Form 10-K
period 1994-01-31
TIFFANY & CO
filed 1994-04-07
CIK 98246

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 1994        COMMISSION FILE NUMBER: 1-9494

                                 TIFFANY & CO.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                          (State or other jurisdiction
                       of incorporation or organization)
                                   13-3228013
                                (I.R.S. Employer
                              Identification No.)

                                727 FIFTH AVENUE
                               NEW YORK, NY 10022
                    (Address of principal executive offices)

                                  212-755-8000
              (Registrant's telephone number, including area code)
                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                            ON WHICH REGISTERED
- - ----------------------------------------------------------------------------------------------
         COMMON STOCK, $.01 PAR VALUE                      NEW YORK STOCK EXCHANGE
             STOCK PURCHASE RIGHTS                         NEW YORK STOCK EXCHANGE

                            ------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  / /
                            ------------------------
     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES
OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO
THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF
SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.
As of March 24, 1994 the aggregate market value of voting stock held by non-affiliates was $435,132,018.13. See Item 5. Market for Registrant's Common
Equity and Related Stockholder Matters below.
                            ------------------------
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S
CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 15,663,063 shares of
Common Stock outstanding as of March 24, 1994.
                            ------------------------
     The following documents are incorporated by reference into this Annual
Report on Form 10-K: Registrant's Annual Report to Shareholders for the Fiscal
Year Ended January 31, 1994 (Parts I, II and IV) and Registrant's Proxy
Statement Dated April 7, 1994 (Part III).
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

         (a)     General development of business.

         Registrant (also referred to as the "Company") is the parent corporation of Tiffany and Company ("Tiffany"). The Tiffany business was founded in 1837 and was incorporated in New York in 1868. On May 5, 1987 Registrant completed the initial public offering of its Common Stock.

         (b)     Financial information about industry segments.

         Industry segment information is not provided because the Registrant operates in a single industry segment: retail and wholesale distribution of fine jewelry, gift and fashion accessory items. Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1994 (Footnote M. "Foreign Operations") is the Registrant's geographic segment information for the fiscal years ended January 31, 1994, 1993 and 1992.

         (c)     Narrative description of business.

         As used below, the terms "Fiscal 1991", "Fiscal 1992" and "Fiscal 1993" refer to the fiscal years ended on January 31, 1992, 1993 and 1994, respectively.


                                    Products

         Registrant's principal product categories are fine jewelry, timepieces, sterling silverware, china, crystal, stationery, writing instruments, fragrance, leather goods, scarves and ties.

         Registrant offers an extensive selection of fine jewelry at a wide range of prices. In Fiscal 1991, 1992 and 1993, approximately 62%, 60% and 65%, respectively, of Registrant's net sales were attributable to jewelry. See Merchandise Purchasing, Manufacturing and Raw Materials below. Subject to approval by Tiffany's design department, designs are developed by employees, suppliers, independent designers and independent "name" designers. See Designer Licenses below.

         TIFFANY & CO. brand watches and clocks as well as other brands of watches are sold. The range of TIFFANY & CO. brand sterling silver merchandise includes flatware, hollowware (tea and coffee services, bowls, cups and trays), trophies, key holders, picture frames and desk accessories. Crystal, glassware, china and other tableware, is sold under the trademarks of well-known manufacturers, as well as under the TIFFANY & CO.


                                                                      - PAGE 2 -
trademark. Custom engraved stationery, writing instruments, handbags, wallets, scarves, men's ties and fashion accessories are sold under the TIFFANY & CO. trademark. Fragrance products are sold under the trademarks TIFFANY and TIFFANY FOR MEN.

                           Distribution and Marketing

Channels of Distribution

         Registrant sells through three channels of distribution, and reports its sales as follows:

                 U.S. Retail consists of retail sales from stores in the United States and wholesale sales to selected independent retailers in North America. U.S. Retail sales include wholesale sales of fragrance products in the United States, Canada and in the Caribbean region. See U.S. Retail below;

                 Direct Marketing consists of sales in the United States through a staff of specialized sales personnel who concentrate on business clients, and sales through direct mail catalogs. See Direct Marketing below; and

                 International Retail consists of both retail and wholesale sales to customers located outside the United States. See International Retail below.


U.S. Retail

         The Fifth Avenue store in New York accounts for the largest portion of the Company's sales and is the focal point for marketing and public relations efforts. Approximately 23%, 24% and 21% of total Company net sales for Fiscal 1991, 1992 and 1993, respectively, were attributable to the New York store's retail sales. Management believes that the New York retail store will continue to account for a substantial portion of the Company's sales. Approximately 32,450 square feet in the New York building are devoted to retail selling.

         Prior to September 1963, when the first branch store was opened in San Francisco, the New York store was Tiffany's sole retail location in the United States. Since that time, branch stores have been opened in the following cities: Houston (1964), Beverly Hills (1964), Chicago (1966), Atlanta (1969), Dallas (1982), Boston (1984), Costa Mesa (1988), Vienna, Virginia (Washington D.C. area) (1990), Philadelphia (1990), Palm Beach (1991), San Diego (1992), Honolulu (1992), Troy, Michigan (1992) and Bal Harbour (1993). The Beverly Hills branch store was relocated to larger quarters in 1990, as were the San



- - - PAGE 3 -

Francisco and Houston branches in 1991. In March, 1993 a boutique located in Atlantic City, New Jersey which had been opened in 1990 was closed. Each of the 15 U.S. branch stores displays a representative selection of merchandise but none maintains the extensive selection carried by the New York store. Management currently contemplates the opening of new branch stores in major United States cities at the rate of approximately two per year. Separate lease agreements to open branches in Short Hills, New Jersey and Chevy Chase, Maryland have been entered into and, subject to completion of construction, Registrant expects to open for business in those locations in September 1995 and April 1996, respectively. The Chevy Chase location could, however, open as early as Fall 1994 should the space become available. See Item 2. Properties below for further information concerning U.S. Retail store leases. United States branch stores range in size from approximately 5,000 to 16,000 gross square feet and total approximately 170,000 gross square feet devoted to retail purposes. On average, approximately 45 percent of the floor space in each branch store is devoted to retail selling.

         Tiffany sells jewelry, watches, tableware and other products at wholesale to approximately 195 United States independent retail locations (exclusive of locations which sell only TIFFANY fragrance products). Selected merchandise is provided to these accounts at wholesale prices that allow traditional retail jewelry mark-ups.

         TIFFANY and TIFFANY FOR MEN brand fragrance products are sold in Registrant's own stores, through its Direct Marketing channel of distribution and through wholesale distribution in the U.S. and many overseas markets. These products are now available in approximately 3000 retail locations in the United States and abroad. Chanel, Inc. sells fragrance concentrates to Tiffany. A subsidiary of Chanel, Inc. provides production, packaging, warehousing, accounting and U.S. distribution services. Tiffany retains control of marketing and promotion and owns all fragrance product inventories and receivables.





Direct Marketing

         Corporate Division sales executives call on business clients throughout the United States, selling products drawn from the retail product line and items specially developed for the business market, including trophies and items made to customer specifications. Price allowances are given to business customers for volume purchases. Corporate Division customers purchase for business gift giving, employee service and achievement recognition awards, customer incentives and other purposes. Products and services are marketed through a sales force of approximately 130 persons, through advertising in newspapers and business periodicals and through the publication of special catalogs.

         Tiffany also distributes catalogs of selected merchandise to its proprietary list of mail and telephone customers and to mailing lists rented from third parties. Four seasonal SELECTIONS (R) catalogs are published, supplemented by COLLECTIONS and other catalogs. The following table sets forth certain data with respect to mail order operations for the periods indicated:

                                                                                                  Fiscal Years Ended January 31,

                                                                                   1992                   1993                  1994
                                                                                   ----                   ----                  ----
 Number of names on catalog mailing list at year-end (consists of customers who purchased by mail or telephone prior to the applicable date):
                                                                                414,895                491,538               535,307

 Total catalog mailings during fiscal year (in millions):
                                                                                   12.4                   12.9                  14.1

 Total mail or telephone orders received during fiscal year:
                                                                                180,795                197,984               210,379


International Retail

         Stores and boutiques included in the International Retail channel of distribution are listed below. For locations operated by Registrant's subsidiary corporations, Registrant records as sales the retail price charged retail customers. For locations operated by third-party distributors, Registrant records as sales the wholesale price charged to the third-party distributors.





- - - PAGE 5 -

                            International Locations


                                           LOCATIONS OPERATED BY REGISTRANT'S SUBSIDIARIES
   FREE-STANDING STORES                                            JAPAN: MITSUKOSHI DEPARTMENT STORES
                                                                   (Boutiques Located in Mitsukoshi Department Stores)
   London, England                                                 Tokyo (Nihombashi)                Takamatsu
   Munich, Germany                                                 Tokyo (Shinjuku)                  Matsuyama
   Zurich, Switzerland                                             Tokyo (Shinjuku) +                Hirakata
   Frankfurt, Germany                                              Tokyo (Ginza)                     Kobe
   Milan, Italy (Faraone)                                          Tokyo (Ikebukuro)                 Nagoya (Hoshigaoka)
   Florence, Italy (Faraone)                                       Yokohama                          Nagoya (Sakae)
   Hong Kong (Peninsula Hotel)                                     Sendai                            Niigata
   Hong Kong (Landmark Center)                                     Sapporo                           Chiba
   Taipei, Taiwan                                                  Osaka                             Kagoshima
   Singapore (Raffles Hotel)                                       Kurashiki                         Okinawa
   Singapore (Ngee Ann City)                                       Hiroshima
   Toronto, Canada
                                                                   + (Accessories Boutique)

   JAPAN: NON-MITSUKOSHI DEPARTMENT STORES                         JAPAN: OTHER MITSUKOSHI LOCATIONS
   Kawasaki, Japan (Saikaya Department Store)                      (NON-DEPARTMENT STORE LOCATIONS)
   Kokura, Japan  (Izutsuya Department Store)                      Hilton Hotel, Nagoya, Japan
   Kyoto, Japan (Daimaru Department Store)                         Hotel Okura, Kobe, Japan
   Hamamatsu, Japan (Matsubishi Department Store)                  Tokyo Bay Hotel, Tokyo, Japan
   Oita, Japan (Tokiwa Department Store)                           Royal Hotel, Osaka, Japan
   Osaka (Shinsaibashi), Japan (Daimaru Department Store)          Nagano, Japan (Specialty Store)
   Osaka (Umeda), Japan (Daimaru Department Store)                 Fukuoka, Japan (Specialty Store)
   Kumamoto, Japan (Tsuruya Department Store)                      Kanazawa, Japan (Specialty Store)
                                                                   The Landmark, Yokohama, Japan


   LOCATIONS OPERATED BY LOTTE TRADING CO., Ltd. in Korea           LOCATIONS OPERATED BY MITSUKOSHI LIMITED AND AFFILIATES

   Lotte World Department Store, Seoul (Duty-free)                  DEPARTMENT STORE LOCATIONS
   Lotte Department Store, Seoul (Duty-free) (Duty-paid)            Hong Kong
   Hotel Lotte, Seoul (Lobby boutique) (Duty-free)                  Taipei, Taiwan
   Hotel Paradise, Pusan (Duty-free)                                Tokyo (Nihombashi), Japan (Faraone)
                                                                    Tokyo (Shinjuku), Japan (Faraone)
                                                                    Sapporo, Japan (Faraone)
   LOCATIONS OPERATED BY OTHER THIRD PARTIES                        Matsuyama, Japan (Faraone)
                                                                    NON-DEPARTMENT STORE LOCATIONS
   Rustan's Department Store, Manila, Philippines                   Moana Surfrider Hotel, Honolulu, Hawaii
   DFS Saipan                                                       Tumon Sands Plaza, Guam


         The above listing does not include international "trade accounts", i.e. non-U.S. retailers to which TIFFANY & CO. or FARAONE brand merchandise is sold on a wholesale basis, but which do not operate a TIFFANY & CO. or FARAONE boutique within their respective stores.





          From 1972 through July 1993, selected TIFFANY & CO. products, principally jewelry and watches, were purchased from Tiffany by Mitsukoshi Limited and its affiliated companies ("Mitsukoshi") for distribution in Japan in TIFFANY & CO. boutiques. Under the agreement with Tiffany by which Mitsukoshi purchased and distributed TIFFANY & CO. products in Japan (the "Distribution Agreement"), all sales transactions between Tiffany and Mitsukoshi were denominated in U.S. Dollars. Registrant recorded wholesale sales to Mitsukoshi as revenue and Mitsukoshi received the merchandise into inventory and recorded revenue on the final sale in Japanese Yen to the ultimate consumer. Mitsukoshi established retail prices for TIFFANY & CO. merchandise in Japan and bore responsibility for management of inventory and the risk of currency fluctuations between the Japanese Yen and the U.S. Dollar.

         On June 12, 1993, Registrant, through its affiliated companies, entered into an agreement (the "New Agreement") to realign its business relationship with Mitsukoshi. Under the New Agreement, Registrant's wholly owned subsidiary, Tiffany & Co. Japan Inc. ("Tiffany-Japan") assumed merchandising and marketing responsibilities in the operation of TIFFANY & CO. boutiques previously operated by Mitsukoshi in its stores and other locations in Japan. The changeover in responsibilities from the Distribution Agreement to the New Agreement occurred during the month of July 1993. Tiffany-Japan now provides merchandising and marketing management and owns substantially all merchandise held for sale in the boutiques. Mitsukoshi provides and maintains boutique facilities, staffs the boutiques with retail employees and assumes credit and certain other risks. Tiffany-Japan pays Mitsukoshi fees aggregating 27% of net retail sales made in such boutiques. Such fees consist of the following elements: (A) 23% of net retail sales made in such boutiques (the "Base Fee") is paid for the services and facilities Mitsukoshi provides Tiffany-Japan in connection with boutique operations (this fee is equivalent to the fee paid by Tiffany-Japan to other department stores in Japan for comparable services); and (B) 4% of net retail sales made in such boutiques (the "Exclusivity Fee") is paid in recognition of the high operating costs in Tokyo where Mitsukoshi has 5 stores and in consideration of Mitsukoshi's agreement to: (1) permit Tiffany- Japan to operate a boutique in each existing location throughout Japan and in all new Mitsukoshi stores opened in Japan until October 15, 2001; (2) construct and outfit all new boutiques to Tiffany-Japan's standards; and (3) make certain improvements to the existing boutique premises. With respect to the sale by Tiffany-Japan of certain high-value jewelry items repurchased from Mitsukoshi (less than 10% of the inventory to be repurchased), the Exclusivity Fee does not apply and the Base Fee is reduced to 5%. Tiffany-Japan also pays Mitsukoshi an incentive fee of 5% of the amount by which boutique sales increase year-to-year, calculated on a per-boutique basis. In Tokyo, TIFFANY & CO. boutiques may be established only in Mitsukoshi's stores and TIFFANY & CO. brand jewelry may be sold only in such boutiques. Tiffany-Japan has, however, reserved certain rights so that it may open a flagship store in Tokyo. The mutual obligations described in this paragraph will expire on October 15, 2001.





- - - PAGE 7 -

         In Fiscal 1991, 1992 and 1993, Mitsukoshi's wholesale purchases from Tiffany constituted, respectively, 23%, 15% and 7% of Registrant's net sales. The significant decrease in Fiscal 1993 reflects the changeover from the Distribution Agreement to the New Agreement. Under the New Agreement, Mitsukoshi no longer purchases TIFFANY & CO. merchandise for sale in Japan. Instead, Mitsukoshi acts for Tiffany-Japan in the sale of merchandise owned by Tiffany-Japan and Registrant recognizes as revenues the retail price charged to the ultimate consumer in Japan. Tiffany-Japan holds inventories for sale, establishes retail prices, bears the risk of currency fluctuations, provides one or more brand managers in each boutique, controls merchandising and display within the boutiques, manages inventory and controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise.

         Because the inventory repurchased and to be repurchased by Tiffany from Mitsukoshi was previously sold by Tiffany to Mitsukoshi, Registrant has reversed the sales and related gross profit associated with the repurchase. Accordingly, in 1993 Registrant recorded a $57.5 million reserve, representing the provision for product returns; this reduced net income in Registrant's second fiscal quarter ended July 31, 1993 by approximately $32.7 million, or $2.07 per share. The establishment of this reserve resulted in a net loss in such second quarter and in Fiscal 1993. Registrant's carrying value of the inventory purchased from Mitsukoshi is lower than the purchase price paid Mitsukoshi because of the reversal of such gross profit. Inventories of saleable TIFFANY & CO. merchandise owned by Mitsukoshi have been and will be repurchased by Tiffany-Japan for approximately $115 million as described below. Approximately $52.5 million of such inventory held by Mitsukoshi in the various boutiques ("Boutique Inventory") was repurchased during the month of July 1993. In addition, approximately $62.5 million of TIFFANY & CO. inventory maintained in Mitsukoshi's Tokyo warehouse and central merchandising facilities ("Central Inventory") has been and will be repurchased by Tiffany throughout the period beginning July 1, 1993 and ending February 28, 1998. The price payable for inventories to be repurchased by Tiffany will be payable in Japanese Yen.1 Mitsukoshi has agreed to accept a deferred payment in respect of $25 million of the purchase price to be paid by Tiffany for Boutique Inventory. This amount must be paid in full on February 28, 1998. Interest at the rate of six percent per annum shall be payable quarterly to Mitsukoshi by Tiffany on the deferred amount. All other amounts payable by Tiffany for inventory repurchased pursuant to the New Agreement will be paid forty days following receipt of inventory.

         Under separate agreements, Mitsukoshi operates four FARAONE boutiques in Mitsukoshi stores in Japan, TIFFANY & CO. boutiques in its department stores in Hong Kong and Taipei and TIFFANY & CO. boutiques in Honolulu and on the island of Guam. Tiffany sells merchandise to Mitsukoshi for resale in these boutiques on a wholesale basis.



__________________________________

  1. For the purposes of this report on Form 10-K, it has been assumed that 110 Japanese yen equal one U.S. dollar.



         In 1989, Mitsukoshi purchased from General Electric Capital Corporation ("GECC"), 1,500,000 shares of Registrant's Common Stock. As of March 24, 1994, Mitsukoshi owned 2,135,000 shares, or 13.63% of the Registrant's Common Stock. Prior to Mitsukoshi's purchase of Registrant's Common Stock from GECC, Registrant and Mitsukoshi entered into an agreement by which Mitsukoshi agreed, subject to certain contingencies, not to purchase in excess of 19.99% of Registrant's issued and outstanding Common shares. This agreement expires on September 21, 1994.

         In 1992, Registrant assumed the operation of four TIFFANY & CO. boutiques previously operated by Mitsukoshi in third party department stores in Japan. Registrant now operates eight boutiques in Japan in non-Mitsukoshi department stores.

         Mr. Yoshiaki Sakakura, President and Chief Executive Officer of Mitsukoshi, was appointed a director of the Registrant on November 15, 1989, and will continue to serve as a director if elected by Registrant's stockholders at their annual meeting scheduled to be held on May 19, 1994.

         Wholesale distribution of TIFFANY & CO. jewelry and/or watches is also made through independent distributors in Japan, Europe, the Middle East, Korea, the Philippines and Saipan.

         Tiffany began its ongoing program of international expansion through proprietary retail stores in 1986 with the establishment of the London store. The Munich and Zurich stores were opened in 1987 and 1988, respectively. In 1990, the Zurich store was expanded. Stores in Hong Kong at the Peninsula hotel and at the Landmark center were opened in August 1988 and March 1989, respectively. In 1990, a store was opened in Taipei, and in 1991 stores in Singapore (at the Raffles Hotel), Frankfurt and Toronto were opened, and the
London store was expanded.   In early Fiscal 1993, a hotel boutique in Berlin,
which had been opened in 1991, was closed. Also in Fiscal 1993, a second store was opened in Singapore's Ngee Ann City, and the Peninsula hotel store in Hong Kong was expanded.

         Company-operated international TIFFANY & CO. stores and boutiques range in size from approximately 700 to 13,000 gross square feet and total approximately 127,000 gross square feet devoted to retail purposes.

         In October 1989, Registrant completed the purchase of a controlling interest in the parent corporation of Faraone, S.p.A. ("Faraone"), a manufacturing jeweler which operates retail jewelry stores under the FARAONE tradename in Milan and Florence and offers its products at wholesale to other retailers in Europe and through Mitsukoshi-operated FARAONE boutiques in Japan. Faraone also offers TIFFANY & CO. products in its stores and through its wholesale distribution, and FARAONE products are offered in TIFFANY & CO. stores in Europe.





- - - PAGE 9 -

         Registrant expects to continue to open stores in locations outside the United States. However, the timing and success of this program will depend upon many factors, including Registrant's ability to obtain suitable retail space on satisfactory economic terms, the extent of consumer demand for TIFFANY & CO. products in overseas markets and the fact that Tiffany's reputation in Europe is not yet as firmly established with consumers as it is in the United States and Japan. TIFFANY & CO. boutiques have now been installed in all current Mitsukoshi department stores in Japan. Future expansion in Japan will, to some extent, be dependent upon Mitsukoshi establishing new department stores. However, under its agreement with Mitsukoshi, Tiffany has retained certain rights so that it may undertake further development in Japan on its own initiative, and Tiffany also operates boutiques in stores other than Mitsukoshi in locations outside of Tokyo.

         The following chart details the growth in the Company's stores and boutiques since 1987 on a worldwide basis:


                                                      Worldwide Retail Locations
- - ------------------------------------------------------------------------------------------------------------------------------------
                                    Registrant's Subsidiary Companies                               Independent
                     --------------------------------------------------------------------   --------------------------
                         North America and Europe                                    Pacific Rim
                     ----------------------------------         ------------------------------------------------------
     End of
     Fiscal:         U.S.         Canada         Europe         Japan         Elsewhere       Mitsukoshi        Others       Total
                     ----         ------         ------         -----         ---------       ----------        ------       -----
      1987             8             0             2              0               0               21              0           31

      1988             9             0             3              0               1               21              0           34
      1989             9             0             5              0               2               24              0           40

      1990            12             0             5              0               3               27              0           47

      1991            13             1             7              0               4               38              2           65

      1992            16             1             7              7               4               36              4           75
      1993            16             1             6             37               5                8              6           79
====================================================================================================================================





                           Advertising and Promotion

         Tiffany regularly advertises its business, primarily in newspapers and magazines. Cooperative advertising funds are received from certain merchandise vendors and the Company also provides its domestic and international third-party distributors with cooperative advertising funds. In Fiscal 1991, 1992, and 1993, Tiffany spent approximately $19.2 million, $19.4 million and $18.1 million, respectively, on worldwide advertising, net of amounts contributed by vendors to Tiffany, but inclusive of cooperative advertising funds contributed by Tiffany to third party distributors.

         Public Relations (promotional) activity is also a significant aspect of Registrant's business. Management believes that Tiffany's image is enhanced by a program of charity sponsorships, grants and merchandise donations. The Company also engages in an aggressive program of retail promotions and media activities to maintain consumer awareness of the Company and its products.
Each year, Tiffany publishes its well-known Blue Book which showcases fine jewelry and other merchandise. Tiffany's New York window displays, designed by Gene Moore, are another important aspect of Tiffany's promotional efforts. In 1990, a book by Mr. Moore highlighting the art of window display was published. In its New York store, Tiffany displays table settings created by leading interior decorators and by prominent hosts and hostesses. John Loring, Tiffany's Design Director, is the author of several books featuring Tiffany products. Registrant considers these and other promotional efforts important in maintaining Tiffany's image as an arbiter of taste and style.

                                   Trademarks

         The designations TIFFANY(R) and TIFFANY & CO.(R) are the principal trademarks of Tiffany, as well as serving as tradenames. Tiffany has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO. for a variety of product categories in the United States and in other countries. Over the years, Tiffany has maintained a program to protect its trademarks and has instituted legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products. Tiffany has been generally successful in such actions and management considers that its United States trademark rights in TIFFANY and TIFFANY & CO. are strong. However, use of the designation TIFFANY by third parties (often small companies) on unrelated goods or services, often transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action. Also, trademark rights are territorial in nature and, under the laws of foreign jurisdictions, Tiffany's rights are not as broad as in the United States. Tiffany does not claim to be the sole person entitled to use the name TIFFANY in all product categories throughout the world; third parties have registered the name TIFFANY in the United States in the food services category, and in certain foreign




- - - PAGE 11 -
countries in certain product categories, including the categories for fragrance, cosmetics, jewelry, eyeglass frames, clothing and tobacco products.

                               Designer Licenses

         Tiffany has been the sole licensee for jewelry designed by Ms. Peretti, Ms. Picasso and the late Mr. Schlumberger since 1974, 1980 and 1956, respectively. In 1992, Tiffany acquired trademark and other rights necessary to sell the designs of the late Mr. Schlumberger under the TIFFANY-SCHLUMBERGER trademark. Ms. Peretti and Ms. Picasso retain ownership of copyrights for their designs and of their trademarks and exercise approval rights with respect to important aspects of the promotion, display, manufacture and merchandising of their designs and Tiffany is required by contract to devote a portion of its advertising budget to the promotion of their respective products; each is paid a royalty by Tiffany for jewelry and other items designed by them and sold under their respective names. Written agreements exist between Ms. Peretti and Tiffany and between Ms. Picasso and Tiffany but may be terminated by either party following six months notice to the other party. Tiffany is the sole retail source for merchandise designed by Ms. Peretti worldwide; however, she has reserved by contract the right to appoint other distributors in markets outside the United States.

         The designs of Ms. Peretti accounted for 17%, 14% and 14% of Tiffany's net sales in Fiscal 1991, 1992 and 1993, respectively. Merchandise designed by Ms. Picasso accounted for an aggregate of 4%, 5% and 5% of Tiffany's net sales in Fiscal 1991, 1992 and 1993, respectively. Registrant's operating results could be adversely affected were it to cease to be a licensee of one or more of these designers or should its degree of exclusivity in respect of their designs be diminished.

            Merchandise Purchasing, Manufacturing and Raw Materials

         Merchandise offered for sale by Tiffany is supplied from the Company's workshops in New York City and Pleasantville, New York; Parsippany, New Jersey; Attleboro, Massachusetts; Salem, West Virginia; Lussy-sur-Morges, Switzerland; Paris, France; and Milan, Italy and through purchases and consignments from others. The following table shows Tiffany's sources of merchandise, based on cost, for the periods indicated:

                                                                                Fiscal Years Ended January 31,

                                                                   1992                 1993                 1994
                                                                   ----                 ----                 ----
             Produced by Tiffany                                   25 %                 29 %                  27 %

             Purchased from others                                 75                   71                    73
                                                                  -------              -------              -------

             Total                                                100 %                100 %                 100 %

Approximately 42% of the merchandise purchased from others in Fiscal 1993 was manufactured outside the United States.





         Gems and precious metals used in making Tiffany jewelry may be purchased from a variety of sources. For the most part, purchases of such materials are from suppliers with which Tiffany enjoys long-standing relationships. Tiffany believes that there are numerous alternative sources for gems and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.

         Diamond jewelry accounted for approximately 17%, 16% and 23% of Tiffany's net sales for Fiscal 1991, 1992 and 1993, respectively. Tiffany does not purchase uncut diamonds and does not anticipate any material adverse change in the availability of cut and polished diamonds in general. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Central Selling Organization (the "CSO"), a marketing arm of De Beers Centenary AG, a Swiss corporation. The CSO has traditionally controlled the marketing of approximately 75-80% of the world's supply of uncut diamonds and sells uncut diamonds to worldwide diamond cutters from its London office approximately 10 times a year in quantities and at prices determined in its sole discretion. Tiffany does not purchase diamonds directly from the CSO. The availability of diamonds to the CSO and Tiffany's suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, such as South Africa (which currently accounts for approximately 11% of the world diamond output), Australia, Brazil, Botswana, the former Soviet Union and Zaire, and on the continuance of the prevailing supply and marketing arrangements for uncut diamonds. Sustained interruption in the supply of uncut diamonds from the producing countries could adversely affect Tiffany and the retail jewelry industry as a whole.

         Finished jewelry is purchased from more than 100 manufacturers, most of which have long-standing relationships with Tiffany. Tiffany believes that there are alternative sources for most jewelry items; however, due to the craftsmanship involved in certain designs, Tiffany would have difficulty in finding readily available alternatives in the short term.

         TIFFANY & CO. brand clocks and components for watches are manufactured by third party suppliers. Some watches are also assembled by third parties.

         Tiffany contracts with a single manufacturer to produce its silver flatware patterns from Tiffany's proprietary dies by use of Tiffany's traditional manufacturing techniques. Likewise, engraved stationery is purchased from a single manufacturer. Loss of either manufacturer could result in the unavailability of silver flatware or engraved stationery, as the case may be, during the period necessary for Tiffany to arrange for new production.

         As Registrant's sales have grown, management has increasingly begun to focus its attention on merchandise supply issues and has acquired additional merchandise manufacturing capabilities. In Fiscal 1989, the Company completed the acquisition of the assets and business and assumed certain liabilities of Howard H. Sweet & Son, Inc., a manufacturer of gold and silver jewelry and chains located in Attleboro, Massachusetts




- - - PAGE 13 -

("Sweet").  Tiffany operates the Sweet business as a separate subsidiary under
the name and trademark HOWARD H. SWEET & SON.    In Fiscal 1990, Tiffany
acquired the assets and business of McTeigue & Co., a manufacturer of gold jewelry located in Pleasantville, New York. In Fiscal 1991 Tiffany completed the acquisition of the business of the late Camille Le Tallec. Located in Paris, this workshop decorates hand-painted tableware. Also in Fiscal 1991, the Company established a watch assembly, engineering and testing operation in Lussy-sur-Morges, Switzerland. This operation affords Tiffany greater control over, and flexibility with respect to, the watch procurement process, and permits volume purchases of certain watch components, including watch movements. In Fiscal 1992, Tiffany acquired the assets and business of Judel Glassware Co., Inc., which produces crystal glassware in Salem, West Virginia. Manufacturing capacity at this facility will be increased to provide an additional crystal production resource for the Company. Registrant may seek additional manufacturing capacity in certain key product categories, although there are no current plans to do so.

                                  Competition

         Registrant is faced with substantial competition in all areas in which it is active, in most cases from companies that provide competition for only a portion of its diverse lines of merchandise. Competitors and the intensity of competition vary across product lines, geographic locations and channels of distribution. In the United States, TIFFANY & CO. retail stores must compete with jewelers and other retailers whose international reputations for style, integrity and expertise are well established. Tiffany must also compete with jewelers and other retailers who compete primarily on the basis of price. However, while price promotion is common in the jewelry industry, Tiffany does not compete through price promotion but rather on the basis of value -- the quality or its products and designs -- and the service provided by its store personnel.

         The international marketplace for TIFFANY & CO. products is characterized by highly competitive conditions. Although Registrant believes that the name TIFFANY & CO. is known and respected internationally, and although Tiffany did operate retail stores in London and Paris prior to World War II, Tiffany did not have a retail presence in Europe in the post-war era until 1986. Accordingly, consumer awareness of Tiffany and its products is not as strong in Europe as in the United States or in Japan, where Tiffany has distributed its products for many years. Registrant expects that its overseas stores have and will continue to experience intense competition from established retailers in international cities where TIFFANY & CO. stores are and may eventually be located.

         In direct marketing, the TIFFANY & CO. reputation and diverse product line are believed to be favorable competitive factors; nonetheless, highly competitive conditions prevail. A growing number of direct sellers compete for access to the same mailing lists of known purchasers of luxury goods, and mailing and production costs are increasing. In marketing to businesses, Tiffany faces numerous competitors who sell a wide variety of products.





                                   Employees

         As of January 31, 1994, the Registrant's subsidiary corporations employed an aggregate of approximately 3,133 full-time and part-time persons. Of those employees, 2,731 were employed in the United States. Of Tiffany's total employees, approximately 1,178 persons are salaried employees, 415 are engaged in manufacturing and 1,188 are retail store personnel. None of the Company's employees is represented by a union. Registrant believes that relations with its employees are good.

ITEM 2. PROPERTIES

         All of Tiffany's principal operating facilities are leased although Registrant does own a small glass manufacturing facility in Salem, West Virginia.

                                 New York Store

         Tiffany leases the land and building at 727 Fifth Avenue in New York City for use as its main retail store and executive offices. The building was constructed in 1940. Approximately 32,450 gross square feet of this 124,000 square foot building are devoted to retail selling purposes, with the balance devoted to executive and administrative offices, jewelry production and storage. The building at 727 Fifth Avenue was designed to be a retail store for Tiffany and Tiffany believes it is well configured and located for this function.

         The initial lease term for the New York store building expires on October 31, 1994 but may, subject to the terms of the lease, be renewed for five successive terms of five years each. Basic rent for the building is $5.96 million per annum. That rate will remain effective until the expiration of the initial lease term. Tiffany has given notice of renewal for the first five-year renewal term. After October 31, 1994, when this renewal term commences, the basic rent will be increased by the greater of (i) a proportional increase in accordance with a consumer price index or (ii) the fair rental value of the property as determined by an appraisal proceeding. Tiffany has not yet been advised as to its landlord's position as to rent during the renewal term. Tiffany must also pay all costs of operating the building, including real property taxes, in addition to the basic rent.


                              Distribution Center

         The Company's distribution facility in Parsippany, New Jersey is 16 years old and consists of approximately 135,000 square feet of space devoted to warehousing, receipt and distribution of merchandise, order processing, silversmithing and offices. The initial term of the net lease covering this facility expires on May 31, 1995 and may be renewed




- - - PAGE 15 -
thereafter for two successive periods of five years each at a fair market rental rate. The current basic rental is approximately $7.06 per square foot per annum. In April, 1993 the Company entered into a lease for 51,000 square feet of warehouse space in Pine Brook, New Jersey, a town adjacent to Parsippany. With the addition of this bulk storage and overflow capacity, management believes that the Parsippany distribution facility will continue to be adequate but not optimal for the most efficient distribution of the Company's products. Accordingly, management is developing plans to relocate distribution and warehouse operations to a single facility by late 1996 or early 1997, and to combine existing New Jersey office, manufacturing and distribution support facilities into that same site.


                   Branch and Subsidiary Retail Store Leases

Set forth below is the expiration date for each of Tiffany's existing branch and subsidiary retail store leases (and, where applicable, optional renewal terms): Phipps Plaza Shopping Center, Atlanta, GA, July 31, 2000 (two five-year terms); Two Rodeo Drive, Beverly Hills, CA, October 7, 2005 (two five-year terms); Copley Place, Boston, MA, July 31, 2009 (two five-year terms); 715 North Michigan Avenue, Chicago, IL, September 30, 1997 (one 10-year term); South Coast Plaza, Costa Mesa, CA, January 31, 2004 (one five-year term); The Galleria, Dallas, TX, October 31, 1997 (one five-year term); Union Square, San Francisco, CA, October 29, 2006 (one ten-year term); Galleria Post Oak Shopping Center, Houston, TX, September 30, 2007 (one five-year term); 259 Worth Avenue, Palm Beach, FL, May 31, 2007 (two five-year terms); The Bellevue, Philadelphia, PA, November 16, 2005 (one five-year term); The Paladion, San Diego, CA, May 31, 2007; Fairfax Square, Vienna, VA, March 31, 2000 (two five-year terms); The Somerset Collection, Troy, MI, September 30, 2007; Ala Moana Center, Honolulu, HI, January 31, 2000; Bal Harbour Shops, Bal Harbour, FL, May 31, 2003; 20 Goethestrasse, Frankfurt, Germany, January 31, 2001 (one 10-year term); 25 Old Bond Street, London, England, March 24, 2016; Residenzstrasse 11, Munich, Germany, June 30, 1994 (one four-year term); The Landmark, Hong Kong, November 15, 1994; The Peninsula, Kowloon, Hong Kong, February 28, 1995; Raffles Hotel, Singapore, September 16, 1994 (one three- year term); Regent Hotel, Taipei, Taiwan, October 6, 1995 (two five-year terms); 85 Bloor Street, Toronto, Canada, October 15, 2006 (one seven-year term); Bahnhofstrasse 14, Zurich, Switzerland, September 30, 2000; and Ngee Ann City, Singapore, September 15, 1999 (one year renewal term).

         In addition to the leases shown above, Tiffany has entered into a fifteen-year lease for a 10,000 square foot retail location at the Oakbrook Center, Oakbrook, Illinois, a ten-year lease for an 8,400 square foot retail location at The Mall at Short Hills, Short Hills, New Jersey, and a 5,400 square foot retail location at Chevy Chase Plaza, Chevy Chase, Maryland. The Oakbrook Center store is currently under construction and is expected to open in September 1994. Construction of The Mall at Short Hills location is expected to begin in Spring 1995 and to be completed by September 1995. Construction of the Chevy Chase, Maryland store is expected to commence no later than December 1995 and to be completed within four months.





         Registrant also operates two FARAONE stores in Italy, one in Milan and one in Florence. The Milan store is located on Via de Montenapoleone. The present lease expires on March 31, 1999, but may, subject to certain conditions imposed by Italian law, be renewed for an additional term of six years. The Florence store is located on Via Tornabuoni. The present lease expires on June 30, 1997 and is renewable for an additional term of six years, subject to the same conditions imposed by law upon the Milan lease.

ITEM 3. LEGAL AND ENVIRONMENTAL PROCEEDINGS

         Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany's business, including proceedings to protect its trademark rights, litigation instituted by persons alleged to have been injured upon premises within Registrant's control and litigation with present and former employees. Registrant believes that no litigation currently pending to which it or Tiffany is a party or to which its properties are subject will have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1994.





- - - PAGE 17 -

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Registrant are:

NAME                          AGE       POSITION                                           YEAR JOINED TIFFANY
William R. Chaney              61       Chairman of the Board of Directors, President            1980
                                        and Chief Executive Officer

Michael J. Kowalski            42       Executive Vice President                                 1983

James E. Quinn                 42       Executive Vice President                                 1986



Jeanne B. Daniel               38       Senior Vice President - Merchandising                    1986



Patrick B. Dorsey              43       Senior Vice President - General Counsel and              1985
                                        Secretary


James N. Fernandez             38       Senior Vice President - Finance                          1983
                                        and Chief Financial Officer

Marsha S. Gewirtzman           43       Senior Vice President - Corporate                        1987

Fernanda K. Gilligan           47       Senior Vice President - Public Relations                 1984

John R. Loring                 54       Senior Vice President - Design Director                  1979


Diana Lyne                     40       Senior Vice President - Marketing                        1984

Thomas J. O'Neill              41       Senior Vice President - International -Far East          1985

Dale S. Strohl                 57       Senior Vice President - Operations                       1984


Larry M. Segall                39       Vice President, Treasurer and Controller                 1985


William R. Chaney. Mr. Chaney, Chairman, President and Chief Executive Officer of Tiffany since August 1984, joined Tiffany in January 1980 as a member of its Board. Prior to 1984 he served as an executive officer of Avon Products Inc. Mr. Chaney also serves on the board of directors of the Bank of New York.




Michael J. Kowalski. Mr. Kowalski has held a variety of merchandising management positions since joining Tiffany in 1983 as Director of Financial Planning. On March 19, 1992 he was appointed Executive Vice President with overall responsibility in the following areas: merchandising, marketing, advertising, public relations and product design.

James E. Quinn. Mr. Quinn joined the Company in July 1986 as Vice President of branch sales for the Company's corporate sales operations. He was promoted to his current position as Executive Vice President responsible for all United States retail and corporate sales on March 19, 1992 and assumed responsibility for all North American retail and corporate sales in 1994.

Jeanne B. Daniel. Ms. Daniel has served in a variety of merchandising management positions since joining the Company in 1986 as a merchandising management associate. She was appointed Senior Vice President with responsibility for Merchandising Group I (jewelry) in October 1992.

Patrick B. Dorsey. Mr. Dorsey joined the Company in July 1985 as General Counsel and Secretary.

James N. Fernandez. Mr. Fernandez joined Tiffany in October 1983 and has held various positions in financial planning and management since that time. He was appointed to his current position in April 1989.

Marsha S. Gewirtzman. Ms. Gewirtzman joined the Company in September 1987 in a sales management capacity within the corporate sales division. On March 19, 1992 she was appointed Senior Vice President with responsibility for corporate sales.

Fernanda K. Gilligan. Mrs. Gilligan joined Tiffany in October 1984 as Director of Retail Marketing. She assumed her current responsibilities in January 1990.

John R. Loring. Mr. Loring has served as Design Director since joining Tiffany in 1979.

Diana Lyne. Ms. Lyne joined Tiffany in July 1984 as Director of Advertising. She assumed her current responsibilities in January 1990.

Thomas J. O'Neill. Dr. O'Neill joined Tiffany in February 1985 as a management associate. He assumed responsibility for sale in the Pacific Rim in March 1992 and assumed responsibility for sales in the Mid-East in 1994.

Dale S. Strohl.  Mr. Strohl assumed his current responsibilities in September
1984.

Larry M. Segall. Mr. Segall joined Tiffany in 1985 as Controller. He was appointed Treasurer-Controller on January 21, 1993.





- - - PAGE 19 -

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Registrant's Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low sales prices per share for shares of such Common Stock for Fiscal 1992 were:

Fiscal 1992                                       High                    Low
First Fiscal Quarter                             $52.88                  $42.00
Second Fiscal Quarter                            $44.13                  $23.25
Third Fiscal Quarter                             $29.25                  $22.63
Fourth Fiscal Quarter                            $35.38                  $25.00

In consolidated trading, the high and low sale prices per share for shares of such Common Stock for Fiscal 1993 were:

Fiscal 1993                                       High                    Low
First Fiscal Quarter                             $32.63                  $24.13
Second Fiscal Quarter                            $33.50                  $26.38
Third Fiscal Quarter                             $33.25                  $26.25
Fourth Fiscal Quarter                            $38.00                  $29.13

        On March 24, 1994, the high and low selling prices quoted on such exchange were $33.625 and $33.250 respectively. On March 24, 1994 there were 2,268 record holders of Registrant's Common Stock.

        It is Registrant's policy to pay a quarterly dividend of $.07 per share of Common Stock, subject to declaration of such dividend by Registrant's Board of Directors. In Fiscal 1992, dividends of $.07 per share were paid on April 10, 1992, July 10, 1992, October 9, 1992 and January 8, 1992. In Fiscal 1993,
dividends of $.07 per share were paid on April 9, 1993, July 9, 1993, October 8, 1993 and January 10, 1994.

        In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Report on Form 10-K, 2,135,000 shares of Registrant's Common Stock beneficially owned by Mitsukoshi Limited and by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933.





ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1994.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from Registrant's Proxy Statement dated April 7, 1994, pages 2-5 and 7.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from Registrant's Proxy Statement dated April 7, 1994, pages 8-17.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from Registrant's Proxy Statement dated April 7, 1994, pages 5-7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Registrant's Proxy Statement dated April 7, 1994, pages 13-14. See also Part I, Item 1. Distribution and Marketing, International Retail, above, for a discussion of Registrant's business relationship with Mitsukoshi, Ltd., a holder of in excess of 10% of Registrant's issued and outstanding Common Stock.





- - - PAGE 21 -

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)     List of Documents Filed As Part of This Report:

1.  Financial Statements:

Data incorporated by reference from
the 1993 Annual Report to Shareholders
of Tiffany & Co. and Subsidiaries:

Report of Independent Accountants
(See page 31 of this Form 10-K)

Consolidated balance sheets
as of January 31, 1994 and 1993

Consolidated statements of operations
for the years ended January 31, 1994, 1993 and 1992

Consolidated statements of stockholders' equity for the years ended January 31, 1994, 1993 and 1992

Consolidated statements of cash flows
for the years ended January 31, 1994, 1993 and 1992

Notes to consolidated financial statements

2.  Financial Statement Schedules:

             The following financial statement schedules should be read in conjunction with the consolidated financial statements incorporated by reference herein:

VIII.        Valuation and qualifying accounts and reserves.

IX.          Short-term borrowings.

X.           Supplementary income statement information.

All other schedules have been omitted since they are either not applicable or not required, or because the information required is included in the consolidated financial statements and notes thereto.





3.  Exhibits:


             The following exhibits have been filed with the Securities and Exchange Commission but are not attached to copies of this Form 10-K other than complete copies filed with said Commission and the New York Stock Exchange:


Exhibit      Description

 3.1 Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant's Report on Form 8-K dated June 23, 1989.

 3.2         By-Laws of Registrant (as last amended April 19, 1993).

 4.1 Form of Rights Agreement Dated as of November 17, 1988 by and between Registrant and Manufacturers Hanover Trust Company, as Rights Agent. Incorporated by reference from Exhibit 4.1 to Registrant's Report on Form 8-K dated November 18, 1988.

 4.2 Amendment to Rights Agreement dated as of September 21, 1989 by and between Registrant and Manufacturers Hanover Trust Company, as Rights Agent. Incorporated by reference from Exhibit 4.2 to Registrant's Report on Form 8-K dated September 28, 1989.

 4.3 Indenture dated as of March 15, 1991 between Registrant and Manufacturers Hanover Trust Company, as Trustee, in respect of Registrant's 6-3/8% Convertible Subordinated Debentures Due 2001. Incorporated by reference from Exhibit 4.3 to Registrant's Report on Form 10-K for the fiscal year ended January 31, 1992 and dated April 10, 1992.

10.5 Designer Agreement between Tiffany and Paloma Picasso dated April 4, 1985. Incorporated by reference from Exhibit 10.5 filed with Registrant's Registration Statement on Form S-1, Registration No. 33-12818 (the "Registration Statement").

10.15 Lease between Tiffany and Creef Gem Corporation dated May 24, 1985 for 801 Jefferson Road, Parsippany, N.J. Incorporated by reference from Exhibit 10.15 to the Registration Statement.

10.16 Lease dated October 15, 1984 between Avon Export Corporation and Tiffany for 727 Fifth Avenue, New York, N.Y. Incorporated by reference from Exhibit 10.16 to the Registration Statement.




- - - PAGE 23 -

Exhibit      Description

10.53 Distribution and Manufacturing Services Agreement between Chanel, Inc. and Tiffany and Company dated as of January 1, 1993. Incorporated by reference from Exhibit 10.53 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1993 and dated April 12, 1993.

10.54 Letter Agreement dated March 4, 1987 between Tiffany and Elsa Peretti. Incorporated by reference from Exhibit 10.54 to the Registration Statement.

10.56 Purchase Agreement dated as of July 18, 1988, by and between Tiffany and Chanel, Inc. Incorporated by reference from Exhibit
             28.2 to the Form S-8.

10.64 Distribution Agreement dated November 28, 1988 by and between Tiffany and Mitsukoshi (U.S.A.), Inc. in respect of Hawaii. Incorporated by reference from Exhibit 10.64 to Registrant's Report on Form 10-K for the fiscal year ended January 31, 1989 and dated April 21, 1989.

10.68        Form of credit agreement entered into with certain banks.
             Incorporated by reference from Exhibit 10.68 to Registrant's Report on Form 10-Q for the fiscal quarter ended July 31, 1989 and dated September 13, 1989.

10.69        Form of credit agreement entered into with certain banks.
             Incorporated by reference from Exhibit 10.69 to Registrant's Report on Form 10-Q for the fiscal quarter ended October 31, 1989 and dated December 14, 1989.

10.82 Form of Amendment to Credit Agreement made as of April 1, 1990 with certain banks. The following banks have entered into an Amendment to Credit Agreement No. 2: BBL Bank Brussels Lambert, New York Branch; CIBC, Inc.; Credit Suisse; The Fuji Bank, Limited, Fuji Bank (Schweiz) AG, and The Fuji Bank and Trust Company; Irving Trust Company; United Jersey Bank. Incorporated by reference from Exhibit 10.82 to Registrant's Report on Form 10-Q for the fiscal quarter ending April 30, 1990 and dated June 13, 1990.

10.89 Subscription Agreement in respect of Registrant's 6-3/8% Convertible Subordinated Debentures due 2001, dated March 8, 1991 among Lehman Brothers International Limited, Credit Suisse First Boston Limited, Goldman Sachs International Limited, Merrill Lynch International Limited, The Nikko Securities Co., (Europe) Ltd., Paribas Limited, Robertson, Stephens & Company, UBS Phillips & Drew Securities Limited. Incorporated by reference from Exhibit
             10.89 to Registrant's Report on Form 10-K for the fiscal year ended January 31, 1991.





Exhibit      Description

10.99 Form of Amendment to Credit Agreement made as of January 31, 1992 with certain banks. The following banks have entered into an Amendment to Credit Agreement No. 3: BBL Bank Brussels Lambert, New York Branch; Credit Suisse; The Fuji Bank, Limited, Fuji Bank (Schweiz) AG and The Fuji Bank and Trust Company; Bank of New York; United Jersey Bank. Incorporated by reference from Exhibit
             10.99 to Registrant's Report on Form 10-K for the fiscal year ended January 31, 1992 and dated April 10, 1992.

10.101 Form of Note Purchase Agreement, including the form of 7.52% Senior Notes due 2003 issued thereunder at par by Registrant on January 31, 1993 for an aggregate principal amount of $51,500,000. Incorporated by reference from Exhibit 10.101 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1993 and dated April 12, 1993.

10.102 Master Agreement (interest rate transfers "Swap Transactions") dated January 26, 1993 between Lehman Brothers Special Financing Inc. and Registrant, and confirmation of Swap Transaction dated February 1, 1993 for notional amount $50 million. Incorporated by reference from Exhibit 10.102 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1993 and dated April 12, 1993.

10.110 Inventory Purchase Agreement by and between Tiffany, Tiffany-Japan (Delaware) Inc., and Mitsukoshi dated June 25, 1992. Incorporated by reference from Exhibit 10.110 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1993 and dated April 12, 1993.

10.111 Agreement made June 12, 1993 by and between Tiffany-Japan (Delaware) Inc., Tiffany and Mitsukoshi Limited. Incorporated by reference from Exhibit 10.111 filed with Registrant's Report on Form 8-K dated June 12, 1993.

10.112 Amendment No.1 To Distribution Agreement (Oahu, Hawaii) made with respect to Distribution Agreement made the 28th day of November 1988 by and between Tiffany and Mitsukoshi (U.S.A.), Inc. (see
             Exhibit 10.64 above) entered into as of December 13, 1993 and Amendment No. 1 to License Agreement (Oahu, Hawaii) made with respect to the License made the 28th day of November 1988 by and between Tiffany and Mitsukoshi (U.S.A.), Inc. (see Exhibit 10.64 above) entered into as of December 13, 1993.

11.1         Statement re Computation of Per Share Earnings.





- - - PAGE 25 -

Exhibit      Description

13.1 Annual Report to Stockholders for Fiscal Year Ended January 31, 1994 (pages 10 through 27 of such Annual Report have been filed in electronic format).

21.1         Subsidiaries of Registrant.

23.1         Consent of Coopers & Lybrand, independent accountants.

28.1 Form of Agreement in Respect of Tiffany & Co. Shares dated September 21, 1989 between Registrant and Mitsukoshi Limited. Incorporated by reference from Exhibit 28.1 to Registrant's Report on Form 8-K dated September 21, 1989.


                 Executive Compensation Plans and Arrangements

Exhibit      Description

10.2 Registrant's 1985 Stock Option Plan and forms of incentive stock option agreement and stock option agreement, as last amended on January 18, 1990. Incorporated by reference from Exhibit 10.3 to Registrant's Report on Form 10-K for the fiscal year ended January 31, 1990 and dated April 13, 1990.

10.3 Registrant's 1986 Stock Option Plan and form of stock option agreement, as last amended on March 19, 1992. Incorporated by reference from Exhibit 10.3 to Registrant's Report on Form 10-Q for the fiscal quarter ended April 30, 1992 and dated June 11, 1992.

10.25 Deferred Compensation Agreement between William R. Chaney and Tiffany and Company dated December 31, 1989. Incorporated by reference from Exhibit 10.25 to Registrant's Report on Form 10-K for the fiscal year ended January 31, 1990 and dated April 13, 1990.

10.49 Form of Indemnity Agreement, approved by Board of Directors of March 19, 1987. Incorporated by reference from Exhibit 10.49 to the Registration Statement.

10.60 Registrant's 1988 Director Stock Option Plan and form of Stock Option agreement. Incorporated by reference from Exhibit 10.60 to Registrant's Report on Form 10-K for the fiscal year ended January 31, 1988 and dated April 18, 1988.

10.113       Tiffany and Company Pension Plan, as last amended February 16,
             1994.





Exhibit      Description

10.114       1994 Tiffany and Company Supplemental Retirement Income Plan.

10.105 Group Long Term Disability Insurance Policy issued by The Mutual Benefit Life Insurance Company. Policy Number: G53,152. Incorporated by reference from Exhibit 10.105 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1993 and dated April 12, 1993.

10.106 Tiffany and Company Executive Deferral Plan. Incorporated by reference from Exhibit 10.106 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1993 and dated April 12, 1993.

10.115 1994 Form of Split Dollar Life Insurance Agreement entered into by Tiffany and Company and Executive Officers including form of Assignment of Life Insurance Policy as Collateral.

10.108 Tiffany & Co. Retirement Plan for Non-Employee Directors. Incorporated by reference from Exhibit 10.108 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1993 and dated April 12, 1993.

10.109 Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1993 and dated April 12, 1993.

REGISTRANT WILL FURNISH COPIES OF ANY OF THE FOREGOING EXHIBITS TO ANY REGISTERED HOLDER OF THE REGISTRANT'S COMMON STOCK UPON PAYMENT OF A FEE OF $.15 PER PAGE FURNISHED, WHICH FEE REPRESENTS REGISTRANT'S EXPENSES IN FURNISHING SUCH EXHIBIT.


(b)          Reports on Form 8-K.

             On December 28, 1993, Registrant filed a Report on Form 8-K reporting that Registrant had announced its preliminary, unaudited sales figures for the period November 1 to December 25, 1993. The text of Registrant's announcement was included in the Report.





- - - PAGE 27 -

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TIFFANY & CO.
                                           (Registrant)



Date: April 7, 1994                   By:  /s/ William R. Chaney
                                           ------------------------------
                                           William R. Chaney
                                           Chairman of the Board and President





             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 7, 1994                   By:  /s/ William R. Chaney
                                           ------------------------------
                                           William R. Chaney
                                           Chairman of the Board and President
                                           (principal executive officer)
                                           (director)

Date: April 7, 1994                   By:  /s/ James N. Fernandez
                                           ------------------------------
                                           James N. Fernandez
                                           Senior Vice President-Finance
                                           (principal financial officer)

Date: April 7, 1994                   By:  /s/ Larry M. Segall
                                           ------------------------------
                                            Larry M. Segall
                                            Vice President
                                            (principal accounting officer)

Date: April 7, 1994                   By:  /s/ Jane A. Dudley
                                           ------------------------------
                                           Jane A. Dudley
                                           Director

Date: April 7, 1994                   By:  /s/ Samuel L. Hayes, III
                                           ------------------------------
                                           Samuel L. Hayes, III
                                           Director

Date: April 7, 1994                   By:  /s/ Charles K. Marquis
                                           ------------------------------
                                           Charles K. Marquis
                                           Director

Date: April 7, 1994                   By:  /s/ Yoshiaki Sakakura
                                           ------------------------------
                                           Yoshiaki Sakakura
                                           Director

Date: April 7, 1994                   By:  /s/ William A. Shutzer
                                           ------------------------------
                                           William A. Shutzer
                                           Director

Date: April 7, 1994                   By:  /s/ Geraldine Stutz
                                           ------------------------------
                                           Geraldine Stutz
                                           Director





- - - PAGE 29 -

(LETTERHEAD)



                      REPORT OF INDEPENDENT ACCOUNTANTS

                                    ----




The Shareholders and
 Board of Directors of
 Tiffany & Co.:



Our report on the consolidated financial statements of Tiffany & Co. and Subsidiaries has been incorporated by reference in this Form 10-K from Page 27 of the 1993 Annual Report to Shareholders of Tiffany & Co. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a) of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                        /s/ Coopers & Lybrand



New York, New York
March 7, 1994

                         TIFFANY & CO. AND SUBSIDIARIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


__________________________________________________________________________________________________________________
     Column A               Column B             Column C                 Column D          Column E
- - ------------------------------------------------------------------------------------------------------------------
                                                    Additions
                                           -----------------------------
                            Balance at     Charged to
                            beginning       costs and   Charged to                          Balance at end
     Description            of period       expenses   other accounts     Deductions           of period
- - ------------------------------------------------------------------------------------------------------------------
Year Ended
 January 31, 1994:

Reserves deducted from
 assets:
Accounts receivable
 allowances principally
 doubtful accounts          $7,292,659     $3,119,873  $(3,000,000)(a)    $3,242,315(b)     $4,170,217


Allowance for inventory
 liquidation and
 obsolescence                3,527,704      3,833,000            -           298,828(c)      7,061,876


Allowance for inventory
 shrinkage                   2,150,000      2,573,852            -         2,688,494(d)      2,035,358


LIFO Reserve                 6,871,000      1,599,000            -                 -         8,470,000





___________________

  (a) Reclassified to the product return reserve in connection with the Company's realignment of its business in Japan.
  (b)  Uncollectible accounts written off.
  (c)  Liquidation of inventory previously written down to market.
  (d)  Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


__________________________________________________________________________________________________________________
     Column A               Column B             Column C                 Column D          Column E
- - ------------------------------------------------------------------------------------------------------------------
                                                    Additions
                                           -----------------------------
                            Balance at     Charged to
                            beginning       costs and   Charged to                          Balance at end
     Description            of period       expenses   other accounts     Deductions           of period
- - ------------------------------------------------------------------------------------------------------------------
Year Ended
 January 31, 1993:

Reserves deducted from
 assets:
Accounts receivable
 allowances principally
 doubtful accounts          $4,459,864     $4,789,017  $         -        $1,956,222(a)     $7,292,659


Allowance for inventory
 liquidation and
 obsolescence                1,933,390      2,019,721            -           425,407(b)      3,527,704


Allowance for inventory
 shrinkage                   1,594,000      4,194,954            -         3,638,954(c)      2,150,000


LIFO Reserve                 6,521,000        350,000            -                 -         6,871,000





___________________

  (a)  Uncollectible accounts written off.
  (b)  Liquidation of inventory previously written down to market.
  (c)  Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


__________________________________________________________________________________________________________________
     Column A               Column B             Column C                 Column D          Column E
- - ------------------------------------------------------------------------------------------------------------------
                                                    Additions
                                           -----------------------------
                            Balance at     Charged to
                            beginning       costs and   Charged to                          Balance at end
     Description            of period       expenses   other accounts     Deductions           of period
- - ------------------------------------------------------------------------------------------------------------------
Year Ended
 January 31, 1992:

Reserves deducted from
 assets:
Accounts receivable
 allowances principally
 doubtful accounts          $3,831,527     $2,117,261  $         -        $1,488,924(a)     $4,459,864


Allowance for inventory
 liquidation and
 obsolescence                        -      2,189,444            -           256,054(b)      1,933,390


Allowance for inventory
 shrinkage                     790,000      6,660,000            -         5,856,000(c)      1,594,000


LIFO Reserve                 5,550,000        971,000            -                 -         6,521,000





___________________

  (a)  Uncollectible accounts written off.
  (b)  Liquidation of inventory previously written down to market.
  (c)  Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS





- - --------------------------------------------------------------------------------------------------------------------
     Column A                  Column B        Column C        Column D          Column E             Column F
- - --------------------------------------------------------------------------------------------------------------------
                                               Weighted
                                               average      Maximum amount    Average amount
                              Balance at       interest       outstanding      outstanding        Weighted average
 Category of appropriate        end of       rate at end      during the        during the         interest rate
  short-term borrowing          period        of period         period          period(a)       during the period(b)
- - --------------------------------------------------------------------------------------------------------------------
Year Ended
 January 31, 1992:

Notes payable to bank       $43,565,968          6.3%       $64,261,507         $39,840,494            6.4%


Year Ended
 January 31, 1993:

 Notes payable to bank       22,457,735          4.3         98,278,277          72,624,936            4.4


Year Ended
 January 31, 1994:

 Notes payable to bank       59,289,059          3.7         75,149,753          44,201,800            3.8

____________________

  (a) Average amount outstanding during the period is computed based on the daily outstanding balance for the year.
  (b) Average interest rate during the period is computed by dividing the annualized interest on short-term borrowings by the average short-term debt outstanding.

                         TIFFANY & CO. AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


- - -----------------------------------------------------------------------------------
                    Column A                                         Column B
- - -----------------------------------------------------------------------------------
                                                                Charged to cost and
                      Item                                           expenses
- - -----------------------------------------------------------------------------------
Year Ended January 31, 1992:

1.    Depreciation and amortization of intangible assets          $ 8,134,464
2.    Taxes, other than payroll and income taxes                    4,596,383
3.    Royalties                                                     7,412,517
4.    Advertising costs                                            19,212,295(a)


Year Ended January 31, 1993:

1.    Depreciation and amortization of intangible assets           11,425,000
2.    Taxes, other than payroll and income taxes                    4,747,035
3.    Royalties                                                     6,583,238
4.    Advertising costs                                            19,372,517(a)


Year Ended January 31, 1994:

1.    Depreciation and amortization of intangible assets           13,587,000
2.    Taxes, other than payroll and income taxes                    4,960,800
3.    Royalties                                                     6,980,904
4.    Advertising costs                                            18,147,000(a)

(a) Cooperative advertising expenses have been included in Advertising costs for all years presented.

                                 EXHIBIT INDEX
    SEE PAGES 23 THROUGH 27 FOR A COMPLETE LIST OF EXHIBITS FILED, INCLUDING
      EXHIBITS INCORPORATED BY REFERENCE FROM PREVIOUSLY FILED DOCUMENTS.


EXHIBIT      DESCRIPTION                                                                             PAGE NO.
 3.2         By-Laws of Registrant (as last amended April 19, 1993) . . . . . . . . . . . . . . . . . . . . .

10.112       Amendment No.1 To Distribution Agreement (Oahu, Hawaii) made with respect to Distribution Agreement made the 28th day of November 1988 by and between Tiffany and Mitsukoshi (U.S.A.), Inc. (see Exhibit
             10.64 above) entered into as of December 13, 1993 and Amendment No. 1 to License Agreement (Oahu,
             Hawaii) made with respect to the License made the 28th day of November 1988 by and between Tiffany and Mitsukoshi (U.S.A.), Inc. (see Exhibit 10.64 above) entered into as of December 13, 1993.. .

10.113       Tiffany and Company Pension Plan, as last amended February 16, 1994. . . . . . . . . . . . . . .

10.114       1994 Tiffany and Company Supplemental Retirement Income Plan.  . . . . . . . . . . . . . . . . .

10.115       1994 Form of Split Dollar Life Insurance Agreement entered into by Tiffany and Company and Executive
             Officers including form of Assignment of Life Insurance Policy as Collateral.. . . . . . . . . .

11.1         Statement re Computation of Per Share Earnings.  . . . . . . . . . . . . . . . . . . . . . . . .

13.1         Annual Report to Stockholders for Fiscal Year Ended January 31, 1994 (pages 10 through 27 of such
             Annual Report have been filed in electronic format). . . . . . . . . . . . . . . . . . . . . . .

21.1         Subsidiaries of Registrant.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

23.1         Consent of Coopers & Lybrand, independent accountants. . . . . . . . . . . . . . . . . . . . . .




NOTE: ALL OTHER EXHIBITS HAVE BEEN INCORPORATED BY REFERENCE FROM EXHIBITS TO DOCUMENTS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. REFER TO THE LIST OF EXHIBITS ON PAGES 23 THROUGH 27 FOR REGISTRATION, FILE AND EXHIBIT NUMBERS.