Form 10-Q
period 1994-04-30
TIFFANY & CO
filed 1994-06-02
CIK 98246

                                                        MANUALLY SIGNED ORIGINAL
                                        Page 1 of 58 Sequentially Numbered Pages
                                                        Exhibit Index on Page 13
                                                                              --
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-Q

                               ---------------

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- - ------   EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED APRIL 30, 1994.  OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- - -----    EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM -------- TO -------------.



                        Commission file number:  1-9494

                                 TIFFANY & CO.

             (Exact name of registrant as specified in its charter)


DELAWARE                                                  13-3228013
(State of incorporation)                                  (I.R.S. Employer Identification No.)


727 FIFTH AVE. NEW YORK, NY                               10022
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:       (212) 755-8000


Former name, former address and former fiscal year, if changed since last report ---------.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X   .     No       .
                                               ------          ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 15,663,438 shares outstanding at the close of business on APRIL 30, 1994.

                         TIFFANY & CO. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 1994



PART I   FINANCIAL INFORMATION                                               PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets - April 30, 1994
                 (Unaudited) and January 31, 1994                            3

         Consolidated Statements of Income - for the
                 three months ended April 30, 1994
                 and 1993 (Unaudited)                                        4

         Consolidated Statements of Stockholders'
                 Equity - for the three months ended
                 April 30, 1994 (Unaudited)                                  5

         Consolidated Statements of Cash Flows - for
                 the three months ended April 30, 1994
                 and 1993 (Unaudited)                                        6

         Notes to Consolidated Financial Statements                          7-8
                 (Unaudited)


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       9-11


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                    12

         (a)     Exhibits
         (b)     Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                         TIFFANY & CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                       April 30,            January 31,
                                                                          1994                  1994
                                                                       -----------          -----------
                                                                       (Unaudited)
ASSETS

Current assets:
Cash and short-term investments                                        $  8,260               $  4,994
Accounts receivable, less allowances of
    $4,144 and $4,170                                                    54,971                 67,330
Income tax receivable                                                    15,489                 12,517
Inventories                                                             282,054                262,282
Prepaid expenses                                                         18,292                 17,718
                                                                       --------               --------

Total current assets                                                    379,066                364,841

Property and equipment, net                                              96,697                 97,365
Deferred income taxes                                                    15,681                 15,404
Other assets, net                                                        30,137                 26,799
                                                                       --------               --------
                                                                       $521,581               $504,409
                                                                       ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                  $ 74,599               $ 59,289
Accounts payable and accrued liabilities                                 80,558                 79,980
Income taxes payable                                                      2,392                  6,359
Merchandise and other customer credits                                    6,924                  6,947
                                                                        -------               --------

Total current liabilities                                               164,473                152,575

Long-term trade payable                                                  27,101                 25,394
Reserve for product return                                               13,479                 13,663
Long-term debt                                                          101,500                101,500
Deferred income taxes                                                     6,702                  6,758
Postretirement benefit obligation                                        14,746                 14,320
Other long-term liabilities                                                 947                  1,118

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value; authorized
    30,000 shares, issued 15,663 and 15,660                                 157                    157
Additional paid-in capital                                               70,572                 70,498
Retained earnings                                                       126,862                126,082
Foreign currency translation adjustments                                 (4,958)                (7,656)
                                                                       --------               --------
Total stockholders' equity                                              192,633                189,081
                                                                       --------               --------

                                                                       $521,581               $504,409
                                                                       ========               ========

                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                    (in thousands, except per share amounts)


                                                                         For the
                                                                   Three Months Ended
                                                                      April 30,
                                                               --------------------------
                                                             1994                        1993
                                                             ----                        ----
Net sales                                                 $131,207                   $109,481

Cost of goods sold                                          64,007                     58,700
                                                          --------                   --------

Gross profit                                                67,200                     50,781

Selling, general and administrative
  expenses                                                  60,783                     46,523
Provision for uncollectible accounts                           303                        553
                                                          --------                   --------

Income from operations                                       6,114                      3,705

Other expenses, net                                          2,817                      1,870
                                                          --------                   --------

Income before income taxes                                   3,297                      1,835

Provision for income taxes                                   1,421                        798
                                                          --------                   --------

Net income                                                $  1,876                   $  1,037
                                                          ========                   ========

Net income per share:

Primary                                                   $   0.12                   $   0.07
                                                          ========                   ========

Fully diluted                                             $   0.12                   $   0.07
                                                          ========                   ========

Weighted average number of common shares:

Primary                                                     15,803                     15,755

Fully diluted                                               16,696                     16,648





                See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 (in thousands)


                                                                                                                          Foreign
                                           Total               CommonStock             Additional                         Currency
                                        Stockholders'        ------------------          Paid-In         Retained        Translation
                                           Equity            Shares       Amount         Capital         Earnings        Adjustments
                                        ------------         ------       ------       ----------        --------        -----------
BALANCES, January 31, 1994               $189,081            15,660        $157         $70,498         $126,082          $(7,656)

Exercise of stock options                      70                 3           -              70                -                -

Tax benefit from exercise of
 stock options                                  4                 -           -               4                -                -

Cash dividends on common stock             (1,096)                -           -               -           (1,096)               -

Foreign currency translation
 adjustments                                2,698                 -           -               -                -            2,698

Net income                                  1,876                 -           -               -            1,876                -
                                         --------            ------        ----         -------         --------           ------

BALANCES, April 30, 1994                 $192,633            15,663        $157         $70,572         $126,862          $(4,958)
                                         ========            ======        ====         =======         ========          =======





                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                          For the
                                                                    Three Months Ended
                                                                          April 30,
                                                                  -----------------------
                                                             1994                        1993
                                                             ----                        ----
Cash Flows From Operating Activities:
  Net income                                              $  1,876                   $  1,037
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                            4,196                      2,721
    Provision for uncollectible accounts                       303                        553
    Reduction in reserve for product return                   (184)                         -
    Deferred income taxes                                     (362)                    (1,083)
    Postretirement benefit provision                           426                        475
    (Increase)/decrease in assets and increase/
     (decrease) in liabilities
    Accounts receivable                                     12,957                       (783)
    Inventories                                            (12,386)                     3,668
    Income tax receivable                                   (2,972)                         -
    Prepaid expenses                                          (109)                      (224)
    Other assets, net                                       (3,386)                      (169)
    Accounts payable and accrued liabilities                  (686)                    (7,291)
    Income taxes payable                                    (4,055)                      (730)
    Merchandise and other customer credits                     (23)                       263
    Other long-term liabilities                                332                       (686)
                                                          --------                   --------
  Total adjustments to net income                           (5,949)                    (3,286)
                                                          --------                   --------
  Net cash used in operating activities                     (4,073)                    (2,249)
                                                          --------                   --------

Cash Flows From Investing Activities:
  Capital expenditures                                      (2,495)                    (2,780)
  Other                                                       (127)                         0
                                                          --------                   --------
  Net cash used in investing activities                     (2,622)                    (2,780)
                                                          --------                   --------

Cash Flows From Financing Activities:
  Increase in short-term borrowings                         10,983                      9,294
  Proceeds from exercise of stock options                       70                        143
  Tax benefit from exercise of stock options                     4                          1
  Cash dividends on common stock                            (1,096)                    (1,093)
                                                          --------                   --------

  Net cash provided by financing activities                  9,961                      8,345
                                                          --------                   --------

Net increase in cash and short-term investments              3,266                      3,316
  Cash and short-term investments at beginning
    of year                                                  4,994                      6,672
                                                          --------                   --------
  Cash and short-term investments at end of three
    months                                                $  8,260                   $  9,988
                                                          ========                   ========

Supplemental Disclosure Of Cash Flow Information:
  Cash paid during the three months for:
    Interest expense                                      $  3,102                   $  3,483
                                                          ========                   ========
    Income taxes                                          $  8,816                   $  2,655
                                                          ========                   ========




                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The statements are without audit and, in the opinion of management, include all adjustments (which include only normal recurring adjustments except for the adjustment necessary as a result of the LIFO method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of April 30, 1994 and the results of operations and cash flows for the interim periods presented. The audited financial statements for January 31, 1994 are presented without accompanying footnotes which are included in the Company's Form 10-K filing.

         Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the three months ended April 30, 1994 and 1993 are not necessarily indicative of the results of the entire fiscal year.

2.       INVENTORIES

         Inventories at April 30, 1994 and January 31, 1994 are summarized as follows:

                                                          April 30,                January 31,
                                                               1994                       1994
                                                        -----------                -----------
                                                                     (in thousands)
         Finished goods                                   $237,698                   $219,010
         Raw materials                                      41,408                     40,210
         Work in process                                     5,860                      5,097
                                                          --------                   --------
                                                           284,966                    264,317
         Reserves                                           (2,912)                    (2,035)
                                                          --------                   --------

                                                          $282,054                   $262,282
                                                          ========                   ========


         At April 30, and January 31, 1994, $197,799,000 and $177,379,000,
         respectively, of inventories were valued using the LIFO method. The excess of such inventories valued at replacement cost over the value based upon the LIFO method was approximately $9,370,000 and $8,470,000
         at April 30, 1994 and January 31, 1994, respectively.   The LIFO
         valuation method had the effect of decreasing net income by $0.03 and $0.05 per share, for the three month periods ended April 30, 1994 and 1993, respectively.

3.       POSTEMPLOYMENT BENEFITS

         Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Accounting for Postemployment Benefits" ("SFAS No. 112"), which requires the accrual of the cost of postemployment benefits rather than expensing the costs when incurred. These benefits include salary continuation, severance benefits, disability benefits and continuation of health care benefits and life insurance coverage for former employees after employment but before retirement. The adoption of this standard did not have a material impact on the Company's reported results of operation or financial condition.

5.       FOREIGN CURRENCY HEDGING PROGRAM

         During the first quarter, the Company initiated a foreign currency hedging program intended to minimize its risk on foreign currency denominated transactions. In connection with this program, the Company will from time to time enter into foreign currency purchased put options and forward exchange contracts, which are designated as hedges of commitments to purchase merchandise and settle liabilities in foreign currencies. The market value gains and losses on these foreign exchange contracts are deferred and then recognized when the related transactions are settled. At April 30, 1994, the Company had purchased put options maturing at various dates through March 23, 1995, giving it the right, but not the obligation, to sell 47,520,000,000 yen at certain predetermined rates.

6.       EARNINGS PER SHARE

         Primary earnings per common share data has been computed by dividing net income by the weighted average number of shares outstanding during the period, including dilutive stock options. Fully diluted earnings per common share has been computed by dividing net income, after giving effect to the elimination of interest expense and bond amortization fees, net of income tax effect, applicable to the convertible subordinated debentures, by the weighted average number of shares outstanding including dilutive stock options and the assumed conversion of the subordinated debentures using the "if converted" method.

7.       SUBSEQUENT EVENT

         On May 19, 1994, Tiffany's Board of Directors declared a quarterly dividend of $0.07 per common share. This dividend will be paid on July 11, 1994 to stockholders of record on June 20, 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company operates three channels of distribution: U.S. Retail includes retail sales in Company-operated stores in the U.S. and wholesale sales to independent retailers in North America; Direct Marketing includes corporate (business-to-business) and catalog sales; and International Retail includes retail sales through Company-operated stores and boutiques, corporate sales, and wholesale sales to independent retailers and distributors, primarily in Asia-Pacific, Europe, Canada and the Middle East.

Net sales increased 20% to $131,207,000 in the three months (first quarter) ended April 30, 1994.

U.S. Retail sales increased 18% to $57,223,000 in 1994's first quarter. Comparable U.S. store sales rose 16% due to sales increases in all U.S. branch stores and in New York. Sales growth was primarily generated by local-market customers and secondarily by higher sales to foreign tourists. Management attributes the increase to the success of its merchandising and marketing programs, as well as to an improved economy and higher levels of consumer confidence.

Direct Marketing sales increased 4% to $18,807,000 in the first quarter due to strong catalog sales and a modest increase in corporate sales to businesses.

International Retail sales were $55,177,000, compared with $42,870,000 in the first quarter of 1993, or a 29% increase. International Retail sales in both periods are not comparable, due to the Company's realignment of its Japan business in July 1993 (discussed below). However, weak economic conditions and cautious consumer spending are continuing to affect the Company's sales in Japan and Europe. When measured in Japanese yen, sales in Company-operated boutiques that were open more than one year declined 11% in the first quarter below the comparable 1993 period (which included retail sales in boutiques then operated by Mitsukoshi). Outside Japan, the Company's Asian-Pacific stores experienced strong sales growth in the first quarter. In Europe, lower comparable store sales reflected declines in Italy and Germany.

In July 1993, the Company effected a realignment of its business in Japan by assuming the merchandising and marketing responsibilities for each of the 29 TIFFANY & CO. boutiques in Japan previously operated by Mitsukoshi Ltd., an operator of department stores in Japan. As part of this transaction, the Company agreed to repurchase $115,000,000 of merchandise previously sold to Mitsukoshi. As a consequence, the Company recorded a $115,000,000 provision for product return in the second quarter of 1993 which reduced gross profit by $57,500,000 and reduced net income by $32,700,000 (net of income tax benefit of $24,800,000), or $2.07 per share. At April 30, 1994, approximately $30,000,000 of merchandise remained to be repurchased throughout the period ending February 28, 1998. No further charges or sales reversals are anticipated in connection with this transaction.

Under the new arrangement, Mitsukoshi no longer purchases TIFFANY & CO. merchandise on a wholesale basis for resale in Japan. Instead, Mitsukoshi acts for the Company in the sale of merchandise owned by the Company and the Company recognizes as revenues the retail price charged to the ultimate consumer in Japan, as opposed to the wholesale price previously charged to Mitsukoshi. As a result, the Company's reported sales in the first quarter of 1994 showed a significant increase due to the Japan realignment. The Company now holds inventories for sale, establishes retail prices, bears the risk of currency fluctuations, provides one or more brand managers in each boutique, controls merchandising and display within the boutiques, manages inventory and controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise. Mitsukoshi is paid at the rate of approximately 27% of retail sales in compensation for providing boutique facilities and sales and clerical staff, as well as for the collection of receivables and security of store inventories. The new arrangement entails greater seasonality in sales for the Company than did the prior wholesale arrangement with Mitsukoshi. The Company is experiencing greater expenses in Japan under the new arrangement, but is also recording higher revenues at the retail level. In general, management believes that the Company's increased revenues and corresponding gross profit more than offset the increased expenses. In addition, as a result of this business realignment in Japan, the Company's reported sales and earnings results benefit from a strengthening Japanese yen and are adversely affected by a strengthening U.S. dollar. However, in early Fiscal 1994, the Company initiated a foreign currency hedging program intended to minimize the negative impact of changes in the dollar-yen relationship on the Company's financial results.

Since the realignment, the Company has initiated a number of changes in its Japan business, including: the establishment of model stock unit inventories for each boutique; the installation of the Company's merchandise replenishment system, which significantly expedites the flow of merchandise to the boutiques; and a retail price reduction of approximately 20% for solitaire diamond rings which resulted in substantially increased unit volume. During the second quarter of 1994 the Company plans to introduce several new jewelry collections in Japan, increase its advertising expenditures and reduce retail prices for substantially all other product categories. Typically, retail prices of imported luxury goods in Japan have reflected a premium to "home market" prices, although a recent trend has been to reduce that premium. The Company plans to reduce prices by approximately 25% on products that represent approximately 55% of its Japan retail sales. After the price reduction, the premium over U.S. prices will be approximately 50%, based on current exchange rates. Management believes the resultant pricing will be competitive with both local and foreign brands. As a result of its experience with the solitaire diamond ring price reduction, management believes that planned price reductions, despite reduced gross margins, will positively affect sales and earnings in Japan. The Company is also currently in the process of remerchandising its product line and enhancing product displays in its boutiques in Japan.

Gross margin (gross profit as a percentage of sales) was 51.2% in the first quarter, compared with 46.4% in 1993's first quarter. The increase was primarily attributable to the effect of recording retail sales as part of the Japan realignment.

Operating expenses (selling, general and administrative expenses and the provision for uncollectible accounts) in the first quarter increased 30% over the prior-year period. The increase was primarily attributable to increased expenses related to the Japan realignment. The ratio of operating expenses to net sales was 46.6% and 43.0% in the first quarters of 1994 and 1993, respectively.

Other expense (primarily interest expense) increased in the first quarter, primarily due to interest expense on higher average short-term borrowings.

As a result of the above factors, net income in the first quarter of 1994 rose 81% to $1,876,000, or $0.12 per share, compared with $1,037,000, or $0.07 per share, in 1993's first quarter.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company's financial condition at April 30, 1994 provides sufficient liquidity and resources to support current business activity and planned expansion.

Working capital and the corresponding current ratio were $214,593,000 and 2.3:1 at April 30, 1994, compared with $212,266,000 and 2.4:1 at January 31, 1994.
Accounts receivable at April 30, 1994 were 18% lower than January 31, 1994, primarily due to seasonal reductions from payments received for purchases that were made in the preceding fourth quarter. Inventories (the largest component of working capital) at April 30, 1994 were 8% higher than at January 31, 1994 due to increased merchandise purchases to support the Company's growth and the effect of translating foreign inventories into U.S. dollars. The Company's objective continues to be to reduce worldwide comparable store inventory levels in Fiscal 1994 in order to improve inventory turnover and asset productivity.

Capital expenditures were $2,495,000 and $2,780,000 in the first quarters of 1994 and 1993, respectively.

Total debt (short-term borrowings and long-term debt) and its corresponding ratio to total capital (total debt and stockholders' equity) were $176,099,000 and 47.8% at April 30, 1994, compared with $160,789,000 and 46.0% at January 31, 1994.

The Company's sources of working capital continue to be internally generated funds, as well as funds available under a $100,000,000 revolving credit facility and a yen 2,500,000,000 (approximately $24,600,000) line of credit. Management anticipates that these sources of funds will be sufficient to support planned worldwide business expansion, as well as seasonal working capital increases typically required during the third and fourth quarters of the year.

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.3 Tiffany & Co. 1986 Stock Option Plan, as amended and restated, approved by the Registrant's stockholders on May 19, 1994.

              10.116 Tiffany & Co. Employee Profit Sharing and Retirement Savings Plan, effective August 1, 1994.

              11          Statement re Computation of Per
                          Share Earnings.

         (b)  Reports on form 8-K

                          None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TIFFANY & CO.
                                        (Registrant)


Date: June 2, 1994                   By:/s/ James N. Fernandez
                                        ------------------------------------
                                        James N. Fernandez
                                        Senior Vice President - Finance
                                        and Chief Financial Officer
                                        (principal financial  officer)

                                 EXHIBIT INDEX



Exhibit                                                                                                Sequentially
Number                                                                                                 Numbered Page
- - -----------                                                                                            -------------
10.3             Tiffany & Co. 1986 Stock Option Plan, as amended
                 and restated, approved by the Registrant's
                 stockholders on May 19, 1994                 . . . . . . . . . . . . . . . . . . .            14

10.116           Tiffany & Co. Employee Profit Sharing
                 and Retirement Savings Plan, effective August 1, 1994  . . . . . . . . . . . . . .            17

11               Statement re Computation of
                 Per Share Earnings                           . . . . . . . . . . . . . . . . . . .            58


- - ---------------------------------