Form 10-Q/A
period 1994-04-30
TIFFANY & CO
filed 1994-07-21
CIK 98246

                                                       MANUALLY SIGNED ORIGINAL
                                        Page 1 of 2 Sequentially Numbered Pages
                                  No Exhibits Are Filed With This Amending Form


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                              -----------------
                                  FORM 10-QA
                              -----------------


(Mark One)

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---  EXCHANGE ACT OF 1934 for the quarter ended April 30, 1994, OR

   --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _________TO _________.


                       Commission file number:  1-9494


                                TIFFANY & CO.

            (Exact name of registrant as specified in its charter)

DELAWARE                                    13-3228013
(State of incorporation)                    (I.R.S. Employer Identification No.)

727 FIFTH AVENUE. NEW YORK, NY               10022
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:    (212) 755-8000

Former name, former address and former fiscal year, if changed since last report __________.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X.   No   .

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 15,663,438 shares outstanding at the close of business on APRIL 30, 1994.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, Registrant hereby amends Note 5 to its Notes to Consolidated Financial Statements (Unaudited), Item 1, Part I of its Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 to read as follows:

5.  FOREIGN CURRENCY HEDGING PROGRAM
    --------------------------------

    During the first quarter, the Company initiated a foreign currency hedging program intended to minimize its risk on foreign currency denominated transactions. In connection with this program, the Company will from time to time enter into foreign currency purchased put options and forward exchange contracts, which are designated as hedges of commitments to purchase merchandise and settle liabilities in foreign currencies. The market value gains and losses on these foreign exchange contracts are deferred and then recognized when the related transactions are settled.
    At April 30, 1994, the Company had purchased put options maturing at various dates through March 23, 1995, giving it the right, but not the obligation, to sell 4,752,000,000 yen at certain predetermined rates.

This amdendment is made to correct a typographical error in the last line of
Note 5: "47,520,000,000" yen has been changed to "4,752,000,000" yen.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TIFFANY & CO.
                                    (Registrant)


Date: July 21, 1994            By:  /s/ James N. Fernandez
                                    -------------------------------
                                    James N. Fernandez
                                    Senior Vice President - Finance
                                    and Chief Financial Officer
                                    (principal financial officer)