Form 10-Q
period 1994-07-31
TIFFANY & CO
filed 1994-09-13
CIK 98246

                                                        MANUALLY SIGNED ORIGINAL
                                        Page 1 of 15 Sequentially Numbered Pages
                                                        Exhibit Index on Page 14

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-Q
                                ---------------
(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- - -----    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JULY 31, 1994.  OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- - -----    EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM ________ TO ____________.


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


Former name, former address and former fiscal year, if changed since last report _________.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X   .     No        .
                                               -------         -------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 15,678,914 shares outstanding at the close of business on JULY 31, 1994.

                         TIFFANY & CO. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JULY 31, 1994



PART I   FINANCIAL INFORMATION                                                      PAGE
Item 1.  Financial Statements
- - -------  --------------------

         Consolidated Balance Sheets - July 31, 1994
             (Unaudited) and January 31, 1994                                          3

         Consolidated Statements of Income - for the
             three and six months ended July 31, 1994
             and 1993 (Unaudited)                                                      4

         Consolidated Statements of Stockholders'
             Equity - for the three and six months ended
             July 31, 1994 (Unaudited)                                                 5

         Consolidated Statements of Cash Flows - for
             the six months ended July 31, 1994
             and 1993 (Unaudited)                                                      6

         Notes to Consolidated Financial Statements
             (Unaudited)                                                               7-8


Item 2.  Management's Discussion and Analysis of
- - -------  ---------------------------------------
         Financial Condition and Results of Operations                                 9-12
         ---------------------------------------------



PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders                           12
- - -------  ---------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K                                              13
- - -------  --------------------------------

         (a)     Exhibits

         (b)     Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                         TIFFANY & CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                       July 31,              January 31,
                                                                         1994                   1994
                                                                      -----------            -----------
                                                                      (Unaudited)
ASSETS

Current assets:
Cash and short-term investments                                        $  7,619               $  4,994
Accounts receivable, less allowances of
    $4,115 and $4,170                                                    58,310                 67,330
Income taxes receivable                                                  13,857                 12,517
Inventories                                                             291,031                262,282
Prepaid expenses                                                         21,248                 17,718
                                                                       --------               --------

Total current assets                                                    392,065                364,841

Property and equipment, net                                              98,431                 97,365
Deferred income taxes                                                    16,126                 15,404
Other assets, net                                                        29,022                 26,799
                                                                       --------               --------
                                                                       $535,644               $504,409
                                                                       ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                  $ 87,587               $ 59,289
Accounts payable and accrued liabilities                                 73,844                 79,980
Income taxes payable                                                      4,033                  6,359
Merchandise and other customer credits                                    7,101                  6,947
                                                                       --------               --------

Total current liabilities                                               172,565                152,575

Long-term trade payable                                                  27,459                 25,394
Reserve for product return                                               13,320                 13,663
Long-term debt                                                          101,500                101,500
Deferred income taxes                                                     6,826                  6,758
Postretirement benefit obligation                                        15,822                 14,320
Other long-term liabilities                                                 843                  1,118

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; authorized
   30,000 shares, issued 15,679 and 15,660                                  157                    157
Additional paid-in capital                                               71,004                 70,498
Retained earnings                                                       129,214                126,082
Foreign currency translation adjustments                                 (3,066)                (7,656)
                                                                       --------               --------
Total stockholders' equity                                              197,309                189,081
                                                                       --------               --------

                                                                       $535,644               $504,409
                                                                       ========               ========

                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                    (in thousands, except per share amounts)

                                                                    For the                            For the
                                                               Three Months Ended                 Six Months Ended
                                                                     July 31,                          July 31,
                                                            -------------------------       ---------------------------

                                                                1994             1993             1994             1993
                                                                ----             ----             ----             ----
Net sales                                                   $152,257         $114,233         $283,464         $223,714

Product return for Japan realignment                               0         (115,000)               0         (115,000)
                                                            --------         --------         --------         --------
                                                             152,257             (767)         283,464          108,714

Cost of goods sold                                            73,336           58,786          137,344          117,486

Cost related to product return
 for Japan realignment                                             0          (57,500)               0          (57,500)
                                                            --------         --------         --------         --------

Gross profit/(loss)                                           78,921           (2,053)         146,120           48,728

Selling, general and administrative
  expenses                                                    69,520           53,269          130,303           99,792

Provision for uncollectible accounts                             383              353              686              906
                                                            --------         --------          -------         --------

Income/(loss) from operations                                  9,018          (55,675)          15,131          (51,970)

Other expenses, net                                            2,955            1,540            5,771            3,410
                                                            --------         --------          -------         --------

Income/(loss) before income taxes                              6,063          (57,215)           9,360          (55,380)

Provision/(benefit) for income taxes                           2,613          (24,665)           4,034          (23,867)
                                                            --------         --------         --------         --------

Net income/(loss)                                           $  3,450         $(32,550)        $  5,326         $(31,513)
                                                            ========         ========         ========         ========


Net income/(loss) per share:

Primary                                                     $   0.22         $  (2.06)        $   0.34         $  (2.00)
                                                            ========         ========         ========         ========

Fully diluted                                               $   0.22         $  (2.06)        $   0.34         $  (2.00)
                                                            ========         ========         ========         ========

Weighted average number of common shares:

Primary                                                       15,895           15,780           15,845           15,759
Fully diluted                                                 16,817           16,673           16,811           16,663


                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 (in thousands)


                                                                                                                  Foreign
                                         Total              Common Stock           Additional                    Currency
                                      Stockholders'        -------------------       Paid-In       Retained     Translation
                                         Equity            Shares       Amount       Capital       Earnings     Adjustments
                                      ------------         ------       ------     ----------      --------     -----------

BALANCES, January 31, 1994             $189,081             15,660       $157         $70,498       $126,082      $(7,656)
Exercise of stock options                    70                  3          -              70              -            -
Tax benefit from exercise of
 stock options                                4                  -          -               4              -            -
Cash dividends on common stock           (1,096)                 -          -               -         (1,096)           -
Foreign currency translation
 adjustments                              2,698                  -          -               -              -        2,698
Net income                                1,876                  -          -               -          1,876            -
                                       --------             ------       ----         -------       --------      -------

BALANCES, April 30, 1994                192,633             15,663        157          70,572        126,862       (4,958)
                                       --------             ------       ----         -------       --------      -------

Exercise of stock options                   320                 16          -             320              -            -
Tax benefit from exercise of
 stock options                              112                  -          -             112              -            -
Cash dividends on common stock           (1,098)                 -          -               -         (1,098)           -
Foreign currency translation
 adjustments                              1,892                  -          -               -              -        1,892
Net income                                3,450                  -          -               -          3,450            -
                                       --------             ------       ----         -------       --------      -------

BALANCES, July 31, 1994                $197,309             15,679       $157         $71,004       $129,214      $(3,066)
                                       ========             ======       ====         =======       ========      =======




                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                         For the
                                                                                    Six Months Ended
                                                                                          July 31,
                                                                             ---------------------------------
                                                                                  1994                 1993
                                                                                  ----                 ----
Cash Flows From Operating Activities:
  Net income/(loss)                                                            $ 5,326             $(31,513)
  Adjustments to reconcile net income/(loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                                7,467                6,424
    Provision for uncollectible accounts                                           686                  906
    Provision for product return                                                     0               57,500
    Reduction in reserve for product return                                       (343)             (25,732)
    Deferred income taxes                                                         (489)             (19,481)
    Loss on sale of fixed assets                                                     0                  270
    Postretirement benefit provision                                             1,502                  950
    (Increase)/decrease in assets and increase/
    (decrease) in liabilities
    Accounts receivable                                                         10,065                 (708)
    Inventories                                                                (18,080)               7,586
    Income taxes receivable                                                     (1,340)             (10,630)
    Prepaid expenses                                                            (2,442)              (3,812)
    Other assets                                                                (3,595)              (1,299)
    Accounts payable and accrued liabilities                                    (7,690)              31,225
    Income taxes payable                                                        (2,918)              (2,852)
    Merchandise and other customer credits                                         154                  711
    Other long-term liabilities                                                   (108)              (2,019)
                                                                              --------             --------
  Net cash (used)/provided in operating activities                             (11,805)               7,526
                                                                              --------             --------

Cash Flows From Investing Activities:
  Capital expenditures                                                          (6,626)              (8,174)
  Other                                                                           (133)                   -
                                                                              --------             --------
  Net cash used in investing activities                                         (6,759)              (8,174)
                                                                              --------             --------

Cash Flows From Financing Activities:
  Increase in short-term borrowings                                             22,877                2,415
  Proceeds from exercise of stock options                                          390                  406
  Tax benefit from exercise of stock options                                       116                   10
  Cash dividends on common stock                                                (2,194)              (2,190)
                                                                              --------             --------

  Net cash provided by financing activities                                     21,189                  641
                                                                              --------             --------

Net decrease in cash and short-term investments                                  2,625                   (7)
  Cash and short-term investments at beginning
    of year                                                                      4,994                6,672
                                                                              --------             --------
  Cash and short-term investments at end of six
    months                                                                    $  7,619             $  6,665
                                                                              ========             ========

Supplemental Disclosure Of Cash Flow Information:
  Cash paid during the six months for:
    Interest expense                                                          $  7,006             $  5,700
                                                                              ========             ========
    Income taxes                                                              $  8,551             $  4,150
                                                                              ========             ========

                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The statements are without audit and, in the opinion of management, include all adjustments (which include only normal recurring adjustments except for the adjustment necessary as a result of the LIFO method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of July 31, 1994 and the results of operations and cash flows for the interim periods presented. The audited financial statements for January 31, 1994 are presented without accompanying footnotes which are included in the Company's Form 10-K filing.

         Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the six months ended July 31, 1994 and 1993 are not necessarily indicative of the results of the entire fiscal year.

2.       INVENTORIES

         Inventories at July 31, 1994 and January 31, 1994 are summarized as follows:

                                              July 31,            January 31,
                                                1994                 1994
                                           -----------            -----------
                                                     (in thousands)

         Finished goods                       $241,711               $219,010
         Raw materials                          46,229                 40,210
         Work in process                         6,919                  5,097
                                              --------               --------
                                               294,859                264,317
         Reserves                               (3,828)                (2,035)
                                              --------               --------

                                              $291,031               $262,282
                                              ========               ========

         At July 31, 1994 and January 31, 1994, $202,727,000 and $177,379,000,
         respectively, of inventories were valued using the LIFO method. The excess of such inventories valued at replacement cost over the value based upon the LIFO method was approximately $9,770,000 and $8,470,000 at July 31, 1994 and January 31, 1994, respectively. The LIFO valuation method had the effect of decreasing net income/(loss) by $.01 for the three month period ended July 31, 1994 and had no effect for the period ended July 31,

         1993. The LIFO valuation method had the effect of decreasing net income/(loss) by $0.05 and $0.06 per share for the six month periods ended July 31, 1994 and 1993, respectively.

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

4.       FOREIGN CURRENCY HEDGING PROGRAM

         During the first quarter of 1994, the Company initiated a foreign currency hedging program intended to reduce its risk on foreign currency denominated transactions. In connection with this program, the Company will from time to time enter into foreign currency purchased put options and forward exchange contracts, which are designated as hedges of commitments to purchase merchandise and settle liabilities in foreign currencies. The market value gains and losses on these foreign exchange contracts are deferred and then recognized when the related transactions are settled. At July 31, 1994, the Company had outstanding purchased put options maturing at various dates through October 25, 1995, giving it the right, but not the obligation to sell 6,444,000,000 yen at certain predetermined contract exchange rates. If current market conditions continue under which the market yen exchange rates at maturity are below the contract rates, the Company will allow the options to expire. The Company's pre-tax expense related to purchasing these yen-put options was $184,000 for the three month period ended July 31, 1994 and $366,000 for the six month period ended July 31, 1994.

5.       EARNINGS PER SHARE

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

6.       SUBSEQUENT EVENT

         On August 22, 1994, the Company's Board of Directors declared a quarterly dividend of $0.07 per common share. This dividend will be paid on October 11, 1994 to stockholders of record on September 20, 1994.

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

Net sales increased 33% to $152,257,000 in the three months (second quarter) ended July 31, 1994 and increased 27% to $283,464,000 in the six months (first half) ended July 31, 1994.

U.S. Retail sales in the second quarter increased 12% over 1993 and first half sales increased 15%. Comparable store sales in the second quarter and first half increased 10% and 12%, respectively. These sales increases were primarily generated by local-market consumers, not foreign tourists.

Direct Marketing sales rose 8% and 6% in the second quarter and first half, respectively, primarily due to higher catalog sales.

International Retail sales were $63,782,000 in the second quarter and $118,959,000 in the first half, representing increases of 85% and 54%, respectively. International Retail sales in 1994 and 1993 are not comparable due to the Company's realignment of its Japan business in July 1993 (see below). In general, weak economic conditions and cautious consumer spending negatively affected the Company's sales in Japan and in certain European countries. When measured in Japanese yen, sales in Company-operated boutiques that were open more than one year increased 1% in the second quarter and declined 5% in the first half from the corresponding 1993 periods (including retail sales made in boutiques which were in 1993 operated by Mitsukoshi Ltd.). Management attributes the recent improvement in Japan primarily to the Company's merchandising and marketing/publicity initiatives, as well as to favorable consumer response to recent price reductions effected by the Company. The Company continued to achieve sales growth in other Asian-Pacific markets apart from Japan. In Europe, comparable retail store sales increased 11% in the second quarter but declined 5% in the first half. Relative sales strength has been concentrated in London and Zurich.

In July 1993, the Company effected a realignment of its business in Japan by assuming merchandising and marketing responsibilities for each of the 29 TIFFANY & CO. boutiques previously operated by Mitsukoshi Ltd., an operator of department stores. As part of this transaction, the Company agreed to repurchase $115,000,000 of merchandise previously sold to Mitsukoshi. As a consequence, the Company recorded a $115,000,000 provision for product return in the second quarter of 1993 which reduced gross profit by $57,500,000 and reduced net income by $32,700,000 (net of income tax benefit of $24,800,000), or $2.07 per share. At July 31, 1994, approximately $30,000,000 of merchandise remained to be repurchased throughout the period ending February 28, 1998. No further charges or sales reversals are anticipated in connection with this transaction.

Under the new arrangement, Mitsukoshi no longer purchases TIFFANY & CO. merchandise on a wholesale basis for resale in Japan. Instead, Mitsukoshi acts for the Company in the sale of merchandise owned by the Company and the Company recognizes as revenues the retail price charged to the ultimate consumer in Japan, as opposed to the wholesale price previously charged to Mitsukoshi. As a result, the Company's reported sales in the second quarter and first half of 1994 showed a significant increase due to the Japan realignment. The Company now holds inventories for sale, establishes retail prices, bears the risk of currency fluctuations, provides one or more brand managers in each boutique, controls merchandising and display within the boutiques, manages inventory and controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise. Mitsukoshi is paid at the rate of approximately 27% of retail sales in compensation for providing boutique facilities and sales and clerical staff, as well as for the collection of receivables and security of store inventories. The new arrangement entails greater seasonality in sales for the Company than did the prior wholesale arrangement with Mitsukoshi. The Company is experiencing greater expenses in Japan under the new arrangement, but is also recording higher revenues at the retail level. In general, management believes that the Company's increased revenues and corresponding gross profit more than offset the increased expenses.

In addition, as a result of this business realignment in Japan, the Company's reported sales and earnings results benefit from a strengthening Japanese yen and are adversely affected by a strengthening U.S. dollar. However, in early fiscal 1994, the Company initiated a foreign currency hedging program intended to reduce the negative impact of changes in the dollar-yen relationship on the Company's financial results. The Company's pre-tax expense related to purchasing these yen-put options was $184,000 in the second quarter and $366,000 in the first half of fiscal 1994.

Since the realignment, the Company has initiated a number of changes in its Japan business that have affected sales, gross margins, inventory levels and operating expenses.

In June 1994, the Company reduced Japan retail prices by approximately 25% on products that represent approximately 55% of Japan retail sales. This reduction was taken to make pricing for TIFFANY & CO. brand merchandise more competitive with both Japanese and imported brands by reducing the premium over U.S. prices. In the past, typical retail prices of imported luxury goods in Japan reflected a substantial premium to "home market" prices, although a more recent trend among retailers in Japan has been to reduce that premium. The premium over U.S. prices for TIFFANY & CO. products is now approximately 50%, based on current exchange rates, and management believes that such pricing is competitive. Price reductions for solitaire diamond rings of approximately 20% taken in October 1993 resulted in increased unit volume in that product category; as a result of that experience, management believes that the recent price reduction, despite reduced gross margin, will positively affect sales and earnings in Japan.

Other changes made since the realignment, some of which are still in progress, include the establishment of model stock inventories for each boutique, the installation of the Company's merchandise replenishment system which expedites the flow of merchandise to the boutiques in Japan, the introduction of several new jewelry collections in Japan, an increase in advertising expenditures directed to Japan and improved visual merchandising within the boutiques.

Gross profit as a percentage of net sales (gross margin) was 51.8% and 51.5% in the second quarter and first half, respectively. This compared with gross margins of 48.5% and 47.5% (excluding the effect of the nonrecurring charge related to the Japan business realignment) in 1993's second quarter and first half, respectively, The year-over-year increases were primarily due to the effect of recording higher retail sales as part of the Japan business realignment. Management expects the Company's gross margins in the second half of fiscal 1994 to be affected by October 1993 and June 1994 price reductions in Japan.

Operating expenses (selling, general and administrative expenses and the provision for uncollectible accounts) in both the second quarter and first half of 1994 increased 30% above the prior year. Management attributes the increases primarily to the effect of the Japan business realignment, and expects a substantially decelerated rate of expense increase in the second half of fiscal 1994.

Other expenses increased in the second quarter and first half of 1994, primarily due to interest expense related to higher average short-term borrowings.

As a result of the above factors, net income in 1994's second quarter was $3,450,000, or $0.22 per share, compared with 1993's second quarter net earnings of $162,000, or $0.01 per share, excluding a nonrecurring charge for the Japan business realignment and a net loss of $32,550,000, or $2.06 per share, including the charge. In 1994's first half, net income was $5,326,000, or $0.34 per share, compared with 1993's net earnings of $1,199,000, or $0.08 per share, excluding the charge, and a net loss of $31,513,000, or $2.00 per share, including the charge.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company's financial condition at July 31, 1994 provides sufficient liquidity and resources to support current business activity and planned expansion.

Working capital and the corresponding current ratio were $219,500,000 and 2.3:1 at July 31, 1994 compared with $212,266,000 and 2.4:1 at January 31, 1994.
Accounts receivable at July 31, 1994 declined 13% from January 31, 1994 due to seasonal reductions. Inventories (the largest component of working capital) increased 11% from January 31, 1994 to July 31, 1994, primarily due to the effect of translating foreign inventories into U.S. dollars, merchandise purchases to support sales growth, new store openings and expanded product offerings. The Company's objective is to improve comparable store inventory productivity in 1994.

Capital expenditures were $6.6 million in the first half of fiscal 1994, compared with $8.2 million in the first half of 1993.

Total debt (short-term borrowings and long-term debt) and its ratio to total capital (total debt and stockholders' equity) were $189,087,000 and 49%, respectively, at July 31, 1994, compared with $160,789,000 and 46%, respectively, at January 31, 1994.

The Company's sources of working capital continue to be internally generated funds, as well as funds available under a $100,000,000 revolving credit facility and a yen 2,500,000,000 (approximately $25.0 million) line of credit. Management anticipates that these sources of funds will be sufficient to support planned worldwide business expansion, as well as seasonal working capital increases typically required during the third and fourth quarters of the year.



PART II.         OTHER INFORMATION


Item 4.          Submission of Matters to a Vote of Security-Holders

                 At Registrant's Annual Meeting of Stockholders held on May 19, 1994 each of the nominees listed below was elected a director of Registrant to hold office until the next annual meeting of the stockholders and until his or her respective successor has been elected and qualified. Tabulated with the name of each of the nominees elected is the number of Common shares cast for each nominee and the number of Common shares withholding authority to vote for each nominee. There were no broker non-votes or abstentions with respect to the election of directors.

                 Nominee                           Voted For            Withholding Authority
                 -------                           ---------            ---------------------
                 William R. Chaney                 13,978,127                    55,566
                 Jane Dudley                       13,975,786                    57,907
                 Samuel L. Hayes III               13,978,190                    55,503
                 Charles K. Marquis                13,978,379                    55,314
                 Yoshiaki Sakakura                 13,844,426                   189,267
                 William A. Shutzer                13,978,094                    55,599
                 Geraldine Stutz                   13,941,033                    92,660

                 At such meeting, the stockholders approved the appointment of Coopers & Lybrand as independent auditors of the Company's fiscal 1994 financial statements. With respect to such appointment, 13,951,494 shares were voted to approve, 15,711 shares were voted against, and 66,488 shares abstained from voting. There were no broker non-votes with respect to the approval of the appointment of Coopers & Lybrand.

                 At such meeting, the stockholders also approved the Company's 1986 Stock Option Plan (the "Plan"), as amended. Amendments made to the Plan in 1994 and approved by the stockholders (i) extended the term of the Plan (the date after which options under the Plan may not be granted) to January 31, 2001, (ii) increased by 500,000 the number of shares of Common Stock available for issuance under the Plan, (iii) require that the director committee which determines option grants under the Plan be comprised of at least two directors, each of whom is an "outside director" for the purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder, and (iv) limit the maximum number of shares of Common Stock as to which options may be granted under the Plan to any one eligible employee during a fiscal year to 50,000. With respect to such approval, 9,841,407 shares were voted to approve, 2,108,924 shares were voted against, and 318,761 shares abstained from voting.
                 There were 1,764,601 broker non-votes with respect to the approval of the Company's 1986 Stock Option Plan, as amended.

Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 11               Statement re Computation of Per
                                  Share Earnings.

         (b)     Reports on Form 8-K

                 NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TIFFANY & CO.
                                           (Registrant)


Date: September 13, 1994                   By:   /s/ James N. Fernandez
                                                 ------------------------------
                                                 James N. Fernandez
                                                 Senior Vice President - Finance
                                                 and Chief Financial Officer
                                                 (principal financial  officer)

                                 EXHIBIT INDEX



Exhibit                                                        Sequentially
Number                                                         Numbered Page *
- - -----------                                                    ---------------
11               Statement re Computation
                 of Per Share Earnings                         15

27               Financial Data Schedule


- - ---------------------

*   This information appears only
    in the manually signed copy of this
    Report filed with the Securities and Exchange
    Commission.