Form 10-Q
period 1994-10-31
TIFFANY & CO
filed 1994-12-09
CIK 98246

                                                        MANUALLY SIGNED ORIGINAL
                                        Page 1 of 16 Sequentially Numbered Pages
                                                        Exhibit Index on Page 15

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED OCTOBER 31, 1994.  OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM          TO              .
                                                      --------    -------------

                        Commission file number:  1-9494


                                 TIFFANY & CO.

             (Exact name of registrant as specified in its charter)

DELAWARE                                                    13-3228013
(State of incorporation)                                    (I.R.S. Employer Identification No.)


727 FIFTH AVE. NEW YORK, NY                                 10022
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:         (212) 755-8000


Former name, former address and former fiscal year, if changed since last
report          .
       ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X   .     No       .
                                               -------         ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 15,681,414 shares outstanding at the close of business on OCTOBER 31, 1994.

                         TIFFANY & CO. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1994


                                                                                              PAGE
                                                                                              ----

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Consolidated Balance Sheets - October 31, 1994
           (Unaudited) and January 31, 1994                                                     3


         Consolidated Statements of Income - for the
           three and nine months ended October 31, 1994
           and 1993 (Unaudited)                                                                 4


         Consolidated Statements of Stockholders'
           Equity - for the three and nine months
           ended October 31, 1994 (Unaudited)                                                   5


         Consolidated Statements of Cash Flows - for
           the nine months ended October 31, 1994 and
           1993 (Unaudited)                                                                     6


         Notes to Consolidated Financial Statements
           (Unaudited)                                                                         7-9



  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                10-13



PART II - OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                                   14

            (a)  Exhibits
            (b)  Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                         TIFFANY & CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                 October 31,        January 31,
                                                     1994               1994
                                                --------------     -------------
                                                 (Unaudited)
ASSETS

Current assets;
Cash and short-term investments                    $  4,573           $  4,994
Accounts receivable, less allowances of
    $4,666 and $4,170                                61,230             67,330
Income taxes receivable                               7,925             12,517
Inventories                                         305,699            262,282
Prepaid expenses                                     23,449             17,718
                                                   --------           --------

Total current assets                                402,876            364,841

Property and equipment, net                         101,306             97,365
Deferred income taxes                                16,285             15,404
Other assets, net                                    30,742             26,799
                                                   --------           --------
                                                   $551,209           $504,409
                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                              $ 82,184           $ 59,289
Accounts payable and accrued liabilities             89,989             79,980
Income taxes payable                                      0              6,359
Merchandise and other customer credits                7,397              6,947
                                                   --------           --------

Total current liabilities                           179,570            152,575

Long-term trade payable                              28,380             25,394
Reserve for product return                           13,236             13,663
Long-term debt                                      101,500            101,500
Deferred income taxes                                 6,178              6,758
Postretirement benefit obligation                    16,202             14,320
Other long-term liabilities                             874              1,118

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; authorized
    30,000 shares, issued 15,681 and 15,660             157                157
Additional paid-in capital                           71,091             70,498
Retained earnings                                   132,836            126,082
Foreign currency translation adjustments              1,185             (7,656)
                                                   --------           --------
Total stockholders' equity                          205,269            189,081
                                                   --------           --------

                                                   $551,209           $504,409
                                                   ========           ========

                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                                     For the                             For the
                                                                Three Months Ended                 Nine Months Ended
                                                                   October 31,                        October 31,
                                                            --------------------------        --------------------------
                                                                1994              1993             1994             1993
                                                                ----              ----             ----             ----

Net sales                                                   $160,091         $134,750         $443,555         $358,464

Product return for Japan realignment                               0                0                0         (115,000)
                                                            --------         --------         --------         --------
                                                             160,091          134,750          443,555          243,464

Cost of goods sold                                            75,674           62,918          213,017          180,404

Cost related to product return
 for Japan realignment                                             0                0                0          (57,500)
                                                            --------         --------         --------         --------

Gross profit                                                  84,417           71,832          230,538          120,560

Selling, general and administrative
  expenses                                                    72,176           63,392          202,436          163,184

Provision for uncollectible accounts                             414              524            1,143            1,430
                                                            --------         --------         --------         --------

Income/(loss) from operations                                 11,827            7,916           26,959          (44,054)

Other expenses, net                                            3,533            2,201            9,305            5,611
                                                            --------         --------         --------         --------

Income/(loss) before income taxes                              8,294            5,715           17,654          (49,665)

Provision/(benefit) for income taxes                           3,574            2,460            7,608          (21,407)
                                                            --------         --------         --------         --------

Net income/(loss)                                           $  4,720         $  3,255         $ 10,046         $(28,258)
                                                            ========         ========         ========         ========


Net income/(loss) per share:

Primary                                                     $   0.30         $   0.21         $    0.63        $  (1.79)
                                                            ========         ========         =========        ========

Fully diluted                                               $   0.30         $   0.21         $    0.63        $  (1.79)
                                                            ========         ========         =========        ========


Weighted average number of common shares:

Primary                                                       15,962           15,797            15,876          15,775

Fully diluted                                                 16,884           16,701            16,873          16,689


                 See notes to consolidated financial statements

                                        TIFFANY & CO. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 (in thousands)


                                                                                                                        Foreign
                                              Total                 Common Stock         Additional                     Currency
                                           Stockholders'        -------------------        Paid-In      Retained       Translation
                                              Equity            Shares       Amount        Capital      Earnings       Adjustments
                                           ------------         ------       ------      ----------     --------       -----------

BALANCES, January 31, 1994                  $189,081             15,660      $157        $70,498        $126,082         $(7,656)
Exercise of stock options                         70                  3         -             70               -               -
Tax benefit from exercise of
 stock options                                     4                  -         -              4               -               -
Cash dividends on common stock                (1,096)                 -         -              -          (1,096)              -
Foreign currency translation
 adjustments                                   2,698                  -         -              -               -           2,698
Net income                                     1,876                  -         -              -           1,876               -
                                             -------            -------      ----        -------        --------         -------

BALANCES, April 30, 1994                     192,633             15,663       157         70,572         126,862          (4,958)
                                             -------            -------      ----        -------        --------         -------

Exercise of stock options                        320                 16         -            320               -               -
Tax benefit from exercise of
 stock options                                   112                  -         -            112               -               -
Cash dividends on common stock                (1,098)                 -         -              -          (1,098)              -
Foreign currency translation
 adjustments                                   1,892                  -         -              -               -           1,892
Net income                                     3,450                  -         -              -           3,450               -
                                             -------            -------      ----        -------        --------         -------

BALANCES, July 31, 1994                      197,309             15,679       157         71,004         129,214          (3,066)
                                            --------            -------      ----        -------        --------         -------

Exercise of stock options                         71                  2         -             71               -               -
Tax benefit from exercise of
 stock options                                    16                  -         -             16               -               -
Cash dividends on common stock                (1,098)                 -         -              -          (1,098)              -
Foreign currency translation
 adjustments                                   4,251                  -         -              -               -           4,251
Net income                                     4,720                  -         -              -           4,720               -
                                            --------            -------      ----        -------        --------         -------

BALANCES, October 31, 1994                  $205,269             15,681      $157        $71,091        $132,836         $ 1,185
                                            ========            =======      ====        =======        ========         =======

                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                              For the
                                                                                          Nine Months Ended
                                                                                             October 31,
                                                                                 ---------------------------------
                                                                                      1994                1993*
                                                                                      ----                ----
Cash Flows From Operating Activities:
  Net income/(loss)                                                               $ 10,046            $(28,258)
  Adjustments to reconcile net income/(loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                                   12,067               9,833
    Provision for uncollectible accounts                                             1,143               1,430
    Provision for product returns                                                        0              57,500
    Reduction in reserve for product returns                                          (427)            (34,735)
    Provision for inventories                                                        1,867                 782
    Deferred income taxes                                                           (1,365)            (13,415)
    Income taxes receivable                                                          4,592             (17,488)
    Loss on sale of fixed assets                                                         0                 271
    Postretirement benefit provision                                                 1,882               1,425
    (Increase)/decrease in assets and increase/
    (decrease) in liabilities
    Accounts receivable                                                              7,634              (9,753)
    Inventories                                                                    (28,556)            (12,775)
    Prepaid expenses                                                                (4,857)             (2,199)
    Other assets                                                                    (5,124)             (1,333)
    Accounts payable and accrued liabilities                                         8,944              30,357
    Income taxes payable                                                            (6,961)             (3,135)
    Merchandise and other customer credits                                             450                 316
    Other long-term liabilities                                                       (496)             (1,278)
                                                                                 ---------            --------
    Net cash provided by/(used)in operating activities                                 839             (22,455)
                                                                                 ---------            --------
Cash Flows From Investing Activities:
  Capital expenditures                                                             (12,581)            (14,410)
  Other                                                                               (133)                  -
                                                                                 ---------            --------
  Net cash used in investing activities                                            (12,714)            (14,410)
                                                                                 ---------            --------
Cash Flows From Financing Activities:
  Increase in short-term borrowings                                                 14,153              38,619
  Proceeds from exercise of stock options                                              461                 411
  Tax benefit from exercise of stock options                                           132                 336
  Cash dividends on common stock                                                    (3,292)             (3,286)
                                                                                 ---------            --------
  Net cash provided by financing activities                                         11,454              36,080
                                                                                 ---------            --------
Net decrease in cash and short-term investments                                       (421)               (785)
  Cash and short-term investments at beginning
    of year                                                                          4,994               6,672
                                                                                 ---------            --------
 Cash and short-term investments at end of nine
    months                                                                       $   4,573            $  5,887
                                                                                 =========            ========
Supplemental Disclosure Of Cash Flow Information:
  Cash paid during the nine months for:
    Interest                                                                     $  10,555            $  6,153
                                                                                 =========            ========
    Income taxes                                                                 $  12,871            $  4,343
                                                                                 =========            ========

* Reclassified for comparative purposes

                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)




1.  CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The statements are without audit and, in the opinion of management, include all adjustments (which include only normal recurring adjustments except for the adjustment necessary as a result of the LIFO method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of October 31, 1994 and the results of operations and cash flows for the interim periods presented. The audited financial statements for January 31, 1994 are presented without accompanying footnotes which are included in the Company's Form 10-K filing.

         Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the nine months ended October 31, 1994 and 1993 are not necessarily indicative of the results of the entire fiscal year.

2.       INVENTORIES

         Inventories at October 31, 1994 and January 31, 1994 are summarized as follows:

                                           October 31,               January 31,
                                                  1994                      1994
                                           -----------               -----------
                                                     (in thousands)

         Finished goods                       $257,278                 $219,010
         Raw materials                          43,338                   40,210
         Work in process                         7,594                    5,097
                                              --------                 --------
                                               308,210                  264,317
         Less: Reserves                         (2,511)                  (2,035)
                                              --------                 --------

                                              $305,699                 $262,282
                                              ========                 ========

         At October 31, and January 31, 1994, $215,727,000 and $177,379,000,
         respectively, of inventories were valued using the LIFO method. The excess of such inventories valued at replacement cost over the value based upon the LIFO method was approximately $9,770,000 and $8,470,000
         at October 31, 1994 and January 31, 1994, respectively.   The LIFO
         valuation method had no effect on net income for the three month periods ended October 31, 1994 and 1993, respectively. The LIFO valuation method had the effect of decreasing net income/(loss) by $0.05 and $0.06 per share for the nine month periods ended October 31, 1994 and 1993, respectively.

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

4.       FOREIGN CURRENCY HEDGING PROGRAM

         During the first quarter of 1994, the Company initiated a foreign currency hedging program intended to reduce the Company's risk on foreign-currency-denominated transactions. In connection with this program, the Company will from time to time enter into forward exchange contracts and foreign-currency-purchased put options which are designated as hedges of commitments to purchase merchandise and settle liabilities in foreign currencies. The market value gains and losses on these foreign exchange contracts are initially deferred and then recognized when the related transactions are settled. At October 31, 1994, the Company had outstanding forward exchange contracts, maturing on November 25, 1994, to sell yen 694,396,000 at predetermined contract exchange rates. At October 31, 1994, the Company had outstanding purchased put options maturing at various dates through October 25, 1995, giving it the right, but not the obligation, to sell yen 5,148,000,000 at the predetermined contract exchange rates. If current market conditions continue under which the market yen exchange rates at maturity are below the contract rates, the Company will allow the options to expire. The Company's pre-tax expense related to its hedging program was $271,000 for the three month period ended October 31, 1994 and $637,000 for the nine month period ended October 31, 1994.

5.       EARNINGS PER SHARE

         Primary earnings per common share data have been computed by dividing net income by the weighted average number of shares outstanding during the period, including dilutive stock options. Fully diluted earnings per common share has been computed by dividing net income, after giving effect to the elimination of interest expense and bond amortization fees, net of income tax effect, applicable to the convertible subordinated debentures, by the weighted average number of shares outstanding including dilutive stock options and shares assumed issued on conversion of the subordinated debentures using the "if converted" method.

6.       SUBSEQUENT EVENT

         On November 17, 1994, Tiffany's Board of Directors declared a regular quarterly dividend of $0.07 per common share. This dividend will be paid on January 10, 1995 to stockholders of record on December 20, 1994.

PART I.          FINANCIAL INFORMATION
Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sales by channel of distribution were as follows:

                       Three months ended   Nine months ended
                            October 31,          October 31,
                        ------------------   ------------------
(in thousands)           1994      1993       1994      1993
- --------------         --------  --------   --------  --------
U.S. Retail            $ 72,256  $ 62,584   $197,273  $171,766
Direct Marketing         20,796    20,260     60,284    57,454
International Retail     67,039    51,906    185,998   129,244
                       --------  --------   --------  --------
Net sales              $160,091  $134,750   $443,555  $358,464
                       ========  ========   ========  ========

In comparison to comparable periods in 1993, net sales in the three months ended October 31, 1994 (third quarter) increased 19%; in the nine months ended October 31, 1994 sales increased 24%.

U.S. Retail sales increased 15% in both the third quarter and nine-month periods. Comparable sales in stores open more than one year rose 12% in both periods. Sales increased in the New York store and in branch stores. Higher sales were generated by increased transactions, primarily to local-market customers.

Direct Marketing sales increased 3% in the third quarter and 5% in the nine-month period due to higher catalog sales.

International Retail sales increased 29% in the third quarter and 44% in the nine-month period. International Retail sales in the nine-month period are not comparable to 1993 due to the realignment of the Company's Japan business in July 1993 (see below). When measured in yen, sales in Company-operated boutiques that were open in Japan more than one year increased 22% in the third quarter and 2% in the nine-month period (the 1993 sales base for comparison purposes includes retail sales made in boutiques which were operated by Mitsukoshi Ltd. in the first half of 1993). Management believes the recent improvement in Japan primarily resulted from the Company's merchandising, marketing and publicity initiatives, as well as from favorable consumer response to recent price reductions. The Company achieved sales growth in Asia-Pacific markets other than Japan. In Europe, comparable retail store sales, when measured in local currencies, increased 26% in the third quarter and 2% in the nine-month period.

In July 1993, the Company effected a realignment of its business in Japan by assuming merchandising and marketing responsibilities for each of the 29 TIFFANY & CO. boutiques previously operated by Mitsukoshi Ltd., an operator of department stores. As part of this transaction, the Company agreed to repurchase

$115,000,000 of merchandise previously sold to Mitsukoshi. As a consequence, the Company recorded a $115,000,000 provision for product return in the second quarter of 1993 which reduced gross profit by $57,500,000 and reduced net income by $32,700,000 (net of income tax benefit of $24,800,000), or $2.07 per share. At October 31, 1994, approximately $30,000,000 of merchandise remained to be repurchased throughout the period ending February 28, 1998. No further charges or sales reversals are anticipated in connection with this transaction.

Under the new arrangement, Mitsukoshi no longer purchases TIFFANY & CO. merchandise on a wholesale basis for resale in Japan. Instead, Mitsukoshi acts for the Company in the sale of merchandise owned by the Company and the Company recognizes as revenues the retail price charged to the ultimate consumer in Japan (as opposed to the wholesale price previously charged to Mitsukoshi). As a result, the Company's reported sales in the nine-month period showed a significant increase due to the Japan realignment.

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

As a result of the business realignment in Japan, the Company's reported sales and earnings results benefit from a strengthening Japanese yen and are adversely affected by a strengthening U.S. dollar. To minimize the negative impact of changes in the dollar-yen relationship on the Company's financial results, the Company initiated a foreign currency hedging program in early fiscal 1994. The Company's pre-tax expense related to its hedging program was $271,000 in the third quarter and $637,000 in the nine-month period.

Since the realignment, the Company has made a number of changes in its Japan business that have affected sales, gross margins, inventory levels and operating expenses. In June 1994, the Company reduced Japan retail prices by approximately 25% on products that represent approximately 55% of Japan retail sales. This reduction was taken to make pricing for TIFFANY & CO. brand merchandise more competitive with both Japanese and imported brands by reducing the premium to U.S. prices. In the past, typical retail prices of imported luxury goods in Japan reflected a substantial premium to "home market" prices, although a recent trend among retailers in Japan has been to reduce that premium. The premium over U.S. prices for TIFFANY & CO. products is now approximately 50%, based on current exchange rates, and management believes that such pricing is competitive. This June 1994 price reduction, and one for solitaire diamond rings of approximately 20% taken in October 1993, have positively affected sales and earnings in Japan, despite reduced gross margins.

Other changes made since the realignment, some of which are in the process of being implemented, include the establishment of model stock inventories for each boutique, the installation of the Company's merchandise replenishment system which expedites the flow of merchandise to the boutiques in Japan, the introduction of several new jewelry collections in Japan, an increase in advertising expenditures directed to Japan and improved visual merchandising within the boutiques.

Gross margin (gross profit as a percentage of net sales) in the third quarter declined to 52.7% from 53.3% in 1993 primarily due to price reductions implemented in Japan in October 1993 and June 1994. Gross margin in the nine-month period increased to 52.0% from 49.7% in 1993 (excluding the effect of the nonrecurring charge related to the Japan business realignment) primarily due to the effect of recording higher retail sales as part of the Japan business realignment.

Operating expenses (selling, general and administrative expenses and the provision for uncollectible accounts) in the third quarter increased 14% over 1993; this resulted from a combination of increased sales-related variable expenses in Japan (primarily commissions paid to department stores), new store expenses and ongoing operating expenses. In the nine-month period, operating expenses increased 24% over 1993, reflecting the effect of the Japan business realignment, as well as factors applicable to the third quarter. As a percentage of net sales, operating expenses were 45.3% in the third quarter and 45.9% in the nine-month period, compared with 47.4% and 45.9% in the respective 1993 periods.

Other expenses in the third quarter and nine-month period increased over the corresponding 1993 periods, primarily due to interest expense related to higher average short-term borrowings and higher short-term rates.

As a result of the above factors, net income in the third quarter was $4,720,000, or $0.30 per share, compared with $3,255,000, or $0.21 per share, in the prior year. In the nine-month period, net income was $10,046,000, or $0.63 per share, compared with $4,455,000, or $0.28 per share, in 1993 (excluding a nonrecurring charge for the Japan business realignment), and a net loss of $28,258,000, or $1.79 per share (including such charge).


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company's financial condition at October 31, 1994 provides sufficient liquidity and resources to support current business activity and planned expansion.

Working capital and the corresponding current ratio were $223,306,000 and 2.2:1 at October 31, 1994 compared with $212,266,000 and 2.4:1 at January 31, 1994. Inventories (which represent the largest component of both working capital and current assets) increased 17% over January 31, 1994. The increase was attributable to merchandise purchases to support sales growth, seasonal increases for the Holiday season, the effect of translating foreign inventories into U.S. dollars, new store openings and expanded product offerings.
Inventory turnover was 0.9 times at both October 31, 1994 and January 31, 1994. The Company's objective continues to be improvement in comparable store inventory productivity.

Capital expenditures of $12,581,000 in the nine-month period compared with $14,410,000 in the comparable 1993 period.

The Company incurred a net cash outflow (change in cash and total debt) in the nine-month period primarily as a result of the above referenced factors. Total debt (short-term borrowings and long-term debt) and its ratio to total capital (total debt and stockholders' equity) were $183,684,000 and 47%, respectively, at October 31, 1994 compared with $160,789,000 and 46%, respectively, at January 31, 1994. Inventory and debt levels have been increased to support the Company's long-term, worldwide expansion strategies; however, it is management's goal, subject to achievement of annual sales and earnings growth objectives, to improve inventory turnover, generate excess cash flow and reduce the ratio of total debt to total capital.

The Company's sources of working capital are internally-generated funds and funds available under a $100,000,000 revolving credit facility and a yen 2,500,000,000 (approximately $25,000,000) line of credit. In the nine-month period, revolving credit facility funds were used to finance the company's operations and expansion program. A cash inflow expected in the three months ending January 31, 1995 will be used to reduce short-term borrowings. Management anticipates that these sources of funds will be sufficient to support planned worldwide business expansion, as well as seasonal working capital increases typically required during the third and fourth quarters of each year. The Company's long-term plan is to minimize debt increases on an annual basis with an objective of reducing debt leverage from its current level.

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


                                                 TIFFANY & CO.
                                                 (Registrant)


Date: December 9, 1994                     By:   /s/ James N. Fernandez
                                                 ------------------------------
                                                 James N. Fernandez
                                                 Senior Vice President - Finance
                                                 and Chief Financial Officer
                                                 (principal financial officer)

                                 EXHIBIT INDEX



Exhibit                                                                      Sequentially
Number                                                                       Numbered Page
- -----------                                                                  -------------

         11              Statement Re Computation of
                         Per Share Earnings

         27              Financial Data Schedule