Form 10-K
period 1995-01-31
TIFFANY & CO
filed 1995-04-07
CIK 98246

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 1995        COMMISSION FILE NUMBER: 1-9494

                                 TIFFANY & CO.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       13-3228013
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

              727 FIFTH AVENUE                                      10022
                NEW YORK, NY                                     (Zip Code)
  (Address of principal executive offices)

                                 (212) 755-8000
              (Registrant's telephone number, including area code)

                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                             ON WHICH REGISTERED
             -------------------                            ---------------------
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

                                Yes  X    No
                                    ----     ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                            ------------------------

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING. As of March 24, 1995 the aggregate market value of voting stock held by non-affiliates was $391,767,665.94. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters below.

                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 15,728,184 shares of Common Stock outstanding as of March 24, 1995.

                            ------------------------

     The following documents are incorporated by reference into this Annual
Report on Form 10-K: Registrant's Annual Report to Stockholders for the Fiscal Year Ended January 31, 1995 (Parts I, II and IV) and Registrant's Proxy
Statement Dated April 7, 1995 (Part III).
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

         Industry segment information is not provided because the Registrant operates in a single industry segment: retail and wholesale distribution of fine jewelry, gift and fashion accessory items. Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1995 (Footnote P. "Foreign Operations") is the Registrant's geographic segment information for the fiscal years ended January 31, 1995, 1994 and 1993.

         (c)     Narrative description of business.

         As used below, the terms "Fiscal 1992", "Fiscal 1993" and "Fiscal 1994" refer to the fiscal years ended on January 31, 1993, 1994 and 1995, respectively.

                                    Products

         Registrant's principal product categories are fine jewelry, timepieces, sterling silverware, china, crystal, stationery, writing instruments, fragrance, leather goods, scarves and ties.

         Registrant offers an extensive selection of fine jewelry at a wide range of prices. In Fiscal 1992, 1993 and 1994, approximately 60%, 65% and 67%, respectively, of Registrant's net sales were attributable to jewelry. See Merchandise Purchasing, Manufacturing and Raw Materials below. Subject to approval by Tiffany's design department, designs are developed by employees, suppliers, independent designers and independent "name" designers. See Designer Licenses below.

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

TIFFANY & CO. REPORT ON FORM 10-K FY 1994                             - PAGE 2 -
trademark. Custom engraved stationery, writing instruments, handbags, wallets, scarves, men's ties and fashion accessories are sold under the TIFFANY & CO. trademark. Fragrance products are sold under the trademarks TIFFANY and TIFFANY FOR MEN.

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

U.S. Retail

         The Fifth Avenue store in New York accounts for the largest portion of the Company's sales and is the focal point for marketing and public relations efforts. Approximately 24%, 21% and 19% of total Company net sales for Fiscal 1992, 1993 and 1994, respectively, were attributable to the New York store's retail sales. Management believes that the New York retail store will continue to account for a substantial portion of the Company's sales. Approximately 32,450 gross square feet in the New York building are devoted to retail selling.

         Prior to September 1963, when the first branch store was opened in San Francisco, the New York store was Tiffany's sole retail location in the United States. Since that time, branch stores have been opened in the following cities:
Houston (1964), Beverly Hills (1964), Chicago (1966), Atlanta (1969), Dallas
(1982), Boston (1984), Costa Mesa (1988), Vienna, Virginia (Washington D.C.
area) (1990), Philadelphia (1990), Palm Beach (1991), San Diego (1992), Honolulu
(1992), Troy, Michigan (1992), Bal Harbour (1993), Maui, Hawaii (1994) and Oak Brook, Illinois (1994). The Beverly Hills branch store was relocated

- - PAGE 3 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1994
to larger quarters in 1990, as were the San Francisco and Houston branches in 1991. Each of the 17 U.S. branch stores displays a representative selection of merchandise but none maintains the extensive selection carried by the New York store. Management currently contemplates the opening of new branch stores in major United States cities at the rate of approximately two or three per year. Separate lease agreements to open branches in White Plains, New York, Short
Hills, New Jersey, and Chevy Chase, Maryland have been entered into and, subject to completion of construction, Registrant expects to open for business in those locations in May 1995, September 1995 and April 1996, respectively. See Item 2. Properties below for further information concerning U.S. Retail store leases. United States branch stores range in size from approximately 1,600 to 16,000 gross square feet and total approximately 180,000 gross square feet devoted to retail purposes. Historically, an average of approximately 45% of the floor space in each branch store has been devoted to retail selling. Newer stores are designed to devote approximately 60% of total floor space to retail selling.

         Tiffany sells jewelry, watches, tableware and other products at wholesale to approximately 200 United States independent retail locations (exclusive of locations which sell TIFFANY fragrance products but not other TIFFANY & CO. products). Selected merchandise is provided to these accounts at wholesale prices that allow traditional retail jewelry mark-ups.

         TIFFANY and TIFFANY FOR MEN brand fragrance products are sold in Registrant's own stores, through its Direct Marketing channel of distribution and through wholesale distribution in the U.S. and many overseas markets. These products are now available in approximately 3,380 retail locations in the United States and abroad. Chanel, Inc. sells fragrance concentrates to Tiffany. A subsidiary of Chanel, Inc. provides production, packaging, warehousing, accounting and U.S. distribution services. Tiffany retains control of marketing and promotion and owns all fragrance product inventories and receivables.

TIFFANY & CO. REPORT ON FORM 10-K FY 1994                             - PAGE 4 -

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

         Tiffany also distributes catalogs of selected merchandise to its proprietary list of mail and telephone customers and to mailing lists rented from third parties. Four seasonal SELECTIONS(R) catalogs are published, supplemented by COLLECTIONS and other catalogs. The following table sets forth certain data with respect to mail order operations for the periods indicated:


                                                 Fiscal Years Ended January 31,

                                              1993           1994            1995
                                              ----           ----            ----
Number of names on catalog mailing list
at year-end (consists of customers who
purchased by mail or telephone prior to
the applicable date):                         491,538        535,307         595,165

Total catalog mailings during fiscal
year (in millions):                              12.9           14.1            15.0

Total mail or telephone orders received
during fiscal year:                           197,984        210,379         239,485



International Retail

         Stores and boutiques included in the International Retail channel of distribution are listed below. For locations operated by Registrant's subsidiary corporations, Registrant records as sales the retail price charged to retail customers. For locations operated by third-party distributors, Registrant records as sales the wholesale price charged to the third-party distributors.

- - PAGE 5 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1994

                             International Locations

                 LOCATIONS OPERATED BY REGISTRANT'S SUBSIDIARIES

   FREE-STANDING STORES                                             JAPAN: MITSUKOSHI DEPARTMENT STORES

   London, England                                                  Tokyo (Nihombashi)               Takamatsu
   Munich, Germany                                                  Tokyo (Shinjuku)                 Matsuyama
   Zurich, Switzerland                                              Tokyo (Shinjuku) +               Hirakata
   Frankfurt, Germany                                               Tokyo (Ginza)                    Kobe ++
   Milan, Italy (Faraone)                                           Tokyo (Ikebukuro)                Nagoya (Hoshigaoka)
   Florence, Italy (Faraone)                                        Yokohama                         Nagoya (Sakae)
   Hong Kong (Peninsula Hotel)                                      Sendai                           Niigata
   Hong Kong (Landmark Center)                                      Sapporo                          Chiba
   Taipei, Taiwan                                                   Osaka ++                         Kagoshima
   Singapore (Raffles Hotel)                                        Kurashiki                        Okinawa
   Singapore (Ngee Ann City)                                        Hiroshima
   Toronto, Canada                                                                                   ++ (Temporarily closed as a
   Sydney, Australia                                                + (Accessories Boutique)         result of earthquake).


   JAPAN: NON-MITSUKOSHI DEPARTMENT STORES                          JAPAN: OTHER MITSUKOSHI LOCATIONS
   Kawasaki, (Saikaya Department Store)                             (NON-DEPARTMENT STORE LOCATIONS)
   Kokura, (Izutsuya Department Store)                              Hilton Hotel, Nagoya, Japan
   Kyoto, (Daimaru Department Store)                                Hotel Okura, Kobe, Japan ++
   Hamamatsu, (Matsubishi Department Store)                         Tokyo Bay Hotel, Tokyo, Japan
   Oita, (Tokiwa Department Store)                                  Royal Hotel, Osaka, Japan
   Osaka (Shinsaibashi), (Daimaru Department Store)                 Nagano, Japan (Specialty Store)
   Osaka (Umeda), (Daimaru Department Store)                        Fukuoka, Japan (Specialty Store)
   Kumamoto, (Tsuruya Department Store)                             Kanazawa, Japan (Specialty Store)
                                                                    The Landmark, Yokohama, Japan

   TAIWAN: DEPARTMENT STORES
   Taipei, Sogo Department Store


   LOCATIONS OPERATED BY LOTTE TRADING CO., LTD. IN KOREA           LOCATIONS OPERATED BY MITSUKOSHI LIMITED AND AFFILIATES

   Lotte World Department Store, Seoul (Duty-free)                  DEPARTMENT STORE LOCATIONS
   Lotte Department Store, Seoul (Duty-free) (Duty-paid)            Hong Kong
   Hotel Lotte, Seoul (Lobby boutique) (Duty-free)                  Taipei, Taiwan
   Hotel Paradise, Pusan (Duty-free)                                Tokyo (Nihombashi), Japan (Faraone)
                                                                    Tokyo (Shinjuku), Japan (Faraone)
                                                                    Sapporo, Japan (Faraone)
                                                                    Matsuyama, Japan (Faraone)
   LOCATIONS OPERATED BY OTHER THIRD PARTIES                        NON-DEPARTMENT STORE LOCATIONS
   Rustan's Department Store, Manila, Philippines                   Moana Surfrider Hotel, Honolulu, Hawaii
   DFS Saipan                                                       Tumon Sands Plaza, Guam
   Mohammed bin Masaood & Sons, Abu Dhabi, U.A.E.


               The above listing does not include international "trade accounts", i.e. non-U.S. retailers to which TIFFANY & CO. or FARAONE brand merchandise is sold on a wholesale basis, but which do not operate a dedicated TIFFANY & CO. or FARAONE boutique within their respective stores.

TIFFANY & CO. REPORT ON FORM 10-K FY 1994                             - PAGE 6 -

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

         In Fiscal 1992, 1993 and 1994, Mitsukoshi's wholesale purchases from Tiffany constituted, respectively, 15%, 7% and 3% of Registrant's net sales. The significant decrease in Fiscal 1993 and 1994 reflects the changeover from the Distribution Agreement to the New Agreement. Under the New Agreement, Mitsukoshi no longer purchases TIFFANY & CO. merchandise for sale in Japan. Instead, Mitsukoshi acts for Tiffany-Japan in the sale of merchandise owned by Tiffany-Japan and Registrant recognizes as revenues the retail price charged to the ultimate consumer in Japan. Tiffany-Japan holds inventories for sale, establishes retail prices, bears the risk of currency fluctuations, provides one or more brand managers in each boutique, controls merchandising and display within the boutiques, manages inventory and controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise.

- - PAGE 7 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1994

        Because the inventory repurchased and to be repurchased by Tiffany from Mitsukoshi was previously sold by Tiffany to Mitsukoshi, Registrant reversed the sales and related gross profit associated with the repurchase. Accordingly, in 1993 Registrant established a $57.5 million reserve, representing the provision for product returns; this reduced net income in Registrant's second fiscal quarter ended July 31, 1993 by approximately $32.7 million, or $2.07 per share. The establishment of this reserve resulted in a net loss in such second quarter and in Fiscal 1993. Registrant's carrying value of the inventory purchased from Mitsukoshi is lower than the purchase price paid Mitsukoshi because of the reversal of such gross profit. The majority of inventories of saleable TIFFANY & CO. merchandise owned by Mitsukoshi have been repurchased by Tiffany-Japan. In addition, approximately yen 3.5 billion ($35.5 million) of TIFFANY & CO. inventory must be repurchased by Tiffany through the period ending February 28, 1998. The price for inventories to be repurchased by Tiffany is payable in Japanese yen. Mitsukoshi has agreed to accept a deferred payment in respect of yen 2.8 billion ($27.6 million) of the purchase price to be paid by Tiffany for inventory already repurchased. This amount must be paid in full on February 28, 1998. Interest at the rate of 6% per annum is payable quarterly to Mitsukoshi by Tiffany on the deferred amount. All other amounts payable by Tiffany for inventory repurchased pursuant to the New Agreement must be paid 40 days following receipt of inventory.

         Under separate agreements, Mitsukoshi operates four FARAONE boutiques in Mitsukoshi stores in Japan, TIFFANY & CO. boutiques in its department stores in Hong Kong and Taipei and TIFFANY & CO. boutiques in Honolulu and on the island of Guam. Tiffany sells merchandise to Mitsukoshi for resale in these boutiques on a wholesale basis.

         In 1989, Mitsukoshi purchased from General Electric Capital Corporation ("GECC"), 1,500,000 shares of Registrant's Common Stock. As of March 24, 1995, Mitsukoshi owned 2,135,000 shares, or 13.63% of the Registrant's Common Stock. Prior to Mitsukoshi's purchase of Registrant's Common Stock from GECC, Registrant and Mitsukoshi entered into an agreement by which Mitsukoshi agreed, subject to certain contingencies, not to purchase in excess of 19.99% of Registrant's issued and outstanding Common shares. This agreement expired on September 21, 1994.

         In 1992, Registrant assumed the operation of four TIFFANY & CO. boutiques previously operated by Mitsukoshi in third party department stores in Japan. Registrant now operates eight boutiques in Japan in non-Mitsukoshi department stores.

         Mr. Yoshiaki Sakakura, President and Chief Executive Officer of Mitsukoshi, was appointed a director of the Registrant on November 15, 1989, and will continue to serve as a director if elected by Registrant's stockholders at their annual meeting scheduled to be held on May 18, 1995.

TIFFANY & CO. REPORT ON FORM 10-K FY 1994                             - PAGE 8 -

         Wholesale distribution of TIFFANY & CO. jewelry and/or watches is also made through independent distributors in Japan, Europe, the Middle East, Korea, the Philippines and Saipan.

         Tiffany began its ongoing program of international expansion through proprietary retail stores in 1986 with the establishment of the London store. The Munich and Zurich stores were opened in 1987 and 1988, respectively. In 1990, the Zurich store was expanded. Stores in Hong Kong at the Peninsula hotel and at the Landmark center were opened in August 1988 and March 1989, respectively. In 1990, a store was opened in Taipei, and in 1991 stores in Singapore (at the Raffles Hotel), Frankfurt and Toronto were opened, and the London store was expanded. In Fiscal 1993, a second store was opened in Singapore's Ngee Ann City, and the Peninsula hotel store in Hong Kong was expanded. In Fiscal 1994, Tiffany opened its store in Sydney, Australia.

         Company-operated international TIFFANY & CO. stores and boutiques range in size from approximately 700 to 13,000 gross square feet and total approximately 134,000 gross square feet devoted to retail purposes.

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

         Registrant expects to continue to open stores in locations outside the United States. However, the timing and success of this program will depend upon many factors, including Registrant's ability to obtain suitable retail space on satisfactory economic terms, the extent of consumer demand for TIFFANY & CO. products in overseas markets and the fact that Tiffany's reputation in Europe is not yet as firmly established with consumers as it is in the United States and Japan. TIFFANY & CO. boutiques have now been installed in all current Mitsukoshi department stores in Japan. Future expansion in Japan will, to some extent, be dependent upon Mitsukoshi establishing new department stores. However, under its agreement with Mitsukoshi, Tiffany has retained certain rights so that it may undertake further development in Japan on its own initiative, and Tiffany also operates and plans to operate additional boutiques in stores other than Mitsukoshi in locations outside of Tokyo.

- - PAGE 9 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1994

         The following chart details the growth in the Company's stores and boutiques since fiscal 1987 on a worldwide basis:

                           Worldwide Retail Locations

                                   Registrant's Subsidiary Companies                               Independent
                       North America and Europe                           Asia-Pacific and Middle East

     End of

    Fiscal:        U.S.       Canada         Europe         Japan          Elsewhere         Mitsukoshi        Others        Total
      1987          8            0             2              0                0                 21              0            31

      1988          9            0             3              0                1                 21              0            34
      1989          9            0             5              0                2                 24              0            40

      1990          12           0             5              0                3                 27              0            47

      1991          13           1             7              0                4                 38              2            65

      1992          16           1             7              7                4                 36              4            75
      1993          16           1             6              37               5                 8               6            79

      1994          18           1             6              37(1)            7                 8               7            84


(1) Includes three locations temporarily closed as a result of earthquake.

                            Advertising and Promotion

         Tiffany regularly advertises its business, primarily in newspapers and magazines. Cooperative advertising funds are received from certain merchandise vendors and the Company also provides its domestic and international third-party distributors with cooperative advertising funds. In Fiscal 1992, 1993 and 1994, Tiffany spent approximately $19.4 million, $18.1 million and $21.8 million, respectively, on worldwide advertising, net of amounts contributed by vendors to Tiffany, but inclusive of cooperative advertising funds contributed by Tiffany to third party distributors.

         Public Relations (promotional) activity is also a significant aspect of Registrant's business. Management believes that Tiffany's image is enhanced by a program of charity sponsorships, grants and merchandise donations. The Company also engages in an aggressive program of retail promotions and media activities to maintain consumer awareness of the Company and its products. Each year, Tiffany publishes its well-known Blue Book which showcases fine jewelry and other merchandise. Tiffany's New York window displays are another important aspect of Tiffany's promotional efforts. From 1955 through 1994, these windows were designed by Gene Moore, who retired in January, 1995. In its

TIFFANY & CO. REPORT ON FORM 10-K FY 1994                            - PAGE 10 -

New York store, Tiffany displays table settings created by leading interior decorators and by prominent hosts and hostesses. John Loring, Tiffany's Design Director, is the author of several books featuring TIFFANY & CO. products. Registrant considers these and other promotional efforts important in maintaining Tiffany's image as an arbiter of taste and style.

                                   Trademarks

         The designations TIFFANY(R) and TIFFANY & CO.(R) are the principal trademarks of Tiffany, as well as serving as tradenames. Tiffany has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO. for a variety of product categories in the United States and in other countries. Over the years, Tiffany has maintained a program to protect its trademarks and has instituted legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products. Tiffany has been generally successful in such actions and management considers that its United States trademark rights in TIFFANY and TIFFANY & CO. are strong. However, use of the designation TIFFANY by third parties (often small companies) on unrelated goods or services, frequently transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action. Despite the general fame of the TIFFANY and TIFFANY & CO. name and mark for the Company's products and services, Tiffany does not claim to be the sole person entitled to use the name TIFFANY in every category in every country of the world; third parties have registered the name TIFFANY in the United States in the food services category, and in a number of foreign countries in respect of certain product categories (including, in a few countries, the categories of fragrance, cosmetics, jewelry, eyeglass frames, clothing and tobacco products) under circumstances where Tiffany's rights were not sufficiently clear under local law, and/or where management concluded that Tiffany's foreseeable business interests did not warrant the expense of litigation.

                                Designer Licenses

         Tiffany has been the sole licensee for jewelry designed by Elsa Peretti, Paloma Picasso and the late Jean Schlumberger since 1974, 1980 and 1956, respectively. In 1992, Tiffany acquired trademark and other rights necessary to sell the designs of the late Mr. Schlumberger under the TIFFANY-SCHLUMBERGER trademark. Ms. Peretti and Ms. Picasso retain ownership of copyrights for their designs and of their trademarks and exercise approval rights with respect to important aspects of the promotion, display, manufacture and merchandising of their designs and Tiffany is required by contract to devote a portion of its advertising budget to the promotion of their respective products; each is paid a royalty by Tiffany for jewelry and other items designed by them and sold under their respective names. Written agreements exist between Ms. Peretti and Tiffany and between Ms. Picasso and Tiffany but may be terminated by either party following six months notice to the other party.

- - PAGE 11 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1994

Tiffany is the sole retail source for merchandise designed by Ms. Peretti worldwide; however, she has reserved by contract the right to appoint other distributors in markets outside the United States.

         The designs of Ms. Peretti accounted for 14%, 14% and 12% of Tiffany's net sales in Fiscal 1992, 1993 and 1994, respectively. Merchandise designed by Ms. Picasso accounted for 5% of Tiffany's net sales in Fiscal 1992, 1993 and 1994, respectively. Registrant's operating results could be adversely affected were it to cease to be a licensee of one or more of these designers or should its degree of exclusivity in respect of their designs be diminished.

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

                                              Fiscal Years Ended January 31,

                                          1993            1994              1995
                                          ----            ----              ----
Produced by Tiffany                       29 %            27 %              26 %

Purchased from others                       71              73                74
                                         -----           -----             -----
Total                                    100 %           100 %             100 %


Approximately 43% of the merchandise purchased from others in Fiscal 1994 was manufactured outside the United States.

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

         Diamond jewelry accounted for approximately 16%, 23% and 22% of Tiffany's net sales for Fiscal 1992, 1993 and 1994, respectively. Tiffany does not purchase uncut diamonds and does not anticipate any material adverse change in the availability of cut and polished diamonds in general. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Central Selling Organization (the "CSO"), a marketing arm of De Beers Centenary AG, a Swiss corporation. The CSO has traditionally controlled the marketing of approximately 75-80% of the world's supply of uncut diamonds and sells uncut diamonds to worldwide diamond cutters from its London office approximately 10 times a year in quantities and at prices determined in its sole

TIFFANY & CO. REPORT ON FORM 10-K FY 1994                            - PAGE 12 -
discretion. Tiffany does not purchase diamonds directly from the CSO. The availability and price of diamonds to the CSO and Tiffany's suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, such as South Africa (which currently accounts for approximately 11% of the world diamond output), Australia, Brazil, Botswana, the former Soviet Union and Zaire, and on the continuance of the prevailing supply and marketing arrangements for uncut diamonds. Sustained interruption in the supply of uncut diamonds from the producing countries could adversely affect Tiffany and the retail jewelry industry as a whole.

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

         As Registrant's sales have grown, management has increasingly begun to focus its attention on merchandise supply issues and has acquired additional merchandise manufacturing capabilities. In Fiscal 1989, the Company completed the acquisition of the assets and business and assumed certain liabilities of Howard H. Sweet & Son, Inc., a manufacturer of gold and silver jewelry and chains located in Attleboro, Massachusetts ("Sweet"). Tiffany operates the Sweet business as a separate subsidiary under the name and trademark HOWARD H. SWEET & SON. In Fiscal 1990, Tiffany acquired the assets and business of McTeigue & Co., a manufacturer of gold jewelry located in Pleasantville, New York. In Fiscal 1991 Tiffany completed the acquisition of the business of the late Camille Le Tallec. Located in Paris, this workshop decorates hand-painted tableware. Also in Fiscal 1991, the Company established a watch assembly, engineering and testing operation in Lussy-sur-Morges, Switzerland. In Fiscal 1992, Tiffany acquired the assets and business of Judel Glassware Co., Inc., which produces crystal glassware in Salem, West Virginia. Registrant may seek additional manufacturing capacity in certain key product categories, although there are no current plans to do so.

- - PAGE 13 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1994

                                   Competition

         Registrant is faced with substantial competition in all areas in which it is active, in most cases from companies that provide competition for only a portion of its diverse lines of merchandise. Competitors and the intensity of competition vary across product lines, geographic locations and channels of distribution. In the United States, TIFFANY & CO. retail stores must compete with jewelers and other retailers whose international reputations for style, integrity and expertise are well established. Tiffany must also compete with jewelers and other retailers who compete primarily on the basis of price. However, while price promotion is common in the jewelry industry, Tiffany does not compete through price promotion but rather on the basis of value -- the quality of its products and designs -- and the service provided by its store personnel.

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

                                    Employees

         As of January 31, 1995, the Registrant's subsidiary corporations employed an aggregate of approximately 3,306 full-time and part-time persons. Of those employees, 2,629 were employed in the United States. Of Tiffany's total employees, approximately 1,229 persons are salaried employees, 404 are engaged in manufacturing and 1,275 are retail store personnel. None of the Company's employees is represented by a union. Registrant believes that relations with its employees are good.

ITEM 2. PROPERTIES

         All of Tiffany's principal operating facilities are leased although Registrant does own a small glass manufacturing facility in Salem, West Virginia.

TIFFANY & CO. REPORT ON FORM 10-K FY 1994                            - PAGE 14 -

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

         The initial lease term for the New York store building expired on October 31, 1994 and has been renewed for an additional five year term expiring on October 31, 1999. It may, subject to the terms of the lease, be renewed for four more successive terms of five years each. Basic rent for the building is $7.1 million per annum. That rate will remain effective until the expiration of the current five-year renewal term. If and when Tiffany exercises additional renewal terms, the basic rent will be increased by the greater of (i) a proportional increase in accordance with a consumer price index or (ii) the fair rental value of the property as determined by an appraisal proceeding. Tiffany must also pay all costs of operating the building, including real property taxes, in addition to the basic rent.

                             Customer Service Center

         Tiffany's distribution facility in Parsippany, New Jersey is 17 years old and consists of approximately 135,000 square feet of space devoted to warehousing, receipt and distribution of merchandise, order processing, silversmithing and offices. The initial term of the net lease covering this facility expires on May 31, 1997 and may be renewed thereafter for one renewal term of six months. The current basic rental is approximately $7.06 per square foot per annum, but will increase to approximately $7.65 per square foot per annum effective June 1, 1995. In April, 1993 Tiffany entered into a lease for 51,000 square feet of warehouse space in Pine Brook, New Jersey, a town adjacent to Parsippany. Management believes that its New Jersey distribution facilities will continue to be adequate but not optimal for the most efficient distribution of Tiffany's products. Accordingly, management has developed plans and is working with real estate developers towards the construction and lease of a combined warehouse, distribution, light manufacturing and office facility on a site in Parsippany, New Jersey. The combined facility will consist of approximately 269,000 square feet of space, of which approximately 96,000 square feet will be devoted to office purposes, and will consolidate all of Tiffany's New Jersey operations other than retail sales.

- - PAGE 15 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1994

                    Branch and Subsidiary Retail Store Leases

         Set forth below is the expiration date for each of Tiffany's existing branch and subsidiary retail store leases (and, where applicable, optional renewal terms): Phipps Plaza Shopping Center, Atlanta, GA, July 31, 2000 (two five-year terms); Two Rodeo Drive, Beverly Hills, CA, October 7, 2005 (two five-year terms); Copley Place, Boston, MA, July 31, 2009 (two five-year terms); 715 North Michigan Avenue, Chicago, IL, September 30, 1997 (one 10-year term); South Coast Plaza, Costa Mesa, CA, January 31, 2004 (one five-year term); The Galleria, Dallas, TX, October 31, 1997 (one five-year term); Union Square, San Francisco, CA, October 29, 2006 (one 10-year term); Galleria Post Oak Shopping Center, Houston, TX, September 30, 2001 (one five-year term); 259 Worth Avenue, Palm Beach, FL, May 31, 2007 (two five-year terms); The Bellevue, Philadelphia, PA, November 16, 2005 (one five-year term); The Paladion, San Diego, CA, May 31, 2007; Fairfax Square, Vienna, VA, March 31, 2000 (two five-year terms); The Somerset Collection, Troy, MI, September 30, 2007; Ala Moana Center, Honolulu, HI, January 31, 2000; Bal Harbour Shops, Bal Harbour, FL, May 31, 2003; Whalers Village, Maui, HI, July 31, 1999; Oakbrook Center, Oak Brook, IL, April 30, 2009 (two five-year terms); Chifley Tower, Sydney, Australia, January 31, 1999 (two five-year terms); 20 Goethestrasse, Frankfurt, Germany, January 31, 2001 (one 10-year term); 25 Old Bond Street, London, England, March 24, 2016; Residenzstrasse 11, Munich, Germany, June 30, 1998 (one four-year term); The Landmark, Hong Kong, October 31, 1997; The Peninsula, Kowloon, Hong Kong, February 28, 1997; Raffles Hotel, Singapore, September 15, 1997 (one three-year term); Regent Hotel, Taipei, Taiwan, October 6, 1995 (two five-year terms); 85 Bloor Street, Toronto, Canada, October 15, 2006 (one seven-year term); Bahnhofstrasse 14, Zurich, Switzerland, September 30, 2000; and Ngee Ann City, Singapore, September 15, 1999 (one one-year term).

         In addition to the leases shown above, Tiffany has entered into a 10-year lease for a 6,079 square foot retail location at The Westchester, White Plains, New York, an 8,400 square foot retail location at The Mall at Short Hills, Short Hills, New Jersey, and a 5,400 square foot retail location at Chevy Chase Plaza, Chevy Chase, Maryland. Construction of the White Plains, New York store began in January, 1995 and the store is anticipated to open in May, 1995. Construction of The Mall at Short Hills location is expected to begin in Spring 1995 and to be completed by September 1995. Construction of the Chevy Chase, Maryland store is expected to commence no later than December 1995 and to be completed within four months.

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

TIFFANY & CO. REPORT ON FORM 10-K FY 1994                            - PAGE 16 -

ITEM 3. LEGAL AND ENVIRONMENTAL PROCEEDINGS

         Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany's business, including proceedings to protect its trademark rights, litigation instituted by persons alleged to have been injured upon premises within Registrant's control and litigation with present and former employees. Although litigation with present and former employees is routine and incidental to the conduct of Tiffany's business and any business employing significant numbers of U.S.- based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, Registrant believes that no litigation currently pending to which it or Tiffany is a party or to which its properties are subject will have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1995.

- - PAGE 17 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1994

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Registrant are:

NAME                          AGE       POSITION                                   YEAR JOINED TIFFANY
William R. Chaney              62       Chairman of the Board of Directors,               1980
                                        President and Chief Executive Officer

Michael J. Kowalski            43       Executive Vice President                          1983

James E. Quinn                 43       Executive Vice President                          1986

Jeanne B. Daniel               39       Senior Vice President - Merchandising             1986

Patrick B. Dorsey              44       Senior Vice President - General Counsel           1985
                                        and Secretary

James N. Fernandez             39       Senior Vice President - Finance                   1983
                                        and Chief Financial Officer

Marsha S. Gewirtzman           44       Senior Vice President - Corporate                 1987

Fernanda K. Gilligan           48       Senior Vice President - Public Relations          1984

John R. Loring                 55       Senior Vice President - Design Director           1979

Diana Lyne                     41       Senior Vice President - Marketing                 1984

Thomas J. O'Neill              42       Senior Vice President - Asia-Pacific              1985

Dale S. Strohl                 58       Senior Vice President - Operations                1984

Larry M. Segall                40       Vice President, Treasurer and Controller          1985


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

TIFFANY & CO. REPORT ON FORM 10-K FY 1994                            - PAGE 18 -

James E. Quinn. Mr. Quinn joined the Company in July 1986 as Vice President of branch sales for the Company's corporate sales operations. He was promoted to his current position as Executive Vice President responsible for all United States retail and corporate sales on March 19, 1992 and assumed responsibility for all North American retail and corporate sales in 1994.

Jeanne B. Daniel. Ms. Daniel has served in a variety of merchandising management positions since joining the Company in 1986 as a merchandising management associate. She was appointed Senior Vice President with responsibility for merchandising in October 1992.

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

John R. Loring. Mr. Loring has served as Design Director since joining Tiffany in 1979.

Diana Lyne. Ms. Lyne joined Tiffany in July 1984 as Director of Advertising. She assumed her current responsibilities in January 1990.

Thomas J. O'Neill. Dr. O'Neill joined Tiffany in February 1985 as a management associate. He assumed responsibility for sales in the Asia-Pacific region in March 1992 and assumed responsibility for sales in the Middle East in 1994.

Dale S. Strohl. Mr. Strohl assumed his current responsibilities in September
1984.

Larry M. Segall. Mr. Segall joined Tiffany in 1985 as Controller. He was appointed Treasurer-Controller on January 21, 1993.

- - PAGE 19 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1994

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Registrant's Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 1993 were:

Fiscal 1993                                      High                    Low
First Fiscal Quarter                             $32.63                  $24.13
Second Fiscal Quarter                            $33.50                  $26.38
Third Fiscal Quarter                             $33.25                  $26.25
Fourth Fiscal Quarter                            $38.00                  $29.13


In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 1994 were:

Fiscal 1994                                      High                    Low
First Fiscal Quarter                             $34.50                  $28.50
Second Fiscal Quarter                            $37.50                  $28.50
Third Fiscal Quarter                             $39.75                  $33.63
Fourth Fiscal Quarter                            $43.63                  $29.00


        On March 24, 1995, the high and low selling prices quoted on such exchange were $29.88 and $29.50 respectively. On March 24, 1995 there were 2,287 record holders of Registrant's Common Stock.

        It is Registrant's policy to pay a quarterly dividend of $0.07 per share of Common Stock, subject to declaration of such dividend by Registrant's Board of Directors. In Fiscal 1993, dividends of $0.07 per share were paid on April 9, 1993, July 9, 1993, October 8, 1993 and January 10, 1994. In Fiscal 1994,
dividends of $0.07 per share were paid on April 11, 1994, July 11, 1994, October 11, 1994 and January 10, 1995.

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

TIFFANY & CO. REPORT ON FORM 10-K FY 1994                            - PAGE 20 -

ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1995, page 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1995, pages 9-11.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1995, pages 12-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from Registrant's Proxy Statement dated April 7, 1995, pages 2-7.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from Registrant's Proxy Statement dated April 7, 1995, pages 8-18.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from Registrant's Proxy Statement dated April 7, 1995, pages 6-8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Registrant's Proxy Statement dated April 7, 1995, page 15. See also Part I, Item 1. Distribution and Marketing, International Retail, above, for a discussion of Registrant's business relationship with Mitsukoshi, Ltd., a holder of in excess of 10% of Registrant's issued and outstanding Common Stock.

- - PAGE 21 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1994

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)     List of Documents Filed As Part of This Report:

1.  Financial Statements:

Data incorporated by reference from
the 1994 Annual Report to Stockholders
of Tiffany & Co. and Subsidiaries:

Report of Independent Accountants
(following this Form 10-K)

Consolidated balance sheets
as of January 31, 1995 and 1994

Consolidated statements of operations
for the years ended January 31, 1995, 1994 and 1993

Consolidated statements of stockholders' equity for the years ended January 31, 1995, 1994 and 1993

Consolidated statements of cash flows
for the years ended January 31, 1995, 1994 and 1993

Notes to consolidated financial statements

2.  Financial Statement Schedules:

             The following financial statement schedule should be read in conjunction with the consolidated financial statements incorporated by reference herein:

VIII.        Valuation and qualifying accounts and reserves.

All other schedules have been omitted since they are either not applicable or not required, or because the information required is included in the consolidated financial statements and notes thereto.

TIFFANY & CO. REPORT ON FORM 10-K FY 1994                            - PAGE 22 -

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

 3.2         By-Laws of Registrant (as last amended January 19, 1995).

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

10.15 Lease between Tiffany and Creef Gem Corporation dated May 24, 1985 for 801 Jefferson Road, Parsippany, N.J., amended as of June 1,
             1995.

10.16        Lease dated October 15, 1984 between Avon Export Corporation and
             Tiffany for 727 Fifth Avenue, New York, N.Y. Incorporated by reference from Exhibit 10.16 to the Registration Statement.


- - PAGE 23 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1994

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


TIFFANY & CO. REPORT ON FORM 10-K FY 1994                            - PAGE 24 -

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

10.112 Amendment No.1 To Distribution Agreement (Oahu, Hawaii) made with respect to Distribution Agreement made the 28th day of November
             1988 by and between Tiffany and Mitsukoshi (U.S.A.), Inc. (see
             Exhibit 10.64 above) entered into as of December 13, 1993 and Amendment No. 1 to License Agreement (Oahu, Hawaii) made with respect to the License made the 28th day of November 1988 by and between Tiffany and Mitsukoshi (U.S.A.), Inc. (see Exhibit 10.64 above) entered into as of December 13, 1993. Incorporated by reference from Exhibit 10.112 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1994 and dated
             April 7, 1994.

11.1         Statement re Computation of Per Share Earnings.


- - PAGE 25 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1994

Exhibit      Description
13.1         Annual Report to Stockholders for Fiscal Year Ended January 31,
             1995 (pages 8 through 25 of such Annual Report have been filed in electronic format).

21.1         Subsidiaries of Registrant.

23.1         Consent of Coopers & Lybrand L.L.P., independent accountants.


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

10.49 Form of Indemnity Agreement, approved by the Board of Directors on March 19, 1987. Incorporated by reference from Exhibit 10.49 to the
             Registration Statement.

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

10.106 Tiffany and Company Executive Deferral Plan. Incorporated by reference from


TIFFANY & CO. REPORT ON FORM 10-K FY 1994                            - PAGE 26 -

Exhibit      Description
             Exhibit 10.106 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1993 and dated April 12, 1993.

10.108       Tiffany & Co. Retirement Plan for Non-Employee Directors.
             Incorporated by reference from Exhibit 10.108 filed with Registrant's Report on Form 10-K for the fiscal year ended January
             31, 1993 and dated April 12, 1993.

10.109 Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant's Report on Form 10-K for the fiscal year ended January
             31, 1993 and dated April 12, 1993.

10.113       Tiffany and Company Pension Plan, as last amended February 16,
             1994. Incorporated by Incorporated by reference from Exhibit 10.113 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1994 and dated April 7, 1994.

10.114       1994 Tiffany and Company Supplemental Retirement Income Plan.
             Incorporated by reference from Exhibit 10.114 filed with Registrant's Report on Form 10-K for the fiscal year ended January
             31, 1994 and dated April 7, 1994.

10.115       1994 Form of Split Dollar Life Insurance Agreement entered into by
             Tiffany and Company and certain Executive Officers including form of Assignment of Life Insurance Policy as Collateral and Rider No.
             1 to 1994 Form of Split Dollar Life Insurance Agreement entered into by Tiffany and Company and certain Executive Officers.


REGISTRANT WILL FURNISH COPIES OF ANY OF THE FOREGOING EXHIBITS TO ANY REGISTERED HOLDER OF THE REGISTRANT'S COMMON STOCK UPON PAYMENT OF A FEE OF $.15 PER PAGE FURNISHED, WHICH FEE REPRESENTS REGISTRANT'S EXPENSES IN FURNISHING SUCH EXHIBIT.

(b)          Reports on Form 8-K.

             On January 5, 1995 Registrant filed a Report on Form 8-K reporting that Registrant had announced its preliminary, unaudited sales figures for the period November 1 to December 31, 1994. The text of Registrant's announcement was included in the Report.

- - PAGE 27 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1994

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TIFFANY & CO.
                                            (Registrant)


Date: April 7, 1995                  By:    /s/ William R. Chaney
                                            ------------------------------------
                                            William R. Chaney
                                            Chairman of the Board and President

TIFFANY & CO. REPORT ON FORM 10-K FY 1994                            - PAGE 28 -

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   By:  /s/ William R. Chaney
                       ------------------------
                        William R. Chaney
                        Chairman of the Board and President
                        (principal executive officer) (director)

By:   /s/ James N. Fernandez                By:   /s/ Charles K. Marquis
      --------------------------------            ------------------------------
      James N. Fernandez                          Charles K. Marquis
      Senior Vice President-Finance               Director
      (principal financial officer)

By:   /s/ Larry M. Segall                   By:   /s/ James E. Quinn
      --------------------------------            ------------------------------
      Larry M. Segall                             James E. Quinn
      Vice President                              Executive Vice President
      (principal accounting officer)              (director)

By:   /s/ Jane A. Dudley                    By:   /s/ Yoshiaki Sakakura
      --------------------------------            ------------------------------
      Jane A. Dudley                              Yoshiaki Sakakura
      Director                                    Director

By:   /s/ Samuel L. Hayes, III              By:   /s/ William A. Shutzer
      --------------------------------            ------------------------------
      Samuel L. Hayes, III                        William A. Shutzer
      Director                                    Director

By:   /s/ Michael J. Kowalski               By:   /s/ Geraldine Stutz
      --------------------------------            ------------------------------
      Michael J. Kowalski                         Geraldine Stutz
      Executive Vice President                    Director
      (director)


- - PAGE 29 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1994

                        [Coopers & Lybrand letterhead]

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and
Board of Directors of
Tiffany & Co.:

Our report on the consolidated financial statements of Tiffany & Co. and Subsidiaries has been incorporated by reference in this Form 10-K from page 26 of the 1994 Annual Report to Stockholders of Tiffany & Co. and Subsidiaries. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                Coopers & Lybrand L.L.P.

New York, New York
March 6, 1995

                         TIFFANY & CO. AND SUBSIDIARIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


- ------------------------------------------------------------------------------------------------------------------
      Column A           Column B             Column C                  Column D         Column E
- ------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                    ------------------------------
                         Balance at    Charged to
                         beginning      costs and    Charged to                          Balance at end
     Description         of period      expenses    other accounts      Deductions          of period
- ------------------------------------------------------------------------------------------------------------------
Year Ended
 January 31, 1995:

Reserves deducted from
 assets:
Accounts receivable
 allowances principally
 doubtful accounts       $4,170,217     $3,640,485     $  --           $2,089,547(a)       $5,721,155


Allowance for inventory
 liquidation and
 obsolescence             7,061,876      1,787,945        --              247,339(b)        8,602,482


Allowance for inventory
 shrinkage                2,035,358      2,195,829        --            1,763,054(c)        2,468,133


LIFO Reserve              8,470,000      1,300,000        --                 --             9,770,000





___________________

  (a)  Uncollectible accounts written off.
  (b)  Liquidation of inventory previously written down to market.
  (c)  Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


- ------------------------------------------------------------------------------------------------------------------
     Column A             Column B             Column C                 Column D          Column E
- ------------------------------------------------------------------------------------------------------------------
                                                  Additions
                                         --------------------------
                          Balance at     Charged to
                          beginning       costs and   Charged to                          Balance at end
     Description          of period       expenses   other accounts     Deductions           of period
- ------------------------------------------------------------------------------------------------------------------
Year Ended
 January 31, 1994:

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

                         TIFFANY & CO. AND SUBSIDIARIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


- ------------------------------------------------------------------------------------------------------------------
     Column A             Column B             Column C                 Column D          Column E
- ------------------------------------------------------------------------------------------------------------------
                                                  Additions
                                         --------------------------
                          Balance at     Charged to
                          beginning       costs and   Charged to                          Balance at end
     Description          of period       expenses   other accounts     Deductions           of period
- ------------------------------------------------------------------------------------------------------------------
Year Ended
 January 31, 1993:

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

- --------------------------------------------------------------------------------
                                  EXHIBIT INDEX

     SEE PAGES 23 THROUGH 27 FOR A COMPLETE LIST OF EXHIBITS FILED, INCLUDING EXHIBITS INCORPORATED BY REFERENCE FROM PREVIOUSLY FILED DOCUMENTS.
- --------------------------------------------------------------------------------

EXHIBIT      DESCRIPTION
 3.2         By-Laws of Registrant (as last amended January 19, 1995) . . . . .

10.15        Amendment to Lease between Tiffany and Creef Gem Corporation dated May 24, 1985 for 801 Jefferson Road, Parsippany, N.J., as of June 1, 1995
              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.115       1994 Form of Split Dollar Life Insurance Agreement entered into by Tiffany and Company and certain Executive Officers including form of Assignment of Life Insurance Policy as
             Collateral and Rider No. 1 to 1994 Form of Split Dollar Life
             Insurance Agreement entered into by Tiffany and Company and certain Executive Officers
              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

11.1         Statement re Computation of Per Share Earnings . . . . . . . . . .

13.1         Annual Report to Stockholders for Fiscal Year Ended January
             31, 1995 (pages 8 through 25 of such Annual Report have been filed in electronic format).
              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

21.1         Subsidiaries of Registrant.  . . . . . . . . . . . . . . . . . . .

23.1         Consent of Coopers & Lybrand L.L.P., independent accountants . . .
- --------------------------------------------------------------------------------

NOTE: ALL OTHER EXHIBITS HAVE BEEN INCORPORATED BY REFERENCE FROM EXHIBITS TO DOCUMENTS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. REFER TO THE LIST OF EXHIBITS ON PAGES 23 THROUGH 27 FOR REGISTRATION, FILE AND EXHIBIT NUMBERS.

TIFFANY & CO. REPORT ON FORM 10-K FY 1994                           - PAGE 34 -