Form 10-Q
period 1995-04-30
TIFFANY & CO
filed 1995-06-09
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

                                   FORM 10-Q
                               ________________

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended April 30, 1995. OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition from ________ to _____________.


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 15,736,784 shares outstanding at the close of business on April 30, 1995.

                        TIFFANY & CO. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED APRIL 30, 1995

PART I      FINANCIAL INFORMATION                                PAGE

Item 1.     Financial Statements

            Consolidated Balance Sheets - April 30, 1995
                  (Unaudited) and January 31, 1995               3

            Consolidated Statements of Income - for the
                  three months ended April 30, 1995
                  and 1994 (Unaudited)                           4

            Consolidated Statements of Stockholders'
                  Equity - for the three months ended
                  April 30, 1995 (Unaudited)                     5

            Consolidated Statements of Cash Flows - for
                  the three months ended April 30, 1995
                  and 1994 (Unaudited)                           6

            Notes to Consolidated Financial Statements           7-8
                  (Unaudited)


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations        9-11


PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K                     12

            (a)   Exhibits
            (b)   Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                        TIFFANY & CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                 April 30,       January 31,
                                                      1995             1995*
                                                (Unaudited)
ASSETS
Current assets:
Cash and short-term investments                   $ 16,631         $ 44,318
Accounts receivable, less allowances of
  $5,051 and $5,721                                 58,216           61,622
Income tax receivable                                7,925            7,925
Inventories                                        295,370          270,075
Prepaid expenses                                    16,786           17,868
                                                   -------          -------
Total current assets                               394,928          401,808

Property and equipment, net                        107,815          103,478
Deferred income taxes                               14,324           14,094
Other assets, net                                   32,740           31,992
                                                   -------          -------
                                                  $549,807         $551,372
                                                   =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                             $ 58,122         $ 60,696
Accounts payable and accrued liabilities            76,673           81,639
Income taxes payable                                 4,383           13,607
Merchandise and other customer credits               8,606            8,529
                                                   -------          -------
Total current liabilities                          147,784          164,471

Long-term trade payable                             32,659           27,591
Reserve for product return                          13,103           13,103
Long-term debt                                     101,500          101,500
Deferred income taxes                                2,917            3,298
Postretirement/employment benefit obligation        17,015           16,581
Other long-term liabilities                          3,244            3,131

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized
  30,000 shares, issued 15,737 and 15,703              157              157
Additional paid-in capital                          72,757           71,821
Retained earnings                                  152,091          151,032
Foreign currency translation adjustments             6,580           (1,313)
                                                   -------         --------
Total stockholders' equity                         231,585          221,697
                                                   =======         ========
                                                  $549,807         $551,372

* Reclassified for comparative purposes

                See notes to consolidated financial statements

                                     - 3 -






                              TIFFANY & CO. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME

                                        (Unaudited)

                         (in thousands, except per share amounts)


                                                                   For the
                                                        Three Months Ended
                                                                April 30,
                                                   1995              1994
Net sales                                      $150,144          $131,207

Cost of goods sold                               72,781            64,007
                                                -------           -------
Gross profit                                     77,363            67,200

Selling, general and administrative
  expenses                                       70,272            60,783
Provision for uncollectible accounts                334               303
                                                -------           -------
Income from operations                            6,757             6,114

Other expenses, net                               2,961             2,817
                                                -------           -------
Income before income taxes                        3,796             3,297

Provision for income taxes                        1,636             1,421
                                                -------           -------
Net income                                     $  2,160          $  1,876
                                                =======           =======
Net income per share:

Primary                                        $   0.14          $   0.12
                                                =======           =======
Fully diluted                                  $   0.14          $   0.12
                                                =======           =======

Weighted average number of common shares:

Primary                                          15,862            15,803

Fully diluted                                    16,759            16,696



                      See notes to consolidated financial statements.

                                         TIFFANY & CO. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (Unaudited)
                                                 (in thousands)


                                                                                       Foreign
                                 Total                     Additional                 Currency
                          Stockholders'  Common Stock        Paid-In     Retained  Translation
                                Equity   Shares Amount       Capital     Earnings  Adjustments
BALANCES, January 31, 1995   $221,697     15,703   $157      $71,821     $151,032      $(1,313)

Issuance of Common Stock          598         19      -          598            -            -

Exercise of stock options         231         15      -          231            -            -

Tax benefit from exercise of
 stock options                    107          -      -          107

Cash dividends on
Common Stock                   (1,101)         -      -            -       (1,101)           -

Foreign currency translation
 adjustments                    7,893          -      -            -            -        7,893

Net income                      2,160          -      -            -        2,160            -
                              -------     ------   ------     -------      -------      -------

BALANCES, April 30, 1995     $231,585     15,737   $157      $72,757     $152,091      $ 6,580
                              =======     ======   ======     =======      =======




                                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                       For the
                                                            Three Months Ended
                                                                     April 30,

                                                          1995          1994*
Cash Flows From Operating Activities:
  Net income                                          $  2,160       $  1,876
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                        4,360          4,196
    Provision for uncollectible accounts                   334            303
    Reduction in reserve for product return                  -           (184)
    Provision for inventories                              212            255
    Deferred income taxes                                 (711)          (362)
    Income tax receivable                                    -         (2,972)
    Provision for postretirement/employment benefits       434            426
    (Increase)/decrease in assets and increase/
     (decrease) in liabilities, net of acquisitions:
    Accounts receivable                                  6,196         12,957
    Inventories                                         (6,176)       (12,641)
    Prepaid expenses                                     1,640           (109)
    Other assets, net                                     (627)        (3,386)
    Accounts payable                                     2,394           (505)
    Accrued liabilities                                 (9,587)          (181)
    Income taxes payable                                (9,867)        (4,055)
    Merchandise and other customer credits                  77            (23)
    Other long-term liabilities                            141            332
                                                        ------         ------
  Net cash used in operating activities                 (9,020)        (4,073)
                                                        ======         ======

Cash Flows From Investing Activities:
  Capital expenditures                                  (7,396)        (2,495)
  Disposal of assets                                       357              -
  Other                                                      -           (127)
                                                        ------         -------
  Net cash used in investing activities                 (7,039)        (2,622)
                                                        ------         -------

Cash Flows From Financing Activities:
  (Decrease)/increase in short-term borrowings         (11,463)        10,983
  Issuance of Common Stock                                 598              -
  Proceeds from exercise of stock options                  231             70
  Tax benefit from exercise of stock options               107              4
  Cash dividends on Common Stock                        (1,101)        (1,096)
                                                        ------         ------

  Net cash (used in)/provided by financing activities  (11,628)         9,961
                                                        ======         ======

Net (decrease)/increase in cash and
 short-term investments                                (27,687)         3,266
  Cash and short-term investments at beginning
    of year                                             44,318          4,994
                                                        ------         ------
  Cash and short-term investments at end of three
    months                                            $ 16,631       $  8,260
                                                        ======         ======

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the three months for:
    Interest expense                                  $  3,670       $  3,102
                                                        ======         ======
    Income taxes                                      $ 12,179       $  8,816
                                                        ======         ======

*Reclassified for comparative purposes

                 See notes to consolidated financial statements

                        TIFFANY & CO. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



1.    CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The statements are without audit and, in the opinion of management, include all adjustments (which include only normal recurring adjustments except for the adjustment necessary as a result of the LIFO method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of April 30, 1995 and the results of operations and cash flows for the interim periods presented. The audited financial statements for January 31, 1995 are presented without accompanying footnotes which are included in the Company's Form 10-K filing.

      Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the three months ended April 30, 1995 and 1994 are not necessarily indicative of the results of the entire fiscal year.


2.    INVENTORIES

      Inventories at April 30, 1995 and January 31, 1995 are summarized as follows:

                                April 30,     January 31,
                                     1995            1995
                                      (in thousands)
      Finished goods             $248,706        $227,412
      Raw materials                43,128          38,262
      Work in process               6,476           6,869
                                  -------         -------
                                  298,310         272,543
      Reserves                     (2,940)         (2,468)
                                  -------         -------
                                 $295,370        $270,075
                                  =======         =======

      At April 30, and January 31, 1995, $198,321,000 and $189,943,000,
      respectively, of inventories were valued using the LIFO method. The excess of such inventories valued at replacement cost over the value based upon the LIFO method was approximately $10,670,000 and $9,770,000
      at April 30, 1995 and January 31, 1995, respectively.   The LIFO
      valuation method had the effect of decreasing net income by $0.03 per share, for the three month periods ended April 30, 1995 and 1994, respectively.

3.    REVOLVING CREDIT FACILITY

      The Company is in the process of arranging for a new five-year $130,000,000 multicurrency revolving credit facility to replace the current $100,000,000 revolving credit facility and yen 2,500,000,000 ($29,690,000) non-collateralized line of credit, both of which expire in July 1995. The Company has received signed commitment letters from the participating lenders, subject to their satisfactory review of documentation.


4.    EARNINGS PER SHARE

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

5.    SUBSEQUENT EVENT

      On May 18, 1995, Tiffany's Board of Directors declared a quarterly dividend of $0.07 per common share. This dividend will be paid on July 10, 1995 to stockholders of record on June 20, 1995.

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company operates three channels of distribution: U.S. Retail includes retail sales in Company-operated stores in the U.S. and wholesale sales to independent retailers in North America; Direct Marketing includes corporate (business-to-business) and catalog sales; and International Retail includes retail sales through Company-operated stores and boutiques, corporate sales, and wholesale sales to independent retailers and distributors in Asia-Pacific, Europe, Canada and the Middle East.

Net sales increased 14% in the first quarter. Sales by channel of distribution were as follows:

                       Three months ended
                            April 30,
(in thousands)             1995      1994
U.S. Retail            $ 61,769  $ 57,223
Direct Marketing         18,763    18,807
International Retail     69,612    55,177
                        -------   -------
                       $150,144  $131,207
                        =======   =======
                        =======  ========

U.S. Retail sales increased 8% in the first quarter. Comparable U.S. store sales increased 7%, which included 5% growth in New York retail sales and 9% growth in U.S. branch store sales. The sales increase was generated by a higher volume of retail transactions, primarily made by local-resident customers, as opposed to international tourists.

Direct Marketing sales in the first quarter were nearly equal to the prior year. Catalog sales rose 11% due to a higher number of orders; however, corporate sales declined 5%, reflecting continued cautious spending by the corporate division's customers.

International Retail sales increased 26% in the first quarter. The Company achieved sales growth in many of its international markets which, based on the generally weakened U.S. dollar, was further increased when translated into U.S. dollars. In Japan, the Company's largest international market, comparable store sales rose 11% in yen. Management believes the Company's results in Japan have benefitted from the Company's recent merchandising, marketing and publicity initiatives, as well as from favorable consumer response to price reductions made in Japan in October 1993 and June 1994. The Company also achieved sales growth elsewhere in the Asia-Pacific region and in Europe.

The Company's reported sales and earnings results benefit from a strengthening Japanese yen and are adversely affected by a strengthening U.S. dollar. The Company maintains a foreign currency hedging program for merchandise purchase transactions initiated from Japan in order to reduce the potential negative impact of a significant strengthening of the U.S. dollar against the yen on the Company's financial results. The Company's pretax expense related to its hedging program was $252,000 in 1995's first quarter, compared with $182,000 in 1994's first quarter.

Gross margin (gross profit as a percentage of net sales) was 51.5% in the first quarter, compared with 51.2% in the comparable 1994 period. The increase was primarily attributable to favorable shifts in sales mix between channels of distribution, which more than offset the effect of a June 1994 price reduction in Japan.

Operating expenses (selling, general and administrative expenses and the provision for uncollectible accounts) increased 16% in the first quarter compared with 1994's first quarter. The increase was due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to the weakened U.S. dollar and its effect on the translation of foreign operating expenses into U.S. dollars. As a percentage of net sales, operating expenses were 47.0% and 46.6% in the first quarters of 1995 and 1994, respectively.

As a result of the above factors, net income of $2,160,000, or $0.14 per share, was 15% higher than $1,876,000, or $0.12 per share, in the first quarter of 1994.

FINANCIAL CONDITION

Management believes that the Company's financial condition at April 30, 1995 provides sufficient liquidity and resources to support current business activity and planned expansion.

Working capital and the current ratio were $247,144,000 and 2.7:1 at April 30, 1995 compared with $234,687,000 and 2.4:1 at January 31, 1995. Inventories (which represent the largest component of working capital) at April 30, 1995 were 9% higher than at January 31, 1995. A significant portion of the increase was due to the weakened U.S. dollar and its effect on the translation of foreign inventories into U.S. dollars and, to a lesser extent, to merchandise purchases to support sales growth, new stores and expanded product offerings. Inventory turnover was 1.0 times at April 30, 1995 and 0.9 times at January 31, 1995. The Company's objective is to continue to improve inventory performance through: refinement of replenishment systems; a reorganization of merchandising management to increase the focus on the specialized disciplines of product development, assortment planning and inventory management; the creation of a visual merchandising group to improve the presentation and management of display inventories in each store; and assortment editing by product category.

Capital expenditures were $7,396,000 in the first quarter of 1995 compared with $2,495,000 in 1994's first quarter. The increase was related to the opening and/or renovation of retail stores, as well as relocations and/or renovations of certain administrative and manufacturing facilities. Based on current expansion plans, the Company expects capital expenditures in fiscal 1995 will be approximately $30,000,000, compared with $18,977,000 in fiscal 1994.

The Company incurred a net cash outflow from operating activities of $9,020,000 in the first quarter of 1995, compared with an outflow of $4,073,000 in 1994's first quarter. Net debt (short-term borrowings and long-term debt, less cash and short-term investments) and the ratio of net debt to total capital (net debt and stockholders' equity) was $142,991,000 and 38% at April 30, 1995 compared with $117,878,000 and 35% at January 31, 1995. In addition, the Company had a long-term trade payable of yen 2,750,000,000 ($32,659,000) at April 30, 1995 and yen 2,750,000,000 ($27,591,000) at January
31, 1995 which relates to certain merchandise repurchased in 1993 under the Company's realignment of its Japan business and is payable to Mitsukoshi Ltd. on February 28, 1998. It is management's goal, on an annual basis, to improve inventory turnover and generate excess cash flow to reduce the ratio of net debt to total capital.

The Company's sources of working capital are internally generated funds and funds available under a $100,000,000 revolving credit facility and a yen 2,500,000,000 ($29,690,000) non-collateralized line of credit. The Company is in the process of arranging for a new five-year $130,000,000 multicurrency revolving credit facility to replace the current credit facility and line of credit, both of which expire in July 1995. The Company has received signed commitment letters from the participating lenders, subject to their satisfactory review of documentation. Management anticipates that internally generated funds and funds available under the new facility will be sufficient to support the Company's planned worldwide business expansion, as well as seasonal working capital increases typically required during the third and fourth quarters of each year.

The Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, income from operations, net income and cash flow. Management expects such seasonality to continue in the future.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.60 Registrant's 1988 Director Stock Option Plan as amended May 18, 1995, and form of Stock Option Agreement.

      11          Statement re Computation of Per Share Earnings.

(b)   Reports on form 8-K

      None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TIFFANY & CO.
                                    (Registrant)


Date: June 8, 1995            By:   /s/ James N. Fernandez
                                    James N. Fernandez
                                    Senior Vice President - Finance
                                    and Chief Financial Officer
                                    (principal financial officer)





                                       EXHIBIT INDEX


Exhibit
Number

10.60 Registrant's 1988 Director Stock Option Plan as amended May 18, 1995, and form of Stock Option Agreement.

11          Statement re Computation of Per Share Earnings