Form 10-Q
period 1995-07-31
TIFFANY & CO
filed 1995-09-14
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           -------------------------
                                   FORM 10-Q
                           -------------------------

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended July 31, 1995. OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition from ________ to _____________.


                        Commission file number:  1-9494


                                 TIFFANY & CO.

            (Exact name of registrant as specified in its charter)

Delaware                                        13-3228013
(State of incorporation)                        (I.R.S. Employer Ident. No.)


727 Fifth Ave. New York, NY                     10022
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:   (212) 755-8000


Former name, former address and former fiscal year, if changed since last report _________.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes ___X___.     No_____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 15,746,297 shares outstanding at the close of business on July 31, 1995.





                        TIFFANY & CO. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JULY 31, 1995

PART I      FINANCIAL INFORMATION                                  PAGE

Item 1.     Financial Statements

            Consolidated Balance Sheets - July 31, 1995
                  (Unaudited) and January 31, 1995                  3

            Consolidated Statements of Income - for the
                  three and six months ended July 31, 1995
                  and 1994 (Unaudited)                              4

            Consolidated Statements of Stockholders' Equity -
                  for the three and six months ended
                  July 31, 1995 (Unaudited)                         5

            Consolidated Statements of Cash Flows - for
                  the six months ended July 31, 1995                6
                  and 1994 (Unaudited)

            Notes to Consolidated Financial Statements            7-8
                  (Unaudited)


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations        9-11



PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security-Holders    12

Item 6.     Exhibits and Reports on Form 8-K                       12

            (a)   Exhibits

            (b)   Reports on Form 8-K

CAPTION


PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                        TIFFANY & CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                  July 31,       January 31,
                                                      1995             1995*
                                                (Unaudited)
ASSETS
Current assets:
Cash and short-term investments                   $ 30,655          $ 44,318
Accounts receivable, less allowances of
  $5,246 and $5,721                                 53,416            61,622
Income tax receivable                                    0             7,925
Inventories                                        299,698           270,075
Prepaid expenses                                    23,492            17,868
                                                  --------          --------
Total current assets                               407,261           401,808

Property and equipment, net                        111,894           103,478
Deferred income taxes                               14,763            14,094
Other assets, net                                   30,036            31,992
                                                  --------          --------
                                                  $563,954          $551,372
                                                  ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                             $ 55,995          $ 60,696
Accounts payable and accrued liabilities            87,404            81,640
Income taxes payable                                 7,519            13,607
Merchandise and other customer credits               9,032             8,529
                                                  --------          --------
Total current liabilities                          159,950           164,472

Long-term trade payable                             31,103            27,591
Reserve for product return                          13,053            13,103
Long-term debt                                     101,500           101,500
Deferred income taxes                                2,482             3,298
Postretirement/employment benefit obligation        17,457            16,581
Other long-term liabilities                          3,369             3,130

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized
  30,000 shares, issued 15,746 and 15,703              157               157
Additional paid-in capital                          72,955            71,821
Retained earnings                                  156,297           151,032
Foreign currency translation adjustments             5,631            (1,313)
                                                  --------          --------
Total stockholders' equity                         235,040           221,697
                                                  --------          --------
                                                  $563,954          $551,372
                                                  ========          ========
* Reclassified for comparative purposes

                See notes to consolidated financial statements

      CAPTION




                                    TIFFANY & CO. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME

                                              (Unaudited)

                               (in thousands, except per share amounts)


                                                             For The                 For The
                                                  Three Months Ended        Six Months Ended
                                                            July 31,                July 31,
                                                    1995        1994        1995        1994
      Net sales                                 $184,682    $152,257    $334,826    $283,464

      Cost of goods sold                          88,264      73,336     161,045     137,344
                                                --------    --------    --------    --------

      Gross profit                                96,418      78,921     173,781     146,120

      Selling, general and administrative
        expenses                                  83,489      69,520     153,761     130,303
      Provision for uncollectible accounts           362         383         696         686
                                                --------    --------    --------    --------

      Income from operations                      12,567       9,018      19,324      15,131

      Other expenses, net                          3,222       2,955       6,183       5,771
                                                --------    --------    --------    --------

      Income before income taxes                   9,345       6,063      13,141       9,360

      Provision for income taxes                   4,037       2,613       5,673       4,034
                                                --------    --------    --------    --------

      Net income                                $  5,308    $  3,450    $  7,468    $  5,326
                                                ========    ========    ========   =========


      Net income per share:

      Primary                                   $   0.33    $   0.22    $   0.47    $   0.34
                                                ========    ========    ========   =========
      Fully diluted                             $   0.33    $   0.22    $   0.47    $   0.34
                                                ========    ========    ========   =========


      Weighted average number of common shares:

      Primary                                     15,962      15,895      15,912      15,845

      Fully diluted                               16,939      16,817      16,927      16,811


                            See notes to consolidated financial statements.



                                                   TIFFANY & CO. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             (Unaudited)
                                                           (in thousands)


                                                                                                   Foreign
                                           Total                      Additional                  Currency
                                   Stockholders'       Common Stock      Paid-In     Retained  Translation
                                          Equity      Shares Amount      Capital     Earnings  Adjustments
                                   -------------      ------ ------      -------     --------  -----------
         BALANCES, January 31, 1995     $221,697      15,703   $157      $71,821     $151,032      $(1,313)
         Issuance of Common Stock            598          19      -          598            -            -
         Exercise of stock options           231          15      -          231            -            -
         Tax benefit from exercise of
          stock options                      107           -      -          107            -            -
         Cash dividends on Common Stock   (1,101)          -      -            -       (1,101)           -
         Foreign currency translation
          adjustments                      7,893           -      -            -            -        7,893
         Net income                        2,160           -      -            -        2,160            -
                                         -------      ------   ----       ------     --------      -------

         BALANCES, April 30, 1995        231,585      15,737    157       72,757      152,091        6,580
                                         =======      ======   ====       ======      =======      =======

         Exercise of stock options           113           9      -          113            -            -
         Tax benefit from exercise of
          stock options                       85           -      -           85            -            -
         Cash dividends on Common Stock   (1,102)          -      -            -       (1,102)           -
         Foreign currency translation
          adjustments                     (  949)          -      -            -            -        ( 949)
         Net income                        5,308           -      -            -        5,308            -
                                         -------      ------   ----       ------     --------      -------

         BALANCES, July 31, 1995        $235,040      15,746   $157      $72,955     $156,297      $ 5,631
                                         =======      ======   ====       ======      =======      =======

                                           See notes to consolidated financial statements

          CAPTION


                                    TIFFANY & CO. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                            (in thousands)                       For the
                                                                        Six Months Ended
                                                                     July 31,
                                                                        1995       1994*
                                                                   ---------   ---------
          Cash Flows From Operating Activities:
            Net income                                               $ 7,468    $ 5,326
            Adjustments to reconcile net income to net
             cash provided by/(used in) operating activities:
              Depreciation and amortization                            9,037      7,467
              Provision for uncollectible accounts                       696        686
              Reduction in reserve for product return                    (50)      (343)
              Provision for inventories                                1,310      1,412
              Deferred income taxes                                   (1,613)      (489)
              Income tax receivable                                    7,925     (1,340)
              Loss on sale of fixed assets                               609          -
              Provision for postretirement/employment benefits           876      1,502
              (Increase)/decrease in assets and increase/
                (decrease) in liabilities
              Accounts receivable                                     10,198     10,065
              Inventories                                            (16,610)   (19,492)
              Prepaid expenses                                        (4,999)    (2,442)
              Other assets, net                                        1,354     (3,595)
              Accounts payable                                         5,213     (8,998)
              Accrued liabilities                                       (563)     1,177
              Income taxes payable                                    (6,620)    (2,918)
              Merchandise and other customer credits                     503        154
              Other long-term liabilities                                229         23
                                                                    --------   --------
            Net cash provided by/(used in) operating activities       14,963    (11,805)
                                                                    --------   --------
          Cash Flows From Investing Activities:
            Capital expenditures                                     (15,903)    (6,626)
            Proceeds from sale of fixed assets                            82          -
            Other                                                          -       (133)
                                                                    --------   --------
            Net cash used in investing activities                    (15,821)    (6,759)
                                                                    --------   --------

          Cash Flows From Financing Activities:
            (Decrease)/increase in short-term borrowings             (11,736)    22,877
            Issuance of Common Stock                                     598          -
            Proceeds from exercise of stock options                      344        390
            Tax benefit from exercise of stock options                   192        116
            Cash dividends on Common Stock                            (2,203)    (2,194)
                                                                    --------   --------
            Net cash (used in)/provided by financing activities      (12,805)    21,189

          Net (decrease)/increase in cash and
            short-term investments                                   (13,663)     2,625
            Cash and short-term investments at beginning
              of year                                                 44,318      4,994
                                                                    --------   --------
            Cash and short-term investments at end of six
              months                                                $ 30,655   $  7,619
                                                                    ========   ========

          Supplemental Disclosure Of Cash Flow Information:
            Cash paid during the six months for:


              Interest expense                                      $  6,365   $  7,006
                                                                    ========   ========
              Income taxes (Net of $7,925 Federal income
                tax refund)                                         $  5,678   $  8,551
                                                                    ========   ========
          *Reclassified for comparative purposes


                            See notes to consolidated financial statements

                        TIFFANY & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The statements are without audit and, in the opinion of management, include all adjustments (which include only normal recurring adjustments except for the adjustment necessary as a result of the LIFO method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of July 31, 1995 and the results of operations and cash flows for the interim periods presented. The audited financial statements for January 31, 1995 are presented without accompanying footnotes which are included in the Company's Form 10-K filing.

      Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the three and six months ended July 31, 1995 and 1994 are not necessarily indicative of the results of the entire fiscal year.

2.    INVENTORIES

      Inventories at July 31,  1995 and January 31, 1995  are summarized as follows:
                                 July 31,      January 31,
                                     1995             1995
                                      (in thousands)
                                 --------       ----------
      Finished goods             $247,910         $227,412
      Raw materials                48,509           38,262
      Work in process               6,482            6,869
                                 --------         --------
                                  302,901          272,543
      Reserves                     (3,203)          (2,468)
                                 --------         --------
                                 $299,698         $270,075
                                 ========         ========

      At  July  31,  and  January 31,  1995,  $205,829,000  and  $189,943,000,
      respectively, of inventories were valued using the LIFO method. The excess of such inventories valued at replacement cost over the value based upon the LIFO method was approximately $11,070,000 and $9,770,000 at July 31, 1995 and January 31, 1995, respectively. The LIFO valuation method had the effect of decreasing net income by $0.01 per share, for the three month periods ended July 31, 1995 and 1994, respectively. The LIFO valuation method had the effect of decreasing net income by $0.05 per share for the six month periods ended July 31, 1995 and 1994, respectively.

3.    REVOLVING CREDIT FACILITY

      In June 1995, the Company entered into an agreement for a new five-year $130,000,000 multicurrency revolving credit facility which replaced a $100,000,000 revolving credit facility and yen 2,500,000,000 ($28,275,000) non-collateralized line of credit, both of which expired in July 1995. The new syndicated facility entitles the Company to borrow up to $25,000,000 on a pro-rata, non-collateralized basis from each of four banks and up to $30,000,000 from the agent bank at interest rates based upon a prime rate or reserve adjusted LIBOR.


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

5.    SUBSEQUENT EVENT

      On  August 21, 1995, Tiffany's  Board of Directors  declared a quarterly
      dividend  of $0.07  per common  share.   This dividend  will be  paid on
      October 10, 1995 to stockholders of record on September 20, 1995.

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

Net sales increased 21% in the three months (second quarter) ended July 31, 1995 and rose 18% in the six months (first half) ended July 31, 1995. Sales by channel of distribution were as follows:

                       Three months ended     Six months ended
                             July 31,              July 31,
(in thousands)             1995      1994        1995      1994
--------------------    -------  --------    --------  --------
U.S. Retail            $ 82,140  $ 67,794    $143,909  $125,018
Direct Marketing         20,357    20,681      39,120    39,488
International Retail     82,185    63,782     151,797   118,958
                        -------   -------    --------  --------
                       $184,682  $152,257    $334,826  $283,464
                        =======  ========    ========  ========

U.S. Retail sales increased 21% in the second quarter and 15% in the first half. Comparable store sales rose 15% in the second quarter and 12% in the first half. New York retail sales increased 13% and 10% in the second quarter and first half, while comparable branch store sales rose 17% and 14% in the second quarter and first half. The sales increases resulted largely from a greater number of retail transactions, primarily by local-resident customers and, to a lesser extent, purchases by foreign tourists. Strong performances by the Company's newer U.S. stores in Oak Brook, Maui and White Plains contributed to the overall U.S. Retail sales increase.

Direct Marketing sales declined 2% in the second quarter and 1% in the first half. Increased catalog circulation and a higher number of orders contributed to catalog sales increases of 16% in the second quarter and 14% in the first half. However, corporate division sales declined 11% in the second quarter and 8% in the first half, reflecting continued cautious spending by the corporate division's customers.

International Retail sales increased 29% and 28% in the second quarter and first half. The increases resulted from comparable store sales increases in Japan (the Company's largest international market) of 11% in yen in both the second quarter and first half, sales growth in other Asia-Pacific markets and Europe, and the translation effect of a weak U.S. dollar on sales made in foreign currencies, especially in Japanese yen. Management believes the Company's results in Japan have benefitted from merchandising and marketing initiatives, as well as from favorable consumer response to price reductions made in Japan in October 1993 and June 1994.

The Company's reported sales and earnings results benefit from a strengthening Japanese yen and are adversely affected by a strengthening U.S. dollar. The Company maintains a foreign currency hedging program for merchandise purchase transactions initiated from Japan in order to reduce the potential negative impact on the Company's financial results of a significant strengthening of the U.S. dollar against the yen. The Company's pretax expense related to its hedging program was $238,000 in 1995's second quarter and $490,000 in the first half, compared with $182,000 and $366,000 in the respective 1994 periods.

Gross margin (gross profit as a percentage of net sales) of 52.2% in the second quarter and 51.9% in the first half compared with 51.8% and 51.5% in the comparable 1994 periods. The increases were primarily attributable to favorable shifts in sales mix toward the Company's retail businesses, particularly Japan, that achieve gross margins above the Company's average.

Operating expenses (selling, general and administrative expenses and the provision for uncollectible accounts) increased 20% in the second quarter and 18% in the first half over the corresponding 1994 periods. The increases were largely due to: incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program; the weakened U.S. dollar and its effect on the translation of overseas operating expenses into U.S. dollars; and sales-related variable expenses (including selling fees paid to department stores in Japan). As a percentage of net sales, the operating expense ratio in the second quarter improved to 45.4% in 1995 versus 45.9% in 1994, and improved in 1995's first half to 46.1% compared with 46.2% in the corresponding 1994 period.

The above factors led to net income increasing 54% to $5,308,000, or $0.33 per share, in the second quarter and increasing 40% to $7,468,000, or $0.47 per share, in the first half.

FINANCIAL CONDITION

Management believes that the Company's financial condition at July 31, 1995 provides sufficient liquidity and resources to support current business activity and planned expansion.

Working capital and the current ratio were $247,311,000 and 2.5:1 at July 31, 1995 compared with $237,336,000 and 2.4:1 at January 31, 1995. Inventories (which represent the largest component of working capital) at July 31, 1995 were 11% higher than at January 31, 1995. A significant portion of the increase was due to the weakened U.S. dollar and its effect on the translation of overseas inventories into U.S. dollars and, to a lesser extent, to merchandise purchases to support sales growth, new stores and expanded product offerings. Inventory turnover was 1.0 times at July 31, 1995 and 0.9 times at January 31, 1995. The Company's objective is to continue to improve inventory performance through: refinement of replenishment systems; merchandising management's focus on the specialized disciplines of product development, assortment planning and inventory management; improving the presentation and management of display inventories in each store; and assortment editing by product category.

Capital expenditures were $15,903,000 in 1995's first half, compared with $6,626,000 in 1994's first half. The increase was related to the opening and/or renovation of retail stores, as well as relocations and/or renovations of certain administrative and manufacturing facilities. Based on current expansion plans, the Company expects capital expenditures in fiscal 1995 will be approximately $30,000,000, compared with $18,977,000 in fiscal 1994.

The Company incurred a net cash inflow from operating activities of $14,963,000 in the first half of 1995, compared with an outflow of $11,805,000 in 1994's first half. Net-debt (short-term borrowings and long-term debt, less cash and short-term investments) and the ratio of net-debt to total capital (net-debt and stockholders' equity) was $126,840,000 and 35% at July 31, 1995 compared with $117,878,000 and 35% at January 31, 1995. In addition, the Company had a long-term trade payable of yen 2,750,000,000 ($31,103,000) at July 31, 1995 and yen 2,750,000,000 ($27,591,000) at January 31, 1995 which relates to certain merchandise repurchased in 1993 as part of the Company's realignment of its Japan business and is payable to Mitsukoshi Ltd. on February 28, 1998. It is management's goal, on an annual basis, to improve inventory turnover and generate excess cash flow to reduce the ratio of net-debt to total capital.

The Company's sources of working capital are internally generated cash flow and funds available under a five-year, $130,000,000 multicurrency revolving credit facility established in June 1995 to replace a $100,000,000 revolving credit facility and a yen 2,500,000,000 ($28,275,000) non-collateralized line of credit. Management anticipates that internally generated funds and funds available under the new facility will be sufficient to support the Company's planned worldwide business expansion, as well as seasonal working capital increases typically required during the third and fourth quarters of each year.

In August 1995, the Company entered into a lease agreement for a 270,000 square foot distribution, office and manufacturing facility which will consolidate its existing New Jersey facilities. Under the terms of the agreement, the Company's operating lease commitment will approximate $3,700,000 annually over a 12-year period expected to begin in late 1996.

The Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, income from operations, net income and cash flow. Management expects such seasonality to continue in the future.

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security-Holders

At Registrant's Annual Meeting of Stockholders held on May 18, 1995 each of the nominees listed below was elected a director of Registrant to hold office until the next annual meeting of the stockholders and until his or her respective successor has been elected and qualified. Tabulated with the name of each of the nominees elected is the number of Common shares cast for each nominee and the number of Common shares withholding authority to vote for each nominee. There were no broker non-votes or abstentions with respect to the election of directors.

      Nominee                 Voted For   Withholding Authority

      William R. Chaney       14,684,332        37,659
      Jane Dudley             14,674,076        47,915
      Samuel L. Hayes III     14,675,028        46,963
      Michael J. Kowalski     14,685,669        36,322
      Charles K. Marquis      14,685,361        36,630
      James E. Quinn          14,685,649        36,642
      Yoshiaki Sakakura       14,508,887       213,104
      William A. Shutzer      14,685,126        36,856
      Geraldine Stutz         14,674,849        47,142

At such meeting, the stockholders approved the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Company's fiscal 1995 financial statements. With respect to such appointment, 14,700,862 shares were voted to approve, 16,066 shares were voted against, and 5,063 shares abstained from voting. There were no broker non-votes with respect to the approval of the appointment of Coopers & Lybrand L.L.P.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.116 Credit Agreement dated as of June 26, 1995 by and among Tiffany & Co., Tiffany and Company, Tiffany & Co. International, The Bank of New York, as Issuing Bank and as Swing Line Lender, The Bank of New York, as Arranging Agent and The Bank of New York as Administrative Agent.

          10.117 Lease Agreement dated as of August 1, 1995 by and among Fidelity Bank, National Association, not in its individual capacity, but solely as the trustee under that certain Trust Agreement 1995-1 dated as of July 1, 1995, as Owner-Lessor and Tiffany and Company, a New York corporation, as Lessee.

          10.118 Construction Agency Agreement dated as of August 1, 1995 by and between Tiffany and Company, a New York corporation and First Fidelity Bank, National Association, a national banking association, not in its individual capacity but solely as trustee pursuant to a Trust Agreement 1995-1 dated as of July 1, 1995, for design and construction of improvements on certain land in Parsippany, New Jersey.

          11        Statement re Computation of Per Share Earnings.

     (b)  Reports on Form 8-K

          NONE

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TIFFANY & CO.
                              (Registrant)


Date: September 13, 1995      By:  /s/ James N. Fernandez
                                   James N. Fernandez
                                   Senior Vice President - Finance
                                   and Chief Financial Officer
                                   (principal financial  officer)

                                 EXHIBIT INDEX



Exhibit
Number


10.116 Credit Agreement dated as of June 26, 1995 by and among Tiffany & Co., Tiffany and Company, Tiffany & Co. International, The Bank of New York, as Issuing Bank and as Swing Line Lender, The Bank of New York, as Arranging Agent and The Bank of New York as Administrative Agent.

10.117 Lease Agreement dated as of August 1, 1995 by and among Fidelity Bank, National Association, not in its individual capacity, but solely as the trustee under that certain Trust Agreement 1995-1 dated as of July 1, 1995, as Owner-Lessor and Tiffany and Company, a New York corporation, as Lessee.

10.118 Construction Agency Agreement dated as of August 1, 1995 by and between Tiffany and Company, a New York corporation and First Fidelity Bank, National Association, a national banking association, not in its individual capacity but solely as trustee pursuant to a Trust Agreement 1995-1 dated as of July 1, 1995, for design and construction of improvements on certain land in Parsippany, New Jersey.

11        Statement re Computation of Per Share Earnings.


      CAPTION


      Item 6.                        TIFFANY & CO. AND SUBSIDIARIES
      EXHIBIT 11             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                                              (Unaudited)
                                  (in thousands, except per share data)

                                                                 For The                 For The
                                                      Three Months Ended        Six Months Ended
                                                                July 31,                July 31,
                                                        1995        1994        1995        1994
                                                     -------     -------     -------     -------
      PRIMARY EARNINGS PER SHARE:

      Net income on which primary
         earnings per share are based                $ 5,308     $ 3,450     $ 7,468     $ 5,326
                                                     =======     =======     =======     =======

      Weighted average number of
       common shares                                  15,752      15,674      15,740      15,669

        Add:
          Weighted average effect of the
          exercise of stock options                      210         221         172         176
                                                     -------     -------     -------     -------
      Weighted average number of shares on
       which primary earnings are based               15,962      15,895      15,912      15,845
                                                     =======     =======     =======     =======
      Primary net income per common share            $  0.33     $  0.22     $  0.47     $  0.34
                                                     =======     =======     =======     =======

      FULLY DILUTED EARNINGS PER SHARE:
      Net income on which primary earnings
        per share are based                          $ 5,308     $ 3,450     $ 7,468     $ 5,326

        Add:
         Interest and fees on convertible
         subordinated debt, net of
         applicable income taxes                         428         494         870         988
                                                     -------     -------     -------     -------

      Net income on which fully diluted
        earnings per share are based                 $ 5,736     $ 3,944     $ 8,338     $ 6,314
                                                     =======     =======     =======     =======

      Weighted average number of common
        shares used in calculating
        fully diluted earnings per share              16,046      15,924      16,034      15,918

        Add:
         Shares assumed upon conversion
         of convertible debt, using the
         "if converted" method                           893         893         893         893
                                                     -------     -------     -------     -------

      Weighted average number of shares
        used in calculating fully diluted
        earnings per share                            16,939      16,817      16,927      16,811
                                                     =======     =======     =======     =======

      Fully diluted net income per common share      $  0.33     $  0.22     $  0.47     $  0.34
                                                     =======     =======     =======     =======


      NOTE: In  anticipation of the 6 3/8%  Convertible Subordinated Debenture's dilutive effect in  the fourth  quarter,  fully diluted  earnings per  share  reflects the  weighted average number of common  shares outstanding under  the "if converted" method  which assumes  conversion  as  of the  bond  issuance  date  of  the Debentures.  The  "if converted"  method resulted  in fully diluted  earnings per  share equal  to primary earnings per share for the three and six months ended July 31, 1995 and 1994.
