Form 10-Q/A
period 1995-07-31
TIFFANY & CO
filed 1995-09-18
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                         -------------------------
                                 FORM 10-QA
                         -------------------------

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

  APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 15,746,297 shares outstanding at the close of business on July 31, 1995.





  Registrant submits herewith Exhibit 10.118 to its Report on Form 10-Q for the period ended July 31, 1995 filed electronically via EDGAR on September 14, 1995. The attached Exhibit 10.118 was not properly transmitted via EDGAR in the filing dated September 14, 1995.


                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TIFFANY & CO.
                                     (Registrant)


  Date: September 18, 1995      By:  /s/ James N. Fernandez
                                     James N. Fernandez
                                     Senior Vice President - Finance
                                     and Chief Financial Officer
                                     (principal financial  officer)





                               EXHIBIT INDEX



  Exhibit
  Number


  10.118 Construction Agency Agreement dated as of August 1, 1995 by and between Tiffany and Company, a New York corporation and First Fidelity Bank, National Association, a national banking association, not in its individual capacity but solely as trustee pursuant to a Trust Agreement 1995-1 dated as of July 1, 1995, for design and construction of improvements on certain land in Parsippany, New Jersey.