Form 10-Q/A
period 1995-07-31
TIFFANY & CO
filed 1995-10-19
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                            -------------------------
                                    FORM 10-QA
                                 AMENDMENT NO. 2
                            -------------------------

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 15,746,297 shares outstanding at the close of business on July 31, 1995.

     Registrant resubmits herewith Exhibit 27 to its Report on Form 10-Q for the period ended July 31, 1995 filed electronically via EDGAR on September 14, 1995. Although the attached Exhibit 27 was transmitted via EDGAR with the filing dated September 14, 1995, Registrant was notified by the Securities and Exchange Commission in its letter dated October 11, 1995 that Exhibit 27 was not properly received in electronic format.


                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TIFFANY & CO.
                                        (Registrant)


     Date: October 19, 1995      By:   /s/ Tarz F. Palomba
                                        Tarz F. Palomba
                                        Assistant Secretary
                                        of the Corporation

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

   11          Statement re Computation of Per Share Earnings

   27          Financial Data Schedule