Form 10-Q
period 1995-10-31
TIFFANY & CO
filed 1995-12-13
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                   -------------------------
                                           FORM 10-Q
                                   -------------------------

        (Mark One)

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended October 31, 1995. OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition from ________ to _________.

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 15,890,860 shares outstanding at the close of business on October 31, 1995.

                                            TIFFANY & CO. AND SUBSIDIARIES

                                                  INDEX TO FORM 10-Q

                                        FOR THE QUARTER ENDED OCTOBER 31, 1995


    PART I - FINANCIAL INFORMATION                                    PAGE

    Item 1.     Financial Statements

                Consolidated Balance Sheets - October 31, 1995
                   (Unaudited) and January 31, 1995                      3

                Consolidated Statements of Income - for the
                   three and nine months ended October 31, 1995
                   and 1994 (Unaudited)                                  4

                Consolidated Statements of Stockholders' Equity -
                   for the three and nine months ended
                   October 31, 1995 (Unaudited)                          5

                Consolidated Statements of Cash Flows - for
                   the nine months ended October 31, 1995
                   and 1994 (Unaudited)                                  6

                Notes to Consolidated Financial Statements
                   (Unaudited)                                         7-9

    Item 2      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      10-12


    PART II - OTHER INFORMATION

    Item 6.     Exhibits and Reports on Form 8-K                        13

                (a)  Exhibits
                (b)  Reports on Form 8-K




                    PART I.  FINANCIAL INFORMATION
                    ITEM I.  FINANCIAL STATEMENTS

                                            TIFFANY & CO. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except per share amounts)

                                                                    October 31,       January 31,
                                                                          1995             1995*
                                                                    ----------        -----------
                                                                    (Unaudited)
                    ASSETS
                    Current assets:
                    Cash and short-term investments                   $ 38,178          $ 44,318
                    Accounts receivable, less allowances of
                      $4,912 and $5,721                                 68,626            61,622
                    Income tax receivable                                    -             7,925
                    Inventories                                        323,384           270,075
                    Prepaid expenses                                    21,914            17,868
                                                                    ----------        -----------
                    Total current assets                               452,102           401,808

                    Property and equipment, net                        117,628           112,076
                    Deferred income taxes                               16,526            14,094
                    Other assets, net                                   26,919            31,992
                                                                    ----------        -----------
                                                                      $613,175          $559,970
                                                                    ==========        ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    Current liabilities:
                    Short-term borrowings                             $ 80,476          $ 60,696
                    Accounts payable and accrued liabilities           107,941            81,640
                    Income taxes payable                                 9,682            13,607
                    Merchandise and other customer credits               9,776             8,529
                                                                    ----------        -----------
                    Total current liabilities                          207,875           164,472

                    Long-term trade payable                             26,975            27,591
                    Reserve for product return                          11,941            13,103
                    Long-term debt                                     101,500           101,500
                    Deferred income taxes                                    -             3,298
                    Postretirement/employment benefit obligation        17,715            16,581
                    Other long-term liabilities                         11,834            11,728

                    Commitments and contingencies

                    Stockholders' equity:
                    Common Stock, $.01 par value; authorized
                      30,000 shares, issued 15,811 and 15,703              158               157
                    Additional paid-in capital                          75,177            71,821
                    Retained earnings                                  161,464           151,032
                    Foreign currency translation adjustments            (1,464)           (1,313)






                                                                    ----------        -----------
                    Total stockholders' equity                         235,335           221,697
                                                                    ----------        -----------

                                                                      $613,175          $559,970
                                                                    ==========        ===========
                    * Reclassified for comparative purposes

                                     See notes to consolidated financial statements.
                                                         - 3 -

                                            TIFFANY & CO. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)
                                       (in thousands, except per share amounts)

                                                                     For The                 For The
                                                          Three Months Ended       Nine Months Ended
                                                                  October 31,             October 31,
                                                          -------------------      ------------------
                                                            1995        1994        1995        1994
                                                        ---------   ---------    --------   ---------
              Net sales                                 $187,766    $160,091    $522,592    $443,555
              Cost of goods sold                          87,062      75,674     248,107     213,017
                                                        ---------   ---------    --------   ---------
              Gross profit                               100,704      84,417     274,485     230,538

              Selling, general and administrative
                expenses                                  88,776      72,176     242,537     202,436
              Provision for uncollectible accounts           110         414         806       1,143
                                                        ---------   ---------    --------   ---------
              Income from operations                      11,818      11,827      31,142      26,959

              Other expenses, net                            765       3,533       6,948       9,305
                                                       ---------   ---------    --------   ---------
              Income before income taxes                  11,053       8,294      24,194      17,654

              Provision for income taxes                   4,779       3,574      10,452       7,608
                                                       ---------   ---------    ---------  ---------
              Net income                                $  6,274    $  4,720    $ 13,742    $ 10,046
                                                       =========   =========    =========  =========

              Net income per share:

              Primary                                   $   0.39    $   0.30    $   0.86    $   0.63
                                                        =========   =========    =========  =========
              Fully diluted                             $   0.39    $   0.30    $   0.86    $   0.63
                                                        =========   =========    =========  =========

              Weighted average number of common shares:
              Primary                                     16,204      15,962      15,998      15,876

              Fully diluted                               17,106      16,884      17,058      16,873




                              See notes to consolidated financial statements.

                                                         - 4 -

                                                           TIFFANY & CO. AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (Unaudited)
                                                                   (in thousands)
                                                                                                           Foreign
                                                   Total                      Additional                  Currency
                                           Stockholders'       Common Stock      Paid-In     Retained  Translation
                                                  Equity      Shares Amount      Capital     Earnings  Adjustments
                                           -------------      ------ ------    ---------     --------  -----------
                 BALANCES, January 31, 1995     $221,697      15,703   $157      $71,821     $151,032      $(1,313)
                 Issuance of Common Stock            598          19      -          598            -            -
                 Exercise of stock options           231          15      -          231            -            -
                 Tax benefit from exercise of
                  stock options                      107           -      -          107            -            -
                 Cash dividends on Common Stock   (1,101)          -      -            -       (1,101)           -
                 Foreign currency translation
                  adjustments                      7,893           -      -            -            -        7,893
                 Net income                        2,160           -      -            -        2,160            -
                                           -------------      ------ ------    ---------     --------  -----------
                 BALANCES, April 30, 1995        231,585      15,737    157       72,757      152,091        6,580
                                           -------------      ------ ------    ---------     --------  -----------

                 Exercise of stock options           113           9      -          113            -            -
                 Tax benefit from exercise of
                  stock options                       85           -      -           85            -            -
                 Cash dividends on Common Stock   (1,102)          -      -            -       (1,102)           -
                 Foreign currency translation
                  adjustments                     (  949)          -      -            -            -        ( 949)
                 Net income                        5,308           -      -            -        5,308            -
                                            -------------      ------ ------    ---------     --------  -----------
                 BALANCES, July 31, 1995         235,040      15,746    157       72,955      156,297        5,631
                                            -------------      ------ ------    ---------     --------  -----------

                 Exercise of stock options         1,717          65      1        1,716            -            -
                 Tax benefit from exercise of
                  stock options                      506           -      -          506            -            -
                 Cash dividends on Common Stock   (1,107)          -      -            -       (1,107)           -
                 Foreign currency translation
                  adjustments                     (7,095)          -      -            -            -       (7,095)
                 Net income                        6,274           -      -            -        6,274            -
                                            -------------     ------   ------    ---------   ----------  -----------
                 BALANCES, October 31, 1995     $235,335      15,811   $158      $75,177     $161,464      $(1,464)
                                            =============     ======   ======    =========   ==========  ===========

                                                   See notes to consolidated financial statements.

                                                                        - 5 -

                                            TIFFANY & CO. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                    (in thousands)
                                                                              Nine Months Ended
                                                                                     October 31,
                                                                             --------------------
                                                                                1995       1994*
                                                                             --------    --------
                  Cash Flows From Operating Activities:
                    Net income                                               $13,742    $10,046
                    Adjustments to reconcile net income to net
                     cash (used in)/provided by operating activities:
                      Depreciation and amortization                           14,454     12,067
                      Provision for uncollectible accounts                       806      1,143
                      Reduction in reserve for product return                 (1,162)      (427)
                      Provision for inventories                                2,673      1,867
                      Deferred income taxes                                   (5,891)    (1,365)
                      Income tax receivable                                    7,925      4,592
                      Gain on liquidation of subsidiary                       (2,330)         -
                      Impairment loss on certain assets                        2,519          -
                      Loss on sale of fixed assets                             1,482          -
                      Provision for postretirement/employment benefit          1,134      1,882
                        (Increase)/decrease in assets and increase/
                        (decrease) in liabilities:
                        Accounts receivable                                   (7,351)     7,634
                        Inventories                                          (58,394)   (28,556)
                        Prepaid expenses                                      (4,233)    (4,857)
                        Other assets, net                                      3,257     (5,124)
                        Accounts payable                                      22,246      8,720
                        Accrued liabilities                                    7,630         46
                        Income taxes payable                                  (3,978)    (6,961)
                        Merchandise and other customer credits                 1,247        450
                        Other long-term liabilities                               97       (318)
                                                                             --------    --------
                    Net cash (used in)/provided by operating activities       (4,127)       839
                                                                             --------    --------

                  Cash Flows From Investing Activities:
                    Capital expenditures                                     (21,323)   (12,581)
                    Proceeds from sale of fixed assets                           159          -
                    Other                                                          -       (133)
                                                                             --------    --------
                    Net cash used in investing activities                    (21,164)   (12,714)
                                                                             --------    --------

                  Cash Flows From Financing Activities:
                    Increase in short-term borrowings                         19,104     14,153
                    Issuance of Common Stock                                     598          -
                    Proceeds from exercise of stock options                    2,061        461
                    Tax benefit from exercise of stock options                   698        132
                    Cash dividends on Common Stock                            (3,310)    (3,292)
                                                                             --------    --------






                    Net cash provided by financing activities                 19,151     11,454
                                                                             --------    -------

                  Net decrease in cash and short-term investments             (6,140)      (421)
                    Cash and short-term investments at beginning
                      of year                                                 44,318      4,994
                                                                            --------    --------
                    Cash and short-term investments at end of nine
                      months                                                $ 38,178   $  4,573
                                                                            ========   =========
                  Supplemental Disclosure Of Cash Flow Information:
                    Cash paid during the nine months for:
                      Interest expense                                      $  7,124   $  8,523
                                                                            ========   =========
                      Income taxes (Net of $7,925 Federal income
                        tax refund in 1995)                                 $ 10,848   $ 12,871
                                                                            ========   =========

                  *Reclassified for comparative purposes

                                    See notes to consolidated financial statements.

                                                         - 6 -

                        TIFFANY & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.    CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The statements are without audit and, in the opinion of management, include all adjustments (which include only normal recurring adjustments except for the adjustment necessary as a result of the LIFO method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of October 31, 1995 and the results of operations and cash flows for the interim periods presented. The financial statements for January 31, 1995 are derived from the audited financial statements which are included in the Company's Form 10-K filing, but do not include all disclosures required by generally accepted accounting principles.

      Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the three and nine months ended October 31, 1995 and 1994 are not necessarily indicative of the results of the entire fiscal year.

2.    INVENTORIES

      Inventories  at  October  31,  1995  and  January  31,  1995   are
      summarized as follows:

                                                  October 31,      January 31,
                                                         1995             1995
                                                  -----------      -----------
                                                          (in thousands)
                          Finished goods             $268,749         $227,412
                          Raw materials                49,519           38,262
                          Work-in-process               7,264            6,869
                                                  -----------      -----------
                                                      325,532          272,543
                          Reserves                     (2,148)          (2,468)
                                                  -----------      -----------
                                                     $323,384         $270,075
                                                  ===========      ============

     At  October 31,  and January  31,  1995, $230,222,000  and $189,943,000,
     respectively, of inventories were valued using the LIFO method. The excess of such inventories valued at replacement cost over the value based upon the LIFO method was approximately $11,870,000 and $9,770,000 at October 31, 1995 and January 31, 1995, respectively. The LIFO valuation method had the effect of decreasing net income by $0.03 per share, for the three month period ended October 31, 1995 and had no effect on net income for the three month period ended October 31, 1994. The LIFO valuation method had the effect of decreasing net income by $0.07 and $0.05 per share for the nine month periods ended October 31, 1995 and 1994, respectively.

3.    REVOLVING CREDIT FACILITY

      In June 1995, the Company entered into an agreement for a new five-year $130,000,000 multicurrency revolving credit facility which replaced a $100,000,000 revolving credit facility and yen 2,500,000,000 ($28,275,000) non-collateralized line of credit, both of which expired in July 1995. The new syndicated non-collateralized facility entitles the Company to borrow up to $25,000,000 on a pro-rata basis from each of four banks and up to $30,000,000 from the agent bank at interest rates based upon a prime rate or reserve-adjusted LIBOR.


4.    BUSINESS RESTRUCTURING

      During the third quarter, the Company restructured its watch operations in Switzerland, outsourcing watch assembly and divesting its assembly operations. In conjunction with this transaction, the Company repatriated approximately $15.7 million in cash dividends from its Swiss subsidiary, sold its Swiss subsidiary for $3.5 million and recorded a pretax gain of $2.3 million included as a component of Other Expenses, net. This gain was primarily due to the recognition of previously deferred foreign currency translation adjustments on the Swiss subsidiary's equity.

5.    IMPAIRMENT OF LONG-LIVED ASSETS

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" to account for long-lived assets, identifiable intangibles and goodwill related to those assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the asset carrying value may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the asset's carrying value and its estimated fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met.

      The Company adopted SFAS No. 121 in the third quarter of 1995 and, as a result of evaluating its long-lived assets at the retail store level, together with continued difficult operating conditions in certain of its European markets, recorded an impairment loss on certain assets. A pretax charge of $2.5 million was included in the Company's Selling, General and Administrative expenses in the third quarter as required under SFAS No. 121. The impairment loss was calculated as the difference between the asset carrying value and the present value of projected net cash flows, giving consideration to recent operating performance and pricing trends and applying a 15% discount rate. These projections represent the Company's best estimate of fair value based on the information available.

6.    LEASE COMMITMENTS

      During the third quarter, the Company entered into a lease agreement for a 270,000 square foot distribution, office and manufacturing facility that will consolidate its existing New Jersey facilities. Under the terms of the agreement, the Company's operating lease commitment will approximate $3,600,000 annually over a 12-year period expected to commence in late 1996.

7.    EARNINGS PER SHARE

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

8.    SUBSEQUENT EVENT

      On  November 16, 1995, Tiffany's Board of Directors declared a quarterly
      dividend  of $0.07  per common  share.   This dividend  will be  paid on
      January 10, 1996 to stockholders of record on December 20, 1995.

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

Net sales in the three-month period (third quarter) ended October 31, 1995 increased 17% over 1994 and rose 18% in the nine-month period (year-to-date) ended October 31, 1995. Sales by channel of distribution were as follows:

                                            Three months ended      Nine months ended
                                                  October 31,             October 31,
                    (in thousands)              1995         1994       1995         1994
                                            ---------- ----------   ---------- ----------
                    U.S. Retail             $  87,372   $  72,256   $ 231,281   $ 197,273
                    Direct Marketing           20,820      20,796      59,940      60,284
                    International Retail       79,574      67,039     231,371     185,998
                                            ---------- ----------   ---------- ----------
                                            $ 187,766   $ 160,091   $ 522,592   $ 443,555
                                            ========== ==========   ========== ==========

U.S. Retail sales increased 21% in the third quarter and 17% in the year-to-date. Comparable U.S. store sales increased 14% in the third quarter and 13% in the year-to-date. Sales in the Company's New York store rose 9% in the third quarter and 10% in the year-to-date, while comparable branch store sales increased 18% in the third quarter and 15% in the year-to-date. Sales growth resulted from a higher number of transactions and a higher average transaction size, and was generated by both local-resident consumers as well as foreign tourists. U.S. Retail sales also benefited from strong sales performance in new stores opened in 1995 in White Plains, New York and Short Hills, New Jersey.

Direct Marketing sales rose slightly in the third quarter and declined 1% in the year-to-date. Corporate sales declined 3% and 6% in the third quarter and year-to-date, reflecting continued cautious spending by the corporate division's customers. Catalog sales rose 6% in the third quarter and 11% in the year-to-date.

International Retail sales increased 19% in the third quarter and rose 24% in the year-to-date. Comparable store sales in Japan (the Company's largest international market) increased 11% in local currency in both the third quarter and year-to-date. Retail sales growth was also achieved in other Asia-Pacific markets and in Europe. Year-to-date International Retail sales growth also benefited from the translation effect of a weak U.S. dollar on sales made in foreign currencies, especially in Japanese yen.

The Company's reported sales and earnings results benefit from a strengthening Japanese yen and are adversely affected by a strengthening U.S. dollar. The Company maintains a foreign currency hedging program for merchandise purchase transactions initiated from Japan in order to reduce the potential negative impact on the Company's financial results of a significant strengthening of the U.S. dollar against the yen. The Company's pretax expense related to its hedging program was $244,000 in 1995's third quarter and $734,000 in the year-to-date, compared with $271,000 and $637,000 in the corresponding 1994 periods.

Gross margins  (gross profit as  a percentage  of net sales)  of 53.6%  in the third quarter and 52.5% in the year-to-date were above prior year levels, reflecting favorable shifts in sales mix toward the Company's retail businesses, particularly in Japan, that achieve gross margins above the Company's average.

Operating expenses (selling, general and administrative expenses and the provision for uncollectible accounts) increased 22% in the third quarter and rose 20% in the year-to-date over the corresponding 1994 periods. The increases were largely due to: incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program; sales-related variable expenses (including fees paid to department stores in Japan); the third-quarter launch of the Company's new fragrance; the adoption of SFAS No. 121 (see Note 5 to consolidated financial statements); and, in the year-to-date, the effect of a weakened U.S. dollar on the translation of overseas operating expenses into U.S. dollars.

As discussed in Notes 4 and 5 to consolidated financial statements, the Company's adoption of SFAS 121 in the third quarter of fiscal 1995 resulted in a pretax charge of $2.5 million in the third quarter which is included in Selling, General and Administrative expenses; the restructuring of its watch assembly operations in the third quarter of fiscal 1995 resulted in the recognition of a pretax gain of $2.3 million which is included in Other Expenses, net.

The above factors led to net income in the third quarter increasing 33% to $6,274,000, or $0.39 per share, and in the year-to-date increasing 37% to $13,742,000, or $0.86 per share.

FINANCIAL CONDITION

Management believes that the Company's financial condition at October 31, 1995 provides sufficient liquidity and resources to support current business activity and planned expansion. Working capital and the current ratio were $244,227,000 and 2.2:1 at October 31, 1995 compared with $237,336,000 and
2.4:1 at January 31, 1995. Inventories (representing the largest component of the Company's working capital and assets) at October 31, 1995 were 20% higher than at January 31, 1995, due to merchandise purchases to support seasonal sales growth, new stores and expanded product offerings. Inventory turnover was 1.0 times at October 31, 1995 and 0.9 times at January 31, 1995. The Company's objective is to continue to improve inventory performance through: refinement of replenishment systems; merchandising management's focus on the specialized disciplines of product development, assortment planning and inventory management; improving the presentation and management of display inventories in each store; and assortment editing by product category.

Capital expenditures were $21,323,000 in 1995's year-to-date, compared with $12,581,000 in the corresponding 1994 period. The increase was related to the opening and/or renovation of retail stores, as well as relocations and/or renovations of certain administrative and manufacturing facilities. On the basis of current expansion plans, the Company expects that capital expenditures in fiscal 1995 will be approximately $30,000,000, compared with $18,977,000 in fiscal 1994.

The Company incurred a net cash outflow from operating activities of $4,127,000 in 1995's year-to-date, compared with an inflow of $839,000 in 1994's year-to-date. Net-debt (short-term borrowings and long-term debt, less cash and short-term investments) and the ratio of net-debt to total capital (net-debt and stockholders' equity) was $143,798,000 and 38% at October 31, 1995, compared with $117,878,000 and 35% at January 31, 1995. In addition, the Company had a long-term trade payable of yen 2,750,000,000 ($26,975,000) at October 31, 1995 and yen 2,750,000,000 ($27,591,000) at January 31, 1995,
which relates to certain merchandise repurchased in 1993 as part of the Company's realignment of its Japan business and is payable to Mitsukoshi Ltd. on or before February 28, 1998. It is management's goal, on an annual basis, to improve inventory turnover and generate excess cash flow to reduce the ratio of net-debt to total capital.

The Company's sources of working capital are internally generated cash flow and funds available under a five-year, $130,000,000 multicurrency revolving credit facility established in June 1995, which replaced a $100,000,000 revolving credit facility and a yen 2,500,000,000 ($28,275,000) line of credit. Management anticipates that internally generated funds and funds available under the new facility will be sufficient to support the Company's planned worldwide business expansion, as well as seasonal working capital increases typically required during the third and fourth quarters of each year.

In August 1995, the Company entered into a lease agreement for a 270,000 square foot distribution, office and manufacturing facility that will consolidate its existing New Jersey facilities. Under the terms of the agreement, the Company's operating lease commitment will approximate $3,600,000 annually over a 12-year period expected to commence in late 1996.

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

                   27    Financial Data Schedule (SEC/EDGAR only).

             (b)   Reports on Form 8-K

                   None.

                                        SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TIFFANY & CO.
                                          (Registrant)


Date: December 13, 1995             By:   /s/ James N. Fernandez
                                          James N. Fernandez
                                          Senior Vice President - Finance
                                          and Chief Financial Officer
                                          (principal financial officer)

                                         EXHIBIT INDEX



Exhibit                                               Sequentially
Number                                                Numbered Page

        11          Statement re Computation of         15
                    Per Share Earnings

        27          Financial Data Schedule             --
                    (submitted to SEC only)


              Item 6.                        TIFFANY & CO. AND SUBSIDIARIES
              EXHIBIT 11             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                                                      (Unaudited)
                                          (in thousands, except per share data)

                                                                         For The                 For The
                                                              Three Months Ended       Nine Months Ended
                                                                     October 31,              October 31,
                                                                1995        1994        1995        1994
                                                            --------    --------     --------    --------
              PRIMARY EARNINGS PER SHARE:

              Net income on which primary
                 earnings per share are based                $ 6,274     $ 4,720     $13,742     $10,046
                                                            ========    ========     ========    =======

              Weighted average number of
               common shares                                  15,810      15,682      15,764      15,673

                Add:
                  Weighted average effect of the
                  exercise of stock options                      394         280         234         203
                                                            --------    --------     --------    --------
              Weighted average number of shares on
               which primary earnings are based               16,204      15,962      15,998      15,876
                                                            ========    ========     ========    ========
              Primary net income per common share            $  0.39     $  0.30     $  0.86     $  0.63
                                                            ========    ========     ========    ========

              FULLY DILUTED EARNINGS PER SHARE:

              Net income on which primary earnings
                 per share are based                          $ 6,274     $ 4,720     $13,742     $10,046

                Add:
                 Interest and fees on convertible
                 subordinated debt, net of
                 applicable income taxes                         428        428        1,298       1,416
                                                            --------    --------     --------    --------
               Net income on which fully diluted
                earnings per share are based                 $ 6,702     $ 5,148     $15,040     $11,462
                                                            ========    ========     ========    ========
              Weighted average number of common
                shares used in calculating
                fully diluted earnings per share              16,213      15,991      16,165      15,980

                Add:
                 Shares assumed upon conversion
                 of convertible debt, using the
                 "if converted" method                           893         893         893         893
                                                            --------    --------     --------    --------
              Weighted average number of shares
                used in calculating fully diluted
                earnings per share                            17,106      16,884      17,058      16,873
                                                             ========    ========     ========    ========






              Fully diluted net income per common share      $  0.39     $  0.30     $  0.86     $  0.63
                                                             ========    ========     ========    ========

              NOTE:   In  anticipation of  the 6  3/8%  Convertible Subordinated  Debenture's  dilutive  effect in
                      the fourth  quarter, fully diluted earnings per   share reflects the weighted average number
                      of  common  shares outstanding under the  "if converted" method which assumes  conversion as
                      of the   bond issuance date of  the   Debentures. Since the "if   converted" method  had the
                      effect of  increasing fully diluted   earnings per share  (anti-dilutive) for  the three and
                      nine  months ended  October 31,  1995 and  1994, primary  earnings  per share  was used  for financial statement purposes.