Form 10-K405
period 1996-01-31
TIFFANY & CO
filed 1996-04-08
CIK 98246

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

FOR THE FISCAL YEAR ENDED JANUARY 31, 1996        COMMISSION FILE NUMBER: 1-9494

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

                                Yes  X    No
                                    ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                            ------------------------

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING. As of March 25, 1996 the aggregate market value of voting stock held by non-affiliates was $741,147,994.23. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters below.

                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 16,157,179 shares of Common Stock outstanding as of March 25, 1996.

                            ------------------------

     The following documents are incorporated by reference into this Annual
Report on Form 10-K: Registrant's Annual Report to Stockholders for the Fiscal Year Ended January 31, 1996 (Parts I, II and IV) and Registrant's Proxy
Statement Dated April 8, 1996 (Part III).
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

    Industry segment information is not provided because the Registrant operates in a single industry segment: retail and wholesale distribution of fine jewelry, gift and fashion accessory items. Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1996 (Footnote Q. "Foreign Operations") is the Registrant's geographic segment information for the fiscal years ended January 31, 1996, 1995 and 1994.

    (c) Narrative description of business.

    As used below, the terms "Fiscal 1993", "Fiscal 1994" and "Fiscal 1995" refer to the fiscal years ended on January 31, 1994, 1995 and 1996, respectively.

                                    Products

    Registrant's principal product categories are fine jewelry, timepieces, sterling silverware, china, crystal, stationery, writing instruments, fragrance, leather goods, scarves and ties.

    Registrant offers an extensive selection of fine jewelry at a wide range of prices. In Fiscal 1993, 1994 and 1995, approximately 65%, 67% and 70%, respectively, of Registrant's net sales were attributable to jewelry. See Merchandise Purchasing, Manufacturing and Raw Materials below. Designs are developed by employees, suppliers, independent designers and independent "name" designers. See Designer Licenses below.

    TIFFANY & CO. brand watches and clocks as well as other brands of watches are sold. The range of TIFFANY & CO. brand sterling silver merchandise includes flatware, hollowware (tea and coffee services, bowls, cups and trays), trophies, key holders, picture frames and desk accessories. Crystal, glassware, china and other tableware, is sold under the TIFFANY & CO. trademark, as well as the trademarks of well-known manufacturers. Custom engraved stationery, writing instruments, handbags, wallets, scarves, men's ties and


                                                                      - PAGE 2 -
fashion accessories are sold under the TIFFANY & CO. trademark. Fragrance products are sold under the trademarks TIFFANY, TRUESTE, and TIFFANY FOR MEN.

                           Distribution and Marketing

Channels of Distribution

    Registrant sells through three channels of distribution, and reports its sales as follows:

         U.S. Retail consists of retail sales from stores in the United States and wholesale sales to selected independent retailers in the Americas. See U.S. Retail below;

         Direct Marketing consists of sales in the United States through a staff of specialized sales personnel who concentrate on business clients, and sales through direct mail catalogs. See Direct Marketing below; and

         International Retail consists of both retail and wholesale sales to customers located outside the Americas. See International Retail below.

U.S. Retail

    The Fifth Avenue store in New York accounts for the largest portion of the Company's sales and is the focal point for marketing and public relations efforts. Approximately 21%, 19% and 17% of total Company net sales for Fiscal 1993, 1994 and 1995, respectively, were attributable to the New York store's retail sales. Management believes that the New York retail store will continue to account for a substantial portion of the Company's sales. Approximately 32,450 gross square feet in the New York building are devoted to retail selling.

    Prior to September 1963, when the first branch store was opened in San Francisco, the New York store was Tiffany's sole retail location in the United States. Since that time, branch stores have been opened in the following cities:
Houston (1964), Beverly Hills (1964), Chicago (1966), Atlanta (1969), Dallas
(1982), Boston (1984), Costa Mesa (1988), Vienna, Virginia (Washington D.C.
area) (1990), Philadelphia (1990), Palm Beach (1991), San Diego (1992), Honolulu
(1992), Troy, Michigan (1992), Bal Harbour (1993), Maui, Hawaii (1994), Oak Brook, Illinois (1994), Short Hills, New Jersey (1995), White Plains, New York
(1995), and King of Prussia, Pennsylvania (1995). The Beverly Hills branch store was relocated to larger quarters in 1990, as were the San Francisco and Houston branches



- - PAGE 3 -
in 1991. Each of the 20 U.S. branch stores displays a representative selection of merchandise but none maintains the extensive selection carried by the New York store. Management currently contemplates the opening of new branch stores in major United States cities at the rate of approximately three per year. Lease agreements to open a branch in Chevy Chase, Maryland and to move to a larger location in Chicago, Illinois have been entered into and, subject to completion of construction, Registrant expects to open for business in Chevy Chase in May, 1996 and to relocate its store in Chicago in October, 1997. See Item 2. Properties below for further information concerning U.S. Retail store leases. United States branch stores range in size from approximately 1,600 to 16,000 gross square feet and total approximately 204,000 gross square feet devoted to retail purposes. Historically, an average of approximately 45% of the floor space in each branch store has been devoted to retail selling. Newer stores are designed to devote approximately 60% of total floor space to retail selling.

    Tiffany sells jewelry, watches, tableware and other products at wholesale to approximately 200 United States independent retail locations (exclusive of locations which sell TIFFANY fragrance products but not other TIFFANY & CO. products). Selected merchandise is provided to these accounts at wholesale prices that allow traditional retail jewelry mark-ups.

    TIFFANY, TRUESTE and TIFFANY FOR MEN brand fragrance products are sold in Registrant's own stores, through its Direct Marketing channel of distribution and through wholesale distribution in the U.S. and many overseas markets. TIFFANY, TRUESTE and TIFFANY FOR MEN products are now available in approximately 2,570 retail locations in the United States and abroad.
Chanel, Inc. sells fragrance concentrates to Tiffany. A subsidiary of Chanel, Inc. provides production, packaging, warehousing, accounting and U.S. distribution services. Tiffany retains control of marketing and promotion and owns all fragrance product inventories and receivables.


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

    Tiffany also distributes catalogs of selected merchandise to its proprietary list of mail and telephone customers and to mailing lists rented from third parties. Four seasonal SELECTIONS(R) catalogs are published, supplemented by COLLECTIONS and other catalogs. The following table sets forth certain data with respect to mail order operations for the periods indicated:

                                                    Fiscal Years Ended January 31,

                                                      1994       1995       1996
                                                      ----       ----       ----
Number of names on catalog mailing list
at year-end (consists of customers who
purchased by mail or telephone prior to
the applicable date):                              535,307    595,165    662,000

Total catalog mailings during fiscal year
(in millions):                                        14.1       15.0       17.5

Total mail or telephone orders received
during fiscal year:                                210,379    239,485    258,879

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


- - PAGE 5 -

                            International Locations

                 LOCATIONS OPERATED BY REGISTRANT'S SUBSIDIARIES
FREE-STANDING STORES                                  JAPAN: MITSUKOSHI DEPARTMENT STORES

London, England                                       Tokyo (Nihombashi)           Takamatsu
Munich, Germany                                       Tokyo (Shinjuku)             Matsuyama
Zurich, Switzerland                                   Tokyo (Shinjuku) +           Hirakata
Frankfurt, Germany                                    Tokyo (Ginza)                Kobe
Milan, Italy (Faraone)                                Tokyo (Ikebukuro)            Nagoya (Hoshigaoka)
Florence, Italy (Faraone)                             Yokohama                     Nagoya (Sakae)
Hong Kong (Peninsula Hotel)                           Sendai                       Niigata
Hong Kong (Landmark Center)                           Sapporo                      Chiba
Taipei, Taiwan                                        Osaka                        Kagoshima
Singapore (Raffles Hotel)                             Kurashiki                    Okinawa
Singapore (Ngee Ann City)                             Hiroshima
Toronto, Canada
Sydney, Australia                                     + (Accessories Boutique)

JAPAN: NON-MITSUKOSHI DEPARTMENT STORES
Kawasaki, (Saikaya Department Store)                  JAPAN: OTHER MITSUKOSHI LOCATIONS
Kokura, (Izutsuya Department Store)                   (NON-DEPARTMENT STORE LOCATIONS)
Kumamoto, (Tsuruya Department Store)                  Hilton Hotel, Nagoya, Japan
Kyoto, (Daimaru Department Store)                     Hotel Okura, Kobe, Japan
Hamamatsu, (Matsubishi Department Store)              Tokyo Bay Hotel, Tokyo, Japan
Oita, (Tokiwa Department Store)                       Royal Hotel, Osaka, Japan
Osaka (Shinsaibashi), (Daimaru Department Store)      Nagano, Japan (Specialty Store)
Osaka (Umeda), (Daimaru Department Store)             Fukuoka, Japan (Specialty Store)
Sagamihara (Isetan Department Store)                  Kanazawa, Japan (Specialty Store)
                                                      The Landmark, Yokohama, Japan
OTHER DEPARTMENT STORE LOCATIONS
Hong Kong (Sogo Department Store)
Kaohsiung, Taiwan (Hanshin Department Store)
Taipei, Taiwan (Sogo Department Store)

LOCATIONS OPERATED BY LOTTE TRADING CO., LTD.          LOCATIONS OPERATED BY MITSUKOSHI LIMITED AND AFFILIATES

Lotte World Department Store, Seoul (Duty-free)        DEPARTMENT STORE LOCATIONS
Lotte Department Store, Seoul (Duty-free) (Duty-paid)  Taipei, Taiwan
Hotel Lotte, Seoul (Lobby boutique) (Duty-free)        Tokyo (Nihombashi), Japan (Faraone)
Hotel Paradise, Pusan (Duty-free)                      Tokyo (Shinjuku), Japan (Faraone)
Hotel Lotte, Pusan (Duty-free)(Duty-paid)              Sapporo, Japan (Faraone)
                                                       Matsuyama, Japan (Faraone)

                                                       NON-DEPARTMENT STORE LOCATIONS
                                                       Moana Surfrider Hotel, Honolulu, Hawaii
                                                       Tumon Sands Plaza, Guam

LOCATIONS OPERATED BY OTHER THIRD PARTIES
DFS Australia
DFS Saipan
DFS Singapore
DFS Taiwan

Central JTC, Bangkok, Thailand
Mohammed bin Masaood & Sons, Abu Dhabi, U.A.E.
Plaza Indonesia, Jakarta, Indonesia
Rustan's Department Store, Manila, Philippines
Rustan's Tower, Manila, Philippines


                                                                      - PAGE 6 -

    The preceding listing does not include international "trade accounts", i.e. non-U.S. retailers to which TIFFANY & CO. or FARAONE brand merchandise is sold on a wholesale basis, but which do not operate a dedicated TIFFANY & CO. or FARAONE boutique within their respective stores.

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

    On June 12, 1993, Registrant, through its affiliated companies, entered into an agreement (the "93 Agreement") to realign its business relationship with Mitsukoshi. Under the 93 Agreement, Registrant's wholly owned subsidiary, Tiffany & Co. Japan Inc. ("Tiffany-Japan") assumed merchandising and marketing responsibilities in the operation of TIFFANY & CO. boutiques previously operated by Mitsukoshi in its stores and other locations in Japan. The changeover in responsibilities from the Distribution Agreement to the 93 Agreement occurred during the month of July 1993. Tiffany-Japan now provides merchandising and marketing management and owns substantially all merchandise held for sale in the boutiques. Mitsukoshi provides and maintains boutique facilities, staffs the boutiques with retail employees and assumes credit and certain other risks. Tiffany-Japan pays Mitsukoshi fees aggregating 27% of net retail sales made in such boutiques. Tiffany-Japan also pays Mitsukoshi an incentive fee of 5% of the amount by which boutique sales increase year-to-year, calculated on a per-boutique basis. In Tokyo, TIFFANY & CO. boutiques may be established only in Mitsukoshi's stores and TIFFANY & CO. brand jewelry may be sold only in such boutiques, or in a "flagship store" (see below). The mutual obligations described in this paragraph will expire on October 15, 2001.

    In Fiscal 1993, 1994 and 1995, Mitsukoshi's wholesale purchases from Tiffany constituted, respectively, 7%, 3% and 2% of Registrant's net sales. Under the 93 Agreement, Mitsukoshi no longer purchases TIFFANY & CO. merchandise for sale in Japan. Instead, Mitsukoshi acts for Tiffany-Japan in the sale of merchandise owned by Tiffany-Japan and Registrant recognizes as revenues the retail price charged to the ultimate consumer in Japan. Tiffany-Japan holds inventories for sale, establishes retail prices, bears the risk of currency fluctuations, provides one or more brand managers in each boutique, controls merchandising and display within the boutiques, manages inventory and controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise.



- - PAGE 7 -

    Because the inventory repurchased and to be repurchased by Tiffany from Mitsukoshi was previously sold by Tiffany to Mitsukoshi, Registrant reversed the sales and related gross profit associated with the repurchase. Accordingly, in 1993 Registrant established a $57.5 million reserve, representing the provision for product returns; this reduced net income in Registrant's second fiscal quarter ended July 31, 1993 by approximately $32.7 million, or $2.07 per share. The establishment of this reserve resulted in a net loss in such second quarter and in Fiscal 1993. Registrant's carrying value of the inventory purchased from Mitsukoshi is lower than the purchase price paid by Mitsukoshi because of the reversal of such gross profit. The majority of inventories of saleable TIFFANY & CO. merchandise owned by Mitsukoshi have been repurchased by Tiffany-Japan. In addition, as of January 31, 1996 approximately (Y) 2.7 billion ($25.0 million) of TIFFANY & CO. inventory must be repurchased by Tiffany through the period ending February 28, 1998. The price for inventories to be repurchased by Tiffany is payable in Japanese yen. Mitsukoshi agreed to accept a deferred payment in respect of (Y)2.8 billion ($25.8 million) of the purchase price to be paid by Tiffany for inventory already repurchased. This amount was prepaid in full on February 15,1996. All other amounts payable by Tiffany for inventory repurchased pursuant to the 93 Agreement must be paid 40 days following receipt of inventory.

    Under separate agreements, Mitsukoshi operates four FARAONE boutiques in Mitsukoshi stores in Japan, a TIFFANY & CO. boutique in its department store in Taipei, and TIFFANY & CO. boutiques in Honolulu and on the island of Guam. Tiffany sells merchandise to Mitsukoshi for resale in these boutiques on a wholesale basis.

    Under the 93 Agreement, Tiffany-Japan reserved the right to make TIFFANY & CO. brand jewelry available for sale in Tokyo in a single "flagship store", i.e., a TIFFANY & CO. store not located within a larger department store; however, Tiffany-Japan was required to offer to Mitsukoshi the opportunity to participate in the capitalization and ownership of a corporation which would operate the flagship store. In lieu of forming such a corporation, Mitsukoshi, Tiffany and Tiffany-Japan entered into an Agreement dated February 23, 1996 (the "FSS Agreement") governing the operation of a 7,700 square foot TIFFANY & CO. store in premises (the "Premises") located in Tokyo's Ginza shopping district (the "Flagship Store"). The FSS Agreement will expire on September 30, 2001. The Premises are leased by a third party to Tiffany-Japan for a fixed annual rental and subleased by Tiffany-Japan to Mitsukoshi on a percentage-of-sales basis (the "Sublease"). Tiffany-Japan is obligated to complete, at its cost, all necessary improvements to equip the Premises, deliver the Premises to Mitsukoshi and bear all costs of operating the Premises. The Flagship Store is expected to open in May 1996. Under the FSS Agreement, Tiffany-Japan selects and furnishes its own merchandise for display in the Flagship Store, prices the merchandise for retail sale, bears all risk of loss until the merchandise is sold to a customer and determines all issues of display, packaging, signage and advertising. Mitsukoshi acts for Tiffany-Japan in the sale of the merchandise, collects and holds the sales proceeds, makes credit available to customers, bears all credit losses and provides its point-of-sale transaction processing system (the "POS System"). Tiffany-Japan provides all necessary staff other than ten employees to be provided by Mitsukoshi. After compensating Tiffany-Japan on a percentage-of-sales basis



                                                                      - PAGE 8 -
for rent and staffing, Mitsukoshi will retain 8.3% of net sales for most sales transactions in the Flagship Store. Management of the Flagship Store, other than with respect to the POS System, is the responsibility of Tiffany-Japan.

    In 1989, Mitsukoshi purchased from General Electric Capital Corporation ("GECC"), 1,500,000 shares of Registrant's Common Stock. As of March 25, 1996, Mitsukoshi owned 2,135,000 shares, or 13.2% of the Registrant's Common Stock.

    In 1992, Registrant assumed the operation of four TIFFANY & CO. boutiques previously operated by Mitsukoshi in third party department stores in Japan. Registrant now operates nine boutiques in Japan in non-Mitsukoshi department stores.

    Mr. Yoshiaki Sakakura, Chairman and Chief Executive Officer of Mitsukoshi, was appointed a director of the Registrant on November 15, 1989, and will continue to serve as a director if elected by Registrant's stockholders at their annual meeting scheduled to be held on May 16, 1996.

    Wholesale distribution of TIFFANY & CO. jewelry and/or watches is also made through independent distributors in Australia, Europe, Indonesia, Japan, Korea, the Middle East, the Philippines, Saipan, Singapore, Taiwan and Thailand.

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

    Company-operated international TIFFANY & CO. stores and boutiques range in size from approximately 500 to 13,000 gross square feet and total approximately 134,000 gross square feet devoted to retail purposes.

    In October 1989, Registrant completed the purchase of a controlling interest in the parent corporation of Faraone, S.p.A. ("Faraone"), a manufacturing jeweler which operates retail jewelry stores under the FARAONE tradename in Milan and Florence and offers its products at wholesale to other retailers in Europe and through Mitsukoshi-operated FARAONE boutiques in Japan. Faraone also offers TIFFANY & CO. products in its stores and through its wholesale distribution, and FARAONE products are offered in TIFFANY & CO. stores in Europe and the United States.



- - PAGE 9 -

    Registrant expects to continue to open stores in locations outside the United States. However, the timing and success of this program will depend upon many factors, including Registrant's ability to obtain suitable retail space on satisfactory economic terms and the extent of consumer demand for TIFFANY & CO. products in overseas markets. Such demand varies from market to market and is positively affected by Tiffany's established reputation. On the other hand, consumers in some markets, such as Europe, are not as familiar with TIFFANY & CO. products as are consumers in Japan, where Tiffany has had a retail presence since 1972. TIFFANY & CO. boutiques have now been installed in all current Mitsukoshi department stores in Japan. Future expansion in Japan will, to some extent, be dependent upon Mitsukoshi establishing new department stores. However, under its agreement with Mitsukoshi, Tiffany has retained certain rights so that it may undertake further development in Japan on its own initiative, and Tiffany also operates and plans to operate additional boutiques in stores other than Mitsukoshi in locations outside of Tokyo.

    The following chart details the growth in the Company's stores and boutiques since fiscal 1987 on a worldwide basis:

                                                  Worldwide Retail Locations
- ---------------------------------------------------------------------------------------------------------------------------
                           Registrant's Subsidiary Companies                                   Independent
              -------------------------------------------------------------            ------------------------
                  North America and Europe                         Asia-Pacific and Middle East
              --------------------------------        ---------------------------------------------------------
 End of
Fiscal:       U.S.        Canada        Europe        Japan       Elsewhere            Mitsukoshi        Others       Total
- -------       ----        ------        ------        -----       ---------            ----------        ------       -----
  1987          8           0             2             0             0                    21              0            31
  1988          9           0             3             0             1                    21              0            34
  1989          9           0             5             0             2                    24              0            40
  1990         12           0             5             0             3                    27              0            47
  1991         13           1             7             0             4                    38              2            65
  1992         16           1             7             7             4                    36              4            75
  1993         16           1             6            37             5                     8              6            79
  1994         18           1             6            37             7                     8              7            84
  1995         21           1             6            38             9                     7              14           96




                                                                     - PAGE 10 -

                           Advertising and Promotion

    Tiffany regularly advertises its business, primarily in newspapers and magazines. Cooperative advertising funds are received from certain merchandise vendors and the Company also provides its domestic and international third-party distributors with cooperative advertising funds. In Fiscal 1993, 1994 and 1995, Tiffany spent approximately $18.1 million, $21.8 million and $24.6 million, respectively, on worldwide advertising, net of amounts contributed by vendors to Tiffany, but inclusive of cooperative advertising funds contributed by Tiffany to third party distributors.

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

                                   Trademarks

    The designations TIFFANY(R) and TIFFANY & CO.(R) are the principal trademarks of Tiffany, as well as serving as tradenames. Tiffany has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO. for a variety of product categories in the United States and in other countries. Over the years, Tiffany has maintained a program to protect its trademarks and has instituted legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products. Tiffany has been generally successful in such actions and management considers that its United States trademark rights in TIFFANY and TIFFANY & CO. are strong. However, use of the designation TIFFANY by third parties (often small companies) on unrelated goods or services, frequently transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action. Despite the general fame of the TIFFANY and TIFFANY & CO. name and mark for the Company's products and services, Tiffany does not claim to be the sole person entitled to use the name TIFFANY in every category in every country of the world; third parties have registered the name TIFFANY in the United States in the food services category, and in a number of foreign countries in respect of certain product categories (including, in a few countries, the categories of fragrance, cosmetics, jewelry, eyeglass frames, clothing and tobacco products) under circumstances where Tiffany's rights were not sufficiently clear under local law, and/or



- - PAGE 11 -
where management concluded that Tiffany's foreseeable business interests did not warrant the expense of litigation.

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

    The designs of Ms. Peretti accounted for 14%, 12% and 13% of Tiffany's net sales in Fiscal 1993, 1994 and 1995, respectively. Merchandise designed by Ms. Picasso accounted for 5% of Tiffany's net sales in Fiscal 1993 and 1994 respectively, and 4% of net sales in Fiscal 1995. Registrant's operating results could be adversely affected were it to cease to be a licensee of one or more of these designers or should its degree of exclusivity in respect of their designs be diminished.

             Merchandise Purchasing, Manufacturing and Raw Materials

    Merchandise offered for sale by Tiffany is supplied from the Company's workshops in New York City and Pelham, New York; Parsippany, New Jersey; Attleboro, Massachusetts; Salem, West Virginia; Paris, France; and Milan, Italy and through purchases and consignments from others. The following table shows Tiffany's sources of merchandise, based on cost, for the periods indicated:

                                               Fiscal Years Ended January 31,

                                               1994         1995         1996
                                               ----         ----         ----
Produced by Tiffany                             27%          26%          20%
Purchased from others                           73           74           80
Total                                          100%         100%         100%

Approximately 34% of the merchandise purchased from others in Fiscal 1995 was manufactured outside the United States.



                                                                     - PAGE 12 -

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

    Diamond jewelry accounted for approximately 23%, 22% and 22% of Tiffany's net sales for Fiscal 1993, 1994 and 1995, respectively. Tiffany does not purchase uncut diamonds and does not anticipate any material adverse change in the availability of cut and polished diamonds in general. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Central Selling Organization (the "CSO"), a marketing arm of De Beers Centenary AG, a Swiss corporation. The CSO has traditionally controlled the marketing of approximately 70-80% of the world's supply of uncut diamonds and sells uncut diamonds to worldwide diamond cutters from its London office approximately 10 times a year in quantities and at prices determined in its sole discretion. Tiffany does not purchase diamonds directly from the CSO. The availability and price of diamonds to the CSO and Tiffany's suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, such as South Africa (which currently accounts for approximately 10% of the world diamond output), Australia, Brazil, Botswana, the former Soviet Union and Zaire, and on the continuance of the prevailing supply and marketing arrangements for uncut diamonds. Sustained interruption in the supply of uncut diamonds from the producing countries could adversely affect Tiffany and the retail jewelry industry as a whole.

    Finished jewelry is purchased from more than 150 manufacturers, most of which have long-standing relationships with Tiffany. Tiffany believes that there are alternative sources for most jewelry items; however, due to the craftsmanship involved in certain designs, Tiffany would have difficulty in finding readily available alternatives in the short term.

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

    As Registrant's sales have grown, management has increasingly begun to focus its attention on merchandise supply issues and has acquired additional merchandise manufacturing capabilities. In Fiscal 1989, the Company completed the acquisition of the assets and business and assumed certain liabilities of Howard H. Sweet & Son, Inc., a manufacturer of gold and silver jewelry and chains located in Attleboro, Massachusetts



- - PAGE 13 -

("Sweet"). Tiffany operates the Sweet business as a separate subsidiary under the name and trademark HOWARD H. SWEET & SON. In Fiscal 1990, Tiffany acquired the assets and business of McTeigue & Co., a manufacturer of gold jewelry. In Fiscal 1991 Tiffany completed the acquisition of the business of the late Camille Le Tallec. Located in Paris, this workshop decorates hand-painted tableware and operates a modest retail shop under the Le Tallec name. In Fiscal 1992, Tiffany acquired the assets and business of Judel Glassware Co., Inc., which produces crystal glassware in Salem, West Virginia. In Fiscal 1995, the Company restructured its watch operations in Switzerland by divesting its watch assembly operation and contracting with the purchaser of such operation for the continued production of watches. It also consolidated certain New York jewelry manufacturing operations into a leased facility in Pelham, New York. Registrant may seek additional manufacturing capacity in certain key product categories, although there are no current plans to do so.

                                   Competition

    Registrant is faced with substantial competition in all areas in which it is active, in most cases from companies that provide competition for only a portion of its diverse lines of merchandise. Competitors and the intensity of competition vary across product lines, geographic locations and channels of distribution. In the United States, TIFFANY & CO. retail stores must compete with jewelers and other retailers whose international reputations for style, integrity and expertise are also well established. Tiffany must also compete with jewelers and other retailers who compete primarily on the basis of price. However, while price promotion is common in the jewelry industry, Tiffany does not compete through price promotion but rather on the basis of value -- the quality of its products and designs -- and the service provided by its store personnel.

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

    In direct marketing, the TIFFANY & CO. reputation and diverse product line are believed to be favorable competitive factors; nonetheless, highly competitive conditions prevail. A growing number of direct sellers compete for access to the same mailing lists of known purchasers of luxury goods, and mailing and production costs are increasing. In marketing to businesses, Tiffany faces numerous competitors who sell a wide variety of products. Although Tiffany offers products retailing at a wide range of price points, in marketing to businesses, Tiffany often must compete with competitors who offer a greater




                                                                     - PAGE 14 -
variety of merchandise with a per item price below $25. Tiffany chooses to offer a more limited selection within this price range in order to adhere to its established quality standards.

                                    Employees

    As of January 31, 1996, the Registrant's subsidiary corporations employed an aggregate of approximately 3,656 full-time and part-time persons. Of those employees, 3,164 were employed in the United States. Of Tiffany's total employees, approximately 1,274 persons are salaried employees, 412 are engaged in manufacturing and 1,503 are retail store personnel. None of the Company's employees is represented by a union. Registrant believes that relations with its employees are good.

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

    The initial lease term for the New York store building expired on October 31, 1994 and has been renewed for an additional five year term expiring on October 31, 1999. It may, subject to the terms of the lease, be renewed for four more successive terms of five years each. Basic rent for the building is $7.1 million per annum. That rate will remain effective until the expiration of the current five-year renewal term. If and when Tiffany exercises additional renewal terms, the basic rent will be increased by the greater of (i) a proportional increase in accordance with a consumer price index or (ii) the fair rental value of the property as determined by an appraisal proceeding. Although Tiffany is not privy to specific lease rates for comparable store leases in New York's Fifth Avenue shopping district near 57th Street, it has been reported that lease rates within the district are generally rising due to demand by other retailers. Accordingly, rent for the building may increase in 1999 by an amount in excess of the proportional increase in such consumer price index. Tiffany must also pay all costs of operating the building, including real property taxes, in addition to the basic rent.


- - PAGE 15 -

                            Customer Service Center

    Tiffany's distribution facility in Parsippany, New Jersey is 18 years old and consists of approximately 135,000 square feet of space devoted to warehousing, receipt and distribution of merchandise, order processing, silversmithing and offices. The initial term of the net lease covering this facility expires on May 31, 1997 and may be renewed thereafter for one renewal term of six months. The current basic rental is approximately $7.65 per square foot per annum. Tiffany also leases 51,000 square feet of warehouse space in Pine Brook, New Jersey, a town adjacent to Parsippany. That lease expires April 30, 1997. Management believes that its New Jersey distribution facilities are adequate but not optimal for efficient distribution of Tiffany's products. Tiffany also leases 29,227 square feet of office space in Parsippany to house its financial operations. The lease for that facility will expire on November 19, 1996 and the current annual base lease rate is $25.18 per square foot. To improve efficiency and provide room for future growth, in 1995 Tiffany entered into a lease of undeveloped property in Parsippany on which will be built a "Customer Service Center", a combined warehouse, distribution, light manufacturing, computing and office center (the "CSC"). The CSC will comprise approximately 269,000 square feet, of which approximately 96,000 square feet will be devoted to office and computer operations use. The CSC is now under construction and is scheduled to be fully complete and operable during the first half of 1997; all of Tiffany's New Jersey operations, other than retail stores, will be consolidated therein. On completion of construction and subject to the other conditions stated in the lease, the basic lease term will commence; it will expire on January 31, 2000. Subject to the conditions stated in the lease, Tiffany may thereafter extend the term of the lease for nine separate one year periods. The rental rate will be approximately $13.33 per square foot throughout the 12-year maximum term of the lease. Under the terms of a Construction Agency Agreement entered into by Tiffany with the landlord and subject to the conditions stated therein, Tiffany acts as landlord's agent for the purpose of constructing the CSC, is responsible for any costs incurred in excess of a fixed budget and will receive a credit against its lease rental obligation for any savings achieved. Under the terms of its lease, and subject to certain conditions stated therein governing the end of the lease term and Tiffany's obligation to pay specified costs and expenses, Tiffany has the right to purchase the CSC in each of years 1997 through 2009 for a scheduled purchase price that ranges from $37.5 to $27.8 million. Alternatively, if the CSC is sold to a third party for less than such scheduled purchase price, Tiffany would become liable for an end-of-term rental adjustment up to the amount of such deficiency (subject to a conditional maximum deficiency), and would, if the CSC is neither purchased by Tiffany nor sold to a third party, become liable for an end-of-term rental adjustment that would range from $37.5 to $24.6 million in years 1997 through 2009 depending on Tiffany's compliance with certain lease conditions. Registrant has guaranteed Tiffany's obligations under the CSC lease and the Construction Agency Agreement and provided certain financial covenants to landlord's lenders in support of such guaranty consistent with financial covenants provided to Registrant's bank lenders.


                   Branch and Subsidiary Retail Store Leases

    Set forth below is the expiration date for each of Tiffany's existing branch and subsidiary retail store leases (and, where applicable, optional renewal terms): Phipps Plaza Shopping Center, Atlanta, GA, July 31, 2000 (two five-year terms); Two Rodeo Drive, Beverly Hills, CA, October 7, 2005 (two five-year terms); Copley Place, Boston, MA, July 31, 2009 (two five-year terms); 715 North Michigan Avenue, Chicago, IL, September 30, 1997 (one 10-year term); South Coast Plaza, Costa Mesa, CA, January 31, 2004 (one five-year term); The Galleria, Dallas, TX, October 31, 1997 (one five-year term); Union Square, San Francisco, CA, October 29, 2006 (one 10-year term); Galleria Post Oak Shopping Center, Houston, TX, September 30, 2001 (one five-year term); The Mall at Short Hills, Millburn, NJ, August 30 2005 (one five-year term); 259 Worth Avenue, Palm Beach, FL, May 31, 2007 (two five-year terms); King of Prussia Plaza, Upper Merion Township, PA, October 30, 2005 (one five-year term); The Bellevue, Philadelphia, PA, November 16, 2005 (one five-year term); The Paladion, San Diego, CA, May 31, 2007; Fairfax Square, Vienna, VA, March 31, 2000 (two five-year terms); The Somerset Collection, Troy, MI, September 30, 2007; The Westchester, White Plains, NY, April 30, 2005 (one five-year term); Ala Moana Center, Honolulu, HI, January 31, 2000; Bal Harbour Shops, Bal Harbour, FL, May 31, 2003; Whalers Village, Maui, HI, July 31, 1999; Oakbrook Center, Oak Brook, IL, April 30, 2009 (two five-year terms); Chifley Tower, Sydney, Australia, January 31, 1999 (two five-year terms); 20 Goethestrasse, Frankfurt, Germany, January 31, 2001 (one 10-year term); 25 Old Bond Street, London, England, March 24, 2016; Residenzstrasse 11, Munich, Germany, June 30, 1998 (one four-year term); The Landmark, Hong Kong, October 31, 1997; The Peninsula, Kowloon, Hong Kong, February 28, 1997; Raffles Hotel, Singapore, September 15, 1997 (one three-year term); Regent Hotel, Taipei, Taiwan, October 6, 2000 (one five-year term); 85 Bloor Street, Toronto, Canada, October 15, 2006 (one seven-year term); Bahnhofstrasse 14, Zurich, Switzerland, September 30, 2000; and Ngee Ann City, Singapore, September 15, 1999 (one one-year term).

    In addition to the leases shown above, Tiffany has entered into a 10-year lease for a 6,000 square foot retail location at Chevy Chase Plaza, Chevy Chase, Maryland. Construction of the store commenced January, 1996 and is anticipated to be completed in May, 1996. Tiffany has also entered into a 15-year lease for a 15,295 square foot location to be constructed at 730 North Michigan Avenue, Chicago, Illinois. This new store will replace the existing store in Chicago located at 715 North Michigan Avenue following completion of construction. It is expected that the new store will open in October, 1997.

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


- - PAGE 17 -

ITEM 3. LEGAL AND ENVIRONMENTAL PROCEEDINGS

    Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany's business, including proceedings to protect its trademark rights, litigation instituted by persons alleged to have been injured upon premises within Registrant's control and litigation with present and former employees. Although litigation with present and former employees is routine and incidental to the conduct of Tiffany's business and any business employing significant numbers of U.S.-based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, Registrant believes that no litigation currently pending to which it or Tiffany is a party or to which its properties are subject will have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Registrant are:

NAME                           AGE       POSITION                                     YEAR JOINED TIFFANY
William R. Chaney              63        Chairman of the Board of Directors and       1980
                                         Chief Executive Officer

Michael J. Kowalski            44        President                                    1983

James E. Quinn                 44        Executive Vice President                     1986

Jeanne B. Daniel               40        Senior Vice President - Merchandising        1986

Patrick B. Dorsey              45        Senior Vice President - General Counsel      1985
                                         and Secretary

James N. Fernandez             40        Senior Vice President - Finance              1983
                                         and Chief Financial Officer


Fernanda K. Gilligan         49      Senior Vice President - Public Relations         1984

John R. Loring               56      Senior Vice President - Design Director          1979

Diana Lyne                   42      Senior Vice President - Marketing                1984

Thomas J. O'Neill            43      Senior Vice President - International            1985

John S. Petterson            37      Senior Vice President - Corporate Sales          1988

Dale S. Strohl               59      Senior Vice President - Operations               1984

Larry M. Segall              41      Vice President, Treasurer and Controller         1985

William R. Chaney. Mr. Chaney, Chairman and Chief Executive Officer of Tiffany since August 1984, joined Tiffany in January 1980 as a member of its Board. Prior to 1984 he served as an executive officer of Avon Products Inc. Mr. Chaney also serves on the board of directors of the Bank of New York.

Michael J. Kowalski. Mr. Kowalski was appointed President on January 18, 1996. He previously served as Executive Vice President from March 19, 1992, with overall responsibility in the following areas: merchandising, marketing, advertising, public relations and product design. He has held a variety of merchandising management positions since joining Tiffany in 1983 as Director of Financial Planning.

James E. Quinn. Mr. Quinn joined the Company in July 1986 as Vice President of branch sales for the Company's corporate sales operations. He was promoted to his current position as Executive Vice President responsible for all United States retail and corporate sales on March 19, 1992 and assumed responsibility for retail and corporate sales for the Americas in 1994. In January, 1996 his responsibilities were expanded to include Operations.

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

- - PAGE 19 -

Fernanda K. Gilligan. Mrs. Gilligan joined Tiffany in October 1984 as Director of Retail Marketing. She assumed her current responsibilities in January 1990.

John R. Loring. Mr. Loring has served as Design Director since joining Tiffany in 1979.

Diana Lyne. Ms. Lyne joined Tiffany in July 1984 as Director of Advertising. She assumed her current responsibilities in January 1990.

Thomas J. O'Neill. Dr. O'Neill joined Tiffany in February 1985 as a management associate. He assumed responsibility for sales in the Asia-Pacific region in March 1992. His responsibilities expanded to include sales in the Middle East in 1994, and all international sales in January, 1996.

John S. Petterson. Mr. Petterson joined Tiffany in 1988 as a management associate. He assumed his current responsibilities in May, 1995.

Dale S. Strohl. Mr. Strohl assumed his current responsibilities in September
1984.

Larry M. Segall. Mr. Segall joined Tiffany in 1985 as Controller. He was appointed Treasurer-Controller on January 21, 1993.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Registrant's Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 1994 were:

Fiscal 1994                                       High                    Low
First Fiscal Quarter                             $34.50                  $28.50
Second Fiscal Quarter                            $37.50                  $28.50
Third Fiscal Quarter                             $39.75                  $33.63
Fourth Fiscal Quarter                            $43.63                  $29.00

In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 1995 were:

Fiscal 1995                                       High                    Low
First Fiscal Quarter                             $34.50                  $29.00
Second Fiscal Quarter                            $38.88                  $31.38
Third Fiscal Quarter                             $46.00                  $38.25
Fourth Fiscal Quarter                            $55.75                  $43.88

         On March 25, 1996, the high and low selling prices quoted on such exchange were $54.88 and $53.75 respectively. On March 25, 1996 there were 2,255 record holders of Registrant's Common Stock.

         It is Registrant's policy to pay a quarterly dividend of $0.07 per share of Common Stock, subject to declaration of such dividend by Registrant's Board of Directors. In Fiscal 1994, dividends of $0.07 per share were paid on April 11, 1994, July 11, 1994, October 11, 1994 and January 10, 1995. In Fiscal 1995, dividends of $0.07 per share were paid on April 11, 1995, July 11, 1995, October 10, 1995 and January 10, 1996.

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

ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1996, page 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1996, pages 9-12.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1996, pages 14-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from Registrant's Proxy Statement dated April 8, 1996, pages 2-6.

- - PAGE 21 -

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from Registrant's Proxy Statement dated April 8, 1996, pages 8-19.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from Registrant's Proxy Statement dated April 8, 1996, pages 6-8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Registrant's Proxy Statement dated April 8, 1996, pages 14-15. See also Part I, Item 1. Distribution and Marketing, International Retail, above, for a discussion of Registrant's business relationship with Mitsukoshi Limited, a holder of in excess of 10% of Registrant's issued and outstanding Common Stock.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Documents Filed As Part of This Report:

1. Financial Statements:

Data incorporated by reference from
the 1995 Annual Report to Stockholders
of Tiffany & Co. and Subsidiaries:

Report of Independent Accountants
(following this Form 10-K)

Consolidated balance sheets
as of January 31, 1996 and 1995

Consolidated statements of operations
for the years ended January 31, 1996, 1995 and 1994

Consolidated statements of stockholders' equity for the years ended January 31, 1996, 1995 and 1994

Consolidated statements of cash flows
for the years ended January 31, 1996, 1995 and 1994

Notes to consolidated financial statements

2. Financial Statement Schedules:

         The following financial statement schedule should be read in conjunction with the consolidated financial statements incorporated by reference herein:

II.      Valuation and qualifying accounts and reserves.

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

3.2      By-Laws of Registrant (as last amended January 18, 1996).

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

- - PAGE 23 -

Exhibit  Description

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

Exhibit  Description

10.116 Credit Agreement dated as of June 26, 1995 by and among Registrant, Tiffany, Tiffany & Co. International, The Bank of New York, as Issuing Bank and as Swing Line Lender, The Bank of New York, as Arranging Agent and The Bank of New York as Administrative Agent. Incorporated by reference from Exhibit 10.116 filed with Registrant's Report on Form 10-Q for the fiscal quarter ended July 31, 1995 and dated September 13, 1995.

10.119 Amended and Restated Lease Agreement dated as of December 1, 1995, effective as of August 1, 1995, by and between First Fidelity Bank, National Association, not in its individual capacity, but solely as the trustee under that certain Trust Agreement 1995-1 dated as of July 1, 1995, as amended, as Owner-Lessor and Tiffany, as Lessee; Amended and Restated Construction Agency Agreement dated as of December 1, 1995, effective as of December 11, 1995, by and between Tiffany, as Agent, and First Fidelity Bank, National Association, a national banking association, not in its individual capacity but solely as trustee pursuant to a Trust Agreement 1995-1 dated as of July 1, 1995, as amended, as Owner; Agreement and Consent to Assignment dated as of December 1, 1995 among Registrant, Tiffany and Fleet National Bank of Connecticut, as Collateral Trustee; and Definition Appendix to the foregoing documents listed in this Exhibit 10.119.

10.120 Watch Supplier Agreement as of October 30, 1995 by and among Tiffany and Tiffany & Co. Watch Center S.A. and TWF SA.

10.121 Agreement as of February 23, 1996 among Mitsukoshi Limited, Tiffany-Japan Inc. and Tiffany.

11.1     Statement re Computation of Per Share Earnings.

13.1 Annual Report to Stockholders for Fiscal Year Ended January 31, 1996 (pages 8 through 27 of such Annual Report have been filed in electronic format).

21.1     Subsidiaries of Registrant.

23.1     Consent of Coopers & Lybrand L.L.P., independent accountants.

- - PAGE 25 -

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

10.60 Registrant's 1988 Director Stock Option Plan, as amended May 18, 1995, and form of Stock Option agreement.

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

Exhibit  Description

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

10.115 1994 Form of Split Dollar Life Insurance Agreement entered into by Tiffany and Company and certain Executive Officers including form of Assignment of Life Insurance Policy as Collateral and Rider No. 1 to 1994 Form of Split Dollar Life Insurance Agreement entered into by Tiffany and Company and certain Executive Officers. Incorporated by reference from Exhibit 10.115 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1995 and dated
         April 7, 1995.

REGISTRANT WILL FURNISH COPIES OF ANY OF THE FOREGOING EXHIBITS TO ANY REGISTERED HOLDER OF THE REGISTRANT'S COMMON STOCK UPON PAYMENT OF A FEE OF $.15 PER PAGE FURNISHED, WHICH FEE REPRESENTS REGISTRANT'S EXPENSES IN FURNISHING SUCH EXHIBIT.

(b)      Reports on Form 8-K.

         On January 22, 1996 Registrant filed a Report on Form 8-K reporting the appointment of Michael J. Kowalski to the position of President. The text of Registrant's announcement was included in the Report.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TIFFANY & CO.
                                                       (Registrant)


Date: April 8, 1996                                By: /s/ William R. Chaney
                                                       -------------------------
                                                       William R. Chaney
                                                       Chairman of the Board

- - PAGE 27 -

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                           By:    /s/ William R. Chaney
                                  ----------------------------------------
                                  William R. Chaney
                                  Chairman of the Board
                                  (principal executive officer) (director)



By:   /s/ James N. Fernandez                By:   /s/ Charles K. Marquis
      -----------------------------               -----------------------------
      James N. Fernandez                          Charles K. Marquis
      Senior Vice President-Finance               Director
      (principal financial officer)


By:   /s/ Larry M. Segall                   By:   /s/ James E. Quinn
      -----------------------------               -----------------------------
      Larry M. Segall                             James E. Quinn
      Vice President                              Executive Vice President
      (principal accounting officer)              (director)


By:   /s/ Jane A. Dudley                    By:   /s/ Yoshiaki Sakakura
      -----------------------------               -----------------------------
      Jane A. Dudley                              Yoshiaki Sakakura
      Director                                    Director


By:   /s/ Samuel L. Hayes, III              By:   /s/ William A. Shutzer
      -----------------------------               -----------------------------
      Samuel L. Hayes, III                        William A. Shutzer
      Director                                    Director


By:   /s/ Michael J. Kowalski               By:   /s/ Geraldine Stutz
      -----------------------------               -----------------------------
      Michael J. Kowalski                         Geraldine Stutz
      President                                   Director
      (director)

                        [COOPERS AND LYBRAND LETTERHEAD]


REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of Tiffany & Co.

Our report on the consolidated financial statements of Tiffany & Co. and Subsidiaries has been incorporated by reference in this Form 10-K from page 13 of the 1995 Annual Report to Stockholders of Tiffany & Co. and Subsidiaries. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                    Coopers & Lybrand LLP


New York, New York
March 6, 1996

                         TIFFANY & CO. AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

- --------------------------------------------------------------------------------------------------------------------------
     Column A                             Column B                 Column C               Column D             Column E
- --------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                         ---------------------------
                                          Balance at     Charged to
                                          beginning       costs and     Charged to                          Balance at end
     Description                          of period       expenses    other accounts     Deductions            of period
- --------------------------------------------------------------------------------------------------------------------------
Year Ended
 January 31, 1996:

Reserves deducted from
 assets:
Accounts receivable
 allowances principally
 doubtful accounts                        $5,721,155     $3,034,423    $       --        $3,057,361 (a)       $ 5,698,217


Allowance for inventory
 liquidation and
 obsolescence                              8,602,482      3,043,617            --           698,284 (b)        10,947,815


Allowance for inventory
 shrinkage                                 2,468,133      2,728,866            --         3,522,463 (c)         1,674,536


LIFO Reserve                               9,770,000      2,100,000            --                --            11,870,000

- -------------------

  (a)  Uncollectible accounts written off.
  (b)  Liquidation of inventory previously written down to market.
  (c)  Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

- --------------------------------------------------------------------------------------------------------------------------
     Column A                             Column B                 Column C               Column D             Column E
- --------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                         ---------------------------
                                          Balance at     Charged to
                                          beginning       costs and     Charged to                          Balance at end
     Description                          of period       expenses    other accounts     Deductions            of period
- --------------------------------------------------------------------------------------------------------------------------
Year Ended
 January 31, 1995:

Reserves deducted from
 assets:
Accounts receivable
 allowances principally
 doubtful accounts                        $4,170,217     $3,640,485     $  --          $2,089,547 (a)         $5,721,155


Allowance for inventory
 liquidation and
 obsolescence                              7,061,876      1,787,945        --             247,339 (b)          8,602,482


Allowance for inventory
 shrinkage                                 2,035,358      2,195,829        --           1,763,054 (c)          2,468,133


LIFO Reserve                               8,470,000      1,300,000        --                --                9,770,000

- -------------------

  (a)  Uncollectible accounts written off.
  (b)  Liquidation of inventory previously written down to market.
  (c)  Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

- --------------------------------------------------------------------------------------------------------------------------
     Column A                             Column B                 Column C               Column D             Column E
- --------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                         ---------------------------
                                          Balance at     Charged to
                                          beginning       costs and     Charged to                          Balance at end
     Description                          of period       expenses    other accounts     Deductions            of period
- --------------------------------------------------------------------------------------------------------------------------
Year Ended
 January 31, 1994:

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

- -------------------

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

EXHIBIT  DESCRIPTION

3.2      By-Laws of Registrant (as last amended January 18, 1996).

10.60 Registrant's 1988 Director Stock Option Plan, as amended May 18, 1995, and form of Stock Option agreement.

10.119 Amended and Restated Lease Agreement dated as of December 1, 1995, effective as of August 1, 1995, by and between First Fidelity Bank, National Association, not in its individual capacity, but solely as the trustee under that certain Trust Agreement 1995-1 dated as of July 1, 1995, as amended, as Owner-Lessor and Tiffany, as Lessee; Amended and Restated Construction Agency Agreement dated as of December 1, 1995, effective as of December 11, 1995, by and between Tiffany, as Agent, and First Fidelity Bank, National Association, a national banking association, not in its individual capacity but solely as trustee pursuant to a Trust Agreement 1995-1 dated as of July 1, 1995, as amended, as Owner; Agreement and Consent to Assignment dated as of December 1, 1995 among Registrant, Tiffany and Fleet National Bank of Connecticut, as Collateral Trustee; and Definition Appendix to the foregoing documents listed in this Exhibit 10.119.

10.120 Watch Supplier Agreement as of October 30, 1995 by and among Tiffany and Tiffany & Co. Watch Center S.A. and TWF SA.

10.121 Agreement as of February 23, 1996 among Mitsukoshi Limited, Tiffany-Japan Inc. and Tiffany.

11.1     Statement re Computation of Per Share Earnings

13.1 Annual Report to Stockholders for Fiscal Year Ended January 31, 1996 (pages 8 through 27 of such Annual Report have been filed in electronic format).

21.1     Subsidiaries of Registrant.

23.1     Consent of Coopers & Lybrand L.L.P., independent accountants.

27       Financial Data Schedule.

NOTE: ALL OTHER EXHIBITS HAVE BEEN INCORPORATED BY REFERENCE FROM EXHIBITS TO DOCUMENTS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. REFER TO THE LIST OF EXHIBITS ON PAGES 23 THROUGH 27 FOR REGISTRATION, FILE AND EXHIBIT NUMBERS.

- - PAGE 29 -