Form 10-Q
period 1996-04-30
TIFFANY & CO
filed 1996-06-13
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 for the quarter ---- ended April 30, 1996. OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 for the ----- transition from ________ to _____________.

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


Former name, former address and former fiscal year, if changed since last report
___________________________.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 16,194,778 shares outstanding at the close of business on April 30, 1996.

                         TIFFANY & CO. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 1996





PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.           Financial Statements

                  Consolidated Balance Sheets - April 30, 1996
                       (Unaudited), January 31, 1996
                       and April 30, 1995 (Unaudited)                         3

                  Consolidated Statements of Income - for the
                       three months ended April 30, 1996
                       and 1995 (Unaudited)                                   4

                  Consolidated Statements of Stockholders' Equity -
                       for the three months ended
                       April 30, 1996 (Unaudited)                             5

                  Consolidated Statements of Cash Flows - for
                       the three months ended April 30, 1996
                       and 1995 (Unaudited)                                   6

                  Notes to Consolidated Financial Statements
                       (Unaudited)                                          7-8


Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            9-11



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                           12

                  (a)  Exhibits

                  (b)  Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                         TIFFANY & CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)



                                                                           April 30,      January 31,        April 30,
                                                                                1996             1996            1995*
                                                                         (Unaudited)                        (Unaudited)

ASSETS

Current assets:
Cash and short-term investments                                             $ 40,168         $ 81,966         $ 16,631
Accounts receivable, less allowances of $5,753, $5,698 and $5,051             68,161           80,084           58,216
Income tax receivable                                                              -                -            7,925
Inventories                                                                  349,017          311,252          295,370
Deferred income taxes                                                          8,438            8,060            5,532
Prepaid expenses                                                              24,067           20,584           16,786
                                                                         -----------       ----------      -----------

Total current assets                                                         489,851          501,946          400,460

Property and equipment, net                                                  118,933          115,214          116,399
Deferred income taxes                                                          8,796           10,033            5,875
Other assets, net                                                             35,837           27,064           32,740
                                                                        ------------      -----------       ----------
                                                                            $653,417         $654,257         $555,474
                                                                             =======          =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                     $   62,005         $ 78,967         $ 58,122
Accounts payable and accrued liabilities                                     108,266          108,829           76,673
Income taxes payable                                                           1,940           19,672            4,383
Merchandise and other customer credits                                        11,253           11,054            8,606
                                                                        ------------      -----------      -----------

Total current liabilities                                                    183,464          218,522          147,784

Long-term trade payable                                                            -           25,688           32,659
Reserve for product return                                                     9,537           11,238           13,103
Long-term debt                                                               149,085          101,500          101,500
Postretirement/employment benefit obligation                                  18,513           18,031           17,015
Other long-term liabilities                                                   14,744           14,900           11,828

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized
   60,000 shares, issued 32,390, 31,976 and 31,474                               324              320              314
Additional paid-in capital                                                    91,568           82,460           72,600
Retained earnings                                                            189,769          185,823          152,091
Foreign currency translation adjustments                                     (3,587)            (4,225)          6,580
                                                                          ------------     ------------     -----------
Total stockholders' equity                                                   278,074          264,378          231,585
                                                                          ------------     ------------     -----------

                                                                           $653,417          $654,257         $555,474
                                                                             =======          =======          =======

 Reclassified for comparative purposes

                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                    (in thousands, except per share amounts)


                                                                   For the
                                                        Three Months Ended
                                                April 30,        April 30,
                                                    1996              1995
                                                --------          --------
Net sales                                       $180,741          $150,144

Cost of goods sold                                87,375            72,781
                                                --------          --------

Gross profit                                      93,366            77,363

Selling, general and administrative
  expenses                                        80,740            70,272
Provision for uncollectible accounts                 348               334
                                                --------           -------

Income from operations                            12,278             6,757

Other expenses, net                                3,340             2,961
                                                --------           -------

Income before income taxes                         8,938             3,796

Provision for income taxes                         3,861             1,636
                                                ----------        --------

Net income                                      $  5,077          $  2,160
                                                ========          ========

Net income per share:

Primary                                         $   0.15          $   0.07
                                                ========          ========

Fully diluted                                   $   0.15          $   0.07
                                                ========          ========


Weighted average number of common shares:

Primary                                           33,400            31,724

Fully diluted                                     35,396            33,518



                 See notes to consolidated financial statements.

                                          TIFFANY & CO. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (Unaudited)
                                                  (in thousands)

                                                                                          Foreign
                                  Total                      Additional                  Currency
                          Stockholders'       Common Stock      Paid-In     Retained  Translation
                                 Equity      Shares Amount      Capital     Earnings  Adjustments
                          -------------      ------ ------   ----------     --------  -----------

BALANCES, January 31, 1996     $264,378      15,988   $160     $82,620      $185,823      $(4,225)

Two-for-one stock split               -      16,195    162        (162)            -            -

Issuance of Common Stock          1,000          18      -       1,000             -            -

Exercise of stock options         6,809         189      2       6,807             -            -

Tax benefit from exercise of
 stock options                    1,303           -      -       1,303             -            -

Cash dividends on Common Stock   (1,131)          -      -           -        (1,131)           -

Foreign currency translation
 adjustments                        638           -      -            -            -          638

Net income                        5,077           -      -            -        5,077            -
                               --------      ------   -----     -------     --------      -------

BALANCES, April 30, 1996       $278,074      32,390   $324      $91,568     $189,769      $(3,587)
                               ========      ======   ====      =======     ========      =======


                                  See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                            For the
                                                                                 Three Months Ended
                                                                                          April 30,
                                                                                 1996         1995*
                                                                              ---------   --------
Cash Flows From Operating Activities:
  Net income                                                                  $ 5,077      $ 2,160
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                                               4,752        4,167
    Provision for uncollectible accounts                                          348          334
    Reduction in reserve for product return                                    (1,701)           -
    Provision for inventories                                                   1,657          212
    Deferred income taxes                                                         861         (711)
    Loss on disposal of fixed assets                                                -          357
    Provision for postretirement/employment benefits                              482         434
    (Increase)/decrease in assets and increase/ (decrease) in liabilities:
    Accounts receivable                                                        11,738        6,196
    Inventories                                                               (37,758)      (6,176)
    Prepaid expenses                                                           (3,446)       1,640
    Other assets, net                                                          (9,223)        (627)
    Accounts payable                                                            7,441        2,394
    Accrued liabilities                                                        (7,218)      (8,989)
    Income taxes payable                                                      (17,806)      (9,867)
    Merchandise and other customer credits                                        199           77
    Other long-term liabilities                                                   135          141
                                                                              -------      -------
  Net cash used in operating activities                                       (44,462)      (8,258)
                                                                              -------      -------

Cash Flows From Investing Activities:
  Capital expenditures                                                         (8,077)      (7,203)
                                                                              -------      -------
  Net cash used in investing activities                                        (8,077)      (7,203)
                                                                              -------      -------

Cash Flows From Financing Activities:
  Decrease in short-term borrowings                                           (17,411)     (11,463)
  Prepayment of long-term trade payable                                       (25,876)           -
  Increase in long-term debt                                                   47,047            -
  Proceeds from exercise of stock options                                       6,809          231
  Tax benefit from exercise of stock options                                    1,303          107
  Cash dividends on Common Stock                                               (1,131)      (1,101)
                                                                              -------      -------

  Net cash provided by/(used in) financing activities                          10,741      (12,226)
                                                                              -------      -------
Net decrease in cash and short-term investments                               (41,798)     (27,687)
  Cash and short-term investments at beginning of year                         81,966       44,318
                                                                              -------      -------
  Cash and short-term investments at end of three months                      $40,168      $16,631
                                                                              =======      =======

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the three months for:
    Interest expense                                                          $ 4,181      $ 3,670
                                                                              =======      =======
    Income taxes                                                              $19,311      $12,179
                                                                              =======      =======

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of Common Stock for the Employee Profit
    Sharing and Retirement Savings Plan                                       $ 1,000      $   600

                                                                              =======      =======

*Reclassified for comparative purposes

                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The statements are without audit and, in the opinion of management, include all adjustments (which include only normal recurring adjustments except for the adjustment necessary as a result of the LIFO method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of April 30, 1996 and the results of operations and cash flows for the interim periods presented. The financial statements for January 31, 1996 are derived from the audited financial statements which are included in the Company's Form 10-K filing, but do not include all disclosures required by generally accepted accounting principles.

       Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the three months ended April 30, 1996 and 1995 are not necessarily indicative of the results of the entire fiscal year.

2.     INVENTORIES

       Inventories at April 30, 1996, January 31, 1996 and April 30, 1995, are summarized as follows:

                                  April 30,    January 31,     April 30,
      (in thousands)                  1996           1996          1995
      ----------------------    ----------     ----------     ---------
      Finished goods              $291,727       $257,344      $248,706
      Raw materials                 52,296         48,366        43,128
      Work in process                8,693          7,217         6,476
                                ----------     ----------     ---------
                                   352,716        312,927       298,310
         Reserves                   (3,699)        (1,675)       (2,940)
                                ----------     ----------     ---------
                                  $349,017       $311,252      $295,370
                                ==========       ========      ========

       At April 30, 1996,  January 31, 1996 and April 30, 1995,  $256,800,000,
       $229,300,000 and $198,321,000, respectively, of inventories were valued using the LIFO method. The excess of such inventories valued at replacement cost over the value based upon the LIFO method was $12,935,000, $11,870,000 and $10,670,000 at April 30, 1996, January 31,
       1996 and April 30, 1995, respectively. The LIFO valuation method had the effect of decreasing net income by $0.02 per share in each of the three month periods ended April 30, 1996 and 1995.

3.     EARNINGS PER SHARE

       Primary earnings per common share is computed by dividing net income by the weighted average number of shares outstanding during the period, including dilutive stock options. Fully diluted earnings per common share is computed by dividing net income, after giving effect to the elimination of interest expense and bond amortization fees, net of income tax effect, applicable to the convertible subordinated debentures, by the weighted average number of shares outstanding, including dilutive stock options and the assumed conversion of the subordinated debentures using the "if converted" method.

4.     LONG TERM DEBT

       In the first quarter of 1996, the Company borrowed yen 5,000,000,000 ($47,585,000) from a lender in Japan. The loan has a 15-year term at a rate of 4.50%. The proceeds have been and will be used for working capital and construction costs associated with the Company's flagship store in Tokyo which opened in May 1996, as well as to reduce short-term indebtedness in Japan.

5.     FINANCIAL HEDGING INSTRUMENTS

       In accordance with the Company's foreign currency hedging program, at April 30, 1996, the Company had $17,470,000 of outstanding forward exchange yen contracts, which matured on May 28, 1996, to support inventory purchases primarily for the Company's flagship store in Tokyo. There were no material outstanding forward exchange contracts at April 30, 1995.

6.     SUBSEQUENT EVENTS

       On May 16, 1996, the shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of common shares authorized from 30,000,000 to 60,000,000.

       On May 16, 1996, the Board of Directors declared a two-for-one split of the Company's Common Stock, to be effected in the form of a share distribution (stock dividend) payable on July 23, 1996 to stockholders of record on June 28, 1996. Accordingly, April 30, 1996 balances reflect the split with an increase in Common Stock and a reduction in paid-in-capital representing par value of approximately $162,000. Stock options and per share data have also been retroactively adjusted to reflect the split.

       In addition, the Board of Directors approved a 43 percent increase in the Company's quarterly cash dividend to $0.10 per share on "pre-split" shares to be paid on July 23, 1996, to holders of record on June 28, 1996. Future quarterly dividends, subject to declaration by the Board of Directors, are expected to be paid at the rate of $0.05 per share following the stock split.

       On May 16, 1996, the Board of Directors declared that on June 24, 1996 (the "Redemption Date"), the Company will redeem Tiffany's $50,000,000 principal amount 6-3/8% Convertible Subordinated Debentures Due 2001. In accordance with their terms, the redemption price for the Debentures is 101 percent of their principal amount but, at the option of their holders, may be converted at their principal amount for shares of Tiffany's Common Stock at a conversion price of $56.00 per share. The right of conversion will expire at the close of business on the Redemption Date.

PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company operates three channels of distribution: U.S. Retail includes retail sales in Company-operated stores in the U.S. and wholesale sales to independent retailers in the Americas; Direct Marketing includes corporate (business-to-business) and catalog sales in the U.S.; and International Retail includes retail sales through Company-operated stores and boutiques, corporate sales, and wholesale sales to independent retailers and distributors in the Asia-Pacific region, Europe, Canada and the Middle East.

     Net sales in the three months ended April 30, 1996 (first quarter) increased 20% over 1995's first quarter. Net sales by channel of distribution were as follows:

                              Three months ended April 30,
(in thousands)                    1996               1995
- --------------                ---------         ---------
U.S. Retail                    $ 80,396           $ 61,769
Direct Marketing                 18,918             18,763
International Retail             81,427             69,612
                               --------           --------
                               $180,741           $150,144
                               ========           ========

U.S. Retail sales increased 30% in the first quarter of 1996. This included a 20% comparable store sales increase made up of 17% growth in the flagship New York store's sales and a 21% increase in comparable branch store sales. Comparable store sales growth was due to a higher number of transactions as well as an increased average transaction size. While most retail sales in the U.S. were made to local-resident customers, comparable store sales growth benefited from increased sales to foreign visitors. Also contributing to U.S. Retail sales growth were the sales in three new stores opened in 1995 and growth in wholesale sales.

Direct Marketing sales increased 1% in the first quarter of 1996. Corporate sales declined 4% due to a decline in the average corporate order size. Management believes sales have been primarily affected by cautious spending by the Company's corporate division customers. Catalog sales increased 11% primarily due to a higher number of orders reflecting an increase in catalog circulation.

International Retail sales rose 17% in the first quarter of 1996. The Company achieved sales growth in most international markets in which it operates. In Japan, the Company's largest international market, comparable store sales increased 16% in local currency; however, when translated into U.S. dollars, the yen-denominated sales increase was offset by a weakening of the yen versus the dollar in comparison to 1995's first quarter. In addition, strong sales growth was also achieved in other Asia-Pacific markets and comparable store sales in Europe increased 23% in local currencies.

     The Company's reported sales and earnings results benefit from a strengthening Japanese yen and are adversely affected by a strengthening U.S. dollar. The Company maintains a foreign currency hedging program for merchandise purchase transactions initiated from Japan in order to reduce the potential negative impact on the Company's financial results of a significant strengthening of the U.S. dollar against the yen. At April 30, 1996, the Company had $17,470,000 of outstanding forward exchange yen contracts, which matured on May 28, 1996, to support inventory purchases primarily for the Company's flagship store in Tokyo. There were no material outstanding forward exchange contracts at April 30, 1995.

Gross margin (gross profit as a percentage of net sales) of 51.7% in 1996's first quarter compared with 51.5% in the prior year. The modest increase reflected favorable shifts in sales mix toward the Company's retail businesses that achieve above-average gross margins.

Operating expenses (selling, general and administrative expenses and the provision for uncollectible accounts) increased 15% in the first quarter. The increase was largely due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses (including fees paid to department stores in Japan). As a percentage of net sales, operating expenses were 44.9% in 1996's first quarter compared with 47.0% in the prior year.

As a result of the above factors, the Company's income from operations increased 82% in 1996's first quarter and the operating margin (income from operations as a percentage of net sales) increased to 6.8% from 4.5% in the prior year. Net income of $5,077,000 in the first quarter was 135% above the prior year, and the net margin (net income as a percentage of net sales) increased to 2.8% from 1.4% in the prior year.

FINANCIAL CONDITION

Management believes that the Company's financial condition at April 30, 1996 provides sufficient liquidity and resources to support current business activity and planned expansion. Working capital and the corresponding current ratio were $306,387,000 and 2.7:1 at April 30, 1996 compared with $283,424,000 and 2.3:1 at
January 31, 1996. Accounts receivable of $68,161,000 at April 30, 1996 were 15% lower than at January 31, 1996 due to strong, as well as seasonal, collection performance. Inventories (representing the largest component of working capital and assets) were $349,017,000 at April 30, 1996, or 12% higher than at January 31, 1996. The increase was due to merchandise purchases to support sales growth, new stores (including the Company's new flagship store in Tokyo, Japan) and expanded product offerings. Inventory turnover was 1.0 times at April 30, 1996 and January 31, 1996. The Company's objective is to improve inventory performance through: refinement of worldwide replenishment systems; focus on the specialized disciplines of product development, assortment planning and inventory management; improved presentation and management of display inventories in each store; assortment editing by product category; and a time-phased program of improvements in warehouse management and supply chain logistics.

Capital expenditures were $8,077,000 in 1996's first quarter compared with $7,203,000 in the first quarter of 1995. On the basis of current plans, the Company expects capital expenditures in fiscal 1996 to be approximately $41,000,000 compared with $26,455,000 in fiscal 1995. The increase is primarily related to the opening of new retail stores (particularly the Company's flagship store in Tokyo, Japan), expansion of administrative and office facilities and costs associated with development of the Company's new customer service distribution center in Parsippany, New Jersey.

The Company incurred a net cash outflow from operating activities of $44,462,000 in 1996's first quarter compared with an outflow of $8,258,000 in 1995's first quarter. The increased cash outflow was largely due to higher inventory purchases compared with 1995's first quarter. Net-debt (short-term borrowings and long-term debt, less cash and short-term investments) and the ratio of net-debt to total capital (net-debt and stockholders' equity) was $170,922,000 and 38% at April 30, 1996 compared with $98,501,000 and 27% at January 31, 1996. The increase in net-debt was largely due to completion of a yen-denominated borrowing in Japan (described below), as well as to support seasonal working capital increases. It is management's goal, on an annual basis, to generate cash flow that is sufficient to finance the Company's business activities and planned expansion.

In the first quarter of 1996, the Company borrowed yen 5,000,000,000 ($47,585,000) from a lender in Japan. The loan has a 15-year term at a rate of 4.50%. The proceeds have been and will be used for working capital and construction costs associated with the Company's flagship store in Tokyo which opened in May 1996, as well as to reduce short-term indebtedness in Japan. The Company also prepaid a long-term trade payable of yen 2,750,000,000 ($25,807,000) which related to certain merchandise repurchased in 1993 as part of the Company's realignment of its Japan business and which was due on or before February 28, 1998.

On May 16, 1996, the Board of Directors declared that on June 24, 1996 (the "Redemption Date"), the Company will redeem Tiffany's $50,000,000 principal amount 6-3/8% Convertible Subordinated Debentures Due 2001. In accordance with their terms, the redemption price for the Debentures is 101 percent of their principal amount but, at the option of their holders, may be converted at their principal amount for shares of Tiffany's Common Stock at a conversion price of $56.00 per share. The right of conversion will expire at the close of business on the Redemption Date.

The Company's sources of working capital are internally generated cash flows and funds available under a five-year, $130,000,000 multicurrency revolving credit facility established in June 1995. This facility replaced a $100,000,000 revolving credit facility and a yen 2,500,000,000 noncollateralized line of credit, both of which expired in July 1995. Management anticipates that internally generated cash flows and funds available under the revolving credit facility will be sufficient to support the Company's planned worldwide business expansion, as well as seasonal working capital increases typically required during the third and fourth quarters of each year.

The Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, income from operations and cash flow. Management expects such seasonality to continue in the future.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.122 Agreement dated as of April 3, 1996 among American Family Life Assurance Company of Columbus, Japan Branch, Tiffany & Co. Japan Inc., Japan Branch, and Tiffany & Co., as Guarantor, for yen 5,000,000,000 Loan Due 2011;

11       Statement re Computation of Per Share Earnings.

(b)      Reports on form 8-K

         Report on Form 8-K dated May 16, 1996 reporting that Registrant's Board of Directors had resolved: (a) (subsequent to Registrant's
         Stockholders' approval of an amendment to Registrant's Restated Certificate of Incorporation increasing the number of authorized shares of Registrant's Common Stock from 30,000,000 to 60,000,000) to effect a two-for-one split of Registrant's Common Stock, such split to be effected by a share distribution (stock dividend) on July 23, 1996 (the "Payment Date") to holders of record on June 28, 1996 (the "Record Date"); (b) to pay an increased cash dividend of $.10 per share on the Payment Date to holders of record on the Record Date (pre-split shares only); and (c) to effect a redemption of Registrant's U.S.$50,000,000 6-3/8% Convertible Subordinated Debentures due 2001 (the "Debentures").


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TIFFANY & CO.
                                           (Registrant)


Date: June 13, 1996                   By:   /s/ James N. Fernandez
                                          ------------------------
                                           James N. Fernandez
                                           Senior Vice President - Finance
                                           and Chief Financial Officer
                                           (principal financial officer)

                                  EXHIBIT INDEX



Exhibit
Number

10.122 Agreement dated as of April 3, 1996 among American Family Life Assurance Company of Columbus, Japan Branch, Tiffany & Co.Japan Inc., Japan Branch, and Tiffany & Co., as Guarantor, for yen 5,000,000,000 Loan Due 2011

11       Statement re Computation of Per Share Earnings