Form 10-Q
period 1996-07-31
TIFFANY & CO
filed 1996-09-12
CIK 98246

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended July 31, 1996. OR

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 34,404,864 shares outstanding at the close of business on July 30, 1996.

                         TIFFANY & CO. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JULY 31, 1996





PART I - FINANCIAL INFORMATION                                            PAGE

Item 1.      Financial Statements

             Consolidated Balance Sheets - July 31, 1996
                  (Unaudited), January 31, 1996 and
                  July 31, 1995 (Unaudited)                                  3

             Consolidated Statements of Income - for the
                  three and six months ended July 31, 1996
                  and 1995 (Unaudited)                                       4

             Consolidated Statements of Stockholders' Equity -
                  for the three and six months ended
                  July 31, 1996 (Unaudited)                                  5

             Consolidated Statements of Cash Flows - for
                  the six months ended July 31, 1996
                  and 1995 (Unaudited)                                       6

             Notes to Consolidated Financial Statements
                  (Unaudited)                                              7-9


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations               10-13



PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security-Holders            14
- ------

Item 6.      Exhibits and Reports on Form 8-K                               15
- ------       --------------------------------

             (a)  Exhibits

             (b)  Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                         TIFFANY & CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                                    July 31,     January 31,            July 31,
                                                                                        1996            1996              1995*
                                                                                  ----------     -----------          ----------
                                                                                 (Unaudited)                         (Unaudited)
ASSETS

Current assets:
Cash and short-term investments                                                     $ 20,125         $ 81,966           $ 30,655
Accounts receivable, less allowances
  of $5,697,$5,698 and $5,246                                                         65,839           80,084             53,416
Inventories                                                                          365,676          311,252            299,698
Deferred income taxes                                                                  8,817            8,060              5,637
Prepaid expenses                                                                      30,402           20,584             22,951
                                                                                     -------          -------            -------

Total current assets                                                                 490,859          501,946            412,357

Property and equipment, net                                                          124,742          115,214            120,449
Deferred income taxes                                                                  8,368           10,033              6,644
Other assets, net                                                                     34,614           27,064             30,577
                                                                                    --------         --------           --------

                                                                                    $658,583         $654,257           $570,027
                                                                                    ========         ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                               $ 62,203         $ 78,967           $ 55,995
Accounts payable and accrued liabilities                                             103,380          108,829             87,404
Income taxes payable                                                                     827           19,672              7,519
Merchandise and other customer credits                                                11,939           11,054              9,032
                                                                                     -------          -------             ------

Total current liabilities                                                            178,349          218,522            159,950

Long-term trade payable                                                                    -           25,688             31,103
Reserve for product return                                                             8,261           11,238             13,053
Long-term debt                                                                        98,305          101,500            101,500
Postretirement/employment benefit obligation                                          18,803           18,031             17,457
Other long-term liabilities                                                           14,683           14,900             11,924

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized
   60,000 shares, issued  34,405, 31,976 and 31,492                                      344              320                314
Additional paid-in capital                                                           146,484           82,460             72,798
Retained earnings                                                                    196,295          185,823            156,297
Foreign currency translation adjustments                                              (2,941)          (4,225)             5,631
                                                                                     -------          -------             ------
Total stockholders' equity                                                           340,182          264,378            235,040
                                                                                     -------          -------            -------

                                                                                    $658,583         $654,257           $570,027
                                                                                    ========         ========           ========


* Reclassified for comparative purposes

                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                    (in thousands, except per share amounts)


                                                                                   For the                               For the
                                                                        Three Months Ended                      Six Months Ended
                                                                                  July 31,                              July 31,
                                                                      --------------------                  --------------------
                                                                     1996             1995                1996              1995
                                                                     ----             ----                ----              ----

Net sales                                                        $202,763         $184,682            $383,504          $334,826

Cost of goods sold                                                 95,881           88,264             183,256           161,045
                                                                 --------         --------            --------          --------

Gross profit                                                      106,882           96,418             200,248           173,781

Selling, general and administrative
  expenses                                                         89,561           83,489             170,301           153,761
Provision for uncollectible accounts                                  443              362                 791               696
                                                                 --------         --------            --------          --------

Income from operations                                             16,878           12,567              29,156            19,324

Other expenses, net                                                 2,360            3,222               5,700             6,183
                                                                 --------          -------             -------           -------

Income before income taxes                                         14,518            9,345              23,456            13,141

Provision for income taxes                                          6,272            4,037              10,133             5,673
                                                                 --------          -------            --------           -------

Net income                                                       $  8,246         $  5,308            $ 13,323          $  7,468
                                                                 ========         ========            ========          ========

Net income per share:

Primary                                                          $   0.24         $   0.17            $   0.39          $   0.23
                                                                 ========         ========            ========          ========

Fully diluted                                                    $   0.24         $   0.17            $   0.39          $   0.23
                                                                 ========         ========            ========          ========


Weighted average number of common shares:

Primary                                                            34,715           31,924              34,058            31,824

Fully diluted                                                      35,688           33,878              35,541            33,854




                 See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)

                                                                                                          Foreign
                                         Total         Common  Stock     Additional                      Currency
                                  Stockholders'        -------------        Paid-In        Retained   Translation
                                        Equity         Shares Amount        Capital        Earnings   Adjustments
                                  ------------         ------ ------     ----------        --------   -----------


BALANCES, January 31, 1996            $264,378         15,988   $160        $82,620        $185,823       $(4,225)

Two-for-one stock split                     -          16,195    162           (162)              -            -

Issuance of Common Stock                 1,000             18      -          1,000               -            -

Exercise of stock options                6,809            189      2          6,807               -            -

Tax benefit from exercise of
 stock options                           1,303              -      -          1,303               -            -

Cash dividends on Common Stock          (1,131)             -      -              -          (1,131)           -

Foreign currency translation
 adjustments                               638              -      -              -               -          638

Net income                               5,077              -      -              -           5,077            -
                                      --------         ------    ----        -------        --------       -------
BALANCES, April 30, 1996               278,074         32,390    324         91,568         189,769        (3,587)
                                      ========         ======    ====        =======        ========       =======

Final stock adjustment to reflect
actual two-for-one stock split             -            1,002     10            (10)              -            -

Exercise of stock options                4,151            136      1          4,150               -            -

Tax benefit from exercise of
 stock options                           2,442              -      -          2,442               -            -

Conversion of Convertible
Subordinated Debentures                 49,084            877      9         49,075               -            -

Bond fees relating to the
conversion of Convertible
Subordinated Debentures                   (741)             -      -           (741)              -            -

Cash dividends on Common Stock          (1,720)             -      -              -          (1,720)           -

Foreign currency translation
adjustments                                646              -      -              -               -           646

Net income                               8,246              -      -              -           8,246            -
                                      --------         ------   ----       --------        --------       --------
BALANCES, July 31, 1996               $340,182         34,405   $344       $146,484        $196,295       $(2,941)
                                      ========         ======   ====       ========        ========       ========


                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                     For the
                                                                            Six Months Ended
                                                                                     July 31,
                                                                         --------------------
                                                                           1996         1995*
                                                                         ----------  --------
Cash Flows From Operating Activities:
  Net income                                                               $ 13,323  $ 7,468
  Adjustments to reconcile net income to net cash
   (used in)/provided by operating activities:
    Depreciation and amortization                                            10,390    9,037
    Provision for uncollectible accounts                                        791      696
    Reduction in reserve for product return                                  (2,977)     (50)
    Provision for inventories                                                 2,991    1,310
    Deferred income taxes                                                       887   (1,613)
    Income tax receivable                                                         -    7,925
    (Gain)/loss on disposal of fixed assets                                     (17)     609
    Provision for postretirement/employment benefits                            772      876
    (Increase)/decrease in assets and increase/ (decrease) in liabilities:
    Accounts receivable                                                      12,074   10,198
    Inventories                                                             (56,312) (16,610)
    Prepaid expenses                                                        (10,288)  (4,999)
    Other assets, net                                                        (8,740)   1,354
    Accounts payable                                                         (2,782)   5,213
    Accrued liabilities                                                      (1,892)      35
    Income taxes payable                                                    (18,879)  (6,620)
    Merchandise and other customer credits                                      885      503
    Other long-term liabilities                                                 357      229
                                                                            -------   ------
  Net cash (used in)/provided by operating activities                       (59,417)  15,561


Cash Flows From Investing Activities:
  Capital expenditures                                                      (18,904) (15,903)
  Proceeds from sale of fixed assets                                             19       82
  Proceeds from lease incentives                                              1,590        -
                                                                            -------- -------
  Net cash used in investing activities                                     (17,295) (15,821)
                                                                            -------- -------

Cash Flows From Financing Activities:
  Decrease in short-term borrowings                                         (17,053) (11,736)
  Prepayment of long-term trade payable                                     (25,649)       -
  Increase in long-term debt                                                 45,719        -
  Proceeds from exercise of stock options                                    10,960      344
  Tax benefit from exercise of stock options                                  3,745      192
  Cash dividends on Common Stock                                             (2,851)  (2,203)
                                                                            -------  -------

  Net cash provided by/(used in) financing activities                        14,871  (13,403)

Net decrease in cash and short-term investments                             (61,841) (13,663)
  Cash and short-term investments at beginning of year                       81,966   44,318

  Cash and short-term investments at end of six
    months                                                                  $20,125  $30,655
                                                                            =======  =======

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the six months for:
    Interest expense                                                        $ 7,402  $ 6,365
                                                                            =======  =======

    Income taxes (Net of $7,925 Federal income tax refund in 1995)          $25,353  $ 5,678
                                                                            =======  =======

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Conversion of Subordinated Debentures to Equity                          $48,343 $      -
                                                                            =======  =======
   Issuance of Common Stock for the Employee Profit
   Sharing and Retirement Savings Plan                                     $ 1,000  $   598
                                                                            =======  =======

*Reclassified for comparative purposes

                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.    CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The statements are without audit and, in the opinion of management, include all adjustments (which include only normal recurring adjustments except for the adjustment necessary as a result of the LIFO method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of July 31, 1996 and the results of operations and cash flows for the interim periods presented. The audited financial statements for January 31, 1996 are derived from the audited financial statements which are included in the Company's Form 10-K filing, but do not include all disclosures required by generally accepted accounting principles.

      Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the three and six months ended July 31, 1996 and 1995 are not necessarily indicative of the results of the entire fiscal year.

2.    INVENTORIES

      Inventories at July 31, 1996, January 31, 1996 and July 31, 1995 are summarized as follows:

                                 July 31,    January 31,         July 31,
      (in thousands)                 1996           1996             1995
      --------------             --------    -----------         --------

      Finished goods             $300,604       $257,344         $247,910
      Raw materials                58,983         48,366           48,509
      Work in process              10,478          7,217            6,482
                                  -------        -------          -------
                                  370,065        312,927          302,901
      Reserves                     (4,389)        (1,675)          (3,203)
                                  -------        -------          -------
                                 $365,676       $311,252         $299,698
                                 ========       ========         ========


      At July 31,  1996,  January  31,  1996 and  July  31,  1995  $276,120,000,
      $229,300,000 and  $205,829,000,  respectively,  of inventories were valued using the LIFO method. The excess of such inventories valued at replacement cost over the value based upon the LIFO method was approximately $13,506,000, $11,870,000 and $11,070,000 at July 31, 1996,
      January 31, 1996 and July 31, 1995, respectively. The LIFO valuation method had the effect of decreasing net income by $0.01 per share for the three month periods ended July 31, 1996 and 1995, respectively. The LIFO valuation method had the effect of decreasing net income by $0.03 and $0.02 per share for the six month periods ended July 31, 1996 and 1995, respectively.

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

4.    LONG TERM DEBT

      In the first quarter of 1996, the Company borrowed yen 5,000,000,000 ($46,805,000) from a lender in Japan. The loan has a 15-year term at a rate of 4.50%. The proceeds were used for working capital and construction costs associated with the Company's flagship store in Tokyo which opened in May 1996, as well as to reduce short-term indebtedness in Japan.

      On June 24, 1996 (the "Redemption Date"), the Company redeemed approximately $900,000 of Tiffany's $50,000,000 principal amount 6-3/8% Convertible Subordinated Debentures Due 2001 (the "Debentures"). The remaining $49,100,000 of the Debentures were converted into shares of the Company's Common Stock at the option of the holders. In accordance with the terms of the Debentures, the redemption price was 101 percent of principal amount, subject to conversion of principal at the rate of $28.00 per share (adjusted to reflect the two-for-one stock split in July 1996). The right of conversion expired at the close of business on the Redemption Date.

5. FINANCIAL HEDGING INSTRUMENTS

      In accordance with the Company's foreign currency hedging program, at July 31, 1996, the Company had outstanding purchased put options maturing at various dates through January 23, 1998, giving it the right, but not the obligation, to sell yen 10,709,000,000 for dollars at predetermined contract-exchange rates. The deferred unrealized loss on the Company's purchased put options was not material at July 31, 1996. If the market yen/dollar-exchange rates at maturity are below the contract rates, the Company will allow the options to expire.

      At July 31, 1996, the Company also had $9,882,000 of outstanding forward exchange yen contracts which matured on August 26, 1996. These contracts were purchased to support inventory purchases for the Company's business in Japan. There were no material outstanding forward exchange contracts at July 31, 1995.

6.    COMMON STOCK

      On May 16, 1996, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of common shares authorized from 30,000,000 to 60,000,000.

6.    (COMMON STOCK CONT.)

      On May 16, 1996, the Board of Directors declared a two-for-one split of the Company's Common Stock, effected in the form of a share distribution (stock dividend) paid on July 23, 1996 to stockholders of record on June 28, 1996. Stock options and per share data have been retroactively adjusted to reflect the split.

7.    SUBSEQUENT EVENT

      On August 14, 1996, Tiffany's Board of Directors declared a quarterly dividend of $0.05 per common share. This dividend will be paid on October 10, 1996 to stockholders of record on September 20, 1996.

PART I.FINANCIAL INFORMATION
Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Net sales in the three months ended July 31, 1996 (second quarter) increased 10% over 1995's second quarter. Net sales in the six months ended July 31, 1996 (first half) rose 15% over 1995's first half. Net sales by channel of distribution were as follows:

                           Three months            Six months
                           ended July 31,          ended July 31,
                          -------------------   ------------------
(in thousands)               1996       1995       1996       1995
- --------------------      --------   --------   --------  --------
U.S. Retail               $ 92,499   $ 82,140   $172,895  $143,909
Direct Marketing            22,108     20,357     41,026    39,120
International Retail        88,156     82,185    169,583   151,797
                          --------   --------   --------  --------
                          $202,763   $184,682   $383,504  $334,826
                          ========   ========   ========  ========

U.S. Retail sales increased 13% in the second quarter and 20% in the first half over the corresponding 1995 periods. U.S. comparable store sales rose 6% in the second quarter and 12% in the first half. U.S. Retail sales growth also benefitted from the addition of three new stores that opened in the past year -- in Short Hills, New Jersey (September 1995), King of Prussia, Pennsylvania (November 1995) and Chevy Chase, Maryland (May 1996). Comparable retail sales growth was primarily due to an increase in the number of transactions generated by a combination of local-resident customers and foreign tourists. Increases were also achieved in the Company's wholesale trade and fragrance businesses.

Direct Marketing sales rose 9% in the second quarter and 5% in the first half. Catalog sales increased 11% in both the second quarter and first half primarily due to an increased number of orders. Corporate sales increased 7% in the second quarter and 1% in the first half. Improved corporate sales performance in the second quarter was due to a higher number of orders and an increased average order size. In order to increase U.S. market penetration, the Company has established a corporate division presence in 11 additional U.S. markets in 1996. However, management believes that its corporate customers remain generally cautious in their spending and, as such, that the sales environment remains challenging.

International Retail sales increased 7% in the second quarter and 12% in the first half. Sales growth occurred in each of the Company's international regions: Asia-Pacific, Europe, Canada and the Middle East. Specifically, sales in local-currency in Japan rose 24% in the second quarter and 22% in the first half. However, when translated into U.S. dollars, these yen-denominated sales increases were offset by the effect of a weakening of the yen against the dollar in comparison to 1995. Comparable store sales in Japan in local currency rose 7% in the second quarter and 13% in the first half. The Company opened its flagship store on the Ginza in Tokyo in the second quarter;

although comparable sales growth was adversely affected in several existing department-store boutiques in Tokyo, total sales in Tokyo were substantially above 1995 levels. In Europe, comparable store sales in local currencies rose 27% in the second quarter and 25% in the first half due to improved sales performance in each country.

The Company's reported sales and earnings results benefit from a strengthening Japanese yen and are adversely affected by a strengthening U.S. dollar. The Company maintains a foreign currency hedging program for merchandise purchase transactions initiated from Japan in order to reduce the potential negative impact on the Company's financial results of a significant strengthening of the U.S. dollar against the yen. At July 31, 1996, the Company had outstanding purchased put options maturing at various dates through January 23, 1998, giving it the right, but not the obligation, to sell yen 10,709,000,000 for dollars at predetermined contract-exchange rates. The deferred unrealized loss on the Company's purchased put options was not material at July 31, 1996. If the market yen/dollar-exchange rates at maturity are below the contract rates, the Company will allow the options to expire. In addition, at July 31, 1996, the Company had $9,882,000 of outstanding forward exchange yen contracts, which matured on August 26, 1996, purchased to support inventory purchases for the Company's business in Japan. There were no material outstanding forward exchange contracts at July 31, 1995.

Gross margin (gross profit as a percentage of net sales) was 52.7% in 1996's second quarter and 52.2% in the first half, compared with 52.2% and 51.9% in the respective 1995 periods. The modest year-over-year increases primarily reflected favorable shifts in sales mix toward the Company's retail businesses and product categories that achieve gross margins above the total company average.

Operating expenses (selling, general and administrative expenses and the provision for uncollectible accounts) increased 7% and 11% in the second quarter and first half. The increases were largely due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses. Also, the reported rate of operating expense growth in the second quarter and first half was moderated due to the effect of translating yen-denominated expenses into dollars. As a percentage of net sales, operating expenses of 44.4% and 44.6% in 1996's second quarter and first half were lower than prior-year periods by 1.0 point and 1.5 points.

As a result of the above factors, the Company's income from operations increased 34% in the second quarter and 51% in the first half. Operating margin (income from operations as a percentage of net sales) in the second quarter increased to 8.3% from 6.8% and in the first half rose to 7.6% from 5.8%.

Other expenses, net in the second quarter were lower than the prior year primarily due to reduced interest expense related to the conversion and redemption in June 1996 of the Company's $50,000,000 principal amount, 6-3/8% Convertible Subordinated Debentures Due 2001.

Net income in the second quarter rose 55% and net margin (net income as a percentage of net sales) increased to 4.1% from 2.9%. Net income in the first half rose 78% and net margin rose to 3.5% from 2.2%.

FINANCIAL CONDITION

Management believes that the Company's financial condition at July 31, 1996 provides sufficient liquidity and resources to support current business activity and planned expansion. Working capital and the corresponding current ratio were $312,510,000 and 2.8:1 at July 31, 1996 compared with $283,424,000 and 2.3:1 at
January 31, 1996. Accounts receivable of $65,839,000 at July 31, 1996 were 18% lower than at January 31, 1996 due to strong, as well as seasonally-related, collection performance. Inventories (representing the largest component of working capital and assets) were $365,676,000 at July 31, 1996, or 17% higher than at January 31, 1996. The increase was primarily due to merchandise purchases to support sales growth, new stores (including the Company's new flagship store in Tokyo, Japan) and expanded product offerings. Inventory turnover was 1.0 times at April 30, 1996 and January 31, 1996. The Company's ongoing objective is to improve inventory performance through: refinement of worldwide replenishment systems; focus on the specialized disciplines of product development, assortment planning and inventory management; improved presentation and management of display inventories in each store; assortment editing by product category; and a time-phased program of improvements in warehouse management and supply chain logistics.

Capital  expenditures  were  $18,904,000  in 1996's  first  half  compared  with
$15,903,000 in the first half of 1995. On the basis of current plans, the Company expects capital expenditures in fiscal 1996 to be approximately $42,000,000 compared with $26,455,000 in fiscal 1995. The increase is primarily related to the opening of new retail stores (particularly the Company's flagship store in Tokyo, Japan), expansion of administrative and office facilities and costs associated with development of the Company's new customer service/distribution center in Parsippany, New Jersey.

The Company incurred a net cash outflow from operating activities of $59,417,000 in 1996's first half compared with an inflow of $15,561,000 in 1995's first half. The increased cash outflow was largely due to higher inventory purchases compared with 1995's first half. Net-debt (short-term borrowings and long-term debt, less cash and short-term investments) and the ratio of net-debt to total capital (net-debt and stockholders' equity) was $140,383,000 and 29% at July 31, 1996 compared with $98,501,000 and 27% at January 31, 1996. The increase in net-debt was necessary to support working capital increases. It is management's goal, on an annual basis, to generate cash flow that is sufficient to finance the Company's business activities and planned expansion.

In the first quarter of 1996, the Company borrowed yen 5,000,000,000 ($46,805,000) from a lender in Japan. The loan has a 15-year term at a rate of 4.50%. The proceeds were used for working capital and construction costs associated with the Company's flagship store in Tokyo which opened in May 1996, as well as to reduce short-term indebtedness in Japan. The Company also prepaid a long-term trade payable of yen 2,750,000,000 ($25,807,000) which was due on or before February 28, 1998, and which related to certain merchandise repurchased in 1993 as part of the Company's realignment of its Japan business.

On June 24, 1996 (the "Redemption Date"), the Company redeemed approximately $900,000 of Tiffany's $50,000,000 principal amount 6-3/8% Convertible Subordinated Debentures Due 2001 (the "Debentures"). The remaining $49,100,000 of the Debentures were converted into shares of the Company's Common Stock at the option of the holders. In accordance with the terms of the Debentures, the redemption price was 101 percent of principal amount, subject to conversion of principal at the rate of $28.00 per share (adjusted to reflect the two-for-one stock split in July 1996). The right of conversion expired at the close of business on the Redemption Date.

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

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security-Holders

At Registrant's Annual Meeting of Stockholders held on May 16, 1996 each of the nominees listed below was elected a director of Registrant to hold office until the next annual meeting of the stockholders and until his or her respective successor has been elected and qualified. Tabulated with the name of each of the nominees elected is the number of Common shares cast for each nominee and the number of Common shares withholding authority to vote for each nominee. There were no broker non-votes or abstentions with respect to the election of directors.

      Nominee                 Voted For   Withholding Authority

      William R. Chaney       14,666,664        98,728
      Jane Dudley             14,661,585       103,807
      Samuel L. Hayes III     13,992,328       773,064
      Michael J. Kowalski     14,666,338        99,054
      Charles K. Marquis      14,666,628        98,764
      James E. Quinn          14,664,688       100,704
      Yoshiaki Sakakura       13,988,442       776,950
      William A. Shutzer      14,666,728        98,664
      Geraldine Stutz         14,665,780        99,612

At such meeting, the stockholders approved an amendment to the Company's 1986 Stock Option Plan to increase by 500,000 the number of shares of the Company's Common Stock available for issuance under that Plan. With respect to such amendment, 12,479,377 shares were voted to approve, 2,174,453 shares were voted against, and 111,562 shares abstained from voting. There were no broker non-votes with respect to the approval of the amendment to the Company's 1986 Stock Option Plan.

In addition, the stockholders approved the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company's fiscal 1996 financial statements. With respect to such appointment, 14,696,619 shares were voted to approve, 55,785 shares were voted against, and 12,988 shares abstained from voting. There were no broker non-votes with respect to the approval of the appointment of Coopers & Lybrand L.L.P.

The stockholders also approved an amendment to the Company's Restated Certificate of Incorporation to increase from 30,000,000 to 60,000,000 the number of shares of Common Stock, $.01 par value, which the Company is authorized to issue. With respect to such approval, 13,914,324 shares were voted to approve, 836,846 were voted against, and 14,022 shares abstained from voting. There were 200 broker non-votes with respect to the approval of the amendment to the Company's Restated Certificate of Incorporation.

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

                                          TIFFANY & CO.
                                          (Registrant)


Date: September 12, 1996            By:  /s/ James N. Fernandez
                                        ------------------------------------
                                         James N. Fernandez
                                         Senior Vice President - Finance
                                         and Chief Financial Officer
                                         (principal financial officer)

                                 EXHIBIT INDEX



Exhibit Number     Description                                             Page
- --------------     --------------------------------------------------      ----

         11        Statement re Computation of Per Share Earnings.           17