Form 10-Q
period 1996-10-31
TIFFANY & CO
filed 1996-12-12
CIK 98246

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarter ended October 31, 1996.  OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__ .       No_____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 34,494,963 shares outstanding at the close of business on October 31, 1996.

                         TIFFANY & CO. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1996





PART I - FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements

           Consolidated Balance Sheets - October 31, 1996
                (Unaudited), January 31, 1996 and
                October 31, 1995 (Unaudited)                                 3

           Consolidated Statements of Income - for the
                three and nine months ended October 31, 1996
                and 1995 (Unaudited)                                         4

           Consolidated Statements of Stockholders' Equity -
                for the three and nine months ended
                October 31, 1996 (Unaudited)                                 5

           Consolidated Statements of Cash Flows - for
                the nine months ended October 31, 1996
                and 1995 (Unaudited)                                         6

           Notes to Consolidated Financial Statements
                (Unaudited)                                                7-9


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 10-13



PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 14


           (a)  Exhibits

           (b)  Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                         TIFFANY & CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                           October 31,     January 31,         October 31,
                                                                  1996             1996              1995*
                                                           -----------     ------------        -----------
                                                           (Unaudited)                         (Unaudited)
ASSETS

Current assets:
Cash and short-term investments                               $ 19,794         $ 81,966           $ 38,178
Accounts receivable, less allowances
  of $5,919, $5,698 and $4,912                                  80,403           80,084             68,626
Inventories                                                    389,910          311,252            323,384
Deferred income taxes                                            9,100            8,060              7,944
Prepaid expenses                                                28,843           20,584             21,372
                                                              --------         --------           --------

Total current assets                                           528,050          501,946            459,504

Property and equipment, net                                    131,232          115,214            117,628
Deferred income taxes                                            7,575           10,033              8,582
Other assets, net                                               35,531           27,064             27,461
                                                              --------         --------           --------

                                                              $702,388         $654,257           $613,175
                                                              ========         ========           ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                         $ 74,218         $ 78,967           $ 80,476
Accounts payable and accrued liabilities                       131,277          108,829            107,941
Income taxes payable                                               240           19,672              9,682
Merchandise and other customer credits                          12,522           11,054              9,776
                                                              --------         --------            -------

Total current liabilities                                      218,257          218,522            207,875

Long-term trade payable                                              -           25,688             26,975
Reserve for product return                                       6,428           11,238             11,941
Long-term debt                                                  95,340          101,500            101,500
Postretirement/employment benefit obligation                    18,997           18,031             17,715
Other long-term liabilities                                     15,496           14,900             11,834

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized
   60,000 shares, issued 34,495, 31,976 and 31,622                 345              320                316
Additional paid-in capital                                     148,979           82,460             75,019
Retained earnings                                              203,918          185,823            161,464
Foreign currency translation adjustments                        (5,372)          (4,225)            (1,464)
                                                              --------          --------           --------
 Total stockholders' equity                                    347,870          264,378            235,335
                                                              --------          --------           --------

                                                              $702,388         $654,257            $613,175
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

                         TIFFANY & CO. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                    (in thousands, except per share amounts)

                                                        For the                  For the
                                             Three Months Ended        Nine Months Ended
                                                    October 31,              October 31,
                                            -------------------     --------------------
                                                1996       1995         1996        1995
                                                ----       ----         ----        ----

Net sales                                   $210,985   $187,766     $594,489    $522,592

Cost of goods sold                            96,701     87,062      279,957     248,107
                                            --------   --------     --------    --------

Gross profit                                  114,284    100,704     314,532     274,485

Selling, general and administrative
  expenses                                     95,183     88,776     265,483     242,537
Provision for uncollectible accounts              458        110       1,250         806
                                             --------   --------    --------    --------

Income from operations                         18,643     11,818      47,799      31,142

Other expenses, net                             2,186        765       7,886       6,948
                                             --------   --------    --------    --------

Income before income taxes                     16,457     11,053      39,913      24,194

Provision for income taxes                      7,110      4,779      17,243      10,452
                                             --------   --------    --------    --------

Net income                                   $  9,347   $  6,274    $ 22,670    $ 13,742
                                             ========   ========    ========    ========

Net income per share:

Primary                                      $   0.26   $   0.19    $   0.65    $   0.43
                                             ========   ========    ========    ========

Fully diluted                                $   0.26   $   0.19    $   0.65    $   0.43
                                             ========   ========    ========    ========


Weighted average number of common shares:

Primary                                        35,845     32,407      34,654      31,995

Fully diluted                                  35,845     34,212      35,675      34,115



                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)

                                                                                                   Foreign
                                             Total                    Additional                  Currency
                                     Stockholders'     Common  Stock     Paid-In   Retained    Translation
                                            Equity     Shares Amount     Capital   Earnings    Adjustments
                                     --------------    ------ ------  ----------   --------    -----------
BALANCES, January 31, 1996                $264,378    15,988    $160     $82,620   $185,823        $(4,225)
Two-for-one stock split                          -    16,195     162        (162)         -              -
Issuance of Common Stock                     1,000        18       -       1,000          -              -
Exercise of stock options                    6,809       189       2       6,807          -              -
Tax benefit from exercise of
 stock options                               1,303         -       -       1,303          -              -
Cash dividends on Common Stock              (1,131)        -       -           -     (1,131)             -
Foreign currency translation
 adjustments                                   638         -       -           -          -            638
Net income                                   5,077         -       -           -       5,077             -
                                     --------------    ------   ----  ----------   ---------     ----------
BALANCES, April 30, 1996                   278,074     32,390    324      91,568     189,769        (3,587)
                                     --------------    ------   ----  ----------   ---------     ----------

Final stock adjustment to reflect
 actual two-for-one stock split                  -     1,002      10         (10)          -             -
Exercise of stock options                    4,151       136       1       4,150           -             -
Tax benefit from exercise of
 stock options                               2,442         -       -       2,442           -             -
Conversion of Convertible
 Subordinated Debentures                    49,084       877       9      49,075           -             -
Bond fees relating to the
 conversion of Convertible
 Subordinated Debentures                      (741)        -       -        (741)          -             -
Cash dividends on Common Stock              (1,720)        -       -           -      (1,720)            -
Foreign currency translation
 adjustments                                   646         -       -           -           -           646
Net income                                   8,246         -       -           -       8,246             -
                                      -------------   ------    ----   ---------    --------      ---------
BALANCES, July 31, 1996                    340,182    34,405     344     146,484     196,295        (2,941)
                                      -------------   ------    ----   ---------    --------      ---------


Exercise of stock options                    1,707        90       1       1,706           -             -
Tax benefit from exercise of
 stock options                                 789         -       -         789           -             -
Cash dividends on Common Stock              (1,724)        -       -           -      (1,724)            -
Foreign currency translation
 adjustments                                (2,431)        -       -           -           -        (2,431)
Net income                                   9,347         -       -           -       9,347             -
                                      -------------   ------    ----   ---------   ---------      ---------
BALANCES, October 31, 1996                $347,870    34,495    $345    $148,979    $203,918       $(5,372)
                                      -------------   ======    ====   =========   =========      =========

                 See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                       For the
                                                                             Nine Months Ended
                                                                                   October 31,
                                                                            ------------------
                                                                               1996      1995*
                                                                            --------  --------
Cash Flows From Operating Activities:
  Net income                                                                $ 22,670   $13,742
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                                             15,502    14,454
    Provision for uncollectible accounts                                       1,250       806
    Reduction in reserve for product return                                   (4,810)   (1,162)
    Provision for inventories                                                  3,594     2,673
    Deferred income taxes                                                      1,371    (5,891)
    Income tax receivable                                                          -     7,925
    Gain on liquidation of subsidiary                                              -    (2,330)
    Impairment loss on certain assets                                              -     2,519
    (Gain)/loss on disposal of fixed assets                                      (24)    1,482
    Provision for postretirement/employment benefits                             966     1,134
    (Increase)/decrease in assets and increase/(decrease) in liabilities:
    Accounts receivable                                                       (3,624)   (7,351)
    Inventories                                                              (91,071)  (58,394)
    Prepaid expenses                                                          (9,168)   (4,233)
    Other assets, net                                                        (10,634)    3,257
    Accounts payable                                                          16,322    22,246
    Accrued liabilities                                                        9,353     8,228
    Income taxes payable                                                     (19,309)   (3,978)
    Merchandise and other customer credits                                     1,468     1,247
    Other long-term liabilities                                                  645        97
                                                                             -------    -------
  Net cash used in operating activities                                      (65,499)   (3,529)
                                                                             -------    -------

Cash Flows From Investing Activities:
  Capital expenditures                                                       (30,456)  (21,323)
  Proceeds from sale of fixed assets                                              26       159
  Proceeds from lease incentives                                               1,590         -
                                                                             -------    -------
  Net cash used in investing activities                                      (28,840)   (21,164)
                                                                             -------    -------

Cash Flows From Financing Activities:
 (Payments on)/proceeds from short-term borrowings                              (351)    19,104
  Prepayment of long-term trade payable                                      (25,432)         -
  Proceeds from issuance of long-term debt                                    45,324          -
  Proceeds from exercise of stock options                                     12,667      2,061
  Tax benefit from exercise of stock options                                   4,534        698
  Cash dividends on Common Stock                                              (4,575)    (3,310)
                                                                              -------    -------
  Net cash provided by financing activities                                   32,167     18,553
                                                                              -------    -------

Net decrease in cash and short-term investments                              (62,172)    (6,140)
  Cash and short-term investments at beginning of year                        81,966     44,318
                                                                             -------    -------

  Cash and short-term investments at end of period                           $19,794    $38,178
                                                                             =======    =======


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the nine months for:
    Interest expense                                                         $ 8,735     $7,124
                                                                             =======    =======

    Income taxes (Net of $7,925 Federal income
      tax refund in 1995)                                                    $32,641    $10,848
                                                                             =======    =======

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Conversion of Subordinated Debentures to Equity                           $48,343          -
                                                                             =======    =======
   Issuance of Common Stock for the Employee Profit
    Sharing and Retirement Savings Plan                                      $ 1,000    $   598
                                                                             =======    =======

*Reclassified for comparative purposes

                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.       CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The statements are without audit and, in the opinion of management, include all adjustments (which include only normal recurring adjustments except for the adjustment necessary as a result of the LIFO method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of October 31, 1996 and the results of operations and cash flows for the interim periods presented. The audited financial statements for January 31, 1996 are derived from the audited financial statements which are included in the Company's Form 10-K filing, but do not include all disclosures required by generally accepted accounting principles.

         Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the three and nine months ended October 31, 1996 and 1995 are not necessarily indicative of the results of the entire fiscal year.

2.       INVENTORIES

         Inventories at October 31, 1996, January 31, 1996 and October 31, 1995 are summarized as follows:

                            October 31,    January 31,    October 31,
         (in thousands)            1996           1996           1995
         --------------     -----------    -----------    -----------


         Finished goods        $329,917       $257,344       $268,749
         Raw materials           53,640         48,366         49,519
         Work-in-process         11,004          7,217          7,264
                                -------        -------        -------
                                394,561        312,927        325,532
         Reserves                (4,651)        (1,675)        (2,148)
                                -------        -------        -------

                               $389,910       $311,252       $323,384
                               ========       ========       ========


         At October 31, 1996, January 31, 1996 and October 31, 1995, $289,403,000, $229,300,000 and $230,222,000, respectively, of inventories were valued using the LIFO method. The excess of such inventories valued at replacement cost over the value based upon the LIFO method was $14,649,000 at October 31, 1996 and $11,870,000 at both January 31, 1996 and October 31, 1995. The LIFO valuation method had the effect of decreasing net income by $0.02 and $0.01 per share for the three-month periods ended October 31, 1996 and 1995, respectively. The LIFO valuation method had the effect of decreasing net income by $0.05 and $0.04 per share for the nine-month periods ended October 31, 1996 and 1995, respectively.

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

4.       LONG TERM DEBT

         In the first quarter of 1996, the Company borrowed yen 5,000,000,000 ($43,840,000) from a lender in Japan. The loan has a 15-year term at a rate of 4.50%. The proceeds were used for working capital and construction costs associated with the Company's flagship store in Tokyo which opened in May 1996, as well as to reduce short-term indebtedness in Japan.

         On June 24, 1996 (the "Redemption Date"), the Company redeemed approximately $900,000 of Tiffany's $50,000,000 principal amount 6-3/8% Convertible Subordinated Debentures Due 2001 (the "Debentures"). The remaining $49,100,000 principal amount of the Debentures was converted into shares of the Company's Common Stock at the option of the holders. In accordance with the terms of the Debentures, the redemption price was 101 percent of their principal amount, subject to conversion of principal at the rate of $28.00 per share (adjusted to reflect the two-for-one stock split in July 1996). The right of conversion expired at the close of business on the Redemption Date.

5.       FINANCIAL HEDGING INSTRUMENTS

         In accordance with the Company's foreign currency hedging program, at October 31, 1996, the Company had outstanding purchased put options maturing at various dates through January 23, 1998, giving it the right, but not the obligation, to sell yen 9,344,000,000 for dollars at predetermined contract-exchange rates. The deferred unrealized gain on the Company's purchased put options amounted to $5,072,000 at October 31, 1996. If the market yen/dollar-exchange rates at maturity are below the contract rates, the Company will allow the options to expire.

         To mitigate exchange rate fluctuations related to intercompany inventory purchases for the Company's business in Japan, the Company enters into forward exchange yen contracts. At October 31, 1996, the Company had $13,636,000 of such contracts outstanding, which subsequently matured on November 26, 1996. At October 31, 1995, the Company had $11,178,000 of such contracts outstanding, which subsequently matured on November 27, 1995.

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

7.       SUBSEQUENT EVENT

         On November 21, 1996 Tiffany's Board of Directors declared a quarterly dividend of $0.05 per common share. This dividend will be paid on January 10,1997 to stockholders of record on December 20, 1996.

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

Net sales in the three months ended October 31, 1996 (third quarter) increased 12% over 1995's third quarter. Net sales in the nine-month period ended October 31, 1996 (year-to-date) rose 14% over 1995's year-to-date. Net sales by channel of distribution were as follows:

                           Three months          Nine months
                           ended October 31,     ended October 31,
                          -------------------   ------------------
(in thousands)               1996       1995       1996       1995
--------------            --------   --------   --------  --------
U.S. Retail               $ 99,715   $ 87,372   $272,610  $231,281
Direct Marketing            22,546     20,820     63,572    59,940
International Retail        88,724     79,574    258,307   231,371
                          --------   --------   --------  --------
                          $210,985   $187,766   $594,489  $522,592
                          ========   ========   ========  ========



U.S. Retail sales increased 14% in the third quarter and 18% for the year-to-date over the corresponding 1995 periods. The increases were primarily generated by comparable U.S. store sales growth of 9% in the third quarter and 11% for the year-to-date, as well as the addition of new stores that opened in the past year -- Short Hills, NJ (September 1995), King of Prussia, PA (November
1995) and Chevy Chase, MD (May 1996). Comparable U.S. store sales growth was primarily generated by an increase in the number of retail transactions made by local-resident customers. In addition, wholesale sales increased in the third quarter and year-to-date.

Direct Marketing sales increased 8% in the third quarter and 6% for the year-to-date. The increases were largely due to higher catalog sales, which rose 13% in the third quarter and 12% for the year-to-date, primarily resulting from increased catalog orders. Corporate sales rose 5% in the third quarter and 3% for the year-to-date, largely due to a higher number of orders. Management believes that its corporate customers remain generally cautious in their spending and, as such, that the sales environment remains challenging. Therefore, in order to increase U.S. market penetration, the corporate division has established a presence in 11 additional U.S. markets in 1996.

International Retail sales increased 11% in the third quarter and 12% for the year-to-date. Sales growth was achieved in the Asia-Pacific, Europe, Canada and Middle East regions. In Japan, the Company's largest international market, total sales in local currency rose 22% in both the third quarter and year-to-date. When translated into U.S. dollars, these yen-denominated sales increases were partially offset by the effect of a weakening yen against the dollar in comparison to 1995. Sales increases in Japan in local currency were due to comparable store sales growth of 6% in the quarter and 9% for the year-to-date, as well as strong sales in the Company's new flagship store in Tokyo that opened in May 1996. Although the flagship store adversely affected comparable store sales growth in several existing department-store boutiques in Tokyo, total sales in Tokyo were substantially above 1995 levels. Sales growth was also achieved in other Asia-Pacific markets, while European comparable store sales in local currencies rose 13% in the third quarter and 21% for the year-to-date.

The Company's reported sales and earnings results benefit from a strengthening Japanese yen and are adversely affected by a strengthening U.S. dollar. The Company maintains a foreign currency hedging program for merchandise purchase transactions initiated from Japan in order to reduce the potential negative impact on the Company's financial results of a significant strengthening of the U.S. dollar against the yen. At October 31, 1996, the Company had outstanding purchased put options maturing at various dates through January 23, 1998, giving it the right, but not the obligation, to sell yen 9,344,000,000 for dollars at predetermined contract-exchange rates. The deferred unrealized gain on the Company's purchased put options amounted to $5,072,000 at October 31, 1996. If the market yen/dollar-exchange rates at maturity are below the contract rates, the Company will allow the options to expire. In addition, at October 31, 1996, the Company had $13,636,000 of outstanding forward exchange yen contracts, which subsequently matured on November 26, 1996, to mitigate exchange rate fluctuations related to intercompany inventory purchases for the Company's business in Japan. At October 31, 1995, the Company had $11,178,000 of outstanding forward exchange yen contracts, which subsequently matured on November 27, 1995.

Gross margin (gross profit as a percentage of net sales) of 54.2% in the third quarter and 52.9% for the year-to-date compared with 53.6% and 52.5% in the respective 1995 periods. The year-over-year increases were due to shifts in sales mix toward the Company's retail businesses and product categories that achieve gross margins above the total Company average.

Operating expenses (selling, general and administrative expenses and the provision for uncollectible accounts) increased 8% in the third quarter and 10% for the year-to-date over the corresponding 1995 periods. The increases were largely due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses. The rate of expense growth was moderated due to the effect of translating yen-denominated expenses into dollars. In addition, the third quarter of 1995 included a $2.5 million charge for the impairment of assets in the Company's Frankfurt store, in accordance with Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". As a percentage of net sales, operating expenses of 45.3% in 1996's third quarter were lower than 47.3% in the prior year, and the ratio of 44.9% for the year-to-date was lower than 46.6% in the prior year. Excluding the SFAS No. 121 charge, operating expenses as a percentage of net sales would have been 46.0% in 1995's third quarter and 46.1% for 1995's year-to-date.

As a result of the above factors, income from operations increased 58% in 1996's third quarter and rose 53% for the year-to-date over the respective 1995 periods.

Other expenses, net in 1996's third quarter and the year-to-date were higher than the prior year due to a $2.3 million pretax gain in the third quarter of 1995 that was related to the restructuring of the Company's watch assembly operations in Switzerland. Excluding that gain, other expenses declined year-over-year due to lower interest expense related to the conversion and redemption in June 1996 of the Company's $50,000,000 principal amount 6-3/8% Convertible Subordinated Debentures Due 2001.

Net income in the third quarter rose 49% over 1995 and increased 65% for the year-to-date. Net income as a percentage of net sales in the third quarter was 4.4% in 1996 versus 3.3% in 1995, while the year-to-date ratio was 3.8% in 1996 versus 2.6% in 1995.

FINANCIAL CONDITION

Management believes that the Company's financial condition at October 31, 1996 provides sufficient liquidity and resources to support current business activity and planned expansion. Working capital and the corresponding current ratio were $309,793,000 and 2.4:1 at October 31, 1996 compared with $283,424,000 and 2.3:1 at January 31, 1996. Inventories (representing the largest component of working capital and assets) were $389,910,000 at October 31, 1996, or 25% higher than at January 31, 1996. The increase was primarily due to merchandise purchases to support sales growth, new stores (including the Company's new flagship store in Tokyo, Japan) and expanded product offerings. Inventory turnover was 0.9 times at October 31, 1996 and 1.0 times at January 31, 1996. The Company's ongoing objective is to improve inventory performance through: refinement of worldwide replenishment systems; focus on the specialized disciplines of product development, assortment planning and inventory management; improved presentation and management of display inventories in each store; assortment editing by product category; and a time-phased program of improvements in warehouse management and supply chain logistics.

Capital expenditures were $30,456,000 in 1996's year-to-date compared with $21,323,000 in the corresponding 1995 period. On the basis of current plans, the Company expects capital expenditures in the year ending January 31, 1997 to be approximately $42,000,000 compared with $26,455,000 in the prior year. The increase is primarily related to the opening of new retail stores (particularly the Company's flagship store in Tokyo, Japan), expansion of administrative and office facilities and certain costs associated with development of the Company's new customer service/distribution center in Parsippany, New Jersey.

The Company incurred a net cash outflow from operating activities of $65,499,000 in 1996's year-to-date compared with an outflow of $3,529,000 in 1995. The increased cash outflow was largely due to higher inventory purchases compared with 1995's year-to-date. Net-debt (short-term borrowings and long-term debt, less cash and short-term investments) and the ratio of net-debt to total capital (net-debt and stockholders' equity) was $149,764,000 and 30% at October 31, 1996 compared with $98,501,000 and 27% at January 31, 1996. The increase in net-debt was necessary to support working capital increases. If the Company achieves its objectives for fourth quarter sales growth and receivable collections, management expects the resulting excess cash flow will be used to reduce net-debt and finance future business activities and planned expansion.

In the first quarter of 1996, the Company borrowed yen 5,000,000,000 ($43,840,000) from a lender in Japan. The loan has a 15-year term at a rate of 4.50%. The proceeds were used for working capital and construction costs associated with the Company's flagship store in Tokyo which opened in May 1996, as well as to reduce short-term indebtedness in Japan. The Company also prepaid a long-term trade payable of yen 2,750,000,000 ($25,807,000) which was due on or before February 28, 1998 and which related to certain merchandise repurchased in 1993 as part of the Company's realignment of its Japan business.

On June 24, 1996 (the "Redemption  Date"),  the Company  redeemed  approximately
$900,000  of  Tiffany's   $50,000,000   principal   amount  6-3/8%   Convertible

Subordinated Debentures Due 2001 (the "Debentures"). The remaining $49,100,000 of the Debentures were converted into shares of the Company's Common Stock at the option of the holders. In accordance with the terms of the Debentures, the redemption price was 101 percent of their principal amount, subject to conversion of principal at the rate of $28.00 per share (adjusted to reflect the two-for-one stock split in July 1996). The right of conversion expired at the close of business on the Redemption Date.



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

                                         TIFFANY & CO.
                                         (Registrant)


Date: December 12, 1996                  By: /s/ James N. Fernandez
                                            ------------------------------------
                                            James N. Fernandez
                                            Senior Vice President - Finance
                                            and Chief Financial Officer
                                            (principal financial officer)

                                  EXHIBIT INDEX



Exhibit                                                           Sequentially
Number                                                            Numbered Page

         11                Statement re Computation of                   16
                           Per Share Earnings

         27                Financial Data Schedule                       --
                           (submitted to SEC only)

Item 6.                        TIFFANY & CO. AND SUBSIDIARIES
EXHIBIT 11             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
----------             ----------------------------------------------
                                         Unaudited)
                            (in thousands, except per share data)

                                                                                                                 For the
                                                                   Three Months Ended                  Nine Months Ended
                                                                          October 31,                        October 31,
                                                          ---------------------------         --------------------------
                                                               1996              1995              1996             1995
                                                          ----------       ----------         ---------       ----------
PRIMARY EARNINGS PER SHARE:

Net income on which primary
   earnings per share are based                             $ 9,347           $ 6,274           $22,670          $13,742
                                                            =======           =======           =======          =======

Weighted average number of
 common shares                                               34,488            31,620            33,398           31,528

  Add:
    Weighted average effect of the
    exercise of stock options                                 1,357               787             1,256              467
                                                            -------           -------           -------          -------

Weighted average number of shares on
 which primary earnings are based                            35,845            32,407            34,654           31,995
                                                            =======           =======           =======          =======

Primary net income per common share                         $  0.26           $  0.19           $  0.65          $  0.43
                                                            =======           =======           =======          =======

FULLY DILUTED EARNINGS PER SHARE:

Net income on which primary earnings
  per share are based                                       $ 9,347           $ 6,274           $22,670          $13,742

  Add:
   Interest and fees on convertible
   subordinated debt, net of
   applicable income taxes                                        -               428               682            1,298
                                                            -------           -------           -------          -------

Net income on which fully diluted
  earnings per share are based                              $ 9,347           $ 6,702           $23,352          $15,040
                                                            =======           =======           =======          =======

Weighted average number of common shares
  on which fully diluted earnings are based                  35,845            32,426            34,755           32,329

  Add:
   Shares assumed upon conversion
   of convertible debt, using the
   "if converted" method                                          -             1,786               920            1,786
                                                            -------           -------           -------          -------

Weighted average number of shares
 used in calculating fully diluted
 earnings per share                                          35,845            34,212            35,675           34,115
                                                            =======           =======           =======          =======

Fully diluted net income per common share                   $  0.26           $  0.19           $  0.65          $  0.43
                                                            =======           =======           =======          =======


