Form 10-K405
period 1997-01-31
TIFFANY & CO
filed 1997-04-08
CIK 98246

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 1997        COMMISSION FILE NUMBER: 1-9494

                                 TIFFANY & CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     13-3228013
       (STATE OF OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

              727 FIFTH AVENUE,                                   10022
                 NEW YORK, NY                                   (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 755-8000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
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

                                Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                            ------------------------

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING. As of March 25, 1997 the aggregate market value of voting stock held by non-affiliates was $1,232,300,257. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters below.

                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 34,779,076 shares of Common Stock outstanding as of March 25, 1997.

                            ------------------------

     The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant's Annual Report to Stockholders for the Fiscal Year Ended January 31, 1997 (Parts I, II and IV) and Registrant's Proxy Statement Dated April 8, 1997 (Part III).
================================================================================

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

      Industry segment information is not provided because the Registrant operates in a single industry segment: retail and wholesale distribution of fine jewelry, gift and fashion accessory items. Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1997 (Footnote P. "Foreign Operations") is the Registrant's geographic segment information for the fiscal years ended January 31, 1997, 1996 and 1995.

      (c)   Narrative description of business.

      As used below, the terms "Fiscal 1994", "Fiscal 1995" and "Fiscal 1996" refer to the fiscal years ended on January 31, 1995, 1996 and 1997, respectively.

                                    Products

      Registrant's principal product categories are fine jewelry, timepieces, sterling silver goods, china, crystal, stationery, writing instruments, fragrance, leather goods, scarves and ties.

      Registrant offers an extensive selection of fine jewelry at a wide range of prices. In Fiscal 1994, 1995 and 1996, approximately 67%, 70% and 70%, respectively, of Registrant's net sales were attributable to jewelry. See Merchandise Purchasing, Manufacturing and Raw Materials below. Designs are developed by employees, suppliers, independent designers and independent "name" designers. See Designer Licenses below.

      TIFFANY & CO. brand watches and clocks as well as other brands of watches are sold. The range of TIFFANY & CO. brand sterling silver merchandise includes flatware, hollowware (tea and coffee services, bowls, cups and trays), trophies, key holders, picture frames and desk accessories. Crystal, glassware, china and other tableware is sold under the TIFFANY & CO. trademark, as well as the trademarks of well-known manufacturers. Commercial glassware is sold under the JUDEL trademark. Custom engraved stationery, writing instruments, handbags, wallets, scarves, men's ties and fashion accessories are sold under the TIFFANY & CO. trademark. Fragrance products are sold under the trademarks TIFFANY, TRUESTE, and TIFFANY FOR MEN.


TIFFANY & CO. REPORT ON FORM 10-K FY 1996                             - PAGE 2 -

                           Distribution and Marketing

Channels of Distribution

      For financial reporting purposes, Registrant segments its sales as follows:

            U.S. Retail consists of retail sales from stores in the United States and wholesale sales to independent retailers in the United States. Wholesale sales of fragrance products to independent retailers in the Americas are also included. See U.S. Retail below;

            Direct Marketing consists of sales in the United States through a staff of specialized sales personnel who concentrate on business clients, and sales through direct mail catalogs. See Direct Marketing below; and

            International Retail consists of both retail and wholesale sales to customers located outside the United States. See International Retail below.


U.S. Retail

      The Fifth Avenue store in New York accounts for the largest portion of the Company's sales and is the focal point for marketing and public relations efforts. Approximately 19%, 17% and 16% of total Company net sales for Fiscal 1994, 1995 and 1996, respectively, were attributable to the New York store's retail sales. Management believes that the New York retail store will continue to account for a substantial portion of the Company's sales. Approximately 32,450 gross square feet in the New York building are devoted to retail selling.

      Prior to September 1963, when the first branch store was opened in San Francisco, the New York store was Tiffany's sole retail location in the United States. Since that time, branch stores have been opened in the following cities:
Houston (1964), Beverly Hills (1964), Chicago (1966), Atlanta (1969), Dallas
(1982), Boston (1984), Costa Mesa (1988), Vienna, Virginia (Washington D.C.
area) (1990), Philadelphia (1990), Palm Beach (1991), San Diego (1992), Honolulu
(1992), Troy, Michigan (1992), Bal Harbour (1993), Maui, Hawaii (1994), Oak Brook, Illinois (1994), Short Hills, New Jersey (1995), White Plains, New York
(1995), King of Prussia, Pennsylvania (1995), Chevy Chase, Maryland (1996) and Bergen County, New Jersey (1996). Each of the 22 U.S. branch stores displays a representative selection of merchandise but none maintains the extensive selection carried by the New York store. Management currently contemplates the opening of new branch stores in major United States cities at the rate of approximately three per year. Lease agreements to open branches in Palo Alto, California, Denver, Colorado and Las Vegas, Nevada and to move to a larger location in Chicago, Illinois


- PAGE 3 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1996
have been entered into. Subject to completion of construction, Registrant expects to open for business in Palo Alto in June, 1997 and in Denver and Las Vegas in the fall of 1998 and to relocate its store in Chicago in October, 1997. See Item 2. Properties below for further information concerning U.S. Retail store leases. United States branch stores range in size from approximately 1,600 to 16,000 gross square feet and total approximately 217,000 gross square feet devoted to retail purposes. Historically, an average of approximately 45% of the floor space in each branch store has been devoted to retail selling. Newer stores range from approximately 6,000 to 8,000 square feet and are designed to devote approximately 60% of total floor space to retail selling. Among new stores that will be opened, some will be configured in an even smaller format of approximately 3,500 gross square feet.

      Tiffany sells jewelry, watches, tableware and other products at wholesale to approximately 237 United States independent retail locations (exclusive of locations which sell TIFFANY fragrance products but not other TIFFANY & CO. products). Selected merchandise is provided to these accounts at wholesale prices that allow traditional retail jewelry mark-ups.

      TIFFANY, TRUESTE and TIFFANY FOR MEN brand fragrance products are sold in Registrant's own stores, through its Direct Marketing channel of distribution and through wholesale distribution in the U.S. and many overseas markets. TIFFANY, TRUESTE and TIFFANY FOR MEN products are now available in approximately 2,845 retail locations in the United States and abroad. Chanel, Inc. sells fragrance concentrates to Tiffany. A subsidiary of Chanel, Inc. provides production, packaging, warehousing, accounting and U.S. distribution services. Tiffany retains control of marketing and promotion and owns all fragrance product inventories and receivables.


TIFFANY & CO. REPORT ON FORM 10-K FY 1996                             - PAGE 4 -

Direct Marketing

      Corporate Division sales executives call on business clients throughout the United States, selling products drawn from the retail product line and items specially developed for the business market, including trophies and items made to customer specifications. Price allowances are given to business customers for volume purchases. Corporate Division customers purchase for business gift giving, employee service and achievement recognition awards, customer incentives and other purposes. Products and services are marketed through a sales force of approximately 157 persons, through advertising in newspapers and business periodicals and through the publication of special catalogs.

      Tiffany also distributes catalogs of selected merchandise to its proprietary list of mail and telephone customers and to mailing lists rented from third parties. Four seasonal SELECTIONS(R) catalogs are published, supplemented by COLLECTIONS and other catalogs. The following table sets forth certain data with respect to mail order operations for the periods indicated:

                                                      Fiscal Years Ended January 31,
                                                    1995           1996          1997
                                                    ----           ----          ----
Number of names on catalog mailing list at
year-end (consists of customers who
purchased by mail or telephone prior to the
applicable date):                                 595,165        662,000       733,100

Total catalog mailings during fiscal year (in
millions):                                           15.0           17.5          20.6

Total mail or telephone orders received
during fiscal year:                               239,485        258,879       288,133


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


- PAGE 5 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1996

                             International Locations

========================================================================================================
                 LOCATIONS OPERATED BY REGISTRANT'S SUBSIDIARIES
========================================================================================================
FREE-STANDING STORES                                 JAPAN: MITSUKOSHI DEPARTMENT STORES
Tokyo (Ginza Flagship Store)                         Tokyo (Nihombashi)       Takamatsu
London, England                                      Tokyo (Shinjuku)(2)      Matsuyama
Zurich, Switzerland                                  Tokyo (Ginza)            Hirakata
Munich and Frankfurt, Germany                        Tokyo (Ikebukuro)        Kobe
Milan and Florence, Italy (Faraone)                  Yokohama                 Nagoya (Hoshigaoka)
Hong Kong (Peninsula Hotel)                          Sendai                   Nagoya (Sakae)
Hong Kong (Landmark Center)                          Sapporo                  Niigata
Taipei, Taiwan (Regent Galleria)                     Osaka                    Chiba
Singapore (Raffles Hotel)                            Kurashiki                Kagoshima
Singapore (Ngee Ann City)                            Hiroshima                Okinawa
Toronto, Canada
Sydney, Australia
Seoul, Korea (Grand Hyatt Hotel)

-------------------------------------------------------------------------------------------------
JAPAN: NON-MITSUKOSHI DEPARTMENT STORES              JAPAN: OTHER MITSUKOSHI LOCATIONS
Kawasaki, (Saikaya Department Store)                 (NON-DEPARTMENT STORE LOCATIONS)
Kokura, (Izutsuya Department Store)                  Hilton Hotel, Nagoya, Japan
Kumamoto, (Tsuruya Department Store)                 Hotel Okura, Kobe, Japan
Kyoto, (Daimaru Department Store)                    Tokyo Bay Hotel, Tokyo, Japan
Hamamatsu, (Matsubishi Department Store)             Royal Hotel, Osaka, Japan
Oita, (Tokiwa Department Store)                      Nagano, Japan (Specialty Store)
Osaka (Shinsaibashi), (Daimaru Department Store)     Fukuoka, Japan (Specialty Store)
Osaka (Umeda), (Daimaru Department Store)            Kanazawa, Japan (Specialty Store)
Sagamihara (Isetan Department Store)                 The Landmark, Yokohama, Japan

OTHER DEPARTMENT STORE LOCATIONS                     ASIA-PACIFIC: MITSUKOSHI DEPARTMENT STORES
Hong Kong (Sogo Department Store)                    Tainan, Taiwan
Kaohsiung, Taiwan (Hanshin Department Store)
Taipei, Taiwan (Sogo Department Store)
Melbourne, Australia (Daimaru Department Store)

==================================================================================================================
LOCATIONS OPERATED BY LOTTE TRADING CO., LTD.              LOCATIONS OPERATED BY MITSUKOSHI LIMITED AND AFFILIATES
==================================================================================================================
Lotte World Department Store, Seoul (Duty-free)             DEPARTMENT STORE LOCATIONS
Lotte Department Store, Seoul (Duty-free) (Duty-paid)       Taipei, Taiwan
Hotel Lotte, Seoul (Lobby boutique) (Duty-free)             Tokyo (Nihombashi), Japan (Faraone)
Hotel Paradise, Pusan (Duty-free)                           NON-DEPARTMENT STORE LOCATIONS
Hotel Lotte, Pusan (Duty-free)(Duty-paid)                   Moana Surfrider Hotel, Honolulu, Hawaii
                                                            Tumon Sands Plaza, Guam
==================================================================================================================
LOCATIONS OPERATED BY OTHER THIRD PARTIES
==================================================================================================================
DFS: Australia, Saipan, Singapore (2) and Taiwan
DFS: Hong Kong
Holt-Renfrew: Montreal, Vancouver, Calgary, Ottawa
Central JTC, Bangkok, Thailand
Plaza Indonesia, Jakarta, Indonesia
Rustan's Department Store, Manila, Philippines (2)
==================================================================================================================

TIFFANY & CO. REPORT ON FORM 10-K FY 1996                             - PAGE 6 -

      The preceding listing does not include international "trade accounts", i.e. non-U.S. retailers to which TIFFANY & CO. or FARAONE brand merchandise is sold on a wholesale basis, but which do not operate a dedicated TIFFANY & CO. or FARAONE boutique within their respective stores.

      As of March 25, 1997, Mitsukoshi Limited of Japan and its affiliated companies ("Mitsukoshi") owned 4,270,000 shares, or 12.3% of the Registrant's Common Stock. Mr. Yoshiaki Sakakura, Chairman and Chief Executive Officer of Mitsukoshi, was appointed a director of the Registrant on November 15, 1989, and will continue to serve as a director if elected by Registrant's stockholders at their annual meeting scheduled to be held on May 15, 1997.

       From 1972 through July 1993, selected TIFFANY & CO. products, principally jewelry and watches, were purchased from Tiffany by Mitsukoshi for distribution in Japan in TIFFANY & CO. boutiques. Under the agreement with Tiffany by which Mitsukoshi purchased and distributed TIFFANY & CO. products in Japan (the "Distribution Agreement"), all sales transactions between Tiffany and Mitsukoshi were denominated in U.S. dollars. Registrant recorded wholesale sales to Mitsukoshi as revenue and Mitsukoshi received the merchandise into inventory and recorded revenue on the final sale in Japanese yen to the ultimate consumer. Mitsukoshi established retail prices for TIFFANY & CO. merchandise in Japan and bore responsibility for management of inventory and the risk of currency fluctuations between the Japanese yen and the U.S. dollar.

      In 1992, Registrant assumed the operation of four TIFFANY & CO. boutiques previously operated by Mitsukoshi in third-party department stores in Japan. Registrant now operates nine boutiques in Japan in non-Mitsukoshi department stores.

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


- PAGE 7 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1996

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

      In Fiscal 1994, 1995 and 1996, respectively, sales made in TIFFANY & CO. boutiques located in Mitsukoshi's stores constituted 21%, 21% and 18% of Registrant's net sales and Mitsukoshi's wholesale purchases from Tiffany constituted, respectively, 3%, 2% and 2% of Registrant's net sales.

      Because the inventory repurchased and to be repurchased by Tiffany from Mitsukoshi under the 93 Agreement was previously sold by Tiffany to Mitsukoshi, Registrant reversed the sales and related gross profit associated with the repurchase. Accordingly, in 1993 Registrant established a $57.5 million reserve for product returns. As of January 31, 1997 approximately (Yen)1.48 billion ($12.2 million) of TIFFANY & CO. inventory remained to be repurchased by Tiffany within the period ending February 28, 1998. The price for inventories to be repurchased by Tiffany is payable in Japanese yen.

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

      In lieu of forming such a corporation, Mitsukoshi, Tiffany and Tiffany-Japan entered into an Agreement dated February 23, 1996 (the "FSS Agreement") governing the operation of a 7,700 square foot TIFFANY & CO. store in premises (the "Premises") located in Tokyo's Ginza shopping district (the "Flagship Store"). The FSS Agreement will expire on September 30, 2001. The Premises are leased by a third party to Tiffany-Japan for a fixed annual rental and subleased by Tiffany-Japan to Mitsukoshi on a percentage-of-sales basis (the "Sublease"). Tiffany-Japan completed, at its cost, all necessary improvements to equip the Premises and delivered the Premises to Mitsukoshi in May of 1996. Under the FSS Agreement, Tiffany-Japan bears all costs of operating the Premises. Tiffany-Japan selects and furnishes its own merchandise for display in the Flagship Store, prices the merchandise for retail sale, bears all risk of loss until the merchandise is sold to a customer and determines all issues of display, packaging, signage and advertising. Mitsukoshi acts for Tiffany-Japan in the sale of the merchandise, collects and holds the sales proceeds, makes credit available to customers, bears all credit losses and provides its point-of-sale transaction processing system (the "POS System"). Tiffany-Japan provides all necessary staff other than ten employees provided by Mitsukoshi. After compensating Tiffany-Japan on a percentage-of-sales basis for Sublease rent and staffing, Mitsukoshi retains 8.3% of net sales for most sales transactions in the Flagship Store. Management of the Flagship Store, other than with respect to the POS System, is the responsibility of Tiffany-Japan.


TIFFANY & CO. REPORT ON FORM 10-K FY 1996                             - PAGE 8 -

      Under separate agreements, Mitsukoshi operates a FARAONE boutique in its Nihombashi store in Tokyo, a TIFFANY & CO. boutique in its department store in Taipei, and TIFFANY & CO. boutiques in Honolulu and on the island of Guam. Tiffany sells merchandise to Mitsukoshi for resale in these boutiques on a wholesale basis.

      Wholesale distribution of TIFFANY & CO. jewelry and/or watches is also made through independent distributors in Australia, Europe, Indonesia, Japan, Korea, the Middle East, the Philippines, Saipan, Singapore, Taiwan, Thailand, Argentina, Brazil, Honduras, Mexico, Panama and Uruguay.

      In October 1989, Registrant completed the purchase of a controlling interest in the parent corporation of Faraone, S.p.A. ("Faraone"), a manufacturing jeweler which operates retail jewelry stores under the FARAONE tradename in Milan and Florence and offers its products at wholesale to other retailers in Europe and through a Mitsukoshi-operated FARAONE boutique in Japan. Faraone also offers TIFFANY & CO. products in its stores and through its wholesale distribution, and FARAONE products are offered in certain TIFFANY & CO. stores.

      Registrant expects to continue to open stores in locations outside the United States. However, the timing and success of this program will depend upon many factors, including Registrant's ability to obtain suitable retail space on satisfactory economic terms and the extent of consumer demand for TIFFANY & CO. products in overseas markets. Such demand varies from market to market. TIFFANY & CO. boutiques have now been installed in nearly all current Mitsukoshi department stores in Japan. Future expansion in Japan will, to some extent, be dependent upon Mitsukoshi opening new department stores. However, under its agreement with Mitsukoshi, Tiffany has retained certain rights so that it may undertake further development in Japan on its own initiative, and Tiffany also operates and plans to operate additional boutiques in stores other than Mitsukoshi in locations outside of Tokyo.

- PAGE 9 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1996

      Tiffany began its ongoing program of international expansion through proprietary retail stores in 1986 with the establishment of the London store. Company-operated international TIFFANY & CO. stores and boutiques range in size from approximately 500 to 13,000 gross square feet and total approximately 145,000 gross square feet devoted to retail purposes. The following chart details the growth in the Company's stores and boutiques since fiscal 1987 on a worldwide basis:

==============================================================================================================
                                         Worldwide Retail Locations
==============================================================================================================
                          Registrant's Subsidiary Companies                      Independent
           ----------------------------------------------------------------------------------------
          North America and Europe                        Asia-Pacific, Middle East and North America
---------------------------------------------      -----------------------------------------------------------
  End of
 Fiscal:       U.S.       Canada       Europe      Japan      Elsewhere     Mitsukoshi     Others     Total
--------------------------------------------------------------------------------------------------------------
   1987         8           0            2           0            0             21           0          31
--------------------------------------------------------------------------------------------------------------
   1988         9           0            3           0            1             21           0          34
--------------------------------------------------------------------------------------------------------------
   1989         9           0            5           0            2             24           0          40
--------------------------------------------------------------------------------------------------------------
   1990        12           0            5           0            3             27           0          47
--------------------------------------------------------------------------------------------------------------
   1991        13           1            7           0            4             38           2          65
--------------------------------------------------------------------------------------------------------------
   1992        16           1            7           7            4             36           4          75
--------------------------------------------------------------------------------------------------------------
   1993        16           1            6           37           5              8           7          80
--------------------------------------------------------------------------------------------------------------
   1994        18           1            6           37           7              8           8          85
--------------------------------------------------------------------------------------------------------------
   1995        21           1            6           38           9              7           16         98
--------------------------------------------------------------------------------------------------------------
   1996        23           1            6           39           12             4           19        104
==============================================================================================================


TIFFANY & CO. REPORT ON FORM 10-K FY 1996                            - PAGE 10 -

                           Advertising and Promotion

      Tiffany regularly advertises its business, primarily in newspapers and magazines. Prior to 1996, television advertising was used only on a limited basis in Japan. Beginning in 1996, prime-time television advertising was tested in the New York market. This test was deemed successful and management expects to continue and expand the use of television advertising. Cooperative advertising funds are received from certain merchandise vendors and the Company also provides its domestic and international third-party distributors with cooperative advertising funds. In Fiscal 1994, 1995 and 1996, Tiffany spent approximately $31.0 million, $37.2 million and $43.9 million, respectively, on worldwide advertising, net of amounts contributed by vendors to Tiffany, but inclusive of cooperative advertising funds contributed by Tiffany to third party distributors and amounts expended to print and mail catalogs and brochures.

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

                                   Trademarks

      The designations TIFFANY(R) and TIFFANY & CO.(R) are the principal trademarks of Tiffany, as well as serving as tradenames. Tiffany has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO. for a variety of product categories in the United States and in other countries. Over the years, Tiffany has maintained a program to protect its trademarks and has instituted legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products. Tiffany has been generally successful in such actions and management considers that its United States trademark rights in TIFFANY and TIFFANY & CO. are strong. However, use of the designation TIFFANY by third parties (often small companies) on unrelated goods or services, frequently transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action. Despite the general fame of the TIFFANY and TIFFANY & CO. name and mark for the Company's products and services, Tiffany is not the sole person entitled to use the name TIFFANY in every category in every country of the world; third parties have registered the name TIFFANY in the United States in the food services category, and in a number of foreign countries in respect of certain product categories (including, in a few countries, the categories of fragrance, cosmetics, jewelry, eyeglass frames, clothing and


- PAGE 11 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1996
tobacco products) under circumstances where Tiffany's rights were not sufficiently clear under local law, and/or where management concluded that Tiffany's foreseeable business interests did not warrant the expense of litigation.

                                Designer Licenses

      Tiffany has been the sole licensee for jewelry designed by Elsa Peretti, Paloma Picasso and the late Jean Schlumberger since 1974, 1980 and 1956, respectively. In 1992, Tiffany acquired trademark and other rights necessary to sell the designs of the late Mr. Schlumberger under the TIFFANY-SCHLUMBERGER trademark. Ms. Peretti and Ms. Picasso retain ownership of copyrights for their designs and of their trademarks and exercise approval rights with respect to important aspects of the promotion, display, manufacture and merchandising of their designs and Tiffany is required by contract to devote a portion of its advertising budget to the promotion of their respective products; each is paid a royalty by Tiffany for jewelry and other items designed by them and sold under their respective names. Written agreements exist between Ms. Peretti and Tiffany and between Ms. Picasso and Tiffany but may be terminated by either party following six months notice to the other party. Tiffany is the sole retail source for merchandise designed by Ms. Peretti worldwide; however, she has reserved by contract the right to appoint other distributors in markets outside the United States, Canada, Japan, Singapore, Australia, Italy, the United Kingdom, Switzerland and Germany.

      The designs of Ms. Peretti accounted for 12%, 13% and 14% of the Company's net sales in Fiscal 1994, 1995 and 1996, respectively. Merchandise designed by Ms. Picasso accounted for 5%, 4% and 4% of the Company's net sales in Fiscal 1994, 1995 and 1996, respectively. Registrant's operating results could be adversely affected were it to cease to be a licensee of one or more of these designers or should its degree of exclusivity in respect of their designs be diminished.

             Merchandise Purchasing, Manufacturing and Raw Materials

      Merchandise offered for sale by the Company is supplied from Tiffany's workshops in New York City and Pelham, New York; Parsippany, New Jersey; Salem, West Virginia; Paris, France; and Milan, Italy and through purchases and consignments from others. The following table shows Tiffany's sources of merchandise, based on cost, for the periods indicated:

                                              Fiscal Years Ended January 31,
                                         1995             1996             1997
                                         ----             ----             ----
Produced by Tiffany                       25%              20%              21%

Purchased from others                     75               80               79
                                         ----             ----             ----
Total                                    100%             100%             100%

Included in the foregoing table is merchandise manufactured for Tiffany by Howard H. Sweet & Son, Inc., an affiliate of the Registrant located in Attleboro, Massachusetts ("Sweet"). At the


TIFFANY & CO. REPORT ON FORM 10-K FY 1996                            - PAGE 12 -
close of Fiscal Year 1996, the manufacturing assets and business of Sweet were sold to a third party. However, such third party has contracted, subject to certain conditions, to continue to provide the merchandise needed by Tiffany for a period of five years. Approximately 37% of the merchandise purchased from others in Fiscal 1996 was manufactured outside the United States.

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

      Diamond jewelry accounted for approximately 22%, 22% and 21% of Tiffany's net sales for Fiscal 1994, 1995 and 1996, respectively. Tiffany does not purchase uncut diamonds. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Central Selling Organization (the "CSO"), a marketing arm of De Beers Centenary AG, a Swiss corporation. The CSO has traditionally controlled the marketing of approximately 70-80% of the world's supply of uncut diamonds and sells uncut diamonds to worldwide diamond cutters from its London office approximately 10 times a year in quantities and at prices determined in its sole discretion. Tiffany does not purchase diamonds directly from the CSO. The availability and price of diamonds to the CSO and Tiffany's suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, such as South Africa (which currently accounts for approximately 10% of the world diamond output), Australia, Brazil, Botswana, the former Soviet Union and Zaire, and on the continuance of the prevailing supply and marketing arrangements for uncut diamonds. Sustained interruption in the supply of uncut diamonds from the producing countries or a substantial change in the marketing arrangements described above could adversely affect Tiffany and the retail jewelry industry as a whole.

      Finished jewelry is purchased from more than 150 manufacturers, most of which have long-standing relationships with Tiffany. Tiffany believes that there are alternative sources for most jewelry items; however, due to the craftsmanship involved in certain designs, Tiffany would have difficulty in finding readily available alternatives in the short term.

      TIFFANY & CO. brand clocks and components for watches are manufactured and assembled by third parties. Approximately 68% of net watch sales during Fiscal 1996 were attributable to a single manufacturer and Tiffany contracts with a single manufacturer to produce its silver flatware patterns from Tiffany's proprietary dies by use of Tiffany's traditional manufacturing techniques. Likewise, engraved stationery is purchased from a single manufacturer. Loss of any of these manufacturers could result in the unavailability of watches, silver flatware or engraved stationery, as the case may be, during the period necessary for Tiffany to arrange for new production.


- PAGE 13 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1996

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

      In direct marketing, the TIFFANY & CO. reputation and diverse product line are believed to be favorable competitive factors; nonetheless, highly competitive conditions prevail. A growing number of direct sellers compete for access to the same mailing lists of known purchasers of luxury goods, and mailing and production costs are increasing. In marketing service awards and business gifts to corporations and other organizations, Tiffany faces numerous competitors who sell a wide variety of products. Although Tiffany offers products retailing at a wide range of price points, in marketing to businesses, Tiffany often must compete with competitors who offer a greater variety of merchandise within the price range the customer demands. Tiffany chooses to offer a more limited selection within this price range in order to adhere to its established quality standards.

                                    Employees

      As of January 31, 1997, the Registrant's subsidiary corporations employed an aggregate of approximately 3,892 full-time and part-time persons. Of those employees, 3,300 were employed in the United States. Of Tiffany's total employees, approximately 1,450 persons are salaried employees, 314 are engaged in manufacturing and 1,681 are retail store personnel. None of the Company's employees is represented by a union. Registrant believes that relations with its employees are good.


TIFFANY & CO. REPORT ON FORM 10-K FY 1996                            - PAGE 14 -

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

                             Customer Service Center

      The distribution facility used by Tiffany throughout 1996 and prior thereto is located in Parsippany, New Jersey. It is 19 years old and consists of approximately 135,000 square feet of space devoted to warehousing, receipt and distribution of merchandise, order processing, silversmithing and offices. Tiffany also leases 51,000 square feet of warehouse space in Pine Brook, New Jersey, a town adjacent to Parsippany. These facilities have become inadequate for Tiffany's needs and will be replaced during the spring of 1997.

      In 1995, Tiffany entered into a lease of undeveloped property in Parsippany, New Jersey, in order to construct and occupy a new distribution facility designed to improve efficiency and provide capacity for future growth. By January 31, 1997 construction on that property of a "Customer Service Center" ("CSC") was substantially completed. The CSC is a combined warehouse, distribution, light manufacturing, computing and office center. It comprises approximately 269,000 square feet, of which approximately 96,000 square feet is devoted to


- PAGE 15 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1996
office and computer operations use, with the balance devoted to warehousing, shipping, receiving, light manufacturing, merchandise processing and other distribution functions. The CSC is scheduled to become fully operable during the first half of 1997; all of Tiffany's New Jersey operations, other than retail stores, will be consolidated therein.

      The basic lease term for the CSC will expire on January 31, 2000. Subject to the conditions stated in the lease, Tiffany may thereafter extend the term of the lease for nine separate one year periods. The rental rate will be approximately $13.33 per square foot throughout the 12-year maximum term of the lease and Tiffany must also pay all expenses of operating and maintaining the CSC, including property taxes. Subject to certain conditions stated in the lease governing the end of the lease term and Tiffany's obligation to pay specified costs and expenses, Tiffany has the right to purchase the CSC in each of years 1997 through 2009 for a scheduled purchase price that ranges from $37.5 to $27.8 million. Alternatively, if the CSC is sold to a third party for less than such scheduled purchase price, Tiffany would become liable for an end-of-term rental adjustment up to the amount of such deficiency (subject to a conditional maximum deficiency), and would, if the CSC is neither purchased by Tiffany nor sold to a third party, become liable for an end-of-term rental adjustment that would range from $37.5 to $24.6 million in years 1997 through 2009 depending on Tiffany's compliance with certain lease conditions. Registrant has guaranteed Tiffany's obligations under the CSC lease and provided certain financial covenants to the landlord's lenders in support of such guaranty consistent with financial covenants provided to Registrant's bank lenders.

      Registrant believes that the CSC has been properly designed to handle worldwide distribution functions and that it will be suitable for that purpose when it becomes fully operational in 1997.

                    Branch and Subsidiary Retail Store Leases

      Set forth below is the expiration date for each of Tiffany's existing branch and subsidiary retail store leases (and, where applicable, optional renewal terms): Phipps Plaza Shopping Center, Atlanta, GA, July 31, 2000 (two five-year terms); Two Rodeo Drive, Beverly Hills, CA, October 7, 2005 (two five-year terms); Copley Place, Boston, MA, July 31, 2009 (two five-year terms); 715 North Michigan Avenue, Chicago, IL, September 30, 1997 (one 10-year term); South Coast Plaza, Costa Mesa, CA, January 31, 2004 (one five-year term); The Galleria, Dallas, TX, October 31, 2007; Union Square, San Francisco, CA, October 29, 2006 (one 10-year term); Galleria Post Oak Shopping Center, Houston, TX, September 30, 2001 (one five-year term); The Mall at Short Hills, Millburn, NJ, August 30, 2005 (one five-year term); 259 Worth Avenue, Palm Beach, FL, May 31, 2007 (two five-year terms); King of Prussia Plaza, Upper Merion Township, PA, November 30, 2005 (one five-year term); The Bellevue, Philadelphia, PA, November 16, 2005 (one five-year term); The Paladion, San Diego, CA, January 31, 1998; Fairfax Square, Vienna, VA, March 31, 2000 (two five-year terms); The Somerset Collection, Troy, MI, September 30, 2007; The Westchester, White Plains, NY, April 30, 2005 (one five-year term); Ala Moana Center, Honolulu, HI, January 31, 2000; Bal Harbour Shops, Bal Harbour, FL, May 31, 2003; Whalers Village, Maui, HI, July 31, 1999; Oakbrook Center, Oak Brook, IL, April 30, 2009 (two


TIFFANY & CO. REPORT ON FORM 10-K FY 1996                            - PAGE 16 -
five-year terms); 5500 Wisconsin Avenue, Chevy Chase, MD, January 31, 2006; Riverside Square Mall, Bergen County, NJ, September 30, 2006; Ginza, Tokyo, Japan, October 24, 2002 (one three-year term); Grand Hyatt Hotel, Seoul, South Korea, April 10, 1998 (one two-year term); Chifley Tower, Sydney, Australia, January 31, 1999 (two five-year terms); 20 Goethestrasse, Frankfurt, Germany, January 31, 2001 (one 10-year term); 25 Old Bond Street, London, England, March 24, 2016; Residenzstrasse 11, Munich, Germany, June 30, 1998 (one four-year term); The Landmark, Hong Kong, October 31, 1997; The Peninsula, Kowloon, Hong Kong, February 28, 1999; Raffles Hotel, Singapore, September 15, 1997 (one three-year term); Regent Hotel, Taipei, Taiwan, October 6, 2000 (one five-year term); 85 Bloor Street, Toronto, Canada, October 15, 2006 (one seven-year term); Bahnhofstrasse 14, Zurich, Switzerland, September 30, 2000; and Ngee Ann City, Singapore, September 15, 1999 (one one-year term)

      In addition to the leases described above, Tiffany has entered into the following new leases: a 10-year lease for a 5,875 square foot store at the Stanford Shopping Center in Palo Alto, California (construction of that store commenced February 1997 and is anticipated to be completed in June 1997); a 15-year lease for a 15,295 square foot store to be constructed at 730 North Michigan Avenue, Chicago, Illinois (this new store will replace the existing store in Chicago located at 715 North Michigan Avenue following completion of construction and is expected to open in October 1997); a 10-year lease for a 6,500 square foot store at the Cherry Creek Mall, Denver, Colorado (expected to open in the fall of 1998); and a 10-year lease for a 6,500 square foot store at The Belagio, Las Vegas, Nevada (expected to open in the fall of 1998).

      Registrant also operates two FARAONE stores in Italy, one in Milan and one in Florence. The Milan store is located on Via de Montenapoleone. The present lease expires on March 31, 1999, but may, subject to certain conditions imposed by Italian law, including the right of the landlord to occupy the premises for its own use, be renewed for an additional term of six years. The Florence store is located on Via Tornabuoni. The present lease expires on June 30, 1997 and is renewable for an additional term of six years, subject to the same conditions imposed by law upon the Milan lease.


- PAGE 17 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1996

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1997.


TIFFANY & CO. REPORT ON FORM 10-K FY 1996                            - PAGE 18 -

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Registrant are:

NAME                    AGE        POSITION                                YEAR JOINED TIFFANY
----                    ---        --------                                -------------------
William R. Chaney       64     Chairman of the Board of Directors and               1980
                               Chief Executive Officer

Michael J. Kowalski     45     President and Chief Operating Officer                1983

Jeanne B. Daniel        41     Executive Vice President                             1986

Thomas J. O'Neill       44     Executive Vice President                             1984

James E. Quinn          45     Executive Vice President                             1986

Patrick B. Dorsey       46     Senior Vice President - General Counsel              1985
                               and Secretary

James N. Fernandez      41     Senior Vice President - Finance                      1983
                               and Chief Financial Officer

Fernanda K. Gilligan    50     Senior Vice President - Public Relations             1984

Diana Lyne              43     Senior Vice President - Marketing                    1984

John S. Petterson       38     Senior Vice President - Corporate Sales              1988

Dale S. Strohl          60     Senior Vice President - Operations                   1984

Larry M. Segall         42     Vice President, Treasurer and Controller             1985

William R. Chaney. Mr. Chaney, Chairman and Chief Executive Officer of Tiffany since August 1984, joined Tiffany in January 1980 as a member of its Board. Prior to 1984 he served as an executive officer of Avon Products Inc. Mr. Chaney also serves on the board of directors of the Bank of New York and the Atlantic Mutual Companies.

Michael J. Kowalski. Mr. Kowalski was appointed President on January 18, 1996 and Chief Operating Officer on January 16, 1997; he has served on Registrant's Board of Directors since January 1995. He previously served as Executive Vice President from March 19, 1992, with


- PAGE 19 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1996
overall responsibility in the following areas: merchandising, marketing, advertising, public relations and product design. He has held a variety of merchandising management positions since joining Tiffany in 1983 as Director of Financial Planning.

Jeanne B. Daniel. Ms. Daniel has served in a variety of merchandising management positions since joining the Company in 1986 as a merchandising management associate. She was appointed Senior Vice President with responsibility for merchandising in October 1992 and Executive Vice President on January 16, 1997.

Thomas J. O'Neill. Dr. O'Neill joined Tiffany in October 1984 as a management associate. He assumed responsibility for sales and operations in the Asia-Pacific region in March 1992. His responsibilities expanded to include sales and operations in the Middle East in 1994, and all international sales and operations in January, 1996. On January 16, 1997, he was appointed Executive Vice President.

James E. Quinn. Mr. Quinn joined the Company in July 1986 as Vice President of branch sales for the Company's corporate sales operations. He was promoted to his current position as Executive Vice President responsible for all United States retail and corporate sales on March 19, 1992 and assumed responsibility for retail and corporate sales for the Americas in 1994. In January 1995 he became a member of Registrant's Board of Directors. In January, 1996 his responsibilities were expanded to include distribution, human resources and loss prevention operations. Mr. Quinn is a member of the Board of Directors of the BNY Hamilton Funds, Inc.

Patrick B. Dorsey. Mr. Dorsey joined the Company in July 1985 as General Counsel and Secretary.

James N. Fernandez. Mr. Fernandez joined Tiffany in October 1983 and has held various positions in financial planning and management since that time. He was appointed to his current position in April 1989.

Fernanda K. Gilligan. Ms. Gilligan joined Tiffany in October 1984 as Director of Retail Marketing. She assumed her current responsibilities in January 1990.

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


TIFFANY & CO. REPORT ON FORM 10-K FY 1996                            - PAGE 20 -

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Registrant's Common Stock is traded on the New York Stock Exchange. In consolidated trading, after adjustment for the two-for-one stock split that was effected in Fiscal 1996, the high and low selling prices per share for shares of such Common Stock for Fiscal 1995 were:

Fiscal 1995                               High             Low
-----------                               ----             ---
First Fiscal Quarter                     $17.25           $14.50
Second Fiscal Quarter                    $19.44           $15.69
Third Fiscal Quarter                     $23.00           $19.13
Fourth Fiscal Quarter                    $27.88           $21.94

In consolidated trading, after adjustment for the two-for-one stock split that was effected in Fiscal 1996, the high and low selling prices per share for shares of such Common Stock for Fiscal 1996 were:

Fiscal 1996                               High              Low
-----------                               ----              ---
First Fiscal Quarter                     $33.13           $25.25
Second Fiscal Quarter                    $39.13           $30.25
Third Fiscal Quarter                     $42.25           $33.00
Fourth Fiscal Quarter                    $39.00           $33.50

      On March 25, 1997, the high and low selling prices quoted on such exchange were $41.625 and $41.125 respectively. On March 25, 1997 there were 2,396 record holders of Registrant's Common Stock.

      It is Registrant's policy to pay a quarterly dividend of $0.05 per share of Common Stock, subject to declaration of such dividend by Registrant's Board of Directors. A two-for-one split of such Common Stock was effected by means of a stock distribution (stock dividend) paid July 23, 1996. In Fiscal 1995, prior to such stock split, dividends of $0.07 per share were paid on April 11, 1995, July 11, 1995, October 10, 1995 and January 10, 1996. In Fiscal 1996, prior to such stock split, a dividend of $0.07 per share was paid on April 10, 1996. A dividend of $0.10 per share was paid on July 23, 1996, but only in respect of shares outstanding prior to such stock distribution. Dividends of $0.05 per share were paid on October 10, 1996 and January 10, 1997.

      In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Report on Form 10-K, 4,995,384 shares of Registrant's Common Stock beneficially owned by Mitsukoshi Limited and by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could


- PAGE 21 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1996
be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1997, pages 12-13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1997, pages 14-17.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1997, pages 18-33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from Registrant's Proxy Statement dated April 8, 1997, pages 2-7.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from Registrant's Proxy Statement dated April 8, 1997, pages 8-19.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from Registrant's Proxy Statement dated April 8, 1997, pages 6-7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Registrant's Proxy Statement dated April 8, 1997, pages 15-16. See also Part I, Item 1. Distribution and Marketing,
International Retail, above, for a discussion of Registrant's business relationship with Mitsukoshi Limited, a holder of in excess of 10% of Registrant's issued and outstanding Common Stock.


TIFFANY & CO. REPORT ON FORM 10-K FY 1996                            - PAGE 22 -

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of Documents Filed As Part of This Report:

1.  Financial Statements:

Data incorporated by reference from
the 1996 Annual Report to Stockholders
of Tiffany & Co. and Subsidiaries:

Report of Independent Accountants
(following this Form 10-K)

Consolidated balance sheets
as of January 31, 1997 and 1996

Consolidated statements of operations
for the years ended January 31, 1997, 1996 and 1995

Consolidated statements of stockholders' equity for the years ended January 31, 1997, 1996 and 1995

Consolidated statements of cash flows
for the years ended January 31, 1997, 1996 and 1995

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


- PAGE 23 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1996

3.  Exhibits:

         The following exhibits have been filed with the Securities and Exchange Commission but are not attached to copies of this Form 10-K other than complete copies filed with said Commission and the New York Stock Exchange:

Exhibit  Description

 3.1 Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant's Report on Form 8-K dated May 16, 1996.

 3.2     By-Laws of Registrant (as last amended March 20, 1997)

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


TIFFANY & CO. REPORT ON FORM 10-K FY 1996                            - PAGE 24 -

Exhibit  Description

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

10.119 Amended and Restated Lease Agreement dated as of December 1, 1995, effective as of August 1, 1995, by and between First Fidelity Bank, National Association, not in its individual capacity, but solely as the trustee under that certain Trust Agreement 1995-1 dated as of July 1, 1995, as amended, as Owner-Lessor and Tiffany, as Lessee; Amended and Restated Construction Agency Agreement dated as of December 1, 1995, effective as of December 11, 1995, by and between Tiffany, as Agent, and First Fidelity Bank, National Association, a national banking association, not in its individual capacity but solely as trustee pursuant to a Trust Agreement 1995-1 dated as of July 1, 1995, as amended, as Owner; Agreement and Consent to Assignment dated as of December 1, 1995 among Registrant, Tiffany and Fleet National Bank of Connecticut, as Collateral Trustee; and Definition Appendix to the foregoing documents listed in this Exhibit 10.119. Incorporated by reference from Exhibit 10.119 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1996 and dated April 8, 1996.

10.120 Watch Supplier Agreement as of October 30, 1995 by and among Tiffany and Tiffany & Co. Watch Center S.A. and TWF SA. Incorporated by reference from Exhibit 10.120 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1996 and dated April 8, 1996.

10.121 Agreement as of February 23, 1996 among Mitsukoshi Limited, Tiffany-Japan Inc. and Tiffany. Incorporated by reference from Exhibit
         10.121 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1996 and dated April 8, 1996.

10.122 Agreement dated as of April 3, 1996 among American Family Life Assurance Company of Columbus, Japan Branch, Tiffany & Co. Japan, Inc., Japan Branch, and Registrant, as Guarantor, for yen 5,000,000,000 Loan Due 2011. Incorporated by reference from Exhibit 10.122 filed with Registrant's Report on Form 10-Q for the fiscal quarter ended April 30, 1996 and dated June 13, 1996.


- PAGE 25 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1996

Exhibit  Description

10.123 Agreement made effective as of February 1, 1997 by and between Tiffany and Elsa Peretti.

10.124 Agreement in Respect of Tiffany & Co. Shares including registration rights dated September 21, 1989, between Registrant and Mitsukoshi Limited. Incorporated by reference from Exhibit 28.1 to Registrant's Report on Form 8-K dated September 21, 1989.

11.1     Statement re Computation of Per Share Earnings.

13.1 Annual Report to Stockholders for Fiscal Year Ended January 31, 1997 (pages 12 through 34 of such Annual Report have been filed in electronic format).

21.1     Subsidiaries of Registrant.

23.1     Consent of Coopers & Lybrand L.L.P., independent accountants.

27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission).


TIFFANY & CO. REPORT ON FORM 10-K FY 1996                            - PAGE 26 -

                  Executive Compensation Plans and Arrangements

Exhibit  Description

10.2 Registrant's 1985 Stock Option Plan and forms of incentive stock option agreement and stock option agreement, as last amended on January 18, 1990. Incorporated by reference from Exhibit 10.3 to Registrant's Report on Form 10-K for the fiscal year ended January 31, 1990 and dated April 13, 1990.

10.3 Registrant's 1986 Stock Option Plan and form of stock option agreement, as last amended on November 21, 1996.

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

10.60 Registrant's 1988 Director Stock Option Plan and form of Stock Option agreement, as last amended on November 21, 1996.

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

10.113 Tiffany and Company Pension Plan, as last amended effective January 1, 1997.


- PAGE 27 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1996

Exhibit  Description

10.114 1994 Tiffany and Company Supplemental Retirement Income Plan. Incorporated by reference from Exhibit 10.114 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1994 and dated April 7, 1994.

10.115 1994 Form of Split Dollar Life Insurance Agreement entered into by Tiffany and Company and certain Executive Officers including form of Assignment of Life Insurance Policy as Collateral and Rider No. 1 to 1994 Form of Split Dollar Life Insurance Agreement entered into by Tiffany and Company and certain Executive Officers. Incorporated by reference from Exhibit 10.115 filed with Registrant's Report on Form 10-K for the fiscal year ended January 31, 1995 and dated April 7,1995.

REGISTRANT WILL FURNISH COPIES OF ANY OF THE FOREGOING EXHIBITS TO ANY REGISTERED HOLDER OF THE REGISTRANT'S COMMON STOCK UPON PAYMENT OF A FEE OF $.15 PER PAGE FURNISHED, WHICH FEE REPRESENTS REGISTRANT'S EXPENSES IN FURNISHING SUCH EXHIBIT.

(b)      Reports on Form 8-K.

         On March 7, 1997 Registrant filed a Report on Form 8-K reporting earnings for the fiscal quarter and year ended January 31, 1997. The text of Registrant's announcement was included in the Report.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TIFFANY & CO.
                                       (Registrant)



Date: April 8, 1997               By:  /s/ Michael J. Kowalski
                                       --------------------------------------
                                       Michael J. Kowalski
                                       President and Chief Operating Officer


TIFFANY & CO. REPORT ON FORM 10-K FY 1996                            - PAGE 28 -

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                   By:  /s/ William R. Chaney
                        ---------------------------------------
                        William R. Chaney
                        Chairman of the Board
                        (principal executive officer) (director)



By:  /s/ James N. Fernandez                                             By:  /s/ Charles K. Marquis
   ------------------------------------                                    ------------------------------------
     James N. Fernandez                                                      Charles K. Marquis
     Senior Vice President-Finance                                           Director
     (principal financial officer)


By:  /s/ Larry M. Segall                                                By:  /s/ James E. Quinn
   ------------------------------------                                    ------------------------------------
     Larry M. Segall                                                         James E. Quinn
     Vice President                                                          Executive Vice President
     (principal accounting officer)                                          (director)


By:  /s/ Jane A. Dudley                                                 By:  /s/ Yoshiaki Sakakura
   ------------------------------------                                    ------------------------------------
     Jane A. Dudley                                                          Yoshiaki Sakakura
     Director                                                                Director


By:  /s/ Samuel L. Hayes, III                                           By:  /s/ William A. Shutzer
   ------------------------------------                                    ------------------------------------
     Samuel L. Hayes, III                                                    William A. Shutzer
     Director                                                                Director


By:  /s/ Michael J. Kowalski                                            By:  /s/ Geraldine Stutz
   ------------------------------------                                    ------------------------------------
     Michael J. Kowalski                                                     Geraldine Stutz
     President                                                               Director
     (director)

































April 8, 1997


- PAGE 29 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1996

                         [Coopers & Lybrand Letterhead]


REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
 Board of Directors of Tiffany & Co.

Our report on the consolidated financial statements of Tiffany & Co. and Subsidiaries has been incorporated by reference in this Form 10-K from Page
34 of the 1996 Annual Report to Stockholders of Tiffany & Co. and Subsidiaries. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        /s/ Coopers & Lybrand L.L.P.

New York, New York
March 5, 1997

                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

--------------------------------------------------------------------------------------------------------------------
Column A                         Column B                     Column C             Column D             Column E
--------------------------------------------------------------------------------------------------------------------

                                                             Additions
                                                    ----------------------------
                                  Balance at        Charged to
                                  beginning         costs and       Charged to                        Balance at end
     Description                  of period          expenses     other accounts    Deductions          of period
--------------------------------------------------------------------------------------------------------------------
Year Ended
   January 31, 1997:

Reserves deducted from
   assets:

Accounts receivable
   allowances principally
   doubtful accounts             $ 5,698,217        $3,128,653       $   --        $1,962,485 (a)       $ 6,864,385

Allowance for inventory
   liquidation and
   obsolescence                   10,947,815         5,219,817           --         2,376,688 (b)        13,790,944

Allowance for inventory
   shrinkage                       1,674,536         2,799,295           --         2,730,662 (c)         1,743,169

LIFO reserve                      11,870,000         3,000,000           --                --            14,870,000

----------
      (a)   Uncollectible accounts written off.
      (b)   Liquidation of inventory previously written down to market.
      (c)   Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

----------------------------------------------------------------------------------------------------------------------------
     Column A                             Column B                Column C               Column D           Column E
----------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                          ---------------------------
                                          Balance at      Charged to
                                          beginning       costs and     Charged to                          Balance at end
     Description                          of period       expenses     other accounts    Deductions         of period

----------------------------------------------------------------------------------------------------------------------------
Year Ended
 January 31, 1996:

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

                        TIFFANY & CO. AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-------------------------------------------------------------------------------------------------------------------------------
     Column A                   Column B              Column C                            Column D                Column E
-------------------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                  -------------------------------
                                Balance at        Charged to
                                beginning          costs and          Charged to                                 Balance at end
     Description                of period          expenses         other accounts        Deductions               of period

-------------------------------------------------------------------------------------------------------------------------------
Year Ended
 January 31, 1995:

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

  (c)  Physical inventory losses.

                                  EXHIBIT INDEX

    SEE PAGES 24 THROUGH 28 FOR A COMPLETE LIST OF EXHIBITS FILED, INCLUDING
       EXHIBITS INCORPORATED BY REFERENCE FROM PREVIOUSLY FILED DOCUMENTS.


EXHIBIT  DESCRIPTION

 3.2     By-Laws of Registrant (as last amended March 20, 1997)

10.3 Registrant's 1986 Stock Option Plan and form of stock option agreement, as last amended on November 21, 1996.

10.60 Registrant's 1988 Director Stock Option Plan and form of Stock Option agreement, as last amended on November 21, 1996.

10.113 Tiffany and Company Pension Plan, as last amended effective January 1, 1997.

10.123 Agreement made effective as of February 1, 1997 by and between Tiffany and Elsa Peretti.

11.1     Statement re Computation of Per Share Earnings.

13.1 Annual Report to Stockholders for Fiscal Year Ended January 31, 1997 (pages 12 through 34 of such Annual Report have been filed in electronic format).

21.1     Subsidiaries of Registrant.

23.1     Consent of Coopers & Lybrand L.L.P., independent accountants.


NOTE: ALL OTHER EXHIBITS HAVE BEEN INCORPORATED BY REFERENCE FROM EXHIBITS TO DOCUMENTS PREVIOUSLY FILED WITH THE SECURITIES AND
EXCHANGE COMMISSION.  REFER TO THE LIST OF EXHIBITS ON PAGES 24
THROUGH 28 FOR REGISTRATION, FILE AND EXHIBIT NUMBERS.


TIFFANY & CO. REPORT ON FORM 10-K FY 1996                            - PAGE 34 -