Form 10-Q
period 1997-04-30
TIFFANY & CO
filed 1997-06-13
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

X QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 for the quarter ended April 30, 1997. OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ . No ____ .

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 34,823,894 shares outstanding at the close of business on April 30, 1997.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1997





PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheets - April 30, 1997
               (Unaudited), January 31, 1997 and
               April 30,1996 (Unaudited)                                     3

          Consolidated Statements of Earnings - for the
               three months ended April 30, 1997
               and 1996 (Unaudited)                                          4

          Consolidated Statements of Stockholders' Equity -
               for the three months ended April 30, 1997
               (Unaudited)                                                   5

          Consolidated Statements of Cash Flows - for
               the three months ended April 30, 1997
               and 1996 (Unaudited)                                          6

          Notes to Consolidated Financial Statements
               (Unaudited)                                                 7-8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9-12



PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 13

           (a)  Exhibits

           (b)  Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                        April 30,  January 31,   April 30,
                                                             1997         1997       1996*
                                                      -----------  -----------  ----------
                                                      (Unaudited)              (Unaudited)

ASSETS

Current assets:
Cash and cash equivalents                              $  87,073    $ 117,161    $  40,168
Short-term investments                                    15,000            -            -
Accounts receivable, less allowances
   of $6,922, $6,864 and $5,753                           61,297       80,772       68,161
Inventories                                              343,438      335,389      349,017
Deferred income taxes                                     15,790       14,297        8,438
Prepaid expenses                                          24,760       21,364       24,067
                                                       ---------    ---------    ---------

Total current assets                                     547,358      568,983      489,851

Property and equipment, net                              129,118      129,346      118,933
Deferred income taxes                                      9,542       10,259        8,796
Other assets, net                                         30,518       30,830       35,837
                                                       ---------    ---------    ---------

                                                       $ 716,536    $ 739,418    $ 653,417
                                                       =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                  $  63,066    $  76,338    $  62,005
Accounts payable and accrued liabilities                 109,207      110,068      107,046
Income taxes payable                                       5,714       25,829        1,940
Merchandise and other customer credits                    14,559       14,237       11,253
                                                       ---------    ---------    ---------

Total current liabilities                                192,546      226,472      182,244

Reserve for product return                                 5,800        5,800        9,537
Long-term debt                                            90,855       92,675      149,085
Postretirement/employment benefit obligation              19,525       19,191       18,513
Other long-term liabilities                               17,141       17,016       15,964

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized
   60,000 shares, issued 34,824, 34,529 and 32,390           348          345          324
Additional paid-in capital                               158,354      150,045       91,568
Retained earnings                                        245,101      237,959      189,769
Foreign currency translation adjustments                 (13,134)     (10,085)      (3,587)
                                                       ---------    ---------    ---------
Total stockholders' equity                               390,669      378,264      278,074
                                                       ---------    ---------    ---------

                                                       $ 716,536    $ 739,418    $ 653,417
                                                       =========    =========    =========

*Reclassified for comparative purposes.


                 See notes to consolidated financial statements.
                                      - 3 -

                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                    For the
                                                         Three Months Ended
                                                                  April 30,
                                                        -------------------
                                                            1997       1996
                                                        --------   --------


Net sales                                               $199,699   $180,741

Cost of sales                                             93,445     87,375
                                                        --------   --------

Gross profit                                             106,254     93,366

Selling, general and administrative
  expenses                                                89,212     80,740
Provision for uncollectible accounts                         339        348
                                                        --------   --------

Earnings from operations                                  16,703     12,278

Other expenses, net                                        1,124      3,340
                                                        --------   --------
Earnings before income taxes                              15,579      8,938

Provision for income taxes                                 6,699      3,861
                                                        --------   --------

Net earnings                                            $  8,880   $  5,077
                                                        ========   ========
Net earnings per share:

Primary                                                 $   0.25   $   0.15
                                                        ========   ========

Fully diluted                                           $   0.25   $   0.15
                                                        ========   ========
Weighted average number of common shares:

Primary                                                   35,911     33,400

Fully diluted                                             35,998     35,396



                 See notes to consolidated financial statements.
                                      - 4 -

                         TIFFANY & CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)


                                                                                            Foreign
                                        Total                    Additional                Currency
                                Stockholders'   Common Stock        Paid-In   Retained  Translation
                                       Equity   Shares Amount       Capital   Earnings  Adjustments
                                -------------   -------------    ----------   --------  -----------

BALANCES, January 31, 1997           $378,264    34,529  $345    $150,045     $237,959    $(10,085)

Issuance of Common Stock                1,800        50     1       1,799

Exercise of stock options               3,802       245     2       3,800

Tax benefit from exercise of
 stock options                          2,710                       2,710

Cash dividends on Common Stock         (1,738)                                  (1,738)

Foreign currency translation
 adjustments                           (3,049)                                              (3, 049)

Net earnings                            8,880                                    8,880
                                     --------   -------  ----    --------     --------     ---------
BALANCES, April 30, 1997             $390,669    34,824  $348    $158,354     $245,101     $(13,134)
                                     ========   =======  ====    ========     ========     =========







                 See notes to consolidated financial statements.
                                      - 5 -

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                         For the
                                                              Three Months Ended
                                                                       April 30,
                                                          ----------------------
                                                               1997        1996*
                                                          ---------    ---------
Cash Flows From Operating Activities:
  Net earnings                                            $   8,880    $   5,077
  Adjustments to reconcile net earnings to net cash
    used in operating activities:
    Depreciation and amortization                             5,373        4,752
    Provision for uncollectible accounts                        339          348
    Reduction in reserve for product return                       -       (1,701)
    Provision for inventories                                 3,546        1,657
    Deferred income taxes                                      (847)         861
    Provision for postretirement/employment benefits            334          482
  Changes in assets and liabilities:
    Accounts receivable                                      17,174       11,738
    Inventories                                             (18,791)     (37,758)
    Prepaid expenses                                         (3,579)      (3,446)
    Other assets, net                                          (498)      (9,223)
    Accounts payable                                          7,254        7,441
    Accrued liabilities                                      (5,133)      (7,218)
    Income taxes payable                                    (19,942)     (17,806)
    Merchandise and other customer credits                      322          199
    Other long-term liabilities                                 458          135
                                                          ---------    ---------
  Net cash used in operating activities                      (5,110)     (44,462)
                                                          ---------    ---------

Cash Flows From Investing Activities:
  Purchase of short-term investments                        (15,000)           -
  Capital expenditures                                       (5,396)      (8,077)
  Proceeds from lease incentives                                831            -
                                                          ---------    ---------
  Net cash used in investing activities                     (19,565)      (8,077)
                                                          ---------    ---------

Cash Flows From Financing Activities:
  Payments on short-term borrowings                         (10,187)     (17,411)
  Prepayment of long-term trade payable                           -      (25,876)
  Proceeds from issuance of long-term debt                        -       47,047
  Proceeds from exercise of stock options                     3,802        6,809
  Tax benefit from exercise of stock options                  2,710        1,303
  Cash dividends on Common Stock                             (1,738)      (1,131)
                                                          ---------    ---------
  Net cash (used in) provided by financing activities        (5,413)      10,741
                                                          ---------    ---------

  Net decrease in cash and cash equivalents                 (30,088)     (41,798)
  Cash and cash equivalents at beginning of year            117,161       81,966
                                                          ---------    ---------

  Cash and cash equivalents at end of three months        $  87,073    $  40,168
                                                          =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the three months for:
   Interest                                               $   1,536    $   4,181
                                                          =========    =========
   Income taxes                                           $  24,625    $  19,311
                                                          =========    =========


Supplemental Schedule of Noncash Investing and
  Financing Activities:
   Issuance of Common Stock for the Employee Profit
    Sharing and Retirement Savings Plan                   $   1,800    $   1,000
                                                          =========    =========

*Reclassified for comparative purposes.
                 See notes to consolidated financial statements.
                                      - 6 -

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       CONSOLIDATED  FINANCIAL  STATEMENTS
         -----------------------------------

         The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The statements are without audit and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of April 30, 1997 and the results of operations and cash flows for the interim periods presented. The financial statements for January 31, 1997 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the three months ended April 30, 1997 and 1996 are not necessarily indicative of the results of the entire fiscal year.

2.       INVENTORIES
         -----------

         Inventories at April 30, 1997, January 31, 1997 and April 30, 1996 are summarized as follows:


                              April 30,  January 31,    April 30,
        (in thousands)            1997         1997         1996
        ---------------      ---------    ---------    ---------


        Finished goods       $ 293,322    $ 286,109    $ 291,727
        Raw materials           47,525       47,969       52,296
        Work-in-process          6,468        3,054        8,693
                             ---------    ---------    ---------
                               347,315      337,132      352,716
        Reserves                (3,877)      (1,743)      (3,699)
                             ---------    ---------    ---------

                             $ 343,438    $ 335,389    $ 349,017
                             =========    =========    =========


         At April 30, 1997,  January 31, 1997 and April 30, 1996,  $264,694,000,
         $249,904,000 and $256,800,000, respectively, of inventories were valued using the LIFO method. The excess of current cost over the LIFO inventory value was $16,041,000 at April 30, 1997, $14,870,000 at
         January 31, 1997 and $12,935,000 at April 30, 1996. The LIFO valuation method had the effect of decreasing net earnings by $0.02 per share in each of the three month periods ended April 30, 1997 and 1996.

3.       EARNINGS PER SHARE
         ------------------

         Primary earnings per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, including dilutive stock options. The computation of fully diluted earnings per common share reflects the assumed conversion of the 6-3/8% Convertible Subordinated Debentures for the three months ended April 30, 1996, which were converted or redeemed during the year ended January 31, 1997.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128") designed to improve the earnings per share ("EPS") information provided in financial statements and replaces the presentation of previously disclosed EPS with basic and diluted EPS. This standard is effective for the Company's financial statements for the fiscal year ending January 31, 1998. Based upon the Company's current capitalization structure, the adoption of SFAS No. 128 is not expected to have a material impact on the Company's reported EPS.

4.       FINANCIAL HEDGING INSTRUMENTS
         -----------------------------

         In accordance with the Company's foreign currency hedging program, at April 30, 1997 the Company had outstanding purchased put options maturing at various dates through April 23, 1998, giving it the right, but not the obligation, to sell yen 8,020,000,000 for dollars at predetermined contract-exchange rates. The deferred unrealized gain on the Company's purchased put options amounted to $8,875,000 at April 30, 1997. If the market yen-exchange rates at maturity are below the contract rates, the Company will allow the options to expire.

         To mitigate exchange rate fluctuations related to intercompany inventory purchases for the Company's business in Japan, the Company enters into forward exchange yen contracts. At April 30, 1997, the Company had $9,011,000 of such contracts outstanding, which subsequently matured on May 27, 1997. At April 30, 1996, the Company had $17,470,000 of such contracts outstanding, which subsequently matured on May 28, 1996.

5.       SUBSEQUENT EVENT
         ----------------

         On May 15, 1997, the Company's Board of Directors approved a 40% increase in the Company's quarterly cash dividend on its Common Stock, increasing it from $.05 per share to $.07 per share. This dividend will be paid on July 10, 1997 to stockholders of record on June 20, 1997.

PART I.   FINANCIAL INFORMATION
-------------------------------
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------------------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

RESULTS OF OPERATIONS
---------------------
Overview
--------
The Company operates three channels of distribution: U.S. Retail includes retail sales in Company-operated stores in the U.S., wholesale sales to independent retailers in the U.S. and wholesale sales of fragrance products to independent retailers in the Americas; Direct Marketing includes corporate (business-to-business) and catalog sales in the U.S.; and International Retail includes retail sales through Company-operated stores and boutiques, corporate sales and wholesale sales to independent retailers and distributors in the Asia-Pacific region, Europe, Canada, the Middle East and Latin America.

The Company's net sales rose 10% to $199,699,000 in the first quarter of Fiscal 1997 which, combined with a higher gross margin and a slightly lower expense ratio, resulted in net earnings increasing 75% to $8,880,000, or $0.25 per share, compared with $5,077,000, or $0.15 per share, in the prior year.

Net sales by channel of distribution
------------------------------------
                                       Three Months
                                      Ended April 30,
                                  ---------------------
(in thousands)                         1997       1996
--------------                    ---------    --------

U.S. Retail                       $ 87,734     $ 80,396
Direct Marketing                    16,727       18,918
International Retail                95,238       81,427
                                  --------     --------
                                  $199,699     $180,741
                                  ========     ========

Percentage of Net Sales
-----------------------
U.S. Retail                             44%          45%
Direct Marketing                         8           10
International Retail                    48           45
                                       ---          ---
                                       100%         100%
                                  =========    =========

U.S. Retail sales increased 9% in the first quarter primarily due to 7% comparable store sales growth. Sales in the Company's flagship New York store rose 3% while comparable branch store sales rose 9%, principally due to increased retail transactions and higher spending by local-resident customers, which represents the greatest proportion of sales. Foreign tourist spending declined in the quarter. Strong performance in new U.S. stores opened in the past year, in Chevy Chase, Maryland and Bergen County, New Jersey, also contributed to the U.S. Retail sales increase.

The Company's U.S. expansion plans in Fiscal 1997 include opening four new TIFFANY & CO. stores: in June a 6,500 square foot store in Palo Alto, California; and in the fall a 7,400 square foot store in Cincinnati, Ohio, a 6,500 square foot store in Chestnut Hill, Massachusetts (a suburb of Boston) and a 3,700 square foot store in Charlotte, North Carolina. These stores are designed as "smaller-format stores" which include an increased percentage of selling space and generate higher-than-historical sales productivity. In addition, in the fall the Company's existing store in Chicago is scheduled to relocate to a new retail location on North Michigan Avenue.

Direct Marketing sales declined 12% in the first quarter due to a 6% decline in corporate sales (which represent the larger portion of Direct Marketing sales) and a 22% decline in catalog sales. In both cases, sales were adversely affected by the Company's transition to its new Customer Service/Distribution Center in Parsippany, New Jersey in early April 1997, which subsequently affected order processing and resulted in a decline in the number of orders shipped in the first quarter. The Center includes new distribution management systems and procedures. By early June, productivity at the Center had significantly improved, and management anticipates that further improvements in productivity, as well as a reduced order backlog, will be achieved during the remainder of the second quarter. In the Corporate division, the Company continues to establish a presence in additional U.S. markets in order to increase overall market penetration while, in the Catalog division, the Company continues to increase its mailings and anticipates a 12% increase in mailings to 23 million catalogs for Fiscal 1997.

International Retail sales rose 17% in the first quarter due to sales growth in all key regions. In Japan, the Company's largest international market, total local-currency- denominated retail sales rose 50%, due to 26% comparable store sales growth and incremental sales from the Company's Tokyo flagship store that opened in May 1996. Management believes that Japanese retail sales growth in 1997's first quarter was significantly affected by increased consumer spending in anticipation of an April 1, 1997 increase in the consumption tax.

The Company's reported sales and earnings results reflect either a translation-related benefit from a strengthening Japanese yen or a detriment from a strengthening U.S. dollar. When translated into U.S. dollars, yen-denominated sales growth was partially offset by the effect of a weakening yen against the dollar in comparison to the prior year. Despite the weaker yen, total Japan retail sales rose 29% in the first quarter when translated into U.S. dollars. The Company regularly monitors its retail and wholesale pricing in relation to changes in foreign currency rates and local economic and competitive conditions. The Company also maintains a foreign currency hedging program for merchandise purchase transactions initiated from Japan in order to reduce the potential negative impact on the Company's financial results of a significant strengthening of the U.S. dollar against the yen. In the recent past, the hedging program has achieved its objective by stabilizing product costs despite exchange rate fluctuations. However, as a result of the continued weakening of the yen versus the dollar, effective February 1, 1997 the Company raised its retail prices in Japan by an average of 8% primarily on non-diamond merchandise.

In Company-operated retail stores and boutiques comparable local currency store sales growth of 16% was achieved in other Asia-Pacific markets and 32% comparable local currency store sales growth was achieved in Europe.

Gross margin
------------
Gross profit as a percentage of net sales was 53.2% in 1997's first quarter, compared with 51.7% in the prior year. The increase was primarily due to a shift in sales mix toward the Company's retail businesses, especially in Japan. The Company's ongoing gross margin and pricing strategy is to offset product-cost increases with higher retail selling prices and, thereby, maintain gross margin at prior-year levels.

Operating expenses
------------------
Selling, general and administrative expenses including the provision for uncollectible accounts increased 10% in the first quarter. The increase was largely due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses and increased labor and shipping costs needed to effect the transition to the Company's new Customer Service Center. The ratio of operating expenses to net sales was 44.8% in 1997's first quarter, compared with 44.9% in the prior year. Management's ongoing objective is to reduce the expense ratio by leveraging the Company's fixed cost base.

Earnings from operations
------------------------
As a result of the above factors, earnings from operations in the first quarter increased 36% over 1996 and, as a percentage of net sales, rose 1.6 points to 8.4%.

Other expenses, net
-------------------
A decline in other expenses, net in the first quarter primarily resulted from lower interest expense related to lower net-debt levels compared with the prior year, due to the conversion or redemption in June 1996 of the Company's $50,000,000 principal amount 6-3/8% Convertible Subordinated Debentures Due 2001, as well as internally-generated cash flow that resulted in higher interest income. On the basis of current plans, interest rates and foreign currency exchange rates, management expects interest expense on net-debt in the remaining quarters of Fiscal 1997 to be below the prior year, although by more modest amounts than in the first quarter.

FINANCIAL CONDITION
-------------------
Liquidity and capital resources
-------------------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements which have increased due to significant growth in the Company's business. Management believes that the Company's financial condition at April 30, 1997 provides sufficient resources to support current business activities and planned expansion. Working capital (current assets minus current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $354,812,000 and 2.8:1 at April 30, 1997, compared with $342,511,000 and 2.5:1 at January 31, 1997.

Inventories, representing 48% of total assets at April 30, 1997, increased 2% from January 31, 1997 and inventory turnover was maintained at 1.0 times. Higher inventories have been required to support sales growth, new stores and expanded product offerings. The Company's ongoing objective is to improve inventory performance through: refinement of worldwide replenishment systems; focus on the specialized disciplines of product development, assortment planning and inventory management; improved presentation and management of display inventories in each store; assortment editing by product category; and a time-phased program of improvements in warehouse management and supply-chain logistics.

Capital expenditures were $5,396,000 in the first quarter of Fiscal 1997, compared with $8,077,000 in 1996's first quarter. The decrease was due to nonrecurring expenditures related to the opening of the Company's flagship store in Tokyo, Japan in May 1996. Based on current plans, the Company expects that capital expenditures will be approximately $50,000,000 in Fiscal 1997, compared with $39,884,000 in Fiscal 1996, largely due to an increased number of new store openings and relocations.

The Company incurred a net cash outflow from operating activities of $5,110,000 in 1997's first quarter, compared with an outflow of $44,462,000 in the prior year. The improvement was principally due to lower inventory purchases compared with 1996's first quarter. Net-debt (short-term borrowings plus long-term debt minus cash and cash equivalents and short-term investments) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) was $51,848,000 and 12% at April 30, 1997, compared with $51,852,000 and 12% at January 31, 1997.

The Company's sources of working capital are internally-generated cash flows available under a five-year, $130,000,000 multicurrency, noncollateralized revolving credit facility which expires on June 30, 2000. Management anticipates that internally-generated cash flows and funds available under the revolving credit facility will be sufficient to support the Company's planned worldwide business expansion, as well as seasonal working capital increases typically required during the third and fourth quarters of the year.

Seasonality
-----------
The Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.

Risk Factors
------------
This document contains certain "forward looking statements" concerning the Company's objectives and expectations with respect to new store openings, retail prices, gross margin, expenses, inventory performance, capital expenditures and cash flow. Also, management makes other forward-looking statements from time to time concerning objectives and expectations for sales, earnings and cash flow. As a retailer, the Company's success in achieving its objectives and expectations is dependent upon economic conditions and consumer attitudes and, in making forward-looking statements, management assumes that existing conditions and attitudes will prevail. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that new stores and other sales locations can be leased or otherwise obtained on suitable lease terms in desired markets and that construction can be completed on a timely basis; (ii) that existing product supply arrangements, including license agreements with third-party designers, will continue; (iii) that the market for high-quality cut diamonds will provide continuity of supply and pricing; (iv) that new systems for inventory management, warehousing and distribution can be successfully integrated with the Company's existing distribution channels; and (v) that the exchange relationship between the Japanese yen and the U.S. dollar will not substantially change during Fiscal 1997.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  11       Statement re Computation of Per Share  Earnings.

                  27       Financial Data Schedule (SEC/EDGAR only).

         (b)      Reports on Form 8-K

                  On March 5, 1997 Registrant filed a report on Form 8-K reporting that Registrant issued a press release announcing its sales and earnings for the three-month period and fiscal year ended January 31, 1997.

                                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TIFFANY & CO.
                                          (Registrant)


Date: June 13, 1997                  By:  /s/ James N. Fernandez
                                         ------------------------------------
                                         James N. Fernandez
                                         Senior Vice President - Finance
                                         and Chief Financial Officer
                                         (principal financial officer)

                                 EXHIBIT INDEX



Exhibit                                           Sequentially
Number                                           Numbered Page

          11      Statement re Computation                  16
                  of Per Share Earnings

           27     Financial Data Schedule                   --
                  (submitted to SEC only)