Form 10-Q
period 1997-07-31
TIFFANY & CO
filed 1997-09-15
CIK 98246

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JULY 31, 1997.  OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM          TO          .


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
Yes   X .    No    .
     ---        ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 35,026,850 shares outstanding at the close of business on JULY 31, 1997.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 1997



PART I - FINANCIAL INFORMATION                                        PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheets - July 31, 1997
                   (Unaudited), January 31, 1997 and
                   July 31, 1996 (Unaudited)                             3

          Consolidated Statements of Earnings - for the
                   three and six months ended July 31, 1997
                   and 1996 (Unaudited)                                  4

          Consolidated Statements of Stockholders' Equity -
                   for the three and six months ended
                   July 31, 1997 (Unaudited)                             5

          Consolidated Statements of Cash Flows - for
                   the six months ended July 31, 1997
                   and 1996 (Unaudited)                                  6

          Notes to Consolidated Financial Statements
                   (Unaudited)                                         7-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               9-13

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders           14

Item 6.   Exhibits and Reports on Form 8-K                              15

          (a)      Exhibits

          (b)      Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                          July 31,     January 31,         July 31,
                                                             1997            1997             1996*
                                                       -----------     -----------      -----------
                                                       (Unaudited)                      (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                                 $ 61,538        $117,161        $ 20,125
Short-term investments                                      15,000              --              --
Accounts receivable, less allowances
  of $6,774, $6,864 and $5,697                              69,412          80,772          65,839
Inventories                                                372,787         335,389         365,676
Deferred income taxes                                       19,105          14,297           8,817
Prepaid expenses                                            31,437          21,364          30,402
                                                          --------        --------        --------

Total current assets                                       569,279         568,983         490,859

Property and equipment, net                                134,996         129,346         124,742
Deferred income taxes                                       10,029          10,259           8,368
Other assets, net                                           30,419          30,830          34,614
                                                          --------        --------        --------

                                                          $744,723        $739,418        $658,583
                                                          ========        ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                     $ 68,489        $ 76,338        $ 62,203
Accounts payable and accrued liabilities                   112,000         110,068         102,139
Income taxes payable                                         7,379          25,829             827
Merchandise and other customer credits                      15,098          14,237          11,939
                                                          --------        --------        --------
Total current liabilities                                  202,966         226,472         177,108

Reserve for product return                                   5,622           5,800           8,261
Long-term debt                                              93,685          92,675          98,305
Postretirement/employment benefit obligation                19,656          19,191          18,803
Other long-term liabilities                                 17,235          17,016          15,924

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized
   60,000 shares, issued  35,027, 34,529 and 34,405            350             345             344
Additional paid-in capital                                 164,581         150,045         146,484
Retained earnings                                          253,033         237,959         196,295
Foreign currency translation adjustments                   (12,405)        (10,085)         (2,941)
                                                          --------        --------        --------
Total stockholders' equity                                 405,559         378,264         340,182
                                                          --------        --------        --------

                                                          $744,723        $739,418        $658,583
                                                          ========        ========        ========

* Reclassified for comparative purposes.

                 See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                               For the                        For the
                                                    Three Months Ended               Six Months Ended
                                                               July 31,                      July 31,
                                                -----------------------       -----------------------
                                                    1997           1996           1997           1996
                                                    ----           ----           ----           ----
Net sales                                       $217,149       $202,763       $416,848       $383,504

Cost of sales                                    100,522         95,881        193,967        183,256
                                                --------       --------       --------       --------

Gross profit                                     116,627        106,882        222,881        200,248

Selling, general and administrative
  expenses                                        97,018         89,561        186,230        170,301
Provision for uncollectible accounts                 364            443            703            791
                                                --------       --------       --------       --------

Earnings from operations                          19,245         16,878         35,948         29,156

Other expenses, net                                1,035          2,360          2,159          5,700
                                                --------       --------       --------       --------

Earnings before income taxes                      18,210         14,518         33,789         23,456

Provision for income taxes                         7,830          6,272         14,529         10,133
                                                --------       --------       --------       --------

Net earnings                                    $ 10,380       $  8,246       $ 19,260       $ 13,323
                                                ========       ========       ========       ========

Net earnings per share:

Primary                                         $   0.29       $   0.24       $   0.53       $   0.39
                                                ========       ========       ========       ========

Fully diluted                                   $   0.29       $   0.24       $   0.53       $   0.39
                                                ========       ========       ========       ========

Weighted average number of common shares:

Primary                                           36,339         34,715         36,125         34,058

Fully diluted                                     36,339         35,688         36,205         35,541




                 See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)


                                                                                                                         Foreign
                                                Total                Common Stock     Additional                        Currency
                                        Stockholders'          ------------------        Paid-In     Retained        Translation
                                               Equity          Shares      Amount        Capital     Earnings        Adjustments
                                        -------------          ------      ------     ----------     --------        -----------
BALANCES, January 31, 1997                   $378,264          34,529        $345       $150,045     $237,959           $(10,085)

Issuance of Common Stock                        1,800              50           1          1,799            -                  -

Exercise of stock options                       3,802             245           2          3,800            -                  -

Tax benefit from exercise of
 stock options                                  2,710               -           -          2,710            -                  -

Cash dividends on Common Stock                 (1,738)              -           -              -       (1,738)                 -

Foreign currency translation
 adjustments                                   (3,049)              -           -              -            -             (3,049)

Net earnings                                    8,880               -           -              -        8,880                  -
                                             --------          ------        ----       --------     --------           --------

BALANCES, April 30, 1997                      390,669          34,824         348        158,354      245,101            (13,134)
                                             ========          ======        ====       ========     ========           ========

Exercise of stock options                       3,649             203           2          3,647            -                  -

Tax benefit from exercise of
 stock options                                  2,580               -           -          2,580            -                  -

Cash dividends on Common Stock                 (2,448)              -           -              -       (2,448)                 -

Foreign currency translation
 adjustments                                      729               -           -              -            -                729

Net earnings                                   10,380               -           -              -       10,380                  -
                                             --------          ------        ----       --------     --------           --------

BALANCES, July 31, 1997                      $405,559          35,027        $350       $164,581     $253,033           $(12,405)
                                             ========          ======        ====       ========     ========           ========



                 See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                             For the
                                                                    Six Months Ended
                                                                             July 31,
                                                           -------------------------
                                                               1997             1996*
                                                               ----             ----
Cash Flows From Operating Activities:
 Net earnings                                              $ 19,260         $ 13,323
 Adjustments to reconcile net earnings to net cash
  used in operating activities:
   Depreciation and amortization                             10,811           10,390
   Provision for uncollectible accounts                         703              791
   Reduction in reserve for product return                     (178)          (2,977)
   Provision for inventories                                  4,902            2,991
   Deferred income taxes                                     (4,416)             887
   Provision for postretirement/employment benefits             465              772
 Changes in assets and liabilities:
   Accounts receivable                                        9,704           12,074
   Inventories                                              (42,742)         (56,312)
   Prepaid expenses                                         (10,124)         (10,288)
   Other assets, net                                           (324)          (8,740)
   Accounts payable                                           5,840           (2,799)
   Accrued liabilities                                       (2,383)          (1,892)
   Income taxes payable                                     (18,420)         (18,879)
   Merchandise and other customer credits                       861              885
   Other long-term liabilities                                  885              357
                                                           --------         --------
 Net cash used in operating activities                      (25,156)         (59,417)
                                                           --------         --------

Cash Flows From Investing Activities:
  Capital expenditures                                      (16,301)         (18,904)
  Purchase of  short-term investments                       (15,000)              --
  Proceeds from sale of fixed assets                             --               19
  Proceeds from lease incentives                                831            1,590
                                                           --------         --------
  Net cash used in investing activities                     (30,470)         (17,295)
                                                           --------         --------

Cash Flows From Financing Activities:
  Payments on short-term borrowings                          (8,552)         (17,053)
  Prepayment of long-term trade payable                          --          (25,649)
  Proceeds from issuance of long-term debt                       --           45,719
  Proceeds from exercise of stock options                     7,451           10,960
  Tax benefit from exercise of stock options                  5,290            3,745
  Cash dividends on Common Stock                             (4,186)          (2,851)
                                                           --------         --------
  Net cash provided by financing activities                       3           14,871
                                                           --------         --------

Net decrease in cash and cash equivalents                   (55,623)         (61,841)
  Cash and cash equivalents at beginning of year            117,161           81,966
                                                           --------         --------

  Cash and cash equivalents at end of six months           $ 61,538         $ 20,125
                                                           ========         ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the six months for:
     Interest                                              $  3,643         $  7,402
                                                           ========         ========
     Income taxes                                          $ 33,439         $ 25,353
                                                           ========         ========

Supplemental Schedule of Noncash Investing and
 Financing Activities:
   Conversion of Subordinated Debentures to Equity         $     --         $ 48,343
                                                           ========         ========
   Issuance of Common Stock for the Employee Profit
    Sharing and Retirement Savings Plan                    $  1,800         $  1,000
                                                           ========         ========

* Reclassified for comparative purposes.

                 See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The statements are without audit and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of July 31, 1997 and the results of operations and cash flows for the interim periods presented. The financial statements for January 31, 1997 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the three and six months ended July 31, 1997 and 1996 are not necessarily indicative of the results of the entire fiscal year.

2.       INVENTORIES

         Inventories at July 31, 1997, January 31, 1997 and July 31, 1996 are summarized as follows:

                                  July 31,     January 31,      July 31,
         (in thousands)               1997            1997         1996
                                  --------     -----------      -------
         Finished goods           $320,029        $286,109      $300,604
         Raw Materials              55,488          47,969        58,983
         Work-in-process             1,761           3,054        10,478
                                  --------        --------      --------
                                   377,278         337,132       370,065
         Reserves                   (4,491)         (1,743)       (4,389)
                                  --------        --------       -------

                                  $372,787        $335,389      $365,676
                                  ========        ========      ========

         At July 31, 1997, January 31, 1997 and July 31, 1996, $283,597,000,
         $249,904,000 and $276,120,000, respectively, of inventories were valued using the LIFO method. The excess of current cost over the LIFO inventory value was $16,670,000 at July 31, 1997, $14,870,000 at
         January 31, 1997 and $13,506,000 at July 31, 1996. The LIFO valuation method had the effect of decreasing net earnings by $0.01 per share in each of the three month periods ended July 31, 1997 and 1996. The LIFO valuation method had the effect of decreasing net earnings by $0.03 per share in each of the six month periods ended July 31, 1997 and 1996.

3.       EARNINGS PER SHARE

         Primary earnings per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, including dilutive stock options. The computation of fully diluted earnings per common share reflects the assumed conversion of the 6-3/8% Convertible Subordinated Debentures for the six months ended July 31, 1996, which were converted or redeemed during the period ended July 31, 1996.

4.       FINANCIAL HEDGING INSTRUMENTS

         In accordance with the Company's foreign currency hedging program, at July 31, 1997 the Company had outstanding purchased put options maturing at various dates through July 23, 1998, giving it the right, but not the obligation, to sell yen 8,190,000,000 for dollars at predetermined contract-exchange rates. The deferred unrealized gain on the Company's purchased put options amounted to $2,904,000 at July 31, 1997. If the market yen-exchange rates at maturity are below the contract rates, the Company will allow the options to expire.

         To mitigate the exchange rate fluctuations related to intercompany inventory purchases for the Company's business in Japan, the Company enters into forward exchange yen contracts. At July 31, 1997, the Company had $8,376,000 of such contracts outstanding, which subsequently matured on August 26, 1997. At July 31, 1996, the Company had $9,882,000 of such contracts outstanding, which subsequently matured on August 26, 1996.

5.       ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," ("SFAS No. 128") designed to improve the earnings per share ("EPS") information provided in financial statements and replaces the presentation of previously disclosed EPS with basic and diluted EPS. This standard is effective for the Company's financial statements for the fiscal year ending January 31, 1998. Based upon the Company's current capitalization structure, the adoption of SFAS No. 128 is not expected to have a material impact on the Company's reported EPS.

         In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information About Capital Structure." SFAS No. 129 requires disclosure for all types of securities issued and applies to all entities that have issued securities. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report information about operating segments and requires that those enterprises report selected information about operating segments in interim financial reports to stockholders. SFAS No. 129 is effective for the Company's financial statements for the fiscal year ending January 31, 1998. SFAS No. 130 and No. 131 are effective for the Company's financial statements for the fiscal year ending January 31, 1999. The Company is currently evaluating the impact, if any, of these new FASB statements.

6.       SUBSEQUENT EVENT

         On August 20, 1997, the Company's Board of Directors declared a quarterly dividend of $0.07 per common share. This dividend will be paid on October 10, 1997 to stockholders of record on September 19, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

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

The Company's net sales rose 7% in the second quarter (three months ended July 31, 1997) and 9% in the first half (six months ended July 31, 1997). This sales growth, combined with a higher gross margin and lower interest expense which were partially offset by a slightly higher expense ratio, resulted in net earnings growth of 26% in the second quarter and 45% in the first half.

NET SALES BY CHANNEL OF DISTRIBUTION


                                   Three Months                       Six Months
                                   Ended July 31,                   Ended July 31,
                              ------------------------        ------------------------
(in thousands)                  1997            1996            1997            1996
--------------                --------        --------        --------        --------
U.S. Retail                   $105,244        $ 92,499        $193,193        $172,895
Direct Marketing                20,997          22,108          37,724          41,026
International Retail            90,908          88,156         185,931         169,583
                              --------        --------        --------        --------
                              $217,149        $202,763        $416,848        $383,504
                              ========        ========        ========        ========

Percentage of Net Sales

U.S. Retail                         48%             46%             46%             45%
Direct Marketing                    10              11               9              11
International Retail                42              43              45              44
                              --------        --------        --------        --------
                                   100%            100%            100%            100%
                              ========        ========        ========        ========

U.S. Retail sales increased 14% in the second quarter and 12% in the first half. Due to increases in transactions and the average transaction size, comparable store sales rose 9% in the second quarter and 8% in the first half. Sales in the Company's flagship New York store rose 7% in the second quarter and 5% in the first half. Comparable branch store sales rose 11% in the second quarter and 10% in the first half. Spending by local-resident customers (representing the largest portion of sales) increased, while spending by foreign tourists declined. Strong performance in U.S. stores opened in the past year -- in Chevy Chase, Maryland (May 1996), Bergen County, New Jersey (November 1996) and Palo Alto, California (June 1997) -- also contributed to the U.S. Retail sales increases.

The Company plans to open four TIFFANY & CO. stores in the U.S. in Fiscal 1997. In addition to the store in Palo Alto, the Company intends to open three stores in November: in Cincinnati, Ohio, in Chestnut Hill, Massachusetts (a suburb of

Boston), and a smaller-format store in Charlotte, North Carolina. In addition, two older, existing stores are scheduled to be relocated: the Chicago store to larger quarters on North Michigan Avenue in November and the San Diego store to a smaller location in January 1998.

Direct Marketing sales declined 5% in the second quarter and 8% in the first half. Corporate and catalog sales were adversely affected by the Company's transition to its new Customer Service/Distribution Center in Parsippany, New Jersey which began in early April 1997 and which temporarily affected order processing and shipping. The new Center achieved historical production and backlog levels by the end of the second quarter. To accommodate the transition, the Company delayed its catalog mailings and, as a result, catalog sales declined 19% in the second quarter and 20% in the first half. Corporate sales rose 5% in the second quarter and were unchanged in the first half. In the Corporate division, the Company continues to establish a sales presence in additional U.S. markets in order to increase overall market penetration while, in the Catalog division, the Company has resumed mailings and anticipates an annual 8-12% increase to 22-23 million catalogs for Fiscal 1997.

International Retail sales, in U.S. dollars, rose 3% in the second quarter and 10% in the first half due to local-currency sales growth in all key regions. In Japan, the Company's largest international market, total local-currency retail sales rose 9% and 28% in the second quarter and first half, due to comparable store sales growth of 2% and 14% in the corresponding periods, as well as incremental sales from the Company's Tokyo flagship store that opened in May 1996. Management believes that consumer spending in anticipation of an April 1, 1997 increase in the Japanese consumption tax adversely affected sales growth in the second quarter. In addition, the first anniversary of the Tokyo flagship store's opening, which had initially benefited from substantial publicity and promotional activity, resulted in a challenging sales comparison in the second quarter. However, the flagship store achieved sales growth by the end of the second quarter.

The Company's reported sales and earnings results reflect either a translation-related benefit from a strengthening Japanese yen or a detriment from a strengthening U.S. dollar. When translated into U.S. dollars, total Japan retail sales rose 2% in the second quarter and 14% in the first half, as yen-denominated sales growth was partially offset by the effect of a strengthening dollar against the yen. The Company regularly monitors its retail and wholesale pricing in relation to changes in foreign currency rates and local economic and competitive conditions. The Company maintains a foreign currency hedging program for merchandise purchase transactions initiated from Japan in order to reduce the potentially negative impact on the Company's financial results of a significant strengthening of the U.S. dollar. In the recent past, the hedging program has achieved its objective by stabilizing product costs despite exchange rate fluctuations. However, as a result of the continued weakening of the yen, effective February 1, 1997 the Company raised its retail prices in Japan by an average of 8%, primarily on non-diamond merchandise.

Comparable store sales in the second quarter and first half increased 10% and 13% in Asia-Pacific markets outside Japan, and 23% and 27% in Europe.

GROSS MARGIN

Gross margin (gross profit as a percentage of net sales) was 53.7% and 53.5% in 1997's second quarter and first half, compared with 52.7% and 52.2% in the corresponding prior-year periods. The increases were largely due to a shift in sales mix toward the Company's retail businesses. The Company's ongoing gross margin and pricing strategy is to offset product-cost increases with higher retail selling prices and thereby maintain gross margin at prior-year levels.

OPERATING EXPENSES

Selling, general and administrative expenses and the provision for uncollectible accounts increased 8% and 9% in the second quarter and first half. The increases were primarily due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses. The ratio of operating expenses to net sales increased slightly to 44.8% in both the second quarter and first half of 1997, compared with 44.4% and 44.6% in the corresponding prior year periods. This was due to Direct Marketing sales shortfalls, as well as incremental expenses (which are expected to continue for the remainder of Fiscal 1997) related to the customer service center transition. Management's ongoing objective is to reduce the expense ratio for the full year by leveraging the Company's fixed-expense base.

EARNINGS FROM OPERATIONS

As a result of the above factors, earnings from operations in the second quarter and first half rose 14% and 23% over 1996 and increased as a percentage of net sales.

OTHER EXPENSES, NET

Declines in Other expenses, net in both the second quarter and first half primarily resulted from lower interest expense related to lower net-debt levels compared with the prior year. This was due to the conversion and redemption in June 1996 of the Company's $50,000,000 principal amount 6-3/8% Convertible Subordinated Debentures Due 2001, as well as internally-generated cash flow that, in turn, resulted in higher interest income. On the basis of current plans, interest rates and foreign currency exchange rates, management expects interest expense on net-debt in the second half of Fiscal 1997 to be below the prior year, although by more modest amounts than in the first half.

ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," ("SFAS No. 128") designed to improve the earnings per share ("EPS") information provided in financial statements and replaces the presentation of previously disclosed EPS with basic and diluted EPS. This standard is effective for the Company's financial statements for the fiscal year ending January 31, 1998. Based upon the Company's current capitalization structure, the adoption of SFAS No. 128 is not expected to have a material impact on the Company's reported EPS.

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information About Capital Structure." SFAS No. 129 requires disclosure for all types of securities issued and applies to all entities that have issued securities. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report information about operating segments and requires that those enterprises report selected information about operating segments in interim financial reports to stockholders. SFAS No. 129 is effective for the Company's financial statements for the fiscal year ending January 31, 1998. SFAS No. 130 and No. 131 are effective for the Company's financial statements for the fiscal year ending January 31, 1999.

The Company is currently evaluating the impact, if any, of these new FASB statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements which have increased due to growth in the Company's business. Management believes that the Company's financial condition at July 31, 1997 provides sufficient resources to support current business activities and planned expansion. Working capital (current assets minus current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $366,313,000 and 2.8:1 at July 31, 1997, compared with $342,511,000 and 2.5:1 at January 31, 1997.

Inventories, which represented 50% of total assets at July 31, 1997, increased 11% from January 31, 1997 while inventory turnover was maintained at 1.0 times. Higher inventories are required to support sales growth, new stores and expanded product offerings. The Company's ongoing objective is to improve inventory performance through: refinement of worldwide replenishment systems; focus on the specialized disciplines of product development, assortment planning and inventory management; improved presentation and management of display inventories in each store; assortment editing by product category; and a time-phased program of improvements in warehouse management and supply-chain logistics.

Capital expenditures were $16,301,000 in the first half of Fiscal 1997, compared with $18,904,000 in 1996. The decrease was due to nonrecurring expenditures related to the opening of the Company's flagship store in Tokyo, Japan in May 1996. Based on current plans, the Company expects that capital expenditures will be approximately $55,000,000 in Fiscal 1997, compared with $39,884,000 in Fiscal 1996, largely due to an increased number of new store openings and relocations, as well as expanded manufacturing facilities and investments in new systems.

The Company's net cash outflow from operating activities of $25,156,000 in 1997's first half was less than the outflow of $59,417,000 in the prior year. Primarily, this resulted from lower inventory purchases, increased net earnings and improvements in working capital levels. Net-debt (short-term borrowings plus long-term debt minus the sum of cash and cash equivalents and short-term investments) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) was $85,636,000 and 17% at July 31, 1997, compared with $51,852,000 and 12% at January 31, 1997.

The Company's sources of working capital are internally-generated cash flows and borrowings available under a five-year, $130,000,000 multicurrency, noncollateralized revolving credit facility which expires on June 30, 2002. Management anticipates that internally-generated cash flows and funds available under the revolving credit facility will be sufficient to support the Company's planned worldwide business expansion, as well as seasonal working capital increases typically required during the third and fourth quarters of the year.

SEASONALITY

The Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.

RISK FACTORS

This document contains certain "forward looking statements" concerning the Company's objectives and expectations with respect to new store openings, retail prices, gross margin, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations for sales, earnings and cash flow. As a retailer, the Company's success in achieving its objectives and expectations is dependent upon economic conditions and consumer attitudes and, in making forward-looking statements, management assumes that existing conditions and attitudes will prevail. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that new stores and other sales locations can be leased or otherwise obtained on suitable lease terms in desired markets and that construction can be completed on a timely basis; (ii) that existing product supply arrangements, including license agreements with third-party designers, will continue; (iii) that the market for high-quality cut diamonds will provide continuity of supply and pricing; (iv) that new systems for inventory management can be successfully integrated into the Company's operations and that warehousing and distribution productivity can be further improved to support the Company's worldwide distribution requirements; and (v) that the exchange relationship between the Japanese yen and the U.S. dollar will not substantially change during Fiscal 1997.

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security-Holders

At Registrant's Annual Meeting of Stockholders held on May 15, 1997 each of the nominees listed below was elected a director of Registrant to hold office until the next annual meeting of the stockholders and until his or her respective successor has been elected and qualified. Tabulated with the name of each of the nominees elected is the number of Common shares cast for each nominee and the number of Common shares withholding authority to vote for each nominee. There were no broker non-votes or abstentions with respect to the election of directors.

      Nominee                 Voted For      Withholding Authority
      William R. Chaney       31,355,615             387,053
      Samuel L. Hayes III     31,360,112             382,556
      Michael J. Kowalski     31,360,301             382,367
      Charles K. Marquis      31,300,612             442,056
      James E. Quinn          31,361,106             381,562
      Yoshiaki Sakakura       25,623,461           6,119,207
      William A. Shutzer      31,367,712             374,956
      Geraldine Stutz         31,345,038             397,630

The stockholders approved the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company's fiscal 1998 financial statements. With respect to such appointment, 31,702,304 shares were voted to approve, 22,652 shares were voted against, and 17,712 shares abstained from voting. There were no broker non-votes with respect to the approval of the appointment of Coopers & Lybrand L.L.P.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11        Statement re Computation of Per Share Earnings.

          27        Financial Data Schedule.

     (b)  Reports on Form 8-K

          NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TIFFANY & CO.
                                          (Registrant)


Date: September 12, 1997            By:  /s/ James N. Fernandez
                                        -------------------------------
                                        James N. Fernandez
                                        Senior Vice President - Finance
                                        and Chief Financial Officer
                                        (principal financial officer)

                                EXHIBIT INDEX


Exhibit No.        Description

   11              Statement re Computation of Per Share Earnings.

   27              Financial Data Schedule.