Form 10-Q
period 1997-10-31
TIFFANY & CO
filed 1997-12-10
CIK 98246

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED OCTOBER 31, 1997. OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM ________ TO ___________.


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 35,116,295 shares outstanding at the close of business on October 31, 1997.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1997



PART I - FINANCIAL INFORMATION                                                                       Page
                                                                                                     ----
Item 1.           Financial Statements

                  Consolidated Balance Sheets - October 31, 1997 (Unaudited),
                    January 31, 1997 and October 31, 1996 (Unaudited)                                3

                  Consolidated Statements of Earnings - for the three and nine
                    months ended October 31, 1997 and 1996 (Unaudited)                               4

                  Consolidated Statements of Stockholders' Equity for the three
                    and nine months ended October 31, 1997 (Unaudited)                               5

                  Consolidated Statements of Cash Flows - for
                    for the nine months ended October 31, 1997
                    and 1996 (Unaudited)                                                             6

                  Notes to Consolidated Financial Statements
                    (Unaudited)                                                                    7-9

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                10-14

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                  15

                  (a)      Exhibits

                  (b)      Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                         October 31,      January 31,       October 31,
                                                             1997             1997             1996*
                                                             ----             ----             -----
                                                         (Unaudited)                        (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                                $  24,483         $ 117,161         $  19,794
Short-term investments                                      15,000                --                --
Accounts receivable, less allowances
  of $6,736, $6,864 and $5,919                              82,305            80,772            80,403
Inventories                                                415,371           335,389           389,910
Deferred income taxes                                       19,125            14,297             9,100
Prepaid expenses                                            30,848            21,364            28,843
                                                         ---------         ---------         ---------
Total current assets                                       587,132           568,983           528,050

Property and equipment, net                                146,942           129,346           131,232
Deferred income taxes                                        9,223            10,259             7,575
Other assets, net                                           30,667            30,830            35,531
                                                         ---------         ---------         ---------

                                                         $ 773,964         $ 739,418         $ 702,388
                                                         =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                    $  65,196         $  76,338         $  74,218
Accounts payable and accrued liabilities                   138,037           110,068           130,036
Income taxes payable                                         2,951            25,829               240
Merchandise and other customer credits                      15,989            14,237            12,522
                                                         ---------         ---------         ---------
Total current liabilities                                  222,173           226,472           217,016

Reserve for product return                                   3,956             5,800             6,428
Long-term debt                                              93,080            92,675            95,340
Postretirement/employment benefit obligation                19,889            19,191            18,997
Other long-term liabilities                                 17,860            17,016            16,737

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized
  60,000 shares, issued 35,116, 34,529 and 34,495              351               345               345
Additional paid-in capital                                 167,562           150,045           148,979
Retained earnings                                          262,038           237,959           203,918
Foreign currency translation adjustments                   (12,945)          (10,085)           (5,372)
                                                         ---------         ---------         ---------
Total stockholders' equity                                 417,006           378,264           347,870
                                                         ---------         ---------         ---------

                                                         $ 773,964         $ 739,418         $ 702,388
                                                         =========         =========         =========

* Reclassified for comparative purposes.

                 See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                  For the                         For the
                                                       Three Months Ended               Nine Months Ended
                                                              October 31,                     October 31,
                                                -------------------------       -------------------------
                                                     1997            1996            1997            1996
                                                     ----            ----            ----            ----
Net sales                                        $233,074        $210,985        $649,922        $594,489

Cost of sales                                     106,195          96,701         300,162         279,957
                                                 --------        --------        --------        --------

Gross profit                                      126,879         114,284         349,760         314,532

Selling, general and administrative
  expenses                                        105,033          95,183         291,263         265,483
Provision for uncollectible accounts                  420             458           1,123           1,250
                                                 --------        --------        --------        --------

Earnings from operations                           21,426          18,643          57,374          47,799

Other expenses, net                                 1,315           2,186           3,474           7,886
                                                 --------        --------        --------        --------

Earnings before income taxes                       20,111          16,457          53,900          39,913

Provision for income taxes                          8,648           7,110          23,177          17,243
                                                 --------        --------        --------        --------

Net earnings                                     $ 11,463        $  9,347        $ 30,723        $ 22,670
                                                 ========        ========        ========        ========


Net earnings per share:

Primary                                          $   0.32        $   0.26        $   0.85        $   0.65
                                                 ========        ========        ========        ========

Fully diluted                                    $   0.32        $   0.26        $   0.85        $   0.65
                                                 ========        ========        ========        ========


Weighted average number of common shares:

Primary                                            36,286          35,845          36,179          34,654

Fully diluted                                      36,286          35,845          36,208          35,675

                 See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)


                                                                                                                   Foreign
                                             Total         Common  Stock      Additional                          Currency
                                     Stockholders'         -------------         Paid-In         Retained      Translation
                                            Equity         Shares Amount         Capital         Earnings      Adjustments
                                     -------------         ------ ------      ----------         --------      -----------
BALANCES, January 31, 1997               $ 378,264         34,529   $345        $150,045        $ 237,959         $(10,085)
Issuance of Common Stock                     1,800             50      1           1,799               --               --
Exercise of stock options                    3,802            245      2           3,800               --               --
Tax benefit from exercise of
 stock options                               2,710             --     --           2,710               --               --
Cash dividends on Common Stock              (1,738)            --     --              --           (1,738)              --
Foreign currency translation
 adjustments                                (3,049)            --     --              --               --           (3,049)
Net earnings                                 8,880             --     --              --            8,880               --
                                         ---------         ------   ----        --------        ---------         --------

BALANCES, April 30, 1997                   390,669         34,824    348         158,354          245,101          (13,134)
                                         ---------         ------   ----        --------        ---------         --------

Exercise of stock options                    3,649            203      2           3,647               --               --
Tax benefit from exercise of
 stock options                               2,580             --     --           2,580               --               --
Cash dividends on Common Stock              (2,448)            --     --              --           (2,448)              --
Foreign currency translation
 adjustments                                   729             --     --              --               --              729
Net earnings                                10,380             --     --              --           10,380               --
                                         ---------         ------   ----        --------        ---------         --------

BALANCES, July 31, 1997                    405,559         35,027    350         164,581          253,033          (12,405)
                                         ---------         ------   ----        --------        ---------         ---------

Exercise of stock options                    1,774             89      1           1,773               --               --
Tax benefit from exercise of
 stock options                               1,208             --     --           1,208               --               --
Cash dividends on Common Stock              (2,458)            --     --              --           (2,458)              --
Foreign currency translation
 adjustments                                  (540)            --     --              --               --             (540)
Net earnings                                11,463             --     --              --           11,463               --
                                         ---------         ------   ----        --------        ---------         --------

BALANCES, October 31, 1997               $ 417,006         35,116   $351        $167,562        $ 262,038         $(12,945)
                                         =========         ======   ====        ========        =========         ========

                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                For the
                                                                      Nine Months Ended
                                                                            October 31,
                                                            ----------------------------
                                                                  1997            1996*
                                                                  ----            -----
Cash Flows From Operating Activities:
  Net earnings                                               $  30,723         $ 22,670
  Adjustments to reconcile net earnings
    to net cash used in operating activities:
    Depreciation and amortization                               16,774           15,502
    Provision for uncollectible accounts                         1,123            1,250
    Reduction in reserve for product return                     (1,844)          (4,810)
    Provision for inventories                                    5,033            3,594
    Deferred income taxes                                       (3,753)           1,371
    Provision for postretirement/employment benefits               698              966
  Change in assets and in liabilities:
    Accounts receivable                                         (3,569)          (3,624)
    Inventories                                                (87,210)         (91,071)
    Prepaid expenses                                            (9,648)          (9,168)
    Other assets, net                                             (954)         (10,634)
    Accounts payable                                            23,759           16,298
    Accrued liabilities                                          5,893            9,353
    Income taxes payable                                       (22,839)         (19,309)
    Merchandise and other customer credits                       1,752            1,468
    Other long-term liabilities                                  1,800              645
                                                             ---------         --------
  Net cash used in operating activities                        (42,262)         (65,499)
                                                             ---------         --------

Cash Flows From Investing Activities:
  Capital expenditures                                         (33,988)         (30,456)
  Purchase of short-term investments                           (15,000)              --
  Proceeds from sale of fixed assets                                --               26
  Proceeds from lease incentives                                   851            1,590
                                                             ---------         --------
  Net cash used in investing activities                        (48,137)         (28,840)
                                                             ---------         --------

Cash Flows From Financing Activities:
  Payments on short-term borrowings                            (11,353)            (351)
  Prepayment of long-term trade payable                             --          (25,432)
  Proceeds from issuance of long-term debt                          --           45,324
  Proceeds from exercise of stock options                        9,220           12,667
  Tax benefit from exercise of stock options                     6,498            4,534
  Cash dividends on Common Stock                                (6,644)          (4,575)
                                                             ---------         --------
  Net cash (used in) provided by financing activities           (2,279)          32,167
                                                             ---------         --------

Net decrease in cash and cash equivalents                      (92,678)         (62,172)
  Cash and cash equivalents at beginning of year               117,161           81,966
                                                             ---------         --------

  Cash and cash equivalents at end of nine months            $  24,483         $ 19,794
                                                             =========         ========


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the nine months for:
    Interest                                                 $   4,872         $  8,735
                                                             =========         ========
    Income taxes                                             $  43,282         $ 32,641
                                                             =========         ========

Supplemental Schedule of Noncash Investing and
 Financing Activities:
   Conversion of Subordinated Debentures to Equity           $      --         $ 48,343
                                                             =========         ========
   Issuance of Common Stock for the Employee Profit
    Sharing and Retirement Savings Plan                      $   1,800         $  1,000
                                                             =========         ========

*Reclassified for comparative purposes

                 See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The statements are without audit and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of October 31, 1997 and the results of operations and cash flows for the interim periods presented. The financial statements for January 31, 1997 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the three and nine months ended October 31, 1997 and 1996 are not necessarily indicative of the results of the entire fiscal year.

2.       INVENTORIES

         Inventories at October 31, 1997, January 31, 1997 and October 31, 1996 are summarized as follows:

                                                       October 31,             January 31,          October 31,
         (in thousands)                                       1997                    1997                1996
         --------------                                -----------             -----------         -----------
         Finished goods                                   $362,518                $286,109             $329,917
         Raw Materials                                      55,722                  47,969               53,640
         Work-in-process                                     1,964                   3,054               11,004
                                                          --------                --------             --------
                                                           420,042                 337,132              394,561
         Reserves                                           (4,833)                 (1,743)              (4,651)
                                                          --------                --------             --------

                                                          $415,371                $335,389             $389,910
                                                          ========                ========             ========

         At October 31, 1997, January 31, 1997 and October 31, 1996, $309,181,000, $249,904,000 and $289,403,000, respectively, of inventories were valued using the LIFO method. The excess of current cost over the LIFO inventory value was $17,927,000 at October 31, 1997, $14,870,000 at January 31, 1997 and $14,649,000 at October 31, 1996.
         The LIFO valuation method had the effect of decreasing net earnings by $0.02 per share in each of the three month periods ended October 31, 1997 and 1996. The LIFO valuation method had the effect of decreasing net earnings by $0.05 per share in each of the nine month periods ended October 31, 1997 and 1996.

3.       EARNINGS PER SHARE

         Primary earnings per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, including dilutive stock options. The computation of fully diluted earnings per common share reflects the assumed conversion of the 6-3/8% Convertible Subordinated Debentures for the nine months ended October 31, 1996, which were converted or redeemed during the period ended July 31, 1996.

4.       FINANCIAL HEDGING INSTRUMENTS

         In accordance with the Company's foreign currency hedging program, at October 31, 1997 the Company had outstanding purchased put options maturing at various dates through October 22, 1998, giving it the right, but not the obligation, to sell yen 8,445,000,000 for dollars at predetermined contract-exchange rates. The deferred unrealized gain on the Company's purchased put options amounted to $1,771,000 at October 31, 1997. If the market yen-exchange rates at maturity are below the contract rates, the Company will allow the options to expire.

         To mitigate the exchange rate fluctuations related to intercompany inventory purchases for the Company's business in Japan, the Company enters into forward exchange yen contracts. At October 31, 1997, the Company had $44,050,000 of such contracts outstanding, which will mature at various dates through January 26, 1998. At October 31, 1996, the Company had $13,636,000 of such contracts outstanding, which subsequently matured on November 26, 1996.

5.       ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," ("SFAS No. 128") designed to improve the earnings per share ("EPS") information provided in financial statements and to replace the presentation of previously disclosed EPS with basic and diluted EPS. This standard is effective for the Company's financial statements for the fiscal year ending January 31, 1998. Based upon the Company's current capital structure, the adoption of SFAS No. 128 is not expected to have a material impact on the Company's reported EPS.

         In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information About Capital Structure." SFAS No. 129 requires disclosure concerning issued securities of all types, and applies to all issuers. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes accounting standards for the reporting of information about operating segments by public business enterprises in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports to stockholders. SFAS No. 129 is effective for the Company's financial statements for the fiscal year ending January 31, 1998. SFAS No. 130 and No. 131 are effective for the Company's financial statements for the fiscal year ending January 31, 1999. The adoption of these new accounting standards is not expected to have a material effect on the Company's financial statements.

6.       SUBSEQUENT EVENTS

         On November 20, 1997, the Company's Board of Directors declared a quarterly dividend of $0.07 per common share. This dividend will be paid on January 12, 1998 to stockholders of record on December 22, 1997.

         On November 20, 1997, the Company's Board of Directors approved a program under which the Company will repurchase up to $100,000,000 of its outstanding Common Stock in the open market during the next three years. The timing and actual number of shares purchased will depend on a variety of factors such as price and other market conditions.

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

The Company's net sales rose 10% in the third quarter (three months ended October 31, 1997) and 9% in the year-to-date (nine months ended October 31,
1997). This sales growth, combined with a higher operating margin and lower interest expense, resulted in net earnings growth of 23% in the third quarter and 36% in the year-to-date.

                      NET SALES BY CHANNEL OF DISTRIBUTION

                                                   Three Months                        Nine Months
                                                 Ended October 31,                  Ended October 31,
                                            --------------------------          --------------------------
(in thousands)                                1997              1996              1997              1996
--------------                              --------          --------          --------         ---------
U.S. Retail                                 $114,467          $ 99,715          $307,660         $272,610
Direct Marketing                              24,651            22,546            62,375           63,572
International Retail                          93,956            88,724           279,887          258,307
                                            --------          --------          --------         --------
                                            $233,074          $210,985          $649,922         $594,489
                                            ========          ========          ========         ========



Percentage of Net Sales
U.S. Retail                                    49%              47%               47%               46%
Direct Marketing                               11               11                10                11
International Retail                           40               42                43                43
                                               ---              ---               ---               ---
                                               100%             100%              100%              100%
                                               ===              ===               ===               ===

U.S. Retail sales rose 15% in the third quarter and 13% in the year-to-date. Comparable store sales rose 11% in the third quarter and 9% in the year-to-date due to increases in the number of transactions and the average transaction size. Sales in the Company's flagship Fifth Avenue New York store rose 10% in the third quarter and 7% in the year-to-date, while comparable branch store sales rose 11% in both the third quarter and year-to-date. Spending by local-resident customers (representing the largest portion of sales) increased, while spending by foreign tourists declined.

Strong performance in U.S. stores opened in the past year -- in Chevy Chase, Maryland (May 1996), Bergen County, New Jersey (November 1996) and Palo Alto, California (June 1997) -- also contributed to the U.S. Retail sales increases.

Direct Marketing sales increased 9% in the third quarter due to growth in Corporate and Catalog division sales, but declined 2% in the year-to-date. Corporate and Catalog sales had been adversely affected by the Company's transition to its new Customer Service/Distribution Center in Parsippany, New Jersey which began in early April 1997. The transition temporarily affected order processing and shipping which led, in part, to the Company's decision to delay catalog mailings in the second quarter. However, the Company returned to previous production and backlog levels by the end of the second quarter. Corporate sales rose 10% in the third quarter and 3% in the year-to-date. The Corporate division continues to establish a sales presence in additional U.S. markets in order to increase overall market penetration. Catalog sales rose 8% in the third quarter but declined 10% in the year-to-date. The Company now anticipates increasing its catalog circulation by approximately 5% to almost 22 million catalogs for Fiscal 1997.

International Retail sales rose 6% in the third quarter and 8% in the year-to-date. In Japan, the Company's largest international market, total local-currency retail sales rose 18% in the third quarter and 24% in the year-to-date, due to comparable store sales growth of 14% in both periods, as well as incremental sales from the Company's Tokyo flagship store that opened in May 1996 and three new boutiques that opened in 1997.

The Company's reported sales and earnings results reflect either a translation-related benefit from a strengthening Japanese yen or a detriment from a strengthening U.S. dollar. When translated into U.S. dollars, total Japan retail sales rose 10% in the third quarter and 13% in the year-to-date, as yen-denominated sales growth was partially offset by the effect of a strengthening dollar. The Company maintains a foreign currency hedging program for merchandise purchase transactions initiated from Japan in order to reduce the potentially negative impact on the Company's financial results of a significant strengthening of the U.S. dollar. In the recent past, the hedging program has achieved its objective by stabilizing product costs despite exchange rate fluctuations.

Comparable store sales in local currencies in the Asia-Pacific region outside Japan (representing less than 10% of total Company sales) declined 9% in the third quarter, as a result of recent sales declines in Hong Kong and, to a lesser extent, in other markets, largely due to reduced spending by Japanese tourists. On a year-to-date basis, sales in that region were 5% above the prior year. Comparable store sales in local currencies in Europe rose 13% and 22% in the third quarter and year-to-date.

GROSS MARGIN
Gross margins (gross profit as a percentage of net sales) of 54.4% and 53.8% in 1997's third quarter and year-to-date were higher than 54.2% and 52.9% in the corresponding prior-year periods. The increases were largely due to a shift in sales mix toward the Company's retail businesses. The Company's ongoing gross margin and pricing strategy is to offset product-cost increases with higher retail selling prices and, thereby, maintain gross margin at prior-year levels.

OPERATING EXPENSES
Selling, general and administrative expenses and the provision for uncollectible accounts increased 10% in both the third quarter and year-to-date. The increases were primarily due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses and incremental expenses related to the new customer service center. The ratio of operating expenses to net sales was 45.2% in the third quarter and 45.0% in the year-to-date, compared with 45.3% and 44.9% in the corresponding prior-year periods. Management's ongoing objective is to reduce the expense ratio by leveraging the Company's fixed-expense base.

EARNINGS FROM OPERATIONS
As a result of the above factors, earnings from operations rose 15% in the third quarter and 20% in the year-to-date and also increased as a percentage of net sales.

OTHER EXPENSES, NET
Other expenses, net declined in both the third quarter and year-to-date, primarily due to lower net-interest expense related to lower net-debt levels compared with the prior year. This was due to the conversion and redemption in June 1996 of the Company's $50,000,000 principal amount 6-3/8% Convertible Subordinated Debentures Due 2001, as well as internally-generated cash flows that, in turn, resulted in higher interest income. On the basis of current plans, interest rates and foreign currency exchange rates, management expects interest expense on net-debt in the remainder of Fiscal 1997 to continue to be below the prior year.

ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," ("SFAS No. 128") designed to improve the earnings per share ("EPS") information provided in financial statements and to replace the presentation of previously disclosed EPS with basic and diluted EPS. This standard is effective for the Company's financial statements for the fiscal year ending January 31, 1998. Based upon the Company's current capital structure, the adoption of SFAS No. 128 is not expected to have a material impact on the Company's reported EPS.

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information About Capital Structure." SFAS No. 129 requires disclosure concerning issued securities of all types and applies to all issuers. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes accounting standards for the reporting of information about operating segments by public business enterprises in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports to stockholders. SFAS No. 129 is effective for the Company's financial statements for the fiscal year ending January 31, 1998. SFAS No. 130 and No. 131 are effective for the Company's financial statements for the fiscal year ending January 31, 1999. The adoption of these new accounting standards is not expected to have a material effect on the Company's financial statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements which have increased due to growth in the Company's business. Management believes that the Company's financial condition at October 31, 1997 provides sufficient resources to support current business activities and planned expansion. Working capital (current assets minus current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $364,959,000 and 2.6:1 at October 31, 1997, compared with $342,511,000 and 2.5:1 at January 31, 1997.

Inventories, which represented 54% of total assets at October 31, 1997, increased 24% from January 31, 1997 and 7% from October 31, 1996, while inventory turnover was maintained at 1.0 times. Higher inventories were required to support sales growth, new stores and expanded product offerings, as well as to support expected customer demand during the fourth quarter's holiday season. The Company's ongoing objective is to improve inventory performance through: refinement of worldwide replenishment systems; focus on the specialized disciplines of product development, assortment planning and inventory management; improved presentation and management of display inventories in each store; assortment editing by product category; and a time-phased program of improvements in warehouse management and supply-chain logistics.

Capital expenditures were $33,988,000 in Fiscal 1997's year-to-date, compared with $30,456,000 in 1996. The increase was due to expenditures related to a greater number of store openings and the relocation of an existing store. Based on current plans, the Company expects that capital expenditures will be approximately $55,000,000 in Fiscal 1997, compared with $39,884,000 in Fiscal 1996, largely due to an increased number of new store openings and relocations, as well as expanded manufacturing facilities and investments in new systems.

The Company's net cash outflow from operating activities of $42,262,000 in 1997's year-to-date was less than the outflow of $65,499,000 in the prior year, largely resulting from increased net earnings, lower inventory purchases and improvements in working capital levels. Net-debt (short-term borrowings plus long-term debt minus the sum of cash and cash equivalents and short-term investments) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) was $118,793,000 and 22% at October 31, 1997, compared with $51,852,000 and 12% at January 31, 1997 and $149,764,000
and 30% at October 31, 1996.

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

RISK FACTORS
This document contains certain "forward looking statements" concerning the Company's objectives and expectations with respect to retail prices, gross margin, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations for new store openings, sales, earnings and cash flow. As a retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that new stores and other sales locations can be leased or otherwise obtained on suitable lease terms in desired markets and that construction can be completed on a timely basis; (ii) that existing product supply arrangements, including license agreements with third-party designers, will continue; (iii) that the market for high-quality cut diamonds will provide continuity of supply and pricing; (iv) that new systems for inventory management can be successfully integrated into the Company's operations and that warehousing and distribution productivity can be further improved to support the Company's worldwide distribution requirements; and (v) that the exchange relationship between the Japanese yen and the U.S. dollar will not substantially change during Fiscal 1997.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.116 Credit Agreement dated as of June 26, 1995 by and among Registrant, Tiffany, Tiffany & Co. International, The Bank of New York, as Issuing Bank and as Swing Line Lender, The Bank of New York, as Arranging Agent and The Bank of New York, as Administrative Agent, restated through Amendment No. 5 dated as of November 20, 1997.

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


                                            TIFFANY & CO.
                                            (Registrant)


Date: December 10, 1997                     By:  /s/ James N. Fernandez
                                                -------------------------------
                                                James N. Fernandez
                                                Senior Vice President - Finance
                                                and Chief Financial Officer
                                                (principal financial officer)

                                  EXHIBIT INDEX



Exhibit
Number

10.116 Credit Agreement dated as of June 26, 1995 by and among Registrant, Tiffany, Tiffany & Co. International, The Bank of New York, as Issuing Bank and as Swing Line Lender, The Bank of New York, as Arranging Agent and The Bank of New York, as Administrative Agent, restated through Amendment No. 5 dated as of November 20, 1997.


11       Statement re Computation of Per Share Earnings

27       Financial Data Schedule (submitted to SEC only)