Form 10-K405
period 1998-01-31
TIFFANY & CO
filed 1998-04-09
CIK 98246

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

FOR THE FISCAL YEAR ENDED JANUARY 31, 1998        COMMISSION FILE NUMBER: 1-9494

                                 TIFFANY & CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      13-3228013
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

       727 FIFTH AVENUE, NEW YORK, NY                              10022
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 755-8000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                          NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                   WHICH REGISTERED
        -------------------               ------------------------
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

                                Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                            ------------------------

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING. As of March 25, 1998 the aggregate market value of voting stock held by non-affiliates was $1,597,564,370.66. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters below.
                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 35,250,627 shares of Common Stock outstanding as of March 25, 1998.
                            ------------------------

     The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant's Annual Report to Stockholders for the Fiscal Year Ended January 31, 1998 (Parts I, II and IV) and Registrant's Proxy Statement Dated April 9, 1998 (Part III).
================================================================================

                                     PART I

ITEM 1. BUSINESS

      (a)   General development of business.

      Registrant (also referred to as the "Company") is the parent corporation of Tiffany and Company ("Tiffany"). Charles L. Tiffany founded the business in 1837. He incorporated Tiffany in New York in 1868. Registrant acquired Tiffany in 1984 and completed the initial public offering of Registrant's Common Stock in 1987.

      (b) Financial information about industry segments.

      Industry segment information is not provided because the Registrant operates in a single industry segment: retail and wholesale distribution of fine jewelry, gift and fashion accessory items. Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998 (Footnote Q. "Foreign Operations") is the Registrant's geographic segment information for the fiscal years ended January 31, 1998, 1997 and 1996.

      (c) Narrative description of business.

      As used below, the terms "Fiscal 1995", "Fiscal 1996" and "Fiscal 1997" refer to the fiscal years ended on January 31, 1996, 1997 and 1998, respectively. Registrant is a holding company, and conducts all business through its subsidiary corporations.

                                    Products

      Registrant's principal product categories are fine jewelry, timepieces, sterling silver goods, china, crystal, stationery, writing instruments, fragrance, and personal accessories.

      Registrant offers an extensive selection of fine jewelry at a wide range of prices. In Fiscal 1995, 1996 and 1997, approximately 70%, 70% and 73%, respectively, of Registrant's net sales were attributable to jewelry. See Merchandise Purchasing, Manufacturing and Raw Materials below. Designs are developed by employees, suppliers, independent designers and independent "name" designers. See Designer Licenses below.

      In addition to jewelry, the Company sells TIFFANY & CO. brand merchandise in the following categories: watches and clocks; sterling silver merchandise, including flatware, hollowware (tea and coffee services, bowls, cups and trays), trophies, key holders, picture frames and desk accessories; crystal, glassware, china and other tableware; custom engraved stationery; writing instruments; and fashion accessories, including handbags, wallets, scarves, and men's ties. Fragrance products are sold under the trademarks TIFFANY, TRUESTE, and TIFFANY FOR MEN. Tiffany also sells other brands of watches and tableware. Registrant offers a line of commercial glassware under the JUDEL trademark.


                           Distribution and Marketing

Channels of Distribution

      For financial reporting purposes, Registrant segments its sales as follows:

            U.S. Retail consists of retail sales from stores in the United States and wholesale sales to independent retailers in the United States. Wholesale sales of fragrance products to independent retailers in the Americas are also included (see U.S. Retail below);

            Direct Marketing consists of sales in the United States through a staff of specialized sales personnel who concentrate on business clients, and sales through direct mail catalogs (see Direct Marketing below); and

            International Retail consists of both retail and wholesale sales to customers located outside the United States (see International Retail below).


U.S. Retail

                               Fifth Avenue Store

      The Fifth Avenue store in New York accounts for the largest portion of the Company's sales and is the focal point for marketing and public relations efforts. Approximately 17%, 16% and 16% of total Company net sales for Fiscal 1995, 1996 and 1997, respectively, were attributable to the New York store's retail sales. Management believes that the New York retail store will continue to account for a substantial portion of the Company's sales. Approximately 32,450 gross square feet in the New York building are devoted to retail selling.


                               U.S. Branch Stores

      Prior to September 1963, when the first branch store was opened in San Francisco, the New York store was Tiffany's sole retail location in the United States. Since that time, branch stores have been opened in the following cities:

                                       U.S. BRANCH STORE OPENINGS
                                       --------------------------
  STORE LOCATION                   YEAR OPENED          STORE LOCATION                         YEAR OPENED
  --------------                   -----------          --------------                         -----------
  San Francisco, California            1963             Bal Harbour, Florida                       1993
  Beverly Hills, California            1964             Maui, Hawaii                               1994
  Houston, Texas                       1964             Oak Brook, Illinois                        1994
  Chicago, Illinois                    1966             King of Prussia, Pennsylvania              1995
  Atlanta, Georgia                     1969             Short Hills, New Jersey                    1995
  Dallas, Texas                        1982             White Plains, New York                     1995
  Boston, Massachusetts                1984             Bergen County, New Jersey                  1996
  Costa Mesa, California               1988             Chevy Chase, Maryland                      1996
  Philadelphia, Pennsylvania           1990             Charlotte, North Carolina                  1997
  Vienna, Virginia                     1990             Chestnut Hill, Massachusetts               1997
  Palm Beach, Florida                  1991             Cincinnati, Ohio                           1997
  Honolulu, Hawaii (Ala Moana)         1992             Honolulu, Hawaii (Hilton)                  1997
  San Diego, California                1992             Palo Alto, California                      1997
  Troy, Michigan                       1992             Honolulu, Hawaii (Surfrider)*              1998

Each of the 28 U.S. branch stores displays a representative selection of merchandise but none maintains the extensive selection carried by the New York store. Management currently contemplates the opening of new branch stores in the United States at the rate of approximately three per year. Tiffany has entered into lease agreements to open branches in 1998 in Denver, Colorado, Las Vegas, Nevada, Scottsdale, Arizona, Seattle, Washington and Manhasset, New York. In Fiscal 1997, the Chicago store was relocated to a larger retail location, and the San Diego store was relocated to a smaller location. See Item 2. Properties below for further information concerning U.S. Retail store leases. United States branch stores range in size from approximately 900 to 16,000 gross square feet and total approximately 242,000 gross square feet devoted to retail purposes. Historically, an average of approximately 45% of the floor space in each branch store has been devoted to retail selling. Newer stores range from approximately 6,000 to 8,000 gross square feet and are designed to devote approximately 60% of total floor space to retail selling. Among new stores that will be opened, some may be configured to be as small as 4,000 gross square feet.

* Operated by Mitsukoshi (U.S.A.) Inc. from April 1989 until January 31, 1998.


                           U.S. Wholesale Distribution

      Tiffany sells jewelry, watches, tableware and other products at wholesale to approximately 270 United States independent retail locations (exclusive of locations which sell TIFFANY fragrance products but not other TIFFANY & CO. products). Selected merchandise is provided to these accounts at wholesale prices that allow traditional retail jewelry mark-ups.

                             Fragrance Distribution

      TIFFANY, TRUESTE and TIFFANY FOR MEN brand fragrance products are sold in Registrant's own stores, through its Direct Marketing channel of distribution and through wholesale distribution in the U.S. and many overseas markets. TIFFANY, TRUESTE and TIFFANY FOR MEN products are now available in approximately 3,560 retail locations in the United States and abroad.
Chanel, Inc. sells fragrance concentrates to Tiffany. A subsidiary of Chanel, Inc. provides production, packaging, warehousing, accounting and U.S. distribution services. Tiffany retains control of marketing and promotion and owns all fragrance product inventories and receivables.

Direct Marketing

                               Corporate Division

      Corporate Division sales executives call on business clients throughout the United States, selling products drawn from the retail product line and items specially developed for the business market, including trophies and items designed for the particular customer. Price allowances are given to business customers for volume purchases. Corporate Division customers purchase for business gift giving, employee service and achievement recognition awards, customer incentives and other purposes. Products and services are marketed through a sales force of approximately 154 persons, through advertising in newspapers and business periodicals and through the publication of special catalogs.

                                    Catalogs

      Tiffany also distributes catalogs of selected merchandise to its proprietary list of mail and telephone customers and to mailing lists rented from third parties. Four seasonal SELECTIONS(R) catalogs are published, supplemented by COLLECTIONS and other catalogs. The following table sets forth certain data with respect to mail order operations for the periods indicated:

                                                                       Fiscal Years Ended January 31,
                                                                       1996         1997        1998
                                                                       ----         ----        ----
Number of names on catalog mailing list at year-end
(consists of customers who purchased by mail or telephone
prior to the applicable date):                                      662,000      733,100     817,000

Total catalog mailings during fiscal year (in millions):               17.5         20.6        21.4


Total  mail or telephone orders received during fiscal year:        258,879      288,133     285,992


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

                           International Locations

--------------------------------------------------------------------------------

   FREE-STANDING STORES AND BOUTIQUES OPERATED BY REGISTRANT'S SUBSIDIARIES

--------------------------------------------------------------------------------
Australia: Sydney, Chifley Plaza        Italy: Milan  FARAONE Store
--------------------------------------------------------------------------------
Australia: Melbourne, Crown Casino      Italy: Florence, FARAONE Store
--------------------------------------------------------------------------------
Canada: Toronto                         Japan: Tokyo, Ginza Flagship Store
--------------------------------------------------------------------------------
England: London, Old Bond Street        Korea: Seoul, Grand Hyatt Hotel
--------------------------------------------------------------------------------
Germany: Munich                         Singapore: Ngee Ann City
--------------------------------------------------------------------------------
Germany: Frankfurt                      Singapore: Raffles Hotel
--------------------------------------------------------------------------------
Hong Kong: Landmark Center              Switzerland: Zurich
--------------------------------------------------------------------------------
Hong Kong: Pacific Place                Taiwan: Taipei, Regent Galleria
--------------------------------------------------------------------------------
Hong Kong: Peninsula Hotel
--------------------------------------------------------------------------------


---------------------------------------------------------------------------------------

  JAPAN LOCATIONS OPERATED BY REGISTRANT'S SUBSIDIARY WITH MITSUKOSHI LIMITED

---------------------------------------------------------------------------------------
Chiba, Mitsukoshi Department Store        Nagoya Hoshigaoka, Mitsukoshi Dept. Store
---------------------------------------------------------------------------------------
Fukuoka, Mitsukoshi Department Store      Nagoya Sakae, Mitsukoshi Department Store
---------------------------------------------------------------------------------------
Fukuoka Tenjin, Specialty Store           Nihonbashi, Mitsukoshi Department Store
---------------------------------------------------------------------------------------
Ginza, Mitsukoshi Department Store        Niigata, Mitsukoshi Department Store
---------------------------------------------------------------------------------------
Hirakata, Mitsukoshi Department Store     Okinawa, Mitsukoshi Department Store
---------------------------------------------------------------------------------------
Hiroshima, Mitsukoshi Department Store    Osaka, Mitsukoshi Department Store
---------------------------------------------------------------------------------------
Ikebukuro,  Mitsukoshi Department Store   Osaka, Righa Royal Hotel
---------------------------------------------------------------------------------------
Kagoshima, Mitsukoshi Department Store    Sapporo, Mitsukoshi Department Store
---------------------------------------------------------------------------------------
Kanazawa, Specialty Store                 Sendai, Mitsukoshi Department Store
---------------------------------------------------------------------------------------
Kobe, Mitsukoshi Department Store         Shinjuku, Mitsukoshi Department Store
---------------------------------------------------------------------------------------
Kobe, Hotel Okura Kobe                    Shinjuku Minamikan, Mitsukoshi Depart. Store
---------------------------------------------------------------------------------------
Kurashiki, Mitsukoshi Department Store    Takamatsu, Mitsukoshi Department Store
---------------------------------------------------------------------------------------
Matsuyama, Mitsukoshi Department Store    Tokyo Bay, Tokyu Hotel
---------------------------------------------------------------------------------------
Nagano, Specialty Store                   Yokohama, Mitsukoshi Department Store
---------------------------------------------------------------------------------------
Nagoya, Hilton Hotel                      Yokohama, Landmark, Specialty Store
---------------------------------------------------------------------------------------


                                                                        -Page 6-

---------------------------------------------------------------------------------------------------

                LOCATIONS OPERATED BY REGISTRANT'S SUBSIDIARIES

---------------------------------------------------------------------------------------------------
Australia: Melbourne, Daimaru Department Store        Japan: Sagamihara, Isetan Department Store
---------------------------------------------------------------------------------------------------
England: London, Harrod's Department Store            Japan: Shinsaibashi, Daimaru Department Store
---------------------------------------------------------------------------------------------------
Hong Kong: Mitsukoshi Department Store                Japan: Tottori, Daimaru Department Store
---------------------------------------------------------------------------------------------------
Hong Kong: Sogo Department Store                      Japan: Umeda, Daimaru Department Store
---------------------------------------------------------------------------------------------------
Japan: Hamamatsu, Matsubishi Department Store         Korea: Seoul, Hyundai Department Store
---------------------------------------------------------------------------------------------------
Japan: Kawasaki, Saikaya Department Store             Korea: Seoul, Lotte Downtown Department Store
---------------------------------------------------------------------------------------------------
Japan: Kokura, Izutsuya Department Store              Mexico: Mexico City, El Palacio de Hierro
---------------------------------------------------------------------------------------------------
Japan: Kumamoto, Tsuruya Department Store             Taiwan: Kaohsiung, Hanshin Department Store
---------------------------------------------------------------------------------------------------
Japan: Kyoto, Daimaru Department Store                Taiwan: Tainan, Mitsukoshi Department Store
---------------------------------------------------------------------------------------------------
Japan: Oita, Tokiwa Department Store                  Taiwan: Taipei, Sogo Department Store
---------------------------------------------------------------------------------------------------
Japan: Osaka, Takashimaya Department Store
---------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                    LOCATIONS OPERATED BY MITSUKOSHI LIMITED

--------------------------------------------------------------------------------
Guam: Tumon Sands Plaza                 Japan: Tokyo (FARAONE boutique)
--------------------------------------------------------------------------------
Hawaii: Moana Surfrider (until 2/98)    Taiwan: Taipei
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------

                   LOCATIONS OPERATED BY OTHER THIRD PARTIES

--------------------------------------------------------------------------------------------------------------
Australia: Gold Coast, DFS Store                        Korea: Pusan Hotel Paradise, Lotte Duty Free
--------------------------------------------------------------------------------------------------------------
Canada: Calgary, Holt-Renfrew Department Store          Korea: Seoul Hotel Lotte, Seoul, Lotte Duty Free
--------------------------------------------------------------------------------------------------------------
Canada: Montreal, Holt-Renfrew Department Store         Korea: Seoul Lotte Department Store, Lotte Duty Free
--------------------------------------------------------------------------------------------------------------
Canada: Ottawa, Holt-Renfrew Department Store           Korea: Seoul Lotte World Dept. Store, Lotte Duty Free
--------------------------------------------------------------------------------------------------------------
Canada: Quebec, Holt-Renfrew Department Store           Macau: DFS Store
--------------------------------------------------------------------------------------------------------------
Canada: Vancouver, Holt-Renfrew Department Store        New Zealand: Auckland, DFS Store
--------------------------------------------------------------------------------------------------------------
Hawaii: Hawaii Dolphin Galleries                        Philippines: Rustan's Department Store (Edsa Plaza)
--------------------------------------------------------------------------------------------------------------
Hong Kong: DFS Store                                    Philippines: Rustan's Makati Department Store (Makati)
--------------------------------------------------------------------------------------------------------------
India: Bombay, Group Beautiful                          Saipan: DFS Store
--------------------------------------------------------------------------------------------------------------
Indonesia: Bali, DFS Store                              Singapore: DFS Store
--------------------------------------------------------------------------------------------------------------
Indonesia: Jakarta, Plaza Indonesia Department Store    Taiwan: Taipei, DFS Store
--------------------------------------------------------------------------------------------------------------
Korea: Pusan Hotel Lotte, Lotte Duty Free
--------------------------------------------------------------------------------------------------------------


      The preceding listing does not include international "trade accounts", i.e. non-U.S. retailers to which TIFFANY & CO. or FARAONE brand merchandise is sold on a wholesale basis, but which do not operate a dedicated TIFFANY & CO. or FARAONE boutique within their respective stores. See International Wholesale Distribution below.


                            Business with Mitsukoshi

      As of March 25, 1998, Mitsukoshi Limited of Japan and its affiliated companies ("Mitsukoshi") owned 4,270,000 shares, or 12.2% of the Registrant's Common Stock. Mr. Yoshiaki Sakakura, formerly Chairman and Chief Executive Officer of Mitsukoshi, was appointed a director of the Registrant on November 15, 1989, and will continue to serve as a director if elected by Registrant's stockholders at their annual meeting scheduled to be held on May 21, 1998.

       From 1972 until July 1993, selected TIFFANY & CO. products, principally jewelry and watches, were purchased from Tiffany by Mitsukoshi for distribution in Japan in TIFFANY & CO. boutiques. Under the agreement with Tiffany by which Mitsukoshi purchased and distributed TIFFANY & CO. products in Japan (the "Distribution Agreement"), all sales transactions between Tiffany and Mitsukoshi were denominated in U.S. dollars. Registrant recorded wholesale sales to Mitsukoshi as revenue and Mitsukoshi received the merchandise into inventory and recorded revenue on the final sale in Japanese yen to the ultimate consumer. Mitsukoshi established retail prices for TIFFANY & CO. merchandise in Japan and was responsible for management of inventory and the risk of currency fluctuations between the Japanese yen and the U.S. dollar.

      In 1992, Registrant assumed the operation of four TIFFANY & CO. boutiques previously operated by Mitsukoshi in third-party department stores in Japan. Registrant now operates eleven boutiques in Japan in non-Mitsukoshi department stores.

      On June 12, 1993, Registrant, through its affiliated companies, entered into an agreement (the "93 Agreement") to realign its business relationship with Mitsukoshi. Under the 93 Agreement, Registrant's wholly owned subsidiary, Tiffany & Co. Japan Inc. ("Tiffany-Japan") assumed merchandising and marketing responsibilities in the operation of TIFFANY & CO. boutiques previously operated by Mitsukoshi in its stores and other locations in Japan. The changeover in responsibilities from the Distribution Agreement to the 93 Agreement occurred during July 1993. Under the 93 Agreement, Mitsukoshi no longer purchases TIFFANY & CO. merchandise for sale in Japan. Instead, Mitsukoshi acts for Tiffany-Japan in the sale of merchandise owned by Tiffany-Japan and Registrant recognizes as revenues the retail price charged to the ultimate consumer in Japan. Tiffany-Japan holds inventories for sale, establishes retail prices, bears the risk of currency fluctuations, provides one or more brand managers in each boutique, controls merchandising and display within the boutiques, manages inventory and controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise. Mitsukoshi provides and maintains boutique facilities, staffs the boutiques with retail employees and assumes credit and certain other risks. Tiffany-Japan pays Mitsukoshi fees aggregating 27% of net retail sales made in such boutiques. Tiffany-Japan also pays Mitsukoshi an incentive fee of 5% of the amount by which boutique sales increase year-to-year, calculated on a per-boutique basis. In Tokyo, TIFFANY & CO. boutiques may be established only in Mitsukoshi's stores and TIFFANY & CO. brand jewelry may be sold only in such boutiques, or in a "flagship store" (see below). The mutual obligations described in this paragraph will expire on October 15, 2001.

      In Fiscal 1995, 1996 and 1997, respectively, sales made in TIFFANY & CO. boutiques located in Mitsukoshi's stores constituted 21%, 18% and 17% of Registrant's net sales and Mitsukoshi's wholesale purchases from Tiffany constituted, respectively, 2%, 2% and 1% of


Registrant's net sales. In Fiscal 1995, 1996 and 1997, total Japan sales represented 28%, 27% and 27% of Registrant's net sales.

      Because the inventory repurchased by Tiffany from Mitsukoshi under the 93 Agreement was previously sold by Tiffany to Mitsukoshi, Registrant reversed the sales and related gross profit associated with the repurchase. Accordingly, in 1993 Registrant established a $57.5 million reserve for product returns. As of January 31, 1998 approximately (Y)684.7 million ($5.4 million) of TIFFANY & CO. inventory remained to be repurchased by Tiffany within the period ending February 28, 1998, payable in Japanese yen. On February 10, 1998, Tiffany completed its repurchase obligation under the 93 Agreement by purchasing the remaining inventory.

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

      In lieu of forming such a corporation, Mitsukoshi, Tiffany and Tiffany-Japan entered into an Agreement dated February 23, 1996 (the "FSS Agreement") governing the operation of a 7,700 square foot TIFFANY & CO. store in premises (the "Premises") located in Tokyo's Ginza shopping district (the "Flagship Store"). The FSS Agreement will expire on September 30, 2001. The Premises are leased by a third party to Tiffany-Japan for a fixed annual rental and subleased by Tiffany-Japan to Mitsukoshi on a percentage-of-sales basis (the "Sublease"). Tiffany-Japan completed, at its cost, all necessary improvements to equip the Premises and delivered the Premises to Mitsukoshi in May 1996. Under the FSS Agreement, Tiffany-Japan bears all costs of operating the Premises. Tiffany-Japan selects and furnishes its own merchandise for display in the Flagship Store, prices the merchandise for retail sale, bears all risk of loss until the merchandise is sold to a customer and determines all issues of display, packaging, signage and advertising. Mitsukoshi acts for Tiffany-Japan in the sale of the merchandise, collects and holds the sales proceeds, makes credit available to customers, bears all credit losses and provides its point-of-sale transaction processing system (the "POS System"). Tiffany-Japan provides all necessary staff other than ten employees provided by Mitsukoshi. After compensating Tiffany-Japan on a percentage-of-sales basis for Sublease rent and staffing, Mitsukoshi retains 8.3% of net sales for most sales transactions in the Flagship Store. Management of the Flagship Store, other than with respect to the POS System, is the responsibility of Tiffany-Japan.

      Under separate agreements, Mitsukoshi operates a FARAONE boutique in its Nihombashi store in Tokyo, a TIFFANY & CO. boutique in its department store in Taipei, and a TIFFANY & CO. boutique on the island of Guam. On February 2, 1998, Tiffany purchased, as a going concern, the TIFFANY & CO. business operated on the island of Oahu, Hawaii, by an affiliate of Mitsukoshi under agreement with Tiffany. The transaction was structured as a purchase of assets. Tiffany paid a cash price of $8.1 million and agreed to make contingent payments equal to 3.75% of certain sales made by Tiffany on the island of Oahu after the date of the purchase and through January 31, 2003.


                      International Wholesale Distribution

      Wholesale distribution of selected TIFFANY & CO. merchandise is also made through independent distributors in the countries listed below. Multiple doors are indicated in parentheses.

-------------------------------------------------------------------------------

                      INTERNATIONAL WHOLESALE DISTRIBUTION

-------------------------------------------------------------------------------
                EUROPE                       ASIA-PACIFIC AND MIDDLE EAST
-------------------------------------------------------------------------------
Austria (2)          Monaco             Bahrain (2)        Lebanon (2)
England              Russia (3)         Egypt              Oman
Germany (29)         Spain (24)         India              Qatar (2)
Greece/Cyprus (10)   Switzerland (20)   Israel             Saudi Arabia (5)
Italy (50)           Turkey             Japan (3)          Syria
Luxembourg                              Jordan             United Arab Emirates (3)
                                        Kuwait
-------------------------------------------------------------------------------

               CARIBBEAN                        CENTRAL/LATIN AMERICA
-------------------------------------------------------------------------------
Aruba                Jamaica (2)        Argentina (4)      Mexico (4)
Bahamas (3)          Puerto Rico (4)    Brazil             Panama
Bermuda              St. Barthelemy     Costa Rica         Paraguay
Dominican Republic   St. Maarten        Honduras (2)       Uruguay
Grand Cayman         St. Thomas
-------------------------------------------------------------------------------


Management anticipates continued expansion of international wholesale distribution as markets are developed.

                                     FARAONE

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

                    Expansion of Worldwide Retail Operations

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

      Tiffany began its ongoing program of international expansion through proprietary retail stores in 1986 with the establishment of the London store. Company-operated international TIFFANY & CO. stores and boutiques range in size from approximately 400 to 13,000 gross square feet and total approximately 156,000 gross square feet devoted to retail purposes. The following chart details the growth in the Company's stores and boutiques since Fiscal 1987 on a worldwide basis:

===========================================================================================================

                             Worldwide Retail Locations
===========================================================================================================

                 Registrant's Subsidiary Companies                            Independent
           ----------------------------------------------------------   ----------------------
                  Americas and Europe              Asia-Pacific, Middle-East, Americas
           --------------------------------    -----------------------------------------------
End of                Canada,
Fiscal:     U.S.      Mexico      Europe       Japan      Elsewhere     Mitsukoshi    Others      Total
----------------------------------------------------------------------------------------------------------
 1987        8           0           2            0            0            21           0          31
----------------------------------------------------------------------------------------------------------
 1988        9           0           3            0            1            21           0          34
----------------------------------------------------------------------------------------------------------
 1989        9           0           5            0            2            24           0          40
----------------------------------------------------------------------------------------------------------
 1990        12          0           5            0            3            27           0          47
----------------------------------------------------------------------------------------------------------
 1991        13          1           7            0            4            38           2          65
----------------------------------------------------------------------------------------------------------
 1992        16          1           7            7            4            36           4          75
----------------------------------------------------------------------------------------------------------
 1993        16          1           6           37            5             8           7          80
----------------------------------------------------------------------------------------------------------
 1994        18          1           6           37            7             8           8          85
----------------------------------------------------------------------------------------------------------
 1995        21          1           6           38            9             7           16         98
----------------------------------------------------------------------------------------------------------
 1996        23          1           6           39           12             4           19         104
----------------------------------------------------------------------------------------------------------
 1997        28          2           7           42           17             4           23         123
===========================================================================================================


                            Advertising and Promotion

      Tiffany regularly advertises its business, primarily in newspapers and magazines. Prior to 1996, television advertising was used only on a limited basis in Japan. Beginning in 1996, prime-time television advertising was tested in the New York market. This test was deemed successful, and management may consider future use of television advertising. Cooperative advertising funds are received from certain merchandise vendors and the Company also provides its domestic and international third-party distributors with cooperative advertising funds. In Fiscal 1995, 1996 and 1997, Tiffany spent approximately $37.2 million, $43.9 million and $51.8 million, respectively, on worldwide advertising, net of amounts contributed by vendors to Tiffany, but inclusive of cooperative advertising funds contributed by Tiffany to third party distributors and amounts expended to print and mail catalogs and brochures.

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

      The designs of Ms. Peretti accounted for 13%, 14% and 14% of the Company's net sales in Fiscal 1995, 1996 and 1997, respectively. Merchandise designed by Ms. Picasso accounted for 4% of the Company's net sales in Fiscal 1995, 1996 and 1997, respectively. Registrant's operating results could be adversely affected were it to cease to be a licensee of one or more of these designers or should its degree of exclusivity in respect of their designs be diminished.

            Merchandise Purchasing, Manufacturing and Raw Materials

      Merchandise offered for sale by the Company is supplied from Tiffany's workshops in New York City and Pelham, New York; Parsippany, New Jersey; Salem, West Virginia; Paris, France; and Milan, Italy and through purchases and consignments from others. The following table shows Tiffany's sources of merchandise, based on cost, for the periods indicated:

                                       Fiscal Years Ended January 31,
                                       1996        1997          1998
                                       ----        ----          ----
Produced by Tiffany                     37%         38%           31%
Purchased from others                   63          62            69
                                       ---         ---           ---
Total                                  100%        100%          100%

The preceding figures have been restated for comparative purposes to include the cost of precious gems incorporated in such merchandise. Included in the foregoing table is merchandise manufactured in Fiscal 1995 and 1996 for Tiffany by Howard H. Sweet & Son, Inc., a former affiliate of the Registrant located in Attleboro, Massachusetts ("Sweet"). At the close of Fiscal 1996, the manufacturing assets and business of Sweet were sold to a third party. However, such third party has contracted, subject to certain conditions, to continue to provide the merchandise needed by Tiffany for a period of five years. Approximately 31% of the merchandise purchased from others in Fiscal 1997 was manufactured outside the United States.


      Gems and precious metals used in making Tiffany's jewelry may be purchased from a variety of sources. For the most part, purchases of such materials are from suppliers with which Tiffany enjoys long-standing relationships. Tiffany believes that there are numerous alternative sources for gems and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.

      Diamond jewelry accounted for approximately 22%, 21% and 21% of Tiffany's net sales for Fiscal 1995, 1996 and 1997, respectively.

      The supply and price of rough (uncut and unpolished) diamonds in the principal world markets have been and continue to be significantly influenced by a single entity, the Central Selling Organization (the "CSO"), of De Beers Centenary AG, a Swiss corporation. The CSO supplies approximately 70% of the world market for rough, gem-quality diamonds, notwithstanding that its historical ability to control supplies has been somewhat diminished due to changing politics in diamond-producing countries and revised contractual arrangements with independent mine operators. Through its affiliates, the CSO continues to exert a significant influence on the demand for polished diamonds through its advertising and marketing efforts throughout the world.

      Tiffany does not purchase rough diamonds; in consequence, Tiffany does not purchase directly from the CSO. Some, but not all, of Tiffany's suppliers do purchase directly from the CSO. The availability and price of diamonds to the CSO and Tiffany's suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. Sustained interruption in the supply of rough diamonds, an over-abundance of supply or a substantial change in the marketing arrangements described above could adversely affect Tiffany and the retail jewelry industry as a whole. The CSO has announced that it will, at some time in the future, offer to brand cut and polished diamonds with a proprietary trademark. This service will be offered to its direct purchasers. Such a change, coupled with a change in the marketing and advertising policies of the CSO's affiliates, could affect consumer demand for diamonds that do not bear the CSO's trademark. Tiffany may or may not carry such branded diamonds in the future.

      Finished jewelry is purchased from approximately 150 manufacturers, most of which have long-standing relationships with Tiffany. Tiffany believes that there are alternative sources for most jewelry items; however, due to the craftsmanship involved in certain designs, Tiffany would have difficulty in finding readily available alternatives in the short term.

      TIFFANY & CO. brand clocks and components for watches are manufactured and assembled by third parties. Approximately 59% of net watch sales during Fiscal 1997 were attributable to a single manufacturer. Tiffany contracts with a single manufacturer to produce its silver flatware patterns from Tiffany's proprietary tools and dies by use of Tiffany's traditional manufacturing techniques. Likewise, engraved stationery is purchased from a single manufacturer. Loss of any of these manufacturers could result in the unavailability of watches, silver flatware or engraved stationery, as the case may be, during the period necessary for Tiffany to arrange for new production.


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

                                    Employees

      As of January 31, 1998, the Registrant's subsidiary corporations employed an aggregate of approximately 4,360 full-time and part-time persons. Of those employees, 3,642 are employed in the United States. Of Tiffany's total employees, approximately 1,659 persons are salaried employees, 313 are engaged in manufacturing and 1,977 are retail store personnel. None of the Company's employees is represented by a union. Registrant believes that relations with its employees are good.


ITEM 2. PROPERTIES

      All of Tiffany's principal operating facilities are leased, although Registrant does own a small glass manufacturing facility in Salem, West Virginia.

                                 New York Store

      Tiffany leases the land and building at 727 Fifth Avenue in New York City for use as its main retail store and executive offices. The building was constructed for Tiffany in 1940. Approximately 32,450 gross square feet of this 124,000 square foot building are devoted to retail selling purposes, with the balance devoted to executive and administrative offices, certain product services, jewelry manufacturing and storage. The building at 727 Fifth Avenue was designed to be a retail store for Tiffany and Tiffany believes it is well configured and located for this function.

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

                             Customer Service Center

      In 1995, Tiffany entered into a lease of undeveloped property in Parsippany, New Jersey, in order to construct and occupy a new distribution facility designed to improve efficiency and provide capacity for future growth. By January 31, 1997 construction on that property of a "Customer Service Center" ("CSC") was substantially completed. Tiffany commenced operations in the CSC in April of that year. The CSC is a combined warehouse, distribution, light manufacturing, computing and office center. It comprises approximately 269,000 square feet, of which approximately 96,000 square feet is devoted to office and computer operations use, with the balance devoted to warehousing, shipping, receiving, light manufacturing, merchandise processing and other distribution functions.

      The basic lease term for the CSC will expire on January 31, 2000. Subject to the conditions stated in the lease, Tiffany may thereafter extend the term of the lease for nine separate one year periods. The rental rate will be approximately $13.33 per square foot throughout the 12-year maximum term of the lease and Tiffany must also pay all expenses of operating and maintaining the CSC, including property taxes. Subject to certain conditions stated in the lease governing the end of the lease term and Tiffany's obligation to pay specified costs and expenses, Tiffany has the


                                   -Page 16-
right to purchase the CSC in each of years 1997 through 2009 for a scheduled purchase price that ranges from $37.5 to $27.8 million. Alternatively, if the CSC is sold to a third party for less than such scheduled purchase price, Tiffany would become liable for an end-of-term rental adjustment up to the amount of such deficiency (subject to a conditional maximum deficiency), and would, if the CSC is neither purchased by Tiffany nor sold to a third party, become liable for an end-of-term rental adjustment that would range from $37.5 to $24.6 million in years 1997 through 2009 depending on Tiffany's compliance with certain lease conditions. Registrant has guaranteed Tiffany's obligations under the CSC lease and provided certain financial covenants to the landlord's lenders in support of such guaranty consistent with financial covenants provided to Registrant's bank lenders.

      Registrant believes that the CSC has been properly designed to handle worldwide distribution functions and that it is suitable for that purpose.

      Branch and Subsidiary Retail Store Leases

      Set forth below is the expiration date for each of Tiffany's existing branch and subsidiary retail store leases (and, where applicable, optional renewal terms):

------------------------------------------------------------------------------------------------------
                                     U.S. BRANCH STORE LEASES
------------------------------------------------------------------------------------------------------
CITY             STATE   LOCATION                        EXPIRATION DATE         RENEWAL OPTIONS
------------------------------------------------------------------------------------------------------
Atlanta            GA    Phipps Plaza Shopping Center    July 31, 2000           Two five-year terms
------------------------------------------------------------------------------------------------------
Bal Harbour        FL    Bal Harbour Shops               May 31, 2003
------------------------------------------------------------------------------------------------------
Bergen County      NJ    Riverside Square Mall           September 30, 2006
------------------------------------------------------------------------------------------------------
Beverly Hills      CA    Two Rodeo Drive                 October 7,  2005        Two five-year terms
------------------------------------------------------------------------------------------------------
Boston             MA    Copley Place                    July 31, 2009           Two five-year terms
------------------------------------------------------------------------------------------------------
Charlotte          NC    SouthPark Mall                  December 31, 2007       One five-year term
------------------------------------------------------------------------------------------------------
Chestnut Hill      MA    The Atrium                      January 31, 2008        One five-year term
------------------------------------------------------------------------------------------------------
Chevy Chase        MD    5500 Wisconsin Avenue           January 31, 2006
------------------------------------------------------------------------------------------------------
Chicago            IL    730 North Michigan Avenue       October 1, 2012         Two five-year terms
------------------------------------------------------------------------------------------------------
Cincinnati         OH    Fountain Place                  November 30, 2012       Two five-year terms
------------------------------------------------------------------------------------------------------
Costa Mesa         CA    South Coast Plaza               January 31, 2004        One five-year term
------------------------------------------------------------------------------------------------------
Dallas             TX    The Galleria                    October 31, 2007
------------------------------------------------------------------------------------------------------
Honolulu           HI    Ala Moana Center                January 31, 2000
------------------------------------------------------------------------------------------------------
Honolulu           HI    Hilton Hawaiian Village         December 31, 2002       One five-year term
------------------------------------------------------------------------------------------------------
Honolulu           HI    Moana Surfrider                 January 31, 2001
------------------------------------------------------------------------------------------------------
Houston            TX    Galleria Post Oak               September 30, 2001      One five-year term
------------------------------------------------------------------------------------------------------
King of Prussia    PA    King of Prussia Plaza           November 30, 2005       One five-year term
------------------------------------------------------------------------------------------------------
Maui               HI    Whalers Village                 July 31, 1999
------------------------------------------------------------------------------------------------------
Oak Brook          IL    Oakbrook Center                 April 30, 2009          Two five-year terms
------------------------------------------------------------------------------------------------------
Palm Beach         FL    259 Worth Avenue                May 31, 2007            Two five-year terms
------------------------------------------------------------------------------------------------------
Palo Alto          CA    Stanford Shopping Center        May 31, 2007
------------------------------------------------------------------------------------------------------
Philadelphia       PA    The Bellevue                    November 16, 2005       One five-year term
------------------------------------------------------------------------------------------------------
San Diego          CA    Fashion Valley                  December 31, 2007       One five-year term
------------------------------------------------------------------------------------------------------
San Francisco      CA    Union Square                    October 29, 2006        One ten-year term
------------------------------------------------------------------------------------------------------
Short Hills        NJ    The Mall at Short Hills         August 31, 2005         One five-year term
------------------------------------------------------------------------------------------------------
Troy               MI    The Somerset Collection         September 30, 2007
------------------------------------------------------------------------------------------------------
Vienna             VA    Fairfax Square                  March 31, 2000          Two five-year terms
------------------------------------------------------------------------------------------------------
White Plains       NY    The Westchester                 April 30, 2005          One five-year term
------------------------------------------------------------------------------------------------------


-Page 17-

-----------------------------------------------------------------------------------------------------
                                INTERNATIONAL BRANCH STORE LEASES
-----------------------------------------------------------------------------------------------------
COUNTRY          CITY              LOCATION                  EXPIRATION DATE  RENEWAL OPTIONS
-----------------------------------------------------------------------------------------------------
Australia        Sydney            Chifley Tower             October 18, 1999     Two five-year terms
-----------------------------------------------------------------------------------------------------
Australia        Melbourne         Crown Casino              May 7, 2000          Two three-year terms
-----------------------------------------------------------------------------------------------------
Canada           Toronto           85 Bloor Street           October 15, 2006     One seven-year term
-----------------------------------------------------------------------------------------------------
England          London            25 Old Bond Street        March 27, 2016
-----------------------------------------------------------------------------------------------------
Germany          Frankfurt         20 Goethestrasse          January 31, 2001     One 10-year term
-----------------------------------------------------------------------------------------------------
Germany          Munich            Residenzstrasse 11        January 31, 2004     One five-year term
-----------------------------------------------------------------------------------------------------
Hong Kong                          The Landmark              October 31, 2000
-----------------------------------------------------------------------------------------------------
Hong Kong        Kowloon           The Peninsula             February 28, 1999
-----------------------------------------------------------------------------------------------------
Hong Kong                          Pacific Place             October 31, 2000
-----------------------------------------------------------------------------------------------------
Japan            Tokyo             Ginza                     October 24, 2002     One three-year term
-----------------------------------------------------------------------------------------------------
Korea            Seoul             Grand Hyatt Hotel         April 30, 2000       One two-year term
-----------------------------------------------------------------------------------------------------
Mexico           Mexico City       El Palacio de  Hierro     January 31, 2000
-----------------------------------------------------------------------------------------------------
Singapore                          Raffles Hotel             September 15, 2000
-----------------------------------------------------------------------------------------------------
Singapore                          Ngee Ann City             September 14, 1999   One one-year term
-----------------------------------------------------------------------------------------------------
Switzerland      Zurich            Bahnhofstrasse 14         September 30, 2000
-----------------------------------------------------------------------------------------------------
Taiwan           Taipei            Regent Hotel              October 3, 2000      One five-year term
-----------------------------------------------------------------------------------------------------

                                New Store Leases

In addition to the U.S. leases described above, Tiffany has entered into the following new leases for domestic stores expected to open in the fall of 1998: a 10-year lease for a 6,500 square foot store at the Cherry Creek Mall, Denver, Colorado; a 10-year lease for a 6,500 square foot store at The Belagio, Las Vegas, Nevada; a 10-year lease for a 6,500 square foot store at Fashion Square, Scottsdale, Arizona; a 10-year lease for a 7,900 square foot store at Pacific Place, Seattle, Washington ; and a 10-year lease for a 9,900 square foot store (including storage space) at the Americana, Manhasset, New York.

                              FARAONE Store Leases

      Registrant also operates two FARAONE stores in Italy, one in Milan and one in Florence. The Milan store is located on Via Montenapoleone. The present lease expires on June 30, 1999, but may, subject to certain conditions imposed by Italian law, including the right of the landlord to occupy the premises for its own use, be renewed for an additional term of six years. Should the landlord exercise this right, Registrant would be required to seek, lease and outfit new premises. The Florence store is located on Via Tornabuoni. The present lease expires on December 31, 2001, and may be renewed for an additional term of six years, subject to the same conditions imposed by law upon the Milan lease.

ITEM 3. LEGAL AND ENVIRONMENTAL PROCEEDINGS

      Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany's business, including proceedings to protect its trademark rights, litigation instituted by persons alleged to have been injured upon premises within Registrant's control and litigation with present and former employees. Although litigation with present and former employees is routine and incidental to the conduct of Tiffany's business as well as for any business employing significant numbers of U.S.-based employees, such litigation can result in large


                                                                       -Page 18-
monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, Registrant believes that no litigation currently pending to which it or Tiffany is a party or to which its properties are subject will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Registrant are:

NAME                    AGE     POSITION                           YEAR JOINED TIFFANY
----                    ---     --------                           -------------------
William R. Chaney       65      Chairman of the Board of                 1980
                                Directors and Chief Executive
                                Officer

Michael J. Kowalski     46      President and Chief Operating            1983
                                Officer

James E. Quinn          46      Vice Chairman                            1986

James N. Fernandez      42      Executive Vice President                 1983
                                and Chief Financial Officer

Beth O. Canavan         43      Senior Vice President - Retail           1987
                                Sales

Patrick B. Dorsey       47      Senior Vice President - General          1985
                                Counsel and Secretary

Linda A. Hanson         37      Senior Vice President -                  1990
                                Merchandising

Fernanda M. Kellogg     51      Senior Vice President - Public           1984
                                Relations

Caroline D.             40      Senior Vice President - Marketing        1997
Naggiar

John S. Petterson       39      Senior Vice President - Corporate        1988
                                Sales

Dale S. Strohl          61      Senior Vice President - Operations       1984


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

James E. Quinn. Mr. Quinn joined the Company in July 1986 as Vice President of branch sales for the Company's corporate sales operations. He was promoted to Executive Vice President responsible for all United States retail and corporate sales on March 19, 1992 and assumed responsibility for retail and corporate sales for the Americas in 1994. In January 1995 and 1996, respectively, he became a member of Registrant's Board of Directors and his responsibilities were expanded to include distribution, human resources and loss prevention operations. In January 1998, he was appointed Vice Chairman and assumed responsibility for worldwide sales. Mr. Quinn is a member of the Board of Directors of the BNY Hamilton Funds, Inc.

James N. Fernandez. Mr. Fernandez joined Tiffany in October 1983 and has held various positions in financial planning and management prior to his appointment as Senior Vice President-Chief Financial Officer in April 1989. In January 1998, he was promoted to Executive Vice President-Chief Financial Officer, at which time his responsibilities were expanded to include operations in addition to his responsibilities for the accounting, treasury, investor relations, information technology, financial planning and internal audit functions.

Beth O. Canavan. Ms. Canavan joined the Company in May 1987 as Director of New Store Development. She assumed her current responsibilities for retail sales throughout the United States in May 1997.

Patrick B. Dorsey. Mr. Dorsey joined the Company in July 1985 as General Counsel and Secretary.

Linda A. Hanson   Ms. Hanson joined Tiffany in April 1990 as a management
associate.  She assumed her current responsibilities in July 1997.

Fernanda M. Kellogg. Ms. Kellogg joined Tiffany in October 1984 as Director of Retail Marketing. She assumed her current responsibilities in January 1990.

Caroline D. Naggiar. Ms. Naggiar joined Tiffany in June 1997 as Vice President - Marketing Communications. She assumed her current responsibilities in February 1998. Prior to joining Tiffany, she served as Vice President-Management Representative of McCann-Erickson Advertising from January 1993, where she was responsible for the Tiffany account.


John S. Petterson. Mr. Petterson joined Tiffany in 1988 as a management associate. He assumed his current responsibilities in May 1995.

Dale S. Strohl.  Mr. Strohl assumed his current responsibilities in September
1984.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Registrant's Common Stock is traded on the New York Stock Exchange. In consolidated trading, after adjustment for the two-for-one stock split that was effected in Fiscal 1996, the high and low selling prices per share for shares of such Common Stock for Fiscal 1996 were:

Fiscal 1996                               High                   Low
First Fiscal Quarter                     $33.13                 $25.25
Second Fiscal Quarter                    $39.13                 $30.25
Third Fiscal Quarter                     $42.25                 $33.00
Fourth Fiscal Quarter                    $39.00                 $33.50

      In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 1997 were:

Fiscal 1997                               High                   Low
First Fiscal Quarter                     $42.63                 $34.25
Second Fiscal Quarter                    $48.63                 $38.50
Third Fiscal Quarter                     $48.63                 $36.81
Fourth Fiscal Quarter                    $41.50                 $33.75

      On March 25, 1998, the high and low selling prices quoted on such exchange were $50.50 and $48.375 respectively. On March 25, 1998 there were 2,544 record holders of Registrant's Common Stock.

      It is Registrant's policy to pay a quarterly dividend of $0.07 per share of Common Stock, subject to declaration of such dividend by Registrant's Board of Directors. A two-for-one split of such Common Stock was effected by means of a stock distribution (stock dividend) paid July 23, 1996. In Fiscal 1996, prior to such stock split, a dividend of $0.07 per share was paid on April 10, 1996. A dividend of $0.10 per share was paid on July 23, 1996, but only in respect of shares outstanding prior to such stock distribution. Dividends of $0.05 per share were paid on October 10, 1996 and January 10, 1997. In Fiscal 1997, a dividend of $0.05 per share was paid on April 10, 1997. On May 15, 1997, Registrant's Board of Directors declared an increase in the regular quarterly dividend from $0.05 to $0.07 per share of Common Stock. Thereafter, dividends of $0.07 per share were paid on July 10, 1997, October 10, 1997 and January 12, 1998.

      In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Report on Form 10-K, 5,604,194 shares of Registrant's


Common Stock beneficially owned by Mitsukoshi Limited and by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998, pages 14-15.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998, pages 16-20.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998, pages 21-38.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from Registrant's Proxy Statement dated April 9, 1998, pages 2-7.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from Registrant's Proxy Statement dated April 9, 1998, pages 8-19.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from Registrant's Proxy Statement dated April 9, 1998, pages 6-7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Registrant's Proxy Statement dated April 9, 1998, pages 16-17. See also Part I, Item 1. Distribution and Marketing, International Retail, above, for a discussion of Registrant's business relationship with Mitsukoshi Limited, a holder of in excess of 10% of Registrant's issued and outstanding Common Stock.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of Documents Filed As Part of This Report:

1.  Financial Statements:

Data incorporated by reference from
the 1997 Annual Report to Stockholders
of Tiffany & Co. and Subsidiaries:

Report of Independent Accountants
(following this Form 10-K)

Consolidated statements of earnings
for the years ended January 31, 1998, 1997 and 1996

Consolidated balance sheets
as of January 31, 1998 and 1997

Consolidated statements of stockholders' equity for the years ended January 31, 1998, 1997 and 1996

Consolidated statements of cash flows
for the years ended January 31, 1998, 1997 and 1996

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

 3.2     By-Laws of Registrant (as last amended March 19, 1998).

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


Exhibit  Description

10.116   Credit Agreement dated as of June 26, 1995 by and among Registrant,
         Tiffany, Tiffany & Co. International, The Bank of New York, as Issuing
         Bank and as Swing Line Lender, The Bank of New York, as Arranging Agent and The Bank of New York as Administrative Agent, restated through
         Amendment No. 5 dated as of November 20, 1997. Incorporated by reference from Exhibit 10.116 filed with Registrant's Report on Form
         10-Q for the fiscal quarter ended October 31, 1997 and dated December
         10, 1997.

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

10.123 Agreement made effective as of February 1, 1997 by and between Tiffany and Elsa Peretti. Incorporated by reference from Exhibit 10.123 to Registrant's Report on Form 10-K for the fiscal year ended January 31, 1997 and dated April 8, 1997.


Exhibit  Description
10.124 Agreement in Respect of Tiffany & Co. Shares including registration rights dated September 21, 1989, between Registrant and Mitsukoshi
         Limited. Incorporated by reference from Exhibit 28.1 to Registrant's
         Report on Form 8-K dated September 21, 1989.

10.125 Asset Purchase Agreement dated as of February 2, 1998 between Tiffany and Mitsukoshi (U.S.A.), Inc.

13.1     Annual Report to Stockholders for Fiscal Year Ended January 31, 1998
         (pages 14-38 of such Annual Report have been filed in electronic format).

21.1     Subsidiaries of Registrant.

23.1     Consent of Coopers & Lybrand L.L.P., independent accountants.

27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission).

                 Executive Compensation Plans and Arrangements

Exhibit  Description
10.2 Registrant's 1985 Stock Option Plan and forms of incentive stock option agreement and stock option agreement, as last amended on January 18, 1990. Incorporated by reference from Exhibit 10.3 to Registrant's
         Report on Form 10-K for the fiscal year ended January 31, 1990 and dated April 13, 1990.

10.3 Registrant's 1986 Stock Option Plan and form of stock option agreement, as last amended on November 21, 1996. Incorporated by reference from
         Exhibit 10.3 to Registrant's Report on Form 10-K for the fiscal year ended January 31, 1997 and dated April 8, 1997.

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


Exhibit  Description
10.60 Registrant's 1988 Director Stock Option Plan and form of Stock Option agreement, as last amended on November 21, 1996. Incorporated by reference from Exhibit 10.60 to Registrant's Report on Form 10-K for the fiscal year ended January 31, 1997 and dated April 8, 1997.

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

10.113   Tiffany and Company Pension Plan, as last amended effective January 1,
         1997. Incorporated by reference from Exhibit 10.113 to Registrant's
         Report on Form 10-K for the fiscal year ended January 31, 1997 and dated April 8, 1997.

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

         None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TIFFANY & CO.
                                     (Registrant)



Date: April 9, 1998                  By:  /s/ Michael J.Kowalski
                                          -----------------------------------
                                          Michael J. Kowalski
                                          President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                   By:  /s/ William R. Chaney
                        ----------------------------------
                        William R. Chaney
                        Chairman of the Board
                        (principal executive officer) (director)



By:  /s/ James N. Fernandez                    By:  /s/ Charles K. Marquis
     ----------------------------------             ----------------------------
         James N. Fernandez                             Charles K. Marquis
         Executive Vice President                       Director
         (principal financial officer)


By:  /s/ Warren S. Feld                        By:  /s/ James E. Quinn
     ----------------------------------             ----------------------------
         Warren S. Feld                                 James E. Quinn
         Vice President                                 Vice Chairman
         (principal accounting officer)                 (director)


By:  /s/ Rose Marie Bravo                      By:  /s/ Yoshiaki Sakakura
     ----------------------------------             ----------------------------
         Rose Marie Bravo                               Yoshiaki Sakakura
         Director                                       Director


By:  /s/ Samuel L. Hayes, III                  By:  /s/ William A. Shutzer
     ----------------------------------             ----------------------------
         Samuel L. Hayes, III                           William A. Shutzer
         Director                                       Director


By:  /s/ Michael J. Kowalski                   By:  /s/ Geraldine Stutz
     ----------------------------------             ----------------------------
         Michael J. Kowalski                            Geraldine Stutz
         President                                      Director
         (director)


April 9, 1998


                                                      COOPERS & LYBRAND L.L.P.





REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
  Board of Directors of Tiffany & Co.


Our report on the consolidated financial statements of Tiffany & Co. and Subsidiaries has been incorporated by reference in this Form 10-K from Page 38 of the 1997 Annual Report to Stockholders of Tiffany & Co. and Subsidiaries. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                               /s/ Coopers & Lybrand L.L.P.

New York, New York
March 3, 1998


                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-----------------------------------------------------------------------------------------------------------------------
Column A                          Column B                    Column C                  Column D           Column E
-----------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                   ------------------------------
                                 Balance at        Charged to
                                 beginning         costs and         Charged to                          Balance at end
           Description           of period          expenses       other accounts       Deductions         of period
-----------------------------------------------------------------------------------------------------------------------
Year Ended
   January 31, 1998:

Reserves deducted from
   assets:

Accounts receivable
   allowances principally
   doubtful accounts             $6,864,385        $2,104,590       $    - -         $1,980,500 (a)       $6,988,475

Allowance for inventory
   liquidation and
   obsolescence                  13,790,944         5,885,724            - -          3,564,403 (b)       16,112,265

Allowance for inventory
   shrinkage                      1,743,169         2,217,964            - -          2,234,598 (c)        1,726,535

LIFO reserve                     14,870,000         1,000,000            - -                - -           15,870,000

-------------------

     (a)  Uncollectible accounts written off.

     (b)  Liquidation of inventory previously written down to market.

     (c)  Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-----------------------------------------------------------------------------------------------------------------------
Column A                          Column B                    Column C                  Column D           Column E
-----------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                   ------------------------------
                                 Balance at        Charged to
                                 beginning         costs and         Charged to                          Balance at end
           Description           of period          expenses       other accounts       Deductions         of period
-----------------------------------------------------------------------------------------------------------------------

Year Ended
   January 31, 1997:

Reserves deducted from
   assets:

Accounts receivable
   allowances principally
   doubtful accounts             $ 5,698,217        $3,128,653      $    - -          $1,962,485 (a)      $ 6,864,385

Allowance for inventory
   liquidation and
   obsolescence                   10,947,815         5,219,817           - -           2,376,688 (b)       13,790,944

Allowance for inventory
   shrinkage                       1,674,536         2,799,295           - -           2,730,662 (c)        1,743,169

LIFO reserve                      11,870,000         3,000,000           - -                 - -           14,870,000

-------------------

     (a)  Uncollectible accounts written off.

     (b)  Liquidation of inventory previously written down to market.

     (c)  Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-----------------------------------------------------------------------------------------------------------------------
Column A                          Column B                    Column C                  Column D           Column E
-----------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                   ------------------------------
                                 Balance at        Charged to
                                 beginning         costs and         Charged to                          Balance at end
           Description           of period          expenses       other accounts       Deductions         of period
-----------------------------------------------------------------------------------------------------------------------

Year Ended
   January 31, 1996:

Reserves deducted from
   assets:

Accounts receivable
   allowances principally
   doubtful accounts              $5,721,155        $3,034,423      $    - -           $3,057,361 (a)       $ 5,698,217

Allowance for inventory
   liquidation and
   obsolescence                    8,602,482         3,043,617           - -              698,284 (b)        10,947,815

Allowance for inventory
   shrinkage                       2,468,133         2,728,866           - -            3,522,463 (c)         1,674,536

LIFO reserve                       9,770,000         2,100,000           - -                  - -            11,870,000

-------------------

     (a)  Uncollectible accounts written off.

     (b)  Liquidation of inventory previously written down to market.

     (c)  Physical inventory losses.

                                  EXHIBIT INDEX

      SEE PAGES 23 THROUGH 27 FOR A COMPLETE LIST OF EXHIBITS FILED, INCLUDING EXHIBITS INCORPORATED BY REFERENCE FROM PREVIOUSLY FILED DOCUMENTS.


EXHIBIT  DESCRIPTION

3.2      By-Laws of Registrant (as last amended March 19, 1998)

10.125 Asset Purchase Agreement dated as of February 2, 1998 between Tiffany and Mitsukoshi (U.S.A.), Inc.

13.1     Annual Report to Stockholders for Fiscal Year Ended January 31, 1998
         (pages 14 through 38 of such Annual Report have been filed in electronic format).

21.1     Subsidiaries of Registrant.

23.1     Consent of Coopers & Lybrand L.L.P., independent accountants.

NOTE: ALL OTHER EXHIBITS HAVE BEEN INCORPORATED BY REFERENCE FROM EXHIBITS TO DOCUMENTS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. REFER TO THE LIST OF EXHIBITS ON PAGES 23 THROUGH 27 FOR REGISTRATION, FILE AND EXHIBIT NUMBERS.


