Form 10-Q
period 1998-04-30
TIFFANY & CO
filed 1998-06-12
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)

  X      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
----     EXCHANGE ACT OF 1934 for the quarter ended April 30, 1998. OR

         TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
----     EXCHANGE ACT OF 1934 for the transition from ________ to _____________.



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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 35,260,230 shares outstanding at the close of business on April 30, 1998.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1998


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.      Financial Statements

             Consolidated Balance Sheets - April 30, 1998
                  (Unaudited), January 31, 1998 and
                  April 30, 1997 (Unaudited)                                   3

             Consolidated Statements of Earnings - for the
                  three months ended April 30, 1998
                  and 1997 (Unaudited)                                         4

             Consolidated Statements of Cash Flows - for
                  the three months ended April 30, 1998
                  and 1997 (Unaudited)                                         5

             Notes to Consolidated Financial Statements
                  (Unaudited)                                                6-9


Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10-13



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                            14

                  (a)  Exhibits

                  (b)  Reports on Form 8-K

PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)



                                                         April 30,   January 31,   April 30,
                                                           1998         1998         1997
                                                        -----------  -----------   ----------
                                                        (Unaudited)               (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                $   74,609    $ 107,252    $  87,073
Short-term investments                                           --           --       15,000
Accounts receivable, less allowances
  of $7,762, $6,988 and $6,922                               79,983       99,492       61,297
Inventories                                                 422,441      386,431      343,438
Deferred income taxes                                        20,402       17,373       15,790
Prepaid expenses                                             25,676       20,539       24,760
                                                         ----------    ---------    ---------
Total current assets                                        623,111      631,087      547,358

Property and equipment, net                                 163,460      156,367      129,118
Deferred income taxes                                         7,451        8,859        9,542
Other assets, net                                            38,980       30,754       30,518
                                                         ----------    ---------    ---------
                                                         $  833,002    $ 827,067    $ 716,536
                                                         ==========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                    $   92,271    $  90,054    $  63,066
Accounts payable and accrued liabilities                    119,302      118,456      109,207
Income taxes payable                                          6,850       23,501        5,714
Merchandise and other customer credits                       18,099       17,992       14,559
                                                         ----------    ---------    ---------
Total current liabilities                                   236,522      250,003      192,546

Reserve for product return                                       --        2,580        5,800
Long-term debt                                               89,280       90,930       90,855
Postretirement/employment benefit obligations                20,456       20,121       19,525
Other long-term liabilities                                  24,326       19,709       17,141

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized
  60,000 shares, outstanding 35,260, 34,930 and 34,824          353          349          348
Additional paid-in capital                                  180,595      168,085      158,354
Retained earnings                                           300,234      293,689      245,101
Accumulated other comprehensive loss -
  Foreign currency translation adjustments                  (18,764)     (18,399)     (13,134)
                                                         ----------    ---------    ---------
Total stockholders' equity                                  462,418      443,724      390,669
                                                         ----------    ---------    ---------
                                                         $  833,002    $ 827,067    $ 716,536
                                                         ==========    =========    =========

See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                 For the
                                                            Three Months Ended
                                                                 April 30,
                                                          --------------------
                                                             1998       1997
                                                          ---------  ---------
Net sales                                                 $ 226,159  $ 199,699

Cost of sales                                               105,151     93,445
                                                          ---------  ---------
Gross profit                                                121,008    106,254

Selling, general and administrative expenses                100,195     89,212
Provision for uncollectible accounts                            347        339
                                                          ---------  ---------
Earnings from operations                                     20,466     16,703

Other expenses, net                                           1,129      1,124
                                                          ---------  ---------

Earnings before income taxes                                 19,337     15,579
Provision for income taxes                                    8,217      6,699
                                                          ---------  ---------
Net earnings                                               $ 11,120   $  8,880
                                                           ========   ========

Net earnings per share:

         Basic                                             $   0.32   $   0.26
                                                           ========   ========
         Diluted                                           $   0.31   $   0.25
                                                           ========   ========

Weighted average number of common shares:

         Basic                                               35,174     34,722
         Diluted                                             36,343     35,911


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   For the
                                                             Three Months Ended
                                                                  April 30,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
Cash Flows From Operating Activities:
    Net earnings                                            $ 11,120   $  8,880
    Adjustments to reconcile net earnings to net cash
      (used in)provided by operating activities:
      Depreciation and amortization                            6,758      5,373
      Provision for uncollectible accounts                       347        339
      Reduction in reserve for product return                 (2,580)        --
      Provision for inventories                                1,715      3,546
      Tax benefit from exercise of stock options               4,400      2,710
      Deferred income taxes                                   (1,792)      (847)
      Provision for postretirement/employment benefits           335        334
    Changes in assets and liabilities:
      Accounts receivable                                     18,314     17,174
      Inventories                                            (38,597)   (18,791)
      Prepaid expenses                                        (5,062)    (3,579)
      Other assets, net                                       (1,234)      (498)
      Accounts payable                                         7,124      7,254
      Accrued liabilities                                     (4,666)    (5,133)
      Income taxes payable                                   (16,558)   (19,942)
      Merchandise and other customer credits                     107        322
      Other long-term liabilities                              1,774        458
                                                            --------   --------
    Net cash used in operating activities                    (18,495)    (2,400)
                                                            --------   --------
Cash Flows From Investing Activities:
    Purchase of short-term investments                            --    (15,000)
    Capital expenditures                                     (13,460)    (5,396)
    Acquisitions, net of liabilities assumed                  (8,150)        --
    Proceeds from lease incentives                                --        831
                                                            --------   --------
    Net cash used in investing activities                    (21,610)   (19,565)
                                                            --------   --------
Cash Flows From Financing Activities:
    Proceeds from(payments on) short-term borrowings           5,323    (10,187)
    Repurchase of Common Stock                                (2,264)        --
    Proceeds from exercise of stock options                    6,864      3,802
    Cash dividends on Common Stock                            (2,461)    (1,738)
                                                            --------   --------
    Net cash provided by(used in) financing activities         7,462     (8,123)
                                                            --------   --------
    Net decrease in cash and cash equivalents                (32,643)   (30,088)
    Cash and cash equivalents at beginning of year           107,252    117,161
                                                            --------   --------
    Cash and cash equivalents at end of three months        $ 74,609   $ 87,073
                                                            ========   ========

See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    CONSOLIDATED FINANCIAL STATEMENTS
      ---------------------------------

      The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO(last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of April 30, 1998 and the results of operations and cash flows for the interim periods presented. The Balance Sheet data for January 31, 1998 is derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

      Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results of the entire fiscal year.


2.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      ------------------------------------------------

      Supplemental cash flow information for the three months ended April 30, 1998 and 1997 is as follows:

                                                    April 30,       April 30,
       (in thousands)                                    1998            1997
       --------------                               ---------       ---------
       Cash paid during the three months for:

        Interest                                      $ 1,307         $ 1,536
                                                      =======         =======
        Income taxes                                  $20,998         $24,625
                                                      =======         =======

       Details of businesses acquired in
        purchase transactions were as follows:

        Fair value of assets acquired                 $12,302         $    --
        Less: Liabilities assumed                       4,152              --
                                                      -------         -------
        Net cash paid for acquisitions                $ 8,150         $    --
                                                      =======         =======

       Supplemental Noncash Investing
        and Financing Activities:

        Issuance of Common Stock for the
         Employee Profit Sharing and
         Retirement Savings Plan                      $ 1,400         $ 1,800
                                                      =======         =======

3.       INVENTORIES
         ------------

         Inventories at April 30, 1998, January 31, 1998 and April 30, 1997 are summarized as follows:

                                  April 30,       January 31,      April 30,
         (in thousands)                1998              1998           1997
         --------------           ---------       -----------      ---------
         Finished goods            $353,015          $327,314       $293,322
         Raw Materials               68,698            57,926         47,525
         Work-in-process              3,157             2,918          6,468
                                   --------          --------       --------
                                    424,870           388,158        347,315
        Reserves                     (2,429)           (1,727)        (3,877)
                                   --------          --------       --------

                                   $422,441          $386,431       $343,438
                                   ========          ========       ========

         At April 30, 1998,  January 31, 1998 and April 30, 1997,  $322,765,000,
         $292,353,000 and $264,694,000, respectively, of inventories were valued using the LIFO method. The excess of current cost over the LIFO inventory value was $16,521,000 at April 30, 1998, $15,870,000 at
         January 31, 1998 and $16,041,000 at April 30, 1997. The LIFO valuation method had the effect of decreasing net earnings by $0.01 and $0.02 per share in each of the three month periods ended April 30, 1998 and 1997.

4.       DEBT
         ----

         During the quarter ended April 30, 1998, the Company's $130,000,000 multicurrency revolving credit facility (the "Credit Facility") was amended to increase the amount the Company is entitled to borrow to $160,000,000 and increase the number of participating banks from four to five. The amended Credit Facility entitles the Company to borrow up to $31,250,000 on a pro-rata basis from each of the three existing banks, up to $30,000,000 from the new bank and up to $36,250,000 from an agent bank at interest rates based on a prime rate or a reserve-adjusted LIBOR.

5.       FINANCIAL HEDGING INSTRUMENTS
         -----------------------------

         In accordance with the Company's foreign currency hedging program, at April 30, 1998 the Company had outstanding purchased put options maturing at various dates through April 22, 1999, giving it the right, but not the obligation, to sell yen 9,347,000,000 for dollars at predetermined contract-exchange rates. The deferred unrealized gain on the Company's purchased put options amounted to $4,374,000 at April 30, 1998. If the market yen-exchange rates at maturity are below the contract rates, the Company will allow the options to expire.

         To mitigate the exchange rate fluctuations primarily related to intercompany inventory purchases for the Company's business in Japan, the Company enters into forward exchange yen contracts. At April 30, 1998, the Company had $14,693,000 of such contracts outstanding, which will mature at various dates through May 26, 1998. At April 30, 1997, the Company had $9,011,000 of such contracts outstanding, which subsequently matured on May 27, 1997.

6.       EARNINGS PER SHARE
         ------------------

         Basic earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated to give effect to potentially dilutive shares that were outstanding during the period.

         The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations at April 30 1998 and 1997:

         (in thousands,                             April 30,       April 30,
         (except per share amounts)                      1998            1997
         --------------------------                 ---------       ---------

         Net earnings for basic
          and diluted EPS                             $11,120         $ 8,880
                                                      =======         =======

         Weighted average shares
          for basic EPS                                35,174          34,722

         Incremental shares upon conversions:
         Stock options                                  1,169           1,189
                                                      -------         -------

         Weighted average shares
          for diluted EPS                              36,343          35,911
                                                      =======         =======

7.       COMPREHENSIVE EARNINGS
         ----------------------

         Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires disclosure of comprehensive earnings in interim periods and additional disclosures of the components of comprehensive earnings on an annual basis. Comprehensive earnings include all changes in equity during a period except those resulting from investments by and distributions to stockholders. Under SFAS No. 130, the Company's foreign currency translation adjustments, reported separately in stockholders' equity, are required to be included in the determination of other comprehensive earnings.

         The components of comprehensive earnings for the three months ended April 30, 1998 and 1997 are as follows:

                                            April 30,            April 30,
         (in thousands)                          1998                 1997
         --------------                     ---------            ---------

         Net earnings                         $11,120               $8,880

         Other comprehensive loss:

         Foreign currency
           translation adjustments               (365)              (3,049)
                                               ------               ------

         Comprehensive earnings               $10,755               $5,831
                                              =======               ======

         Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature. Prior year financial statements have been presented to conform with SFAS No. 130.

8.       ACCOUNTING STANDARD
         -------------------

         In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP No. 98-1"). SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP No. 98-1 effective February 1998, and its application for the quarter ended April 30, 1998 had no material effect on the Company's financial position or results of operations.

9.       SUBSEQUENT EVENT
         ----------------

         On May 21, 1998, the Company's Board of Directors approved a 29% increase in the Company's quarterly cash dividend on its Common Stock, from $0.07 per share to $0.09 per share. This dividend will be paid on July 10, 1998 to stockholders of record on June 19, 1998.

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

The Company's net sales increased 13% to $226,159,000 in the quarter ended April 30, 1998. Combined with a slightly higher gross margin and a lower expense ratio, net earnings rose 25% to $11,120,000, or $0.31 per diluted share.

Net sales by channel of distribution were as follows:
-----------------------------------------------------

                                                 Three Months
                                                Ended April 30,
                                            -------------------
(in thousands)                                  1998       1997
------------------                          --------   --------
U.S. Retail                                 $108,024   $ 87,734
Direct Marketing                              21,663     16,727
International Retail                          96,472     95,238
                                            --------   --------
                                            $226,159   $199,699
                                            ========   ========

U.S. Retail sales rose 23% largely due to 12% comparable store sales growth and strong sales results in five new stores that were opened during the past year. Comparable store sales increased 6% in the Company's New York flagship store and increased 15% in branch stores. Comparable store sales growth was primarily due to an increased number of retail transactions. Growth was generated by sales to domestic customers; sales to foreign tourists declined as a percentage of sales in each of the past several years.

Direct Marketing sales increased 30% in the first quarter due to 22% growth in corporate division sales and 47% growth in catalog division sales. Although customer demand was strong during the first quarter of 1998, the increase is in part due to the Company's April 1997 transition to its new Customer Service/Distribution Center which adversely affected sales resulting from a decrease in order fulfillment and catalog mailings. The Company anticipates increasing its catalog mailings by 15% to approximately 25 million catalogs for Fiscal 1998.

International Retail sales increased 1% in the first quarter, which equated to a 6% increase on a constant-currencies basis (excluding the effect of translating local-currency-denominated sales into the generally stronger U.S. dollar). In Japan, Tiffany's largest international market, total retail sales rose 8% in local currency and 2% on a comparable store basis. In the prior year's first quarter, a 26% comparable store sales increase in Japan had reflected strong consumer demand in anticipation of an April 1, 1997 increase in the consumption tax.

The Company's reported sales and earnings reflect either a translation-related benefit from a strengthening Japanese yen or a detriment from a strengthening

U.S. dollar. The Company maintains a foreign currency hedging program for merchandise purchase transactions initiated from Japan in order to reduce the potentially negative impact on the Company's financial results of a significant strengthening of the U.S. dollar. The hedging program has achieved its objective by stabilizing product costs, over the short-term, despite exchange rate fluctuations. However, as a result of the continued weakening of the yen versus the U.S. dollar, the Company raised its retail prices in Japan by an average of 10%, effective February 1, 1998.

In other Asia-Pacific markets outside Japan, comparable store sales declined 18%. Management attributes this to reduced spending by Japanese travelers to Hong Kong as well as generally uncertain economic conditions in Asia. In Europe, comparable store sales increased 24% in local currencies in the first quarter due to retail sales growth in most markets.

Gross Profit
------------
Gross profit as a percentage of net sales (gross margin) was 53.5% in the first quarter, compared with 53.2% in the prior year. The Company's ongoing gross margin and pricing strategy is to pass through product-cost increases with higher retail selling prices, thereby maintaining gross margin at approximately prior-year levels.

Operating Expenses
------------------
Operating expenses (selling, general and administrative expenses plus the provision for uncollectible accounts) rose 12% in the first quarter. The increase was primarily due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses and incremental expenses related to the new Customer Service/Distribution Center. However, as a percentage of net sales, the operating expense ratio improved to 44.5%, from 44.8% in the prior year. Management's ongoing objective is to reduce the expense ratio by leveraging the Company's fixed-expense base.

Other Expenses, Net
-------------------
Other expenses, net were relatively unchanged in the first quarter of Fiscal 1998 as compared with Fiscal 1997. On the basis of current plans, anticipated share repurchases, interest rates and foreign currency exchange rates, management expects somewhat higher interest expense for the remaining quarters of Fiscal 1998.

Provision for Income Taxes
--------------------------
The provision for income taxes resulted in an effective tax rate of 42.5% in the first quarter, compared with 43.0% in the prior year, due to a shift in the geographical business mix toward lower-tax jurisdictions.

New Accounting Standards
------------------------
Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive earnings in interim periods and additional disclosures of the components of comprehensive earnings on an annual basis. Comprehensive earnings include all changes in equity during a period except those resulting from investments by and distributions to stockholders. Under SFAS No. 130, the Company's foreign currency translation adjustments, reported separately in stockholders' equity, are required to be included in the determination of other comprehensive earnings.

In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP No. 98-1"). SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP No. 98-1 effective February 1998, and its application for the quarter ended April 30, 1998 had no material effect on the Company's financial position or results of operations.

Year 2000
---------
The Company recognizes the need to ensure that its operations will not be adversely affected by year 2000 computer hardware and software failures. Certain systems will, unless modified, be unable to process date-sensitive calculations using the year 2000. Such failures are a known risk to the future integrity of the Company's' financial reports and to virtually all aspects of the Company's operations, including the Company's ability to process sales transactions, fulfill customer orders and receive and manage inventories and other assets.

Accordingly, the Company has established a disciplined process to identify, prioritize and evaluate year 2000 problems, and to replace or revise and test computer software and operating procedures. The objective of these efforts is to achieve year 2000 compliance with minimal effect on customer service or other disruption to, or loss of integrity in, business or financial operations. At this date, sources of potential failure in internal systems have been identified and conversion efforts are underway. The Company is also in the process of evaluating year 2000 issues that may be experienced by key merchandise and service vendors in order to evaluate the potential effect of vendor failure on the Company's operations; at this date, that evaluation has not been completed. Successful remediation of year 2000 issues will depend, to some extent, on the Company's ability to retain or otherwise secure sufficient programming resources to timely complete this process given the high demand for such resources throughout the world.

In addition to the cost of internal resources, the Company's cost of achieving year 2000 compliance is estimated to be $8,000,000 for third-party service providers and will be incurred through the year ending January 31, 2000. Cumulative year 2000 costs for such providers are charged to operations and amounted to $1,372,000 as of April 30, 1998.

FINANCIAL CONDITION
-------------------
Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal, working capital requirements which have increased due to the Company's expansion. Management believes that the Company's financial condition at April 30, 1998 provides sufficient resources to support current business activities and planned expansion. Working capital (current assets minus current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $386,589,000 and 2.6:1 at April 30, 1998, versus $381,084,000 and 2.5:1 at January 31, 1998 and $354,812,000 and 2.8:1 at April
30, 1997.

Accounts receivable at April 30, 1998 were 20% below January 31, 1998 (which represents a seasonally-high point) but were 30% above April 30, 1997. The increased receivable versus prior year largely reflected sales growth. However, the lower receivable balance at April 30, 1997 was due to two unusual factors: delayed fulfillment of orders due to the transition to the new Customer
Service/Distribution Center and lower-than-normal Japan sales volume in April 1997 due to the effect of accelerated consumer spending prior to the April 1, 1997 increase in the consumption tax.

Inventories (which represent the largest portion of total assets) at April 30, 1998 were 9% higher than January 31, 1998 and were 23% above April 30, 1997 in order to support overall sales growth, new stores and new products, as well as to deepen product availability in the engagement jewelry category. The Company's ongoing objective is to improve inventory performance through: refinement of worldwide replenishment systems; focus on the specialized disciplines of product development, assortment planning and inventory management; improved presentation and management of display inventories in each store; assortment editing by product category; and a time-phased program of improvements in warehouse management and supply-chain logistics.

The Company incurred a net cash outflow from operating activities of $18,495,000 in the three months ended April 30, 1998, compared with an outflow of $2,400,000 in the corresponding period a year ago. The increased outflow primarily resulted from the higher inventory purchases.

Capital expenditures were $13,460,000 in the three months ended April 30, 1998 compared with $5,396,000 in the prior year. The increase was due to costs associated with new store openings, relocation of an existing store and expansion of manufacturing and administrative facilities. Based on current plans, management expects that capital expenditures will be approximately $70,000,000 in Fiscal 1998.

The Company's sources of working capital are internally-generated cash flows and borrowings available under a five-year, $160,000,000 multicurrency, noncollateralized revolving credit facility (amended in the first quarter of Fiscal 1998 to increase the amount from $130,000,000 and the number of banks from four to five) which expires on June 30, 2002. Management anticipates that internally-generated cash flows and funds available under the revolving credit facility will be sufficient to support the Company's planned worldwide business expansion and the seasonal working capital increases that are typically required during the third and fourth quarters of the year.

Seasonality
-----------
The Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.

Risk Factors
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store expansion, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations for sales, earnings and cash flow. As a retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are risk factors which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that new stores and other sales locations can be leased or otherwise obtained on suitable lease terms in desired markets and that construction can be completed on a timely basis; (ii) that existing product supply arrangements, including license agreements with third-party designers, will continue; (iii) that the market for high-quality cut diamonds will provide continuity of supply and pricing; (iv) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations and that warehousing and distribution productivity can be further improved to support the Company's worldwide distribution requirements; and (v) that the exchange relationship between the Japanese yen and the U.S. dollar will not substantially change during Fiscal 1998.

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


                                                     TIFFANY & CO.
                                                     (Registrant)


Date: June 11, 1998                 By:     s/s James N. Fernandez
                                            ----------------------------------
                                            James N. Fernandez
                                            Executive Vice President - Finance
                                            and Chief Financial Officer
                                            (principal financial officer)

                                  EXHIBIT INDEX



Exhibit
Number

27                Financial Data Schedule
                  (submitted to SEC only)