Form 10-Q
period 1998-06-30
TIFFANY & CO
filed 1998-09-01
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q
                                ----------------
(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JULY 31, 1998.  OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM ________ TO _____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 35,077,231 shares outstanding at the close of business on JULY 31, 1998.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 1998

   PART I -  FINANCIAL INFORMATION                                         PAGE
                                                                           ----
   Item 1.      Financial Statements

                Consolidated Balance Sheets - July 31, 1998
                     (Unaudited), January 31, 1998 and
                     July 31, 1997 (Unaudited)                                3

                Consolidated Statements of Earnings - for the
                     three and six months ended July 31, 1998
                     and 1997 (Unaudited)                                     4

                Consolidated Statements of Cash Flows - for the
                     six months ended July 31, 1998 and 1997
                     (Unaudited)                                              5

                Notes to Consolidated Financial Statements
                     (Unaudited)                                            6-9

   Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        10-14

   PART II - OTHER INFORMATION

   Item 4.      Submission of Matters to a Vote of Security-Holders          15

   Item 5.      Stockholder Proposals for 1999 Annual Meeting of          15-16
                     Stockholders to be Received No Later than
                     February 20, 1999 and No Earlier than
                     January 21, 1999 Unless Submitted for Inclusion in Registrant's Proxy Statement.

   Item 6.      Exhibits and Reports on Form 8-K                             16

                (a)     Exhibits

                (b)     Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         TIFFANY & CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                               July 31,                 January 31,                     July 31,
                                                                1998                       1998                           1997
                                                             -----------              --------------                 ------------
                                                             (Unaudited)                                               (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                                   $    53,326                  $   107,252                    $   61,538
Short-term investments                                               --                           --                        15,000
Accounts receivable, less allowances
 of $7,622, $6,988 and $6,774                                    72,053                       99,492                        69,412
Inventories                                                     430,886                      386,431                       372,787
Deferred income taxes                                            21,633                       17,373                        19,105
Prepaid expenses                                                 32,681                       20,539                        31,437
                                                            -----------                  -----------                    ----------
Total current assets                                            610,579                      631,087                       569,279

Property and equipment, net                                     173,100                      156,367                       134,996
Deferred income taxes                                             7,108                        8,859                        10,029
Other assets, net                                                39,107                       30,754                        30,419
                                                            -----------                  -----------                    ----------
                                                            $   829,894                  $   827,067                    $  744,723
                                                            ===========                  ===========                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                       $    93,622                  $    90,054                    $   68,489
Accounts payable and accrued liabilities                        118,794                      118,456                       112,000
Income taxes payable                                              8,113                       23,501                         7,379
Merchandise and other customer credits                           18,808                       17,992                        15,098
                                                            -----------                  -----------                    ----------
Total current liabilities                                       239,337                      250,003                       202,966

Reserve for product return                                           --                        2,580                         5,622
Long-term debt                                                   86,305                       90,930                        93,685
Postretirement/employment benefit obligations                    20,811                       20,121                        19,656
Other long-term liabilities                                      24,603                       19,709                        17,235

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized
 60,000 shares, outstanding 35,077, 34,930 and 35,027               351                           349                          350
Additional paid-in capital                                      182,094                       168,085                      164,581
Retained earnings                                               299,898                       293,689                      253,033
Accumulated other comprehensive loss -
 Foreign currency translation adjustments                       (23,505)                      (18,399)                     (12,405)
                                                            -----------                   -----------                   ----------
Total stockholders' equity                                      458,838                       443,724                      405,559
                                                            -----------                   -----------                   ----------

                                                            $   829,894                   $   827,067                   $  744,723
                                                            ===========                   ===========                   ==========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (unaudited)
                    (in thousands, except per share amounts)



                                                           For the                                For the
                                                     Three Months Ended                      Six Months Ended
                                                           July 31,                               July 31,
                                                     ------------------                      -----------------
                                                      1998          1997                     1998        1997
                                                      ----          ----                     ----        ----
Net sales                                           $247,722      $217,149                 $473,881    $416,848

Cost of sales                                        112,036       100,522                  217,187     193,967
                                                    --------      --------                 --------    --------
Gross profit                                         135,686       116,627                  256,694     222,881

Selling, general and administrative expenses         110,289        97,018                  210,484     186,230
Provision for uncollectible accounts                     417           364                      764         703
                                                    --------      --------                 --------    --------
Earnings from operations                              24,980        19,245                   45,446      35,948

Other expenses, net                                    1,458         1,035                    2,587       2,159
                                                    --------      --------                 --------    --------

Earnings before income taxes                          23,522        18,210                   42,859      33,789
Provision for income taxes                             9,997         7,830                   18,214      14,529
                                                    --------      --------                 --------    --------
Net earnings                                        $ 13,525      $ 10,380                 $ 24,645    $ 19,260
                                                    ========      ========                 ========    ========
Net earnings per share:

  Basic                                             $   0.38      $   0.30                 $   0.70    $   0.55
                                                    ========      ========                 ========    ========
  Diluted                                           $   0.37      $   0.29                 $   0.68    $   0.53
                                                    ========      ========                 ========    ========

Weighted average number of common shares:

  Basic                                               35,169        34,990                   35,171      34,856
  Diluted                                             36,268        36,177                   36,306      36,044



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         TIFFANY & CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                For the
                                                                            Six Months Ended
                                                                                July 31,
                                                                           ------------------
                                                                            1998        1997
                                                                            ----        ----
Cash Flows From Operating Activities:

 Net earnings                                                              $ 24,645   $ 19,260
 Adjustments to reconcile net earnings to net cash
   used in operating activities:
   Depreciation and amortization                                             13,959     10,811
   Provision for uncollectible accounts                                         764        703
   Reduction in reserve for product return                                   (2,580)      (178)
   Provision for inventories                                                  2,780      4,902
   Tax benefit from exercise of stock options                                 5,242      5,290
   Deferred income taxes                                                     (2,977)    (4,416)
   Provision for postretirement/employment benefits                             690        465
 Changes in assets and liabilities:

   Accounts receivable                                                       22,906      9,704
   Inventories                                                              (60,501)   (42,742)
   Prepaid expenses                                                         (12,510)   (10,124)
   Other assets, net                                                         (2,224)      (324)
   Accounts payable                                                           3,249      5,840
   Accrued liabilities                                                           (4)    (2,383)
   Income taxes payable                                                     (14,880)   (18,420)
   Merchandise and other customer credits                                       816        861
   Other long-term liabilities                                                2,466        885
                                                                           --------   --------
 Net cash used in operating activities                                      (18,159)   (19,866)
                                                                           --------   --------

Cash Flows From Investing Activities:

 Purchase of short-term investments                                              --    (15,000)
 Capital expenditures                                                       (30,658)   (16,301)
 Acquisitions, net of liabilities assumed                                    (8,150)        --
 Proceeds from lease incentives                                               1,150        831
                                                                           --------   --------
 Net cash used in investing activities                                      (37,658)   (30,470)
                                                                           --------   --------

Cash Flows From Financing Activities:

 Proceeds from (payments on) short-term borrowings                           12,959     (8,552)
 Repurchase of Common Stock                                                 (13,713)        --
 Proceeds from exercise of stock options                                      8,279      7,451
 Cash dividends on Common Stock                                              (5,634)    (4,186)
                                                                           --------    -------
 Net cash provided by (used in) financing activities                          1,891     (5,287)
                                                                           --------   --------
 Net decrease in cash and cash equivalents                                  (53,926)   (55,623)
 Cash and cash equivalents at beginning of year                             107,252    117,161
                                                                           --------   --------
 Cash and cash equivalents at end of six months                            $ 53,326   $ 61,538
                                                                           ========   ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                          TIFFANY & CO. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

         The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO(last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of July 31, 1998 and the results of operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 1998 is derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the three and six months ended July 31, 1998 and 1997 are not necessarily indicative of the results of the entire fiscal year.

2.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      ------------------------------------------------

      Supplemental cash flow information for the six months ended July 31, 1998 and 1997 is as follows:

                                                      July 31,          July 31,
(in thousands)                                            1998              1997
--------------                                       ---------          --------
Cash paid during the six months for:

Interest                                             $   3,698          $  3,643
                                                     =========          ========
Income taxes                                         $  30,488          $ 33,439
                                                     =========          ========
Details of businesses acquired in
 purchase transactions were as follows:

 Fair value of assets acquired                       $  12,302          $     --

Less: Liabilities assumed                                4,152                --
                                                     ---------          --------
Net cash paid for acquisitions                       $   8,150          $     --
                                                     =========          ========
Supplemental Noncash Investing
 and Financing Activities:

Issuance of Common Stock for the
 Employee Profit Sharing and
 Retirement Savings Plan                             $   1,400          $  1,800
                                                     =========          ========

3.       INVENTORIES
         -----------

         Inventories at July 31, 1998, January 31, 1998 and July 31, 1997 are summarized as follows:

                               July 31,         January 31,           July 31,
(in thousands)                     1998                1998               1997
--------------                ---------         -----------           ---------
Finished goods                $ 362,253           $ 327,314           $ 320,029

Raw materials                    69,188              57,926              55,488

Work-in-process                   3,131               2,918               1,761
                             ----------           ---------           ---------
                                434,572             388,158             377,278

Reserves                         (3,686)             (1,727)             (4,491)
                             ----------           ---------           ---------
                             $  430,886           $ 386,431           $ 372,787
                             ==========           =========           =========

         At July 31,  1998,  January 31, 1998 and July 31,  1997,  $341,282,000,
         $292,353,000 and $283,597,000, respectively, of inventories were valued using the LIFO method. The excess of current cost over the LIFO inventory value was $16,870,000 at July 31, 1998, $15,870,000 at
         January 31, 1998 and $16,670,000 at July 31, 1997. The LIFO valuation method had the effect of decreasing net earnings by $0.01 per diluted share in both of the three month periods ended July 31, 1998 and 1997 and by $0.02 and $0.03 per diluted share in the six month periods ended July 31, 1998 and 1997.

4.       DEBT
         ----

         During the quarter ended April 30, 1998, the Company's $130,000,000 multicurrency revolving credit facility (the "Credit Facility") was amended to increase the amount the Company is entitled to borrow to $160,000,000 and to increase the number of participating banks from four to five. The amended Credit Facility entitles the Company to borrow up to $31,250,000 on a pro-rata basis from each of the three existing banks, up to $30,000,000 from the new bank and up to $36,250,000 from an agent bank at interest rates based on a prime rate or a reserve-adjusted LIBOR.

5.       FINANCIAL HEDGING INSTRUMENTS
         -----------------------------

         In accordance with the Company's foreign currency hedging program at July 31, 1998 the Company had outstanding purchased put options maturing at various dates through July 22, 1999, giving it the right, but not the obligation, to sell yen 10,569,000,000 for dollars at predetermined contract-exchange rates. The deferred unrealized gain on the Company's purchased put options amounted to $6,429,000 at July 31, 1998. If the market yen-exchange rates at maturity are below the contract rates, the Company will allow the options to expire.

         To mitigate the exchange rate fluctuations primarily related to intercompany inventory purchases for the Company's business in Japan, the Company enters into forward exchange yen contracts. At July 31, 1998, the Company had $10,372,000 of such contracts outstanding, which will mature on August 26, 1998. At July 31, 1997, the Company had $8,376,000 of such contracts outstanding, which subsequently matured on August 26, 1997.

6.       EARNINGS PER SHARE
         ------------------
         Basic earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated to give effect to potentially dilutive stock options that were outstanding during the period.

         The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations for the three and six months ended July 31, 1998 and 1997:

                                           For the                      For the
                                     Three Months Ended            Six Months Ended
(in thousands)                             July 31,                     July 31,
-------------                        -------------------          ------------------
                                      1998           1997           1998           1997
                                      ----           ----           ----           ----

Net earnings for basic and
 diluted EPS                        $13,525        $10,380        $24,645       $19,260
                                    =======        =======        =======       =======

Weighted average shares
 for basic EPS                       35,169         34,990         35,171        34,856

Incremental shares from
 assumed exercise of
 stock options:                       1,099          1,187          1,135         1,188
                                    -------        -------        -------       -------
Weighted average shares
 for diluted EPS
                                     36,268         36,177         36,306        36,044
                                    =======        =======        =======        =======

7.       COMPREHENSIVE EARNINGS
         ----------------------

         Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive earnings in interim periods and additional disclosures of the components of comprehensive earnings on an annual basis. Comprehensive earnings include all changes in equity during a period except those resulting from investments by and distributions to stockholders. Under SFAS No. 130, the Company's foreign currency translation adjustments, reported separately in stockholders' equity, are required to be included in the determination of comprehensive earnings.

         The components of comprehensive earnings for the three and six months ended July 31, 1998 and 1997 were:

                                               For the                      For the
                                        Three Months Ended              Six Months Ended
         (in thousands)                        July 31,                     July 31,
         -------------                   -------------------          --------------------
                                          1998           1997          1998            1997
                                          ----           ----          ----            ----
         Net earnings                  $  13,525       $  10,380     $ 24,645        $ 19,260

         Other comprehensive loss:

         Foreign currency
         translation adjustments          (4,741)            729       (5,106)         (2,320)
                                       ---------       ---------     --------        --------
         Comprehensive earnings        $   8,784       $  11,109     $ 19,539        $ 16,940
                                       =========       =========     ========        ========



         Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature. Prior year financial statements have been presented to conform with SFAS No. 130.

8.     ACCOUNTING STANDARDS
       --------------------

       In February 1998,the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,"("SOP No. 98-1"). SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP No. 98-1 effective February 1998, and its application for the three and six months ended July 31, 1998 had no material effect on the Company's financial position or results of operations.

       In June 1998, the Financial Accounting Standards Board("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), which requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified as earnings in the period in which earnings are affected by the hedged item. SFAS No. 133 is effective for the Company's financial statements for the fiscal year ending January 31, 2001 and the Company is currently evaluating the impact, if any, of this new FASB statement on its financial position and results of operations.

9.     SUBSEQUENT EVENT
       ----------------

       On August 26, 1998, the Company's Board of Directors declared a quarterly dividend of $0.09 per common share. This dividend will be paid on October 12, 1998 to stockholders of record on September 21, 1998.

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

The Company's net sales increased 14% to $247,722,000 in the three months (second quarter) ended July 31, 1998 and rose 14% to $473,881,000 in the six months (first half) ended July 31, 1998. Net earnings rose 30% to $13,525,000, or $0.37 per diluted share, in the second quarter and increased 28% to $24,645,000, or $0.68 per diluted share, in the first half due to the sales growth and higher operating margins.

NET SALES BY CHANNEL OF DISTRIBUTION WERE AS FOLLOWS:
-----------------------------------------------------

                                        Three Months           Six Months
                                       Ended July 31,        Ended July 31,
                               ----------------------   -------------------
(in thousands)                     1998          1997       1998       1997
--------------                 --------      --------   --------    -------
U.S. Retail                    $129,733      $105,244   $237,757   $193,193
Direct Marketing                 24,723        20,997     46,386     37,724
International Retail             93,266        90,908    189,738    185,931
                               --------      --------   --------   --------
                               $247,722      $217,149   $473,881   $416,848
                               ========      ========   ========   ========

U.S. Retail sales rose 23% in both the second quarter and first half, largely due to comparable store sales growth of 15% in the quarter and 13% in the first half, as well as sales results in new stores that were opened during the past year. In the Company's New York flagship store, comparable store sales increased 9% in the second quarter and 8% in the first half while comparable branch store sales rose 18% and 17% in the second quarter and first half. Comparable store sales growth was primarily due to an increased number of retail transactions. Growth was generated by sales to domestic customers; sales to foreign tourists have declined as a percentage of sales in each of the past several years.

Direct Marketing sales increased 18% and 23% in the second quarter and first half. Corporate division sales rose 4% in the second quarter and 12% in the first half, while catalog division sales rose 42% and 44% in the respective periods. Customer demand was strong in the current periods but, in assessing the increases, it should also be noted that the transition in April 1997 to the Company's new Customer Service/Distribution Center affected sales in 1997 due to decreased order fulfillment and catalog mailings. The Company anticipates increasing its catalog mailings by approximately 15% to 24 million catalogs in Fiscal 1998.

International Retail sales increased 3% in the second quarter and 2% in the first half, which equated to increases of 18% in the second quarter and 12% in the first half on a constant-currencies basis (excluding the effect of translating local-currency-denominated sales into the generally stronger U.S. dollar). In Japan, Tiffany's largest international market, total retail sales in local currency rose 37% in the second quarter and 21% in the first half, primarily due to comparable store sales growth of 30% in the second quarter and 15% in the first half. Sales in 1997's second quarter and first half, and comparisons with the 1998 periods, were affected by strong consumer demand in anticipation of an April 1, 1997 increase in the consumption tax.

The Company's reported sales and earnings reflect either a translation-related benefit from a strengthening Japanese yen or a detriment from a strengthening U.S. dollar. The Company maintains a foreign currency hedging program for merchandise purchase transactions initiated from Japan in order to reduce the potentially negative impact on the Company's financial results of a significant strengthening of the U.S. dollar. The hedging program has achieved its objective by stabilizing product costs, over the short-term, despite exchange rate fluctuations. However, as a result of changes in the relationship between the yen and the dollar, the Company adjusts its retail prices when necessary to maintain its gross margin over the longer-term.

In Asia-Pacific markets outside Japan, comparable store sales in local currencies declined 13% in the second quarter and 16% in the first half. Management attributes this to adverse local economic conditions and reduced spending by Japanese travelers to that region. In Europe, comparable store sales in local currencies increased 10% in the second quarter and 17% in the first half due to retail sales growth in most markets.

GROSS PROFIT
------------
Gross profit as a percentage of net sales (gross margin) was 54.8% and 54.2% in the second quarter and first half, compared with 53.7% and 53.5% in the prior year. The Company's ongoing gross margin and pricing strategy is to pass through product-cost increases with higher retail selling prices, in order to at least maintain gross margin at prior-year levels.

OPERATING EXPENSES
------------------
Operating expenses (selling, general and administrative expenses plus the provision for uncollectible accounts) increased 14% and 13% in the second quarter and first half. The increases were primarily due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses. As a percentage of net sales, the operating expense ratios of 44.7% and 44.6% in the second quarter and first half were slightly lower than the prior year. Management's ongoing objective is to reduce the expense ratio by leveraging the Company's fixed-expense base.

OTHER EXPENSES, NET
-------------------
Other expenses (primarily interest expense) increased in the second quarter and first half. On the basis of current plans, anticipated share repurchases, interest rates and foreign currency exchange rates, management expects interest expense for the remaining quarters of Fiscal 1998 to be higher than the prior-year periods.

PROVISION FOR INCOME TAXES
--------------------------
The provision for income taxes resulted in an effective tax rate of 42.5% in the second quarter and first half, compared with 43.0% in the prior year, due to a shift in the geographical business mix toward lower-tax jurisdictions.

NEW ACCOUNTING STANDARDS
------------------------
In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP No. 98-1"). SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP No. 98-1 effective February 1998, and its application for the three and six months ended July 31, 1998 had no material effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), which requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified as earnings in the period in which earnings are affected by the hedged item. SFAS No. 133 is effective for the Company's financial statements for the fiscal year ending January 31, 2001 and the Company is currently evaluating the impact, if any, of this new FASB statement on its financial position and results of operations.

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

Accordingly, the Company has established a disciplined process to identify, prioritize and evaluate year 2000 problems and to replace or revise and test computer software and operating procedures. The objective of these efforts is to achieve year 2000 compliance with minimal effect on customer service or other disruption to, or loss of integrity in, business or financial operations. At this date, sources of potential failure in internal systems have been identified and conversion efforts are underway. These conversion efforts are scheduled to be complete by spring 1999. By that time, the Company will have been required to remediate or replace (i) internally-developed computer code, and (ii) code purchased from third-party software vendors. On July 31, 1998, these efforts were 14% complete in category (i) and 51% complete in category (ii), on schedule with the Company's timetable for completion.

The foregoing conversion efforts address "information technology" systems, i.e. those operated and maintained by the Company's U.S.-based information technology staff, such as financial, order entry, inventory control and forecasting systems. Other applications software is maintained on personal computers by end-users in the U.S. and by wholly-owned Company subsidiaries outside the U.S. Typically, such software has been purchased from third-party vendors and specific applications have been developed by the end-user. The information technology staff is assisting users in evaluating and determining whether such applications are material to the Company and are year 2000 compliant and, if necessary, in developing a plan for remediation and testing. The Company is also in the process of evaluating year 2000 issues that may be experienced by key merchandise and service vendors in order to evaluate the potential effect of vendor failure on the Company's operations; at this date, that evaluation has not been completed, although responses to date indicate that many, if not most, of the Company's merchandise vendors are not dependent upon computer-technology. Successful remediation of year 2000 issues will depend, to some extent, on the Company's ability to retain or otherwise secure sufficient programming resources to timely complete this process given the high demand for such resources throughout the world.

The Company has not yet established a contingency plan in the event of year 2000 failure. Because the theoretical possibility for such failure now exists for numerous applications throughout the operations of the Company, management considers the present expenditure of resources to develop contingency plans for all such operations to be counterproductive to ongoing efforts to define and remediate deficiencies. At such time as the remediation program has further progressed and likely failures have been identified, contingency plans, including for manual and delayed information processing, may be created.

In addition to the cost of internal resources, the Company's cost of achieving year 2000 compliance is estimated to be $8,000,000 for third-party service providers and will be incurred through the year ending January 31, 2000. Year 2000 costs for such providers are charged to operations as incurred and amounted to $2,080,000 in the first half and $2,666,000 on a cumulative basis. A substantial portion of the Company's programming and system design resources has been and will be devoted to the year 2000 project. As a consequence, many projects intended to improve asset efficiency and customer service have been deferred.

FINANCIAL CONDITION
-------------------
Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal, working capital requirements which have increased due to the Company's expansion. Management believes that the Company's financial condition at July 31, 1998 provides sufficient resources to support current business activities and planned expansion. Working capital (current assets minus current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $371,242,000 and 2.6:1 at July 31, 1998, compared with $381,084,000 and 2.5:1 at January 31, 1998 and $366,313,000 and 2.8:1 at
July 31, 1997.

Accounts receivable at July 31, 1998 were 28% below January 31, 1998 (which represents a seasonally-high point) but were 4% above July 31, 1997. The increased receivables versus prior year largely reflected sales growth.

Inventories (which represent the largest portion of total assets) at July 31, 1998 were 12% higher than January 31, 1998 and were 16% above July 31, 1997 in order to support overall sales growth, new stores and new products, as well as to deepen product availability in the engagement jewelry category. The Company's ongoing objective is to improve inventory performance through: refinement of worldwide replenishment systems; focus on the specialized disciplines of product development, assortment planning and inventory management; improved presentation and management of display inventories in each store; assortment editing by product category; and a time-phased program of improvements in warehouse management and supply-chain logistics.

The Company incurred a net cash outflow from operating activities of $18,159,000 in the first half ended July 31, 1998, compared with an outflow of $19,866,000 in the corresponding period a year ago.

Capital expenditures were $30,658,000 in the first half ended July 31, 1998 compared with $16,301,000 in the prior year. The increase was due to costs associated with new store openings, relocation of an existing store and expansion of manufacturing and administrative facilities. Based on current plans, management expects that capital expenditures will be approximately $70,000,000 in Fiscal 1998.

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

RISK FACTORS
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to retail prices, gross profit, expenses, inventory performance, capital expenditures, cash flow and year 2000 compliance. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations for store openings, sales, earnings and cash flow. As a retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management:
(i) that new stores and other sales locations can be leased or otherwise obtained on suitable lease terms in desired markets and that construction can be completed on a timely basis; (ii) that existing product supply arrangements, including license agreements with third-party designers, will continue; (iii) that the market for high-quality cut diamonds will provide continuity of supply and pricing; (iv) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations and that warehousing and distribution productivity can be further improved to support the Company's worldwide distribution requirements; (v) that the exchange relationship between the Japanese yen and the U.S. dollar in Fiscal 1998 will not substantially change during the year; and (vi) that the year 2000 compliance program can be timely completed.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At Registrant's Annual Meeting of Stockholders held on May 21, 1998 each of the nominees listed below was elected a director of Registrant to hold office until the next annual meeting of the stockholders and until his or her respective successor has been elected and qualified. Tabulated with the name of each of the nominees elected is the number of Common shares cast for each nominee and the number of Common shares withholding authority to vote for each nominee. There were no broker non-votes or abstentions with respect to the election of directors.

   Nominee                   Voted For          Withholding Authority

   William R. Chaney         31,441,037                    654,872
   Rose Marie Bravo          31,432,269                    663,640
   Samuel L. Hayes III       31,438,911                    656,998
   Michael J. Kowalski       31,422,583                    673,326
   Charles K. Marquis        31,301,147                    794,762
   James E. Quinn            31,421,005                    674,904
   Yoshiaki Sakakura         28,891,393                  3,204,516
   William A. Shutzer        31,439,841                    656,068
   Geraldine Stutz           31,393,043                    702,866

At such meeting, the stockholders approved the Company's 1998 Directors Option Plan. With respect to such approval, 26,145,263 shares were voted to approve, 1,849,589 were voted against, and 85,803 shares abstained from voting. There were 4,015,254 broker non-votes with respect to the approval of the Company's 1998 Directors Option Plan.

In addition, the stockholders also approved the Company's 1998 Employee Incentive Plan. With respect to such approval, 25,409,290 shares were voted to approve, 1,464,334 were voted against, and 1,207,031 shares abstained from voting. There were 4,015,254 broker non-votes with respect to the approval of the Company's 1998 Employee Incentive Plan.

The stockholders also approved the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company's fiscal 1998 financial statements. With respect to such appointment, 31,958,871 shares were voted to approve, 27,779 were voted against, and 19,259 shares abstained from voting. There were 89,900 broker non-votes with respect to the approval of the appointment of Coopers & Lybrand L.L.P.

ITEM 5. STOCKHOLDER PROPOSALS FOR 1999 ANNUAL MEETING OF STOCKHOLDERS TO BE RECEIVED NO LATER THAN FEBRUARY 20, 1999 AND NO EARLIER THAN JANUARY 21, 1999 UNLESS SUBMITTED FOR INCLUSION IN REGISTRANT'S PROXY STATEMENT.

Effective June 29, 1998, SEC Rule 14a-4 was changed. Rule 14a-4 states when a stockholder's proxy may confer discretionary authority upon a proxy holder to vote.

With respect to stockholder proposals not included in a proxy statement for the 1999 Annual Meeting of Stockholders, Registrant will generally be permitted to exercise discretionary authority to vote under the proxies its solicits unless timely notice of the proposal is given. Under Rule 14a-4, timely notice is determined by the advance notice provisions of the Registrant's By-Laws. Section
1.08 of the Registrant's By-Laws, as amended March 19, 1998, states when notice is timely and requires that the stockholder submitting the proposal submit specific information. Copies of the Registrant's By-laws may be obtained by contacting the Registrant's Corporate Secretary at 727 Fifth Avenue, New York, NY 10022, Attn: Patrick B. Dorsey.

To be timely, stockholder proposals that are not to be included in the Registrant's proxy statement must be delivered to the Registrant's Corporate Secretary no later than February 20, 1999 and no earlier than January 21, 1999. These dates will be applicable unless there is a significant change in the annual meeting date or an increase in the number of directors to be elected.

Separately, under SEC Rule 14a-8, a stockholder wishing to submit a proposal that qualifies for inclusion in the Registrant's proxy statement must submit his or her proposal to the Registrant no later than December 10, 1998 and must satisfy the other requirements of Rule 14a-8.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits

                  10.111a Amendment to Agreement made June 12, 1993 by and between Tiffany-Japan (Delaware) Inc., Tiffany and Company and Mitsukoshi Limited.

                  27                Financial Data Schedule.

         (b)      Reports on Form 8-K

                  On April 17, 1998 Registrant filed a report on Form 8-K reporting its Financial Data Schedules for the last three fiscal years and interim periods of the last two fiscal years, restated in compliance with SFAS No. 128.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TIFFANY & CO.
                                                     (Registrant)

Date: August 28,1998                By:     /s/ James N. Fernandez
                                            ----------------------------
                                            James N. Fernandez
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

                                  EXHIBIT INDEX

Exhibit

Number
------
10.111a Amendment to Agreement made June 12, 1993 by and between Tiffany-Japan (Delaware) Inc., Tiffany and Company and Mitsukoshi Limited.



27                Financial Data Schedule
                  (submitted to SEC only)