Form 10-Q
period 1998-10-31
TIFFANY & CO
filed 1998-12-09
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934 for the quarter ended October 31, 1998. OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 34,606,329 shares outstanding at the close of business on October 31, 1998.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1998





         PART I -  FINANCIAL INFORMATION                                    PAGE

         Item 1.     Financial Statements

                     Consolidated Balance Sheets - October 31, 1998
                       (Unaudited), January 31, 1998 and
                       October 31, 1997 (Unaudited)                            3

                     Consolidated Statements of Earnings - for the
                      three and nine months ended October 31, 1998
                      and 1997 (Unaudited)                                     4

                     Consolidated  Statements of Cash Flows - for the nine
                       months ended October 31, 1998 and 1997
                       (Unaudited)                                             5

                     Notes to Consolidated Financial Statements
                             (Unaudited)                                    6-10


         Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       11-16


         PART II - OTHER INFORMATION


         Item 6.    Exhibits and Reports on Form 8-K                          17
                    (a)     Exhibits

                    (b)     Reports on Form 8-K

PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)



                                                                          October 31,  January 31,  October 31,
                                                                             1998         1998         1997
                                                                           ---------    ---------    ---------
                                                                          (Unaudited)               (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                  $  43,922    $ 107,252    $  24,483
Short-term investments                                                             -            -       15,000
Accounts receivable, less allowances
   of $7,778, $6,988 and $6,736                                               92,457       99,492       82,305
Inventories                                                                  519,427      386,431      415,371
Deferred income taxes                                                         21,286       17,373       19,125
Prepaid expenses                                                              34,754       20,539       30,848
                                                                           ---------    ---------    ---------

Total current assets                                                         711,846      631,087      587,132

Property and equipment, net                                                  183,397      156,367      146,942
Deferred income taxes                                                          7,674        8,859        9,223
Other assets, net                                                             40,588       30,754       30,667
                                                                           ---------    ---------    ---------

                                                                           $ 943,505    $ 827,067    $ 773,964
                                                                           =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                      $ 153,969    $  90,054    $  65,196
Accounts payable and accrued liabilities                                     154,052      118,456      138,037
Income taxes payable                                                           5,171       23,501        2,951
Merchandise and other customer credits                                        19,756       17,992       15,989
                                                                           ---------    ---------    ---------

Total current liabilities                                                    332,948      250,003      222,173

Reserve for product return                                                         -        2,580        3,956
Long-term debt                                                                94,315       90,930       93,080
Postretirement/employment benefit obligations                                 21,176       20,121       19,889
Other long-term liabilities                                                   30,782       19,709       17,860

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized
   60,000 shares, outstanding 34,606, 34,930 and 35,116                          346          349          351
Additional paid-in capital                                                   181,177      168,085      167,562
Retained earnings                                                            294,289      293,689      262,038
Accumulated other comprehensive loss -
   Foreign currency translation adjustments                                  (11,528)     (18,399)     (12,945)
                                                                           ---------    ---------    ---------

Total stockholders' equity                                                   464,284      443,724      417,006
                                                                           ---------    ---------    ---------

                                                                           $ 943,505    $ 827,067    $ 773,964
                                                                           =========    =========    =========

See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                            For the                               For the
                                                       Three Months Ended                     Nine Months Ended
                                                          October 31,                           October 31,
                                                 ---------------------------------    ----------------------------------
                                                        1998               1997               1998               1997
                                                 --------------     --------------    ---------------    ---------------
Net sales                                        $     252,560      $     233,074     $      726,441      $     649,922

Cost of sales                                          113,968            106,195            331,155            300,162
                                                 --------------     --------------    ---------------    ---------------

Gross profit                                           138,592            126,879            395,286            349,760

Selling, general and administrative expenses           115,684            105,033            326,168            291,263
Provision for uncollectible accounts                       453                420              1,217              1,123
                                                 --------------     --------------    ---------------    --------------

Earnings from operations                                22,455             21,426             67,901             57,374

Other expenses, net                                      1,554              1,315              4,141              3,474
                                                 --------------     --------------    ---------------    ---------------

Earnings before income taxes                            20,901             20,111             63,760             53,900
Provision for income taxes                               8,779              8,648             26,993             23,177
                                                 --------------     --------------    ---------------    ---------------

Net earnings                                     $      12,122      $      11,463     $       36,767      $      30,723
                                                 ==============     ==============    ===============    ===============


Net earnings per share:

  Basic                                          $        0.35      $        0.33     $         1.05      $        0.88
                                                 ==============     ==============    ===============    ===============
  Diluted                                        $        0.34      $        0.32     $         1.02      $        0.85
                                                 ==============     ==============    ===============    ===============


Weighted average number of common shares:

  Basic                                                 34,847             35,099             35,063             34,937
  Diluted                                               35,525             36,286             36,045             36,158


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                        For the
                                                                                   Nine Months Ended
                                                                                      October 31,
                                                                            --------------------------------
                                                                                  1998             1997
                                                                                  ----             ----
Cash Flows From Operating Activities:
   Net earnings                                                             $       36,767    $      30,723
   Adjustments to reconcile net earnings to net cash
     used in operating activities:
     Depreciation and amortization                                                  21,580           16,774
     Provision for uncollectible accounts                                            1,217            1,123
     Reduction in reserve for product return                                        (2,580)          (1,844)
     Provision for inventories                                                       3,350            5,033
     Tax benefit from exercise of stock options                                      5,432            6,498
     Deferred income taxes                                                          (2,438)          (3,753)
     Provision for postretirement/employment benefits                                1,055              698
   Changes in assets and liabilities:
     Accounts receivable                                                            10,490           (3,569)
     Inventories                                                                  (114,704)         (87,210)
     Prepaid expenses                                                              (12,219)          (9,648)
     Other assets, net                                                              (2,550)            (954)
     Accounts payable                                                               24,907           23,759
     Accrued liabilities                                                             8,232            5,893
     Income taxes payable                                                          (18,813)         (22,839)
     Merchandise and other customer credits                                          1,764            1,752
     Other long-term liabilities                                                     3,275            1,800
                                                                            ---------------   --------------
   Net cash used in operating activities                                           (35,235)         (35,764)
                                                                            ---------------   --------------
Cash Flows From Investing Activities:
   Purchase of short-term investments                                                    -          (15,000)
   Capital expenditures                                                            (47,112)         (33,988)
   Acquisitions, net of liabilities assumed                                         (8,150)               -
   Proceeds from lease incentives                                                    3,063              851
                                                                            ---------------   --------------
   Net cash used in investing activities                                           (52,199)         (48,137)
                                                                            ---------------   --------------
Cash Flows From Financing Activities:
   Proceeds from (payments on) short-term borrowings                                54,014          (11,353)
   Repurchase of Common Stock                                                      (29,773)               -
   Proceeds from exercise of stock options                                           8,643            9,220
   Cash dividends on Common Stock                                                   (8,780)          (6,644)
                                                                            ---------------   --------------
   Net cash provided by (used in) financing activities                              24,104           (8,777)
                                                                            ---------------   --------------
   Net decrease in cash and cash equivalents                                       (63,330)         (92,678)
   Cash and cash equivalents at beginning of year                                  107,252          117,161
                                                                            ---------------   --------------
   Cash and cash equivalents at end of nine months                          $       43,922    $      24,483
                                                                            ===============   ==============


See notes to consolidated financial statements.

                        TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

         The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO(last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of October 31, 1998 and the results of operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 1998 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Since the Company's business is seasonal, with a higher proportion of sales and income generated in the last quarter of the fiscal year, the results of operations for the three and nine months ended October 31, 1998 and 1997 are not necessarily indicative of the results of the entire fiscal year.

2.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         ------------------------------------------------

         Supplemental cash flow information for the nine months ended October 31, 1998 and 1997 is as follows:

                                                                  October 31,            October 31,
         (in thousands)                                                  1998                   1997
         --------------                                       ------------------  ------------------

         Cash paid during the nine months for:


         Interest                                                     $ 5,187                $ 4,872
                                                              ================      ================
         Income taxes                                                  $42,356               $43,282
                                                              ================      ================

         Details of businesses acquired  in
          purchase transactions were as follows:

          Fair value of assets acquired                                $12,302                    -
          Less: Liabilities assumed                                      4,152                    -
                                                              ----------------      ----------------
          Net cash paid for acquisitions                               $ 8,150                    -
                                                              ================      ================

         Supplemental Noncash Investing
          and Financing Activities:

         Issuance of Common Stock for the
          Employee Profit Sharing and
          Retirement Savings Plan                                      $ 1,400               $ 1,800
                                                              ================      ================

3.       INVENTORIES
         -----------

         Inventories at October 31, 1998, January 31, 1998 and October 31, 1997 are summarized as follows:

                                            October 31,  January 31,  October 31,
         (in thousands)                           1998         1998         1997
                                            -----------  -----------  -----------


         Finished goods                      $ 444,555    $ 327,314    $ 362,518
         Raw materials                          76,149       57,926       55,722
         Work-in-process                         1,960        2,918        1,964
                                             ---------    ---------    ---------

                                               522,664      388,158      420,204
         Reserves                               (3,237)      (1,727)      (4,833)
                                             ---------    ---------    ---------
                                             $ 519,427    $ 386,431    $ 415,371
                                             =========    =========    =========

         At October 31, 1998, January 31, 1998 and October 31, 1997, $387,995,000, $292,353,000 and $309,181,000, respectively, of inventories were valued using the LIFO method. The excess of current cost over the LIFO inventory value was $16,870,000 at October 31,1998, $15,870,000 at January 31, 1998 and $17,927,000 at October 31, 1997.
         The LIFO valuation method had no effect on net earnings for the three month period ended October 31, 1998 and had the effect of decreasing net earnings by $0.02 per diluted share in the three month period ended October 31, 1997. The LIFO valuation had the effect of decreasing net earnings by $0.02 and $0.05 per diluted share in each of the nine month periods ended October 31, 1998 and 1997.


4.       DEBT
         ----

         During the quarter ended April 30, 1998, the Company's $130,000,000 multicurrency revolving credit facility (the "Credit Facility") was amended to increase the amount the Company is entitled to borrow to $160,000,000 and to increase the number of participating banks from four to five. The amended Credit Facility entitles the Company to borrow up to $31,250,000 on a pro-rata basis from each of three banks, up to $30,000,000 from one bank and up to $36,250,000 from an agent bank; all borrowings are at interest rates based on a prime rate or a reserve-adjusted LIBOR.


5.       FINANCIAL HEDGING INSTRUMENTS
         -----------------------------

         In accordance with the Company's foreign currency hedging program, at October 31, 1998 the Company had outstanding purchased put options maturing at various dates through January 24, 2000, giving it the right, but not the obligation, to sell yen 15,735,000,000 for dollars at predetermined contract-exchange rates. If the market yen-exchange rates at maturity are below the contract rates, the Company will allow the options to expire. At October 31, 1998, there were no deferred unrealized gains on the Company's purchased put options.

          To mitigate the exchange rate fluctuations primarily related to intercompany inventory purchases for the Company's business in Japan, the Company enters into forward exchange yen contracts. At October 31, 1998, the Company had $17,008,000 of such contracts outstanding, which will mature on January 26, 1999. At October 31, 1997, the Company had $44,050,000 of such contracts outstanding, which subsequently matured on January 26, 1998.


6.        STOCKHOLDERS' EQUITY
          --------------------

          During the quarter ended October 31, 1998, the Board of Directors amended and restated the Company's existing Stockholder Rights Plan (the "Rights Plan") to extend its expiration date from November 17, 1998 to September 17, 2008. Under the Rights Plan, as amended, each outstanding share of the Company's Common Stock has a stock purchase right, initially subject to redemption at $0.01 per right, which right first becomes exercisable should certain take-over-related events occur. Following certain such events, but before any person has acquired beneficial ownership of 15% of the Company's common shares, each right may be used to purchase one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock at an exercise price of $165 (subject to adjustment); after such an acquisition, each right becomes nonredeemable and may be used to purchase for the exercise price common shares having a market value equal to two times the exercise price. If, after such acquisition, a merger of the Company occurs (or 50% of the Company's assets are sold), each right may be exercised to purchase, for the exercise price, common shares of the acquiring corporation having a market value equal to two times the exercise price. Rights held by such a 15% owner may not be exercised.

          On May 21, 1998, the stockholders approved both the Company's 1998 Employee Incentive Plan and Directors Option Plan. No award may be made under either plan after March 19, 2008. Under the Employee Incentive Plan, the maximum number of shares of common stock subject to award is 1,750,000 (subject to adjustment); awards may be made to employees of the Company or its related companies in the form of stock options, stock appreciation rights, shares of stock and cash; awards made in the form of non-qualified stock options, tax-qualified incentive stock options or stock appreciation rights may have a maximum term of 10 years and may not be issued for an exercise price below fair market value. With the adoption of the Employee Incentive Plan, no further stock options may be issued under the Company's 1986 Stock Option Plan. Under the Directors Option Plan the maximum number of shares of common stock subject to award is 250,000 (subject to adjustment); awards may be made to non-employee directors of the Company in the form of stock options or shares of stock but may not exceed 5,000 shares per non-employee director in any fiscal year; awards made in the form of stock options may have a maximum term of 10 years and may not be issued for an exercise price below fair market value unless the director has agreed to forego all or a portion of his or her annual cash retainer or other fees for service as a director in exchange for below market exercise price options. No further options may be granted under the 1988 Directors Option Plan, which has expired; all options granted under the 1988 Plan were issued at 50% below the market value at the date of grant and the Company has recognized compensation expense relating to such options based on the difference between the option price and the fair market value at the date of grant.

7.       EARNINGS PER SHARE
         ------------------

         Basic earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated to give effect to potentially dilutive stock options that were outstanding during the period.

         The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations for the three and nine months ended October 31, 1998 and 1997:

                                                   For the                 For the
                                              Three Months Ended       Nine Months Ended
                                                 October 31,              October 31,
                                              ------------------      ------------------


         (in thousands)                         1998          1997      1998      1997
         ---------------                        ----          ----      ----      ----
         Net earnings for basic
          and diluted EPS                     $12,122      $11,463    $36,767   $30,723
                                              =======      =======    =======   =======


         Weighted average shares
          for basic EPS                        34,847        35,099    35,063    34,937

         Incremental shares from
          assumed exercise of
          stock options:                          678         1,187       982     1,221
                                              --------     --------   -------    ------


         Weighted average shares
          for diluted EPS                      35,525        36,286    36,045    36,158
                                              =======       =======   =======   =======

8.       COMPREHENSIVE EARNINGS
         ----------------------

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

          The components of comprehensive earnings for the three and nine months ended October 31, 1998 and 1997 were:

                                                     For the                For the
                                                Three Months Ended      Nine Months Ended
                                                    October 31,            October 31,
                                                ------------------      -----------------
         (in thousands)                             1998       1997       1998      1997
         --------------                             ----       ----       ----      ----
         Net earnings                              $12,122   $11,463    $36,767   $30,723
         Other comprehensive
          gain(loss):

         Foreign currency                           11,977      (540)     6,871    (2,860)
          translation adjustments
                                                   -------   --------   -------    -------
         Comprehensive earnings                    $24,099   $10,923    $43,638    $27,863
                                                   =======   ========   =======    =======

          Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature. Prior year financial statements have been presented to conform with SFAS No. 130.


9.        ACCOUNTING STANDARDS
          --------------------

          In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,"("SOP No. 98-1"). SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP No. 98-1 effective February 1998, and its application for the three and nine months ended October 31, 1998 had no material effect on the Company's financial position or results of operations.

          In June 1998, the Financial Accounting Standards Board("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), which requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified to earnings in the period in which earnings are affected by the hedged item. SFAS No. 133 is effective for the Company's financial statements for the fiscal year ending January 31, 2001 and the Company is currently evaluating the impact, if any, of this new FASB statement on its financial position and results of operations.


10.       SUBSEQUENT EVENT
          ----------------

          On November 19, 1998, the Company's Board of Directors declared a quarterly dividend of $0.09 per common share. This dividend will be paid on January 11, 1999 to stockholders of record on December 21, 1998.

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

The Company's net sales increased 8% to $252,560,000 in the three months (third quarter) ended October 31, 1998 and rose 12% to $726,441,000 in the nine months (year-to-date) ended October 31, 1998. Net earnings rose 6% to $12,122,000, or $0.34 per diluted share, in the third quarter and increased 20% to $36,767,000, or $1.02 per diluted share, in the year-to-date.

Net sales by channel of distribution were as follows:

                                   Three Months         Nine Months
                               Ended October 31,     Ended October 31,
                             -------------------   -------------------
(in thousands)                   1998       1997       1998       1997
--------------               --------   --------   --------   --------
U.S. Retail                  $125,762   $114,467   $363,519   $307,660
Direct Marketing               25,549     24,651     71,935     62,375
International Retail          101,249     93,956    290,987    279,887
                             --------   --------   --------   --------
                             $252,560   $233,074   $726,441   $649,922
                             ========   ========   ========   ========

U.S. Retail sales rose 10% in the third quarter and increased 18% in the year-to-date. Sales performance was comprised of a 1% decline in comparable store sales in the third quarter and an 8% increase in the year-to-date, as well as strong sales results in new stores that were opened during the past year. In the Company's New York flagship store, comparable store sales declined 7% in the third quarter and increased 2% in the year-to-date. Comparable branch store sales rose 3% in the third quarter and 12% in the year-to-date. Management believes that comparable store sales in New York and several branch stores during the third quarter were affected by several factors, including volatility in the equity markets and economic concerns which may have affected consumer confidence and spending. In most markets, sales growth was affected by a decline in the average retail transaction size although there was an increased number of transactions. Sales to domestic customers increased, while sales to foreign tourists declined.

Direct Marketing sales increased 4% in the third quarter and 15% in the year-to-date. Corporate division sales rose 4% in the third quarter and 9% in the year-to-date, while catalog division sales rose 3% and 26% in the respective periods. In assessing the increase in catalog division sales during the year-to-date period, it is important to consider that the transition in April 1997 to the Company's new Customer Service/Distribution Center affected sales in 1997 due to decreased order fulfillment and catalog mailings. The Company's catalog mailings will have increased by approximately 12% to 24 million catalogs by the end of Fiscal 1998.

International Retail sales increased 8% in the third quarter and 4% in the year-to-date, which equated to increases of 17% in the third quarter and 13% in the year-to-date on a constant-currencies basis (excluding the effect of translating local-currency-denominated sales into the generally stronger U.S. dollar). In Japan, Tiffany's largest international market, total retail sales in local currency rose 28% in the third quarter and 23% in the year-to-date, primarily due to comparable store sales growth of 23% in the third quarter and 17% in the year-to-date.

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

In Asia-Pacific markets outside Japan, comparable store sales in local currencies declined 10% in the third quarter and 14% in the year-to-date. Management attributes these declines to adverse local economic conditions and reduced sales to foreign travelers.

In Europe, comparable store sales in local currencies increased 13% in the third quarter and 15% in the year-to-date due to retail sales growth in most markets.

Gross Profit
------------
Gross profit as a percentage of net sales (gross margin) was 54.9% and 54.4% in the third quarter and year-to-date, compared with 54.4% and 53.8% in the corresponding prior-year periods. The Company's ongoing gross margin and pricing strategy is to pass through product-cost increases with higher retail selling prices, in order to maintain gross margin at or above prior-year levels.

Operating Expenses
------------------
Operating expenses (selling, general and administrative expenses plus the provision for uncollectible accounts) increased 10% and 12% in the third quarter and year-to-date. The increases were primarily due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses. As a percentage of net sales, the operating expense ratios of 46.0% and 45.1% in the third quarter and year-to-date were higher than prior-year periods. Management's objective is to reduce the expense ratio by leveraging the Company's fixed-expense base.

Other Expenses, net
-------------------
Other expenses (primarily interest expense) increased in the third quarter and year-to-date. On the basis of current plans, as well as anticipated share repurchases, interest rates and foreign currency exchange rates, management expects interest expense for the remainder of Fiscal 1998 to be higher than the prior-year period.

Provision for Income Taxes
--------------------------
The provision for income taxes resulted in an effective tax rate of 42.0% in the third quarter and 42.3% in the year-to-date, compared with 43.0% in the corresponding prior-year periods, due to a shift in the geographical business mix toward lower-tax jurisdictions.

New Accounting Standards
------------------------
In February 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP No. 98-1"). SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The Company adopted SOP No. 98-1 effective February 1998, and its application for the three and nine months ended October 31, 1998 had no material effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), which requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Gains and losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in comprehensive earnings will be reclassified as earnings in the period in which earnings are affected by the hedged item. SFAS No. 133 is effective for the Company's financial statements for the fiscal year ending January 31, 2001 and the Company is currently evaluating the impact, if any, of the new FASB statement on its financial position and results of operations.

Euro Conversion
---------------
Effective January 1, 1999, member countries of the European Economic and Monetary Union will convert to a common currency known as the Euro, and will establish fixed conversion rates between their existing currencies ("legacy currencies") and the Euro. The Euro will be traded on currency exchanges and may be used in business transactions. The conversion to the Euro will eliminate currency exchange rate risk between the member countries. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the Euro conversion are addressing the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt information technology systems, and business processes and equipment to accommodate Euro-denominated transactions.

The Company's policy is to maintain uniform pricing among the member countries and, as a result, the Company does not anticipate that the conversion to the Euro will have a material impact on the financial position, results of operations or liquidity of those European businesses.

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

Accordingly, the Company has established a disciplined process to identify, prioritize and evaluate year 2000 problems and to replace or revise and test computer software and operating procedures. The objective of these efforts is to achieve year 2000 compliance with minimal effect on customer service or other disruption to, or loss of integrity in, business or financial operations. At this date, sources of potential failure in internal systems have been identified and conversion efforts are underway. These conversion efforts are scheduled to be complete by spring 1999. By that time, the Company will have been required to remediate or replace (i) internally-developed computer code, and (ii) code purchased from third-party software vendors. As of October 31, 1998, these efforts were 90% complete in category (i) and 60% complete in category (ii), and are on schedule with the Company's timetable for completion.

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

In addition to the cost of internal resources (which the Company has not segregated or otherwise estimated), the Company's cost of achieving year 2000 compliance is estimated to be $8,000,000 for third-party service providers and will be incurred through the year ending January 31, 2000. Year 2000 costs for such providers are charged to operations as incurred and amounted to $4,412,000 in the year-to-date and $4,998,000 on a cumulative basis. A substantial portion of the Company's programming and system design resources has been and will be devoted to the year 2000 project. As a consequence, many projects intended to improve asset efficiency and customer service have been deferred.

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal, working capital requirements which have increased due to the Company's expansion. Management believes that the Company's financial condition at October 31, 1998 provides sufficient resources to support current business activities and planned expansion. Working capital (current assets minus current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $378,898,000 and 2.1:1 at October 31, 1998, compared with $381,084,000 and 2.5:1 at January 31, 1998 and $364,959,000 and
2.6:1 at October 31, 1997.

Accounts receivable at October 31, 1998 were 7% below January 31, 1998 (which represents a seasonally-high point) but were 12% above October 31, 1997. The increased receivables versus prior year largely reflected sales growth.

Inventories (which represent the largest portion of total assets) at October 31, 1998 were 34% higher than January 31, 1998 and were 25% above October 31, 1997 in order to support new stores, new products, expanded internal manufacturing and related gemstone purchases and the Company's strategy to accelerate its receipt of merchandise from suppliers prior to the start of the holiday season in order to optimize merchandise availability in its stores. The Company's ongoing objective is to improve inventory performance through: refinement of worldwide replenishment systems; focus on the specialized disciplines of product development, assortment planning and inventory management; improved presentation and management of display inventories in each store; assortment editing by product category; and a time-phased program of improvements in warehouse management and supply-chain logistics.

Short-term borrowings at October 31, 1998 were 71% higher than January 31, 1998 and were 136% above October 31, 1997. These increases primarily resulted from the Company's stock repurchase program as well as seasonal working capital increases (primarily inventory purchases).

The Company incurred a net cash outflow from operating activities of $35,235,000 in the year-to-date ended October 31, 1998, compared with an outflow of $35,764,000 in the corresponding period a year ago.

Capital expenditures were $47,112,000 in the year-to-date ended October 31, 1998 compared with $33,988,000 in the prior year. The increase was largely due to costs associated with new store openings, relocation of an existing store and expansion of manufacturing and administrative facilities. Based on current plans, management expects that capital expenditures will be approximately $70,000,000 in Fiscal 1998.

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


                                    TIFFANY & CO.
                                    (Registrant)


Date: December 09, 1998             By: /s/ James N. Fernandez
                                       -----------------------------------
                                       James N. Fernandez
                                       Executive Vice President
                                       and Chief Financial Officer
                                      (principal financial officer)

                                  EXHIBIT INDEX



Exhibit
Number


27                Financial Data Schedule
                  (submitted to SEC only)