Form 10-K405
period 1999-01-31
TIFFANY & CO
filed 1999-04-08
CIK 98246

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 1999        COMMISSION FILE NUMBER: 1-9494
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                            ------------------------

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING. As of March 25, 1999 the aggregate market value of voting stock held by non-affiliates was $2,408,691,914.70. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters below.
                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 35,115,421 shares of Common Stock outstanding as of March 25, 1999.
                            ------------------------

     The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant's Annual Report to Stockholders for the Fiscal Year Ended January 31, 1999 (Parts I, II and IV) and Registrant's Proxy Statement Dated April 8, 1999 (Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

         (a) General development of business.

         Registrant (also referred to as the "Company") is the parent corporation of Tiffany and Company ("Tiffany"). Charles Lewis Tiffany founded the business in 1837. He incorporated Tiffany in New York in 1868. Registrant acquired Tiffany in 1984 and completed the initial public offering of Registrant's Common Stock in 1987.

         (b) Financial information about industry segments.

         Effective January 31, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes revised standards for the reporting of operating segments and the related descriptive information, as well as new standards for related disclosures about products, services and geographic areas. Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal year ended January 31, 1999 (Footnote P. "Operating Segments") is the Registrant's operating segment information for the Fiscal years ended January 31, 1999, 1998 and 1997. Executive Officers of the Company evaluate the performance of the Company's assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not available.

         (c) Narrative description of business.

         As used below, the terms "Fiscal 1996", "Fiscal 1997" and "Fiscal 1998" refer to the Fiscal years ended on January 31, 1997, 1998 and 1999, respectively.

         Registrant is a holding company, and conducts all business through its subsidiary corporations.

                                    Products

         Registrant's principal product categories are fine jewelry, timepieces, sterling silver goods, china, crystal, stationery, writing instruments, fragrances, and personal accessories.

         Registrant offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. In Fiscal 1996, 1997 and 1998, approximately 70%, 73% and 74%, respectively, of Registrant's net sales were attributable to jewelry. See Merchandise Purchasing, Manufacturing and Raw Materials below. Designs are developed by employees, suppliers, independent designers and independent "name" designers. See Designer Licenses below.


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                             - PAGE 2 -

         In addition to jewelry, the Company sells TIFFANY & CO. brand merchandise in the following categories: timepieces and clocks; sterling silver merchandise, including flatware, hollowware (tea and coffee services, bowls, cups and trays), trophies, key holders, picture frames and desk accessories; crystal, glassware, china and other tableware; custom engraved stationery; writing instruments; and fashion accessories, including handbags, wallets, scarves and men's ties. Fragrance products are sold under the trademarks TIFFANY, TRUESTE and TIFFANY FOR MEN. Tiffany also sells other brands of timepieces and tableware in its U.S. stores, and FARAONE brand jewelry in its European stores. Registrant also offers a line of commercial glassware under the JUDEL trademark.

                           Distribution and Marketing

Channels of Distribution

         For financial reporting purposes, Registrant categorizes its sales as follows:

                  U.S. Retail consists of retail sales transacted in stores in the United States and wholesale sales to independent retailers in the United States. Wholesale sales of fragrance products to independent retailers in the Americas are also included (see U.S. Retail below);

                  Direct Marketing consists of sales in the United States through a staff of specialized sales personnel who concentrate on business clients and sales through direct mail catalogs (see Direct Marketing below); and

                  International Retail consists of both retail and wholesale sales to customers located outside the United States (see International Retail below).

U.S. Retail

                               Fifth Avenue Store

         The Fifth Avenue store in New York accounts for a significant portion of the Company's sales and is the focal point for marketing and public relations efforts. Approximately 16%, 16% and 14% of total Company net sales for Fiscal 1996, 1997 and 1998, respectively, were attributable to the New York store's retail sales. Approximately 32,450 gross square feet in the New York building are devoted to retail selling.


- PAGE 3 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1998

                               U.S. Branch Stores

         At January 31, 1999, Tiffany had 33 branch stores in the United States. The following table identifies the location and year of opening of each U.S. branch store:

                           U.S. BRANCH STORE OPENINGS

STORE LOCATION                                                      YEAR OPENED
--------------                                                      -----------

San Francisco, California                                               1963
Beverly Hills, California                                               1964
Houston, Texas                                                          1964
Chicago, Illinois                                                       1966
Atlanta, Georgia                                                        1969
Dallas, Texas                                                           1982
Boston, Massachusetts                                                   1984
Costa Mesa, California                                                  1988
Philadelphia, Pennsylvania                                              1990
Vienna, Virginia                                                        1990
Palm Beach, Florida                                                     1991
Honolulu, Hawaii  (Ala Moana)                                           1992
San Diego, California                                                   1992
Troy, Michigan                                                          1992
Bal Harbour, Florida                                                    1993
Maui, Hawaii                                                            1994
Oak Brook, Illinois                                                     1994
King of Prussia, Pennsylvania                                           1995
Short Hills, New Jersey                                                 1995
White Plains, New York                                                  1995
Bergen County, New Jersey                                               1996
Chevy Chase, Maryland                                                   1996
Charlotte, North Carolina                                               1997
Chestnut Hill, Massachusetts                                            1997
Cincinnati, Ohio                                                        1997
Honolulu, Hawaii (Hilton)                                               1997
Palo Alto, California                                                   1997
Denver, Colorado                                                        1998
Honolulu, Hawaii (Surfrider)*                                           1998
Las Vegas, Nevada                                                       1998
Manhasset, New York                                                     1998
Seattle, Washington                                                     1998
Scottsdale, Arizona                                                     1998

* Operated by Mitsukoshi (U.S.A.) Inc. from April 1989 until January 31, 1998.

Each of the U.S. branch stores displays a representative selection of merchandise but none maintains the extensive selection carried by the New York store. Management currently contemplates the opening of new branch stores in the United States at the rate of approximately three to five per year. Tiffany has entered into lease agreements to open additional branches in 1999 in Los Angeles, California and Dallas, Texas. In Fiscal 1998, the San Diego store was relocated to the Fashion Valley Shopping Center. See Item 2. Properties below for further information concerning U.S. Retail store leases. United States branch stores range in size from approximately 800 to 16,000 gross square feet and total approximately 280,000 gross square feet devoted to retail purposes. Historically, an average of approximately 45% of the floor space in each branch store has been devoted to retail selling. Newer stores primarily range from approximately 4,000 to 8,000 gross square feet and are designed to devote approximately 60% of total floor space to retail selling.


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                             - PAGE 4 -

                           U.S. Wholesale Distribution

         Tiffany sells jewelry, timepieces, tableware and other products at wholesale to approximately 260 United States independent retail locations (exclusive of locations which sell TIFFANY fragrance products but not other TIFFANY & CO. products). Selected merchandise is provided to these accounts at wholesale prices that allow traditional retail jewelry mark-ups.


Direct Marketing

                               Corporate Division

         Corporate Division sales executives call on business clients throughout the United States, selling products drawn from the retail product line and items specially developed or sourced for the business market, including trophies and items designed for the particular customer. Price allowances are given to business customers for volume purchases. Corporate Division customers purchase for business gift giving, employee service and achievement recognition awards, customer incentives and other purposes. Products and services are marketed through a sales force of approximately 164 persons, through advertising in newspapers and business periodicals and through the publication of special catalogs.

                                    Catalogs

         Tiffany also distributes catalogs of selected merchandise to its proprietary list of mail and telephone customers and to mailing lists rented from third parties. Four seasonal SELECTIONS(R) catalogs are published, supplemented by COLLECTIONS and other catalogs. The following table sets forth certain data with respect to mail order operations for the periods indicated:


                                                                                  Fiscal Year
                                                                 1996        1997       1998
                                                                -------     -------    -------
Number of names on catalog mailing list at year-end
(consists of customers who purchased by mail or telephone
prior to the applicable date):                                  733,100     817,000    964,000

Total catalog mailings during fiscal year (in millions):           20.6        21.4       24.3

Total  mail or telephone orders received during fiscal year:    288,133     285,992    337,760

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


- PAGE 5 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1998

                             International Locations


                 LOCATIONS OPERATED BY REGISTRANT'S SUBSIDIARIES

                                      JAPAN
          * Operated by Registrant's Subsidiaries with Mitsukoshi, Ltd.

Chiba, Mitsukoshi Department Store *
Fukuoka, Mitsukoshi *
Fukuoka, Mitsukoshi Department Store *
Ginza, Mitsukoshi Department Store *
Hamamatsu, Matsubishi Department Store
Hirakata, Mitsukoshi Department Store *
Hiroshima, Mitsukoshi Department Store *
Ikebukuro,  Mitsukoshi Department Store *
Kagoshima, Mitsukoshi Department Store *
Kanazawa, Mitsukoshi *
Kawasaki , Saikaya Department Store
Kobe, Hotel Okura Kobe *
Kobe, Mitsukoshi Department Store *
Kochi, Daimaru Department Store
Kokura, Izutsuya Department Store
Kumamoto, Tsuruya Department Store
Kurashiki, Mitsukoshi Department Store *
Kyoto, Daimaru Department Store
Kyoto, Takashimaya Department Store
Matsuyama, Mitsukoshi Department Store *
Nagano, Mitsukoshi *
Nagoya Hoshigaoka, Mitsukoshi Dept. Store *
Nagoya Sakae, Mitsukoshi Department Store  *
Nagoya, Hilton Hotel *
Nihonbashi, Mitsukoshi Department Store *
Niigata, Mitsukoshi Department Store *
Oita, Tokiwa Department Store
Okinawa, Mitsukoshi Department Store *
Osaka, Mitsukoshi Department Store *
Osaka, Righa Royal Hotel *
Osaka, Takashimaya Department Store
Sagamihara, Isetan Department Store
Sapporo, Mitsukoshi Department Store *
Sendai, Mitsukoshi Department Store *
Shinjuku Minamikan, Mitsukoshi Dept. Store *
Shinjuku, Mitsukoshi Department Store *
Shinsaibashi, Daimaru Department Store
Takamatsu, Mitsukoshi Department Store *
Tokyo Bay, Hotel Tokyu *
Tokyo, Ginza Flagship Store *
Tottori, Daimaru Department Store
Umeda, Daimaru Department Store
Yokohama, Landmark Plaza, Mitsukoshi *
Yokohama, Mitsukoshi Department Store *

                          ASIA-PACIFIC EXCLUDING JAPAN

Australia: Melbourne, Crown Casino
Australia: Melbourne, Daimaru Department Store
Australia: Sydney, Chifley Plaza
Hong Kong: Landmark Center
Hong Kong: Mitsukoshi Department Store
Hong Kong: Pacific Place
Hong Kong: Peninsula Hotel
Hong Kong: Sogo Department Store
Korea: Seoul, Grand Hyatt Hotel
Korea: Seoul, Hyundai Department Store
Korea: Seoul, Lotte Downtown Department Store
Singapore: Ngee Ann City
Singapore: Raffles Hotel
Taiwan: Kaohsiung, Hanshin Department Store
Taiwan: Tainan, Mitsukoshi Department Store
Taiwan: Taipei, Regent Hotel
Taiwan: Taipei, Sogo Department Store

                                     EUROPE


England: London, Old Bond Street
England: London, Harrod's Department Store
Germany: Frankfurt
Germany: Munich
Italy: Florence, FARAONE Store
Italy: Milan  FARAONE Store
Switzerland: Zurich


                                CANADA AND MEXICO

Canada: Toronto
Mexico: Mexico City, El Palacio de Hierro


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                             - PAGE 6 -

                      LOCATIONS OPERATED BY THIRD PARTIES


                                     CANADA


Calgary, Holt-Renfrew Department Store
Montreal, Holt-Renfrew Department Store
Ottawa, Holt-Renfrew Department Store
Quebec, Holt-Renfrew Department Store
Vancouver, Holt-Renfrew Department Store

                                  ASIA-PACIFIC

Australia: Gold Coast, DFS Store
Guam: Tumon Sands Plaza (until 3/99) +
Hong Kong: DFS Store
India: Bombay, Group Beautiful
Indonesia: Bali, DFS Store
Japan: Tokyo (FARAONE) +
Korea: Pusan, Lotte Pusan Duty Free Shop ++
Korea: Pusan, Paradise Duty Free Shop, Paradise Duty Free
Korea: Seoul, Hotel Lotte Duty Free Shop (hotel lobby) ++
Korea: Seoul, Hotel Lotte Duty Free Shop ++
Korea: Seoul, Lotte World Duty Free Shop ++
New Zealand: Auckland, DFS Store
Philippines: Manilla, Rustan's Department Store (Edsa Plaza)
Philippines: Manilla, Rustan's Makati Department Store (Makati)
Saipan: DFS Store
Singapore: DFS Store
Taiwan: Taipei +

+ Operated by Mitsukoshi, Ltd. Tiffany assumed operation of Guam location in March 1999.

++ Operated by Lotte Duty Free.

         The preceding tables do not include international "trade accounts," i.e. non-U.S. retailers to which the Company sells TIFFANY & CO. or FARAONE brand merchandise on a wholesale basis, but which do not operate a dedicated TIFFANY & CO. boutique within their respective stores. See International Wholesale Distribution below.


- PAGE 7 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1998

                            Business with Mitsukoshi

         The Company has and expects to maintain an important commercial relationship with Mitsukoshi Ltd. of Japan ("Mitsukoshi").

         From 1972 until July 1993, selected TIFFANY & CO. products, principally jewelry and timepieces, were purchased from Tiffany by Mitsukoshi for distribution in Japan in TIFFANY & CO. boutiques located, for the most part, in Mitsukoshi's department stores.

         On June 12, 1993, Registrant, through its affiliated companies, entered into an agreement (the "93 Agreement") to realign its business relationship with Mitsukoshi. Under the 93 Agreement, Registrant's wholly owned subsidiary, Tiffany & Co. Japan Inc. ("Tiffany-Japan"), assumed merchandising and marketing responsibilities in the operation of TIFFANY & CO. boutiques previously operated by Mitsukoshi in its stores and other locations in Japan. The changeover in responsibilities from the Distribution Agreement to the 93 Agreement occurred during July 1993. Under the 93 Agreement, Mitsukoshi no longer purchases TIFFANY & CO. merchandise for sale in Japan. Instead, Mitsukoshi acts for Tiffany-Japan in the sale of merchandise owned by Tiffany-Japan and Registrant recognizes as revenues the retail price charged to the ultimate consumer in Japan. Tiffany-Japan holds inventories for sale, establishes retail prices, bears the risk of currency fluctuations, provides one or more brand managers in each boutique, controls merchandising and display within the boutiques, manages inventory and controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise. Mitsukoshi provides and maintains boutique facilities, staffs the boutiques with retail employees and assumes credit and certain other risks. Tiffany-Japan pays Mitsukoshi fees aggregating 27% of net retail sales made in such boutiques. Tiffany-Japan also pays Mitsukoshi an incentive fee of 5% of the amount by which boutique sales increase year-to-year, calculated on a per-boutique basis. In Tokyo, TIFFANY & CO. boutiques may be established only in Mitsukoshi's stores and TIFFANY & CO. brand jewelry may be sold only in such boutiques, or in a "flagship store" (see below). The mutual obligations described in this paragraph will expire on October 15, 2001.

         In Fiscal 1996, 1997 and 1998, total Japan sales represented 27% of Registrant's net sales. In Fiscal 1996, 1997 and 1998, respectively, sales made in TIFFANY & CO. boutiques located in Mitsukoshi's stores constituted 18%, 17% and 16% of Registrant's net sales and Mitsukoshi's wholesale purchases from Tiffany constituted, respectively, 2%, 1% and less than 1% of Registrant's net sales.

         Under the 93 Agreement, Tiffany-Japan reserved the right to make TIFFANY & CO. brand jewelry available for sale in Tokyo in a single "flagship store", i.e., a TIFFANY & CO. store not located within a larger department store; however, Tiffany-Japan was required to offer to Mitsukoshi the opportunity to participate in the capitalization and ownership of a corporation which would operate the flagship store. In lieu of forming such a corporation, Mitsukoshi, Tiffany and Tiffany-Japan entered into an Agreement dated February 23, 1996 (the "FSS Agreement") governing the operation of a 7,700 square foot TIFFANY & CO. store in premises (the "Premises") located in Tokyo's Ginza shopping district (the "Flagship Store"). The FSS Agreement will expire on September 30, 2001. The Premises are leased by a third party to Tiffany-Japan for a fixed


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                             - PAGE 8 -
annual rental and subleased by Tiffany-Japan to Mitsukoshi on a percentage-of-sales basis (the "Sublease"). Tiffany-Japan completed, at its cost, all necessary improvements to prepare the Premises and delivered the Premises to Mitsukoshi in May 1996. Under the FSS Agreement, Tiffany-Japan bears all costs of operating the Premises. Tiffany-Japan selects and furnishes its own merchandise for display in the Flagship Store, prices the merchandise for retail sale, bears all risk of loss until the merchandise is sold to a customer and determines all issues of display, packaging, signage and advertising. Mitsukoshi acts for Tiffany-Japan in the sale of the merchandise, collects and holds the sales proceeds, makes credit available to customers, bears all credit losses and provides its point-of-sale transaction processing system (the "POS System"). Tiffany-Japan provides all necessary staff other than ten employees provided by Mitsukoshi. After compensating Tiffany-Japan on a percentage-of-sales basis for Sublease rent and staffing, Mitsukoshi retains 8.3% of net sales for most sales transactions in the Flagship Store. Management of the Flagship Store, other than with respect to the POS System, is the responsibility of Tiffany-Japan.

         Under separate agreements, Mitsukoshi operates a FARAONE boutique in its Nihombashi store in Tokyo and a TIFFANY & CO. boutique in its department store in Taipei. On February 2, 1998, Tiffany purchased, as a going concern, the TIFFANY & CO. business operated on the island of Oahu, Hawaii, by an affiliate of Mitsukoshi under agreement with Tiffany. The transaction was structured as a purchase of assets. Tiffany paid a cash price of $8.1 million and agreed to make contingent payments equal to 3.75% of certain sales made by Tiffany on the island of Oahu after the date of the purchase and through January 31, 2003. On March 19, 1999, Tiffany purchased, as a going concern, the TIFFANY & CO. business operated in Guam by an affiliate of Mitsukoshi under agreement with Tiffany. The transaction was structured as a cash-for-stock purchase of the affiliate, under which Tiffany assumed all of the assets and liabilities of the affiliate. Tiffany paid a total cash price of $6.9 million.

         From 1989 through January 1999, Mitsukoshi Limited of Japan and its affiliated companies held 4,270,000 shares of the Registrant's Common Stock, which represented 12.3% of Registrant's outstanding shares as of January 31, 1999. Mitsukoshi sold all of its holdings of Registrant's Common Stock through a public offering in February 1999.

         Mr. Yoshiaki Sakakura, formerly Chairman and Chief Executive Officer of Mitsukoshi, was appointed a director of the Registrant on November 15, 1989. Mr. Sakakura plans to retire from the Board effective with the Company's Annual Meeting on May 20, 1999.


- PAGE 9 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1998

                      International Wholesale Distribution

         Wholesale distribution of selected TIFFANY & CO. merchandise is also made through independent distributors in the countries listed below. Multiple doors are indicated in parentheses.


                      INTERNATIONAL WHOLESALE DISTRIBUTION

-------------------------------------------------------------------------------------------
                EUROPE                             ASIA-PACIFIC AND MIDDLE EAST
-------------------------------------------------------------------------------------------
Austria (2) *          Luxembourg              Bahrain (2)        Lebanon (3)
Belgium                Malta                   Egypt              Oman
Czech Republic         Monaco                  India *            Qatar (2)
England (3)            Russia (4)              Israel (2)         Saudi Arabia (5) *
Germany (31) *         Spain (24)              Japan (7) *        Syria
Greece/Cyprus (11)     Switzerland (21) *      Jordan             United Arab Emirates (3)*
Italy (50) *           Turkey                  Kuwait *

-------------------------------------------------------------------------------------------
              CARIBBEAN                              CENTRAL/LATIN AMERICA
-------------------------------------------------------------------------------------------
Aruba                  Jamaica (3)             Argentina (4)      Mexico (4)
Bahamas (2)            Puerto Rico (4)         Brazil (2)         Panama (2)
Bermuda                St. Barthelemy          Costa Rica         Paraguay (2)
Dominican Republic     St. Maarten             Honduras (2)       Uruguay
Grand Cayman (3)       St. Thomas (3)
-------------------------------------------------------------------------------------------

* FARAONE merchandise also available in some locations.

Management anticipates continued expansion of international wholesale distribution as markets are developed.

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

         The Company's commercial relationship with Mitsukoshi and Mitsukoshi's ability to continue as a leading department store operator have been and will continue to be substantial factors in the Company's continued success in Japan. TIFFANY & CO. boutiques are located in 30 Mitsukoshi department stores and other retail locations operated by Mitsukoshi in Japan. The Company also operates 13 boutiques primarily in department stores other than Mitsukoshi, in locations within Japan but outside of Tokyo, and plans to open more.


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                            - PAGE 10 -

         In recent years, the Japanese department store industry has, in general, suffered declining sales. There is a risk that such financial difficulties will force consolidations or store closings. Should one or more Japanese department store operators, such as Mitsukoshi, elect or be required to close one or more stores now housing a TIFFANY & CO. boutique, the Company's sales and earnings would be reduced while alternate premises are being secured.

         Mitsukoshi has informed the Company that in 1999 it will close the annex to one of its stores in Tokyo which currently houses a TIFFANY & CO. boutique. The Company's operations in the annex to be closed will be consolidated with those of the existing boutique in the adjoining store building.

         Tiffany began its ongoing program of international expansion through proprietary retail stores in 1986 with the establishment of the London store. Company-operated international TIFFANY & CO. stores and boutiques range in size from approximately 400 to 14,000 gross square feet and total approximately 159,000 gross square feet devoted to retail purposes. The following chart details the growth in the Company's stores and boutiques since Fiscal 1987 on a worldwide basis:


                           Worldwide Retail Locations

                   Registrant's Subsidiary Companies                    Independent

               Americas and Europe              Asia-Pacific, Middle East, Americas
               -------------------              -----------------------------------
End of               Canada,
Fiscal:     U.S.     Mexico    Europe        Japan    Elsewhere    Mitsukoshi    Others    Total
-------     ----     ------    ------        -----    ---------    ----------    ------    -----
 1987        8         0          2            0          0            21           0        31

 1988        9         0          3            0          1            21           0        34

 1989        9         0          5            0          2            24           0        40

 1990        12        0          5            0          3            27           0        47

 1991        13        1          7            0          4            38           2        65

 1992        16        1          7            7          4            36           4        75

 1993        16        1          6            37         5            8            7        80

 1994        18        1          6            37         7            8            8        85

 1995        21        1          6            38         9            7           16        98

 1996        23        1          6            39        12            4           19       104

 1997        28        2          7            42        17            4           23       123

 1998        34        2          7            44        17            3           19       126


- PAGE 11 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1998

                            Advertising and Promotion

         Tiffany regularly advertises its business, primarily in newspapers and magazines. Prior to 1996, television advertising was used only on a limited basis, and only in Japan. Beginning in 1996, prime-time television advertising was tested in the New York market. Since that test, television advertising has been used on a limited basis, including nationally, during the holiday selling season. Cooperative advertising funds are received from certain merchandise vendors and the Company also provides its domestic and international third-party distributors with cooperative advertising funds. In Fiscal 1996, 1997 and 1998, Tiffany spent approximately $43.9 million, $51.8 million and $52.5 million, respectively, on worldwide advertising, net of amounts contributed by vendors to Tiffany, but inclusive of cooperative advertising funds contributed by Tiffany to third party distributors and amounts expended to print and mail catalogs and brochures.

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

                                   Trademarks

         The designations TIFFANY(R) and TIFFANY & CO.(R) are the principal trademarks of Tiffany, as well as serving as tradenames. Tiffany has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO. as well as the TIFFANY BLUE BOX and has applied for trademark registration of the color TIFFANY BLUE for a variety of product categories in the United States and in other countries. Over the years, Tiffany has maintained a program to protect its trademarks and has instituted legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products. Tiffany has been generally successful in such actions and management considers that its United States trademark rights in TIFFANY and TIFFANY & CO. are strong. However, use of the designation TIFFANY by third parties (often small companies) on unrelated goods or services, frequently transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action. Despite the general fame of the TIFFANY and TIFFANY & CO. name and mark for the Company's products and services, Tiffany is not the sole person entitled to use the name TIFFANY in every category in every country of the world; third parties have registered the name TIFFANY in the United States in the food services category, and in a number of foreign countries in respect of certain product categories (including, in a few countries, the categories of fragrance, cosmetics, jewelry, eyeglass frames, clothing and tobacco products) under circumstances where Tiffany's rights were not sufficiently clear under local law, and/or where management concluded that Tiffany's foreseeable business interests did not warrant the expense of litigation.


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                            - PAGE 12 -

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

         The designs of Ms. Peretti accounted for 14%, 14% and 15% of the Company's net sales in Fiscal 1996, 1997 and 1998, respectively. Merchandise designed by Ms. Picasso accounted for 4%, 4% and 3% of the Company's net sales in Fiscal 1996, 1997 and 1998, respectively.

         Registrant's operating results could be adversely affected were it to cease to be a licensee of either of these designers or should its degree of exclusivity in respect of their designs be diminished.


             Merchandise Purchasing, Manufacturing and Raw Materials

         Merchandise offered for sale by the Company is supplied from Tiffany's workshops in New York City and Pelham, New York; Parsippany, New Jersey; Salem, West Virginia; Paris, France; and Milan, Italy and through purchases and consignments from others. The following table shows Tiffany's sources of merchandise, based on cost, for the periods indicated:

                                                                   Fiscal Years
                                               1996          1997          1998
                                               ----          ----          ----
Produced by Tiffany                              38%           31%           31%
Purchased from others                            62            69            69
                                               ----          ----          ----
Total                                           100%          100%          100%
                                               ====          ====          ====

The preceding figures include the cost of precious gems incorporated in such merchandise. Included in the foregoing table is merchandise manufactured in Fiscal 1996 for Tiffany by Howard H. Sweet & Son, Inc., a former affiliate of the Registrant located in Attleboro, Massachusetts ("Sweet"). At the close of Fiscal 1996, the manufacturing assets and business of Sweet were sold to a third party. However, such third party has contracted, subject to certain conditions, to continue


- PAGE 13 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1998
to provide the merchandise needed by Tiffany for a period of five years. Approximately 37% of the merchandise purchased from others in Fiscal 1998 was manufactured outside the United States.

         Gems and precious metals used in making Tiffany's jewelry may be purchased from a variety of sources. For the most part, purchases of such materials are from suppliers with which Tiffany enjoys long-standing relationships. Tiffany believes that there are numerous alternative sources for gems and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations. However, Tiffany purchases cut diamonds principally from three key vendors. Were trade relations between Tiffany and one or more of these vendors to be disrupted, the Company's sales would be adversely affected in the short term until alternative supply arrangements could be established.

         Diamond jewelry accounted for approximately 21% of Tiffany's net sales in Fiscal 1996, 1997 and 1998, respectively.

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

         TIFFANY & CO. brand clocks and components for timepieces are manufactured and assembled by third parties. Approximately 41% of net watch sales during Fiscal 1998 were


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                            - PAGE 14 -
attributable to a single manufacturer. Tiffany contracts with a single manufacturer to produce its silver flatware patterns from Tiffany's proprietary tools and dies by use of Tiffany's traditional manufacturing techniques. Likewise, engraved stationery is purchased from a single manufacturer. Loss of any of these manufacturers could result in the unavailability of timepieces, silver flatware or engraved stationery, as the case may be, during the period necessary for Tiffany to arrange for new production.

                                   Competition

         Registrant encounters significant competition in all of its product lines from other third-party providers, some of which specialize in just one area in which the Company is active. Many of the Company's competitors have established reputations for style and expertise similar to that of the Company and compete on the basis of value. Other jewelers and retailers compete primarily through advertised price promotion. The Company competes on the basis of quality and value and does not engage in price promotional advertising.

         The international marketplace for the Company's products is highly competitive. Although the Company believes that the name TIFFANY & CO. is known internationally, and although Tiffany did operate retail stores in London and Paris prior to World War II, the Company did not have a retail presence in Europe in the post-war era until 1986. Accordingly, consumer awareness of Tiffany & Co. and its products is not as strong in Europe as in the U.S. or in Japan, where Tiffany has distributed its products for many years. The Company expects that its overseas stores will continue to experience intense competition from established retailers in international cities where TIFFANY & CO. stores are or may eventually be located.

         Registrant also faces increasing competition in the area of direct marketing. A growing number of direct sellers compete for access to the same mailing lists of known purchasers of luxury goods. In marketing service awards and business gifts to corporations and other organizations, the Company faces numerous competitors who sell a wide variety of products at a greater price range than the Company, which has chosen to offer a more limited selection in order to adhere to its established quality standards.

                                    Employees

         As of January 31, 1999, the Registrant's subsidiary corporations employed an aggregate of approximately 4,845 full-time and part-time persons. Of those employees, 4,084 are employed in the United States. Of Tiffany's total employees, approximately 1,835 persons are salaried employees, 412 are engaged in manufacturing and 2,215 are retail store personnel. None of the Company's employees is represented by a union. Registrant believes that relations with its employees are good.


- PAGE 15 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1998

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

         The initial lease term for the New York store building expired on October 31, 1994 and has been renewed for additional five year terms expiring on October 31, 1999, and 2004, respectively. It may, subject to the terms of the lease, be renewed for three more successive terms of five years each. Basic rent for the building is $7.1 million per annum. That rate will remain effective until October 31, 1999. Effective November 1, 1999 and when Tiffany exercises additional renewal terms, the basic rent will be increased by the greater of (i) a proportional increase in accordance with a consumer price index or (ii) the fair rental value of the property as determined by an appraisal proceeding. Although Tiffany is not privy to specific lease rates for comparable store leases in New York's Fifth Avenue shopping district near 57th Street, it has been reported that lease rates within the district are generally rising due to demand by other retailers. Accordingly, rent for the building may increase in 1999 by an amount in excess of the proportional increase in such consumer price index. Tiffany must also pay all costs of operating the building, including real property taxes, in addition to the basic rent.

                             Customer Service Center

         In 1995, Tiffany entered into a lease of undeveloped property in Parsippany, New Jersey, in order to construct and occupy a new distribution facility. In April 1997, construction of the "Customer Service Center" ("CSC") on that property was completed and Tiffany commenced operations there. The CSC is a combined warehouse, distribution, light manufacturing, computing and office center. It comprises approximately 269,000 square feet, of which approximately 96,000 square feet are devoted to office and computer operations use, with the balance devoted to warehousing, shipping, receiving, light manufacturing, merchandise processing and other distribution functions.

         The basic lease term for the CSC will expire on January 31, 2000. Subject to the conditions stated in the lease, Tiffany may thereafter extend the term of the lease for nine separate one year periods. The rental rate will be approximately $13.33 per square foot throughout the 12-year maximum term of the lease and Tiffany must also pay all expenses of operating and maintaining the CSC, including property taxes. Subject to certain conditions stated in the lease governing the end of the lease term and Tiffany's obligation to pay specified costs and expenses, Tiffany has the


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                            - PAGE 16 -
right to purchase the CSC in each of years 1997 through 2009 for a scheduled purchase price that ranges from $37.5 to $27.8 million. Alternatively, if the CSC is sold to a third party for less than such scheduled purchase price, Tiffany would become liable for an end-of-term rental adjustment up to the amount of such deficiency (subject to a conditional maximum deficiency), and would, if the CSC is neither purchased by Tiffany nor sold to a third party, become liable for an end-of-term rental adjustment that would range from $37.5 to $24.6 million in years 1997 through 2009 depending on Tiffany's compliance with certain lease conditions. Registrant has guaranteed Tiffany's obligations under the CSC lease and provided certain financial covenants to the landlord's lenders in support of such guaranty consistent with financial covenants provided to Registrant's bank lenders.

         Registrant believes that the CSC has been properly designed to handle worldwide distribution functions and that it is suitable for that purpose.


- PAGE 17 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1998

                    Branch and Subsidiary Retail Store Leases

         Set forth below is the expiration date for each of Tiffany's existing branch and subsidiary retail store leases (and, where applicable, optional renewal terms):

                            U.S. BRANCH STORE LEASES

CITY                   STATE/TERR.    LOCATION                           EXPIRATION DATE       RENEWAL OPTIONS
----                   -----------    --------                           ---------------       ---------------
Atlanta                GA             Phipps Plaza Shopping Center       July 31, 2000         Two five-year terms
Bal Harbour            FL             Bal Harbour Shops                  May 31, 2003
Bergen County          NJ             Riverside Square Mall              September 30, 2006
Beverly Hills          CA             Two Rodeo Drive                    October 7,  2005      Two five-year terms
Boston                 MA             Copley Place                       July 31, 2009         Two five-year terms
Charlotte              NC             SouthPark Mall                     December 31, 2007     One five-year term
Chestnut Hill          MA             The Atrium                         January 31, 2008      One five-year term
Chevy Chase            MD             5500 Wisconsin Avenue              January 31, 2006
Chicago                IL             730 North Michigan Avenue          October 1, 2012       Two five-year terms
Cincinnati             OH             Fountain Place                     November 30, 2012     Two five-year terms
Costa Mesa             CA             South Coast Plaza                  January 31, 2004      One five-year term
Dallas                 TX             The Galleria                       October 31, 2007
Denver                 CO             Cherry Creek Shopping Center       August 30, 2008       One five-year term
Honolulu               HI             Ala Moana Center                   January 31, 2000
Honolulu               HI             Hilton Hawaiian Village            December 31, 2002     One five-year term
Honolulu               HI             Moana Surfrider                    January 31, 2001
Houston                TX             Galleria Post Oak                  September 30, 2001    One five-year term
Las Vegas              NV             Bellagio                           August 31, 2008       One ten-year term
King of Prussia        PA             King of Prussia Plaza              November 30, 2005     One five-year term
Manhasset              NY             Americana Shopping Center          August 14, 2008
Maui                   HI             Whalers Village                    July 31, 1999
Oak Brook              IL             Oakbrook Center                    April 30, 2009        Two five-year terms
Palm Beach             FL             259 Worth Avenue                   May 31, 2007          Two five-year terms
Palo Alto              CA             Stanford Shopping Center           May 31, 2007
Philadelphia           PA             The Bellevue                       November 16, 2005     One five-year term
San Diego              CA             Fashion Valley Shopping Center     December 31, 2007     One five-year term
San Francisco          CA             Union Square                       October 29, 2006      One ten-year term
Scottsdale             AZ             Fashion Square                     December 31, 2008     One five-year term
Seattle                WA             Pacific Place                      October 1, 2008       Two five-year terms
Short Hills            NJ             The Mall at Short Hills            August 31, 2005       One five-year term
Troy                   MI             The Somerset Collection            September 30, 2007
Tumon                  Guam           Tumon Sands Plaza                  September 30, 2001    One five-year term
Vienna                 VA             Fairfax Square                     March 31, 2000        Two five-year terms
White Plains           NY             The Westchester                    April 30, 2005        One five-year term


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                            - PAGE 18 -

                        INTERNATIONAL BRANCH STORE LEASES

COUNTRY               CITY            LOCATION                EXPIRATION DATE          RENEWAL OPTIONS
-------               ----            --------                ---------------          ---------------
Australia             Sydney          Chifley Tower           October 18, 1999         Two five-year terms
Australia             Melbourne       Crown Casino            May 7, 2000              Two three-year terms
Canada                Toronto         85 Bloor Street         October 15, 2006         One seven-year term
England               London          25 Old Bond Street      March 27, 2016
Germany               Frankfurt       20 Goethestrasse        January 31, 2001         One 10-year term
Germany               Munich          Residenzstrasse 11      January 31, 2004         One five-year term
Hong Kong                             The Landmark            October 31, 2000
Hong Kong             Kowloon         The Peninsula           February 28, 1999
Hong Kong                             Pacific Place           October 31, 2000
Italy                 Florence        Via Tornabuoni          December 31, 2001        One six-year term+
Italy                 Milan           Via Montenapoleone      June 30, 1999
Japan                 Tokyo           Ginza                   October 24, 2002         One three-year term
Korea                 Seoul           Grand Hyatt Hotel       April 30, 2000           One two-year term
Mexico                Mexico City     El Palacio de Hierro    January 31, 2000
Singapore                             Raffles Hotel           September 15, 2000
Singapore                             Ngee Ann City           September 14, 1999       One one-year term
Switzerland           Zurich          Bahnhofstrasse 14       September 30, 2000
Taiwan                Taipei          Regent Hotel            October 3, 2000          One five-year term

+ Renewal subject to conditions imposed by Italian law, including right of landlord to occupy premises for its own use.

                                New Store Leases

         In addition to the U.S. leases described above, Tiffany has entered into the following new leases for domestic stores expected to open in 1999: a 10-year lease for a 3,900 square foot store at Century City Shopping Center, Los Angeles, California and a 10-year lease for a 7,100 square foot store at NorthPark Center, Dallas, Texas. The Company's affiliate has entered into a lease for a 7,200 square foot store in Paris, France, which it anticipates opening in November 1999.


- PAGE 19 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1998

ITEM 3. LEGAL AND ENVIRONMENTAL PROCEEDINGS

         On March 24, 1999, Dallas Galleria Limited, Tiffany's landlord at the existing Dallas Galleria branch store, commenced a lawsuit against Tiffany in the United States District Court for the Southern District of Texas, Houston Division. The lawsuit seeks to enforce a lease provision which, if enforceable, would prohibit Tiffany from operating a similar or competing store within a six-mile radius of the Galleria; the lawsuit claims that Tiffany's planned store at Northpark Center in Dallas would violate this provision. The lawsuit seeks a declaration that the radius provision is valid and enforceable, a court order restraining Tiffany from operating a store in the Northpark Center, damages and attorneys fees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Fiscal year ended January 31, 1999.


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                            - PAGE 20 -

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Registrant are:

NAME                         AGE    POSITION                                        YEAR JOINED TIFFANY
----                         ---    --------                                        -------------------
William R. Chaney            66     Chairman of the Board of Directors                     1980

Michael J. Kowalski          47     President and Chief Executive Officer                  1983

James E. Quinn               47     Vice Chairman                                          1986

James N. Fernandez           43     Executive Vice President                               1983
                                    and Chief Financial Officer

Beth O. Canavan              44     Senior Vice President - U.S. Retail Sales              1987

Patrick B. Dorsey            48     Senior Vice President - General Counsel and            1985
                                    Secretary

Linda A. Hanson              38     Senior Vice President - Merchandising                  1990

Fernanda M. Kellogg          52     Senior Vice President - Public Relations               1984

Caroline D.  Naggiar         41     Senior Vice President - Marketing                      1997

John S. Petterson            40     Senior Vice President - Corporate Sales                1988

William R. Chaney. Mr. Chaney, Chairman of Tiffany since August 1984, joined Tiffany in January 1980 as a member of its Board. From August 1984 through January 31, 1999, he also served as Chief Executive Officer of Registrant. Prior to 1984 he served as an executive officer of Avon Products Inc. Mr. Chaney also serves on the board of directors of the Bank of New York and the Atlantic Mutual Companies.

Michael J. Kowalski. Mr. Kowalski was appointed President on January 18, 1996, Chief Operating Officer on January 16, 1997, and Chief Executive Officer on February 1, 1999, succeeding William R. Chaney. He has served on Registrant's Board of Directors since January 1995. He previously served as Executive Vice President from March 19, 1992, with overall responsibility in the following areas: merchandising, marketing, advertising, public relations and product design. He has held a variety of merchandising management positions since joining Tiffany in 1983 as Director of Financial Planning.


- PAGE 21 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1998

James E. Quinn. Mr. Quinn joined the Company in July 1986 as Vice President of branch sales for the Company's corporate sales operations and has since had various responsibilities for sales management and operations. He was promoted to Executive Vice President on March 19, 1992 and assumed responsibility for retail and corporate sales for the Americas in 1994. In January 1995 he became a member of Registrant's Board of Directors. In January 1998, he was appointed Vice Chairman. He has responsibility for worldwide sales. Mr. Quinn is a member of the Board of Directors of the BNY Hamilton Funds, Inc. and Mutual of America Capital Management.

James N. Fernandez. Mr. Fernandez joined Tiffany in October 1983 and has held various positions in financial planning and management prior to his appointment as Senior Vice President-Chief Financial Officer in April 1989. In January 1998, he was promoted to Executive Vice President-Chief Financial Officer, at which time his responsibilities were expanded to include distribution in addition to his responsibilities for the accounting, treasury, investor relations, information technology, financial planning and internal audit functions.

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


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                            - PAGE 22 -

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Registrant's Common Stock is traded on the New York Stock Exchange. In consolidated trading the high and low selling prices per share for shares of such Common Stock for Fiscal 1997 were:

Fiscal 1997                                  High                        Low
-----------                                  ----                        ---
First Fiscal Quarter                        $42.63                     $34.25
Second Fiscal Quarter                       $48.63                     $38.50
Third Fiscal Quarter                        $48.63                     $36.81
Fourth Fiscal Quarter                       $41.50                     $33.75

        In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 1998 were:

Fiscal 1998                                  High                        Low
-----------                                  ----                        ---
First Fiscal Quarter                        $52.00                     $39.75
Second Fiscal Quarter                       $48.88                     $40.19
Third Fiscal Quarter                        $45.50                     $27.00
Fourth Fiscal Quarter                       $65.00                     $33.50

        On March 25, 1999, the high and low selling prices quoted on such exchange were $72.00 and $67.50 respectively. On March 25, 1999 there were 2,704 record holders of Registrant's Common Stock.

        It is Registrant's policy to pay a quarterly dividend of $0.09 per share of Common Stock, subject to declaration of such dividend by Registrant's Board of Directors. In Fiscal 1997, a dividend of $0.05 per share was paid on April 10, 1997. On May 15, 1997, Registrant's Board of Directors declared an increase in the regular quarterly dividend from $0.05 to $0.07 per share of Common Stock. Thereafter, dividends of $0.07 per share were paid on July 10, 1997, October 10, 1997 and January 12, 1998. In Fiscal 1998, a dividend of $0.07 per share of Common Stock was paid on April 10, 1998. On May 21, 1998, Registrant's Board of Directors declared an increase in the regular quarterly dividend from $0.07 to $0.09 per share of Common Stock. Thereafter, dividends of $0.09 per share of Common Stock were paid on July 10, 1998, October 12, 1998, and January 11, 1999.

        In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Report on Form 10-K, 582,204 shares of Registrant's Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933.


- PAGE 23 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1998

ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal year ended January 31, 1999, pages 14-15.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal year ended January 31, 1999, pages 16-22.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal year ended January 31, 1999, pages 23-42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from Registrant's Proxy Statement dated April 8, 1999, pages 7-8.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from Registrant's Proxy Statement dated April 8, 1999, pages 9-20.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from Registrant's Proxy Statement dated April 8, 1999, pages 5-7.


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                            - PAGE 24 -

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Registrant's Proxy Statement dated April 8, 1999, page 20.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Documents Filed As Part of This Report:

1. Financial Statements:

Data incorporated by reference from
the 1998 Annual Report to Stockholders
of Tiffany & Co. and Subsidiaries:

Report of Independent Accountants
(following this Form 10-K)

Consolidated statements of earnings
for the years ended January 31, 1999, 1998 and 1997

Consolidated balance sheets
as of January 31, 1999 and 1998

Consolidated statements of stockholders' equity for the years ended January 31, 1999, 1998 and 1997

Consolidated statements of cash flows
for the years ended January 31, 1999, 1998 and 1997

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


- PAGE 25 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1998

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

3.2         By-Laws of Registrant (as last amended January 21, 1999).

4.1 Amended and Restated Rights Agreement Dated as of September 22, 1998 by and between Registrant and ChaseMellon Shareholder Services L.L.C., as Rights Agent. Incorporated by reference from Exhibit 4.1 to Registrant's Report on Form 8-A/A dated September 24, 1998.

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

10.111 Agreement made June 12, 1993 by and between Tiffany-Japan (Delaware) Inc., Tiffany and Mitsukoshi Limited as amended. Incorporated by reference from Exhibit 10.111 filed with Registrant's Report on Form 8-K filed June 12, 1993 and Exhibit 10.111a filed with Registrant's Report on Form 10-Q dated August 28, 1998.

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


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                            - PAGE 26 -

Exhibit     Description

10.116a     Amendments Nos. 6-8 to Credit Agreement referred to in Exhibit
            10.116 above, dated, respectively October 6, 1998, November 30, 1998 and March 8, 1999.

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

10.119a Amendment No. 1 to the Agreement and Consent to Assignment dated as of December 1, 1995 among Registrant, Tiffany and Fleet National Bank of Connecticut, as Collateral Trustee referenced in Exhibit
            10.119 above, dated November 3, 1998.

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

10.122a Amendment No. 1 to the Agreement referred to in Exhibit 10.122 above, dated November 18, 1998.

10.123 Agreement made effective as of February 1, 1997 by and between Tiffany and Elsa Peretti. Incorporated by reference from Exhibit
            10.123 to Registrant's Report on Form 10-K for the Fiscal year ended January 31, 1997 and dated April 8, 1997.


- PAGE 27 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1998

Exhibit     Description

10.126 Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B, and 4.7 thereto, dated as of December 30, 1998 in respect of Registrant's $60 million principal amount 6.90% Series A Senior Notes due December 30, 2008 and $40 million principal amount 7.05% Series B Senior Notes due December 30, 2010.

13.1 Annual Report to Stockholders for Fiscal Year Ended January 31, 1999 (pages 14-42 of such Annual Report have been filed in electronic format).

21.1        Subsidiaries of Registrant.

23.1        Consent of PricewaterhouseCoopers LLP, independent accountants.

27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission).

                  Executive Compensation Plans and Arrangements

Exhibit     Description

4.3 Registrant's 1998 Employee Incentive Plan and standard terms of stock option award (transferable and non-transferable). Incorporated by reference from Exhibit 4.3 to Registrant's Registration Statement on Form S-8, file number 333-67723, filed November 23, 1998.

4.3a Standard terms of stock option award (transferable and non-transferable) under Registrant's 1998 Employee Incentive Plan, as revised January 21, 1999.

4.4 Registrant's 1998 Directors Option Plan. Incorporated by reference from Exhibit 4.3 to Registrant's Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

4.4a Standard terms of stock option award (transferable non-qualified option) under Registrant's 1998 Directors Option Plan, as revised January 21, 1999.

10.3 Registrant's 1986 Stock Option Plan and terms of stock option agreement, as last amended on July 16, 1998.

10.25 Amended and Restated Deferred Compensation Agreement originally made effective December 31, 1989 by and between William R. Chaney and Tiffany and Company, and subsequently amended February 8, 1999.

10.49 Form of Indemnity Agreement, approved by the Board of Directors on March 19, 1987. Incorporated by reference from Exhibit 10.49 to the Registration Statement.


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                            - PAGE 28 -

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

10.106 Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as amended effective October 1, 1998.

10.108 Registrant's Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999.

10.109 Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant's Report on Form 10-K for the Fiscal year ended January 31, 1993 and dated April 12, 1993.

10.113 Tiffany and Company Pension Plan, as last amended effective December 21, 1998.

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

10.115a Riders Nos. 2 and 3, dated October 18, 1998 and March 20, 1999, respectively to Split Dollar Life Insurance Agreements between and among William R. Chaney and Tiffany and Company, and respectively, the 1994 Chaney Family Trust u/a 2/23/94 and the Babette C. Chaney et al. Trust u/a 2/23/94.

10.127 Retention Agreements dated March 30, 1999 between and among Registrant and Tiffany and, respectively, each of the following executive officers: Michael J. Kowalski, James E. Quinn, James N. Fernandez and Patrick B. Dorsey and Appendices I to III to each of those Agreements.

REGISTRANT WILL FURNISH COPIES OF ANY OF THE FOREGOING EXHIBITS TO ANY REGISTERED HOLDER OF THE REGISTRANT'S COMMON STOCK UPON PAYMENT OF A FEE OF $.15 PER PAGE FURNISHED, WHICH FEE REPRESENTS REGISTRANT'S EXPENSES IN FURNISHING SUCH EXHIBIT.


- PAGE 29 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1998

(b) Reports on Form 8-K.

         On March 4, 1999, Registrant filed a Report on Form 8-K reporting that it had issued a press release announcing its sales and earnings for the three-month period and Fiscal year ended January 31, 1999.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TIFFANY & CO.
                                    (Registrant)




Date: April 8, 1999                 By: /s/ Michael J. Kowalski
                                        --------------------------------
                                        Michael J. Kowalski
                                        President and Chief Executive Officer


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                            - PAGE 30 -

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By: /s/ William R. Chaney           By: /s/ Michael J. Kowalski
    -----------------------------       -----------------------------
    William R. Chaney                   Michael J. Kowalski
    Chairman of the Board               President and Chief Executive Officer
    (director)                          (principal executive officer) (director)


By: /s/ James N. Fernandez          By: /s/ Warren S. Feld
    -----------------------------       -----------------------------
    James N. Fernandez                  Warren S. Feld
    Executive Vice President            Vice President
    (principal financial officer)       (principal accounting officer)


By: /s/ Rose Marie Bravo            By: /s/ James E. Quinn
    -----------------------------       -----------------------------
    Rose Marie Bravo                    James E. Quinn
    Director                            Vice Chairman
                                        (director)

By: /s/ Samuel L. Hayes, III        By: /s/ Yoshiaki Sakakura
    -----------------------------       -----------------------------
    Samuel L. Hayes, III                Yoshiaki Sakakura
    Director                            Director


By: /s/ Charles K. Marquis          By: /s/ William A. Shutzer
    -----------------------------       -----------------------------
    Charles K. Marquis                  William A. Shutzer
    Director                            Director



                      By: /s/ Geraldine Stutz
                          -----------------------------
                          Geraldine Stutz
                          Director

April 8, 1999


- PAGE 31 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1998

                                                      PRICEWATERHOUSECOOPERS LLP




REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
   Board of Directors of Tiffany & Co.

Our report on the consolidated financial statements of Tiffany & Co. and Subsidiaries has been incorporated by reference in this Form 10-K from the 1998 Annual Report to Stockholders of Tiffany & Co. and Subsidiaries. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        /s/ PricewaterhouseCoopers LLP

New York, New York
March 2, 1999


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                            - PAGE 32 -

                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


---------------------------------------------------------------------------------------------------------------------
Column A                         Column B                     Column C                  Column D          Column E
---------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                  --------------------------------
                                Balance at        Charged to
                                beginning         costs and           Charged to                       Balance at end
      Description               of period          expenses         other accounts      Deductions        of period
---------------------------------------------------------------------------------------------------------------------
Year Ended
   January 31, 1999:

Reserves deducted from
   assets:

Accounts receivable
   allowances principally
   doubtful accounts            $ 6,988,475       $ 2,579,284         $      --        $1,461,347 (a)     $ 8,106,412

Allowance for inventory
   liquidation and
   obsolescence                  16,112,265         5,727,108                --         6,184,479 (b)      15,654,894

Allowance for inventory
   shrinkage                      1,726,535         4,156,366                --         4,094,159 (c)       1,788,742

LIFO reserve                     15,870,000                --                --                --          15,870,000

----------
(a) Uncollectible accounts written off.

(b) Liquidation of inventory previously written down to market.

(c) Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


---------------------------------------------------------------------------------------------------------------------
Column A                        Column B                     Column C                   Column D         Column E
---------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                  --------------------------------
                               Balance at         Charged to
                                beginning         costs and           Charged to                       Balance at end
      Description               of period          expenses         other accounts     Deductions         of period
---------------------------------------------------------------------------------------------------------------------
Year Ended
   January 31, 1998:

Reserves deducted from
   assets:

Accounts receivable
   allowances principally
   doubtful accounts            $ 6,864,385       $ 2,104,590         $      --        $1,980,500 (a)     $ 6,988,475

Allowance for inventory
   liquidation and
   obsolescence                  13,790,944         5,885,724                --         3,564,403 (b)      16,112,265

Allowance for inventory
   shrinkage                      1,743,169         2,217,964                --         2,234,598 (c)       1,726,535

LIFO reserve                     14,870,000         1,000,000                --                --          15,870,000

----------
(a) Uncollectible accounts written off.

(b) Liquidation of inventory previously written down to market.

(c) Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



---------------------------------------------------------------------------------------------------------------------
Column A                         Column B                    Column C                   Column D         Column E
---------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                  --------------------------------
                                Balance at        Charged to
                                 beginning         costs and          Charged to                       Balance at end
     Description                 of period         expenses         other accounts     Deductions         of period
---------------------------------------------------------------------------------------------------------------------
Year Ended
   January 31, 1997:

Reserves deducted from
   assets:

Accounts receivable
   allowances principally
   doubtful accounts            $ 5,698,217       $ 3,128,653         $      --       $1,962,485 (a)     $ 6,864,385

Allowance for inventory
   liquidation and
   obsolescence                  10,947,815         5,219,817                --        2,376,688 (b)      13,790,944

Allowance for inventory
   shrinkage                      1,674,536         2,799,295                --        2,730,662 (c)       1,743,169

LIFO reserve                     11,870,000         3,000,000                --               --          14,870,000

----------
(a) Uncollectible accounts written off.

(b) Liquidation of inventory previously written down to market.

(c) Physical inventory losses.

                                  EXHIBIT INDEX

    SEE PAGES 26 THROUGH 29 FOR A COMPLETE LIST OF EXHIBITS FILED, INCLUDING
       EXHIBITS INCORPORATED BY REFERENCE FROM PREVIOUSLY FILED DOCUMENTS.

EXHIBIT     DESCRIPTION

3.2         By-Laws of Registrant (as last amended January 21, 1999).

4.3a Standard terms of stock option award (transferable and non-transferable) under Registrant's 1998 Employee Incentive Plan, as revised January 21, 1999.

4.4a Standard terms of stock option award (transferable non-qualified option) under Registrant's 1998 Directors Option Plan , as revised January 21, 1999.

10.3 Registrant's 1986 Stock Option Plan and terms of stock option agreement, as last amended on July 16, 1998.

10.25 Amended and Restated Deferred Compensation Agreement originally made effective December 31, 1989 by and between William R. Chaney and Tiffany and Company, and subsequently amended February 8, 1999.

10.106 Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as amended effective October 1, 1998.

10.108 Registrant's Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999.

10.113 Tiffany and Company Pension Plan, as last amended effective December 21, 1998.

10.115a Riders Nos. 2 and 3, dated October 18, 1998 and March 20, 1999, respectively to Split Dollar Life Insurance Agreements between and among William R. Chaney and Tiffany and Company, and respectively, the 1994 Chaney Family Trust u/a 2/23/94 and the Babette C. Chaney et al. Trust u/a 2/23/94.

10.116a     Amendments Nos. 6-8 to Credit Agreement referred to in Exhibit
            10.116 above, dated, respectively October 6, 1998, November 30, 1998 and March 8, 1999.

10.119a Amendment No. 1 to the Agreement and Consent to Assignment dated as of December 1, 1995 among Registrant, Tiffany and Fleet National Bank of Connecticut, as Collateral Trustee referenced in Exhibit
            10.119 above, dated November 3, 1998.


- PAGE 33 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1998

EXHIBIT     DESCRIPTION

10.122a Amendment No. 1 to the Agreement referred to in Exhibit 10.122 above, dated November 18, 1998.

10.126 Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B, and 4.7 thereto, dated as of December 30, 1998 in respect of Registrant's $60 million principal amount 6.90% Series A Senior Notes due December 30, 2008 and $40 million principal amount 7.05% Series B Senior Notes due December 30, 2010.

10.127 Retention Agreements dated March 30, 1999 between and among Registrant and Tiffany and, respectively, each of the following executive officers: Michael J. Kowalski, James E. Quinn, James N. Fernandez and Patrick B. Dorsey and Appendices I to III to each of those Agreements.

13.1 Annual Report to Stockholders for Fiscal Year Ended January 31, 1999 (pages 14-42 of such Annual Report have been filed in electronic format).

21.1        Subsidiaries of Registrant.

23.1        Consent of PricewaterhouseCoopers LLP, independent accountants.

27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission).

NOTE: ALL OTHER EXHIBITS HAVE BEEN INCORPORATED BY REFERENCE FROM EXHIBITS TO DOCUMENTS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. REFER TO THE LIST OF EXHIBITS ON PAGES 26 THROUGH 29 FOR REGISTRATION, FILE AND EXHIBIT NUMBERS.


TIFFANY & CO. REPORT ON FORM 10-K FY 1998                            - PAGE 34 -