Form 10-Q
period 1999-04-30
TIFFANY & CO
filed 1999-06-11
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 for the quarter ended April 30, 1999. OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 for the transition from ________ to _____________.




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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 35,199,461 shares outstanding at the close of business on April 30, 1999.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1999





PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.           Financial Statements

                  Consolidated Balance Sheets - April 30, 1999
                       (Unaudited), January 31, 1999 and
                       April 30, 1998 (Unaudited)                             3

                  Consolidated Statements of Earnings - for the
                       three months ended April 30, 1999
                       and 1998 (Unaudited)                                   4

                  Consolidated Statements of Cash Flows - for
                       the three months ended April 30, 1999
                       and 1998 (Unaudited)                                   5

                  Notes to Consolidated Financial Statements
                       (Unaudited)                                         6-10


Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      11-17



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                           18

                  (a)  Exhibits

                  (b)  Reports on Form 8-K

PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)



                                                                             April 30,      January 31,           April 30,
                                                                              1999              1999               1998
                                                                          -------------     --------------     -------------
                                                                           (Unaudited)                          (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                                               $      140,250    $       188,593    $       74,609
Accounts receivable, less allowances
  of $9,149, $8,106 and $7,762                                                  92,599            108,381            79,983
Inventories                                                                    523,480            481,439           422,441
Deferred income taxes                                                           23,393             18,061            20,402
Prepaid expenses and other current assets                                       24,887             19,170            25,676
                                                                        ---------------   ----------------   ---------------
Total current assets                                                           804,609            815,644           623,111

Property and equipment, net                                                    194,352            189,795           163,460
Deferred income taxes                                                            8,574              9,032             7,451
Other assets, net                                                               47,022             42,552            38,980
                                                                        ---------------   ----------------   ---------------
                                                                        $    1,054,557    $     1,057,023    $      833,002
                                                                        ===============   ================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                   $       82,729    $        97,370    $       92,271
Accounts payable and accrued liabilities                                       144,897            140,660           119,302
Income taxes payable                                                             9,896             32,485             6,850
Merchandise and other customer credits                                          22,619             22,202            18,099
                                                                        ---------------   ----------------   ---------------
Total current liabilities                                                      260,141            292,717           236,522

Long-term debt                                                                 193,465            194,420            89,280
Postretirement/employment benefit obligations                                   21,908             21,539            20,456
Other long-term liabilities                                                     32,946             31,894            24,326

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 120,000 shares,
  issued and outstanding 70,399, 69,466 and 70,520                                 704                695               706
Additional paid-in capital                                                     204,682            184,890           180,242
Retained earnings                                                              357,222            344,223           300,234
Accumulated other comprehensive loss -
  Foreign currency translation adjustments                                     (16,511)           (13,355)          (18,764)
                                                                        ---------------   ----------------   ---------------

Total stockholders' equity                                                     546,097            516,453           462,418
                                                                        ---------------   ----------------   ---------------

                                                                        $    1,054,557    $     1,057,023    $      833,002
                                                                        ===============   ================   ===============


See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                                        For the
                                                                                   Three Months Ended
                                                                                        April 30,
                                                                            -----------------------------
                                                                                 1999             1998
                                                                            ------------      -----------

Net sales                                                                   $   272,277       $   226,159

Cost of sales                                                                   123,981           105,151
                                                                            -----------       -----------

Gross profit                                                                    148,296           121,008

Selling, general and administrative expenses                                    118,857           100,542
                                                                            ------------      -----------

Earnings from operations                                                         29,439            20,466

Other expenses, net                                                               1,582             1,129
                                                                            ------------      -----------

Earnings before income taxes                                                     27,857            19,337

Provision for income taxes                                                       11,700             8,217
                                                                            ------------      -----------

Net earnings                                                                $    16,157       $    11,120
                                                                            ============      ===========

Net earnings per share:

     Basic                                                                  $      0.23      $       0.16
                                                                            ============     ============
     Diluted                                                                $      0.22      $       0.15
                                                                            ============     ============

Weighted average number of common shares:

     Basic                                                                        70,080           70,348
     Diluted                                                                      72,702           72,686


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                                           For the
                                                                                                      Three Months Ended
                                                                                                          April 30,
                                                                                                ---------------------------
                                                                                                      1999             1998
                                                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                                 $    16,157      $    11,120
   Adjustments to reconcile net earnings to net cash
     used in operating activities:
     Depreciation and amortization                                                                    8,216            6,758
     Provision for uncollectible accounts                                                               296              347
     Reduction in reserve for product return                                                             -            (2,580)
     Provision for inventories                                                                        2,985            1,715
     Tax benefit from exercise of stock options                                                       9,056            4,400
     Deferred income taxes                                                                           (4,917)          (1,792)
     Provision for postretirement/employment benefits                                                   369              335
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                                                             12,542           18,314
     Inventories                                                                                    (49,151)         (38,597)
     Prepaid expenses                                                                                (5,750)          (5,062)
     Other assets, net                                                                                 (378)          (1,234)
     Accounts payable                                                                                 6,133            7,124
     Accrued liabilities                                                                                299           (4,666)
     Income taxes payable                                                                           (22,228)         (16,558)
     Merchandise and other customer credits                                                             417              107
     Other long-term liabilities                                                                      1,000            1,774
                                                                                                ------------     ------------

   Net cash used in operating activities                                                            (24,954)         (18,495)
                                                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                             (12,719)         (13,460)
   Acquisitions, net of liabilities assumed                                                          (7,031)          (8,150)
   Proceeds from lease incentives                                                                     2,684               -
                                                                                                ------------     ------------

   Net cash used in investing activities                                                            (17,066)         (21,610)
                                                                                                ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   (Payments on) proceeds from short-term borrowings                                                (12,310)           5,323
   Repurchase of Common Stock                                                                            -            (2,264)
   Proceeds from exercise of stock options                                                            9,145            6,864
   Cash dividends on Common Stock                                                                    (3,158)          (2,461)
                                                                                                ------------     ------------


   Net cash (used in) provided by financing activities                                               (6,323)           7,462
                                                                                                ------------     ------------


   Net decrease in cash and cash equivalents                                                        (48,343)         (32,643)
   Cash and cash equivalents at beginning of year                                                   188,593          107,252
                                                                                                ------------     ------------


   Cash and cash equivalents at end of three months                                             $   140,250      $    74,609
                                                                                                ============     ============

See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO(last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of April 30, 1999 and the results of operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 1999 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Since the Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year, the results of operations for the three months ended April 30, 1999 and 1998 are not necessarily indicative of the results of the entire fiscal year.

2.    SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow information:

                                                        April 30,   April 30,
         (in thousands)                                      1999        1998
         --------------                                 ---------   ---------


         Cash paid during the three months for:

          Interest                                        $ 1,223     $ 1,307
                                                        =========   =========
          Income taxes                                    $28,316     $20,998
                                                        =========   =========

         Details of businesses acquired
          in purchase transactions:

          Fair value of assets acquired                   $ 7,048     $12,302
          Less: liabilities assumed                            17       4,152
                                                        ---------   ---------
          Net cash paid for acquisitions                  $ 7,031     $ 8,150
                                                        =========   =========

         Supplemental Noncash Investing
          and Financing Activities:

         Issuance of Common Stock for the
          Employee Profit Sharing and
          Retirement Savings Plan                         $ 1,600     $ 1,400
                                                        =========   =========

3.       INVENTORIES

                                  April 30,           January 31,             April 30,
         (in thousands)                1999                  1999                  1998
         --------------       ---------------     -----------------         --------------
         Finished goods            $439,466              $413,371              $353,015
         Raw materials               81,492                66,258                68,698
         Work-in-process              4,954                 3,599                 3,157
                              ---------------     -----------------         --------------
                                    525,912               483,228               424,870
         Reserves                    (2,432)               (1,789)               (2,429)
                              ---------------     -----------------         --------------
                                   $523,480              $481,439              $422,441
                              ===============     =================         ==============

         LIFO-based inventories at April 30, 1999, January 31, 1999 and April 30, 1998 were $411,328,000, $363,322,000 and $322,765,000, with the current cost exceeding the LIFO inventory value by approximately $16,521,000, $15,870,000 and $16,521,000 for the periods then ended.
         The LIFO valuation method had the effect of decreasing net earnings by $0.01 per diluted share in each of the three-month periods ended April 30, 1999 and 1998.

4.       FINANCIAL HEDGING INSTRUMENTS

         In accordance with the Company's foreign currency hedging program, at April 30, 1999, the Company had outstanding purchased put options maturing at various dates through April 24, 2000, giving it the right, but not the obligation, to sell yen 13,567,000,000 for dollars at predetermined contract-exchange rates. If the market yen-exchange rates at maturity are below the contract rates, the Company will allow the options to expire. At April 30, 1999, there were no deferred unrealized gains on the Company's purchased put options.

         To mitigate the exchange rate fluctuations primarily related to intercompany inventory purchases for the Company's business in Japan, the Company enters into forward exchange yen contracts. At April 30, 1999, the Company had $13,540,000 of such contracts outstanding, which will mature on May 26, 1999. At April 30, 1998, the Company had $14,693,000 of such contracts outstanding, which subsequently matured on May 26, 1998.

5.       EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated to give effect to potentially dilutive stock options that were outstanding during the period.

         The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                       For the
                                                  Three Months Ended
                                                      April 30,
                                              ---------------------------

         (in thousands)                             1999           1998
         --------------                             ----           ----

         Net earnings for basic
          and diluted EPS                          $16,157        $11,120
                                              ============   ============
         Weighted average shares
          for basic EPS                             70,080         70,348

         Incremental shares from
          assumed exercise of
          stock options                              2,622          2,338
                                              ------------   ------------

         Weighted average shares
          for diluted EPS                           72,702         72,686
                                              ============   ============


6.       COMPREHENSIVE EARNINGS

         Comprehensive earnings include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The Company's foreign currency translation adjustments, reported separately in stockholders' equity, are required to be included in the determination of comprehensive earnings.

         The components of comprehensive earnings were:

                                                           For the
                                                      Three Months Ended
                                                          April 30,
                                                 -------------------------------

         (in thousands)                              1999               1998
         --------------                              ----               ----

         Net earnings                             $16,157            $11,120
         Other comprehensive
          loss:
         Foreign currency                          (3,156)              (365)
          translation adjustments
                                                -------------      -------------
         Comprehensive earnings                   $13,001            $10,755
                                                =============      =============

         Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

7.   OPERATING SEGMENTS

     The Company operates its business in three reportable segments: U.S. Retail, International Retail and Direct Marketing (see Management's Discussion and Analysis of Financial Condition and Results of Operations for an overview of the Company's business). The Company's reportable segments represent channels of distribution that offer similar merchandise and service and marketing and distribution strategies. The Company's Executive Officers evaluate the performance of its operating segments on the basis of net sales and earnings from operations after the elimination of intersegment sales and transfers.

     Certain information relating to the Company's reportable operating segments is set forth below:

                                                            For the
                                                      Three Months Ended
                                                           April 30,
                                                 ---------------------------
          (in thousands)                               1999          1998
          ----------------------                       ----          ----

          Net sales:
              U.S. Retail                        $    131,691   $    108,024
              International Retail                    117,474         96,472
              Direct Marketing                         23,112         21,663
                                                 ------------   ------------
                                                 $    272,277   $    226,159
                                                 ============   ============


          Earnings from operations*:
              U.S. Retail                        $     23,756   $     19,731
              International Retail                     30,133         22,124
              Direct Marketing                          4,348          3,992
                                                 ------------   ------------
                                                 $     58,237   $     45,847
                                                 ============   ============

         *        Represents   earnings  from  operations   before   unallocated
                  corporate expenses and interest and other expenses, net.

         Executive Officers of the Company evaluate the performance of the Company's assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not available.

         The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:

                                                           For the
                                                      Three Months Ended
                                                          April 30,
                                            ------------------------------------

          (in thousands)                          1999                   1998
          ---------------                         ----                   ----


          Earnings from operations
           For reportable segments          $     58,237           $     45,847
          Unallocated corporate expenses         (28,798)               (25,381)
          Interest and other expenses, net        (1,582)                (1,129)
                                            -------------          -------------
          Earnings before income taxes      $     27,857           $     19,337
                                            =============          =============


8.   SUBSEQUENT EVENT

     On May 20, 1999, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of common shares authorized from 60,000,000 shares to 120,000,000 shares.

     On May 20, 1999, the Board of Directors declared a two-for-one split of the Company's Common Stock, to be effected in the form of a share distribution (stock dividend) payable on July 21, 1999 to stockholders of record on June 23, 1999. Accordingly, April 30, 1999 balances reflect the split with an increase in Common Stock and a corresponding reduction in paid-in capital representing the increase in par value of approximately $352,000. Stock options and per share data have also been retroactively adjusted to reflect the split.

     In addition, the Board of Directors approved a 33% increase in the Company's quarterly cash dividend to $0.12 per share on "pre-split" shares to be paid on July 21, 1999 to stockholders of record on June 23, 1999. Future quarterly dividends, subject to declaration by the Board of Directors, are expected to be paid at the rate of $0.06 per share following the stock split.

PART I.  Financial Information
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Overview
--------
The Company operates three channels of distribution: U.S. Retail includes retail sales in Company-operated stores in the U.S., wholesale sales to independent retailers in the U.S. and wholesale sales of fragrance products to independent retailers in the Americas; International Retail includes retail sales in Company-operated stores and boutiques, corporate sales and wholesale sales to independent retailers and distributors in the Asia-Pacific region, Europe, Canada, the Middle East and Latin America; and Direct Marketing includes corporate (business-to-business) sales and catalog sales in the U.S.

All references to full years relate to the fiscal year that ends on January 31 of the following calendar year.

The Company's net sales increased 20% in the three months (first quarter) ended April 30, 1999. This sales growth and a higher operating margin resulted in a 45% increase in net earnings.

Net sales by channel of distribution were as follows:
-----------------------------------------------------

                                         Three months
                                       Ended April 30,
(in thousands)                          1999      1998
--------------                      --------   -------
U.S. Retail                         $131,691  $108,024
International Retail                 117,474    96,472
Direct Marketing                      23,112    21,663
                                     -------- --------
                                    $272,277  $226,159

U.S. Retail sales increased 22% in the first quarter of 1999, resulting from 12% comparable store sales growth as well as sales from stores opened during the past year. Sales in the Company's flagship New York store rose 12% in the first quarter and comparable branch store sales increased 12%. Comparable store sales growth resulted from an increased number of transactions. Purchases by domestic customers continued to account for the largest portion of the sales growth, although there was a modest increase in sales to foreign tourists. The Company's plan is to open three additional U.S. branch stores in 1999, including a second store in Dallas, TX that opened in May, as well as a second store in Los Angeles, CA and a store in Boca Raton, FL.

International Retail sales increased 22% in 1999's first quarter. In Japan, the Company's largest international market, sales in local currency increased 16% in total and 14% on a comparable store basis due to sales growth in Tokyo and throughout Japan. The Company's reported sales and earnings reflect either a translation-related benefit from a strengthening Japanese yen or a detriment from a strengthening U.S. dollar. The average yen rate in 1999's first quarter was approximately 9% stronger than in the first quarter of 1998. The Company's hedging program utilizes yen put options in order to stabilize product costs over the short-term, to minimize the effect of exchange rate fluctuations. However, as a result of changes in the relationships between the yen and the dollar, the Company adjusts its retail prices when necessary to maintain its gross margin over the longer term.

In other international regions, comparable store sales in local currencies increased 26% in the Asia-Pacific region outside Japan due to accelerating trends in most markets and 18% in Europe principally on the strength of sales in London.

The Company's international retail expansion plans for 1999 include opening two new department store boutiques in Japan (one of which opened in the first quarter), renovating/expanding several existing boutiques and its Tokyo Ginza flagship store in Japan, expanding one of its Hong Kong stores and opening a store in both Mexico City and Paris.

Direct Marketing sales increased 7% in the first quarter of 1999. Corporate sales increased 3% and catalog sales rose 13%, due to a higher number of orders in both areas. The Company anticipates increasing its catalog mailings by approximately 5-10% in 1999.

Gross Profit
------------
Gross profit as a percentage of net sales was 54.5% in the first quarter, compared with 53.5% in the prior year. Management attributes the increase to favorable shifts in sales mix and leveraging of fixed costs, as well as product manufacturing/sourcing efficiencies and selective price increases. The Company's ongoing gross margin and pricing strategy is to pass product-cost increases on to customers through higher retail selling prices in order to maintain gross margin at, or above, prior-year levels.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased 18% in the first quarter, primarily due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses. As a percentage of net sales, the operating expense ratio of 43.7% in the first quarter improved from 44.5% in the prior year. Management's ongoing objective is to reduce the expense ratio by leveraging the Company's fixed-expense base.

Other Expenses, net
-------------------
Other expenses rose in the first quarter primarily due to higher interest expense related to a $100,000,000 long-term financing that the Company completed in December 1998. Based on current plans, as well as the incremental interest cost of the long-term financing and potential share repurchases, management expects interest expense in the remainder of 1999 to be higher than in the prior year.

Provision for Income Taxes
--------------------------
The provision for income taxes resulted in an effective tax rate of 42.0% in the first quarter of 1999, compared with 42.5% in 1998's first quarter. The lower rate was due to a shift in the geographical business mix toward lower-tax jurisdictions as a result of the Company's ongoing expansion program.

Year 2000
---------
The Company recognizes the need to ensure that its operations will not be adversely impacted by year 2000 computer hardware and software failures
(information technology systems) and embedded chip or processor failures (non-information technology systems). Certain systems will, unless modified, be unable to process date-sensitive calculations using the year 2000. Such failures are a known risk to the future integrity of the Company's financial reporting and to virtually all aspects of the Company's operations, including the Company's ability to process sales transactions, fulfill customer orders and receive and manage inventories and other assets.

Accordingly, the Company has established a disciplined process to identify, prioritize and evaluate year 2000 problems and to replace or modify and test computer software and operating procedures. The objective of these efforts is to achieve year 2000 compliance with minimal impact on customer service or other disruption to, or loss of integrity in, business or financial operations.
Sources of potential failure in internal systems have been identified and conversion efforts are underway. These conversion efforts are scheduled to be completed in the summer of 1999. By that time, the Company will have been required to remediate or replace (i) internally-developed computer code and (ii) code purchased from third-party software vendors. At April 30, 1999, these efforts were 97% complete in category (i) and 78% complete in category (ii), on schedule with the Company's timetable for completion.

The foregoing conversion efforts address "information technology" systems (i.e., those operated and maintained by the Company's U.S. based Information Technology staff, such as financial, order entry, inventory control and forecasting systems). An analysis has also been completed of all "non-information technology" systems (i.e., those using embedded microprocessor technology such as security systems, safes, telephone systems and warehouse automation equipment) and upgrades or replacements are being deployed as required. Other applications software is maintained on personal computers by end-users in the U.S. and by wholly-owned Company subsidiaries outside the U.S. Typically, such software has been purchased from third-party vendors and specific applications have been developed by the end-user. The Information Technology staff together with end-users have completed the determination of the materiality of these applications to the Company and their status regarding year 2000 compliance. As required, remediation and testing plans have been initiated. At April 30, 1999, these efforts were 84% complete, on schedule with the Company's timetable for completion.

The Company has also evaluated year 2000 issues that may be experienced by key merchandise and service vendors in order to assess the potential effect of vendor failure on the Company's operations. The responses from key vendors and suppliers indicate that 99% are year 2000 compliant at this time, will be year 2000 compliant before December 31, 1999, or are not dependent on computer technology to deliver products and services to the Company. To further clarify the extent to which vendors and suppliers have tested and confirmed their year 2000 readiness, a detailed questionnaire has been distributed and responses are being analyzed to further determine risk and potential remedial action.

Contingency plans for manual and delayed information processing are now being finalized because of the possibility of year 2000 failures or service interruptions within the domestic and international network communications infrastructure that the Company relies upon for daily operations. These plans and procedures address both proactive and reactive measures that may be deployed to provide merchandise to stores and customers and continue domestic and international operations. Due to the thorough project approach and rigorous testing that the Company has performed and continues to perform on its own information technology systems, the Company believes that any failures should be quickly rectifiable.

In addition to the cost of internal resources, the Company's total cost for achieving year 2000 compliance is estimated to be $8,500,000 for third-party service providers and will be incurred through the year ending January 31, 2000. Year 2000 costs for such providers are charged to operations as incurred and amounted to $796,000 in the first quarter of 1999 and $7,756,000 on a cumulative basis.

FINANCIAL CONDITION
-------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements, which have increased due to the Company's expansion. Management believes that the Company's financial condition at April 30, 1999 provides sufficient resources to support current business activities and planned expansion.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $544,468,000 and 3.1:1 at April 30, 1999, compared with $522,927,000 and 2.8:1 at January 31, 1999 and $386,589,000 and 2.6:1 at April 30, 1998.

Accounts receivable at April 30, 1999 were 15% lower than at January 31, 1999 (which is a seasonal high-point) and were 16% higher than the level at April 30, 1998 primarily due to sales growth.

Inventories (which represent the largest portion of assets) at April 30, 1999 were 9% higher than at January 31, 1999 and were 24% above the April 30, 1998 level. The increases were due to higher finished goods to support sales growth, new stores and new/expanded product offerings, as well as higher raw materials to support expanded internal manufacturing. The Company's ongoing objective is to improve inventory performance through: refinement of worldwide replenishment systems; focus on the specialized disciplines of product development, assortment planning and inventory management; improved presentation and management of display inventories in each store; assortment editing by product category; and a time-phased program of improvements in warehouse management and supply-chain logistics. As a result, management expects a decelerating rate of year-over-year inventory growth during the remainder of 1999.

The Company incurred net cash outflows from operating activities of $24,954,000 in the three months ended April 30, 1999 and $18,495,000 in the three months ended April 30, 1998. The increased outflow resulted from an increased use of working capital, primarily higher inventory purchases, partially offset by increased net earnings.

Capital expenditures in the three months ended April 30, 1999 were $12,719,000, compared with $13,460,000 in the prior-year period. Based on current plans, management expects that capital expenditures will be approximately $77,000,000 in 1999.

Net-debt   (short-term   borrowings  and  long-term  debt  less  cash  and  cash
equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $135,944,000 and

20% at April 30, 1999,  compared with  $103,197,000  and 17% at January 31, 1999 and $106,942,000 and 19% at April 30, 1998.

The Company's sources of working capital are internally-generated cash flows and borrowings available under a five-year, $160,000,000 multicurrency, noncollateralized, five-bank revolving credit facility which expires on June 30, 2002. Management anticipates that internally-generated cash flows and funds available under the revolving credit facility will be sufficient to support the Company's planned worldwide business expansion and the seasonal working capital increases that are typically required during the third and fourth quarters of the year.

Market Risk
-----------
The Company is exposed to market risk from fluctuations in foreign currency exchange rates and interest rates, which could impact its consolidated financial position, results of operations and cash flows. The Company manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading or speculative purposes and does not maintain such instruments which may expose the Company to significant market risk.

The Company uses foreign currency-purchased put options and, to a lesser extent, foreign-exchange forward contracts to reduce its risk in foreign currency-denominated transactions in order to minimize the impact of a significant strengthening of the U.S. dollar against other foreign currencies. Gains and losses on these instruments substantially offset losses and gains on the assets, liabilities and transactions being hedged. The Company's primary net foreign currency market exposure is the Japanese yen. Management does not foresee or expect any significant changes in foreign currency exposure in the near future.

The Company manages its portfolio of fixed-rate debt to reduce its exposure to interest rate changes. The fair value of the Company's fixed-rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in gains/losses in the market value of this debt due to differences between market interest rates and rates at the inception of the debt obligation. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future .

Seasonality
-----------
As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.

Risk Factors
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, catalog mailings, retail prices, gross profit, expenses, inventory performance, capital expenditures, cash flow and year-2000 compliance. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that sales made in Japan will not decline substantially; (ii) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (iii) that the Company's commercial relationship with Mitsukoshi, Ltd. ("Mitsukoshi") and Mitsukoshi's ability to continue as a leading department store operator in Japan will continue; (iv) that Mitsukoshi and other department store operators in Japan, in the face of declining sales, will not close or consolidate stores in which TIFFANY & CO. boutiques are located; (v) that low or negative growth in the economy or in the financial markets will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (vi) that existing product supply arrangements, including license agreements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (vii) that the wholesale market for high-quality cut diamonds will provide continuity of supply and pricing; (viii) that new stores and other sales locations can be leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (ix) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations, and that warehousing and distribution productivity and capacity can be further improved to support the Company's worldwide distribution requirements; and (x) that no downturn in consumer spending will occur during the fourth quarter of any year.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                  27        Financial Data Schedule (SEC/EDGAR only).

         (b)      Reports on Form 8-K

                  On March 3, 1999 Registrant filed a report on Form 8-K reporting that Registrant issued a press release announcing its sales and earnings for the three-month period and fiscal year ended January 31, 1999.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TIFFANY & CO.
                                          (Registrant)


Date: June 10, 1999                 By:   /s/ James N. Fernandez
                                         ----------------------------------
                                         James N. Fernandez
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (principal financial officer)

                                 EXHIBIT INDEX



Exhibit
Number

27                            Financial Data Schedule