Form 10-Q
period 1999-07-31
TIFFANY & CO
filed 1999-09-10
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JULY 31, 1999. OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM ________ TO _____________.


                         Commission file number: 1-9494


                                  TIFFANY & CO.

             (Exact name of registrant as specified in its charter)

Delaware                                    13-3228013
(State of incorporation)                    (I.R.S. Employer Identification No.)


727 Fifth Ave. New York, NY                                       10022
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:               212) 755-8000


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 72,123,612 shares outstanding at the close of business on July 31, 1999.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 1999





PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.      Financial Statements

             Consolidated Balance Sheets - July 31, 1999
                  (Unaudited), January 31, 1999 and
                  July 31, 1998 (Unaudited)                                    3

             Consolidated Statements of Earnings - for the
                  three and six month periods ended
                  July 31, 1999 and 1998 (Unaudited)                           4

             Consolidated Statements of Cash Flows - for
                  the six months ended July 31, 1999
                  and 1998 (Unaudited)                                         5

             Notes to Consolidated Financial Statements
                  (Unaudited)                                               6-11


Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            12-19



PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                20

Item 4.      Submission of Matters to a Vote of Security-Holders           20-21

Item 6.      Exhibits and Reports on Form 8-K                                 21

             (a)  Exhibits

             (b)  Reports on Form 8-K

PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)



                                                                            July 31,         January 31,         July 31,
                                                                              1999               1999              1998
                                                                         --------------     -------------     --------------
                                                                          (Unaudited)                          (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                                               $       151,044    $      188,593    $        53,326
Accounts receivable, less allowances
  of $9,167, $8,106 and $7,622                                                   93,229           108,381             72,053
Inventories                                                                     536,603           481,439            430,886
Deferred income taxes                                                            27,214            18,061             21,633
Prepaid expenses and other current assets                                        32,246            19,170             32,681
                                                                        ----------------   ---------------   ----------------

Total current assets                                                            840,336           815,644            610,579

Property and equipment, net                                                     205,526           189,795            173,100
Deferred income taxes                                                             8,620             9,032              7,108
Other assets, net                                                               132,320            42,552             39,107
                                                                        ----------------   ---------------   ----------------

                                                                        $     1,186,802    $    1,057,023    $       829,894
                                                                        ================   ===============   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                   $        98,295    $       97,370    $        93,622
Accounts payable and accrued liabilities                                        150,474           140,660            118,794
Income taxes payable                                                             18,119            32,485              8,113
Merchandise and other customer credits                                           24,174            22,202             18,808
                                                                        ----------------   ---------------   ----------------

Total current liabilities                                                       291,062           292,717            239,337

Long-term debt                                                                  194,845           194,420             86,305
Postretirement/employment benefit obligations                                    22,435            21,539             20,811
Other long-term liabilities                                                      33,822            31,894             24,603

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 120,000 shares,
  issued and outstanding 72,124, 69,466 and 70,154                                  721               695                702
Additional paid-in capital                                                      281,559           184,890            181,743
Retained earnings                                                               375,964           344,223            299,898
Accumulated other comprehensive loss -
  Foreign currency translation adjustments                                      (13,606)          (13,355)           (23,505)
                                                                        ----------------   ---------------   ----------------

Total stockholders' equity                                                      644,638           516,453            458,838
                                                                        ----------------   ---------------   ----------------
                                                                        $     1,186,802    $    1,057,023    $       829,894
                                                                        ================   ===============   ================

See notes to consolidated financial statements

                       TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                                For the                        For the
                                                                          Three Months Ended              Six Months Ended
                                                                                July 31,                       July 31,
                                                                   -----------------------------     --------------------------
                                                                       1999             1998            1999           1998
                                                                   ------------    -------------     -----------   ------------

Net sales                                                          $   307,067     $    247,722      $  579,344     $  473,881

Cost of sales                                                          132,030          112,036         256,011        217,187
                                                                   ------------    -------------   -------------   ------------

Gross profit                                                           175,037          135,686         323,333        256,694

Selling, general and administrative expenses                           133,084          110,706         251,941        211,248
                                                                   ------------    -------------   -------------   ------------

Earnings from operations                                                41,953           24,980          71,392         45,446

Other expenses, net                                                      2,331            1,458           3,913          2,587
                                                                   ------------    -------------   -------------   ------------

Earnings before income taxes                                            39,622           23,522          67,479         42,859

Provision for income taxes                                              16,641            9,997          28,341         18,214
                                                                   ------------    -------------   -------------   ------------

Net earnings                                                       $    22,981     $     13,525      $   39,138     $   24,645
                                                                   =============   =============   =============    ===========


Net earnings per share:

  Basic                                                            $      0.32     $       0.19     $      0.55      $      0.35
                                                                   ============    =============    ============     ============
  Diluted                                                          $      0.31     $       0.19     $      0.53      $      0.34
                                                                   ============    =============    ============     ============

Weighted average number of common shares:

  Basic                                                                 71,090           70,338          70,585           70,342
  Diluted                                                               74,046           72,536          73,374           72,612


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                                            For the
                                                                                                        Six Months Ended
                                                                                                            July 31,
                                                                                                  ----------------------------
                                                                                                         1999          1998
                                                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                                      $      39,138  $     24,645
Adjustments to reconcile net earnings to net cash
  used in operating activities:
  Depreciation and amortization                                                                          17,190        13,959
  Provision for uncollectible accounts                                                                      640           764
  Reduction in reserve for product return                                                                     -        (2,580)
  Provision for inventories                                                                               4,350         2,780
  Tax benefit from exercise of stock options                                                             11,986         5,242
  Deferred income taxes                                                                                  (8,678)       (2,977)
  Provision for postretirement/employment benefits                                                          896           690
Changes in assets and liabilities, net of acquisitions:
  Accounts receivable                                                                                    12,281        22,906
  Inventories                                                                                           (58,209)      (60,501)
  Prepaid expenses                                                                                      (12,798)      (12,510)
  Other assets, net                                                                                     (15,690)       (2,224)
  Accounts payable                                                                                       (4,415)        3,249
  Accrued liabilities                                                                                    15,881            (4)
  Income taxes payable                                                                                  (14,323)      (14,880)
  Merchandise and other customer credits                                                                  1,972           816
  Other long-term liabilities                                                                             2,019         2,466
                                                                                                  -------------- -------------

Net cash used in operating activities                                                                    (7,760)      (18,159)
                                                                                                  -------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Equity investment                                                                                       (70,146)            -
Capital expenditures                                                                                    (32,800)      (30,658)
Acquisitions, net of liabilities assumed                                                                 (7,031)       (8,150)
Proceeds from lease incentives                                                                            3,204         1,150
                                                                                                  -------------- -------------

Net cash used in investing activities                                                                  (106,773)      (37,658)
                                                                                                  -------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of Common Stock                                                                   71,273             -
Proceeds from short-term borrowings                                                                       1,272        12,959
Repurchase of Common Stock                                                                                -           (13,713)
Proceeds from exercise of stock options                                                                  11,836         8,279
Cash dividends on Common Stock                                                                           (7,397)       (5,634)
                                                                                                  -------------- -------------

Net cash provided by financing activities                                                                76,984         1,891
                                                                                                  -------------- -------------

Net decrease in cash and cash equivalents                                                               (37,549)      (53,926)
Cash and cash equivalents at beginning of year                                                          188,593       107,252
                                                                                                  -------------- -------------

Cash and cash equivalents at end of period                                                        $     151,044  $     53,326
                                                                                                  ============== =============


See notes to consolidated financial statements.

                        TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO (last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of July 31, 1999 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 1999 is derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Since the Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year, the results of operations for the three and six months ended July 31, 1999 and 1998 are not necessarily indicative of the results of the entire fiscal year.

2.       SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow information:

                                                                    July 31,              July 31,
         (in thousands)                                                 1999                  1998
         --------------                                            ----------            ---------

         Cash paid during the six months for:

          Interest                                                   $ 6,903               $ 3,698

                                                                   ==========            ==========
          Income taxes                                               $38,970               $30,488
                                                                   ==========            ==========

         Details of businesses acquired in
          purchase transactions:

          Fair value of assets acquired                              $ 7,048               $12,302
          Less: liabilities assumed                                       17                 4,152
                                                                   ----------            ---------
          Net cash paid for acquisitions                             $ 7,031               $ 8,150
                                                                   ==========            =========

         Supplemental Noncash Investing
          and Financing Activities:

         Issuance of Common Stock for the
          Employee Profit Sharing and
          Retirement Savings Plan                                    $ 1,600               $ 1,400
                                                                   =========             =========


3.       INVENTORIES

                                                       July 31,           January 31,             July 31,
         (in thousands)                                    1999                  1999                 1998
         --------------                           --------------       --------------         -------------

         Finished goods                                $453,496              $413,371              $362,253
         Raw materials                                   77,936                66,258                69,188
         Work-in-process                                  8,460                 3,599                 3,131
                                                  --------------       --------------         -------------

                                                        539,892               483,228               434,572
         Reserves                                        (3,289)               (1,789)               (3,686)
                                                  --------------       --------------         -------------

                                                       $536,603              $481,439              $430,886
                                                  ==============       ==============         ==============


         LIFO-based inventories at July 31, 1999, January 31, 1999 and July 31, 1998 were $423,574,000, $363,322,000 and $341,282,000, with the current cost exceeding the LIFO inventory value by approximately $16,870,000, $15,870,000 and $16,870,000 at the end of each period. The LIFO valuation method had no effect on net earnings for the three month period ended July 31, 1999 and had the effect of decreasing net earnings by $0.01 per diluted share in the three month period ended July 31, 1998. The LIFO valuation method had the effect of decreasing net earnings by $0.01 and $0.02 per diluted share in each of the six month periods ended July 31, 1999 and 1998.


4.       FINANCIAL HEDGING INSTRUMENTS

         In accordance with the Company's foreign currency hedging program, at July 31, 1999, the Company had outstanding purchased put options maturing at various dates through July 24, 2000, giving it the right, but not the obligation, to sell yen 13,464,000,000 for dollars at predetermined contract-exchange rates. If the market yen-exchange rates at maturity are below the contract rates, the Company will allow the options to expire. At July 31, 1999, there were no deferred unrealized gains on the Company's purchased put options.

         To mitigate the exchange rate fluctuations primarily related to intercompany inventory purchases for the Company's business in Japan, the Company enters into forward exchange yen contracts. At July 31, 1999, the Company had $12,642,000 of such contracts outstanding, which will mature on August 26, 1999. At July 31, 1998, the Company had $10,372,000 of such contracts outstanding, which subsequently matured on August 26, 1998.

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

         The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                               For the                        For the
                                                       Three Months Ended                Six Months Ended
                                                             July  31,                       July 31,
                                                      --------------------------   --------------------------

         (in thousands)                                   1999        1998             1999           1998
         --------------                                   ----        ----             ----           ----
         Net earnings for basic
          and diluted EPS                                $22,981     $13,525          $39,138        $24,645
                                                      ==========  ==========       ==========    ===========

         Weighted average shares
          for basic EPS                                   71,090      70,338           70,585         70,342

         Weighted average incremental
          shares from assumed
          exercise of stock options:                       2,956       2,198            2,789          2,270
                                                      -----------  ----------      -----------    ----------


         Weighted average shares
          for diluted EPS                                 74,046      72,536           73,374         72,612
                                                      ==========  ==========       ==========    ===========


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

         The components of comprehensive earnings were:

                                                              For the                         For the
                                                        Three Months Ended                Six Months Ended
                                                             July 31,                         July 31,
                                                  --------------------------------  -----------------------------

         (in thousands)                                1999             1998             1999             1998
         --------------                                ----             ----             ----             ----

         Net earnings                                $22,981          $13,525          $39,138          $24,645
         Other comprehensive
          gain(loss):

         Foreign currency                              2,905           (4,741)            (251)          (5,106)
          translation adjustments
                                                  ---------------  ---------------  ---------------  -----------

         Comprehensive earnings                      $25,886          $ 8,784          $38,887          $19,539
                                                  ===============  ===============  =============== =============

         Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

7.       OPERATING SEGMENTS

         The Company operates three reportable business segments: U.S. Retail, International Retail and Direct Marketing (see Management's Discussion and Analysis of Financial Condition and Results of Operations for an overview of the Company's business). The Company's reportable segments represent channels of distribution that offer similar merchandise and service and marketing and distribution strategies. The Company's Executive Officers evaluate the performance of its operating segments on the basis of net sales and earnings from operations after the elimination of intersegment sales and transfers.


         Certain information relating to the Company's reportable operating segments is set forth below:

                                                            For the                              For the
                                                      Three Months Ended                     Six Months Ended
                                                           July 31,                              July 31,
                                               ----------------------------------    ---------------------------------

         (in thousands)                               1999              1998               1999               1998
         --------------                               ----              ----               ----               ----
         Net sales:
           U.S. Retail                          $     159,512     $      129,733     $     291,203      $     237,757
           International Retail                       121,574             93,266           239,048            189,738
           Direct Marketing                            25,981             24,723            49,093             46,386
                                               ===============    ===============    ==============    ===============
                                                $     307,067     $      247,722     $     579,344      $     473,881
                                               ===============    ===============    ==============    ===============

         Earnings from
         operations*:
           U.S. Retail                          $      33,540     $       25,113     $      57,162      $      44,820
           International Retail                        30,158             19,521            60,428             41,659
           Direct Marketing                             3,384              1,839             7,788              5,846
                                               ===============    ===============    ==============    ===============
                                                $      67,082     $       46,473     $     125,378      $      92,325
                                               ===============    ===============    ==============    ===============

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

         The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:

                                                            For the                                 For the
                                                      Three Months Ended                        Six Months Ended
                                                           July 31,                                 July 31,
                                              ------------------------------------    -------------------------------------

         (in thousands)                              1999                1998                 1999                1998
         --------------                              ----                ----                 ----                ----
         Earnings from
          operations for
          reportable segments                  $   67,082         $   46,473          $   125,378           $   92,325
         Unallocated
          corporate expenses                      (25,129)           (21,493)             (53,986)             (46,879)
         Interest and other
          expenses, net                            (2,331)            (1,458)              (3,913)              (2,587)
         Earnings before
                                              ----------------    ----------------    ----------------      ----------------
          income taxes                         $   39,622         $   23,522          $    67,479           $   42,859
                                              ================    ================    ================      ================

8.   COMMON STOCK

     On July 23, 1999, the Company issued 1,450,000 shares of its Common Stock at a price of $49.375 per share, resulting in net proceeds of $71,593,750. The net proceeds from the sale were added to the Company's working capital and will be used to support ongoing business expansion.

     On May 20, 1999, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of common shares authorized from 60,000,000 shares to 120,000,000 shares.

     On May 20, 1999, the Board of Directors declared a two-for-one split of the Company's Common Stock, effected in the form of a share distribution (stock dividend) paid on July 21, 1999 to stockholders of record on June 23, 1999. Stock options and per share data have been retroactively adjusted to reflect the split.

9.   EQUITY INVESTMENT

     On July 16, 1999, the Company made a strategic investment in Aber Resources Ltd. ("Aber"), a publicly-traded company headquartered in Canada, by purchasing 8 million shares of its common stock at a cost of $70,146,000, representing approximately 14.9% of Aber's outstanding shares. Aber holds a 40% interest in the Diavik Diamonds Project in Canada's Northwest Territories, an operation being developed to mine gem-quality diamond reserves. Production is expected to commence in 2003. The investment is being accounted for under the equity method.

     In addition, the Company will form a joint venture and enter into a diamond purchase agreement with Aber. It is expected that this commercial relationship will enable the Company to secure a considerable portion of its future diamond needs.

10.  SUBSEQUENT EVENT

     On August 19, 1999, the Company's Board of Directors declared a quarterly dividend of $0.06 per common share. This dividend will be paid on October 12, 1999 to stockholders of record on September 20, 1999.

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

The Company's net sales increased 24% in the three-month period (second quarter) ended July 31, 1999 and rose 22% in the six-month period (first half) ended July 31, 1999. Sales growth, combined with higher operating margins, resulted in a net earnings increase of 70% in the second quarter and 59% in the first half.

Net sales by channel of distribution were as follows:

                               Three months               Six months
                              Ended July 31,             Ended July 31,
                           ------------------        ------------------
(in thousands)                 1999      1998            1999      1998
--------------             --------  --------        --------  --------
U.S. Retail                $159,512  $129,733        $291,203  $237,757
International Retail        121,574    93,266         239,048   189,738
Direct Marketing             25,981    24,723          49,093    46,386
                           --------  --------        --------  --------
                           $307,067  $247,722        $579,344  $473,881
                           ========  ========        ========  ========

U.S. Retail sales increased 23% in the second quarter of 1999 and 22% in the first half. This resulted from 12% comparable store sales growth in both periods as well as from sales in new stores opened during the past year. Sales in the Company's flagship New York store rose 9% in the second quarter and 10% in the first half, while comparable branch store sales increased 14% in the second quarter and 13% in the first half. Comparable store sales growth resulted from an increased number of transactions. In addition, purchases by domestic customers continued to account for the largest portion of the sales growth, although there was a modest increase in sales to foreign tourists. The Company opened a second store in Dallas, Texas in May 1999, a second store in Los Angeles, California in June and plans to open a store in Boca Raton, Florida in October, consistent with the Company's strategy to open three to five new U.S. stores each year. Wholesale sales to independent retailers in the U.S., which represented less than 3% of total Company sales, declined in the second quarter and first half. The Company will discontinue such business effective January 1, 2000, in order to focus on Company-operated store distribution in the U.S. and management does not expect that this decision or action will significantly impact the Company's financial position or earnings.

International Retail sales increased 30% in 1999's second quarter and 26% in the first half. In Japan, the Company's largest international market, comparable store sales in local currency increased 13% in both the second quarter and first half due to sales growth both in Tokyo and throughout Japan. The Company's reported sales and earnings reflect either a translation-related benefit from a strengthening Japanese yen or a detriment from a strengthening U.S. dollar. The yen strengthened in 1999's second quarter and first half and, as a result, total Japan retail sales, when translated into U.S. dollars, increased 31% and 28% in the second quarter and first half, respectively. The Company's hedging program utilizes yen put options in order to stabilize product costs over the short-term, despite exchange rate fluctuations. However, as a result of changes in the relationships between the yen and the dollar, the Company adjusts its retail prices when necessary to maintain its gross margin over the longer term.

In the Asia-Pacific region outside Japan, comparable store sales in local currencies rose 24% in the second quarter and 25% in the first half due to improvement in most markets. In Europe, comparable store sales in local currencies rose 21% in the second quarter and 20% in the first half, particularly due to strength in London.

The Company's international retail expansion plans for 1999 include: in Japan, opening two new department store boutiques and renovating/expanding five existing boutiques and its Tokyo Ginza flagship store; expanding its Hong Kong-Landmark store; opening a store in Mexico City; and opening a store in Paris.

Direct Marketing sales increased 5% in 1999's second quarter and 6% in the first half. Corporate sales increased 2% and 3% in the second quarter and first half, while catalog sales rose 9% and 11% in the second quarter and first half, due to a higher number of orders in both divisions. The Company anticipates increasing its catalog mailings by approximately 7% in 1999.

Gross Profit

Gross profit as a percentage of net sales was 57.0% in the second quarter and 55.8% in the first half, higher than 54.8% and 54.2% in the respective prior-year periods. Management attributes the increases to favorable shifts in sales mix and leveraging of fixed costs, as well as product manufacturing/sourcing efficiencies and selective price increases. The Company's ongoing gross margin and pricing strategy is to pass product-cost increases on to customers through higher retail selling prices in order to maintain gross margin at, or above, prior-year levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 20% in the second quarter and 19% in the first half, primarily due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses. As a percentage of net sales, the operating expense ratios of 43.3% in the second quarter and 43.5% in the first half represented improvements of 1.4 points and 1.1 points versus 1998. Management's ongoing objective is to reduce the expense ratio by leveraging the Company's fixed-expense base.

Other Expenses, net

Other expenses rose in the second quarter and first half primarily due to higher interest expense related to a $100,000,000 long-term financing that the Company completed in December 1998. Based on current plans, management expects interest expense in the remainder of the year to be higher than 1998.

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 42.0% in both the second quarter and first half of 1999, compared with 42.5% in the respective 1998 periods. The lower rate was due to a shift in the geographical business mix toward lower-tax jurisdictions as a result of the Company's ongoing expansion program.

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

Accordingly, the Company has established a disciplined process to identify, prioritize and evaluate year 2000 problems and to replace or modify and test computer software and operating procedures. The objective of these efforts is to achieve year 2000 compliance with minimal impact on customer service or other disruption to, or loss of integrity in, business or financial operations.
Sources of potential failure in internal systems have been identified and conversion efforts are underway. These conversion efforts are scheduled to be completed in the fall of 1999. By that time, the Company will have been required to remediate or replace (i) internally-developed computer code and (ii) code purchased from third-party software vendors. At July 31, 1999, these efforts were 99% complete in category (i) and 97% complete in category (ii), on schedule with the Company's timetable for completion.

The foregoing conversion efforts address "information technology" systems (i.e., those operated and maintained by the Company's U.S. based Information Technology staff, such as financial, order entry, inventory control and forecasting systems). An analysis has also been completed of all "non-information technology" systems (i.e., those using embedded microprocessor technology such as security systems, safes, telephone systems and warehouse automation equipment) and upgrades or replacements are being deployed as required. Other applications software is maintained on personal computers by end-users in the U.S. and by wholly-owned Company subsidiaries outside the U.S. Typically, such software has been purchased from third-party vendors and specific applications have been developed by the end-user. The Information Technology staff together with end-users has completed the determination of the significance of these applications to the Company and their status regarding year 2000 compliance. As required, remediation and testing plans have been initiated. At July 31, 1999, these efforts were 89% complete, on schedule with the Company's timetable for completion.

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

Contingency plans for manual and delayed information processing will be completed by the end of 1999's third quarter. These plans are being developed because of the possibility of year 2000 failures or service interruptions within the domestic and international network communications infrastructure that the Company relies upon for daily operations. These plans and procedures address both proactive and reactive measures that may be deployed to provide merchandise to stores and customers and continue domestic and international operations. Due to the thorough project approach and rigorous testing that the Company has performed and continues to perform on its own information technology systems, the Company believes that any failures should be quickly rectifiable.

In addition to the cost of internal resources, the Company's total cost for achieving year 2000 compliance is estimated to be $8,500,000 for third-party service providers and will be incurred through the year ending January 31, 2000. Year 2000 costs for such providers are charged to operations as incurred and amounted to $1,317,000 in the first half of 1999 and $8,277,000 on a cumulative basis.

FINANCIAL CONDITION
-------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements, which have increased due to the Company's expansion. Management believes that the Company's financial condition at July 31, 1999 provides sufficient resources to support current business activities and planned expansion.

The Company incurred net cash outflows from operating activities of $7,760,000 in the six months ended July 31, 1999 and $18,159,000 in the six months ended July 31, 1998. The decreased outflow resulted from increased net earnings partially offset by an increased use of working capital.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $549,274,000 and 2.9:1 at July 31, 1999, compared with $522,927,000 and 2.8:1 at January 31, 1999 and $371,242,000 and 2.6:1 at July 31, 1998.

Accounts receivable at July 31, 1999 were 14% lower than at January 31, 1999 (which is a seasonal high-point) but were 29% higher than July 31, 1998 primarily due to sales growth.

Inventories (which represent the largest portion of assets) at July 31, 1999 were 11% higher than at January 31, 1999 and were 25% above the July 31, 1998 level. The increases were due to higher finished goods to support sales growth, new stores and new/expanded product offerings, as well as higher raw materials to support expanded internal manufacturing. In addition, the increase over prior year was also partly due to the translation effect of a stronger Japanese yen. The Company's ongoing objective is to improve inventory performance through: refinement of worldwide replenishment systems; focus on the specialized disciplines of product development, assortment planning and inventory management; improved presentation and management of display inventories in each store; assortment editing by product category; and a time-phased program of improvements in warehouse management and supply-chain logistics. As a result, management expects a decelerating rate of year-over-year inventory growth during the remainder of 1999.

Capital expenditures in the six months ended July 31, 1999 were $32,800,000, compared with $30,658,000 in the prior-year period. Based on current plans, management expects that capital expenditures will be approximately $75-$80 million in 1999.

On July 16, 1999, the Company made a strategic investment in Aber Resources Ltd. ("Aber"), a publicly-traded company headquartered in Canada, by purchasing 8 million shares of its common stock at a cost of $70,146,000, representing approximately 14.9% of Aber's outstanding shares. Aber holds a 40% interest in the Diavik Diamonds Project in Canada's Northwest Territories, an operation being developed to mine gem-quality diamond reserves. Production is expected to commence in 2003. The investment is being accounted for under the equity method.

In addition, the Company will form a joint venture and enter into a diamond-purchase agreement with Aber. It is expected that this commercial relationship will enable the Company to secure a considerable portion of its future diamond needs.

On July 23, 1999, the Company issued 1,450,000 shares of its Common Stock at a price of $49.375 per share, resulting in net proceeds of $71,593,750. The net proceeds from the sale were added to the Company's working capital and will be used to support ongoing business expansion.

As a result of the above factors, net-debt (short-term borrowings and long-term debt less cash and cash equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $142,096,000 and 18% at July 31, 1999, compared with $103,197,000 and 17% at
January 31, 1999 and $126,601,000 and 22% at July 31, 1998.

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

The Company uses foreign currency-purchased put options and, to a lesser extent, foreign-exchange forward contracts to reduce its risk in foreign currency-denominated transactions in order to minimize the impact of a significant strengthening of the U.S. dollar against other foreign currencies. Gains and losses on these instruments substantially offset any losses and gains on the assets, liabilities and transactions being hedged. The Company's primary net foreign currency market exposure is the Japanese yen. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

The Company manages its portfolio of fixed-rate debt to reduce its exposure to interest rate changes. The fair value of the Company's fixed-rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in gains/losses in the market value of this debt due to differences between market interest rates and rates at the inception of the debt obligation. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations, or in how such exposure is managed in the near future.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.

Risk Factors

This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, catalog mailings, retail prices, gross profit, expenses, inventory performance, capital expenditures, cash flow and year-2000 compliance. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that sales in Japan will not decline substantially; (ii) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (iii) that the Company's commercial relationship with Mitsukoshi, Ltd. ("Mitsukoshi") and Mitsukoshi's ability to continue as a leading department store operator in Japan will continue; (iv) that Mitsukoshi and other department store operators in Japan, in the face of declining sales, will not close or consolidate stores in which TIFFANY & CO. boutiques are located; (v) that low or negative growth in the economy or in the financial markets will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (vi) that existing product supply arrangements, including license agreements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (vii) that the wholesale market for high-quality cut diamonds will provide continuity of supply and pricing; (viii) that new stores and other sales locations can be leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (ix) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations, and that warehousing and distribution productivity and capacity can be further improved to support the Company's worldwide distribution requirements; and (x) that no downturn in consumer spending will occur during the fourth quarter of any year.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 14, 1999, Dallas Galleria Limited ("Galleria") and Tiffany filed a joint stipulation dismissing with prejudice the lawsuit filed by Galleria, Tiffany's landlord at the Dallas Galleria retail branch store, against Tiffany. The lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division on March 24, 1999. The lawsuit sought to enforce a lease provision which would have prohibited Tiffany from operating a similar or competing store within a six-mile radius of the Galleria; the lawsuit claimed that Tiffany's store at Northpark Center in Dallas, Texas would have violated that provision. The lawsuit sought a declaration that the radius provision was valid and enforceable, a court order restraining Tiffany from operating a store in the Northpark Center, damages and attorneys fees. The lawsuit has been resolved on mutually agreeable terms that allow Tiffany to operate its store in Northpark Center.



Item 4.  Submission of Matters to a Vote of Security-Holders

At Registrant's Annual Meeting of Stockholders held on May 20, 1999 each of the nominees listed below was elected a director of Registrant to hold office until the next annual meeting of the stockholders and until his or her respective successor has been elected and qualified. Tabulated with the name of each of the nominees elected is the number of Common shares cast for each nominee and the number of Common shares withholding authority to vote for each nominee. Shares reported below have not been re-stated to reflect the subsequent stock split. There were no broker non-votes or abstentions with respect to the election of directors.

                  Nominee                   Voted For      Withholding Authority
                  William R. Chaney         31,714,529             136,890
                  Rose Marie Bravo          31,762,395              89,114
                  Samuel L. Hayes III       31,746,555             104,954
                  Michael J. Kowalski       31,422,583             120,757
                  Charles K. Marquis        31,762,720              88,789
                  James E. Quinn            31,726,971             124,538
                  William A. Shutze         31,730,029             121,480
                  Geraldine Stutz           31,736,644             114,865

At such meeting, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 60,000,000 to 120,000,000. With respect to such approval, 28,494,635 shares were voted to approve, 2,801,435 were voted against, and 16,540 shares abstained from voting. There were no broker non-votes with respect to the approval of the amendment to the Company's Restated Certificate of Incorporation.

The stockholders also approved the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company's fiscal 1999 financial statements. With respect to such appointment, 31,810,739 shares were voted to approve, 22,810 were voted against, and 17,960 shares abstained from voting. There were no broker non-votes with respect to the approval of the appointment of PricewaterhouseCoopers LLP.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          3.1 Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant's Report on Form 8-K dated May 16, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 20, 1999.

          3.2 By-Laws of Registrant (as last amended January 21, 1999.) Incorporated by reference from Exhibit 3.2 to Registrant's Report on Form 10-K for the Fiscal year ended January 31, 1999 and dated April 8, 1999.

          4.1 Amended and Restated Rights Agreement Dated as of September 22, 1998 by and between Registrant and ChaseMellon Shareholder Services L.L.C., as Rights Agent. Incorporated by reference from
               Exhibit 4.1 to Registrant's Report of Form 8-A/A dated September 24, 1998.

          27   Financial Data Schedule.

(b)      Reports on Form 8-K

               On July 20, 1999 Registrant filed a report on Form 8-K reporting that it would make a strategic investment in Aber Resources Ltd. ("Aber") by purchasing 14.9% of Aber's outstanding shares for a cost of approximately $72 million, form a joint venture with Aber and enter into a diamond supply agreement.


               On August 5, 1999 Registrant filed a report on Form 8-K reporting that it had entered into a Purchase Agreement with Merrill Lynch with respect to 1,450,000 shares of Registrant's common stock.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     TIFFANY & CO.
                                                     (Registrant)


Date: September 9, 1999              By:     /s/ James N. Fernandez
                                            ----------------------------
                                            James N. Fernandez
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

                                  EXHIBIT INDEX



Exhibit
Number


3.1 Certificate of Amendment of Certificate of Incorporation of Registrant dated May 20, 1999


27   Financial Data Schedule (submitted to SEC only)