Form 10-Q
period 1999-10-31
TIFFANY & CO
filed 1999-12-14
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934 for the quarter ended October 31, 1999.  OR


----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM ________ TO _____________.

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 72,358,012 shares outstanding at the close of business on October 31, 1999.

                                              TIFFANY & CO. AND SUBSIDIARIES
                                                    INDEX TO FORM 10-Q
                                          FOR THE QUARTER ENDED OCTOBER 31, 1999








PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.     Financial Statements

            Consolidated Balance Sheets - October 31, 1999
                (Unaudited), January 31, 1999 and
                October 31, 1998 (Unaudited)                                   3

            Consolidated Statements of Earnings - for the
                three and nine month periods ended
                October 31, 1999 and 1998 (Unaudited)                          4

            Consolidated Statements of Cash Flows - for
                the nine months ended October 31, 1999
                and 1998 (Unaudited)                                           5

            Notes to Consolidated Financial Statements
                (Unaudited)                                                 6-11


Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations              12-18



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                            19

                  (a)  Exhibits

                  (b)  Reports on Form 8-K

PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)



                                                                           October 31,       January 31,        October 31,
                                                                              1999               1999              1998
                                                                          --------------     -------------     --------------
                                                                           (Unaudited)                          (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                                               $       155,937    $      188,593    $        43,922
Accounts receivable, less allowances
  of $9,176, $8,106 and $7,778                                                  107,006           108,381             92,457
Inventories                                                                     575,962           481,439            519,427
Deferred income taxes                                                            30,251            18,061             21,286
Prepaid expenses and other current assets                                        34,502            19,170             34,754
                                                                        ----------------   ---------------   ----------------

Total current assets                                                            903,658           815,644            711,846

Property and equipment, net                                                     217,004           189,795            183,397
Deferred income taxes                                                             8,037             9,032              7,674
Other assets, net                                                               133,692            42,552             40,588
                                                                        ----------------   ---------------   ----------------

                                                                        $     1,262,391    $    1,057,023    $       943,505
                                                                        ================   ===============   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                   $        43,959    $       97,370    $       153,969
Accounts payable and accrued liabilities                                        194,253           140,660            154,052
Income taxes payable                                                             10,370            32,485              5,171
Merchandise and other customer credits                                           26,353            22,202             19,756
                                                                        ----------------   ---------------   ----------------

Total current liabilities                                                       274,935           292,717            332,948

Long-term debt                                                                  251,618           194,420             94,315
Postretirement/employment benefit obligations                                    22,990            21,539             21,176
Other long-term liabilities                                                      34,651            31,894             30,782

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 120,000 shares,
   issued and outstanding 72,358, 69,466 and 69,212                                 724               695                692
Additional paid-in capital                                                      290,395           184,890            180,831
Retained earnings                                                               393,587           344,223            294,289
Accumulated other comprehensive loss -
   Foreign currency translation adjustments                                      (6,509)          (13,355)           (11,528)
                                                                        ----------------   ---------------   ----------------

Total stockholders' equity                                                      678,197           516,453            464,284
                                                                        ----------------   ---------------   ----------------

                                                                        $     1,262,391    $    1,057,023    $       943,505
                                                                        ================   ===============   ================

See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)




                                                                    Three Months Ended              Nine Months Ended
                                                                       October 31,                      October 31,
                                                                ------------------------------   ------------------------------
                                                                    1999              1998            1999             1998
                                                                ------------      ------------   -------------     ------------

Net sales                                                       $   322,706       $   252,560     $   902,050      $   726,441

Cost of sales                                                       141,216           113,968         397,227          331,155
                                                                ------------      ------------   -------------     ------------

Gross profit                                                        181,490           138,592         504,823          395,286

Selling, general and administrative expenses                        142,008           116,137         393,949          327,385
                                                                ------------      ------------   -------------     ------------

Earnings from operations                                             39,482            22,455         110,874           67,901

Other expenses, net                                                   2,257             1,554           6,170            4,141
                                                                ------------      ------------   -------------     ------------

Earnings before income taxes                                         37,225            20,901         104,704           63,760

Provision for income taxes                                           15,263             8,779          43,604           26,993
                                                                ------------      ------------   -------------     ------------

Net earnings                                                    $    21,962       $    12,122     $    61,100      $    36,767
                                                                ============      ============   =============     ============


Net earnings per share:

     Basic                                                      $      0.30       $      0.17     $      0.86      $      0.52
                                                                ============      ============   =============     ============
     Diluted                                                    $      0.29       $      0.17     $      0.82      $      0.51
                                                                ============      ============   =============     ============

Weighted average number of common shares:

     Basic                                                           72,330            69,694          71,166           70,126
     Diluted                                                         75,602            71,050          74,117           72,090


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                                 Nine Months Ended
                                                                                                     October 31,
                                                                                         ---------------------------------
                                                                                                1999             1998
                                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                          $      61,100    $      36,767
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                              26,902           21,580
     Loss on equity investment                                                                     250            -
     Provision for uncollectible accounts                                                          992            1,217
     Reduction in reserve for product return                                                     -               (2,580)
     Provision for inventories                                                                   5,776            3,350
     Tax benefit from exercise of stock options                                                 17,676            5,432
     Deferred income taxes                                                                     (10,786)          (2,438)
     Provision for postretirement/employment benefits                                            1,451            1,055
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                                                         2,240           10,490
     Inventories                                                                               (79,628)        (114,704)
     Prepaid expenses                                                                          (13,963)         (12,219)
     Other assets, net                                                                         (16,789)          (2,550)
     Accounts payable                                                                            8,985           24,907
     Accrued liabilities                                                                        39,357            8,232
     Income taxes payable                                                                      (22,587)         (18,813)
     Merchandise and other customer credits                                                      3,438            1,764
     Other long-term liabilities                                                                 2,439            3,275
                                                                                         --------------   --------------

   Net cash provided by (used in) operating activities                                          26,853          (35,235)
                                                                                         --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Equity investment                                                                           (70,636)           -
   Capital expenditures                                                                        (52,743)         (47,112)
   Acquisitions, net of liabilities assumed                                                     (7,031)          (8,150)
   Proceeds from lease incentives                                                                4,316            3,063
                                                                                         --------------   --------------

   Net cash used in investing activities                                                      (126,094)         (52,199)
                                                                                         --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock                                                       71,426            -
   Proceeds from issuance of long-term debt                                                     47,498            -
   (Repayments of) proceeds from short-term borrowings                                         (55,435)          54,014
   Repurchase of Common Stock                                                                    -              (29,773)
   Proceeds from exercise of stock options                                                      14,832            8,643
   Cash dividends on Common Stock                                                              (11,736)          (8,780)
                                                                                         --------------   --------------

   Net cash provided by financing activities                                                    66,585           24,104
                                                                                         --------------   --------------

   Net decrease in cash and cash equivalents                                                   (32,656)         (63,330)
   Cash and cash equivalents at beginning of year                                              188,593          107,252
                                                                                         --------------   --------------

   Cash and cash equivalents at end of period                                            $     155,937    $      43,922
                                                                                         ==============   ==============


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

         The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO (last-in, first-out) method of inventory valuation, which is based on assumptions as to
         inflation  rates  and  projected  fiscal  year-end   inventory  levels)
         necessary to present fairly the Company's financial position as of October 31, 1999 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 1999 is derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Since the Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year, the results of operations for the three and nine months ended October 31, 1999 and 1998 are not necessarily indicative of the results of the entire fiscal year.

2.       SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------


         Supplemental cash flow information:

                                                                       October 31,       October 31,
         (in thousands)                                                    1999              1998
         --------------                                                ------------      -----------
         Cash paid during the nine months for:
          Interest                                                         $ 8,258           $ 5,187
                                                                       ============      ============
          Income taxes                                                     $59,171           $42,356
                                                                       ============      ============

         Details of businesses acquired in
          purchase transactions:

          Fair value of assets acquired                                    $ 7,048            $12,302
          Less: liabilities assumed                                             17              4,152
                                                                       ------------       ------------
          Net cash paid for acquisitions                                   $ 7,031            $ 8,150
                                                                       ============       ============
         Supplemental Noncash Investing
          and Financing Activities:

         Issuance of Common Stock for the
          Employee Profit Sharing and
          Retirement Savings Plan                                          $ 1,600            $ 1,400
                                                                       ============       ============


3.       INVENTORIES
         -----------

                                         October 31,           January 31,           October 31,
         (in thousands)                     1999                  1999                  1998
         --------------               ---------------       ---------------       ---------------
         Finished goods                     $507,933              $413,371              $444,555
         Raw materials                        64,338                66,258                76,149
         Work-in-process                       7,127                 3,599                 1,960
                                      ---------------       ---------------       ---------------
                                             579,398               483,228               522,664
         Reserves                             (3,436)               (1,789)               (3,237)
                                      ---------------       ---------------       ---------------
                                            $575,962              $481,439              $519,427
                                      ===============       ===============       ===============

         LIFO-based inventories at October 31, 1999, January 31, 1999 and October 31, 1998 were $432,860,000, $363,322,000 and $387,995,000, with the current cost exceeding the LIFO inventory value by approximately $16,870,000, $15,870,000 and $16,870,000 at the end of
         each period. The LIFO valuation method had no effect on net earnings for the three month period ended October 31, 1999 and 1998. The LIFO valuation method had the effect of decreasing net earnings by $0.01 and $0.02 per diluted share in each of the nine month periods ended October 31, 1999 and 1998.

4.       DEBT
         ----
         On October 26, 1999, the Company entered into a yen 5,500,000,000, five-year term loan agreement, bearing interest at the six-month
         Japanese LIBOR rate plus 50 basis points, adjusted every six months. The proceeds from this loan were primarily used to reduce short-term indebtedness in Japan.


5.       FINANCIAL HEDGING INSTRUMENTS
         -----------------------------
         On October 26, 1999, the Company entered into a five-year, yen 5,500,000,000 interest rate swap agreement. In addition to the interest on the yen 5,500,000,000 term loan, the Company will pay a fixed rate of interest of 1.815 percent and will receive the six-month Japanese LIBOR rate plus 50 basis points, adjusted every six months.

         In accordance with the Company's foreign currency hedging program, at October 31, 1999, the Company had outstanding purchased put options maturing at various dates through October 24, 2000, giving it the right, but not the obligation, to sell yen 13,186,000,000 for dollars at predetermined contract-exchange rates. If the market yen-exchange rates at maturity are below the contract rates, the Company will allow the options to expire. At October 31, 1999, there were no deferred unrealized gains on the Company's purchased put options.

         To mitigate the exchange rate fluctuations primarily related to intercompany inventory purchases for the Company's business in Japan, the Company enters into forward exchange yen contracts. At October 31, 1999, the Company had $19,421,000 of such contracts outstanding, which will mature on November 26, 1999. At October 31, 1998, the Company had $17,008,000 of such contracts outstanding, which subsequently matured on January 26, 1999.

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

         The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                         Three Months Ended              Nine Months Ended
                                                             October 31,                    October 31,
                                                      --------------------------    ----------------------------


         (in thousands)                                  1999          1998             1999          1998
         --------------                                  ----          ----             ----          ----
         Net earnings for basic
          and diluted EPS                               $21,962      $12,122          $61,100       $36,767
                                                      =========    =========        =========     =========

         Weighted average shares
          for basic EPS                                  72,330       69,694           71,166        70,126

         Weighted average incremental
          shares from assumed
          exercise of stock options:                      3,272        1,356             2,951        1,964
                                                      ---------    ---------        ----------    ---------

         Weighted average shares
          for diluted EPS                                75,602       71,050            74,117       72,090
                                                      ==========   =========        ==========    =========



7.       COMPREHENSIVE EARNINGS
         ----------------------
         Comprehensive earnings include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The Company's foreign currency translation adjustments, reported separately in stockholders' equity, are required to be included in the determination of comprehensive earnings.

         The components of comprehensive earnings were:


                                                        Three Months Ended                Nine Months Ended
                                                            October 31,                      October 31,
                                                  ----------------------------     ----------------------------

         (in thousands)                                   1999         1998             1999            1998
         --------------                                   ----         ----             ----            ----

         Net earnings                                   $21,962      $12,122          $61,100         $36,767
         Other comprehensive
          gain(loss):

         Foreign currency                                 7,097       11,977            6,846           6,871
          translation adjustments
                                                  --------------  -------------   ---------------   ------------

         Comprehensive earnings                         $29,059      $24,099          $67,946         $43,638
                                                  =============== =============   ===============   ============

         Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

8.       OPERATING SEGMENTS
         ------------------
         The Company operates three reportable business segments: U.S. Retail, International Retail and Direct Marketing (see Management's Discussion and Analysis of Financial Condition and Results of Operations for an overview of the Company's business). The Company's reportable segments represent channels of distribution that offer similar merchandise and service and marketing and distribution strategies. The Company's Executive Officers evaluate the performance of its operating segments on the basis of net sales and earnings from operations after the elimination of intersegment sales and transfers.


         Certain information relating to the Company's reportable operating segments is set forth below:

                                                      Three Months Ended                    Nine Months Ended
                                                          October 31,                          October 31,
                                               ----------------------------------    ---------------------------------

         (in thousands)                                1999               1998              1999               1998
         --------------                                ----               ----              ----               ----
         Net sales:
           U.S. Retail                          $     161,491     $      125,762     $     452,694      $     363,519
           International Retail                       132,869            101,249           371,917            290,987
           Direct Marketing                            28,346             25,549            77,439             71,935
                                               ---------------   ----------------   ---------------    ---------------
                                                $     322,706     $      252,560     $     902,050      $     726,441
                                               ===============    ===============    ==============    ===============

         Earnings from
         operations*:
              U.S. Retail                       $      30,715     $       19,833     $      87,735      $      65,346
              International Retail                     29,094             22,327            89,382             64,296
              Direct Marketing                          2,952              2,027            10,964              8,265
                                               ---------------   ----------------   ---------------    ---------------
                                                $      62,761     $       44,187     $     188,081      $     137,907
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

         The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:

                                                      Three Months Ended                       Nine Months Ended
                                                          October 31,                             October 31,
                                              ----------------------------------    -------------------------------------

         (in thousands)                              1999                1998                 1999                1998
         --------------                              ----                ----                 ----                ----
         Earnings from
          operations for
          reportable segments                  $   62,761         $   44,187          $   188,081           $  137,907
         Unallocated
          corporate expenses                      (23,279)           (21,732)             (77,207)             (70,006)
         Interest and other
          expenses, net                            (2,257)            (1,554)              (6,170)              (4,141)
                                            ---------------      ---------------    --------------        ---------------
         Earnings before
          income taxes                         $   37,225         $   20,901          $   104,704           $   63,760
                                            ===============      ===============    ===============       ===============


 9.     COMMON STOCK
        ------------
        On July 23, 1999, the Company issued 1,450,000 shares of its Common Stock at a price of $49.375 per share, resulting in net proceeds of $71,426,000. The net proceeds from the sale were added to the Company's working capital and have been used to support ongoing business expansion.

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

10.     EQUITY INVESTMENT
        -----------------
        On July 16, 1999, the Company made a strategic investment in Aber Resources Ltd. ("Aber"), a publicly-traded company headquartered in Canada, by purchasing 8 million shares of its common stock at a cost of $70,636,000, representing approximately 14.9% of Aber's outstanding shares. Aber holds a 40% interest in the Diavik Diamonds Project in Canada's Northwest Territories, an operation being developed to mine gem-quality diamond reserves. Production is expected to commence in 2003. This investment is included in Other assets, net and is accounted for under the equity method. The Company's share of Aber's results from operations has been included in Other expenses, net and is not material.

        In addition, the  Company  will form a joint venture and  enter into a
        diamond  purchase  agreement  with  Aber.   It  is  expected  that this
        commercial relationship will enable the Company to secure a considerable portion of its future diamond needs.

11.    SUBSEQUENT EVENTS
       -----------------

       On November 18, 1999, the Company's Board of Directors declared a quarterly dividend of $0.06 per common share. This dividend will be paid on January 10, 2000 to stockholders of record on December 20, 1999.

       On November 22, 1999, the Company purchased the land and building for its flagship store at Fifth Avenue and 57th Street, New York City, for a cash purchase price of $94,000,000, plus $5,300,000 in fees and expenses. The financial effect between the cost of leasing and the cost of ownership is not expected to have a significant impact upon earnings.

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

Net sales rose 28% in the three-month period (third quarter) ended October 31, 1999 and rose 24% in the nine-month period (year-to-date) ended October 31, 1999. Sales growth, combined with higher operating margins, resulted in net earnings growth of 81% in the third quarter and 66% in the year-to-date.

Net sales by channel of distribution were as follows:
----------------------------------------------------

                               Three months             Nine months
                            Ended October 31,        Ended October 31,
                           ------------------        -----------------
(in thousands)                 1999      1998           1999      1998
--------------             --------  --------       --------  --------
U.S. Retail                $161,491  $125,762       $452,694  $363,519
International Retail        132,869   101,249        371,917   290,987
Direct Marketing             28,346    25,549         77,439    71,935
                           --------  --------       --------  --------
                           $322,706  $252,560       $902,050  $726,441
                           ========  ========       ========  ========

U.S. Retail sales rose 28% in the third quarter and 25% in the year-to-date. This was primarily due to comparable store sales growth of 22% in the third quarter and 15% in the year-to-date, as well as from sales in new stores opened during the past year. Sales in the Company's flagship New York store rose 16% in the third quarter and 12% in the year-to-date, while comparable branch store sales increased 24% in the third quarter and 17% in the year-to-date. Comparable store sales growth primarily resulted from an increased number of transactions. In addition, purchases by domestic customers continued to account for the largest portion of the sales growth, although there was an increase in sales to foreign tourists. In 1999, the Company opened a second store in Dallas, Texas, a second store in Los Angeles, California, a store in Boca Raton, Florida and acquired the business of a TIFFANY & CO. boutique in Guam from Mitsukoshi Ltd. The Company's strategy is to open three to five new U.S. stores each year.

Wholesale sales to independent retailers in the U.S., which represented less than 3% of total Company sales, declined in the third quarter and the year-to-date. The Company will discontinue such business effective January 1, 2000, in order to focus on Company-operated store distribution in the U.S. Management does not expect that this decision will significantly impact the Company's financial position or earnings.

International Retail sales increased 31% in the third quarter and 28% in the year-to-date. In Japan, the Company's largest international market, comparable store sales in local currency rose 10% in the third quarter and 12% in the year-to-date due to sales growth throughout Japan. The Company's reported sales and earnings reflect either a translation-related benefit from a strengthening Japanese yen or a detriment from a strengthening U.S. dollar. The yen strengthened in 1999's third quarter and year-to-date and, as a result, total Japan retail sales, when translated into U.S. dollars, increased 34% and 30% in the third quarter and the year-to-date, respectively. The Company's hedging program uses yen put options in order to stabilize product costs over the short-term, despite exchange rate fluctuations. However, as a result of changes in the relationship between the yen and the dollar, the Company adjusts its retail prices when necessary to maintain its gross margin over the longer term.

In the Asia-Pacific region outside Japan, comparable store sales in local currencies rose 49% in the third quarter and 33% in the year-to-date due to improvement in most markets. In Europe, comparable store sales in local currencies rose 33% in the third quarter and 24% in the year-to-date, particularly due to strength in London.

The Company's international retail expansion in 1999 has included: in Japan, opening two new department store boutiques and renovating/expanding five existing boutiques and its Tokyo Ginza flagship store; expanding its Hong Kong-Landmark store; opening a second store in Mexico City; and opening a store in Paris.

Direct Marketing sales increased 11% in the third quarter and 8% in the year-to-date. Corporate sales increased 9% and 5% in the third quarter and year-to-date, while catalog sales rose 14% and 12% in the third quarter and year-to-date. The Company anticipates increasing its catalog mailings by approximately 7% in 1999.

Gross Profit
------------
Gross profit as a percentage of net sales was 56.2% in the third quarter and 56.0% in the year-to-date, compared with 54.9% and 54.4% in the respective prior-year periods. Management attributes the increases to favorable shifts in sales mix and leveraging of fixed costs, as well as product manufacturing/sourcing efficiencies and selective price increases. In order to maintain gross margin at, or above, prior-year levels, the Company's strategy includes selective price increases, achieving further product manufacturing/sourcing efficiencies and leveraging fixed costs.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased 22% in the third quarter and 20% in the year-to-date, primarily due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses. As a percentage of net sales, the operating expense ratios of 44.0% in the third quarter and 43.7% in the year-to-date represented improvements of 2.0 points and 1.4 points versus 1998. Management's ongoing objective is to reduce the expense ratio by leveraging the Company's fixed-expense base.

Other Expenses, net
-------------------
Other expenses, net rose in the third quarter and the year-to-date primarily due to higher interest expense related to a $100,000,000 long-term financing that the Company completed in December 1998. Management expects Other expenses, net in the next four quarters to be higher than prior-year levels resulting from the Company's purchase of its flagship store in New York in November 1999 (see Financial Condition).

Provision for Income Taxes
--------------------------
The provision for income taxes resulted in an effective tax rate of 41.0% in the third quarter and 41.6% in the year-to-date, compared with 42.0% and 42.3% in the respective 1998 periods. The lower rates were due to a shift in the geographical business mix toward lower-tax jurisdictions as a result of the Company's ongoing expansion program.

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

Accordingly, the Company has established a disciplined process to identify, prioritize and evaluate year 2000 problems and to replace or modify and test computer software and operating procedures. The objective of these efforts is to achieve year 2000 compliance with minimal impact on customer service or other disruption to, or loss of integrity in, business or financial operations.
Sources of potential failure in internal systems have been identified and conversion efforts have been completed.

The foregoing conversion efforts address "information technology" systems (i.e., those operated and maintained by the Company's U.S. based Information Technology staff, such as financial, order entry, inventory control and forecasting systems). An analysis has also been completed of all "non-information technology" systems (i.e., those using embedded microprocessor technology such as security systems, safes, telephone systems and warehouse automation equipment) and upgrades or replacements have been deployed as required. Other applications software is maintained on personal computers by end-users in the U.S. and by wholly-owned Company subsidiaries outside the U.S. Typically, such software has been purchased from third-party vendors and specific applications have been developed by the end-user. The Information Technology staff together with end-users has completed the determination of the significance of these applications to the Company and their status regarding year 2000 compliance. All significant applications have been remediated and tested year for 2000 compliance.

The Company has also evaluated year 2000 issues that may be experienced by key merchandise and service vendors in order to assess the potential effect of vendor failure on the Company's operations. The responses from key vendors and suppliers indicate that substantially all are year 2000 compliant at this time, will be year 2000 compliant before December 31, 1999, or are not dependent on computer technology to deliver products and services to the Company.

Contingency plans for manual and delayed information processing have also been completed. These plans were developed because of the possibility of year 2000 failures or service interruptions within the domestic and international network communications infrastructure that the Company relies upon for daily operations. These plans and procedures address both proactive and reactive measures that may be deployed to provide merchandise to stores and customers and continue domestic and international operations. While the Company currently expects no significant adverse effect in its business, financial condition, results of operations or cash flows due to year 2000 issues, its beliefs and expectations are based on assumptions that ultimately may prove to be inaccurate.

In addition to the cost of internal resources, the Company's total cost for achieving year 2000 compliance is estimated to be $8,500,000 for third-party service providers and will be incurred through the year ending January 31, 2000. Year 2000 costs for such providers are charged to operations as incurred and amounted to $1,403,000 in the year-to-date of 1999 and $8,363,000 on a cumulative basis.

FINANCIAL CONDITION
-------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs, which have increased due to the Company's expansion. Management believes that the Company's financial condition at October 31, 1999 provides sufficient resources to support current business activities and planned expansion.

The Company incurred a net cash inflow from operating activities of $26,853,000 in the nine months ended October 31, 1999 compared with an outflow of $35,235,000 in the nine months ended October 31, 1998. The improved cash flow primarily resulted from increased net earnings, as well as a decreased use of working capital.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $628,723,000 and 3.3:1 at October 31, 1999, compared with $522,927,000 and 2.8:1 at January 31, 1999 and $378,898,000 and 2.1:1 at October 31, 1998.

Accounts receivable at October 31, 1999 were 1% lower than at January 31, 1999 (which is a seasonal high-point) but were 16% higher than at October 31, 1998 due to sales growth.

Inventories (which represent the largest portion of assets) at October 31, 1999 were 20% higher than at January 31, 1999 and were 11% higher than at October 31, 1998. The increases were due to higher finished goods to support sales growth, new stores and new/expanded product offerings. In addition, the increases were also partly due to the translation effect of a stronger Japanese yen. The Company's ongoing objective is to improve inventory performance through: refinement of worldwide replenishment systems; focus on the specialized disciplines of product development, assortment planning and inventory management; improved presentation and management of display inventories in each store; assortment editing by product category; and a time-phased program of improvements in warehouse management and supply-chain logistics.

Capital expenditures in the nine months ended October 31, 1999 were $52,743,000, compared with $47,112,000 in the prior-year period. Based on current plans, management expects that capital expenditures will be approximately $75 million in 1999.

On July 16, 1999, the Company made a strategic investment in Aber Resources Ltd. ("Aber"), a publicly-traded company headquartered in Canada, by purchasing 8 million shares of its common stock at a cost of $70,636,000, representing approximately 14.9% of Aber's outstanding shares. Aber holds a 40% interest in the Diavik Diamonds Project in Canada's Northwest Territories, an operation being developed to mine gem-quality diamond reserves. Production is expected to commence in 2003. The investment is included in Other assets, net and is accounted for under the equity method. The Company's share of Aber's results from operations has been included in Other expenses, net and is not material.

In addition, the Company will form a joint venture and enter into a diamond-purchase agreement with Aber. It is expected that this commercial relationship will enable the Company to secure a considerable portion of its future diamond needs.

On July 23, 1999, the Company issued 1,450,000 shares of its Common Stock at a price of $49.375 per share, resulting in net proceeds of $71,426,000. The net proceeds from the sale were added to the Company's working capital and have been used to support ongoing business expansion.

On October 26, 1999, the Company entered into a yen 5,500,000,000, five-year term loan agreement, bearing interest at the six-month Japanese LIBOR rate plus 50 basis points, adjusted every six months. The proceeds were primarily used to reduce short-term indebtedness in Japan.

As a result of the above factors, net-debt (short-term borrowings and long-term debt less cash and cash equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $139,640,000 and 17% at October 31, 1999, compared with $103,197,000 and 17% at
January 31, 1999 and $204,362,000 and 31% at October 31, 1998.

On November 22, 1999, the Company purchased the land and building for its flagship store at Fifth Avenue and 57th Street, New York City, for a cash purchase price of $94,000,000, plus $5,300,000 in fees and expenses. The financial effect between the cost of leasing and the cost of ownership is not expected to have a significant impact upon earnings.

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

The Company uses an interest rate swap to manage its yen-denominated floating rate long-term debt in order to reduce the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          10.128 Translation of Loan Agreement between Tiffany & Co. Japan Inc. and the Fuji Bank, Ltd., Hong Kong Branch dated 22 October 1999, Guaranty issued in connection therewith by the Registrant and Agreement on Bank Transactions referenced in the aforesaid Loan Agreement; Schedule to the Master Agreement dated as of October 18, 1999 between The Chase
                    Manhattan Bank and Tiffany & Co. Japan Inc. (made with reference to International Swap Dealers Association, Inc. Master Agreement form copyrighted 1992), Guaranty dated October 18, 1999 issued in connection with such Master Agreement by Tiffany and Company, Tiffany & Co. International and Registrant in favor of The Chase Manhattan Bank and Confirmation issued October 29, 1999 by The Chase Manhattan Bank.

          27        Financial Data Schedule (SEC/EDGAR only).

(b)       Reports on Form 8-K

                    None



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TIFFANY & CO.
                                         (Registrant)


Date: December 13, 1999             By: /s/ James N. Fernandez
                                        ----------------------------------------
                                        James N. Fernandez
                                        Executive Vice President and
                                        Chief Financial Officer
                                       (principal financial officer)

                                  EXHIBIT INDEX



Exhibit
Number

10.128 Translation of Loan Agreement between Tiffany & Co. Japan Inc. and the Fuji Bank, Ltd., Hong Kong Branch dated 22 October 1999, Guaranty issued in connection therewith by the Registrant and Agreement on Bank Transactions referenced in the aforesaid Loan Agreement; Schedule to the Master Agreement dated as of October 18, 1999 between The Chase Manhattan Bank and Tiffany & Co. Japan Inc. (made with reference to International Swap Dealers Association, Inc. Master Agreement form copyrighted 1992), Guaranty dated October 18, 1999 issued in connection with such Master Agreement by Tiffany and Company, Tiffany & Co. International and Registrant in favor of The Chase Manhattan Bank and Confirmation issued October 29, 1999 by The Chase Manhattan Bank.


27        Financial Data Schedule
         (submitted to SEC only)