Form 10-K
period 2000-01-31
TIFFANY & CO
filed 2000-04-07
CIK 98246

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

FOR THE FISCAL YEAR ENDED JANUARY 31, 2000        COMMISSION FILE NUMBER: 1-9494

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                            ------------------------

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING. As of March 24, 2000 the aggregate market value of voting stock held by non-affiliates was $4,879,349,268.80. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters below.
                            ------------------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 72,535,551 shares of Common Stock outstanding as of March 24, 2000.
                            ------------------------

     The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant's Annual Report to Stockholders for the Fiscal Year Ended January 31, 2000 (Parts I, II and IV) and Registrant's Proxy Statement Dated April 7, 2000 (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

         (a)      General history of business.

         Registrant (also referred to as the "Company") is the parent corporation of Tiffany and Company ("Tiffany"). Charles Lewis Tiffany founded Tiffany's business in 1837. He incorporated Tiffany in New York in 1868. Registrant acquired Tiffany in 1984 and completed the initial public offering of Registrant's Common Stock in 1987.

         (b)      Financial information about industry segments.

         Registrant's operating segment information for the fiscal years ended January 31, 2000, 1999 and 1998 is incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2000 (Note
Q. "Operating Segments"). Executive Officers of the Company evaluate the performance of the Company's assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not available.

         (c)      Narrative description of business.

         As used below, the terms "Fiscal 1997", "Fiscal 1998" and "Fiscal 1999" refer to the fiscal years ended on January 31, 1998, 1999 and 2000, respectively. Registrant is a holding company, and conducts all business through its subsidiary corporations.

                                    Products

         Registrant's principal product categories are fine jewelry, timepieces, sterling silver goods, china, crystal, stationery, writing instruments, fragrances and personal accessories.

         Registrant offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. In Fiscal 1997, 1998 and 1999, approximately 73%, 74% and 77%, respectively, of Registrant's net sales were attributable to jewelry. See Merchandise Purchasing, Manufacturing and Raw Materials below. Designs are developed by employees, suppliers, independent designers and independent "name" designers. See Designer Licenses below.

         In the Fall of 1999 the Company introduced LUCIDA(TM), a square cut diamond and engagement ring setting.


- PAGE 2 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1999

         In addition to jewelry, the Company sells TIFFANY & CO. brand merchandise in the following categories: timepieces and clocks; sterling silver merchandise, including flatware, hollowware (tea and coffee services, bowls, cups and trays), trophies, key holders, picture frames and desk accessories; crystal, glassware, china and other tableware; custom engraved stationery; writing instruments; and fashion accessories, including men's ties. Fragrance products are sold under the trademarks TIFFANY, TRUESTE and TIFFANY FOR MEN. Tiffany also sells other brands of timepieces and tableware in its U.S. stores, and FARAONE brand jewelry in selected European stores. Registrant also offers a line of commercial glassware under the JUDEL trademark.

                           Distribution and Marketing

Channels of Distribution

         For financial reporting purposes, Registrant categorizes its sales as follows:

         U.S. Retail consists of retail sales transacted in company owned stores in the United States and wholesale sales to independent retailers in the United States. Wholesale sales of fragrance products to independent retailers in the Americas are also included (see U.S. Retail below);

         Direct Marketing consists of sales in the United States through a staff of specialized sales personnel who concentrate on business clients and sales through direct mail catalogs and through Registrant's Web site at www.tiffany.com (see Direct Marketing below); and

         International Retail consists of both retail and wholesale sales to customers located outside the United States (see International Retail below).

U.S. Retail

                               Fifth Avenue Store

         The Fifth Avenue store in New York accounts for a significant portion of the Company's sales and is the focal point for marketing and public relations efforts. Approximately 16%, 14% and 13% of total Company net sales for Fiscal 1997, 1998 and 1999 respectively, were attributable to the New York store's retail sales. Approximately 32,450 gross square feet in the New York building are devoted to retail selling.


- PAGE 3 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1999

                               U.S. Branch Stores

         At January 31, 2000 Tiffany had 37 branch stores in the United States. The following table identifies the location and year of opening of each U.S. branch store:

                                             U.S. BRANCH STORE OPENINGS
                                             --------------------------

    STORE LOCATION                           YEAR OPENED      STORE LOCATION                       YEAR OPENED
    --------------                           -----------      --------------                       -----------

    San Francisco, California                1963             Hackensack, New Jersey               1996
    Beverly Hills, California                1964             Chevy Chase, Maryland                1996
    Houston, Texas                           1964             Charlotte, North Carolina            1997
    Chicago, Illinois                        1966             Chestnut Hill, Massachusetts         1997
    Atlanta, Georgia                         1969             Cincinnati, Ohio                     1997
    Dallas, Texas                            1982             Honolulu, Hawaii (Hilton)            1997
    Boston, Massachusetts                    1984             Palo Alto, California                1997
    Costa Mesa, California                   1988             Denver, Colorado                     1998
    Philadelphia, Pennsylvania               1990             Honolulu, Hawaii (Surfrider)         1998
    Vienna, Virginia                         1990             Las Vegas, Nevada                    1998
    Palm Beach, Florida                      1991             Manhasset, New York                  1998
    Honolulu, Hawaii  (Ala Moana)            1992             Seattle, Washington                  1998
    San Diego, California                    1992             Scottsdale, Arizona                  1998
    Troy, Michigan                           1992             Century City, California             1999
    Bal Harbour, Florida                     1993             Dallas (NorthPark), Texas            1999
    Maui, Hawaii                             1994             Boca Raton, Florida                  1999
    Oak Brook, Illinois                      1994             Tamuning, Guam+                      1999
    King of Prussia, Pennsylvania            1995
    Short Hills, New Jersey                  1995
    White Plains, New York                   1995

+ Operated by Mitsukoshi (U.S.A.), Inc. until March 1999.

Each of the U.S. branch stores displays a representative selection of merchandise but none maintains the extensive selection carried by the New York store. Management currently contemplates the opening of new branch stores in the United States at the rate of approximately three to five per year. Tiffany has entered into lease agreements to open additional branches in 2000 in Wailea, Hawaii and Skokie, Illinois. See Item 2. Properties below for further information concerning U.S. Retail store leases. United States branch stores range in size from approximately 800 to 16,000 gross square feet and total approximately 302,000 gross square feet devoted to retail purposes. Prior to 1993, an average of approximately 45% of the floor space in each branch store was devoted to retail selling. Newer stores generally range from approximately 4,000 to 8,000 gross square feet and are designed to devote approximately 60-70% of total floor space to retail selling.


- PAGE 4 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1999

                           U.S. Wholesale Distribution

         In September 1999, the Company announced that it would discontinue wholesale sales of jewelry and tabletop products to third-party retailers in the U.S. This change will become effective during the first quarter of fiscal year 2000. Trade sales represented less than 3% of U.S. Retail Sales in Fiscal 1999. This change is not expected to have a significant impact on sales or profits and will enable the Company to better manage the TIFFANY & CO. brand and to focus on Company-operated store development.

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

                                    Catalogs

         Tiffany also distributes catalogs of selected merchandise to its proprietary list of mail and telephone customers and to mailing lists rented from third parties. Four seasonal SELECTIONS(R) catalogs are published, supplemented by COLLECTIONS and other catalogs. The following table sets forth certain data with respect to mail order operations for the periods indicated:

                                                                                         Fiscal Year

                                                                         1997                1998               1999
                                                                         ----                ----               ----
Number of names on catalog mailing list at year-end
(consists of customers who purchased by mail or telephone
prior to the applicable date):                                        817,100             964,000         1,099,000

Total catalog mailings during fiscal year (in millions):                 21.4                24.3              26.0

Total  mail or telephone orders received during fiscal year:          285,992             337,760           359,255


- PAGE 5 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1999

                                    Internet

         In November 1999, the Company commenced the distribution of a limited selection of merchandise through its Web site at www.tiffany.com. Approximately 235 items are available. The Company expects to refine and eventually expand its merchandise selection and services on the site based on customer needs. Most recently, the Company entered into a venture with Della.com for the development of online wedding gift registry services. The Company expects these services to be available by late 2000. A selection of TIFFANY & CO. merchandise suitable for wedding gifts will be available through the Della.com site.

International Retail

         Stores and boutiques included in the International Retail channel of distribution are listed below. For locations operated by Registrant's subsidiary corporations, Registrant records as sales the retail price charged to retail customers. For locations operated by third-party distributors, Registrant records as sales the wholesale price charged to the third-party distributors. In March 2000, the Company announced that it would discontinue wholesale sales of jewelry to third-party retailers in Europe. This change will become effective during fiscal year 2000. Trade sales in Europe represented less than 1% of International Retail sales in Fiscal 1999. This change is not expected to have a significant impact on sales or profits and will enable the Company to better manage the TIFFANY & CO. brand and to focus management efforts on Company-operated stores in Europe.



- PAGE 6 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1999

                             International Locations

-------------------------------------------------------------------------------------------------------------------
                                 LOCATIONS OPERATED BY REGISTRANT'S SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

                         JAPAN                                          ASIA-PACIFIC EXCLUDING JAPAN
      * Operated by Registrant's Subsidiaries with
                    Mitsukoshi, Ltd.
-------------------------------------------------------------------------------------------------------------------
Chiba, Mitsukoshi Department Store *                      Australia: Melbourne, Crown Casino
Fukuoka, Mitsukoshi *                                     Australia: Melbourne, Daimaru Department Store
Fukuoka, Mitsukoshi Department Store *                    Australia: Sydney, Chifley Plaza
Ginza, Mitsukoshi Department Store *                      Hong Kong: Landmark Center
Hamamatsu, Matsubishi Department Store                    Hong Kong: Mitsukoshi Department Store
Hiroshima, Mitsukoshi Department Store *                  Hong Kong: Pacific Place
Ikebukuro,  Mitsukoshi Department Store *                 Hong Kong: Peninsula Hotel
Kagoshima, Mitsukoshi Department Store *                  Hong Kong: Sogo Department Store
Kanazawa, Mitsukoshi *                                    Korea: Seoul, Grand Hyatt Hotel
Kawasaki , Saikaya Department Store                       Korea: Seoul, Hyundai Department Store
Kobe, Hotel Okura Kobe *                                  Korea: Seoul, Lotte Downtown Department Store
Kobe, Mitsukoshi Department Store *                       Malaysia: Suria KLCC City Centre+++
Kochi, Daimaru Department Store                           Singapore: Ngee Ann City
Kokura, Izutsuya Department Store                         Singapore: Raffles Hotel
Koriyama, Usui Department Store                           Taiwan: Kaohsiung, Hanshin Department Store
Kumamoto, Tsuruya Department Store                        Taiwan: Tainan, Mitsukoshi Department Store
Kurashiki, Mitsukoshi Department Store *                  Taiwan: Taipei, Regent Hotel
Kyoto, Daimaru Department Store                           Taiwan: Taipei, Sogo Department Store
Kyoto, Takashimaya Department Store
Matsuyama, Mitsukoshi Department Store*                   +++ Location opened February 2000.
Nagano, Mitsukoshi *
Nagoya Hoshigaoka, Mitsukoshi Dept. Store *               ---------------------------------------------------------
Nagoya Sakae, Mitsukoshi Department Store
Nagoya, Hilton Hotel *                                                             EUROPE
Nihonbashi, Mitsukoshi Department Store *
Niigata, Mitsukoshi Department Store *                    ---------------------------------------------------------
Oita, Tokiwa Department Store
Okayama, Ten Maya Department Store+                       England: London, Old Bond Street
Okinawa, Mitsukoshi Department Store *                    England: London, Harrod's Department Store
Osaka, Mitsukoshi Department Store *                      France:  Paris
Osaka, Righa Royal Hotel*++                               Germany: Frankfurt
Osaka, Takashimaya Department Store                       Germany: Munich
Sagamihara, Isetan Department Store                       Italy: Florence, FARAONE Store
Sapporo, Mitsukoshi Department Store *                    Italy: Milan
Sendai, Mitsukoshi Department Store *                     Switzerland: Zurich
Shinjuku, Mitsukoshi Department Store *
Shinsaibashi, Daimaru Department Store                    ---------------------------------------------------------
Shizuoka, Matsuza Kaya Department Store
Takamatsu, Mitsukoshi Department Store *                                     CANADA AND MEXICO
Tokyo Bay, Hotel Tokyu *
Tokyo, Ginza Flagship Store *                             ---------------------------------------------------------
Tottori , Daimaru Department Store
Umeda, Daimaru Department Store                           Canada: Toronto
Yokohama, Landmark Plaza, Mitsukoshi *                    Mexico: Mexico City, El Palacio de Hierro
Yokohama, Mitsukoshi Department Store *                   Mexico: Mexico City, Masaryk

+Location opened February 2000
++Location closed February 2000
-------------------------------------------------------------------------------------------------------------------



- PAGE 7 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1999

-----------------------------------------------------------------------------------------------------------------

                                      LOCATIONS OPERATED BY THIRD PARTIES

-----------------------------------------------------------------------------------------------------------------

                  CANADA                                                ASIA-PACIFIC

-----------------------------------------------------------------------------------------------------------------

Calgary, Holt-Renfrew Department Store      Australia: Gold Coast, DFS Store
Montreal, Holt-Renfrew Department Store     Australia: Sydney, DFS Store
Ottawa, Holt-Renfrew Department Store       Guam: DFS Store
Quebec, Holt-Renfrew Department Store       Hong Kong: DFS Store
Vancouver, Holt-Renfrew Department Store    India: Bombay, Group Beautiful
                                            Indonesia: Bali, DFS Store
                                            Japan: Tokyo (FARAONE) +
                                            Korea: Cheju, Korean Airlines (KAL) Duty Free Shop
                                            Korea: Pusan, Lotte Pusan Duty Free Shop ++
                                            Korea: Seoul, Hotel Lotte Duty Free Shop ++
                                            Korea: Seoul, Lotte World Duty Free Shop ++
                                            New Zealand: Auckland, DFS Store
                                            Philippines: Manila, Rustan's Department Store (Edsa Plaza)
                                            Philippines: Manila, Rustan's Makati Department Store (Makati)
                                            Saipan: DFS Store
                                            Singapore: DFS Store
                                            Taiwan: Taipei (until 4/00) +

                                            + Operated by Mitsukoshi, Ltd. Location closing April 2000.

                                            ++ Operated by Lotte Duty Free.

-----------------------------------------------------------------------------------------------------------------



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


- PAGE 8 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1999

Under the 93 Agreement, Mitsukoshi acts for Tiffany-Japan in the sale of merchandise owned by Tiffany-Japan and Registrant recognizes as revenues the retail price charged to the ultimate consumer in Japan. Tiffany-Japan holds inventories for sale, establishes retail prices, bears the risk of currency fluctuations, provides one or more brand managers in each boutique, controls merchandising and display within the boutiques, manages inventory and controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise. Mitsukoshi provides and maintains boutique facilities, staffs the boutiques with retail employees and assumes credit and certain other risks. Tiffany-Japan pays Mitsukoshi fees aggregating 27% of net retail sales made in such boutiques. Tiffany-Japan also pays Mitsukoshi an incentive fee of 5% of the amount by which boutique sales increase year-to-year, calculated on a per-boutique basis. In Tokyo, TIFFANY & CO. boutiques may be established only in Mitsukoshi's stores and TIFFANY & CO. brand jewelry may be sold only in such boutiques, or in a "flagship store" (see below). The mutual obligations described in this paragraph will expire on October 15, 2001.

         In Fiscal 1997, 1998 and 1999, respectively, total Japan sales represented 27%, 27% and 28% of Registrant's net sales. In Fiscal 1997, 1998 and 1999, respectively, sales made in TIFFANY & CO. boutiques located in Mitsukoshi's stores constituted 17%, 16% and 16% of Registrant's net sales.

         Under the 93 Agreement, Tiffany-Japan reserved the right to make TIFFANY & CO. brand jewelry available for sale in Tokyo in a single "flagship store", i.e., a TIFFANY & CO. store not located within a larger department store; however, Tiffany-Japan was required to offer to Mitsukoshi the opportunity to participate in the capitalization and ownership of a corporation which would operate the flagship store. In lieu of forming such a corporation, Mitsukoshi, Tiffany and Tiffany-Japan entered into an Agreement dated February 23, 1996 (the "FSS Agreement") governing the operation of a 7,700 square foot TIFFANY & CO. store in premises (the "Premises") located in Tokyo's Ginza shopping district (the "Flagship Store"). In June 1999 by Supplemental Agreement, the parties expanded the Premises to approximately 12,000 square feet. The FSS Agreement will expire on September 30, 2001. The Premises are leased by a third party to Tiffany-Japan for a fixed annual rental and subleased by Tiffany-Japan to Mitsukoshi on a percentage-of-sales basis (the "Sublease"). Tiffany-Japan completed, at its cost, all necessary improvements to prepare the Premises and delivered the Premises to Mitsukoshi in May 1996. Under the FSS Agreement, Tiffany-Japan bears all costs of operating the Premises. Tiffany-Japan selects and furnishes its own merchandise for display in the Flagship Store, prices the merchandise for retail sale, bears all risk of loss until the merchandise is sold to a customer and determines all issues of display, packaging, signage and advertising. Mitsukoshi acts for Tiffany-Japan in the sale of the merchandise, collects and holds the sales proceeds, makes credit available to customers, bears all credit losses and provides its point-of-sale transaction processing system (the "POS System"). Tiffany-Japan provides all necessary staff other than ten employees provided by Mitsukoshi. After compensating Tiffany-Japan on a percentage-of-sales basis for Sublease rent and staffing, Mitsukoshi retains 8.3% of net sales for most sales transactions in the Flagship Store. Management of the Flagship Store, other than with respect to the POS System, is the responsibility of Tiffany-Japan.

         On February 2, 1998, Tiffany purchased, as a going concern, the TIFFANY & CO. business operated on the island of Oahu, Hawaii, by an affiliate of Mitsukoshi under agreement with Tiffany. The transaction was structured as a purchase of assets. Tiffany paid a cash price of $8.1 million and


- PAGE 9 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 1999
agreed to make contingent payments equal to 3.75% of certain sales made by Tiffany on the island of Oahu after the date of the purchase and through January 31, 2003. On March 19, 1999, Tiffany purchased, as a going concern, the TIFFANY & CO. business operated in Guam by an affiliate of Mitsukoshi under agreement with Tiffany. The transaction was structured as a cash-for-stock purchase of the affiliate, under which Tiffany assumed all of the assets and liabilities of the affiliate. Tiffany paid a total cash price of $7.0 million.

         From 1989 through January 1999, Mitsukoshi Limited of Japan and its affiliated companies held a significant portion of the Registrant's Common Stock. As of January 31, 1999, Mitsukoshi's holdings represented 12.3% of Registrant's outstanding shares. In February 1999, Mitsukoshi sold all of its holdings of Registrant's Common Stock through a public offering.

                      International Wholesale Distribution

         Wholesale distribution of selected TIFFANY & CO. merchandise is also made through independent distributors in the countries listed below. Multiple doors are indicated in parentheses.

---------------------------------------------------------------------------------------------------------------------

                                        INTERNATIONAL WHOLESALE DISTRIBUTION

---------------------------------------------------------------------------------------------------------------------

                         EUROPE+                                     ASIA-PACIFIC, MIDDLE EAST AND RUSSIA

---------------------------------------------------------------------------------------------------------------------

Austria (2) *                  Luxembourg                  Bahrain (2)                 Lebanon (3)
Belgium                        Malta                       Egypt                       Oman
Czech Republic                 Monaco                      India *                     Qatar (2)
England (4)                    Spain (25)                  Israel (2)                  Russia (5)
Germany (30) *                 Switzerland (15) *          Japan (7) *                 Saudi Arabia (4) *
Greece/Cyprus (14)             Turkey (2)                  Jordan                      Syria
Italy (46) *                   Netherlands (3)             Kuwait (2) *                United Arab Emirates (3)*

---------------------------------------------------------------------------------------------------------------------

                        CARIBBEAN                                            CENTRAL/LATIN AMERICA

---------------------------------------------------------------------------------------------------------------------

Aruba (3)                      Jamaica (4)                 Argentina (4)               Panama (2)
Bahamas (2)                    Puerto Rico (5)             Brazil (2)                  Paraguay (4)
Bermuda (2)                    St. Maarten (2)             Costa Rica                  Uruguay
Dominican Republic (2)         St. Thomas (3)              Honduras (2)                Venezuela
Grand Cayman (2)                                           Mexico (6)

---------------------------------------------------------------------------------------------------------------------

* FARAONE merchandise also available in some locations.

+ Wholesale distribution in Europe will be discontinued in Fiscal 2000. See International Retail above.

         Management anticipates continued expansion of international wholesale distribution in Central/Latin American, Caribbean and Asia-Pacific regions as markets are developed.


- PAGE 10 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

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

         The Company's commercial relationship with Mitsukoshi and Mitsukoshi's ability to continue as a leading department store operator have been and will continue to be substantial factors in the Company's continued success in Japan. TIFFANY & CO. boutiques are located in 25 Mitsukoshi department stores and other retail locations operated with Mitsukoshi in Japan. The Company also operates 17 boutiques primarily in department stores other than Mitsukoshi, in locations within Japan but outside of Tokyo, and plans to open more.

         In recent years, the Japanese department store industry has, in general, suffered declining sales. There is a risk that such financial difficulties will force consolidations or store closings. Should one or more Japanese department store operators, such as Mitsukoshi, elect or be required to close one or more stores now housing a TIFFANY & CO. boutique, the Company's sales and earnings would be reduced while alternate premises are being obtained.

         Tiffany began its ongoing program of international expansion through proprietary retail stores in 1986 with the establishment of the London store. Company-operated international TIFFANY & CO. stores and boutiques range in size from approximately 400 to 14,000 gross square feet and total approximately 182,000 gross square feet devoted to retail purposes. The following chart details the growth in the Company's stores and boutiques since Fiscal 1987 on a worldwide basis:



- PAGE 11 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

=========================================================================================================================
                                                Worldwide Retail Locations
=========================================================================================================================

               Registrant's Subsidiary Companies                                          Independent
            ------------------------------------------------------------------------------------------------
                     Americas and Europe                      Asia-Pacific, Middle East, Americas
-------------------------------------------------------------------------------------------------------------------------
 End of                   Canada,
 Fiscal:      U.S.        Mexico          Europe        Japan       Elsewhere        Mitsukoshi      Others      Total
-------------------------------------------------------------------------------------------------------------------------
  1987          8            0             2             0             0                21            0           31
-------------------------------------------------------------------------------------------------------------------------
  1988          9            0             3             0             1                21            0           34
-------------------------------------------------------------------------------------------------------------------------
  1989          9            0             5             0             2                24            0           40
-------------------------------------------------------------------------------------------------------------------------
  1990         12            0             5             0             3                27            0           47
-------------------------------------------------------------------------------------------------------------------------
  1991         13            1             7             0             4                38            2           65
-------------------------------------------------------------------------------------------------------------------------
  1992         16            1             7             7             4                36            4           75
-------------------------------------------------------------------------------------------------------------------------
  1993         16            1             6            37             5                8             7           80
-------------------------------------------------------------------------------------------------------------------------
  1994         18            1             6            37             7                8             8           85
-------------------------------------------------------------------------------------------------------------------------
  1995         21            1             6            38             9                7             16          98
-------------------------------------------------------------------------------------------------------------------------
  1996         23            1             6            39             12               4             19         104
-------------------------------------------------------------------------------------------------------------------------
  1997         28            2             7            42             17               4             23         123
-------------------------------------------------------------------------------------------------------------------------
  1998         34            2             7            44             17               3             19         126
-------------------------------------------------------------------------------------------------------------------------
  1999         38            3             8            44             17               2             20         132
=========================================================================================================================



                            Advertising and Promotion

         Tiffany regularly advertises its business, primarily in newspapers and magazines. Prior to 1996, television advertising was used on a limited basis in Japan. Since then, television advertising has expanded into various other markets during the holiday season. Cooperative advertising funds are received from certain merchandise vendors and the Company also provides its domestic and international third-party distributors with cooperative advertising funds. In Fiscal 1997, 1998 and 1999, Tiffany spent approximately $51.8 million, $52.5 million and $57.3 million, respectively, on worldwide advertising, net of amounts contributed by vendors to Tiffany, but inclusive of cooperative advertising funds contributed by Tiffany to third party distributors and amounts expended to print and mail catalogs and brochures.


- PAGE 12 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

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

                                Designer Licenses

         Tiffany has been the sole licensee for jewelry designed by Elsa Peretti, Paloma Picasso and the late Jean Schlumberger since 1974, 1980 and 1956, respectively. In 1992, Tiffany acquired trademark and other rights necessary to sell the designs of the late Mr. Schlumberger under the TIFFANY-SCHLUMBERGER trademark. Ms. Peretti and Ms. Picasso retain ownership of copyrights for their designs and of their trademarks and exercise approval rights with respect to important aspects of the promotion, display, manufacture and merchandising of their designs and Tiffany is required by contract to devote a portion of its advertising budget to the promotion of their respective products; each is paid a royalty by Tiffany for jewelry and other items designed by them and sold under their respective names. Written agreements exist between Ms. Peretti and Tiffany and between Ms. Picasso and Tiffany but may be terminated by either party following six months notice to the other party. Tiffany is the sole retail source for merchandise designed by Ms. Peretti worldwide; however, she has reserved by contract the right to appoint other distributors in markets



- PAGE 13 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999
outside the United States, Canada, Japan, Singapore, Australia, Italy, the United Kingdom, Switzerland and Germany.

         The designs of Ms. Peretti accounted for 14%, 15% and 15% of the Company's net sales in Fiscal 1997, 1998 and 1999, respectively. Merchandise designed by Ms. Picasso accounted for 4%, 3% and 3% of the Company's net sales in Fiscal 1997, 1998 and 1999, respectively.

         Registrant's operating results could be adversely affected were it to cease to be a licensee of either of these designers or should its degree of exclusivity in respect of their designs be diminished.

             Merchandise Purchasing, Manufacturing and Raw Materials

         Merchandise offered for sale by the Company is supplied from Tiffany's workshops in New York City and Pelham, New York; Parsippany, New Jersey; Warwick, Rhode Island; Salem, West Virginia; and Paris, France and through purchases and consignments from others. The following table shows Tiffany's sources of merchandise, based on cost, for the periods indicated:

                                                                            Fiscal Years

                                                           1997                  1998                  1999
                                                           ----                  ----                  ----
Produced by Tiffany                                         31%                   31%                  37%
Purchased from others                                       69                    69                   63
                                                           ----                  ----                 ----
Total                                                      100%                  100%                 100%
                                                           ====                  ====                 ====

         The preceding figures include the cost of precious gems incorporated in such merchandise. Approximately 43% of the merchandise purchased from others in Fiscal 1999 was manufactured outside the United States.

         Gems and precious metals used in making Tiffany's jewelry may be purchased from a variety of sources. For the most part, purchases of such materials are from suppliers with which Tiffany enjoys long-standing relationships.

         Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 37%, 37% and 38% of Tiffany's net sales in Fiscal 1997, 1998 and 1999, respectively. Products containing one or more diamonds of one carat or larger accounted for less than 10% of net sales in each of those years. Tiffany purchases cut diamonds principally from three key vendors. Were trade relations between Tiffany and one or more of these vendors to be disrupted, the Company's sales would be adversely affected in the short term until alternative supply arrangements could be established. Diamonds of one carat or greater of the quality the Company demands are, on a relative basis, more difficult to acquire than smaller diamonds. Established sources for smaller stones would be more easily replaced in the event of a disruption in supply than would established sources for larger-sized stones.


- PAGE 14 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

         Except as noted above, Tiffany believes that there are numerous alternative sources for gems and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.

         In 1999, the Company announced its intention to form a joint arrangement and distribution contract with Aber Resources Ltd. ("Aber"), a publicly traded company headquartered in Canada. The Company strengthened this commercial relationship by making a substantial equity investment ($71 million) of 8 million shares in Aber, representing approximately 14.9% of its outstanding shares. It is expected that Tiffany's alliance with Aber, 40% owner of the Diavik Diamonds Project in Northwest Canada, will enable Tiffany to secure a significant portion of its future diamond needs once production commences. Production is expected to commence in 2003.

         Presently, the supply and price of rough (uncut and unpolished) diamonds in the principal world markets have been and continue to be significantly influenced by a single entity, the Central Selling Organization (the "CSO"), of De Beers Centenary AG, a Swiss corporation. The CSO supplies approximately 70% of the world market for rough, gem-quality diamonds, notwithstanding that its historical ability to control supplies has been somewhat diminished due to changing politics in diamond-producing countries and revised contractual arrangements with independent mine operators. Through its affiliates, the CSO continues to exert a significant influence on the demand for polished diamonds through its advertising and marketing efforts throughout the world.

         Tiffany does not purchase rough diamonds; in consequence, Tiffany does not purchase directly from the CSO. Some, but not all, of Tiffany's suppliers do purchase directly from the CSO. The availability and price of diamonds to the CSO and Tiffany's suppliers may be, to some extent, dependent on the political situation in diamond-producing countries (including war-torn African countries), the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. Sustained interruption in the supply of rough diamonds, an over-abundance of supply or a substantial change in the marketing arrangements described above or legislative initiatives intended to stem the flow of diamonds from war-torn regions could adversely affect Tiffany and the retail jewelry industry as a whole. The CSO has begun to offer to brand cut and polished diamonds with a proprietary trademark. This service will be offered to its direct purchasers. Such a change, coupled with a change in the marketing and advertising policies of the CSO's affiliates, could affect consumer demand for diamonds that do not bear the CSO's trademark. Tiffany may or may not carry such branded diamonds in the future.

         Finished jewelry is purchased from approximately 150 manufacturers, most of which have long-standing relationships with Tiffany. Tiffany believes that there are alternative sources for most jewelry items; however, due to the craftsmanship involved in certain designs, Tiffany would have difficulty in finding readily available alternatives in the short term.

         TIFFANY & CO. brand clocks and components for timepieces are manufactured and assembled by third parties. Approximately 47% of net watch sales during Fiscal 1999 were attributable to a single manufacturer. Tiffany contracts with a single manufacturer to produce its silver flatware patterns from Tiffany's proprietary tools and dies by use of Tiffany's traditional manufacturing techniques. Likewise, engraved stationery is purchased from a single manufacturer. Loss of any of these manufacturers could result in the unavailability of timepieces, silver flatware or



- PAGE 15 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999
engraved stationery, as the case may be, during the period necessary for Tiffany to arrange for new production.

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

         Registrant also faces increasing competition in the area of direct marketing. A growing number of direct sellers compete for access to the same mailing lists of known purchasers of luxury goods. In marketing service awards and business gifts to corporations and other organizations, the Company faces numerous competitors who sell a wide variety of products at a greater price range than the Company, which has chosen to offer a more limited selection in order to adhere to its established quality standards. Tiffany has only recently commenced the distribution of selected merchandise through its Web site at www.tiffany.com and anticipates increasing competition in this area as the technology evolves. Tiffany does not currently offer diamond engagement jewelry through its Web site, while certain of Tiffany's competitors do. Nonetheless, Tiffany will seek to maintain and improve its position in the Internet marketplace by refining and expanding its merchandise selection and services.

                                   Seasonality

         As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.

                                    Employees

         As of January 31, 2000, the Registrant's subsidiary corporations employed an aggregate of approximately 5,368 full-time and part-time persons. Of those employees, 4,462 are employed in the United States. Of Tiffany's total employees, approximately 2,022 persons are salaried employees, 491 are engaged in manufacturing and 2,493 are retail store personnel. None of the Company's employees is represented by a union. Registrant believes that relations with its employees are good.




- PAGE 16 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

ITEM 2.  PROPERTIES

         Registrant both owns and leases its principal operating facilities and occupies its various store premises under lease arrangements which are generally on a two to ten-year basis.

                                 New York Store

         In November 1999, Tiffany purchased the land and building housing its flagship store at 727 Fifth Avenue in New York City. Constructed for Tiffany in 1940, the building was designed to be a retail store for the Company and is believed to be well configured and located for this function. Approximately 32,450 gross square feet of this 124,000 square foot building are devoted to retail selling purposes, with the balance devoted to executive and administrative offices, certain product services, jewelry manufacturing and storage. Tiffany intends to add an additional elevator to accommodate customers. Prior to Tiffany's recent purchase of its flagship store, Tiffany leased the New York store building since 1984.

                            Customer Service Center

         In 1995, Tiffany entered into a lease of undeveloped property in Parsippany, New Jersey, in order to construct and occupy a new distribution facility. In April 1997, construction of the "Customer Service Center" ("CSC") on that property was completed and Tiffany commenced operations. The CSC is a combined warehouse, distribution, light manufacturing, computing and office center. It comprises approximately 269,000 square feet, of which approximately 96,000 square feet are devoted to office and computer operations use, with the balance devoted to warehousing, shipping, receiving, light manufacturing, merchandise processing and other distribution functions.

         The present term of the lease expires on January 31, 2001. Subject to the conditions stated in the lease, Tiffany may thereafter extend the term of the lease for eight separate one year periods. The rental rate will be approximately $13.33 per square foot throughout the remaining term of the lease and Tiffany must also pay all expenses of operating and maintaining the CSC, including property taxes. Subject to certain conditions stated in the lease governing the end of the lease term and Tiffany's obligation to pay specified costs and expenses, Tiffany has the right to purchase the CSC in each of fiscal years 2000 through 2008 for a scheduled purchase price that ranges from $35.2 to $27.8 million. Alternatively, if the CSC is sold to a third party for less than such scheduled purchase price, Tiffany would become liable for an end-of-term rental adjustment up to the amount of such deficiency (subject to a conditional maximum deficiency), and would, if the CSC is neither purchased by Tiffany nor sold to a third party, become liable for an end-of-term rental adjustment that would range from $30.9 to $24.6 million in fiscal years 2000 through 2008 depending on Tiffany's compliance with certain lease conditions. Registrant has guaranteed Tiffany's obligations under the CSC lease and provided certain financial covenants to the landlord's lenders in support of such guaranty consistent with financial covenants provided to Registrant's bank lenders.

         Registrant believes that the CSC has been properly designed to handle worldwide distribution functions and that it is suitable for that purpose. However, it will have to be expanded over the next few years to meet increased demand. Plans for that expansion are in progress. Moreover, with the anticipated growth in sales volume and company operated stores, the Company



- PAGE 17 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999
is presently considering the purchase or lease of an additional facility to manage the warehousing and processing of direct-to-customer orders and to perform other distribution functions.

                    Branch and Subsidiary Retail Store Leases

         Set forth below is the expiration date for each of Tiffany's existing branch and subsidiary retail store leases (and, where applicable, optional renewal terms):

-------------------------------------------------------------------------------------------------------------------------
                                         U.S. BRANCH STORE LEASES
-------------------------------------------------------------------------------------------------------------------------
CITY                   STATE/TERR.    LOCATION                             EXPIRATION DATE          RENEWAL OPTIONS
-------------------------------------------------------------------------------------------------------------------------
Atlanta                GA             Phipps Plaza Shopping Center         July 31, 2000            Two five-year terms
-------------------------------------------------------------------------------------------------------------------------
Bal Harbour            FL             Bal Harbour Shops                    May 31, 2003
-------------------------------------------------------------------------------------------------------------------------
Hackensack             NJ             Riverside Square Mall                September 30, 2006
-------------------------------------------------------------------------------------------------------------------------
Beverly Hills          CA             Two Rodeo Drive                      October 7,  2005         Two five-year terms
-------------------------------------------------------------------------------------------------------------------------
Boca Raton             FL             Town Center                          November 1, 2009         One five-year term
-------------------------------------------------------------------------------------------------------------------------
Boston                 MA             Copley Place                         July 31, 2009            Two five-year terms
-------------------------------------------------------------------------------------------------------------------------
Century City           CA             Century City Shopping Center         June 30, 2009
-------------------------------------------------------------------------------------------------------------------------
Charlotte              NC             SouthPark Mall                       December 31, 2007        One five-year term
-------------------------------------------------------------------------------------------------------------------------
Chestnut Hill          MA             The Atrium                           January 31, 2008         One five-year term
-------------------------------------------------------------------------------------------------------------------------
Chevy Chase            MD             5500 Wisconsin Avenue                January 31, 2006
-------------------------------------------------------------------------------------------------------------------------
Chicago                IL             730 North Michigan Avenue            October 1, 2012          Two five-year terms
-------------------------------------------------------------------------------------------------------------------------
Cincinnati             OH             Fountain Place                       November 30, 2012        Two five-year terms
-------------------------------------------------------------------------------------------------------------------------
Costa Mesa             CA             South Coast Plaza                    January 31, 2004         One five-year term
-------------------------------------------------------------------------------------------------------------------------
Dallas                 TX             The Galleria                         October 31, 2007
-------------------------------------------------------------------------------------------------------------------------
Dallas                 TX             NorthPark Center                     May 15, 2009             One five-year term
-------------------------------------------------------------------------------------------------------------------------
Denver                 CO             Cherry Creek Shopping Center         August 30, 2008          One five-year term
-------------------------------------------------------------------------------------------------------------------------
Honolulu               HI             Ala Moana Center                     January 31, 2000         Under negotiation
-------------------------------------------------------------------------------------------------------------------------
Honolulu               HI             Hilton Hawaiian Village              December 31, 2002        One five-year term
-------------------------------------------------------------------------------------------------------------------------
Honolulu               HI             Moana Surfrider                      January 31, 2001
-------------------------------------------------------------------------------------------------------------------------
Houston                TX             Galleria Post Oak                    September 30, 2001       One five-year term
-------------------------------------------------------------------------------------------------------------------------
Las Vegas              NV             Bellagio                             August 31, 2008          One ten-year term
-------------------------------------------------------------------------------------------------------------------------
King of Prussia        PA             King of Prussia Plaza                November 30, 2005        One five-year term
-------------------------------------------------------------------------------------------------------------------------
Manhasset              NY             Americana Shopping Center            August 14, 2008
-------------------------------------------------------------------------------------------------------------------------
Maui                   HI             Whalers Village                      July 31, 2004
-------------------------------------------------------------------------------------------------------------------------
Oak Brook              IL             Oakbrook Center                      April 30, 2009           Two five-year terms
-------------------------------------------------------------------------------------------------------------------------
Palm Beach             FL             259 Worth Avenue                     May 31, 2007             Two five-year terms
-------------------------------------------------------------------------------------------------------------------------
Palo Alto              CA             Stanford Shopping Center             May 31, 2007
-------------------------------------------------------------------------------------------------------------------------
Philadelphia           PA             The Bellevue                         November 16, 2005        One five-year term
-------------------------------------------------------------------------------------------------------------------------
San Diego              CA             Fashion Valley Shopping Center       December 31, 2007        One five-year term
-------------------------------------------------------------------------------------------------------------------------
San Francisco          CA             Union Square                         October 29, 2006         One ten-year term
-------------------------------------------------------------------------------------------------------------------------
Scottsdale             AZ             Fashion Square                       December 31, 2008        One five-year term
-------------------------------------------------------------------------------------------------------------------------
Seattle                WA             Pacific Place                        October 1, 2008          Two five-year terms
-------------------------------------------------------------------------------------------------------------------------
Short Hills            NJ             The Mall at Short Hills              August 31, 2005          One five-year term
-------------------------------------------------------------------------------------------------------------------------
Troy                   MI             The Somerset Collection              September 30, 2007
-------------------------------------------------------------------------------------------------------------------------
Tamuning               Guam           Tumon Sands Plaza                    September 30, 2001       One five-year term
-------------------------------------------------------------------------------------------------------------------------
Vienna                 VA             Fairfax Square                       March 31, 2010           One five-year term
-------------------------------------------------------------------------------------------------------------------------
White Plains           NY             The Westchester                      April 30, 2005           One five-year term
-------------------------------------------------------------------------------------------------------------------------




- PAGE 18 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

------------------------------------------------------------------------------------------------------------------------
                                       INTERNATIONAL BRANCH STORE LEASES
------------------------------------------------------------------------------------------------------------------------
COUNTRY               CITY              LOCATION                 EXPIRATION DATE            RENEWAL OPTIONS
------------------------------------------------------------------------------------------------------------------------
Australia             Sydney            Chifley Tower            October 18, 2004           One five-year term
------------------------------------------------------------------------------------------------------------------------
Australia             Melbourne         Crown Casino             May 7, 2000                Two three-year terms
------------------------------------------------------------------------------------------------------------------------
Canada                Toronto           85 Bloor Street          November 15, 2006          One seven-year term
------------------------------------------------------------------------------------------------------------------------
England               London            25 Old Bond Street       March 27, 2016
------------------------------------------------------------------------------------------------------------------------
France                Paris             6 Rue de la Paix         March 31, 2011
------------------------------------------------------------------------------------------------------------------------
Germany               Frankfurt         20 Goethestrasse         January 31, 2001           One ten-year term
------------------------------------------------------------------------------------------------------------------------
Germany               Munich            Residenzstrasse 11       January 31, 2004           One five-year term
------------------------------------------------------------------------------------------------------------------------
Hong Kong                               The Landmark             April 30, 2005
------------------------------------------------------------------------------------------------------------------------
Hong Kong             Kowloon           The Peninsula            February 28, 2002
------------------------------------------------------------------------------------------------------------------------
Hong Kong                               Pacific Place            October 31, 2000
------------------------------------------------------------------------------------------------------------------------
Italy                 Florence          Via Tornabuoni           December 31, 2001          One six-year term+
------------------------------------------------------------------------------------------------------------------------
Italy                 Milan             Via della Spiga          October 31, 2005
------------------------------------------------------------------------------------------------------------------------
Japan                 Tokyo             Ginza                    October 24, 2002           One three-year term
------------------------------------------------------------------------------------------------------------------------
Korea                 Seoul             Grand Hyatt Hotel        December 31, 2000          One two-year term
------------------------------------------------------------------------------------------------------------------------
Malaysia              Kuala Lumpur      Suria KL City Centre     November 30, 2002          Two three-year terms
------------------------------------------------------------------------------------------------------------------------
Mexico                Mexico City       El Palacio de Hierro     January 31, 2000           Under negotiation
------------------------------------------------------------------------------------------------------------------------
Mexico                Mexico City       Masaryk                  May 31, 2004               Two three-year terms
------------------------------------------------------------------------------------------------------------------------
Singapore                               Raffles Hotel            September 15, 2000
------------------------------------------------------------------------------------------------------------------------
Singapore                               Ngee Ann City            September 14, 2002         One one-year term
------------------------------------------------------------------------------------------------------------------------
Switzerland           Zurich            Bahnhofstrasse 14        September 30, 2000
------------------------------------------------------------------------------------------------------------------------
Taiwan                Taipei            Regent Hotel             September 15, 2000         One five-year term
------------------------------------------------------------------------------------------------------------------------

+ Renewal subject to conditions imposed by Italian law, including right of landlord to occupy premises for its own use.

                                New Store Leases

         In addition to the U.S. leases described herein on page 18, Tiffany has entered into the following new leases for domestic stores expected to open in 2000: a 10-year lease for a 6,800 square foot store at Old Orchard Center, Skokie, Illinois and a 10-year lease for a 2,965 square foot store at The Shops at Wailea in Maui, Hawaii.



- PAGE 19 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Registrant are:

NAME                        AGE     POSITION                                               YEAR JOINED TIFFANY

William R. Chaney           67      Chairman of the Board of Directors                         1980

Michael J. Kowalski         48      President and Chief Executive Officer                      1983

James E. Quinn              48      Vice Chairman                                              1986

Beth O. Canavan             45      Executive Vice President                                   1987

James N. Fernandez          44      Executive Vice President and                               1983
                                    Chief Financial Officer

Patrick B. Dorsey           49      Senior Vice President - General Counsel and                1985
                                    Secretary

Linda A. Hanson             39      Senior Vice President - Merchandising                      1990

Fernanda M. Kellogg         53      Senior Vice President - Public Relations                   1984

Caroline D. Naggiar         42      Senior Vice President - Marketing                          1997

John S. Petterson           41      Senior Vice President - Direct Marketing                   1988




- PAGE 20 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

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

Michael J. Kowalski. Mr. Kowalski was appointed President on January 18, 1996 and Chief Operating Officer from January 1997 until his appointment as Chief Executive Officer on February 1, 1999, succeeding William R. Chaney. He has served on Registrant's Board of Directors since January 1995. He previously served as Executive Vice President from March 19, 1992, with overall responsibility in the following areas: merchandising, marketing, advertising, public relations and product design. He has held a variety of merchandising management positions since joining Tiffany in 1983 as Director of Financial Planning.

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

Beth O. Canavan. Ms. Canavan joined the Company in May 1987 as Director of New Store Development. She later held the positions of Vice President, Retail Sales Development in 1990, Vice President and General Manager of the New York Store in 1992 and Eastern Regional Vice President in 1994. In 1997, she assumed the position of Senior Vice President for U.S. Retail. In January 2000, she was promoted to Executive Vice President responsible for retail sales activities in the U.S. and Canada, retail store expansion and customer service.

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



- PAGE 21 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

Caroline D. Naggiar. Ms. Naggiar joined Tiffany in June 1997 as Vice President-Marketing Communications. She assumed her current responsibilities in February 1998. Prior to joining Tiffany, she served as Vice President-Management Representative of McCann-Erickson Advertising from January 1993, where she was responsible for the Tiffany account.

John S. Petterson. Mr. Petterson joined Tiffany in 1988 as a management associate. He was promoted to Senior Vice President - Corporate Sales in May 1995 and in February 2000 his responsibilities were expanded to include Direct Mail and the E-Commerce business.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Registrant's Common Stock is traded on the New York Stock Exchange. On July 21, 1999, a two-for-one stock split was effected through a stock dividend. All share prices and dividend amounts have been restated to reflect the stock split. In consolidated trading the high and low selling prices per share for shares of such Common Stock for Fiscal 1998 were:

Fiscal 1998                                High                       Low
-----------                                ----                       ---
First Fiscal Quarter                       $26.00                     $19.88
Second Fiscal Quarter                      $24.44                     $20.09
Third Fiscal Quarter                       $22.75                     $13.50
Fourth Fiscal Quarter                      $32.50                     $16.75

         In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 1999 were:


Fiscal 1999                                High                       Low
-----------                                ----                       ---
First Fiscal Quarter                       $43.72                     $26.38
Second Fiscal Quarter                      $53.00                     $38.94
Third Fiscal Quarter                       $67.00                     $41.81
Fourth Fiscal Quarter                      $90.00                     $58.38

         On March 24, 2000, the high and low selling prices quoted on such exchange were $78.00 and $74.19 respectively. On March 24, 2000 there were 2,828 record holders of Registrant's Common Stock.

         It is Registrant's policy to pay a quarterly dividend of $0.06 per share of Common Stock, subject to declaration of such dividend by Registrant's Board of Directors. In Fiscal 1998, a dividend of $0.035 per share was paid on April 10, 1998. On May 21, 1998, Registrant's Board of Directors declared an increase in the regular quarterly dividend from $0.035 to $0.045 per share of Common Stock. Thereafter, dividends of $0.045 per share were paid on July 10, 1998, October 12, 1998 and January 11, 1999. In Fiscal 1999, a dividend of $0.045 per share of Common Stock was paid on April 12, 1999. The preceding dividends per share have been adjusted for a two-for-one stock split of the Common Stock in July 1999. On May 20, 1999, Registrant's Board of Directors declared an increase in the regular quarterly dividend from $0.045 to $0.06 per share of Common


- PAGE 22 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

Stock. Thereafter, dividends of $0.06 per share of Common Stock were paid on July 21, 1999, October 12, 1999, and January 10, 2000.

         In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Report on Form 10-K, 875,328 shares of Registrant's Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2000, pages 14-15.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2000, pages 16-22.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2000, pages 23-42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from Registrant's Proxy Statement dated April 7, 2000, pages 7-8 and 23-25.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from Registrant's Proxy Statement dated April 7, 2000, pages 11-21.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from Registrant's Proxy Statement dated April 7, 2000, pages 6-7.


- PAGE 23 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Registrant's Proxy Statement dated April 7, 2000, page 14.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)     List of Documents Filed As Part of This Report:

1.  Financial Statements:

Data incorporated by reference from
the 1999 Annual Report to Stockholders
of Tiffany & Co. and Subsidiaries:

Report of Independent Accountants
(following this Form 10-K)

Consolidated Statements of Earnings
for the years ended January 31, 2000, 1999, and 1998

Consolidated Balance Sheets
as of January 31, 2000 and 1999

Consolidated Statements of Stockholders' Equity for the years ended January 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows
for the years ended January 31, 2000, 1999 and 1998

Notes to consolidated financial statements

2.  Financial Statement Schedules:

         The following financial statement schedule should be read in conjunction with the consolidated financial statements incorporated by reference herein:

II.      Valuation and qualifying accounts and reserves.

All other schedules have been omitted since they are neither applicable nor required, or because the information required is included in the consolidated financial statements and notes thereto.



- PAGE 24 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

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

3.1a Amendment to Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant's Report on Form 8-K dated May 20, 1999.

3.2 By-Laws of Registrant (as last amended January 21, 1999). Incorporated by reference from Exhibit 3.2 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

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

10.111a Rider No. 1 to Agreement referred to in Exhibit 10.111, dated September 21, 1999.

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




- PAGE 25 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

Exhibit       Description

10.116a Amendments Nos. 6-8 to Credit Agreement referred to in Exhibit 10.116 above, dated, respectively October 6, 1998, November 30, 1998 and March 8, 1999. Incorporated by reference from Exhibit 10.116a filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.116b Amendments Nos. 9-11 to Credit Agreement referred to in previously filed Exhibit 10.116 dated, respectively, July 15, 1999, October 20, 1999 and February 14, 2000.

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

10.119a Amendment No. 1 to the Agreement and Consent to Assignment dated as of December 1, 1995 among Registrant, Tiffany and Fleet National Bank of Connecticut, as Collateral Trustee referenced in Exhibit 10.119 above, dated November 3, 1998. Incorporated by reference from Exhibit 10.119a filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

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

10.122a Amendment No. 1 to the Agreement referred to in Exhibit 10.122 above, dated November 18, 1998. Incorporated by reference from Exhibit 10.122a filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.


- PAGE 26 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

Exhibit  Description

10.123 Agreement made effective as of February 1, 1997 by and between Tiffany and Elsa Peretti. Incorporated by reference from Exhibit 10.123 to Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1997 and dated April 8, 1997.

10.126 Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B, and 4.7 thereto, dated as of December 30, 1998 in respect of Registrant's $60 million principal amount 6.90% Series A Senior Notes due December 30, 2008 and $40 million principal amount 7.05% Series B Senior Notes due December 30, 2010. Incorporated by reference from Exhibit 10.126 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.128 Translation of Loan Agreement between Tiffany & Co. Japan Inc. and the Fuji Bank, Ltd., Hong Kong Branch dated 22 October 1999, Guaranty issued in connection therewith by the Registrant and Agreement on Bank Transactions referenced in the aforesaid Loan Agreement; Master dated of between The Chase Bank Tiffany & Inc (made with reference to International Swap Dealers Association, Inc. Master 1992 Guaranty dated October 18, 1999 issued in connection with such Master Agreement by Tiffany and Company, Tiffany & Co. International and Registrant in favor of The Chase Manhattan Bank) and Confirmation issued October 29, 1999 by The Chase Manhattan Bank. Incorporated by reference from
         Exhibit 10.128 filed with Registrant's Report on Form 10-Q for the Fiscal quarter ended October 31,1999.

13.1 Annual Report to Stockholders for Fiscal Year Ended January 31, 2000 (pages 14-42 of such Annual Report have been filed in electronic format).

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

4.3a Standard terms of stock option award (transferable and non-transferable) under Registrant's 1998 Employee Incentive Plan, as revised January 21, 1999. Incorporated



- PAGE 27 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

Exhibit  Description

         by reference from Exhibit 4.3a filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

4.4      Registrant's 1998 Directors Option Plan. Incorporated by reference from
         Exhibit 4.3 to Registrant's Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

4.4a Standard terms of stock option award (transferable non-qualified option) under Registrant's 1998 Directors Option Plan, as revised January 21, 1999. Incorporated by reference from Exhibit 4.4a filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.3 Registrant's 1986 Stock Option Plan and terms of stock option agreement, as last amended on July 16, 1998. Incorporated by reference from Exhibit 10.3 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.25 Amended and Restated Deferred Compensation Agreement originally made effective December 31, 1989 by and between William R. Chaney and Tiffany and Company, and subsequently amended February 8, 1999. Incorporated by reference from Exhibit 10.25 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

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

10.106 Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as amended effective October 1, 1998. Incorporated by reference from Exhibit 10.106 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.108 Registrant's Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit 10.108 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.



- PAGE 28 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

Exhibit  Description

10.109 Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1993 and dated April 12, 1993.

10.113 Tiffany and Company Pension Plan, as last amended effective December 21, 1998. Incorporated by reference from Exhibit 10.113 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

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

10.115a Riders Nos. 2 and 3, dated October 18, 1998 and March 20, 1999, respectively to Split Dollar Life Insurance Agreements between and among William R. Chaney and Tiffany and Company, and respectively, the 1994 Chaney Family Trust u/a 2/23/94 and the Babette C. Chaney et al. Trust u/a 2/23/94. Incorporated by reference from Exhibit 10.115a filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.127 Retention Agreements dated March 30, 1999 between and among Registrant and Tiffany and, respectively, each of the following executive officers: Michael J. Kowalski, James E. Quinn, James N. Fernandez and Patrick B. Dorsey and Appendices I to III to each of those Agreements. Incorporated by reference from Exhibit 10.127 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

REGISTRANT WILL FURNISH COPIES OF ANY OF THE FOREGOING EXHIBITS TO ANY REGISTERED HOLDER OF THE REGISTRANT'S COMMON STOCK UPON PAYMENT OF A FEE OF $.15 PER PAGE FURNISHED, WHICH FEE REPRESENTS REGISTRANT'S EXPENSES IN FURNISHING SUCH EXHIBIT.


- PAGE 29 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

(b)      Reports on Form 8-K.

         On November 23, 1999, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing the purchase of the land and building housing its flagship store at 727 Fifth Avenue, New York.

         On January 6, 2000, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing preliminary unaudited sales figures for the two-month period ending December 31, 1999.

         On March 2, 2000, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing its sales and earnings for the three-month period and Fiscal Year ended January 31, 2000.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TIFFANY & CO.
                                          (Registrant)




Date: April 7, 2000                By:    /s/ Michael J. Kowalski
                                          -----------------------
                                          Michael J. Kowalski
                                          President and Chief Executive Officer


- PAGE 30 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:    /s/ William R. Chaney                                   By:    /s/ Michael J. Kowalski
       ----------------------------------                             -------------------------------
       William R. Chaney                                              Michael J. Kowalski
       Chairman of the Board                                          President and Chief Executive Officer
       (director)                                                     (principal executive officer) (director)

By:    /s/ James N. Fernandez                                  By:    /s/ Warren S. Feld
       ----------------------------------                             -------------------------------
       James N. Fernandez                                             Warren S. Feld
       Executive Vice President                                       Vice President
       (principal financial officer)                                  (principal accounting officer)

By:    /s/ Rose Marie Bravo                                    By:    /s/ James E. Quinn
       ----------------------------------                             -------------------------------
       Rose Marie Bravo                                               James E. Quinn
       Director                                                       Vice Chairman
                                                                      (director)

By:    /s/ Samuel L. Hayes, III                                By:    /s/ William A. Shutzer
       ----------------------------------                             -------------------------------
       Samuel L. Hayes, III                                           William A. Shutzer
       Director                                                       Director

By:    /s/ Charles K. Marquis                                  By:    /s/ Geraldine Stutz
       ----------------------------------                             -------------------------------
       Charles K. Marquis                                             Geraldine Stutz
       Director                                                       Director


April 7, 2000


- PAGE 31 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

                                                      PRICEWATERHOUSECOOPERS LLP




                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors & Shareholders of Tiffany & Co.

Our audits of the consolidated financial statements referred to in our report dated February 29, 2000 appearing in the fiscal 1999 Annual Report to Shareholders of Tiffany & Co. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP

New York, New York
February 29, 2000



- PAGE 32 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

                                  EXHIBIT INDEX

SEE PAGES 25 THROUGH 29 FOR A COMPLETE LIST OF EXHIBITS FILED, INCLUDING EXHIBITS INCORPORATED BY REFERENCE FROM PREVIOUSLY FILED DOCUMENTS.

EXHIBIT  DESCRIPTION

10.111a Rider No. 1 to Agreement referred to in Exhibit 10.111, dated September 21, 1999.

10.116b Amendments Nos. 9-11 to Credit Agreement referred to in previously filed Exhibit 10.116 dated, respectively July 15, 1999, October 20, 1999 and February 14, 2000.

13.1 Annual Report to Stockholders for Fiscal Year Ended January 31, 2000 (pages 14-42 of such Annual Report have been filed in electronic format).

21.1     Subsidiaries of Registrant.

23.1     Consent of PricewaterhouseCoopers LLP, independent accountants.

27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission).




- PAGE 33 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 1999

                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

----------------------------------------------------------------------------------------------------------------------------------
Column A                               Column B                      Column C                    Column D             Column E

----------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                         -----------------------------------
                                         Balance at        Charged to
                                         beginning          costs and          Charged to                          Balance at end
                 Description             of period          expenses         other accounts     Deductions            of period
----------------------------------------------------------------------------------------------------------------------------------

Year Ended
   January 31, 2000:

Reserves deducted from
   assets:

Accounts receivable allowances:

   Doubtful accounts                     $4,680,955        $2,173,026            - -            $1,716,262 (a)       $5,137,719

   Sales returns                          3,425,457         1,153,200            - -               - -                4,578,657

Allowance for inventory
   liquidation and
   obsolescence                          15,654,894         4,274,113            - -             5,768,726 (b)       14,160,281

Allowance for inventory
   shrinkage                              1,788,742         3,921,920            - -             3,084,874 (c)        2,625,788

LIFO reserve                             15,870,000              - -             - -             2,377,827           13,492,173



-------------------

     (a)  Uncollectible accounts written off.
     (b)  Liquidation of inventory previously written down to market.
     (c)  Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


-----------------------------------------------------------------------------------------------------------------------------------
Column A                                Column B                     Column C                 Column D               Column E

-----------------------------------------------------------------------------------------------------------------------------------

                                                                    Additions
                                                         --------------------------------

                                         Balance at       Charged to
                                         beginning         costs and        Charged to                             Balance at end
                 Description             of period         expenses       other accounts          Deductions          of period
-----------------------------------------------------------------------------------------------------------------------------------

Year Ended
   January 31, 1999:

Reserves deducted from
   assets:

Accounts receivable allowances:

   Doubtful accounts                      $4,068,327       $2,073,975       $    - -            $1,461,347 (a)        $4,680,955

   Sales returns                           2,920,148          505,309            - -                     0             3,425,457


Allowance for inventory
   liquidation and
   obsolescence                           16,112,265        5,727,108            - -             6,184,479 (b)        15,654,894

Allowance for inventory
   shrinkage                               1,726,535        4,156,366            - -             4,094,159 (c)         1,788,742

LIFO reserve                              15,870,000             - -             - -                  - -             15,870,000


-------------------

     (a)  Uncollectible accounts written off.
     (b)  Liquidation of inventory previously written down to market.
     (c)  Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


-----------------------------------------------------------------------------------------------------------------------------------
Column A                          Column B                    Column C                    Column D              Column E

-----------------------------------------------------------------------------------------------------------------------------------

                                                               Additions
                                                  --------------------------------------

                                     Balance at       Charged to
                                     beginning         costs and         Charged to                            Balance at end
                 Description         of period         expenses        other accounts       Deductions            of period
-----------------------------------------------------------------------------------------------------------------------------------

Year Ended
   January 31, 1998:

Reserves deducted from
   assets:

Accounts receivable allowances:

   Doubtful accounts                 $3,579,541       $2,469,286         $   - -            $1,980,500 (a)       $4,068,327

   Sales returns                      3,284,844         (364,696)            - -                 - -              2,920,148


Allowance for inventory
   liquidation and
   obsolescence                      13,790,944        5,885,724             - -             3,564,403 (b)       16,112,265

Allowance for inventory
   shrinkage                          1,743,169        2,217,964             - -             2,234,598 (c)        1,726,535

LIFO reserve                         14,870,000        1,000,000             - -                  - -            15,870,000


-------------------

     (a)  Uncollectible accounts written off.
     (b)  Liquidation of inventory previously written down to market.
     (c)  Physical inventory losses.