Form 10-Q
period 2000-04-30
TIFFANY & CO
filed 2000-06-07
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934 for the quarter ended April 30, 2000. OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934 for the transition from ________ to _____________.



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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 72,634,551 shares outstanding at the close of business on April 30, 2000.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2000





PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets - April 30, 2000
                       (Unaudited), January 31, 2000 and
                       April 30, 1999 (Unaudited)                              3

                  Consolidated Statements of Earnings - for the
                       three months ended April 30, 2000
                       and 1999 (Unaudited)                                    4

                  Consolidated Statements of Cash Flows - for
                       the three months ended April 30, 2000
                       and 1999 (Unaudited)                                    5

                  Notes to Consolidated Financial Statements
                       (Unaudited)                                          6-11


Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       12-17



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                            18

                  (a)  Exhibits

                  (b)  Reports on Form 8-K

PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)



                                                                              April 30,      January 31,           April 30,
                                                                                2000             2000                1999
                                                                          --------------     -------------     --------------
                                                                            (Unaudited)                          (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                                               $       199,167    $      216,936    $       140,250
Accounts receivable, less allowances
  of $10,578, $9,716 and $9,149                                                 106,423           119,356             92,599
Inventories, net                                                                525,594           504,800            523,480
Deferred income taxes                                                            35,005            30,212             23,393
Prepaid expenses and other current assets                                        26,591            20,357             24,887
                                                                        ----------------   ---------------   ----------------

Total current assets                                                            892,780           891,661            804,609

Property and equipment, net                                                     326,368           322,400            194,352
Deferred income taxes                                                             6,141             6,235              8,574
Other assets, net                                                               132,336           123,266             47,022
                                                                        ----------------   ---------------   ----------------

                                                                        $     1,357,625    $    1,343,562    $     1,054,557
                                                                        ================   ===============   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                   $        28,964    $       20,646    $        82,729
Accounts payable and accrued liabilities                                        178,897           176,101            144,897
Income taxes payable                                                             25,146            53,954              9,896
Merchandise and other customer credits                                           30,060            30,275             22,619
                                                                        ----------------   ---------------   ----------------
Total current liabilities                                                       263,067           280,976            260,141

Long-term debt                                                                  250,179           249,581            193,465
Postretirement/employment benefit obligations                                    23,924            23,165             21,908
Other long-term liabilities                                                      33,854            32,764             32,946

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 240,000 shares,
  issued and outstanding 145,269, 144,952 and 140,798                             1,453             1,450              1,408
Additional paid-in capital                                                      303,994           293,173            203,978
Retained earnings                                                               494,444           473,819            357,222
Accumulated other comprehensive loss -
  Foreign currency translation adjustments                                      (13,290)          (11,366)           (16,511)
                                                                        ----------------   ---------------   ----------------

Total stockholders' equity                                                      786,601           757,076            546,097
                                                                        ----------------   ---------------   ----------------

                                                                        $     1,357,625    $    1,343,562    $     1,054,557
                                                                        ================   ===============   ================

See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)




                                                                                Three Months Ended
                                                                                    April 30,
                                                                          -----------------------------------
                                                                                2000                1999
                                                                          ---------------      --------------

Net sales                                                                  $    343,252        $    272,277

Cost of sales                                                                   147,734             123,981
                                                                          ---------------      --------------

Gross profit                                                                    195,518             148,296

Selling, general and administrative expenses                                    142,123             118,857
                                                                          ---------------      --------------

Earnings from operations                                                         53,395              29,439

Other expenses, net                                                               2,685               1,582
                                                                          ---------------      --------------

Earnings before income taxes                                                     50,710              27,857

Provision for income taxes                                                       20,285              11,700
                                                                          ---------------      --------------

Net earnings                                                               $     30,425        $     16,157
                                                                          ===============      ==============


Net earnings per share:

     Basic                                                                 $       0.21        $       0.12
                                                                          ===============      ==============
     Diluted                                                               $       0.20        $       0.11
                                                                          ===============      ==============

Weighted average number of common shares:

     Basic                                                                       145,098             140,160
     Diluted                                                                     151,836             145,404


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                              Three Months Ended
                                                                                                   April 30,
                                                                                  -----------------------------------------
                                                                                           2000                   1999
                                                                                           ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                  $          30,425      $          16,157
    Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                          10,565                  8,216
      Loss on equity investment                                                                 993                    -
      Provision for uncollectible accounts                                                      256                    296
      Provision for inventories                                                               5,010                  2,985
      Tax benefit from exercise of stock options                                              4,363                  9,056
      Deferred income taxes                                                                  (4,664)                (4,917)
      Loss on disposal of fixed assets                                                           32                    -
      Provision for postretirement/employment benefits                                          759                    369
    Changes in assets and liabilities:
      Accounts receivable                                                                    14,260                 12,542
      Inventories                                                                           (26,914)               (49,151)
      Prepaid expenses and other current assets                                              (6,265)                (5,750)
      Other assets, net                                                                      (2,625)                  (378)
      Accounts payable                                                                        7,783                  5,795
      Accrued liabilities                                                                    (4,597)                   299
      Income taxes payable                                                                  (28,613)               (22,228)
      Merchandise and other customer credits                                                   (185)                   417
      Other long-term liabilities                                                             1,646                  1,000
                                                                                  ------------------     ------------------

    Net cash provided by (used in) operating activities                                       2,229                (25,292)
                                                                                  ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                    (15,261)               (12,719)
    Equity investment                                                                        (8,019)                   -
    Acquisitions, net of liabilities assumed                                                    -                   (7,031)
    Proceeds from lease incentives                                                            1,500                  2,684
                                                                                  ------------------     ------------------

    Net cash used in investing activities                                                   (21,780)               (17,066)
                                                                                  ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (repayment of) short-term borrowings, net                                   9,385                (12,310)
    Repurchase of Common Stock                                                               (5,757)                   -
    Proceeds from exercise of stock options                                                   3,462                  9,145
    Cash dividends on Common Stock                                                           (4,348)                (3,158)
                                                                                  ------------------     ------------------

    Net cash provided by (used in) financing activities                                       2,742                 (6,323)
                                                                                  ------------------     ------------------

    Effect of exchange rate changes on
      cash and cash equivalents                                                                (960)                   338
                                                                                  ------------------     ------------------
    Net decrease in cash and cash equivalents                                               (17,769)               (48,343)
    Cash and cash equivalents at beginning of year                                          216,936                188,593
                                                                                  ------------------     ------------------

    Cash and cash equivalents at end of three months                              $         199,167      $         140,250
                                                                                  ==================     ==================


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

         The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO(last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of April 30, 2000 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 2000 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Since the Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year, the results of its operations for the three months ended April 30, 2000 and 1999 are not necessarily indicative of the results of the entire fiscal year.

2.       SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         Supplemental cash flow information:

                                                    April 30,        April 30,
         (in thousands)                               2000             1999
         --------------
                                                   -----------      -----------

         Cash paid during the three months for:

          Interest                                    $   744          $ 1,223
                                                   ===========      ===========
          Income taxes                                $47,802          $28,316
                                                   ===========      ===========

         Details of businesses acquired
          in Purchase transactions:

          Fair value of assets acquired               $     -          $ 7,048

          Less: liabilities assumed                         -               17
                                                   -----------      -----------
          Net cash paid for acquisitions              $     -          $ 7,031
                                                   ===========      ===========
         Supplemental Noncash Investing
          And Financing Activities:

         Issuance of Common Stock for the
          Employee Profit Sharing and
          Retirement Savings Plan                     $ 3,300          $ 1,600
                                                   ===========      ===========

3.       INVENTORIES

                                     April 30,            January 31,            April 30,
         (in thousands)                   2000                   2000                 1999
         --------------
                                 ------------------   -------------------    -------------------

         Finished goods               $448,383               $438,499              $439,466
         Raw materials                  75,666                 62,116                81,492
         Work-in-process                 7,330                  6,810                 4,954
                                 ------------------    ------------------    -------------------
                                       531,379                507,425               525,912
         Reserves                       (5,785)                (2,625)               (2,432)
                                 ------------------    ------------------    -------------------
                                      $525,594               $504,800              $523,480
                                 ==================    ==================    ===================

         LIFO-based inventories at April 30, 2000, January 31, 2000 and April 30, 1999 were $400,261,000, $377,588,000 and $411,328,000, with the current cost exceeding the LIFO inventory value by approximately $14,446,000, $13,492,000 and $16,521,000 for the periods then ended.
         The LIFO valuation method had no effect on net earnings for the three months ended April 30, 2000 and had the effect of decreasing net earnings by $0.01 per diluted share in the three month period ended April 30, 1999.

4.       FINANCIAL HEDGING INSTRUMENTS
         -----------------------------

         In accordance with the Company's foreign currency hedging program, at April 30, 2000, the Company had outstanding purchased put options maturing at various dates through April 24, 2001, giving it the right, but not the obligation, to sell yen 12,114,000,000 for dollars at predetermined contract-exchange rates. If the market yen-exchange rates at maturity are below the contract rates, the Company will allow the options to expire. At April 30, 2000 there were no deferred unrealized gains on the Company's purchased put options.

         To mitigate the exchange rate fluctuations primarily related to intercompany inventory purchases for the Company's business in Japan, the Company enters into forward exchange yen contracts. At April 30, 2000, the Company had $30,762,000 of such contracts outstanding, which will mature on May 26, 2000. At April 30, 1999, the Company had $13,540,000 of such contracts outstanding which matured on May 26, 1999.

5.       EARNINGS PER SHARE
         ------------------

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

         The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                     Three Months Ended
                                                         April 30,
                                               --------------------------------

         (in thousands)                               2000              1999
         --------------                               ----              ----

         Net earnings for basic
          and diluted EPS                             $30,425           $16,157
                                                ==============     ============
         Weighted average shares
          for basic EPS                               145,098           140,160

         Incremental shares from
          assumed exercise of
          stock options                                 6,738             5,244
                                                --------------     ------------
         Weighted average shares
          for diluted EPS                             151,836           145,404
                                                ==============     ============


6.       COMPREHENSIVE EARNINGS
         ----------------------

         Comprehensive earnings include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The Company's foreign currency translation adjustments, reported separately in stockholders' equity, are required to be included in the determination of comprehensive earnings.

         The components of comprehensive earnings were:

                                                     Three Months Ended
                                                         April 30,
                                               --------------------------------

         (in thousands)                              2000               1999
         --------------                              ----               ----

         Net earnings                              $30,425            $16,157
         Other comprehensive
          loss:
         Foreign currency
          translation adjustments                   (1,924)            (3,156)
                                               --------------      -------------
         Comprehensive earnings                    $28,501            $13,001
                                               ==============      =============

         Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

7.       OPERATING SEGMENTS
         ------------------

         The Company operates its business in three reportable segments: U.S. Retail, International Retail and Direct Marketing (see Management's Discussion and Analysis of Financial Condition and Results of Operations for an overview of the Company's business). The Company's reportable segments represent channels of distribution that offer similar merchandise, service, marketing and distribution strategies. In deciding how to allocate resources and assess performance, the Company's Executive Officers regularly evaluate the performance of its operating segments on the basis of net sales and earnings from operations, after the elimination of intersegment sales and transfers.


         Certain information relating to the Company's reportable operating segments is set forth below:

                                                     Three Months Ended
                                                          April 30,
                                            ------------------------------------
         (in thousands)                        2000                   1999
         -----------------------          ---------------        ---------------
         Net sales:
           U.S. Retail                    $    169,192           $    131,691

           International Retail                147,446                117,474

           Direct Marketing                     26,614                 23,112
                                          ---------------        ---------------
                                          $    343,252           $    272,277
                                          ===============        ===============

         Earnings from operations*:

           U.S. Retail                    $     43,356           $     24,124

           International Retail                 35,988                 28,964

           Direct Marketing                        220                    382
                                          ---------------        ---------------
                                          $     79,564           $     53,470
                                          ===============        ===============

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

         The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:

                                                    Three months Ended
                                                         April 30,
                                              ----------------------------------
         (in thousands)                             2000               1999
         ---------------------              -----------------   ----------------

         Earnings from operations
          for reportable segments            $     79,564       $      53,470

         Unallocated corporate expenses           (26,169)            (24,031)

         Interest and other expenses, net          (2,685)             (1,582)

                                            -----------------   ----------------
         Earnings before income taxes        $     50,710       $      27,857
                                            =================   ================

8.       INVESTMENT
         ----------

         On February 24, 2000, the Company announced an approximate 5.4% equity interest in Della.com, Inc. ("Della") a provider of on-line wedding gift registry services. Immediately thereafter, the Company entered into a Gift Registry Service Agreement, whereby the Company agreed to offer products through Della's site and whereby Della agreed to develop an on-line wedding gift registry for the Company.

         On April 27, 2000, Della.com merged with and into Wedcom Inc. with the consequence that the Company's equity interest in Della.com was converted to an approximate 2.7% interest in Wedcom Inc., assuming the conversion of all outstanding preferred shares to common. The Company is accounting for this investment in accordance with the cost method as provided in Accounting Principles Board Opinion No. 18, as amended.

9.       SUBSEQUENT EVENTS
         -----------------

         On May 18, 2000, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of common shares authorized from 120,000,000 shares to 240,000,000 shares.

         On May 18, 2000, the Board of Directors declared a two-for-one split of the Company's Common Stock, to be effected in the form of a share distribution (stock dividend) payable on July 20, 2000 to stockholders of record on June 20, 2000. Accordingly, April 30, 2000 balances reflect the split with an increase in Common Stock and a corresponding reduction in paid-in capital that represents the increase in par value of approximately $726,350. Stock options and per share data have also been retroactively adjusted to reflect the split.

         -----------------------------

         In addition, the Board of Directors approved a 33% increase in the Company's quarterly cash dividend to $0.08 per share on "pre-split" shares to be paid on July 20, 2000 to stockholders of record on June 20, 2000. Future quarterly dividends, subject to declaration by the Board of Directors, are expected to be paid at the rate of $0.04 per share following the stock split.

PART I.  Financial Information
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
Overview
--------
The Company operates three channels of distribution: U.S. Retail includes retail sales in Company-operated stores in the U.S. and wholesale sales of fragrance products to independent retailers in the Americas; International Retail includes retail sales in Company-operated stores and boutiques, corporate sales and wholesale sales to independent retailers and distributors in the Asia-Pacific region, Europe, Canada, the Middle East and Latin America; and Direct Marketing includes corporate (business-to-business), catalog and Internet sales in the U.S.

All references to full years relate to the fiscal year that ends on January 31 of the following calendar year.

Net sales increased 26% in the three-month period (first quarter) ended April 30, 2000. Sales growth and a higher operating margin resulted in an 88% increase in net earnings.

Net sales by channel of distribution were as follows:
-----------------------------------------------------

                               Three months
                              Ended April 30,
                           ------------------
(in thousands)                 2000      1999
--------------             --------  --------
U.S. Retail                $169,192  $131,691
International Retail        147,446   117,474
Direct Marketing             26,614    23,112
                           ------------------
                           $343,252  $272,277
                           ==================

U.S. Retail sales rose 28% in the first quarter due to 28% growth in comparable store sales. Sales in the Company's flagship New York store rose 19% while comparable branch store sales increased 32%. Comparable store sales growth resulted from an increased number of transactions and an increase in the average price per unit sold. Sales growth was primarily due to increased purchases by domestic customers, although sales to foreign tourists also increased. Four new stores opened in 1999 also contributed to U.S. Retail sales growth. Effective January 2000, the Company discontinued wholesale sales to independent retailers in the U.S., in order to focus on Company-operated stores. The elimination of wholesale shipments offset incremental retail sales from new stores. As part of the Company's strategy to open three to five new U.S. stores each year, the Company opened a store in Skokie, Illinois in May 2000 and plans to open stores in Greenwich, Connecticut and Maui, Hawaii in late-summer and late-fall, respectively.

International Retail sales increased 26% in the first quarter. In Japan, the Company's largest international market, total and comparable store sales in yen rose 15% primarily due to increased unit transactions. The Company's reported sales and earnings reflect either a translation-related benefit from a strengthening Japanese yen or a detriment from a strengthening U.S. dollar. The yen in 2000's first quarter was stronger than the prior year and, as a result, total Japan retail sales, when translated into U.S. dollars, increased 27% in the first quarter. The Company's hedging program uses yen put options to stabilize product costs over the short-term despite exchange rate fluctuations. Also, the Company adjusts its retail prices from time to time to address changes in the yen/dollar relationship and local competitive pricing. In the Asia-Pacific region outside Japan, comparable store sales in local currencies rose 32% in the first quarter due to increased sales in Company-operated stores. In Europe, comparable store sales in local currencies rose 25% in the first quarter, due to strength in London and increased sales in most other markets. On March 2, 2000, the Company announced that, effective July 2000, it will discontinue wholesale distribution of jewelry, watches and accessories in Europe in order to focus on Company-operated stores. Management does not expect this decision to significantly impact the Company's financial position, earnings or cash flows. International Retail expansion plans in 2000 include: a new store in Kuala Lumpur, Malaysia (which opened in the first quarter); opening two new department store boutiques (one opened in the first quarter) and renovating/expanding three existing boutiques in Japan; opening/replacing locations in Hong Kong, Taiwan and Korea; and opening an additional department-store boutique in Mexico City.

Direct Marketing sales increased 15% in the first quarter. Corporate division sales rose 10% due to an increased number of orders. Catalog and Internet (which commenced in November 1999) sales rose a combined 23%. The Company anticipates a slight decline in its catalog mailings in 2000 to improve mailing productivity. The Company is also in the process of enhancing its Internet operations, and plans to increase the number of products available for purchase by customers in 2000.

Gross Profit
------------
Gross profit as a percentage of net sales was 57.0% in the first quarter, compared with 54.5% in the prior-year. Management attributes the increase to favorable shifts in sales mix and to the leverage effect of fixed costs on increased sales, as well as product manufacturing/sourcing efficiencies. In order to maintain gross margin at, or above, prior-year levels, the Company's strategy includes selective price adjustments, achieving further product manufacturing/sourcing efficiencies and leveraging fixed costs.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased 20% in the first quarter, primarily due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses. As a percentage of net sales, the operating expense ratio of 41.4% in the first quarter represented a 2.3 point improvement from 1999's first quarter. Management's ongoing objective is to reduce the expense ratio by leveraging the Company's fixed-expense base.

Other Expenses, net
-------------------
Other expenses, net rose in the first quarter, due to higher interest expense and the Company's share of the results of operations of Aber Resources Ltd. ("Aber"), partly offset by higher interest income. Management expects Other expenses, net for the remainder of 2000 to be higher than 1999 (see Financial Condition).

Provision for Income Taxes
--------------------------
The provision for income taxes resulted in an effective tax rate of 40.0% in the first quarter, compared with 42.0% in 1999's first quarter. The lower rate was due to a shift in the geographical business mix toward lower-tax jurisdictions as a result of the Company's ongoing expansion program. Management expects a similar rate for the remainder of 2000.

FINANCIAL CONDITION
-------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs, which have increased due to the Company's expansion. Management believes that the Company's financial condition at April 30, 2000 provides sufficient resources to support current business activities and planned expansion.

The Company incurred a net cash inflow from operating activities of $2,229,000 in the three months ended April 30, 2000 compared with an outflow of $25,292,000 in the three months ended April 30, 1999. The improved cash flow primarily
resulted  from   increased  net   earnings,   as  well  as  improved   inventory
productivity.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $629,713,000 and 3.4:1 at April 30, 2000, compared with $610,685,000 and 3.2:1 at January 31, 2000 and $544,468,000 and 3.1:1 at April 30, 1999.

Accounts receivable at April 30, 2000 were 11% lower than at January 31, 2000 (which is a seasonal high-point) but were 15% higher than at April 30, 1999 due to sales growth.

Inventories (which represent the largest portion of assets) at April 30, 2000 were 4% higher than at January 31, 2000 but increased less than 1% over April 30, 1999. The Company's ongoing objectives are: to refine worldwide replenishment systems; to focus on the specialized disciplines of product development, category management and sales demand forecasting; to improve presentation and management of display inventories in each store; and to improve warehouse management and supply-chain logistics.

Capital expenditures in the three months ended April 30, 2000 were $15,261,000, compared with $12,719,000 in the prior-year period. Based on current plans, management expects that capital expenditures will be approximately $135 million in 2000, compared with $171 million in 1999. Capital expenditures in 2000 will include costs related to openings, renovations and expansions of stores, distribution and office facilities, as well as the cost related to construction of a jewelry manufacturing facility in Rhode Island. The largest portion of capital expenditures in 1999 was for the Company's purchase of the land and building for its flagship store at Fifth Avenue and 57th Street, New York City.

In July 1999, the Company made a strategic investment in Aber, a publicly-traded company headquartered in Canada, by purchasing 8 million shares of its common stock at a cost of $70,636,000, representing approximately 14.9% of Aber's outstanding shares. Aber holds a 40% interest in the Diavik Diamonds Project in Canada's Northwest Territories, an operation being developed to mine gem-quality reserves. Production is expected to commence in 2003. The investment is included in Other assets, net and is being accounted for under the equity method. The Company's share of Aber's results from operations has been included in Other expenses, net and amounted to a loss of $993,000. In addition, the Company will form a joint venture and enter into a diamond-purchase agreement with Aber. It is expected that this commercial relationship will enable the Company to secure a considerable portion of its future diamond needs.

On February 24, 2000, the Company announced an approximate 5.4% equity interest in Della.com, Inc. ("Della"), a provider of on-line wedding gift registry services. Immediately thereafter, the Company entered into a Gift Registry Service Agreement, whereby the Company agreed to offer products through Della's site and whereby Della agreed to develop an on-line wedding gift registry for the Company. On April 27, 2000, Della.com merged with and into Wedcom Inc. with the consequence that the Company's equity interest in Della.com was converted to an approximate 2.7% interest in Wedcom Inc., assuming the conversion of all outstanding preferred shares to common.

In November 1997, the Board of Directors authorized the repurchase of up to $100,000,000 of the Company's Common Stock in the open market over a three-year period. The timing and actual number of shares to be purchased depends on a variety of factors such as price and other market conditions. In the first quarter of 2000, the Company purchased 200,000 shares at a cost of $5,757,000, or an average cost of $28.78 per share. On a cumulative basis, the Company has purchased 4,294,400 shares at a total cost of $44,464,000, or an average of $10.35 per share. Shares and per share data have been adjusted for the July 2000 and 1999 two-for-one splits of the Company's Common Stock.

In July 1999, the Company issued 2,900,000 shares of its Common Stock at a price of $24.69 per share, resulting in net proceeds of $71,426,000. The net proceeds from the issuance were added to the Company's working capital and have been used to support strategic initiatives and ongoing business expansion.

Net-debt (short-term borrowings and long-term debt less cash and cash equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $79,976,000 and 9% at April 30, 2000, compared with $53,291,000 and 7% at January 31, 2000 and $135,944,000 and 20% at April 30, 1999.

In October 1999, the Company entered into a yen 5,500,000,000, five-year loan agreement, bearing interest at the six-month Japanese LIBOR plus 50 basis points, adjusted every six months (the "floating rate"). The proceeds from this loan were used to reduce short-term indebtedness in Japan. Concurrently, the Company entered into a yen 5,500,000,000 five-year interest rate swap agreement whereby the Company will pay a fixed rate of 1.815% and receive the floating rate.

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

Market Risk
-----------
The Company is exposed to market risk from fluctuations in foreign currency exchange rates and interest rates, which could impact its consolidated financial position, results of operations and cash flows. The Company manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading or speculative purposes and does not maintain such instruments that may expose the Company to significant market risk.

The Company uses foreign currency-purchased put options and, to a lesser extent, foreign-exchange forward contracts to reduce its risk in foreign currency-denominated transactions and to minimize the impact of a significant strengthening of the U.S. dollar on foreign currency-denominated transactions. Gains or losses on these instruments substantially offset losses or gains on the assets, liabilities and transactions being hedged. The Company's primary net foreign currency market exposure is the Japanese yen. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

The Company also manages its portfolio of fixed-rate debt to reduce its exposure to interest rate changes. The fair value of the Company's fixed-rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in gains or losses in the market value of this debt due to differences between market interest rates and rates at the inception of the debt obligation. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations, or in how such exposure is managed in the near future.

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

Risk Factors
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, catalog mailings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that sales in Japan will not decline substantially; (ii) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (iii) that the Company's commercial relationship with Mitsukoshi, Ltd. ("Mitsukoshi") and Mitsukoshi's ability to continue as a leading department store operator in Japan will continue; (iv) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores in which TIFFANY & CO. boutiques are located; (v) that low or negative growth in the economy or in the financial markets will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (vi) that existing product supply arrangements, including license agreements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (vii) that the wholesale market for high-quality cut diamonds will provide continuity of supply and pricing; (viii) that the investment in Aber achieves its financial and strategic objectives; (ix) that new stores and other sales locations can be leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (x) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations, and that warehousing and distribution productivity and capacity can be further improved to support the Company's worldwide distribution requirements; and (xi) that no downturn in consumer spending will occur during the fourth quarter of any year.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27        Financial Data Schedule (SEC/EDGAR only).

         (b)      Reports on Form 8-K

                  On March 3, 2000 Registrant filed a report on Form 8-K reporting that Registrant issued a press release announcing its sales and earnings for the three-month period and fiscal year ended January 31, 2000.

                  On April 18, 2000 Registrant filed a report on Form 8-K reporting that Registrant issued a press release announcing its first quarter to-date sales were strong and earnings were projected to exceed security analysts' expectations.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TIFFANY & CO.
                                        (Registrant)


Date: June 06, 2000                 By: /s/ James N. Fernandez
                                        ----------------------------
                                        James N. Fernandez
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)

                                 EXHIBIT INDEX

Exhibit
Number

27                            Financial Data Schedule