Form 10-Q
period 2000-07-31
TIFFANY & CO
filed 2000-08-31
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 for the quarter ended July 31, 2000.  OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 145,202,102 shares outstanding at the close of business on July 31, 2000.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2000





PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.           Financial Statements

                  Consolidated Balance Sheets - July 31, 2000
                       (Unaudited), January 31, 2000 and
                       July 31, 1999 (Unaudited)                               3

                  Consolidated Statements of Earnings - for the
                       three and six month periods ended
                       July 31, 2000 and 1999 (Unaudited)                      4

                  Consolidated Statements of Cash Flows - for
                       the six months ended July 31, 2000
                       and 1999 (Unaudited)                                    5

                  Notes to Consolidated Financial Statements
                       (Unaudited)                                          6-11


Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       12-18



PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security-Holders         19

Item 6.           Exhibits and Reports on Form 8-K                            20

                  (a)  Exhibits

                  (b)  Reports on Form 8-K

PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)



                                                                            July 31,        January 31,          July 31,
                                                                              2000              2000               1999
                                                                          --------------    --------------     --------------
                                                                             (Unaudited)                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                               $       174,662   $       216,936    $       151,044
Accounts receivable, less allowances
  of $9,776, $9,716 and $9,167                                                  100,526           119,356             93,229
Inventories, net                                                                559,675           504,800            536,603
Deferred income taxes                                                            33,131            30,212             27,214
Prepaid expenses and other current assets                                        33,969            20,357             32,246
                                                                        ----------------  ----------------   ----------------

Total current assets                                                            901,963           891,661            840,336

Property and equipment, net                                                     339,626           322,400            205,526
Deferred income taxes                                                             5,681             6,235              8,620
Other assets, net                                                               132,938           123,266            132,320
                                                                        ----------------  ----------------   ----------------

                                                                        $     1,380,208   $     1,343,562    $     1,186,802
                                                                        ================  ================   ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                   $        28,671   $        20,646    $        98,295
Accounts payable and accrued liabilities                                        181,246           176,101            150,474
Income taxes payable                                                             19,067            53,954             18,119
Merchandise and other customer credits                                           31,569            30,275             24,174
                                                                        ----------------  ----------------   ----------------

Total current liabilities                                                       260,553           280,976            291,062

Long-term debt                                                                  247,239           249,581            194,845
Postretirement/employment benefit obligations                                    24,684            23,165             22,435
Other long-term liabilities                                                      34,980            32,764             33,822

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 240,000 shares,
  issued and outstanding 145,202, 144,952 and 144,248                             1,452             1,450              1,442
Additional paid-in capital                                                      305,955           293,173            280,838
Retained earnings                                                               522,638           473,819            375,964
Accumulated other comprehensive loss -
  Foreign currency translation adjustments                                      (17,293)          (11,366)           (13,606)
                                                                        ----------------  ----------------   ----------------

Total stockholders' equity                                                      812,752           757,076            644,638
                                                                        ----------------  ----------------   ----------------

                                                                        $     1,380,208   $     1,343,562    $     1,186,802
                                                                        ================  ================   ================


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)




                                                                    Three Months Ended                Six Months Ended
                                                                          July 31,                         July 31,
                                                             -------------------------------   --------------------------------
                                                                 2000               1999            2000               1999
                                                             ------------      -------------   -------------      -------------

Net sales                                                    $   371,977        $   307,067     $   715,229       $    579,344

Cost of sales                                                    151,272            132,030         299,006            256,011
                                                             ------------      -------------   -------------      -------------

Gross profit                                                     220,705            175,037         416,223            323,333

Selling, general and administrative expenses                     153,628            133,084         295,751            251,941
                                                             ------------      -------------   -------------      -------------

Earnings from operations                                          67,077             41,953         120,472             71,392

Other expenses, net                                                1,804              2,331           4,489              3,913
                                                             ------------      -------------   -------------      -------------

Earnings before income taxes                                      65,273             39,622         115,983             67,479

Provision for income taxes                                        26,108             16,641          46,393             28,341
                                                             ------------      -------------   -------------      -------------

Net earnings                                                 $    39,165        $    22,981     $    69,590       $     39,138
                                                             ============      =============   =============      =============


Net earnings per share:

     Basic                                                   $      0.27        $      0.16     $      0.48       $       0.28
                                                             ============      =============   =============      =============
     Diluted                                                 $      0.26        $      0.16     $      0.46       $       0.27
                                                             ============      =============   =============      =============

Weighted average number of common shares:

     Basic                                                       145,165            142,180         145,132            141,170
     Diluted                                                     151,546            148,092         151,689            146,748


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                                 Six Months Ended
                                                                                                     July 31,
                                                                                  -------------------------------------------
                                                                                            2000                   1999
                                                                                            ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                      $           69,590         $        39,138
Adjustments to reconcile net earnings to net cash
  used in operating activities:
  Depreciation and amortization                                                               21,374                  17,190
  Loss on equity investment                                                                      893                     -
  Provision for uncollectible accounts                                                           533                     640
  Provision for inventories                                                                    5,015                   4,350
  Tax benefit from exercise of stock options                                                   5,543                  11,986
  Deferred income taxes                                                                       (2,438)                 (8,678)
  Loss on disposal of fixed assets                                                               801                      15
  Provision for postretirement/employment benefits                                             1,520                     896
Changes in assets and liabilities:
  Accounts receivable                                                                         18,984                  12,281
  Inventories                                                                                (66,359)                (58,209)
  Prepaid expenses and other current assets                                                  (13,925)                (12,798)
  Other assets, net                                                                           (3,983)                (15,690)
  Accounts payable                                                                            10,385                  (4,223)
  Accrued liabilities                                                                         (3,838)                 15,881
  Income taxes payable                                                                       (34,410)                (14,323)
  Merchandise and other customer credits                                                       1,348                   1,972
  Other long-term liabilities                                                                  2,425                   2,019
                                                                                  -------------------     -------------------

Net cash used in operating activities                                                         13,458                  (7,553)
                                                                                  -------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in equity                                                                          (8,019)                (70,146)
Capital expenditures                                                                         (40,392)                (32,800)
Acquisitions, net of liabilities assumed                                                         -                    (7,031)
Proceeds from lease incentives                                                                 2,476                   3,204
                                                                                  -------------------     -------------------

Net cash used in investing activities                                                        (45,935)               (106,773)
                                                                                  -------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of Common Stock                                                           -                    71,273
Proceeds from short-term borrowings                                                            9,084                   1,272
Repurchase of Common Stock                                                                   (11,204)                    -
Proceeds from exercise of stock options                                                        4,526                  11,836
Cash dividends on Common Stock                                                               (10,152)                 (7,397)
                                                                                  -------------------     -------------------

Net cash provided by financing activities                                                     (7,746)                 76,984
                                                                                  -------------------     -------------------

Effect of exchange rate changes on
  cash and cash equivalents                                                                   (2,051)                   (207)
                                                                                  -------------------     -------------------
Net decrease in cash and cash equivalents                                                    (42,274)                (37,549)
Cash and cash equivalents at beginning of year                                               216,936                 188,593
                                                                                  -------------------     -------------------

Cash and cash equivalents at end of six months                                    $          174,662      $          151,044
                                                                                  ===================     ===================


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

         The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO (last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of July 31, 2000 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 2000 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         Since the Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year, the results of operations for the three and six months ended July 31, 2000 and 1999 are not necessarily indicative of the results of the entire fiscal year.

2.    SUPPLEMENTAL CASH FLOW INFORMATION
      ----------------------------------

      Supplemental cash flow information:

                                                    July 31,            July 31,
      (in thousands)                                    2000                1999
      --------------                        ----------------    ----------------
      Cash paid during the six months for:
        Interest                                     $ 6,463             $ 6,903
                                            ================    ================
        Income taxes                                 $75,841             $38,970
                                            ================    ================

      Details of businesses acquired in
        purchase transactions:

        Fair value of assets acquired                $     -             $ 7,048
        Less: liabilities assumed                          -                  17
                                            ----------------    ----------------
        Net cash paid for acquisitions               $     -             $ 7,031
                                            ================    ================
      Supplemental Noncash Investing
        and Financing Activities:

      Issuance of Common Stock for the
        Employee Profit Sharing and
        Retirement Savings Plan                      $ 3,300             $ 1,600
                                            ================    ================

3.       NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidelines in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, the SEC has issued related guidance, which has extended the implementation date of SAB 101 until the fourth quarter of 2000. The Company does not expect this statement to have a significant impact on its financial position, earnings or cash flows.

         In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling
         Revenues and Costs". In this issue, the EITF determined that all amounts billed related to shipping and handling should be classified as revenue. However, no determination was made regarding the accounting for handling costs. The Company continues to monitor discussions surrounding this issue and will adopt the new accounting when finalized. It is not anticipated that this issue will have a significant impact on the Company's financial position, earnings or cash flows.

4.       INVENTORIES
         -----------

                                       July 31,            January 31,             July 31,
         (in thousands)                    2000                   2000                 1999
         --------------           -------------------  --------------------  ---------------------
         Finished goods                $464,031               $438,499             $453,496
         Raw materials                   94,516                 62,116               77,936
         Work-in-process                  6,291                  6,810                8,460
                                  ------------------    ------------------    -------------------
                                        564,838                507,425              539,892
         Reserves                        (5,163)                (2,625)              (3,289)
                                  ------------------    ------------------    -------------------
                                       $559,675               $504,800             $536,603
                                  ==================    ==================    ===================

         LIFO-based inventories at July 31, 2000, January 31, 2000 and July 31, 1999 were $437,899,000, $377,588,000 and $423,574,000, with the current cost exceeding the LIFO inventory value by approximately $14,958,000, $13,492,000 and $16,870,000 at the end of each period. The LIFO valuation method had no effect on net earnings per diluted share for the three month periods ended July 31, 2000 and 1999. The LIFO valuation method had the effect of decreasing net earnings by $0.01 per diluted share for the six month period ended July 31, 2000 and had no effect on net earnings per diluted share for the six month period ended July 31, 1999.


5.       FINANCIAL HEDGING INSTRUMENTS
         -----------------------------

         In accordance with the Company's foreign currency hedging program, at July 31, 2000, the Company had outstanding purchased put options maturing at various dates through July 24, 2001, giving it the right, but not the obligation, to sell yen 11,736,000,000 for dollars at predetermined contract-exchange rates. If the market yen-exchange rates at maturity are below the contract rates, the Company will allow the options to expire. At July 31, 2000, the deferred unrealized gain on the Company's purchased put options amounted to $990,000.

         To mitigate the exchange rate fluctuations primarily related to intercompany inventory purchases for the Company's business in Japan, the Company enters into forward exchange yen contracts. At July 31, 2000, the Company had $13,666,000 of such contracts outstanding, which will mature on August 28, 2000. At July 31, 1999, the Company had $12,642,000 of such contracts outstanding, which subsequently matured on August 26, 1999.

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

         The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                     Three Months Ended July 31,          Six Months Ended
                                                              July 31,                        July 31,
                                                     ----------------------------   ----------------------------

         (in thousands)                                  2000          1999              2000           1999
         --------------                                  ----          ----              ----           ----
         Net earnings for basic
          and diluted EPS                              $39,165        $22,981           $69,590        $39,138
                                                     ============= ==============   ============  ==============

         Weighted average shares
          for basic EPS                                145,165        142,180           145,132        141,170

         Incremental shares from
          assumed exercise of
          stock options                                  6,381          5,912             6,557          5,578
                                                     ------------- --------------   ------------  --------------

         Weighted average shares
          for diluted EPS                              151,546        148,092           151,689        146,748
                                                     ============= ==============   ============  ==============

7.       COMPREHENSIVE EARNINGS
         ----------------------

         Comprehensive earnings include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The Company's foreign currency translation adjustments, reported separately in stockholders' equity, are required to be included in the determination of comprehensive earnings.

         The components of comprehensive earnings were:

                                                  Three Months Ended                    Six Months Ended
                                                             July 31,                            July 31,
                                            --------------------------------    ---------------------------------
                                                 2000              1999               2000               1999
                                                 ----              ----               ----               ----
         (in thousands)
         --------------
         Net earnings                          $39,165           $22,981            $69,590            $39,138
         Other comprehensive
          gain(loss):
          Foreign currency
          translation adjustments               (4,003)            2,905             (5,927)              (251)
                                            --------------    --------------    --------------     --------------

         Comprehensive earnings                $35,162           $25,886            $63,663            $38,887
                                            ==============    ==============    ==============     ==============

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


         Certain information relating to the Company's reportable operating segments is set forth below:

                                                      Three Months Ended                     Six Months Ended
                                                           July 31,                              July 31,
                                               ----------------------------------    ---------------------------------

         (in thousands)                                2000              1999               2000               1999
         --------------                                ----              ----               ----               ----
         Net sales:
               U.S. Retail                      $     187,927     $      159,512     $     357,119      $     291,203
               International Retail                   153,254            121,574           300,700            239,048
               Direct Marketing                        30,796             25,981            57,410             49,093
                                                --------------    --------------    --------------     --------------
                                                $     371,977     $      307,067     $     715,229      $     579,344
                                                ==============    ==============    ==============     ==============

         Earnings from
         operations*:
              U.S. Retail                       $      52,424     $       32,724     $      95,953      $      56,429
              International Retail                     38,619             29,671            74,328             59,092
              Direct Marketing                          2,244              1,095             2,510              1,477
                                               --------------     --------------    --------------     --------------
                                                $      93,287     $       63,490     $     172,791      $     116,998
                                               ==============     ==============    ==============     ==============

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

         The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:

                                                      Three Months Ended                         Six Months Ended
                                                           July 31,                                  July 31,
                                              ------------------------------------    ----------------------------------------

         (in thousands)                              2000                1999                 2000                  1999
         --------------                              ----                ----                 ----                  ----
         Earnings from
          operations for
          reportable segments                  $   93,287           $   63,490           $   172,791            $   116,998
         Unallocated
          corporate expenses                      (26,210)             (21,537)              (52,319)               (45,606)
         Interest and other
          expenses, net                            (1,804)              (2,331)               (4,489)                (3,913)
                                              --------------     --------------          --------------         --------------
         Earnings before
          income taxes                         $   65,273           $   39,622           $   115,983            $    67,479
                                              ==============     ==============          ==============         ==============

9.   INVESTMENT
     ----------

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


10.  COMMON STOCK
     ------------

     On May 18, 2000, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of common shares authorized from 120,000,000 shares to 240,000,000 shares.

     On May 18, 2000, the Board of Directors declared a two-for-one split of the Company's Common Stock, effected in the form of a share distribution (stock dividend) paid on July 20, 2000 to stockholders of record on June 20, 2000. Stock options and per share data have been retroactively adjusted to reflect the split.

11.  SUBSEQUENT EVENT
     ----------------

     On August 17, 2000, the Company's Board of Directors declared a quarterly dividend of $0.04 per common share. This dividend will be paid on October 10, 2000 to stockholders of record on September 20, 2000.

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

In order to focus on Company-operated stores and to eliminate marginally profitable operations, the Company has decided to eliminate certain wholesale selling operations. Therefore, effective January 2000 wholesale sales of jewelry and other non-jewelry items were discontinued in the U.S.; effective July 2000 wholesale sales of such items were discontinued in Europe; and effective January 2001 wholesale sales of fragrance products will be discontinued in the U.S. and most international markets. Management does not expect these decisions, singularly or in the aggregate, to significantly affect the Company's financial position, earnings or cash flows, although the elimination of wholesale sales and accounts receivable does have a modest effect on year-over-year comparisons.

All references to full years relate to the fiscal year that ends on January 31 of the following calendar year.

Net sales increased 21% in the three-month period ended July 31, 2000 (second quarter) and 23% in the six-month period ended July 31, 2000 (first half), primarily due to worldwide comparable store sales growth of 18% and 21% in local currencies. Sales growth and higher operating margins resulted in net earnings growth of 70% in the second quarter and 78% in the first half.

Net sales by channel of distribution were as follows:
-----------------------------------------------------


                               Three months                      Six months
                              Ended July 31,                   Ended July 31,
                          ------------------               ------------------
(in thousands)                2000      1999                   2000      1999
--------------            --------  --------               --------  --------
U.S. Retail               $187,927  $159,512               $357,119  $291,203
International Retail       153,254   121,574                300,700   239,048
Direct Marketing            30,796    25,981                 57,410    49,093
                          --------  --------               --------  --------
                          $371,977  $307,067               $715,229  $579,344
                          ========  ========               ========  ========

U.S. Retail sales increased 18% in the second quarter and 23% in the first half, due to comparable store sales growth of 19% in the second quarter and 23% in the first half. In the second quarter and first half, sales in the Company's flagship New York store rose 8% and 13%, while comparable branch store sales rose 23% and 27%. Comparable store sales growth primarily resulted from increased jewelry unit sales. Sales growth was primarily due to increased purchases by domestic customers, although sales to foreign tourists also increased. The opening of four new stores in 1999 and one in 2000 also contributed to U.S. Retail sales growth. As part of the Company's strategy to open three to five new U.S. stores each year, the Company opened a store in Skokie, Illinois in May 2000 and plans to open stores in September in Greenwich, Connecticut and in November a second store in Maui, Hawaii and a store in Portland Oregon.

International Retail sales increased 26% in both the second quarter and first half. In Japan, the Company's largest international market, sales in total and on a comparable store basis in yen rose 12% in the second quarter and 13% in the first half due to increased unit volume. The Company's reported sales and earnings reflect either a translation-related benefit from a strengthening Japanese yen or a detriment from a strengthening U.S. dollar. The yen in 2000's second quarter and first half was stronger than the prior year; consequently, when translated into U.S. dollars, Japan retail sales increased 26% in both the second quarter and first half.

In Asia-Pacific outside Japan, comparable store sales in local currencies rose 39% and 36% in the second quarter and first half due to sales growth throughout the region. In Europe, comparable store sales in local currencies rose 21% and 23% in the second quarter and first half, due to increased retail sales in all markets. In 2000, International Retail store expansion has or will include: a new store in Kuala Lumpur, Malaysia; two new department store boutiques and boutique expansions in Japan; an additional store in Hong Kong and in Korea; and an additional department-store boutique in Mexico City.

Direct Marketing sales rose 19% and 17% in the second quarter and first half. In the second quarter and first half, corporate division sales rose 14% and 12% due to an increased number of orders shipped, while catalog and Internet (which commenced in November 1999) sales rose a combined 24% in both periods. The Company anticipates a slight decline in its catalog mailings in 2000 to improve mailing productivity. The Company is also in the process of enhancing its Internet operations, which includes increasing the number of products available for purchase and has introduced an on-line wedding gift registry.

Gross Profit
------------

Gross profit as a percentage of net sales was 59.3% and 58.2% in the second quarter and first half, compared with 57.0% and 55.8% in 1999's corresponding periods. Management attributes the increases to favorable shifts in sales mix, the leverage effect of fixed costs on increased sales and product manufacturing/sourcing efficiencies. The Company's hedging program uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations. Also, the Company adjusts its retail prices from time to time to address changes in the yen/dollar relationship and local competitive pricing. In order to maintain gross margin at, or above, prior-year levels, the Company's strategy includes selective price adjustments, achieving further product manufacturing/sourcing efficiencies and leveraging its fixed costs.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased 15% and 17% in the second quarter and first half, primarily due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses. As a percentage of net sales, the operating expense ratio was 41.3% and 41.4% in the second quarter and first half, compared with 43.3% and 43.5% in the corresponding 1999 periods. Management's ongoing objective is to further reduce the expense ratio by leveraging sales growth against the Company's fixed-expense base.

Other Expenses, net
-------------------

Other expenses, net declined in the second quarter and rose in the first half. Higher interest expense and the Company's share of losses of Aber Diamond Corporation, previously known as Aber Resources Ltd. ("Aber"), were largely offset by higher interest income on cash and cash equivalents. Management expects Other expenses, net for the second half of 2000 to be modestly higher than the second half of 1999 (see Financial Condition).

Provision for Income Taxes
--------------------------

The provision for income taxes resulted in an effective tax rate of 40.0% in the second quarter and first half, compared with 42.0% in 1999's corresponding periods. The lower rate was due to a shift in the geographical business mix toward lower-tax jurisdictions as a result of the Company's ongoing expansion program.

New Accounting Pronouncements
-----------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidelines in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, the SEC has issued related guidance, which has extended the implementation date of SAB 101 until the fourth quarter of 2000. The Company does not expect this statement to have a significant impact on its financial position, earnings or cash flows.

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs." In this issue, the EITF determined that all amounts billed related to shipping and handling should be classified as revenue. However, no determination was made regarding the accounting for handling costs. The Company continues to monitor discussions surrounding this issue and will adopt the new accounting when finalized. It is not anticipated that this issue will have a significant impact on the Company's financial position, earnings or cash flows.

FINANCIAL CONDITION
-------------------

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs, which have increased due to the Company's expansion. Management believes that the Company's financial condition at July 31, 2000 provides sufficient resources to support current business activities and planned expansion.

The Company achieved a net cash inflow from operating activities of $13,458,000 in the six months ended July 31, 2000 compared with an outflow of $7,553,000 in the corresponding 1999 period. The improved cash flow primarily resulted from increased net earnings.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $641,410,000 and 3.5:1 at July 31, 2000, compared with $610,685,000 and 3.2:1 at January 31, 2000 and $549,274,000 and 2.9:1 at July 31, 1999.

Accounts receivable at July 31, 2000 declined 16% from January 31, 2000 (which is a seasonal high-point) but increased 8% from July 31, 1999 due to sales growth.

Inventories (which represent the largest portion of assets) at July 31, 2000 were 11% higher than January 31, 2000 and were 4% higher than July 31, 1999. The Company's ongoing objectives are: to refine worldwide replenishment systems; to focus on the specialized disciplines of product development, category management and sales demand forecasting; to improve presentation and management of display inventories in each store; and to improve its warehouse management and supply-chain logistics.

Capital expenditures in the six months ended July 31, 2000 were $40,392,000, compared with $32,800,000 in the prior-year period. Based on current plans, management expects that capital expenditures will be approximately $135 million in 2000, compared with $171 million in 1999. Capital expenditures in 2000 will include costs related to openings, renovations and expansions of stores, distribution and office facilities, as well as the cost related to construction of a jewelry manufacturing facility in Rhode Island. The largest portion of capital expenditures in 1999 was for the Company's purchase of the land and building for its flagship store at Fifth Avenue and 57th Street, New York City.

In July 1999, the Company made a strategic investment in Aber, a publicly-traded company headquartered in Canada, by purchasing 8 million shares of its common stock at a cost of $70,636,000, representing approximately 14.9% of Aber's outstanding shares. Aber holds a 40% interest in the Diavik Diamonds Project in Canada's Northwest Territories, an operation being developed to mine gem-quality diamond reserves. Production is expected to commence in 2003. In addition, the Company will form a joint venture and enter into a diamond-purchase agreement with Aber. It is expected that this commercial relationship will enable the Company to secure a considerable portion of its future diamond needs. The investment is included in Other assets, net and is being accounted for under the equity method. The Company's share of Aber's results from operations for the six-month period ended July 31, 2000 has been included in Other expenses, net and amounted to a loss of $893,000.

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

In November 1997, the Board of Directors authorized the repurchase of up to $100,000,000 of the Company's Common Stock in the open market over a three-year period. The timing and actual number of shares to be purchased depends on a variety of factors such as price and other market conditions. In the six months ended July 31, 2000, the Company purchased 390,000 shares at a cost of $11,204,000, or an average cost of $28.73 per share. On a cumulative basis, the Company has purchased 4,484,400 shares at a total cost of $49,913,000, or an average of $11.13 per share. Shares and per share data have been adjusted for the July 2000 and 1999 two-for-one splits of the Company's Common Stock.

In July 1999, the Company issued 2,900,000 shares of its Common Stock at a price of $24.69 per share, resulting in net proceeds of $71,426,000. The net proceeds from the issuance were added to the Company's working capital and have been used to support strategic initiatives and ongoing business expansion.

As a result of many of the above factors, net-debt (short-term borrowings and long-term debt less cash and cash equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $101,248,000 and 11% at July 31, 2000, compared with $53,291,000 and 7% at
January 31, 2000 and $142,096,000 and 18% at July 31, 1999.

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

Risk Factors
------------

This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, catalog mailings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that sales in Japan will not decline substantially; (ii) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (iii) that the Company's commercial relationship with Mitsukoshi, Ltd. ("Mitsukoshi") and Mitsukoshi's ability to continue as a leading department store operator in Japan will continue; (iv) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores in which TIFFANY & CO. boutiques are located; (v) that low or negative growth in the economy or in the financial markets will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (vi) that existing product supply arrangements, including license agreements with third-party designers Elsa Peretti and Paloma

Picasso, will continue and that the Company can successfully increase its internal jewelry manufacturing capacity and production; vii) that the wholesale market for high-quality cut diamonds will provide continuity of supply and pricing;(viii) that worldwide consumer demand for diamonds remains strong; (ix) that the investment in Aber achieves its financial and strategic objectives; (x) that new stores and other sales locations can be leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (xi) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations, and that warehousing and distribution productivity and capacity can be further improved to support the Company's worldwide distribution requirements; and (xii) that no downturn in consumer spending will occur during the fourth quarter of any year.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

At Registrant's Annual Meeting of Stockholders held on May 18, 2000 each of the nominees listed below was elected a director of Registrant to hold office until the next annual meeting of the stockholders and until his or her respective successor has been elected and qualified. Tabulated with the name of each of the nominees elected is the number of Common shares cast for each nominee and the number of Common shares withholding authority to vote for each nominee. Shares reported below have not been re-stated to reflect the subsequent stock split. There were no broker non-votes or abstentions with respect to the election of directors.

              Nominee                   Voted For          Withholding Authority

              William R. Chaney         63,054,401                45,219
              Rose Marie Bravo          63,050,672                48,948
              Samuel L. Hayes III       63,023,905                75,715
              Michael J. Kowalski       63,057,106                42,514
              Charles K. Marquis        63,056,995                42,625
              James E. Quinn            63,055,149                44,471
              William A. Shutzer        63,055,980                43,640
              Geraldine Stutz           62,873,376               226,244

At such meeting, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 120,000,000 to 240,000,000. With respect to such approval, 59,896,133 shares were voted to approve, 3,168,993 were voted against, and 34,494 shares abstained from voting. There were no broker non-votes with respect to the approval of the amendment to the Company's Restated Certificate of Incorporation.


The stockholders approved an amendment to the Company's 1998 Employee Incentive Plan to increase the number of shares of common stock from 2,000,000 to 4,000,000. With respect to such approval, 56,127,001 shares were voted to approve, 6,879,581 were voted against, and 93,036 shares abstained from voting. There were no broker non-votes with respect to the approval of the amendment to the Company's 1998 Employee Incentive Plan.


The stockholders also approved the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company's fiscal 2000 financial statements. With respect to such appointment, 63,031,136 shares were voted to approve, 38,801 were voted against, and 29,683 shares abstained from voting. There were no broker non-votes with respect to the approval of the appointment of PricewaterhouseCoopers LLP.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          3.1 Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant's Report on Form 8-K dated May 16, 1996 as amended by Certificate of Amendment of Certificate of Incorporation dated May 20, 1999 incorporated by reference to Registrant's report on Form 10-Q for the period ended July 31, 1999 and dated September 7, 1999; and Certificate of Amendment of Incorporation dated May 18, 2000.


          27       Financial Data Schedule.

(b)      Reports on Form 8-K

         On May 17, 2000 Registrant filed a report on Form 8-K reporting its sales and earnings for the three month period ended April 30, 2000.

         On May 18, 2000 Registrant filed a report on Form 8-K reporting the announcement of a two-for-one stock split and a 33% increase in the quarterly cash dividend rate.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TIFFANY & CO.
                                                (Registrant)


Date: August 30, 2000               By:     /s/ James N. Fernandez
                                            ----------------------------
                                            James N. Fernandez
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

                                  EXHIBIT INDEX



Exhibit
Number


3.1 Certificate of Amendment of Certificate of Incorporation of , Registrant dated May 18, 2000.


27             Financial Data Schedule
               (submitted to SEC only)