Form 10-Q
period 2000-10-31
TIFFANY & CO
filed 2000-12-08
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 for the quarter ended October 31, 2000.  OR


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 145,867,047 shares outstanding at the close of business on October 31, 2000.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2000





PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets - October 31, 2000
                       (Unaudited), January 31, 2000 and
                       October 31, 1999 (Unaudited)                            3

                  Consolidated Statements of Earnings - for the
                       three and nine month periods ended
                       October 31, 2000 and 1999 (Unaudited)                   4

                  Consolidated Statements of Cash Flows - for
                       the nine months ended October 31, 2000
                       and 1999 (Unaudited)                                    5

                  Notes to Consolidated Financial Statements
                       (Unaudited)                                          6-10


Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       11-17



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                            18

                  (a)  Exhibits

                  (b)  Reports on Form 8-K

PART I.  Financial Information
Item 1.  Financial Statements


                                             TIFFANY & CO. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except per share amounts)



                                                                           October 31,      January 31,         October 31,
                                                                              2000              2000               1999
                                                                        ----------------  ----------------   ----------------
                                                                           (Unaudited)                          (Unaudited)
ASSETS
Current assets:

Cash and cash equivalents                                               $       121,143   $       216,936    $       155,937
Accounts receivable, less allowances
  of $9,490, $9,716 and $9,176                                                  100,662           119,356            107,006
Inventories, net                                                                657,106           504,800            575,962
Deferred income taxes                                                            36,525            30,212             30,251
Prepaid expenses and other current assets                                        42,499            20,357             34,502
                                                                        ----------------  ----------------   ----------------

Total current assets                                                            957,935           891,661            903,658

Property and equipment, net                                                     356,847           322,400            217,004
Deferred income taxes                                                             5,046             6,235              8,037
Other assets, net                                                               132,831           123,266            133,692
                                                                        ----------------  ----------------   ----------------

                                                                        $     1,452,659   $     1,343,562    $     1,262,391
                                                                        ================  ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                   $        36,850   $        20,646    $        43,959
Accounts payable and accrued liabilities                                        213,848           176,101            194,253
Income taxes payable                                                              5,750            53,954             10,370
Merchandise and other customer credits                                           32,679            30,275             26,353
                                                                        ----------------  ----------------   ----------------

Total current liabilities                                                       289,127           280,976            274,935

Long-term debt                                                                  247,859           249,581            251,618
Postretirement/employment benefit obligations                                    25,444            23,165             22,990
Other long-term liabilities                                                      36,170            32,764             34,651

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 240,000 shares,
     issued and outstanding 145,867, 144,952 and 144,716                          1,459             1,450              1,448
Additional paid-in capital                                                      320,891           293,173            289,671
Retained earnings                                                               553,126           473,819            393,587
Accumulated other comprehensive loss -
     Foreign currency translation adjustments                                   (21,417)          (11,366)            (6,509)
                                                                        ----------------  ----------------   ----------------

Total stockholders' equity                                                      854,059           757,076            678,197
                                                                        ----------------  ----------------   ----------------
                                                                        $     1,452,659   $     1,343,562    $     1,262,391
                                                                        ================  ================   ================

See notes to consolidated financial statements

                                             TIFFANY & CO. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF EARNINGS
                                                      (Unaudited)
                                        (in thousands, except per share amounts)




                                                                        Three Months Ended               Nine Months Ended
                                                                           October 31,                       October 31,
                                                                 ------------------------------    -------------------------------
                                                                     2000              1999             2000              1999
                                                                 ------------      ------------    -------------     -------------

Net sales                                                        $   369,736       $   322,706     $  1,084,965      $    902,050

Cost of sales                                                        154,370           141,216          453,376           397,227
                                                                 ------------      ------------    -------------     -------------

Gross profit                                                         215,366           181,490          631,589           504,823

Selling, general and administrative expenses                         152,314           142,008          448,065           393,949
                                                                 ------------      ------------    -------------     -------------

Earnings from operations                                              63,052            39,482          183,524           110,874

Other expenses, net                                                    2,516             2,257            7,005             6,170
                                                                 ------------      ------------    -------------     -------------

Earnings before income taxes                                          60,536            37,225          176,519           104,704

Provision for income taxes                                            24,216            15,263           70,609            43,604
                                                                 ------------      ------------    -------------     -------------

Net earnings                                                     $    36,320       $    21,962     $    105,910      $     61,100
                                                                 ============      ============    =============     =============


Net earnings per share:

     Basic                                                       $      0.25       $      0.15     $       0.73      $       0.43
                                                                 ============      ============    =============     =============
     Diluted                                                     $      0.24       $      0.15     $       0.70      $       0.41
                                                                 ============      ============    =============     =============

Weighted average number of common shares:

     Basic                                                           145,809           144,660          145,357           142,332
     Diluted                                                         152,136           151,204          151,853           148,234


See notes to consolidated financial statements.

                                              TIFFANY & CO. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                      (in thousands)


                                                                                             Nine Months Ended
                                                                                                October 31,
                                                                                -------------------------------------------
                                                                                        2000                    1999
                                                                                        ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                  $        105,910        $         61,100
  Adjustments to reconcile net earnings to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                                         33,360                  26,902
    Loss on equity investment                                                              1,064                     250
    Provision for uncollectible accounts                                                     809                     992
    Provision for inventories                                                             12,926                   5,776
    Tax benefit from exercise of stock options                                            15,288                  17,676
    Deferred income taxes                                                                 (5,163)                (10,786)
    Loss on disposal of fixed assets                                                         866                      -
    Provision for postretirement/employment benefits                                       2,279                   1,451
  Changes in assets and liabilities:
    Accounts receivable                                                                   17,756                   2,240
    Inventories                                                                         (174,756)                (79,628)
    Prepaid expenses and other current assets                                            (22,730)                (13,963)
    Other assets, net                                                                     (4,460)                (16,789)
    Accounts payable                                                                      28,154                   8,746
    Accrued liabilities                                                                   11,907                  39,357
    Income taxes payable                                                                 (47,646)                (22,587)
    Merchandise and other customer credits                                                 2,509                   3,438
    Other long-term liabilities                                                            3,220                   2,439
                                                                                -------------------     -------------------

  Net cash (used in) provided by operating activities                                    (18,707)                 26,614
                                                                                -------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in equity                                                                    (8,014)                (70,636)
  Capital expenditures                                                                   (70,878)                (52,743)
  Acquisitions, net of liabilities assumed                                                   -                    (7,031)
  Proceeds from lease incentives                                                           3,761                   4,316
                                                                                -------------------     -------------------

  Net cash used in investing activities                                                  (75,131)               (126,094)
                                                                                -------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock                                                     -                    71,426
  Proceeds from (repayments of) short-term borrowings                                     19,530                 (55,435)
  Proceeds from issuance of long-term debt                                                   -                    47,498
  Repurchase of Common Stock                                                             (11,204)                    -
  Proceeds from exercise of stock options                                                  9,726                  14,832
  Cash dividends on Common Stock                                                         (15,985)                (11,736)
                                                                                -------------------     -------------------

  Net cash provided by financing activities                                                2,067                  66,585
                                                                                -------------------     -------------------
  Effect of exchange rate changes on
    cash and cash equivalents                                                             (4,022)                    239
                                                                                -------------------     -------------------
  Net decrease in cash and cash equivalents                                              (95,793)                (32,656)
  Cash and cash equivalents at beginning of year                                         216,936                 188,593
                                                                                -------------------     -------------------

  Cash and cash equivalents at end of nine months                               $        121,143          $      155,937
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


                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------

     The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO (last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of October 31, 2000 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 2000 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

     Since the Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year, the results of operations for the three and nine months ended October 31, 2000 and 1999 are not necessarily indicative of the results of the entire fiscal year.

     Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year's presentation.

2.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

     Supplemental cash flow information:


                                              October 31,            October 31,
     (in thousands)                                 2000                   1999
     --------------                     ----------------      -----------------

     Cash paid during the nine months for:

      Interest                                   $ 7,406                $ 8,258
                                         ================      =================
      Income taxes                              $106,126                $59,171
                                         ================      =================

     Details of businesses acquired in
      purchase transactions:

      Fair value of assets acquired                  $ -                $ 7,048
      Less: liabilities assumed                        -                     17
                                         ----------------      -----------------

      Net cash paid for acquisitions                 $ -                $ 7,031
                                         ================      =================

     Supplemental Noncash Investing
      and Financing Activities:

     Issuance of Common Stock for the
      Employee Profit Sharing and
      Retirement Savings Plan                    $ 3,300                $ 1,600
                                         ================      =================

3.       NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

         In June 1998, 1999 and 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements outline the accounting treatment for all derivative activity. The Company is required to, and will, adopt these statements in the first quarter of Fiscal 2001 and does not expect a significant impact on its financial position, earnings or cash flows.

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

         In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs" and determined that all amounts billed related to shipping and handling should be classified as revenue. Subsequently, the EITF determined that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. If handling costs are significant and not included in cost of sales, the amount of such costs and the line item on the income statement that includes that amount should also be disclosed. The Company does not expect this issue to have a significant impact on the Company's financial position, earnings or cash flows.

4.       INVENTORIES
         -----------

                                October 31,        January 31,           October 31,
                                       2000               2000                 1999
         (in thousands)
         --------------    ------------------   --------------------  ---------------------

         Finished goods            $524,263           $438,499             $507,933
         Raw materials              131,413             62,116               64,338
         Work-in-process              6,540              6,810                7,127
                           ------------------   --------------------  ---------------------
                                    662,216            507,425              579,398
         Reserves                    (5,110)            (2,625)              (3,436)
                           ------------------   --------------------  ---------------------
                                   $657,106           $504,800             $575,962
                           ==================   ====================  =====================

         LIFO-based inventories at October 31, 2000, January 31, 2000 and October 31, 1999 were $516,673,000, $377,588,000 and $432,860,000, with the current cost exceeding the LIFO inventory value by approximately $14,958,000, $13,492,000 and $16,870,000 at the end of each period. The
         LIFO valuation method had no effect on net earnings per diluted share for the three month periods ended October 31, 2000 and 1999. The LIFO valuation method had the effect of decreasing net earnings by $0.01 per diluted share for the nine month period ended October 31, 2000 and had no effect on net earnings per diluted share for the nine month period ended October 31, 1999.

5.       FINANCIAL HEDGING INSTRUMENTS
         -----------------------------

         In accordance with the Company's foreign currency hedging program, at October 31, 2000, the Company had outstanding purchased put options maturing at various dates through October 24, 2001, giving it the right, but not the obligation, to sell yen 11,637,000,000 for dollars at predetermined contract-exchange rates. If the market yen-exchange rates at maturity are below the contract rates, the Company will allow the options to expire. At October 31, 2000, the deferred unrealized gain on the Company's purchased put options amounted to $1,207,000.

         To mitigate the exchange rate fluctuations primarily related to intercompany inventory purchases for the Company's business in Japan, the Company enters into forward exchange yen contracts. At October 31, 2000, the Company had $30,082,000 of such contracts outstanding, which will mature on November 27, 2000. At October 31, 1999, the Company had $19,421,000 of such contracts outstanding, which subsequently matured on November 26, 1999.

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

         The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:


                                                           Three Months Ended           Nine Months Ended
                                                               October 31,                  October 31,
                                                     ----------------------------   ----------------------------

           (in thousands)                                2000          1999             2000          1999
           --------------                                ----          ----             ----          ----
           Net earnings for basic
            and diluted EPS                            $36,320        $21,962        $105,910        $61,100
                                                     ============= ==============   ============= ==============

           Weighted average shares
            for basic EPS                              145,809        144,660         145,357        142,332

           Incremental shares from
            assumed exercise of
            stock options                                6,327          6,544           6,496          5,902
                                                     ------------- --------------   ------------- --------------

           Weighted average shares
            for diluted EPS                            152,136        151,204         151,853        148,234
                                                     ============= ==============   ============= ==============

7.       COMPREHENSIVE EARNINGS
         ----------------------

         Comprehensive earnings include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The Company's foreign currency translation adjustments, reported separately in stockholders' equity, are required to be included in the determination of comprehensive earnings.

         The components of comprehensive earnings were:

                                             Three Months Ended                    Nine Months Ended
                                                 October 31,                          October 31,
                                        --------------------------------    ----------------------------------
                                              2000              1999               2000               1999
                                              ----              ----               ----               ----
         (in thousands)
         --------------
         Net earnings                      $36,320             $21,962          $105,910            $61,100
         Other comprehensive
          gain(loss):
          Foreign currency
          translation adjustments           (4,124)              7,097           (10,051)             6,846
                                        --------------    --------------    ---------------     --------------

         Comprehensive earnings            $32,196             $29,059          $ 95,859            $67,946
                                        ==============    ==============    ===============     ==============


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


         Certain information relating to the Company's reportable operating segments is set forth below:


                                                      Three Months Ended                      Nine Months Ended
                                                          October 31,                            October 31,
                                               ---------------------------------  ------------------------------------

         (in thousands)                            2000              1999                2000               1999
         --------------                            ----              ----                ----               ----
         Net sales:
           U.S. Retail                         $  181,699        $   161,491      $      538,818       $  452,694
           International Retail                   154,730            132,869             455,430          371,917
           Direct Marketing                        33,307             28,346              90,717           77,439
                                               -----------       ------------     --------------       -----------
                                               $  369,736        $   322,706      $    1,084,965       $  902,050
                                               ===========       ============     ==============       ===========

         Earnings from
         Operations*:
           U.S. Retail                         $   45,941        $   30,065       $     139,611        $   86,701
           International Retail                    40,161            29,503             115,420            89,185
           Direct Marketing                         2,904             1,413               5,402             3,039
                                               ------------      ------------     --------------       -----------
                                               $   89,006        $   60,981       $     260,433        $  178,925
                                               ============      ============     ==============       ===========

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

         The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:

                                                      Three Months Ended                         Nine Months Ended
                                                          October 31,                               October 31,
                                               -----------------------------------    --------------------------------------

         (in thousands)                              2000                1999                 2000                  1999
         --------------                              ----                ----                 ----                  ----
        Earnings from
          operations for
          reportable segments                   $   89,006         $   60,981          $   260,433           $   178,925
         Unallocated
          corporate expenses                       (25,954)           (21,499)             (76,909)              (68,051)
         Interest and other
          expenses, net                             (2,516)            (2,257)              (7,005)               (6,170)
                                               --------------       --------------    ----------------       ---------------
         Earnings before
          income taxes                         $    60,536         $   37,225          $   176,519           $   104,704
                                               ==============       ==============    ================       ===============

9.       INVESTMENT
         ----------

         On February 24, 2000, the Company announced the acquisition of an approximate 5.4% equity interest in Della.com, Inc. ("Della") a provider of on-line wedding gift registry services. Immediately thereafter, the Company entered into a Gift Registry Service
         Agreement, whereby the Company agreed to offer products through Della's site and whereby Della agreed to develop an on-line wedding gift registry for the Company.

         On April 27, 2000, Della merged with and into Wedcom Inc. with the consequence that the Company's equity interest in Della was converted to an approximate 2.7% interest in Wedcom Inc., assuming the conversion of all outstanding preferred shares to common. The Company is accounting for this investment in accordance with the cost method as provided in Accounting Principles Board Opinion No. 18, as amended.

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

11.      SUBSEQUENT EVENT
         ----------------

         On November 16, 2000, the Company's Board of Directors declared a quarterly dividend of $0.04 per common share. This dividend will be paid on January 10, 2001 to stockholders of record on December 20, 2000.

PART I.  Financial Information
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The Company operates three channels of distribution: U.S. Retail includes retail sales in Company-operated stores in the U.S. and wholesale sales of fragrance products to independent retailers in the Americas; International Retail includes retail sales in Company-operated stores and boutiques, corporate sales (business-to-business) and wholesale sales to independent retailers and distributors in the Asia-Pacific region, Europe, Canada, the Middle East and Latin America; and Direct Marketing includes corporate, catalog and Internet sales in the U.S.

In order to focus on Company-operated stores and to eliminate marginally profitable operations, the Company decided to eliminate certain wholesale selling operations. Therefore, effective January 2000 wholesale sales of jewelry and other non-jewelry items were discontinued in the U.S.(included in the U.S. Retail channel); effective July 2000 wholesale sales of such items were discontinued in Europe; and effective January 2001 wholesale sales of fragrance products will be discontinued in the U.S. and most international markets. Management does not expect these decisions, singularly or in the aggregate, to significantly affect the Company's financial position, earnings or cash flows, although the elimination of wholesale sales and accounts receivable does have a modest effect on year-over-year comparisons.

All references to full years relate to the fiscal year that ends on January 31 of the following calendar year.

Net Sales

Net sales increased 15% in the three-month period ended October 31, 2000 (third quarter) and 20% in the nine-month period ended October 31, 2000 (year-to-date). Worldwide comparable store sales in local currencies rose 17% in the third quarter and 19% in the year-to-date. Sales growth and higher operating margins resulted in net earnings growth of 65% in the third quarter and 73% in the year-to-date.

Net sales by channel of distribution were as follows:


                           Three months            Nine months
                          ended October 31,      ended October 31,
                          -----------------     ------------------
(in thousands)             2000      1999         2000      1999
--------------            -------  --------     --------  --------
U.S. Retail              $181,699  $161,491   $  538,818  $452,694
International Retail      154,730   132,869      455,430   371,917
Direct Marketing           33,307    28,346       90,717    77,439
                         --------  --------    ----------  --------
                         $369,736  $322,706   $1,084,965  $902,050
                         ========  ========   ==========  =========

U.S. Retail sales increased 13% in the third quarter and 19% in the year-to-date. Comparable store sales increased 18% in the third quarter and 21% in the year-to-date, due to increases of 11% and 12% in the Company's flagship New York store and increases of 21% and 25% in comparable branch store sales. Sales growth primarily resulted from increased unit sales of jewelry. Purchases by domestic customers generated the largest portion of the increase, although sales to foreign tourists also increased. The opening of four new stores in 1999 and two in 2000 also contributed to U.S. Retail sales growth. As part of the Company's strategy to open three to five new U.S. stores each year, the Company has opened stores in 2000 in: Skokie, Illinois in May, Greenwich, Connecticut in September, Portland, Oregon in November and a second store in Maui, Hawaii in December.

International Retail sales increased 16% in the third quarter and 22% in the year-to-date. In Japan, the Company's largest international market, total sales in yen rose 13% in both the third quarter and year-to-date primarily due to increased unit sales of jewelry. Comparable store sales rose 10% in the third quarter and 12% in the year-to-date. The Company's reported sales and earnings reflect either a translation-related benefit from a strengthening Japanese yen or a detriment from a strengthening U.S. dollar. The yen in 2000's third quarter and year-to-date was stronger than the prior year; consequently, when translated into U.S. dollars, total Japan retail sales increased 14% in the third quarter and 22% in the year-to-date. In Asia-Pacific outside Japan, comparable store sales in local currencies rose 31% and 34% in the third quarter and year-to-date. In Europe, comparable store sales in local currencies rose 35% and 27% in the third quarter and year-to-date. In 2000, International Retail store expansion has included: a new store in Kuala Lumpur, Malaysia; two new department store boutiques and three boutique expansions in Japan; an additional store in Hong Kong and in Korea; and an additional department-store boutique in Mexico City.

Direct Marketing sales rose 18% and 17% in the third quarter and year-to-date. Corporate division sales rose 15% and 13% in the third quarter and year-to-date due to an increased number of orders shipped, while Internet sales (which commenced in November 1999) and catalog sales rose a combined 21% and 23% in the respective periods. The Company has slightly reduced its catalog mailings in 2000. The Company has also enhanced its Internet operations by increasing the number of products available for purchase and by introducing an on-line wedding gift registry.

Gross Profit

Gross profit as a percentage of net sales was 58.2% in both the third quarter and year-to-date, compared with 56.2% and 56.0% in 1999's corresponding periods. Management attributes the increases to favorable shifts in sales mix, the leverage effect of fixed costs on increased sales, selective price increases and product manufacturing/sourcing efficiencies. The Company's hedging program uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations. Also, the Company adjusts its retail prices from time to time to address changes in the yen/dollar relationship and local competitive pricing. In order to maintain overall gross margin at, or above, prior-year levels, the Company's strategy includes selective price adjustments, achieving further product manufacturing/sourcing efficiencies and leveraging its fixed costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 7% and 14% in the third quarter and year-to-date, primarily due to incremental occupancy,staffing and marketing expenses related to the Company's worldwide expansion program, as well as to sales-related variable expenses. As a percentage of net sales, the operating expense ratio was 41.2% and 41.3% in the third quarter and year-to-date, compared with 44.0% and 43.7% in the corresponding 1999 periods. Management's ongoing objective is to further reduce the expense ratio by leveraging the Company's fixed-expense base against sales growth.

Other Expenses, net

Other expenses, net increased in the third quarter and the year-to-date. Higher interest expense and the Company's share of losses of Aber Diamond Corporation, previously known as Aber Resources Ltd. ("Aber"), were partially offset by higher interest income on cash and cash equivalents. (see Financial Condition).

Provision for Income Taxes

The provision for income taxes resulted in an effective tax rate of 40.0% in the third quarter and year-to-date, compared with 41.0% and 41.6% in 1999's corresponding periods. The lower rate was due to a shift in the geographical business mix toward lower-tax jurisdictions as a result of the Company's ongoing expansion program.

New Accounting Pronouncements

In June 1998, 1999 and 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements outline the accounting treatment for all derivative activity. The Company is required to, and will, adopt these statements in the first quarter of Fiscal 2001 and does not expect a significant impact on its financial position, earnings or cash flows.

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

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs," and determined that all amounts billed related to shipping and handling should be classified as revenue. Subsequently, the EITF determined that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. If handling costs are significant and not included in cost of sales, the amount of such costs and the line item on the income statement that includes that amount should also be disclosed. The Company does not expect this issue to have a significant impact on the Company's financial position, earnings or cash flows.

FINANCIAL CONDITION

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs, which have increased due to the Company's expansion. Management believes that the Company's financial condition at October 31, 2000 provides sufficient resources to support current business activities and planned expansion.

The Company incurred a net cash outflow from operating activities of $18,707,000 in the nine months ended October 31, 2000 compared with an inflow of $26,614,000 in the corresponding 1999 period. Higher inventory purchases were partially offset by increased net earnings.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $668,808,000 and 3.3:1 at October 31, 2000, compared with $610,685,000 and 3.2:1 at January 31, 2000 and $628,723,000 and 3.3:1 at October 31, 1999.

Accounts receivable at October 31, 2000 declined 16% from January 31, 2000 (which is a seasonal high-point) and declined 6% from October 31, 1999, largely due to the effect of discontinued wholesale trade sales.

Inventories (which represent the largest portion of assets) at October 31, 2000 were 30% higher than January 31, 2000 and were 14% higher than October 31, 1999. Finished goods increased to support planned sales growth, new stores and new product introductions, while raw materials increased in support of the Company's initiative to increase its internal jewelry manufacturing and planned sales growth in the fourth quarter. In addition, Management has seen a tightening in the market supply of high quality diamonds and, therefore, the Company increased its purchases of high quality diamonds to ensure an adequate inventory position in the future. The Company's ongoing objectives are: to refine worldwide replenishment systems; to focus on the specialized disciplines of product development, category management and sales demand forecasting; to improve presentation and management of display inventories in each store; and to improve its warehouse management and supply-chain logistics.

Capital expenditures in the nine months ended October 31, 2000 were $70,878,000, compared with $52,743,000 in the prior-year period. Based on current plans, management expects that capital expenditures will be approximately $110 million in 2000, compared with $171 million in 1999. Management's prior forecast for capital expenditures in 2000 was $135 million. This revision represents timing differences in spending that will be incurred in 2001. Capital expenditures in 2000 include costs related to openings, renovations and expansions of stores, distribution and office facilities, as well as the cost related to construction of a jewelry manufacturing facility in Rhode Island. The largest portion of capital expenditures in 1999 was for the Company's purchase of the land and building for its flagship store at Fifth Avenue and 57th Street, New York City.

In November 2000, the Company announced that it would renovate and reconfigure its New York flagship store over the next three years, in order to increase the total sales area by approximately 25% and provide additional space for customer service and special exhibitions. The Company anticipates no disruption to the delivery of sales or customer service during the construction. At the present time, the Company estimates the overall cost of the project to be approximately $71 million. In order to begin construction, the Company's executive offices have been relocated from the store to a nearby office building that already houses certain of Tiffany's marketing, merchandising and administrative functions.

In July 1999, the Company made a strategic investment in Aber, a publicly-traded company headquartered in Canada, by purchasing 8 million shares of its common stock at a cost of $70,636,000, representing approximately 14.9% of Aber's outstanding shares. Aber holds a 40% interest in the Diavik Diamonds Project in Canada's Northwest Territories, an operation being developed to mine gem-quality diamond reserves. Production is expected to commence in 2003. In addition, the Company will form a joint venture and enter into a diamond-purchase agreement with Aber. It is expected that this commercial relationship will enable the Company to secure a considerable portion of its future diamond needs. The investment is included in Other assets, net and is being accounted for under the equity method. The Company's share of Aber's results from operations for the nine-month period ended October 31, 2000 has been included in Other expenses, net and amounted to a loss of $1,064,000.

In February 2000, the Company announced the acquisition of an approximate 5.4% equity interest in Della.com, Inc. ("Della"), a provider of on-line wedding gift registry services. Immediately thereafter, the Company entered into a Gift Registry Service Agreement, whereby the Company agreed to offer products through Della's site and whereby Della agreed to develop an on-line wedding gift registry for the Company, which was launched in August 2000. In April 2000, Della.com merged with and into Wedcom Inc. with the consequence that the
Company's equity interest in Della.com was converted to an approximate 2.7% interest in Wedcom Inc., assuming the conversion of all outstanding preferred shares to common.

In November 1997, the Board of Directors authorized the repurchase of up to $100,000,000 of the Company's Common Stock in the open market over a three-year period. In September 2000, the Board of Directors extended the original program by authorizing the repurchase of up to $100,000,000 of the Company's Common Stock in the open market over a three-year period that will expire in November 2003. The timing and actual number of shares to be purchased depends on a variety of factors such as price and other market conditions. In the nine months ended October 31, 2000, the Company purchased 390,000 shares at a cost of $11,204,000, or an average cost of $28.73 per share. On a cumulative basis, the Company has purchased 4,484,400 shares at a total cost of $49,913,000, or an average of $11.13 per share. Shares and per share data have been adjusted for the July 2000 and 1999 two-for-one splits of the Company's Common Stock.

In July 1999, the Company issued 2,900,000 shares of its Common Stock at a price of $24.69 per share, resulting in net proceeds of $71,426,000. The net proceeds from the issuance were added to the Company's working capital and have been used to support strategic initiatives and ongoing business expansion.

As a result of many of the above factors, net-debt (short-term borrowings and long-term debt less cash and cash equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $163,566,000 and 16% at October 31, 2000, compared with $53,291,000 and 7%
at January 31, 2000 and $139,640,000 and 17% at October 31, 1999.

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

Risk Factors

This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, catalog mailings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that sales in Japan will not decline substantially; (ii) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (iii) that the Company's commercial relationship with Mitsukoshi, Ltd. ("Mitsukoshi") and Mitsukoshi's ability to continue as a leading department store operator in Japan will continue; (iv) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores in which TIFFANY & CO. boutiques are located; (v) that low or negative growth in the economy or in the financial markets will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (vi) that existing product supply arrangements, including license agreements with third-party designers Elsa Peretti and Paloma Picasso, will continue and that the Company can successfully increase its internal jewelry manufacturing capacity and production; (vii) that the wholesale market for high-quality cut diamonds will provide continuity of supply and pricing;
(viii) that worldwide consumer demand for diamonds remains strong; (ix) that the investment in Aber achieves its financial and strategic objectives; (x) that new stores and other sales locations can be leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (xi) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations, and that warehousing and distribution productivity and capacity can be further improved to support the Company's worldwide distribution requirements; and (xii) that no downturn in consumer spending will occur during the fourth quarter of any year.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


         27         Financial Data Schedule (SEC/EDGAR only).

(b)      Reports on Form 8-K

         On August 17, 2000 Registrant filed a report on Form 8-K reporting its sales and earnings for the three-month period ended July 31, 2000.

         On September 22, 2000 Registrant filed a report on Form 8-K reporting the announcement of the increase and extension of its stock repurchase program.

         October 12, 2000 Registrant filed a report on Form 8-K reporting its third quarter to-date sales are strong and earnings are projected to exceed expectations.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TIFFANY & CO.
                                                (Registrant)


Date: December 06, 2000             By:     /s/ James N. Fernandez
                                            ----------------------------
                                            James N. Fernandez
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

                                 EXHIBIT INDEX



Exhibit
Number


27.1           Financial Data Schedule
               (submitted to SEC only)