Form 10-K405
period 2001-01-31
TIFFANY & CO
filed 2001-04-10
CIK 98246

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K
                            ------------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2001        COMMISSION FILE NUMBER: 1-9494

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

                               -----------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]          No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               -----------------

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING. As of March 23, 2001 the aggregate market value of voting stock held by non-affiliates was $3,949,212,609. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters below.

                               -----------------
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 145,936,811 shares of Common Stock outstanding as of March 23, 2001.

                               -----------------
     The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant's Annual Report to Stockholders for the Fiscal Year Ended January 31, 2001 (Parts I, II and IV) and Registrant's Proxy Statement Dated April 10, 2001 (Part III).

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

        Registrant's operating segment information for the fiscal years ended January 31, 2001, 2000 and 1999 is incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2001 (Note
Q. "Operating Segments"). Executive Officers of the Company evaluate the performance of the Company's assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not available.

        (c)    Narrative description of business.

        As used below, the terms "Fiscal 1998", "Fiscal 1999" and "Fiscal 2000" refer to the fiscal years ended on January 31, 1999, 2000 and 2001, respectively. Registrant is a holding company, and conducts all business through its subsidiary corporations.

                                    Products

        Registrant's principal product categories are fine jewelry, timepieces, sterling silver goods, china, crystal, stationery, writing instruments, fragrances and personal accessories.

        Registrant offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. In Fiscal 1998, 1999 and 2000, approximately 73%, 75% and 78%, respectively, of Registrant's net sales were attributable to jewelry. See Merchandise Purchasing, Manufacturing and Raw Materials below. Designs are developed by employees, suppliers, independent designers and independent "name" designers. See Designer Licenses below.

        In addition to jewelry, the Company sells TIFFANY & CO. brand merchandise in the following categories: timepieces and clocks; sterling silver merchandise, including flatware, hollowware (tea and coffee services, bowls, cups and trays), trophies, key holders, picture frames and desk accessories; stainless steel flatware; crystal, glassware, china and other tableware; custom engraved stationery; writing instruments; and fashion accessories, including men's ties. Fragrance products are sold under the trademarks TIFFANY, TRUESTE and TIFFANY FOR MEN. Tiffany also sells other brands of timepieces and tableware in its U.S. stores. Registrant also offers a line of commercial glassware under the JUDEL trademark.

                           Distribution and Marketing

Channels of Distribution

  For financial reporting purposes, Registrant categorizes its sales as follows:

                U.S. Retail consists of retail sales transacted in company-operated stores in the United States and first quarter Fiscal 2000 wholesale sales to independent retailers in the United States(1). Wholesale sales of fragrance products to independent retailers in the Americas are also included(2) (see U.S. Retail below);

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

U.S. Retail

                               Fifth Avenue Store

        The Fifth Avenue store in New York accounts for a significant portion of the Company's sales and is the focal point for marketing and public relations efforts. Approximately 14%, 13% and 12% of total Company net sales for Fiscal 1998, 1999 and 2000 respectively, were attributable to the New York store's retail sales. In the fourth quarter of Fiscal 2000, Tiffany began a three-year renovation project to increase the New York building's selling space by approximately 25% and to provide additional space for customer service and special exhibitions.


--------
(1) By January 31, 2000, the Company had discontinued its wholesale sales of jewelry and tabletop products to third-party retailers in the United States. Trade sales represented less than 3% of U.S. Retail Sales in Fiscal 1999. This change has not had a significant impact on sales or profits and has enabled the Company to better manage the TIFFANY & CO. brand and to focus management efforts on Company-operated stores in the U.S.
(2) Effective January 31, 2001, the Company discontinued selling fragrances to department and specialty stores in the United States. U.S. wholesale fragrance sales represented less than 1% of U.S. Retail Sales in Fiscal 2000. It is not anticipated that this change will have a significant impact on sales or profits.

                               U.S. Branch Stores

        At January 31, 2001 Tiffany had 41 branch stores in the United States. The following table identifies the location and year of opening of each U.S. branch store:








                           U.S. BRANCH STORE OPENINGS
                           --------------------------

STORE LOCATION                        YEAR         STORE LOCATION                YEAR
--------------                        OPENED       --------------                OPENED
                                      ------                                     ------
 San Francisco, California            1963
 Beverly Hills, California            1964         Chevy Chase, Maryland          1996
 Houston, Texas                       1964         Charlotte, North Carolina      1997
 Chicago, Illinois                    1966         Chestnut Hill, Massachusetts   1997
 Atlanta, Georgia                     1969         Cincinnati, Ohio               1997
 Dallas, Texas                        1982         Honolulu, Hawaii (Hilton)      1997
 Boston, Massachusetts                1984         Palo Alto, California          1997
 Costa Mesa, California               1988         Denver, Colorado               1998
 Philadelphia, Pennsylvania           1990         Honolulu, Hawaii (Surfrider)+  1998
 Vienna, Virginia                     1990         Las Vegas, Nevada              1998
 Palm Beach, Florida                  1991         Manhasset, New York            1998
 Honolulu, Hawaii  (Ala Moana)        1992         Seattle, Washington            1998
 San Diego, California                1992         Scottsdale, Arizona            1998
 Troy, Michigan                       1992         Century City, California       1999
 Bal Harbour, Florida                 1993         Dallas (NorthPark), Texas      1999
 Maui, Hawaii                         1994         Boca Raton, Florida            1999
 Oak Brook, Illinois                  1994         Tamuning, Guam++               1999
 King of Prussia, Pennsylvania        1995         Old Orchard, (Skokie) IL       2000
 Short Hills, New Jersey              1995         Maui, Hawaii (Wailea)          2000
 White Plains, New York               1995         Greenwich, Connecticut         2000
 Hackensack, New Jersey               1996         Portland, Oregon               2000

+  Operated by Mitsukoshi (U.S.A.), Inc. until January 1998

++  Operated by Mitsukoshi (U.S.A.), Inc. until March 1999

Each of the U.S. branch stores displays a representative selection of merchandise but none maintains the extensive selection carried by the New York store. Management currently contemplates the opening of new branch stores in the United States at the rate of approximately three to five per year. Tiffany has entered into lease agreements to open additional branches in 2001 in Tampa, Florida and Santa Clara (San Jose), California. See Item 2. Properties below for further information concerning U.S. Retail store leases. U. S. Retail branch stores range in size from approximately 800 to 16,000 gross square feet and total approximately 331,000 gross square feet. Prior to 1993, an average of approximately 45% of the floor space in each branch store was devoted to retail selling. Newer stores generally range from approximately 4,000 to 8,000 gross square feet and are designed to devote approximately 60-70% of total floor space to retail selling.

Direct Marketing

                               Corporate Division

        Corporate Division sales executives call on business clients throughout the United States, selling products drawn from the retail product line and items specially developed or sourced for the business market, including trophies and items designed for the particular customer. Price allowances are given to business customers for volume purchases. Corporate Division customers purchase for business gift giving, employee service and achievement recognition awards, customer incentives and other purposes. Products and services are marketed through a sales force of approximately 169 persons, through advertising in newspapers and business periodicals and through the publication of special catalogs.

                                    Catalogs

        Tiffany also distributes catalogs of selected merchandise to its proprietary list of mail and telephone customers and to mailing lists rented from third parties. Four seasonal SELECTIONS(R) catalogs are published, supplemented by COLLECTIONS and other catalogs. The following table sets forth certain data with respect to mail order operations for the periods indicated:


                                                                    Fiscal Year
                                                             1998            1999           2000
                                                             ----            ----           ----
Number of names on catalog mailing list at
year-end (consists of customers who purchased by
mail or telephone prior to the applicable date):          964,000       1,099,000      1,206,000

Total catalog mailings during fiscal year (in
millions):                                                   24.3            26.0           24.7

Total  mail or telephone orders received during
fiscal year:                                              337,760         359,255        335,000



                                    Internet

        The Company distributes a selection of approximately 1,350 products through its Web site at www.tiffany.com. The Company expects to continue its expansion of merchandise selection and services on the site based on customer needs. In Fiscal 2000, the Company entered into a venture with Della.com, Inc., presently known as WeddingChannel.com, to create a TIFFANY & Co. online registry at the weddingchannel.com's website. Prospective buyers are able to purchase merchandise suitable for wedding gifts from TIFFANY & CO. registries or from a selection of TIFFANY & CO. products offered through the weddingchannel.com website. The Company anticipates that further enhancements will be made to these services to allow registries to be edited and managed online.

International Retail

        Stores and boutiques included in the International Retail channel of distribution are listed on the following page. In these locations, which are operated by Registrant's subsidiary corporations, Registrant records as sales the retail price charged to retail customers. For locations operated by third-party distributors, Registrant records as sales the wholesale price charged to the third-party distributors. See International Wholesale Distribution below.

                             International Locations

----------------------------------------------------------------------------------------------------------
                             LOCATIONS OPERATED BY REGISTRANT'S SUBSIDIARIES
----------------------------------------------------------------------------------------------------------

                    JAPAN                                      ASIA-PACIFIC EXCLUDING JAPAN
 * Operated by Registrant's Subsidiaries with
               Mitsukoshi, Ltd.
----------------------------------------------------------------------------------------------------------
Abeno, Kintetsu Department Store++                      Australia: Melbourne, Crown Casino
Chiba, Mitsukoshi Department Store *                    Australia: Melbourne, Daimaru Department Store
Fukuoka, Mitsukoshi *                                   Australia: Sydney, Chifley Plaza
Fukuoka, Mitsukoshi Department Store *                  Hong Kong: Causeway Bay, Lee Gardens
Ginza, Mitsukoshi Department Store *                    Hong Kong: Landmark Center
Hamamatsu, Matsubishi Department Store                  Hong Kong: Mitsukoshi Department Store+++
Hiroshima, Mitsukoshi Department Store *                Hong Kong: Pacific Place
Ikebukuro,  Mitsukoshi Department Store *               Hong Kong: Peninsula Hotel
Kagoshima, Mitsukoshi Department Store *                Hong Kong: Sogo Department Store
Kanazawa, Mitsukoshi *                                  Korea: Seoul, Galleria Department Store
Kashiwa, Takashimaya Department Store++                 Korea: Seoul, Grand Hyatt Hotel
Kawasaki, Saikaya Department Store                      Korea: Seoul, Hyundai Department Store
Kobe, Daimaru Department Store                          Korea: Seoul, Lotte Downtown Department Store
Kobe, Hotel Okura Kobe *+                               Korea:  Pusan, Paradise Hotel
Kobe, Mitsukoshi Department Store *                     Malaysia: Suria KLCC
Kochi, Daimaru Department Store                         Singapore: Ngee Ann City
Kokura, Izutsuya Department Store                       Singapore: Raffles Hotel
Koriyama, Usui Department Store                         Taiwan: Kaohsiung, Hanshin Department Store
Kumamoto, Tsuruya Department Store                      Taiwan: Tainan, Mitsukoshi Department Store
Kurashiki, Mitsukoshi Department Store *                Taiwan: Taipei, Regent Hotel
Kyoto, Daimaru Department Store                         Taiwan: Taipei, Sogo Department Store
Kyoto, Takashimaya Department Store
Matsuyama, Mitsukoshi Department Store*                 +++ Location closed February 2001.
Nagano, Mitsukoshi *
Nagoya Hoshigaoka, Mitsukoshi Dept. Store *             --------------------------------------------------
Nagoya Sakae, Mitsukoshi Department Store*
Nagoya, Hilton Hotel *                                                     EUROPE
Nihonbashi, Mitsukoshi Department Store *
Niigata, Mitsukoshi Department Store *                  --------------------------------------------------
Oita, Tokiwa Department Store
Okayama, Tenmaya Department Store                       England: London, Old Bond Street
Okinawa, Mitsukoshi Department Store *                  England: London, Harrod's Department Store
Osaka, Mitsukoshi Department Store *                    France:  Paris
Osaka, Takashimaya Department Store                     Germany: Frankfurt
Sagamihara, Isetan Department Store                     Germany: Munich
Sapporo, Mitsukoshi Department Store *                  Italy: Florence
Sendai, Mitsukoshi Department Store *                   Italy: Milan
Shinjuku, Mitsukoshi Department Store *                 Switzerland: Zurich
Shinsaibashi, Daimaru Department Store
Shizuoka, Matsuzakaya Department Store                  --------------------------------------------------
Takamatsu, Mitsukoshi Department Store *                              CANADA AND MEXICO
Tokyo Bay, Ikspiari *
Tokyo, Ginza Flagship Store *                           --------------------------------------------------
Tottori , Daimaru Department Store
Umeda, Daimaru Department Store
Utsunomiya, Tobu Department Store++                     Canada: Toronto
Yokohama, Landmark Plaza, Mitsukoshi *                  Mexico: Mexico City, Palacio Store, Polanco
Yokohama, Mitsukoshi Department Store *                 Mexico: Mexico City, Palacio Store, Perisur
                                                        Mexico: Mexico City, Masaryk


+Location closed January 31, 2001
++Location opened March 2001
-----------------------------------------------------------------------------------------------------------

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

        On June 12, 1993, Registrant, through its affiliated companies, entered into a distribution agreement (the "93 Agreement") with Mitsukoshi. Under the 93 Agreement, Registrant's wholly owned subsidiary, Tiffany & Co. Japan Inc. ("Tiffany-Japan"), has merchandising and marketing responsibilities in the operation of TIFFANY & CO. boutiques in Mitsukoshi's stores and other locations in Japan. Under the 93 Agreement, Mitsukoshi acts for Tiffany-Japan in the sale of merchandise owned by Tiffany-Japan and Registrant recognizes as revenues the retail price charged to the ultimate consumer in Japan. Tiffany-Japan holds inventories for sale, establishes retail prices, bears the risk of currency fluctuations, provides one or more brand managers in each boutique, controls merchandising and display within the boutiques, manages inventory and controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise. In some boutiques Tiffany-Japan provides the retail staff, and in others the retail staff is provided by Mitsukoshi. Mitsukoshi provides and maintains the boutique facilities and assumes credit and certain other risks. Tiffany-Japan pays Mitsukoshi fees aggregating up to 27% of net retail sales made in certain boutiques. Lower fees are paid for boutiques in which Tiffany-Japan provides the retail staff. Tiffany-Japan also pays Mitsukoshi an incentive fee of 5% of the amount by which boutique sales increase year-to-year, calculated on a per-boutique basis. In Tokyo, TIFFANY & CO. boutiques may be established only in Mitsukoshi's stores and TIFFANY & CO. brand jewelry may be sold only in such boutiques, or in a "flagship store" (see below). The mutual obligations described in this paragraph will expire on October 15, 2001.

        In Fiscal 1998, 1999 and 2000, respectively, total Japan sales represented 27%, 27% and 28% of Registrant's net sales. In Fiscal 1998, 1999 and 2000, sales made in TIFFANY & CO. boutiques located in Mitsukoshi's stores constituted 16% of Registrant's net sales.

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

        The Company has been negotiating new agreements comparable to the 93 Agreement and the FSS Agreement with Mitsukoshi and has reached an agreement in principle with respect to their substantive terms. It is anticipated that negotiations will be concluded and formal documents entered into during the first quarter of Fiscal 2001.

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



                      International Wholesale Distribution

        Wholesale distribution of selected TIFFANY & CO. merchandise is also made through independent distributors in the countries listed on the following page. Registrant records as sales the wholesale price charged to the third-party distributor. Multiple doors are indicated in parentheses.(3)










----------------------------------


(3) In July 2000 the Company discontinued wholesale sales of jewelry to third-party retailers in Europe. Trade sales in Europe represented less than 1% of International Retail sales in Fiscal 1999. This change has not had a significant impact on sales or profits and has enabled the Company to better manage the TIFFANY & CO. brand and to focus management efforts on Company-operated stores in Europe. International wholesale fragrance sales, also representing less than 1% of International Retail sales in Fiscal 1999, were discontinued in most international markets effective January 31, 2001. This change is not expected to have a significant impact on sales or profits.

--------------------------------------------------------------------------------------------------

                             INTERNATIONAL WHOLESALE DISTRIBUTION
--------------------------------------------------------------------------------------------------
     ASIA-PACIFIC, MIDDLE EAST AND RUSSIA                                 CARIBBEAN
--------------------------------------------------------------------------------------------------

Australia (2)             Lebanon (3)                      Aruba (3)                 Jamaica (5)
Bahrain                   New Zealand                      Bahamas (2)               Puerto Rico (5)
Egypt                     Oman (2)                         Bermuda                   St. Maarten (2)
Guam                      Philippines (2)                  Dominican Republic(2)     St. Thomas (2)
Hong Kong                 Qatar (4)                        Grand Cayman (2)          Turks and Caicos
India                     Russia (5)
Indonesia                 Saipan
Japan (8)                 Saudi Arabia (5)
Jordan                    Singapore
Korea                     Syria
Kuwait (2)                United Arab Emirates (3)
--------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------
                    CANADA                                         CENTRAL/LATIN AMERICA
--------------------------------------------------------------------------------------------------

Calgary                   Ottawa                           Argentina (4)             Panama (2)
Montreal                  Vancouver                        Brazil (2)                Paraguay (4)
                                                           Colombia                  Uruguay
                                                           Costa Rica                Venezuela
                                                           Guatemala
                                                           Honduras (2)
                                                           Mexico (6)

--------------------------------------------------------------------------------------------------


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

        The Company's commercial relationship with Mitsukoshi and Mitsukoshi's ability to continue as a leading department store operator have been and will continue to be substantial factors in the Company's continued success in Japan. TIFFANY & CO. boutiques are located in 27 Mitsukoshi department stores and other retail locations operated with Mitsukoshi in Japan. The Company also operates 20 boutiques primarily in department stores other than Mitsukoshi, in locations within Japan but outside of Tokyo, and plans to open more.

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


         Tiffany began its ongoing program of international expansion through proprietary retail stores in 1986 with the establishment of the London store. Company-operated international TIFFANY & CO. stores and boutiques range in size from approximately 400 to 14,000 gross square feet and total approximately 197,000 gross square feet devoted to retail purposes. The following chart details the growth in the Company's stores and boutiques since Fiscal 1987 on a worldwide basis:




==========================================================================================================

                Worldwide Retail Locations Operated by Registrant's Subsidiary Companies

==========================================================================================================
                        Americas and Europe                        Asia-Pacific
-----------------------------------------------------------------------------------------------------------
   End of                     Canada,
  Fiscal:         U.S.        Mexico         Europe          Japan            Elsewhere         Total
-----------------------------------------------------------------------------------------------------------
    1987           8             0             2               0                  0               10
-----------------------------------------------------------------------------------------------------------
    1988           9             0             3               0                  1               13
-----------------------------------------------------------------------------------------------------------
    1989           9             0             5               0                  2               16
-----------------------------------------------------------------------------------------------------------
    1990           12            0             5               0                  3               20
-----------------------------------------------------------------------------------------------------------
    1991           13            1             7               0                  4               25
-----------------------------------------------------------------------------------------------------------
    1992           16            1             7               7                  4               35
-----------------------------------------------------------------------------------------------------------
    1993           16            1             6               37**               5               65
-----------------------------------------------------------------------------------------------------------
    1994           18            1             6               37                 7               69
-----------------------------------------------------------------------------------------------------------
    1995           21            1             6               38                 9               75
-----------------------------------------------------------------------------------------------------------
    1996           23            1             6               39                12               81
-----------------------------------------------------------------------------------------------------------
    1997           28            2             7               42                17               96
-----------------------------------------------------------------------------------------------------------
    1998           34            2             7               44                17              104
-----------------------------------------------------------------------------------------------------------
    1999           38            3             8               44                17              110
-----------------------------------------------------------------------------------------------------------
    2000           42            4             8               44                21              119
==========================================================================================================




**Prior to July 1993, many TIFFANY & CO. boutiques in Japan were operated by Mitsukoshi (ranging from 21 in 1987 to 29 in 1993). See Business with Mitsukoshi above.

                          Advertising and Promotion

        Tiffany regularly advertises its business, primarily in newspapers and magazines. Cooperative advertising funds are received from certain merchandise vendors and the Company also provides its international third-party distributors with cooperative advertising funds. In Fiscal 1998, 1999 and 2000, Tiffany spent approximately $52.5 million, $57.3 million and $65.4 million, respectively, on worldwide advertising, net of amounts contributed by vendors to Tiffany, but inclusive of cooperative advertising funds contributed by Tiffany to third party distributors and amounts expended to print and mail catalogs and brochures.

        Public Relations (promotional) activity is also a significant aspect of Registrant's business. Management believes that Tiffany's image is enhanced by a program of charity sponsorships, grants and merchandise donations. Donations are also made to The Tiffany & Co. Foundation, a private foundation organized to support other 501(c)(3) charitable organizations with efforts concentrated in the preservation and conservation of the arts. The Company also engages in an aggressive program of retail promotions and media activities to maintain consumer awareness of the Company and its products. Each year, Tiffany publishes its well-known Blue Book which showcases fine jewelry and other merchandise. Tiffany's New York window displays are another important aspect of Tiffany's promotional efforts. In its New York store, Tiffany displays table settings created by leading interior decorators and by prominent hosts and hostesses. John Loring, Tiffany's Design Director, is the author of several books featuring TIFFANY & CO. products. Registrant considers these and other promotional efforts important in maintaining Tiffany's image as an arbiter of taste and style.


                                  Trademarks

        The designations TIFFANY(R) and TIFFANY & CO.(R) are the principal trademarks of Tiffany, as well as serving as tradenames. Through its subsidiaries, the Company has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO. as well as the TIFFANY BLUE BOX and the color TIFFANY BLUE for a variety of product categories in the United States and in other countries. Over the years, Tiffany has maintained a program to protect its trademarks and has instituted legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products. Tiffany has been generally successful in such actions and management considers that its United States trademark rights in TIFFANY and TIFFANY & CO. are strong. However, use of the designation TIFFANY by third parties (often small companies) on unrelated goods or services, frequently transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action. Despite the general fame of the TIFFANY and TIFFANY & CO. name and mark for the Company's products and services, Tiffany is not the sole person entitled to use the name TIFFANY in every category in every country of the world; third parties have registered the name TIFFANY in the United States in the food services category, and in a number of foreign countries in respect of certain product categories (including, in a few countries, the categories of fragrance, cosmetics, jewelry, eyeglass frames, clothing and tobacco products) under circumstances where Tiffany's rights were not sufficiently clear under local law, and/or where management concluded that Tiffany's foreseeable business interests did not warrant the expense of litigation.

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

        The designs of Ms. Peretti accounted for 15% of the Company's net sales in Fiscal 1998, 1999 and 2000. Merchandise designed by Ms. Picasso accounted for 3% of the Company's net sales in Fiscal 1998, 1999 and 2000.

        Registrant's operating results could be adversely affected were it to cease to be a licensee of either of these designers or should its degree of exclusivity in respect of their designs be diminished.


           Merchandise Purchasing, Manufacturing and Raw Materials

        Merchandise offered for sale by the Company is supplied from Tiffany's workshops in New York City and Pelham, New York; Parsippany, New Jersey; Warwick, Rhode Island; Salem, West Virginia; and Paris, France and through purchases and consignments from others. The Company has recently completed construction of a jewelry and silver goods manufacturing facility in Cumberland, Rhode Island and expects operations to commence in May 2001. The following table shows Tiffany's sources of merchandise, based on cost, for the periods indicated:


                                                 Fiscal Years

                                          1998          1999           2000
                                         -------       --------       -------
Produced by Tiffany                        31%           37%            46%
Purchased from others                      69            63             54
                                        -------       --------       -------
Total                                     100%          100%           100%
                                        =======       ========       =======

        The preceding figures include the cost of precious gems incorporated in such merchandise. Approximately 49% of the merchandise purchased from others in Fiscal 2000 was manufactured outside the United States.

        Gems and precious metals used in making Tiffany's jewelry may be purchased from a variety of sources. For the most part, purchases of such materials are from suppliers with which Tiffany enjoys long-standing relationships.

        Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 37%, 38% and 40% of Tiffany's net sales in Fiscal 1998, 1999 and 2000, respectively. Products containing one or more diamonds of one carat or larger accounted for less than 10% of net sales in each of those years. Tiffany purchases cut diamonds principally from three key vendors. Were trade relations between Tiffany and one or more of these vendors to be disrupted, the Company's sales would be adversely affected in the short term until alternative supply arrangements could be established. Diamonds of one carat or greater of the quality the Company demands are, on a relative basis, more difficult to acquire than smaller diamonds. Established sources for smaller stones would be more easily replaced in the event of a disruption in supply than would established sources for larger-sized stones.

        Except as noted above, Tiffany believes that there are numerous alternative sources for gems and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.

        In 1999, the Company announced its plans to form a joint arrangement and distribution contract with Aber Diamond Corporation ("Aber"), a publicly traded company headquartered in Canada. The Company strengthened this commercial relationship by making a substantial equity investment ($71 million) by purchasing 8 million shares in Aber, representing approximately 14.9% of its outstanding shares. It is expected that Tiffany's alliance with Aber, 40% owner of the Diavik Diamonds Project in Northwest Canada, will enable Tiffany to secure a significant portion of its future diamond needs once production commences. Production is expected to commence in Fiscal 2003.

        Presently, the supply and price of rough (uncut and unpolished) diamonds in the principal world markets have been and continue to be significantly influenced by a single entity, the Diamond Trading Corporation (the "DTC"), of De Beers Centenary AG, a Swiss corporation. The DTC supplies approximately 70% of the world market for rough, gem-quality diamonds, notwithstanding that its historical ability to control supplies has been somewhat diminished due to changing politics in diamond-producing countries and revised contractual arrangements with independent mine operators. Through its affiliates, the DTC continues to exert a significant influence on the demand for polished diamonds through its advertising and marketing efforts throughout the world.

        Tiffany does not purchase rough diamonds; in consequence, Tiffany does not purchase directly from the DTC. Some, but not all, of Tiffany's suppliers do purchase directly from the DTC. It is estimated that 78% of the diamonds that Tiffany purchases have their source with the DTC. The availability and price of diamonds to the DTC and Tiffany's suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. Sustained interruption in the supply of rough diamonds or an over-abundance of supply or a substantial change in the marketing arrangements described above could adversely affect Tiffany and the retail jewelry industry as a whole. Direct purchasers from the DTC may sell cut and polished diamonds marked with the DTC's proprietary trademark. This practice, coupled with a change in the marketing and advertising policies of the DTC's affiliates, could affect consumer demand for diamonds that do not bear the DTC's trademark. Tiffany may or may not carry such branded diamonds in the future. Additionally, an affiliate of the DTC has announced a joint venture with an affiliate of a major luxury goods retailer for the purpose of retailing diamond jewelry. This joint venture may become a competitor of Tiffany.

        Increasing attention has been focused within the last eighteen months on the issue of "conflict" diamonds. Conflict diamonds are extracted from war-torn regions and sold by rebel forces to fund insurrection. Concerned participants in the diamond trade, including Tiffany and non-government organizations, seek to exclude such diamonds, which represent a small fraction of the world's supply, from legitimate trade through an international system of certification and legislative initiatives. It is not expected that such efforts, if successful, will substantially affect the supply of diamonds. However, in the near term, efforts by these non-governmental organizations to increase consumer awareness of the issue and encourage legislative response could affect consumer demand for diamonds.

        Finished jewelry is purchased from approximately 150 manufacturers, most of which have long-standing relationships with Tiffany. Tiffany believes that there are alternative sources for most jewelry items; however, due to the craftsmanship involved in certain designs, Tiffany would have difficulty in finding readily available alternatives in the short term.

        TIFFANY & CO. brand clocks and components for timepieces are manufactured and assembled by third parties. Approximately 50% of net watch sales during Fiscal 2000 were attributable to a single manufacturer. Tiffany contracts with a single manufacturer to produce its silver flatware patterns from Tiffany's proprietary tools and dies by use of Tiffany's traditional manufacturing techniques. Likewise, engraved stationery is purchased from a single manufacturer. Loss of any of these manufacturers could result in the unavailability of timepieces, silver flatware or engraved stationery, as the case may be, during the period necessary for Tiffany to arrange for new production.

                                 Competition

        Registrant encounters significant competition in all of its product lines from other third-party providers, some of which specialize in just one area in which the Company is active. Many of the Company's competitors have established reputations for style and expertise similar to that of the Company and compete on the basis of value. Other jewelers and retailers compete primarily through advertised price promotion. The Company competes on the basis of quality and value and does not engage in price promotional advertising. See Merchandise Purchasing, Manufacturing and Raw Materials above.

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

        Registrant also faces increasing competition in the area of direct marketing. A growing number of direct sellers compete for access to the same mailing lists of known purchasers of luxury goods. In marketing service awards and business gifts to corporations and other organizations, the Company faces numerous competitors who sell a wide variety of products at a greater price range than the Company, which has chosen to offer a more limited selection in order to adhere to its established quality standards. Tiffany currently distributes selected merchandise through its Web site at www.tiffany.com and anticipates increasing competition in this area as the technology evolves. Tiffany does not currently offer diamond engagement jewelry through its Web site, while certain of Tiffany's competitors do. Nonetheless, Tiffany will seek to maintain and improve its position in the Internet marketplace by refining and expanding its merchandise selection and services.


                                 Seasonality

        As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.


                                  Employees

        As of January 31, 2001, the Registrant's subsidiary corporations employed an aggregate of approximately 5,960 full-time and part-time persons. Of those employees, 4,932 are employed in the United States. Of Tiffany's total employees, approximately 2,250 persons are salaried employees, 572 are engaged in manufacturing and 2,887 are retail store personnel. None of the Company's employees is represented by a union. Registrant believes that relations with its employees are good.

ITEM 2. PROPERTIES

        Registrant both owns and leases its principal operating facilities and occupies its various store premises under lease arrangements which are generally on a two to ten-year basis.


                                New York Store

               In November 1999, Tiffany purchased the land and building housing its flagship store at 727 Fifth Avenue in New York City. Prior to its repurchase, the building had been leased by Tiffany since 1984. Constructed for Tiffany in 1940, the building was designed to be a retail store for the Company and is believed to be well located for this function. Currently, approximately 32,450 gross square feet of this 124,000 square foot building are devoted to retail selling purposes, with the balance devoted to administrative offices, certain product services, jewelry manufacturing and storage. During the fourth quarter of fiscal 2000, the Company commenced a three-year renovation project to reconfigure the store to increase its selling space by approximately 25% and to provide additional space for customer service and special exhibitions.

                           Customer Service Center

        In 1995, Tiffany entered into a lease of undeveloped property in Parsippany, New Jersey, in order to construct and occupy a new distribution facility. In April 1997, construction of the "Customer Service Center" ("CSC") on that property was completed and Tiffany commenced operations. The CSC is a combined warehouse, distribution, light manufacturing, computing and office center. It comprises approximately 269,000 square feet, of which approximately 96,000 square feet are devoted to office and computer operations use, with the balance devoted to warehousing, shipping, receiving, light manufacturing, merchandise processing and other distribution functions. Registrant believes that the CSC has been properly designed to handle worldwide distribution functions and that it is suitable for that purpose. The computer and office center areas are currently being expanded to meet increased demand.

        The present term of the lease expires on January 31, 2002. Tiffany has exercised its right under the lease to purchase the CSC as of such date for a scheduled purchase price.

        In anticipation of growth in sales volume and company-operated stores, Tiffany has entered into a ground lease, subject to state and local approvals and receipt of landlord's required insurance documentation, of undeveloped property in Hanover Township, New Jersey in order to construct and occupy an additional facility to manage the warehousing and processing of direct-to-customer orders and to perform other distribution functions. It is anticipated that, if approved, construction of the facility will commence in 2001 with occupancy expected in Fiscal 2003. The proposed facility will be approximately 266,000 square feet, of which approximately 34,500 square feet will be devoted to office use, the balance to warehousing, shipping, receiving, merchandise processing and other warehouse functions.


              Manufacturing Facility - Cumberland, Rhode Island

        In January 2000 Tiffany entered into an agreement to purchase certain undeveloped property in Cumberland, Providence County, Rhode Island in order to construct and occupy a 100,000 square foot jewelry and silver goods manufact-uring facility. Construction has recently been completed and operations are expected to commence in May 2001.(4)




-----------------------------

(4) In September 2000 Tiffany entered into agreements with the Rhode Island Industrial Facilities Corporation to purchase an industrial development bond for the purpose of financing the continued construction and equipping of the manufacturing facility. In connection with the issuance of the Bond, Tiffany transferred title to the land, building and improvements, and leased back the project. Under the Lease Agreement, Tiffany's rental payments will be used to pay the principal and interest on the Bond. Upon payment in full of the Bond, Tiffany has the option to purchase the facility at a price of One Thousand ($1,000.00) Dollars.

                    Branch and Subsidiary Retail Store Leases

        Set forth below is the expiration date for each of Tiffany's existing branch and subsidiary retail store leases (and, where applicable, optional renewal terms):

----------------------------------------------------------------------------------------------------------
                                               U.S. BRANCH STORE LEASES
----------------------------------------------------------------------------------------------------------
CITY                STATE/TERR.       LOCATION                      EXPIRATION DATE      RENEWAL OPTIONS
----------------------------------------------------------------------------------------------------------
Atlanta             GA                Phipps Plaza Shopping Center  July 31, 2010
----------------------------------------------------------------------------------------------------------
Bal Harbour         FL                Bal Harbour Shops             May 31, 2003
----------------------------------------------------------------------------------------------------------
Beverly Hills       CA                Two Rodeo Drive               October 7,  2005     Two five-year
                                                                                         terms
----------------------------------------------------------------------------------------------------------
Boca Raton          FL                Town Center                   January 31, 2010     One five-year
                                                                                         term
----------------------------------------------------------------------------------------------------------
Boston              MA                Copley Place                  July 31, 2009        Two five-year
                                                                                         terms
----------------------------------------------------------------------------------------------------------
Century City        CA                Century City Shopping Center  June 30, 2009
----------------------------------------------------------------------------------------------------------
Charlotte           NC                SouthPark Mall                December 31, 2007    One five-year
                                                                                         term
----------------------------------------------------------------------------------------------------------
Chestnut Hill       MA                The Atrium                    January 31, 2008     One five-year
                                                                                         term
----------------------------------------------------------------------------------------------------------
Chevy Chase         MD                5500 Wisconsin Avenue         January 31, 2006
----------------------------------------------------------------------------------------------------------
Chicago             IL                730 North Michigan Avenue     October 20, 2012     Two five-year
                                                                                         terms
----------------------------------------------------------------------------------------------------------
Cincinnati          OH                Fountain Place                November 30, 2012    Two five-year
                                                                                         terms
----------------------------------------------------------------------------------------------------------
Costa Mesa          CA                South Coast Plaza             January 31, 2004     One five-year
                                                                                         term
----------------------------------------------------------------------------------------------------------
Dallas              TX                The Galleria                  May 31, 2009
----------------------------------------------------------------------------------------------------------
Dallas              TX                NorthPark Center              May 31, 2009         One five-year
                                                                                         term
----------------------------------------------------------------------------------------------------------
Denver              CO                Cherry Creek Shopping Center  January 31, 2008     One five-year
                                                                                         term
----------------------------------------------------------------------------------------------------------
Greenwich           CT                140 Greenwich Avenue          July 31, 2010        Two five-year
                                                                                         terms
----------------------------------------------------------------------------------------------------------
Hackensack          NJ                Riverside Square Mall         September 30, 2006
----------------------------------------------------------------------------------------------------------
Honolulu            HI                Ala Moana Center              January 31, 2011
----------------------------------------------------------------------------------------------------------
Honolulu            HI                Hilton Hawaiian Village       December 31, 2002    One five-year
                                                                                         term
----------------------------------------------------------------------------------------------------------
Honolulu            HI                Moana Surfrider               January 31, 2003
----------------------------------------------------------------------------------------------------------
Houston             TX                Galleria Post Oak             September 30, 2001   One five-year
                                                                                         term
----------------------------------------------------------------------------------------------------------
Las Vegas           NV                Bellagio                      January 31, 2008     One ten-year
                                                                                         term
----------------------------------------------------------------------------------------------------------
King of Prussia     PA                King of Prussia Plaza         November 30, 2005    One five-year
                                                                                         term
----------------------------------------------------------------------------------------------------------
Manhasset           NY                Americana Shopping Center     June 9, 2008
----------------------------------------------------------------------------------------------------------
Maui                HI                Whalers Village               July 31, 2004
----------------------------------------------------------------------------------------------------------
Maui                HI                Wailea                        November 30, 2010   One five-year
                                                                                        term
----------------------------------------------------------------------------------------------------------
Oak Brook           IL                Oakbrook Center               April 30, 2009      Two five-year
                                                                                        terms
----------------------------------------------------------------------------------------------------------
Old Orchard         IL                Old Orchard Shopping Center   April 30, 2010      One five-year
                                                                                        term
----------------------------------------------------------------------------------------------------------
Palm Beach          FL                259 Worth Avenue              May 31, 2007        Two five-year
                                                                                        terms
----------------------------------------------------------------------------------------------------------
Palo Alto           CA                Stanford Shopping Center      May 31, 2007
----------------------------------------------------------------------------------------------------------
Philadelphia        PA                The Bellevue                  June 30, 2010       One five-year term
----------------------------------------------------------------------------------------------------------
Portland            OR                Pioneer Place                 December 31, 2010   One five-year
                                                                                        term
----------------------------------------------------------------------------------------------------------
San Diego           CA                Fashion Valley Shopping       December 31, 2007   One five-year
                                      Center                                            term
----------------------------------------------------------------------------------------------------------
San Francisco       CA                Union Square                  October 23, 2006    One ten-year
                                                                                        term
----------------------------------------------------------------------------------------------------------
Scottsdale          AZ                Fashion Square                December 31, 2008   One five-year
                                                                                        term
----------------------------------------------------------------------------------------------------------
Seattle             WA                Pacific Place                 October 28, 2008    Two five-year
                                                                                        terms
----------------------------------------------------------------------------------------------------------
Short Hills         NJ                The Mall at Short Hills       January 31, 2005    One five-year
                                                                                        term
----------------------------------------------------------------------------------------------------------
                                                                                        One five-year
Tamuning            Guam              Tumon Sands Plaza             September 30, 2001  term
----------------------------------------------------------------------------------------------------------
Troy                MI                The Somerset Collection       September 30, 2007
----------------------------------------------------------------------------------------------------------
Vienna              VA                Fairfax Square                March 31, 2010      One five-year term
----------------------------------------------------------------------------------------------------------
White Plains        NY                The Westchester               April 30, 2005      One five-year term
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                             INTERNATIONAL BRANCH STORE LEASES-
----------------------------------------------------------------------------------------------------
COUNTRY         CITY           LOCATION                 EXPIRATION DATE        RENEWAL OPTIONS
----------------------------------------------------------------------------------------------------
Australia       Sydney         Chifley Tower            October 18, 2004       One five-year term
----------------------------------------------------------------------------------------------------
Australia       Melbourne      Crown Casino             May 7, 2002
----------------------------------------------------------------------------------------------------
Canada          Toronto        85 Bloor Street West     November 15, 2006      One seven-year term
----------------------------------------------------------------------------------------------------
England         London         25 Old Bond Street       March 24, 2016
----------------------------------------------------------------------------------------------------
France          Paris          6 Rue de la Paix         April 1, 2011
----------------------------------------------------------------------------------------------------
Germany         Frankfurt      20 Goethestrasse         January 31, 2011       One ten-year term
----------------------------------------------------------------------------------------------------
Germany         Munich         Residenzstrasse 11       January 31, 2004       One five-year term
----------------------------------------------------------------------------------------------------
Hong Kong      Causeway Bay    Lee Gardens              June 30, 2003
----------------------------------------------------------------------------------------------------
Hong Kong                      The Landmark             May 31, 2005
----------------------------------------------------------------------------------------------------
Hong Kong       Kowloon        The Peninsula            February 28, 2002
----------------------------------------------------------------------------------------------------
Hong Kong                      Pacific Place            October 31, 2003
----------------------------------------------------------------------------------------------------
Italy           Florence       Via Tornabuoni           December 31, 2001      One six-year term+

----------------------------------------------------------------------------------------------------
Italy           Milan          Via della Spiga          October 31, 2005
----------------------------------------------------------------------------------------------------
Japan           Tokyo          Ginza                    October 24, 2002       One three-year term
----------------------------------------------------------------------------------------------------
Korea           Pusan          Paradise Hotel           September 20, 2003     One two-year option
----------------------------------------------------------------------------------------------------
Korea           Seoul          Grand Hyatt Hotel        December 31, 2001
----------------------------------------------------------------------------------------------------
Malaysia        Kuala Lumpur   Suria KL City Centre     November 30, 2002      Two three-year terms
----------------------------------------------------------------------------------------------------
Mexico          Mexico City    Masaryk                  May 31, 2004           Two three-year terms
----------------------------------------------------------------------------------------------------
Singapore                      Raffles Hotel            September 15, 2003
----------------------------------------------------------------------------------------------------
Singapore                      Ngee Ann City            September 14, 2002     One one-year term
----------------------------------------------------------------------------------------------------
Switzerland     Zurich         Bahnhofstrasse 14        September 30, 2005
----------------------------------------------------------------------------------------------------
Taiwan          Taipei         Regent Hotel             Under Negotiation
----------------------------------------------------------------------------------------------------


+ Renewal subject to conditions imposed by Italian law, including right of landlord to occupy premises for its own use.


                               New Store Leases

        In addition to the U.S. leases described herein on page 18, Tiffany has entered into the following new leases for domestic stores expected to open in 2001: a 10-year lease for a 6,500 square foot store at International Plaza in Tampa, Florida and an 11-year lease for a 6,065 square foot store at Westfield Shoppingtown Valley Fair in Santa Clara (San Jose), California. Expected U.S. openings in 2002: a 15-year lease for an 11,226 square foot store on Kalakaua Avenue, Waikiki, Honolulu, Hawaii. Tiffany has also entered into the following new leases for international stores expected to open in 2001: a 6-year lease for a 4,360 square foot store on Via Del Babuino in Rome, Italy, a 15-year lease for a 1,390 square foot store in Royal Exchange, London, England, a 5-year lease for 3,951 square foot store in Inguatemi Shopping Center in Sao Paulo, Brazil and a 5-year lease for a 5,920 square foot store on Collins Street in Melbourne, Australia.

ITEM 3. LEGAL AND ENVIRONMENTAL PROCEEDINGS

        Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany's business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of their intellectual property rights by Tiffany, litigation instituted by persons alleged to have been injured upon premises within Registrant's control and litigation with present and former employees. Although litigation with present and former employees is routine and incidental to the conduct of Tiffany's business, as well as for any business employing significant numbers of U.S.-based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, Registrant believes that no litigation currently pending to which it or Tiffany is a party or to which its properties are subject will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of Registrant are:

NAME                    AGE   POSITION                                   YEAR JOINED TIFFANY

William R. Chaney       68    Chairman of the Board of Directors               1980

Michael J. Kowalski     49    President and Chief Executive Officer            1983

James E. Quinn          49    Vice Chairman                                    1986

Beth O. Canavan         46    Executive Vice President                         1987

James N. Fernandez      45    Executive Vice President and                     1983
                              Chief Financial Officer

Victoria Berger-Gross   45    Senior Vice President - Human Resources          2001

Patrick B. Dorsey       50    Senior Vice President - General Counsel          1985
                              and Secretary

Linda A. Hanson         40    Senior Vice President - Merchandising            1990


Fernanda M. Kellogg     54    Senior Vice President - Public Relations         1984

Caroline D. Naggiar     43    Senior Vice President - Marketing                1997

John S. Petterson       42    Senior Vice President - Direct Marketing         1988


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

Michael J. Kowalski. Mr. Kowalski was appointed President on January 18, 1996 and served as Chief Operating Officer from January 1997 until his appointment as Chief Executive Officer on February 1, 1999, succeeding William R. Chaney. He has served on Registrant's Board of Directors since January 1995. He previously served as Executive Vice President from March 19, 1992, with overall responsibility in the following areas: merchandising, marketing, advertising, public relations and product design. He has held a variety of merchandising management positions since joining Tiffany in 1983 as Director of Financial Planning.

James E. Quinn. Mr. Quinn joined Tiffany in July 1986 as Vice President of branch sales for the Company's corporate sales operations and has since had various responsibilities for sales management and operations. He was promoted to Executive Vice President on March 19, 1992 and assumed responsibility for retail and corporate sales for the Americas in 1994. In January 1995 he became a member of Registrant's Board of Directors. In January 1998 he was appointed Vice Chairman. He has responsibility for worldwide sales. Mr. Quinn is a member of the Board of Directors of BNY Hamilton Funds, Inc. and Mutual of America Capital Management.

Beth O. Canavan. Ms. Canavan joined Tiffany in May 1987 as Director of New Store Development. She later held the positions of Vice President, Retail Sales Development in 1990, Vice President and General Manager of the New York Store in 1992 and Eastern Regional Vice President in 1994. In 1997, she assumed the position of Senior Vice President for U.S. Retail. In January 2000, she was promoted to Executive Vice President responsible for retail sales activities in the U.S. and Canada, retail store expansion and customer service.

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

Victoria Berger-Gross. Dr. Berger-Gross joined Tiffany in February 2001 as Senior Vice President - Human Resources. Prior to joining Tiffany, she served as Senior Vice President & Director of Human Resources at Lehman Brothers from May 2000, Senior Director - Human Resources at Bertelsmann A.G.'s BMG Entertainment from March 1998 and Vice President - Organizational Effectiveness at Personnel Decisions International from January 1990.

Patrick B. Dorsey. Mr. Dorsey joined Tiffany in July 1985 as General Counsel and Secretary.

Linda A. Hanson. Ms. Hanson joined Tiffany in April 1990 as a management associate. She assumed her current responsibilities in July 1997.

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


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Registrant's Common Stock is traded on the New York Stock Exchange. On July 21, 1999 and July 20, 2000, two-for-one stock splits were effected through stock dividends. All share prices and dividend amounts have been restated to reflect the two stock splits. In consolidated trading the high and low selling prices per share for shares of such Common Stock for Fiscal 1999 were:

Fiscal 1999                          High                  Low
-----------                          ----                  ---
First Fiscal Quarter                 $21.86                $13.19
Second Fiscal Quarter                $26.50                $19.47
Third Fiscal Quarter                 $33.50                $20.91
Fourth Fiscal Quarter                $45.00                $29.19

       In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2000 were:

Fiscal 2000                          High                  Low
-----------                          ----                  ---
First Fiscal Quarter                 $42.75                $27.25
Second Fiscal Quarter                $38.75                $27.09
Third Fiscal Quarter                 $45.38                $32.00
Fourth Fiscal Quarter                $43.56                $26.75

       On March 23, 2001, the high and low selling prices quoted on such exchange were $27.80 and $27.00 respectively. On March 23, 2001 there were 3,082 record holders of Registrant's Common Stock.

        It is Registrant's policy to pay a quarterly dividend of $0.04 per share of Common Stock, subject to declaration by Registrant's Board of Directors. In Fiscal 1999, a dividend of $0.0225 per share of Common Stock was paid on April 12, 1999. On May 20, 1999, Registrant's Board of Directors declared an increase in the regular quarterly dividend from $0.0225 per share to $0.03 per share of Common Stock. Thereafter, dividends of $0.03 per share of Common Stock were paid on July 21, 1999, October 12, 1999 and January 10, 2000. In Fiscal 2000, a dividend of $0.03 per share of Common Stock was paid on April 10, 2000. The preceding dividends per share have been adjusted for a two-for-one stock split of the Common Stock in July 2000. On May 18, 2000, Registrant's Board of Directors declared an increase in the regular quarterly dividend from $0.03 per share to $0.04 per share of Common Stock. Thereafter, dividends of $0.04 per share of Common Stock were paid on July 20, 2000, October 10, 2000 and January 10, 2001.

       In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Report on Form 10-K, 1,804,964 shares of Registrant's

Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933.


ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2001, pages 18-19.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2001, pages 20-26.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2001, pages 27-46.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from Registrant's Proxy Statement dated April 10, 2001, pages 8-10 and 24-26.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from Registrant's Proxy Statement dated April 10, 2001, pages 12-22.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from Registrant's Proxy Statement dated April 10, 2001, pages 4-6.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Registrant's Proxy Statement dated April 10, 2001, page 15.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)    List of Documents Filed As Part of This Report:

1.  Financial Statements:

Data incorporated by reference from
the 2000 Annual Report to Stockholders
of Tiffany & Co. and Subsidiaries:

Report of Independent Accountants
(following this Form 10-K)

Consolidated Statements of Earnings
for the years ended January 31, 2001, 2000, and 1999

Consolidated Balance Sheets
as of January 31, 2001 and 2000

Consolidated Statements of Stockholders' Equity for the years ended January 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows
for the years ended January 31, 2001, 2000 and 1999

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

 3.1b      Amendment to Certificate of Incorporation of Registrant dated May 18, 2000.

 3.2       By-Laws of Registrant (as last amended March 15, 2001).

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

10.111a    Rider No. 1 to Agreement referred to in Exhibit 10.111, dated September 21, 1999. Incorporated by reference from Exhibit
           10.111a filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2000.

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


10.116b Amendments Nos. 9-11 to Credit Agreement referred to in previously filed Exhibit 10.116 dated, respectively, July 15, 1999, October 20,
           1999 and February 14, 2000. Incorporated by reference from Exhibit
           10.116b filed with Registrant's Report on Form 10-K for the Fiscal
           Year ended January 31, 2000.

10.116c    Amendments Nos. 12-13 to Credit Agreement referred to in previously filed Exhibit 10.116 dated, respectively, June 22, 2000 and November 1, 2000.

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

10.128 Translation of Loan Agreement between Tiffany & Co. Japan Inc. and the Fuji Bank, Ltd., Hong Kong Branch dated 22 October 1999, Guaranty issued in connection therewith by the Registrant and Agreement on Bank Transactions referenced in the aforesaid Loan Agreement;
           Schedule to Master Agreement dated as of October 18, 1999 between The
           Chase Manhattan Bank and Tiffany & Co. Japan Inc. (made with reference to International Swap Dealers Association, Inc. Master
           Agreement form copyrighted 1992), Guaranty dated October 18, 1999 issued in connection with such Master Agreement by Tiffany and Company, Tiffany & Co. International and Registrant in favor of The
           Chase Manhattan Bank and Confirmation issued October 29, 1999 by The
           Chase Manhattan Bank. Incorporated by reference from Exhibit 10.128 filed with Registrant's Report on Form 10-Q for the Fiscal quarter ended October 31, 1999.

13.1       Annual Report to Stockholders for Fiscal Year Ended January 31, 2001
           (pages 18-46 of such Annual Report have been filed in electronic format).

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

4.3a Standard terms of stock option award (transferable and non-transferable) under Registrant's 1998 Employee Incentive Plan, as revised January 21, 1999. Incorporated by reference from Exhibit 4.3a filed with Registrant's Report on Form 10-K for the Fiscal Year ended
           January 31, 1999.

4.4 Registrant's 1998 Directors Option Plan. Incorporated by reference from Exhibit 4.3 to Registrant's Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

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

10.115a Riders Nos. 2 and 3, dated October 18, 1998 and March 20, 1999, respectively to Split Dollar Life Insurance Agreements between and among William R. Chaney and Tiffany and Company, and respectively, the 1994 Chaney Family Trust u/a 2/23/94 and the Babette C. Chaney et al. Trust u/a 2/23/94. Incorporated by reference from Exhibit 10.115a filed with Registrant's Report on Form 10-K for the Fiscal Year ended
           January 31, 1999.

10.127     Retention Agreements dated March 30, 1999 between and among
           Registrant and Tiffany and, respectively, each of the following executive officers: Michael J. Kowalski, James E. Quinn, James N.
           Fernandez and Patrick B. Dorsey and Appendices I to III to each of those Agreements. Incorporated by reference from Exhibit 10.127 filed with Registrant's Report on Form 10-K for the Fiscal Year ended
           January 31, 1999.

10.127a    Retention Agreements dated March 13, 2001 between and among Registrant and Tiffany and, respectively, each of the following executive officers:  Beth O. Canavan, Linda A. Hanson,
           Fernanda M. Kellogg, Caroline D. Naggiar, John S. Petterson and Victoria Berger-Gross and
           Appendices I to III to each of those Agreements.


REGISTRANT WILL FURNISH COPIES OF ANY OF THE FOREGOING EXHIBITS TO ANY REGISTERED HOLDER OF THE REGISTRANT'S COMMON STOCK UPON PAYMENT OF A FEE OF $.15 PER PAGE FURNISHED, WHICH FEE REPRESENTS REGISTRANT'S EXPENSES IN FURNISHING SUCH EXHIBIT.

(b)      Reports on Form 8-K.

           On December 20, 2000, Registrant filed a Report on Form 8-K reporting the extension of hours of its flagship New York store beginning January 1, 2001.

           On January 4, 2001, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing preliminary unaudited sales figures for the two-month period ended December 31, 2000.

           On March 1, 2001, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing its sales and earnings for the three-month period and Fiscal Year ended January 31, 2001.

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TIFFANY & CO.
                                        (Registrant)




Date: April 10, 2001              By:   /s/ Michael J. Kowalski
                                        ----------------------------------------
                                        Michael J. Kowalski
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:   /s/ William R. Chaney                            By:   /s/ Michael J. Kowalski
      ----------------------------------------               -----------------------------------------
      William R. Chaney                                      Michael J. Kowalski
      Chairman of the Board                                  President and Chief Executive Officer
      (director)                                             (principal executive officer) (director)



By:   /s/ James N. Fernandez                           By:   /s/ Warren S.Feld
      ---------------------------------------                -----------------------------------------
      James N. Fernandez                                     Warren S. Feld
      Executive Vice President                               Vice President
      (principal financial officer)                          (principal accounting officer)




By:   /s/ Rose Marie Bravo                             By:   /s/ James E. Quinn
      -----------------------------------------              -----------------------------------------
      Rose Marie Bravo                                       James E. Quinn
      Director                                               Vice Chairman
                                                             (director)

By:   /s/ Samuel L. Hayes, III                         By:   /s/ William A.  Shutzer
      -----------------------------------------              ------------------------------------------
      Samuel L. Hayes, III                                   William A. Shutzer
      Director                                               Director


By:   /s/ Charles K. Marquis                           By:  /s/ Geraldine Stutz
      -------------------------------------------           -------------------------------------------
      Charles K. Marquis                                    Geraldine Stutz
      Director                                              Director


April 10, 2001

                                                      PRICEWATERHOUSECOOPERS LLP





                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors & Shareholders of Tiffany & Co.

Our audits of the consolidated financial statements referred to in our report dated February 28, 2001 appearing in the fiscal 2000 Annual Report to Shareholders of Tiffany & Co. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/  PricewaterhouseCoopers LLP

New York, New York
February 28, 2001

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

-------------------------------------------------------------------------------------------------------------------------------

                                                                   Additions
                                                     --------------------------------------

                                   Balance at           Charged to
                                   beginning            costs and            Charged to                          Balance at end
   Description                     of period             expenses          other accounts        Deductions         of period
-------------------------------------------------------------------------------------------------------------------------------
Year Ended
   January 31, 2001:

Reserves deducted from
   assets:

Accounts receivable allowances:


   Doubtful accounts               $5,137,719              $1,210,547               - -      $2,457,796 (a)         $3,890,470

   Sales returns                    4,578,657                      --               - -         495,841              4,082,816

Allowance for inventory
   liquidation and
   obsolescence                    14,160,281              17,665,831               - -      13,431,297 (b)         18,394,815

Allowance for inventory
   shrinkage                        2,625,788               3,052,347               - -       2,664,186 (c)          3,013,949

LIFO reserve                       13,492,173               2,450,113               - -             - -             15,942,286



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

-------------------------------------------------------------------------------------------------------------------------------

                                                                            Additions
                                                              --------------------------------------

                                       Balance at           Charged to
                                       beginning            costs and            Charged to                        Balance at
   Description                         of period             expenses          other accounts     Deductions     end of period
-------------------------------------------------------------------------------------------------------------------------------
Year Ended
   January 31, 2000:

Reserves deducted from
   assets:

Accounts receivable allowances:

   Doubtful accounts                      $4,680,955           $2,173,026           - -       $1,716,262 (a)        $5,137,719

   Sales returns                           3,425,457            1,153,200           - -              - -             4,578,657

Allowance for inventory
   liquidation and
   obsolescence                           15,654,894            4,274,113           - -        5,768,726 (b)        14,160,281

Allowance for inventory
   shrinkage                               1,788,742            3,921,920           - -        3,084,874 (c)         2,625,788

LIFO reserve                              15,870,000                   --           - -        2,377,827            13,492,173



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

-------------------------------------------------------------------------------------------------------------------------------

                                                            Additions
                                             --------------------------------------

                             Balance at         Charged to
                             beginning            costs and            Charged to                               Balance at end
   Description                period             expenses          other accounts         Deductions            of period
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended
   January 31, 1999:

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

                                 EXHIBIT INDEX

     SEE PAGES 25 THROUGH 29 FOR A COMPLETE LIST OF EXHIBITS FILED, INCLUDING EXHIBITS INCORPORATED BY REFERENCE FROM PREVIOUSLY FILED DOCUMENTS.

  EXHIBIT
  -------                             DESCRIPTION
  3.1b        Amendment to Certificate of Incorporation of Registrant
              dated May 18, 2000.

  3.3         By-Laws of Registrant (as last amended March 15, 2001).

 10.116c Amendments Nos. 12-13 to Credit Agreement referred to in previously filed Exhibit 10.116 dated, respectively, June 22, 2000 and November 1, 2000.

 10.127a      Retention Agreements dated March 15, 2001 between and among
              Registrant and Tiffany and, respectively, each of the following executive officers: Beth O. Canavan, Linda A.
              Hanson, Fernanda M. Kellogg, Caroline D. Naggiar, John S.
              Petterson and Victoria Berger-Gross and Appendices I to III to each of those Agreements.

 13.1         Annual Report to Stockholders for Fiscal Year Ended
              January 31, 2001 (pages 18-46 of such Annual Report have been filed in electronic format).

 21.1         Subsidiaries of Registrant.

 23.1 Consent of PricewaterhouseCoopers LLP, independent accountants.