Form 10-Q
period 2001-04-30
TIFFANY & CO
filed 2001-06-13
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----ACT OF 1934 for the quarter ended April 30, 2001.

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----ACT OF 1934 for the transition from ________ to _____________.


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 145,883,379 shares outstanding at the close of business on April 30, 2001.

                                              TIFFANY & CO. AND SUBSIDIARIES
                                                    INDEX TO FORM 10-Q
                                           FOR THE QUARTER ENDED APRIL 30, 2001





PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets - April 30, 2001,
                      January 31, 2001 and
                      April 30, 2000 (Unaudited)                               3

                  Consolidated Statements of Earnings - for the
                      three months ended April 30, 2001
                      and 2000 (Unaudited)                                     4

                  Consolidated Statements of Cash Flows - for
                      the three months ended April 30, 2001
                      and 2000 (Unaudited)                                     5

                  Notes to Consolidated Financial Statements
                      (Unaudited)                                           6-11


Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        12-18



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                            19

                  (a)  Exhibits

                  (b)  Reports on Form 8-K

PART I.  Financial Information
Item 1.  Financial Statements


                                             TIFFANY & CO. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)
                                        (in thousands, except per share amounts)



                                                                              April 30,       January 31,          April 30,
                                                                               2001              2001               2000
                                                                          --------------    --------------     --------------
ASSETS
Current assets:
Cash and cash equivalents                                               $       124,695   $       195,613    $       199,167
Accounts receivable, less allowances
  of $7,619, $7,973 and $10,578                                                  94,011           106,988            106,423
Inventories, net                                                                665,893           651,717            525,594
Deferred income taxes                                                            33,383            28,069             35,005
Prepaid expenses and other current assets                                        36,715            22,458             26,591
                                                                        ----------------  ----------------   ----------------

Total current assets                                                            954,697         1,004,845            892,780

Property and equipment, net                                                     444,489           423,244            326,368
Deferred income taxes                                                             4,917             7,282              6,141
Other assets, net                                                               138,187           132,969            132,336
                                                                        ----------------  ----------------   ----------------

                                                                        $     1,542,290   $     1,568,340    $     1,357,625
                                                                        ================  ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                   $        33,933   $        28,778    $        28,964
Obligation under capital lease                                                   41,581            40,747                  -
Accounts payable and accrued liabilities                                        162,942           189,531            178,897
Income taxes payable                                                             21,794            42,085             25,146
Merchandise and other customer credits                                           36,135            36,057             30,060
                                                                        ----------------  ----------------   ----------------

Total current liabilities                                                       296,385           337,198            263,067

Long-term debt                                                                  236,141           242,157            250,179
Postretirement/employment benefit obligations                                    27,030            26,134             23,924
Other long-term liabilities                                                      37,596            37,368             33,854

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 240,000 shares,
  issued and outstanding 145,883, 145,897 and 145,269                             1,459             1,459              1,453
Additional paid-in capital                                                      323,077           318,794            303,994
Retained earnings                                                               649,597           630,076            494,444
Accumulated other comprehensive loss                                            (28,995)          (24,846)           (13,290)
                                                                        ----------------  ----------------   ----------------

Total stockholders' equity                                                      945,138           925,483            786,601
                                                                        ----------------  ----------------   ----------------

                                                                        $     1,542,290   $     1,568,340    $     1,357,625
                                                                        ================  ================   ================

See notes to consolidated financial statements

                                            TIFFANY & CO. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF EARNINGS
                                                      (Unaudited)
                                        (in thousands, except per share amounts)




                                                                                  Three Months Ended
                                                                                      April 30,
                                                                          -----------------------------------
                                                                                2001                 2000
                                                                          ---------------      --------------

Net sales                                                                  $     336,401        $    345,143

Cost of sales                                                                    146,261             156,434
                                                                          ---------------      --------------

Gross profit                                                                     190,140             188,709

Selling, general and administrative expenses                                     140,919             135,314
                                                                          ---------------      --------------

Earnings from operations                                                          49,221              53,395

Other(income)expense, net                                                         (2,047)              2,685
                                                                          ---------------      --------------

Earnings before income taxes                                                      51,268              50,710

Provision for income taxes                                                        20,506              20,285
                                                                          ---------------      --------------

Net earnings                                                               $      30,762        $     30,425
                                                                          ===============      ==============


Net earnings per share:

     Basic                                                                 $        0.21        $       0.21
                                                                          ===============      ==============
     Diluted                                                               $        0.20        $       0.20
                                                                          ===============      ==============

Weighted average number of common shares:

   Basic                                                                         145,915             145,098
   Diluted                                                                       151,304             151,836


See notes to consolidated financial statements.

                                              TIFFANY & CO. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                      (in thousands)


                                                                                             Three Months Ended
                                                                                                  April 30,
                                                                                  -----------------------------------------
                                                                                         2001                   2000
                                                                                         ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                    $          30,762      $          30,425
  Adjustments to reconcile net earnings to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                                            15,357                 10,565
    (Gain) loss on equity investments                                                        (5,195)                   993
    Provision for uncollectible accounts                                                        246                    256
    Provision for inventories                                                                 1,976                  5,010
    Tax benefit from exercise of stock options                                                  665                  4,363
    Deferred income taxes                                                                    (7,771)                (4,664)
    Loss on disposal of fixed assets                                                             27                     32
    Provision for postretirement/employment benefits                                            896                    759
  Changes in assets and liabilities:
    Accounts receivable                                                                      12,484                 14,260
    Inventories                                                                             (27,976)               (26,914)
    Prepaid expenses and other current assets                                                (5,756)                (6,265)
    Other assets, net                                                                          (524)                (2,625)
    Accounts payable                                                                        (12,430)                 7,783
    Accrued liabilities                                                                     (10,401)                (4,597)
    Income taxes payable                                                                    (19,816)               (28,613)
    Merchandise and other customer credits                                                      112                   (185)
    Other long-term liabilities                                                                 510                  1,646
                                                                                  ------------------     ------------------

  Net cash (used in) provided by operating activities                                       (26,834)                 2,229
                                                                                  ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                      (38,273)               (15,261)
  Equity investments                                                                           -                    (8,019)
  Proceeds from lease incentives                                                              1,000                  1,500
                                                                                  ------------------     ------------------

  Net cash used in investing activities                                                     (37,273)               (21,780)
                                                                                  ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings, net                                                    6,537                  9,385
  Repurchase of Common Stock                                                                 (5,700)                (5,757)
  Proceeds from exercise of stock options                                                     1,120                  3,462
  Cash dividends on Common Stock                                                             (5,843)                (4,348)
                                                                                  ------------------     ------------------

  Net cash (used in) provided by financing activities                                        (3,886)                 2,742
                                                                                  ------------------     ------------------

  Effect of exchange rate changes on
    cash and cash equivalents                                                                (2,925)                  (960)
                                                                                  ------------------     ------------------
  Net decrease in cash and cash equivalents                                                 (70,918)               (17,769)
  Cash and cash equivalents at beginning of year                                            195,613                216,936
                                                                                  ------------------     ------------------

  Cash and cash equivalents at end of three months                              $           124,695      $         199,167
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

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONSOLIDATED FINANCIAL STATEMENTS
          ---------------------------------

          The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO(last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of April 30, 2001 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 2001 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          Since the Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year, the results of its operations for the three months ended April 30, 2001 and 2000 are not necessarily indicative of the results of the entire fiscal year.

2.        SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------

          Supplemental cash flow information:

                                                        April 30,      April 30,
          (in thousands)                                  2001           2000
          --------------                              ------------  ------------

          Cash paid during the three months for:

           Interest                                       $ 1,768      $ 1,810
                                                      ============  ============
           Income taxes                                   $44,882      $47,802
                                                      ============  ============

          Supplemental Noncash Investing
           and Financing Activities:

          Issuance of Common Stock for the
           Employee Profit Sharing and
           Retirement Savings Plan                        $ 2,800      $ 3,300
                                                      ===========   ============

3.       INVENTORIES

                                       April 30,         January 31,          April 30,
         (in thousands)                     2001                2001               2000
         --------------            ----------------    ----------------    ---------------


         Finished goods                 $546,024            $510,888           $448,383
         Raw materials                    66,188              87,207             42,643
         Work-in-process                  57,776              56,636             40,353
                                   ----------------    ----------------    ---------------
                                         669,988             654,731            531,379
         Reserves                         (4,095)             (3,014)            (5,785)
                                   ----------------    ----------------    ---------------
                                        $665,893            $651,717           $525,594
                                   ================    ================    ===============

          LIFO-based inventories at April 30, 2001, January 31, 2001 and April 30, 2000 were $545,007,000, $531,936,000 and $400,261,000, with the current cost exceeding the LIFO inventory value by approximately $18,205,000, $15,942,000 and $14,446,000 at the end of each period.
          The LIFO valuation method had the effect of decreasing net earnings per diluted share by $0.01 in the three month period ended April 30, 2001 and had no effect on net earnings per diluted share for the three month period ended April 30, 2000.

4.        FINANCIAL HEDGING INSTRUMENTS
          -----------------------------

          Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 133"). These standards require that all derivative instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments will be reclassified to earnings in the period in which earnings are affected by the hedged item. As of February 1, 2001, the adoption of these new standards resulted in a cumulative effect of an accounting change of $1,653,000, recorded to Cost of sales, which reduced net earnings by $975,000, net of income taxes, and increased accumulated comprehensive earnings by $3,773,000, net of income taxes of $2,622,000.

          The Company uses various derivative financial instruments to manage its foreign currency and interest rate exposures. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness.

          Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not use derivative financial instruments for trading or speculative purposes.

          To minimize the potentially negative impact of a significant strengthening of the U.S. dollar against the yen, the Company purchases yen put options (the "options") and enters into forward foreign-exchange contracts that are designated as hedges of forecasted purchases of merchandise and settle liabilities in foreign currencies. The Company accounts for its option contracts as cash flow hedges. The Company excludes time value from the assessment of the effectiveness. The change in a foreign currency's option's time value is reported each period in Cost of sales on the Company's consolidated statement of earnings. The effective portion of unrealized gains and losses associated with the intrinsic value of the option contracts are deferred as a component of accumulated other comprehensive gain (loss) and is recognized as a component of Cost of sales on the Company's consolidated statement of earnings when the related inventory is sold.

          The Company utilizes an interest rate swap contract to effectively convert its floating-rate obligation to a fixed-rate obligation. The Company accounts for its interest rate swap contract as a cash flow hedge. The Company has no ineffectiveness with regard to its interest rate swap contract as the contract meets the criteria for accounting under the short-cut method for cash flow hedges of debt instruments.

          During the three months ended April 30, 2001, the Company recognized hedging losses relating to changes in the time value of its foreign currency-purchased put options of $839,000, recorded to Cost of sales, which reduced net earnings by 495,000, net of income taxes.

          During the three months ended April 30, 2001, accumulated other comprehensive gains (losses) increased by $2,765,000, net of income taxes of $1,922,000, which represented gains of $3,214,000, net of income taxes of $2,234,000, due to hedging transactions, which were partially offset by $449,000, net of income taxes of $312,000, reclassified from accumulated other comprehensive gains (losses) to the consolidated statement of earnings. The Company expects $7,431,000, net of income taxes of $5,164,000, of derivative gains included in accumulated other comprehensive income to be reclassified into earnings within the next twelve months. This amount may vary due to fluctuations in the yen exchange rate.

          The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months.

5.        EARNINGS PER SHARE
          ------------------

          Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of the assumed exercise of stock options.

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                                     Three Months Ended
                                                                         April 30,
                                                               --------------------------------

          (in thousands)                                             2001              2000
          --------------                                             ----              ----
          Net earnings for basic
           and diluted EPS                                          $30,762           $30,425
                                                               ==============     =============

          Weighted average shares
           for basic EPS                                            145,915           145,098

          Incremental shares from
           assumed exercise of
           stock options                                              5,389             6,738
                                                               --------------     -------------
          Weighted average shares
           for diluted EPS                                          151,304           151,836
                                                               ==============     =============

          At April 30, 2001 and 2000,  there were  3,191,000  and 838,000  stock options excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

          The components of comprehensive earnings were:

                                                                      Three Months Ended
                                                                          April 30,
                                                               ---------------------------------

          (in thousands)                                             2001              2000
          --------------                                             ----              ----


          Net earnings                                             $30,762           $30,425
          Other comprehensive
           gain (loss):
          Derivative financial
           instruments                                               6,538                 -
          Foreign currency
           translation adjustments                                 (10,687)           (1,924)
                                                               ---------------    -------------
          Comprehensive earnings                                   $26,613           $28,501
                                                               ===============    =============

          Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

7.        OPERATING SEGMENTS
          ------------------

          The Company operates its business in three reportable segments: U.S. Retail, International Retail and Direct Marketing (see Management's Discussion and Analysis of Financial Condition and Results of Operations for an overview of the Company's business). The Company's reportable segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. In deciding how to allocate resources and assess performance, the Company's Executive Officers regularly evaluate the performance of its operating segments on the basis of net sales and earnings from operations, after the elimination of intersegment sales and transfers.


          Certain information relating to the Company's reportable operating segments is set forth below:

                                                 Three Months Ended
                                                    April 30,
                                      ---------------------------------------
          (in thousands)                      2001                   2000
          ----------------------      ----------------       ----------------
          Net sales:
            U.S. Retail               $     159,012          $     169,767

            International Retail            146,423                147,446

            Direct Marketing                 30,966                 27,930
                                      ----------------       ----------------
                                      $     336,401          $     345,143
                                      ================       ================

          Earnings from operations*:
            U.S. Retail               $      36,777          $      45,035

            International Retail             38,738                 34,861

            Direct Marketing                  2,050                    382
                                      ----------------       ----------------
                                      $      77,565          $      80,278
                                      ================       ================

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

          The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:

                                                        Three Months Ended
                                                          April 30,
                                           ------------------------------------
           (in thousands)                          2001                  2000
          ---------------------            ----------------    ----------------

          Earnings from operations
           for reportable segments          $     77,565        $        80,278

          Unallocated corporate expenses          28,344                 26,883

          Other (income) expense, net             (2,047)                 2,685
                                            ---------------     ----------------
          Earnings before income taxes      $     51,268        $        50,710
                                            ===============     ================


8.        EQUITY INVESTMENT
          -----------------

          On February 1, 2001, Aber Diamond Corporation ("Aber") announced the completion of the sale of its interest in the Snap Lake Project to De Beers Canada Mining, Inc. for $114,000,000. As a result of this sale, the Company recorded a pretax gain of $5,253,000, net of mineral rights allocated to the Snap Lake Project, based upon the Company's equity interest in Aber. The pretax gain was recorded in Other (income) expense and had the effect of increasing net earnings per diluted share by $0.02 in the three month period ended April 30, 2001.

9.        SUBSEQUENT EVENTS
          -----------------

          On May 4, 2001, the Company made an equity investment in Little Switzerland, Inc. ("Little Switzerland"), a publicly-traded company headquartered in the U.S. Virgin Islands, by purchasing 7,410,000 newly-issued unregistered shares of its common stock at a cost of $9,300,000 and has provided a line of credit of up to $2,500,000. The amount allocated to the Company's interest in the net book value of Little Switzerland is being accounted for under the equity method based upon the Company's significant influence including representation on Little Switzerland's Board of Directors. Little Switzerland is a leading specialty retailer of brand name watches, jewelry, crystal, china, fragrances and accessories, operating stores in five Caribbean islands and in Alaska.

          On May 17, 2001, the Company's Board of Directors declared a quarterly dividend of $0.04 per share. This dividend will be paid on July 10, 2001 to stockholders of record on June 20, 2001.

PART I. Financial Information
Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
Overview
--------
The Company operates three channels of distribution. U.S. Retail includes retail sales in Company-operated stores in the U.S. International Retail primarily includes retail sales in Company-operated stores and boutiques in markets outside the U.S., as well as modest corporate (business-to-business) sales and wholesale sales to independent retailers and distributors in certain of those markets. Direct Marketing includes corporate, catalog and Internet sales in the U.S.

All references to years relate to fiscal years ended on January 31 of the following calendar year.

Net sales declined 3% to $336,401,000 in the three months (first quarter) ended April 30, 2001. On a constant-exchange-rate basis which excludes the effect of translating local-currency-denominated sales into U.S. dollars, net sales rose 2% and worldwide comparable store sales declined 2%. Net earnings increased 1% to $30,762,000 in the first quarter.

The following table highlights certain operating data as a percentage of net sales:
                                                        Three Months
                                                       Ended April 30,
                                                   -------------------
                                                       2001       2000
----------------------------------------------------------------------
Net sales                                             100.0%     100.0%
Cost of sales                                          43.5       45.3
                                                   --------------------
Gross profit                                           56.5       54.7
Selling, general
  and administrative expenses                          41.9       39.2
                                                   --------------------
Earnings from operations                               14.6       15.5
Other (income) expense, net                            (0.6)       0.8
                                                   --------------------
Earnings before income taxes                           15.2       14.7
Provision for income taxes                              6.1        5.9
                                                   --------------------
Net earnings                                            9.1%       8.8%
                                                   --------------------

Net sales
---------
Net sales by channel of distribution were as follows:

                                                        Three Months
                                                       Ended April 30,
                                                   -------------------
(in thousands)                                         2001       2000
----------------------------------------------------------------------
U.S. Retail                                        $159,012   $169,767
International Retail                                146,423    147,446
Direct Marketing                                     30,966     27,930
                                                   -------------------
                                                   $336,401   $345,143
                                                  ====================

U.S. Retail sales declined 6% in the first quarter, due to an 8% decline in comparable store sales. Management attributes the decline to cautious consumer spending tied to challenging economic and volatile stock market conditions and also notes a difficult comparison to 28% comparable store sales growth in the first quarter of 2000. Sales in the flagship New York store declined 15% and comparable branch store sales declined 6%. Comparable store sales were adversely affected by a decline in the average transaction size, although the number of transactions increased.

International Retail sales declined 1% in the first quarter but rose 9% on a constant-exchange-rate basis. In Japan, retail sales in local currency rose 13% due to 6% comparable store sales growth and the opening of new boutiques in Japanese department stores. The Company's reported sales and earnings reflect either a translation-related benefit from a strengthening Japanese yen or a detriment from a strengthening U.S. dollar. The yen was weaker in 2001; consequently, when translated into U.S. dollars, total sales in Japan were equal to the prior year. On a constant-exchange-rate basis, comparable store sales rose 2% in the Asia-Pacific region outside Japan and 13% in Europe.

The Company's committed worldwide expansion plans for 2001 include opening: in the U.S., stores in San Jose, California and Tampa, Florida; internationally, three department-store boutiques in Japan (which opened in the first quarter), a store in Melbourne, Australia, a store in Sao Paulo, Brazil (which opened in May), a store in Rome and a third store in London.

The existing distribution agreements between the Company and Mitsukoshi Ltd. of Japan ("Mitsukoshi") will expire on October 15, 2001. Mitsukoshi and the Company have reached agreement in principle with respect to continued distribution of Company products through Mitsukoshi stores. Management expects to execute and deliver formal contractual documents in the second quarter of 2001.

Direct Marketing sales increased 11% in the first quarter. Corporate division sales (representing the largest portion of this channel) rose 8% due to an increased number of orders shipped. Combined catalog and Internet sales rose 15% due to increased Internet sales, which began in November 1999.

Gross Profit
------------
Gross profit as a percentage of net sales rose in the first quarter. Management attributes the increase to a shift in sales mix toward lower-priced items that carry a higher gross margin, as well as product manufacturing/sourcing efficiencies. These increases were partly offset by a $1,653,000 charge recorded in Cost of sales in the first quarter of 2001 related to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

The Company adjusts its retail prices in Japan from time to time to address changes in the yen/dollar relationship and local competitive pricing. Management's ongoing strategy includes implementing selective price adjustments, achieving further product manufacturing/sourcing efficiencies and leveraging its fixed costs, in order to maintain the Company's gross margin at, or above, prior year levels.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------
SG&A rose 4% in the first quarter, primarily due to incremental occupancy, staffing and marketing expenses related to the Company's worldwide expansion program. In addition, the weaker yen had the effect of decreasing SG&A growth in the first quarter when translating yen-denominated SG&A into U.S. dollars. The ratio of SG&A to net sales rose in the first quarter due to the decline in the Company's net sales, but management's longer-term objective is to reduce this ratio by leveraging sales growth against the Company's fixed-expense base.

Other (income) expense, net
---------------------------
The change versus prior year in Other (income) expense, net primarily resulted from a pretax gain of $5,253,000, based on Tiffany's approximate 14.7% equity interest in Aber Diamond Corporation ("Aber"), a publicly-traded company headquartered in Canada, which sold its interest in the Snap Lake Project to De Beers Canada Mining, Inc. in February 2001.

Provision for Income Taxes
--------------------------
The Company's effective tax rate of 40.0% in the first quarter was equal to the prior year.

New Accounting Pronouncements
-----------------------------
Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133.") These standards require that all derivative instruments be recorded as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments will be reclassified to earnings in the period in which earnings are affected by the hedged item. As of February 1, 2001, the adoption of these new standards resulted in a cumulative effect of an accounting change of $1,653,000, recorded to Cost of sales, which reduced net earnings by $975,000, net of income taxes, and increased accumulated comprehensive earnings by $3,773,000, net of income taxes of $2,622,000.

During the three months ended April 30, 2001, the Company recognized hedging losses relating to changes in the time value of its foreign currency-purchased put options of $839,000, recorded to Cost of sales, which reduced net earnings by $495,000, net of income taxes.

During the three months ended April 30, 2001, accumulated other comprehensive gains (losses) increased by $2,765,000, net of income taxes of $1,922,000, which represented gains of $3,214,000, net of income taxes of $2,234,000, due to hedging transactions, which were partially offset by $449,000, net of income taxes of $312,000, reclassified from accumulated other comprehensive gains (losses) to the consolidated statement of earnings. The Company expects $7,431,000, net of income taxes of $5,164,000, of derivative gains included in accumulated other comprehensive income to be reclassified into earnings within the next twelve months. This amount may vary due to fluctuations in the yen exchange rate.

FINANCIAL CONDITION
-------------------
Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs, which have increased due to the Company's expansion. Management believes that the Company's financial condition at April 30, 2001 provides sufficient resources to support current business activities and planned expansion in distribution and internal jewelry manufacturing.

The Company incurred a net cash outflow from operating activities of $26,834,000 in the three months ended April 30, 2001 compared with an inflow of $2,229,000 in the prior year. The outflow in 2001 was primarily due to decreases in accounts payable related to the Company's decision to adjust inventory levels based on anticipated sales demand.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $658,312,000 and 3.2:1 at April 30, 2001 compared with $667,647,000 and 3.0:1 at January 31, 2001 and $629,713,000 and 3.4:1 at April 30, 2000.

Accounts receivable at April 30, 2001 were 12% lower than at both January 31, 2001 and April 30, 2000, due to lower sales as well as the discontinuation of most wholesale trade sales during the past year.

Inventories (which represent the largest portion of assets) at April 30, 2001 were 2% higher than at January 31, 2001 and 27% higher than at April 30, 2000. An increase in finished goods was primarily due to lower-than-planned sales levels in the fourth quarter of 2000 and the first quarter of 2001, as well as to new stores, new product introductions and broadened product offerings especially in the engagement jewelry category. In order to adjust inventory levels to reflect recent and anticipated sales demand, management has reduced the quantities of certain finished goods to be purchased from outside suppliers and may also selectively reduce levels of internal production. The adjustment in finished goods levels is anticipated to be realized by mid-2001 due to previously-scheduled commitments of orders with outside suppliers and the
associated   manufacturing   lead  times.

In 2000, management increased raw materials inventories to support internal jewelry manufacturing. In addition, management responded to projected shortages in the market supply of high quality diamonds by increasing its purchases in the second half of 2000.

The Company's ongoing inventory objectives are: to refine worldwide replenishment systems; to focus on the specialized disciplines of product development, category management and sales demand forecasting; to improve presentation and management of display inventories in each store; and to improve warehouse management and supply-chain logistics.

Capital expenditures were $38,273,000 in the three months ended April 30, 2001, compared with $15,261,000 in the prior year. The increase in capital expenditures in the first quarter of 2001 was the result of costs related to the expansion of internal jewelry manufacturing and office facilities and the opening, renovation and expansion of retail stores. Based on current plans, management expects that capital expenditures in 2001 will be approximately $195,000,000, due to the costs related to the above projects, as well as investments in new systems and the purchase of the Company's New Jersey customer service/distribution center and office facility.

In May 2001, the Company made an equity investment in Little Switzerland, Inc., a publicly-traded company headquartered in the U.S. Virgin Islands, by purchasing 7,410,000 newly-issued unregistered shares of its common stock at a cost of $9,300,000 and has provided a line of credit of up to $2,500,000. Little Switzerland, Inc. is a leading specialty retailer of brand name watches, jewelry, crystal, china, fragrances and accessories, operating stores on five Caribbean islands and in Alaska.

In January 2001, the Company began a project to renovate and reconfigure its flagship New York store over a three-year period in order to increase the total sales area by approximately 25%, as well as to provide additional space for customer service, customer hospitality and special exhibitions. The Company estimates that the overall cost of the project will be approximately $71,000,000.

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

In July 1999, the Company made a strategic investment in Aber by purchasing 8 million shares of its common stock at a cost of $70,636,000, which represents approximately 14.7% of Aber's outstanding shares. Aber holds a 40% interest in the Diavik Diamonds Project in Canada's Northwest Territories, an operation being developed to mine gem-quality reserves. Production is expected to commence in 2003. In addition, prior to the start of production, the Company will form a joint venture and enter into a diamond purchase agreement with Aber. It is expected that this commercial relationship will enable the Company to secure a considerable portion of its future diamond needs.

In September 2000, the Board of Directors extended the Company's original stock repurchase program until November 2003. The program was initially authorized in November 1997 for the repurchase of up to $100,000,000 of the Company's Common Stock in the open market over a three-year period and would have expired in November 2000. As extended, the program authorizes future repurchases of up to $100,000,000 of the Company's Common Stock in the open market. The timing and actual number of shares repurchased will depend on a variety of factors such as price and other market conditions. The Company repurchased and retired 200,000 shares of Common Stock in the three months ended April 30, 2001 at an aggregate cost of $5,700,000, or an average cost of

$28.50 per share. As of April 30, 2001, $92,187,000 remains available for future share repurchases.

As a result of many of the above factors, net-debt (short-term borrowings plus long-term debt less cash and cash equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $145,379,000 and 13% at April 30, 2001, compared with $75,322,000 and 8% at
January 31, 2001 and $79,976,000 and 9% at April 30, 2000.

The Company's sources of working capital are internally-generated cash flows and borrowings available under a five-year, $160,000,000 multicurrency revolving credit facility (the "Credit Facility") with five banks, which expires on June 30, 2002. Management anticipates that internally-generated cash flows and funds available under the revolving credit facility will be sufficient to support the Company's planned 2001 worldwide business expansion and seasonal working capital increases that are typically required during the third and fourth quarters of the year.

Market Risk
-----------
The Company is exposed to market risk from fluctuations in foreign currency exchange rates and interest rates, which could impact its consolidated financial position, results of operations and cash flows. The Company manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading or speculative purposes, and does not maintain such instruments that may expose the Company to significant market risk.

The Company uses foreign currency-purchased put options and, to a lesser extent, foreign-exchange forward contracts to minimize the impact of a significant strengthening of the U.S. dollar on foreign currency denominated transactions. Gains or losses on these instruments substantially offset losses or gains on the assets, liabilities and transactions being hedged. The Company's primary net foreign currency market exposure is the Japanese yen. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

The Company also manages its portfolio of fixed-rate debt to reduce its exposure to interest rate changes. The fair value of the Company's fixed-rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in gains (losses) in the market value of this debt due to differences between market interest rates and rates at the inception of the debt obligation. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations, nor in how such exposure is managed in the near future.

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

Risk Factors
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that sales in Japan will not decline substantially; (ii) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (iii) that the Company's commercial relationship with Mitsukoshi, Ltd. ("Mitsukoshi") and Mitsukoshi's ability to continue as a leading department store operator in Japan will continue; (iv) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores in which TIFFANY & CO. boutiques are located; (v) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (vi) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (vii) that the wholesale market for high-quality cut diamonds will provide continuity of supply and pricing; (viii) that the investment in Aber achieves its financial and strategic objectives; (ix) that new stores and other sales locations can be leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (x) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations; (xi) that no downturn in consumer spending will occur during the fourth quarter of any year; and (xii) that warehousing and distribution productivity and capacity can be further improved to support the Company's worldwide distribution requirements.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  On March 1, 2001, Registrant issued a press release announcing its sales and earnings for the three-month period and fiscal year ended January 31, 2001.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TIFFANY & CO.
                                            (Registrant)


Date: June 12, 2001                 By:     /s/ James N. Fernandez
                                            ---------------------------------
                                            James N. Fernandez
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)