Form 10-Q
period 2001-07-31
TIFFANY & CO
filed 2001-09-07
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 for the quarter ended July 31, 2001.

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 146,072,736 shares outstanding at the close of business on July 31, 2001.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2001





PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets - July 31, 2001,
                       January 31, 2001 and
                       July 31, 2000 (Unaudited)                               3

                  Consolidated Statements of Earnings - for the
                       three and six month periods ended
                       July 31, 2001 and 2000 (Unaudited)                      4

                  Consolidated Statements of Cash Flows - for
                       the six months ended July 31, 2001
                       and 2000 (Unaudited)                                    5

                  Notes to Consolidated Financial Statements
                       (Unaudited)                                          6-12


Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       13-20



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                            21

                  (a)  Exhibits

                  (b)  Reports on Form 8-K

PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                    July 31,         January 31,         July 31,
                                                                      2001              2001               2000
                                                                --------------    --------------     --------------
ASSETS

Current assets:
Cash and cash equivalents                                     $       112,730   $       195,613    $       174,662
Accounts receivable, less allowances
  of $7,033, $7,973 and $9,776                                         92,077           106,988            100,526
Inventories, net                                                      667,799           651,717            559,675
Deferred income taxes                                                  36,037            28,069             33,131
Prepaid expenses and other current assets                              38,574            22,458             33,969
                                                              ----------------  ----------------   ----------------

Total current assets                                                  947,217         1,004,845            901,963

Property and equipment, net                                           473,107           423,244            339,626
Deferred income taxes                                                   4,446             7,282              5,681
Other assets, net                                                     152,797           132,969            132,938
                                                              ----------------  ----------------   ----------------

                                                              $     1,577,567   $     1,568,340    $     1,380,208
                                                              ================  ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                         $        51,294   $        28,778    $        28,671
Obligation under capital lease                                         40,726            40,747                  -
Accounts payable and accrued liabilities                              151,986           189,531            181,246
Income taxes payable                                                   16,208            42,085             19,067
Merchandise and other customer credits                                 36,968            36,057             31,569
                                                              ----------------  ----------------   ----------------

Total current liabilities                                             297,182           337,198            260,553

Long-term debt                                                        235,437           242,157            247,239
Postretirement/employment benefit obligations                          27,926            26,134             24,684
Other long-term liabilities                                            40,974            37,368             34,980

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 240,000 shares,
   issued and outstanding 146,073, 145,897 and 145,202                  1,461             1,459              1,452
Additional paid-in capital                                            327,975           318,794            305,955
Retained earnings                                                     677,197           630,076            522,638
Accumulated other comprehensive loss                                  (30,585)          (24,846)           (17,293)
                                                              ----------------  ----------------   ----------------

Total stockholders' equity                                            976,048           925,483            812,752
                                                              ----------------  ----------------   ----------------

                                                              $     1,577,567   $     1,568,340    $     1,380,208
                                                              ================  ================   ================

See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)




                                                                Three Months Ended                Six Months Ended
                                                                     July 31,                        July 31,
                                                            -------------------------------   --------------------------------
                                                                2001               2000            2001               2000
                                                            ------------      -------------   -------------      -------------

Net sales                                                   $   371,301        $   374,448     $   707,702       $    719,591

Cost of sales                                                   155,430            161,994         301,691            318,428
                                                            ------------      -------------   -------------      -------------

Gross profit                                                    215,871            212,454         406,011            401,163

Selling, general and administrative expenses                    150,201            145,377         291,120            280,691
                                                            ------------      -------------   -------------      -------------

Earnings from operations                                         65,670             67,077         114,891            120,472

Other expenses, net                                               5,581              1,804           3,534              4,489
                                                            ------------      -------------   -------------      -------------

Earnings before income taxes                                     60,089             65,273         111,357            115,983

Provision for income taxes                                       24,037             26,108          44,543             46,393
                                                            ------------      -------------   -------------      -------------

Net earnings                                                $    36,052        $    39,165     $    66,814       $     69,590
                                                            ============      =============   =============      =============


Net earnings per share:

     Basic                                                  $      0.25        $      0.27     $      0.46       $       0.48
                                                            ============      =============   =============      =============
     Diluted                                                $      0.24        $      0.26     $      0.44       $       0.46
                                                            ============      =============   =============      =============

Weighted average number of common shares:

     Basic                                                      146,042            145,165         145,979            145,132
     Diluted                                                    151,752            151,546         151,509            151,689


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                            Six Months Ended
                                                                                July 31,
                                                              -----------------------------------------
                                                                       2001                   2000
                                                                       ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                $          66,814      $          69,590
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                                        30,513                 21,374
    (Gain) loss on equity investments                                    (4,088)                   893
    Provision for uncollectible accounts                                    545                    533
    Provision for inventories                                             3,461                  5,015
    Tax benefit from exercise of stock options                            2,876                  5,543
    Deferred income taxes                                                (9,080)                (2,438)
    Loss on disposal of fixed assets                                        300                    801
    Provision for postretirement/employment benefits                      1,791                  1,520
  Changes in assets and liabilities:
    Accounts receivable                                                  16,491                 18,984
    Inventories                                                         (34,939)               (66,359)
    Prepaid expenses and other current assets                            (7,830)               (13,925)
    Other assets, net                                                    (7,867)                (3,983)
    Accounts payable                                                    (23,344)                10,385
    Accrued liabilities                                                  (7,985)                (3,838)
    Income taxes payable                                                (25,250)               (34,410)
    Merchandise and other customer credits                                  948                  1,348
    Other long-term liabilities                                           1,569                  2,425
                                                              ------------------     ------------------

  Net cash provided by operating activities                               4,925                 13,458
                                                              ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (84,775)               (40,392)
  Equity investments                                                     (9,535)                (8,019)
  Proceeds from lease incentives                                          1,300                  2,476
                                                              ------------------     ------------------

  Net cash used in investing activities                                 (93,010)               (45,935)
                                                              ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings, net                               24,367                  9,084
  Repurchase of Common Stock                                             (8,431)               (11,204)
  Proceeds from exercise of stock options                                 3,928                  4,526
  Cash dividends on Common Stock                                        (11,683)               (10,152)
                                                              ------------------     ------------------

  Net cash provided by (used in) financing activities                     8,181                 (7,746)
                                                              ------------------     ------------------

  Effect of exchange rate changes on
    cash and cash equivalents                                            (2,979)                (2,051)
                                                              ------------------     ------------------
  Net decrease in cash and cash equivalents                             (82,883)               (42,274)
  Cash and cash equivalents at beginning of year                        195,613                216,936
                                                              ------------------     ------------------

  Cash and cash equivalents at end of six months              $         112,730      $         174,662
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

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONSOLIDATED FINANCIAL STATEMENTS
          ---------------------------------

          The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO(last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of July 31, 2001 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 2001 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          Since the Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year, the results of its operations for the three and six months ended July 31, 2001 and 2000 are not necessarily indicative of the results of the entire fiscal year.


2.        SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------

          Supplemental cash flow information:

                                                                         Six Months Ended
                                                                             July 31,
                                                                 -------------------------------
          (in thousands)                                                  2001           2000
          --------------                                         ---------------- --------------
          Cash paid for:

           Interest                                                      $ 7,798        $ 7,529
                                                                 ================ ==============
           Income taxes                                                  $73,795        $77,169
                                                                 ================ ==============

          Supplemental Noncash Investing
           and Financing Activities:

          Issuance of Common Stock for the
           Employee Profit Sharing and
           Retirement Savings Plan                                       $ 2,800        $ 3,300
                                                                 ================ ==============

3.        INVENTORIES
          -----------

                                                       July 31,            January 31,              July 31,
          (in thousands)                                   2001                   2001                  2000
          ---------------                         ----------------      -----------------   -------------------

          Finished goods                               $569,293               $510,888              $464,031
          Raw materials                                  73,136                 87,207                50,283
          Work-in-process                                30,232                 56,636                50,524
                                                  ----------------      ----------------    -------------------
                                                        672,661                654,731               564,838
          Reserves                                       (4,862)                (3,014)               (5,163)
                                                  ----------------      ----------------    -------------------
                                                       $667,799               $651,717              $559,675
                                                  ================      ================    ===================

          LIFO-based inventories at July 31, 2001, January 31, 2001 and July 30, 2000 were $535,551,000, $531,936,000 and $437,899,000, with the current cost exceeding the LIFO inventory value by approximately $18,932,000, $15,942,000 and $14,958,000 at the end of each period.
          The LIFO valuation method had no effect on net earnings per diluted share for the three month periods ended July 31, 2001 and 2000. The LIFO valuation method had the effect of decreasing net earnings per diluted share by $0.01 for the six month periods ended July 31, 2001 and 2000.

4.        NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------

          In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Effective February 1, 2002, the Company will no longer be required to amortize goodwill and certain other intangible assets as a charge to earnings. In addition, the Company will be required to review goodwill and other intangible assets for potential impairment. The Company is required to, and will, adopt these standards on February 1, 2002 and does not expect a significant impact on its financial position, earnings or cash flows.

5.        FINANCIAL HEDGING INSTRUMENTS
          -----------------------------

          Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These standards require that all derivative instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments will be reclassified to earnings in the period in which earnings are affected by the hedged item. As of February 1, 2001, the adoption of these new standards resulted in a cumulative effect of an accounting change of $1,653,000, recorded to Cost of sales, which reduced net earnings by $975,000, net of income taxes, and increased accumulated comprehensive earnings by $3,773,000, net of income taxes of $2,622,000.

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

          To minimize the potentially negative impact of a significant strengthening of the U.S. dollar against the yen, the Company purchases yen put options (the "options") and enters into forward foreign-exchange contracts that are designated as hedges of forecasted purchases of merchandise and to settle liabilities in foreign currencies. The Company accounts for its option contracts as cash flow hedges. The Company excludes time value from the assessment of the effectiveness. The change in a foreign currency option's time value is reported each period in Cost of sales on the Company's consolidated statement of earnings. The effective portion of unrealized gains and losses associated with the intrinsic value of the option contracts is deferred as a component of accumulated other comprehensive gain (loss) and is recognized as a component of Cost of sales on the Company's consolidated statement of earnings when the related inventory is sold.

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

          During the three months ended July 31, 2001, the Company recognized hedging losses relating to changes in the time value of its foreign currency-purchased put options which did not have a material effect on net earnings. During the six months ended July 31, 2001, the Company recognized pre-tax hedging losses relating to changes in the time value of its foreign currency-purchased put options of $843,000, recorded to Cost of sales.

         Hedging  activity  affected   accumulated  other  comprehensive  gains
         (losses) as follows:


                                                             Three Months               Six Months
                                                                Ended                     Ended
     (in thousands)                                         July 31, 2001              July 31, 2001
     --------------------------------                  ---------------------      ----------------------
     Balance at beginning of period                               $6,538                    $    -
     Impact of adoption                                                -                     3,773
     Derivative gains transferred
       to earnings                                                (1,032)                   (1,481)
     Change in fair value                                          1,252                     4,466
                                                       ----------------------      ---------------------
     Balance as of July 31, 2001                                  $6,758                    $6,758
                                                       ======================      =====================

     The Company expects $7,726,000 of derivative gains included in accumulated other comprehensive income to be reclassified into earnings within the next twelve months. This amount may vary due to fluctuations in the yen exchange rate.

     The  maximum  term over which the  Company is hedging  its  exposure to the
     variability  of  future  cash  flows  (for  all  forecasted   transactions,
     excluding interest payments on variable-rate debt) is twelve months.

6.   EARNINGS PER SHARE
     ------------------

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

     The following  table  summarizes the  reconciliation  of the numerators and
     denominators   for  the  basic  and  diluted  earnings  per  share  ("EPS")
     computations:


                                                     Three Months Ended           Six Months Ended
                                                          July 31,                    July 31,
                                                     ---------------------      ---------------------

           (in thousands)                              2001        2000           2001        2000
           --------------                              ----        ----           ----        ----

           Net earnings for basic
            and diluted EPS                           $36,052     $39,165        $66,814     $69,590
                                                     =========   =========      =========   =========

           Weighted average shares
            for basic EPS                             146,042     145,165        145,979     145,132

           Incremental shares from
            assumed exercise of
            stock options                               5,710       6,381          5,530       6,557
                                                     ---------   ---------      ---------   ---------

           Weighted average shares
            for diluted EPS                           151,752     151,546        151,509     151,689
                                                     =========   ==========     =========   =========


     For the three months ended July 31, 2001 and 2000, there were 1,733,000 and 1,720,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2001 and 2000, there were 1,768,000 and 1,699,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect.

7.   COMPREHENSIVE EARNINGS
     ----------------------

     Comprehensive earnings include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The Company's derivative financial instruments and foreign currency translation adjustments, reported separately in stockholders' equity, are required to be included in the determination of comprehensive earnings.

     The components of comprehensive earnings were:

                                                          Three Months Ended                    Six Months Ended
                                                               July 31,                             July 31,
                                                   ---------------------------------    ---------------------------------
                                                          2001               2000              2001               2000
                                                          ----               ----              ----               ----
         (in thousands)
         --------------
         Net earnings                                   $36,052           $39,165            $66,814            $69,590
         Other comprehensive
          gain(loss):
          Derivative financial
           instruments, net of
           income taxes                                     220                 -              6,758                  -
          Foreign currency
           translation adjustments                       (1,810)           (4,003)           (12,497)            (5,927)
                                                   --------------    ---------------    --------------     --------------

         Comprehensive earnings                         $34,462           $35,162            $61,075            $63,663
                                                   ==============    ===============    ==============     ==============


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

     Certain information relating to the Company's reportable operating segments is set forth below:


                                                      Three Months Ended                     Six Months Ended
                                                           July 31,                              July 31,
                                               ----------------------------------    ---------------------------------

         (in thousands)                            2001              2000               2001               2000
         --------------                            ----              ----               ----               ----
         Net sales:
           U.S. Retail                         $  186,163      $     188,659      $    345,175       $    358,426
           International Retail                   150,574            153,254           296,997            300,700
           Direct Marketing                        34,564             32,535            65,530             60,465
                                               -------------   ---------------    --------------     --------------
                                               $  371,301      $     374,448      $    707,702       $    719,591
                                               =============   ===============    ==============     ==============

         Earnings from
         operations*:
           U.S. Retail                         $   49,041     $       52,866     $      85,636      $      97,981
           International Retail                    42,290             39,502            80,973             73,485
           Direct Marketing                         3,350              2,221             5,308              2,459
                                               -------------   ---------------    --------------     --------------
                                               $   94,681      $      94,589     $     171,917      $     173,925
                                               =============   ===============    ==============     ==============

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

          The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:


                                                      Three Months Ended                         Six Months Ended
                                                           July 31,                                  July 31,
                                              ------------------------------------    ----------------------------------------

         (in thousands)                              2001                2000                 2001                  2000
         --------------                              ----                ----                 ----                  ----
         Earnings from
          operations for
          reportable segments                  $   94,681         $   94,589          $   171,917           $   173,925
         Unallocated
          corporate expenses                      (29,011)           (27,512)             (57,026)              (53,453)

         Other expenses, net                       (5,581)            (1,804)              (3,534)               (4,489)
                                              ----------------    ----------------    ------------------    ------------------
         Earnings before
          income taxes                         $   60,089         $   65,273          $   111,357           $   115,983
                                              ================    ================    ==================    ==================


9.   EQUITY INVESTMENT
     -----------------

     On May 4, 2001, the Company made an equity investment in Little Switzerland, Inc. ("Little Switzerland"), a publicly-traded company headquartered in the U.S. Virgin Islands, by purchasing 7,410,000 newly-issued unregistered shares of its common stock at a cost of $9,535,000 and has provided a line of credit of up to $2,500,000. The amount allocated to the Company's interest in the net book value of Little Switzerland is being accounted for under the equity method based upon the Company's significant influence including representation on Little Switzerland's Board of Directors. Little Switzerland is a leading specialty retailer of brand name watches, jewelry, crystal, china, fragrances and accessories, operating stores on five Caribbean islands as well as in Alaska and Florida.

     On February 1, 2001, Aber Diamond Corporation ("Aber") announced the completion of the sale of its interest in the Snap Lake Project to De Beers Canada Mining, Inc. for $114,000,000. As a result of this sale, the Company recorded a pretax gain of $5,253,000, net of mineral rights allocated to the Snap Lake Project, based upon the Company's equity interest in Aber. The pretax gain was recorded in Other expenses, net and had the effect of increasing net earnings per diluted share by $0.02 in the six month period ended July 31, 2001.

10.  SUBSEQUENT EVENT
     ----------------

     On August 16, 2001, the Company's Board of Directors declared a quarterly dividend of $0.04 per share. This dividend will be paid on October 10, 2001 to stockholders of record on September 20, 2001.

PART I.  Financial Information

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

RESULTS  OF  OPERATIONS
-----------------------
Overview
--------
The Company operates three channels of distribution. U.S. Retail includes retail sales in Company-operated stores in the U.S. International Retail primarily includes retail sales in Company-operated stores and boutiques in markets outside the U.S., as well as modest corporate (business-to-business) sales and wholesale sales to independent retailers and distributors in certain of those markets. Direct Marketing includes corporate, catalog and Internet sales in the U.S.

All references to years relate to fiscal years ended on January 31 of the following calendar year.

Net sales declined 1% to $371,301,000 in the three months (second quarter) ended July 31, 2001 and declined 2% to $707,702,000 in the six months (first half) ended July 31, 2001. On a constant-exchange-rate basis which excludes the effect of translating local-currency-denominated sales into U.S. dollars, net sales rose 4% in the second quarter and 3% in the first half, while worldwide comparable store sales rose fractionally and declined 1% in those respective periods. Net earnings declined 8% to $36,052,000 in the second quarter and 4% to $66,814,000 in the first half.

The following table highlights certain operating data as a percentage of net sales:


                                              Three Months        Six Months
                                              Ended July 31,      Ended July 31,
                                      ----------------------    ----------------
                                              2001      2000      2001      2000
                                      ------------------------------------------
Net sales                                    100.0%    100.0%    100.0%    100.0%
Cost of sales                                 41.9      43.3      42.6      44.3
                                      ------------------------------------------
Gross profit                                  58.1      56.7      57.4      55.7
Selling, general
  and administrative expenses                 40.4      38.8      41.2      39.0
                                      ------------------------------------------
Earnings from operations                      17.7      17.9      16.2      16.7
Other expenses, net                            1.5       0.5       0.5       0.6
                                      ------------------------------------------
Earnings before income taxes                  16.2      17.4      15.7      16.1
Provision for income taxes                     6.5       6.9       6.3       6.4
                                      ------------------------------------------
Net earnings                                   9.7%     10.5%      9.4%      9.7%
                                      ==========================================

Net sales
---------
Net sales by channel of distribution were as follows:

                                            Three Months          Six Months
                                            Ended July 31,        Ended July 31,
                                      ------------------------------------------
(in thousands)                              2001      2000        2001      2000
--------------------------------------------------------------------------------
U.S. Retail                             $186,163  $188,659    $345,175  $358,426
International Retail                     150,574   153,254     296,997   300,700
Direct Marketing                          34,564    32,535      65,530    60,465
                                      ------------------------------------------
                                        $371,301  $374,448    $707,702  $719,591
                                      ==========================================

U.S. Retail sales declined 1% in the second quarter and 4% in the first half due to comparable store sales declines of 4% in the second quarter and 6% in the first half. Management attributes the declines to cautious consumer spending tied to challenging economic and volatile stock market conditions. Management also notes difficult comparisons to comparable store sales growth of 19% and 23% in the second quarter and first half of 2000. Sales in the flagship New York store declined 6% in the second quarter and 11% in the first half, while comparable branch store sales declined 3% and 4% in those respective periods. Comparable store sales were adversely affected by a decline in the average transaction size, although the number of transactions increased.

International Retail sales declined 2% in the second quarter and 1% in the first half, but rose 9% in both periods on a constant-exchange-rate basis. In Japan, total sales in local currency rose 14% in the second quarter and 13% in the first half due to the opening of new boutiques in Japanese department stores as well as 6% comparable store sales growth in both periods resulting from increased units sold. The Company's reported sales and earnings reflect either a translation-related benefit from a strengthening Japanese yen or a detriment from a strengthening U.S. dollar. The yen was weaker in 2001; consequently, when translated into U.S. dollars, total sales in Japan in both periods were approximately equal to the prior year. On a constant-exchange-rate basis, comparable store sales in the second quarter and first half rose 3% and 2% in the Asia-Pacific region outside Japan and increased 17% and 15% in Europe.

In the first half of 2001, the Company opened a U.S. store in San Jose, and international locations in Japan (three boutiques), Melbourne and Sao Paulo and closed a boutique in Melbourne and one in Hong Kong. The Company's plans for the second half of 2001 include opening a U.S. store in Tampa and international locations in Rome, London (a third store) and a boutique in Tokyo.

On August 1, 2001, the Company signed new distribution agreements with Mitsukoshi Ltd. of Japan ("Mitsukoshi"), whereby TIFFANY & CO. boutiques will continue to operate within Mitsukoshi's stores in Japan until at least January 31, 2007. Existing agreements were scheduled to expire later in 2001. The new agreements largely continue the principles on which Mitsukoshi and Tiffany have been cooperating since 1993, when the relationship was last renegotiated. The main agreement, which will expire on January 31, 2007, covers the continued operation of 24 TIFFANY & CO. boutiques. A separate set of agreements covers the operation of a freestanding TIFFANY & CO. store on Tokyo's Ginza. Under the new arrangements, Tiffany is not restricted from further expansion of its Tokyo operations and, beginning in 2003, Tiffany will pay a reduced percentage fee based on sales.

Direct Marketing sales rose 6% in the second quarter and 8% in the first half. Corporate division sales declined 5% and rose 2% in those respective periods with an increased number of orders shipped in both periods. Combined catalog and Internet sales rose 18% and 17% in those respective periods due to increased Internet sales, which began in November 1999.

Gross Profit
------------
Gross profit as a percentage of net sales rose in the second quarter and first half. Management attributes the increases to a shift in sales mix toward lower-priced items that carry a higher gross margin, as well as product manufacturing/sourcing efficiencies.

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

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------
SG&A rose 3% in the second quarter and 4% in the first half, primarily due to incremental depreciation and staffing expenses related to the Company's overall worldwide expansion. In addition, the weaker yen had the effect of decreasing SG&A growth in both periods when translating yen-denominated SG&A into U.S. dollars. The ratio of SG&A to net sales rose in both periods due to the declines in the Company's net sales, but management's longer-term objective is to reduce this ratio by leveraging sales growth against the Company's fixed-expense base.

Other expenses, net
-------------------
Other expenses, net in the second quarter were higher than the prior year due to lower interest income on cash and short-term investments, interest expense on higher short-term borrowings and the recognition of the Company's share of losses in equity investments. Despite the above factors, Other expenses, net in the first half were below the prior year, primarily resulting from a pretax gain in the first quarter of $5,253,000, based on Tiffany's approximate 14.7% equity interest in Aber Diamond Corporation ("Aber"), a publicly-traded company headquartered in Canada, which sold its interest in the Snap Lake Project to De Beers Canada Mining, Inc. in February 2001.

Provision for Income Taxes
--------------------------
The Company's effective tax rate of 40.0% in the second quarter and first half was equal to the prior year.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Effective February 1, 2002, the Company will no longer be required to amortize goodwill and certain other intangible assets as a charge to earnings. In addition, the Company will be required to review goodwill and other intangible assets for potential impairment. The Company is required to, and will, adopt these standards on February 1, 2002 and does not expect a significant impact on its financial position, earnings or cash flows.

Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require that all derivative instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments will be reclassified to earnings in the period in which earnings are affected by the hedged item. As of February 1, 2001, the adoption of these new standards resulted in a cumulative effect of an accounting change of $1,653,000, recorded to Cost of sales, which reduced net earnings by $975,000, net of income taxes, and increased accumulated comprehensive earnings by $3,773,000, net of income taxes of $2,622,000.

During the three months ended July 31, 2001, the Company recognized hedging losses relating to changes in the time value of its foreign currency-purchased put options which did not have a material effect on net earnings. During the six months ended July 31, 2001, the Company recognized pre-tax hedging losses relating to changes in the time value of its foreign currency-purchased put options of $843,000, recorded to Cost of sales.

Hedging activity affected accumulated other comprehensive gains (losses) as follows:

                              Three Months              Six Months
(in thousands)            Ended July 31, 2001       Ended July 31, 2001
--------------            -------------------       -------------------
Balance at beginning of
  period                             $  6,538                   $     -
Impact on adoption                          -                     3,773
Derivative gains
  transferred to earnings              (1,032)                   (1,481)
Change in fair value                    1,252                     4,466
                                     --------                   -------
Balance as of July 31,2001           $  6,758                   $ 6,758
                                     ========                   =======

The Company expects $7,726,000 of derivative gains included in accumulated other comprehensive income to be reclassified into earnings within the next twelve months. This amount may vary due to fluctuations in the yen exchange rate.


FINANCIAL CONDITION
-------------------
Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs, which have increased due to the Company's expansion. Management believes that the Company's financial condition at July 31, 2001 provides sufficient resources to support current business activities and planned expansion in distribution and internal jewelry manufacturing.

The Company incurred a net cash inflow from operating activities of $4,925,000 in the six months ended July 31, 2001 compared with an inflow of $13,458,000 in the prior year. The reduced inflow in 2001 was primarily due to decreased net earnings and an increased use of working capital.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $650,035,000 and 3.2:1 at July 31, 2001 compared with $667,647,000 and 3.0:1 at January 31, 2001 and $641,410,000 and 3.5:1 at July 31, 2000.

Accounts receivable at July 31, 2001 were 14% below January 31, 2001 and 8% below July 31, 2000, due to lower sales as well as the discontinuation of most wholesale trade sales during the past year.

Inventories at July 31, 2001 were 2% higher than at January 31, 2001 and 19% higher than at July 31, 2000. An increase in finished goods was primarily due to lower-than-planned sales levels in the fourth quarter of 2000 and the first half of 2001, as well as to new stores, new product introductions and broadened product offerings especially in the engagement jewelry category. In 2000, management increased raw materials inventories to support internal jewelry manufacturing. In addition, management responded to projected shortages in the market supply of high quality diamonds by increasing its purchases in the second half of 2000. In order to adjust inventory levels to reflect recent and anticipated sales demand, management has reduced the quantities of certain finished goods to be purchased from outside suppliers and has selectively reduced levels of internal production. The effect of these steps on finished goods levels started to be realized toward the end of the quarter ended July 31, 2001. Raw materials and work-in-process inventories have since declined from January 31, 2001 levels. The Company's inventory purchase commitments from its outside suppliers amounted to approximately $131,000,000 at July 31, 2001.

The Company's ongoing inventory objectives are: to refine worldwide replenishment systems; to focus on the specialized disciplines of product development, category management and sales demand forecasting; to improve presentation and management of display inventories in each store; and to improve warehouse management and supply-chain logistics.

Capital expenditures were $84,775,000 in the six months ended July 31, 2001, compared with $40,392,000 in the prior year. The increase in capital expenditures was the result of costs related to the expansion of internal jewelry manufacturing and office facilities and the opening, renovation and expansion of retail stores. Based on current plans, management expects that capital expenditures in 2001 will be approximately $206,000,000, due to the costs related to the above projects, as well as investments in new systems and the purchase of the Company's New Jersey customer service/distribution center and office facility.

In the second quarter of 2001, the Company finalized plans to construct an additional distribution center in Hanover Township, New Jersey. The new customer fulfillment center ("CFC") will fulfill retail, catalog, e-commerce and corporate division customer shipments. Subsequently, the Company's existing customer service center ("CSC") in Parsippany, New Jersey will be used to replenish store inventories. The CFC is scheduled to open in late-2003 and the Company estimates that the overall cost of the project will be approximately $95,000,000.

In May 2001, the Company made an equity investment in Little Switzerland by purchasing 7,410,000 newly-issued unregistered shares of its common stock at a cost of $9,535,000 and has provided a line of credit of up to $2,500,000.

In January 2001, the Company began a four-year project to renovate and reconfigure its flagship New York store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. In addition, in conjunction with the New York store project, the Company relocated its after-sales service functions to a new location and plans to relocate certain of its administrative functions. The Company estimates that the overall cost of these projects will be approximately $93,000,000.

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

In September 2000, the Board of Directors extended the Company's original stock repurchase program until November 2003. The program was initially authorized in November 1997 for the repurchase of up to $100,000,000 of the Company's Common Stock in the open market over a three-year period and would have expired in November 2000. As extended, the program authorizes future repurchases of up to $100,000,000 of the Company's Common Stock in the open market. The timing and actual number of shares repurchased will depend on a variety of factors such as price and other market conditions. The Company repurchased and retired 278,800 shares of Common Stock in the six months ended July 31, 2001 at an aggregate cost of $8,431,000, or an average cost of $30.24 per share. As of July 31, 2001, $89,456,000 remains available for future share repurchases.

As a result of many of the above factors, net-debt (short-term borrowings plus long-term debt less cash and cash equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $174,001,000 and 15% at July 31,

2001,  compared with $75,322,000 and 8% at January 31, 2001 and $101,248,000 and
11% at July 31, 2000.

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

Risk Factors
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that sales in Japan will not decline substantially; (ii) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (iii) that Mitsukoshi's ability to continue as a leading department store operator in Japan will continue; (iv) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores in which TIFFANY & CO. boutiques are located; (v) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (vi) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (vii) that the wholesale market for high-quality cut diamonds will provide continuity of supply and pricing; (viii) that the investment in Aber achieves its financial and strategic objectives; (ix) that new stores and other sales locations can be leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (x) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations; (xi) that no downturn in consumer spending will occur during the fourth quarter of any year; and (xii) that warehousing and distribution productivity and capacity can be further improved to support the Company's worldwide distribution requirements.

Item 6.  Exhibits and Reports on Form 8-K

     (a)       Exhibits

     10.128 Agreement made the 1st day of August 2001 by and between Tiffany & Co. Japan, Inc. and Mitsukoshi Limited. Incorporated by reference from Exhibit 10.128 filed with Registrant's Report on Form 8-K dated August 1, 2001.

     (b)       Reports on Form 8-K

               On May 17, 2001 Registrant filed a report on Form 8-K reporting its sales and earnings for the three month period ended April 30, 2001.

               On July 11, 2001 Registrant filed a report on Form 8-K reporting a second quarter business update.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TIFFANY & CO.
                                 (Registrant)


Date: September  , 2001   By:   /s/ James N. Fernandez
                                 ----------------------------
                                 James N. Fernandez
                                 Executive Vice President and
                                 Chief Financial Officer
                                (principal financial officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER    DESCRIPTION


10.128 Agreement made the 1st day of August 2001 by and between Tiffany & Co. Japan, Inc. and Mitsukoshi Limited. Incorporated by reference from
          Exhibit 10.128 filed with Registrant's Report on Form 8-K dated August 1, 2001.