Form 10-Q
period 2001-10-31
TIFFANY & CO
filed 2001-12-12
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)

   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
 -----  EXCHANGE ACT OF 1934 for the quarter ended October 31, 2001.

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 for the transition from ________ to _____________.


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 144,897,036 shares outstanding at the close of business on October 31, 2001.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2001





PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets - October 31, 2001,
                       January 31, 2001 and
                       October 31, 2000 (Unaudited)                         3

                  Consolidated Statements of Earnings - for the
                       three and nine month periods ended
                       October 31, 2001 and 2000 (Unaudited)                4

                  Consolidated Statements of Cash Flows - for
                       the nine months ended October 31, 2001
                       and 2000 (Unaudited)                                 5

                  Notes to Consolidated Financial Statements
                       (Unaudited)                                       6-12


Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations    13-20



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                         21

                  (a)   Exhibits

                  (b)   Reports on Form 8-K

PART I.  Financial Information
Item 1.  Financial Statements


                                             TIFFANY & CO. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
                                        (in thousands, except per share amounts)



                                                                October 31,         January 31,       October 31,
                                                                   2001                2001              2000
                                                              ---------------     --------------     --------------
ASSETS

Current assets:
Cash and cash equivalents                                     $    106,404     $       195,613       $   121,143
Accounts receivable, less allowances
   of $7,042, $7,973 and $9,490                                     99,094             106,988           100,662
Inventories, net                                                   702,752             651,717           657,106
Deferred income taxes                                               38,030              28,069            36,525
Prepaid expenses and other current assets                           42,795              22,458            42,499
                                                              ---------------     --------------     --------------

Total current assets                                               989,075           1,004,845           957,935

Property and equipment, net                                        511,271             423,244           356,847
Deferred income taxes                                                5,360               7,282             5,046
Other assets, net                                                  151,087             132,969           132,831
                                                              ---------------     --------------     --------------

                                                              $  1,656,793        $  1,568,340       $ 1,452,659
                                                              ===============     ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                         $    113,331        $     28,778       $    36,850
Obligation under capital lease                                      45,221              40,747                 -
Accounts payable and accrued liabilities                           183,685             189,531           213,848
Income taxes payable                                                 2,543              42,085             5,750
Merchandise and other customer credits                              35,418              36,057            32,679
                                                              ---------------     --------------     --------------

Total current liabilities                                          380,198             337,198           289,127

Long-term debt                                                     237,548             242,157           247,859
Postretirement/employment benefit obligations                       28,822              26,134            25,444
Other long-term liabilities                                         41,806              37,368            36,170

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 240,000 shares,
   issued and outstanding 144,897, 145,897 and 145,867               1,449               1,459             1,459
Additional paid-in capital                                         327,359             318,794           320,891
Retained earnings                                                  669,291             630,076           553,126
Accumulated other comprehensive loss                               (29,680)            (24,846)          (21,417)
                                                              ---------------     --------------     --------------

Total stockholders' equity                                         968,419             925,483           854,059
                                                              ---------------     --------------     --------------

                                                              $  1,656,793        $  1,568,340       $ 1,452,659
                                                              ================    ==============     ==============


See notes to consolidated financial statements

                                     TIFFANY & CO. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                                (Unaudited)
                                 (in thousands, except per share amounts)



                                                                        Three Months Ended                Nine Months Ended
                                                                            October 31,                      October 31,
                                                                 ------------------------------    -------------------------------
                                                                        2001              2000             2001               2000
                                                                 -----------       ------------    -------------      -------------
Net sales                                                        $   333,074       $   372,074     $  1,040,776       $  1,091,665

Cost of sales                                                        140,235           165,709          441,926            484,137
                                                                 -----------       ------------    -------------      -------------

Gross profit                                                         192,839           206,365          598,850            607,528

Selling, general and administrative expenses                         146,798           143,313          437,918            424,004
                                                                 -----------       ------------    -------------      -------------

Earnings from operations                                              46,041            63,052          160,932            183,524

Other expenses, net                                                    5,993             2,516            9,527              7,005
                                                                 -----------       ------------    -------------      -------------

Earnings before income taxes                                          40,048            60,536          151,405            176,519

Provision for income taxes                                            16,020            24,216           60,563             70,609
                                                                 -----------       ------------    -------------      -------------

Net earnings                                                     $    24,028       $    36,320     $     90,842       $    105,910
                                                                 ===========       ============    =============      =============


Net earnings per share:

     Basic                                                       $      0.17       $      0.25     $       0.62      $       0.73
                                                                 ===========       ============    =============     ==============
     Diluted                                                     $      0.16       $      0.24     $       0.60      $       0.70
                                                                 ===========       ============    =============     ==============

Weighted average number of common shares:

     Basic                                                           145,273           145,809          145,743           145,357
     Diluted                                                         150,114           152,136          151,046           151,853


See notes to consolidated financial statements.

                                              TIFFANY & CO. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                     (in thousands)



                                                                                Nine Months Ended
                                                                                   October 31,
                                                                    ---------------------------------------
                                                                             2001                 2000
                                                                             ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                      $          90,842      $       105,910
  Adjustments to reconcile net earnings to net cash
    provided by (used in)operating activities:
    Depreciation and amortization                                              46,640               33,360
    (Gain) loss on equity investments                                          (2,780)               1,064
    Provision for uncollectible accounts                                          816                  809
    Provision for inventories                                                   4,500               12,926
    Tax benefit from exercise of stock options                                  3,488               15,288
    Deferred income taxes                                                     (10,175)              (5,163)
    Loss on disposal of fixed assets                                              426                  866
    Provision for postretirement/employment benefits                            2,688                2,279
  Changes in assets and liabilities:
    Accounts receivable                                                        10,778               17,756
    Inventories                                                               (65,335)            (174,756)
    Prepaid expenses and other current assets                                 (16,813)             (22,730)
    Other assets, net                                                          (7,710)              (4,460)
    Accounts payable                                                           (7,138)              28,154
    Accrued liabilities                                                         7,582               11,907
    Income taxes payable                                                      (39,191)             (47,646)
    Merchandise and other customer credits                                       (610)               2,509
    Other long-term liabilities                                                 1,810                3,220
                                                                     -----------------   ------------------
  Net cash provided by (used in) operating activities                          19,818              (18,707)
                                                                     -----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (135,780)             (70,878)
  Equity investments                                                           (9,535)              (8,014)
  Proceeds from lease incentives                                                1,950                3,761
                                                                     -----------------   ------------------

  Net cash used in investing activities                                      (143,365)             (75,131)
                                                                     -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings, net                                     85,511               19,530
  Repurchase of Common Stock                                                  (36,416)             (11,204)
  Proceeds from exercise of stock options                                       4,576                9,726
  Cash dividends on Common Stock                                              (17,519)             (15,985)
                                                                     -----------------   ------------------

  Net cash provided by financing activities                                    36,152                2,067
                                                                     -----------------   ------------------

  Effect of exchange rate changes on
    cash and cash equivalents                                                 (1,814)               (4,022)
                                                                     -----------------   ------------------
  Net decrease in cash and cash equivalents                                  (89,209)              (95,793)
  Cash and cash equivalents at beginning of year                             195,613               216,936
                                                                     -----------------   ------------------

  Cash and cash equivalents at end of nine months                    $       106,404     $         121,143
                                                                     =================   ==================

See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONSOLIDATED FINANCIAL STATEMENTS
          ---------------------------------

          The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO(last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of October 31, 2001 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 2001 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          Since the Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year, the results of its operations for the three and nine months ended October 31, 2001 and 2000 are not necessarily indicative of the results of the entire fiscal year.


2.        SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------

          Supplemental cash flow information:

                                                                       Nine Months Ended
                                                                           October 31,
                                                           ---------------------------------------
         (in thousands)                                                2001                  2000
         --------------                                    ----------------      -----------------

         Cash paid for:

          Interest                                              $    11,596           $     9,510
                                                           ================      =================
          Income taxes                                          $   104,559           $   107,453
                                                           ================      =================

         Supplemental Noncash Investing
          and Financing Activities:

         Issuance of Common Stock for the
          Employee Profit Sharing and
          Retirement Savings Plan                              $     2,800           $     3,300
                                                           ================      =================



  3.      INVENTORIES
          -----------
                                                     October 31,            January 31,           October 31,
          (in thousands)                                   2001                   2001                  2000
          --------------                        ----------------------  --------------------  ---------------------
          Finished goods                               $605,534               $510,888              $524,263
          Raw materials                                  72,470                 87,207                67,496
          Work-in-process                                28,633                 56,636                70,457
                                                ----------------------  --------------------  ---------------------
                                                        706,637                654,731               662,216
          Reserves                                       (3,885)                (3,014)               (5,110)
                                                ----------------------  --------------------  ---------------------
                                                       $702,752               $651,717              $657,106
                                                ======================  ====================  =====================

          LIFO-based inventories at October 31, 2001, January 31, 2001 and October 31, 2000 were $544,868,000, $531,936,000 and $516,673,000, with the current cost exceeding the LIFO inventory value by approximately $19,432,000, $15,942,000 and $14,958,000 at the end of
          each period. The LIFO valuation method had no effect on net earnings per diluted share for the three month periods ended October 31, 2001 and 2000. The LIFO valuation method had the effect of decreasing net earnings per diluted share by $0.01 for the nine month periods ended October 31, 2001 and 2000.

4.        NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Effective February 1, 2002, the Company will no longer be required to amortize goodwill and certain other intangible assets as a charge to earnings. In addition, the Company will be required to review goodwill and other intangible assets for potential impairment. The Company will adopt these standards on February 1, 2002 and does not expect a significant impact on its financial position, earnings or cash flows.

5.        FINANCIAL HEDGING INSTRUMENTS
          -----------------------------

          Effective February 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These standards require that all derivative instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments will be reclassified to earnings in the period in which earnings are affected by the hedged item. As of February 1, 2001, the adoption of these new standards resulted in a cumulative effect of an accounting change of $1,653,000, recorded in Cost of sales, which reduced net earnings by $975,000, net of income taxes, and increased accumulated comprehensive earnings by $3,773,000, net of income taxes of $2,622,000.

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

          Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not use derivative financial instruments for trading or speculative purposes.

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

          During the three months ended October 31, 2001, the Company recognized pretax hedging gains relating to changes in the time value of its foreign currency-purchased put options of $468,000, recorded in Cost of sales. During the nine months ended October 31, 2001, the Company recognized pretax hedging losses relating to changes in the time value of its foreign currency-purchased put options of $375,000, recorded in Cost of sales.

          Hedging  activity  affected   accumulated  other  comprehensive  gains
          (losses) as follows:



                                                                     Three Months                    Nine Months
                                                                        Ended                          Ended
                                                                      October 31,                    October 31,
          (in thousands)                                                2001                            2001
          ------------------------------------------------     -----------------------      ------------------------
          Balance at beginning of period                                $6,758                         $    -
          Impact of adoption                                                 -                          3,773
          Derivative gains transferred
           to earnings                                                  (1,485)                        (2,966)
          Change in fair value                                          (1,735)                         2,731
                                                               -----------------------      -----------------------
          Balance at October 31, 2001                                   $3,538                         $3,538
                                                               =======================      ========================

          The Company expects $4,486,000 of derivative gains included in accumulated other comprehensive income to be reclassified into earnings within the next twelve months. This amount may vary due to fluctuations in the yen exchange rate.

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

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:


                                                           Three Months Ended              Nine Months Ended
                                                              October 31,                    October 31,
                                                     ----------------------------   ----------------------------
           (in thousands)                                   2001           2000           2001              2000
           --------------                                   ----           ----           ----              ----

           Net earnings for basic
            and diluted EPS                              $24,028        $36,320        $90,842          $105,910
                                                     ===========   ==============   ============    ============


           Weighted average shares
            for basic EPS                                145,273        145,809        145,743           145,357

           Incremental shares from
            assumed exercise of
            stock options                                  4,841          6,327          5,303             6,496
                                                     -----------   --------------   ------------    ------------

           Weighted average shares
            for diluted EPS                              150,114        152,136        151,046           151,853
                                                     ===========   ==============   ============    ============

          For the three months ended October 31, 2001 and 2000, there were 3,254,000 and 1,601,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2001 and 2000, there were 3,145,000 and 1,673,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

          The components of comprehensive earnings were:

                                                          Three Months Ended                    Nine Months Ended
                                                             October 31,                           October 31,
                                                   ---------------------------------    ----------------------------------
                                                           2001               2000              2001                2000
                                                           ----               ----              ----                ----
          (in thousands)
          Net earnings                                  $24,028            $36,320           $90,842            $105,910
          Other comprehensive
           gain(loss):
           Derivative financial
            instruments, net of
            income taxes                                 (3,220)                 -             3,538                   -
           Foreign currency
            translation adjustments                       4,125             (4,124)           (8,372)            (10,051)
                                                   --------------    ---------------    --------------     ---------------

          Comprehensive earnings                        $24,933            $32,196           $86,008            $ 95,859
                                                   ==============    ===============    ==============     ===============


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

          Certain information relating to the Company's reportable operating segments is set forth below:


                                                      Three Months Ended                       Nine Months Ended
                                                          October 31,                             October 31,
                                               ----------------------------------    ---------------------------------------
          (in thousands)                                  2001               2000                2001                   2000
          --------------                                  ----               ----                ----                   ----
          Net sales:
            U.S. Retail                        $       152,068    $       182,362     $       497,243       $        540,788
            International Retail                       147,220            154,730             444,217                455,430
            Direct Marketing                            33,786             34,982              99,316                 95,447
                                               ---------------    ---------------    -----------------      ----------------
                                               $       333,074    $       372,074     $     1,040,776       $      1,091,665
                                               ===============    ===============    =================      ================

          Earnings from
          operations*:
            U.S. Retail                        $       25,359     $        46,673     $       109,587       $        143,686
            International Retail                       42,067              38,972             122,510                113,422
            Direct Marketing                            1,724               2,676               7,198                  5,133
                                               ---------------    ---------------    ----------------      -----------------
                                               $       69,150     $        88,321     $       239,295       $        262,241
                                               ===============    ===============    =================     =================

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

          The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:


                                                      Three Months Ended                         Nine Months Ended
                                                          October 31,                               October 31,
                                              ------------------------------------    ----------------------------------------
          (in thousands)                               2001                2000                 2001                  2000
          --------------                               ----                ----                 ----                  ----
          Earnings from
           operations for
           reportable segments                $      69,150       $      88,321       $      239,295        $      262,241
          Unallocated
           corporate expenses                       (23,109)            (25,269)             (78,363)              (78,717)

          Other expenses, net                        (5,993)             (2,516)              (9,527)               (7,005)
                                              ----------------    ----------------    ------------------    ------------------
          Earnings before
           income taxes                       $      40,048       $      60,536       $      151,405        $      176,519
                                              ================    ================    ==================    ==================


9.        EQUITY INVESTMENT
          -----------------

          On May 4, 2001, the Company made an equity investment in Little Switzerland, Inc. ("Little Switzerland"), a publicly-traded company headquartered in the U.S. Virgin Islands, by purchasing 7,410,000 newly-issued unregistered shares of its common stock at a cost of $9,535,000 and has provided a line of credit of $2,500,000. The amount allocated to the Company's interest in the net book value of Little Switzerland is being accounted for under the equity method based upon the Company's significant influence including representation on Little Switzerland's Board of Directors. The Company's share of Little
          Switzerland's results from operations have been included in Other expenses, net and amounted to losses of $1,307,000 and $2,455,000 for the three and nine months ended October 31, 2001. Little Switzerland is a leading specialty retailer of brand name watches, jewelry, crystal, china, fragrances and accessories, operating stores on five Caribbean islands as well as in Alaska and Florida.

          On February 1, 2001, Aber Diamond Corporation ("Aber") announced the completion of the sale of its interest in the Snap Lake Project to De Beers Canada Mining, Inc. for $114,000,000. As a result of this sale, the Company recorded a pretax gain of $5,253,000, net of mineral rights allocated to the Snap Lake Project, based upon the Company's equity interest in Aber. The pretax gain was recorded in Other expenses, net and had the effect of increasing net earnings per diluted share by $0.02 in the nine month period ended October 31, 2001. The Company's remaining share of Aber's results from operations have been included in Other expenses, net and were not significant for the three and nine months ended October 31, 2001.

10.       SUBSEQUENT EVENT
          ----------------

          On November 15, 2001, the Company's Board of Directors declared a quarterly dividend of $0.04 per share. This dividend will be paid on January 10, 2002 to stockholders of record on December 20, 2001.

          On November 5, 2001, the Company's $160,000,000 multicurrency revolving credit facility (the "Credit Facility") was amended to increase the amount to $200,000,000 and the number of banks from five to six. The Company is entitled to borrow under the Credit Facility as follows: $38,750,000 on a pro-rata basis from each of three banks, $25,000,000 from one bank, $15,000,000 from one bank and $43,750,000 from an agent bank. All borrowings are at interest rates based on a prime rate or a reserve-adjusted LIBOR and are affected by local borrowing conditions. The Credit Facility expires on November 5, 2006.

PART I.  Financial Information
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
Overview
--------
The Company operates three channels of distribution. U.S. Retail includes retail sales in Company-operated stores in the U.S. International Retail primarily includes retail sales in Company-operated stores and boutiques in markets outside the U.S., as well as business-to-business sales and wholesale sales to independent retailers and distributors in certain of those markets. Direct Marketing includes business-to-business, catalog and Internet sales in the U.S.


All references to years relate to fiscal years ended on January 31 of the following calendar year.

Net sales declined 10% to $333,074,000 in the three months (third quarter) ended October 31, 2001 and declined 5% to $1,040,776,000 in the nine months (year-to-date) ended October 31, 2001. On a constant-exchange-rate basis which excludes the effect of translating local-currency-denominated sales into U.S. dollars, net sales declined 7% in the third quarter and 1% in the year-to-date, while worldwide comparable store sales declined 11% and 4% in those respective periods. Net earnings declined 34% to $24,028,000 in the third quarter and 14% to $90,842,000 in the year-to-date.


The following table highlights certain operating data as a percentage of net sales:


                                               Three Months        Nine Months
                                             Ended October 31,  Ended October 31,
                                             -----------------  -----------------
                                                2001    2000       2001      2000
                                             -----------------  -----------------
Net sales                                      100.0%  100.0%     100.0%    100.0%
Cost of sales                                   42.1    44.5       42.5      44.3
                                             -----------------  -----------------
Gross profit                                    57.9    55.5       57.5      55.7
Selling, general
  and administrative expenses                   44.1    38.5       42.1      38.9
                                             -----------------  -----------------
Earnings from operations                        13.8    17.0       15.4      16.8
Other expenses, net                              1.8     0.7        0.9       0.6
                                             -----------------  -----------------
Earnings before income taxes                    12.0    16.3       14.5      16.2
Provision for income taxes                       4.8     6.5        5.8       6.5
                                             -----------------  -----------------
Net earnings                                     7.2%    9.8%       8.7%      9.7%
                                             -----------------  -----------------

Net sales
---------
Net sales by channel of distribution were as follows:

                                        Three Months           Nine Months
                                     Ended October 31,       Ended October 31,
                                   -------------------   -----------------------
(in thousands)                         2001      2000          2001        2000
------------------------------------------------------   -----------------------
U.S. Retail                        $152,068  $182,362    $  497,243    $540,788
International Retail                147,220   154,730       444,217     455,430
Direct Marketing                     33,786    34,982        99,316      95,447
                                   -------------------   -----------------------
                                   $333,074  $372,074    $1,040,776  $1,091,665
                                   -------------------   -----------------------

U.S. Retail sales declined 17% in the third quarter and 8% in the year-to-date. Comparable store sales declined 19% in the third quarter and

10% in the year-to-date. Management attributes the declines to several factors: challenging economic and retail conditions that resulted in smaller average transaction sizes; and reduced levels of customer traffic and transactions in many of Tiffany's stores following the events of September 11th. Management also notes difficult comparisons to strong growth in 2000. Sales in the flagship New York store declined 29% in the third quarter and 17% in the year-to-date, while comparable branch store sales declined 16% and 8% in those respective periods.

International Retail sales declined 5% in the third quarter and 2% in the year-to-date. The Company's reported sales reflect either a translation-related benefit from a weakening U.S. dollar or a detriment from a strengthening U.S. dollar. Most significantly, the yen in 2001 was weaker than in 2000. Therefore, on a constant-exchange-rate basis, International Retail sales rose 4% and 7% in those respective periods. In Japan, total retail sales in local currency rose 8% in the third quarter and 12% in the year-to-date on the basis of increased unit sales partly offset by a smaller average transaction size; comparable store sales in local currency rose 1% and 4% in those respective periods. In non-U.S. markets outside of Japan, comparable store sales on a constant-exchange-rate basis in the Asia-Pacific region declined 4% and were unchanged in the respective periods and, in Europe, declined 12% and rose 5% in the respective periods.

In 2001 year-to-date, the Company opened U.S. stores in San Jose and Tampa, and, internationally, three department-store boutiques in Japan, a store in Melbourne and one in Sao Paulo. The Company closed a boutique in Melbourne and one in Hong Kong. In the fourth quarter of 2001, the Company has opened a department-store boutique in Tokyo, a store in Rome and a third store in London. The Company plans to open a store in Beijing in December. A boutique in a Matsubishi department store in Hamamatsu, Japan was closed in November due to that store's closing.

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

Direct Marketing sales declined 3% in the third quarter and rose 4% in the year-to-date. Business Sales Division (name changed from Corporate Division) sales declined 20% and 6% in those respective periods due to declines in the average size per order. Combined catalog and Internet sales increased 19% and 18% in those respective periods due to strong growth in Internet sales, which commenced business in November 1999.

Gross Profit
------------
Gross profit as a percentage of net sales ("gross margin") in the third quarter and year-to-date was higher than the prior year. Management attributes the increases to a shift in sales mix toward lower-priced items that carry a higher gross margin, as well to improved efficiencies in product manufacturing and sourcing.

The Company adjusts its retail prices in Japan from time to time to address changes in the yen/dollar relationship and local competitive pricing. Management's ongoing strategy includes implementing selective price adjustments, achieving further product manufacturing/sourcing efficiencies and leveraging its fixed costs, in order to maintain the Company's gross margin at or above prior year levels.

Selling,  General and Administrative  Expenses ("SG&A")
-------------------------------------------------------
SG&A increased 2% in the third quarter and 3% in the year-to-date. Incremental depreciation and staffing expenses related to the Company's overall worldwide expansion were partly offset by lower sales-related variable expenses. In addition, the weaker yen had the effect of decreasing SG&A growth in both periods when translating yen-denominated SG&A into U.S. dollars. The ratio of SG&A to net sales rose in both periods due to the declines in the Company's net sales, but management's longer-term objective is to reduce this ratio by leveraging sales growth against the Company's fixed-expense base.

Other expenses, net
-------------------
Other expenses, net in the third quarter and year-to-date were higher than the prior year due to lower interest income on cash and cash equivalents, interest expense on higher short-term borrowings and the recognition of the Company's share of losses in equity investments. Other expenses, net in 2001 include a pretax gain in the first quarter of $5,253,000, based on Tiffany's approximate 14.7% equity interest in Aber Diamond Corporation ("Aber"), a publicly-traded company headquartered in Canada, which sold its interest in the Snap Lake Project to De Beers Canada Mining, Inc. in February 2001.

Provision for Income Taxes
--------------------------
The Company's effective tax rate of 40.0% in the third quarter and year-to-date was equal to the prior year.

New Accounting Pronouncements
-----------------------------

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Effective February 1, 2002, the Company will no longer be required to amortize goodwill and certain other intangible assets as a charge to earnings. In addition, the Company will be required to review goodwill and other intangible assets for potential impairment. The Company will adopt these standards on February 1, 2002 and does not expect a significant impact on its financial position, earnings or cash flows.

Effective February 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require that all derivative instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments will be reclassified to earnings in the period in which earnings are affected by the hedged item. As of February 1, 2001, the adoption of these new standards resulted in a cumulative effect of an accounting change of $1,653,000, recorded in Cost of sales, which reduced net earnings by $975,000, net of income taxes, and increased accumulated comprehensive earnings by $3,773,000, net of income taxes of $2,622,000.

During the three months ended October 31, 2001, the Company recognized pretax hedging gains relating to changes in the time value of its foreign currency-purchased put options of $468,000, recorded in Cost of sales. During the nine months ended October 31, 2001, the Company recognized pretax hedging losses relating to changes in the time value of its foreign currency-purchased put options of $375,000, recorded in Cost of sales.

Hedging activity affected accumulated other comprehensive gains (losses) as follows:


                                     Three Months               Nine Months
                                        Ended                      Ended
(in thousands)                     October 31, 2001           October 31, 2001
--------------                     ----------------           ----------------
Balance at beginning of period              $6,758                   $      -
Impact of adoption                               -                      3,773
Derivative gains transferred
 to earnings                                (1,485)                    (2,966)
Change in fair value                        (1,735)                     2,731
                                             ------                    ------
Balance at October 31,2001                 $ 3,538                   $  3,538
                                             ======                    ======


The Company expects $4,486,000 of derivative gains included in accumulated other comprehensive income to be reclassified into earnings within the next twelve months. This amount may vary due to fluctuations in the yen exchange rate.


FINANCIAL CONDITION
-------------------
Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs which have increased due to the Company's expansion. Management believes that the Company's financial condition at October 31, 2001 provides sufficient resources to support current business activities and planned expansion.

The Company incurred a net cash inflow from operating activities of $19,818,000 in the nine months ended October 31, 2001 compared with an outflow of $18,707,000 in the prior year. The improvement in cashflow in 2001 was primarily due to a decreased use of working capital.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $608,877,000 and 2.6:1 at October 31, 2001 compared with $667,647,000 and 3.0:1 at January 31, 2001 and $668,808,000 and 3.3:1 at October 31, 2000.

Accounts receivable at October 31, 2001 were 7% below January 31, 2001 and 2% below October 31, 2000, due to lower sales as well as the discontinuation of most wholesale trade sales during the past year.

Inventories at October 31, 2001 were 8% higher than at January 31, 2001 and 7% higher than at October 31, 2000. An increase in finished goods was primarily due to lower-than-planned sales levels in 2001's year-to-date period. Inventories were also increased to support new store openings, new product introductions and broadened product offerings especially in the engagement jewelry category. In order to adjust inventory levels to reflect recent and anticipated sales demand, management has reduced the quantities of certain finished goods to be purchased from outside suppliers and has selectively reduced levels of internal production. The effect has been a deceleration in the rate of year-over-year inventory growth at the end of each quarter in 2001. In 2000, management increased raw materials inventories to support internal jewelry manufacturing. In addition, management responded to projected shortages in the market supply of high quality diamonds by increasing its purchases in the second half of 2000. In addition, raw materials and work-in-process inventories have declined from January 31, 2001 levels. The Company's inventory purchase commitments from its outside suppliers amounted to approximately $90,000,000 at October 31, 2001.

The Company's ongoing inventory objectives are: to refine worldwide replenishment systems; to focus on the specialized disciplines of product development, category management and sales demand forecasting; to improve presentation and management of inventories in each store; and to improve warehouse management and supply-chain logistics.

Capital expenditures were $135,780,000 in the nine months ended October 31, 2001, compared with $70,878,000 in the prior year. The increase in capital expenditures was the result of costs related to the expansion of internal jewelry manufacturing and office facilities and the opening, renovation and expansion of retail stores. Based on current plans, management expects that capital expenditures in 2001 will be approximately $206,000,000, due to the costs related to the above projects, as well as investments in new systems and the purchase of the Company's Parsippany, New Jersey customer service/distribution center and office facility ("CSC").

In addition to the above capital projects, the Company finalized plans and commenced costruction of an additional distribution center in Hanover Township, New Jersey during the second quarter of 2001. The new customer fulfillment center ("CFC") of approximately 280,000 square feet will fulfill shipments to retail, catalog, e-commerce and business sales customers. Subsequently, the Company's CSC will be used to replenish store inventories. The CFC is scheduled to open in late-2003 and the Company estimates that the overall cost of the project will be approximately $95,000,000.

In May 2001, the Company made an equity investment in Little Switzerland by purchasing 7,410,000 newly-issued unregistered shares of its common stock at a cost of $9,535,000 and has provided a line of credit of $2,500,000.

In fiscal 2000, the Company began a four-year project to renovate and reconfigure its flagship New York store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. The new second floor opened in November, with an expanded presentation of engagement and other jewelry. In addition, in conjunction with the New York store project, the Company relocated its after-sales service functions to a new location and relocated several of its administrative functions. The Company has spent approximately $27,600,000 for the nine months ended October 31, 2001 and $33,000,000 for the project to date. Based on current plans, the Company estimates that the overall cost of these projects will be approximately $87,000,000.


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

In July 1999, the Company made a strategic investment in Aber by purchasing 8 million shares of its common stock at a cost of $70,636,000, which represents approximately 14.7% of Aber's outstanding shares. Aber holds a 40% interest in the Diavik Diamonds Project in Canada's Northwest Territories, an operation being developed to mine gem-quality diamonds. Production is expected to commence in 2003. In addition, prior to the start of production, the Company will form a joint venture and enter into a diamond purchase agreement with Aber. It is expected that this commercial relationship will enable the Company to secure a considerable portion of its future diamond needs.

In September 2000, the Board of Directors extended the Company's original stock repurchase program until November 2003. The program was initially authorized in November 1997 for the repurchase of up to $100,000,000 of the Company's Common Stock in the open market over a three-year period and would have expired in November 2000. As extended, the program authorized future repurchases of up to $100,000,000 of the Company's Common Stock in the open market. The timing and actual number of shares repurchased will depend on a variety of factors such as price and other market conditions. The Company repurchased and retired 1,528,800 shares of Common Stock in the nine months ended October 31, 2001 at an aggregate cost of $36,416,000, or an average cost of $23.82 per share. At October 31, 2001, $61,472,000 remains available for future share repurchases.

As a result of many of the above factors, net-debt (short-term borrowings plus long-term debt less cash and cash equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $244,475,000 and 20% at October 31, 2001, compared with $75,322,000 and 8% at January 31, 2001 and $163,566,000 and 16% at October
31, 2000.

The Company's sources of working capital are internally-generated cash flows and borrowings available under a multicurrency revolving credit facility. In November 2001, the Credit Facility was amended to increase the amount from $160,000,000 to $200,000,000 and the number of banks from five to six. The Company is entitled to borrow under the Credit Facility as follows: $38,750,000 on a pro-rata basis from each of three banks, $25,000,000 from one bank, $15,000,000 from one bank and $43,750,000 from an agent bank. All borrowings are at interest rates based on a prime rate or a reserve-adjusted LIBOR and are affected by local borrowing conditions. The Credit Facility expires on November 5, 2006. Management anticipates that internally-generated cash flows and funds available under the revolving credit facility will be sufficient to support the Company's planned worldwide business expansion and seasonal working capital increases that are typically required during the third and fourth quarters of the year.

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

Risk  Factors
-------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that sales in Japan will not decline substantially; (ii) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (iii) that Mitsukoshi's ability to continue as a leading department store operator in Japan will continue; (iv) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores in which TIFFANY & CO. boutiques are located; (v) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (vi) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (vii) that the wholesale market for high-quality cut diamonds will provide continuity of supply and pricing; (viii) that the investment in Aber achieves its financial and strategic objectives; (ix) that new stores and other sales locations can be leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (x) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations; (xi) that consumer spending does not decline substantially during the fourth quarter of any year; (xii) that the events of September 11, 2001 and subsequent military operations, as well as economic conditions, do not result in long-term disruptions to, or a slowing of, tourist travel; and (xiii) that warehousing and distribution productivity and capacity can be further improved to support the Company's worldwide distribution requirements.

PART II   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

10.130 Credit Agreement dated as of November 5, 2001, by and among Registrant, Tiffany and Company, Tiffany & Co. International, each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York, as the Swing Line Lender, as the Issuing Bank, as a Lender, and as Administrative Agent, ABN AMRO Bank N.V., The Chase Manhattan Bank, The Dai-ichi Kangyo Bank Ltd., Firstar Bank, NA, and Fleet National Bank, Fleet Precious Metals Inc. (collectively, as a Lender).

10.131 Guaranty Agreement dated as of November 5, 2001,with respect to Credit Agreement (see Exhibit 10.129 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International, and Tiffany & Co. Japan Inc. and The Bank of New York, as Administrative Agent.

(b)       Reports on Form 8-K

          On August 1, 2001, Registrant's wholly-owned subsidiary, Tiffany & Co. Japan Inc. ("Tiffany-Japan") entered into agreements with Mitsukoshi Ltd. of Japan ("Mitsukoshi").

          On August 16, 2001, Registrant issued a press release announcing its sales and earnings for the three-month period ended July 31, 2001.

          On  October  3,  2001,  Registrant  issued a press  release  providing
          updated   earnings   guidance  for  the  remainder  of  the  year  and
          information concerning its stock repurchase program.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TIFFANY & CO.
                                   (Registrant)


Date: December 11, 2001         By:/s/ James N. Fernandez
                                   ----------------------------
                                   James N. Fernandez
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (principal financial officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION

10.130 Credit Agreement dated as of November 5, 2001, by and among Registrant, Tiffany and Company, Tiffany & Co. International, each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York, as the Swing Line Lender, as the Issuing Bank, as a Lender, and as Administrative Agent, ABN AMRO Bank N.V., The Chase Manhattan Bank, The Dai-ichi Kangyo Bank Ltd., Firstar Bank, NA, and Fleet National Bank, Fleet Precious Metals Inc. (collectively, as a Lender).

10.131 Guaranty Agreement dated as of November 5, 2001,with respect to Credit Agreement (see Exhibit 10.129 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International, and Tiffany & Co. Japan Inc. and The Bank of New York, as Administrative Agent.