Form 10-K
period 2002-01-31
TIFFANY & CO
filed 2002-04-10
CIK 98246

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-K

                                   ---------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2002        COMMISSION FILE NUMBER: 1-9494

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

                                   ---------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                   ---------
     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING. As of March 22, 2002 the aggregate market value of voting stock held by non-affiliates was $5,186,490,809. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters below.

                                   ---------
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 145,505,077 shares of Common Stock outstanding as of March 22, 2002.

                                   ---------
     The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant's Annual Report to Stockholders for the Fiscal Year Ended January 31, 2002 (Parts I, II and IV) and Registrant's Proxy Statement Dated April 10, 2002 (Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

         Registrant's segment information for the fiscal years ended January 31, 2002, 2001 and 2000 is incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2002 (Note R. "Segment Information"). Executive Officers of the Company evaluate the performance of the Company's assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not available.

         (c)      Narrative description of business.

         As used below, the terms "Fiscal 1999", "Fiscal 2000" and "Fiscal 2001" refer to the fiscal years ended on January 31, 2000, 2001 and 2002, respectively. Registrant is a holding company, and conducts all business through its subsidiary corporations.

                                    Products

         Registrant's principal product categories are fine jewelry, timepieces, sterling silver goods, china, crystal, stationery, writing instruments, fragrances and personal accessories.

         Registrant offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. In Fiscal 1999, 2000 and 2001, approximately 75%, 78% and 79%, respectively, of Registrant's net sales were attributable to jewelry. See Merchandise Purchasing, Manufacturing and Raw Materials below. Designs are developed by employees, suppliers, independent designers and independent "name" designers. See Designer Licenses below.

         In addition to jewelry, the Company sells TIFFANY & CO. brand merchandise in the following categories: timepieces and clocks; sterling silver merchandise, including flatware, hollowware (tea and coffee services, bowls, cups and trays), trophies, key holders, picture frames and desk accessories; stainless steel flatware; crystal, glassware, china and other tableware; custom engraved stationery; writing instruments; and fashion accessories. Fragrance products are sold under the trademarks TIFFANY and TIFFANY FOR MEN. Tiffany also sells other


-Page 2-
brands of timepieces and tableware in its U.S. stores. Registrant also offers a line of commercial glassware under the JUDEL trademark.

                           Distribution and Marketing

Channels of Distribution

         For financial reporting purposes, Registrant categorizes its sales as follows:

                  U.S. Retail consists of retail sales transacted in company-operated stores in the United States.(1) (see U.S. Retail below);

                  Direct Marketing consists of sales in the United States through a staff of specialized sales personnel who concentrate on business clients and of sales through direct mail catalogs and through Registrant's Web site at www.tiffany.com (see Direct Marketing below); and

                  International Retail consists of both retail and wholesale sales to customers located outside the United States, as well as a limited amount of business sales and internet sales (see International Retail below).

U.S. Retail

                               Fifth Avenue Store

         The Fifth Avenue store in New York accounts for a significant portion of the Company's sales and is the focal point for marketing and public relations efforts. Approximately 13%, 12% and 11% of total Company net sales for Fiscal 1999, 2000 and 2001, respectively, were attributable to the New York store's retail sales. During Fiscal 2001, Tiffany completed its first phase of a four-year renovation project, which include a 25% increase of its selling space and the reconfiguration of two floors of office space for customer service and special exhibitions. Over the next three years, renovations of other existing selling space will be completed.


-------------------------------------
(1) In fiscal years 1999 and 2000 the Company discontinued its wholesale sales of jewelry, tabletop product and fragrances to third party retailers in the United States. This change has not had a significant impact on sales or profits and has enabled the Company to better manage the TIFFANY & CO. brand and to focus management efforts on Company-operated stores in the U.S.


                               U.S. Branch Stores

         At January 31, 2002 Tiffany had 43 branch stores in the United States. The following table identifies the location and year of opening of each U.S. branch store:


                           U.S. BRANCH STORE OPENINGS

                                                                                                   YEAR
  STORE LOCATION                         YEAR OPENED          STORE LOCATION                       OPENED
  --------------                         -----------          --------------                       -----
  San Francisco, California                  1963             Charlotte, North Carolina            1997
  Beverly Hills, California                  1964             Chestnut Hill, Massachusetts         1997
  Houston, Texas                             1964             Cincinnati, Ohio                     1997
  Chicago, Illinois                          1966             Honolulu, Hawaii (Hilton) +          1997
  Atlanta, Georgia                           1969             Palo Alto, California                1997
  Dallas, Texas                              1982             Denver, Colorado                     1998
  Boston, Massachusetts                      1984             Honolulu, Hawaii (Surfrider)+        1998
  Costa Mesa, California                     1988             Las Vegas, Nevada                    1998
  Philadelphia, Pennsylvania                 1990             Manhasset, New York                  1998
  Vienna, Virginia                           1990             Seattle, Washington                  1998
  Palm Beach, Florida                        1991             Scottsdale, Arizona                  1998
  Honolulu, Hawaii  (Ala Moana)              1992             Century City, California             1999
  San Diego, California                      1992             Dallas (NorthPark), Texas            1999
  Troy, Michigan                             1992             Boca Raton, Florida                  1999
  Bal Harbour, Florida                       1993             Tamuning, Guam++                     1999
  Maui, Hawaii                               1994             Old Orchard, (Skokie) IL             2000
  Oak Brook, Illinois                        1994             Maui, Hawaii (Wailea)                2000
  King of Prussia, Pennsylvania              1995             Greenwich, Connecticut               2000
  Short Hills, New Jersey                    1995             Portland, Oregon                     2000
  White Plains, New York                     1995             Tampa, Florida                       2001
  Hackensack, New Jersey                     1996             Santa Clara (San Jose), California   2001
  Chevy Chase, Maryland                      1996

+   Closing Fiscal 2002, to be replaced by new Honolulu location
++  Operated by Mitsukoshi (U.S.A.), Inc. until March 1999

Most of the U.S. branch stores display a representative selection of merchandise, but none maintains the extensive selection carried by the New York store. Beginning in 2002, branch stores of approximately 5,000 square feet in size will feature a new store design and display primarily fine jewelry, with a select assortment of china and crystal giftware. One or more branch stores will be opened in resort areas and will be approximately 3,000 square feet in size. Management currently contemplates the opening of new branch stores in the United States at the rate of approximately three to five per year. Tiffany has entered into lease agreements to open additional branches in 2002 in East Hampton, New York, Orlando, Florida, Bellevue, Washington, St. Louis, Missouri and Honolulu, Hawaii. See Item 2. Properties below for further information concerning U.S. Retail store leases. U.S. Retail branch stores range in size from approximately 800 to 16,000 gross



-Page 4-
square feet and total approximately 345,000 gross square feet. Prior to 1993, an average of approximately 45% of the floor space in each branch store was devoted to retail selling. Newer stores generally range from approximately 4,000 to 7,000 gross square feet and are designed to devote approximately 60-70% of total floor space to retail selling.

Direct Marketing

                             Business Sales Division

         Business Sales Division sales executives call on business clients throughout the United States, selling products drawn from the retail product line and items specially developed or sourced for the business market, including trophies and items designed for the particular customer. Price allowances are given to business customers for volume purchases. Business Sales Division customers purchase for business gift giving, employee service and achievement recognition awards, customer incentives and other purposes. Products and services are marketed through an organization of approximately 160 persons through advertising in newspapers and business periodicals and through the publication of special catalogs. Business gift purchases may also be made through the Company's Web site at www.tiffany.com.

                                    Catalogs

         Tiffany also distributes catalogs of selected merchandise to its proprietary list of mail and telephone customers and to mailing lists rented from third parties. Four seasonal SELECTIONS(R) catalogs are published, supplemented by COLLECTIONS and other catalogs.

                                    Internet

         The Company distributes a selection of approximately 2,400 products through its Web site at www.tiffany.com. The Company expects to continue its expansion of merchandise selection and services on the site based on customer needs. Prospective buyers are able to purchase merchandise suitable for wedding gifts from TIFFANY & CO. registries or from a selection of TIFFANY & CO. products offered through the WeddingChannel.com website. The Company anticipates that further enhancements will be made to these services to allow registries to be edited and managed online.



         The following table sets forth certain data with respect to mail, telephone and internet order operations for the periods indicated:

                                                                                    Fiscal Year
                                                                           1999                2000              2001
                                                                           ----                ----              ----
Number of names on catalog mailing and internet lists at              1,103,700           1,254,000         1,497,407
year-end (consists of customers who purchased by mail,
telephone or internet prior to the applicable date)*

Total catalog mailings during fiscal year (in millions):                   26.0                24.7              25.9

Total  mail, telephone or internet orders received during               364,150             406,680           491,916
fiscal year*:

*Prior years have been restated to include orders received from e-commerce customers, which commenced in November 1999.

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



                             International Locations

                               LOCATIONS OPERATED BY REGISTRANT'S SUBSIDIARIES
                               -----------------------------------------------
                         JAPAN                                ASIA-PACIFIC EXCLUDING JAPAN
      * Operated by Registrant's Subsidiaries with
                    Mitsukoshi, Ltd.
--------------------------------------------------------- ----------------------------------
Abeno, Kintetsu Department Store                          Australia:  Melbourne, Collins Street
Chiba, Mitsukoshi Department Store *                      Australia: Melbourne, Crown Casino
Fukuoka, Mitsukoshi *                                     Australia: Sydney, Chifley Plaza
Fukuoka, Mitsukoshi Department Store *                    China, Beijing, The Palace Hotel
Ginza, Mitsukoshi Department Store *                      Hong Kong: Causeway Bay, Lee Gardens
Hiroshima, Mitsukoshi Department Store *                  Hong Kong: Landmark Center
Ikebukuro,  Mitsukoshi Department Store *                 Hong Kong: Pacific Place
Kagoshima, Mitsukoshi Department Store *                  Hong Kong: Peninsula Hotel
Kanazawa, Mitsukoshi *                                    Hong Kong: Sogo Department Store
Kashiwa, Takashimaya Department Store                     Korea: Seoul, Galleria Department Store
Kawasaki , Saikaya Department Store                       Korea: Seoul, Hyundai Department Store
Kobe, Daimaru Department Store                            Korea: Seoul, Lotte Downtown Department Store
Kobe, Mitsukoshi Department Store *                       Korea:  Pusan, Paradise Hotel
Kochi, Daimaru Department Store                           Malaysia: Suria KLCC
Kokura, Izutsuya Department Store                         Singapore: Ngee Ann City
Koriyama, Usui Department Store                           Singapore: Raffles Hotel
Kumamoto, Tsuruya Department Store                        Taiwan: Kaohsiung, Hanshin Department Store
Kurashiki, Mitsukoshi Department Store *                  Taiwan: Tainan, Mitsukoshi Department Store
Kyoto, Daimaru Department Store                           Taiwan: Taipei, Regent Hotel
Kyoto, Takashimaya Department Store                       Taiwan: Taipei, Sogo Department Store
Matsuyama, Mitsukoshi Department Store*
Nagano, Mitsukoshi *                                      --------------------------------------------
Nagoya Hoshigaoka, Mitsukoshi Dept. Store *                             EUROPE
Nagoya Sakae, Mitsukoshi Department Store*                --------------------------------------------
Nagoya, Hilton Hotel *
Nagoya, Takashimaya Department Store+                     England: London, Old Bond Street
Nihonbashi, Mitsukoshi Department Store *                 England:  London, The Royal Exchange
Niigata, Mitsukoshi Department Store *                    England: London, Harrod's Department Store
Oita, Tokiwa Department Store                             France:  Paris
Okayama, Tenmaya Department Store                         Germany: Frankfurt
Okinawa, Mitsukoshi Department Store *                    Germany: Munich
Osaka, Mitsukoshi Department Store *                      Italy: Florence
Osaka, Takashimaya Department Store                       Italy: Milan
Sagamihara, Isetan Department Store                       Italy: Rome
Sapporo, Mitsukoshi Department Store *                    Switzerland: Zurich
Sendai, Mitsukoshi Department Store *
Shinjuku, Isetan Department Store+                        ---------------------------------------------
Shinjuku, Mitsukoshi Department Store *
Shinsaibashi, Daimaru Department Store
Shizuoka, Matsuzakaya Department Store                        CANADA AND CENTRAL/SOUTH AMERICA
Tachikawa, Isetan Department Store
Takamatsu, Mitsukoshi Department Store *                  ---------------------------------------------
Tokyo Bay, Ikspiari *
Tokyo, Ginza Flagship Store *                             Canada: Toronto
Tottori , Daimaru Department Store                        Mexico: Mexico City, Palacio Store, Polanco
Umeda, Daimaru Department Store                           Mexico: Mexico City, Palacio Store, Perisur
Utsunomiya, Tobu Department Store                         Mexico: Mexico City, Masaryk
Yokohama, Landmark Plaza, Mitsukoshi *                    Brazil: Sao Paulo
Yokohama, Mitsukoshi Department Store *

+Location opened March 2002
--------------------------------------------------------- ----------------------------------------------


                            Business with Mitsukoshi

         On August 1, 2001, Registrant's wholly-owned subsidiary, Tiffany & Co. Japan Inc. ("Tiffany-Japan") entered into agreements with Mitsukoshi Ltd. of Japan ("Mitsukoshi"). These agreements continue long-standing commercial relationships that Registrant and its affiliated companies have had with Mitsukoshi.

                             (Historical Background)

         On June 12, 1993, Registrant, through its affiliated companies, entered into a distribution agreement (the "93 Agreement") with Mitsukoshi. The 93 Agreement significantly changed the way Registrant and Mitsukoshi had done business in Japan, which, from 1972 until that time, had consisted of sales to Mitsukoshi for resale. As a consequence of the 93 Agreement, Tiffany-Japan commenced retail sales operations in Japan.

         In the fiscal years ended January 31, 2000, 2001 and 2002, respectively, total Japan sales represented 27%, 28% and 28% of Registrant's net sales. Sales made in TIFFANY & CO. boutiques located in Mitsukoshi's stores constituted 16%, 16% and 15% of Registrant's net sales in those years.

                    (The 93 Agreement and the 2001 Agreement)

         On August 1, 2001, Tiffany-Japan and Mitsukoshi entered into an agreement (the "2001 Agreement"). The 2001 Agreement replaced the 93 Agreement, which remained in effect until November 1, 2001. The 2001 Agreement will expire on January 31, 2007.

         Under the 93 and 2001 Agreements Tiffany-Japan had and has merchandising and marketing responsibilities in the operation of TIFFANY & CO. boutiques in Mitsukoshi's stores and other locations throughout Japan. Mitsukoshi acts for Tiffany-Japan in the sale of merchandise owned by Tiffany-Japan and Registrant recognizes as revenues the retail price charged to the ultimate consumer in Japan. Tiffany-Japan holds inventories for sale, establishes retail prices, bears the risk of currency fluctuations, provides one or more brand managers in each boutique, controls merchandising and displays within the boutiques, manages inventory and controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise. Mitsukoshi provides and maintains boutique facilities and assumes retail credit and certain other risks. Risk of inventory loss varies depending on whether the boutique is a "Standard Boutique" or a "Concession Boutique." Mitsukoshi bears responsibility for loss or damage to the merchandise in Standard Boutiques and Tiffany-Japan bears the risk in Concession Boutiques.

         Mitsukoshi provides retail staff in Standard Boutiques and Tiffany-Japan provides retail staff in Concession Boutiques. At present, there are 19 Standard Boutiques and eight Concession Boutiques. Under the 2001 Agreement two existing boutiques will be closed and 10 will be converted from Standard to Concession Boutiques over the term of the Agreement.

         Under the 93 Agreement, Mitsukoshi retained a portion (the "basic portion") of the net retail sales made in TIFFANY & CO Boutiques. The basic portion varied depending on the type



-Page 8-
of Boutique and the retail price of the merchandise involved. Generally, however, Mitsukoshi's basic portion was 27% in Standard Boutiques and 20% in Concession Boutiques. These basic portions will remain in effect under the 2001 Agreement through January 31, 2003.

         From February 1, 2003 through the expiration of the 2001 Agreement, Mitsukoshi's basic portion will be reduced by four percent in each category and increased by a factor that varies between zero and three percent depending upon the historic sales performance of the individual boutique in question. Thus, the highest basic portion available to Mitsukoshi in any Boutique during this time period will be 26% and Registrant expects that Mitsukoshi's average portion, across all Boutiques, will not be less than 24%.

         Under the 93 Agreement, Tiffany-Japan also paid Mitsukoshi an incentive fee of five percent of the amount by which boutique sales increased year-to-year, calculated on a per-boutique basis. Under the 2001 Agreement, the five-percent incentive fee will be calculated only upon the increase above "Target Sales." Target Sales means a year-to-year increase that is greater than the lesser of (i) 10% or (ii) a sales goal set by Tiffany-Japan.

         Under the 93 Agreement, Mitsukoshi had the following exclusive rights in Tokyo: TIFFANY & CO. boutiques could be established only in Mitsukoshi's stores and TIFFANY & CO. brand jewelry could be sold only in such boutiques, or in the "Flagship Store" (see below). Outside Tokyo, Registrant was not restricted in its right to establish TIFFANY & CO. boutiques or sell TIFFANY & CO. merchandise.

         Under the 2001 Agreement, Registrant is free to establish TIFFANY & CO. boutiques and sell TIFFANY & CO. merchandise throughout Japan, including in Tokyo.

                 (The FSS Agreement and the 2001 FSS Agreement)

         Mitsukoshi, Tiffany-Japan and Tiffany entered into an Agreement dated February 23, 1996 (the "FSS Agreement") governing the operation of a 7,700 square foot TIFFANY & CO. store in premises (the "Premises") located in Tokyo's Ginza shopping district (the "Flagship Store"). Tiffany-Japan completed, at its cost, all necessary improvements to prepare the Premises and delivered the Premises to Mitsukoshi in May 1996. In June 1999, by Supplemental Agreement to the FSS Agreement, the parties expanded the Premises to approximately 12,000 square feet. The Premises are leased by a third party landlord to Tiffany-Japan for a fixed annual rental.

         On August 1, 2001, Mitsukoshi and Tiffany-Japan entered into the "2001 FSS Agreement" which replaced the FSS Agreement.

         Under both the FSS Agreement and the 2001 FSS Agreement, the Premises are subleased by Tiffany-Japan to Mitsukoshi on a percentage-of-sales basis (the "Sublease"). Tiffany-Japan bears all costs of operating the Premises. Tiffany-Japan selects and furnishes merchandise for display in the Flagship Store, prices the merchandise for retail sale, bears all risk of loss until the merchandise is sold to a customer and determines all issues of display, packaging, signage and advertising. Mitsukoshi acts for Tiffany-Japan in the sale of the merchandise, collects and holds the sales proceeds, makes credit available to customers, bears all credit losses and provides its point-of-sale transaction processing system (the "POS System"). Tiffany-Japan provides all necessary staff other than employees provided by Mitsukoshi in connection with the POS

System. Management of the Flagship Store, other than with respect to the POS System, is the responsibility of Tiffany-Japan.

         After compensating Tiffany-Japan on a percentage-of-sales basis for Sublease rent and staffing, Mitsukoshi is allocated a percentage of net sales. Under the FSS Agreement, Mitsukoshi's percentage allocation was 8.3%. Under the 2001 FSS Agreement, Mitsukoshi's percentage allocation is 3%

         The 2001 FSS Agreement is scheduled to expire on September 30, 2002, but will be extended until September 30, 2005, and then again to January 31, 2007, subject to renewal of the lease for the Premises by Tiffany-Japan and the landlord for the Premises.

                              (Other Transactions)

         On February 2, 1998, Tiffany purchased, as a going concern, the TIFFANY & CO. business operated on the island of Oahu, Hawaii, by an affiliate of Mitsukoshi under agreement with Tiffany. The transaction was structured as a purchase of assets. Tiffany paid a cash price of $8.1 million and agreed to make contingent payments equal to 3.75% of certain sales made by Tiffany on the island of Oahu after the date of the purchase through January 31, 2003. On March 19, 1999, Tiffany purchased, as a going concern, the TIFFANY & CO. business operated in Guam by an affiliate of Mitsukoshi under agreement with Tiffany. The transaction was structured as a cash-for-stock purchase of the affiliate, under which Tiffany assumed all of the assets and liabilities of the affiliate. Tiffany paid a total cash price of $7.0 million.

         From 1989 through January 1999, Mitsukoshi Limited of Japan and its affiliated companies held a significant portion of the Registrant's Common Stock. As of January 31, 1999, Mitsukoshi's holdings represented 12.3% of Registrant's outstanding shares. In February 1999, Mitsukoshi sold all of its holdings of Registrant's Common Stock through a public offering.

                      International Wholesale Distribution

         Wholesale distribution of selected TIFFANY & CO. merchandise is also made through independent distributors in the countries listed on the following page. Registrant records as sales the wholesale price charged to the third-party distributor. Multiple doors are indicated in parentheses.(2)


-----------------------------
(2) In fiscal years 2000 and 2001 the Company discontinued wholesale sales of jewelry and fragrance in Europe. This change has not had a significant impact on sales or profits and has enabled the Company to better manage the TIFFANY & CO. brand and to focus management efforts on Company-operated stores in Europe.


                                        INTERNATIONAL WHOLESALE DISTRIBUTION
                                        ------------------------------------
          ASIA-PACIFIC, MIDDLE EAST AND RUSSIA                            CARIBBEAN
          ------------------------------------                            ---------
Australia (2)                  Morocco                     Aruba (3)                   Jamaica (5)
Bahrain                        New Zealand                 Bahamas (3)                 Puerto Rico (3)
Egypt                          Oman (2)                    Barbados                    St. Maarten (2)
Guam                           Philippines (2)             Bermuda                     St. Thomas (2)
Hong Kong                      Qatar (4)                   Dominican Republic (2)      Turks and Caicos (2)
India                          Russia (7)                  Grand Cayman (2)
Indonesia                      Saipan
Japan (7)                      Saudi Arabia (5)
Korea                          Singapore
Kuwait (2)                     Syria
Lebanon (3)                    United Arab Emirates (4)


                         CANADA                                         CENTRAL/LATIN AND SOUTH AMERICA
                         ------                                         -------------------------------
Calgary                        Ottawa                      Argentina (4)               Panama
Montreal                       Vancouver                   Brazil                      Paraguay (4)
                                                           Colombia                    Venezuela (2)
                                                           Costa Rica
                                                           Guatemala
                                                           Honduras (2)
                                                           Mexico (6)


         Management anticipates continued expansion of international wholesale distribution in Central/Latin/South American, Caribbean and Asia-Pacific regions as markets are developed.

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

         The Company's commercial relationship with Mitsukoshi and Mitsukoshi's ability to continue as a leading department store operator have been and will continue to be substantial factors in the Company's continued success in Japan. Presently, TIFFANY & CO. boutiques are located in 27 Mitsukoshi department stores and other retail locations operated with Mitsukoshi in Japan. The Company also operates 22 boutiques primarily in department stores other than Mitsukoshi, in locations within Japan but outside of Tokyo, and plans to open more.

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

         Tiffany began its ongoing program of international expansion through proprietary retail stores in 1986 with the establishment of the London store. Company-operated international TIFFANY & CO. stores and boutiques range in size from approximately 400 to 14,000 gross square feet and total approximately 224,000 gross square feet devoted to retail purposes. The following chart details the growth in the Company's stores and boutiques since Fiscal 1987 on a worldwide basis:

                            Worldwide Retail Locations Operated by Registrant's Subsidiary Companies
                            ------------------------------------------------------------------------
                                Americas and Europe                                Asia-Pacific
                                -------------------                                ------------
    End of                           Canada,
    Fiscal:           U.S.       Central/Latin/South   Europe              Japan                Elsewhere             Total
                                     Americas
---------------- --------------- ----------------- ---------------- --------------------- ----------------------    --------
     1987              8                0                 2                  0                      0                  10


     1988              9                0                 3                  0                      1                  13


     1989              9                0                 5                  0                      2                  16


     1990              12               0                 5                  0                      3                  20


     1991              13               1                 7                  0                      4                  25


     1992              16               1                 7                  7                      4                  35


     1993              16               1                 6                  37**                   5                  65


     1994              18               1                 6                  37                     7                  69


     1995              21               1                 6                  38                     9                  75


     1996              23               1                 6                  39                    12                  81


     1997              28               2                 7                  42                    17                  96


     1998              34               2                 7                  44                    17                  104


     1999              38               3                 8                  44                    17                  110


     2000              42               4                 8                  44                    21                  119


     2001              44               5                10                  47                    20                  126


**Prior to July 1993, many TIFFANY & CO. boutiques in Japan were operated by Mitsukoshi (ranging from 21 in 1987 to 29 in 1993). See Business with Mitsukoshi above.

                            Advertising and Promotion

         Tiffany regularly advertises its business, primarily in newspapers and magazines. In Fiscal 1999, 2000 and 2001, Tiffany spent approximately $57.3 million, $65.4 million, and $68.1 million, respectively, on worldwide advertising, net of amounts contributed by vendors to Tiffany, but inclusive of cooperative advertising funds contributed by Tiffany to third party distributors and amounts expended to print and mail catalogs and brochures.

         Public Relations (promotional) activity is also a significant aspect of Registrant's business. Management believes that Tiffany's image is enhanced by a program of charity sponsorships, grants and merchandise donations. Donations are also made to The Tiffany & Co. Foundation, a private foundation organized to support other 501(c)(3) charitable organizations with efforts concentrated in the preservation of the arts and environmental conservation. The Company also engages in a program of retail promotions and media activities to maintain consumer awareness of the Company and its products. Each year, Tiffany publishes its well-known Blue Book which showcases fine jewelry and other merchandise. Tiffany's window displays are another important aspect of Tiffany's promotional efforts. John Loring, Tiffany's Design Director, is the author of numerous books featuring TIFFANY & CO. products. Registrant considers these and other promotional efforts important in maintaining Tiffany's image as an arbiter of taste and style.

                                   Trademarks

         The designations TIFFANY(R) and TIFFANY & CO.(R) are the principal trademarks of Tiffany, as well as serving as tradenames. Through its subsidiaries, the Company has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO. as well as the TIFFANY BLUE BOX(R) and the color TIFFANY BLUE(R) for a variety of product categories in the United States and in other countries. Over the years, Tiffany has maintained a program to protect its trademarks and has instituted legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products. Tiffany has been generally successful in such actions and management considers that its United States trademark rights in TIFFANY and TIFFANY & CO. are strong. However, use of the designation TIFFANY by third parties (often small companies) on unrelated goods or services, frequently transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action. Despite the general fame of the TIFFANY and TIFFANY & CO. name and mark for the Company's products and services, Tiffany is not the sole person entitled to use the name TIFFANY in every category in every country of the world; third parties have registered the name TIFFANY in the United States in the food services category, and in a number of foreign countries in respect of certain product categories (including, in a few countries, the categories of fragrance, cosmetics, jewelry, eyeglass frames, clothing and tobacco products) under circumstances where Tiffany's rights were not sufficiently clear under local law, and/or where management concluded that Tiffany's foreseeable business interests did not warrant the expense of litigation.

                                Designer Licenses

         Tiffany has been the sole licensee for jewelry designed by Elsa Peretti, Paloma Picasso and the late Jean Schlumberger since 1974, 1980 and 1956, respectively. In 1992, Tiffany acquired trademark and other rights necessary to sell the designs of the late Mr. Schlumberger under the TIFFANY-SCHLUMBERGER trademark. Ms. Peretti and Ms. Picasso retain ownership of copyrights for their designs and of their trademarks and exercise approval rights with respect to important aspects of the promotion, display, manufacture and merchandising of their designs. Tiffany is required by contract to devote a portion of its advertising budget to the promotion of their respective products; each is paid a royalty by Tiffany for jewelry and other items designed by them and sold under their respective names. Written agreements exist between Ms. Peretti and Tiffany and between Ms. Picasso and Tiffany but may be terminated by either party following six months notice to the other party. Tiffany is the sole retail source for merchandise designed by Ms. Peretti worldwide; however, she has reserved by contract the right to appoint other distributors in markets outside the United States, Canada, Japan, Singapore, Australia, Italy, the United Kingdom, Switzerland and Germany.

         The designs of Ms. Peretti accounted for 15% of the Company's net sales in Fiscal 1999, 2000 and 2001. Merchandise designed by Ms. Picasso accounted for 3% of the Company's net sales in Fiscal 1999, 2000 and 2001.

         Registrant's operating results could be adversely affected were it to cease to be a licensee of either of these designers or should its degree of exclusivity in respect of their designs be diminished.

             Merchandise Purchasing, Manufacturing and Raw Materials

         Merchandise offered for sale by the Company is supplied from Tiffany's jewelry and silver goods manufacturing facility in Cumberland, Rhode Island and Tiffany's workshops in New York City and Pelham, New York; Parsippany, New Jersey; Salem, West Virginia; and Paris, France and through purchases and consignments from others. The following table shows Tiffany's sources of merchandise, based on cost, for the periods indicated:


                                                           Fiscal Years
                                                  1999         2000         2001
                                                  ----         ----         ----
Produced by Tiffany                                37%          46%          44%
Purchased from others                              63           54           56
                                                  ---          ---          ---
Total                                             100%         100%         100%
                                                  ===          ===          ===

         The preceding figures include the cost of precious gems incorporated in such merchandise. Approximately 39% of the merchandise purchased from others in Fiscal 2001 was manufactured outside the United States.

         Gems and precious metals used in making Tiffany's jewelry may be purchased from a variety of sources. For the most part, purchases of such materials are from suppliers with which Tiffany enjoys long-standing relationships.

         Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 38%, 40% and 38% of Tiffany's net sales in Fiscal 1999, 2000 and 2001, respectively. Products containing one or more diamonds of one carat or larger accounted for less than 10% of net sales in each of those years. Tiffany purchases cut diamonds principally from four key vendors. Were trade relations between Tiffany and one or more of these vendors to be disrupted, the Company's sales would be adversely affected in the short term until alternative supply arrangements could be established. Diamonds of one carat or greater of the quality the Company demands are, on a relative basis, more difficult to acquire than smaller diamonds. Established sources for smaller stones would be more easily replaced in the event of a disruption in supply than would established sources for larger-sized stones.

         Except as noted above, Tiffany believes that there are numerous alternative sources for gems and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.

         In 2001 the Company entered into a joint arrangement and distribution contract with Aber Diamond Corporation ("Aber"), a publicly-traded company headquartered in Canada. In 1999, the Company made a 14.7% equity investment ($71 million) in Aber by purchasing 8 million unregistered shares of its common stock. It is expected that Tiffany's alliance with Aber, a 40% participant of the Diavik Diamonds Project in Northwest Canada, will enable Tiffany to secure a significant portion of its future diamond needs once production commences. Production is expected to commence in the first half of Fiscal 2003.

         Presently, the supply and price of rough (uncut and unpolished) diamonds in the principal world markets have been and continue to be significantly influenced by a single entity, the Diamond Trading Corporation (the "DTC"), of De Beers Centenary AG, a Swiss corporation. The DTC supplies approximately 65% of the world market for rough, gem-quality diamonds, notwithstanding that its historical ability to control supplies has been somewhat diminished due to changing politics in diamond-producing countries and revised contractual arrangements with independent mine operators. Through its affiliates, the DTC continues to exert a significant influence on the demand for polished diamonds through its advertising and marketing efforts throughout the world.

         Tiffany does not purchase rough diamonds; in consequence, Tiffany does not purchase directly from the DTC. Some, but not all, of Tiffany's suppliers do purchase directly from the DTC. It is estimated that 50% of the diamonds that Tiffany purchases have their source with the DTC. The availability and price of diamonds to the DTC and Tiffany's suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. Sustained interruption in the supply of rough diamonds or an over-abundance of supply or a substantial change in the marketing arrangements described above could adversely affect Tiffany and the retail jewelry industry as a whole. Direct purchasers from the DTC may, in the future, sell cut and polished diamonds marked with the DTC's proprietary trademark. Such a practice, coupled with a change in the marketing and advertising policies of the DTC's affiliates, could affect consumer demand for diamonds that do not bear the DTC's trademark. Tiffany may or may not carry such branded diamonds in the future. Additionally, an affiliate of the DTC has announced a joint venture with an affiliate of a major luxury goods retailer for the purpose of retailing diamond jewelry. This joint venture is likely to become a competitor of Tiffany.

         Increasing attention has been focused within the last few years on the issue of "conflict" diamonds. Conflict diamonds are extracted from war-torn regions and sold by rebel forces to fund insurrection. Allegations have been made in the press that diamonds are used as a source to further terrorist activities. Concerned participants in the diamond trade, including Tiffany and non-government organizations, seek to exclude such diamonds, which represent a small fraction of the world's supply, from legitimate trade through an international system of certification and legislative initiatives. It is expected that such efforts, if successful, will not substantially affect the supply of diamonds. However, in the near term, efforts by these non-governmental organizations to increase consumer awareness of the issue and encourage legislative response could affect consumer demand for diamonds.

         Finished jewelry is purchased from approximately 100 manufacturers, most of which have long-standing relationships with Tiffany. Tiffany believes that there are alternative sources for most jewelry items; however, due to the craftsmanship involved in certain designs, Tiffany would have difficulty in finding readily available alternatives in the short term.

         TIFFANY & CO. brand clocks and components for timepieces are manufactured and assembled by third parties. Approximately 50% of net watch sales during Fiscal 2001 were attributable to a single manufacturer. Tiffany contracts with a single manufacturer to produce its silver flatware patterns from Tiffany's proprietary tools and dies by use of Tiffany's traditional manufacturing techniques. Likewise, engraved stationery is purchased from a single manufacturer. Loss of any of these manufacturers could result in the unavailability of timepieces, silver flatware or engraved stationery, as the case may be, during the period necessary for Tiffany to arrange for new production.

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

         Registrant also faces increasing competition in the area of direct marketing. A growing number of direct sellers compete for access to the same mailing lists of known purchasers of luxury goods. In marketing service awards and business gifts to corporations and other organizations, the Company faces numerous competitors who sell a wide variety of products at a greater price range


-Page 16-
than the Company, which has chosen to offer a more limited selection in order to adhere to its established quality standards. Tiffany currently distributes selected merchandise through its Web site at www.tiffany.com and anticipates continuing competition in this area as the technology evolves. Tiffany does not currently offer diamond engagement jewelry through its Web site, while certain of Tiffany's competitors do. Nonetheless, Tiffany will seek to maintain and improve its position in the Internet marketplace by refining and expanding its merchandise selection and services.

                                   Seasonality

         As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.

                                    Employees

         As of January 31, 2002, the Registrant's subsidiary corporations employed an aggregate of approximately 5,938 full-time and part-time persons. Of those employees, 4,798 are employed in the United States. Of Tiffany's total employees, approximately 2,378 persons are salaried employees, 617 are engaged in manufacturing and 2,985 are retail store personnel. None of the Company's employees is represented by a union. Registrant believes that relations with its employees are good.

ITEM 2. PROPERTIES

         Registrant both owns and leases its principal operating facilities and occupies its various store premises under lease arrangements which are generally on a two to ten-year basis.

                                 New York Store

         In November 1999, Tiffany repurchased the land and building housing its flagship store at 727 Fifth Avenue in New York City. Prior to its repurchase, the building had been leased by Tiffany since 1984. Constructed for Tiffany in 1940, the building was designed to be a retail store for the Company and is believed to be well located for this function. Currently, approximately 40,000 gross square feet of this 124,000 square foot building are devoted to retail sales, with the balance devoted to administrative offices, certain product services, jewelry manufacturing and storage. During Fiscal 2001, Tiffany completed its first phase of a four-year renovation project, which include a 25% increase of its selling space and the reconfiguration of two floors of office space for customer service and special exhibitions. Over the next three years, renovations of other existing selling space will be completed.

                             Customer Service Center

         In 1995, Tiffany entered into a lease of undeveloped property in Parsippany, New Jersey, in order to construct and occupy a new distribution facility. In April 1997, construction of the


"Customer Service Center" ("CSC") on that property was completed and Tiffany commenced operations. The CSC is a combined warehouse, distribution, light manufacturing, computing and office center. To meet increased demand, the computer and office center areas were expanded during Fiscal 2001. In January 2001, Tiffany exercised its right under the lease to purchase the CSC for a scheduled purchase price. This capital lease buyout was completed on January 31, 2002. Registrant believes that the CSC has been properly designed to handle worldwide distribution functions and that it is suitable for that purpose. The CSC currently comprises approximately 370,000 square feet, of which approximately 186,000 square feet are devoted to office and computer operations use, with the balance devoted to warehousing, shipping, receiving, light manufacturing, merchandise processing and other distribution functions.

         In anticipation of growth in sales volume and company-operated stores, in Fiscal 2001 Tiffany entered into a ground lease of undeveloped property in Hanover Township, New Jersey in order to construct and occupy an additional facility to manage the warehousing and processing of direct-to-customer orders and to perform other distribution functions. Construction of the facility has commenced and occupancy is expected in Fiscal 2003. The proposed facility will be approximately 266,000 square feet, of which approximately 34,500 square feet will be devoted to office use, the balance to warehousing, shipping, receiving, merchandise processing and other warehouse functions. When the new facility becomes operational, the CSC will be devoted to store replenishment and wholesale support activities.


               Manufacturing Facility - Cumberland, Rhode Island

         In January 2000 Tiffany entered into a purchase agreement for the purchase of undeveloped property in Cumberland, Providence County, Rhode Island in order to construct and occupy a 100,000 square foot jewelry and silver goods manufacturing facility.(3) In May 2001, construction of the facility was completed and Tiffany commenced operations.


--------
(3) In September 2000 Tiffany entered into agreements with the Rhode Island Industrial Facilities Corporation to purchase an industrial development bond for the purpose of financing the continued construction and equipping of the manufacturing facility. In connection with the issuance of the Bond, Tiffany transferred title to the land, building and improvements, and leased back the project. Under the Lease Agreement, Tiffany's rental payments will be used to pay the principal and interest on the Bond. Upon payment in full of the Bond, Tiffany has the option to purchase the facility at a price of One Thousand ($1,000.00) Dollars.


                    Branch and Subsidiary Retail Store Leases

         Set forth below is the expiration date for each of Tiffany's existing branch and subsidiary retail store leases (and, where applicable, optional renewal terms):


                                                U.S. BRANCH STORE LEASES
                                                ------------------------

CITY                STATE/TERR.       LOCATION                             EXPIRATION DATE           RENEWAL OPTIONS
----                -----------       --------                             ---------------           ---------------
Atlanta                 GA            Phipps Plaza Shopping Center         July 31, 2010

Bal Harbour             FL            Bal Harbour Shops                    May 31, 2003

Beverly Hills           CA            Two Rodeo Drive                      October 7,  2005          Two five-year terms

Boca Raton              FL            Town Center                          January 31, 2010          One five-year term

Boston                  MA            Copley Place                         July 31, 2009             Two five-year terms

Century City            CA            Century City Shopping Center         June 30, 2009

Charlotte               NC            SouthPark Mall                       December 31, 2007         One five-year term

Chestnut Hill           MA            The Atrium                           January 31, 2008          One five-year term

Chevy Chase             MD            5500 Wisconsin Avenue                January 31, 2006

Chicago                 IL            730 North Michigan Avenue            October 20, 2012          Two five-year terms

Cincinnati              OH            Fountain Place                       November 30, 2012         Two five-year terms

Costa Mesa              CA            South Coast Plaza                    January 31, 2004          One five-year term

Dallas                  TX            The Galleria                         May 31, 2009

Dallas                  TX            NorthPark Center                     May 31, 2009              One five-year term

Denver                  CO            Cherry Creek Shopping Center         January 31, 2008          One five-year term

Greenwich               CT            140 Greenwich Avenue                 July 31, 2010             Two five-year terms

Hackensack              NJ            Riverside Square Mall                September 30, 2006

Honolulu                HI            Ala Moana Center                     January 31, 2011

Honolulu                HI            Hilton Hawaiian Village              December 31, 2002         One five-year term

Honolulu                HI            Moana Surfrider                      January 31, 2003

Houston                 TX            Galleria Post Oak                    September 30, 2006

King of Prussia         PA            King of Prussia Plaza                November 30, 2005         One five-year term

Las Vegas               NV            Bellagio                             March 1, 2008             One ten-year term

Manhasset               NY            Americana Shopping Center            June 9, 2008

Maui                    HI            Whalers Village                      July 31, 2004

Maui                    HI            Wailea                               November 30, 2010         One five-year term

Oak Brook               IL            Oakbrook Center                      April 30, 2009            Two five-year terms

Old Orchard             IL            Old Orchard Shopping Center          April 30, 2010            One five-year term

Palm Beach              FL            259 Worth Avenue                     May 31, 2007              Two five-year terms

Palo Alto               CA            Stanford Shopping Center             May 31, 2007

Philadelphia            PA            The Bellevue                         June 30, 2010             One five-year term

Portland                OR            Pioneer Place                        December 31, 2010         One five-year term

San Diego               CA            Fashion Valley Shopping Center       December 31, 2007         One five-year term

San Francisco           CA            Union Square                         November 1, 2010          One ten-year term

Santa Clara (San Jose)  CA            Westfield Shoppingtown Valley Fair   January 31, 2012

Scottsdale              AZ            Fashion Square                       December 31, 2008         One five-year term

Seattle                 WA            Pacific Place                        October 28, 2008          Two five-year terms

Short Hills             NJ            The Mall at Short Hills              January 31, 2005          One five-year term

Tampa                   FL            International Plaza                  January 31, 2012          One five-year term

Tamuning                Guam          Tumon Sands Plaza                    September 30, 2003

Troy                    MI            The Somerset Collection              September 30, 2007

Vienna                  VA            Fairfax Square                       March 31, 2010            One five-year term

White Plains            NY            The Westchester                      March 31, 2005            One five-year term

                                            INTERNATIONAL BRANCH STORE LEASES
                                            ---------------------------------
COUNTRY                   CITY             LOCATION                 EXPIRATION DATE             RENEWAL OPTIONS
-------                   ----             --------                 ---------------             ---------------
Australia                 Sydney           Chifley Tower            October 18, 2004            One five-year term

Australia                 Melbourne        Crown Casino             May 7, 2002

Australia                 Melbourne        267 Collins Street       October 31, 2005            Three five-year terms

Brazil                    Sao Paulo        Shopping Center Iguatemi January 1, 2006             Two five-year terms

Canada                    Toronto          85 Bloor Street West     August 31, 2006             One seven-year term

England                   London           25 Old Bond Street       March 24, 2016

England                   London           The Royal Exchange       August 31, 2016             Three five-year terms

France                    Paris            6 Rue de la Paix         April 1, 2011

Germany                   Frankfurt        20 Goethestrasse         January 31, 2011            One ten-year term

Germany                   Munich           Residenzstrasse 11       January 31, 2004            One five-year term

Hong Kong                 Causeway Bay     Lee Gardens              June 30, 2003

Hong Kong                                  The Landmark             May 31, 2005

Hong Kong                 Kowloon          The Peninsula            February 29, 2004

Hong Kong                                  Pacific Place            October 31, 2003

Italy                     Florence         Via Tornabuoni           December 31, 2007

Italy                     Milan            Via della Spiga          October 31, 2005

Italy                     Rome             Via Del Babuino          December 31, 2007           One six-year term+

Japan                     Tokyo            Ginza                    October 24, 2005            One three-year term

Korea                     Pusan            Paradise Hotel           September 20, 2003          One two-year option

Malaysia                  Kuala Lumpur     Suria KL City Centre     November 30, 2002           Two three-year terms

Mexico                    Mexico City      Masaryk                  May 31, 2004                Two three-year terms

Singapore                                  Raffles Hotel            September 15, 2003

Singapore                                  Ngee Ann City            September 14, 2005          One one-year term

Switzerland               Zurich           Bahnhofstrasse 14        September 30, 2005

Taiwan                    Taipei           Regent Hotel             April 30, 2006

+ Renewal subject to conditions imposed by Italian law, including right of landlord to occupy premises for its own use.

                                New Store Leases

         In addition to the U.S. leases described herein on page 19, Tiffany has entered into the following new leases for domestic stores expected to open in 2002: a 15-year lease for a 5,500 square foot store at Bellevue Square in Bellevue, Washington, a 10-year lease for a 4,800 square foot store at Plaza Frontenac in St. Louis, Missouri, a 10-year lease for a 5,700 square foot store in The Mall at Millenia in Orlando, Florida, a 10-year lease for a 3,300 square foot store at 53 Main Street in East Hampton, New York and a 15-year lease for a 10,100 square foot store on Kalakaua Avenue, Waikiki, Honolulu, Hawaii.

ITEM 3. LEGAL AND ENVIRONMENTAL PROCEEDINGS

         Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany's business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of their intellectual property rights by Tiffany, litigation instituted by persons alleged to have been injured upon premises within Registrant's control and litigation with present and former employees. Although litigation with present and former employees is routine and incidental to the conduct of Tiffany's business, as well as for any business employing significant numbers of U.S.-based employees, such litigation can result in large monetary awards when a civil

-Page 20-
jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, Registrant believes that no litigation currently pending to which it or Tiffany is a party or to which its properties are subject will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Registrant are:

NAME                         AGE    POSITION                                                YEAR JOINED TIFFANY
----                         ---    --------                                                -------------------
William R. Chaney            69     Chairman of the Board of Directors                          1980

Michael J. Kowalski          50     President and Chief Executive Officer                       1983

James E. Quinn               50     Vice Chairman                                               1986

Beth O. Canavan              47     Executive Vice President                                    1987

James N. Fernandez           46     Executive Vice President and                                1983
                                    Chief Financial Officer

Victoria Berger-Gross        46     Senior Vice President -- Human Resources                    2001

Patrick B. Dorsey            51     Senior Vice President -- General Counsel                    1985
                                    and Secretary

Linda A. Hanson              41     Senior Vice President -- Merchandising                      1990

Fernanda M. Kellogg          55     Senior Vice President -- Public Relations                   1984

Caroline D. Naggiar          44     Senior Vice President -- Marketing                          1997

John S. Petterson            43     Senior Vice President -- Operations                         1988



William R. Chaney. Mr. Chaney, Chairman of Tiffany since August 1984, joined Tiffany in January 1980 as a member of its Board. From August 1984 through January 31, 1999, he also served as Chief Executive Officer of Registrant. Prior to 1984 he served as an executive officer of Avon Products Inc. Mr. Chaney also serves on the board of directors of the Bank of New York, the Atlantic Mutual Companies and Provident Holdings, Inc. Bank of New York is Tiffany's principal banking relationship

- Page 21 -
serving as Administrative Agent and a lender under the Registrant's revolving credit facility and as trustee of the Tiffany and Company Pension Plan.

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

James E. Quinn. Mr. Quinn joined Tiffany in July 1986 as Vice President of branch sales for the Company's corporate sales operations and has since had various responsibilities for sales management and operations. He was promoted to Executive Vice President on March 19, 1992 and assumed responsibility for retail and corporate sales for the Americas in 1994. In January 1995 he became a member of Registrant's Board of Directors. In January 1998 he was appointed Vice Chairman. He has responsibility for worldwide sales. Mr. Quinn is a member of the board of directors of BNY Hamilton Funds, Inc. and Mutual of America Capital Management. At the request of the Registrant, Mr. Quinn also serves on the board of directors of Little Switzerland, Inc., a specialty retailer of brand name watches, jewelry and giftware in which the Registrant holds a 45% equity interest.

Beth O. Canavan. Ms. Canavan joined Tiffany in May 1987 as Director of New Store Development. She later held the positions of Vice President, Retail Sales Development in 1990, Vice President and General Manager of the New York Store in 1992 and Eastern Regional Vice President in 1994. In 1997, she assumed the position of Senior Vice President for U.S. Retail. In January 2000, she was promoted to Executive Vice President responsible for retail sales activities in the U.S. and Canada, retail store expansion and customer service. In May 2001, Ms. Canavan also assumed responsibility for direct sales and business sales activities in the U.S. and Canada.

James N. Fernandez. Mr. Fernandez joined Tiffany in October 1983 and has held various positions in financial planning and management prior to his appointment as Senior Vice President-Chief Financial Officer in April 1989. In January 1998, he was promoted to Executive Vice President-Chief Financial Officer, at which time his responsibilities were expanded to include distribution in addition to his responsibilities for the accounting, treasury, investor relations, information technology, financial planning and internal audit functions. At the request of the Registrant, Mr. Fernandez serves on the board of directors of Aber Diamond Corporation, a publicly-traded company in which the Registrant holds a 14.7% equity interest. Aber is a 40% participant of the Diavik Diamonds Project in Northwest Canada.

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

Patrick B. Dorsey. Mr. Dorsey joined Tiffany in July 1985 as General Counsel and Secretary. At the request of the Registrant, Mr. Dorsey serves on the board of directors of Little Switzerland, Inc.,



- Page 22 -
a specialty retailer of brand name watches, jewelry and giftware in which the Registrant holds a 45% equity interest.

Linda A. Hanson. Ms. Hanson joined Tiffany in April 1990 as a management associate. She assumed her current responsibilities in July 1997.

Fernanda M. Kellogg. Ms. Kellogg joined Tiffany in October 1984 as Director of Retail Marketing. She assumed her current responsibilities in January 1990.

Caroline D. Naggiar. Ms. Naggiar joined Tiffany in June 1997 as Vice President - Marketing Communications. She assumed her current responsibilities in February 1998. Prior to joining Tiffany, she served as Vice President - Management Representative of McCann-Erickson Advertising from January 1993, where she was responsible for the Tiffany account.

John S. Petterson. Mr. Petterson joined Tiffany in 1988 as a management associate. He was promoted to Senior Vice President - Corporate Sales in May 1995 and in February 2000 his responsibilities were expanded to include Direct Mail and the E-Commerce business. In May 2001, Mr. Petterson assumed the new role of Senior Vice President - Operations, with responsibility for worldwide distribution, customer service and security activities.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Registrant's Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2000 were:

Fiscal 2000                                  High                       Low
-----------                                 ------                     ------
First Fiscal Quarter                        $42.75                     $27.25
Second Fiscal Quarter                       $38.75                     $27.09
Third Fiscal Quarter                        $45.38                     $32.00
Fourth Fiscal Quarter                       $43.56                     $26.75


        In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2001 were:

Fiscal 2001                                  High                       Low
-----------                                 ------                     ------
First Fiscal Quarter                        $37.16                     $25.12
Second Fiscal Quarter                       $38.25                     $31.55
Third Fiscal Quarter                        $36.60                     $19.90
Fourth Fiscal Quarter                       $36.59                     $22.86

        On March 22, 2002, the high and low selling prices quoted on such exchange were $36.40 and $35.75, respectively. On March 22, 2002 there were 3,416 record holders of Registrant's Common Stock.

         It is Registrant's policy to pay a quarterly dividend of $0.04 per share of Common Stock, subject to declaration by Registrant's Board of Directors. In Fiscal 2000, a dividend of $0.03 per share of Common Stock was paid on April 10, 2000. The preceding dividend per share has been adjusted for a two-for-one split of the Common Stock in July 2000. On May 18, 2000, Registrant's Board of Directors declared an increase in the regular quarterly dividend from $0.03 per share to $0.04 per share of Common Stock. Thereafter, dividends of $0.04 per share of Common Stock were paid on July 20, 2000, October 10, 2000 and January 10, 2001. In Fiscal 2001, dividends of $0.04 per share of Common Stock were paid on April 10, 2001, July 10, 2001, October 10, 2001 and January 10, 2002.

        In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Report on Form 10-K, 1,735,408 shares of Registrant's Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2002, page 16.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2002, pages 17-26.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2002, pages 27-48.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from Registrant's Proxy Statement dated April 10, 2002, pages 7-11 and 26-29.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from Registrant's Proxy Statement dated April 10, 2002, pages 12-24.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from Registrant's Proxy Statement dated April 10, 2002, pages 4-7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Registrant's Proxy Statement dated April 10, 2002, pages 17 and 26-29.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)     List of Documents Filed As Part of This Report:

1.  Financial Statements:

Data incorporated by reference from
the 2001 Annual Report to Stockholders
of Tiffany & Co. and Subsidiaries:

Report of Independent Accountants
(following this Form 10-K)

Consolidated Balance Sheets
as of January 31, 2002 and 2001

Consolidated Statements of Earnings
for the years ended January 31, 2002, 2001, and 2000

Consolidated Statements of Stockholders' Equity and Comprehensive Earnings for the years ended January 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows



- Page 25 -
for the years ended January 31, 2002, 2001 and 2000

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

Exhibit       Description
-------       -----------

3.1 Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant's Report on Form 8-K dated May 16, 1996.

3.1a          Amendment to Certificate of Incorporation of Registrant.
              Incorporated by reference from Exhibit 3.1 to Registrant's Report on Form 8-K dated May 20, 1999.

3.1b Amendment to Certificate of Incorporation of Registrant dated May 18, 2000. Incorporated by reference from Exhibit 3.1b to Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2001.

3.2           By-Laws of Registrant (as last amended July 19, 2001).

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

10.101 Form of Note Purchase Agreement, including the form of 7.52% Senior Notes due 2003 issued thereunder at par by Registrant on January 31, 1993 for an aggregate principal amount of $51,500,000. Incorporated by reference from Exhibit 10.101 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1993.

10.120 Watch Supplier Agreement as of October 30, 1995 by and among Tiffany and Tiffany & Co. Watch Center S.A. and TWF SA. Incorporated by reference from Exhibit 10.120 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1996.

10.122 Agreement dated as of April 3, 1996 among American Family Life Assurance Company of Columbus, Japan Branch, Tiffany & Co. Japan, Inc., Japan Branch, and Registrant, as Guarantor, for yen 5,000,000,000 Loan Due 2011. Incorporated by reference from
              Exhibit 10.122 filed with Registrant's Report on Form 10-Q for the Fiscal quarter ended April 30, 1996.

10.122a Amendment No. 1 to the Agreement referred to in Exhibit 10.122 above, dated November 18, 1998. Incorporated by reference from
              Exhibit 10.122a filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.


10.123 Agreement made effective as of February 1, 1997 by and between Tiffany and Elsa Peretti. Incorporated by reference from Exhibit
              10.123 to Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1997.

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

10.129 Agreement made the 1st day of August 2001 by and between Tiffany & Co. Japan Inc. and Mitsukoshi Limited. Incorporated by reference from Exhibit 10.128 filed with Registrant's Report on Form 8-K dated August 1, 2001.

10.130 Credit Agreement dated as of November 5, 2001, by and among Registrant, Tiffany and Company, Tiffany & Co. International, each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York, as the Swing Line Lender, as the Issuing Bank, as a Lender, and as Administrative Agent, ABN AMRO Bank N.V., The Chase Manhattan Bank, The Dai-ichi Kangyo Bank Ltd., Firstar Bank, NA, and Fleet National Bank, Fleet Precious Metals Inc. (collectively, as a Lender). Incorporated by reference from Exhibit 10.130 filed with Registrant's Report on Form 10-Q for the Fiscal quarter ended October 31, 2001.

10.131 Guaranty Agreement dated as of November 5, 2001, with respect to the Credit Agreement (see Exhibit 10.129 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International, and Tiffany & Co. Japan Inc. and The Bank of New York, as Administrative Agent. Incorporated by reference from Exhibit
              10.131 filed with Registrant's Report on Form 10-Q for the Fiscal quarter ended October 31, 2001.

13.1 Annual Report to Stockholders for Fiscal Year Ended January 31, 2002 (pages 16-48 of such Annual Report have been filed in electronic format).

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

10.60 Registrant's 1988 Director Stock Option Plan and form of Stock Option agreement, as last amended on November 21, 1996. Incorporated by reference from Exhibit 10.60 to Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1997.

10.105 Group Long Term Disability Insurance Policy issued by The Mutual Benefit Life Insurance Company. Policy Number: G53,152. Incorporated by reference from Exhibit 10.105 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1993.

10.106 Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as amended effective October 1, 1998. Incorporated by


- Page 29 -
              reference from Exhibit 10.106 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.108 Registrant's Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit
              10.108 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.109 Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1993.

10.113 Tiffany and Company Pension Plan, as last amended effective December 21, 1998. Incorporated by reference from Exhibit 10.113 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.114        1994 Tiffany and Company Supplemental Retirement Income Plan.
              Incorporated by reference from Exhibit 10.114 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1994.

10.115 1994 Form of Split Dollar Life Insurance Agreement entered into by Tiffany and Company and certain Executive Officers including form of Assignment of Life Insurance Policy as Collateral and Rider No. 1 to 1994 Form of Split Dollar Life Insurance Agreement entered into by Tiffany and Company and certain Executive Officers. Incorporated by reference from Exhibit 10.115 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1995.

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

10.127a Retention Agreements dated March 13, 2001 between and among Registrant and Tiffany and, respectively, each of the following executive officers: Beth O. Canavan, Linda A. Hanson, Fernanda M. Kellogg, Caroline D. Naggiar, John S. Petterson and Victoria Berger-Gross and Appendices I to III to each of those Agreements. Incorporated by reference from Exhibit 10.127a to Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2001.



REGISTRANT WILL FURNISH COPIES OF ANY OF THE FOREGOING EXHIBITS TO ANY REGISTERED HOLDER OF THE REGISTRANT'S COMMON STOCK UPON PAYMENT OF A FEE OF $.15 PER PAGE FURNISHED, WHICH FEE REPRESENTS REGISTRANT'S EXPENSES IN FURNISHING SUCH EXHIBIT.


- Page 31 -

(b)           Reports on Form 8-K.

              On November 14, 2001, Registrant filed a Report on Form 8-K reporting sales and earnings for the three-month period ended October 31, 2001.

              On January 8, 2002, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing preliminary unaudited sales figures for the two-month period ended December 31, 2001.

              On February 28, 2002, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing its sales and earnings for the three-month period and Fiscal Year ended January 31, 2002.

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TIFFANY & CO.
                                          (Registrant)




Date: April 10, 2002               By:    /s/ Michael J. Kowalski
                                          -------------------------------------
                                          Michael J. Kowalski
                                          President and Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ William R. Chaney           By: /s/ Michael J. Kowalski
    ------------------------------      ---------------------------------------
    William R. Chaney                   Michael J. Kowalski
    Chairman of the Board               President and Chief Executive Officer
    (director)                          (principal executive officer) (director)


By: /s/ James N. Fernandez          By: /s/ Warren S. Feld
    ------------------------------      ---------------------------------------
    James N. Fernandez                  Warren S. Feld
    Executive Vice President            Vice President
    (principal financial officer)       (principal accounting officer)


By: /s/ Rose Marie Bravo            By: /s/ James E. Quinn
    ------------------------------      ---------------------------------------
    Rose Marie Bravo                    James E. Quinn
    Director                            Vice Chairman (director)


By: /s/ Samuel L. Hayes, III        By: /s/ William A. Shutzer
    ------------------------------      ---------------------------------------
    Samuel L. Hayes, III                William A. Shutzer
    Director                            Director


By: /s/ Charles K. Marquis          By: /s/ Abby F. Kohnstamm
    ------------------------------      ---------------------------------------
    Charles K. Marquis                  Abby F. Kohnstamm
    Director                            Director



April 10, 2002




                                                      PRICEWATERHOUSECOOPERS LLP


                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------

To the Board of Directors & Shareholders of Tiffany & Co.

Our audits of the consolidated financial statements referred to in our report dated February 27, 2002 appearing in the fiscal 2001 Annual Report to Shareholders of Tiffany & Co. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP

New York, New York
February 27, 2002


                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

         Column A                        Column B                 Column C                 Column D           Column E
         ---------                       --------                 --------                 --------           --------
                                                                  Additions
                                                         ----------------------------
                                         Balance at      Charged to
                                         beginning       costs and       Charged to                         Balance at end
        Description                      of period       expenses      other accounts       Deductions         of period
        -----------                      ---------       ---------     --------------       ----------         ---------
Year Ended
   January 31, 2002:

Reserves deducted from
   assets:

Accounts receivable allowances:

   Doubtful accounts                    $ 3,890,470     $ 1,694,924               --      $ 2,789,994(a)       $ 2,795,400

   Sales returns                          4,082,816              --               --               --            4,082,816

Allowance for inventory
   liquidation and
   obsolescence                          18,394,815      10,084,907               --        9,646,558(b)        18,833,164

Allowance for inventory
   shrinkage                              3,013,949       3,797,454               --        3,292,558(c)         3,518,845

LIFO reserve                             15,942,286       3,028,295               --               --           18,970,581

-------------------

     (a)  Uncollectible accounts written off.
     (b)  Liquidation of inventory previously written down to market.
     (c)  Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

         Column A                        Column B                 Column C                 Column D           Column E
         --------                        --------                 --------                 --------           --------
                                                                  Additions
                                                         ----------------------------
                                         Balance at      Charged to
                                         beginning       costs and       Charged to                         Balance at end
        Description                      of period       expenses      other accounts       Deductions         of period
        -----------                      ---------        --------     --------------       ----------         ---------

Year Ended
   January 31, 2001:

Reserves deducted from
   assets:

Accounts receivable allowances:

   Doubtful accounts                    $ 5,137,719     $ 1,210,547           --          $ 2,457,796(a)       $ 3,890,470

   Sales returns                          4,578,657              --           --              495,841            4,082,816

Allowance for inventory
   liquidation and
   obsolescence                          14,160,281      17,665,831           --           13,431,297(b)        18,394,815

Allowance for inventory
   shrinkage                              2,625,788       3,052,347           --            2,664,186(c)         3,013,949

LIFO reserve                             13,492,173       2,450,113           --                   --           15,942,286

-------------------

     (a)  Uncollectible accounts written off.
     (b)  Liquidation of inventory previously written down to market.
     (c)  Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

         Column A                        Column B                 Column C                 Column D           Column E
         --------                        --------                 --------                 --------           --------
                                                                  Additions
                                                         ----------------------------
                                         Balance at      Charged to
                                         beginning       costs and       Charged to                         Balance at end
        Description                      of period       expenses      other accounts       Deductions         of period
        -----------                      ---------        --------     --------------       ----------         ---------
Year Ended
   January 31, 2000:

Reserves deducted from
   assets:

Accounts receivable allowances:

   Doubtful accounts                    $ 4,680,955     $ 2,173,026           --          $ 1,716,262(a)       $ 5,137,719

   Sales returns                          3,425,457       1,153,200           --                   --            4,578,657

Allowance for inventory
   liquidation and
   obsolescence                          15,654,894       4,274,113           --            5,768,726(b)        14,160,281

Allowance for inventory
   shrinkage                              1,788,742       3,921,920           --            3,084,874(c)         2,625,788

LIFO reserve                             15,870,000              --           --            2,377,827           13,492,173

-------------------

     (a)  Uncollectible accounts written off.
     (b)  Liquidation of inventory previously written down to market.
     (c)  Physical inventory losses.

                                 EXHIBIT INDEX

SEE PAGES 27 THROUGH 30 FOR A COMPLETE LIST OF EXHIBITS FILED, INCLUDING EXHIBITS INCORPORATED BY REFERENCE FROM PREVIOUSLY FILED DOCUMENTS.

EXHIBIT       DESCRIPTION
-------       -----------

3.2           By-Laws of Registrant (as last amended July 19, 2001).

13.1 Annual Report to Stockholders for Fiscal Year Ended January 31, 2002 (pages 16-48 of such Annual Report have been filed in electronic format).

21.1          Subsidiaries of Registrant.

23.1          Consent of PricewaterhouseCoopers LLP, independent accountants.



- Page  -