Form 10-Q
period 2002-04-30
TIFFANY & CO
filed 2002-06-10
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                    FORM 10-Q
                                ________________

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended April 30, 2002.

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 145,695,181 shares outstanding at the close of business on April 30, 2002.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2002





PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets - April 30, 2002,
                       January 31, 2002 and
                       April 30, 2001 (Unaudited)                            3

                  Consolidated Statements of Earnings - for the
                       three months ended April 30, 2002
                       and 2001 (Unaudited)                                  4

                  Consolidated Statements of Cash Flows - for
                       the three months ended April 30, 2002
                       and 2001 (Unaudited)                                  5

                  Notes to Consolidated Financial Statements
                       (Unaudited)                                        6-11


Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     12-18



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                          19

                  (a)  Exhibits

                  (b)  Reports on Form 8-K

PART I.  Financial Information
Item 1.  Financial Statements


                                            TIFFANY & CO. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
                                       (in thousands, except per share amounts)



                                                                          April 30,      January 31,         April 30,
                                                                            2002             2002              2001
                                                                       -------------    -------------     -------------

ASSETS
Current assets:
Cash and cash equivalents                                            $      145,265   $      173,675    $      124,695
Accounts receivable, less allowances
    of $6,935, $6,878 and $7,619                                            100,982           98,527            94,011
Inventories, net                                                            653,082          611,653           665,893
Deferred income taxes                                                        45,796           41,170            33,383
Prepaid expenses and other current assets                                    33,841           29,389            36,715
                                                                     ---------------  ---------------   ---------------

Total current assets                                                        978,966          954,414           954,697

Property and equipment, net                                                 540,384          525,585           444,489
Deferred income taxes                                                         5,452            4,560             4,917
Other assets, net                                                           145,659          145,309           138,187
                                                                     ---------------  ---------------   ---------------

                                                                     $    1,670,461   $    1,629,868    $    1,542,290
                                                                     ===============  ===============   ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                $       41,975   $       40,402    $       33,933
Current portion of long-term debt                                            51,500           51,500                 -
Obligation under capital lease                                                    -                -            41,581
Accounts payable and accrued liabilities                                    171,906          161,782           162,942
Income taxes payable                                                         27,743           48,997            21,794
Merchandise and other customer credits                                       38,184           38,755            36,135
                                                                     ---------------  ---------------   ---------------

Total current liabilities                                                   331,308          341,436           296,385

Long-term debt                                                              181,995          179,065           236,141
Postretirement/employment benefit obligations                                31,333           29,999            27,030
Other long-term liabilities                                                  43,337           42,423            37,596

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 240,000 shares,
    issued and outstanding 145,719, 145,001 and 145,883                       1,457            1,450             1,459
Additional paid-in capital                                                  344,828          330,743           323,077
Retained earnings                                                           770,433          743,543           649,597
Accumulated other comprehensive(loss) gain:
  Foreign currency translation adjustments                                  (36,879)         (45,306)          (35,533)
  Cash flow hedging instruments                                               2,649            6,515             6,538
                                                                     ---------------  ---------------   ---------------

Total stockholders' equity                                                1,082,488        1,036,945           945,138
                                                                     ---------------  ---------------   ---------------

                                                                     $    1,670,461   $    1,629,868    $    1,542,290
                                                                     ===============  ===============   ===============

See notes to consolidated financial statements

                                            TIFFANY & CO. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF EARNINGS
                                                     (Unaudited)
                                        (in thousands, except per share amounts)



                                                                       Three Months Ended
                                                                            April 30,
                                                              -----------------------------------
                                                                       2002                 2001
                                                              --------------      ---------------
Net sales                                                     $     347,129        $     336,401

Cost of sales                                                       140,714              146,261
                                                              --------------      ---------------

Gross profit                                                        206,415              190,140

Selling, general and administrative expenses                        147,849              140,919
                                                              --------------      ---------------

Earnings from operations                                             58,566               49,221

Other expense (income), net                                           4,052               (2,047)
                                                              --------------      ---------------

Earnings before income taxes                                         54,514               51,268

Provision for income taxes                                           21,805               20,506
                                                              --------------      ---------------

Net earnings                                                  $      32,709        $      30,762
                                                              ==============      ===============


Net earnings per share:

     Basic                                                    $        0.22        $        0.21
                                                              ==============      ===============
     Diluted                                                  $        0.22        $        0.20
                                                              ==============      ===============

Weighted average number of common shares:

     Basic                                                          145,434              145,915
     Diluted                                                        150,181              151,304




See notes to consolidated financial statements.

                                              TIFFANY & CO. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                      (in thousands)


                                                                                 Three Months Ended
                                                                                      April 30,
                                                                    ------------------------------------------
                                                                                 2002                    2001
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                    $          32,709       $          30,762
    Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                            18,014                  15,357
      Loss (gain) on equity investments                                           384                  (5,195)
      Provision for uncollectible accounts                                        368                     246
      Provision for inventories                                                 2,475                   1,976
      Tax benefit from exercise of stock options                                6,915                     665
      Deferred income taxes                                                    (3,203)                 (7,771)
      Loss on disposal of fixed assets                                             33                      27
      Provision for postretirement/employment benefits                          1,333                     896
    Changes in assets and liabilities:
      Accounts receivable                                                         755                  12,484
      Inventories                                                             (34,426)                (27,976)
      Prepaid expenses and other current assets                               (10,130)                 (5,756)
      Other assets, net                                                          (462)                   (524)
      Accounts payable                                                          5,647                 (12,430)
      Accrued liabilities                                                       2,935                 (10,401)
      Income taxes payable                                                    (21,960)                (19,816)
      Merchandise and other customer credits                                     (607)                    112
      Other long-term liabilities                                               1,279                     510
                                                                    ------------------     -------------------

    Net cash provided by (used in) operating activities                         2,059                 (26,834)
                                                                    ------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      (32,133)                (38,273)
    Proceeds from lease incentives                                              2,570                   1,000
                                                                    ------------------     -------------------

    Net cash used in investing activities                                     (29,563)                (37,273)
                                                                    ------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayment of) proceeds from short-term borrowings, net                        (6)                  6,537
    Repurchase of Common Stock                                                     -                   (5,700)
    Proceeds from exercise of stock options                                     2,850                   1,120
    Cash dividends on Common Stock                                             (5,819)                 (5,843)
                                                                    ------------------     -------------------

    Net cash used in financing activities                                      (2,975)                 (3,886)
                                                                    ------------------     -------------------

    Effect of exchange rate changes on
      cash and cash equivalents                                                 2,069                  (2,925)
                                                                    ------------------     -------------------
    Net decrease in cash and cash equivalents                                 (28,410)                (70,918)
    Cash and cash equivalents at beginning of year                            173,675                 195,613
                                                                    ------------------     -------------------

    Cash and cash equivalents at end of three months                $         145,265       $         124,695
                                                                    ==================     ===================

See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONSOLIDATED FINANCIAL STATEMENTS
          ---------------------------------

          The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO(last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of April 30, 2002 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 2002 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          Certain reclassifications were made to prior years' note disclosures to conform to the current year's presentation.

          Since the Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year, the results of its operations for the three months ended April 30, 2002 and 2001 are not necessarily indicative of the results of the entire fiscal year.


2.        SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------

          Cash paid during the year for:
                                                           April 30,              April 30,
          (in thousands)                                     2002                   2001
          --------------                                ----------------      ----------------
          Interest                                          $ 1,767                $ 1,768
                                                        ================      ================
          Income taxes                                      $38,947                $44,882
                                                        ================      ================

          Supplemental Noncash Investing
           and Financing Activities:

          (in thousands)
          --------------
          Issuance of Common Stock for the
           Employee Profit Sharing and
           Retirement Savings Plan                          $ 1,000                $ 2,800
                                                        ================      ================





3.        INVENTORIES
          -----------
                                  April 30,             January 31,            April 30,
          (in thousands)               2002                    2002                 2001
         --------------       -------------------  --------------------  ---------------------
          Finished goods           $539,423               $528,671              $546,024
          Raw materials              86,755                 67,779                66,188
          Work-in-process            30,716                 18,722                57,776
                              -------------------  --------------------  ---------------------
                                    656,894                615,172               669,988
          Reserves                   (3,812)                (3,519)               (4,095)
                              -------------------  --------------------  ---------------------
                                   $653,082               $611,653              $665,893
                              ===================  ====================  =====================

          LIFO-based inventories at April 30, 2002, January 31, 2002 and April 30, 2001 were $514,523,000, $481,716,000 and $545,007,000, with the current cost exceeding the LIFO inventory value by approximately $19,471,000, $18,971,000 and $18,205,000 at the end of each period.
          The LIFO valuation method had no effect on net earnings per diluted share for the three month period ended April 30, 2002 and had the effect of decreasing net earnings per diluted share by $0.01 in the three month period ended April 30, 2001.

4.        NEW ACCOUNTING STANDARDS
          ------------------------

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain other intangible assets no longer be amortized to earnings. In addition, the Company will be required to review goodwill and certain other intangible assets annually for potential impairment. With respect to goodwill amortization, the Company adopted SFAS No. 142 effective February 1, 2002. The result of the application of the non-amortization provisions of SFAS No. 142 for goodwill was not significant for the three months ended April 30, 2002. At April 30, 2002, the Company had goodwill of $10,520,000. During the second quarter of 2002, the Company will complete its test for goodwill impairment and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change effective February 1, 2002. The Company does not expect the results of the impairment test to have a significant impact on the Company's financial position, earnings or cash flows.

          In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and financial reporting for legal obligations and costs associated with the retirement of tangible long-lived assets. The provisions of SFAS No. 143 will be effective for the Company's financial statements for the fiscal year beginning February 1, 2003. The Company does not expect the adoption of this standard to have a significant impact on its financial position, earnings or cash flows.

          In October  2001,  the FASB issued SFAS No. 144,  "Accounting  for the
          Impairment or Disposal of Long-Lived Assets," which addresses the accounting for impairment or disposal of long-lived assets and discontinued operations. On February 1, 2002, the Company adopted this standard and its application had no significant impact on its financial position, earnings or cash flows.

5.        FINANCIAL HEDGING INSTRUMENTS
          -----------------------------

          Effective February 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of SFAS No. 133 resulted in the Company recording transition adjustments in the first quarter of 2001 to recognize its derivative instruments at fair market value. The cumulative effect of these transition adjustments was recorded to cost of sales and amounted to $1,653,000, which reduced net earnings by $975,000, net of income taxes, and an increase to accumulated comprehensive earnings of $3,773,000, net of income taxes of $2,622,000.

          Hedging activity affected accumulated other comprehensive (loss) gain, net of income taxes as follows:

                                                               Three Months Ended
                                                                    April 30,
                                                       -----------------------------------
          (in thousands)                                    2002                 2001
          --------------                               ----------------    ---------------
          Balance at beginning of period                  $6,515               $    -
          Impact of adoption                                   -                3,773
          Derivative gains transferred to
          earnings                                        (1,890)                (449)
          Change in fair value                            (1,976)               3,214
                                                       ----------------    ---------------
                                                          $2,649               $6,538
                                                       ================    ===============


          The Company expects $3,432,000 of derivative gains included in accumulated other comprehensive income to be reclassified into earnings within the next twelve months. This amount may vary due to fluctuations in the yen exchange rate.

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

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                       Three Months Ended
                                                            April 30,
                                                --------------------------------
          (in thousands)                              2002               2001
           --------------                       -------------      -------------
           Net earnings for basic

            and diluted EPS                        $32,709            $30,762
                                                =============      =============

           Weighted average shares
            for basic EPS                          145,434            145,915

           Incremental shares from
            assumed exercise of
            stock options                            4,747              5,389
                                                -------------      -------------

           Weighted average shares
            for diluted EPS                        150,181            151,304
                                                =============      =============

          At April 30, 2002 and 2001,  there were 1,717,000 and 3,191,000  stock options excluded from the computations of earnings per diluted share due to their antidilutive effect.


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

          The components of comprehensive earnings were:


                                                          Three Months Ended
                                                               April 30,
                                                    --------------------------------
          (in thousands)                                 2002              2001
          --------------                            --------------    --------------
           Net earnings                               $32,709           $30,762
           Other comprehensive
            gain (loss):
           Cash flow hedging instruments
            (net of taxes of $2,081 and $4,544)        (3,866)            6,538
           Foreign currency
            translation adjustments                     8,427           (10,687)
                                                    --------------    --------------
           Comprehensive earnings                     $37,270           $26,613
                                                    ==============    ==============

          Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

8.        SEGMENT INFORMATION
          -------------------

          The Company operates its business in three reportable segments: U.S. Retail, International Retail and Direct Marketing (see Management's Discussion and Analysis of Financial Condition and Results of Operations for an overview of the Company's business). The Company's reportable segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. In deciding how to allocate resources and assess performance, the Company's Executive Officers regularly evaluate the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of intersegment sales and transfers.


          Certain information relating to the Company's reportable operating segments is set forth below:


                                                          Three Months Ended
                                                              April 30,
                                               ---------------------------------------
          (in thousands)                               2002                   2001
          -----------------------              ----------------       ----------------
          Net sales:
               U.S. Retail                     $       165,670        $       159,012
               International Retail                    147,638                146,423
               Direct Marketing                         33,821                 30,966
                                               ----------------       ----------------
                                               $       347,129        $       336,401
                                               ================       ================

          Earnings from operations*:
               U.S. Retail                     $        34,661        $        34,564
               International Retail                     47,073                 38,487
               Direct Marketing                          4,934                  2,159
                                               ----------------       ----------------
                                               $        86,668        $        75,210
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

          The following table sets forth a reconciliation of the reportable segments' earnings from operations to the Company's consolidated earnings before income taxes:


                                                         Three Months Ended
                                                              April 30,
                                              ----------------------------------------
          (in thousands)                               2002                  2001
          ---------------------               -----------------       ----------------
          Earnings from operations
           for reportable segments              $    86,668           $    75,210
          Unallocated corporate expenses             28,102                25,989
          Other expense (income), net                 4,052                (2,047)
                                              -----------------       ----------------
          Earnings before income taxes          $    54,514           $    51,268
                                              =================       ================

9.        SUBSEQUENT EVENTS
          -----------------

          On May 16, 2002, the Company's Board of Directors declared a quarterly dividend of $0.04 per common share. This dividend will be paid on July 10, 2002 to stockholders of record on June 20, 2002.

PART I.  Financial Information
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------
Overview
--------
The Company operates three channels of distribution. U.S. Retail includes retail sales in Company-operated stores in the U.S. International Retail primarily includes retail sales in Company-operated stores and boutiques in markets outside the U.S., as well as a limited amount of business-to-business sales, Internet sales and wholesale sales to independent retailers and distributors in certain of those markets. Direct Marketing includes business-to-business, catalog and Internet sales in the U.S.

All references to years relate to the fiscal year that ends on January 31 of the following calendar year.

In the three months (first quarter) ended April 30, 2002, net sales rose 3% to $347,129,000. The Company's reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar. Most significantly, the Japanese yen in the first quarter was weaker than in 2001. Therefore, on a constant-exchange-rate basis, net sales increased 6% and worldwide comparable store sales increased 1%. Net earnings increased 6% to $32,709,000 in the first quarter.


The following table highlights certain operating data as a percentage of net sales:

                                                Three Months
                                               Ended April 30,
                                            --------------------
                                               2002       2001
                                            --------------------
Net sales                                     100.0%     100.0%
Cost of sales                                  40.5       43.5
                                            --------------------
Gross profit                                   59.5       56.5
Selling, general
  and administrative expenses                  42.6       41.9
                                            --------------------
Earnings from operations                       16.9       14.6
Other expenses, net                             1.2       (0.6)
                                            --------------------
Earnings before income taxes                   15.7       15.2
Provision for income taxes                      6.3        6.1
                                            --------------------
Net earnings                                    9.4%       9.1%
                                            --------------------


Net Sales
---------
Net sales by channel of distribution were as follows:

                                              Three Months
                                             Ended April 30,
                                          --------------------
(in thousands)                                2002      2001
---------------                           --------------------
U.S. Retail                               $165,670  $159,012
International Retail                       147,638   146,423
Direct Marketing                            33,821    30,966
                                          --------------------
                                          $347,129  $336,401

U.S. Retail sales rose 4% in the first quarter. Comparable store sales increased 2%. Sales in the flagship New York store declined 1% in the first quarter, while comparable branch store sales rose 2%. There were an increased number of retail transactions, but management believes that smaller average transaction sizes resulted from challenging economic and retail conditions. In addition, sales to foreign tourists were below the prior year.

International Retail sales rose 1% in the first quarter (8% on a constant-exchange-rate basis). In Japan, total retail sales in local currency rose 7% in the first quarter due to an increased average price per unit sold partly offset by a decline in unit volume; comparable store sales in local currency declined 1%. In non-U.S. markets outside of Japan, comparable store sales in the first quarter on a constant-exchange-rate basis increased 5% in the Asia-Pacific region and declined 5% in Europe.

In the first quarter, the Company opened two department-store boutiques in Japan. The expansion plan for 2002 includes: in the U.S., new stores in Bellevue, Washington (opened in May 2002), East Hampton, New York, Orlando, Florida, St. Louis, Missouri and Honolulu, Hawaii (but will close two small hotel-boutiques); internationally, opening locations in both Korea and Taiwan. In total, worldwide retail gross square footage is expected to increase at least 5% in 2002.

In 2001, the Company signed new distribution agreements with Mitsukoshi Ltd. of Japan ("Mitsukoshi"), whereby TIFFANY & CO. boutiques will continue to operate within Mitsukoshi's stores in Japan until at least January 31, 2007. Prior agreements expired in 2001. The new agreements largely continue the principles on which Mitsukoshi and Tiffany have been cooperating since 1993, when the relationship was last renegotiated. The main agreement, which will expire on January 31, 2007, covers the continued operation of 24 TIFFANY & CO. boutiques. A separate set of agreements covers the operation of a freestanding TIFFANY & CO. store on Tokyo's Ginza. Under the new agreements, the Company is not restricted from further expansion of its Tokyo operations. Under the main agreement, the Company pays to Mitsukoshi a reduced percentage fee based on certain sales. There will be a greater reduction in fees paid to Mitsukoshi in 2003 and beyond, as the Company employs increasing numbers of its own personnel in the boutiques.

Direct Marketing sales increased 9% in the first quarter. Business Sales division sales declined 11% due to a decline in the average size per order. Combined catalog/Internet sales increased 37% due to strong growth in Internet sales that primarily resulted from a higher number of orders.

Gross Profit
------------
Gross profit as a percentage of net sales ("gross margin") in the first quarter was higher than the prior year. Management attributes the increase primarily to a shift in sales mix toward lower-priced items that carry a higher gross margin, as well as improved efficiencies in product manufacturing and sourcing and selective price increases.

The Company's hedging program uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations, and the Company adjusts its retail prices in Japan from time to time to address longer-term changes in the yen/dollar relationship and local competitive pricing. Management's ongoing strategy and objectives include achieving further product manufacturing/sourcing efficiencies, leveraging its fixed costs and implementing selective price adjustments in order to maintain the Company's gross margin at, or above, prior year levels. For the remainder of the year, management expects a quarterly year-over-year increase in gross margin, but to a lesser extent than in the first quarter.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------
SG&A increased 5% in the first quarter. Incremental depreciation and staffing expenses related to the Company's overall worldwide expansion were partly offset by lower sales-related variable expenses. In addition, the rate of SG&A growth was moderated by the translation effect resulting from a weaker yen. As a percentage of net sales, SG&A rose in the first quarter, but management's longer-term objective is to reduce this ratio by leveraging anticipated improved rates of sales growth against the Company's fixed-expense base.

Other Expense (Income), Net
---------------------------
Other expense (income), net in the first quarter was higher than the prior year partly due to lower interest income on cash and cash equivalents. Other expense (income), net in the first quarter of 2001 included a pretax gain of $5,257,000, based on the Company's equity interest in Aber Diamond Corporation ("Aber"), a publicly-traded company headquartered in Canada, which sold its interest in the Snap Lake Project to De Beers Canada Mining, Inc. in February 2001.

Provision for Income Taxes
--------------------------
The Company's effective tax rate was 40.0% in the first quarter of both 2002 and 2001.

New Accounting Standards
------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain other intangible assets no longer be amortized to earnings. In addition, the Company will be required to review goodwill and certain other intangible assets annually for potential impairment. With respect to goodwill amortization, the Company adopted SFAS No. 142 effective February 1, 2002. The result of the application of the non-amortization provisions of SFAS No. 142 for goodwill was not significant for the three months ended April 30, 2002. At April 30, 2002, the Company had goodwill of $10,520,000. During the second quarter of 2002, the Company will complete its test for goodwill impairment and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change effective February 1, 2002. The Company does not expect the results of the impairment test to have a significant impact on the Company's financial position, earnings or cash flows.

In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and financial reporting for legal obligations and costs associated with the retirement of tangible long-lived assets. The provisions of SFAS No. 143 will be effective for the Company's financial statements for the fiscal year beginning February 1, 2003. The Company does not expect the adoption of this standard to have a significant impact on its financial position, earnings or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting for impairment or disposal of long-lived assets and discontinued operations. On February 1, 2002, the Company adopted this standard and its application had no significant impact on its financial position, earnings or cash flows.

FINANCIAL CONDITION
-------------------
Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs, which have increased due to the Company's expansion.

The Company achieved a net cash inflow from operating activities of $2,059,000 in the three months ended April 30, 2002 compared with an outflow of $26,834,000 in the prior year. The improvement in cash flow was primarily due to a decreased use of working capital.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $647,658,000 and 3.0:1 at April 30, 2002 compared with $612,978,000 and 2.8:1 at January 31, 2002 and $658,312,000 and 3.2:1 at April 30, 2001.

Accounts receivable at April 30, 2002 were 2% above January 31, 2002 and 7% above April 30, 2001, primarily due to increased sales.

Inventories at April 30, 2002 were 7% above January 31, 2002. Higher finished goods were needed to support new stores and expanded product offerings, while higher raw material and work-in-process inventories support the Company's strategy to further expand its internal manufacturing activities. Inventories were 2% below April 30, 2001. Management expects that inventory levels in 2002 will increase to support anticipated sales growth, new stores and product introductions that include a new collection of watches.

The Company's ongoing inventory objectives are: to refine worldwide replenishment systems; to focus on the specialized disciplines of product development, category management and sales demand forecasting; to improve presentation and management of inventories in each store; and to improve warehouse management and supply-chain logistics.

Capital expenditures of $32,133,000 in the three months ended April 30, 2002 were below $38,273,000 in the prior year primarily due to differences in the timing of projects. Expenditures for 2002 are expected to be in a range of $175,000,000-$200,000,000, which approximates 2001. Capital expenditures in 2002 will support the opening, renovation and expansion of stores and distribution facilities, as well as ongoing investments in new systems. In 2001, the Company commenced construction of a 266,000 square foot customer fulfillment/distribution center ("CFC") in Hanover Township, New Jersey that will fulfill shipments to retail, catalog, Internet and business sales customers. Upon completion of the CFC, the Company's existing customer service/distribution center ("CSC") in Parsippany, New Jersey will be used primarily to replenish store inventories. The CFC is scheduled to open in late-2003 and the Company estimates that the overall cost of that project will be approximately $98,500,000, of which $31,910,000 has been incurred to date. In 2000, the Company began a four-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. The new second floor opened in November 2001 and provides an expanded presentation of engagement and other jewelry. In addition, in conjunction with the New York store project, the Company relocated its after-sales service functions to a new location and relocated several of its administrative functions. The Company has spent approximately $41,467,000 to date for the New York store and related projects. Based on current plans, the Company estimates that the overall cost of these projects will be approximately $85,000,000.


In 2001, the Company made an equity investment in Little Switzerland Inc., a publicly-traded company headquartered in the U.S. Virgin Islands, by purchasing 7,410,000 newly-issued unregistered shares of common stock, which represented approximately 45% of Little Switzerland's shares, at a cost of $9,546,000. The Company also provided a loan of $2,500,000.

In 1999, the Company made a strategic investment in Aber by purchasing 8 million unregistered shares of its common stock, which represents approximately 14.7% of Aber's outstanding shares, at a cost of $70,636,000. Aber holds a 40% interest in the Diavik Diamonds Project in Canada's Northwest Territories, an operation being developed to mine gem-quality diamonds. Production is expected to commence in the first half of 2003. In addition, the Company has formed a joint venture and has entered into a diamond purchase agreement with Aber. It is expected that this commercial relationship will enable the Company to secure a considerable portion of its future diamond needs.

In September 2000, the Board of Directors extended the Company's original stock repurchase program until November 2003. The program was initially authorized in November 1997 for the repurchase of up to $100,000,000 of the Company's Common Stock in the open market over a three-year period. That authorization was superseded in September 2000 by a further authorization of repurchases of up to $100,000,000 of the Company's Common Stock in the open market. The timing and actual number of shares repurchased depend on a variety of factors such as price and other market conditions. The Company did not repurchase any shares of Common Stock in the three months ended April 30, 2002. At April 30, 2002, $58,622,000 remains available for future share repurchases.

The Company's $51,500,000 of 7.52% Senior Notes are due January 31, 2003. In order to provide funds for the redemption of these Senior Notes, as well as for general corporate purposes, the Company is currently working toward a placement of $100,000,000 of Senior Notes to private investors. The notes would be due 2009 and 2012 with seven-year and 10-year lump sum repayments upon maturities.

Management anticipates that internally-generated cash flows, funds available under a multicurrency revolving credit facility ("Credit Facility") and the completion of the Senior Notes offering will be sufficient to support the Company's planned worldwide business expansion and seasonal working capital increases that are typically required during the third and fourth quarters of the year.

The Company's sources of working capital are internally-generated cash flows and borrowings available under the Credit Facility. In November 2001, the Credit Facility was amended to increase the amount from $160,000,000 to $200,000,000 and the number of banks from five to six. The Credit Facility entitles the Company to borrow $38,750,000 on a pro-rata basis from each of three banks, $25,000,000 from one bank, $15,000,000 from another bank and $43,750,000 from an agent bank. All borrowings are at interest rates based on a prime rate or a reserve-adjusted LIBOR and are affected by local borrowing conditions. The Credit Facility expires in November 2006.

Net-debt (short-term borrowings plus the current portion of long-term debt plus long-term debt less cash and cash equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $130,205,000 and 11% at April 30, 2002, compared with $97,292,000 and 9% at
January 31, 2002 and $145,379,000 and 13% at April 30, 2001.

The Company's contractual cash obligations and commercial commitments at April 30, 2002 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2002.

Market Risk
-----------
The Company is exposed to market risk from fluctuations in foreign currency exchange rates and interest rates, which could affect its consolidated financial position, results of operations and cash flows. The Company manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading or speculative purposes, and does not maintain such instruments that may expose the Company to significant market risk.

The Company uses foreign currency-purchased put options, primarily yen, and, to a lesser extent, foreign-exchange forward contracts to minimize the impact of a significant strengthening of the U.S. dollar on foreign currency-denominated transactions. Gains or losses on these instruments substantially offset losses or gains on the assets, liabilities and transactions being hedged. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

The Company also manages its fixed-rate debt liability to reduce its exposure to interest rate changes. The fair value of the Company's fixed-rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in gains (losses) in the market value of this debt due to differences between market interest rates and rates at the inception of the debt obligation. The Company uses an interest-rate swap to manage its yen-denominated floating-rate long-term debt in order to reduce the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Management neither foresees nor expects significant changes in exposure to interest rate fluctuations, nor in market risk-management practices.

Seasonality
-----------
As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.

Risk Factors
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (ii) that consumer spending does not decline substantially during the fourth quarter of any year; (iii) that the events of September 11, 2001 and subsequent military operations, as well as unsettled global political and economic conditions, do not result in long-term disruptions to, or a slowing of, tourist travel; (iv) that sales in Japan will not decline substantially; (v) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (vi) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores in which TIFFANY & CO. boutiques are located; (vii) that Mitsukoshi's ability to continue as a leading department store operator in Japan will continue; (viii) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (ix) that the wholesale market for high-quality cut diamonds will provide continuity of supply and pricing; (x) that the investment in Aber achieves its financial and strategic objectives; (xi) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations; (xii) that warehousing and distribution productivity and capacity can be further improved to support the Company's worldwide distribution requirements; and (xiii) that new stores and other sales locations can be leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis.

PART II  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

(a)      Exhibits

10.126a First Amendment and Waiver Agreement to Form of Note Purchase Agreement referred to in previously filed Exhibit 10.126, dated May 16, 2002.

10.130a  Amendment No. 1 to Credit  Agreement  referred to in  previously  filed
         Exhibit 10.130, dated April 12, 2002.

(b)      Reports on Form 8-K

         On February 28, 2002, Registrant issued a press release announcing its sales and earnings for the fourth quarter and fiscal year ended January 31, 2002.

         On April 25, 2002, Registrant issued a press release providing a business update for its first quarter that ends on April 30.

         On May 14, 2002, Registrant issued a press release reporting sales and earnings were up in the first quarter that ended April 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TIFFANY & CO.
                                   (Registrant)


Date: June 7, 2002             By: /s/ James N. Fernandez
                                   ____________________________
                                   James N. Fernandez
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION

10.126a First Amendment and Waiver Agreement to Form of Note Purchase Agreement referred to in previously filed Exhibit 10.126, dated May 16, 2002.

10.130a  Amendment No. 1 to Credit  Agreement  referred to in  previously  filed
         Exhibit 10.130, dated April 12, 2002.