Form 10-Q
period 2002-07-31
TIFFANY & CO
filed 2002-09-11
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended July 31, 2002.

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 145,438,889 shares outstanding at the close of business on July 31, 2002.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2002





PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets - July 31, 2002,
                       January 31, 2002 and
                       July 31, 2001 (Unaudited)                               3

                  Consolidated Statements of Earnings - for the
                       three and six month periods ended
                       July 31, 2002 and 2001 (Unaudited)                      4

                  Consolidated Statements of Cash Flows - for
                       the six months ended July 31, 2002
                       and 2001 (Unaudited)                                    5

                  Notes to Consolidated Financial Statements
                       (Unaudited)                                          6-12


Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       13-19



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                            20

                  (a)  Exhibits

                  (b)  Reports on Form 8-K

PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                             July 31,         January 31,          July 31,
                                                                               2002               2002               2001
                                                                         ---------------    ---------------    --------------
ASSETS

Current assets:
Cash and cash equivalents                                                $      191,326      $     173,675      $    112,730
Accounts receivable, less allowances
   of $6,973, $6,878 and $7,033                                                  87,565             98,527            92,077
Inventories, net                                                                689,732            611,653           667,799
Deferred income taxes                                                            48,957             41,170            36,037
Prepaid expenses and other current assets                                        34,367             26,826            38,564
                                                                         ---------------    ---------------    --------------

Total current assets                                                          1,051,947            951,851           947,207

Property and equipment, net                                                     573,475            525,585           473,107
Deferred income taxes                                                             5,415              4,560             4,446
Other assets, net                                                               146,519            147,872           152,807
                                                                         ---------------    ---------------    --------------
                                                                         $    1,777,356     $    1,629,868     $   1,577,567
                                                                         ===============    ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                    $       38,313     $       40,402     $      51,294
Current portion of long-term debt                                                51,500             51,500                 -
Obligation under capital lease                                                        -                  -            40,726
Accounts payable and accrued liabilities                                        133,594            134,694           120,774
Income taxes payable                                                              9,413             48,997            16,208
Merchandise and other customer credits                                           39,196             38,755            36,968
                                                                         ---------------    ---------------    --------------

Total current liabilities                                                       272,016            314,348           265,970

Long-term debt                                                                  289,210            179,065           235,437
Postretirement/employment benefit obligations                                    32,666             29,999            27,926
Other long-term liabilities                                                      74,277             69,511            72,186

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 240,000 shares,
   issued and outstanding 145,439, 145,001 and 146,073                            1,454              1,450             1,461
Additional paid-in capital                                                      350,027            330,743           327,975
Retained earnings                                                               780,986            743,543           677,197
Accumulated other comprehensive(loss) gain:
  Foreign currency translation adjustments                                      (22,287)           (45,306)          (37,343)
  Cash flow hedging instruments                                                    (993)             6,515             6,758
                                                                         ----------------   ---------------    --------------
Total stockholders' equity                                                    1,109,187          1,036,945           976,048
                                                                         ----------------   ---------------    --------------
                                                                         $    1,777,356     $    1,629,868     $   1,577,567
                                                                         ================   ===============    ==============



See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                          Three Months Ended                 Six Months Ended
                                                                               July 31,                          July 31,
                                                                   -------------------------------   -------------------------------
                                                                       2002               2001            2002               2001
                                                                   ------------      -------------   -------------      ------------
Net sales                                                          $   374,427       $   371,301     $   721,556        $   707,702

Cost of sales                                                          154,620           155,430         295,334            301,691
                                                                   ------------      -------------   -------------      ------------

Gross profit                                                           219,807           215,871         426,222            406,011

Selling, general and administrative expenses                           160,729           150,201         308,578            291,120
                                                                   ------------      -------------   -------------      ------------

Earnings from operations                                                59,078            65,670         117,644            114,891

Other expenses, net                                                      4,554             5,581           8,606              3,534
                                                                   ------------      -------------   -------------      ------------

Earnings before income taxes                                            54,524            60,089         109,038            111,357

Provision for income taxes                                              21,810            24,037          43,615             44,543
                                                                   ------------      -------------   -------------      ------------

Net earnings                                                       $    32,714       $    36,052     $    65,423        $    66,814
                                                                   ============      =============   =============      ============


Net earnings per share:

   Basic                                                           $      0.22       $      0.25     $      0.45        $      0.46
                                                                   ============       =============  =============      ============
   Diluted                                                         $      0.22       $      0.24     $      0.44        $      0.44
                                                                   ============      =============   =============      ============

Weighted average number of common shares:

   Basic                                                               145,780           146,042         145,607            145,979
   Diluted                                                             149,727           151,752         149,824            151,509




See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                              Six Months Ended
                                                                                                   July 31,
                                                                                  -----------------------------------------
                                                                                         2002                   2001
                                                                                         ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                    $    65,423            $    66,814
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                                                      37,140                 30,513
    (Gain) loss on equity investments                                                   1,416                 (4,088)
    Provision for uncollectible accounts                                                  690                    545
    Provision for inventories                                                           3,986                  3,461
    Tax benefit from exercise of stock options                                          9,981                  2,876
    Deferred income taxes                                                              (3,963)                (9,080)
    Loss on disposal of fixed assets                                                      117                    300
    Provision for postretirement/employment benefits                                    2,667                  1,791
  Changes in assets and liabilities:
    Accounts receivable                                                                13,725                 16,491
    Inventories                                                                       (56,159)               (34,939)
    Prepaid expenses and other current assets                                         (16,232)                (7,820)
    Other assets, net                                                                     611                 (7,877)
    Accounts payable                                                                  (10,037)               (23,344)
    Accrued liabilities                                                                 4,019                (11,295)
    Income taxes payable                                                              (41,283)               (25,250)
    Merchandise and other customer credits                                                332                    948
    Other long-term liabilities                                                         5,364                  4,879
                                                                                  ------------------     ------------------

  Net cash provided by operating activities                                            17,797                  4,925
                                                                                  ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (83,506)               (84,775)
  Equity investments                                                                         -                (9,535)
  Proceeds from lease incentives                                                        2,758                  1,300
                                                                                  ------------------     ------------------

  Net cash used in investing activities                                               (80,748)               (93,010)
                                                                                  ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                            100,000                       -
  (Payments on) proceeds from short-term borrowings, net                               (5,359)                24,367
  Repurchase of Common Stock                                                          (17,228)                (8,431)
  Proceeds from exercise of stock options                                               9,213                  3,928
  Cash dividends on Common Stock                                                      (11,658)               (11,683)
                                                                                  ------------------     ------------------

  Net cash provided by financing activities                                            74,968                  8,181
                                                                                  ------------------     ------------------

  Effect of exchange rate changes on
    cash and cash equivalents                                                           5,634                 (2,979)
                                                                                  ------------------     ------------------
  Net increase (decrease) in cash and cash equivalents                                 17,651                (82,883)
  Cash and cash equivalents at beginning of year                                      173,675                195,613
                                                                                  ------------------     ------------------

  Cash and cash equivalents at end of six months                                  $   191,326            $   112,730
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

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONSOLIDATED FINANCIAL STATEMENTS
          ---------------------------------

          The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO(last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of July 31, 2002 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 2002 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          Certain reclassifications were made to the prior year's financial statements and note disclosures to conform to the current year's presentation and such reclassifications principally related to employee benefits and lease liabilities.

          Since the Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year, the results of its operations for the three and six months ended July 31, 2002 and 2001 are not necessarily indicative of the results of the entire fiscal year.


2.        SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------


                                                                 Six Months Ended
                                                                     July 31,
                                                      ---------------------------------------
          Cash paid for:                                     2002                    2001
                                                      ----------------        ---------------

          (in thousands)
          --------------
           Interest                                            $ 7,652                $ 7,798
                                                      ================        ===============
           Income taxes                                        $76,984                $73,795
                                                      ================        ===============

          Supplemental Noncash Investing
           and Financing Activities:

          (in thousands)
          --------------
          Issuance of Common Stock for the
           Employee Profit Sharing and
           Retirement Savings Plan                             $ 1,000                $ 2,800
                                                      ================        ===============




3.       INVENTORIES
         -----------

                                                        July 31,            January 31,             July 31,
         (in thousands)                                     2002                   2002                 2001
         --------------                           --------------------   ------------------    ---------------------
         Finished goods                                $564,477               $528,671               $569,293
         Raw materials                                   95,119                 67,779                 73,136
         Work-in-process                                 34,477                 18,722                 30,232
                                                  --------------------   ------------------    ---------------------
                                                        694,073                615,172                672,661
         Reserves                                        (4,341)                (3,519)                (4,862)
                                                  --------------------   ------------------    ---------------------
         Inventories, net                              $689,732               $611,653               $667,799
                                                  ====================   ==================    =====================


          LIFO-based inventories at July 31, 2002, January 31, 2002 and July 31, 2001 were $538,229,000, $481,716,000 and $535,551,000, with the current cost exceeding the LIFO inventory value by approximately $19,971,000, $18,971,000 and $18,932,000 at the end of each period.
          The LIFO valuation method had no effect on net earnings per diluted share for the three months ended July 31, 2002 and 2001. The LIFO valuation method had no effect on net earnings per diluted share for the six months ended July 31, 2002 and had the effect of decreasing net earnings per diluted share by $0.01 for the six months ended July 31, 2001.

4.        NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain other intangible assets no longer be amortized to earnings. In addition, the Company will be required to review goodwill and certain other intangible assets annually for potential impairment. With respect to goodwill amortization, the Company adopted SFAS No. 142 effective February 1, 2002. The result of the application of the non-amortization provisions of SFAS No. 142 for goodwill was not significant for the three and six months ended July 31, 2002. At July 31, 2002, the Company had goodwill of $10,638,000. During the second quarter of 2002, the Company completed its test for goodwill impairment and concluded that goodwill was not impaired.

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

5.        LONG-TERM DEBT
          --------------

          In July 2002, the Company, in a private transaction with various institutional lenders, issued, at par, $40,000,000 of 6.15% Series C Senior Notes Due July 18, 2009 and $60,000,000 of 6.56% Series D Notes Due July 18, 2012 with seven-year and 10-year lump sum repayments upon maturities. The proceeds of these issues are being and will be used by the Company for general corporate purposes, including seasonal working capital and to redeem the Company's $51,500,000 principal amount 7.52% Senior Notes due in January 2003. The Note Purchase Agreements require lump sum repayment upon maturity, maintenance of specific financial covenants and ratios and limits certain changes to indebtedness and the general nature of the business, in addition to other requirements customary in such circumstances.


6.        FINANCIAL HEDGING INSTRUMENTS
          -----------------------------

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

          Hedging activity affected accumulated other comprehensive (loss) gain, net of income taxes as follows:


                                                          Three Months Ended                  Six Months Ended
                                                                July 31,                           July 31,
                                                  ----------------------------------    -----------------------------
          (in thousands)                                2002               2001             2002             2001
          --------------                          ---------------    ---------------    ------------     ------------
          Balance at beginning of
          period                                      $2,649              $6,538           $6,515            $   -
          Impact of adoption                               -                   -                -            3,773
          Derivative gains
           transferred to earnings                    (1,591)             (1,032)          (3,481)          (1,481)
          Change in fair value                        (2,051)              1,252           (4,027)           4,466
                                                  ---------------    ---------------    ------------     ------------
          Balance at end of period                    $( 993)             $6,758           $( 993)          $6,758
                                                  ===============    ===============    ============     ============




          The Company expects $226,000 of derivative losses included in accumulated other comprehensive income to be reclassified into earnings within the next 12 months. This amount may vary due to fluctuations in the yen exchange rate.

          The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 12 months.

          -----------------------------------------

          In July 2002, the Company entered into an interest-rate swap agreement to hedge the change in fair value of its fixed-rate obligation issued in July 2002. Under the swap agreement, the Company pays variable rate interest and receives fixed interest rate payments periodically over the life of the instrument. The Company accounts for its interest-rate swap as a fair value hedge and therefore, recognizes gains or losses on the derivative instrument and the hedged item attributable to the hedged risk in earnings in the current period. Under SFAS No. 133, the ineffectiveness of a fair value hedge is required to be calculated. Ineffectiveness results when gains and losses on the hedged item are not completely offset by gains and losses in the hedge instrument. The Company determined that there is no ineffectiveness in the fair value hedge.

7.        EARNINGS PER SHARE
          ------------------

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

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:


                                             Three Months Ended               Six Months Ended
                                                   July 31,                        July 31,
                                         ----------------------------   ----------------------------

          (in thousands)                      2002           2001           2002           2001
          --------------                      ----           ----           ----           ----
          Net earnings for basic
           and diluted EPS                  $32,714        $36,052        $65,423         $66,814
                                         ============= ==============   ============  ==============

          Weighted average shares
           for basic EPS                    145,780        146,042        145,607         145,979

          Incremental shares from
           assumed exercise of
           stock options                      3,947          5,710          4,217           5,530
                                         ------------- --------------   ------------  --------------
          Weighted average shares
           for diluted EPS                  149,727        151,752        149,824         151,509
                                         ============= ==============   ============  ==============


          For the three months ended July 31, 2002 and 2001, there were 1,797,000 and 1,733,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2002 and 2001, there were 1,784,000 and 1,768,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect.

8.        COMPREHENSIVE EARNINGS
          ----------------------

          The components of comprehensive earnings were:


                                                          Three Months Ended                    Six Months Ended
                                                               July 31,                             July 31,
                                                   ---------------------------------    ---------------------------------
                                                       2002               2001              2002               2001
                                                       ----               ----              ----               ----
          (in thousands)
          --------------
          Net earnings                               $32,714           $36,052            $65,423            $66,814
          Other comprehensive
           gain(loss):
           Cash flow hedging
            instruments, net of tax                   (3,642)              220             (7,508)             6,758
           Foreign currency
            translation adjustments                   14,592            (1,810)            23,019            (12,497)
                                                   --------------    ---------------    --------------     --------------

          Comprehensive earnings                     $43,664           $34,462            $80,934            $61,075
                                                   ==============    ===============    ==============     ==============


          Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

9.        OPERATING SEGMENTS
          ------------------

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


          Certain information relating to the Company's reportable segments is set forth below:


                                                      Three Months Ended                     Six Months Ended
                                                           July 31,                              July 31,
                                                 --------------------------------     --------------------------------

          (in thousands)                               2002              2001               2002               2001
          --------------                               ----              ----               ----               ----
          Net sales:
            U.S. Retail                          $   187,218       $    186,163       $   352,888        $   345,175
            International Retail                     148,462            150,574           296,100            296,997
            Direct Marketing                          38,747             34,564            72,568             65,530
                                                 -------------     --------------     -------------      -------------
                                                 $   374,427       $    371,301       $   721,556        $   707,702
                                                 =============     ==============     =============      =============

          Earnings from
          operations*:
            U.S. Retail                          $    41,809       $     47,081       $    76,395        $    81,410
            International Retail                      41,345             42,950            88,408             81,427
            Direct Marketing                           6,449              3,956            11,446              5,987
                                                 -------------     --------------     -------------      -------------
                                                 $    89,603       $     93,987       $   176,249        $   168,824
                                                 =============     ==============     =============      =============




          * Represents earnings from operations before unallocated corporate expenses and interest and other expenses, net.

          ------------------------------

          Executive Officers of the Company evaluate the performance of the Company's assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not available.

          The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:


                                           Three Months Ended                         Six Months Ended
                                                July 31,                                  July 31,
                                     ---------------------------------       ------------------------------------

          (in thousands)                   2002                2001                 2002                  2001
          --------------                   ----                ----                 ----                  ----
          Earnings from
           operations for
           reportable segments       $   89,603          $   93,987          $   176,249           $   168,824
          Unallocated
           corporate expenses           (30,525)            (28,317)             (58,605)              (53,933)

          Other expenses, net            (4,554)             (5,581)              (8,606)               (3,534)
                                     --------------      -------------       --------------        --------------
          Earnings before
           income taxes              $   54,524          $   60,089          $   109,038           $   111,357
                                     ==============      =============       ==============        ==============



10.       SUBSEQUENT EVENTS
          -----------------

          INTENT  TO  ACQUIRE  OUTSTANDING  SHARES OF  LITTLE  SWITZERLAND, INC.
          ---------------------------------------------------------------------
          On August 12, 2002, TSAC Corp., an indirect wholly-owned subsidiary of the Company, entered into a stock purchase agreement with Seymour Holtzman and certain of his affiliates, including Jewelcor Management, Inc., to purchase their shares of common stock of Little Switzerland, Inc. ("Little Switzerland"), representing approximately 12% of Little Switzerland's outstanding common stock, at $2.40 per share. As of July 31, 2002, the Company beneficially owned approximately 45% of Little Switzerland's outstanding common stock. TSAC Corp. also commenced a cash tender offer to acquire the balance of the outstanding shares of Little Switzerland's common stock at $2.40 per share. The offer will expire on September 13, 2002, subject to the Company's right to extend the offering period or to provide a subsequent offering period of between three to 20 business days.

          The Stock Purchase Agreement and the tender offer are subject to: (i) the tender of a sufficient number of Little Switzerland shares so that, upon the closing of the tender offer and the stock purchase agreement, the Company would beneficially own at least 90% of the outstanding Little Switzerland's common stock on a fully-diluted basis, and (ii) the Stock Purchase Agreement and the tender offer are subject to the tender of at least a majority of the outstanding Little Switzerland shares, excluding shares beneficially owned by the Company, Mr. Holtzman or any of Mr. Holtzman's affiliates. Condition
          (i) may be waived by the Company and condition (ii) may not.

          -----------------------------

          The Company anticipates causing TSAC Corp. to acquire any shares not purchased under the Stock Purchase Agreement and in the tender offer through a short form merger at the same cash price per share as the tender offer, so long as the tender offer is successful and the Company beneficially owns at least 90% of the outstanding shares of Little Switzerland common stock after its completion, including the shares purchased pursuant to the Stock Purchase Agreement. The Company estimates that the total amount of funds required to purchase all of the outstanding shares of Little Switzerland, other than those already owned by the Company but including the shares to be acquired pursuant to the stock purchase agreement, and to pay related fees and expenses will be approximately $27,100,000.

          DECLARATION  OF QUARTERLY  DIVIDEND
          -----------------------------------
          On August 13, 2002, the Company's Board of Directors declared a quarterly dividend of $0.04 per share. This dividend will be paid on October 10, 2002 to stockholders of record on September 20, 2002.

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

In the three months (second quarter) ended July 31, 2002, net sales rose 1% to $374,427,000. In the six months (first half) ended July 31, 2002, net sales rose 2% to $721,556,000. The Company's reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar. Therefore, on a constant-exchange-rate basis, net sales were unchanged in the second quarter and rose 3% in the first half; worldwide comparable store sales declined 5% and 2% in those periods. Net earnings declined 9% to $32,714,000 in the second quarter and declined 2% to $65,423,000 in the first half.


The following tables highlight certain operating data as a percentage of net sales:


                                                Three Months      Six Months
                                               Ended July 31,   Ended July 31,
                                               -------------   ----------------
                                                2002   2001     2002      2001
                                               -------------   ----------------
Net sales                                      100.0% 100.0%   100.0%    100.0%
Cost of sales                                   41.3   41.9     40.9      42.6
                                               -------------   ----------------
Gross profit                                    58.7   58.1     59.1      57.4
Selling, general
  and administrative expenses                   42.9  40.4      42.8      41.2
                                               -------------   ----------------
Earnings from operations                        15.8  17.7      16.3      16.2
Other expenses, net                              1.2   1.5       1.2       0.5
                                               -------------   ----------------
Earnings before income taxes                    14.6  16.2      15.1      15.7
Provision for income taxes                       5.9   6.5       6.0       6.3
                                               -------------   ----------------
Net earnings                                     8.7%  9.7%      9.1%      9.4%
                                               -------------   ----------------


Net Sales
---------
Net sales by channel of distribution were as follows:



                                             Three Months           Six Months
                                            Ended  July 31,        Ended July 31,
                                          ------------------    ------------------
(in thousands)                               2002      2001        2002      2001
------------------                        ------------------    ------------------
U.S. Retail                               $187,218  $186,163    $352,888  $345,175
International Retail                       148,462   150,574     296,100   296,997
Direct Marketing                            38,747    34,564      72,568    65,530
                                          ------------------    ------------------
                                          $374,427  $371,301    $721,556  $707,702
                                          ------------------    ------------------


U.S. Retail sales rose 1% in the second quarter and 2% in the first half. Comparable store sales declined 2% in the second quarter and were unchanged in the first half. Sales in the flagship New York store declined 6% in the second quarter and 4% in the first half, while comparable branch store sales were unchanged in the second quarter and rose 1% in the first half. Management believes that smaller average transaction sizes resulted from challenging economic and retail conditions. In addition, a decline in sales to foreign tourists affected sales in certain stores, especially in New York and Hawaii.

International Retail sales declined 1% in the second quarter and declined fractionally in the first half (a decline of 3% and an increase of 2% on a constant-exchange-rate basis). In Japan, total retail sales in local currency declined 6% in the second quarter and were unchanged in the first half, primarily resulting from a decline in jewelry unit volume and offset by an increased average price per unit sold; comparable store sales in local currency declined 13% in the second quarter and 7% in the first half. In non-U.S. markets outside of Japan, comparable store sales in the second quarter and first half on a constant-exchange-rate basis were unchanged and increased 3% in the Asia-Pacific region and declined 10% and 8% in Europe.

In the first half, the Company opened U.S. stores in Bellevue, Washington and East Hampton, New York and, internationally, opened department-store boutiques in Japan (2), Korea and Taiwan. The expansion plans for the second half of 2002 include: in the U.S., new stores in St. Louis, Missouri, Orlando, Florida and Honolulu, Hawaii (which will replace two small hotel-boutiques) and, internationally, a department-store boutique in Paris, France. In total, worldwide retail gross square footage is expected to increase 5% in 2002.

In 2001, the Company signed new distribution agreements with Mitsukoshi Ltd. of Japan ("Mitsukoshi"), whereby TIFFANY & CO. boutiques will continue to operate within Mitsukoshi's stores in Japan until at least January 31, 2007. Prior agreements expired in 2001. The new agreements largely continue the principles on which Mitsukoshi and Tiffany have been cooperating since 1993, when the relationship was last renegotiated. The main agreement, which will expire on January 31, 2007, covers the continued operation of 24 TIFFANY & CO. boutiques. Separate agreements cover the operation of a freestanding TIFFANY & CO. store on Tokyo's Ginza. Under the new agreements, the Company is not restricted from further expansion of its Tokyo operations. Under the main agreement, the Company pays to Mitsukoshi a reduced percentage fee based on certain sales. There will be a further reduction in fees paid to Mitsukoshi in 2003 and beyond, as the Company employs increasing numbers of its own personnel in certain boutiques.

Direct Marketing sales rose 12% in the second quarter and 11% in the first half. Business Sales division sales declined 5% and 8% in those periods primarily due to a decline in the average size per order. Combined catalog/Internet sales rose 27% and 32% in those periods due to strong growth in Internet sales that primarily resulted from a higher number of orders.

Gross Profit
------------
Gross profit as a percentage of net sales ("gross margin") in the second quarter and first half was higher than the prior year. Management attributes the increases primarily to a shift in sales mix toward lower-priced items that carry a higher gross margin, as well as to improved efficiencies in product manufacturing and sourcing and selective price increases.

The Company's hedging program uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations, and the Company adjusts its retail prices in Japan from time to time to address longer-term changes in the yen/dollar relationship and local competitive pricing. Management's ongoing strategy and objectives include achieving further product manufacturing/sourcing efficiencies, leveraging its fixed costs and implementing selective price adjustments in order to maintain the Company's gross margin at, or above, prior year levels. For the second half of 2002, management expects a quarterly year-over-year increase in gross margin, but to a lesser extent than in the first half.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------
SG&A rose 7% in the second quarter and 6% in the first half. Incremental depreciation, staffing and occupancy expenses related to the Company's overall worldwide expansion were partly offset by lower sales-related variable expenses. As a percentage of net sales, SG&A rose in both periods due to insufficient sales growth to absorb the rate of increase in fixed expenses. Management's longer-term objective is to reduce this ratio by leveraging anticipated improved rates of sales growth against the Company's fixed-expense base.

Other Expenses, Net
-------------------
Other expenses, net in the second quarter were lower than the prior year due to lower interest expense resulting from the effect of the capitalization of interest costs related to the Company's construction of its 266,000 square foot customer fulfillment/distribution center ("CFC") in Hanover Township, New Jersey, effective in the first quarter of 2002. In addition, interest expense rose in 2001 primarily due to construction costs and the conversion of an operating lease into a capital lease. Other expenses, net in the first half of 2002 were higher than the prior year primarily due to a pretax gain in the first quarter of 2001 of $5,257,000, based on the Company's equity interest in Aber Diamond Corporation ("Aber"), a publicly-traded company headquartered in Canada, which sold its interest in the Snap Lake Project to De Beers Canada Mining, Inc. in February 2001.

Provision for Income Taxes
--------------------------
The Company's effective tax rate was 40.0% in the second quarter and first half of both 2002 and 2001.

New Accounting Standards
------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain other intangible assets no longer be amortized to earnings. In addition, the Company will be required to review goodwill and certain other intangible assets annually for potential impairment. With respect to goodwill amortization, the Company adopted SFAS No. 142 effective February 1, 2002. The result of the application of the non-amortization provisions of SFAS No. 142 for goodwill was not significant for the three months and six months ended July 31, 2002. At July 31, 2002, the Company had goodwill of $10,638,000. During the second quarter of 2002, the Company completed its test for goodwill impairment and concluded that goodwill was not impaired.

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

The Company achieved a net cash inflow from operating activities of $17,797,000 in the six months ended July 31, 2002 compared with an inflow of $4,925,000 in the prior year.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $779,931,000 and 3.9:1 at July 31, 2002 compared with $637,503,000 and 3.0:1 at January 31, 2002 and $681,237,000 and 3.6:1 at July 31, 2001.

Accounts receivable at July 31, 2002 were 11% below January 31, 2002 and 5% below July 31, 2001.

Inventories at July 31, 2002 were 13% above January 31, 2002. In addition to some effect from lower-than-expected sales, higher finished goods were needed to support new stores and expanded product offerings, while higher raw material and work-in-process inventories support the Company's strategy to further expand its internal manufacturing activities. Inventories were 3% above July 31, 2001. The translation effect of a weakening U.S. dollar was also a factor in the growth of inventory versus the prior year periods. Management expects that inventory levels in 2002 will increase to support anticipated sales growth, new stores and product introductions that include a new collection of watches. The Company's ongoing inventory objectives are to continue to refine: worldwide replenishment systems; the specialized disciplines of product development, category management and sales demand forecasting; presentation and management of inventory assortments in each store; and warehouse management and supply-chain logistics.

Capital expenditures of $83,506,000 in the six months ended July 31, 2002 compared with $84,775,000 in the prior year. Expenditures for 2002 are expected to be approximately $200,000,000. Capital expenditures in 2002 are supporting the opening, renovation and expansion of stores, expansion of distribution and manufacturing facilities and ongoing investments in new systems. In 2001, the Company commenced construction of its CFC that will fulfill shipments to retail, catalog, Internet and business sales customers. Upon completion of the CFC, the Company's 370,000 square foot Parsippany, New Jersey customer service/distribution center and office facility ("CSC") will be used primarily to replenish store inventories. The CFC is scheduled to open in late-2003 and the Company estimates that the overall cost of that project will be approximately $98,500,000, of which $51,409,000 has been incurred to date. In 2000, the Company began a four-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. The new second floor opened in November 2001 and provides an expanded presentation of engagement and other jewelry. In addition, in conjunction with the New York store project, the Company relocated its after-sales service functions to a new location and relocated several of its administrative functions. The Company has spent $44,274,000 to date for the New York store and related projects. Based on current plans, the Company estimates that the overall cost of these projects will be approximately $85,000,000.

In August 2002, TSAC Corp., an indirect wholly-owned subsidiary of the Company, entered into a stock purchase agreement with several parties to purchase their shares of common stock of Little Switzerland, Inc. ("Little Switzerland"), representing approximately 12% of Little Switzerland's outstanding common stock, at $2.40 per share. TSAC Corp. also commenced a cash tender offer to acquire the balance of the outstanding shares of Little Switzerland's common stock at $2.40 per share. The offer will expire on September 13, 2002, subject to the Company's right to extend the offering period or to provide a subsequent offering period of between three to 20 business days. The Company estimates that the total amount of funds required to purchase all of the outstanding shares of Little Switzerland, other than those already owned by the Company but including the shares to be acquired pursuant to the stock purchase agreement, and to pay related fees and expenses will be approximately $27,100,000. In 2001, the Company made an equity investment in Little Switzerland by purchasing 7,410,000 newly-issued unregistered shares of common stock, which represented approximately 45% of Little Switzerland's shares, at a cost of $9,546,000. The Company also provided a loan of $2,500,000.

In July 2002, the Company, in a private transaction with various institutional lenders, issued, at par, $40,000,000 of 6.15% Series C Senior Notes Due July 18, 2009 and $60,000,000 of 6.56% Series D Notes Due July 18, 2012 with seven-year and 10-year lump sum repayments upon maturities. The proceeds of these issues are being, and will be, used by the Company for general corporate purposes, including seasonal working capital and to redeem the Company's $51,500,000 principal amount 7.52% Senior Notes due in January 2003. The Note Purchase Agreements require lump sum repayment upon maturity, maintenance of specific financial covenants and ratios and limits certain changes to indebtedness and the general nature of the business, in addition to other requirements customary in such circumstances.

In July 2002, the Company entered into an interest-rate swap agreement to hedge the change in fair value of its fixed-rate obligation issued in July 2002. Under the swap agreement, the Company pays variable rate interest and receives fixed interest rate payments periodically over the life of the instrument. The Company accounts for its interest-rate swap as a fair value hedge and therefore, recognizes gains or losses on the derivative instrument and the hedged item attributable to the hedged risk in earnings in the current period. Under SFAS No. 133, the ineffectiveness of a fair value hedge is required to be calculated. Ineffectiveness results when gains and losses on the hedged item are not completely offset by gains and losses in the hedge instrument. The Company determined that there is no ineffectiveness in the fair-value hedge.

In September 2000, the Board of Directors extended the Company's original stock repurchase program until November 2003. The program was initially authorized in November 1997 for the repurchase of up to $100,000,000 of the Company's Common Stock in the open market over a three-year period. That authorization was superseded in September 2000 by a further authorization of repurchases of up to $100,000,000 of the Company's Common Stock in the open market. The timing and actual number of shares repurchased depend on a variety of factors such as price and other market conditions. In the six months ended July 31, 2002, the Company repurchased and retired 600,000 shares of Common Stock at a cost of $17,228,000, or an average cost of $28.71 per share. At July 31, 2002, $41,394,000 remained available for future share repurchases.

In 1999, the Company made a strategic investment in Aber by purchasing 8 million unregistered shares of its common stock, which represents approximately 14.7% of Aber's outstanding shares, at a cost of $70,636,000. Aber holds a 40% interest in the Diavik Diamonds Project in Canada's Northwest Territories, an operation being developed to mine gem-quality diamonds. Production is expected to commence in the first half of 2003. In addition, the Company has formed a joint venture and has entered into a diamond purchase agreement with Aber. It is expected that this commercial relationship will enable the Company to secure a considerable portion of its future diamond needs. The Company is in the process of establishing the necessary facilities in Yellowknife, Canada and Antwerp, Belgium to handle the receipt and sorting of diamonds and a portion of the subsequent cutting and polishing.

The Company's sources of working capital are internally-generated cash flows and borrowings available under a multicurrency revolving credit facility

("Credit Facility"). In November 2001, the Credit Facility was amended to increase the amount from $160,000,000 to $200,000,000 and the number of banks from five to six. The Credit Facility entitles the Company to borrow $38,750,000 on a pro-rata basis from each of three banks, $25,000,000 from one bank, $15,000,000 from another bank and $43,750,000 from an agent bank. All borrowings are at interest rates based on a prime rate or a reserve-adjusted LIBOR and are affected by local borrowing conditions. The Credit Facility expires in November 2006.

Management anticipates that internally-generated cash flows, funds available under the Credit Facility and the proceeds from the Senior Notes offering will be sufficient to support the Company's planned worldwide business expansion and seasonal working capital increases that are typically required during the third and fourth quarters of the year.

Net-debt (short-term borrowings plus the current portion of long-term debt plus long-term debt less cash and cash equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $187,697,000 and 14% at July 31, 2002, compared with $97,292,000 and 9% at
January 31, 2002 and $174,001,000 and 15% at July 31, 2001.

The Company's contractual cash obligations and commercial commitments at July 31, 2002 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2002.

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

PART II   OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K

(a)       Exhibits

          None.

(b)       Reports on Form 8-K

          On July 9, 2002, Registrant issued a press release providing a business update for its second quarter ending on July 31, 2002.

          On July 18, 2002, Registrant announced the issuance of $100,000,000 of Senior Notes, consisting of $40,000,000 6.15% Series C Notes due July 18, 2009 and $60,000,000 6.56% Series D Notes due July 18, 2012. The
          proceeds of the Notes will be used for general corporate purposes, including seasonal working capital needs, and the redemption of the Registrant's $51,500,000 7.52% Senior Notes due January 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TIFFANY & CO.
                                                (Registrant)


Date: September 9, 2002                   By:  /s/ James N. Fernandez
                                               ----------------------------
                                               James N. Fernandez
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)

                                 CERTIFICATION

I, Michael J. Kowalski, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tiffany & Co;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;







Date: September 9, 2002






                                       By: /s/ Michael J. Kowalski
                                           -------------------------------------
                                           Michael J. Kowalski
                                           President and Chief Executive Officer

                                 CERTIFICATION

I, James N. Fernandez, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tiffany & Co;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;







Date: September 9, 2002








                                        By:  /s/ James N. Fernandez
                                           -------------------------------------
                                           James N. Fernandez
                                           Executive Vice President and
                                           Chief Financial Officer