Form 10-Q
period 2002-10-31
TIFFANY & CO
filed 2002-12-12
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934 for the quarter ended October 31, 2002.

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ---- ACT OF 1934 for the transition from ________ to _____________.


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 145,153,789 shares outstanding at the close of business on October 31, 2002.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2002





PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets - October 31, 2002,
                       January 31, 2002 and
                       October 31, 2001 (Unaudited)                            3

                  Consolidated Statements of Earnings - for the
                       three and nine month periods ended
                       October 31, 2002 and 2001 (Unaudited)                   4

                  Consolidated Statements of Cash Flows - for
                       the nine months ended October 31, 2002
                       and 2001 (Unaudited)                                    5

                  Notes to Consolidated Financial Statements
                       (Unaudited)                                          6-13


Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       14-21


Item 4.           Controls and Procedures                                     22


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                            23

                  (a)  Exhibits

                  (b)  Reports on Form 8-K

PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                   October 31,      January 31,        October 31,
                                                                     2002               2002               2001
                                                                --------------    ---------------    --------------
ASSETS

Current assets:
Cash and cash equivalents                                       $      90,646     $      173,675     $     106,404
Accounts receivable, less allowances
   of $7,021, $6,878 and $7,042                                        96,112             98,527            99,094
Inventories, net                                                      777,932            611,653           702,752
Deferred income taxes                                                  48,660             41,170            38,030
Prepaid expenses and other current assets                              43,171             26,826            40,507
                                                                --------------    --------------     --------------

Total current assets                                                1,056,521            951,851           986,787

Property and equipment, net                                           650,499            525,585           511,271
Deferred income taxes                                                   6,377              4,560             5,360
Other assets, net                                                     154,463            147,872           153,375
                                                                --------------    --------------     --------------
                                                                $   1,867,860     $    1,629,868     $   1,656,793
                                                                ==============    ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                           $      58,268     $       40,402     $     113,331
Current portion of long-term debt                                      51,500             51,500
Obligation under capital lease                                              -                  -            45,221
Accounts payable and accrued liabilities                              182,123            134,694           150,889
Income taxes payable                                                      485             48,997             2,543
Merchandise and other customer credits                                 39,520             38,755            35,418
                                                                ---------------   ---------------    --------------

Total current liabilities                                             331,896            314,348           347,402

Long-term debt                                                        295,947            179,065           237,548
Postretirement/employment benefit obligations                          33,999             29,999            28,822
Other long-term liabilities                                            80,843             69,511            74,602

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 240,000 shares,
   issued and outstanding 145,154, 145,001 and 144,897                  1,451              1,450             1,449
Additional paid-in capital                                            350,469            330,743           327,359
Retained earnings                                                     801,927            743,543           669,291
Accumulated other comprehensive(loss) gain:
  Foreign currency translation adjustments                            (27,206)           (45,306)          (33,218)
  Cash flow hedging instruments                                        (1,466)             6,515             3,538
                                                                --------------    ---------------    --------------
Total stockholders' equity                                          1,125,175          1,036,945           968,419
                                                                --------------    ---------------    --------------

                                                                $   1,867,860     $    1,629,868     $   1,656,793
                                                                ==============    ===============    ==============


See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                  Three Months Ended                Nine Months Ended
                                                                      October 31,                      October 31,
                                                          -------------------------------   ---------------------------------
                                                              2002               2001             2002               2001
                                                          ------------      -------------   --------------      -------------
Net sales                                                 $   366,033        $   333,074     $  1,087,589       $  1,040,776

Cost of sales                                                 150,220            140,235          445,554            441,926
                                                          ------------      -------------   --------------      -------------

Gross profit                                                  215,813            192,839          642,035            598,850

Selling, general and administrative expenses                  165,900            146,798          474,478            437,918
                                                          ------------      -------------   --------------      -------------

Earnings from operations                                       49,913             46,041          167,557            160,932

Other expenses, net                                             5,446              5,993           14,052              9,527
                                                          ------------      -------------   --------------      -------------

Earnings before income taxes                                   44,467             40,048          153,505            151,405

Provision for income taxes                                      9,283             16,020           52,898             60,563
                                                          ------------      -------------   --------------      -------------

Net earnings                                              $    35,184        $    24,028     $    100,607       $     90,842
                                                          ============      =============   ==============      =============

Net earnings per share:

     Basic                                                $      0.24        $      0.17     $       0.69       $       0.62
                                                          ============      =============   ==============      =============
     Diluted                                              $      0.24        $      0.16     $       0.68       $       0.60
                                                          ============      =============   ==============      =============

Weighted average number of common shares:

     Basic                                                    145,137            145,273          145,450            145,743
     Diluted                                                  148,066            150,114          149,046            151,046




See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                          Nine Months Ended
                                                                             October 31,
                                                              ------------------------------------------
                                                                      2002                   2001
                                                                      ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                 $     100,607          $     90,842
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                                     56,285                46,640
    (Gain) loss on equity investments                                  2,592                (2,780)
    Provision for uncollectible accounts                               1,005                   816
    Provision for inventories                                          6,506                 4,500
    Tax benefit from exercise of stock options                        10,314                 3,488
    Deferred income taxes                                             (4,529)              (10,175)
    Loss on disposal of fixed assets                                     476                   426
    Provision for postretirement/employment benefits                   4,000                 2,688
  Changes in assets and liabilities, excluding effects
    of acquisitions:
    Accounts receivable                                                6,875                10,778
    Inventories                                                     (115,422)              (65,335)
    Prepaid expenses and other current assets                        (22,035)              (14,524)
    Other assets, net                                                    564                (9,999)
    Accounts payable                                                  12,008                (7,138)
    Accrued liabilities                                               17,170                 2,687
    Income taxes payable                                             (51,660)              (39,191)
    Merchandise and other customer credits                               666                  (610)
    Other long-term liabilities                                        7,486                 6,705
                                                              -------------------     ------------------
  Net cash provided by operating activities                           32,908                19,818
                                                              -------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (175,319)             (135,780)
  Acquisitions, net of cash acquired                                 (24,554)                    -
  Equity investments                                                       -                (9,535)
  Proceeds from lease incentives                                       2,945                 1,950
                                                              -------------------     ------------------
  Net cash used in investing activities                             (196,928)             (143,365)
                                                              -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                           100,000                     -
  Proceeds from short-term borrowings, net                             8,315                85,511
  Repurchase of Common Stock                                         (26,195)              (36,416)
  Proceeds from exercise of stock options                              9,848                 4,576
  Cash dividends on Common Stock                                     (17,463)              (17,519)
                                                              -------------------     ------------------
  Net cash provided by financing activities                           74,505                36,152
                                                              -------------------     ------------------
  Effect of exchange rate changes on
    cash and cash equivalents                                          6,486                (1,814)
                                                              -------------------     ------------------
  Net decrease in cash and cash equivalents                          (83,029)              (89,209)
  Cash and cash equivalents at beginning of year                     173,675               195,613
                                                              -------------------     ------------------
  Cash and cash equivalents at end of nine months              $      90,646         $     106,404
                                                              ===================     ==================


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONSOLIDATED FINANCIAL STATEMENTS
          ---------------------------------

          The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO(last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of October 31, 2002 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 2002 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          Certain reclassifications were made to the prior year's financial statements and note disclosures to conform to the current year's presentation and such reclassifications were principally related to employee benefits and lease liabilities.

          Since the Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year, the results of its operations for the three and nine months ended October 31, 2002 and 2001 are not necessarily indicative of the results of the entire fiscal year.


 2.       ACQUISITIONS
          ------------

          In 2001, the Company purchased approximately 45% of Little Switzerland Inc.'s ("Little Switzerland") outstanding shares of common stock by means of a direct investment in newly-issued shares. The Company accounted for this investment under the equity method. In 2001, the Company also provided Little Switzerland with an interest bearing loan in the amount of $2,500,000.

          In August 2002, TSAC Corp., an indirect wholly-owned subsidiary of the Company, entered into a stock purchase agreement with several parties to purchase their shares of common stock of Little Switzerland, representing approximately 12% of Little Switzerland's outstanding common stock. As a condition to that purchase, TSAC Corp. also commenced a cash tender offer to acquire the remaining balance of the outstanding shares of Little Switzerland's common stock. The offer (following an extension of the offering period) expired on October 25, 2002. In October 2002, the Company purchased and paid for the shares acquired pursuant to the stock purchase agreement as well as the shares tendered prior to the expiration date of the cash tender offer. As of October 31, 2002, the Company owned 98% of the outstanding shares of Little Switzerland. On November 20, 2002, TSAC merged with and into Little Switzerland. Under the terms of the merger, common stock of Little Switzerland not owned by TSAC Corp., has been converted into the right to receive the same consideration paid in the tender offer.

          ------------------------

          The cost of acquiring all of the outstanding shares of Little Switzerland, other than those already owned by the Company, but including the shares acquired pursuant to the stock purchase agreement, including professional fees and other related costs is expected to total approximately $27,100,000. The Company has paid $24,554,000, net of cash acquired, through October 31, 2002. Pro forma financial data assuming the acquisition had been completed on February 1, 2001 and 2002 has not been presented since the Little Switzerland acquisition is not significant to the Company, its financial condition or the financial results of its operations.

          The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations and transaction costs are finalized. The Company commenced the consolidation of Little Switzerland's operations effective October 1, 2002, and the interest bearing loan provided to Little Switzerland in 2001 has been eliminated in consolidation.

          The  acquisition  was accounted for in  accordance  with  Statement of
          Financial   Accounting   Standards   ("SFAS")   No.   141,   "Business
          Combinations."


3.        INCOME TAXES
          ------------

          The effective income tax rates for the three and nine months ended October 31, 2002 are 20.9% and 34.5%. The effective tax rate for the three and nine months ended October 31, 2001 was 40.0%. The difference in the tax rates from the prior year is principally due to the Company recognizing in the third quarter of fiscal 2002 the current period and cumulative United States tax benefits provided by the Extraterritorial Income Exclusion Act of 2000 ("ETI"). Absent the cumulative benefit recorded, the effective tax rate for the three and nine months ended October 31, 2002 would have been 38.9%.

          In November 2000, the United States Government repealed the tax provisions associated with Foreign Sales Corporations ("FSC") and enacted, in their place, the ETI, certain provisions of which differed from those governed by the FSC regulations. ETI provides for the exclusion from United States income tax certain extraterritorial income from the sale of qualified United States origin goods. Qualified United States origin goods are generally defined as those wherein not more than 50% of the fair market value (including intangible values) is attributable to foreign content or value added outside the United States. The Company determined in the third quarter that this tax benefit was applicable to its operations and, therefore, has recognized a tax benefit in the quarter.

          It is unknown if this benefit will continue to be available to the Company in the future, as the World Trade Organization ("WTO") ruled in January 2002 in favor of a complaint by the European Union, and joined by Canada, Japan and India, that the ETI exclusion constitutes a prohibited export subsidy under WTO regulations. The United States' Government is currently reviewing its options in response to this ruling.

4.       SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                                 Nine Months Ended
                                                                    October 31,
                                                       ---------------------------------------
         Cash paid for:                                     2002                    2001
                                                       ----------------        ---------------
         (in thousands)
         --------------
          Interest                                             $ 9,508              $ 11,596
                                                       ================        ===============
          Income taxes                                         $96,035              $104,559
                                                       ================        ===============

         Details of businesses acquired in
         purchase transactions:

         (in thousands)
         --------------
          Fair value of assets acquired                        $42,039              $       -
          Less:  liabilities assumed                            16,454                      -
                                                       ----------------        ---------------
          Cash paid for acquisitions                            25,585                      -
          Less:  cash acquired                                   1,031                      -
                                                       ----------------        ---------------
          Net cash paid for acquisitions                       $24,554             $        -
                                                       ================        ===============

         Supplemental Noncash Investing
          and Financing Activities:

         (in thousands)
         --------------
         Issuance of Common Stock for the
          Employee Profit Sharing and
          Retirement Savings Plan                              $ 1,000                $ 2,800
                                                       ================        ===============


5.       INVENTORIES
         -----------


                                                      October 31,           January 31,           October 31,
         (in thousands)                                  2002                  2002                   2001
         --------------                           --------------------   ------------------    ---------------------
         Finished goods                                $655,853               $528,671               $605,534
         Raw materials                                   90,567                 67,779                 72,470
         Work-in-process                                 36,038                 18,722                 28,633
                                                  --------------------   ------------------    ---------------------
                                                        782,458                615,172                706,637
         Reserves                                        (4,526)                (3,519)                (3,885)
                                                  --------------------   ------------------    ---------------------
         Inventories, net                              $777,932               $611,653               $702,752
                                                  ====================   ==================    =====================


          LIFO-based inventories at October 31, 2002, January 31, 2002 and October 31, 2001 were $575,660,000, $481,716,000 and $544,868,000, with the current cost exceeding the LIFO inventory value by approximately $19,471,000, $18,971,000 and $19,432,000 at the end of
          each period. The LIFO valuation method had no effect on net earnings per diluted share for the three months ended October 31, 2002 and 2001. The LIFO valuation method had no effect on net earnings per diluted share for the nine months ended October 31, 2002 and had the effect of decreasing net earnings per diluted share by $0.01 for the nine months ended October 31, 2001.

6.        NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------

          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain other intangible assets no longer be amortized to earnings. In addition, the Company will be required to review goodwill and certain other intangible assets annually for potential impairment. With respect to goodwill amortization, the Company adopted SFAS No. 142 effective February 1, 2002. The result of the application of the non-amortization provisions of SFAS No. 142 for goodwill was not significant for the three and nine months ended October 31, 2002. During the second quarter of 2002, the Company completed its test for goodwill impairment and concluded that goodwill was not impaired.

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


7.        LONG-TERM DEBT
          --------------

          In July 2002, the Company, in a private transaction with various institutional lenders, issued, at par, $40,000,000 of 6.15% Series C Senior Notes Due July 18, 2009 and $60,000,000 of 6.56% Series D Notes Due July 18, 2012 with seven-year and 10-year lump sum repayments upon maturities. The proceeds of these issues are being and will be used by the Company for general corporate purposes, including seasonal working capital and to redeem the Company's $51,500,000 principal amount 7.52% Senior Notes due in January 2003. The Note Purchase Agreements require maintenance of specific financial covenants and ratios and limit certain changes to indebtedness and the general nature of the business, in addition to other requirements customary to such borrowings.

8.        FINANCIAL HEDGING INSTRUMENTS
          -----------------------------

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

          Hedging activity affected accumulated other comprehensive (loss) gain, net of income taxes as follows:


                                                          Three Months Ended                Nine Months Ended
                                                              October 31,                       October 31,
                                                  -------------------------------     -------------------------------
           (in thousands)                               2002              2001               2002              2001
           --------------                         -------------    --------------     -------------     -------------
           Balance at beginning of
            period                                  $ ( 993)            $ 6,758           $ 6,515           $   -
           Impact of adoption                            -                    -                 -             3,773
           Derivative gains
            transferred to earnings                  (1,029)             (1,485)           (4,510)           (2,966)
           Change in fair value                         556              (1,735)           (3,471)            2,731
                                                  -------------    --------------     -------------     -------------
           Balance at end of period                 $(1,466)            $ 3,538           $(1,466)          $ 3,538
                                                  =============    ==============     =============     =============


          The Company expects $776,000 of derivative losses included in accumulated other comprehensive income to be reclassified into earnings within the next 12 months. This amount may vary due to fluctuations in the yen exchange rate.

          The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 12 months.

          In July 2002, the Company entered into an interest-rate swap agreement to hedge the change in fair value of its fixed-rate obligation issued in July 2002. Under the swap agreement, the Company pays variable rate interest and receives fixed interest rate payments periodically over the life of the instrument. The Company accounts for its interest-rate swap as a fair value hedge and, therefore, recognizes gains or losses on the derivative instrument and the hedged item attributable to the hedged risk in earnings in the current period. Under SFAS No. 133, the ineffectiveness of a fair value hedge is required to be calculated. Ineffectiveness results when gains and losses on the hedged item are not completely offset by gains and losses in the hedge instrument. The Company determined that there is no ineffectiveness in the fair value hedge.

9.        EARNINGS PER SHARE
          ------------------

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

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:


                                                Three Months Ended             Nine Months Ended
                                                   October 31,                     October 31,
                                         ------------------------------  -------------------------------

            (in thousands)                     2002            2001             2002           2001
            --------------                     ----            ----             ----           ----
            Net earnings for basic
             and diluted EPS                 $35,184         $24,028          $100,607       $90,842
                                         ==============  ==============  ==============  ===============

            Weighted average shares
             for basic EPS                   145,137         145,273           145,450       145,743

            Incremental shares from
             assumed exercise of
             stock options                     2,929           4,841             3,596         5,303
                                         --------------  --------------  --------------  ---------------

            Weighted average shares
             for diluted EPS                 148,066         150,114           149,046       151,046
                                         ==============  ==============  ==============  ===============



          For the three months ended October 31, 2002 and 2001, there were 5,094,000 and 3,254,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2002 and 2001, there were 4,906,000 and 3,145,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect.


10.       COMPREHENSIVE EARNINGS
          ----------------------

          The components of comprehensive earnings were:

                                                  Three Months Ended                   Nine Months Ended
                                                     October 31,                          October 31,
                                           ---------------------------------    ----------------------------------
                                               2002               2001               2002               2001
                                               ----               ----               ----               ----
          (in thousands)
          --------------
          Net earnings                       $35,184            $24,028            $100,607            $90,842
          Other comprehensive
           gain(loss):
           Cash flow hedging
            instruments, net of tax           (  473)            (3,220)            (7,981)              3,538
           Foreign currency
            translation adjustments           (4,919)             4,125             18,100              (8,372)
                                           --------------    ---------------    ----------------    --------------
          Comprehensive earnings             $29,792            $24,933           $110,726             $86,008
                                           ==============    ===============    ================    ==============


          Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

11.       OPERATING SEGMENTS
          ------------------

          The Company's reportable segments are: U.S. Retail, International Retail, Direct Marketing and Specialty Retail (see Management's Discussion and Analysis of Financial Condition and Results of Operations for an overview of the Company's business). Effective October 1, 2002 the Company established the Specialty Retail segment to include the consolidated results of Little Switzerland, Inc., as well as the consolidated results from any future ventures operated under non-TIFFANY & CO. brand trademarks or trade names. The Company's other reportable segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. In deciding how to allocate resources and assess performance, the Company's Executive Officers regularly evaluate the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of intersegment sales and transfers.


          Certain information relating to the Company's reportable segments is set forth below:


                                                        Three Months Ended                      Nine Months Ended
                                                            October 31,                            October 31,
                                               ---------------------------------     --------------------------------------
           (in thousands)                               2002              2001                2002                  2001
           --------------                               ----              ----                ----                  ----
           Net sales:
             U.S. Retail                       $     168,493      $     152,068      $        521,381       $     497,243
             International Retail                    156,281            147,220               452,381             444,217
             Direct Marketing                         37,337             33,786               109,905              99,316
             Specialty Retail                          3,922                  -                 3,922                   -
                                               ---------------    ---------------    -----------------      ---------------
                                               $     366,033      $     333,074      $      1,087,589       $   1,040,776
                                               ===============    ===============    =================      ===============
          Earnings(losses) from
          operations*:
             U.S. Retail                       $      27,363      $      23,990      $        103,461      $      104,594
             International Retail                     44,897             41,751               133,151             122,529
             Direct Marketing                          4,085              1,553                15,813               6,913
             Specialty Retail                          ( 972)                 -                 ( 972)                  -
                                               ---------------    ---------------    ------------------    ----------------
                                               $      75,373      $      67,294      $        251,453      $      234,036
                                               ===============    ===============    ==================    ================


         * Represents earnings from operations before unallocated corporate expenses and interest and other expenses, net.

          Executive Officers of the Company evaluate the performance of the Company's assets related to the operations under the TIFFANY & CO.
          brand trademarks or tradenames on an aggregate basis. Little Switzerland's assets are not signficant to the Company. Therefore, separate financial information for the Company's assets on a segment basis is not presented.

          ------------------------------

          The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:

                                                      Three Months Ended                         Nine Months Ended
                                                          October 31,                               October 31,
                                              ------------------------------------    ----------------------------------------
          (in thousands)                              2002                2001                 2002                  2001
          --------------                              ----                ----                 ----                  ----
          Earnings from
           operations for
           reportable segments                  $   75,373           $   67,294          $   251,453         $     234,036
          Unallocated
           corporate expenses                      (25,460)             (21,253)             (83,896)              (73,104)

          Other expenses, net                       (5,446)              (5,993)             (14,052)               (9,527)
                                              ----------------    ----------------    -----------------    -------------------
          Earnings before
           income taxes                         $   44,467           $   40,048          $   153,505         $     151,405
                                              ================    ================    =================    ===================


12.       SUBSEQUENT EVENTS
          -----------------

          In November 2002, the Company announced that it will no longer solicit new employee service award programs through its Business Sales division and will phase out of the service award business as its existing customer commitments are satisfied. Sales affected by this action represent less than $30,000,000 annually, or less than half of the Business Sales division's sales. The Company expects to record a pre-tax charge of approximately $1,300,000 in the fourth quarter ending January 31, 2003 primarily related to employee separation costs.

          On November 21, 2002, the Company's Board of Directors declared a quarterly dividend of $0.04 per share. This dividend will be paid on January 10, 2003 to stockholders of record on December 20, 2002.

PART I.  Financial Information
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company operates four channels of distribution. U.S. Retail includes retail sales in Company-operated TIFFANY & CO. stores in the U.S. International Retail primarily includes retail sales in Company-operated TIFFANY & CO. stores and boutiques in markets outside the U.S., as well as a limited amount of business-to-business sales, Internet sales and wholesale sales of TIFFANY & CO. products to independent retailers and distributors in certain of those markets. Direct Marketing includes business-to-business, catalog and Internet sales of TIFFANY & CO. products in the U.S. Specialty Retail includes the retail sales made in Little Switzerland, Inc. stores, which the Company acquired in October, 2002. For the most part, Little Switzerland sells non-TIFFANY & CO. products, but does sell certain TIFFANY & CO. merchandise in certain of its stores.


All references to years relate to the fiscal year that ends on January 31 of the following calendar year.


In the three months (third quarter) ended October 31, 2002, net sales increased 10% to $366,033,000. In the nine months (year-to-date) ended October 31, 2002, net sales increased 4% to $1,087,589,000. The Company's reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar. Therefore, on a constant-exchange-rate basis, net sales increased 10% in the third quarter and 5% in the year-to-date; worldwide comparable store sales rose 3% in the third quarter and declined 1% in the year-to-date. Net earnings rose 46% to $35,184,000 in the third quarter (which included a non-recurring tax benefit - see "Provision for Income Taxes") and rose 11% to $100,607,000 in the year-to-date.


Certain operating data as a percentage of net sales were as follows:

                                 Three Months                    Nine Months
                               Ended October 31,              Ended October 31,
                              -------------------            -------------------
                               2002        2001                2002       2001
                              -------------------            -------------------
Net sales                     100.0%      100.0%              100.0%     100.0%
Cost of sales                  41.0        42.1                41.0       42.5
                              -------------------            -------------------
Gross profit                   59.0        57.9                59.0       57.5
Selling, general
  and administrative expenses  45.3        44.1                43.6       42.1
                              ------------------             -------------------
Earnings from operations       13.6        13.8                15.4       15.4
Other expenses, net             1.5         1.8                 1.3        0.9
                              ------------------             -------------------
Earnings before income taxes   12.1        12.0                14.1       14.5
Provision for income taxes      2.5         4.8                 4.9        5.8
                              ------------------             -------------------
Net earnings                    9.6%        7.2%                9.3%       8.7%
                              ==================             ===================

Note: Columns may not add due to rounding.

Net Sales
---------

Net sales by channel of distribution were as follows:

                                    Three Months         Nine Months
                                  Ended October 31,     Ended October 31,
                                ------------------- ---------------------
(in thousands)                      2002      2001       2002       2001
--------------                  ------------------- ---------------------
U.S. Retail                     $168,493  $152,068 $  521,381 $  497,243
International Retail             156,281   147,220    452,381    444,217
Direct Marketing                  37,337    33,786    109,905     99,316
Specialty Retail                   3,922         -      3,922          -
                                ----------------------------------------
                                $366,033  $333,074 $1,087,589 $1,040,776
                                ================== =====================

U.S. Retail sales increased 11% in the third quarter and 5% year-to-date. Comparable store sales rose 9% in the third quarter and 3% year-to-date. Sales in the New York flagship store increased 10% in the third quarter and rose fractionally year-to-date, while comparable branch store sales increased 8% in the third quarter and 3% year-to-date. The increases in the third quarter were primarily due to a higher number of customers and transactions, which occurred following the one-year anniversary of September 11, 2001. Sales increased to both local customers and tourists.

International Retail sales increased 6% in the third quarter and 2% year-to-date (increases of 6% and 4% on constant-exchange-rate bases). In Japan, total retail sales in local currency rose 1% in the third quarter and rose fractionally year-to-date, primarily reflecting a decline in jewelry unit volume offset by an increased average price per unit sold and new store openings; comparable store sales in local currency declined 7% in both the third quarter and year-to-date. The Company is in the process of repositioning its merchandising and marketing efforts in Japan to mitigate the effect of declining engagement ring sales, which have resulted from lessened demand in the overall market for such products.

In 2001, the Company signed new distribution agreements with Mitsukoshi Ltd. of Japan ("Mitsukoshi"), whereby TIFFANY & CO. boutiques will continue to operate within Mitsukoshi's stores in Japan until at least January 31, 2007. Prior agreements expired in 2001. The new agreements largely continue the principles on which Mitsukoshi and Tiffany have been cooperating since 1993, when the relationship was last renegotiated. The main agreement, which will expire on January 31, 2007, covers the continued operation of 24 TIFFANY & CO. boutiques. Separate agreements cover the operation of a freestanding TIFFANY & CO. store on Tokyo's Ginza. Under the new agreements, the Company is not restricted from further expansion of its Tokyo operations. Under the main agreement, the Company pays to Mitsukoshi a percentage of certain sales; this percentage is lower than under the prior agreements. There will be a further reduction in fees paid to Mitsukoshi in 2003 and beyond, as the Company employs increasing numbers of its own personnel in certain boutiques.

In   non-U.S.   markets   outside  of  Japan,   comparable   store  sales  on  a
constant-exchange-rate basis in the third quarter and year-to-date increased 1% and 2% in the Asia-Pacific region and increased 9% and declined 3% in Europe.

Year-to-date, the Company opened U.S. stores in Bellevue, Washington, East Hampton, New York, St. Louis, Missouri and Orlando, Florida and, internationally, opened department-store boutiques in Japan (2), Korea and Taiwan. In November 2002, the Company opened a new U.S. store in Honolulu, Hawaii (which replaced two hotel-boutiques) and, internationally, a department-store boutique in Paris, France. In total, worldwide retail gross square footage has increased 6% in 2002.

Direct Marketing sales increased 11% in both the third quarter and year-to-date. Business Sales division sales rose 1% and declined 5% in those periods reflecting a decline in the average size per order. Combined Internet/catalog sales rose 19% and 27% in those periods due to strong growth in Internet sales that primarily resulted from a higher number of orders.

In November 2002, the Company announced that it will no longer solicit new employee service award programs through its Business Sales division and will phase out of the service award business as existing customer commitments are satisfied. Service award programs are used by employers to commemorate employees' anniversaries with gifts. Tiffany's Business Sales division will continue to offer a range of business gifts, as well as event-related trophies and other awards. Sales affected by this action represent less than $30 million annually, or less than half of the Business Sales division's sales. The Company expects to take a related pre-tax charge of approximately $1.3 million in its fourth quarter ending January 31, 2003 primarily related to employee separation costs.

The Company has established a new channel of distribution, "Specialty Retail," to include the consolidated results of Little Switzerland, Inc., (effective October 1, 2002) as well as the results from any future ventures controlled by the Company and which will operate under non-TIFFANY & CO. trademarks or trade names. At October 31, 2002, the Company owned 98% of Little Switzerland. Specialty Retail sales were $3,922,000 in the third quarter of 2002.

Gross Profit
------------
Gross profit as a percentage of net sales ("gross margin") in the third quarter and year-to-date was higher than the prior year. Management attributes the increases largely to favorable shifts in sales mix, as well as to improved efficiencies in product manufacturing and sourcing and selective price increases.

The Company's hedging program uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations, and the Company adjusts its retail prices in Japan from time to time to address longer-term changes in the yen/dollar relationship and local competitive pricing. Management's ongoing strategy and objectives include achieving further product manufacturing/sourcing efficiencies, leveraging its fixed costs and implementing selective price adjustments in order to maintain the Company's gross margin at, or above, prior year levels. However, for the fourth quarter of 2002, management expects a modest year-over-year decline in gross margin, due to an expected shift in sales mix, as well as the effect of consolidating the sales of Little Switzerland, which achieves a gross margin below the Company's average.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------
SG&A rose 13% in the third quarter and 8% year-to-date. The increases were largely due to incremental depreciation, staffing and occupancy expenses related to the Company's overall worldwide expansion, as well as higher marketing expenses in the third quarter to support the launch of a new collection of watches. As a percentage of net sales, SG&A rose in both periods due to insufficient sales growth to absorb the rate of increase in fixed expenses. Management's longer-term objective is to reduce this ratio by leveraging anticipated improved rates of sales growth against the Company's fixed-expense base.

Other Expenses, Net
-------------------
Other expenses, net in the third quarter were lower than the prior year due to lower interest expense resulting from the effect of the capitalization of interest costs related to the Company's construction of its 266,000 square foot customer fulfillment/distribution center ("CFC") in Hanover Township, New Jersey, effective in the first quarter of 2002. In addition, interest expense rose in 2001 primarily due to construction costs and the conversion of an operating lease into a capital lease. Other expenses, net year-to-date were higher than the prior year primarily due to a pretax gain in the first quarter of 2001 of $5,257,000, based on the Company's equity interest in Aber Diamond Corporation ("Aber"), a publicly-traded company headquartered in Canada, which sold its interest in the Snap Lake Project to De Beers Canada Mining, Inc. in February 2001.

Provision for Income Taxes
--------------------------
The Company's effective tax rate was 20.9% in the third quarter and 34.5% year-to-date, compared with 40.0% in the corresponding prior-year periods. The rate in the third quarter includes the effect of a non-recurring tax benefit of $8,015,000, principally reflecting the recognition of the cumulative U.S. tax benefits as provided by the Extraterritorial Income Exclusion Act of 2000 ("ETI") provision of the Internal Revenue code.

In November 2000, the United States Government repealed the tax provisions associated with Foreign Sales Corporations ("FSC") and enacted, in their place, the ETI, certain provisions of which differed from those governed by the FSC regulations. The ETI provides for the exclusion from United States income tax certain extraterritorial income from the sale of qualified United States origin goods. Qualified United States origin goods are generally defined as those wherein not more than 50% of the fair market value (including intangible values) is attributable to foreign content or value added outside the United States. The Company determined in the third quarter that this tax benefit was applicable to its operations and, therefore, has recognized a tax benefit in the quarter. The Company expects the effective tax rate for the fourth quarter to be 38.9%.

It is unknown if this benefit will continue to be available to the Company in the future, as the World Trade Organization ("WTO") ruled in January 2002 in favor of a complaint by the European Union, and joined by Canada, Japan and India, that the ETI exclusion constitutes a prohibited export subsidy under WTO regulations. The United States Government is currently reviewing its options in response to this ruling.

New Accounting Standards
------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain other intangible assets no longer be amortized to earnings. In addition, the Company is required to review goodwill and certain other intangible assets annually for potential impairment. With respect to goodwill amortization, the Company adopted SFAS No. 142 effective February 1, 2002. The result of the application of the non-amortization provisions of SFAS No. 142 for goodwill was not significant for the three months and nine months ended October 31, 2002. During the second quarter of 2002, the Company completed its test for goodwill impairment and concluded that goodwill was not impaired.

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

The Company achieved a net cash inflow from operating activities of $32,908,000 in the nine months ended October 31, 2002 compared with an inflow of $19,818,000 in the prior year.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $724,625,000 and 3.2:1 at October 31, 2002 compared with $637,503,000 and 3.0:1 at January 31, 2002 and $639,385,000 and 2.8:1 at October 31, 2001.

Accounts receivable, less allowances at October 31, 2002 were 2% below January 31, 2002 and 3% below October 31, 2001.

Inventories, net at October 31, 2002 were 27% above January 31, 2002 and 11% above October 31, 2001. Finished goods inventories increased due to lower-than-expected sales, new store openings and expanded product offerings (including a new collection of watches); higher raw material and work-in-process inventories were necessary to support the expansion of internal manufacturing activities. In addition, $37,000,000 of the increase was due to the acquisition of Little Switzerland and the resulting consolidation of its inventories at October 31, 2002. The translation effect of a weakening U.S. dollar also contributed to the growth of inventory versus January 31, 2002. Management expects that inventory levels at the end of 2002 will be higher than at the end of 2001 due to anticipated sales growth, new stores, product introductions (including a new watch collection) and the acquisition of Little Switzerland. The Company's ongoing inventory objectives are to continue to refine: worldwide replenishment systems; the specialized disciplines of product development, category management and sales demand forecasting; presentation and management of inventory assortments in each store; and warehouse management and supply-chain logistics.

Capital expenditures of $175,319,000 in the nine months ended October 31, 2002 compared with $135,780,000 in the prior year. Expenditures for 2002 are expected to be approximately $250,000,000. Capital expenditures in 2002 are supporting the opening, renovation and expansion of stores, expansion of distribution and manufacturing facilities and ongoing investments in new systems. In addition, in the third quarter of 2002, the Company acquired the property housing its store on Old Bond Street in London and an adjacent building in order to proceed with a renovation and reconfiguration of the interior retail selling space. The cost to purchase the London buildings was approximately $43,000,000 and construction is expected to commence in the first half of 2003 and be completed in the second half of 2004.

In 2001, the Company commenced construction of its CFC that will fulfill direct shipments to retail, catalog, Internet and business sales customers. Upon completion of the CFC, the Company's 370,000 square foot Parsippany, New Jersey customer service/distribution center and administrative office facility ("CSC") will be used primarily to replenish retail store inventories. The CFC is scheduled to open in late-2003 and the Company estimates that the overall cost of that project will be approximately $98,500,000, of which $63,320,000 has been incurred to date. In 2000, the Company began a four-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. The new second floor opened in November 2001 and provides an expanded presentation of engagement and other jewelry.

In addition, in conjunction with the New York store project, the Company relocated its after-sales service functions to a new location and relocated several of its administrative functions. The Company has spent $52,476,000 to date for the New York store and related projects. Based on current plans, the Company estimates that the overall cost of these projects will be approximately $95,000,000.

In August 2002, TSAC Corp., an indirect wholly-owned subsidiary of the Company, entered into a stock purchase agreement with several parties to purchase their shares of common stock of Little Switzerland, Inc. ("Little Switzerland"), representing approximately 12% of Little Switzerland's outstanding common stock, at $2.40 per share. As a condition to that agreement, TSAC Corp. also commenced a cash tender offer to acquire the balance of the outstanding shares of Little Switzerland's common stock at $2.40 per share. The offer (following an extension of the offering period) expired on October 25, 2002. The merger was completed on November 20, 2002. The total amount of funds required to purchase all of the outstanding shares of Little Switzerland, other than those already owned by the Company but including the shares acquired pursuant to the stock purchase agreement, and related fees and expenses is expected to total $27,100,000. In 2001, the Company made an equity investment in Little Switzerland by purchasing 7,410,000 newly-issued shares of common stock, which represented approximately 45% of Little Switzerland's shares, at a cost of $9,546,000. The Company also provided a loan of $2,500,000.

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

In September 2000, the Board of Directors extended the Company's original stock repurchase program until November 2003. The program was initially authorized in November 1997 for the repurchase of up to $100,000,000 of the Company's Common Stock in the open market over a three-year period. That authorization was superseded in September 2000 by a further authorization of repurchases of up to $100,000,000 of the Company's Common Stock in the open market. The timing and actual number of shares repurchased depend on a variety of factors such as price and other market conditions. In the nine months ended October 31, 2002, the Company repurchased and retired 950,000 shares of Common Stock at a cost of $26,195,000, or an average cost of $27.57 per share. At October 31, 2002, $32,427,000 of purchase authority remained available for future share repurchases.

In 1999, the Company made a strategic investment in Aber by purchasing 8 million unregistered shares of its common stock, which represents approximately 14.7% of Aber's outstanding shares, at a cost of $70,636,000. Aber holds a 40% interest in the Diavik Diamonds Project in Canada's Northwest Territories, an operation being developed to mine diamonds. Production is expected to commence in the first quarter of 2003. In addition, the Company has entered into a diamond purchase agreement with Aber whereby the Company has the obligation to purchase, subject to the Company's quality standards, a minimum of $50,000,000 of diamonds per year for 10 years. It is expected that this commercial relationship will enable the Company to secure a considerable portion of its future diamond needs. The Company is in the process of establishing the necessary facilities in Yellowknife, Canada and Antwerp, Belgium to handle the receipt and sorting of diamonds and a portion of the subsequent cutting and polishing operations.

The Company's sources of working capital are internally-generated cash flows and borrowings available under a multicurrency revolving credit facility ("Credit Facility"). In November 2001, the Credit Facility was amended to increase the borrowing limit from $160,000,000 to $200,000,000 and the number of banks from five to six. The Credit Facility entitles the Company to borrow $38,750,000 from each of three banks, $25,000,000 from one bank, $15,000,000 from another bank and $43,750,000 from an agent bank. All borrowings are at interest rates based on a prime rate or a reserve-adjusted LIBOR and are affected by local borrowing conditions. The Credit Facility expires in November 2006.

Management anticipates that internally-generated cash flows, funds available under the Credit Facility and the proceeds from the Senior Notes offering will be sufficient to support the Company's planned worldwide business expansion and seasonal working capital increases that are typically required during the third and fourth quarters of the year.

Net-debt (short-term borrowings plus the current portion of long-term debt plus long-term debt less cash and cash equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $315,069,000 and 22% at October 31, 2002, compared with $97,292,000 and 9%
at January 31, 2002 and $244,475,000 and 20% at October 31, 2001.

The Company's contractual cash obligations and commercial commitments at October 31, 2002 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2002.

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

The Company uses foreign currency-purchased put options, primarily yen, and, to a lesser extent, foreign-exchange forward contracts, to minimize the impact of a significant strengthening of the U.S. dollar on foreign currency-denominated transactions. Gains or losses on these instruments substantially offset losses or gains on the assets, liabilities and transactions being hedged. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

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

Risk  Factors
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (ii) that consumer spending does not decline substantially during the fourth quarter of any year; (iii) that unsettled regional and/or global conflicts do not result in military and/or terrorist activities creating long- or short-term disruptions to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Company operates retail stores or to the Company's ability to operate in those regions; (iv) that sales in Japan will not decline substantially; (v) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (vi) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores in which TIFFANY & CO. boutiques are located; (vii) that Mitsukoshi's ability to continue as a leading department store operator in Japan will continue; (viii) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (ix) that the wholesale market for high-quality cut diamonds will provide continuity of supply and pricing; (x) that the investment in Aber achieves its financial and strategic objectives; (xi) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations; (xii) that warehousing and distribution productivity and capacity can be further improved to support the Company's worldwide distribution requirements; (xiii) that new stores and other sales locations can be leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (xiv) that the Company can successfully improve the results of Little Switzerland and achieve satisfactory results from any future ventures into which it enters that are operated under non-TIFFANY & CO. trademarks or trade names; and (xv) that the Company's expansion plans for retail and direct selling operations and merchandise development, production and management can continue to be executed without meaningfully diminishing equity in the TIFFANY & CO. brand.

PART I   FINANCIAL INFORMATION

Item 4.  Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures

     Within 90 days before filing this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in Internal Controls

     Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

(a) Exhibits:

          10.106 Amended and  Restated  Tiffany and Company  Executive  Deferral
                 Plan originally made effective October 1, 1989, as amended effective January 1, 2003.

(b) Reports on Form 8-K:

          On August 13, 2002 Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing Registrant's intent to acquire the outstanding shares of Little Switzerland, Inc.

          On August 13, 2002, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing second quarter results for the period ended July 31, 2002.

          On August 14, 2002, Registrant filed a Report on Form 8-K in accordance with Order No. 4-460 and pursuant to Section 21 (a) (1) of the Securities and Exchange Act of 1934, reporting the filing of sworn statements by the Registrant's principal executive officer and the principal financial officer. Copies of each written statement were furnished as Exhibits 99.1 and 99.2 to the report.

          On September 11, 2002, Registrant filed a Report on Form 8-K attaching the Certifications (pursuant to 18 U.S.C. Section 1350) of the principal executive officer and principal financial officer relating to Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 2002. Copies of each written certification were furnished as Exhibits 99.1 and 99.2 to the report.

          On October 11, 2002, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing Registrant's purchase of the building housing its London store.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   TIFFANY & CO.
                                                   (Registrant)


Date: December 12, 2002                     By:    /s/ James N. Fernandez
                                                   ---------------------------
                                                   James N. Fernandez
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (principal financial officer)

                                 CERTIFICATIONS

I, Michael J. Kowalski, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Tiffany & Co.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



December 12, 2002                   Michael J. Kowalski
                                    -------------------------------------
                                    Michael J. Kowalski
                                    President and Chief Executive Officer

I, James N. Fernandez., certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Tiffany & Co.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



December 12, 2002            /s/ James N. Fernandez
                             --------------------------------------------------
                             James N. Fernandez
                             Executive Vice President - Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION

10.106 Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as amended effective January 1, 2003.