Form 10-K
period 2003-01-31
TIFFANY & CO
filed 2003-04-08
CIK 98246

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-K

                                   ---------

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

                                  OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                           COMMISSION FILE NO. 1-9494

                                 TIFFANY & CO.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           13-3228013
          (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                            Identification No.)



       727 FIFTH AVENUE, NEW YORK, NEW YORK                                10022
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

      Common Stock, $.01 par value per share                      New York Stock Exchange
               Stock Purchase Rights                              New York Stock Exchange

                                   ---------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [ ]     No [X]

     As of July 31, 2002 the aggregate market value of the registrant's voting and non-voting stock held by non-affiliates of the registrant was approximately $3,546,038,810 using the closing sales price on this day of $24.64. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters below.

     As of March 25, 2003, the registrant had outstanding 144,832,574 shares of its common stock, $.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant's Annual Report to Stockholders for the Fiscal Year Ended January 31, 2003 (Parts I, II and IV) and Registrant's Proxy Statement Dated April 8, 2003 (Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K, and the documents which are incorporated by reference, contain certain "forward-looking statements" concerning the Registrant's objectives and expectations regarding store openings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Registrant's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Registrant and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Registrant will achieve the objectives and expectations communicated by management: (i) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (ii) that consumer spending does not decline substantially during the fourth quarter of any year; (iii) that unsettled regional and/or global conflicts do not result in military and/or terrorist activities creating long-or short-term disruptions to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Registrant operates retail stores nor to the Registrant's ability to operate in those regions; (iv) that sales in Japan will not decline substantially; (v) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (vi) that Mitsukoshi Ltd. of Japan and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores in which TIFFANY & CO. retail locations are located; (vii) that Mitsukoshi's ability to continue as a leading department store operator in Japan will continue; (viii) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (ix) that the wholesale market for high-quality cut diamonds will provide continuity of supply and pricing; (x) that the investment in Aber Diamond Corporation achieves its financial and strategic objectives; (xi) that new systems, particularly for inventory management, can be successfully integrated into the Registrant's operations;
(xii) that warehousing and distribution productivity and capacity can be further improved to support the Registrant's worldwide distribution requirements; (xiii) that new stores and other sales locations can be leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (xiv) that the Registrant can successfully improve the results of Little Switzerland, Inc. and achieve satisfactory results from any future ventures into which it enters that are operated under non-TIFFANY & CO. trademarks or trade names; and (xv) that the Registrant's expansion plans for retail and direct selling operations and merchandise development, production and management can continue to be executed without meaningfully diminishing the distinctive appeal of the TIFFANY & CO. brand.

         The Registrant disclaims any obligation to publicly update or revise any of its forward-looking statements to reflect subsequent events or circumstances.



-PAGE 2-                               TIFFANY & CO. REPORT ON FORM 10-K FY 2002

         The Registrant maintains a website at www.tiffany.com where investors and other interested parties may obtain financial and other important information, including the Registrant's periodic reports to the SEC.

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

         Registrant's segment information for the fiscal years ended January 31, 2003, 2002 and 2001 is incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2003 (Note R. "Segment Information"). Executive Officers of the Company evaluate the performance of the Company's assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not available.

         (c)      Narrative description of business.

         As used below, the terms "Fiscal 2000", "Fiscal 2001" and "Fiscal 2002" refer to the fiscal years ended on January 31, 2001, 2002 and 2003, respectively. Registrant is a holding company, and conducts all business through its subsidiary corporations.

                                    Products

         Registrant's principal product categories are fine jewelry, timepieces, sterling silver goods, china, crystal, stationery, fragrances and personal accessories.

         Registrant offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. In Fiscal 2000, 2001 and 2002, approximately 78%, 79% and 80%, respectively, of Registrant's net sales were attributable to jewelry. See Merchandise Purchasing, Manufacturing and Raw Materials below. Designs are developed by employees, suppliers, independent designers and independent "name" designers. See Designer Licenses below.

         In addition to jewelry, the Company sells TIFFANY & CO. brand merchandise in the following categories: timepieces and clocks; sterling silver merchandise, including flatware, hollowware (tea and coffee services, bowls, cups and trays), trophies, key holders, picture frames and desk accessories; stainless steel flatware; crystal, glassware, china and other tableware; custom



-PAGE 3-                               TIFFANY & CO. REPORT ON FORM 10-K FY 2002
engraved stationery; writing instruments; and fashion accessories. Fragrance products are sold under the trademarks TIFFANY, PURE TIFFANY and TIFFANY FOR MEN. Tiffany also sells other brands of timepieces and tableware in its U.S. stores.

                           Distribution and Marketing

Channels of Distribution

         For financial reporting purposes, Registrant categorizes its sales as follows:

                  U.S. Retail consists of retail sales transacted in Tiffany-operated stores in the United States(1) (see U.S. Retail below);

                  Direct Marketing consists of U.S. business-to-business, direct mail catalog and Internet sales (see Direct Marketing below);

                  International Retail consists of both retail and wholesale sales to customers located outside the United States, as well as a limited amount of business-to-business sales and Internet sales (see International Retail below); and

                  Specialty Retail consists of retail sales transacted in Little Switzerland, Inc. stores and through other existing or future ventures involving sales of merchandise under non-TIFFANY trademarks and trade names.

U.S. Retail

                               Fifth Avenue Store

         Tiffany's Fifth Avenue store in New York accounts for a significant portion of the Company's sales and is the focal point for marketing and public relations efforts. Approximately 12%, 11% and 10% of total Company net sales for Fiscal 2000, 2001 and 2002, respectively, were attributable to the New York store's retail sales. In Fiscal 2000, the Company commenced a multiyear renovation and reconfiguration project to increase the store's selling space and provide additional floor space for customer service and special exhibitions. An additional selling floor was opened in November 2001 and, over the next three years, renovations of other existing selling space will be completed.

----------
(1) By the first quarter of Fiscal 2000 the Company had discontinued its wholesale sales of jewelry, tabletop product and fragrances to third party retailers in the United States. This change has not had a significant impact on sales or profits and has enabled the Company to better manage the TIFFANY & CO. brand and to focus management efforts on Tiffany-operated stores in the U.S.



-PAGE 4-                               TIFFANY & CO. REPORT ON FORM 10-K FY 2002

                               U.S. Branch Stores

         At January 31, 2003, in addition to its New York Fifth Avenue store, Tiffany had 46 branch stores in the United States. The following table identifies the location and year of opening of each U.S. branch store:

                           U.S. BRANCH STORE OPENINGS

                                     YEAR                                        YEAR
STORE LOCATION                      OPENED     STORE LOCATION                   OPENED
--------------                      ------     --------------                   ------
San Francisco, California            1963      Chestnut Hill, Massachusetts       1997
Houston, Texas                       1963      Cincinnati, Ohio                   1997
Beverly Hills, California            1964      Palo Alto, California              1997
Chicago, Illinois                    1966      Denver, Colorado                   1998
Atlanta, Georgia                     1969      Las Vegas, Nevada                  1998
Dallas, Texas                        1982      Manhasset, New York                1998
Boston, Massachusetts                1984      Seattle, Washington                1998
Costa Mesa, California               1988      Scottsdale, Arizona                1998
Philadelphia, Pennsylvania           1990      Century City, California           1999
Vienna, Virginia                     1990      Dallas (NorthPark), Texas          1999
Palm Beach, Florida                  1991      Boca Raton, Florida                1999
Honolulu, Hawaii (Ala Moana)         1992      Tamuning, Guam +                   1999
San Diego, California                1992      Old Orchard, (Skokie) Illinois     2000
Troy, Michigan                       1992      Maui, Hawaii (Wailea)              2000
Bal Harbour, Florida                 1993      Greenwich, Connecticut             2000
Maui, Hawaii                         1994      Portland, Oregon                   2000
Oak Brook, Illinois                  1994      Tampa, Florida                     2001
King of Prussia, Pennsylvania        1995      Santa Clara (San Jose), California 2001
Short Hills, New Jersey              1995      Honolulu, Hawaii (Waikiki)++       2002
White Plains, New York               1995      Bellevue, Washington               2002
Hackensack, New Jersey               1996      East Hampton, New York             2002
Chevy Chase, Maryland                1996      St. Louis, Missouri                2002
Charlotte, North Carolina            1997      Orlando, Florida                   2002

+  Operated by Mitsukoshi (U.S.A.), Inc. until March 1999.

++ Replaced two previously existing Honolulu locations.

         Most of Tiffany's U.S. branch stores display a representative selection of merchandise, but none of them maintains the extensive selection carried by the New York store. Management currently contemplates the opening of new TIFFANY & CO. branch stores in the United States at the rate of approximately three to five per year. Management regularly evaluates potential markets for new TIFFANY & CO. stores with a view to the demographics of the area to be served, consumer demand and the proximity of other luxury brands and existing TIFFANY & CO. locations, recognizing that over saturation of that market could diminish the distinctive appeal of the TIFFANY & CO. brand. However, management believes that there are a significant number of


-PAGE 5-                               TIFFANY & CO. REPORT ON FORM 10-K FY 2002
locations remaining in the United States that meet the requirements of a TIFFANY & CO. location, particularly given a new smaller store format. Tiffany has entered into lease agreements to open additional branches in 2003 in Walnut Creek, California, Coral Gables, Florida and Tamuning, Guam. See Item 2. Properties below for further information concerning U.S. Retail store leases. U.S. TIFFANY & CO. branch stores range in size from approximately 1,500 to 16,000 gross square feet and total approximately 370,000 gross square feet. Prior to 1993, an average of approximately 45% of the floor space in each branch store was devoted to retail selling. Newer stores generally range from approximately 4,000 to 7,000 gross square feet and are designed to devote approximately 60-70% of total floor space to retail selling. Branch stores opened after 2001 feature a store design format of approximately 5,000 square feet in size and display primarily fine jewelry, with a select assortment of china and crystal giftware. The East Hampton location is approximately 3,000 square feet in size and represents the first "resort" store.

Direct Marketing

                             Business Sales Division

         Business Sales Division sales executives call on business clients throughout the United States, selling products drawn from the retail product line and items specially developed or sourced for the business market, including trophies and items designed for the particular customer. Price allowances are given to business account holders for certain purchases. Business Sales Division customers have typically purchased for business gift giving, employee service and achievement recognition awards, customer incentives and other purposes. During Fiscal 2002, the Company announced that it would discontinue its service award programs once existing customer commitments are satisfied.(2) Products and services are marketed through an organization of approximately 127 persons through advertising in newspapers and business periodicals and through the publication of special catalogs. Business account holders may also make gift purchases through the Company's Web site at www.tiffany.com.

                                    Catalogs

         Tiffany also distributes catalogs of selected merchandise to its proprietary list of retail mail and telephone customers and to mailing lists rented from third parties. SELECTIONS(R) catalogs are published, supplemented by COLLECTIONS and other catalogs.

                                    Internet

         The Company distributes a selection of more than 2,000 products through its Web site at www.tiffany.com. The Company expects to continue its expansion of merchandise selection and services on the site based on customer needs.

----------
(2) Service award programs represented approximately 14% of Direct Marketing Sales in Fiscal 2002.



-PAGE 6-                               TIFFANY & CO. REPORT ON FORM 10-K FY 2002

         The following table sets forth certain data with respect to mail, telephone and Internet order operations for the periods indicated:

                                                                                           Fiscal Year
                                                                            2000                2001                2002
                                                                            ----                ----                ----
Number of names on catalog mailing and Internet lists at
year-end (consists of customers who purchased by mail,
telephone or Internet prior to the applicable date)*:                  1,254,000           1,497,407           1,788,008

Total catalog mailings during fiscal year (in millions):                    24.7                25.9                24.0

Total mail, telephone or Internet orders received during                 406,680             492,538             614,610
fiscal year*:

*Fiscal 2000 has been restated to include orders received from e-commerce customers, which commenced in November 1999.

International Retail

         Stores and boutiques included in the International Retail channel of distribution are listed on the following page.



-PAGE 7-                               TIFFANY & CO. REPORT ON FORM 10-K FY 2002

                            International Locations

                 LOCATIONS OPERATED BY REGISTRANT'S SUBSIDIARIES

--------------------------------------------------------------------------------------------------------
                      JAPAN                                     ASIA-PACIFIC EXCLUDING JAPAN
   * Operated by Registrant's Subsidiaries with
                 Mitsukoshi, Ltd.
--------------------------------------------------------------------------------------------------------
Abeno, Kintetsu Department Store                          Australia: Melbourne, Collins Street
Chiba, Mitsukoshi Department Store *                      Australia: Sydney, Chifley Plaza
Fukuoka, Mitsukoshi *                                     China, Beijing, The Palace Hotel
Fukuoka, Mitsukoshi Department Store *                    Hong Kong: Causeway Bay, Lee Gardens
Ginza, Mitsukoshi Department Store *                      Hong Kong: Landmark Center
Hiroshima, Mitsukoshi Department Store *                  Hong Kong: Pacific Place
Ikebukuro, Mitsukoshi Department Store *                  Hong Kong: Peninsula Hotel
Ikebukuro, Tobu Department Store (Opened 3/03)            Hong Kong: Sogo Department Store
Kagoshima, Mitsukoshi Department Store *                  Korea: Seoul, Galleria Department Store
Kanazawa, Mitsukoshi *                                    Korea: Seoul, Hyundai Department Store
Kashiwa, Takashimaya Department Store                     Korea: Seoul, Hyundai Coex Department Store
Kawasaki, Saikaya Department Store                        Korea: Seoul, Lotte Downtown Department Store
Kobe, Daimaru Department Store                            Korea: Pusan, Paradise Hotel
Kobe, Mitsukoshi Department Store *                       Malaysia: Suria KLCC
Kochi, Daimaru Department Store                           Singapore: Ngee Ann City
Kokura, Izutsuya Department Store                         Singapore: Raffles Hotel
Koriyama, Usui Department Store                           Taiwan: Kaohsiung, Hanshin Department Store
Kumamoto, Tsuruya Department Store                        Taiwan: Taipei, Regent Hotel
Kurashiki, Mitsukoshi Department Store *                  Taiwan: Taipei, Sogo Department Store
Kyoto, Daimaru Department Store                           Taiwan: Taichung, Sogo Department Store
Kyoto, Takashimaya Department Store                       ----------------------------------------------
Matsuyama, Mitsukoshi Department Store *                                     EUROPE
Nagano, Mitsukoshi *                                      ----------------------------------------------
Nagoya Hoshigaoka, Mitsukoshi Dept. Store *               England: London, Old Bond Street
Nagoya, Mitsukoshi *(Opened 2/03)                         England: London, The Royal Exchange
Nagoya Sakae, Mitsukoshi Dept. Store *(Closed 2/03)       England: London, Harrod's Department Store
Nagoya, Takashimaya Department Store                      France: Paris
Nihonbashi, Mitsukoshi Department Store *                 France: Paris, LePrintemps Department Store
Niigata, Mitsukoshi Department Store *                    Germany: Frankfurt
Oita, Tokiwa Department Store                             Germany: Munich
Okayama, Tenmaya Department Store                         Italy: Florence
Okinawa, Mitsukoshi Department Store *                    Italy: Milan
Osaka, Mitsukoshi Department Store *                      Italy: Rome
Osaka, Takashimaya Department Store                       Switzerland: Zurich
Sagamihara, Isetan Department Store                       ----------------------------------------------
Sapporo, Mitsukoshi Department Store *                           CANADA AND CENTRAL/SOUTH AMERICA
Sapporo, Daimaru Dept. Store (Opened 3/03)                ----------------------------------------------
Sendai, Mitsukoshi Department Store *                     Canada: Toronto
Shinjuku, Isetan Department Store                         Mexico: Mexico City, Palacio Store, Polanco
Shinjuku, Mitsukoshi Department Store *                   Mexico: Mexico City, Palacio Store, Perisur
Shinsaibashi, Daimaru Department Store                    Mexico: Mexico City, Masaryk
Shizuoka, Matsuzakaya Department Store                    Brazil: Sao Paulo, Iguatemi Shopping Center
Tachikawa, Isetan Department Store
Takamatsu, Mitsukoshi Department Store *
Tokyo Bay, Ikspiari *
Tokyo, Ginza Flagship Store *
Tottori, Daimaru Department Store
Umeda, Daimaru Department Store
Utsunomiya, Tobu Department Store
Yokohama, Landmark Plaza, Mitsukoshi *
Yokohama, Mitsukoshi Department Store *
--------------------------------------------------------------------------------------------------------



-PAGE 8-                               TIFFANY & CO. REPORT ON FORM 10-K FY 2002

                            Business with Mitsukoshi

         On August 1, 2001, Registrant's wholly-owned subsidiary, Tiffany & Co. Japan Inc. ("Tiffany-Japan") entered into agreements with Mitsukoshi Ltd. of Japan ("Mitsukoshi"). These agreements continue long-standing commercial relationships that Registrant and its affiliated companies have had with Mitsukoshi.

         In the fiscal years ended January 31, 2001, 2002 and 2003, respectively, total Japan sales represented 28%, 28% and 26% of Registrant's net sales. Sales made in TIFFANY & CO. boutiques located in Mitsukoshi's stores constituted 16%, 15% and 13% of Registrant's net sales in those years.

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

         Mitsukoshi provides retail staff in "Standard Boutiques" and Tiffany-Japan provides retail staff in "Concession Boutiques." At present, there are 16 Standard Boutiques and 10 Concession Boutiques. Over the remaining term of the 2001 Agreement, one existing boutique is to close and five will be converted from Standard to Concession Boutiques. Risk of inventory loss varies depending on whether the boutique is a Standard Boutique or a Concession Boutique. Mitsukoshi bears responsibility for loss or damage to the merchandise in Standard Boutiques and Tiffany-Japan bears the risk in Concession Boutiques.

         Under the 93 Agreement, Mitsukoshi retained a portion (the "basic portion") of the net retail sales made in TIFFANY & CO. Boutiques. The basic portion varied depending on the type



-PAGE 9-                               TIFFANY & CO. REPORT ON FORM 10-K FY 2002
of Boutique and the retail price of the merchandise involved. Generally, however, Mitsukoshi's basic portion was 27% in Standard Boutiques and 20% in Concession Boutiques. These basic portions remained in effect under the 2001 Agreement through January 31, 2003.

         From February 1, 2003 through the expiration of the 2001 Agreement, Mitsukoshi's basic portion will be reduced by four percent in each category and increased by a factor that varies between zero and three percent depending upon the historic sales performance of the individual boutique in question. Thus, Registrant expects that the highest basic portion available to Mitsukoshi in any Standard Boutique during this time period will be 26% and for any Concession Boutique, not less than 17%.

         Under the 93 Agreement, Tiffany-Japan also paid Mitsukoshi an incentive fee of five percent of the amount by which boutique sales increased year-to-year, calculated on a per-boutique basis. Under the 2001 Agreement, the five-percent incentive fee is calculated only upon the increase above "Target Sales." Target Sales means a year-to-year increase that is greater than the lesser of (i) 10% or (ii) a sales goal set by Tiffany-Japan.

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

                 (The FSS Agreement and the 2001 FSS Agreement)

         Mitsukoshi, Tiffany-Japan and Tiffany entered into an Agreement dated February 23, 1996 (the "FSS Agreement") governing the operation of a 7,700 square foot TIFFANY & CO. store in premises (the "Premises") located in Tokyo's Ginza shopping district (the "Flagship Store"). Tiffany-Japan completed, at its cost, all necessary improvements to prepare the Premises and delivered the Premises to Mitsukoshi in May 1996. In June 1999, by Supplemental Agreement to the FSS Agreement, the parties expanded the Premises to approximately 12,000 square feet. The Premises are leased by a third party landlord to Tiffany-Japan for a fixed annual rental. Tiffany-Japan has paid a lease deposit of approximately $8 million to lease the Premises. That deposit is an unsecured indebtedness owed to Tiffany-Japan.

         On August 1, 2001, Mitsukoshi and Tiffany-Japan entered into the "2001 FSS Agreement" which replaced the FSS Agreement.

         Under both the FSS Agreement and the 2001 FSS Agreement, the Premises are subleased by Tiffany-Japan to Mitsukoshi on a percentage-of-sales basis (the "Sublease"). Tiffany-Japan bears all costs of operating the Premises. Tiffany-Japan selects and furnishes merchandise for display in the Flagship Store, prices the merchandise for retail sale, bears all risk of loss until the merchandise is sold to a customer and determines all issues of display, packaging, signage and advertising. Mitsukoshi acts for Tiffany-Japan in the sale of the merchandise, collects and holds the sales proceeds, makes credit available to customers, bears all credit losses and provides its point-of-sale transaction processing system (the "POS System"). Tiffany-Japan provides all



-PAGE 10-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002
necessary staff other than employees provided by Mitsukoshi in connection with the POS System. Management of the Flagship Store, other than with respect to the POS System, is the responsibility of Tiffany-Japan.

         After compensating Tiffany-Japan on a percentage-of-sales basis for Sublease rent and staffing, Mitsukoshi is allocated a percentage of net sales. Under the FSS Agreement, Mitsukoshi's percentage allocation was 8.3%. Under the 2001 FSS Agreement, Mitsukoshi's percentage allocation is 3%.

         The 2001 FSS Agreement is scheduled to expire on September 30, 2005, but will be extended until September 30, 2007, subject to renewal of the lease for the Premises by Tiffany-Japan and the landlord for the Premises.

                      (Other Transactions with Mitsukoshi)

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

                      International Wholesale Distribution

         Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in markets in Central/Latin/South American, Caribbean, Canadian, Asia-Pacific, Russian and Middle Eastern regions. Such sales represented 1.6% of total sales in Fiscal 2002.(3)

         Management anticipates continued expansion of international wholesale distribution in Central/Latin/South American, Caribbean and Asia-Pacific regions as markets are developed.

----------
(3) In fiscal years 2000 and 2001 the Company discontinued wholesale sales of jewelry and fragrance in Europe. This change has not had a significant impact on sales or profits and has enabled the Company to better manage the TIFFANY & CO. brand and to focus management efforts on Company-operated stores in Europe.



-PAGE 11-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

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

         The Company's commercial relationship with Mitsukoshi and Mitsukoshi's ability to continue as a leading department store operator have been and will continue to be substantial factors in the Company's continued success in Japan. Presently, TIFFANY & CO. boutiques are located in 26 Mitsukoshi department stores and other retail locations operated with Mitsukoshi in Japan. The Company also operates 24 boutiques primarily in department stores other than Mitsukoshi, in locations within Japan but outside of Tokyo, and plans to open more.

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

         Tiffany began its ongoing program of international expansion through proprietary retail stores in 1986 with the establishment of the London store. Company-operated international TIFFANY & CO. stores and boutiques range in size from approximately 400 to 14,000 gross square feet and total approximately 232,000 gross square feet devoted to retail purposes. The following chart details the growth in the Company's stores and boutiques since Fiscal 1987 on a worldwide basis:



-PAGE 12-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

  Worldwide TIFFANY & CO. Retail Locations Operated by Registrant's Subsidiary
                                    Companies

=======================================================================================================================
                            Americas and Europe                                           Asia-Pacific
-----------------------------------------------------------------------------------------------------------------------
                                 Canada,
                              Central/Latin
End of                           /South
Fiscal:           U.S.          Americas           Europe              Japan                Elsewhere             Total
-----------------------------------------------------------------------------------------------------------------------
 1987               8               0                 2                   0                     0                   10

 1988               9               0                 3                   0                     1                   13

 1989               9               0                 5                   0                     2                   16

 1990              12               0                 5                   0                     3                   20

 1991              13               1                 7                   0                     4                   25

 1992              16               1                 7                   7                     4                   35

 1993              16               1                 6                  37**                   5                   65

 1994              18               1                 6                  37                     7                   69

 1995              21               1                 6                  38                     9                   75

 1996              23               1                 6                  39                    12                   81

 1997              28               2                 7                  42                    17                   96

 1998              34               2                 7                  44                    17                  104

 1999              38               3                 8                  44                    17                  110

 2000              42               4                 8                  44                    21                  119

 2001              44               5                10                  47                    20                  126

 2002              47               5                11                  48                    20                  131
=======================================================================================================================

**Prior to July 1993, many TIFFANY & CO. boutiques in Japan were operated by Mitsukoshi (ranging from 21 in 1987 to 29 in 1993). See Business with Mitsukoshi above.

Specialty Retail

         In Fiscal 2002, the Company established this new channel of distribution to include the consolidated results of retail sales transactions in Little Switzerland, Inc. stores and the results of other existing or future ventures involving sales of merchandise under non-TIFFANY trademarks and trade names. Specialty retail sales accounted for 1.4 % of net sales in Fiscal 2002.

                            Little Switzerland, Inc.

         In October 2002, the Company, through a subsidiary, completed the acquisition of all the shares of Little Switzerland, Inc., a specialty retailer of brand name watches, jewelry, china, crystal and giftware. Little Switzerland stores are located on five Caribbean islands (St. Thomas (3); St. Maarten/St. Martin (2); Aruba (6); Curacao (1); and Barbados (1)) and in Florida (Key West
(3))



-PAGE 13-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002
and Alaska (Skagway (2); Juneau (1); and Ketchikan (1)), and appeal primarily to tourists from the United States. Little Switzerland sells primarily non-TIFFANY brand products, but certain stores carry selected TIFFANY & CO. merchandise.

                            Advertising and Promotion

         Tiffany regularly advertises primarily in newspapers and magazines and periodically conducts product promotional events. In Fiscal 2000, 2001 and 2002, Tiffany spent approximately $84.2 million, $86.4 million, and $101.9 million, respectively, on worldwide advertising, which include media, production, catalogs, promotional events and other related costs.

         Public Relations (promotional) activity is also a significant aspect of Registrant's business. Management believes that Tiffany's image is enhanced by a program of charity sponsorships, grants and merchandise donations. Donations are also made to The Tiffany & Co. Foundation, a private foundation organized to support other 501(c)(3) charitable organizations with efforts concentrated in the education and preservation of the arts and environmental conservation. The Company also engages in a program of retail promotions and media activities to maintain consumer awareness of the Company and its products. Each year, Tiffany publishes its well-known Blue Book which showcases fine jewelry and other merchandise. Tiffany's window displays are another important aspect of Tiffany's promotional efforts. John Loring, Tiffany's Design Director, is the author of numerous books featuring TIFFANY & CO. products. Registrant considers these and other promotional efforts important in maintaining Tiffany's image as an arbiter of taste and style.

                                   Trademarks

         The designations TIFFANY(R) and TIFFANY & CO.(R) are the principal trademarks of Tiffany, as well as serving as trade names. Through its subsidiaries, the Company has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO., as well as the TIFFANY BLUE BOX(R) and the color TIFFANY BLUE(R) for a variety of product categories in the United States and in other countries. Over the years, Tiffany has maintained a program to protect its trademarks and has instituted legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products. Tiffany has been generally successful in such actions and management considers that its United States trademark rights in TIFFANY and TIFFANY & CO. are strong. However, use of the designation TIFFANY by third parties (often small companies) on unrelated goods or services, frequently transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action. Despite the general fame of the TIFFANY and TIFFANY & CO. name and mark for the Company's products and services, Tiffany is not the sole person entitled to use the name TIFFANY in every category in every country of the world; third parties have registered the name TIFFANY in the United States in the food services category, and in a number of foreign countries in respect of certain product categories (including, in a few countries, the categories of fragrance, cosmetics, jewelry, eyeglass frames, clothing and tobacco products) under circumstances where Tiffany's rights were not sufficiently clear under local law, and/or where management concluded that Tiffany's foreseeable business interests did not warrant the expense of litigation.



-PAGE 14-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

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

         The designs of Ms. Peretti accounted for 15% of the Company's net sales in Fiscal 2000, 2001 and 2002. Merchandise designed by Ms. Picasso accounted for 3%, 3% and 4% of the Company's net sales in Fiscal 2000, 2001 and 2002.

         Registrant's operating results could be adversely affected were it to cease to be a licensee of either of these designers or should its degree of exclusivity in respect of their designs be diminished.

             Merchandise Purchasing, Manufacturing and Raw Materials

         Merchandise offered for sale by the Company is supplied from Tiffany's jewelry and silver goods manufacturing facility in Cumberland, Rhode Island and Tiffany's workshops in New York City and Pelham, New York; Parsippany, New Jersey; Salem, West Virginia; and Paris, France and through purchases and consignments from others. It is Registrant's long-term objective to continue its expansion of Tiffany's internal manufacturing operations. However, it is not expected that Tiffany will ever manufacture all of its needs. Factors to be considered in its decision to outsource manufacturing include product quality, gross margin improvement, access to or mastery of various jewelry-making skills and technology, support for alternative capacity and the cost of capital investments. The following table shows Tiffany's sources of jewelry merchandise, based on cost, for the periods indicated:

                                                                             Fiscal Years
               Jewelry Merchandise                             2000              2001             2002
                                                             --------          --------         --------
Produced by Tiffany                                             52%               49%              52%

Purchased from others                                           48                51               48
                                                             --------          --------         --------

Total                                                          100%              100%             100%
                                                             ========          ========         ========

         A substantial majority of non-jewelry merchandise is purchased from others.



-PAGE 15-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

         Gems and precious metals used in making Tiffany's jewelry may be purchased from a variety of sources. For the most part, purchases of such materials are from suppliers with which Tiffany enjoys long-standing relationships.

         Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 40%, 38% and 36% of Tiffany's net sales in Fiscal 2000, 2001 and 2002, respectively. Products containing one or more diamonds of one carat or larger accounted for less than 10% of net sales in each of those years. Tiffany purchases cut diamonds principally from four key vendors. Were trade relations between Tiffany and one or more of these vendors to be disrupted, the Company's sales would be adversely affected in the short term until alternative supply arrangements could be established. Diamonds of one carat or greater of the quality the Company demands are, on a relative basis, more difficult to acquire than smaller diamonds. Established sources for smaller stones would be more easily replaced in the event of a disruption in supply than would established sources for larger-sized stones.

         Except as noted above, Tiffany believes that there are numerous alternative sources for gems and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.

         In 1999, the Company made a 14.7% equity investment ($71 million) in Aber Diamond Corporation ("Aber"), a publicly-traded company headquartered in Canada, by purchasing 8 million unregistered shares of its common stock. Aber holds a 40% interest in the Diavik Diamonds Project in Northwest Canada. Under the Company's diamond purchase agreement with Aber, the Company is obligated to purchase at least $50 million in diamonds annually (in assortments of diamonds expected to cut/polish to the Company's quality standards) during the next 10 years. It is expected that Tiffany's alliance with Aber will enable the Company to secure a significant portion of its future diamond needs and start-up is expected in the first quarter of Fiscal 2003.

         Presently, the supply and price of rough (uncut and unpolished) diamonds in the principal world markets have been and continue to be significantly influenced by a single entity, the Diamond Trading Corporation (the "DTC") of De Beers Centenary AG, a Swiss corporation. The DTC continues to supply a significant portion of the world market for rough, gem-quality diamonds, notwithstanding that its historical ability to control supplies has been somewhat diminished due to changing politics in diamond-producing countries and revised contractual arrangements with independent mine operators. The DTC continues to exert a significant influence on the demand for polished diamonds through advertising and marketing efforts throughout the world and through the requirements it imposes on those who purchase rough diamonds from the DTC ("sight-holders").

         Historically, Tiffany has not purchased rough diamonds; in consequence, Tiffany has not purchased directly from the DTC. Some, but not all, of Tiffany's suppliers are DTC sight-holders, and it is estimated that 50% of the diamonds that Tiffany has purchased have had their source with the DTC.

         Tiffany expects to purchase rough diamonds from Aber and other sellers through its affiliated companies beginning in Fiscal 2003. In preparation, Tiffany has, through its affiliated companies, invested in building a diamond sorting and processing facility in Antwerp, Belgium and a diamond cutting/polishing facility in Yellowknife, The Northwest Territories of Canada. Rough diamonds will be exported to Belgium, where they will be sorted and evaluated for cutting. Some diamonds will be sent to Canada for cutting/polishing in Tiffany's facility. Other diamonds will be



-PAGE 16-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002
provided to contractors for cutting and return. In conducting these activities, it is Tiffany's intention to supply its own needs for cut/polished diamonds and hopes to minimize the number of rough or cut stones that prove unsatisfactory and must be sold to third parties. However, some such sales will be inevitable.

         The availability and price of diamonds to the DTC and Tiffany's suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. Sustained interruption in the supply of rough diamonds, an over-abundance of supply or a substantial change in the marketing arrangements described above could adversely affect Tiffany and the retail jewelry industry as a whole. Changes in the marketing and advertising policies of DTC and its direct purchasers could affect consumer demand for diamonds. Additionally, an affiliate of the DTC has formed a joint venture with an affiliate of a major luxury goods retailer for the purpose of retailing diamond jewelry. This joint venture has become a competitor of Tiffany. Further, the DTC has encouraged its sight-holders to engage in diamond brand development, which may also increase demand for diamonds and affect the supply of diamonds in certain categories.

         Increasing attention has been focused within the last few years on the issue of "conflict" diamonds. Conflict diamonds are extracted from war-torn regions and sold by rebel forces to fund insurrection. Allegations have been made in the press that diamonds are used as a source to further terrorist activities. Concerned participants in the diamond trade, including Tiffany and non-government organizations, seek to exclude such diamonds, which represent a small fraction of the world's supply, from legitimate trade through an international system of certification and legislative initiatives. It is expected that such efforts will not substantially affect the supply of diamonds. However, in the near term, efforts by these non-governmental organizations to increase consumer awareness of the issue and encourage legislative response could affect consumer demand for diamonds.

         Finished jewelry is purchased from approximately 85 manufacturers, most of which have long-standing relationships with Tiffany. Tiffany believes that there are alternative sources for most jewelry items; however, due to the craftsmanship involved in certain designs, Tiffany would have difficulty in finding readily available alternatives in the short term.

         TIFFANY & CO. brand clocks and components for timepieces are manufactured and assembled by third parties. Approximately 53% of net watch sales during Fiscal 2002 were attributable to a single manufacturer. Nearly all movements for Tiffany's new MARK line of watches are purchased from a single manufacturer. The loss of this manufacturer could result in the unavailability of timepieces during the period necessary for Tiffany to arrange for new production.



-PAGE 17-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

                                   Competition

         Registrant encounters significant competition in all of its product lines from other third-party providers, some of which specialize in just one area in which the Company is active. Many of the Company's competitors have established reputations for style and expertise similar to that of the Company and compete on the basis of value. Other jewelers and retailers compete primarily through advertised price promotion. The Company competes on the basis of reputation for high quality products, brand recognition, and distinctive value-priced merchandise and does not engage in price promotional advertising. See Merchandise Purchasing, Manufacturing and Raw Materials above.

         Competition for engagement jewelry sales is particularly fierce and becoming more so. The rise of the Internet and increased use of diamond condition reports issued by independent gemological associations have given rise to the mistaken impression amongst certain consumers that diamonds are commodity items and that significant quality differences do not exist. Tiffany's price for diamonds reflects the rarity of the stones it offers and the rigid parameters it exercises with respect to the cut, clarity and other quality factors which increase the beauty of Tiffany diamonds, but also increase Tiffany's cost. Tiffany competes in this market by stressing quality, while some competitors offer inferior diamonds claiming they are comparable, but at lesser prices.

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

         Registrant also faces increasing competition in the area of direct marketing. A growing number of direct sellers compete for access to the same mailing lists of known purchasers of luxury goods. In marketing recognition awards and business gifts to corporations and other organizations, the Company faces numerous competitors who sell a wide variety of products at a greater price range than the Company, which has chosen to offer a more limited selection in order to adhere to its established quality standards. Tiffany currently distributes selected merchandise through its Web site at www.tiffany.com and anticipates continuing competition in this area as the technology evolves. Tiffany does not currently offer diamond engagement jewelry through its Web site, while certain of Tiffany's competitors do. Nonetheless, Tiffany will seek to maintain and improve its position in the Internet marketplace by refining and expanding its merchandise selection and services.

                                   Seasonality

         As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.



-PAGE 18-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

                                    Employees

         As of January 31, 2003, the Registrant's subsidiary corporations employed an aggregate of approximately 6,431 full-time and part-time persons. Of those employees, 4,870 are employed in the United States. Of Tiffany's total employees, approximately 2,602 persons are salaried employees, 745 are engaged in manufacturing and 3,449 are retail store personnel. None of the Company's employees is represented by a union. Registrant believes that relations with its employees are good.

ITEM 2. PROPERTIES

         Registrant both owns and leases its principal operating facilities and occupies its various store premises under lease arrangements that are generally on a two to ten-year basis.

                                 New York Store

         In November 1999, Tiffany repurchased the land and building housing its flagship store at 727 Fifth Avenue in New York City. Prior to its repurchase, Tiffany had leased the building since 1984. Constructed for Tiffany in 1940, the building was designed to be a retail store for the Company and is believed to be well located for this function. Currently, approximately 40,000 gross square feet of this 124,000 square foot building are devoted to retail sales, with the balance devoted to administrative offices, certain product services, jewelry manufacturing and storage. In Fiscal 2000, the Company commenced a multiyear renovation and reconfiguration project to increase the store's selling space and provide additional floor space for customer service and special exhibitions. An additional selling floor was opened in November 2001 and, over the next three years, renovations of other existing selling space will be completed.

                              London Flagship Store

         In October 2002, Registrant purchased through a subsidiary the building housing its flagship European store at 25/25A Old Bond Street in London and the adjacent building at 15 Albermarle Street. The London store had been leased since 1986 and was expanded to its current 15,200 square feet in 1991. A renovation and reconfiguration of the store's interior selling space is scheduled to commence in 2003 and will occur in several phases through the second half of 2004.

                             Customer Service Center

         In 1995, Tiffany entered into a lease of undeveloped property in Parsippany, New Jersey, in order to construct and occupy a new distribution facility. In April 1997, construction of the "Customer Service Center" ("CSC") on that property was completed and Tiffany commenced operations. The CSC is a combined warehouse, distribution, light manufacturing, computing and office center. To meet increased demand, the computer and office center areas were expanded during Fiscal 2001. In January 2001, Tiffany exercised its right under the lease to purchase the CSC for a scheduled purchase price. This capital lease buyout was completed on January 31, 2002. Registrant believes that the CSC has been properly designed to handle worldwide



-PAGE 19-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002
distribution functions and that it is suitable for that purpose. The CSC currently comprises approximately 370,000 square feet, of which approximately 186,000 square feet are devoted to office and computer operations use, with the balance devoted to warehousing, shipping, receiving, light manufacturing, merchandise processing and other distribution functions.

         In anticipation of growth in sales volume and company-operated stores, in Fiscal 2001 Tiffany entered into a ground lease of undeveloped property in Hanover Township, New Jersey in order to construct and occupy an additional facility to manage the warehousing and processing of direct-to-customer orders and to perform other distribution functions. Construction of the facility is near completion and occupancy is expected in the second half of Fiscal 2003, assuming the landlord has completed certain corrective work to the site. In the event of a delay in occupancy of the facility, management believes that its current distribution facility, supplemented by outside distribution resources, will be sufficient to handle distribution functions through Fiscal 2003. The proposed facility will be approximately 266,000 square feet, of which approximately 34,500 square feet will be devoted to office use, the balance to warehousing, shipping, receiving, merchandise processing and other warehouse functions. When the new facility becomes operational, the CSC will be devoted to store replenishment and wholesale support activities.

                Manufacturing Facility - Cumberland, Rhode Island

         In January 2000 Tiffany entered into a purchase agreement for the purchase of undeveloped property in Cumberland, Providence County, Rhode Island in order to construct and occupy a 100,000 square foot jewelry and silver goods manufacturing facility. In May 2001, construction of the facility was completed and Tiffany commenced operations.

                 Manufacturing Facility - Cranston, Rhode Island

         On January 31, 2003 Tiffany purchased a warehouse facility and land located in Cranston, Rhode Island. During Fiscal 2003, the 75,000 square foot building will be renovated to process metals for raw material use.



-PAGE 20-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

'
                    Branch and Subsidiary Retail Store Leases

         Set forth below is the expiration date for each of Tiffany's existing branch and subsidiary retail store leases (and, where applicable, optional renewal terms):

--------------------------------------------------------------------------------------------------------------------------------
                                              U.S. BRANCH STORE LEASES
--------------------------------------------------------------------------------------------------------------------------------
CITY                     STATE/TERR.      LOCATION                                 EXPIRATION DATE           RENEWAL OPTIONS
--------------------------------------------------------------------------------------------------------------------------------
Atlanta                      GA           Phipps Plaza Shopping Center             July 31, 2010

Bal Harbour                  FL           Bal Harbour Shops                        May 31, 2003              In negotiation

Bellevue                     WA           Bellevue Square                          May 31, 2017

Beverly Hills                CA           Two Rodeo Drive                          October 7, 2005           Two five-year terms

Boca Raton                   FL           Town Center at Boca                      January 31, 2010          One five-year term

Boston                       MA           Copley Place                             July 31, 2009             Two five-year terms

Century City                 CA           Century City Shopping Center             June 30, 2009

Charlotte                    NC           SouthPark Mall                           December 31, 2007         One five-year term

Chestnut Hill                MA           The Atrium at Chestnut Hill              January 31, 2008          One five-year term

Chevy Chase                  MD           5500 Wisconsin Avenue                    January 31, 2006

Chicago                      IL           730 North Michigan Avenue                October 20, 2012          Two five-year terms

Cincinnati                   OH           Fountain Place                           November 30, 2012         Two five-year terms

Costa Mesa                   CA           South Coast Plaza                        January 31, 2019

Dallas                       TX           The Galleria                             May 31, 2009

Dallas                       TX           NorthPark Center                         May 31, 2009              One five-year term

Denver                       CO           Cherry Creek Shopping Center             January 31, 2008          One five-year term

East Hampton                 NY           53 Main Street                           February 29, 2012         Two five-year terms

Greenwich                    CT           140 Greenwich Avenue                     July 31, 2010             Two five-year terms

Hackensack                   NJ           Riverside Square Mall                    September 30, 2006

Honolulu                     HI           Ala Moana Center                         January 31, 2011

Honolulu                     HI           2100 Kalakaua Avenue                     October 31, 2017          Two five-year terms

Houston                      TX           The Galleria                             September 30, 2006

King of Prussia              PA           The Plaza at King of Prussia             November 30, 2005         One five-year term

Las Vegas                    NV           Bellagio                                 March 1, 2008             One ten-year term

Manhasset                    NY           Americana Shopping Center                June 9, 2008

Maui                         HI           Whalers Village                          July 31, 2004

Maui                         HI           The Shops at Wailea                      November 30, 2010         One five-year term

Oak Brook                    IL           Oakbrook Center                          April 30, 2009            Two five-year terms

Old Orchard                  IL           Old Orchard Shopping Center              April 30, 2010            One five-year term

Orlando                      FL           The Mall at Millenia                     December 31, 2012         One five-year term

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

Portland                     OR           Pioneer Place                            December 31, 2010         One five-year term

San Diego                    CA           Fashion Valley Shopping Center           December 31, 2007         One five-year term

San Francisco                CA           Union Square                             November 1, 2010          One ten-year term

Santa Clara (San Jose)       CA           Westfield Shoppingtown Valley Fair       January 31, 2012

Scottsdale                   AZ           Scottsdale Fashion Square                December 31, 2008         One five-year term

Seattle                      WA           Pacific Place                            October 28, 2008          Two five-year terms

Short Hills                  NJ           The Mall at Short Hills                  January 31, 2005          One five-year term

St. Louis                    MO           Plaza Frontenac                          September 26, 2012        One five-year term

Tampa                        FL           International Plaza                      January 31, 2011          One five-year term

Tamuning                     Guam         Tumon Sands Plaza                        September 30, 2003

Troy                         MI           The Somerset Collection                  September 30, 2007

Vienna                       VA           Fairfax Square                           March 31, 2010            One five-year term

White Plains                 NY           The Westchester                          March 31, 2005            One five-year term


-PAGE 21-                                                                             TIFFANY & CO. REPORT ON FORM 10-K FY 2002

--------------------------------------------------------------------------------------------------------------------------------
                                         INTERNATIONAL BRANCH STORE LEASES
--------------------------------------------------------------------------------------------------------------------------------
COUNTRY              CITY                 LOCATION                      EXPIRATION DATE              RENEWAL OPTIONS
--------------------------------------------------------------------------------------------------------------------------------
Australia            Sydney               Chifley Tower                 October 18, 2004           One five-year term

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

Hong Kong            Causeway Bay         Lee Gardens                   June 30, 2003

Hong Kong                                 The Landmark                  May 31, 2005

Hong Kong            Kowloon              The Peninsula                 February 29, 2004

Hong Kong                                 Pacific Place                 October 31, 2003

Italy                Florence             Via Tornabuoni                December 31, 2007          One six-year term

Italy                Milan                Via della Spiga               October 31, 2005           One six-year term

Italy                Rome                 Via Del Babuino               December 31, 2007          One six-year term+

Japan                Tokyo                Ginza                         October 24, 2005           One three-year term

Korea                Pusan                Paradise Hotel                September 20, 2003         One two-year option

Malaysia             Kuala Lumpur         Suria KL City Centre          November 30, 2005          One three-year term

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

                                New Store Leases

         In addition to the U.S. leases described herein on page 21, Tiffany has entered into the following new leases for domestic stores expected to open in 2003: a 10-year lease for a 6,800 square foot store at 1119 S. Main Street, Walnut Creek, California, a 10-year lease for a 5,600 square foot store at the Village of Merrick Park in Coral Gables, Florida, and a five-year lease for a 1,330 square foot boutique at 1296 Pale San Vitores Road (Tuman Bay Galleria), Tamuning, Guam.

ITEM 3. LEGAL AND ENVIRONMENTAL PROCEEDINGS

         Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany's business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of their intellectual property rights by Tiffany, litigation instituted by persons alleged to have been injured upon premises within Registrant's control and litigation with present and former employees. Although litigation with present and former employees is routine and incidental to the conduct of Tiffany's business, as well as for any business employing significant numbers of U.S.-based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, Registrant believes that no litigation currently pending to which it or Tiffany is a party or to which its properties are subject will have a material adverse effect on its financial position, earnings or cash flows.



-PAGE 22-                           TIFFANY & CO. REPORT ON FORM 10-K FY 2002

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Registrant are:

NAME                        AGE       POSITION                                         YEAR JOINED TIFFANY
Michael J. Kowalski         51        Chairman of the Board of Directors and                  1983
                                      Chief Executive Officer

James E. Quinn              51        President                                               1986

Beth O. Canavan             48        Executive Vice President                                1987

James N. Fernandez          47        Executive Vice President and                            1983
                                      Chief Financial Officer

Victoria Berger-Gross       47        Senior Vice President - Human Resources                 2001

Patrick B. Dorsey           52        Senior Vice President - General Counsel                 1985
                                      and Secretary

Fernanda M. Kellogg         56        Senior Vice President - Public Relations                1984

Jon M. King                 46        Senior Vice President - Merchandising                   1990

Caroline D. Naggiar         45        Senior Vice President - Marketing                       1997

John S. Petterson           44        Senior Vice President - Operations                      1988

Michael J. Kowalski. Mr. Kowalski assumed the role of Chairman of the Board on January 31, 2003, following the retirement of William R. Chaney. He has served as the Registrant's Chief Executive Officer since February 1999 and on the Registrant's Board of Directors since January 1995. Since joining Tiffany in 1983 as Director of Financial Planning, Mr. Kowalski held a variety of merchandising management positions and served as Executive Vice President from 1992 to 1996 with overall responsibility in the areas of merchandising, marketing, advertising, public relations and product design until his election as President in 1997. Mr. Kowalski is awaiting confirmation of his appointment to the Board of Directors of the Bank of New York.

James E. Quinn. Mr. Quinn was appointed President effective January 31, 2003. He had served as Vice Chairman since 1998. After joining Tiffany in July 1986 as Vice President of branch sales for the Company's business-to-business sales operations, Mr. Quinn had various responsibilities for sales management and operations. He was promoted to Executive Vice President on March 19,



-PAGE 23-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

1992 and assumed responsibility for retail and corporate sales for the Americas in 1994. In January 1995 he became a member of Registrant's Board of Directors. He has responsibility for worldwide sales. Mr. Quinn is a member of the board of directors of BNY Hamilton Funds, Inc. and Mutual of America Capital Management.

Beth O. Canavan. Ms. Canavan joined Tiffany in May 1987 as Director of New Store Development. She later held the positions of Vice President, Retail Sales Development in 1990, Vice President and General Manager of the New York Store in 1992 and Eastern Regional Vice President in 1994. In 1997, she assumed the position of Senior Vice President for U.S. Retail. In January 2000, she was promoted to Executive Vice President responsible for retail sales activities in the U.S. and Canada and retail store expansion. In May 2001, Ms. Canavan also assumed responsibility for direct sales and business sales activities in the U.S. and Canada.

James N. Fernandez. Mr. Fernandez joined Tiffany in October 1983 and has held various positions in financial planning and management prior to his appointment as Senior Vice President-Chief Financial Officer in April 1989. In January 1998, he was promoted to Executive Vice President-Chief Financial Officer. Presently, he has responsibility for accounting, treasury, investor relations, information technology, financial planning, business development and diamond operations, and overall responsibility for distribution, manufacturing, customer service and security. At the request of the Registrant, Mr. Fernandez serves on the board of directors of Aber Diamond Corporation, a publicly-traded company in which the Registrant holds a 14.7% equity interest. Aber is a 40% participant in the Diavik Diamonds Project in Northwest Canada.

Victoria Berger-Gross. Dr. Berger-Gross joined Tiffany in February 2001 as Senior Vice President - Human Resources. Prior to joining Tiffany, she served as Senior Vice President & Director of Human Resources at Lehman Brothers from May 2000, Senior Director - Human Resources at Bertelsmann A.G.'s BMG Entertainment from March 1998, and Vice President - Organizational Effectiveness at Personnel Decisions International from January 1990.

Patrick B. Dorsey. Mr. Dorsey joined Tiffany in July 1985 as General Counsel and Secretary.

Fernanda M. Kellogg. Ms. Kellogg joined Tiffany in October 1984 as Director of Retail Marketing. She assumed her current responsibilities in January 1990.

Jon M. King. Mr. King joined Tiffany in 1990 as a jewelry buyer and has held various positions in the Merchandising Division, assuming responsibility for product development in 2002 as group vice president. He assumed his current responsibilities on March 24, 2003.

Caroline D. Naggiar. Ms. Naggiar joined Tiffany in June 1997 as Vice President-Marketing Communications. She assumed her current responsibilities in February 1998.

John S. Petterson. Mr. Petterson joined Tiffany in 1988 as a management associate. He was promoted to Senior Vice President - Corporate Sales in May 1995 and in February 2000 his responsibilities were expanded to include Direct Mail and the E-Commerce business. In May 2001, Mr. Petterson assumed the new role of Senior Vice President - Operations, with responsibility for worldwide distribution, customer service and security activities. His responsibilities were expanded in February 2003 to include manufacturing operations.



-PAGE 24-                           TIFFANY & CO. REPORT ON FORM 10-K FY 2002

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Registrant's Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2001 were:

Fiscal 2001                      High             Low
-----------                      ----             ---
First Fiscal Quarter            $37.16           $25.12
Second Fiscal Quarter           $38.25           $31.55
Third Fiscal Quarter            $36.60           $19.90
Fourth Fiscal Quarter           $36.59           $22.86

         In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2002 were:

Fiscal 2002                      High             Low
-----------                      ----             ---
First Fiscal Quarter            $41.00           $31.75
Second Fiscal Quarter           $40.50           $21.07
Third Fiscal Quarter            $28.00           $19.40
Fourth Fiscal Quarter           $30.70           $22.55

         On March 25, 2003, the high and low selling prices quoted on such exchange were $26.46 and $25.53, respectively. On March 25, 2003 there were 4,111 record holders of Registrant's Common Stock.

         It is Registrant's policy to pay a quarterly dividend of $0.04 per share of Common Stock, subject to declaration by Registrant's Board of Directors. In Fiscal 2001, dividends of $0.04 per share of Common Stock were paid on April 10, 2001, July 10, 2001, October 10, 2001 and January 10, 2002. In Fiscal 2002, dividends of $0.04 per share of Common Stock were paid on April 10, 2002, July 10, 2002, October 10, 2002 and January 10, 2003.

         In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Report on Form 10-K, 1,524,976 shares of Registrant's Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2003, page 20.



-PAGE 25-                           TIFFANY & CO. REPORT ON FORM 10-K FY 2002

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2003, pages 21-32.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2003, page 31.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2003, pages 33-58.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from Registrant's Proxy Statement dated April 8, 2003, pages 5-8 and 27-30.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from Registrant's Proxy Statement dated April 8, 2003, pages 13-25.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from Registrant's Proxy Statement dated April 8, 2003, pages 5-8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Registrant's Proxy Statement dated April 8, 2003, pages 19 and 27-30.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and


-PAGE 26-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002
procedures are (i) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of Documents Filed As Part of This Report:

1. Financial Statements:

Data incorporated by reference from
the 2002 Annual Report to Stockholders
of Tiffany & Co. and Subsidiaries:

Report of Independent Accountants
(following this Form 10-K)

Consolidated Balance Sheets
as of January 31, 2003 and 2002

Consolidated Statements of Earnings
for the years ended January 31, 2003, 2002, and 2001

Consolidated Statements of Stockholders' Equity and Comprehensive Earnings for the years ended January 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows
for the years ended January 31, 2003, 2002 and 2001

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



-PAGE 27-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

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

3.2 By-Laws of Registrant (as last amended July 19, 2001). Incorporated by reference from Exhibit 3.2 to Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2002.

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

10.122a Amendment No. 1 to the Agreement referred to in Exhibit 10.122 above dated November 18, 1998. Incorporated by reference from Exhibit 10.122a filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.122b Guarantee by Tiffany & Co. of the obligations under the Agreement referred to in Exhibit 10.122 above dated April 3, 1996. Incorporated by reference from Exhibit 10.122b filed with Registrant's Report on Form 8-K dated August 2, 2002.

10.122c Amendment No. 2 to Guarantee referred to in Exhibit 10.122b above, dated October 15, 1999. Incorporated by reference from Exhibit 10.122c filed with Registrant's Report on Form 8-K dated August 2, 2002.


-PAGE 28-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

10.122d Amendment No. 3 to Guarantee referred to in Exhibit 10.122b above, dated July 16, 2002. Incorporated by reference from Exhibit 10.122d filed with Registrant's Report on Form 8-K dated August 2, 2002.

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

10.126a First Amendment and Waiver Agreement to Form of Note Purchase Agreement referred to in previously filed Exhibit 10.126, dated May 16, 2002. Incorporated by reference from Exhibit 126a filed with Registrant's Report on Form 8-K dated June 10, 2002.

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



-PAGE 29-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

10.130a  Amendment No. 1 to Credit Agreement referred to in previously filed
         Exhibit 10.130, dated April 12, 2002. Incorporated by reference from
         Exhibit 10.130a filed with Registrant's Report on Form 10-Q for the Fiscal quarter ended April 30, 2002.

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

10.132 Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B and 4.7 thereto, dated as of July 18, 2002 in respect of Registrant's $40,000,000 principal amount 6.15% Series C Notes due July 18, 2009 and $60,000,000 principal amount 6.56% Series D Notes due July 18, 2012. Incorporated by reference from Exhibit 10.132 filed with Registrant's Report on Form 8-K dated August 2, 2002.

10.133 Guaranty Agreement dated July 18, 2002 with respect to the Note Purchase Agreements (see Exhibit 10.132 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit
         10.133 filed with Registrant's Report on Form 8-K dated August 2, 2002.

13.1 Annual Report to Stockholders for Fiscal Year Ended January 31, 2003 (pages 20-58 of such Annual Report have been filed in electronic format).

21.1     Subsidiaries of Registrant.

23.1     Consent of PricewaterhouseCoopers LLP, independent accountants.

99.1     Certification of Michael J. Kowalski Required by 18 U.S.C. Section
         1350.

99.2     Certification of James N. Fernandez Required by 18 U.S.C. Section 1350.

                  Executive Compensation Plans and Arrangements

Exhibit  Description

4.3 Registrant's Amended and Restated 1998 Employee Incentive Plan and standard terms of stock option award (transferable and non-transferable).

4.3a Standard terms of stock option award (transferable and non-transferable) under Registrant's 1998 Employee Incentive Plan, as revised January 21, 1999. Incorporated by reference from Exhibit 4.3a filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.



-PAGE 30-                             TIFFANY & CO. REPORT ON FORM 10-K FY 2002

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

10.106 Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as amended effective January 1, 2003. Incorporated by reference from Exhibit 10.106 filed with Registrant's Report on Form 10-Q for the Fiscal Quarter ended October 31, 2002.

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


-PAGE 31-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

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

10.127a Retention Agreements dated March 13, 2001 between and among Registrant and Tiffany and, respectively, each of the following executive officers: Beth O. Canavan, Fernanda M. Kellogg, Caroline D. Naggiar, John S. Petterson and Victoria Berger-Gross and Appendices I to III to each of those Agreements. Incorporated by reference from Exhibit 10.127a filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2001.

10.127b Form of Retention Agreement between and among Registrant and Tiffany and each of its executive officers and Appendices I to III to the Agreement.

10.128 Group Long Term Disability Insurance Policy issued by UnumProvident. Policy No. 533717 001.

REGISTRANT WILL FURNISH COPIES OF ANY OF THE FOREGOING EXHIBITS TO ANY REGISTERED HOLDER OF THE REGISTRANT'S COMMON STOCK UPON PAYMENT OF A FEE OF $.15 PER PAGE FURNISHED, WHICH FEE REPRESENTS REGISTRANT'S EXPENSES IN FURNISHING SUCH EXHIBIT.



-PAGE 32-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

(b)      Reports on Form 8-K.

         On November 6, 2002, Registrant filed a Report on Form 8-K announcing the resignation of the Company's Senior Vice President of Merchandising.

         On November 13, 2002, Registrant filed a Report on Form 8-K reporting sales and earnings for the three-month period ended October 31, 2002.

         On December 12, 2002, Registrant filed a Report on Form 8-K furnishing the written statements of executive officers pursuant to 18 U.S.C. Sec. 1350.

         On January 7, 2003, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing preliminary unaudited sales figures for the two-month period ended December 31, 2002.

         On January 16, 2003, Registrant filed a Report on Form 8-K announcing the election of Michael J. Kowalski as Chairman of the Registrant's Board of Directors upon the retirement of William R. Chaney.


-PAGE 33-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TIFFANY & CO.
                                         (Registrant)

Date: April 8, 2003                  By: /s/ Michael J. Kowalski
                                         ----------------------------
                                         Michael J. Kowalski
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Michael J. Kowalski                   By: /s/ James N. Fernandez
    ------------------------------------          ----------------------
    Michael J. Kowalski                           James N. Fernandez
    Chairman and Chief Executive Officer          Executive Vice President
    (principal executive officer)(director)       (principal financial officer)

By: /s/ James E. Quinn                        By: /s/ Warren S. Feld
    ------------------------------------          ----------------------
    James E. Quinn                                Warren S. Feld
    President                                     Vice President
    (director)                                    (principal accounting officer)

By: /s/ William R. Chaney                     By: /s/ Rose Marie Bravo
    ------------------------------------          ----------------------
    William R. Chaney                             Rose Marie Bravo
    Director                                      Director

By: /s/ Samuel L. Hayes III                   By: /s/ William A. Shutzer
    ------------------------------------          ----------------------
    Samuel L. Hayes, III                          William A. Shutzer
    Director                                      Director

By: /s/ Charles K. Marquis                    By: /s/ Abby F. Kohnstamm
    ------------------------------------          ----------------------
    Charles K. Marquis                            Abby F. Kohnstamm
    Director                                      Director

April 8, 2003


-PAGE 34-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

                                 CERTIFICATIONS

I, Michael J. Kowalski, certify that:

1.  I have reviewed this annual report on Form 10-K of Tiffany & Co.;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003
                                        /s/ Michael J. Kowalski
                                        ________________________________________
                                         Chairman and Chief Executive Officer
                                             (principal executive officer)



-PAGE 35-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

                                 CERTIFICATIONS

I, James N. Fernandez, certify that:

1.  I have reviewed this annual report on Form 10-K of Tiffany & Co.;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003

                                /s/ James N. Fernandez
                                ________________________________________________
                                  Executive Vice President and Chief Financial
                                      Officer (principal financial officer)



-PAGE 36-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

                                                      PRICEWATERHOUSECOOPERS LLP

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of Tiffany & Co.

Our audits of the consolidated financial statements referred to in our report dated February 25, 2003 appearing in the fiscal 2002 Annual Report to Shareholders of Tiffany & Co. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 25, 2003


-PAGE 37-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

                                  EXHIBIT INDEX

SEE PAGES 28 THROUGH 32 FOR A COMPLETE LIST OF EXHIBITS FILED, INCLUDING EXHIBITS INCORPORATED BY REFERENCE FROM PREVIOUSLY FILED DOCUMENTS.

EXHIBIT  DESCRIPTION

13.1 Annual Report to Stockholders for Fiscal Year Ended January 31, 2003 (pages 20-58 of such Annual Report have been filed in electronic format).

21.1     Subsidiaries of Registrant.

23.1     Consent of PricewaterhouseCoopers LLP, independent accountants.

99.1     Certification of Michael J. Kowalski Required by 18 U.S.C. Section
         1350.

99.2     Certification of James N. Fernandez Required by 18 U.S.C. Section 1350.

4.3 Registrant's Amended and Restated 1998 Employee Incentive Plan and standard terms of stock option award (transferable and non-transferable).

10.127b Form of Retention Agreement between and among Registrant and Tiffany and each of its executive officers and Appendices I to III to the Agreement.

10.128 Group Long Term Disability Insurance Policy issued by UnumProvident. Policy No. 533717 001.



-PAGE 38-                              TIFFANY & CO. REPORT ON FORM 10-K FY 2002

                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-----------------------------------------------------------------------------------------------------------------
Column A                           Column B                Column C                Column D         Column E

-----------------------------------------------------------------------------------------------------------------

                                                           Additions
                                                 -----------------------------

                                 Balance at     Charged to
                                  beginning      costs and        Charged to                      Balance at end
          Description             of period       expenses      other accounts    Deductions        of period
-----------------------------------------------------------------------------------------------------------------
Year Ended
   January 31, 2003:

Reserves deducted from
   assets:

Accounts receivable allowances:

   Doubtful accounts             $ 2,795,400    $   828,794     $  120,083(d)    $1,614,625(a)    $  2,129,652

   Sales returns                   4,082,816      2,045,795             --               --          6,128,611

Allowance for inventory
   liquidation and
   obsolescence                   18,833,164     12,258,231      1,436,131(d)     9,498,072(b)      23,029,454

Allowance for inventory
   shrinkage                       3,518,845      1,555,388         70,676(d)       783,431(c)       4,361,478

LIFO reserve                      18,970,581      1,164,862             --               --         20,135,443

------------------

(a)  Uncollectible accounts written off.

(b)  Liquidation of inventory previously written down to market.

(c)  Physical inventory losses.

(d)  Amounts established or assumed in connection with a business acquisition.

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

----------------------------------------------------------------------------------------------------------------------------------

                                                                     Additions
                                                          -----------------------------

                                        Balance at        Charged to
                                         beginning        costs and        Charged to                           Balance at end
           Description                   of period         expenses      other accounts       Deductions           of period
----------------------------------------------------------------------------------------------------------------------------------
Year Ended
   January 31, 2002:

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

----------------------------------------------------------------------------------------------------------------------------

                                                                   Additions
                                                         -----------------------------

                                      Balance at        Charged to
                                       beginning        costs and          Charged to                        Balance at end
      Description                      of period         expenses        other accounts        Deductions       of period
----------------------------------------------------------------------------------------------------------------------------
Year Ended
   January 31, 2001:

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

--------------------

(a)  Uncollectible accounts written off.

(b)  Liquidation of inventory previously written down to market.

(c)  Physical inventory losses.