Form 10-Q
period 2003-04-30
TIFFANY & CO
filed 2003-06-11
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_____    EXCHANGE ACT OF 1934 for the quarter ended April 30, 2003.  OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_____    EXCHANGE ACT OF 1934 for the transition from ________ to _____________.


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 145,183,359 shares outstanding at the close of business on May 31, 2003.

                                              TIFFANY & CO. AND SUBSIDIARIES
                                                    INDEX TO FORM 10-Q
                                           FOR THE QUARTER ENDED April 30, 2003





PART I - FINANCIAL INFORMATION                                                           PAGE
                                                                                         ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets - April 30, 2003,
                       January 31, 2003 and April 30, 2002 (Unaudited)                      3

                  Consolidated Statements of Earnings - for the
                       three months ended April 30, 2003 and 2002 (Unaudited)               4

                  Consolidated Statements of Cash Flows - for
                       the three months ended April 30, 2003
                       and 2002 (Unaudited)                                                 5

                  Notes to Consolidated Financial Statements
                       (Unaudited)                                                       6-12


Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                    13-21



Item 4.           Controls and Procedures                                                  22


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                         23

                  (a) Exhibits

                  (b) Reports on Form 8-K



                                      - 2 -

PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                            April 30,       January 31,          April 30,
                                                                              2003              2003               2002
                                                                          --------------    --------------     --------------
ASSETS

Current assets:
Cash and cash equivalents                                               $       123,449   $       156,197    $       145,265
Accounts receivable, less allowances
     of $8,147, $8,258 and $6,935                                               107,105           113,061            100,982
Inventories, net                                                                765,780           732,088            653,082
Deferred income taxes                                                            44,836            44,380             45,796
Prepaid expenses and other current assets                                        35,451            24,662             32,889
                                                                        ----------------  ----------------   ----------------

Total current assets                                                          1,076,621         1,070,388            978,014

Property and equipment, net                                                     688,092           677,630            540,384
Deferred income taxes                                                             7,208             6,595              5,452
Other assets, net                                                               172,045           168,973            147,815
                                                                        ----------------  ----------------   ----------------

                                                                        $     1,943,966   $     1,923,586    $     1,671,665
                                                                        ================  ================   ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                   $        57,346   $        52,552    $        41,975
Current portion of long-term debt                                                     -                 -             51,500
Accounts payable and accrued liabilities                                        156,829           163,338            142,831
Income taxes payable                                                             27,639            41,297             27,743
Merchandise and other customer credits                                           42,939            42,720             38,184
                                                                        ----------------  ----------------   ----------------

Total current liabilities                                                       284,753           299,907            302,233

Long-term debt                                                                  298,419           297,107            181,995
Postretirement/employment benefit obligations                                    34,345            33,117             31,333
Other long-term liabilities                                                      89,211            85,406             73,616

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 240,000 shares,
     issued and outstanding 144,908, 144,865 and 145,719                          1,449             1,449              1,457
Additional paid-in capital                                                      355,786           351,398            344,828
Retained earnings                                                               900,456           874,694            770,433
Accumulated other comprehensive(loss) gain:
  Foreign currency translation adjustments                                      (15,796)          (14,561)           (36,879)
  Cash flow hedging instruments, net of tax                                      (2,010)           (2,284)             2,649
  Minimum pension liability adjustment, net of tax                               (2,647)           (2,647)                 -
                                                                        ----------------  ----------------   ----------------

Total stockholders' equity                                                    1,237,238         1,208,049          1,082,488
                                                                        ----------------  ----------------   ----------------

                                                                        $     1,943,966   $     1,923,586    $     1,671,665
                                                                        ================  ================   ================

See notes to consolidated financial statements


                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)




                                                                       Three Months Ended
                                                                           April 30,
                                                                 -----------------------------------

                                                                      2003                 2002
                                                                 --------------       --------------

Net sales                                                        $     395,839        $     347,129

Cost of sales                                                          166,195              140,714
                                                                 --------------       --------------

Gross profit                                                           229,644              206,415

Selling, general and administrative expenses                           170,675              147,849
                                                                 --------------       --------------

Earnings from operations                                                58,969               58,566

Other expenses, net                                                      2,313                4,052
                                                                 --------------       --------------

Earnings before income taxes                                            56,656               54,514

Provision for income taxes                                              20,793               21,805
                                                                 --------------       --------------

Net earnings                                                     $      35,863        $      32,709
                                                                 ==============       ==============


Net earnings per share:

     Basic                                                       $        0.25        $        0.22
                                                                 ==============       ==============

     Diluted                                                     $        0.24        $        0.22
                                                                 ==============       ==============

Weighted average number of common shares:

     Basic                                                             144,894              145,434
     Diluted                                                           147,438              150,181


See notes to consolidated financial statements.


                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                               Three Months Ended
                                                                                    April 30,
                                                                     ---------------------------------------
                                                                            2003                   2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                       $        35,863        $        32,709
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                                             21,367                 18,047
    Loss on equity investments                                                     4                    384
    Provision for uncollectible accounts                                         273                    368
    Provision for inventories                                                  1,966                  2,475
    Deferred income taxes                                                     (1,212)                (3,203)
    Provision for postretirement/employment benefits                           1,228                  1,333
    Deferred hedging losses (gains) transferred to earnings                      673                 (2,908)
  Changes in assets and liabilities, excluding effects
    of acquisitions:
    Accounts receivable                                                        7,230                    755
    Inventories                                                              (35,853)               (34,426)
    Prepaid expenses and other current assets                                (11,249)                (7,584)
    Other assets, net                                                         (1,378)                   (55)
    Accounts payable                                                            (172)                 5,647
    Accrued liabilities                                                       (6,321)                   948
    Income taxes payable                                                     (12,672)               (15,045)
    Merchandise and other customer credits                                       219                   (607)
    Other long-term liabilities                                                3,847                  3,221
                                                                     -----------------      ----------------

  Net cash provided by operating activities                                    3,813                  2,059
                                                                     -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (33,248)               (32,133)
  Proceeds from lease incentives                                               1,436                  2,570
                                                                     -----------------      ----------------

  Net cash used in investing activities                                      (31,812)               (29,563)
                                                                     -----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) short-term borrowings, net                      4,184                     (6)
  Repurchase of Common Stock                                                  (4,610)                     -
  Proceeds from exercise of stock options                                      1,929                  2,850
  Cash dividends on Common Stock                                              (5,793)                (5,819)
                                                                     -----------------      ----------------

  Net cash provided by financing activities                                   (4,290)                (2,975)
                                                                     ----------------       ----------------

  Effect of exchange rate changes on
    cash and cash equivalents                                                   (459)                 2,069
                                                                     ----------------       ---------------
  Net decrease in cash and cash equivalents                                  (32,748)               (28,410)
  Cash and cash equivalents at beginning of year                             156,197                173,675
                                                                     ----------------       ----------------

  Cash and cash equivalents at end of three months                   $       123,449        $       145,265
                                                                     =================      ================


See notes to consolidated financial statements.


                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------

          The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO (last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of April 30, 2003 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 2003 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          Certain reclassifications were made to the prior year's financial statement amounts and related note disclosures to conform with the current year's presentation, and such reclassifications were principally related to employee benefits, lease liabilities and hedging instruments.

          The Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year and, therefore, the results of its operations for the three months ended April 30, 2003 and 2002 are not necessarily indicative of the results of the entire fiscal year.

2.        STOCK - BASED COMPENSATION
          --------------------------

          Employee stock options are accounted for using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees" and its related interpretations. Compensation costs were not recorded in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

          --------------------------------------

          As required by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", the following table estimates the pro forma effect on net earnings and earnings per share had the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

                                                                          Three Months Ended
                                                                               April 30,
                                                                   ---------------------------------
          (in thousands, except per share amounts)                            2003              2002
          ------------------------------------------------------------------------------------------
          Net earnings as reported                                         $35,863           $32,709

          Less:  Stock-based employee compensation expense
          determined under the fair-value method for all
          awards, net of tax                                                (3,289)           (3,116)
                                                                   ---------------   ---------------
          Pro forma net earnings                                           $32,574           $29,593
                                                                   ===============   ===============

          Earnings per basic share:
           As reported                                                        0.25              0.22
           Pro forma                                                          0.22              0.20

          Earnings per diluted share:
           As reported                                                        0.24              0.22
           Pro forma                                                          0.22              0.20


3.        ACQUISITIONS
         -------------

          In May 2001, the Company purchased 45% of Little Switzerland Inc.'s ("Little Switzerland") outstanding shares of common stock by means of a direct investment in newly-issued unregistered shares at a cost of $9,546,000. The Company accounted for this investment under the equity method based upon its ownership interest and its significant influence. In 2001, the Company also provided Little Switzerland with an interest bearing loan in the amount of $2,500,000. The Company's equity share of Little Switzerland's results from operations has been included in other expenses, net and amounted to a gain of $79,000 for the three months ended April 30, 2002.

          In August 2002, a wholly-owned subsidiary of the Company commenced a cash tender offer to acquire the remaining balance of the outstanding shares of Little Switzerland's common stock at $2.40 per share. In October 2002, the Company purchased and paid $27,530,000 for the shares acquired, which, with the shares previously owned, represented 98% of the outstanding shares of Little Switzerland. On November 20, 2002, the subsidiary merged with and into Little Switzerland. The purchase price has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The Company commenced the consolidation of Little Switzerland's operations effective October 1, 2002, and the interest-bearing loan provided to Little Switzerland in 2001 has been eliminated in consolidation.

          The acquisition was accounted for in accordance with SFAS No. 141, "Business Combinations."

4.        INCOME TAXES
          ------------

          The effective income tax rates for the three months ended April 30, 2003 and 2002 are 36.7% and 40.0%. The reduction in the tax rate from the prior year is principally due to the recognition of tax benefits provided by the Extraterritorial Income Exclusion Act of 2000 ("ETI") and a favorable reserve adjustment related to the elimination of certain tax exposures. Tax benefits related to ETI were not recognized until the third quarter of 2002 when the Company determined the ETI was applicable to its operations.

          In November 2000, the United States Government repealed the tax provisions associated with Foreign Sales Corporations ("FSC") and enacted, in their place, the ETI, certain provisions of which differed from those governed by the FSC regulations. The ETI provides for the exclusion from United States income tax of certain extraterritorial income earned from the sale of qualified United States origin goods. Qualified United States origin goods are generally defined as those wherein not more than 50% of the fair market value (including intangible values) is attributable to foreign content or value added outside the United States.

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


5.        SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------

                                                                      Three Months Ended
                                                                          April 30,
                                                            ---------------------------------------
          Cash paid during the year for:                          2003                    2002
                                                            ----------------        ---------------

          (in thousands)
          --------------

           Interest                                                  $ 1,891                $ 1,767
                                                            ================        ===============
           Income taxes                                              $33,687                $38,947
                                                            ================        ===============

          Supplemental Noncash Investing
           and Financing Activities:

          (in thousands)
          ______________

          Issuance of Common Stock for the
           Employee Profit Sharing and
           Retirement Savings Plan                                    $2,000                $ 1,000
                                                            ================        ===============


6.        INVENTORIES
          ------------

                                       April 30,            January 31,            April 30,
          (in thousands)                  2003                  2003                   2002
          --------------         ---------------------  -------------------  -----------------------
          Finished goods                $626,313               $615,247               $539,423
          Raw materials                  107,091                 91,505                 86,755
          Work-in-process                 36,821                 29,698                 30,716
                                  --------------------   ------------------    ---------------------
                                         770,225                736,450                656,894
          Reserves                        (4,445)                (4,362)                (3,812)
                                  --------------------   ------------------    ---------------------
          Inventories, net              $765,780               $732,088               $653,082
                                  ====================   ==================    =====================

          LIFO-based inventories at April 30, 2003, January 31, 2003 and April 30, 2002 were $565,073,000, $532,160,000 and $514,523,000, with the current cost exceeding the LIFO inventory value by approximately $20,735,000, $20,135,000 and $19,471,000 at the end of each period.
          The LIFO valuation method had no effect on net earnings per diluted share for the three months ended April 30, 2003 and 2002.

7.        NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------

          In September 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and financial reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of SFAS No. 143, effective February 1, 2003, and its impact was not significant on the Company's financial position, earnings or cash flows.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not currently expect the adoption of SFAS No. 149 to have a significant impact on the Company's financial position, earnings or cash flows.

8.        EARNINGS PER SHARE
          ------------------

          Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of the assumed exercise of stock options.

          ------------------------------

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                      Three Months Ended
                                                           April 30,

                                                  ------------------------------

          (in thousands)                               2003            2002
          --------------                          --------------  --------------
          Net earnings for basic
           and diluted EPS                             $35,863         $32,709
                                                  ===============  =============

          Weighted average shares
           for basic EPS                               144,894         145,434

          Incremental shares from
           assumed exercise of
           stock options                                 2,544           4,747
                                                  --------------  --------------
          Weighted average shares
           for diluted EPS                             147,438         150,181
                                                  ==============  ==============

          For the three months ended April 30, 2003 and 2002, there were 7,001,000 and 1,717,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect.

9.        COMPREHENSIVE EARNINGS
          ----------------------

          The components of comprehensive earnings were:

                                                      Three Months Ended
                                                           April 30,
                                                   -----------------------------
          (in thousands)                                  2003            2002
          --------------                           ------------    -------------

          Net earnings                                 $35,863         $32,709
          Other comprehensive
           gain(loss):
           Cash flow hedging
            instruments, net of tax                        274          (3,866)
           Foreign currency
            translation adjustments                     (1,235)          8,427
                                                   ------------    -------------
          Comprehensive earnings                       $34,902         $37,270
                                                   ============    =============

          Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

10.       SEGMENT INFORMATION
          -------------------

          The Company's reportable segments are: U.S. Retail, International Retail, Direct Marketing and Specialty Retail (see Management's Discussion and Analysis of Financial Condition and Results of Operations for an overview of the Company's business). Effective October 1, 2002 the Company established the Specialty Retail segment to include the consolidated results of Little Switzerland, Inc., as well as the consolidated results from other ventures that are now or will be operated under non-TIFFANY & CO. trademarks or trade names. The Company's other reportable segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. In deciding how to allocate resources and assess performance, the Company's Executive Officers regularly evaluate the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of intersegment sales and transfers.

          Certain information relating to the Company's reportable segments is set forth below:

                                                      Three Months Ended
                                                           April 30,
                                               ----------------------------------

          (in thousands)                               2003             2002
          --------------                           ----------      ------------
          Net sales:
            U.S. Retail                         $     173,586     $      165,670
            International Retail                      165,524            147,638
            Direct Marketing                           37,283             33,821
            Specialty Retail                           19,446                  -
                                               ---------------    ---------------
                                                $     395,839     $      347,129
                                               ===============    ===============

         Earnings(losses) from
         operations*:
              U.S. Retail                       $      31,721     $       33,733
              International Retail                     47,315             44,265
              Direct Marketing                          6,736              5,123
              Specialty Retail                           (606)                 -
                                               ---------------    ---------------
                                                $      85,166     $       83,121
                                               ===============    ===============


          * Represents earnings from operations before unallocated corporate expenses and interest and other expenses, net.

          The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:

                                                                    Three Months Ended
                                                                        April 30,
                                                             ---------------------------------

        (in thousands)                                             2003               2002
        --------------                                          -----------        -----------
        Earnings from operations for
         reportable segments                                 $   85,166         $    83,121

        Unallocated corporate expenses                          (26,197)           (24,555)

        Other expenses, net                                      (2,313)            (4,052)
                                                             --------------    ---------------
        Earnings before income taxes                         $   56,656         $   54,514
                                                             ==============    ===============

11.       SUBSEQUENT EVENTS
          -----------------

          In connection with the acquisition of Little Switzerland, the Company assumed their outstanding debt. Little Switzerland had a senior collateralized revolving and term loan credit facility ("LS Facility"), which allowed Little Switzerland to borrow up to $12,000,000, through March 21, 2005, of which up to $8,000,000 was a revolving loan and $4,000,000 was a term loan. Subsequent to the period ended April 30, 2003, the Company replaced the LS Facility with an unsecured revolving credit facility ("LS Credit Facility"), guaranteed by the Company, which allows Little Switzerland to borrow up to $10,000,000 at an interest rate of 0.80% above LIBOR or a LIBOR Market Index. The LS Credit Facility, which expires in November 2005, contains covenants that require the Company to maintain certain debt/equity and interest-coverage ratios, in addition to other requirements customary to loan facilities of this nature. There was no gain or loss associated with the replacement of the LS Facility.

          On May 15, 2003, the Company's Board of Directors declared an increase in the quarterly dividend rate by 25% from $0.04 per share to $0.05 per share. This dividend will be paid on July 10, 2003 to stockholders of record on June 20, 2003.

PART I.  Financial Information
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Overview
--------
The Company operates four channels of distribution:

o    U.S. Retail - sales in Company-operated TIFFANY & CO. stores in the U.S.;

o International Retail - sales in Company-operated TIFFANY & CO. stores and department store boutiques outside the U.S., (also includes business-to-business sales, Internet sales and wholesale sales of TIFFANY & CO. products outside the U.S.);

o Direct Marketing - business-to-business, catalog and Internet sales of TIFFANY & CO. products in the U.S.;

o Specialty Retail - worldwide sales made under non-TIFFANY & CO. trademarks or trade names, including LITTLE SWITZERLAND.

All references to years relate to the fiscal year that ends on January 31 of the following calendar year.


In the three months (first quarter) ended April 30, 2003, net sales increased 14% to $395,839,000. The Company's reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar. Therefore, on a constant-exchange-rate basis, net sales rose 10% in the first quarter and worldwide comparable store sales rose 0.4%. Net earnings increased 10% to $35,863,000 in the first quarter, or $0.24 per diluted share versus $0.22 in the prior year.


Certain operating data as a percentage of net sales were as follows:

                                               Three Months
                                              Ended April 30,
                                           -------------------
                                            2003         2002
                                           -------------------
Net sales                                   100.0%      100.0%
Cost of sales                                42.0        40.5
                                           -------------------
Gross profit                                 58.0        59.5
Selling, general
  and administrative expenses                43.1        42.6
                                           -------------------
Earnings from operations                     14.9        16.9
Other expenses, net                           0.6         1.2
                                           -------------------
Earnings before income taxes                 14.3        15.7
Provision for income taxes                    5.2         6.3
                                           -------------------
Net earnings                                  9.1%        9.4%
                                           -------------------

Net Sales
---------

Net sales by channel of distribution were as follows:

                                    Three Months
                                  Ended April 30,
                                -------------------
(in thousands)                      2003      2002
--------------                  -------------------
U.S. Retail                     $173,586  $165,670
International Retail             165,524   147,638
Direct Marketing                  37,283    33,821
Specialty Retail                  19,446         -
                                -------------------
                                $395,839  $347,129
                                ===================

U.S. Retail sales increased 5% in the first quarter due to comparable store sales growth of 2% and the opening of new stores. Comparable branch store sales rose 3%, while sales in the New York flagship store declined 5%. The comparable store sales increase resulted from an increase in the average transaction size. Increased sales to tourists in many markets more than offset a decline in local customer sales, especially in the New York market.

International Retail sales increased 12% in the first quarter and rose 3% on a constant-exchange-rate basis.

In Japan, total retail sales in local currency increased 2% in the first quarter, reflecting an increased average price per jewelry unit sold which more than offset a decline in jewelry unit volume; comparable store sales in local currency declined 3% in the quarter. Japan sales were affected by generally weak economic conditions and increased competition. The Company is repositioning its merchandising and marketing efforts in Japan to mitigate such lessened demand for diamond engagement rings and silver jewelry.

In non-U.S. markets outside of Japan, comparable store sales on a constant-exchange-rate basis in the first quarter declined 0.4% in the Asia-Pacific region due to mixed results among various markets, and rose 7% in Europe due to strength in London.

The Company expects to increase its worldwide retail gross square footage by approximately 5% in 2003. Actual/expected 2003 store openings are as follows:


Location                               Actual Opening 2003      Expected Opening 2003
--------                               -------------------      ---------------------
Coral Cables, Florida                  First Quarter
Guam (conversion from wholesale)       First Quarter
Walnut Creek, California               Second Quarter
Palm Desert, California                                         Third Quarter
Ikbekuro, Japan                        First Quarter
Sapporo,Japan                          First Quarter
Tokyo (relocation)                     First Quarter
Korea                                  First Quarter
Hong Kong                                                       Fourth Quarter
Brazil                                                          Third Quarter


Direct Marketing sales rose 10% in the first quarter. Combined Internet/catalog sales rose 22% due to strong growth in Internet sales that resulted from a higher number of orders. The Business Sales division's sales declined 3% reflecting a decline in average dollars per order shipped. In addition, as announced in November 2002, the Business Sales division is no longer soliciting employee service award programs and is phasing out of that portion of its business as existing customer commitments are satisfied. Annual sales affected by this action represented less than $30,000,000, or less than half of the Business Sales division's sales in 2002. The Business Sales division will continue to offer a range of business gifts, as well as event-related trophies and other awards.

The Company established a new channel of distribution, "Specialty Retail," in 2002 to include the consolidated results of Little Switzerland, Inc., (effective October 1, 2002) as well as the consolidated results from ventures controlled by the Company, that are now or will be operated under non-TIFFANY & CO. trademarks or trade names.

Gross Profit
------------
Gross profit as a percentage of net sales ("gross margin") in the first quarter was lower than the prior year, largely due to the consolidation of Little Switzerland, which achieves a gross margin below the Company's average, and, to a lesser extent, changes in sales mix.

The Company's hedging program uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations, and the Company adjusts its retail prices in Japan from time to time to address longer-term changes in the yen/dollar relationship and local competitive pricing. Management's long-term strategy and objectives include achieving further product manufacturing/sourcing efficiencies, leveraging its fixed costs and implementing selective price adjustments in order to maintain the Company's gross margin at, or above, prior year levels. However, management expects a less-than-1% decline in gross margin in 2003 due to incremental infrastructure costs which include a new Customer Fulfillment/Distribution Center ("CFC"), the effect of consolidating the sales of Little Switzerland and costs related to building rough diamond sourcing and processing organizations in Belgium and Canada, all of which are expected to more than offset benefits from growth in internal jewelry manufacturing and from the commenced sourcing of a portion of the Company's diamond needs from a new mine in Canada.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------
SG&A rose 15% in the first quarter, due to incremental depreciation, staffing and occupancy expenses related to the Company's overall worldwide expansion, as well as higher marketing expenses which include increased advertising of its timepieces category and the consolidation of Little Switzerland's SG&A. As a percentage of net sales, SG&A rose due to insufficient comparable store sales growth to absorb the rate of increase in fixed expenses. Management's longer-term objective is to reduce this ratio by leveraging anticipated improved rates of comparable store sales growth against the Company's fixed-expense base, although management expects the ratio to increase modestly in 2003 due to a continuation of mid-teens percentage SG&A growth for the remainder of the year.

In 2001, the Company signed new distribution agreements with Mitsukoshi Ltd. of Japan ("Mitsukoshi"), whereby TIFFANY & CO. boutiques will continue to operate within Mitsukoshi's stores in Japan until at least January 31, 2007. Prior agreements expired in 2001. The new agreements largely continue the principles on which Mitsukoshi and the Company have been cooperating since 1993, when the relationship was last renegotiated. The main agreement, which will expire on January 31, 2007, covers the continued operation of TIFFANY & CO. boutiques. Separate agreements cover the operation of a freestanding TIFFANY & CO. store on Tokyo's Ginza. Under the new agreements, the Company is not restricted from further expansion of its Tokyo operations. Under the main agreement, the Company pays to Mitsukoshi a percentage of certain sales; this percentage is lower than under the prior agreements. Certain fees were reduced in 2002. Beginning in 2003, there is a further reduction in fees paid to Mitsukoshi, and the Company will employ increasing numbers of its own personnel in certain boutiques in the future.

Other Expenses, Net
-------------------
Other expenses, net in the first quarter were lower than the prior year due to lower interest expense primarily resulting from the effect of the capitalization of interest costs related to the Company's construction of its 266,000 square foot CFC in Hanover Township, New Jersey and a reduction in the Company's portion of losses in its equity investments.

Provision for Income Taxes
--------------------------
The effective income tax rates for the three months ended April 30, 2003 and 2002 are 36.7% and 40.0%. The reduction in the tax rate from the prior year is principally due to the recognition of tax benefits provided by the Extraterritorial Income Exclusion Act of 2000 ("ETI") and a favorable reserve adjustment related to the elimination of certain tax exposures. Tax benefits related to ETI were not recognized until the third quarter of 2002 when the Company determined the ETI was applicable to its operations.


In November 2000, the United States Government repealed the tax provisions associated with Foreign Sales Corporations ("FSC") and enacted, in their place, the ETI, certain provisions of which differed from those governed by the FSC regulations. The ETI provides for the exclusion from United States income tax of certain extraterritorial income from the sale of qualified United States origin goods. Qualified United States origin goods are generally defined as those wherein not more than 50% of the fair market value (including intangible values) is attributable to foreign content or value added outside the United States. The Company determined in the third quarter of 2002 that this tax benefit was applicable to its operations and, therefore, is recognizing the related tax benefit. It is unknown if this benefit will continue to be available to the Company in the future, as the World Trade Organization ("WTO") ruled in January 2002 in favor of a complaint by the European Union, and joined by Canada, Japan and India, that the ETI exclusion constitutes a prohibited export subsidy under WTO regulations. The United States Government is currently reviewing its options in response to this ruling.

New Accounting Standards
------------------------
In September 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and financial reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of SFAS No. 143, effective February 1, 2003, and its impact was not significant on the Company's financial position, earnings or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not currently expect the adoption of SFAS No. 149 to have a significant impact on the Company's financial position, earnings or cash flows.

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs, which have increased due to the Company's expansion.

The Company achieved a net cash inflow from operating activities of $3,813,000 in the three months ended April 30, 2003 compared with an inflow of $2,059,000 in the corresponding period in 2002.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $791,868,000 and 3.8:1 at April 30, 2003 compared with $770,481,000 and 3.6:1 at January 31, 2003 and $675,781,000 and 3.2:1 at April 30, 2002.

Accounts receivable, less allowances at April 30, 2003 were 5% below January 31, 2003 (which is typically a seasonal high point) and were 6% higher than April 30, 2002 largely due to sales growth.

Inventories, net at April 30, 2003 were 5% above January 31, 2003 and 17% above April 30, 2002. Finished goods inventories increased versus April 30, 2002 due to: (i) new store openings; (ii) expanded product offerings; (iii) the acquisition of Little Switzerland and the resulting consolidation of its inventories ($42,000,000); and (iv) the translation effect of a weakening U.S. dollar ($23,000,000). Higher raw material and work-in-process inventories were necessary to support the expansion of internal manufacturing activities. Management expects that inventory levels at the end of 2003 will be higher than at the end of 2002 to support anticipated comparable store sales growth, new stores, product introductions and the Company's expansion of its diamond sourcing operations. The Company's ongoing inventory objectives are to continue to refine: worldwide replenishment systems; the specialized disciplines of product development, category management and sales demand forecasting; presentation and management of inventory assortments in each store; and warehouse management and supply-chain logistics.

Capital expenditures were $33,248,000 in the three months ended April 30, 2003, compared with $32,133,000 in the 2002 period. Expenditures for full year 2003 are expected to be approximately $150,000,000, due to costs related to the opening, renovation and expansion of stores and distribution facilities, as well as ongoing investments in new systems; however, this will represent a decline of approximately 30% from 2002 due to the full or partial completion of certain major projects. In addition, in the third quarter of 2002, the Company acquired the property housing its store on Old Bond Street in London and an adjacent building in order to proceed with a renovation and reconfiguration of the interior retail selling space. The cost to purchase the London buildings was approximately $43,000,000 and construction is expected to commence in the second half of 2003 and be completed in the first half of 2005.

In 2001, the Company commenced construction of its CFC that will fulfill direct shipments to customers. Upon completion of the CFC, the Company's Parsippany, New Jersey customer service/distribution center ("CSC") will be used primarily to replenish retail store inventories. The CFC is scheduled to open in fall-2003 and the Company estimates that the overall cost of that project will be approximately $108,000,000, of which $88,300,000 has been incurred to date.

In 2000, the Company began a five-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. A new second floor opened in 2001 to provide an expanded presentation of engagement and other jewelry. A new sixth floor that houses the customer service department opened in 2002. In addition, in conjunction with the New York store project, the Company relocated its after-sales service functions to a new location and relocated several of its administrative functions. The Company has spent $59,300,000 to date for the New York store and related projects. Based on current plans, the Company estimates that the overall cost of these projects will be approximately $100,000,000.

In July 2002, the Company, in a private transaction with various institutional lenders, issued, at par, $40,000,000 of 6.15% Series C Senior Notes Due July 18, 2009 and $60,000,000 of 6.56% Series D Senior Notes Due July 18, 2012 with seven-year and 10-year lump sum repayments upon maturities. The proceeds of these issues are being, and will be, used by the Company for general corporate purposes, including seasonal working capital and were used to redeem the Company's $51,500,000 principal amount 7.52% Senior Notes which came due in January 2003. The Note Purchase Agreements require maintenance of specific financial covenants and ratios and limit certain changes to indebtedness and the general nature of the business, in addition to other requirements customary to such borrowings. Concurrently, the Company entered into an interest-rate swap agreement to hedge the change in fair value of its fixed-rate obligation. Under the swap agreement, the Company pays variable rate interest and receives fixed interest-rate payments periodically over the life of the instrument. The Company accounts for its interest-rate swap as a fair value hedge and, therefore, recognizes gains or losses on the derivative instrument and the hedged item attributable to the hedged risk in earnings in the current period. The terms of the swap agreement match the terms of the underlying debt, thereby resulting in no ineffectiveness.

In May 2001, the Company purchased 45% of Little Switzerland's outstanding shares of common stock by means of a direct investment in newly-issued unregistered shares at a cost of $9,546,000. The Company accounted for this investment under the equity method based upon its ownership interest and its significant influence. In 2001, the Company also provided Little Switzerland with an interest-bearing loan in the amount of $2,500,000. The Company's equity share of Little Switzerland's results from operations has been included in other expense (income), net and amounted to a gain of $79,000 for the three months ended April 30, 2002. In August 2002, a wholly-owned subsidiary of the Company commenced a cash tender offer to acquire the remaining balance of the outstanding shares of Little Switzerland's common stock at $2.40 per share. In October 2002, the Company purchased and paid $27,530,000 for the shares acquired, which, together with shares previously owned, represented 98% of the outstanding shares of Little Switzerland. On November 20, 2002, the subsidiary merged with and into Little Switzerland. The Company commenced the consolidation of Little Switzerland's operations effective October 1, 2002, and the interest-bearing loan provided to Little Switzerland in 2001 has been eliminated in consolidation. The acquisition was accounted for in accordance with SFAS No. 141, "Business Combinations."

In 1999, the Company made a strategic investment in Aber Diamond Corporation ("Aber") by purchasing eight million unregistered shares of its common stock, which represents 14.7% of Aber's outstanding shares, at a cost of $70,636,000. Aber holds a 40% interest in the Diavik Diamonds Project in Canada's Northwest Territories, an operation developed to mine diamonds. Production commenced in the first quarter of 2003. In addition, the Company entered into a diamond purchase agreement with Aber whereby the Company has the obligation to purchase, subject to the Company's quality standards, a minimum of $50,000,000 of diamonds per year for 10 years. It is expected that this commercial relationship will enable the Company to secure a considerable portion of its future diamond needs. The Company has established a facility in Antwerp, Belgium to handle the receipt and sorting of diamonds and is in the process of establishing a facility in Yellowknife, Canada to handle a portion of the subsequent cutting and polishing operations.

The Board of Directors has authorized the Company's stock repurchase program, which expires in November 2003. The program was initially authorized in November 1997 for the repurchase of up to $100,000,000 of the Company's Common Stock in the open market over a three-year period. That authorization was superseded in September 2000 by a further authorization of repurchases of up to $100,000,000 of the Company's Common Stock in the open market. The timing and actual number of shares repurchased depend on a variety of factors such as price and other market conditions. In the three months ended April 30, 2003, the Company repurchased and retired 200,000 shares of Common Stock at a cost of $4,610,000, or an average cost of $23.05 per share. At April 30, 2003, $16,500,000 of purchase authority remained available for future share repurchases.

The Company's sources of working capital are internally-generated cash flows and borrowings available under a multicurrency revolving credit facility ("Credit
Facility") and Little Switzerland's revolving and term loan credit facility guaranteed by the Company ("LS Facility"). In November 2001, the Company increased the borrowing limit under the Credit Facility from $160,000,000 to $200,000,000 and the number of banks from five to six. All borrowings are at interest rates based on a prime rate or LIBOR and are affected by local borrowing conditions. The Credit Facility expires in November 2006. The LS Facility allows Little Switzerland to borrow up to $10,000,000 at an interest rate of 0.80% above LIBOR or a LIBOR Market Index. Both the LS Facility, which expires in November 2005, and the Credit Facility contain covenants that require maintenance of certain debt/equity and interest-coverage ratios, in addition to other requirements customary to loan facilities of this nature.

Net-debt (short-term borrowings plus the current portion of long-term debt plus long-term debt less cash and cash equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $232,316,000 and 16% at April 30, 2003, compared with $193,462,000 and 14%
at January 31, 2003 and $130,205,000 and 11% at April 30, 2002.

Based on the Company's financial position at April 30, 2003, management anticipates that internally-generated cash flows and funds available under the Credit Facility will be sufficient to support the Company's planned worldwide business expansion and seasonal working capital increases that are typically required during the third and fourth quarters of the year.

The Company's contractual cash obligations and commercial commitments at April 30, 2003 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2003.

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

The Company uses foreign currency-purchased put options, primarily yen, and, to a lesser extent, foreign-exchange forward contracts, to minimize the impact of a strengthening of the U.S. dollar on foreign currency-denominated transactions. Gains or losses on these instruments substantially offset losses or gains on the assets, liabilities and transactions being hedged. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

The fair value of the Company's fixed-rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in gains (losses) in the market value of this debt due to differences between market interest rates and rates at the inception of the debt obligation. In order to manage the exposure to interest rate changes, the Company entered into an interest-rate swap to offset a portion of the outstanding fixed rate debt.

The Company also uses an interest rate swap to manage its yen-denominated floating-rate long-term debt in order to reduce the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.

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

Risk Factors
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (ii) that consumer spending does not decline substantially during the fourth quarter of any year; (iii) that unsettled regional and/or global conflicts or crises do not result in military, terrorist or other conditions creating long- or short-term disruptions or disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Company operates retail stores nor to the Company's continuing ability to operate in those regions; (iv) that sales in Japan will not decline substantially; (v) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (vi) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores in which TIFFANY & CO. retail locations are located; (vii) that Mitsukoshi's ability to continue as a leading department store operator in Japan will continue; (viii) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (ix) that the wholesale market for high-quality cut diamonds will provide continuity of supply and pricing; (x) that the investment in Aber achieves its financial and strategic objectives;
(xi) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations; (xii) that warehousing and distribution productivity and capacity can be further improved to support the Company's worldwide distribution requirements; (xiii) that new and existing stores and other sales locations can be leased, re-leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (xiv) that the Company can successfully improve the results of Little Switzerland and achieve satisfactory results from any future ventures into which it enters that are operated under non-TIFFANY & CO. trademarks or trade names; and (xv) that the Company's expansion plans for retail and direct selling operations and merchandise development, production and management can continue to be executed without meaningfully diminishing the distinctive appeal of the TIFFANY & CO. brand.

Part I.  Financial Information
Item 4.  Controls and Procedures

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

PART II  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

          On February 26, 2003, Registrant filed a Report on Form 8-K reporting the issuance of a press release reporting increases in sales and earnings in its fourth quarter and full year ended January 31, 2003.

          On March 24, 2003, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing the election of Jon M. King to the post of senior vice president - merchandising.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TIFFANY & CO.
                                            (Registrant)


Date: June 11, 2003                         By: /s/ James N. Fernandez
                                               ________________________________
                                               James N. Fernandez
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)

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



June 11, 2003                         /s/ Michael J. Kowalski
                                      _____________________________________
                                      Michael J. Kowalski
                                      President and Chief Executive Officer

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



June 11, 2003                 /s/ James N. Fernandez
                              __________________________________________________
                              James N. Fernandez
                              Executive Vice President - Chief Financial Officer