Form 10-Q/A
period 2003-04-30
TIFFANY & CO
filed 2003-06-23
CIK 98246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-Q/A
                                ----------------

                                 AMENDMENT NO. 1
(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934 for the quarter ended April 30, 2003. OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
     ACT OF 1934 for the transition from ________ to _____________.


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 145,183,359 shares outstanding at the close of business on May 31, 2003.

                                EXPLANATORY NOTE

This Amendment on Form 10-Q/A constitutes Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended April 30, 2003, which was previously filed with the Securities and Exchange Commission (SEC) on June 11, 2003 (the Quarterly Report). Item 6 of Part II of Form 10-Q is being amended to file
Exhibit 99.1a and Exhibit 99.2a, which was inadvertently omitted when the document was originally filed.

PART II  OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

     (a) Exhibits:

                  99.1a     Section 906 Certification by Chief Executive Officer

                  99.1b     Section 906 Certification by Chief Executive Officer

                  99.2a     Section 906 Certification by Chief Financial Officer

                  99.2b     Section 906 Certification by Chief Financial Officer

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


                                       TIFFANY & CO.
                                      (Registrant)


Date: June 20, 2003               By: /s/James N. Fernandez
                                      ----------------------------
                                      James N. Fernandez
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (principal financial officer)

                                 CERTIFICATIONS

I, Michael J. Kowalski, certify that:

     1. I have reviewed this amended quarterly report on Form 10-Q/A of Tiffany & Co.;

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



June 20, 2003                          /s/ Michael J. Kowalski
                                      -------------------------------
                                       Michael J. Kowalski
                                       Chairman and Chief Executive Officer

I, James N. Fernandez, certify that:

     1. I have reviewed this amended quarterly report on Form 10-Q/A of Tiffany & Co.;

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



June 20, 2003                  /s/ James N. Fernandez
                              --------------------------------------------------
                              James N. Fernandez
                              Executive Vice President - Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION

 99.1a Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

 99.1b Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

 99.2a Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

 99.2b Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)