Form 10-Q
period 2003-07-31
TIFFANY & CO
filed 2003-09-08
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 for the quarter ended July 31,2003.  OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes . No X .

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 145,685,381 shares outstanding at the close of business on August 31, 2003.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED July 31, 2003



PART I - FINANCIAL INFORMATION                                                       PAGE
                                                                                     ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets - July 31, 2003,
                       January 31, 2003 and July 31, 2002 (Unaudited)                   3

                  Consolidated Statements of Earnings - for the
                       three and six months ended July 31, 2003 and
                       2002 (Unaudited)                                                 4

                  Consolidated Statements of Cash Flows - for
                       the three and six months ended July 31, 2003
                       and 2002 (Unaudited)                                             5

                  Notes to Consolidated Financial Statements
                       (Unaudited)                                                   6-12


Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                13-21


Item 4.           Controls and Procedures                                              22


PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                  23

Item 6.           Exhibits and Reports on Form 8-K                                     24

                  (a) Exhibits

                  (b) Reports on Form 8-K


PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                      July 31,               January 31,             July 31,
                                                                        2003                    2003                   2002
                                                                ------------------       ------------------     ------------------

ASSETS
Current assets:
Cash and cash equivalents                                       $        116,119         $        156,197       $        191,326
Accounts receivable, less allowances
   of $7,369, $8,258 and $6,973                                          104,949                  113,061                 87,565
Inventories, net                                                         814,406                  732,088                689,732
Deferred income taxes                                                     44,185                   44,380                 48,957
Prepaid expenses and other current assets                                 35,705                   24,662                 33,708
                                                                ------------------       ------------------     ------------------

Total current assets                                                   1,115,364                1,070,388              1,051,288

Property, Plant and equipment, net                                       844,631                  677,630                573,475
Deferred income taxes                                                      7,895                    6,595                  5,415
Other assets, net                                                        159,144                  168,973                148,358
                                                                ------------------       ------------------     ------------------
                                                                $      2,127,034         $      1,923,586       $      1,778,536
                                                                ==================       ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                           $        186,157         $         52,552       $         38,313
Current portion of long-term debt                                              -                        -                 51,500
Accounts payable and accrued liabilities                                 172,383                  163,338                133,594
Income taxes payable                                                      22,011                   41,297                  9,413
Merchandise and other customer credits                                    43,457                   42,720                 39,196
                                                                ------------------       ------------------     ------------------

Total current liabilities                                                424,008                  299,907                272,016

Long-term debt                                                           289,686                  297,107                289,210
Postretirement/employment benefit obligations                             35,574                   33,117                 32,666
Other long-term liabilities                                               96,360                   85,406                 75,457

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 240,000 shares,
   issued and outstanding 145,382, 144,865 and 145,439                     1,454                    1,449                  1,454
Additional paid-in capital                                               363,841                  351,398                350,027
Retained earnings                                                        934,337                  874,694                780,986
Accumulated other comprehensive(loss) gain:
  Foreign currency translation adjustments                               (13,968)                 (14,561)               (22,287)
  Cash flow hedging instruments, net of tax                               (1,611)                  (2,284)                  (993)
  Minimum pension liability adjustment, net of tax                        (2,647)                  (2,647)                     -
                                                                ------------------        ------------------     -----------------

Total stockholders' equity                                             1,281,406                1,208,049              1,109,187
                                                                ------------------        ------------------     -----------------


                                                                $      2,127,034          $     1,923,586        $     1,778,536
                                                                ==================        ==================     =================

See notes to consolidated financial statements


                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)




                                                             Three Months Ended                        Six Months Ended
                                                                  July 31,                                 July 31,
                                                   -----------------------------------      -------------------------------------
                                                         2003                2002                 2003                    2002
                                                   ---------------     ---------------      ---------------       ---------------
Net sales                                          $       442,495     $       374,427      $       838,334       $       721,556

Cost of sales                                              187,523             154,620              353,718               295,334
                                                   ---------------     ---------------      ---------------       ---------------

Gross profit                                               254,972             219,807              484,616               426,222

Selling, general and administrative expenses               186,519             160,729              357,194               308,578
                                                   ---------------     ---------------      ---------------       ---------------

Earnings from operations                                    68,453              59,078              127,422               117,644

Other expenses, net                                          3,450               4,554                5,763                 8,606
                                                   ---------------     ---------------      ---------------       ---------------

Earnings before income taxes                                65,003              54,524              121,659               109,038

Provision for income taxes                                  23,856              21,810               44,649                43,615
                                                   ---------------     ---------------      ---------------       ---------------

Net earnings                                       $        41,147     $        32,714      $        77,010       $        65,423
                                                   ===============     ===============      ===============       ===============


Net earnings per share:

      Basic                                        $          0.28     $          0.22      $          0.53       $          0.45
                                                   ===============     ===============      ===============       ===============
      Diluted                                      $          0.28     $          0.22      $          0.52       $          0.44
                                                   ===============     ===============      ===============       ===============

Weighted average number of common shares:

      Basic                                                145,294             145,780              145,094               145,607
      Diluted                                              148,163             149,727              147,744               149,824

See notes to consolidated financial statements.



                         TIFFANY & CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                                      Six Months Ended
                                                                                          July 31,
                                                                         ----------------------------------------
                                                                                 2003                     2002
                                                                                 ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                           $      77,010             $     65,423
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                                               42,870                   37,257
    Loss on equity investments                                                     204                    1,416
    Provision for uncollectible accounts                                           539                      690
    Provision for inventories                                                    1,438                    3,986
    Deferred income taxes                                                       (1,457)                  (3,963)
    Provision for postretirement/employment benefits                             2,457                    2,667
    Deferred hedging losses (gains) transferred to earnings                      1,439                   (5,388)
  Changes in assets and liabilities, excluding effects
    of acquisitions:
    Accounts receivable                                                          7,895                   13,725
    Inventories                                                                (82,394)                 (56,159)
    Prepaid expenses and other current assets                                  (11,788)                  (8,861)
    Other assets, net                                                            6,697                   (1,228)
    Accounts payable                                                             5,813                  (10,037)
    Accrued liabilities                                                          3,381                    4,019
    Income taxes payable                                                       (14,371)                 (31,302)
    Merchandise and other customer credits                                         707                      332
    Other long-term liabilities                                                 11,696                    5,220
                                                                         --------------          ---------------
  Net cash provided by operating activities                                     52,136                   17,797
                                                                         --------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (210,513)                 (83,506)
  Proceeds from lease incentives                                                 2,251                    2,758
                                                                         --------------          ---------------
  Net cash used in investing activities                                       (208,262)                 (80,748)
                                                                         --------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment of) proceeds from long-term debt                                   (4,000)                 100,000
  Proceeds from (payments on) short-term borrowings, net                       132,991                   (5,359)
  Repurchase of Common Stock                                                    (4,610)                 (17,228)
  Proceeds from exercise of stock options                                        6,011                    9,213
  Cash dividends on Common Stock                                               (13,059)                 (11,658)
                                                                         --------------          ---------------
  Net cash provided by financing activities                                    117,333                   74,968
                                                                         --------------          ---------------
  Effect of exchange rate changes on
    cash and cash equivalents                                                   (1,285)                   5,634
                                                                         --------------          ---------------
  Net (decrease) increase in cash and cash equivalents                         (40,078)                  17,651

  Cash and cash equivalents at beginning of year                               156,197                  173,675
                                                                         --------------          ---------------
  Cash and cash equivalents at end of six months                         $     116,119           $      191,326
                                                                         ==============          ===============


See notes to consolidated financial statements.



                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONSOLIDATED FINANCIAL STATEMENTS
          ---------------------------------

          The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO (last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of July 31, 2003 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 2003 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          Certain reclassifications were made to the prior year's financial statement amounts and related note disclosures to conform with the current year's presentation.

          The Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year and, therefore, the results of its operations for the three and six months ended July 31, 2003 and 2002 are not necessarily indicative of the results of the entire fiscal year.

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

          -------------------------------------

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



                                                      Three Months Ended                 Six Months Ended
                                                             July 31,                          July 31,
                                                  --------------------------------  ------------------------------
         (in thousands, except per
         share amounts)                                 2003            2002             2003           2002
         ---------------------------------------------------------------------------------------------------------
         Net earnings as reported                    $41,147          $32,714          $77,010        $65,423


         Less:  Stock-based
         employee compensation
         expense determined under
         the fair-value method for
         all awards, net of tax                       (3,330)          (3,206)          (6,619)        (6,322)
                                                  --------------------------------  -----------------------------
         Pro forma net earnings                      $37,817          $29,508          $70,391        $59,101
                                                  ================================  =============================

         Earnings per basic
         share:

          As reported                                   0.28             0.22             0.53           0.45
          Pro forma                                     0.26             0.20             0.49           0.41

         Earnings per diluted share:
          As reported                                   0.28             0.22             0.52           0.44
          Pro forma                                     0.26             0.20             0.48           0.39



3.        ACQUISITIONS
          ------------

          In May 2001, a subsidiary of the Company purchased 45% of Little Switzerland Inc.'s ("Little Switzerland") outstanding shares of common stock at a cost of $9,546,000. The Company accounted for this investment under the equity method based upon its ownership interest and its significant influence. In 2001, the Company also provided Little Switzerland with an interest-bearing loan in the amount of $2,500,000. The Company's equity share of Little Switzerland's results from operations has been included in other expenses, net and amounted to a loss of $714,000 and $635,000 for the three and six months ended July 31, 2002.

          In October 2002, the Company purchased and paid $27,530,000 for additional shares acquired, which, with the shares previously owned, represented 98% of the outstanding shares of Little Switzerland. On November 20, 2002, the subsidiary merged with and into Little Switzerland. The purchase price has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The Company commenced the consolidation of Little Switzerland's operations effective October 1, 2002, and the interest-bearing loan provided to Little Switzerland in 2001 has been eliminated in consolidation.

          ------------------------

          The acquisition was accounted for in accordance with SFAS No. 141, "Business Combinations."

4.        INCOME TAXES
          ------------

          The effective income tax rate for the three and six months ended July 31, 2003 was 36.7%. The effective income tax rate for the three and six months ended July 31, 2002 was 40.0%. The reduction in the tax rate from the prior year is principally due to the recognition of tax benefits provided by the Extraterritorial Income Exclusion Act of 2000 ("ETI") and a favorable reserve adjustment due to the resolution of uncertain tax obligations. Tax benefits related to ETI were not recognized until the third quarter of 2002 when the Company determined the ETI was applicable to its operations.

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


5.        SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------

                                                                     Six Months Ended
                                                                         July 31,
                                                          ---------------------------------------
          Cash paid during the year for:                        2003                    2002
                                                          ----------------        ---------------

          (in thousands)
          --------------
           Interest,net of interest capitalization            $ 5,091                 $ 6,407
                                                          ================        ===============
           Income taxes                                       $58,507                 $76,984
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
                                                          ================        ===============


6.        INVENTORIES
          -----------

                                         July 31,            January 31,            July 31,
          (in thousands)                  2003                  2003                  2002
          --------------            ------------------   ------------------    ------------------
          Finished goods                $634,754               $615,247             $564,477
          Raw materials                  134,012                 91,505               95,119
          Work-in-process                 49,923                 29,698               34,477
                                    ------------------   ------------------    ------------------
                                         818,689                736,450              694,073
          Reserves                        (4,283)                (4,362)              (4,341)
                                    ------------------   ------------------    ------------------
          Inventories, net              $814,406               $732,088             $689,732
                                    ==================   ==================    ==================


          LIFO-based inventories at July 31, 2003, January 31, 2003 and July 31, 2002 were $604,499,000, $532,160,000 and $538,229,000, with the current cost exceeding the LIFO inventory value by approximately $24,235,000, $20,135,000 and $19,971,000 at the end of each period.
          The LIFO valuation method had the effect of decreasing net earnings per diluted share by $0.01 and $0.02 for the three and six months ended July 31, 2003 and had no effect on net earnings per diluted share for the three and six months ended July 31, 2002.

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

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company's financial position, earnings or cash flows.

8.        PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          In June 2003, a wholly-owned subsidiary of the Company acquired the land and building housing its Japan flagship store located in Tokyo's Ginza shopping district. The cost to purchase the land and building was approximately $140,000,000 plus transaction fees, of which $134,100,000 and $5,200,000 has been allocated to land and building, with the remaining costs allocated to other balance sheet accounts. The building is being depreciated on a straight-line basis over its estimated useful life of 39 years.

9.        DEBT
          ----

          In connection with the acquisition of Little Switzerland in 2002, the Company assumed their outstanding debt. Little Switzerland had a senior collateralized revolving and term loan credit facility ("LS Facility"), which allowed Little Switzerland to borrow up to $12,000,000, through March 21, 2005, of which up to $8,000,000 was a revolving loan and $4,000,000 was a term loan. In May 2003, the Company replaced the LS Facility with an unsecured revolving credit facility ("LS Credit Facility"), guaranteed by the Company, which allows Little Switzerland to borrow up to $10,000,000 at an interest rate of 0.80% above LIBOR or a LIBOR Market Index. The LS Credit Facility, which expires in November 2005, contains covenants that require the Company to maintain certain debt/equity and interest-coverage ratios, in addition to other requirements customary to loan facilities of this nature. There was no gain or loss associated with the replacement of the LS Facility.

          As discussed in Note 8, the Company purchased the land and building housing its Japan flagship store. This purchase has been financed with a short-term yen 11,000,000,000 bridge loan with a bank. The loan bears an interest rate of 0.58% and matures on September 30, 2003 with certain renewal options. The Company is in the process of evaluating alternatives to replace the bridge loan with long-term financing and expects to complete a transaction before the end of 2003.

10.       EARNINGS PER SHARE
          ------------------

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

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                        Three Months Ended           Six Months Ended
                                                             July 31,                    July 31,
                                                   ---------------------------  ---------------------------
          (in thousands)                                2003          2002           2003          2002
         --------------------------------------------------------------------------------------------------

          Net earnings for basic
          and diluted EPS                             $41,147       $32,714       $77,010       $65,423
                                                   ============= =============  ============= =============
          Weighted average shares
          for basic EPS                               145,294       145,780       145,094       145,607


          Incremental shares from
          assumed exercise of
          stock options                                 2,869         3,947         2,650         4,217
                                                   ------------  -------------  ------------- -------------

          Weighted average shares
          for diluted EPS                             148,163       149,727       147,744       149,824
                                                   ============  =============  ============= =============


          -----------------------------

          For the three months ended July 31, 2003 and 2002, there were 4,631,000 and 1,797,000 stock option shares excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2003 and 2002, there were 4,786,000 and 1,784,000 stock option shares excluded from the computations of earnings per diluted share due to their antidilutive effect.

11.       COMPREHENSIVE EARNINGS
          ----------------------

          The components of comprehensive earnings were:

                                                 Three Months Ended                       Six Months Ended
                                                      July 31,                                July 31,
                                           ----------------------------------     ----------------------------------
                                                 2003              2002                 2003              2002
                                                 ----              ----                 ----              ----
          (in thousands)
          --------------
          Net earnings                        $41,147           $32,714              $77,010           $65,423
          Other comprehensive
           gain(loss):

           Cash flow hedging
            instruments, net of tax               399            (3,642)                 673            (7,508)

           Foreign currency
            translation adjustments             1,828            14,592                  593            23,019
                                           -------------     -------------        -------------      -------------

          Comprehensive earnings              $43,374           $43,664              $78,276           $80,934
                                           =============     =============        =============      =============


          Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

12.       SEGMENT INFORMATION
          -------------------

          The Company's reportable segments are: U.S. Retail, International Retail, Direct Marketing and Specialty Retail (see Management's Discussion and Analysis of Financial Condition and Results of Operations for an overview of the Company's business). Effective October 1, 2002 the Company established the Specialty Retail segment to include the consolidated results of Little Switzerland, Inc., as well as the consolidated results from other ventures that are now or will be operated under non-TIFFANY & CO. trademarks or trade names. The Company's other reportable segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. In deciding how to allocate resources and assess performance, the Company's Executive Officers regularly evaluate the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers.

          ------------------------------

          Certain information relating to the Company's reportable segments is set forth below:

                                                   Three Months Ended                       Six Months Ended
                                                        July 31,                                July 31,
                                            ---------------------------------      ------------------------------------

          (in thousands)                            2003               2002                2003                 2002
          --------------                            ----               ----                ----                 ----
          Net sales:
            U.S. Retail                     $     213,036     $      187,218       $     386,622         $     352,888
            International Retail                  168,987            148,462             334,511               296,100
            Direct Marketing                       43,943             38,747              81,226                72,568
            Specialty Retail                       16,529                  -              35,975                     -
                                            --------------    --------------       --------------        --------------
                                            $     442,495     $      374,427       $     838,334         $     721,556
                                            ==============    ==============       ===============       ==============

          Earnings(losses) from
          operations*:
            U.S. Retail                     $      49,130     $       41,076       $      81,023         $      74,468
            International Retail                   43,510             39,213              91,105                83,643
            Direct Marketing                       10,074              6,777              16,894                12,102
            Specialty Retail                       (2,410)                 -              (3,073)                    -
                                            --------------    --------------       --------------        --------------
                                            $     100,304     $       87,066       $     185,949         $     170,213
                                            ==============    ==============       ===============       ==============


          * Represents earnings from operations before unallocated corporate expenses and interest and other expenses, net.

          The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:

                                                     Three Months Ended                       Six Months Ended
                                                          July 31,                                July 31,
                                           ----------------------------------     ----------------------------------
          (in thousands)                       2003               2002                 2003                 2002
          --------------                       ----               ----                 ----                 ----
          Earnings from
           operations for
           reportable segments             $  100,304        $   87,066           $   185,949         $    170,213
          Unallocated
           corporate expenses                 (31,851)          (27,988)              (58,527)             (52,569)

          Other expenses, net                  (3,450)           (4,554)               (5,763)              (8,606)
                                           ---------------   ----------------     --------------      --------------
          Earnings before
           income taxes                    $   65,003        $   54,524           $   121,659         $    109,038
                                           ===============   ================     ==============      ==============



13.       SUBSEQUENT EVENTS
          -----------------

          On August 21, 2003, the Company's Board of Directors declared a quarterly dividend of $0.05 per share. This dividend will be paid on October 10, 2003 to stockholders of record on September 22, 2003.

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

o Direct Marketing - business- to- business, catalog and Internet sales of TIFFANY & CO. products in the U.S.;

o Specialty Retail- worldwide sales made under non-TIFFANY & CO. trademarks or trade names, including LITTLE SWITZERLAND.

All references to years relate to the fiscal year that ends on January 31 of the following calendar year.


Net sales increased 18% to $442,495,000 in the three months (second quarter) ended July 31, 2003 and increased 16% to $838,334,000 in the six months (first half) ended July 31, 2003. The Company's reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar. Therefore, on a constant-exchange-rate basis, net sales rose 16% in the second quarter and 13% in the first half, and worldwide comparable store sales rose 8% in the second quarter and 4% in the first half. Net earnings increased 26% to $41,147,000 in the second quarter, or $0.28 per diluted share versus $0.22 in the prior year. Net earnings increased 18% to $77,010,000 in the first half, or $0.52 per diluted share versus $0.44 in the prior year.



Certain operating data as a percentage of net sales were as follows:

                                              Three Months             Six Months
                                              Ended July 31,          Ended July 31,
                                            -----------------       -----------------
                                             2003       2002         2003       2002
                                            -----------------       -----------------
Net sales                                   100.0%     100.0%       100.0%     100.0%
Cost of sales                                42.4       41.3         42.2       40.9
                                            -----------------       -----------------
Gross profit                                 57.6       58.7         57.8       59.1
Selling, general
  and administrative expenses                42.2       42.9         42.6       42.8
                                           ------------------       -----------------
Earnings from operations                     15.4       15.8         15.2       16.3
Other expenses, net                           0.7        1.2          0.7        1.2
                                           ------------------       -----------------
Earnings before income taxes                 14.7       14.6         14.5       15.1
Provision for income taxes                    5.4        5.9          5.3        6.0
                                           ------------------       -----------------
Net earnings                                  9.3%       8.7%         9.2%       9.1%
                                           ------------------       -----------------



Net Sales
---------

Net sales by channel of distribution were as follows:


                                Three Months              Six Months
                               Ended July 31,            Ended July 31,
                          ----------------------    ----------------------
(in thousands)               2003       2002           2003        2002
--------------            ----------------------    ----------------------
U.S. Retail               $213,036    $187,218      $386,622    $352,888
International Retail       168,987     148,462       334,511     296,100
Direct Marketing            43,943      38,747        81,226      72,568
Specialty Retail            16,529           -        35,975           -
                          ----------------------    ----------------------
                          $442,495    $374,427      $838,334    $721,556
                          ----------------------    ----------------------



U.S. Retail sales increased 14% in the second quarter and 10% in the first half due to comparable store sales growth of 9% and 6% and the opening of new stores. Comparable branch store sales rose 11% and 7%, while sales in the New York flagship store increased 2% and declined 1%. The comparable store sales growth resulted from an increase in the number of transactions and in the average transaction size. Comparable store sales growth was generated by increased sales to local customers as well as higher domestic tourist spending.

International Retail sales increased 14% in the second quarter and 13% in the first half. On a constant-exchange-rate basis, International Retail sales increased 9% and 6%.

In Japan, total retail sales in local currency increased 7% in the second quarter and 4% in the first half, reflecting an increased average price per jewelry unit sold which more than offset a decline in jewelry unit volume (primarily due to lower unit sales of silver jewelry); comparable store sales in local currency increased 4% in the second quarter and rose fractionally in the first half. Japan sales have been affected by generally weak economic conditions and increased competition. The Company seeks to mitigate sales lost due to diminished demand for diamond engagement rings and silver jewelry in Japan by changes in its merchandise and marketing practices.

In non-U.S. markets outside of Japan, comparable store sales on a constant-exchange-rate basis in the second quarter and first half rose 4% and 2% in the Asia-Pacific region due to mixed results among various markets, and rose 14% and 11% in Europe primarily due to strength in London.

Management  expects  to  increase  worldwide  retail  gross  square  footage  of
Company-operated   TIFFANY   &  CO.   stores  by   approximately   5%  in  2003.
Actual/expected 2003 store openings are as follows:


Location                              Actual Opening 2003    Expected Opening 2003
--------                              -------------------    ---------------------
Coral Cables, Florida                 First Quarter
Guam (conversion from                 First Quarter
wholesale)
Walnut Creek, California              Second Quarter
Palm Desert, California                                      Third Quarter
Ikebukuro, Japan                      First Quarter
Sapporo, Japan                        First Quarter
Nagoya, Japan (relocation)            First Quarter
Tamagawa, Japan                                              Fourth Quarter
Korea                                 First Quarter
Hong Kong                                                    Fourth Quarter
Brazil                                                       Third Quarter
Mexico                                                       Third Quarter


Direct Marketing sales rose 13% in the second quarter and 12% in the first half. Combined Internet/catalog sales rose 21% in both periods due to strong growth in Internet sales that resulted from a higher number of orders. The Business Sales division's sales rose 2% and declined fractionally reflecting a decline in the number of orders shipped but an increase in the average dollars per order. In addition, as announced in November 2002, the Business Sales division is no longer soliciting employee service award programs and is phasing out of that portion of its business as existing customer commitments are satisfied. Annual sales affected by this action represented less than $30,000,000, or less than half of the Business Sales division's sales in 2002. The Business Sales division will continue to offer a range of business gifts, as well as event-related trophies and other awards.

The Company established a new channel of distribution, "Specialty Retail," in 2002 to include the consolidated results of Little Switzerland, Inc., (effective October 1, 2002) as well as the consolidated results from other ventures that are now or will be operated under non-TIFFANY & CO. trademarks or trade names.

Gross Profit
------------
Gross profit as a percentage of net sales ("gross margin") in the second quarter and first half was lower than the prior year, largely due to the consolidation of Little Switzerland, which retails goods manufactured by others in the so-called "duty-free" market, and thereby achieves a gross margin below the Company's average. Gross margin was also affected by changes in sales mix and by higher LIFO charges to reflect increased precious metal prices, with a partial benefit from sales leverage on indirect costs.

The Company's hedging program uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations, and the Company adjusts its retail prices in Japan from time to time to address longer-term changes in the yen/dollar relationship and local competitive pricing. Management's long-term strategy and objectives include achieving further product manufacturing/sourcing efficiencies, leveraging its fixed costs and implementing selective price adjustments in order to maintain the Company's gross margin at, or above, prior year levels. However, management expects gross margin to decline by approximately one full percentage point in 2003 due to incremental infrastructure costs, which include a new Customer Fulfillment/Distribution Center ("CFC"), the effect of consolidating the sales of Little Switzerland, costs related to establishing rough diamond sourcing and processing organizations in Belgium and Canada and higher LIFO charges, all of which are expected to more than offset benefits from growth in internal jewelry manufacturing and from the sourcing of a portion of the Company's diamond needs from a new mine in Canada.

Selling,  General and Administrative Expenses ("SG&A")
------------------------------------------------------
SG&A rose 16% in both the second quarter and first half, due to incremental depreciation, staffing and occupancy expenses related to the Company's expansion, as well as higher insurance costs, higher marketing expenses, (which includes increased advertising for timepieces) and the consolidation of Little Switzerland's SG&A. As a percentage of net sales, SG&A declined in both periods due to strong sales growth that more than absorbed the rate of increase in fixed expenses. Management's longer-term objective is to reduce this ratio by leveraging anticipated improved rates of comparable store sales growth against the Company's fixed-expense base, although management expects the ratio in full year 2003 to be approximately unchanged from the prior year due to low-double-digit percentage SG&A growth for the remainder of the year.

In 2001, the Company signed new distribution agreements with Mitsukoshi Ltd. of Japan ("Mitsukoshi"), whereby TIFFANY & CO. boutiques will continue to operate within Mitsukoshi's stores in Japan until at least January 31, 2007. Prior agreements expired in 2001. The new agreements largely continue the principles on which Mitsukoshi and the Company have been cooperating since 1993, when the relationship was last renegotiated. The main agreement, which will expire on January 31, 2007, covers the continued operation of TIFFANY & CO. boutiques. Separate agreements cover the operation of a freestanding TIFFANY & CO. store on Tokyo's Ginza. Under the new agreements, the Company is not restricted from further expansion of its Tokyo operations. Under the main agreement, the Company pays to Mitsukoshi a percentage of certain sales; this percentage is lower than under the prior agreements. Fees paid Mitsukoshi were reduced in 2002 and were further reduced at the start of 2003. The Company will employ increasing numbers of its own personnel in certain Mitsukoshi boutiques in the future.

Other Expenses, Net
-------------------
Other expenses, net in the second quarter and first half were lower than the prior year principally due to lower interest expense primarily resulting from the effect of the capitalization of interest costs related to the Company's construction of its 266,000 square foot CFC in Hanover Township, New Jersey, as well as a reduction in the Company's portion of losses in its equity investments.

Provision for Income Taxes
--------------------------
The effective income tax rates were 36.7% in the second quarter and first half versus 40.0% in the prior-year periods. The reduction in the tax rate from the prior year is principally due to the recognition of tax benefits provided by the Extraterritorial Income Exclusion Act of 2000 ("ETI") and a favorable reserve adjustment due to the resolution of uncertain tax obligations. Tax benefits related to ETI were not recognized until the third quarter of 2002 when the Company determined the ETI was applicable to its operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company's financial position, earnings or cash flows.

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs, which have increased due to the Company's expansion.

The Company achieved a net cash inflow from operating activities of $52,136,000 in the six months ended July 31, 2003 compared with an inflow of $17,797,000 in the corresponding period in 2002.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $691,356,000 and 2.6:1 at July 31, 2003 compared with $770,481,000 and 3.6:1 at January 31, 2003 and $779,272,000 and 3.9:1 at July 31, 2002.

Accounts receivable, less allowances at July 31, 2003 were 7% below January 31, 2003 (which is typically a seasonal high point) and were 20% higher than July 31, 2002 largely due to sales growth.

Inventories, net at July 31, 2003 were 11% above January 31, 2003 and 18% above July 31, 2002. Finished goods inventories increased versus July 31, 2002 largely due to: (i) new store openings; (ii) expanded product offerings; and (iii) the acquisition of Little Switzerland and the resulting consolidation of its inventories ($41,000,000). Higher raw material and work-in-process inventories versus July 31, 2002 and January 31, 2003 were necessary to support the expansion of internal manufacturing activities. Management expects that inventory levels at the end of 2003 will be higher than at the end of 2002 to support anticipated comparable store sales growth, new stores, product introductions and the Company's expansion of its diamond sourcing operations. The Company's ongoing inventory objectives are to continue to refine: worldwide replenishment systems; the specialized disciplines of product development, category management and sales demand forecasting; presentation and management of inventory assortments in each store; and warehouse management and supply-chain logistics.

Capital expenditures were $210,513,000 in the six months ended July 31, 2003, compared with $83,506,000 in the 2002 period. Expenditures for full year 2003 are expected to be approximately $290,000,000, due to costs related to the opening, renovation and expansion of stores and distribution facilities, ongoing investments in new systems and the expenditure of approximately $140,000,000 plus transaction fees in June 2003 to purchase the land and building housing the Company's Tokyo flagship store. In addition, in the third quarter of 2002, the Company acquired the property housing its store on Old Bond Street in London and an adjacent building in order to proceed with a renovation and reconfiguration of the interior retail selling space. The cost to purchase the London buildings was approximately $43,000,000 and construction is expected to commence in the second half of 2003 and be completed in the first half of 2005. The Company does not expect to continue to acquire real estate housing retail branch operations, since it now owns its three flagship stores.

In 2001, the Company commenced construction of its Customer Fullfillment Center ("CFC"), a leased distribution center, that will be used to make direct shipments to customers. Upon completion of the CFC, the Company's Parsippany, New Jersey retail service/distribution center ("RSC"), formerly known as the customer service/distribution center ("CSC"), will be used primarily to replenish retail store inventories. The CFC is opening in the third quarter of 2003 and the Company estimates that the overall cost of that project will be approximately $109,000,000, of which $97,800,000 has been incurred to date.

In 2000, the Company began a five-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25% (completed November 2001), and to provide additional space for customer service, customer hospitality and special exhibitions. A new second floor opened in 2001 to provide an expanded presentation of engagement and other jewelry. A new sixth floor that houses the customer service department opened in 2002. In addition, in conjunction with the New York store project, the Company relocated its after-sales service functions to a new location and relocated several of its administrative functions. The Company has spent $63,800,000 to date for the New York store and related projects. Based on current plans, the Company estimates that the overall cost of these projects will be approximately $100,000,000.

The Company's purchase of its Tokyo flagship store has been financed with a short-term bridge loan with a bank. The Company is currently evaluating long-term financing alternatives to replace the bridge loan and expects to complete a transaction before the end of 2003.

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

In May 2001, a subsidiary of the Company purchased 45% of Little Switzerland's outstanding shares of common stock at a cost of $9,546,000. The Company accounted for this investment under the equity method based upon its ownership interest and its significant influence. In 2001, the Company also provided Little Switzerland with an interest-bearing loan in the amount of $2,500,000. The Company's equity share of Little Switzerland's results from operations has been included in other expenses, net and amounted to a loss of $714,000 and $635,000 for the three months and six months ended July 31, 2002. In October 2002, the Company's subsidiary purchased and paid $27,530,000 for additional shares, which, together with shares previously owned, represented 98% of the outstanding shares of Little Switzerland. On November 20, 2002, the subsidiary merged with and into Little Switzerland. The Company commenced the consolidation of Little Switzerland's operations effective October 1, 2002, and the interest-bearing loan provided to Little Switzerland in 2001 has been eliminated in consolidation. The acquisition was accounted for in accordance with SFAS No. 141, "Business Combinations."

In 1999, the Company made a strategic investment in Aber Diamond Corporation ("Aber") by purchasing eight million unregistered shares of its common stock, which represents 14.7% of Aber's outstanding shares, at a cost of $70,636,000. Aber holds a 40% interest in the Diavik Diamonds Project in Canada's Northwest Territories, an operation developed to mine diamonds. Production commenced in the first quarter of 2003. In addition, the Company entered into a diamond purchase agreement with Aber whereby the Company has the obligation to purchase, subject to the Company's quality standards, a minimum of $50,000,000 of diamonds per year for 10 years. It is expected that this commercial relationship will enable the Company to secure a considerable portion of its future diamond needs. The Company has established a diamond sorting/processing facility in Antwerp, Belgium and is in the process of establishing a polishing operation in Yellowknife, Canada to handle a portion of the subsequent cutting and polishing requirements.

The Board of Directors has authorized the Company's stock repurchase program, which expires in November 2003. The program was initially authorized in November 1997 for the repurchase of up to $100,000,000 of the Company's Common Stock in the open market over a three-year period. That authorization was superseded in September 2000 by a further authorization of repurchases of up to $100,000,000 of the Company's Common Stock in the open market. The timing and actual number of shares repurchased depend on a variety of factors such as price and other market conditions. In the six months ended July 31, 2003, the Company repurchased and retired 200,000 shares of Common Stock at a cost of $4,610,000, or an average cost of $23.05 per share. At July 31, 2003, $16,500,000 of purchase authority remained available for future share repurchases.

The Company's sources of working capital are internally-generated cash flows, borrowings available under a multicurrency revolving credit facility ("Credit Facility") and Little Switzerland's revolving credit facility guaranteed by the Company ("LS Facility"). In November 2001, the Company entered into a new Credit Facility to increase the borrowing limit from $160,000,000 to $200,000,000 and the number of banks from five to six. All borrowings are at interest rates based on a prime rate or LIBOR and are affected by local borrowing conditions. The Credit Facility expires in November 2006. The LS Facility allows Little Switzerland to borrow up to $10,000,000 at an interest rate of 0.80% above LIBOR or a LIBOR Market Index. Both the LS Facility, which expires in November 2005, and the Credit Facility contain covenants that require maintenance of certain debt/equity and interest-coverage ratios, in addition to other requirements customary to loan facilities of this nature.

Net-debt (short-term borrowings plus the current portion of long-term debt plus long-term debt less cash and cash equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $359,724,000 and 22% at July 31, 2003, compared with $193,462,000 and 14%
at January 31, 2003 and $187,697,000 and 14% at July 31, 2002. The increase was almost entirely due to the Company's purchase of its Tokyo flagship store in June 2003.

Based on the Company's financial position at July 31, 2003, management anticipates that internally-generated cash flows and funds available under the Credit Facility will be sufficient to support the Company's planned worldwide business expansion and seasonal working capital increases that are typically required during the third and fourth quarters of the year.

The Company's contractual cash obligations and commercial commitments at July 31, 2003 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2003.

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

The fair value of the Company's fixed-rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in gains (losses) in the market value of this debt due to differences between market interest rates and rates at the inception of the debt obligation. In order to manage the exposure to interest rate changes, the Company entered into an interest-rate swap to reduce the amount of fixed-rate debt exposed to interest rate movements.

The Company also uses an interest rate swap to manage its yen-denominated floating-rate long-term debt in order to reduce the impact of interest rate changes on earnings and cash flows.

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

Part I.   Financial Information
Item 4.   Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures

     Within 90 days before filing this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation and as of July 31, 2003, the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

    (b) Changes in Internal Controls

     Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          At Registrant's Annual Meeting of Stockholders held on May 15, 2003 each of the nominees listed below was elected a director of Registrant to hold office until the next annual meeting of the stockholders and until his or her respective successor has been elected and qualified. Tabulated with the name of each of the nominees elected is the number of Common shares cast for each nominee and the number of Common shares withholding authority to vote for each nominee. There were no broker non-votes or abstentions with respect to the election of directors.



      Nominee                    Voted For                 Withholding Authority

      Michael J. Kowalski        124,248,178                2,794,908
      Rose Marie Bravo           125,151,746                1,891,340
      William R. Chaney          124,159,391                2,883,695
      Samuel L. Hayes III        119,212,517                7,830,569
      Abby F. Kohnstamm          124,779,402                2,263,684
      Charles K. Marquis         119,234,478                7,808,608
      James E. Quinn             124,161,054                2,882,032
      William A. Shutzer          64,220,384               59,822,702


At such meeting, the stockholders approved an amendment to the Company's 1998 Employee Incentive Plan to increase the number of shares of common stock from 8,000,000 to 12,000,000. With respect to such approval, 108,719,872 shares were voted to approve, 17,197,842 were voted against, and 1,125,372 shares abstained from voting. There were no broker non-votes with respect to the approval of the amendment to the Company's 1998 Employee Incentive Plan.


The stockholders also approved the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company's fiscal 2003 financial statements. With respect to such appointment, 117,806,617 shares were voted to approve, 8,428,523 were voted against, and 807,946 shares abstained from voting. There were no broker non-votes with respect to the approval of the appointment of PricewaterhouseCoopers LLP.

ITEM 6         Exhibits and Reports on Form 8-K

   (a)         Exhibits:

               31.1 Certification by Michael J. Kowalski pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

               31.2 Certification by James N. Fernandez pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

               32      Certification  by  Michael  J.  Kowalski   and  James  N.
                       Fernandez pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

   (b)         Reports on Form 8-K:


               On May 14, 2003, Registrant filed a Report on Form 8-K reporting the issuance of a press release reporting sales in the first quarter ended April 30, 2003.

               On May 15, 2003, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing the Board of Directors has declared an increase in the quarterly dividend on its Common Stock, increasing the rate by 25%.

               On June 30, 2003, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing that its Japanese subsidiary has purchased the land and building housing its flagship store in Tokyo.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TIFFANY & CO.
                                            (Registrant)


Date: September 4, 2003                     By: /s/ James N. Fernandez
                                                ----------------------------
                                                James N. Fernandez
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (principal financial officer)

                                  EXHIBIT INDEX


EXHIBIT        DESCRIPTION
NUMBER


31.1 Certification by Michael J. Kowalski pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 Certification by James N. Fernandez pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32 Joint certification by Michael J. Kowalski and James N. Fernandez pursuant to Section 906 of Sarbanes-Oxley Act of 2002.