Form 10-Q
period 2003-10-31
TIFFANY & CO
filed 2003-12-05
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 for the quarter ended October 31, 2003.  OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _ . No X .

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 146,634,595 shares outstanding at the close of business on November 28, 2003.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2003





PART I - FINANCIAL INFORMATION                                                                  PAGE
                                                                                                ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets - October 31, 2003,
                       January 31, 2003 and October 31, 2002 (Unaudited)                           3

                  Consolidated Statements of Earnings - for the
                       three and nine months ended October 31, 2003 and
                       2002 (Unaudited)                                                            4

                  Consolidated Statements of Cash Flows - for the nine
                       months ended October 31, 2003 and 2002 (Unaudited)                          5

                  Notes to Consolidated Financial Statements
                       (Unaudited)                                                              6-13


Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                           14-22


Item 4.           Controls and Procedures                                                         23


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                24

                  (a)  Exhibits

                  (b) Reports on Form 8-K



PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                            October 31,       January 31,        October 31,
                                                                               2003               2003               2002
                                                                           --------------     --------------     -------------

ASSETS

Current assets:
Cash and cash equivalents                                                $       152,724    $       156,197   $        90,646
Accounts receivable, less allowances
  of $6,485, $8,258 and $7,021                                                   115,411            113,061            96,112
Inventories, net                                                                 897,482            732,088           777,932
Deferred income taxes                                                             44,503             44,380            48,660
Prepaid expenses and other current assets                                         43,840             24,662            39,519
                                                                         ----------------   ----------------  ----------------

Total current assets                                                           1,253,960          1,070,388         1,052,869

Property, plant and equipment, net                                               877,205            677,630           650,499
Deferred income taxes                                                              1,967              6,595             6,377
Other assets, net                                                                158,854            168,973           159,177
                                                                         ----------------   ----------------  ----------------

                                                                         $     2,291,986    $     1,923,586   $     1,868,922
                                                                         ================   ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                    $       128,202    $        52,552    $       58,268
Current portion of long-term debt                                                 50,573                  -            51,500
Accounts payable and accrued liabilities                                         199,756            163,338           182,123
Income taxes payable                                                                 952             41,297               485
Merchandise and other customer credits                                            44,867             42,720            39,520
                                                                         ----------------   ----------------  ----------------

Total current liabilities                                                        424,350            299,907           331,896

Long-term debt                                                                   386,677            297,107           295,947
Postretirement/employment benefit obligations                                     36,803             33,117            33,999
Other long-term liabilities                                                       97,508             85,406            81,905

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value; authorized 240,000 shares,
  issued and outstanding 146,285, 144,865 and 145,154                              1,463              1,449             1,451
Additional paid-in capital                                                       384,315            351,398           350,469
Retained earnings                                                                955,060            874,694           801,927
Accumulated other comprehensive (loss) gain:
  Foreign currency translation adjustments                                        11,148            (14,561)          (27,206)
  Deferred hedging losses, net of tax                                             (2,691)            (2,284)           (1,466)
  Minimum pension liability adjustment, net of tax                                (2,647)            (2,647)                -
                                                                         ----------------   ----------------  ----------------

Total stockholders' equity                                                     1,346,648          1,208,049         1,125,175
                                                                         ----------------   ----------------  ----------------

                                                                         $     2,291,986    $     1,923,586    $    1,868,922
                                                                         ================   ================  ================

See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)




                                                               Three Months Ended                   Nine Months Ended
                                                                  October 31,                          October 31,
                                                          ------------------------------   ----------------------------------
                                                              2003              2002             2003               2002
                                                          ------------     -------------   ---------------     --------------

Net sales                                                 $   430,123       $   366,033     $   1,268,457      $   1,087,589

Cost of sales                                                 192,402           150,220           546,120            445,554
                                                          ------------     -------------   ---------------     --------------

Gross profit                                                  237,721           215,813           722,337            642,035

Selling, general and administrative expenses                  188,506           165,900           545,700            474,478
                                                          ------------     -------------   ---------------     --------------

Earnings from operations                                       49,215            49,913           176,637            167,557

Other expenses, net                                             4,933             5,446            10,696             14,052
                                                          ------------     -------------   ---------------     --------------

Earnings before income taxes                                   44,282            44,467           165,941            153,505

Provision for income taxes                                     16,251             9,283            60,900             52,898
                                                          ------------     -------------   ---------------     --------------

Net earnings                                              $    28,031       $    35,184     $     105,041      $     100,607
                                                          ============     =============   ===============     ==============


Net earnings per share:

     Basic                                                $      0.19       $      0.24     $        0.72      $        0.69
                                                          ============     =============   ===============     ==============
     Diluted                                              $      0.19       $      0.24     $        0.71      $        0.68
                                                          ============     =============   ===============     ==============

Weighted average number of common shares:

     Basic                                                    146,047           145,137           145,412            145,450
     Diluted                                                  149,079           148,066           148,024            149,046


See notes to consolidated financial statements.


                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                              Nine Months Ended
                                                                                                 October 31,
                                                                                  -----------------------------------------
                                                                                           2003                   2002
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                  $         105,041      $         100,607
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                                                          65,659                 56,761
      Loss on equity investments                                                              1,087                  2,592
      Provision for uncollectible accounts                                                      821                  1,005
      Provision for inventories                                                               4,299                  6,506
      Deferred income taxes                                                                   4,937                 (4,529)
      Provision for postretirement/employment benefits                                        3,686                  4,000
      Deferred hedging losses (gains) transferred to earnings                                 2,247                 (7,004)
    Changes in assets and liabilities, excluding effects
      of acquisitions:
      Accounts receivable                                                                       925                  6,875
      Inventories                                                                          (143,557)              (115,422)
      Prepaid expenses and other current assets                                             (20,497)               (10,080)
      Other assets, net                                                                       6,506                 (4,150)
      Accounts payable                                                                       20,322                 12,008
      Accrued liabilities                                                                     9,709                 17,170
      Income taxes payable                                                                  (26,952)               (41,346)
      Merchandise and other customer credits                                                  2,049                    666
      Other long-term liabilities                                                            13,048                  7,249
                                                                                  ------------------     ------------------

    Net cash provided by operating activities                                                49,330                 32,908
                                                                                  ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                   (247,752)              (175,319)
    Acquisitions, net of cash acquired                                                            0                (24,554)
    Proceeds from lease incentives                                                            3,214                  2,945
                                                                                  ------------------     ------------------

    Net cash used in investing activities                                                  (244,538)              (196,928)
                                                                                  ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                            135,105                100,000
    Repayment of long-term debt                                                              (4,000)                     0
    Proceeds from short-term borrowings, net                                                 73,048                  8,315
    Repurchase of Common Stock                                                               (4,610)               (26,195)
    Proceeds from exercise of stock options                                                  16,831                  9,848
    Cash dividends on Common Stock                                                          (20,366)               (17,463)
                                                                                  ------------------     ------------------

    Net cash provided by financing activities                                               196,008                 74,505
                                                                                  ------------------     ------------------

    Effect of exchange rate changes on
      cash and cash equivalents                                                              (4,273)                 6,486
                                                                                  ------------------     ------------------
    Net decrease in cash and cash equivalents                                                (3,473)               (83,029)

    Cash and cash equivalents at beginning of year                                          156,197                173,675
                                                                                  ------------------     ------------------

    Cash and cash equivalents at end of nine months                               $         152,724      $          90,646
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


                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONSOLIDATED FINANCIAL STATEMENTS
          ---------------------------------

          The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO (last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of October 31, 2003 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 2003 are derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          Certain reclassifications were made to the prior year's financial statement amounts and related note disclosures to conform with the current year's presentation.

          The Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year and, therefore, the results of its operations for the three and nine months ended October 31, 2003 and 2002 are not necessarily indicative of the results of the entire fiscal year.

2.        STOCK - BASED COMPENSATION
          --------------------------

          Employee stock options are accounted for using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees" and its related interpretations. Compensation costs were not recorded in net earnings for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                                        Three Months Ended                  Nine Months Ended
                                                            October 31,                        October 31,
                                                  ----------------------------------------------------------------
          (in thousands, except per
          share amounts)                                2003         2002               2003            2002
          ---------------------------------------------------------------------------------------------------------
          Net earnings as reported                    $28,031      $35,184            $105,041       $100,607

          Less:  Stock-based
          employee compensation
          expense determined under
          the fair-value method for
          all awards, net of tax                       (3,292)      (3,168)             (9,911)        (9,490)
                                                  --------------------------------  ---------------------------
                                                      $24,739      $32,016            $ 95,130       $ 91,117
          Pro forma net earnings                  ================================  ===========================

          Earnings per basic share:
           As reported                                $ 0.19       $ 0.24             $ 0.72         $ 0.69
                                                  ================================  ===========================
           Pro forma                                  $ 0.17       $ 0.22             $ 0.65         $ 0.63
                                                  ================================  ===========================
          Earnings per diluted
          share:

           As reported                                $ 0.19       $ 0.24             $ 0.71         $ 0.68
                                                  ================================  ===========================
           Pro forma                                  $ 0.17       $ 0.22             $ 0.64         $ 0.61
                                                  ================================  ===========================

3.        ACQUISITIONS
          ------------

          In May 2001, a subsidiary of the Company purchased 45% of Little Switzerland Inc.'s ("Little Switzerland") outstanding shares of common stock at a cost of $9,546,000. The Company accounted for this investment under the equity method based upon its ownership interest and its significant influence. In 2001, the Company also provided Little Switzerland with an interest-bearing loan in the amount of $2,500,000. The Company recorded equity losses for its share of Little Switzerland's results from operations (through September 30, 2002) in other expenses, net in the amount of $503,000 in the three months ended October 31, 2002 and $1,138,000 in the nine months ended October 31, 2002.

          ------------------------

          In October 2002, the subsidiary of the Company purchased and paid $27,530,000 for additional shares acquired, which, with the shares previously owned, represented 98% of the outstanding shares of Little Switzerland. On November 20, 2002, the subsidiary merged with and into Little Switzerland. The purchase price has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The amount assigned to goodwill at January 31, 2003 has been reduced by $733,000 due to the finalization of deferred taxes, which was completed in the third quarter of 2003. The total amount of the purchase price allocated to goodwill is $8,803,000. The Company commenced the consolidation of Little Switzerland's operations effective October 1, 2002.

          The acquisition was accounted for in accordance with SFAS No. 141, "Business Combinations."

4.        INCOME TAXES
          ------------

          The effective income tax rate for the three and nine months ended October 31, 2003 was 36.7%. The effective income tax rate for the three and nine months ended October 31, 2002 was 20.9% and 34.5%. The change in the tax rate from the prior year was due to the Company recognizing, in 2002, the cumulative effect of prior periods' tax benefits provided by the Extraterritorial Income Exclusion Act of 2000 ("ETI"). The Company began recognizing the tax benefits related to the ETI in the third quarter of 2002 when the Company determined the ETI was applicable to its operations.

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

5.        SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------

                                                                                     Nine Months Ended
                                                                                        October 31,
                                                                         ------------------------------------
           (in thousands)                                                         2003                2002
          ---------------------------------------------------------------------------------------------------

          Cash paid during the year for:

           Interest, net of interest capitalization                               $ 6,795             $ 7,309
                                                                         ================    ================
           Income taxes                                                           $80,276             $96,035
                                                                         ================    ================
          Details of businesses acquired in
          purchase transactions:

           Fair value of assets acquired                                          $     -             $42,039
           Less: liabilities assumed                                                    -              16,454
                                                                         ----------------    ----------------
           Cash paid for acquisitions                                                   -              25,585
           Less: cash acquired                                                          -               1,031
                                                                         ----------------    ----------------
           Net cash paid for acquisitions                                         $     -             $24,554
                                                                         ================    ================

          Supplemental Noncash Investing
          and Financing Activities:

           Issuance of Common Stock for the
            Employee Profit Sharing and
            Retirement Savings Plan                                               $ 2,000             $ 1,000
                                                                         ================    ================



6.        INVENTORIES
          -----------

                                                    October 31,           January 31,             October 31,
          (in thousands)                               2003                   2003                   2002
          ----------------------------------------------------------------------------------------------------
          Finished goods                              $706,653               $615,247               $655,853
          Raw materials                                141,520                 91,505                 90,567
          Work-in-process                               53,911                 29,698                 36,038
                                                  ----------------       ---------------       ---------------
                                                       902,084                736,450                782,458
          Reserves                                      (4,602)                (4,362)                (4,526)
                                                  ----------------       ---------------       ---------------
          Inventories, net                            $897,482               $732,088               $777,932
                                                  ================       ===============       ===============

          LIFO-based inventories at October 31, 2003, January 31, 2003 and October 31, 2002 were $632,909,000, $532,160,000 and $575,660,000, with the current cost exceeding the LIFO inventory value by approximately $27,735,000, $20,135,000 and $19,471,000 at the end of
          each period. The LIFO valuation method had the effect of decreasing net earnings per diluted share by $0.01 and $0.03 for the three and nine months ended October 31, 2003 and had no effect on net earnings per diluted share for the three and nine months ended October 31, 2002.

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

          -----------------------------------------

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

8.        PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          In June 2003, a wholly-owned subsidiary of the Company acquired the land and building housing its Japan flagship store located in Tokyo's Ginza shopping district. The cost to purchase the land and building was $140,400,000 of which $134,700,000 and $5,200,000 has been allocated to land and building, with the remaining costs allocated to other balance sheet accounts. The building is being depreciated on a straight-line basis over its estimated useful life of 39 years.

9.        DEBT
          ----

          As discussed in Note 8, the Company purchased the land and building housing its Japan flagship store. This purchase was financed with a short-term yen 11,000,000,000 bridge loan ("Bridge Loan") with a bank. The loan had an interest rate of 0.58% and matured on September 30, 2003. The loan was paid in full upon maturity.

          In September 2003, a subsidiary of the Company issued yen 15,000,000,000 of senior unsecured First Series Yen denominated Bonds ("Bonds") due 2010 with principal due upon maturity and a fixed coupon rate of 2.02% payable in semi-annual installments. The Bonds were sold in a private transaction to qualified institutional investors in Japan. The obligations under the Bonds are unconditionally and irrevocably guaranteed by the Company. The proceeds from the issuance have been primarily used by the Company to repay the Bridge Loan.

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

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                    Three Months  Ended               Nine Months Ended
                                                       October 31,                       October 31,
                                                --------------------------------------------------------------

         (in thousands)                             2003              2002           2003              2002
         -----------------------------------------------------------------------------------------------------
         Net earnings for basic
         and diluted EPS                          $28,031           $35,184        $105,041          $100,607

                                                ============== ==============    ==============  =============

         Weighted average shares
         for basic EPS                            146,047           145,137         145,412           145,450

         Incremental shares from
         assumed exercise of
         stock options                              3,032             2,929           2,612             3,596
                                                -------------- --------------    --------------  -------------

         Weighted average shares
         for diluted EPS                          149,079           148,066         148,024           149,046
                                                ============== ==============    ==============  =============


          For the three months ended October 31, 2003 and 2002, there were 1,421,000 and 5,094,000 stock option shares excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2003 and 2002, there were 4,665,000 and 4,906,000 stock option shares excluded from the computations of earnings per diluted share due to their antidilutive effect.

11.       COMPREHENSIVE EARNINGS
          ----------------------

          The components of comprehensive earnings were:

                                                     Three Months Ended           Nine Months Ended
                                                        October 31,                  October 31,
                                                   ------------------------------------------------------

         (in thousands)                              2003          2002           2003           2002
         ------------------------------------------------------------------------------------- ----------

         Net earnings                              $28,031       $35,184        $105,041       $100,607

         Other comprehensive
         gain(loss):
          Deferred hedging
           losses, net of tax                       (1,080)         (473)           (407)        (7,981)

          Foreign currency
           translation adjustments                  25,116        (4,919)         25,709         18,100
                                                  ------------- -------------  ------------- -------------

         Comprehensive earnings                    $52,067       $29,792        $130,343       $110,726
                                                  ============= ============== ============= ==============


          Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

12.       SEGMENT INFORMATION
          --------------------

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


          Certain information relating to the Company's reportable segments is set forth below:

                                                  Three Months Ended                      Nine Months Ended
                                                      October 31,                            October 31,
                                            ----------------------------------------------------------------------------

          (in thousands)                      2003                2002                2003                  2002
          --------------------------------------------------------------------------------------------------------------
          Net sales:
            U.S. Retail                  $   202,844         $  168,493         $    589,466          $    521,381
            International Retail             173,533            156,281              508,044               452,381
            Direct Marketing                  39,311             37,337              120,537               109,905
            Specialty Retail                  14,435              3,922               50,410                 3,922
                                         ----------------    --------------     -----------------     -----------------
                                         $   430,123       $    366,033         $  1,268,457          $  1,087,589
                                         ================    ==============     =================     =================

          Earnings(losses) from
          operations*:
            U.S. Retail                  $    37,654         $   27,205         $    118,638          $     99,954
            International Retail              43,568             43,172              134,429               126,730
            Direct Marketing                   5,053              4,461               22,145                16,533
            Specialty Retail                  (4,132)            (1,024)              (7,213)               (1,024)
                                         ----------------    --------------     -----------------     -----------------
                                         $    82,143         $   73,814         $    267,999          $    242,193
                                         ================    ==============     =================     =================

          * Represents earnings from operations before unallocated corporate expenses and interest and other expenses, net.

          -------------------------------

          The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:

                                                     Three Months Ended                      Nine Months Ended
                                                        October 31,                             October 31,
                                              --------------------------------------------------------------------
         (in thousands)                               2003             2002                 2003            2002
         ---------------------------------------------------------------------------------------------------------
         Earnings from
          operations for
          reportable segments                  $    82,143       $   73,814         $    267,999     $   242,193

         Unallocated
          corporate expenses                       (32,928)         (23,901)             (91,362)        (74,636)

         Other expenses, net                        (4,933)          (5,446)             (10,696)        (14,052)
                                              --------------    --------------     --------------   --------------
         Earnings before
          income taxes                         $    44,282       $   44,467         $    165,941     $   153,505
                                              ==============    ==============     ==============   ==============

13.      SUBSEQUENT EVENTS
         -----------------

          On November 20, 2003, the Company's Board of Directors declared a quarterly dividend of $0.05 per share. This dividend will be paid on January 12, 2004 to stockholders of record on December 19, 2003.

          On November 20, 2003, the Board of Directors extended the Company's stock repurchase program until November 30, 2006 and increased the remaining authorization by $100,000,000, allowing the Company to repurchase up to $116,500,000 of the Company's outstanding Common Stock in addition to those which already have been purchased.

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


Net sales increased 18% to $430,123,000 in the three months (third quarter) ended October 31, 2003 and increased 17% to $1,268,457,000 in the nine months (year-to-date) ended October 31, 2003. The Company's reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar. Therefore, on a constant-exchange-rate basis, net sales rose 15% in the third quarter and 14% in the year-to-date, and worldwide comparable store sales rose 10% in the third quarter and 6% in the year-to-date. Net earnings declined 20% to $28,031,000 in the third quarter, or $0.19 per diluted share versus $0.24 in the prior year. Net earnings increased 4% to $105,041,000 in the year-to-date, or $0.71 per diluted share versus $0.68 in the prior year.


Certain operating data as a percentage of net sales were as follows:

                                 Three Months                 Nine Months
                              Ended October 31,            Ended October 31,
                              ------------------           ------------------
                               2003        2002             2003        2002
                              ------------------           ------------------

Net sales                     100.0%      100.0%            100.0%      100.0%
Cost of sales                  44.7        41.0              43.1        41.0
                              ------------------           ------------------
Gross profit                   55.3        59.0              56.9        59.0
Selling, general
  and administrative expenses  43.8        45.3              43.0        43.6
                              ------------------           ------------------
Earnings from operations       11.5        13.7              13.9        15.4
Other expenses, net             1.2         1.5               0.8         1.3
                              ------------------           ------------------
Earnings before income taxes   10.3        12.2              13.1        14.1
Provision for income taxes      3.8         2.6               4.8         4.8
                              ------------------           ------------------
Net earnings                    6.5%        9.6%              8.3%        9.3%
                              ------------------           ------------------


Net Sales
---------

Net sales by channel of distribution were as follows:

                                   Three Months                Nine Months
                                Ended October 31,           Ended October 31,
                               -------------------       ----------------------
(in thousands)                      2003     2002             2003       2002
--------------                 -------------------       ----------------------
U.S. Retail                     $202,844  $168,493       $  589,466  $  521,381
International Retail             173,533   156,281          508,044     452,381
Direct Marketing                  39,311    37,337          120,537     109,905
Specialty Retail                  14,435     3,922           50,410       3,922
                               -------------------      -----------------------
                                $430,123  $366,033       $1,268,457  $1,087,589
                               -------------------      -----------------------

U.S. Retail sales rose 20% in the third quarter and 13% in the year-to-date due to comparable store sales growth of 16% and 9% and the opening of new stores. Comparable branch store sales rose 16% and 10%, while sales in the New York flagship store rose 15% and 4%. The comparable store sales growth resulted from an increase in the average transaction size as well as in the number of transactions. Comparable store sales growth was generated by increased sales to local customers and tourists.

International Retail sales increased 11% in the third quarter and 12% in the year-to-date. On a constant-exchange-rate basis, International Retail sales increased 5% and 6%.

In Japan, total retail sales in local currency increased fractionally in the third quarter and 3% in the year-to-date, reflecting an increased average price per jewelry unit sold and a decline in jewelry unit volume (primarily due to lower unit sales of silver jewelry); comparable store sales in local currency declined 3% in the third quarter and 1% in the year-to-date. Japan sales have been affected by generally weak consumer spending and increased competition. The Company is seeking to mitigate sales lost due to diminished demand for diamond engagement rings and silver jewelry in Japan by changes in its merchandise and marketing practices.

In non-U.S. markets outside of Japan, comparable store sales on a constant-exchange-rate basis in the third quarter and year-to-date rose 25% and 10% in the Asia-Pacific region due to strong growth in most markets, and rose 10% and 11% in Europe primarily due to strength in London.

Worldwide retail gross square footage of Company-operated TIFFANY & CO. stores will increase by approximately 5% in 2003. Actual/expected 2003 store openings are as follows:


Location                            Actual Opening 2003    Expected Opening 2003
--------                            -------------------    ---------------------

Coral Cables, Florida               First Quarter
Guam (conversion from wholesale)    First Quarter
Walnut Creek, California            Second Quarter
Palm Desert, California             Third Quarter
Ikebukuro, Japan                    First Quarter
Sapporo, Japan                      First Quarter
Nagoya, Japan (relocation)          First Quarter
Tamagawa, Japan                                            Fourth Quarter
Korea                               First Quarter
Hong Kong*                                                 Fourth Quarter
Brazil                              Third Quarter
Mexico                              Third Quarter



* - Includes 2 new locations and the closing of an existing location

Direct Marketing sales rose 5% in the third quarter and 10% in the year-to-date. Combined Internet/catalog sales increased 23% in the third quarter and 22% in the year-to-date primarily due to a higher number of orders. The Business Sales division's sales declined 19% in the third quarter and 6% in the year-to-date reflecting a decline in the number of orders shipped but an increase in the average dollars per order. As announced in November 2002, the Business Sales division is no longer soliciting employee service award programs and is phasing out of that portion of its business as existing customer commitments are satisfied. Annual sales affected by this action represented less than $30,000,000, or less than half of the Business Sales division's sales in 2002. The Business Sales division will continue to offer a range of business gifts, as well as event-related trophies and other awards.

The Company established a new channel of distribution, "Specialty Retail," in 2002 to include the consolidated results of Little Switzerland, Inc., (effective October 1, 2002) as well as the consolidated results from other ventures that are now or will be operated under non-TIFFANY & CO. trademarks or trade names. Therefore, results in the third quarter and year-to-date are not fully comparative to the prior year.

Gross Profit
------------
Gross profit as a percentage of net sales ("gross margin") in the third quarter and year-to-date was lower than the prior year due to: the consolidation of Little Switzerland, which retails goods manufactured by others and achieves a gross margin below the Company's average; the opening of the Company's Customer Fulfillment/Distribution Center ("CFC") in the third quarter; changes in sales mix toward higher-priced, lower-margin diamond jewelry as the U.S. retail selling environment improved and the sales of silver jewelry in Japan declined; and higher inventory costs due to increased precious metal costs.

The Company's hedging program uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations, and the Company adjusts its retail prices in Japan from time to time to address longer-term changes in the yen/dollar relationship and local competitive pricing. Management's long-term strategy and objectives include achieving further product manufacturing/sourcing efficiencies, leveraging its fixed costs and implementing selective price adjustments in order to maintain the Company's gross margin at, or above, prior year levels. However, management expects gross margin in the fourth quarter to be slightly below the prior year due to the opening of the CFC, sales mix and higher inventory costs, as well as ongoing costs related to establishing rough diamond sourcing and processing organizations in Belgium and Canada, all of which are expected to more than offset benefits from growth in internal jewelry manufacturing and from the sourcing of a portion of the Company's diamond needs from mines in Canada.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------
SG&A rose 14% in the third quarter and 15% in the year-to-date, due to incremental depreciation, staffing and occupancy expenses related to the Company's expansion, as well as higher insurance costs, higher marketing expenses, (which includes increased advertising for timepieces), the consolidation of Little Switzerland's SG&A and business development costs related to the Specialty Retail channel. As a percentage of net sales, SG&A declined in both periods, as the strong sales growth more than absorbed the rate of increase in fixed expenses. Management's longer-term objective is to reduce this ratio by leveraging anticipated rates of comparable store sales growth against the Company's fixed-expense base, although management expects the ratio in full year 2003 to be approximately unchanged from the prior year due to the above-mentioned factors.

In 2001, the Company signed new distribution agreements with Mitsukoshi Ltd. of Japan ("Mitsukoshi"), whereby TIFFANY & CO. boutiques will continue to operate within Mitsukoshi's stores in Japan until at least January 31, 2007. Prior agreements expired in 2001. The new agreements largely continue the principles on which Mitsukoshi and the Company have been cooperating since 1993, when the relationship was last renegotiated. The main agreement, which will expire on January 31, 2007, covers the continued operation of TIFFANY & CO. boutiques. Separate agreements cover the operation of a freestanding TIFFANY & CO. store on Tokyo's Ginza. Under the new agreements, the Company is not restricted from further expansion of its Tokyo operations. Under the main agreement, the Company pays to Mitsukoshi a percentage of certain sales; this percentage is lower than under the prior agreements. Fees paid to Mitsukoshi were reduced in 2002 and were further reduced at the start of 2003. The Company will employ increasing numbers of its own personnel in certain Mitsukoshi boutiques in the future.

Other Expenses, Net
-------------------
Other expenses, net in the third quarter and year-to-date were lower than the prior year principally due to lower interest expense as well as a reduction in the Company's portion of losses in its equity investments, primarily due to the consolidation of Little Switzerland which the Company acquired in October 2002.

Provision for Income Taxes
--------------------------
The effective income tax rate was 36.7% in both the third quarter and year-to-date versus 20.9% and 34.5% in the prior-year periods. The change in the tax rate from the prior year was due to the Company recognizing in 2002 the cumulative effect of prior periods' tax benefits provided by the Extraterritorial Income Exclusion Act of 2000 ("ETI"). Tax benefits related to the ETI were not recognized until the third quarter of 2002 when the Company determined the ETI was applicable to its operations and recorded a nonrecurring, cumulative tax benefit.

In November 2000, the United States Government repealed the tax provisions associated with Foreign Sales Corporations ("FSC") and enacted, in their place, the ETI, certain provisions of which differed from those governed by the FSC regulations. The ETI provides for the exclusion from United States income tax of certain extraterritorial income earned from the sale of qualified United States origin goods. Qualified United States origin goods are generally defined as those wherein not more than 50% of the fair market value (including intangible values) is attributable to foreign content or value added outside the United States. It is unknown if this benefit will continue to be available to the Company in the future because the World Trade Organization ("WTO") ruled in January 2002 in favor of a complaint by the European Union, and joined by Canada, Japan and India, that the ETI exclusion constitutes a prohibited export subsidy under WTO regulations. The United States Government is currently reviewing its options in response to this ruling.

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

The Company achieved a net cash inflow from operating activities of $49,330,000 in the nine months ended October 31, 2003 compared with an inflow of $32,908,000 in the 2002 period.

Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $829,610,000 and 3.0:1 at October 31, 2003 compared with $770,481,000 and 3.6:1 at January 31, 2003 and $720,973,000 and 3.2:1 at October 31, 2002.

Accounts receivable, less allowances at October 31, 2003 were 2% above January 31, 2003 (which is typically a seasonal high point) and were 20% higher than October 31, 2002 due to sales growth.

Inventories, net at October 31, 2003 were 23% above January 31, 2003 and 15% above October 31, 2002. Finished goods inventories increased versus October 31, 2002 largely due to the translation effect from a weaker U.S. dollar, new store openings and expanded product offerings. Higher raw material and work-in-process inventories versus October 31, 2002 and January 31, 2003 were necessary to support the expansion of internal jewelry manufacturing activities. Management expects that inventory levels at the end of 2003 will be higher than at the end of 2002 to support anticipated comparable store sales growth, new stores, product introductions and the Company's expansion of its diamond sourcing operations. The Company's ongoing inventory objectives are to continue to refine: worldwide replenishment systems; the specialized disciplines of product development, category management and sales demand forecasting; presentation and management of inventory assortments in each store; and warehouse management and supply-chain logistics.

Capital expenditures were $247,752,000 in the nine months ended October 31, 2003, compared with $175,319,000 in the 2002 period. Expenditures for full year 2003 are expected to be approximately $280,000,000 due to costs related to the opening, renovation and expansion of stores and distribution facilities, ongoing investments in new systems and the expenditure of $140,400,000 in June 2003 to purchase the land and building housing the Company's Tokyo flagship store.

In 2002, the Company acquired the property housing its store on Old Bond Street in London and an adjacent building in order to proceed with a renovation and reconfiguration of the interior retail selling space. The cost to purchase the London buildings was approximately $43,000,000 and construction is expected to commence in the first half of 2004 and be completed in the first half of 2006. The Company does not expect to continue to acquire real estate housing retail branch operations because it now owns its three flagship stores.

In 2001, the Company commenced construction of its CFC, a leased distribution center. The CFC opened in September 2003 and is being used to process direct shipments to customers. The Company's Parsippany, New Jersey retail service/distribution center ("RSC"), formerly known as the customer service/distribution center ("CSC"),will focus on replenishing retail store inventories. The Company estimates that the overall cost of the CFC project will be approximately $111,000,000, of which $105,600,000 has been incurred to date.

In 2000, the Company began a five-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25% (completed November 2001), and to provide additional space for customer service, customer hospitality and special exhibitions. The renovated second floor re-opened in 2001 to provide an expanded presentation of engagement and other jewelry. The renovated sixth floor that now houses the customer service department re-opened in 2002. The renovated fourth floor that offers tableware merchandise re-opened in November 2003. In conjunction with the New York store project, the Company relocated its after-sales service functions to a new location and relocated several of its administrative functions. The Company has spent $69,600,000 to date for the New York store and related projects. Based on current plans, the Company estimates that the overall cost of these projects will be approximately $100,000,000.

In June 2003, the Company purchased the land and building housing its Japan flagship store. This purchase was financed with a short-term yen 11,000,000,000 bridge loan ("Bridge Loan") with a bank. The loan had an interest rate of 0.58% and matured on September 30, 2003. The loan was paid in full upon maturity.

In September 2003, a subsidiary of the Company issued yen 15,000,000,000 of senior unsecured First Series Yen denominated Bonds ("Bonds") due 2010 with principal due upon maturity and a fixed coupon rate of 2.02% payable in semi-annual installments. The Bonds were sold in a private transaction to qualified institutional investors in Japan. The obligations under the Bonds are unconditionally and irrevocably guaranteed by the Company. The proceeds from the issuance have been primarily used by the Company to repay the Bridge Loan.

In July 2002, the Company, in a private transaction with various institutional lenders, issued, at par, $40,000,000 of 6.15% Series C Senior Notes Due July 18, 2009 and $60,000,000 of 6.56% Series D Senior Notes Due July 18, 2012 with seven-year and 10-year lump sum repayments upon maturities. The proceeds of these issues were used by the Company for general corporate purposes, including seasonal working capital and to redeem the Company's $51,500,000 principal amount 7.52% Senior Notes which came due in January 2003. The Note Purchase Agreements require maintenance of specific financial covenants and ratios and limit certain changes to indebtedness and the general nature of the business, in addition to other requirements customary to such borrowings. Concurrently, the Company entered into an interest-rate swap agreement to hedge the change in fair value of its fixed-rate obligation. Under the swap agreement, the Company pays variable rate interest and receives fixed interest-rate payments periodically over the life of the instrument. The Company accounts for its interest-rate swap as a fair value hedge and, therefore, recognizes gains or losses on the derivative instrument and the hedged item attributable to the hedged risk in earnings in the current period. The terms of the swap agreement match the terms of the underlying debt, thereby resulting in no ineffectiveness.

In May 2001, a subsidiary of the Company purchased 45% of Little Switzerland's outstanding shares of common stock at a cost of $9,546,000. The Company accounted for this investment under the equity method based upon its ownership interest and its significant influence. In 2001, the Company also provided Little Switzerland with an interest-bearing loan in the amount of $2,500,000. The Company recorded equity losses for its share of Little Switzerland's results from operations (through September 30, 2002) in other expenses, net and amounted to a loss of $503,000 and $1,138,000 for the three months and nine months ended October 31, 2002. In October 2002, the Company's subsidiary purchased and paid $27,530,000 for additional shares, which, together with shares previously owned, represented 98% of the outstanding shares of Little Switzerland. On November 20, 2002, the subsidiary merged with and into Little Switzerland. The purchase price has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The amount assigned to goodwill at January 31, 2003 has been reduced by $733,000 due to the finalization of deferred taxes, which was completed in the third quarter of 2003. The total amount of the purchase price allocated to goodwill is $8,803,000. The Company commenced the consolidation of Little Switzerland's operations effective October 1, 2002. The acquisition was accounted for in accordance with SFAS No. 141, "Business Combinations."

In 1999, the Company made a strategic investment in Aber Diamond Corporation ("Aber") by purchasing eight million unregistered shares of its common stock, which represents 14.7% of Aber's outstanding shares, at a cost of $70,636,000. Aber holds a 40% interest in the Diavik Diamond Mine in Canada's Northwest Territories, an operation developed to mine diamonds. Production commenced in the first quarter of 2003. In addition, the Company entered into a diamond purchase agreement with Aber whereby the Company has the obligation to purchase, subject to the Company's quality standards, a minimum of $50,000,000 of diamonds per year for 10 years. It is expected that this commercial relationship will enable the Company to secure a considerable portion of its future diamond needs. The Company has established a diamond sorting/processing facility in Antwerp, Belgium and a polishing operation in Yellowknife, Canada to handle a portion of the subsequent cutting and polishing requirements.

In November 2003, the Board of Directors extended and expanded the Company's stock repurchase program, which expired in November 2003, until November 30, 2006. The Board increased the remaining authorization by $100,000,000. The program now authorizes expenditures up to $116,500,000 to repurchase outstanding shares of the Company's Common Stock. The timing of purchases and the actual number of shares to be repurchased depends on a variety of factors such as price and other market conditions. In the nine months ended October 31, 2003, the Company repurchased and retired 200,000 shares of Common Stock at a cost of $4,610,000, or an average cost of $23.05 per share.

The Company's sources of working capital are internally-generated cash flows, borrowings available under a multicurrency revolving credit facility ("Credit Facility") and Little Switzerland's revolving credit facility guaranteed by the Company ("LS Facility"). In November 2001, the Company entered into a Credit Facility to increase the borrowing limit from $160,000,000 to $200,000,000 and the number of banks from five to six. All borrowings are at interest rates based on a prime rate or LIBOR and are affected by local borrowing conditions. The Credit Facility expires in November 2006. The LS Facility allows Little Switzerland to borrow up to $10,000,000 at an interest rate of 0.80% above LIBOR or a LIBOR Market Index. Both the LS Facility, which expires in November 2005, and the Credit Facility contain covenants that require maintenance of certain debt/equity and interest-coverage ratios, in addition to other requirements customary to loan facilities of this nature.

Net-debt (short-term borrowings plus the current portion of long-term debt plus long-term debt less cash and cash equivalents) and the corresponding ratio of net-debt as a percentage of total capital (net-debt plus stockholders' equity) were $412,728,000 and 23% at October 31, 2003, compared with $193,462,000 and
14% at January  31,  2003 and  $315,069,000  and 22% at October  31,  2002.  The
increases were largely due to the Company's purchase of its Tokyo flagship store in June 2003.

Based on the Company's financial position at October 31, 2003, management anticipates that internally-generated cash flows and funds available under the Credit Facility will be sufficient to support the Company's planned worldwide business expansion and seasonal working capital increases that are typically required during the third and fourth quarters of the year.

The Company's contractual cash obligations and commercial commitments at October 31, 2003 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2003.


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

Risk Factors
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (ii) that consumer spending does not decline substantially during the fourth quarter of any year; (iii) that unsettled regional and/or global conflicts or crises do not result in military, terrorist or other conditions creating long- or short-term disruptions or disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Company operates retail stores nor to the Company's continuing ability to operate in those regions; (iv) that sales in Japan will not decline substantially; (v) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (vi) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores in which TIFFANY & CO. retail locations are located; (vii) that Mitsukoshi will continue as a leading department store operator in Japan; (viii) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (ix) that the wholesale market for high-quality rough and cut diamonds will provide continuity of supply and pricing; (x) that the investment in Aber achieves its financial and strategic objectives; (xi) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations; (xii) that warehousing and distribution productivity and capacity can be further improved to support the Company's worldwide distribution requirements; (xiii) that new and existing stores and other sales locations can be leased, re-leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (xiv) that the Company can successfully improve the results of Little Switzerland and achieve satisfactory results from any future ventures into which it enters that are operated under non-TIFFANY & CO. trademarks or trade names; and (xv) that the Company's expansion plans for retail and direct selling operations and merchandise development, production and management can continue to be executed without meaningfully diminishing the distinctive appeal of the TIFFANY & CO. brand.

Part I.  Financial Information
Item 4.  Controls and Procedures

    (a)  Evaluation of Disclosure Controls and Procedures

     Within 90 days before filing this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation and as of October 31, 2003, the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

    (a)        Exhibits:

               31.1 Certification by Michael J. Kowalski pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

               31.2 Certification by James N. Fernandez  pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

               32 Certification by Michael J. Kowalski and James N. Fernandez pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


(b)            Reports on Form 8-K:


               On August 13, 2003, Registrant filed a Current Report on Form 8-K reporting the issuance of a press release announcing its sales and earnings for the second quarter ended July 31, 2003.

               On September 29, 2003, Registrant filed a Current Report on Form 8-K reporting the issuance of a press release announcing that J. Thomas Presby has been appointed to fill a newly created seat on the Board of Directors.

               On September 30, 2003, Registrant filed a Current Report on Form 8-K reporting the issuance of a press release announcing that Tiffany & Co. Japan, Inc., an indirect wholly-owned subsidiary of Tiffany & Co., completed long-term debt financing.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TIFFANY & CO.
                                              (Registrant)


Date: December 4, 2003                     By:/s/ James N. Fernandez
                                              ----------------------------
                                              James N. Fernandez
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (principal financial officer)

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