Form 10-K
period 2004-01-31
TIFFANY & CO
filed 2004-04-12
CIK 98246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended January 31, 2004

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from to

Commission file no. 1-9494

TIFFANY & CO.

(Exact name of registrant as specified in its charter)

Delaware	13-3228013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

727 Fifth Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 755-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange On which registered

Common Stock, $.01 par value per share	New York Stock Exchange
Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑          No ☐

      As of July 31, 2003 the aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant was approximately $4,942,290,723 using the closing sales price on this day of $34.36. See Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters below.

      As of March 25, 2004, the registrant had outstanding 146,922,669 shares of its common stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE.

      The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant’s Annual Report to Stockholders for the Fiscal Year Ended January 31, 2004 (Parts I, II and IV) and Registrant’s Proxy Statement Dated April 12, 2004 (Part III).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, including information incorporated herein by reference, contains certain “forward-looking statements” concerning the Registrant’s objectives and expectations regarding store openings, retail prices, gross margin, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. Statements beginning with such words as “believes”, “intends”, “plans”, and “expects” include forward-looking statements that are based on management’s expectations given facts as currently known by management on the date this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission. All forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. As a jeweler and specialty retailer, the Registrant’s success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Registrant and/or the markets in which it operates. The following assumptions, among others, are “risk factors” which could affect the likelihood that the Registrant will achieve the objectives and expectations communicated by management: (i) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, “luxuries”; (ii) that consumer spending does not decline substantially during the fourth quarter of any year; (iii) that unsettled regional and/or global conflicts or crises do not result in military, terrorist and/or other conditions creating disruptions or disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Registrant operates retail stores nor to the Registrant’s continuing ability to operate in those regions; (iv) that sales in Japan will not decline substantially; (v) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (vi) that Mitsukoshi Ltd. of Japan and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores which have TIFFANY & CO. retail locations; (vii) that Mitsukoshi will continue as a leading department store operator in Japan; (viii) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (ix) that the wholesale market for high-quality rough and cut diamonds will provide continuity of supply and pricing; (x) that the investment in Aber Diamond Corporation achieves its financial and strategic objectives; (xi) that new systems, particularly for inventory management, can be successfully integrated into the Registrant’s operations; (xii) that distribution and manufacturing productivity and capacity can be further improved to support the Registrant’s expanding requirements; (xiii) that new and existing stores and other sales locations can be leased, re-leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (xiv) that the Registrant can successfully improve the results of Little Switzerland, Inc. and achieve satisfactory results from any future ventures into which it enters that are operated under non-TIFFANY & CO. trademarks or trade names; and (xv) that the Registrant’s expansion plans for retail and direct selling operations and merchandise development, production and management can continue to be executed without meaningfully diminishing the distinctive appeal of the TIFFANY & CO. brand.

- Page 2 -	Tiffany & Co. Report on Form 10-K FY 2003

     The statements in this Annual Report on Form 10-K are made as of the date this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission and the Registrant undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changes in expectations or otherwise.

Website Access to Information

     The Registrant provides access free of charge, through its website at www.tiffany.com, to the Registrant’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission.

PART I

Item 1. Business

     (a) General history of business.

     Registrant (also referred to as the “Company”) is the parent corporation of Tiffany and Company (“Tiffany”). Charles Lewis Tiffany founded Tiffany’s business in 1837. He incorporated Tiffany in New York in 1868. Registrant acquired Tiffany in 1984 and completed the initial public offering of Registrant’s Common Stock in 1987.

     (b) Financial information about industry segments.

     Registrant’s segment information for the fiscal years ended January 31, 2004, 2003 and 2002 is incorporated by reference from Registrant’s Annual Report to Stockholders for the Fiscal Year ended January 31, 2004 (Note R. “Segment Information”). The Executive Officers of the Company do not evaluate the performance of the Company’s assets on a segment basis for internal management reporting and, therefore, such information is not presented.

     (c) Narrative description of business.

     As used below, the terms “Fiscal 2001”, “Fiscal 2002” and “Fiscal 2003” refer to the fiscal years ended on January 31, 2002, 2003 and 2004, respectively. Registrant is a holding company, and conducts all business through its subsidiary corporations.

Products

     Registrant’s principal product categories are fine jewelry, timepieces, sterling silver goods, china, crystal, stationery, fragrances and personal accessories.

     Registrant offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. In Fiscal 2001, 2002 and 2003, approximately 79%, 80% and 82%, respectively, of

- Page 3 -	Tiffany & Co. Report on Form 10-K FY 2003

Registrant’s net sales were attributable to jewelry. Products identified in Registrant’s merchandise assortment as engagement jewelry accounted for approximately 19% of net sales in Fiscal 2003. See Merchandise Purchasing, Manufacturing and Raw Materials below. Designs are developed by employees, suppliers, independent designers and independent “name” designers. See Designer Licenses below.

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

Distribution and Marketing

Channels of Distribution

     For financial reporting purposes, Registrant categorizes its sales as follows:

U.S. Retail consists of retail sales transacted in Tiffany-operated stores in the United States (see U.S. Retail below);

Direct Marketing consists of U.S. business-to-business, direct mail catalog and Internet sales (see Direct Marketing below);

International Retail consists of both retail and wholesale sales to customers located outside the United States, as well as a limited amount of business-to-business sales and Internet sales (see International Retail below); and

Specialty Retail consists of retail and wholesale sales transacted under non-TIFFANY trademarks and trade names. It includes sales transacted in LITTLE SWITZERLAND and TEMPLE ST. CLAIR stores and will include sales under other marks to be developed.

U.S. Retail

New York Flagship

     Tiffany’s New York flagship store on Fifth Avenue accounts for a significant portion of the Company’s sales and is the focal point for marketing and public relations efforts. Approximately 11%, 10% and 9% of total Company net sales for Fiscal 2001, 2002 and 2003, respectively, were attributable to the New York store’s retail sales. In Fiscal 2000, Tiffany commenced a multiyear renovation and reconfiguration project to increase the store’s selling space and provide additional floor space for customer service and special exhibitions. Tiffany opened the additional selling floor in 2001, and renovations of three other floors were completed by the end of Fiscal 2003. Tiffany anticipates completion of its renovation plans within the next three years.

- Page 4 -	Tiffany & Co. Report on Form 10-K FY 2003

U.S. Branch Stores

     At January 31, 2004, in addition to its New York flagship store, Tiffany had 50 branch stores in the United States. The following table identifies the location and year of opening of each U.S. branch store:

U.S. Branch Store Openings

	Year		Year
Store Location	Opened	Store Location	Opened
San Francisco, California	1963	Palo Alto, California	1997
Houston, Texas	1963	Denver, Colorado	1998
Beverly Hills, California	1964	Las Vegas, Nevada	1998
Chicago, Illinois	1966	Manhasset, New York	1998
Atlanta, Georgia	1969	Seattle, Washington	1998
Dallas, Texas	1982	Scottsdale, Arizona	1998
Boston, Massachusetts	1984	Century City, California	1999
Costa Mesa, California	1988	Dallas (NorthPark), Texas	1999
Philadelphia, Pennsylvania	1990	Boca Raton, Florida	1999
Vienna, Virginia	1990	Tamuning, Guam	1999
Palm Beach, Florida	1991	Old Orchard, (Skokie) Illinois	2000
Honolulu, Hawaii (Ala Moana)	1992	Maui, Hawaii (Wailea)	2000
San Diego, California	1992	Greenwich, Connecticut	2000
Troy, Michigan	1992	Portland, Oregon	2000
Bal Harbour, Florida	1993	Tampa, Florida	2001
Maui, Hawaii	1994	Santa Clara (San Jose), California	2001
Oak Brook, Illinois	1994	Honolulu, Hawaii (Waikiki) †	2002
King of Prussia, Pennsylvania	1995	Bellevue, Washington	2002
Short Hills, New Jersey	1995	East Hampton, New York	2002
White Plains, New York	1995	St. Louis, Missouri	2002
Hackensack, New Jersey	1996	Orlando, Florida	2002
Chevy Chase, Maryland	1996	Coral Gables, Florida	2003
Charlotte, North Carolina	1997	Tumon Bay (DFS), Guam ††	2003
Chestnut Hill, Massachusetts	1997	Palm Desert, California	2003
Cincinnati, Ohio	1997	Walnut Creek, California	2003

†Replaced two previously existing Honolulu locations.

††Conversion from DFS trade location to U.S. Retail.

     Most of Tiffany’s U.S. branch stores display a representative selection of merchandise, but none of them maintains the extensive selection carried by the New York store. Management currently contemplates the opening of new TIFFANY & CO. branch stores in the United States at the rate of approximately three to five per year. Management regularly evaluates potential markets for new TIFFANY & CO. stores with a view to the demographics of the area to be served, consumer demand and the proximity of other luxury brands and existing TIFFANY & CO. locations, recognizing that over-saturation of any market could diminish the distinctive appeal of the

- Page 5 -	Tiffany & Co. Report on Form 10-K FY 2003

TIFFANY & CO. brand. However, management believes that there are a significant number of locations remaining in the United States that meet the requirements of a TIFFANY & CO. location, particularly when smaller format stores are opened. Tiffany has entered into lease agreements to open additional branches in 2004 in Edina, Minnesota, Kansas City, Missouri, Palm Beach Gardens, Florida and Westport, Connecticut. See Item 2. Properties below for further information concerning U.S. Retail store leases. U.S. TIFFANY & CO. branch stores range in size from approximately 1,500 to 16,000 gross square feet and total approximately 384,000 gross square feet. Prior to 1993, an average of approximately 45% of the floor space in each branch store was devoted to retail selling. Stores opened between 1993 and 2001 generally range from approximately 4,000 to 7,000 gross square feet and are designed to devote approximately 60-70% of total floor space to retail selling. Branch stores opened after 2001 feature a store design format of approximately 5,000 square feet in size and display primarily fine jewelry and timepieces, with a select assortment of china and crystal giftware. The East Hampton location is approximately 3,000 square feet in size and represents the first “resort” store.

Direct Marketing

Business Sales Division

     Business Sales Division sales executives call on business clients throughout the United States, selling products drawn from the retail product line and items specially developed or sourced for the business market, including trophies and items designed for the particular customer. Price allowances are given to business account holders for certain purchases. Business Sales Division customers have typically purchased for business gift giving, employee service and achievement recognition awards, customer incentives and other purposes. During Fiscal 2003, the Company discontinued its service award programs.1 Products and services are marketed through an organization of approximately 120 persons through advertising in newspapers and business periodicals and through the publication of special catalogs. Business account holders may also make gift purchases through the Company’s Web site at www.tiffany.com.

Catalogs

     Tiffany also distributes catalogs of selected merchandise to its proprietary list of retail mail and telephone customers and to mailing lists rented from third parties. SELECTIONS® catalogs are published, supplemented by COLLECTIONS and other catalogs.

Internet

     The Company distributes a selection of more than 2,400 products through its Web site at www.tiffany.com. The Company expects to continue its expansion of merchandise selection and services on the site based on customer needs.

[1]	Service award programs represented approximately 14% of Direct Marketing Sales in Fiscal 2002 and 6% of Direct Marketing Sales in Fiscal 2003.

- Page 6 -	Tiffany & Co. Report on Form 10-K FY 2003

The following table sets forth certain data with respect to mail, telephone and Internet order operations for the periods indicated:

	Fiscal Year
	2001	2002	2003
Number of names on catalog mailing and Internet lists at year-end (consists of customers who purchased by mail, telephone or Internet prior to the applicable date):	1,497,407	1,788,008	2,237,349

Total catalog mailings during fiscal year (in millions):	25.9	24.0	24.9

Total mail, telephone or Internet orders received during fiscal year:	492,538	614,610	728,525

International Retail

     Stores and boutiques included in the International Retail channel of distribution are listed on the following page.

- Page 7 -	Tiffany & Co. Report on Form 10-K FY 2003

International Locations

Locations Operated by Registrant’s Subsidiaries

Japan	Asia-Pacific Excluding Japan
* Operated by Registrant’s Subsidiaries with Mitsukoshi Ltd.

Abeno, Kintetsu Department Store	Australia: Melbourne, Collins Street
Chiba, Mitsukoshi Department Store *	Australia: Sydney, Chifley Plaza
Fukuoka, Mitsukoshi *	China, Beijing, The Palace Hotel
Fukuoka, Mitsukoshi Department Store *	Hong Kong: Hong Kong Airport
Ginza, Mitsukoshi Department Store *	Hong Kong: International Finance Center
Hiroshima, Mitsukoshi Department Store *	Hong Kong: Landmark Center
Ikebukuro, Mitsukoshi Department Store *	Hong Kong: Pacific Place
Ikebukuro, Tobu Department Store	Hong Kong: Peninsula Hotel
Kagoshima, Mitsukoshi Department Store *	Hong Kong: Sogo Department Store
Kanazawa, Mitsukoshi *	Korea: Pusan, Paradise Hotel
Kashiwa, Takashimaya Department Store	Korea: Seoul, Galleria Department Store
Kawasaki, Saikaya Department Store	Korea: Seoul, Hyundai Department Store
Kobe, Daimaru Department Store	Korea: Seoul, Hyundai Coex Department Store
Kochi, Daimaru Department Store	Korea: Seoul, Lotte Downtown Department Store
Kokura, Izutsuya Department Store	Korea: Seoul, Lotte World
Koriyama, Usui Department Store	Malaysia: Suria KLCC
Kumamoto, Tsuruya Department Store	Singapore: Ngee Ann City
Kurashiki, Mitsukoshi Department Store *	Singapore: Raffles Hotel
Kyoto, Daimaru Department Store	Taiwan: Kaohsiung, Hanshin Department Store
Kyoto, Takashimaya Department Store	Taiwan: Taipei, Regent Hotel
Matsuyama, Mitsukoshi Department Store *	Taiwan: Taipei, Sogo Department Store
Nagano, Mitsukoshi *(Closed 2/04)	Taiwan: Taichung, Sogo Department Store
Nagoya Hoshigaoka, Mitsukoshi Dept. Store *
Nagoya, Mitsukoshi *	Europe
Nagoya, Takashimaya Department Store
Nihonbashi, Mitsukoshi Department Store *	England: London, Old Bond Street
Niigata, Mitsukoshi Department Store *	England: London, The Royal Exchange
Oita, Tokiwa Department Store	England: London, Harrod’s Department Store
Okayama, Tenmaya Department Store	England: London, Sloane Street (Opened 4/04)
Okinawa, Mitsukoshi Department Store *	France: Paris, Rue de la Paix
Osaka, Mitsukoshi Department Store *	France: Paris, LePrintemps Department Store
Osaka, Takashimaya Department Store	Germany: Frankfurt
Sagamihara, Isetan Department Store	Germany: Munich
Sapporo, Mitsukoshi Department Store *	Italy: Florence
Sapporo, Daimaru Dept. Store	Italy: Milan
Sendai, Mitsukoshi Department Store *	Italy: Rome
Shinjuku, Isetan Department Store	Switzerland: Zurich
Shinjuku, Mitsukoshi Department Store *
Shinsaibashi, Daimaru Department Store
Shizuoka, Matsuzakaya Department Store
Tachikawa, Isetan Department Store
Takamatsu, Mitsukoshi Department Store *

     Continued on Next Page

- Page 8 -	Tiffany & Co. Report on Form 10-K FY 2003

Japan (Cont’d)
* Operated by Registrant’s Subsidiaries with Mitsukoshi Ltd	Canada and Central/South America

Tamagawa, Takashimaya Department Store
Tokyo Bay, Ikspiari *	Canada: Toronto
Tokyo, Ginza Flagship Store *	Mexico: Mexico City, Palacio Store, Polanco
Tottori, Daimaru Department Store	Mexico: Mexico City, Palacio Store, Perisur
Umeda, Daimaru Department Store	Mexico: Mexico City, Masaryk
Utsunomiya, Tobu Department Store	Mexico: Puebla, Palacio Store
Wakayama, Kintetsu Department Store (Opened 3/04)	Brazil: Sao Paulo, Iguatemi Shopping Center
Yokohama, Landmark Plaza, Mitsukoshi *	Brazil: Sao Paulo, Jardins
Yokohama, Mitsukoshi Department Store *

Business with Mitsukoshi

     On August 1, 2001, Registrant’s wholly-owned subsidiary, Tiffany & Co. Japan Inc. (“Tiffany-Japan”) entered into agreements with Mitsukoshi Ltd. of Japan (“Mitsukoshi”). These agreements continue long-standing commercial relationships that Registrant and its affiliated companies have had with Mitsukoshi. These agreements will expire on January 31, 2007.

     In the fiscal years ended January 31, 2002, 2003 and 2004, respectively, total Japan sales represented 28%, 26% and 24% of Registrant’s net sales. Sales recorded in retail locations operated in connection with Mitsukoshi accounted for 18%, 16% and 14% of Registrant’s net sales in those years.

     Tiffany-Japan has merchandising and marketing responsibilities in the operation of TIFFANY & CO. boutiques in Mitsukoshi’s stores and other locations throughout Japan. Mitsukoshi acts for Tiffany-Japan in the sale of merchandise owned by Tiffany-Japan and Registrant recognizes as revenues the retail price charged to the ultimate consumer in Japan. Tiffany-Japan holds inventories for sale, establishes retail prices, bears the risk of currency fluctuations, provides one or more brand managers in each boutique, controls merchandising and displays within the boutiques, manages inventory and controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise. Mitsukoshi provides and maintains boutique facilities and assumes retail credit and certain other risks.

     Mitsukoshi provides retail staff in “Standard Boutiques” and Tiffany-Japan provides retail staff in “Concession Boutiques.” At present, there are 13 Standard Boutiques and 11 Concession Boutiques. One existing boutique will be converted from a Standard to Concession Boutique. Risk of inventory loss varies depending on whether the boutique is a Standard Boutique or a Concession Boutique. Mitsukoshi bears responsibility for loss or damage to the merchandise in Standard Boutiques and Tiffany-Japan bears the risk in Concession Boutiques.

     Mitsukoshi retains a portion (the “basic portion”) of the net retail sales made in TIFFANY & CO. Boutiques. The basic portion varied depending on the type of Boutique and the retail price of the merchandise involved. Through January 31, 2003, Mitsukoshi’s basic portion was 27% in Standard Boutiques and 20% in Concession Boutiques for most merchandise. From February 1, 2003 through the expiration of the 2001 Agreement, the highest basic portion available to Mitsukoshi in any Standard Boutique will be 26% and for any Concession Boutique, not less than 17%.

- Page 9 -	Tiffany & Co. Report on Form 10-K FY 2003

     Tiffany-Japan also pays Mitsukoshi an incentive fee of five percent of the amount by which boutique sales increase above “Target Sales” calculated on a per-boutique basis. Target Sales means a year-to-year increase that is greater than the lesser of (i) 10% or (ii) a sales goal set by Tiffany-Japan.

     In June 2003, through its purchase of a trust beneficiary interest, Registrant’s Japanese affiliate acquired the land and building housing the 12,000 square foot TIFFANY & CO. store located in Tokyo’s Ginza shopping district (the “Tokyo Flagship Store”). The Tokyo Flagship Store is leased by Tiffany-Japan to Mitsukoshi. Tiffany-Japan bears all costs of operating the Premises. Tiffany-Japan selects and furnishes merchandise for display in the Flagship Store, prices the merchandise for retail sale, bears all risk of loss until the merchandise is sold to a customer and determines all issues of display, packaging, signage and advertising. Mitsukoshi acts for Tiffany-Japan in the sale of the merchandise, collects and holds the sales proceeds, makes credit available to customers, bears all credit losses and provides its point-of-sale transaction processing system (the “POS System”). Tiffany-Japan provides all necessary staff other than employees provided by Mitsukoshi in connection with the POS System. Management of the Flagship Store, other than with respect to the POS System, is the responsibility of Tiffany-Japan.

     After compensating Tiffany-Japan on a percentage-of-sales basis for rent and staffing, Mitsukoshi is allocated 3% of net sales.

International Wholesale Distribution

     Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in markets in Central/Latin/South American, Caribbean, Canadian, Asia-Pacific, Russian and Middle Eastern regions. Such sales represented 1.5% of total sales in Fiscal 2003.2

     Management anticipates continued expansion of international wholesale distribution in Central/Latin/South American, Caribbean and Asia-Pacific regions as markets are developed.

[2]	As of the end of fiscal year 2001 the Company discontinued wholesale sales of jewelry and fragrance in Europe. This change has not had a significant impact on sales or profits and has enabled the Company to better manage the TIFFANY & CO. brand and to focus management efforts on Company-operated stores in Europe.

- Page 10 -	Tiffany & Co. Report on Form 10-K FY 2003

Expansion of Worldwide Retail Operations

     Registrant expects to continue to open stores in locations outside the United States. However, the timing and success of this program will depend upon many factors, including Registrant’s ability to obtain suitable retail space on satisfactory economic terms and the extent of consumer demand for TIFFANY & CO. products in overseas markets. Such demand varies from market to market.

     The Company’s commercial relationship with Mitsukoshi and Mitsukoshi’s ability to continue as a leading department store operator have been and will continue to be substantial factors in the Company’s continued success in Japan. Presently, TIFFANY & CO. boutiques are located in 24 Mitsukoshi department stores and other retail locations operated with Mitsukoshi in Japan. The Company also operates 26 boutiques primarily in department stores other than Mitsukoshi, in locations within Japan but outside of Tokyo, and plans to open more.

     The arrangements with other Japanese department stores are substantially similar to the Company’s relationship with Mitsukoshi, with varying fees from store to store.

     In recent years, the Japanese department store industry has, in general, suffered declining sales. There is a risk that such financial difficulties will force consolidations or store closings. Should one or more Japanese department store operators, such as Mitsukoshi, elect or be required to close one or more stores now housing a TIFFANY & CO. boutique, the Company’s sales and earnings would be reduced while alternate premises are being obtained.

     Tiffany began its ongoing program of international expansion through proprietary retail stores in 1986 with the establishment of the London flagship store. Company-operated international TIFFANY & CO. stores and boutiques range in size from approximately 700 to 15,000 gross square feet and total approximately 248,000 gross square feet devoted to retail purposes. The following chart details the growth in the Company’s stores and boutiques since Fiscal 1987 on a worldwide basis:

- Page 11 -	Tiffany & Co. Report on Form 10-K FY 2003

Worldwide TIFFANY & CO. Retail Locations Operated by Registrant’s Subsidiary Companies

	Americas and Europe			Asia-Pacific
		Canada,
		Central/Latin
End of		/South
Fiscal:	U.S.	Americas	Europe	Japan		Elsewhere	Total
1987	8	0	2	0		0	10
1988	9	0	3	0		1	13
1989	9	0	5	0		2	16
1990	12	0	5	0		3	20
1991	13	1	7	0		4	25
1992	16	1	7	7		4	35
1993	16	1	6	37	**	5	65
1994	18	1	6	37		7	69
1995	21	1	6	38		9	75
1996	23	1	6	39		12	81
1997	28	2	7	42		17	96
1998	34	2	7	44		17	104
1999	38	3	8	44		17	110
2000	42	4	8	44		21	119
2001	44	5	10	47		20	126
2002	47	5	11	48		20	131
2003	51	7	11	50		22	141

**Prior to July 1993, many TIFFANY & CO. boutiques in Japan were operated by Mitsukoshi (ranging from 21 in 1987 to 29 in 1993). See Business with Mitsukoshi above.

Specialty Retail

     In Fiscal 2002, the Company established this new channel of distribution to include the consolidated results of existing or future ventures that sell or will sell merchandise under non-TIFFANY trademarks and trade names. Specialty retail sales accounted for 4% of net sales in Fiscal 2003.

     Registrant believes that Specialty Retail offers an opportunity to achieve incremental growth in sales and earnings without diminishing the distinctive appeal of the TIFFANY & CO. brand. Ventures to be developed or acquired for the Specialty Retail channel have been and will be chosen with a view to more fully exploiting Registrant’s established infrastructure for distribution and manufacturing of luxury products, manufacturing, store development and brand management.

- Page 12 -	Tiffany & Co. Report on Form 10-K FY 2003

Little Switzerland, Inc.

     In October 2002, the Company, through a subsidiary, completed the acquisition of all the shares of Little Switzerland, Inc., a specialty retailer of brand name watches, jewelry, china, crystal and giftware. Little Switzerland stores are located on six Caribbean islands (St. Thomas (3); St. Maarten/St. Martin (3); St. John (1); Aruba (6); Curacao (1); and Barbados (1)) and in Florida (Key West (3)) and Alaska (Skagway (2); Juneau (1); and Ketchikan (1)), and appeal primarily to tourists from the United States. Little Switzerland sells primarily non-TIFFANY brand products, but certain stores carry selected TIFFANY & CO. merchandise.

Temple St. Clair L.L.C.

     In December 2002, the Company, through a subsidiary, made an investment in Temple St. Clair L.L.C., a privately held company engaged in the design and wholesale sale of fine jewelry in the United States, using the exclusive designs of Temple St. Clair Carr. In late Fiscal 2003, Temple St. Clair opened its first retail boutiques in Costa Mesa, California and Short Hills, New Jersey. The results of Temple St. Clair operations are being consolidated in the Registrant’s financial statements based upon ownership interest and control over the operations of the business.

Advertising and Promotion

     Tiffany regularly advertises primarily in newspapers and magazines and periodically conducts product promotional events. In Fiscal 2001, 2002 and 2003, Tiffany spent approximately $86.4 million, $101.9 million, and $122.4 million, respectively, on worldwide advertising, which include media, production, catalogs, promotional events and other related costs.

     Public Relations (promotional) activity is a significant aspect of Registrant’s business. Management believes that Tiffany’s image is enhanced by a program of charity sponsorships, grants and merchandise donations. Donations are also made to The Tiffany & Co. Foundation, a private foundation organized to support other 501(c)(3) charitable organizations with efforts concentrated in the education and preservation of the arts and environmental conservation. The Company also engages in a program of retail promotions and media activities to maintain consumer awareness of the Company and its products. Each year, Tiffany publishes its well-known Blue Book which showcases fine jewelry and other merchandise. Tiffany’s window displays are another important aspect of Tiffany’s promotional efforts. John Loring, Tiffany’s Design Director, is the author of numerous books featuring TIFFANY & CO. products. Registrant considers these and other promotional efforts important in maintaining Tiffany’s image as an arbiter of taste and style.

- Page 13 -	Tiffany & Co. Report on Form 10-K FY 2003

Trademarks

     The designations TIFFANY® and TIFFANY & CO.® are the principal trademarks of Tiffany, as well as serving as trade names. Through its subsidiaries, the Company has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO., as well as the TIFFANY BLUE BOX® and the color TIFFANY BLUE® for a variety of product categories in the United States and in other countries. Over the years, Tiffany has maintained a program to protect its trademarks and has instituted legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products. Tiffany has been generally successful in such actions and management considers that its United States trademark rights in TIFFANY and TIFFANY & CO. are strong. However, use of the designation TIFFANY by third parties (often small companies) on unrelated goods or services, frequently transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action. Tiffany actively pursues those who counterfeit or sell counterfeit TIFFANY & CO. goods through civil action and cooperation with criminal law enforcement agencies. However, counterfeit TIFFANY & CO. goods remain available in many markets and the cost of enforcement is expected to continue to rise.

     Despite the general fame of the TIFFANY and TIFFANY & CO. name and mark for the Company’s products and services, Tiffany is not the sole person entitled to use the name TIFFANY in every category in every country of the world; third parties have registered the name TIFFANY in the United States in the food services category, and in a number of foreign countries in respect of certain product categories (including, in a few countries, the categories of fragrance, cosmetics, jewelry, eyeglass frames, clothing and tobacco products) under circumstances where Tiffany’s rights were not sufficiently clear under local law, and/or where management concluded that Tiffany’s foreseeable business interests did not warrant the expense of litigation.

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

     The designs of Ms. Peretti accounted for 15% of the Company’s net sales in Fiscal 2001, 2002 and 2003. Merchandise designed by Ms. Picasso accounted for 3%, 4% and 4% of the Company’s net sales in Fiscal 2001, 2002 and 2003, respectively.

- Page 14 -	Tiffany & Co. Report on Form 10-K FY 2003

     Registrant’s operating results could be adversely affected were it to cease to be a licensee of either of these designers or should its degree of exclusivity in respect of their designs be diminished.

Merchandise Purchasing, Manufacturing and Raw Materials

     Merchandise offered for sale by the Company is supplied from Tiffany’s jewelry and silver goods manufacturing facility in Cumberland, Rhode Island and Tiffany’s workshops in New York City and Pelham, New York; Parsippany, New Jersey; Salem, West Virginia; and Paris, France and through purchases and consignments from others. It is Registrant’s long-term objective to continue its expansion of Tiffany’s internal manufacturing operations. However, it is not expected that Tiffany will ever manufacture all of its needs. Factors to be considered in its decision to outsource manufacturing include product quality, gross margin improvement, access to or mastery of various jewelry-making skills and technology, support for alternative capacity and the cost of capital investments. The following table shows Tiffany’s sources of jewelry merchandise, based on cost, for the periods indicated:

Jewelry Merchandise	Fiscal Years
	2001	2002	2003
Finished Goods produced by Tiffany*	58%	58%	57%

Finished Goods purchased from others	42	42	43

Total	100%	100%	100%

*Includes raw materials provided by Tiffany to subcontractors; Fiscal 2001 and 2002 have been restated.

     A substantial majority of non-jewelry merchandise is purchased from others.

     Gems and precious metals used in making Tiffany’s jewelry may be purchased from a variety of sources. For the most part, purchases of such materials are from suppliers with which Tiffany enjoys long-standing relationships.

     Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 38%, 36% and 40% of Tiffany’s net sales in Fiscal 2001, 2002 and 2003, respectively. Products containing one or more diamonds of one carat or larger accounted for less than 10% of net sales in each of those years. Tiffany purchases cut diamonds principally from nine key vendors. Were trade relations between Tiffany and one or more of these vendors to be disrupted, the Company’s sales would be adversely affected in the short term until alternative supply arrangements could be established. Diamonds of one carat or greater of the quality the Company demands are, on a relative basis, more difficult to acquire than smaller diamonds. Established sources for smaller stones would be more easily replaced in the event of a disruption in supply than would established sources for larger-sized stones.

     Except as noted above, Tiffany believes that there are numerous alternative sources for gems and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.

- Page 15 -	Tiffany & Co. Report on Form 10-K FY 2003

     In 1999, the Company made a 14.7% equity investment ($71 million) in Aber Diamond Corporation (“Aber”), a publicly-traded company headquartered in Canada, by purchasing 8 million unregistered shares of its common stock. Aber holds a 40% interest in the Diavik Diamond Mine in Northwest Canada. Under the Company’s diamond purchase agreement with Aber, the Company is obligated to purchase at least $50 million in diamonds annually (in assortments of diamonds expected to cut/polish to the Company’s quality standards) during the next 10 years. It is expected that Tiffany’s alliance with Aber will enable the Company to secure a significant portion of its future diamond needs.

     The supply and price of rough (uncut and unpolished) diamonds in the principal world markets have been and continue to be significantly influenced by a single entity, the Diamond Trading Corporation (the “DTC”) of De Beers Centenary AG, a Swiss corporation. However, the role of the DTC is rapidly changing and that change has greatly affected, and will continue to affect, traditional channels of supply in the markets for rough and cut diamonds. The DTC continues to supply a significant portion of the world market for rough, gem-quality diamonds, notwithstanding that its historical ability to control supplies has been somewhat diminished due to changing politics in diamond-producing countries and revised contractual arrangements with independent mine operators. Also, the DTC may no longer maintain a reserve of diamonds as a mechanism to control available supplies. Nonetheless, the DTC continues to exert a significant influence on the demand for polished diamonds through advertising and marketing efforts throughout the world and through the requirements it imposes on those who purchase rough diamonds from the DTC (“sight-holders”). However, the DTC has recently reduced the number of sight-holders and has announced that those who will remain sight-holders will be expected to be involved in diamond advertising, promotional and branding initiatives or to supply diamonds to those who are.

     Until 2003, Tiffany did not purchase rough diamonds and Tiffany has never purchased directly from the DTC or been a sight-holder. Some, but not all, of Tiffany’s suppliers are DTC sight-holders, and it is estimated that 50% of the diamonds that Tiffany has purchased have had their source with the DTC.

     Tiffany expects to continue to purchase rough diamonds from Aber and other sellers through its affiliated companies. To process those stones, Tiffany has, through its affiliated companies, built a diamond sorting and processing facility in Antwerp, Belgium and a diamond cutting/polishing facility in Yellowknife, The Northwest Territories of Canada. Rough diamonds purchased by Tiffany are exported to Belgium, where they are sorted and evaluated for cutting. Some diamonds are returned to Canada for cutting/polishing in Tiffany’s facility. Other diamonds are provided to contractors for cutting/polishing and return. In conducting these activities, it is Tiffany’s intention to supply its own needs for cut/polished diamonds and hope to minimize the number of rough or cut stones that prove unsatisfactory and must be sold to third parties. However, some such sales will be inevitable.

     The availability and price of diamonds to the DTC, Tiffany and Tiffany’s suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. As a consequence of changes in the sight-holder system and increased competition in the retail diamond trade, substantial competition exists for rough diamonds. Sustained interruption in the supply of rough diamonds, an over-abundance of supply or a substantial change in the marketing arrangements described above could adversely affect Tiffany and the retail jewelry industry as a

- Page 16 -	Tiffany & Co. Report on Form 10-K FY 2003

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

     Increasing attention has been focused within the last few years on the issue of “conflict” diamonds. Conflict diamonds are extracted from war-torn regions and sold by rebel forces to fund insurrection. Allegations have been made in the press that diamonds are used as a source to further terrorist activities. Concerned participants in the diamond trade, including Tiffany and non-government organizations, seek to exclude such diamonds, which represent a small fraction of the world’s supply, from legitimate trade through an international system of certification and legislative initiatives. It is expected that such efforts will not substantially affect the supply of diamonds. However, in the near term, efforts by non-governmental organizations to increase consumer awareness of the issue and encourage legislative response could affect consumer demand for diamonds.

     Finished jewelry is purchased from approximately 90 manufacturers, most of which have long-standing relationships with Tiffany. Tiffany believes that there are alternative sources for most jewelry items; however, due to the craftsmanship involved in certain designs, Tiffany would have difficulty in finding readily available alternatives in the short term.

     TIFFANY & CO. brand clocks and components for timepieces are manufactured and assembled by third parties. Approximately 62% of net watch sales during Fiscal 2003 were attributable to a single manufacturer. Nearly all movements for Tiffany’s new MARK line of watches are purchased from a single manufacturer. The loss of this manufacturer could result in the unavailability of timepieces during the period necessary for Tiffany to arrange for new production.

- Page 17 -	Tiffany & Co. Report on Form 10-K FY 2003

Competition

     Registrant encounters significant competition in all of its product lines from other third-party providers, some of which specialize in just one area in which the Company is active. Many of the Company’s competitors have established reputations for style and expertise similar to that of the Company and compete on the basis of reputation for high quality products and/or brand recognition. Other jewelers and retailers compete primarily through advertised price promotion. The Company competes on the basis of reputation for high quality products, brand recognition, and distinctive value-priced merchandise and does not engage in price promotional advertising. See Merchandise Purchasing, Manufacturing and Raw Materials above.

     Competition for engagement jewelry sales is particularly fierce and becoming more so. The rise of the Internet and increased use of diamond condition reports issued by independent gemological associations have given rise to the mistaken impression amongst certain consumers that diamonds are commodity items and that significant quality differences do not exist. Tiffany’s price for diamonds reflects the rarity of the stones it offers and the rigid parameters it exercises with respect to the cut, clarity and other quality factors which increase the beauty of Tiffany diamonds, but also increase Tiffany’s cost. Tiffany competes in this market by stressing quality, while some competitors offer inferior diamonds claiming they are comparable, but at lesser prices.

     The international marketplace for the Company’s products is highly competitive. Although the Company believes that the name TIFFANY & CO. is known internationally, and although Tiffany did operate retail stores in London and Paris prior to World War II, the Company did not have a retail presence in Europe in the post-war era until 1986. Accordingly, consumer awareness of Tiffany & Co. and its products is not as strong in Europe as in the U.S. or in Japan, where Tiffany has distributed its products for many years. The Company expects that its overseas stores will continue to experience intense competition from established retailers in international cities where TIFFANY & CO. stores are or may eventually be located.

     Registrant also faces increasing competition in the area of direct marketing. A growing number of direct sellers compete for access to the same mailing lists of known purchasers of luxury goods. In marketing business gifts to corporations and other organizations, the Company faces numerous competitors who sell a wide variety of products at a greater price range than the Company, which has chosen to offer a more limited selection in order to adhere to its established quality standards. Tiffany currently distributes selected merchandise through its Web site at www.tiffany.com and anticipates continuing competition in this area as the technology evolves. Tiffany does not offer diamond engagement jewelry through its Web site, while certain of Tiffany’s competitors do. Nonetheless, Tiffany will seek to maintain and improve its position in the Internet marketplace by refining and expanding its merchandise selection and services.

Seasonality

     As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.

- Page 18 -	Tiffany & Co. Report on Form 10-K FY 2003

Employees

     As of January 31, 2004, the Registrant’s subsidiary corporations employed an aggregate of approximately 6,862 full-time and part-time persons. Of those employees, 5,223 are employed in the United States. Of the total number of employees, approximately 2,712 persons are salaried employees, 898 are engaged in manufacturing and 3,488 are retail store personnel. Approximately 25 of the total number of employees are represented by unions. Registrant believes that relations with its employees and these unions are good.

Item 2. Properties

     Registrant both owns and leases its principal operating facilities and occupies its various store premises under lease arrangements that are generally on a two to ten-year basis.

New York Flagship Store

     In November 1999, Tiffany repurchased the land and building housing its flagship store at 727 Fifth Avenue in New York City. Prior to its repurchase, Tiffany had leased the building since 1984. Constructed for Tiffany in 1940, the building was designed to be a retail store for the Company and is believed to be well located for this function. Currently, approximately 40,000 gross square feet of this 124,000 square foot building are devoted to retail sales, with the balance devoted to administrative offices, certain product services, jewelry manufacturing and storage. In Fiscal 2000, Tiffany commenced a multiyear renovation and reconfiguration project to increase the store’s selling space and provide additional floor space for customer service and special exhibitions. An additional selling floor was opened in November 2001 and renovations of three other floors were completed by the end of Fiscal 2003. Tiffany anticipates completion of its renovation plans within the next three years.

London Flagship Store

     In October 2002, Registrant purchased through a subsidiary the building housing its flagship European store at 25/25A Old Bond Street in London and the adjacent building at 15 Albermarle Street. The London store had been leased since 1986 and was expanded to its current 15,200 square feet in 1991. A renovation and reconfiguration of the store’s interior selling space is scheduled to commence in 2004 and will occur in several phases through the first half of 2006.

Tokyo Flagship Store

     In June 2003, through its purchase of a trust beneficiary interest, Registrant’s Japanese affiliate acquired the land and building housing its flagship store in Tokyo’s Ginza shopping district. The 61,000 square foot, nine-story building houses retail, restaurant and office tenants, including the TIFFANY & CO. store located on the street level, second and third floors. The Tokyo store has been subleased by Tiffany-Japan to Mitsukoshi since 1996 and was expanded to its current 12,000 square feet in 1999.

- Page 19 -	Tiffany & Co. Report on Form 10-K FY 2003

Retail Service Center

     In 1995, Tiffany entered into a lease of undeveloped property in Parsippany, New Jersey, in order to construct and occupy a new distribution facility. In April 1997, construction of the “Retail Service Center” (“RSC”) on that property was completed and Tiffany commenced operations. The RSC is a combined warehouse, distribution, light manufacturing, computing and office center. To meet increased demand, the computer and office center areas were expanded during Fiscal 2001. In January 2001, Tiffany exercised its right under the lease to purchase the RSC for a scheduled purchase price. This capital lease buyout was completed on January 31, 2002. Registrant believes that the RSC has been properly designed to handle worldwide distribution functions and that it is suitable for that purpose. The RSC currently comprises approximately 370,000 square feet, of which approximately 186,000 square feet are devoted to office and computer operations use, with the balance devoted to warehousing, shipping, receiving, light manufacturing, merchandise processing and other distribution functions. The distribution functions in which the RSC specializes are receipt of merchandise from around the world and replenishing retail stores.

Customer Fulfillment Center

     In anticipation of growth in sales volume and company-operated stores, in Fiscal 2001 Tiffany entered into a ground lease of undeveloped property in Hanover Township, New Jersey in order to construct and occupy a Customer Fulfillment Center (“CFC”) to manage the warehousing and processing of direct-to-customer orders and to perform other distribution functions. Construction of the CFC was completed and Tiffany commenced operations at this facility in September 2003 under a temporary certificate of occupancy, with a permanent certificate of occupancy anticipated when the landlord completes certain corrective work to the property to the satisfaction of the Township. Tiffany and the landlord also have a dispute over the landlord’s entitlement to reimbursement of certain costs associated with the landlord’s site work. The CFC comprises approximately 266,000 square feet, of which approximately 34,500 square feet are devoted to office use, and the balance to warehousing, shipping, receiving, merchandise processing and other warehouse functions.

Manufacturing Facility — Cumberland, Rhode Island

     Tiffany’s manufacturing facility in Cumberland, Rhode Island commenced operations in May of 2001. It is a 100,000 square foot facility that was specially designed and constructed for Tiffany for the manufacture of jewelry. It produces a significant portion of the silver jewelry and silver accessory items sold under the TIFFANY & CO. trademark.

Manufacturing Facility — Cranston, Rhode Island

     On January 31, 2003 Tiffany purchased a warehouse facility and land located in Cranston, Rhode Island. During Fiscal 2003, Tiffany renovated the 75,000 square foot building to process metals for raw material use.

- Page 20 -	Tiffany & Co. Report on Form 10-K FY 2003

Branch and Subsidiary Retail Store Leases

     Set forth below is the expiration date for each of Registrant’s existing branch and subsidiary retail store leases (and, where applicable, optional renewal terms):

U.S. Branch Store Leases

City	State/Terr.	Location	Expiration Date	Renewal Options
Atlanta	GA	Phipps Plaza Shopping Center	July 31, 2010
Bal Harbour	FL	Bal Harbour Shops	May 31, 2014
Bellevue	WA	Bellevue Square	May 31, 2017
Beverly Hills	CA	Two Rodeo Drive	October 7, 2005	Two five-year terms
Boca Raton	FL	Town Center at Boca	January 31, 2010	One five-year term
Boston	MA	Copley Place	July 31, 2009	Two five-year terms
Century City	CA	Century City Shopping Center	June 30, 2009
Charlotte	NC	SouthPark Mall	December 31, 2015	One five-year term
Chestnut Hill	MA	The Atrium at Chestnut Hill	January 31, 2008	One five-year term
Chevy Chase	MD	5500 Wisconsin Avenue	January 31, 2006
Chicago	IL	730 North Michigan Avenue	October 20, 2012	Two five-year terms
Cincinnati	OH	Fountain Place	November 30, 2012	Two five-year terms
Coral Gables	FL	Village of Merrick Park	January 31, 2014	One five-year term
Costa Mesa	CA	South Coast Plaza	January 31, 2019
Dallas	TX	The Galleria	May 31, 2009
Dallas	TX	NorthPark Center	May 31, 2009	One five-year term
Denver	CO	Cherry Creek Shopping Center	January 31, 2008	One five-year term
East Hampton	NY	53 Main Street	February 29, 2012	Two five-year terms
Greenwich	CT	140 Greenwich Avenue	July 31, 2010	Two five-year terms
Hackensack	NJ	Riverside Square Mall	September 30, 2006
Honolulu	HI	Ala Moana Center	January 31, 2011
Honolulu	HI	2100 Kalakaua Avenue	October 31, 2017	Two five-year terms
Houston	TX	The Galleria	September 30, 2006
King of Prussia	PA	The Plaza at King of Prussia	November 30, 2005	One five-year term
Las Vegas	NV	Bellagio	March 1, 2008	One ten-year term
Manhasset	NY	Americana Shopping Center	June 9, 2008
Maui	HI	Whalers Village	July 31, 2005
Maui	HI	The Shops at Wailea	November 30, 2010	One five-year term
Oak Brook	IL	Oakbrook Center	April 30, 2009	Two five-year terms
Old Orchard	IL	Old Orchard Shopping Center	April 30, 2010	One five-year term
Orlando	FL	The Mall at Millenia	December 31, 2012	One five-year term
Palm Beach	FL	259 Worth Avenue	May 31, 2007	Two five-year terms
Palm Desert	CA	The Gardens on El Pasco	January 31, 2014	One five-year term
Palo Alto	CA	Stanford Shopping Center	May 31, 2007
Philadelphia	PA	The Bellevue	June 30, 2010	One five-year term
Portland	OR	Pioneer Place	December 31, 2010	One five-year term
San Diego	CA	Fashion Valley Shopping Center	December 31, 2007	One five-year term
San Francisco	CA	Union Square	October 23, 2011	One ten-year term
Santa Clara (San Jose)	CA	Westfield Shoppingtown Valley Fair	January 31, 2012
Scottsdale	AZ	Scottsdale Fashion Square	December 31, 2008	One five-year term
Seattle	WA	Pacific Place	October 28, 2008	Two five-year terms
Short Hills	NJ	The Mall at Short Hills	January 31, 2010
St. Louis	MO	Plaza Frontenac	September 26, 2012	One five-year term
Tampa	FL	International Plaza	January 31, 2011	One five-year term
Tamuning	Guam	Tumon Bay — DFS	February 28, 2008
Tamuning	Guam	Tumon Sands Plaza	September 30, 2008
Troy	MI	The Somerset Collection	September 30, 2007
Vienna	VA	Fairfax Square	March 31, 2010	One five-year term

- Page 21 -	Tiffany & Co. Report on Form 10-K FY 2003

City	State/Terr.	Location	Expiration Date	Renewal Options
Walnut Creek	CA	The Corner	April 28, 2013	Two five-year terms
White Plains	NY	The Westchester	March 31, 2010

International Branch Store Leases

Country	City	Location	Expiration Date	Renewal Options
Australia	Sydney	Chifley Tower	October 18, 2004	One five-year term
Australia	Melbourne	267 Collins Street	October 31, 2005	Three five-year terms
Brazil	Sao Paulo	Jardins	February 29, 2008	One five-year term
Brazil	Sao Paulo	Shopping Center Iguatemi	January 1, 2006	Two five-year terms
Canada	Toronto	85 Bloor Street West	August 31, 2006	One seven-year term
England	London	The Royal Exchange	August 31, 2016	Three five-year terms
England	London	145 Sloane Street	March 24, 2014
France	Paris	6 Rue de la Paix	April 1, 2011
Germany	Frankfurt	20 Goethestrasse	January 31, 2011	One ten-year term
Germany	Munich	Residenzstrasse 11	January 31, 2009
Hong Kong		Hong Kong Int’l Airport	March 19, 2009
Hong Kong		Int’l Finance Center	October 26, 2008
Hong Kong		The Landmark	May 31, 2005
Hong Kong	Kowloon	The Peninsula	February 28, 2007
Hong Kong		Pacific Place	September 11, 2004
Italy	Florence	Via Tornabuoni	December 31, 2007	One six-year term
Italy	Milan	Via della Spiga	October 31, 2005	One six-year term
Italy	Rome	Via Del Babuino	December 31, 2007	One six-year term†
Korea	Pusan	Paradise Hotel	September 20, 2005
Malaysia	Kuala Lumpur	Suria KL City Centre	November 30, 2005	One three-year term
Mexico	Mexico City	Masaryk	May 31, 2004	Two three-year terms
Singapore		Raffles Hotel	September 15, 2006	One three-year term
Singapore		Ngee Ann City	September 14, 2005	One one-year term
Switzerland	Zurich	Bahnhofstrasse 14	September 30, 2005
Taiwan	Taipei	Regent Hotel	April 30, 2006

† Renewal subject to conditions imposed by Italian law, including right of landlord to occupy premises for its own use.

New Store Leases

     In addition to the U.S. leases described herein on pages 21 and 22, Tiffany has entered into the following new leases for domestic stores expected to open in 2004: a 10-year lease for a 5,500 square foot store at the Galleria Shopping Center in Edina, Minnesota, a 15-year lease for a 5,443 square foot store at Country Club Plaza in Kansas City Missouri, a 10-year lease for a 5,328 square foot store at The Gardens of the Palm Beaches in Palm Beach Gardens, Florida, and a 10-year lease for a 5,580 square foot store on Post Road East in Westport, Connecticut.

Item 3. Legal and Environmental Proceedings

     Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany’s business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of their intellectual property rights by Tiffany, litigation instituted by persons alleged to have been injured upon premises within Registrant’s control and litigation with

- Page 22 -	Tiffany & Co. Report on Form 10-K FY 2003

present and former employees. Although litigation with present and former employees is routine and incidental to the conduct of Tiffany’s business, as well as for any business employing significant numbers of U.S.-based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, Registrant believes that litigation currently pending to which it or Tiffany is a party or to which its properties are subject will be resolved without any material adverse effect on Registrant’s financial position, earnings or cash flows.

     In late March 2004, the landlord of Tiffany’s Customer Fulfillment Center filed a complaint against Tiffany in the Superior Court of New Jersey (Morris County), River Park Business Center, Inc. v. Tiffany and Company, alleging claims for unpaid rent and reimbursement obligations under the Ground Lease. The complaint seeks termination of the Lease and damages of at least three months rent ($80,416.67/mo.) and $615,295 for grading costs in connection with River Park’s obligations to perform certain work to the site. If Tiffany is served with the complaint, Tiffany intends to vigorously defend the suit, and file countersuit against River Park for breach of its obligations to complete Landlord’s Work to the site by November 2001, as required under the terms of the Ground Lease and as required by the Township of Hanover. Tiffany also intends to seek judgment against River Park for various other damages sustained by Tiffany due to the River Park's continuous delays in completing its obligations under the terms of the Ground Lease, which damages Tiffany contends are in excess of any damages asserted by River Park.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended January 31, 2004.

Executive Officers of the Registrant

     The executive officers of Registrant are:

Name	Age	Position	Year Joined Tiffany

Michael J. Kowalski	52	Chairman of the Board of Directors and Chief Executive Officer	1983

James E. Quinn	52	President	1986

Beth O. Canavan	49	Executive Vice President	1987

James N. Fernandez	48	Executive Vice President and Chief Financial Officer	1983

Victoria Berger-Gross	48	Senior Vice President — Human Resources	2001

Patrick B. Dorsey	53	Senior Vice President — General Counsel and Secretary	1985

- Page 23 -	Tiffany & Co. Report on Form 10-K FY 2003

Fernanda M. Kellogg	57	Senior Vice President — Public Relations	1984

Jon M. King	47	Senior Vice President — Merchandising	1990

Caroline D. Naggiar	46	Senior Vice President — Marketing	1997

John S. Petterson	45	Senior Vice President — Operations	1988

Michael J. Kowalski. Mr. Kowalski assumed the role of Chairman of the Board in January 2003, following the retirement of William R. Chaney. He has served as the Registrant’s Chief Executive Officer since February 1999 and on the Registrant’s Board of Directors since January 1995. Since joining Tiffany in 1983 as Director of Financial Planning, Mr. Kowalski held a variety of merchandising management positions and served as Executive Vice President from 1992 to 1996 with overall responsibility in the areas of merchandising, marketing, advertising, public relations and product design until his election as President in 1997. Mr. Kowalski is a member of the Board of Directors of the Bank of New York.

James E. Quinn. Mr. Quinn was appointed President effective January 31, 2003. He had served as Vice Chairman since 1998. After joining Tiffany in July 1986 as Vice President of branch sales for the Company’s business-to-business sales operations, Mr. Quinn had various responsibilities for sales management and operations. He was promoted to Executive Vice President on March 19, 1992 and assumed responsibility for retail and corporate sales for the Americas in 1994. In January 1995 he became a member of Registrant’s Board of Directors. He has responsibility for worldwide sales. Mr. Quinn is a member of the board of directors of BNY Hamilton Funds, Inc. and Mutual of America Capital Management.

Beth O. Canavan. Ms. Canavan joined Tiffany in May 1987 as Director of New Store Development. She later held the positions of Vice President, Retail Sales Development in 1990, Vice President and General Manager of the New York flagship store in 1992 and Eastern Regional Vice President in 1994. In 1997, she assumed the position of Senior Vice President for U.S. Retail. In January 2000, she was promoted to Executive Vice President responsible for retail sales activities in the U.S. and Canada and retail store expansion. In May 2001, Ms. Canavan also assumed responsibility for direct sales and business sales activities in the U.S. and Canada.

James N. Fernandez. Mr. Fernandez joined Tiffany in October 1983 and has held various positions in financial planning and management prior to his appointment as Senior Vice President-Chief Financial Officer in April 1989. In January 1998, he was promoted to Executive Vice President-Chief Financial Officer. Presently, he has responsibility for accounting, treasury, investor relations, information technology, financial planning, business development and diamond operations, and overall responsibility for distribution, manufacturing, customer service and security. At the request of the Registrant, Mr. Fernandez serves on the board of directors of Aber Diamond Corporation, a publicly-traded company in which the Registrant holds a 14.3% equity interest. Aber is a 40% participant in the Diavik Diamonds Mine in Northwest Canada.

Victoria Berger-Gross. Dr. Berger-Gross joined Tiffany in February 2001 as Senior Vice President — Human Resources. Prior to joining Tiffany, she served as Senior Vice President & Director of Human Resources at Lehman Brothers from May 2000, Senior Director — Human Resources at

- Page 24 -	Tiffany & Co. Report on Form 10-K FY 2003

Bertelsmann A.G.’s BMG Entertainment from March 1998, and Vice President — Organizational Effectiveness at Personnel Decisions International from January 1990.

Patrick B. Dorsey. Mr. Dorsey joined Tiffany in July 1985 as General Counsel and Secretary.

Fernanda M. Kellogg. Ms. Kellogg joined Tiffany in October 1984 as Director of Retail Marketing. She assumed her current responsibilities in January 1990.

Jon M. King. Mr. King joined Tiffany in 1990 as a jewelry buyer and has held various positions in the Merchandising Division, assuming responsibility for product development in 2002 as group vice president. He assumed his current responsibilities in March 2003.

Caroline D. Naggiar. Ms. Naggiar joined Tiffany in June 1997 as Vice President-Marketing Communications. She assumed her current responsibilities in February 1998.

John S. Petterson. Mr. Petterson joined Tiffany in 1988 as a management associate. He was promoted to Senior Vice President — Corporate Sales in May 1995 and, in February 2000, his responsibilities were expanded to include Direct Mail and the E-Commerce business. In May 2001, Mr. Petterson assumed the new role of Senior Vice President — Operations, with responsibility for worldwide distribution, customer service and security activities. His responsibilities were expanded in February 2003 to include manufacturing operations.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Registrant’s Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2002 were:

Fiscal 2002	High	Low
First Fiscal Quarter	$41.00	$31.75
Second Fiscal Quarter	$40.50	$21.07
Third Fiscal Quarter	$28.00	$19.40
Fourth Fiscal Quarter	$30.70	$22.55

     In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2003 were:

Fiscal 2003	High	Low
First Fiscal Quarter	$28.98	$21.60
Second Fiscal Quarter	$35.50	$27.19
Third Fiscal Quarter	$47.55	$32.79
Fourth Fiscal Quarter	$49.45	$39.00

- Page 25 -	Tiffany & Co. Report on Form 10-K FY 2003

     On March 25, 2004, the high and low selling prices quoted on such exchange were $37.65 and $35.75, respectively. On March 25, 2004 there were 4,845 record holders of Registrant’s Common Stock.

     It is Registrant’s policy to pay a quarterly dividend on the Registrant’s Common Stock, subject to declaration by Registrant’s Board of Directors. In Fiscal 2002, dividends of $0.04 per share of Common Stock were paid on April 10, 2002, July 10, 2002, October 10, 2002 and January 10, 2003. In Fiscal 2003, a dividend of $.04 per share of Common Stock was paid on April 10, 2003, and dividends of $.05 per share of Common Stock were paid on July 10, 2003, October 10, 2003 and January 12, 2004.

     In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Report on Form 10-K, 1,543,329 shares of Registrant’s Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered “affiliates” under the provisions of Rule 405 promulgated under the Securities Act of 1933.

Item 6. Selected Financial Data

Incorporated by reference from Registrant’s Annual Report to Stockholders for the Fiscal Year ended January 31, 2004, page 20.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference from Registrant’s Annual Report to Stockholders for the Fiscal Year ended January 31, 2004, pages 21-32.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference from Registrant’s Annual Report to Stockholders for the Fiscal Year ended January 31, 2004, pages 31-32.

Item 8. Financial Statements and Supplementary Data

Incorporated by reference from Registrant’s Annual Report to Stockholders for the Fiscal Year ended January 31, 2004, pages 33-57.

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

NONE.

Item 9A. Controls and Procedures

     Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, Registrant’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by this annual report, Registrant’s disclosure controls and procedures

- Page 26 -	Tiffany & Co. Report on Form 10-K FY 2003

are effective to ensure that information required to be disclosed by Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     In addition, Registrant’s chief executive officer and chief financial officer have determined that there have been no changes in Registrant’s internal control over financial reporting during the period covered by this annual report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

     Registrant’s management, including its chief executive officer and chief financial officer necessarily applied their judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee, that it will succeed in its stated objectives.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from Registrant’s Proxy Statement dated April 12, 2004, pages 14 and 27-30.

Code of Ethics and Other Corporate Governance Disclosures

     Registrant has adopted a Code of Business and Ethical Conduct for its Directors, Chief Executive Officer, Chief Financial Officer and all other officers of Registrant. A copy of this Code is posted on the corporate governance section of the Registrant’s website, www.shareholder.com/tiffany/. Registrant intends to disclose any material amendments to its Code of Business and Ethical Conduct, as well as any waivers by posting such information on the same website. The Registrant will also provide a copy of the Code of Business and Ethical Conduct to stockholders upon request.

Item 11. Executive Compensation

Incorporated by reference from Registrant’s Proxy Statement dated April 12, 2004, pages 16-25.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Registrant’s Proxy Statement dated April 12, 2004, pages 5-7.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from Registrant’s Proxy Statement dated April 12, 2004, pages 13 and 27-30.

- Page 27 -	Tiffany & Co. Report on Form 10-K FY 2003

Item 14. Principal Auditor Fees and Services

Incorporated by reference from Registrant’s Proxy Statement dated April 12, 2004, pages 7-8.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) List of Documents Filed As Part of This Report:

1. Financial Statements:

Data incorporated by reference from
the 2003 Annual Report to Stockholders
of Tiffany & Co. and Subsidiaries:

Report of Independent Auditors
(following this Form 10-K)

Consolidated Balance Sheets
as of January 31, 2004 and 2003

Consolidated Statements of Earnings
for the years ended January 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings
for the years ended January 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows
for the years ended January 31, 2004, 2003 and 2002

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

- Page 28 -	Tiffany & Co. Report on Form 10-K FY 2003

3. Exhibits:

                   The following exhibits have been filed with the Securities and Exchange Commission but are not attached to copies of this
Form 10-K other than complete copies filed with said Commission and the New York Stock Exchange:

Exhibit	Description

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 8-K dated May 16, 1996.

3.1a	Amendment to Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 8-K dated May 20, 1999.

3.1b	Amendment to Certificate of Incorporation of Registrant dated May 18, 2000. Incorporated by reference from Exhibit 3.1b to Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 2001.

3.2	Restated By-Laws of Registrant, as last amended September 18, 2003.

4.1	Amended and Restated Rights Agreement dated as of April 8, 2004 by and between Registrant and Mellon Investor Services LLC, as Rights Agent.

10.5	Designer Agreement between Tiffany and Paloma Picasso dated April 4, 1985. Incorporated by reference from Exhibit 10.5 filed with Registrant’s Registration Statement on Form S-1, Registration No. 33-12818 (the “Registration Statement”).

10.122	Agreement dated as of April 3, 1996 among American Family Life Assurance Company of Columbus, Japan Branch, Tiffany & Co. Japan, Inc., Japan Branch, and Registrant, as Guarantor, for yen 5,000,000,000 Loan Due 2011. Incorporated by reference from Exhibit 10.122 filed with Registrant’s Report on Form 10-Q for the Fiscal quarter ended April 30, 1996.

10.122a	Amendment No. 1 to the Agreement referred to in Exhibit 10.122 above dated November 18, 1998. Incorporated by reference from Exhibit 10.122a filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.122b	Guarantee by Tiffany & Co. of the obligations under the Agreement referred to in Exhibit 10.122 above dated April 3, 1996. Incorporated by reference from Exhibit 10.122b filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122c	Amendment No. 2 to Guarantee referred to in Exhibit 10.122b above, dated October 15, 1999. Incorporated by reference from Exhibit 10.122c filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122d	Amendment No. 3 to Guarantee referred to in Exhibit 10.122b above, dated July 16, 2002. Incorporated by reference from Exhibit 10.122d filed with Registrant’s Report on Form 8-K dated August 2, 2002.

- Page 29 -	Tiffany & Co. Report on Form 10-K FY 2003

10.123	Agreement made effective as of February 1, 1997 by and between Tiffany and Elsa Peretti. Incorporated by reference from Exhibit 10.123 to Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 1997.

10.126	Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B, and 4.7 thereto, dated as of December 30, 1998 in respect of Registrant’s $60 million principal amount 6.90% Series A Senior Notes due December 30, 2008 and $40 million principal amount 7.05% Series B Senior Notes due December 30, 2010. Incorporated by reference from Exhibit 10.126 filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.126a	First Amendment and Waiver Agreement to Form of Note Purchase Agreement referred to in previously filed Exhibit 10.126, dated May 16, 2002. Incorporated by reference from Exhibit 126a filed with Registrant’s Report on Form 8-K dated June 10, 2002.

10.128	Translation of Loan Agreement between Tiffany & Co. Japan Inc. and the Fuji Bank, Ltd., Hong Kong Branch dated 22 October 1999, Guaranty issued in connection therewith by Registrant and Agreement on Bank Transactions referenced in the aforesaid Loan Agreement; Schedule to Master Agreement dated as of October 18, 1999 between The Chase Manhattan Bank and Tiffany & Co. Japan Inc. (made with reference to International Swap Dealers Association, Inc. Master Agreement form copyrighted 1992), Guaranty dated October 18, 1999 issued in connection with such Master Agreement by Tiffany and Company, Tiffany & Co. International and Registrant in favor of The Chase Manhattan Bank and Confirmation issued October 29, 1999 by The Chase Manhattan Bank. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Report on Form 10-Q for the Fiscal quarter ended October 31, 1999.

10.129	Agreement made the 1st day of August 2001 by and between Tiffany & Co. Japan Inc. and Mitsukoshi Ltd. of Japan. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Report on Form 8-K dated August 1, 2001.

10.130	Credit Agreement dated as of November 5, 2001, by and among Registrant, Tiffany and Company, Tiffany & Co. International, each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York, as the Swing Line Lender, as the Issuing Bank, as a Lender, and as Administrative Agent, ABN AMRO Bank N.V., The Chase Manhattan Bank, The Dai-ichi Kangyo Bank Ltd., Firstar Bank, NA, and Fleet National Bank, Fleet Precious Metals Inc. (collectively, as a Lender). Incorporated by reference from Exhibit 10.130 filed with Registrant’s Report on Form 10-Q for the Fiscal quarter ended October 31, 2001.

10.130a	Amendment No. 1 to Credit Agreement referred to in previously filed Exhibit 10.130, dated April 12, 2002. Incorporated by reference from Exhibit 10.130a filed with Registrant’s Report on Form 10-Q for the Fiscal quarter ended April 30, 2002.

10.130b	Amendment No. 2 to Credit Agreement referred to in previously filed Exhibit 10.130, dated April 12, 2002.

- Page 30 -	Tiffany & Co. Report on Form 10-K FY 2003

10.131	Guaranty Agreement dated as of November 5, 2001, with respect to the Credit Agreement (see Exhibit 10.129 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International, and Tiffany & Co. Japan Inc. and The Bank of New York, as Administrative Agent. Incorporated by reference from Exhibit 10.131 filed with Registrant’s Report on Form 10-Q for the Fiscal quarter ended October 31, 2001.

10.132	Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B and 4.7 thereto, dated as of July 18, 2002 in respect of Registrant’s $40,000,000 principal amount 6.15% Series C Notes due July 18, 2009 and $60,000,000 principal amount 6.56% Series D Notes due July 18, 2012. Incorporated by reference from Exhibit 10.132 filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.133	Guaranty Agreement dated July 18, 2002 with respect to the Note Purchase Agreements (see Exhibit 10.132 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.133 filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.134	Translation of Condition of Bonds applied to Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 Yen issued September 30, 2003 (for Qualified Investors Only).

10.135	Translation of Application of Bonds for Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 Yen issued September 30, 2003 (for Qualified Investors Only).

10.135a	Translation of Amendment of Application of Bonds referred to in Exhibit 10.135.

10.136	Payment Guarantee dated September 30, 2003 made by Tiffany & Co. for the benefit of the Qualified Investors of the Bonds referred to in Exhibit 10.134.

13.1	Annual Report to Stockholders for Fiscal Year ended January 31, 2004 (pages 20-57 of such Annual Report have been filed in electronic format).

14.1	Code of Business and Ethical Conduct and Business Conduct Policy.

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent auditors.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

- Page 31 -	Tiffany & Co. Report on Form 10-K FY 2003

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Executive Compensation Plans and Arrangements

Exhibit	Description

4.3	Registrant’s Amended and Restated 1998 Employee Incentive Plan and standard terms of stock option award (transferable and non-transferable). Incorporated by reference from Exhibit 4.3 filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 2003.

4.4	Registrant’s 1998 Directors Option Plan. Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

4.4a	Standard terms of stock option award (transferable non-qualified option) under Registrant’s 1998 Directors Option Plan, as revised January 21, 1999. Incorporated by reference from Exhibit 4.4a filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.3	Registrant’s 1986 Stock Option Plan and terms of stock option agreement, as last amended on July 16, 1998. Incorporated by reference from Exhibit 10.3 filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.49	Form of Indemnity Agreement, approved by the Board of Directors on March 19, 1987. Incorporated by reference from Exhibit 10.49 to the Registration Statement.

10.60	Registrant’s 1988 Director Stock Option Plan and form of Stock Option agreement, as last amended on November 21, 1996. Incorporated by reference from Exhibit 10.60 to Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 1997.

10.106	Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as amended effective January 1, 2003. Incorporated by reference from Exhibit 10.106 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended October 31, 2002.

10.108	Registrant’s Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit 10.108 filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 1999.

- Page 32 -	Tiffany & Co. Report on Form 10-K FY 2003

10.109	Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 1993.

10.113	Tiffany and Company Pension Plan, Amended and Restated Effective as of March 30, 2004.

10.114	1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of December 19, 2003.

10.127b	Form of Retention Agreement between and among Registrant and Tiffany and each of its executive officers and Appendices I to III to the Agreement. Incorporated by reference from Exhibit 10.127b filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 2003.

10.128	Group Long Term Disability Insurance Policy issued by UnumProvident, Policy No. 533717 001. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 2003.

10.137	Summary of arrangements for the payment of premiums on life insurance policies owned by executive officers.

10.138	Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits.

- Page 33 -	Tiffany & Co. Report on Form 10-K FY 2003

(b)	Reports on Form 8-K.

          On November 13, 2003, Registrant filed a Report on Form 8-K reporting sales and earnings for the nine and three-month periods ended October 31, 2003.

          On November 20, 2003, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing the Board of Directors of Registrant has extended the Company’s stock repurchase program until November 30, 2006 and increased the remaining authorization by $100 million.

          On January 8, 2004, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing preliminary unaudited sales figures for the two-month period ended December 31, 2003.

          On February 25, 2004, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing its sales and earnings for the three-month period and Fiscal Year ended January 31, 2004.

- Page 34 -	Tiffany & Co. Report on Form 10-K FY 2003

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tiffany & Co. (Registrant)
Date: April 12, 2004	By:	/s/ Michael J. Kowalski
Michael J. Kowalski
Chief Executive Officer

- Page 35 -	Tiffany & Co. Report on Form 10-K FY 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Michael J. Kowalski	By:	/s/ James N. Fernandez

	Michael J. Kowalski		James N. Fernandez
	Chairman and Chief Executive Officer		Executive Vice President
	(principal executive officer) (director)		(principal financial officer)

By:	/s/ James E. Quinn	By:	/s/ Warren S. Feld

	James E. Quinn		Warren S. Feld
	President		Vice President
	(director)		(principal accounting officer)

By:	/s/ William R. Chaney	By:	/s/ Rose Marie Bravo

	William R. Chaney		Rose Marie Bravo
	Director		Director

By:	/s/ Samuel L. Hayes III	By:	/s/ Abby F. Kohnstamm

	Samuel L. Hayes, III		Abby F. Kohnstamm
	Director		Director

By:	/s/ Charles K. Marquis	By:	/s/ J. Thomas Presby

	Charles K. Marquis		J. Thomas Presby
	Director		Director

By:	/s/ William A. Shutzer

William A. Shutzer
Director

April 12, 2004

- Page 36 -	Tiffany & Co. Report on Form 10-K FY 2003

PricewaterhouseCoopers LLP

Report of Independent Auditors

To the Shareholders and
Board of Directors of Tiffany & Co.

Our audits of the consolidated financial statements referred to in our report dated February 24, 2004 appearing in the fiscal 2003 Annual Report to Shareholders of Tiffany & Co. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2004

- Page 37 -	Tiffany & Co. Report on Form 10-K FY 2003

TIFFANY & CO. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to
	beginning	costs and	Charged to			Balance at end
Description	of period	expenses	other accounts	Deductions		of period
Year Ended January 31, 2004:

Reserves deducted from assets:

Accounts receivable allowances:

Doubtful accounts	$2,129,652	$2,081,919	—	$1,886,109	(a)	$2,325,462

Sales returns	6,128,611	382,305	—	1,844,311	(b)	4,666,605

Allowance for inventory liquidation and obsolescence	23,029,454	6,532,576	—	7,578,845	(c)	21,983,185

Allowance for inventory shrinkage	4,361,478	1,272,520	—	1,042,813	(d)	4,591,185

LIFO reserve	20,135,443	10,451,809	—	—		30,587,252

(a)	Uncollectible accounts written off.
(b)	Adjustment related to sales returns previously provided for.
(c)	Liquidation of inventory previously written down to market.
(d)	Physical inventory losses.

TIFFANY & CO. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to
	beginning	costs and	Charged to				Balance at end
Description	of period	expenses	other accounts		Deductions		of period
Year Ended January 31, 2003:

Reserves deducted from assets:

Accounts receivable allowances:

Doubtful accounts	$2,795,400	$828,794	$120,083	(d)	$1,614,625	(a)	$2,129,652

Sales returns	4,082,816	2,045,795	—		—		6,128,611

Allowance for inventory liquidation and obsolescence	18,833,164	12,258,231	1,436,131	(d)	9,498,072	(b)	23,029,454

Allowance for inventory shrinkage	3,518,845	1,555,388	70,676	(d)	783,431	(c)	4,361,478

LIFO reserve	18,970,581	1,164,862	—		—		20,135,443

(a)	Uncollectible accounts written off.
(b)	Liquidation of inventory previously written down to market.
(c)	Physical inventory losses.
(d)	Amounts established or assumed in connection with a business acquisition.

TIFFANY & CO. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to
	beginning	costs and	Charged to			Balance at end
Description	of period	expenses	other accounts	Deductions		of period
Year Ended January 31, 2002:

Reserves deducted from assets:

Accounts receivable allowances:

Doubtful accounts	$3,890,470	$1,694,924	—	$2,789,994	(a)	$2,795,400

Sales returns	4,082,816	—	—	—		4,082,816

Allowance for inventory liquidation and obsolescence	18,394,815	10,084,907	—	9,646,558	(b)	18,833,164

Allowance for inventory shrinkage	3,013,949	3,797,454	—	3,292,558	(c)	3,518,845

LIFO reserve	15,942,286	3,028,295	—	—		18,970,581

(a)	Uncollectible accounts written off.
(b)	Liquidation of inventory previously written down to market.
(c)	Physical inventory losses.

EXHIBIT INDEX

SEE PAGES 29 THROUGH 33 FOR A COMPLETE LIST OF EXHIBITS FILED, INCLUDING EXHIBITS INCORPORATED BY REFERENCE FROM PREVIOUSLY FILED DOCUMENTS.

Exhibit	Description

3.2	Restated By-Laws of Registrant, as last amended September 18, 2003.

4.1	Amended and Restated Rights Agreement dated as of April 8, 2004 by and between Registrant and Mellon Investor Services LLC, as Rights Agent.

10.130b	Amendment No. 2 to Credit Agreement referred to in previously filed Exhibit 10.130, dated April 12, 2002.

10.134	Translation of Condition of Bonds applied to Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 Yen issued September 30, 2003 (for Qualified Investors Only).

10.135	Translation of Application of Bonds for Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 Yen issued September 30, 2003 (for Qualified Investors Only).

10.135a	Translation of Amendment of Application of Bonds referred to in Exhibit 10.135.

10.136	Payment Guarantee dated September 30, 2003 made by Tiffany & Co. for the benefit of the Qualified Investors of the Bonds referred to in Exhibit 10.134.

13.1	Annual Report to Stockholders for Fiscal Year ended January 31, 2004 (pages 20-57 of such Annual Report have been filed in electronic format).

14.1	Code of Business and Ethical Conduct and Business Conduct Policy.

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent auditors.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.113	Tiffany and Company Pension Plan, Amended and Restated Effective as of March 30, 2004.

10.114	1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of December 19, 2003.

10.137	Summary of arrangements for the payment of premiums on life insurance policies owned by executive officers.

10.138	Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits.