Form 10-Q
period 2004-04-30
TIFFANY & CO
filed 2004-06-07
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 for the quarter ended April 30,2004.  OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 146,392,109 shares outstanding at the close of business on May 31, 2004.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2004



PART I - FINANCIAL INFORMATION                                                    PAGE
                                                                                  ----
Item 1.           Financial Statements

                  Consolidated Balance Sheets - April 30, 2004,
                      January 31, 2004 and April 30, 2003 (Unaudited)                3

                  Consolidated Statements of Earnings - for the
                      three months ended April 30, 2004 and
                      2003 (Unaudited)                                               4

                  Consolidated Statements of Cash Flows - for the three
                      months ended April 30, 2004 and 2003 (Unaudited)               5

                  Notes to Consolidated Financial Statements (Unaudited)          6-12


Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations              13-21


Item 4.           Controls and Procedures                                           22


PART II - OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

                  (e) Issuer Purchases of Equity Securities                         23


Item 6.           Exhibits and Reports on Form 8-K                                  24

                  (a)  Exhibits

                  (b)  Reports on Form 8-K




PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                            April 30,       January 31,         April 30,
                                                                              2004             2004               2003
                                                                         --------------    --------------    --------------

ASSETS
Current assets:
Cash and cash equivalents                                                $     190,793     $     276,115     $     123,449
Accounts receivable, less allowances
  of $5,053, $6,992 and $8,147                                                 115,512           131,990           107,105
Inventories, net                                                               964,954           871,251           765,780
Deferred income taxes                                                           46,415            45,043            44,836
Prepaid expenses and other current assets                                       40,410            23,683            35,451
                                                                         --------------    --------------    --------------

Total current assets                                                         1,358,084         1,348,082         1,076,621

Property, plant and equipment, net                                             879,105           885,092           688,092
Deferred income taxes                                                                -                 -             7,208
Other assets, net                                                              180,360           157,914           172,045
                                                                         --------------    --------------    --------------
                                                                         $   2,417,549     $   2,391,088     $   1,943,966
                                                                         ==============    ==============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                    $      95,842     $      41,948     $      57,346
Current portion of long-term debt                                               49,973            51,920                 -
Accounts payable and accrued liabilities                                       185,594           209,842           156,829
Income taxes payable                                                            26,480            45,922            27,639
Merchandise and other customer credits                                          46,413            45,527            42,939
                                                                         --------------    --------------    --------------


Total current liabilities                                                      404,302           395,159           284,753

Long-term debt                                                                 382,883           392,991           298,419
Postretirement/employment benefit obligations                                   37,287            36,746            34,345
Deferred income taxes                                                           18,516            22,397                 -
Other long-term liabilities                                                     79,756            75,595            89,211

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value; authorized 240,000 shares,
   issued and outstanding 146,845, 146,735 and 144,908                           1,468             1,467             1,449
Additional paid-in capital                                                     401,934           395,182           355,786
Retained earnings                                                            1,087,202         1,058,203           900,456
Accumulated other comprehensive gain (loss), net of tax:
  Foreign currency translation adjustments                                       6,433            15,856           (15,796)
  Deferred hedging losses                                                       (1,447)           (2,508)           (2,010)
  Unrealized losses on marketable securities                                      (785)                -                 -
  Minimum pension liability adjustment                                               -                 -            (2,647)
                                                                         --------------    --------------    --------------

Total stockholders' equity                                                   1,494,805         1,468,200         1,237,238
                                                                         --------------    --------------    --------------

                                                                         $   2,417,549     $   2,391,088     $   1,943,966
                                                                         ==============    ==============    =============

See notes to consolidated financial statements



                         TIFFANY & CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)




                                                                 Three Months Ended
                                                                      April 30,
                                                           -----------------------------
                                                               2004             2003
                                                           -------------    ------------
Net sales                                                  $    456,960      $   395,839

Cost of sales                                                   197,294         166,195
                                                           -------------    ------------

Gross profit                                                    259,666         229,644

Selling, general and administrative expenses                    191,330         170,675
                                                           -------------    ------------

Earnings from operations                                         68,336          58,969

Other expenses, net                                               3,324           2,313
                                                           -------------    ------------

Earnings before income taxes                                     65,012          56,656

Provision for income taxes                                       24,704          20,793
                                                           -------------    ------------
Net earnings                                               $     40,308     $    35,863
                                                           -------------    ------------

Net earnings per share:

    Basic                                                  $       0.27     $      0.25
                                                           =============    =============
    Diluted                                                $       0.27     $      0.24
                                                           =============    =============

Weighted average number of common shares:

    Basic                                                       146,815         144,894
    Diluted                                                     149,481         147,438


See notes to consolidated financial statements.


                         TIFFANY & CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                    Three Months Ended
                                                                                         April 30,
                                                                         ----------------------------------------
                                                                                   2004                    2003
                                                                                   ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                         $        40,308         $       35,863
     Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                                               24,944                 21,367
       Loss (gain) on equity investments                                             (137)                     4
       Provision for uncollectible accounts                                           390                    273
       Provision for inventories                                                    1,583                  1,966
       Deferred income taxes                                                       (1,549)                (1,212)
       Provision for postretirement/employment benefits                               541                  1,228
       Deferred hedging losses transferred to earnings                                772                    673
     Changes in assets and liabilities, excluding effects
     of acquisitions:
       Accounts receivable                                                         16,465                  7,230
       Inventories                                                               (106,610)               (35,853)
       Prepaid expenses and other current assets                                  (16,428)               (11,249)
       Other assets, net                                                           (1,626)                (1,378)
       Accounts payable                                                             3,506                   (172)
       Accrued liabilities                                                        (25,767)                (6,321)
       Income taxes payable                                                       (17,098)               (12,672)
       Merchandise and other customer credits                                         932                    219
       Other long-term liabilities                                                  5,731                  3,847
                                                                         -----------------       ----------------

     Net cash (used in) provided by operating activities                          (74,043)                 3,813
                                                                         -----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (28,964)               (33,248)
  Purchases of marketable securities                                              (24,427)                     -
  Proceeds from lease incentives                                                        -                  1,436
                                                                         -----------------       ----------------

     Net cash used in investing activities                                        (53,391)               (31,812)
                                                                         -----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings, net                                         55,088                  4,184
  Repurchase of Common Stock                                                       (4,129)                (4,610)
  Proceeds from exercise of stock options                                           2,606                  1,929
  Cash dividends on Common Stock                                                   (7,346)                (5,793)
                                                                         -----------------       ----------------

     Net cash provided by (used in) financing activities                           46,219                 (4,290)
                                                                         -----------------       ----------------

     Effect of exchange rate changes on
     cash and cash equivalents                                                     (4,107)                  (459)
                                                                         -----------------       ----------------
     Net decrease in cash and cash equivalents                                    (85,322)               (32,748)

     Cash and cash equivalents at beginning of year                               276,115                156,197
                                                                         -----------------       ----------------

     Cash and cash equivalents at end of three months                     $       190,793         $      123,449
                                                                         =================       ================


See notes to consolidated financial statements.


                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries ("Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO (last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of April 30, 2004 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 2004 is derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          The Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year and, therefore, the results of its operations for the three months ended April 30, 2004 and 2003 are not necessarily indicative of the results of the entire fiscal year.

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

     Had compensation expense been determined and recorded based upon the fair-value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", net earnings and earnings per share would have been reduced to pro forma amounts as follows:


                                                                Three Months Ended April 30,
                                                           ------------------------------------
     (in thousands, except per share amounts)                     2004                 2003
     ------------------------------------------------------------------------------------------

     Net earnings as reported                                  $40,308              $35,863

     Stock-based employee compensation expense
       determined under fair-value-based
       method for all awards, net of tax                        (3,497)              (3,289)
                                                           --------------        --------------
     Pro forma net earnings                                    $36,811              $32,574
                                                           ==============        ==============
     Earnings per basic share:
      As reported                                              $  0.27               $ 0.25
                                                           ==============        ==============
      Pro forma                                                $  0.25               $ 0.22
                                                           ==============        ==============

     Earnings per diluted share:
      As reported                                              $  0.27               $ 0.24
                                                           ==============        ==============
      Pro forma                                                $  0.25               $ 0.22
                                                           ==============        ==============


3.   INCOME TAXES

     The effective income tax rate for the three months ended April 30, 2004 and 2003 was 38.0% and 36.7%. The change in the tax rate from the prior year was primarily due to a favorable reserve adjustment recorded in the prior year relating to the elimination of certain tax exposures. The effective tax rate for both years also includes a tax benefit from the Extraterritorial Income Exclusion Act ("ETI") of 2000. The ETI provides for the exclusion from United States taxable income of certain "extraterritorial" income earned from the sale or license of qualified property.

     The World Trade Organization ("WTO") has ruled in favor of a formal complaint by the European Union that the ETI exclusion constitutes a prohibited export subsidy under WTO rules. Legislative proposals have been presented in the U.S. Congress to repeal the ETI. The legislative proposals currently being evaluated by Congress provide transition relief. However, it is uncertain what form the final legislation will take and what effect, if any, it will have on the ETI benefit in the future.


4.   INVENTORIES

                                                April 30,        January 31,             April 30,
     (in thousands)                                 2004               2004                  2003
     ------------------------------------------------------------------------------------------------
     Finished goods                             $697,357           $659,558              $626,313
     Raw materials                               212,127            165,768               107,091
     Work-in-process                              60,152             50,517                36,821
                                             -----------------  -----------------   -----------------
                                                 969,636            875,843               770,225
     Reserves                                     (4,682)            (4,592)               (4,445)
                                             -----------------  -----------------   -----------------
     Inventories, net                           $964,954           $871,251              $765,780
                                             =================  =================   =================


     LIFO-based inventories at April 30, 2004, January 31, 2003 and April 30, 2003 represented 69%, 69% and 74% of inventories, net, with the current cost exceeding the LIFO inventory value by $34,161,000, $30,587,000 and $20,735,000 at the end of each period. The LIFO valuation method had the effect of decreasing earnings per diluted share by $0.01 for the three months ended April 30, 2004 and had no effect on earnings per diluted share for the three months ended April 30, 2003.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP No. 106-2, which replaced the same titled FSP No. 106-1, provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") that was signed into law in December 2003. Under FSP No. 106-1, the Company elected to defer the accounting for the effects of the Act. FSP No. 106-2 is effective for interim periods beginning after June 15, 2004. The Company is evaluating the impact of the Act and FSP No. 106-2. Accordingly, the Company's postretirement benefit obligation and net postretirement health care costs included in the consolidated financial statements do not reflect the effects of the Act.

     In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires that variable interest entities be consolidated by its primary beneficiary (if any) if the entity's equity investors at risk do not have the characteristics of a controlling financial interest or the equity investors do not have significant equity at risk for the entity to finance its activities without additional financial support. The provisions of FIN 46 were effective immediately for all entities created after January 31, 2003 and FIN 46R is effective for those entities in the first quarter of 2004. For those entities created prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46R by the end of the first quarter of 2004. The adoption of FIN 46R did not have an impact on the Company's financial position, earnings or cash flows.

6.   MARKETABLE SECURITIES

     The Company's marketable securities are classified as available-for- sale and are recorded at fair value in other assets, net, with unrealized gains and losses, net of tax reported as a separate component of stockholders' equity. Realized gains and losses are recorded in other expenses, net. The marketable securities are held for an indefinite period of time, but might be sold in the future as changes in market conditions or economic factors occur. The fair-value of the marketable securities is determined based on prevailing market prices. The Company did not have investments in marketable securities at January 31, 2004 or April 30, 2003. The following is a summary of the cost and fair values of the Company's marketable securities at April 30, 2004:



                                                                    Unrealized
     (in thousands)                      Cost       Fair Value          Losses
     ---------------------------------------------------------------------------
     Mutual Fund                      $24,427          $23,642           $785
                                ================================================





7.   EARNINGS PER SHARE

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

     The following  table  summarizes the  reconciliation  of the numerators and
     denominators   for  the  basic  and  diluted  earnings  per  share  ("EPS")
     computations:


                                                                    Three Months Ended April 30,
                                                        ----------------------------------------
     (in thousands)                                                        2004             2003
     -------------------------------------------------------------------------------------------
     Net earnings for basic and diluted EPS                             $40,308          $35,863
                                                                 ==============   ==============

     Weighted average shares for basic EPS                              146,815          144,894

     Incremental shares based upon the
       assumed exercise of stock options                                  2,666            2,544
                                                                 --------------   --------------
                                                                        149,481          147,438
     Weighted average shares for diluted EPS                     ==============   ==============



     For the three months ended April 30, 2004 and 2003, there were 3,332,000 and 7,001,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect.

8.   COMPREHENSIVE EARNINGS

     The components of comprehensive earnings were:


                                                        Three Months Ended April 30,
                                                      ------------------------------
     (in thousands)                                          2004              2003
     -------------------------------------------------------------------------------
     Net earnings                                         $40,308           $35,863

     Other comprehensive gain (loss),
     net of tax:

      Deferred hedging gains                                1,061               274

      Foreign currency translation
         adjustments                                       (9,423)           (1,235)

      Unrealized losses on marketable
         securities                                          (785)                -
                                                      -------------     -------------
     Comprehensive earnings                               $31,161           $34,902
                                                      =============     =============

9.   EMPLOYEE BENEFIT PLANS

     The Company maintains a noncontributory defined benefit pension plan ("Pension Plan"), an unfunded Supplemental Retirement Income Plan and, in January 2004, established a non-qualified unfunded retirement income plan to recognize compensation expense in excess of the Internal Revenue Service Code limits. The Company also provides certain health-care and life insurance benefits ("Other Postretirement Benefits") and maintains other retirement plans, profit sharing and retirement savings plans.

     Net periodic pension and other postretirement benefit expense included the following components:


                                                                        Three Months Ended April 30,
                                          ---------------------------------------------------------
                                                                                              Other
                                                                                     Postretirement
                                                Pension Benefits                           Benefits
                                          ------------------------------- -------------------------
     (in thousands)                           2004           2003          2004          2003
     ----------------------------------------------------------------------------------------------
     Service cost                          $ 2,699        $ 2,357         $ 307        $  823
     Interest cost                           2,640          2,265           418           648
     Expected return on plan assets         (2,079)        (1,599)            -             -
     Amortization of prior service
      cost                                     201             47          (303)           (2)
     Amortization of net loss                  395            239            98            64
                                          ---------------------------------------------------------
     Net expense                           $ 3,856        $ 3,309         $ 520        $1,533
                                          =========================================================



     The Company's funding policy for the Pension Plan is to contribute the maximum tax deductible contribution in any given year. The Company does not anticipate making any cash contributions to the Pension Plan in 2004 based on its funding policy. However, this expectation is subject to change if actual asset performance is significantly below the assumed long-term rate of return on pension assets.

10.  SEGMENT INFORMATION

     The Company's reportable segments are: U.S. Retail, International Retail, Direct Marketing and Specialty Retail (see Management's Discussion and Analysis of Financial Condition and Results of Operations for an overview of the Company's business). The Company's reportable segments, excluding Specialty Retail, represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. The Specialty Retail segment includes the consolidated results of Little Switzerland, Inc., as well as the consolidated results of other ventures operated under non-TIFFANY & CO. trademarks or trade names. In deciding how to allocate resources and assess performance, the Company's Executive Officers regularly evaluate the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers.


     Certain information relating to the Company's reportable segments is set forth below:



                                                                   Three Months Ended April 30,
                                                         ---------------------------------------
     (in thousands)                                                        2004            2003
     ------------------------------------------------------------------------------------------
     Net sales:
       U.S. Retail                                                 $    213,662    $    173,586
       International Retail                                             184,731         165,524
       Direct Marketing                                                  36,899          37,283
       Specialty Retail                                                  21,668          19,446
                                                                  --------------  --------------
                                                                   $    456,960   $     395,839
                                                                  ==============  ==============

     Earnings(losses)from operations*:
       U.S. Retail                                                 $     44,676    $     31,721
       International Retail                                              51,649          47,315
       Direct Marketing                                                   5,506           6,736
       Specialty Retail                                                  (1,238)           (606)
                                                                  --------------  --------------
                                                                   $    100,593    $     85,166
                                                                  ==============  ==============

     * Represents earnings from operations before unallocated corporate expenses and other expenses, net.

     The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:



                                                                       Three Months Ended April 30,
                                                           ------------------------------------------
     (in thousands)                                                          2004              2003
     ------------------------------------------------------------------------------------------------
     Earnings from operations
      for reportable segments                                        $    100,593       $    85,166

     Unallocated corporate expenses                                       (32,257)          (26,197)

     Other expenses, net                                                   (3,324)           (2,313)
                                                                    --------------     --------------
     Earnings before income taxes                                    $     65,012       $     56,656
                                                                    ==============     ==============


     Unallocated corporate expenses include costs related to the Company's administrative support functions such as information technology, finance, legal and human resources as well as changes in the LIFO inventory valuation reserve, which the Company does not allocate to the operating segments.

11.  SUBSEQUENT EVENTS

     On May 20, 2004, the Company's Board of Directors declared an increase in the quarterly dividend rate by 20% from $0.05 per share to $0.06 per share. This dividend will be paid on July 12, 2004 to stockholders of record on June 21, 2004.

PART I.  Financial Information
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



OVERVIEW
--------

The Company is a holding company that operates through its subsidiary companies. The Company's principal subsidiary, Tiffany and Company, is a jeweler and specialty retailer. Through Tiffany and Company and other subsidiaries, the Company is engaged in product design, manufacturing and retailing activities.


The Company operates four channels of distribution:

o    U.S. Retail - sales in TIFFANY & CO. stores in the U.S.;

o International Retail - sales in TIFFANY & CO. stores and department store boutiques outside the U.S. (also includes business-to-business sales, Internet sales and wholesale sales of TIFFANY & CO. products outside the U.S.);

o Direct Marketing - business-to-business, catalog and Internet sales of TIFFANY & CO. products in the U.S.;

o Specialty Retail - primarily includes retail sales in LITTLE SWITZERLAND stores on Caribbean islands, as well as in Florida and Alaska. It also includes worldwide sales made under additional trademarks or trade names other than TIFFANY & CO.

All references to years relate to the fiscal year that ends on January 31 of the following calendar year.

In the discussion that follows, a store's sales are included in "comparable store sales" when the store has been open more than 12 months. If a store is opened in the first 15 days of a month it is considered open for a full month. If a store closes in the first 15 days of a month, it will not be considered comparable as of that month. The results of relocated stores remain in comparable store sales if the relocation occurs within the same geographical market and the store type remains the same (mall, freestanding, boutique). The results of a store in which the square footage has been expanded or reduced remain in the comparable store base.

Net sales increased 15% to $456,960,000 in the three months ended April 30, 2004 ("first quarter") which included a 4% translation-related benefit due to a weaker U.S. dollar. The sales increase resulted primarily from an increase in worldwide comparable store sales. Net earnings in the first quarter rose 12% to $40,308,000, or $0.27 per diluted share versus $0.24 in the prior year. Earnings were affected by increased sales and the leveraging of fixed expenses partially offset by lower gross margin as further explained below.

RESULTS OF OPERATIONS
---------------------

Certain operating data as a percentage of net sales were as follows:


                                               Three Months
                                              Ended April 30,
                                           -------------------
                                             2004        2003
                                           -------------------
Net sales                                   100.0%      100.0%
Cost of sales                                43.2        42.0
                                           -------------------
Gross profit                                 56.8        58.0
Selling, general
  and administrative expenses                41.9        43.1
                                           -------------------
Earnings from operations                     14.9        14.9
Other expenses, net                           0.7         0.6
                                           -------------------
Earnings before income taxes                 14.2        14.3
Provision for income taxes                    5.4         5.2
                                           -------------------
Net earnings                                  8.8%        9.1%
                                           ===================

Net Sales
---------

Net sales by channel of distribution were as follows:

                                                 Three Months
                                                Ended April 30,
                                         -----------------------
(in thousands)                                2004         2003
--------------                           -----------------------
U.S. Retail                               $213,662     $173,586
International Retail                       184,731      165,524
Direct Marketing                            36,899       37,283
Specialty Retail                            21,668       19,446
                                         -----------------------
                                          $456,960     $395,839
                                         =======================

U.S. Retail sales increased 23% in the first quarter, largely due to 20% comparable store sales growth. Sales in the New York flagship store rose 30% and comparable branch store sales rose 17%. Comparable store traffic from local-resident customers as well as domestic and foreign tourists increased in the first quarter. Although store traffic rose in the first quarter management believes the increase in comparable store sales resulted from an increase in the amount spent per transaction due to a shift in purchases by customers to higher priced items.

Total International Retail sales rose 12% and comparable store sales rose 8% in the first quarter. Total International Retail sales and comparable store sales both benefited by 10% from changes in foreign currency exchange rates.

In Japan, total retail sales increased 1% in the first quarter. The increase in sales resulted from a translation-related benefit of 10%; sales were negatively affected by a 13% sales decline in silver jewelry (a product category that represented 26% of total Japan sales in 2003). Comparable store sales declined 1% in the first quarter, which included a translation-related benefit of 9%. Management believes that Japan sales have been affected by generally weak consumer spending on jewelry and increased "luxury-goods" competition. The Company continues to focus on product assortment repositioning and new product introductions and believes that incremental publicity and advertising initiatives will enhance overall customer awareness and lead to gradually improving sales and profitability.

In the Asia-Pacific region outside of Japan, comparable store sales increased 33% (including a 7% translation-related benefit) due to strong growth in all markets. In Europe, comparable store sales rose 23% (including a 16% translation-related benefit) due to growth in most stores.

Direct Marketing sales declined 1% in the first quarter. The Company made a strategic decision to discontinue service award program sales during 2003. As a result of that decision, there was a 24% decline in the Business Sales division's sales. The Business Sales division continues to offer a range of business gifts, event-related trophies and other awards and those sales increased 11% in the first quarter. Combined e-commerce/catalog sales increased 15% in the first quarter primarily due to an increase in the average order size and a higher number of e-commerce orders. Catalog orders decreased in the first quarter as management continues to see a shift in consumer purchasing from catalog to e-commerce. Management believes that e-commerce sales growth resulted from increased web site traffic as well as the shift in purchasing by consumers from catalog to e-commerce.

Specialty Retail sales increased 11% in the first quarter primarily due to sales growth in LITTLE SWITZERLAND stores.

The  Company   expects  that   worldwide   retail   gross   square   footage  of
Company-operated TIFFANY & CO. stores will increase by at least 5% in 2004. Actual/expected 2004 store openings(closings) are as follows:

                                   Actual Openings
                                   ---------------
Location                           (Closings) 2004       Expected Openings 2004
--------                           ---------------       ----------------------

Palm Beach Gardens, Florida         Second Quarter
Edina, Minnesota                                         Second Quarter
Westport, Connecticut                                    Second Half
Kansas City, Missouri                                    Third Quarter
Wakayama, Japan                     First Quarter
Nagano, Japan                      (First Quarter)
Marunouchi, Tokyo, Japan                                 Third Quarter
Nishi-Umeda, Osaka, Japan                                Fourth Quarter
Taipei, Taiwan                      Second Quarter
London, England                     First Quarter

Gross Profit
------------
Gross profit as a percentage of net sales ("gross margin") declined in the first quarter by 1.2 percentage points. This decline was expected by management due to an increase in the LIFO inventory valuation reserve versus a year ago (0.7 percentage points) to reflect increased precious metal costs, and increased distribution costs (0.4 percentage points) primarily related to the opening of the Company's Customer Fulfillment Center ("CFC") in September 2003.

The Company's hedging program uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations, and the Company adjusts its retail prices in Japan from time to time to address longer-term changes in the yen/dollar relationship and local competitive pricing.

Management's long-term strategy and objectives include achieving further product manufacturing/sourcing efficiencies (including increased internal manufacturing and direct rough-diamond sourcing), leveraging its fixed costs and implementing selective price adjustments in order to maintain the Company's gross margin at, or above, prior year levels. As a result, management expects a slight increase in gross margin for the full fiscal year 2004 due to anticipated growth in the second half.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------
SG&A rose 12% in the first quarter, the majority of which was due to staffing (representing approximately one-half of the increase) and depreciation and occupancy expenses (representing approximately one-fifth of the increase) related to the Company's expansion. As a percentage of net sales, SG&A improved to 41.9%, versus 43.1% in the first quarter of 2003. Sales growth more than absorbed the rate of increase in fixed expenses. Management's longer-term objective is to reduce the ratio of SG&A to net sales by leveraging anticipated rates of comparable store sales growth against the Company's fixed-expense base and expects the full year ratio to improve slightly versus the prior year.


Earning from Operations
-----------------------

                                                       Three months ended April 30,
                                              --------------------------------------
(in thousands)                                            2004                2003
------------------------------------------------------------------------------------
Earnings (losses) from operations:
  U.S. Retail                                       $   44,676        $     31,721
  International Retail                                  51,649              47,315
  Direct Marketing                                       5,506               6,736
  Specialty Retail                                      (1,238)               (606)
                                              --------------------------------------
Earnings from operations for reportable
segments                                               100,593              85,166
  Unallocated corporate expenses                       (32,257)            (26,197)
                                              --------------------------------------
Earnings from operations                            $   68,336        $     58,969
                                              ======================================

Earnings from operations rose 16% in the first quarter. On a reportable segment basis, the ratios of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the first quarter of 2004 and 2003 were as follows: U.S. Retail was 21% and 18% (increase primarily due to the leveraging of fixed expenses); International Retail was 28% and 29%; Direct Marketing was 15% and 18% (decrease primarily due to incremental expenses associated with the CFC which opened in September 2003 and supports the Company's Direct Marketing segment); and Specialty Retail was (6)% and (3)%.

Unallocated corporate expenses include costs related to the Company's administrative support functions such as information technology, finance, legal and human resources as well as changes in the LIFO inventory valuation reserve, which the Company does not allocate to the operating segments. The 23% increase in unallocated corporate expenses in the first quarter of 2004 was primarily due to an increase in the LIFO inventory valuation reserve (representing approximately one-half of the increase), information technology infrastructure costs (approximately one-third of the increase) and increases in other administrative support costs.

Other Expenses, Net
-------------------
Other expenses, net in the first quarter were higher than the prior year primarily due to an increase in interest expense from a new yen-denominated debt issuance ($704,000) in 2003 and lower capitalized interest for capital expenditures ($934,000) partially offset by increases in equity gains on the Company's investment in Aber Diamond Corporation and higher interest income.

Provision for Income Taxes
--------------------------
The effective income tax rate for the three months ended April 30, 2004 and 2003 was 38.0% and 36.7%. The change in the tax rate from the prior year was primarily due to a favorable reserve adjustment recorded in the prior year relating to the elimination of certain tax exposures. The effective tax rate for both years also includes a tax benefit from the Extraterritorial Income Exclusion Act ("ETI") of 2000. The ETI provides for the exclusion from United States taxable income of certain "extraterritorial" income earned from the sale or license of qualified property.

The World Trade Organization ("WTO") has ruled in favor of a formal complaint by the European Union that the ETI exclusion constitutes a prohibited export subsidy under WTO rules. Legislative proposals have been presented in the U.S. Congress to repeal the ETI. The legislative proposals currently being evaluated by Congress provide transition relief. However, it is uncertain what form the final legislation will take and what effect, if any, it will have on the ETI benefit in the future.

New Accounting Standards
------------------------
In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP No. 106-2, which replaced the same titled FSP No. 106-1, provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") that was signed into law in December 2003. Under FSP No. 106-1, the Company elected to defer the accounting for the effects of the Act. FSP No. 106-2 is effective for interim periods beginning after June 15, 2004. The Company is evaluating the impact of the Act and FSP No. 106-2. Accordingly, the Company's postretirement benefit obligation and net postretirement health care costs included in the consolidated financial statements do not reflect the effects of the Act.

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires that certain variable interest entities be consolidated by its primary beneficiary (if any), if the entity's equity investors at risk do not have the characteristics of a controlling financial interest or the equity investors do not have significant equity at risk for the entity to finance its activities without additional financial support. The provisions of FIN 46 were effective immediately for all entities created after January 31, 2003 and FIN 46R is effective for those entities in the first quarter of 2004. For those entities created prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46R by the end of the first quarter of 2004. The adoption of FIN 46R did not have an impact on the Company's financial position, earnings or cash flows.

Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs, which have increased due to the Company's expansion.

The Company had a net cash outflow from operating activities of $74,043,000 in the three months ended April 30, 2004 due to higher inventory purchases compared with an inflow of $3,813,000 in the prior-year period.


Working Capital
---------------
Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $953,782,000 and 3.4:1 at April 30, 2004, compared with $952,923,000 and 3.4:1 at January 31, 2004 and $791,868,000 and 3.8:1 at April 30, 2003.

Accounts receivable, less allowances at April 30, 2004 were 12% lower than January 31, 2004 (which is typically a seasonal high point) and were 8% higher than April 30, 2003 due to sales growth.

Inventories, net at April 30, 2004 were 11% above January 31, 2004 and 26% above April 30, 2003. Changes in foreign currency exchange rates decreased inventory by 1% compared to January 31, 2004 and increased inventory by 3% compared to April 30, 2003. Finished goods inventories ($697,357,000 at April 30, 2004) increased 6% and 11% versus January 31, 2004 and April 30, 2003 largely due to new store openings and expanded product offerings. Raw material and work-in-process inventories ($272,279,000 at April 30, 2004) increased 26% and 89% versus January 31, 2004 and April 30, 2003 to support the expansion of internal jewelry manufacturing activities and direct rough-diamond sourcing operations. Management expects that inventory levels will increase in 2004 to support anticipated comparable store sales growth, new stores, product introductions, strategic merchandising investments and the Company's ongoing expansion of its rough-diamond sourcing operations. The Company continually strives to better manage its inventory investment by developing more effective systems and processes for product development, assortment planning, sales forecasting, supply-chain logistics, and store replenishment.

Capital Expenditures
--------------------
Capital expenditures were $28,964,000 in the three months ended April 30, 2004, compared with $33,248,000 in the prior-year period. Based on current plans, management estimates that capital expenditures will be approximately $170,000,000 in 2004 due to costs related to the opening and renovation of stores and ongoing investments in new systems. In order to meet substantially increased customer demand for diamond and other gemstone jewelry, the Company intends to expand its internal jewelry manufacturing operations by complementing its existing New York facility with additional capacity later in 2004. Management continues to expect that total capital expenditures in future years will approximate 7-8% of net sales.

In 2000, the Company began a multi-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. The increase in the sales area was completed in 2001 when the renovated second floor opened to provide an expanded presentation of engagement and other jewelry. The renovated sixth floor that now houses the customer service department opened in 2002. The renovated fourth floor that offers tableware merchandise opened in 2003. In conjunction with the New York store project, the Company relocated its after-sales service functions and several of its administrative functions. The Company has spent $75,000,000 to date for the New York store and related projects. Based on current plans, the Company estimates that the overall cost of these projects will be $110,000,000.

In 2002, the Company acquired the property housing its flagship store on Old Bond Street in London and an adjacent building at a cost of $43,000,000 (U.S. equivalent at date of acquisition), in order to proceed with a renovation and reconfiguration of the retail selling space. Construction has commenced in 2004 and is expected to be completed in 2006.

Share Repurchases
-----------------
In November 2003, the Board of Directors extended and expanded the Company's stock repurchase program, which was due to expire in November 2003, until November 30, 2006 and increased the remaining authorization by $100,000,000, allowing the Company to repurchase up to $116,500,000 of the Company's outstanding Common Stock in addition to those which had already been purchased. The timing of purchases and the actual number of shares to be repurchased depends on a variety of factors such as price and other market conditions. In the three months ended April 30, 2004, the Company repurchased and retired 110,000 shares of Common Stock at a cost of $4,129,000, or an average cost of $37.54 per share.

Recent Borrowings
-----------------
The Company's sources of working capital are internally-generated cash flows, borrowings available under a multicurrency revolving credit facility ("Credit Facility") and Little Switzerland's revolving credit facility guaranteed by the Company ("LS Facility").

In June 2003, the Company's purchase of the land and building housing the Tokyo flagship store was financed with a short-term yen 11,000,000,000 bridge loan ("Bridge Loan") with a bank. The loan had an interest rate of 0.58% and matured on September 30, 2003. The loan was paid in full upon maturity. In September 2003, the Company issued yen 15,000,000,000 of senior unsecured First Series Yen denominated Bonds ("Bonds") due 2010 with principal due upon maturity and a fixed coupon rate of 2.02% payable in semi-annual installments. The Bonds were sold in a private transaction to qualified institutional investors in Japan. The obligations under the Bonds are unconditionally and irrevocably guaranteed by the Company. The proceeds from the issuance have been primarily used by the Company to repay the Bridge Loan.

Based on the Company's financial position at April 30, 2004, management anticipates that internally-generated cash flows and funds available under the Credit Facility will be sufficient to support the Company's planned worldwide business expansion and seasonal working capital increases that are typically required during the third and fourth quarters of the year, as well as for the scheduled repayment of a yen 5,500,000,000 five-year loan due in October 2004.

The Company's contractual cash obligations and commercial commitments at April 30, 2004 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2004.

Market Risk
-----------
The Company is exposed to market risk from fluctuations in foreign currency exchange rates and interest rates, which could affect its consolidated financial position, earnings and cash flows. The Company manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading or speculative purposes, and does not maintain such instruments that may expose the Company to significant market risk.

The Company uses yen currency-purchased put options and, to a lesser extent, foreign-exchange forward contracts, to minimize the impact of a strengthening of the U.S. dollar on foreign currency-denominated transactions. Gains or losses on these instruments substantially offset losses or gains on the assets, liabilities and transactions being hedged. Management neither foresees nor expects significant changes in foreign currency exposure in the near future.

The fair value of the Company's fixed-rate long-term debt, including the current portion of long-term debt, is sensitive to interest rate changes. Interest rate changes would result in gains (losses) in the market value of this debt due to differences between market interest rates and rates at the inception of the debt obligation. In order to manage the exposure to interest rate changes, the Company entered into an interest-rate swap to reduce the amount of fixed-rate debt exposed to interest rate movements.

The Company also uses an interest-rate swap to manage its yen-denominated floating-rate long-term debt in order to reduce the impact of interest rate changes on earnings and cash flows.

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

Risk Factors
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (ii) that consumer spending does not decline substantially during the fourth quarter of any year; (iii) that unsettled regional and/or global conflicts or crises do not result in military, terrorist or other conditions creating disruptions or disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Company operates retail stores nor to the Company's continuing ability to operate in those regions; (iv) that sales in Japan will not decline substantially; (v) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (vi) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores which have TIFFANY & CO. retail locations; (vii) that Mitsukoshi will continue as a leading department store operator in Japan; (viii) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (ix) that the wholesale market for high-quality rough and cut diamonds will provide continuity of supply and pricing; (x) that the investment in Aber achieves its financial and strategic objectives; (xi) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations; (xii) that distribution and manufacturing productivity and capacity can be further improved to support the Company's expanding requirements; (xiii) that new and existing stores and other sales locations can be leased, re-leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (xiv) that the Company can successfully improve the results of Little Switzerland and achieve satisfactory results from any future ventures into which it enters that are operated under non-TIFFANY &

CO. trademarks or trade names; and (xv) that the Company's expansion plans for retail and direct selling operations and merchandise development, production and management can continue to be executed without meaningfully diminishing the distinctive appeal of the TIFFANY & CO. brand.

Part I.  Financial Information
Item 4.  Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures

     Within 90 days before filing this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation and as of April 30, 2004, the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in Internal Controls

     Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. Other Information
Item 2.  Changes in Securities and Use of Proceeds



This table provides information with respect to purchases by the Company of shares of its Common Stock during the first fiscal quarter of 2004:


--------------------------------------------------------------------------------------------
                                                            Total Number         Approximate
                                                               of Shares        Dollar Value
                                                            Purchased as       of Shares that
                               Total         Average           Part of a          May Yet be
                           Number of           Price            Publicly           Purchased
                              Shares        Paid Per           Announced           Under the
Period                     Purchased           Share             Program*            Program*
--------------------------------------------------------------------------------------------
February 1, 2004
through
February 29, 2004                  -              -            3,253,800        $116,500,000
--------------------------------------------------------------------------------------------
March 1, 2004
through
March 31, 2004               110,000         $37.54            3,363,800        $112,371,000
--------------------------------------------------------------------------------------------
April 1, 2004
through
April 30, 2004                     -              -            3,363,800        $112,371,000
--------------------------------------------------------------------------------------------
Total                        110,000         $37.54            3,363,800        $112,371,000
--------------------------------------------------------------------------------------------


* In November 2003, the Board of Directors expanded the Company's stock repurchase program, which was first announced on September 21, 2000 and scheduled to expire in November 2003; the Board extended the program until November 30, 2006 and increased the remaining authorization by $100,000,000, allowing the Company to repurchase shares of the Company's outstanding Common Stock at an aggregate price of up to $116,500,000 in addition to those shares which already had been purchased under the program. Under a prior program, which expired in 2000, the Company had purchased 4,484,400 shares.

ITEM 6        Exhibits and Reports on Form 8-K

     (a)      Exhibits:

              31.1 Certification by Michael J. Kowalski pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

              31.2 Certification by James N. Fernandez pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

              32 Certification by Michael J. Kowalski and James N. Fernandez pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


     (b)      Reports on Form 8-K:


              On February 25, 2004, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing its unaudited earnings and results of operations for the three months and year ended January 31, 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TIFFANY & CO.
                                       (Registrant)


Date: June 4, 2004                      By: /s/ James N. Fernandez
                                            ------------------------------------
                                            James N. Fernandez
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

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