Form 10-Q
period 2004-07-31
TIFFANY & CO
filed 2004-09-03
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 for the quarter ended July 31, 2004.  OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 for the transition period from ________ to
         _____________.


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 146,123,248 shares outstanding at the close of business on August 31, 2004.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2004




PART I - FINANCIAL INFORMATION                                                  PAGE
                                                                                ----
Item 1.           Financial Statements

                  Consolidated Balance Sheets - July 31, 2004,
                       January 31, 2004 and July 31, 2003 (Unaudited)               3

                  Consolidated Statements of Earnings - for the
                       three and six months ended July 31, 2004 and
                       2003 (Unaudited)                                             4

                  Consolidated Statements of Cash Flows - for the six
                       months ended July 31, 2004 and 2003 (Unaudited)              5

                  Notes to Consolidated Financial Statements (Unaudited)         6-12


Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations            13-23


Item 4.           Controls and Procedures                                          24


PART II - OTHER INFORMATION


Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                  (e) Issuer Purchases of Equity Securities                        25


Item 4.           Submission of Matters to a vote of Security Holders              26


Item 6.           Exhibits and Reports on Form 8-K                                 27

                  (a)  Exhibits

                  (b) Reports on Form 8-K



PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)



                                                                      July 31,        January 31,         July 31,
                                                                        2004              2004              2003
                                                                   --------------    --------------    --------------
ASSETS
Current assets:
Cash and cash equivalents                                        $       153,623   $       276,115   $       116,119
Accounts receivable, less allowances
   of $5,979, $6,992 and $7,369                                          114,596           131,990           104,949
Inventories, net                                                       1,034,404           871,251           814,406
Deferred income taxes                                                     48,161            45,043            44,185
Prepaid expenses and other current assets                                 50,029            23,683            35,705
                                                                 ----------------  ----------------  ----------------

Total current assets                                                   1,400,813         1,348,082         1,115,364

Property, plant and equipment, net                                       892,436           885,092           844,631
Deferred income taxes                                                          -                 -             7,895
Other assets, net                                                        182,361           157,914           159,144
                                                                 ----------------  ----------------  ----------------
                                                                 $     2,475,610   $     2,391,088   $     2,127,034
                                                                 ================  ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                            $       157,941   $        41,948   $       186,157
Current portion of long-term debt                                         49,033            51,920                 -
Accounts payable and accrued liabilities                                 173,635           209,842           172,383
Income taxes payable                                                      21,699            45,922            22,011
Merchandise and other customer credits                                    47,776            45,527            43,457
                                                                 ----------------  ----------------  ----------------

Total current liabilities                                                450,084           395,159           424,008

Long-term debt                                                           379,363           392,991           289,686
Postretirement/employment benefit obligations                             37,917            36,746            35,574
Deferred income taxes                                                     17,713            22,397                 -
Other long-term liabilities                                               87,228            75,595            96,360

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value; authorized 240,000 shares,
   issued and outstanding 146,371, 146,735 and 145,382                     1,464             1,467             1,454
Additional paid-in capital                                               404,105           395,182           363,841
Retained earnings                                                      1,094,666         1,058,203           934,337
Accumulated other comprehensive gain (loss), net of tax:
  Foreign currency translation adjustments                                 4,545            15,856           (13,968)
  Deferred hedging losses                                                   (736)           (2,508)           (1,611)
  Unrealized losses on marketable securities                                (739)                -                 -
  Minimum pension liability adjustment                                         -                 -            (2,647)
                                                                 ----------------  ----------------  ----------------

Total stockholders' equity                                             1,503,305         1,468,200         1,281,406
                                                                 ----------------  ----------------  ----------------
                                                                 $     2,475,610   $     2,391,088   $     2,127,034
                                                                 ================  ================  ================


See notes to consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)




                                                                 Three Months Ended              Six Months Ended
                                                                      July 31,                        July 31,
                                                           -----------------------------   -----------------------------
                                                               2004             2003           2004             2003
                                                           -------------    ------------   -------------    ------------
Net sales                                                  $    476,597     $   442,495     $   933,557     $   838,334

Cost of sales                                                   211,313         187,523         408,607         353,718
                                                           -------------    ------------   -------------    ------------

Gross profit                                                    265,284         254,972         524,950         484,616

Selling, general and administrative expenses                    201,427         186,519         392,757         357,194
                                                           -------------    ------------   -------------    ------------

Earnings from operations                                         63,857          68,453         132,193         127,422

Other expenses, net                                               4,798           3,450           8,122           5,763
                                                           -------------    ------------   -------------    ------------

Earnings before income taxes                                     59,059          65,003         124,071         121,659

Provision for income taxes                                       22,443          23,856          47,147          44,649
                                                           -------------    ------------   -------------    ------------

Net earnings                                               $     36,616     $    41,147    $     76,924     $    77,010
                                                           =============    ============   =============    ============

Net earnings per share:

    Basic                                                  $       0.25     $      0.28    $       0.52     $      0.53
                                                           =============    ============   =============    ============
    Diluted                                                $       0.25     $      0.28    $       0.52     $      0.52
                                                           =============    ============   =============    ============

Weighted average number of common shares:

    Basic                                                       146,370         145,294         146,593         145,094
    Diluted                                                     148,669         148,163         149,081         147,744


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)
                                   -----------
                                 (in thousands)


                                                                                Six Months Ended
                                                                                    July 31,
                                                                    -----------------------------------------
                                                                            2004                    2003
                                                                            ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                     $        76,924         $       77,010
     Adjustments to reconcile net earnings to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                                           52,741                 42,706
       (Gain) loss on equity investments                                           (2)                   368
       Provision for uncollectible accounts                                       945                    539
       Provision for inventories                                                3,094                  1,438
       Deferred income taxes                                                   (3,478)                (1,457)
       Provision for postretirement/employment benefits                         1,171                  2,457
       Deferred hedging losses transferred to earnings                          1,447                  1,439
     Changes in assets and liabilities:
       Accounts receivable                                                     18,299                  7,895
       Inventories                                                           (181,447)               (82,394)
       Prepaid expenses and other current assets                              (26,139)               (11,788)
       Other assets, net                                                       (3,835)                 6,697
       Accounts payable                                                       (18,907)                 5,813
       Accrued liabilities                                                    (14,363)                 3,381
       Income taxes payable                                                   (20,793)               (14,371)
       Merchandise and other customer credits                                   2,283                    707
       Other long-term liabilities                                             10,101                 11,696
                                                                    ------------------       ----------------

     Net cash (used in) provided by operating activities                     (101,959)                52,136
                                                                    ------------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (70,510)              (210,513)
     Purchases of marketable securities                                       (24,607)                     -
     Purchases of other investments                                            (1,854)                     -
     Proceeds from lease incentives                                               149                  2,251
                                                                    ------------------       ----------------

     Net cash used in investing activities                                    (96,822)              (208,262)
                                                                    ------------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term borrowings, net                                         -                 (4,000)
     Proceeds from short-term borrowings, net                                 117,017                132,991
     Repurchase of Common Stock                                               (25,445)                (4,610)
     Proceeds from exercise of stock options                                    5,071                  6,011
     Cash dividends on Common Stock                                           (16,127)               (13,059)
                                                                    ------------------       ----------------

     Net cash provided by financing activities                                 80,516                117,333
                                                                    ------------------       ----------------

     Effect of exchange rate changes on
     cash and cash equivalents                                                 (4,227)                (1,285)
                                                                    ------------------       ----------------
     Net decrease in cash and cash equivalents                               (122,492)               (40,078)

     Cash and cash equivalents at beginning of year                           276,115                156,197
                                                                    ------------------       ----------------

     Cash and cash equivalents at end of six months                   $       153,623         $      116,119
                                                                    ==================       ================


See notes to consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries ("Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO (last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of July 31, 2004 and the results of its operations and cash flows for the interim periods presented. The consolidated balance sheet data for January 31, 2004 is derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          Certain reclassifications were made to the prior year's financial statement amounts and related note disclosures to conform with the current year's presentation.

          The Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year and, therefore, the results of its operations for the three and six months ended July 31, 2004 and 2003 are not necessarily indicative of the results of the entire fiscal year.

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

          Had compensation expense been determined and recorded based upon the fair-value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", net earnings and earnings per share would have been reduced to pro forma amounts as follows:

                                                             Three Months Ended              Six Months Ended
                                                                  July 31,                        July 31,
                                                       ---------------------------------------------------------------
        (in thousands, except per
        share amounts)                                       2004             2003           2004           2003
        --------------------------------------------------------------------------------------------------------------
        Net earnings as reported                           $36,616          $41,147        $76,924        $77,010
        Stock-based employee
          compensation expense
          determined under fair-
          value-based method for all
          awards, net of tax                                (3,526)          (3,330)        (7,023)        (6,619)
                                                       ---------------- --------------- ------------- ----------------
        Pro forma net earnings                             $33,090          $37,817        $69,901         $70,391
                                                       ===============================================================
        Earnings per basic share:
         As reported                                       $  0.25          $  0.28         $ 0.52          $ 0.53
                                                       ===============================================================
         Pro forma                                         $  0.23          $  0.26         $ 0.48          $ 0.49
                                                       ===============================================================
        Earnings per diluted share:
         As reported                                       $  0.25          $  0.28         $ 0.52          $ 0.52
                                                       ===============================================================
         Pro forma                                         $  0.22          $  0.26         $ 0.47          $ 0.48
                                                       ===============================================================

3.        INCOME TAXES

          The effective income tax rate for the three and six months ended July 31, 2004 and 2003 was 38.0% and 36.7%. The change in the tax rate from the prior year was primarily due to a favorable reserve adjustment recorded in the prior year relating to the elimination of certain tax exposures. The effective tax rate for both years also includes a tax benefit from the Extraterritorial Income Exclusion Act ("ETI") of 2000. The ETI provides for the exclusion from United States taxable income of certain "extraterritorial" income earned from the sale or license of qualified property.

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


4.       INVENTORIES

                                                     July 31,            January 31,             July 31,
         (in thousands)                                 2004                   2004                 2003
         -----------------------------------------------------------------------------------------------------
         Finished goods                           $  727,733               $659,558              $634,754
         Raw materials                               226,719                165,768               134,012
         Work-in-process                              84,770                 50,517                49,923
                                                 ---------------       ---------------        ---------------
                                                   1,039,222                875,843               818,689
         Reserves                                     (4,818)                (4,592)               (4,283)
                                                 ---------------       ---------------        ---------------
         Inventories, net                         $1,034,404               $871,251              $814,406
                                                 ===============       ===============        ===============


          LIFO-based inventories at July 31, 2004, January 31, 2004 and July 31, 2003 represented 70%, 69% and 74% of inventories, net, with the current cost exceeding the LIFO inventory value by $39,614,000, $30,587,000 and $24,235,000 at the end of each period. The LIFO valuation method had the effect of decreasing earnings per diluted share by $0.02 and $0.01 for the three months ended July 31, 2004 and 2003 and by $0.04 and $0.02 for the six months ended July 31, 2004 and 2003.

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

6.        MARKETABLE SECURITIES

          The Company's marketable securities are classified as available-for-sale and are recorded at fair value in other assets, net, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are recorded in other expenses, net. The marketable securities are held for an indefinite period of time, but might be sold in the future as changes in market conditions or economic factors occur. The fair-value of the marketable securities is determined based on prevailing market prices. The Company did not have investments in marketable securities at January 31, 2004 or July 31, 2003. The following is a summary of the cost and fair values of the Company's marketable securities at July 31, 2004:

                                                                      Unrealized
          (in thousands)                Cost        Fair Value           Losses
          ----------------------------------------------------------------------
          Mutual Fund                $24,607           $23,868             $739
                                    ============================================

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

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                       Three Months Ended                  Six Months Ended
                                                            July 31,                           July 31,
                                                -------------------------------------------------------------------
         (in thousands)                                   2004              2003             2004             2003
         ----------------------------------------------------------------------------------------------------------
         Net earnings for basic
          and diluted EPS                              $36,616           $41,147          $76,924          $77,010
                                                ===============   ===============  ===============  ===============

         Weighted average shares
          for basic EPS                                146,370           145,294          146,593          145,094

         Incremental shares based
          upon the assumed
          exercise of stock                              2,299             2,869            2,488            2,650
          options                               ---------------  ----------------   --------------  ---------------

         Weighted average shares
          for diluted EPS                              148,669           148,163          149,081          147,744
                                                ===============   ===============  ===============  ===============

          For the three months ended July 31, 2004 and 2003, there were 3,593,000 and 4,631,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2004 and 2003, there were 3,512,000 and 4,786,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect.

8.        COMPREHENSIVE EARNINGS

          The components of comprehensive earnings were:

                                                            Three Months Ended                 Six Months Ended
                                                                 July 31,                          July 31,
                                                   ------------------------------------------------------------------
         (in thousands)                                   2004              2003             2004              2003
         ------------------------------------------------------------------------------------------------------------
         Net earnings                                  $36,616           $41,147          $76,924           $77,010

         Other comprehensive gain
          (loss), net of tax:

          Deferred hedging gains                           711               399            1,772               673

          Foreign currency
           translation adjustments                      (1,888)            1,828          (11,311)              593

         Unrealized gains/(losses)
           on marketable securities                         46                 -             (739)                -
                                                     -------------     ------------    --------------     ------------
         Comprehensive earnings                        $35,485           $43,374          $66,646           $78,276
                                                     =============     ============    ==============     ============

9.        EMPLOYEE BENEFIT PLANS

          The Company maintains a noncontributory defined benefit pension plan ("Pension Plan"), an unfunded Supplemental Retirement Income Plan and, in January 2004, established a non-qualified unfunded retirement income plan to recognize compensation in excess of the Internal Revenue Service Code limits. The Company also provides certain health-care and life insurance benefits ("Other Postretirement Benefits") and maintains other retirement plans, profit sharing and retirement savings plans.

          Net periodic pension and other postretirement benefit expense included the following components:

                                                                                   Three Months Ended July 31,
                                                      ---------------------------------------------------------
                                                                                                        Other
                                                                                               Postretirement
                                                               Pension Benefits                      Benefits
                                                      ---------------------------------------------------------
         (in thousands)                                        2004        2003          2004          2003
         ------------------------------------------------------------------------------------------------------
         Service cost                                        $2,699      $2,357         $ 307        $  823
         Interest cost                                        2,640       2,265           418           648
         Expected return on plan assets                      (2,079)     (1,599)            -             -
         Amortization of prior service
          cost                                                  201          47          (303)           (2)
         Amortization of net loss                               395         239            98            64
                                                      ---------------------------------------------------------
         Net expense                                         $3,856      $3,309         $ 520        $1,533
                                                      =========================================================



          EMPLOYEE BENEFIT PLANS (continued)
                                                                                            Six Months Ended July 31,
                                                            ----------------------------------------------------------
                                                                                                                Other
                                                                                                       Postretirement
                                                                    Pension Benefits                         Benefits
                                                            ----------------------------------------------------------
         (in thousands)                                             2004        2003             2004            2003
         -------------------------------------------------------------------------------------------------------------
         Service cost                                             $5,398      $4,714           $  614          $1,646
         Interest cost                                             5,280       4,530              836           1,296
         Expected return on plan assets                           (4,158)     (3,198)               -               -
         Amortization of prior service
          cost                                                       402          94             (606)             (4)
         Amortization of net loss                                    790         478              196             128
                                                            ----------------------------------------------------------
         Net expense                                              $7,712      $6,618           $1,040          $3,066
                                                            ==========================================================


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

          Certain information relating to the Company's reportable segments is set forth below:

                                                    Three Months Ended                    Six Months Ended
                                                          July 31,                            July 31,
                                             -----------------------------------------------------------------------
         (in thousands)                           2004               2003               2004               2003
         -----------------------------------------------------------------------------------------------------------
         Net sales:
           U.S. Retail                         $236,770           $213,036            $450,432          $386,622
           International Retail                 180,948            168,987             365,679           334,511
           Direct Marketing                      40,274             43,943              77,173            81,226
           Specialty Retail                      18,605             16,529              40,273            35,975
                                             --------------    -------------       --------------    --------------
                                               $476,597           $442,495            $933,557          $838,334
                                             ==============    =============       ==============    ==============

         Earnings(losses)from
          operations*:
           U.S. Retail                          $53,203            $49,130             $97,879           $81,023
           International Retail                  43,127             43,510              94,776            91,105
           Direct Marketing                       6,960             10,074              12,466            16,894
           Specialty Retail                      (3,238)            (2,410)             (4,476)           (3,073)
                                             --------------    -------------       --------------    --------------
                                               $100,052           $100,304            $200,645          $185,949
                                             ==============    =============       ==============    ==============


          * Represents earnings from operations before unallocated corporate expenses and other expenses, net.

          The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:


                                                    Three Months Ended                      Six Months Ended
                                                         July 31,                               July 31,
                                             ------------------------------------------------------------------------
         (in thousands)                           2004               2003               2004               2003
         ------------------------------------------------------------------------------------------------------------
         Earnings from
          operations for
          reportable segments                  $100,052            $100,304           $200,645          $185,949

         Unallocated corporate
          expenses                              (36,195)            (31,851)           (68,452)          (58,527)

         Other expenses, net                     (4,798)             (3,450)            (8,122)           (5,763)
                                            ---------------     ---------------     --------------   ---------------
         Earnings before income
          taxes                                 $59,059             $65,003           $124,071           $121,659
                                            ===============     ===============     ==============   ===============


          Unallocated corporate expenses include costs related to the Company's administrative support functions such as information technology, finance, legal and human resources, as well as changes in the LIFO inventory valuation reserve, which the Company does not allocate to its reportable segments.

11.       SUBSEQUENT EVENT

          On August 19, 2004, the Company's Board of Directors declared a quarterly dividend of $0.06 per share. This dividend will be paid on October 11, 2004 to stockholders of record on September 20, 2004.

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

o Direct Marketing - Internet, catalog and business-to-business sales of TIFFANY & CO. products in the U.S.;

o Specialty Retail - primarily includes retail sales in LITTLE SWITZERLAND stores on Caribbean islands, as well as in Florida and Alaska. It also includes worldwide sales made under additional trademarks or trade names other than TIFFANY & CO.

All references to years relate to the fiscal year that ends on January 31 of the following calendar year.

In the discussion that follows, a store's sales are included in "comparable store sales" when the store has been open more than 12 months. If a store is opened in the first 15 days of a month it is considered open for a full month. If a store closes in the first 15 days of a month, it will not be considered comparable as of that month. The results of relocated stores remain in comparable store sales if the relocation occurs within the same geographical market. The results of a store in which the square footage has been expanded or reduced remain in the comparable store base.


Net sales increased 8% to $476,597,000 in the three months ended July 31, 2004 ("second quarter") and 11% to $933,557,000 in the six months ended July 31, 2004 ("first half"). The Company's reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S dollar. On a constant-exchange-rate basis, net sales rose 6% in the second quarter and 8% in the first half (see Non-GAAP Measures section below). The sales increases resulted primarily from growth in worldwide comparable store sales.


Net earnings in the second quarter declined 11% to $36,616,000, or $0.25 per diluted share, versus $41,147,000 or $0.28 per diluted share, in the prior year. Net earnings in the first half were $76,924,000, or $0.52 per diluted share, versus $77,010,000, or $0.52 per diluted share, in the prior year. In both periods, the increase in sales was insufficient to offset lower gross margins.

NON-GAAP MEASURES
-----------------

The Company reports all required information in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), but management believes that ongoing operating results are more difficult to understand if only GAAP financial measures are available to review. Internally, management monitors the sales performance of its international subsidiaries on a non-GAAP basis that excludes, from GAAP reported sales, the positive or negative effects that result from translating sales of its international subsidiaries into U.S. dollars (constant-exchange-rate basis). Management uses this constant-exchange-rate measure because it believes it is a more representative assessment of the sales performance of its international subsidiaries and provides for better comparability between reporting periods.

The Company's management does not itself, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The Company presents such non-GAAP financial measures in reporting its financial results to provide investors with an additional tool to evaluate and analyze the Company's operating results.

The  following  tables  reconcile  net sales  percentage  increases  (decreases)
measured   and   reported   in   accordance    with   GAAP   to   the   non-GAAP
constant-exchange-rate basis:


                               Three Months Ended                                 Six Months Ended
                                 July 31, 2004                                      July 31, 2004
                    -----------------------------------------        --------------------------------------------
                         GAAP                     Constant                GAAP                       Constant
                       Reported    Trans-         Exchange              Reported    Trans-           Exchange
                          Net      lation           Rate                  Net       lation             Rate
Net Sales:               Sales     Impact          Sales                 Sales      Impact            Sales
----------          ------------- ------------ --------------        ------------- -------------  --------------
Worldwide                   8%         2%              6%                   11%          3%                8%

International
 Retail                     7%         6%              1%                    9%          8%                1%

 Japan Retail              (3%)        6%             (9%)                  (1%)         8%               (9%)

 Asia-Pacific
  Region,
  excluding
  Japan                    28%         3%             25%                   33%          4%               29%

  Europe                   19%        10%              9%                   25%         13%               12%






                              Three Months Ended                                  Six Months Ended
                                 July 31, 2004                                      July 31, 2004
                    -----------------------------------------        --------------------------------------------
                         GAAP                     Constant                GAAP                        Constant
                       Reported    Trans-         Exchange              Reported     Trans-           Exchange
Comparable                Net      lation           Rate                   Net       lation             Rate
Sales:                   Sales     Impact          Sales                  Sales      Impact            Sales
----------          ------------- ------------ --------------        ------------- -------------  --------------
Worldwide                    7%         2%             5%                   10%           3%                7%

International
 Retail                      2%         6%            (4%)                   5%           8%               (3%)

 Japan Retail               (4%)        6%           (10%)                  (2%)          8%              (10%)

 Asia-Pacific
  Region,
  excluding
  Japan                     19%         3%            16%                   26%           5%               21%

 Europe                      9%         9%             -                    15%          12%                3%



RESULTS OF OPERATIONS
---------------------

Certain operating data as a percentage of net sales were as follows:

                                      Three Months                Six Months
                                     Ended July 31,              Ended July 31,
                                   ------------------         ------------------
                                     2004       2003            2004       2003
                                   ------------------         ------------------
Net sales                           100.0%     100.0%          100.0%     100.0%
Cost of sales                        44.3       42.4            43.8       42.2
                                   ------------------         ------------------
Gross profit                         55.7       57.6            56.2       57.8
Selling, general
  and administrative expenses        42.3       42.2            42.1       42.6
                                   ------------------         ------------------
Earnings from operations             13.4       15.4            14.1       15.2
Other expenses, net                   1.0        0.7             0.8        0.7
                                   ------------------         ------------------
Earnings before income taxes         12.4       14.7            13.3       14.5
Provision for income taxes            4.7        5.4             5.1        5.3
                                   ------------------         ------------------
Net earnings                          7.7%       9.3%            8.2%       9.2%
                                   ==================         ==================


Net Sales
---------

Net sales by channel of distribution were as follows:

                               Three Months                 Six Months
                              Ended July 31,             Ended July 31,
                        ---------------------      ---------------------
(in thousands)             2004         2003           2004         2003
--------------          ---------------------      ---------------------
U.S. Retail             $236,770    $213,036       $450,432     $386,622
International Retail     180,948     168,987        365,679      334,511
Direct Marketing          40,274      43,943         77,173       81,226
Specialty Retail          18,605      16,529         40,273       35,975
                        ---------------------      ---------------------
                        $476,597    $442,495       $933,557     $838,334
                        ---------------------      ----------------------

U.S. Retail sales rose 11% in the second quarter and 17% in the first half, largely due to 10% and 14% comparable store sales growth. Sales in the New York flagship store rose 16% and 22% in those periods while comparable branch store sales rose 9% and 13%. Comparable store sales growth resulted from increases in the average sales amount per transaction, offset by a modest decline in the number of transactions. Management attributes the increase to sales of higher priced merchandise.

International Retail sales rose 7% in the second quarter and 9% in the first half. On a constant-exchange-rate basis, International Retail sales increased 1% for both periods, while comparable store sales decreased 4% in the second quarter and 3% in the first half.

In Japan, sales were negatively affected by a decline of 13% in silver jewelry in both the second quarter and first half (a product category that represented 26% of total Japan sales in 2003). On a constant-exchange-rate basis, net sales decreased 9% in both periods and comparable store sales declined 10% in both periods. Management believes that Japan sales have been affected by generally weak consumer spending on jewelry and increased "luxury-goods" competition, as well as by management's decision to increase price points in the silver jewelry category by removing some lower-priced items from the selection. The Company continues to focus on product assortment repositioning and new product introductions and believes that incremental publicity and targeted marketing initiatives, as well as the opening of two free-standing stores in the second half, will enhance overall customer awareness and lead to gradually improving sales and profitability.

In the Asia-Pacific region outside of Japan, comparable store sales on a constant-exchange-rate basis increased 16% in the second quarter and 21% in the first half due to growth in most markets.

In Europe, comparable store sales on a constant-exchange-rate basis remained flat in the second quarter and rose 3% in the first half due to growth in all markets except London.

Direct Marketing sales declined 8% in the second quarter and 5% in the first half. Combined e-commerce/catalog sales rose 2% in the second quarter and 7% in the first half entirely due to increases in the average order size. The number of catalog orders decreased in the second quarter and first half, while the number of e-commerce orders was approximately equal to the prior year. Management attributes e-commerce sales growth to increased web site traffic, as well as to shifts by consumers from catalog to e-commerce. In the Business Sales division, management made a strategic decision to discontinue service award program sales in November 2002. As a result of that decision, sales in the Business Sales division declined 26% in the second quarter and 25% in the first half. The Business Sales division continues to offer a range of business gifts, event-related trophies and other awards and those sales increased 4% in the second quarter and 7% in the first half.

Specialty Retail sales increased 13% in the second quarter and 12% in the first half primarily due to sales growth in LITTLE SWITZERLAND stores.

Management   expects   that   worldwide   retail   gross   square   footage   of
Company-operated TIFFANY & CO. stores will increase by approximately 7% in 2004. Actual/expected 2004 store openings (closings) are as follows:


                                 Actual Openings
Location                         (Closings) 2004         Expected Openings 2004
--------                         ---------------         ----------------------

Palm Beach Gardens, Florida       Second Quarter
Edina, Minnesota                  Second Quarter
Kansas City, Missouri                                      Third Quarter
Westport, Connecticut                                      Fourth Quarter
Wakayama, Japan                    First Quarter
Nagano, Japan                     (First Quarter)
Marunouchi, Tokyo, Japan                                   Third Quarter
Nishi-Umeda, Osaka, Japan                                  Fourth Quarter
London, England                    First Quarter
Taipei, Taiwan                     Second Quarter


Gross Profit
------------
Gross profit as a percentage of net sales ("gross margin") declined in the second quarter and first half by 1.9 and 1.6 percentage points. Almost half of the declines resulted from LIFO and inventory-obsolescence charges totaling $6,900,000 ($5,500,000 due to LIFO) in the second quarter and $12,000,000
($9,000,000 due to LIFO) in the first half (versus $2,950,000 and $5,500,000 a year ago both primarily attributable to LIFO). Additional factors negatively affecting gross margin included changes in sales mix, opening an additional distribution center in third quarter of 2003, expansion of internal manufacturing and expansion of rough diamond sourcing; none of the foregoing additional factors were individually significant.

The Company's hedging program uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations. The Company adjusts its retail prices in Japan from time to time to address longer-term changes in the yen/dollar relationship and local competitive pricing.

Management's long-term strategy and objectives include achieving further product manufacturing/sourcing efficiencies (including increased internal manufacturing and direct rough-diamond sourcing), controlling costs and implementing selective price adjustments in order to maintain the Company's gross margin at, or above, prior year levels. As a result, management expects a slight increase in gross margin in the second half of the year due to anticipated continuing strong sales growth in the U.S., improving sales results in Japan and a diminshed effect from adverse factors affecting gross margin.


Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------
SG&A expenses rose 8% in the second quarter and 10% in the first half. The majority of the increases were due to staffing (representing approximately 33% of the increase in the second quarter and 41% in the first half) and depreciation and occupancy expenses (representing approximately 24% of the increase in the second quarter and 19% in the first half) related to the Company's expansion. As a percentage of net sales, SG&A increased to 42.3% in the second quarter and declined to 42.1% in the first half, versus 42.2% and 42.6% in the prior-year periods. Management's longer-term objective is to reduce the ratio of SG&A expenses to net sales by controlling expenses so that anticipated sales growth will result in improved earnings. Management expects the full year ratio to improve modestly from the prior year.


Earnings from Operations
------------------------

                                                              Three months ended July 31,
                                                     -------------------------------------------
(in thousands)                                                 2004                  2003
------------------------------------------------------------------------------------------------
Earnings (losses) from operations:

  U.S. Retail                                            $   53,203          $     49,130

  International Retail                                       43,127                43,510

  Direct Marketing                                            6,960                10,074

  Specialty Retail                                           (3,238)               (2,410)
                                                     -------------------------------------------
Earnings from operations for reportable
 segments                                                   100,052               100,304
  Unallocated corporate expenses                            (36,195)              (31,851)
                                                     -------------------------------------------
Earnings from operations                                 $   63,857          $     68,453
                                                     ===========================================


                                                               Six months ended July 31,
                                                     -------------------------------------------
(in thousands)                                                 2004                 2003
------------------------------------------------------------------------------------------------
Earnings (losses) from operations:

  U.S. Retail                                           $    97,879          $    81,023

  International Retail                                       94,776               91,105

  Direct Marketing                                           12,466               16,894

  Specialty Retail                                           (4,476)              (3,073)
                                                      ------------------------------------------
Earnings from operations for reportable
 segments                                                   200,645              185,949
  Unallocated corporate expenses                            (68,452)             (58,527)
                                                      ------------------------------------------
Earnings from operations                                $   132,193          $   127,422
                                                      ==========================================



Earnings from operations declined 7% in the second quarter. On a reportable segment basis, the ratios of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the second quarter of 2004 and 2003 were as follows:

o    U.S. Retail was 22% and 23% (impacted by a lower gross margin);
o International Retail was 24% and 26% (impacted by a lower gross margin and increased SG&A expenses);
o Direct Marketing was 17% and 23% (decrease primarily due to incremental expenses associated with the Customer Fulfillment Center ("CFC") which opened in September 2003 and primarily supports the Company's Direct Marketing segment); and
o Specialty Retail was (17)% and (15)% (primarily due to expenses associated with the development of new retail concepts under additional trademarks or trade names other than TIFFANY & CO., partly offset by decreases in Little Switzerland losses).

Earnings from operations rose 4% in the first half. On a reportable segment basis, the ratios of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the second quarter of 2004 and 2003 were as follows:

o U.S. Retail was 22% and 21% (increase primarily due to the leveraging of fixed expenses);
o    International Retail was 26% and 27%;

o Direct Marketing was 16% and 21% (decrease primarily due to incremental expenses associated with the CFC which opened in September 2003 and supports the Company's Direct Marketing segment); and
o Specialty Retail was (11)% and (9)% (primarily due to expenses associated with the development of new retail concepts under additional trademarks or trade names other than TIFFANY & CO., partly offset by decreases in Little Switzerland losses).

Unallocated corporate expenses include costs related to the Company's administrative support functions such as information technology, finance, legal and human resources as well as changes in the LIFO inventory valuation reserve, which the Company does not allocate to the operating segments. The increases of 14% and 17% in unallocated corporate expenses in the second quarter and first half were primarily due to an increase in the LIFO inventory valuation reserve (representing approximately one-half of the increase, primarily due to increases in the price of precious metals and diamonds), information technology infrastructure costs (approximately one-third of the increase) and increases in other administrative support costs.


Other Expenses, Net
-------------------
Other expenses, net in the second quarter and first half were higher than the prior year primarily due to an increase in interest expense ($1,497,000 and $3,274,000). Interest expense rose as a consequence of the Company's yen-denominated long-term debt issuance in 2003, as well as from increased borrowing for on-going operating needs under the Credit Facility (see "Borrowings" below). The increases in interest expense were partially offset by higher interest income in the second quarter and first half ($322,000 and $579,000).


Provision for Income Taxes
--------------------------
The effective income tax rate was 38.0% in the second quarter and first half, compared with 36.7% in the prior-year periods. The changes in the tax rate from the prior year were primarily due to a favorable reserve adjustment recorded in the prior year relating to the elimination of certain tax exposures. The effective income tax rate for both years also includes a tax benefit from the Extraterritorial Income Exclusion Act ("ETI") of 2000. The ETI provides for the exclusion from United States taxable income of certain "extraterritorial" income earned from the sale or license of qualified property.

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


Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs, which have increased due to the Company's expansion. The Company had a net cash outflow from operating activities of $101,959,000 in the six months ended July 31, 2004 primarily due to higher inventory purchases compared with an inflow of $52,136,000 in the prior-year period.


Working Capital
---------------
Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $950,729,000 and 3.1:1 at July 31, 2004, compared with $952,923,000 and 3.4:1 at January 31, 2004 and $691,356,000 and 2.6:1 at July 31, 2003.

Accounts receivable, less allowances at July 31, 2004 were 13% lower than January 31, 2004 (which is typically a seasonal high point) and were 9% higher than July 31, 2003 due to sales growth.

Inventories, net at July 31, 2004 were 19% above January 31, 2004 and 27% above July 31, 2003. Changes in foreign currency exchange rates decreased inventory by 2% compared to January 31, 2004 and increased inventory by 3% compared to July 31, 2003. Finished goods inventories ($727,733,000 at July 31, 2004) increased 10% and 15% versus January 31, 2004 and July 31, 2003 largely due to new and anticipated store openings and expanded product offerings. Raw material and work-in-process inventories ($311,489,000 at July 31, 2004) increased 44% and 69% versus January 31, 2004 and July 31, 2003 to support the expansion of internal jewelry manufacturing activities and direct rough-diamond sourcing operations. Management expects that inventory levels will increase in 2004 to support anticipated comparable store sales growth, new stores, product introductions, strategic merchandising investments and the Company's ongoing expansion of its rough-diamond sourcing operations, although management expects the rate of growth to decelerate from current levels. The Company continually strives to better manage its inventory investment by developing more effective systems and processes for product development, assortment planning, sales forecasting, supply-chain logistics, and store replenishment.


Capital Expenditures
--------------------
Capital expenditures were $70,510,000 in the six months ended July 31, 2004, compared with $210,513,000 in the prior-year period which included the purchase of the Company's Tokyo flagship store (for approximately

$140,000,000 at the prevailing exchange rate at that time). Based on current plans, management estimates that capital expenditures will be approximately $180,000,000 in 2004 due to costs related to the opening and renovation of stores and ongoing investments in new systems. In order to meet substantially increased customer demand for diamond and other gemstone jewelry, the Company intends to increase its internal jewelry manufacturing operations in 2005 by complementing its existing manufacturing facility in Pelham, New York with an additional facility. Management continues to expect that total capital expenditures in future years will approximate 7-8% of net sales.

In 2000, the Company began a multi-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. The increase in the sales area was completed in 2001 when the renovated second floor opened to provide an expanded presentation of engagement and other jewelry. The renovated sixth floor that now houses the customer service department opened in 2002. The renovated fourth floor that offers tableware merchandise opened in 2003. In conjunction with the New York store project, the Company relocated its after-sales service functions and several of its administrative functions. The Company has spent approximately $78,000,000 to date for the New York store and related projects. Based on current plans, the Company estimates that the overall cost of these projects will be $110,000,000 when completed in 2007.


Share Repurchases
-----------------
In November 2003, the Board of Directors extended and increased the Company's stock repurchase program ("Program"). The Program, which was due to expire in November 2003, was extended until November 30, 2006; the remaining authorization was increased by $100,000,000, allowing the Company to repurchase up to $116,500,000 of the Company's outstanding Common Stock in addition to those which had already been purchased as of November 2003. The timing of purchases and the actual number of shares to be repurchased under the Program depends on a variety of discretionary factors such as price and other market conditions. In the three months ended July 31, 2004, the Company repurchased and retired 625,000 shares of Common Stock at a cost of $21,316,000, or an average cost of $34.11 per share. In the six months ended July 31, 2004, the Company repurchased and retired 735,000 shares of Common Stock at a cost of $25,445,000, or an average cost of $34.62 per share. At July 31, 2004, there remained $91,055,000 of authorization for future repurchases.


Borrowings
----------
The Company's sources of working capital are internally-generated cash flows, borrowings available under a multicurrency revolving credit facility ("Credit Facility") and Little Switzerland's revolving credit facility guaranteed by the Company ("LS Facility").

In June 2003, the Company's purchase of the land and building housing the Tokyo flagship store was financed with a short-term yen 11,000,000,000 bridge loan ("Bridge Loan") with a bank. The loan had an interest rate of 0.58% and matured on September 30, 2003. The loan was paid in full upon maturity. In September 2003, the Company issued yen 15,000,000,000 of senior unsecured First Series Yen denominated Bonds ("Bonds") due 2010 with principal due upon maturity and a fixed coupon rate of 2.02% payable in semi-annual installments. The Bonds were sold in a private transaction to qualified institutional investors in Japan. The proceeds from the issuance were primarily used by the Company to repay the Bridge Loan.

The Company intends to enter into a new short-term borrowing arrangement for yen 5,000,000,000, to be due in January 2005, concurrent with the scheduled repayment of the yen 5,500,000,000 five-year loan due in October 2004. Based on the Company's financial position at July 31, 2004, management anticipates that internally-generated cash flows, the funds available under the Credit Facility and the proposed yen 5,000,000,000 short-term borrowing will be sufficient to support the Company's planned worldwide business expansion and seasonal working capital increases that are typically required during the third and fourth quarters of the year.

The Company's contractual cash obligations and commercial commitments at July 31, 2004 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2004.


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


Risk Factors
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes, including changes in consumer preferences for certain jewelry styles. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management:
(i) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (ii) that consumer spending does not decline substantially during the fourth quarter of any year; (iii) that unsettled regional and/or global conflicts or crises do not result in military, terrorist or other conditions creating disruptions or disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Company operates retail stores nor to the Company's continuing ability to operate in those regions; (iv) that sales in Japan will not decline substantially; (v) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (vi) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores which have TIFFANY & CO. retail locations; (vii) that Mitsukoshi will continue as a leading department store operator in Japan; (viii) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (ix) that the wholesale market for high-quality rough and cut diamonds will provide continuity of supply and pricing; (x) that the investment in Aber achieves its financial and strategic objectives; (xi) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations; (xii) that distribution and manufacturing productivity and capacity can be further improved to support the Company's expanding requirements; (xiii) that new and existing stores and other sales locations can be leased, re-leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (xiv) that the Company can successfully improve the results of Little Switzerland and achieve satisfactory results from any future ventures into which it enters that are operated under non-TIFFANY & CO. trademarks or trade names; and (xv) that the Company's expansion plans for retail and direct selling operations and merchandise development, production and management can continue to be executed without meaningfully diminishing the distinctive appeal of the TIFFANY & CO. brand.

Part I.  Financial Information
Item 4.  Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation and as of July 31, 2004, the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in Internal Controls

     Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. Other Information
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds



This table provides information with respect to purchases by the Company of shares of its Common Stock during the second fiscal quarter of 2004:


----------------------------------------------------------------------------------------------------------
                                                                     Total Number             Approximate
                                                                        of Shares            Dollar Value
                                                                     Purchased as          of Shares that
                                         Total        Average           Part of a              May Yet be
                                     Number of          Price            Publicly               Purchased
                                        Shares       Paid Per           Announced               Under the
Period                               Purchased          Share             Program*                Program*
---------------------------------------------------------------------------------------------------------
May 1, 2004
through
May 31, 2004                           500,000         $33.40           3,863,800             $95,671,000
---------------------------------------------------------------------------------------------------------
June 1, 2004
through
June 30, 2004                          125,000         $36.95           3,988,800             $91,055,000
---------------------------------------------------------------------------------------------------------
July 1, 2004
through
July 31, 2004                                -              -           3,988,800             $91,055,000
---------------------------------------------------------------------------------------------------------
Total                                  625,000         $34.11           3,988,800             $91,055,000
---------------------------------------------------------------------------------------------------------

* In November 2003, the Board of Directors expanded the Company's stock repurchase program, which was first announced on September 21, 2000 and scheduled to expire in November 2003; the Board extended the program until November 30, 2006 and increased the remaining authorization by $100,000,000, allowing the Company to repurchase up to $116,500,000 of the Company's outstanding Common Stock in addition to those which already had been purchased. Under a prior program, which expired in 2000, the Company had purchased 4,484,400 shares.

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     At Registrant's Annual Meeting of Stockholders held on May 20, 2004 each of the nominees listed below was elected a director of Registrant to hold office until the next annual meeting of the stockholders and until his or her respective successor has been elected and qualified. Tabulated with the name of each of the nominees elected is the number of Common shares cast for each nominee and the number of Common shares withholding authority to vote for each nominee. There were no broker non-votes or abstentions with respect to the election of directors.

         Nominee                 Voted For      Withholding Authority

         Michael J. Kowalski     128,279,382        2,765,964
         Rose Marie Bravo        129,987,256        1,058,090
         William R. Chaney       128,233,162        2,812,184
         Samuel L. Hayes III     127,765,250        3,280,096
         Abby F. Kohnstamm       104,091,524       26,953,822
         Charles K. Marquis      127,355,781        3,689,565
         J. Thomas Presby        128,894,948        2,150,398
         James E. Quinn          128,684,307        2,361,039
         William A. Shutzer      124,551,787        6,493,559


     At such meeting, the stockholders approved the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company's fiscal 2004 financial statements. With respect to such appointment, 127,967,840 shares were voted to approve, 2,369,278 were voted against, and 708,228 shares abstained from voting. There were no broker non-votes with respect to the approval of the appointment of PricewaterhouseCoopers LLP.

ITEM 6         Exhibits and Reports on Form 8-K

     (a)       Exhibits:

               31.1      Certification  by  Michael  J.  Kowalski   pursuant  to
                         Section 302 of Sarbanes-Oxley Act of 2002.

               31.2 Certification by James N. Fernandez pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

               32        Certification  by  Michael  J.  Kowalski  and  James N.
                         Fernandez pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


     (b)       Reports on Form 8-K:


               On May 13, 2004, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing its unaudited earnings and results of operations for the first quarter ended April 30, 2004.

               On May 18, 2004, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing the appointment of Robert L. Cepek as president of a new retail jewelry venture that will operate under the trade name IRIDESSE.

               On May 20, 2004, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing an increase in its quarterly dividend by 20%.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TIFFANY & CO.
                                        (Registrant)


Date: September 2, 2004                 By:  /s/ James N. Fernandez
                                             ----------------------------
                                             James N. Fernandez
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)

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