Form 10-Q
period 2004-10-31
TIFFANY & CO
filed 2004-12-02
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 for the quarter ended October 31, 2004.  OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 145,499,996 shares outstanding at the close of business on November 30, 2004.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2004




PART I - FINANCIAL INFORMATION                                                          PAGE
                                                                                        ----
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - October 31, 2004,
                       January 31, 2004 and October 31, 2003 (Unaudited)                   3

                  Condensed Consolidated Statements of Earnings - for the three and nine months ended October 31, 2004 and
                       2003 (Unaudited)                                                    4

                  Condensed Consolidated Statements of Cash Flows - for the
                      nine months ended October 31, 2004 and 2003 (Unaudited)              5

                  Notes to Condensed Consolidated Financial Statements
                       (Unaudited)                                                      6-12


Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                   13-23


Item 4.           Controls and Procedures                                                 24


PART II - OTHER INFORMATION


Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                  (e) Issuer Purchases of Equity Securities                               25


Item 6.           Exhibits and Reports on Form 8-K                                        26

                  (a)  Exhibits

                  (b) Reports on Form 8-K



PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                             October 31,      January 31,         October 31,
                                                                                2004             2004                2003
                                                                          --------------    --------------     --------------
ASSETS
Current assets:
Cash and cash equivalents                                                 $     129,776     $      276,115        $   152,724
Accounts receivable, less allowances
   of $6,264 $6,992 and $6,485                                                  124,080            131,990            115,411
Inventories, net                                                              1,130,767            871,251            897,482
Deferred income taxes                                                            51,181             45,043             44,503
Prepaid expenses and other current assets                                        43,613             23,683             43,840
                                                                          --------------    --------------     --------------

Total current assets                                                          1,479,417          1,348,082          1,253,960

Property, plant and equipment, net                                              917,837            885,092            877,205
Deferred income taxes                                                                 -                  -              1,967
Other assets, net                                                               188,860            157,914            158,854
                                                                          --------------    --------------     --------------
                                                                          $   2,586,114     $    2,391,088      $   2,291,986
                                                                          ==============    ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                     $     267,389     $       41,948      $     128,202
Current portion of long-term debt                                                     -             51,920             50,573
Accounts payable and accrued liabilities                                        193,458            209,842            199,756
Income taxes payable                                                             12,425             45,922                952
Merchandise and other customer credits                                           50,230             45,527             44,867
                                                                          --------------    --------------     --------------

Total current liabilities                                                       523,502            395,159            424,350

Long-term debt                                                                  393,194            392,991            386,677
Postretirement/employment benefit obligations                                    39,639             36,746             36,803
Deferred income taxes                                                            26,256             22,397                  -
Other long-term liabilities                                                      93,628             75,595             97,508

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value; authorized 240,000 shares,
   issued and outstanding 145,756, 146,735 and 146,285                            1,457              1,467              1,463
Additional paid-in capital                                                      404,613            395,182            384,315
Retained earnings                                                             1,086,641          1,058,203            955,060
Accumulated other comprehensive gain (loss), net of tax:
  Foreign currency translation adjustments                                       19,307             15,856             11,148
  Deferred hedging losses                                                        (1,952)            (2,508)            (2,691)
  Unrealized losses on marketable securities                                       (171)                 -                  -
  Minimum pension liability adjustment                                                -                  -             (2,647)
                                                                          --------------    --------------      --------------
Total stockholders' equity                                                    1,509,895          1,468,200          1,346,648
                                                                          --------------    --------------      --------------
                                                                          $   2,586,114     $    2,391,088      $   2,291,986
                                                                          ==============    ==============      ==============

See notes to condensed consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                      Three Months Ended               Nine Months Ended
                                                                          October 31,                      October 31,
                                                              -------------------------------------------------------------------
                                                                    2004               2003            2004               2003
                                                              -------------     -------------  ---------------    ---------------

Net sales                                                     $    461,152      $    430,123   $    1,394,709     $    1,268,457

Cost of sales                                                      214,842           192,402          623,449            546,120
                                                              -------------     -------------  ---------------    ---------------

Gross profit                                                       246,310           237,721          771,260            722,337

Selling, general and administrative expenses                       207,362           188,506          600,119            545,700
                                                              -------------     -------------  ---------------    ---------------

Earnings from operations                                            38,948            49,215          171,141            176,637

Other expenses, net                                                  5,276             4,933           13,398             10,696
                                                              -------------     -------------  ---------------    ---------------

Earnings before income taxes                                        33,672            44,282          157,743            165,941

Provision for income taxes                                          12,863            16,251           60,010             60,900
                                                              -------------     -------------  ---------------    ---------------

Net earnings                                                  $     20,809      $     28,031   $       97,733     $      105,041
                                                              =============     =============  ===============    ===============

Net earnings per share:

    Basic                                                     $       0.14      $       0.19   $         0.67     $         0.72
                                                              =============     =============  ===============    ===============
    Diluted                                                   $       0.14      $       0.19   $         0.66     $         0.71
                                                              =============     =============  ===============    ===============

Weighted average number of common shares:

    Basic                                                          145,943           146,047          146,376            145,412
    Diluted                                                        147,750           149,079          148,608            148,024


See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                            Nine Months Ended
                                                                                October 31,
                                                                  ---------------------------------------
                                                                         2004                    2003
                                                                         ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                    $      97,733           $   105,041
  Adjustments to reconcile net earnings to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                                        79,709                65,181
    (Gain) loss on equity investments                                      (759)                1,565
    Provision for uncollectible accounts                                  1,603                   821
    Provision for inventories                                             4,747                 4,299
    Deferred income taxes                                                (3,988)                4,937
    Provision for postretirement/employment benefits                      2,893                 3,686
    Deferred hedging losses transferred to earnings                       2,085                 2,247
  Changes in assets and liabilities:
    Accounts receivable                                                  13,893                   925
    Inventories                                                        (260,943)             (143,557)
    Prepaid expenses and other current assets                           (21,168)              (20,497)
    Other assets, net                                                    (5,441)                6,906
    Accounts payable                                                     (1,688)               20,322
    Accrued liabilities                                                 (15,009)                9,709
    Income taxes payable                                                (30,088)              (26,952)
    Merchandise and other customer credits                                4,643                 2,049
    Other long-term liabilities                                          13,732                13,048
                                                                  ----------------      ----------------

  Net cash (used in) provided by operating activities                  (118,046)               49,730
                                                                  ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (111,012)             (247,752)
  Purchases of marketable securities                                    (24,778)                    -
  Proceeds from lease incentives                                          3,329                 3,214
  Purchases of other investments                                         (2,382)                 (400)
  Proceeds from sale of other investments                                   364                     -
                                                                  ----------------      ----------------

  Net cash used in investing activities                                (134,479)             (244,938)
                                                                  ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                -               135,105
  Proceeds from short-term borrowings, net                              224,263                73,048
  Repayment of long-term borrowings, net                                (51,530)               (4,000)
  Repurchase of Common Stock                                            (46,576)               (4,610)
  Proceeds from exercise of stock options                                 5,943                16,831
  Cash dividends on Common Stock                                        (24,887)              (20,366)
                                                                  ----------------      ----------------

  Net cash provided by financing activities                             107,213               196,008
                                                                  ----------------      ----------------

  Effect of exchange rate changes on
  cash and cash equivalents                                              (1,027)               (4,273)
                                                                  ----------------      ----------------
  Net decrease in cash and cash equivalents                            (146,339)               (3,473)

  Cash and cash equivalents at beginning of year                        276,115               156,197
                                                                  ----------------      ----------------
  Cash and cash equivalents at end of nine months                 $     129,776           $   152,724
                                                                  ================      ================



See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries ("Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO (last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of October 31, 2004 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2004 is derived from the audited financial statements, which are included in the Company's report on Form 10-K, which should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          Certain reclassifications were made to the prior year's financial statement amounts and related note disclosures to conform with the current year's presentation.

          The Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year and, therefore, the results of its operations for the three and nine months ended October 31, 2004 and 2003 are not necessarily indicative of the results of the entire fiscal year.

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

          Had compensation expense been determined and recorded based upon the fair-value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", net earnings and earnings per share would have been reduced to pro forma amounts as follows:

                                                            Three Months Ended             Nine Months Ended
                                                                October 31,                    October 31,
                                                       ------------------------------------------------------------
         (in thousands, except per
         share amounts)                                    2004             2003           2004            2003
         ----------------------------------------------------------------------------------------------------------
         Net earnings as reported                        $20,809          $28,031       $ 97,733        $105,041

         Stock-based employee
          compensation expense
          determined under fair-
          value-based method for all
          awards, net of tax                              (3,451)          (3,292)       (10,474)         (9,911)
                                                     ---------------- --------------- -------------- ---------------
         Pro forma net earnings                          $17,358          $24,739       $ 87,259         $95,130
                                                     ================ =============== ============== ===============
         Earnings per basic share:
          As reported                                    $  0.14          $  0.19       $   0.67          $ 0.72
                                                     ================ =============== ============== ===============
          Pro forma                                      $  0.12          $  0.17       $   0.60          $ 0.65
                                                     ================ =============== ============== ===============
         Earnings per diluted share:
          As reported                                    $  0.14          $  0.19        $  0.66          $ 0.71
                                                     ================ =============== ============== ===============
          Pro forma                                      $  0.12          $  0.17        $  0.59          $ 0.64
                                                     ================ =============== ============== ===============

3.        NEW ACCOUNTING PRONOUNCEMENTS

          In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP No. 106-2, which replaced the same titled FSP No. 106-1, provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") that was signed into law in December 2003. The Act provides subsidies to plan sponsors who provide prescription benefits that are at least actuarially equivalent to prescription benefits under regulations issued by the Centers for Medicare & Medicaid Services. Under FSP No. 106-1, the Company elected to defer the accounting for the effects of the Act. FSP No. 106-2 is effective for interim periods beginning after June 15, 2004. The Company adopted FSP No. 106-2 in the third quarter of 2004 and its impact was not significant on the Company's financial position, earnings or cash flows.

          NEW ACCOUNTING PRONOUNCEMENTS (continued)

          In   December   2003,   the  FASB  issued   Interpretation   No.  46R,
          "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R replaced the same titled FIN 46 that was issued in January 2003. FIN 46R requires that variable interest entities be consolidated by the primary beneficiary (if any) if the entity's equity investors at risk do not have the characteristics of a controlling financial interest or the equity investors do not have significant equity at risk for the entity to finance its activities without additional financial support. The provisions of FIN 46 were effective immediately for all entities created after January 31, 2003 and FIN 46R was effective for those entities in the first quarter of 2004. For those entities created prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46R by the end of the first quarter of 2004. The adoption of FIN 46R did not have an impact on the Company's financial position, earnings or cash flows.

4.        INVENTORIES

                                                   October 31,           January 31,          October 31,
         (in thousands)                                  2004                  2004                 2003
         ----------------------------------------------------------------------------------------------------
         Finished goods                           $   824,736              $659,558             $706,653
         Raw materials                                241,046               165,768              141,520
         Work-in-process                               70,160                50,517               53,911
                                                ----------------       ----------------      ----------------
                                                    1,135,942               875,843              902,084
         Reserves                                      (5,175)               (4,592)              (4,602)
                                                ----------------       ----------------      ----------------
         Inventories, net                         $ 1,130,767              $871,251             $897,482
                                                ================       ================      ================



          LIFO-based inventories at October 31, 2004, January 31, 2004 and October 31, 2003 represented 68%, 69% and 71% of inventories, net, with the current cost exceeding the LIFO inventory value by $48,296,000, $30,587,000 and $27,735,000 at the end of each period.
          The LIFO valuation method had the effect of decreasing earnings per diluted share by $0.04 and $0.01 for the three months ended October 31, 2004 and 2003 and by $0.07 and $0.03 for the nine months ended October 31, 2004 and 2003.

5.        MARKETABLE SECURITIES

          The Company's marketable securities are classified as available-for-sale and are recorded at fair value in other assets, net, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are recorded in other expenses, net. The marketable securities are held for an indefinite period of time, but might be sold in the future as changes in market conditions or economic factors occur. The fair-value of the marketable securities is determined based on prevailing market prices. The Company did not have investments in marketable securities at January 31, 2004 or October 31, 2003. The following is a summary of the cost and fair values of the Company's marketable securities at October 31, 2004:

                                                            Unrealized
          (in thousands)          Cost        Fair Value        Losses
          ----------------------------------------------------------------------
          Mutual Fund           $24,778         $24,607          $171
                            ====================================================

6.        DEBT

          In October 2004, the Company entered into a yen 5,000,000,000 short-term loan agreement, due in January 2005, bearing interest at a rate of 0.59%. The proceeds of this loan were used to repay a portion of the Company's yen 5,500,000,000 loan which came due in October 2004.

          In September 2004, the Company exercised its option to increase by $50,000,000 its multicurrency revolving credit facility ("Credit Facility") to $250,000,000. The Credit Facility, originally entered into in November 2001 and expiring in November 2006, is with six participating banks and contains covenants that require maintenance of certain debt/equity interest-coverage ratios and other requirements customary to loan facilities of this nature. At October 31, 2004, January 31, 2004 and October 31, 2003, the amounts outstanding under the Credit Facility were $210,528,000, $32,861,000 and $118,085,000.

7.        INCOME TAXES

          The effective income tax rate for the three and nine months ended October 31, 2004 was 38.2% and 38.0%. The effective income tax rate for the three and nine months ended October 31, 2003 was 36.7%. The increase from the prior year's tax rate was primarily due to a favorable reserve adjustment recorded in the prior year relating to the elimination of certain tax exposures. The effective income tax rate for both years also includes a tax benefit from the
          Extraterritorial Income Exclusion Act ("ETI") of 2000. The ETI provides for the exclusion from United States taxable income of certain "extraterritorial" income earned from the sale or license of qualified property.

8.        EARNINGS PER SHARE

          Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the dilutive effect of the assumed exercise of stock options.

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                 Three Months Ended                Nine Months Ended
                                                     October 31,                      October 31,
                                         ---------------------------------------------------------------
          (in thousands)                       2004              2003             2004            2003
          ----------------------------------------------------------------------------------------------

          Net earnings for basic
           and diluted EPS                  $20,809            $28,031         $97,733        $105,041
                                         =============      =============   =============  =============

          Weighted average shares
           for basic EPS                    145,943            146,047         146,376         145,412

          Incremental shares based
           upon the assumed
           exercise of stock
           options                            1,807              3,032           2,232           2,612
                                         -------------      -------------   -------------   -------------

          Weighted average shares
           for diluted EPS                  147,750            149,079         148,608         148,024
                                         =============      =============   =============   =============


          For the three months ended October 31, 2004 and 2003, there were 6,616,000 and 1,421,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2004 and 2003, there were 3,674,000 and 4,665,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect.

9.        COMPREHENSIVE EARNINGS

          The components of comprehensive earnings were:

                                                          Three Months Ended              Nine Months Ended
                                                             October 31,                      October 31,
                                               -------------------------------------------------------------------
          (in thousands)                              2004              2003            2004               2003
          --------------------------------------------------------------------------------------------------------
          Net earnings                             $20,809           $28,031         $97,733           $105,041

          Other comprehensive gain
            (loss), net of tax:

          Deferred hedging (losses)
           gains                                    (1,216)           (1,080)            556               (407)

          Foreign currency
           translation adjustments                  14,762            25,116           3,451             25,709

          Unrealized gains/(losses)
           on marketable securities                    568                 -            (171)                 -
                                               -------------    -------------     -------------      -------------
          Comprehensive earnings                   $34,923           $52,067        $101,569           $130,343
                                               =============    =============     =============      =============

10.       EMPLOYEE BENEFIT PLANS

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

          Net periodic pension and other postretirement benefit expense included the following components:

                                                                          Three Months Ended October 31,
                                                ---------------------------------------------------------
                                                                                                   Other
                                                                                          Postretirement
                                                        Pension Benefits                        Benefits
                                                ---------------------------------------------------------
          (in thousands)                            2004           2003             2004          2003
          -----------------------------------------------------------------------------------------------
          Service cost                            $2,699        $ 2,357            $ 307        $  823
          Interest cost                            2,640          2,265              400           648
          Expected return on plan assets          (2,079)        (1,599)               -             -
          Amortization of prior service
           cost                                      201             47             (303)           (2)
          Amortization of net loss                   395            239               82            64
                                                ---------------------------------------------------------
          Net expense                             $3,856        $ 3,309            $ 486        $1,533
                                                =========================================================




          EMPLOYEE BENEFIT PLANS (continued)
                                                                                     Nine Months Ended October 31,
                                                            -------------------------------------------------------
                                                                                                             Other
                                                                                                    Postretirement
                                                                    Pension Benefits                      Benefits
                                                            -------------------------------------------------------
          (in thousands)                                         2004           2003          2004           2003
          ---------------------------------------------------------------------------------------------------------
          Service cost                                        $ 8,097         $7,071         $  921        $2,469
          Interest cost                                         7,920          6,795          1,236         1,944
          Expected return on plan assets                       (6,237)        (4,797)             -             -
          Amortization of prior service
           cost                                                   603            141           (909)           (6)
          Amortization of net loss                              1,185            717            278           192
                                                            -------------------------------------------------------
          Net expense                                         $11,568         $9,927         $1,526        $4,599
                                                            =======================================================

          The Company's funding policy for the Pension Plan is to contribute the maximum tax-deductible contribution in any given year. The Company anticipates making a cash contribution to the Pension Plan in 2004 of approximately $25,000,000.

11.       SEGMENT INFORMATION

          The Company's reportable segments are: U.S. Retail, International Retail, Direct Marketing and Specialty Retail (see Management's Discussion and Analysis of Financial Condition and Results of Operations for an overview of the Company's business). The Company's reportable segments, excluding Specialty Retail, represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. The Specialty Retail segment includes the consolidated results of other ventures operated under non-TIFFANY & CO. trademarks or trade names. In deciding how to allocate resources and assess performance, the Company's Executive Officers regularly evaluate the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers.


          Certain information relating to the Company's reportable segments is set forth below:

                                                    Three Months Ended                    Nine Months Ended
                                                        October 31,                          October 31,
                                        ------------------------------------------------------------------------
          (in thousands)                     2004               2003                2004               2003
          ------------------------------------------------------------------------------------------------------
          Net sales:
            U.S. Retail                   $ 216,500           $202,844           $  666,932       $  589,466
            International Retail            190,851            173,533              556,530          508,044
            Direct Marketing                 36,861             39,311              114,034          120,537
            Specialty Retail                 16,940             14,435               57,213           50,410
                                        --------------     ---------------     --------------    ---------------
                                          $ 461,152           $430,123           $1,394,709       $1,268,457
                                        ==============     ===============     ==============    ===============

          Earnings(losses)from
           operations*:
            U.S. Retail                   $  35,844           $ 37,654           $  133,722       $  118,638
            International Retail             43,978             43,568              138,755          134,429
            Direct Marketing                  1,938              5,053               14,404           22,145
            Specialty Retail                 (5,352)            (4,132)              (9,828)          (7,213)
                                        --------------     ---------------     --------------    ---------------
                                          $  76,408           $ 82,143            $ 277,053       $  267,999
                                        ==============     ===============     ==============    ===============

          * Represents earnings from operations before unallocated corporate expenses and other expenses, net.

          The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated earnings before income taxes:

                                                    Three Months Ended                     Nine Months Ended
                                                        October 31,                           October 31,
                                             ------------------------------------------------------------------------
          (in thousands)                           2004               2003               2004               2003
          -----------------------------------------------------------------------------------------------------------
          Earnings from
           operations for
           reportable segments                  $ 76,408           $82,143            $277,053          $267,999

          Unallocated corporate
           expenses                              (37,460)          (32,928)           (105,912)          (91,362)

          Other expenses, net                     (5,276)           (4,933)            (13,398)          (10,696)
                                             ---------------    ---------------     ---------------   ---------------
          Earnings before income
           taxes                                 $33,672           $44,282            $157,743          $165,941
                                             ===============    ===============     ===============   ===============


          Unallocated corporate expenses include costs related to the Company's administrative support functions such as information technology, finance, legal and human resources, as well as changes in the LIFO inventory valuation reserve, which the Company does not allocate to its reportable segments.

12.       SUBSEQUENT EVENT

          On November 18, 2004, the Company's Board of Directors declared a quarterly dividend of $0.06 per share. This dividend will be paid on January 10, 2005 to stockholders of record on December 20, 2004.

          On November 5, 2004, the Company entered into an agreement with Tahera Diamond Corporation ("Tahera"), a Canadian diamond mining and exploration company, to buy or market all of the diamonds to be mined at the Jericho mine to be constructed and developed by Tahera in Nunavut, Canada (the "Project"). In consideration of that agreement, the Company has provided Tahera a credit facility which allows Tahera to draw up to Cdn$35,000,000 (approximately $28,000,000) to finance the development and construction of the Project. Mine construction is expected to commence in 2005.

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


The Company operates four channels of distribution:

o    U.S. Retail - sales in TIFFANY & CO. stores in the U.S.;

o International Retail - sales in TIFFANY & CO. stores and department store boutiques outside the U.S. (also includes a modest amount of business-to-business sales, Internet sales and wholesale sales of TIFFANY & CO. products outside the U.S.);

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


Net sales increased 7% to $461,152,000 in the three months ended October 31, 2004 ("third quarter") and 10% to $1,394,709,000 in the nine months ended October 31, 2004 ("year-to-date"). The Company's reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S dollar. On a constant-exchange-rate basis (see Non-GAAP Measures section below), net sales rose 5% in the third quarter primarily due to new store openings, and rose 7% in the year-to-date primarily due to growth in worldwide comparable store sales.


Net earnings in the third quarter declined 26% to $20,809,000, or $0.14 per diluted share, versus $28,031,000, or $0.19 per diluted share, in the prior year. Net earnings in the year-to-date were $97,733,000, or $0.66 per diluted share, versus $105,041,000, or $0.71 per diluted share, in the prior year. In both periods, the increase in sales was insufficient to offset the higher cost of sales. The third quarter was also impacted by increased selling, general and administrative expenses ("SG&A").

NON-GAAP MEASURES
-----------------
The Company reports information in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), but management believes that ongoing operating results are more difficult to understand if only GAAP financial measures are available to review. Internally, management monitors the sales performance of its international subsidiaries on a non-GAAP basis that excludes, from GAAP reported sales, the positive or negative effects that result from translating sales of its international subsidiaries into U.S. dollars (constant-exchange-rate basis). Management uses this constant-exchange-rate measure because it believes it is a more representative assessment of the sales performance of its international subsidiaries and provides for better comparability between reporting periods.

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

The  following  tables  reconcile  net sales  percentage  increases  (decreases)
measured   and   reported   in   accordance    with   GAAP   to   the   non-GAAP
constant-exchange-rate basis:


                                Three Months Ended                                Nine Months Ended
                                 October 31, 2004                                 October 31, 2004
                    -----------------------------------------        -------------------------------------------
                         GAAP                     Constant                GAAP                       Constant
                       Reported    Trans-         Exchange              Reported    Trans-           Exchange
                          Net      lation           Rate                  Net       lation             Rate
Net Sales:               Sales     Impact          Sales                 Sales      Impact            Sales
----------          ------------- ------------ --------------        ------------- -------------  --------------
Worldwide                    7%         2%            5%                   10%           3%              7%

International
 Retail                     10%         4%            6%                   10%           7%              3%

Japan Retail                 2%         4%           (2%)                   -            7%             (7%)

Other Asia-
 Pacific                    24%         2%           22%                   30%           4%             26%

Europe                      19%        10%            9%                   23%          12%             11%






                              Three Months Ended                                 Nine Months Ended
                               October 31, 2004                                   October 31, 2004
                    -----------------------------------------        --------------------------------------------
                         GAAP                     Constant                GAAP                        Constant
                       Reported    Trans-         Exchange              Reported     Trans-           Exchange
Comparable                Net      lation           Rate                   Net       lation             Rate
Store Sales:             Sales     Impact          Sales                  Sales      Impact            Sales
------------        ------------- ------------ --------------        ------------- -------------  --------------
Worldwide                    3%         2%            1%                     8%           3%              5%

International
 Retail                      3%         5%           (2%)                    4%           6%             (2%)

Japan Retail                (1%)        4%           (5%)                   (2%)          7%             (9%)

Other Asia-
 Pacific                     8%         2%            6%                    19%           4%             15%

Europe                      11%        10%            1%                    14%          11%              3%


RESULTS OF OPERATIONS
---------------------

Certain operating data as a percentage of net sales were as follows:

                                               Three Months                Nine Months
                                             Ended October 31,          Ended October 31,
                                            ------------------         ------------------
                                             2004        2003           2004        2003
                                            ------------------         ------------------
Net sales                                   100.0%      100.0%         100.0%      100.0%
Cost of sales                                46.6        44.7           44.7        43.1
                                            ------------------         ------------------
Gross profit                                 53.4        55.3           55.3        56.9
Selling, general
  and administrative expenses                45.0        43.8           43.0        43.0
                                            ------------------         ------------------
Earnings from operations                      8.4        11.5           12.3        13.9
Other expenses, net                           1.1         1.2            1.0         0.8
                                            ------------------         ------------------
Earnings before income taxes                  7.3        10.3           11.3        13.1
Provision for income taxes                    2.8         3.8            4.3         4.8
                                            ------------------         ------------------
Net earnings                                  4.5%        6.5%           7.0%        8.3%
                                            ==================         ==================



Net Sales
---------
Net sales by channel of distribution were as follows:

                                  Three Months              Nine Months
                                Ended October 31,         Ended October 31,
                            ---------------------      ----------------------
(in thousands)                 2004         2003          2004         2003
--------------              ---------------------      ----------------------
U.S. Retail                 $216,500    $202,844       $  666,932  $  589,466
International Retail         190,851     173,533          556,530     508,044
Direct Marketing              36,861      39,311          114,034     120,537
Specialty Retail              16,940      14,435           57,213      50,410
                            ---------------------      ----------------------
                            $461,152    $430,123       $1,394,709  $1,268,457
                            =====================      ======================


U.S. Retail sales increased 7% in the third quarter and 13% in the year-to-date, primarily due to 4% and 11% comparable store sales growth. Sales in the New York flagship store rose 1% and 14% in those periods while comparable branch store sales increased 5% and 10%. Comparable store sales growth resulted from increases in the average sales amount per transaction, while the number of transactions decreased. Management attributes the increases to sales of higher priced merchandise and selective price increases.

International Retail sales increased 10% in both the third quarter and year-to-date. On a constant-exchange-rate basis, International Retail sales increased 6% and 3%, while comparable store sales decreased 2% in both the third quarter and year-to-date.

In Japan, on a constant-exchange-rate basis, total retail sales declined 2% in the third quarter and 7% in the year-to-date and comparable store sales declined 5% and 9%. Management believes that Japan sales have been affected by generally weak consumer spending on jewelry and increased "luxury-goods" competition, as well as by management's decision to increase the average price point and introduce selections at higher price points in the silver jewelry category. Sales declined in silver jewelry overall and non-silver designer jewelry categories in both the third quarter and year-to-date (categories that represented 26% and 15% of Japan's total sales in 2003). Management continues to focus on product assortment repositioning and new product introductions and believes that incremental publicity and targeted marketing initiatives, as well as the recent opening of two free-standing stores, have enhanced and will enhance overall customer awareness and lead to gradually improving sales and profitability.

In the Asia-Pacific region outside of Japan, comparable store sales on a constant-exchange-rate basis increased 6% in the third quarter and 15% in the year-to-date due to growth in most markets. In Europe, comparable store sales on a constant-exchange-rate basis increased 1% in the third quarter and 3% in the year-to-date due to growth in all markets except London. However, total sales in London increased due to the opening of a new store in 2004.

Direct Marketing sales declined 6% in the third quarter and 5% in the year-to-date. Combined e-commerce/catalog sales declined 1% in the third quarter and increased 5% in the year-to-date. The number of catalog orders decreased in the third quarter and year-to-date, while the number of e-commerce orders was slightly lower in the third quarter and higher in the year-to-date. However, there were increases in both the average catalog and e-commerce order size which management attributes to selective price increases. The Company continues to experience increased web site traffic, as well as shifts by purchasers from catalog to e-commerce. In the Business Sales division, management made a decision to discontinue service award program sales as of the end of 2003. As a result of that decision, sales in the Business Sales division declined 17% in the third quarter and 23% in the year-to-date. The Business Sales division continues to offer a range of business gifts, event-related trophies and other awards and those sales increased 6% in the third quarter and 7% in the year-to-date.

Specialty Retail sales rose 17% in the third quarter and 13% in the year-to-date. The third quarter's sales increase was primarily due to the commencement of sales of rough diamonds purchased as part of larger assortments from certain mines but determined, in the normal course of business, to be unsuitable for Tiffany's production. During the quarter, sales growth in LITTLE SWITZERLAND stores was affected by severely adverse weather in the Caribbean. In addition, in October the first IRIDESSE store opened in Tysons Galleria in McLean, Virginia, and a second store opened in November in The Mall at Short Hills in New Jersey. IRIDESSE focuses exclusively on the pearl jewelry category.

Worldwide retail gross square footage of Company-operated TIFFANY & CO. stores has increased 8% in 2004; the Company's long-term strategy calls for a 5% annual increase. Actual 2004 store openings (closings) are as follows:

                                        Actual Openings
Location                                (Closings) 2004
--------                                ---------------

Palm Beach Gardens, Florida              Second Quarter
Edina, Minnesota                         Second Quarter
Kansas City, Missouri                    Third Quarter
Westport, Connecticut                    Fourth Quarter
Wakayama, Japan                          First Quarter
Nagano, Japan                           (First Quarter)
Takasaki, Japan                          Third Quarter
Marunouchi, Tokyo, Japan                 Third Quarter
Umeda, Osaka, Japan                      Fourth Quarter
London, England                          First Quarter
Taipei, Taiwan                           Second Quarter
Shanghai, China                          Third Quarter

No additional new store openings will occur during 2004.

Gross Profit
------------
Gross profit as a percentage of net sales ("gross margin") declined in the third quarter and year-to-date by 1.9 and 1.6 percentage points. Approximately 58% and 44% of the declines resulted from LIFO inventory charges of $8,682,000 in the third quarter and $17,708,000 in the year-to-date (versus $3,500,000 and $7,600,000 a year ago), primarily related to higher costs of precious metals and diamonds. In order to maintain competitive pricing, the Company has not increased retail prices sufficiently to offset the higher costs. Another factor negatively affecting gross margin related to unused internal jewelry manufacturing capacity (representing approximately 21% and 25% of the decline in the quarter and year-to-date) due to decreased demand for silver jewelry. To a lesser extent, other factors included changes in sales mix, the opening of an additional distribution center in the third quarter of 2003, expansion of rough diamond sourcing and increased import tariffs on U.S. manufactured products shipped to Europe; none of the foregoing other factors was individually significant.

The Company's hedging program uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations. The Company adjusts its retail prices in Japan from time to time to address longer-term changes in the yen/dollar relationship and local competitive pricing.

Management's long-term strategy and objectives include achieving product manufacturing/sourcing efficiencies (including increased internal manufacturing and direct rough-diamond sourcing), controlling costs and implementing selective price adjustments in order to maintain the Company's gross margin at, or above, prior year levels. However, management expects a year-over-year decline in gross margin in the fourth quarter due to some continued effect of recent adverse factors affecting gross margin.

Selling, General and Administrative Expenses
--------------------------------------------
SG&A expenses increased 10% in both the third quarter and year-to-date. The majority of the increases were due to higher marketing expenses (representing approximately 45% of the increase in the third quarter and 23% in the year-to-date), labor and benefit costs (representing approximately 23% of the increase in the third quarter and 38% in the year-to-date) and depreciation and occupancy expenses (representing approximately 20% of the increase in the third quarter and 21% in the year-to-date). As a percentage of net sales, SG&A increased in the third quarter due to insufficient sales growth to offset fixed costs, but was unchanged in the year-to-date. Management's longer-term objective is to reduce the ratio of SG&A expenses to net sales by controlling expenses so that anticipated sales growth will result in improved earnings. If net sales reach management's expectations for the fourth quarter (a high-single-digit percentage increase), management expects the ratio in the fourth quarter and full year to improve modestly from the prior year.

Earnings from Operations
------------------------

                                                  Three months ended October 31,
                                              --------------------------------------
(in thousands)                                       2004                2003
------------------------------------------------------------------------------------
Earnings (losses) from operations:
    U.S. Retail                                $  35,844           $  37,654

    International Retail                          43,978              43,568

    Direct Marketing                               1,938               5,053

    Specialty Retail                              (5,352)             (4,132)
                                          ------------------------------------------

Earnings from operations for reportable
 segments                                         76,408              82,143
    Unallocated corporate expenses               (37,460)            (32,928)
                                          ------------------------------------------
Earnings from operations                       $  38,948           $  49,215
                                          ==========================================



                                                      Nine months ended October 31,
                                             ---------------------------------------
(in thousands)                                        2004                2003
------------------------------------------------------------------------------------
Earnings (losses) from operations:
    U.S. Retail                                 $  133,722         $    118,638

    International Retail                           138,755              134,429

    Direct Marketing                                14,404               22,145

    Specialty Retail                                (9,828)              (7,213)
                                             ---------------------------------------
Earnings from operations for reportable
 segments                                          277,053              267,999
    Unallocated corporate expenses                (105,912)             (91,362)
                                             ---------------------------------------
Earnings from operations                        $  171,141         $    176,637
                                             ---------------------------------------


Earnings from operations declined 21% in the third quarter. On a reportable segment basis, the ratios of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the third quarter of 2004 and 2003 were as follows:

o    U.S.  Retail:  17% in 2004  versus  19% in 2003  (affected  by higher  SG&A expenses);
o International Retail: 23% in 2004 versus 25% in 2003 (affected by a lower gross margin and increased SG&A expenses);
o    Direct  Marketing:  5% in  2004  versus  13%  in  2003  (primarily  due  to insufficient sales growth to offset fixed expenses; in particular, incremental expenses associated with the Customer Fulfillment Center ("CFC") which opened in September 2003; the CFC primarily supports the Company's Direct Marketing segment); and
o Specialty Retail: (32)% in 2004 versus (29)% in 2003 (primarily due to expenses associated with the development of new retail concepts under trademarks or trade names other than TIFFANY & CO., and the effect of lower-than-expected LITTLE SWITZERLAND sales due to adverse weather conditions in the Caribbean).

Earnings from operations declined 3% in the year-to-date. On a reportable segment basis, the ratios of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the year-to-date of 2004 and 2003 were as follows:

o    U.S. Retail: 20% in both 2004 and 2003;
o    International Retail: 25% in 2004 versus 26% in 2003;
o Direct Marketing: 13% in 2004 versus 18% in 2003 (primarily due to insufficient sales growth to offset fixed expenses; in particular, incremental expenses associated with the CFC which opened in September 2003; the CFC primarily supports the Company's Direct Marketing segment); and
o Specialty Retail: (17)% in 2004 versus (14)% in 2003 (primarily due to expenses associated with the development of new retail concepts under trademarks or trade names other than TIFFANY & CO., partly offset by decreases in LITTLE SWITZERLAND losses).

Unallocated corporate expenses include costs related to the Company's administrative support functions such as information technology, finance, legal and human resources, as well as changes in the LIFO inventory valuation reserve, which the Company does not allocate to the operating segments. The 14% increase in unallocated corporate expenses in the third quarter was primarily due to an increase in the LIFO inventory valuation reserve (primarily due to increases in the price of precious metals and diamonds). The 16% increase in unallocated corporate expenses in the year-to-date was primarily due to an increase in the LIFO inventory valuation reserve

(representing approximately two-thirds of the increase, primarily due to increases in the price of precious metals and diamonds) and to a lesser extent, increases in information technology infrastructure costs (approximately one-quarter of the increase) and increases in other administrative support costs.

Other Expenses, Net
-------------------
Other expenses, net in the third quarter and year-to-date were higher than the prior year primarily due to an increase in interest expense ($2,065,000 and $5,337,000). Interest expense rose as a consequence of the Company's yen-denominated long-term debt issuance in September 2003, as well as from increased borrowing for on-going operating needs under the Credit Facility (see "Borrowings" below). Increased expenses were partially offset by an increase in the Company's portion of earnings in equity investment ($1,638,000 and $1,844,000) related to Aber Diamond Corporation in the third quarter and year-to-date, in addition to higher interest income ($1,034,000) in the year-to-date.

Provision for Income Taxes
--------------------------
The effective income tax rate in the third quarter and year-to-date was 38.2% and 38.0%. The effective income tax rate was 36.7% in both prior-year periods. The increase from the prior year's tax rate was primarily due to a favorable reserve adjustment recorded in the prior year relating to the elimination of certain tax exposures. The effective tax rate for both years also includes a tax benefit from the Extraterritorial Income Exclusion Act ("ETI") of 2000. The ETI provides for the exclusion from United States taxable income of certain "extraterritorial" income earned from the sale or license of qualified property.

The American Jobs Creation Act of 2004 ("AJCA"), which was signed into law on October 22, 2004, replaces the ETI export incentive with a deduction from domestic manufacturing income. At this time, the Company is analyzing these new provisions in order to determine their impact to the Company's financial statements. The AJCA also provides that, subject to specified restrictions and limitations, the earnings of foreign subsidiaries may be repatriated at a reduced tax rate. Estimated undistributed earnings at October 31, 2004 which the Company may repatriate during 2005, subject to final regulatory guidance and approval by the Company's Board of Directors, will not exceed $165,000,000. Since the Company has provided tax on these earnings at historical statutory rates, it is expected that a tax benefit will be recorded with respect to any repatriation. The Company expects to finalize the amount which may be repatriated and the related tax benefit after the issuance of applicable guidance by the U.S. Treasury Department.

New Accounting Standards
------------------------
In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP No. 106-2, which replaced the same titled FSP No. 106-1, provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") that was signed into law in December 2003. The Act provides subsidies to plan sponsors who provide prescription benefits that are at least actuarially equivalent to prescription benefits under regulations issued by the Centers for Medicare & Medicaid Services. Under FSP No. 106-1, the Company elected to defer the accounting for the effects of the Act. FSP No. 106-2 is effective for interim periods beginning after June 15, 2004. The Company adopted FSP No. 106-2 in the third quarter of 2004 and its impact was not significant on the Company's financial position, earnings or cash flows.

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires that certain variable interest entities be consolidated by the primary beneficiary (if any), if the entity's equity investors at risk do not have the characteristics of a controlling financial interest or the equity investors do not have significant equity at risk for the entity to finance its activities without additional financial support. The provisions of FIN 46 were effective immediately for all entities created after January 31, 2003 and FIN 46R is effective for those entities in the first quarter of 2004. For those entities created prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46R by the end of the first quarter of 2004. The adoption of FIN 46R did not have an impact on the Company's financial position, earnings or cash flows.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs, which have increased due to the Company's expansion. The Company had a net cash outflow from operating activities of $118,046,000 in the nine months ended October 31, 2004, due to higher inventory purchases, compared with an inflow of $49,730,000 in the prior-year period.

Working Capital
---------------
Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $955,915,000 and 2.8:1 at October 31, 2004, compared with $952,923,000 and 3.4:1 at January 31, 2004 and $829,610,000 and 3.0:1 at October 31, 2003.

Accounts receivable, less allowances at October 31, 2004 were 6% lower than January 31, 2004 (which is typically a seasonal high point) and were 8% higher than October 31, 2003 due to sales growth.

Inventories, net at October 31, 2004 were 30% above January 31, 2004 and 26% above October 31, 2003. Changes in foreign currency exchange rates increased inventory by less than 1% compared to January 31, 2004 and by 2% compared to October 31, 2003. Raw material and work-in-process inventories ($311,206,000 at October 31, 2004) increased 44% and 59% versus January 31, 2004 and October 31, 2003. These increases supported the commencement of direct rough-diamond sourcing operations, as well as internal jewelry manufacturing activities. Finished goods inventories ($824,736,000 at October 31, 2004) increased 25% and 17% versus January 31, 2004 and October 31, 2003 largely due to new and anticipated store openings, anticipated comparable store sales growth, product introductions and merchandising investments. Management expects the overall rate of inventory growth to begin to decelerate from current levels by year-end. The Company continually strives to better manage its inventory investment by developing more effective systems and processes for product development, assortment planning, sales forecasting, supply-chain logistics, and store replenishment.

Capital Expenditures
--------------------
Capital expenditures were $111,012,000 in the nine months ended October 31, 2004, compared with $247,752,000 in the prior-year period which included the purchase of the Company's Tokyo flagship store (for approximately $140,000,000 at the prevailing exchange rate at that time). Based on current plans, management estimates that capital expenditures will be approximately $180,000,000 in 2004 due to costs related to the opening and renovation of stores and ongoing investments in new systems. In order to meet substantially increased customer demand for diamond and other gemstone jewelry, the Company intends to increase its internal jewelry manufacturing operations in 2005 by complementing its existing manufacturing facility in

Pelham, New York with an additional facility. Management continues to expect that total capital expenditures in 2005 and beyond will approximate 7-8% of net sales.

In 2000, the Company began a multi-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. The increase in the sales area was completed in 2001 when the renovated second floor opened to provide an expanded presentation of engagement and other jewelry. The renovated sixth floor that now houses the customer service department opened in 2002. The renovated fourth floor that offers tableware merchandise opened in 2003. The renovated third floor with silver jewelry and accessories opened in 2004. In conjunction with the New York store project, the Company relocated its after-sales service functions and several of its administrative functions. The Company has spent approximately $82,000,000 to date for the New York store and related projects. Based on current plans, the Company estimates that the overall cost of these projects will be $110,000,000 when completed in 2007.

Share Repurchases
-----------------
In November 2003, the Board of Directors extended and increased the Company's stock repurchase program ("Program"). The Program, which was due to expire in November 2003, was extended until November 30, 2006; the remaining authorization was increased by $100,000,000, allowing the Company at that time to repurchase up to $116,500,000 of the Company's outstanding Common Stock in addition to shares which had already been purchased as of November 2003. The timing of purchases and the actual number of shares to be repurchased under the Program depends on a variety of discretionary factors such as price and other market conditions. In the three months ended October 31, 2004, the Company repurchased and retired 700,000 shares of Common Stock at a cost of $21,132,000, or an average cost of $30.19 per share. In the nine months ended October 31, 2004, the Company repurchased and retired 1,435,000 shares of Common Stock at a cost of $46,577,000, or an average cost of $32.46 per share. At October 31, 2004, there remained $69,923,000 of authorization for future repurchases.

Borrowings
----------
The Company's sources of working capital are internally-generated cash flows, borrowings available under a multicurrency revolving credit facility ("Credit Facility") and Little Switzerland's revolving credit facility guaranteed by the Company ("LS Facility").

In October 2004, the Company entered into a yen 5,000,000,000 short-term loan agreement, due in January 2005, bearing interest at a rate of 0.59%. The proceeds of this loan were applied toward the repayment of the Company's yen 5,500,000,000 loan which came due in October 2004.

In September 2004, the Company exercised its option to increase its $200,000,000 Credit Facility by an additional $50,000,000 to $250,000,000. The Company's Credit Facility, originally entered into in November 2001 and expiring in November 2006, is with six participating banks and contains covenants that require maintenance of certain debt/equity interest-coverage ratios and other requirements customary to loan facilities of this nature. At October 31, 2004, January 31, 2004 and October 31, 2003, the amounts outstanding under the Credit Facility were $210,528,000, $32,861,000 and $118,085,000.

In June 2003, the Company financed the purchase of the land and building housing its Tokyo flagship store with a short-term yen 11,000,000,000 bridge loan ("Bridge Loan") with a bank. The loan had an interest rate of 0.58% and matured on September 30, 2003. The loan was paid in full upon maturity. In

September 2003, the Company issued yen 15,000,000,000 of senior unsecured First Series Yen denominated Bonds ("Bonds") due 2010 with principal due upon maturity and a fixed coupon rate of 2.02% payable in semi-annual installments. The Bonds were sold in a private transaction to qualified institutional investors in Japan. The proceeds from the issuance were primarily used by the Company to repay the Bridge Loan.

The  ratio  of  total  debt  (short-term   borrowings  and  long-term  debt)  to
stockholders' equity was 44% at October 31, 2004, compared with 33% at January 31, 2004 and 42% at October 31, 2003.

Based on the Company's financial position at October 31, 2004, management anticipates that internally-generated cash flows and the funds available under short-term borrowings will be sufficient to support the Company's planned worldwide business expansion and seasonal working capital increases that are typically required during the third and fourth quarters of the year.

The Company's contractual cash obligations and commercial commitments at October 31, 2004 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2004, except for its agreement with Tahera Diamond Corporation ("Tahera"), a Canadian diamond mining and exploration company. On November 5, 2004, the Company entered into an agreement with Tahera to buy or market all of the diamonds to be mined at the Jericho mine to be constructed and developed by Tahera in Nunavut, Canada (the "Project"). In consideration of that agreement, the Company has provided a credit facility to
Tahera which allows Tahera to draw up to Cdn$35,000,000 (approximately $28,000,000) to finance the development and construction of the Project. At October 31, 2004, there were no amounts outstanding under this credit facility. Mine construction is expected to commence in 2005 and full-scale diamond production is expected in early 2006.

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

The  Company  uses  interest  rate  swap  contracts   related  to  certain  debt
arrangements to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The interest rate swap contracts effectively convert fixed rate obligations to floating rate instruments. Additionally, since the fair value of the Company's fixed-rate long-term debt is sensitive to interest rate changes, the interest rate swap contracts serve as a hedge to changes in the fair value of these debt instruments.

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


Risk Factors
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes, including changes in consumer preferences for certain jewelry styles. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (ii) that consumer spending does not decline substantially during the fourth quarter of any year; (iii) that unsettled regional and/or global conflicts or crises do not result in military, terrorist or other conditions creating disruptions or disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Company operates retail stores nor to the Company's continuing ability to operate in those regions; (iv) that sales in Japan will not decline substantially; (v) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (vi) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores which have TIFFANY & CO. retail locations; (vii) that Mitsukoshi will continue as a leading department store operator in Japan; (viii) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (ix) that the wholesale and retail market for high-quality rough and cut diamonds will provide continuity of supply and pricing; (x) that the Company's diamond initiative achieves their financial and strategic objectives; (xi) that new systems, particularly for inventory management, can be successfully integrated into the Company's operations; (xii) that distribution and manufacturing productivity and capacity can be further improved to support the Company's expanding requirements; (xiii) that new and existing stores and other sales locations can be leased, re-leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (xiv) that the Company can successfully improve the results of Little Switzerland and achieve satisfactory results from any future ventures into which it enters that are operated under non-TIFFANY & CO. trademarks or trade names; and (xv) that the Company's expansion plans for retail and direct selling operations and merchandise development, production and management can continue to be executed without meaningfully diminishing the distinctive appeal of the TIFFANY & CO. brand.

Part I.  Financial Information
Item 4.  Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation and as of October 31, 2004, the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. Other Information
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds




This table provides information with respect to purchases by the Company of shares of its Common Stock during the third fiscal quarter of 2004:


----------------------------------------------------------------------------------------------------------
                                                                     Total Number             Approximate
                                                                        of Shares            Dollar Value
                                                                     Purchased as               of Shares
                                         Total        Average           Part of a            that May Yet
                                     Number of          Price            Publicly            be Purchased
                                        Shares       Paid Per           Announced               Under the
Period                               Purchased          Share             Program*                Program*
----------------------------------------------------------------------------------------------------------
August 1, 2004
through
August 31, 2004                        300,000         $29.95            4,288,800           $82,069,000
----------------------------------------------------------------------------------------------------------
September 1, 2004
through
September 30, 2004                     200,000         $31.59            4,488,800           $75,750,000
----------------------------------------------------------------------------------------------------------
October 1, 2004
through
October 31, 2004
                                       200,000         $29.14            4,688,800           $69,923,000
----------------------------------------------------------------------------------------------------------
Total                                  700,000         $30.19            4,688,800           $69,923,000
----------------------------------------------------------------------------------------------------------

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

     (a)       Exhibits:

               31.1      Certification  by  Michael  J.  Kowalski   pursuant  to
                         Section 302 of Sarbanes-Oxley Act of 2002.

               31.2 Certification by James N. Fernandez pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

               32        Certification  by  Michael  J.  Kowalski  and  James N.
                         Fernandez pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


     (b)       Reports on Form 8-K:


               On August 12, 2004, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing its unaudited earnings and results of operations for the second quarter ended July 31, 2004.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TIFFANY & CO.
                                        (Registrant)


Date: December 1, 2004                 By:  /s/ James N. Fernandez
                                             ----------------------------
                                             James N. Fernandez
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)

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