Form 10-K
period 2005-01-31
TIFFANY & CO
filed 2005-04-14
CIK 98246

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-K

                                   ---------
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

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

                                   ---------

          Securities registered pursuant to Section 12(b) of the Act:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [X]     No [ ]

     As of July 30, 2004 the aggregate market value of the registrant's voting and non-voting stock held by non-affiliates of the registrant was approximately $5,179,334,839 using the closing sales price on this day of $35.75. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters below.

     As of March 24, 2005, the registrant had outstanding 144,480,629 shares of its common stock, $.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant's Annual Report to Stockholders for the Fiscal Year Ended January 31, 2005 (Parts I, II and IV) and Registrant's Proxy Statement Dated April 14, 2005 (Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K, including information incorporated herein by reference, contains certain "forward-looking statements" concerning the Registrant's objectives and expectations with respect to store openings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. Statements beginning with such words as "believes", "intends", "plans", and "expects" include forward-looking statements that are based on management's expectations given facts as currently known by management on the date this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission. All forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. As a jeweler and specialty retailer, the Registrant's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes, including changes in consumer preferences for certain jewelry styles and materials. However, certain assumptions are specific to the Registrant and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Registrant will achieve the objectives and expectations communicated by management: (i) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (ii) that consumer spending does not decline substantially during the fourth quarter of any year; (iii) that unsettled regional and/or global conflicts or crises do not result in military, terrorist or other conditions creating disruptions or disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Registrant operates retail stores nor to the Registrant's continuing ability to operate in those regions; (iv) that sales in Japan will not decline substantially; (v) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (vi) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores which have TIFFANY & CO. retail locations; (vii) that Mitsukoshi will continue as a leading department store operator in Japan; (viii) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (ix) that the wholesale and retail market for high-quality rough and cut diamonds will provide continuity of supply and pricing; (x) that the Registrant's diamond initiatives achieve their financial and strategic objectives; (xi) that the Registrant's gross margins in Japan and for diamond products can be maintained in the face of increased competition from traditional and e-commerce retailers; (xii) that the Registrant is able to pass on higher costs of raw materials to consumer through price increases; (xiii) that the sale of counterfeit products does not significantly undermine the value of the Registrant's trademarks and demand for the Registrant's products; (xiv) that new and existing stores and other sales locations can be leased, re-leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (xv) that the Registrant can achieve satisfactory results from any current and future businesses into which it enters that are operated under non-TIFFANY & CO. trademarks or trade names; and (xvi) that the Registrant's expansion plans for retail and direct selling operations and merchandise development, production and management can continue to be executed without meaningfully diminishing the distinctive appeal of the TIFFANY & CO. brand.

- PAGE 2 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 2004

      The statements in this Annual Report on Form 10-K are made as of the date this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission and the Registrant undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changes in expectations or otherwise.

                          WEBSITE ACCESS TO INFORMATION

      The Registrant provides access free of charge, through its website at www.tiffany.com (go to "About Tiffany" and "Shareholder Information"), to the Registrant's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission.

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

      Registrant's segment information for the fiscal years ended January 31, 2003, 2004 and 2005 is incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2005 (Note T. "Segment Information"). The Executive Officers of the Company do not evaluate the performance of the Company's assets on a segment basis for internal management reporting and, therefore, such asset information is not presented.

      (c) Narrative description of business.

      As used below, the terms "Fiscal 2002", "Fiscal 2003" and "Fiscal 2004" refer to the fiscal years ended on January 31, 2003, 2004 and 2005, respectively. Registrant is a holding company, and conducts all business through its subsidiary corporations.

- PAGE 3 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                                    Products

      Registrant's principal product categories are jewelry, timepieces, sterling silver goods (other than jewelry), china, crystal, stationery, fragrances and personal accessories.

      Tiffany offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. In Fiscal 2002, 2003 and 2004, approximately 80%, 81% and 82%, respectively, of Registrant's net sales, in all channels of distribution, were attributable to TIFFANY & CO. brand jewelry. Designs are developed by employees, suppliers, independent designers and independent "name" designers. See Designer Licenses below.

               Retail Sales of TIFFANY & CO. Jewelry by Category*

Category       % to total U.S      % to total    % to total U.S     % to total       % to total       % to total
                   Retail          U.S. Retail       Retail        Japan Retail     Japan Retail     Japan Retail
                   Sales              Sales           Sales           Sales            Sales            Sales
                    2002              2003            2004             2002             2003             2004
--------       --------------      -----------   --------------    ------------     ------------     ------------
A                   21%               23%              24%             16%              18%              18%
B                   16%               18%              19%             30%              33%              35%
C                   10%                9%              10%             13%              12%              13%
D                   30%               31%              30%             28%              25%              23%

      (A) This category includes most gem jewelry other than engagement jewelry. Most jewelry in this category is constructed of platinum, although gold was used in approximately 18% of pieces in 2004. Most items in this category contain diamonds, other gems or both. The average U.S. price-point for goods sold in 2004 for merchandise in this category was $3,801 in the U.S. and $2,062 in Japan.
      (B) This category includes diamond rings, band rings and wedding bands marketed to brides and grooms. Most jewelry in this category is constructed of platinum, although gold was used in approximately 7% of pieces in 2004. Most sales in this category are of items containing diamonds. The average U.S. price-point for goods sold in 2004 for merchandise in this category was $3,549 in the U.S. and $1,827 in Japan.
      (C) This category generally consists of non-gemstone, gold or platinum jewelry, although small gems are used as accents in some pieces. The average U.S. price-point for goods sold in 2004 for merchandise in this category was $927 in the U.S. and $1,004 in Japan.
      (D) This category generally consists of non-gemstone, sterling silver jewelry, although small gems are used as accents in some pieces. The average U.S. price-point for goods sold in 2004 for merchandise in this category was $188 in the U.S. and $235 in Japan.

* Sales include only sales made in TIFFANY & CO. retail stores or boutiques in the United States and Japan. Jewelry marketed to men is not included in any category discussed above.

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

- PAGE 4 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 2004

      Products sold by Registrant in the "Other" channel of distribution include jewelry, timepieces and clocks and decorative items sold under non-Tiffany trademarks and tradenames, although a small amount of TIFFANY & CO. brand merchandise is sold through Little Switzerland in the "Other" channel of distribution.

                           Distribution and Marketing

Channels of Distribution

      For financial reporting purposes, Registrant categorizes its sales as follows:

            U.S. Retail consists of retail sales transacted in Tiffany-operated stores in the United States (see U.S. Retail below);

            Direct Marketing consists of U.S. business-to-business, direct mail catalog and Internet sales transacted by Tiffany (see Direct Marketing below);

            International Retail consists of both retail and wholesale sales of TIFFANY & CO. merchandise to customers located outside the United States, as well as a limited amount of business-to-business sales and Internet sales (see International Retail below); and

            Other consists of retail and wholesale sales transacted under non-TIFFANY trademarks and trade names (i.e., LITTLE SWITZERLAND, TEMPLE ST CLAIR and IRIDESSE). Other also includes sales of rough and polished diamonds that were found unsuitable for Tiffany's needs.

U.S. Retail

                                New York Flagship

      Tiffany's New York flagship store on Fifth Avenue accounts for a significant portion of the Company's sales and is the focal point for marketing and public relations efforts. Approximately 10%, 9% and 10% of total Company net sales for Fiscal 2002, 2003 and 2004, respectively, were attributable to the New York store's retail sales. In Fiscal 2000, Tiffany commenced a multiyear renovation and reconfiguration project to increase the store's selling space and provide additional floor space for customer service and special exhibitions. Tiffany opened the additional selling floor in Fiscal 2001, and renovations of three other floors were completed by the end of Fiscal 2004. Tiffany anticipates completion of its renovation plans within the next two years.

- PAGE 5 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                               U.S. Branch Stores

      At January 31, 2005, in addition to its New York flagship store, Tiffany had 54 branch stores in the United States. The following table identifies the location and year of opening of each U.S. branch store:

                           U.S. BRANCH STORE OPENINGS

                                          FISCAL                                             FISCAL
                                          YEAR                                               YEAR
STORE LOCATION                            OPENED     STORE LOCATION                          OPENED
--------------                            ------     --------------                          ------
San Francisco, California                  1963      Las Vegas, Nevada                        1998
Houston, Texas                             1963      Manhasset, New York                      1998
Beverly Hills, California                  1964      Seattle, Washington                      1998
Chicago, Illinois                          1966      Scottsdale, Arizona                      1998
Atlanta, Georgia                           1969      Century City, California                 1999
Dallas, Texas                              1982      Dallas (NorthPark), Texas                1999
Boston, Massachusetts                      1984      Boca Raton, Florida                      1999
Costa Mesa, California                     1988      Tamuning, Guam                           1999
Philadelphia, Pennsylvania                 1990      Old Orchard, (Skokie) Illinois           2000
Vienna, Virginia                           1990      Maui, Hawaii (Wailea)                    2000
Palm Beach, Florida                        1991      Greenwich, Connecticut                   2000
Honolulu, Hawaii  (Ala Moana)              1992      Portland, Oregon                         2000
San Diego, California                      1992      Tampa, Florida                           2001
Troy, Michigan                             1992      Santa Clara (San Jose), California       2001
Bal Harbour, Florida                       1993      Honolulu, Hawaii (Waikiki) +             2002
Maui, Hawaii                               1994      Bellevue, Washington                     2002
Oak Brook, Illinois                        1994      East Hampton, New York                   2002
King of Prussia, Pennsylvania              1995      St. Louis, Missouri                      2002
Short Hills, New Jersey                    1995      Orlando, Florida                         2002
White Plains, New York                     1995      Coral Gables, Florida                    2003
Hackensack, New Jersey                     1996      Tumon Bay (DFS), Guam  ++                2003
Chevy Chase, Maryland                      1996      Palm Desert, California                  2003
Charlotte, North Carolina                  1997      Walnut Creek, California                 2003
Chestnut Hill, Massachusetts               1997      Edina, Minnesota                         2004
Cincinnati, Ohio                           1997      Kansas City, Missouri                    2004
Palo Alto, California                      1997      Palm Beach Gardens, Florida              2004
Denver, Colorado                           1998      Westport, Connecticut                    2004

+Replaced two previously existing Honolulu locations.
++Conversion from DFS trade location to U.S. Retail.

Most of Tiffany's U.S. branch stores display a representative selection of merchandise, but none of them maintains the extensive selection carried by the New York store. Management currently contemplates the opening of new TIFFANY & CO. branch stores in the United States at the rate of approximately three to five per year. Management regularly evaluates potential markets for new TIFFANY & CO. stores with a view to the demographics of the area to be served, consumer demand and the proximity of other luxury brands and existing TIFFANY & CO. locations, recognizing that over-saturation of any market could diminish the distinctive appeal of the

- PAGE 6 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 2004

TIFFANY & CO. brand. However, management believes that there are a significant number of locations remaining in the United States that meet the requirements of a TIFFANY & CO. location, particularly when the current 5,000 square foot format stores are considered. Tiffany has entered into lease agreements to open additional branches in Fiscal 2005 in Carmel, California; Naples, Florida; Pasadena, California and San Antonio, Texas. See Item 2. Properties below for further information concerning U.S. Retail store leases. U.S. TIFFANY & CO. branch stores range in size from approximately 1,500 to 17,000 gross square feet and total approximately 406,000 gross square feet. Prior to Fiscal 1993, an average of approximately 45% of the floor space in each branch store was devoted to retail selling. Stores opened between Fiscal 1993 and Fiscal 2001 generally range from approximately 4,000 to 7,000 gross square feet and are designed to devote approximately 60-70% of total floor space to retail selling. Branch stores opened after Fiscal 2001 feature a store design format of approximately 5,000 gross square feet in size and display primarily jewelry and timepieces, with a select assortment of china and crystal giftware. The East Hampton and Palm Desert locations, both approximately 3,000 gross square feet in size, represent the first two "resort" stores, with the upcoming Carmel, California location to become the third such store.

Direct Marketing

                             Business Sales Division

      Tiffany's Business Sales Division sales executives call on business clients throughout the United States, selling products drawn from the retail product line and items specially developed or sourced for the business market, including trophies and items designed for the particular customer. Price allowances are given to business account holders for certain purchases. Business Sales Division customers have typically purchased for business gift giving, employee service and achievement recognition awards, customer incentives and other purposes. Products and services are marketed through an organization of approximately 120 persons, through advertising in newspapers and business periodicals and through the publication of special catalogs. Business account holders may also make gift purchases through the Company's Website at www.tiffanyforbusiness.com. During Fiscal 2003, Tiffany discontinued selling service award programs.(1)

                                    Catalogs

      Tiffany also distributes catalogs of selected merchandise to its proprietary list of customers and to mailing lists rented from third parties. SELECTIONS(R) catalogs are published, supplemented by COLLECTIONS and other catalogs.

                                    Internet

      Tiffany distributes a selection of more than 2,800 products through its Website at www.tiffany.com for purchase in the United States. In Fiscal 2001, the Company launched its U.K. Website at www.tiffany.com/uk to allow for purchases of TIFFANY & CO. merchandise in England, Wales, Northern Ireland and Scotland. In Fiscal 2005, the Company expects to extend e-commerce purchase capabilities for such merchandise to Japan and Canada through Websites at www.tiffany.co.jp and www.tiffany.ca.

----------
(1) Service award programs represented approximately 14% of Direct Marketing Sales in Fiscal 2002 and 6% of Direct Marketing Sales in Fiscal 2003.

- PAGE 7 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 2004

The following table sets forth certain data with respect to mail, telephone and Internet order operations for the periods indicated:

                                                                          Fiscal Year

                                                              2002            2003           2004
                                                           ---------      -----------      ---------
Number of names on catalog mailing and Internet
lists at fiscal year-end (consists of customers who
purchased by mail, telephone or Internet prior to
the applicable date):
                                                           1,788,008        2,237,349      2,440,622
Total catalog mailings during fiscal year (in
millions):                                                      24.0             24.9           26.3

Total mail, telephone or Internet orders received
during fiscal year:                                          614,610          728,525        672,325

International Retail

      Stores and boutiques included in the International Retail channel of distribution are listed on the following page.

- PAGE 8 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                             International Locations

                 LOCATIONS OPERATED BY REGISTRANT'S SUBSIDIARIES

------------------------------------------------------            ----------------------------------------------------
                JAPAN                                                         ASIA-PACIFIC EXCLUDING JAPAN
------------------------------------------------------            ----------------------------------------------------
Abeno, Kintetsu Department Store                                  Australia: Brisbane, Queens Plaza (open 5/05)
Chiba, Mitsukoshi Department Store *                              Australia: Melbourne, Collins Street
Fukuoka, Mitsukoshi * (closed 2/05)                               Australia: Sydney, Castlereagh Street
Fukuoka, Mitsukoshi Department Store *                            China, Beijing, The Peninsula Palace Hotel
Ginza, Mitsukoshi Department Store *                              China, Shanghai, City Plaza
Hiroshima, Mitsukoshi Department Store *                          Hong Kong: Hong Kong Airport
Ikebukuro, Mitsukoshi Department Store *                          Hong Kong: International Finance Center
Ikebukuro, Tobu Department Store                                  Hong Kong: Landmark Center
Kagoshima, Mitsukoshi Department Store *                          Hong Kong: Pacific Place
Kanazawa, Mitsukoshi *                                            Hong Kong: Peninsula Hotel
Kashiwa, Takashimaya Department Store                             Hong Kong: Sogo Department Store
Kawasaki, Saikaya Department Store                                Korea: Pusan, Paradise Hotel
Kobe, Daimaru Department Store                                    Korea: Seoul, Galleria Department Store
Kochi, Daimaru Department Store                                   Korea: Seoul, Hyundai Department Store
Kokura, Izutsuya Department Store                                 Korea: Seoul, Hyundai Coex Department Store
Koriyama, Usui Department Store                                   Korea: Seoul, Lotte Downtown Department Store
Kumamoto, Tsuruya Department Store                                Korea: Seoul, Lotte World
Kurashiki, Mitsukoshi Department Store * (closed 2/05)            Malaysia: Suria KLCC
Kyoto, Daimaru Department Store                                   Singapore: Ngee Ann City
Kyoto, Takashimaya Department Store                               Singapore: Raffles Hotel
Matsuyama, Mitsukoshi Department Store *                          Taiwan: Kaohsiung, Hanshin Department Store
Nagoya Hoshigaoka, Mitsukoshi Dept. Store *                       Taiwan: Taipei, Regent Hotel
Nagoya, Mitsukoshi *                                              Taiwan: Taipei, Sogo Department Store
Nagoya, Takashimaya Department Store                              Taiwan: Taichung, Sogo Department Store
Nihonbashi, Mitsukoshi Department Store *                         Taiwan: Taipei, Taipei Financial Center
Niigata, Mitsukoshi Department Store *                            -------------------------------------------------
Oita, Tokiwa Department Store                                                          EUROPE
Okayama, Tenmaya Department Store                                 -------------------------------------------------
Okinawa, Mitsukoshi Department Store *                            England: London, Old Bond Street
Osaka, Mitsukoshi Department Store * (closed 2/05)                England: London, The Royal Exchange
Osaka, Takashimaya Department Store                               England: London, Harrods Department Store
Osaka, Umeda                                                      England: London, Sloane Street
Sagamihara, Isetan Department Store                               France: Paris, Rue de la Paix
Sapporo, Mitsukoshi Department Store *                            France: Paris, LePrintemps Department Store
Sapporo, Daimaru Dept. Store                                      Germany: Frankfurt
Sendai, Mitsukoshi Department Store *                             Germany: Munich
Shinjuku, Isetan Department Store                                 Italy: Florence
Shinjuku, Mitsukoshi Department Store *                           Italy: Milan
Shinsaibashi, Daimaru Department Store                            Italy: Rome
Shizuoka, Matsuzakaya Department Store                            Switzerland: Zurich
Tachikawa, Isetan Department Store
Takamatsu, Mitsukoshi Department Store *
Takasaki, Takashimaya Department Store
Continued on Next Page

*Operated by Registrant's Subsidiaries with Mitsukoshi Ltd.

- PAGE 9 -                             TIFFANY & CO. REPORT ON FORM 10-K FY 2004

-----------------------------------------------------------     ------------------------------------------------------
               JAPAN (Cont'd)                                              CANADA AND CENTRAL/SOUTH AMERICA
-----------------------------------------------------------     ------------------------------------------------------
Tamagawa, Takashimaya Department Store                          Canada: Toronto
Tokyo Bay, Ikspiari *                                           Mexico: Mexico City, Palacio Store, Polanco
Tokyo, Ginza Flagship Store *                                   Mexico: Mexico City, Palacio Store, Perisur
Tokyo, Marunouchi                                               Mexico: Mexico City, Masaryk
Tottori, Daimaru Department Store                               Mexico: Puebla, Palacio Store
Umeda, Daimaru Department Store                                 Brazil: Sao Paulo, Iguatemi Shopping Center
Utsunomiya, Tobu Department Store                               Brazil: Sao Paulo, Jardins
Wakayama, Kintetsu Department Store
Yokohama, Landmark Plaza, Mitsukoshi *
Yokohama, Mitsukoshi Department Store * (closed 3/05)
Yokohama, Takashimaya Department Store (open 4/05)

*Operated by Registrant's Subsidiaries with Mitsukoshi Ltd.

                            Business with Mitsukoshi

      On August 1, 2001, Registrant's wholly-owned subsidiary, Tiffany & Co. Japan Inc. ("Tiffany-Japan"), entered into agreements with Mitsukoshi Ltd. of Japan ("Mitsukoshi"). These agreements continued long-standing commercial relationships that Registrant and its affiliated companies had with Mitsukoshi. These agreements will expire on January 31, 2007.

      In Fiscal 2002, 2003 and 2004, respectively, total Japan sales of TIFFANY & CO. merchandise represented 26%, 24% and 22% of Registrant's net sales. Sales recorded in retail locations operated in connection with Mitsukoshi accounted for 16%, 14% and 12% of Registrant's net sales in those years.

      Tiffany-Japan has merchandising and marketing responsibilities in the operation of TIFFANY & CO. Boutiques in Mitsukoshi's stores and other locations throughout Japan. Mitsukoshi acts for Tiffany-Japan in the sale of merchandise owned by Tiffany-Japan. Tiffany recognizes as revenues the retail price charged to the ultimate consumer in Japan. Tiffany-Japan holds inventories for sale, establishes retail prices, bears the risk of currency fluctuations, provides one or more brand managers in each boutique, controls merchandising and displays within the boutiques, manages inventory and controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise. Mitsukoshi provides and maintains boutique facilities and assumes retail credit and certain other risks.

      Mitsukoshi provides retail staff in "Standard Boutiques" and Tiffany-Japan provides retail staff in "Concession Boutiques." At present, there are 10 Standard Boutiques and 10 Concession Boutiques. Risk of inventory loss varies depending on whether the boutique is a Standard Boutique or a Concession Boutique. Mitsukoshi bears responsibility for loss or damage to the merchandise in Standard Boutiques and Tiffany-Japan bears the risk in Concession Boutiques.

      Mitsukoshi retains a portion (the "basic portion") of the net retail sales made in TIFFANY & CO. Boutiques. The basic portion varies depending on the type of Boutique and the retail price of the merchandise involved. Through January 31, 2003, Mitsukoshi's basic portion was 27% in Standard Boutiques and 20% in Concession Boutiques for most merchandise. From February 1, 2003 through the expiration of the 2001 Agreement, the highest

- PAGE 10 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004
basic portion available to Mitsukoshi will be 26% in any Standard Boutique and not less than 17% for any Concession Boutique.

      Tiffany-Japan also pays Mitsukoshi an incentive fee of 5% of the amount by which boutique sales increase above "Target Sales" calculated on a per-boutique basis. Target Sales means a year-to-year increase that is greater than the lesser of (i) 10% or (ii) a sales goal set by Tiffany-Japan.

      In June 2003, through its purchase of a trust beneficiary interest, Registrant's Japanese affiliate acquired the land and building housing the 12,000 gross square foot TIFFANY & CO. store located in Tokyo's Ginza shopping district (the "Tokyo Flagship Store"). The Tokyo Flagship Store is leased by Tiffany-Japan to Mitsukoshi. Tiffany-Japan bears all costs of operating the Premises. Tiffany-Japan selects and furnishes merchandise for display in the Flagship Store, prices the merchandise for retail sale, bears all risk of loss until the merchandise is sold to a customer and determines all issues of display, packaging, signage and advertising. Mitsukoshi acts for Tiffany-Japan in the sale of the merchandise, collects and holds the sales proceeds, makes credit available to customers, bears all credit losses and provides its point-of-sale transaction processing system (the "POS System"). Tiffany-Japan provides all necessary staff other than employees provided by Mitsukoshi in connection with the POS System. Management of the Tokyo Flagship Store, other than with respect to the POS System, is the responsibility of Tiffany-Japan. After compensating Tiffany-Japan on a percentage-of-sales basis for rent and staffing, Mitsukoshi is allocated 3% of net sales made in the Tokyo Flagship store.

                      International Wholesale Distribution

      Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in markets in Central/Latin/South American, Caribbean, Canadian, Asia-Pacific, Russian and Middle Eastern regions. Such sales represented 1.5% of net sales in Fiscal 2004.

      Management anticipates continued expansion of international wholesale distribution in Central/Latin/South American, Caribbean and Asia-Pacific regions as markets are developed.

                    Expansion of Worldwide Retail Operations

      Registrant expects to continue to open TIFFANY & CO. stores in locations outside the United States. However, the timing and success of this program will depend upon many factors, including Registrant's ability to obtain suitable retail space on satisfactory economic terms and the extent of consumer demand for TIFFANY & CO. products in overseas markets. Such demand varies from market to market.

      The Company's commercial relationship with Mitsukoshi and Mitsukoshi's ability to continue as a leading department store operator have been and will continue to be substantial factors in the Company's continued success in Japan. Presently, TIFFANY & CO. boutiques are located in 20 Mitsukoshi department stores and other retail locations operated with Mitsukoshi in Japan. The Company also operates 30 boutiques primarily in department stores other than Mitsukoshi, in locations within Japan.

      The arrangements with other Japanese department stores are substantially similar to the Company's relationship with Mitsukoshi, with varying fees from store to store. In recent years, the

- PAGE 11 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

Japanese department store industry has, in general, suffered declining sales. There is a risk that such financial difficulties will force consolidations or store closings. Should one or more Japanese department store operators elect or be required to close one or more stores now housing a TIFFANY & CO. boutique, the Company's sales and earnings would be reduced while alternate premises were being obtained.

      Tiffany began its ongoing program of international expansion through proprietary retail stores in 1986 with the establishment of the London flagship store. Company-operated international TIFFANY & CO. stores and boutiques range in size from approximately 700 to 15,000 gross square feet and total approximately 279,000 gross square feet devoted to retail purposes. The following chart details the growth in TIFFANY & CO. stores and boutiques since Fiscal 1987 on a worldwide basis:

Worldwide TIFFANY & CO. Retail Locations Operated by Registrant's Subsidiary
                                   Companies

                          Americas and Europe                    Asia-Pacific
                  -----------------------------------    ------------------------------
                               Canada,
                            Central/Latin
End of                          /South
Fiscal:           U.S.         Americas        Europe    Japan       Elsewhere    Total
-------           ----      -------------      ------    -----       ---------    -----
 1987               8             0               2         0            0         10
 1988               9             0               3         0            1         13
 1989               9             0               5         0            2         16
 1990              12             0               5         0            3         20
 1991              13             1               7         0            4         25
 1992              16             1               7         7            4         35
 1993              16             1               6        37**          5         65
 1994              18             1               6        37            7         69
 1995              21             1               6        38            9         75
 1996              23             1               6        39           12         81
 1997              28             2               7        42           17         96
 1998              34             2               7        44           17        104
 1999              38             3               8        44           17        110
 2000              42             4               8        44           21        119
 2001              44             5              10        47           20        126
 2002              47             5              11        48           20        131
 2003              51             7              11        50           22        141
 2004              55             7              12        53           24        151

**Prior to July 1993, many TIFFANY & CO. boutiques in Japan were operated by Mitsukoshi (ranging from 21 in 1987 to 29 in 1993). See Business with Mitsukoshi above.

- PAGE 12 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

Other (previously called Specialty Retail)

      In Fiscal 2002, the Company established this channel of distribution to include the consolidated results of existing or future businesses that sell or will sell merchandise under non-TIFFANY trademarks and trade names. In Fiscal 2004, the Company also initiated, through this channel of distribution, wholesale sales of rough and unpolished diamonds that were found to be unsuitable for Tiffany's needs.

      Registrant believes that the sale of merchandise under non-Tiffany trademarks and tradenames offers an opportunity to achieve incremental growth in sales and earnings without diminishing the distinctive appeal of the TIFFANY & CO. brand. Businesses to be developed or acquired for this channel have been and will be chosen with a view to more fully exploit Registrant's established infrastructure for distribution and manufacturing of luxury products, store development and brand management.

                            Little Switzerland, Inc.

      In October 2002, the Company, through a subsidiary, completed the acquisition of all the shares of Little Switzerland, Inc., a specialty retailer of brand name watches, jewelry, china, crystal and giftware. Little Switzerland stores are located on six Caribbean islands (St. Thomas (3); St. Maarten/St. Martin (3); St. John (1); Aruba (6); Curacao (1); and Barbados (1)) and in Florida (Key West (3); Sunrise (1)) and Alaska (Skagway (2); Juneau (1); and Ketchikan (1)), and appeal primarily to tourists from the United States. Little Switzerland sells primarily non-TIFFANY brand products, but certain stores carry selected TIFFANY & CO. merchandise.

                             Temple St. Clair L.L.C.

      In December 2002, the Company invested in Temple St. Clair L.L.C., a privately held company engaged in the design and wholesale sale of jewelry in the United States. Temple St. Clair has exclusive rights to the designs of Temple St. Clair Carr. In Fiscal 2003, Temple St. Clair opened its first retail boutiques in Costa Mesa, California and Short Hills, New Jersey. The results of Temple St. Clair's operations are being consolidated in the Registrant's financial statements based upon ownership interest and control over the operations of the business.

                                 Iridesse, Inc.

      In Fiscal 2004, the Company organized a new retail subsidiary, under the name Iridesse, Inc., to exclusively engage in the design and retail sale of pearl jewelry in the United States. In Fiscal 2004, Iridesse opened its first retail boutiques in Short Hills, New Jersey and McLean, Virginia. Iridesse has entered into lease agreements to open additional branches in Fiscal 2005, including a lease in Woodfield, Illinois and plans to open others. The results of Iridesse's operations are being consolidated in the Registrant's financial statements.

                             Wholesale Diamond Sales

      In Fiscal 2004, the Company implemented the sale of rough and polished diamonds that were found unsuitable for Tiffany's needs. Rough or cut stones that do not meet Tiffany's quality standards are sold to third parties through the Other channel of distribution. The Company's objective from such sales is to recoup its original costs, thereby earning minimal, if any, gross margin on those transactions.

- PAGE 13 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                            Advertising and Promotion

      Tiffany regularly advertises, primarily in newspapers and magazines, and periodically conducts product promotional events. In Fiscal 2002, 2003 and 2004, Tiffany spent approximately $101.9 million, $122.4 million and $135.0 million, respectively, on worldwide advertising, which include costs for media, production, catalogs, promotional events and other related items.

      Public Relations (promotional) activity is a significant aspect of Registrant's business. Management believes that Tiffany's image is enhanced by a program of charity sponsorships, grants and merchandise donations. Donations are also made to The Tiffany & Co. Foundation, a private foundation organized to support 501(c)(3) charitable organizations with efforts concentrated in the education and preservation of the arts and environmental conservation. Tiffany also engages in a program of retail promotions and media activities to maintain consumer awareness of the Company and its products. Each year, Tiffany publishes its well-known Blue Book which showcases jewelry and other merchandise. Tiffany's window displays are another important aspect of Tiffany's promotional efforts. John Loring, Tiffany's Design Director, is the author of numerous books featuring TIFFANY & CO. products. Registrant considers these and other promotional efforts important in maintaining Tiffany's image.

                                   Trademarks

      The designations TIFFANY(R) and TIFFANY & CO.(R) are the principal trademarks of Tiffany, as well as serving as trade names. Through its subsidiaries, the Company has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO., as well as the TIFFANY BLUE BOX(R) and the color TIFFANY BLUE(R) for a variety of product categories in the United States and in other countries. Over the years, Tiffany has maintained a program to protect its trademarks and has instituted legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products. Tiffany has been generally successful in such actions and management considers that its United States trademark rights in TIFFANY and TIFFANY & CO. are strong. However, use of the designation TIFFANY by third parties (often small companies) on unrelated goods or services, frequently transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action. Tiffany actively pursues those who counterfeit or sell counterfeit TIFFANY & CO. goods through civil action and cooperation with criminal law enforcement agencies. However, counterfeit TIFFANY & CO. goods remain available in many markets and the cost of enforcement is expected to continue to rise. In the past two years, there has been an increase in the availability of counterfeit goods, predominantly silver jewelry, in various markets by street vendors and small retailers and on the Internet. The continued availability of counterfeit goods within these various markets has the potential, in the long term, to devalue the Tiffany brand.

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

- PAGE 14 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                                Designer Licenses

      Tiffany has been the sole licensee for jewelry designed by Elsa Peretti, Paloma Picasso and the late Jean Schlumberger since Fiscal 1974, 1980 and 1956, respectively. In Fiscal 1992, Tiffany acquired trademark and other rights necessary to sell the designs of the late Mr. Schlumberger under the TIFFANY-SCHLUMBERGER trademark. Ms. Peretti and Ms. Picasso retain ownership of copyrights for their designs and of their trademarks and exercise approval rights with respect to important aspects of the promotion, display, manufacture and merchandising of their designs. Tiffany is required by contract to devote a portion of its advertising budget to the promotion of their respective products; each is paid a royalty by Tiffany for jewelry and other items designed by them and sold under their respective names. Written agreements exist between Ms. Peretti and Tiffany and between Ms. Picasso and Tiffany but may be terminated by either party following six months notice to the other party. Tiffany is the sole retail source for merchandise designed by Ms. Peretti worldwide; however, she has reserved by contract the right to appoint other distributors in markets outside the United States, Canada, Japan, Singapore, Australia, Italy, the United Kingdom, Switzerland and Germany.

      The designs of Ms. Peretti accounted for 15%, 15% and 14% of the Company's net sales in Fiscal 2002, 2003 and 2004, respectively. Merchandise designed by Ms. Picasso accounted for 4% of the Company's net sales in Fiscal 2002, 2003 and 2004.

      Registrant's operating results could be adversely affected were it to cease to be a licensee of either of these designers or should its degree of exclusivity in respect of their designs be diminished.

             Merchandise Purchasing, Manufacturing and Raw Materials

      Merchandise offered for sale by the Company is supplied from Tiffany's jewelry and silver goods manufacturing facilities in Cumberland, Rhode Island; Cranston, Rhode Island; Pelham, New York; the hollowware manufacturing facility in Tiffany's Retail Service Center and through purchases and consignments from others. It is Registrant's long-term objective to continue its expansion of Tiffany's internal manufacturing operations. However, it is not expected that Tiffany will ever manufacture all of its needs. Factors to be considered in its decision to outsource manufacturing include product quality, gross margin improvement, access to or mastery of various jewelry-making skills and technology, support for alternative capacity and the cost of capital investments. The following table shows Tiffany's sources of jewelry merchandise, based on cost, for the periods indicated:


        Jewelry Merchandise                         Fiscal Years

                                               2002     2003     2004
                                               ----     ----     ----
Finished Goods produced by Tiffany*             58%      57%      63%

Finished Goods purchased from others            42%      43%      37%
                                                ---      ---      ---
Total                                          100%     100%     100%
                                                ===      ===      ===

*Includes raw materials provided by Tiffany to subcontractors.

      A substantial majority of non-jewelry merchandise is purchased from others.

- PAGE 15 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

      Gems and precious metals used in making Tiffany's jewelry may be purchased from a variety of sources. For the most part, purchases of such materials are from suppliers with which Tiffany enjoys long-standing relationships.

      Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 36%, 40% and 43% of Tiffany's net sales in Fiscal 2002, 2003 and 2004, respectively. Products containing one or more diamonds of one carat or larger accounted for less than 10% of net sales in each of those years. Tiffany purchases cut diamonds principally from eight key vendors. Were trade relations between Tiffany and one or more of these vendors to be disrupted, the Company's sales would be adversely affected in the short term until alternative supply arrangements could be established. Diamonds of one carat or greater of the quality the Company demands are, on a relative basis, more difficult to acquire than smaller diamonds. Established sources for smaller stones would be more easily replaced in the event of a disruption in supply than could sources for larger-sized stones.

      Except as noted above, Tiffany believes that there are numerous alternative sources for gems and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.

      In Fiscal 1999, the Company made a 14.7% equity investment ($71 million) in Aber Diamond Corporation ("Aber"), a publicly-traded company headquartered in Canada, by purchasing 8 million unregistered shares of its common stock. In Fiscal 2004, the Company sold this investment. Aber holds a 40% interest in the Diavik Diamond Mine in Northwest Canada. Under the Company's continuing diamond purchase agreement with Aber, Tiffany is obligated to purchase at least $50 million in diamonds annually, if available, (in assortments of diamonds expected to cut/polish to Tiffany's quality standards) during the next 9 years.

      The supply and price of rough (uncut and unpolished) diamonds in the principal world markets have been and continue to be significantly influenced by a single entity, the Diamond Trading Corporation (the "DTC") of De Beers Centenary AG, a Swiss corporation. However, the role of the DTC is rapidly changing and that change has greatly affected, and will continue to affect, traditional channels of supply in the markets for rough and cut diamonds. The DTC continues to supply a significant portion of the world market for rough, gem-quality diamonds, notwithstanding that its historical ability to control worldwide production supplies has been significantly diminished due to changing politics in diamond-producing countries and revised contractual arrangements with independent mine operators. Also, the DTC may no longer maintain a reserve of diamonds as a mechanism to control available supplies. Nonetheless, the DTC continues to exert a significant influence on the demand for polished diamonds through advertising and marketing efforts throughout the world and through the requirements it imposes on those who purchase rough diamonds from the DTC ("sight-holders"). However, the DTC has recently reduced the number of sight-holders and has announced that those who will remain sight-holders will be expected to be involved in diamond advertising, promotional and branding initiatives or to supply diamonds to those who are.

      Until Fiscal 2003, Tiffany did not purchase rough diamonds. In Fiscal 2004, Tiffany acquired an equity interest in a firm that is a sight-holder. In addition to the aforementioned firm, some, but not all, of Tiffany's suppliers are DTC sight-holders, and it is estimated that a significant portion of the diamonds that Tiffany has purchased have had their source with the DTC.

- PAGE 16 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

      Tiffany expects to continue to purchase rough diamonds from Aber and other sellers through its affiliated companies. Tiffany sorts, processes, and cuts/polishes some diamonds purchased from Aber and other sellers. Other diamonds are provided to contractors for cutting/polishing and return. In conducting these activities, it is Tiffany's intention to supply its own needs for cut/polished diamonds to as great an extent as possible. Tiffany will strive to minimize the number of rough or cut stones that do not meet its quality standards and must be sold to third parties; however, some such sales are inevitable and have been conducted through Registrant's "Other" channel of distribution. The Company's objective from such sales is to recoup its original costs, thereby earning minimal, if any, gross margin on those transactions.

      The availability and price of diamonds to the DTC, Tiffany and Tiffany's suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. As a consequence of changes in the sight-holder system and increased competition in the retail diamond trade, substantial competition exists for rough diamonds, which resulted in significant increases in diamond prices in Fiscal 2004. Sustained interruption in the supply of rough diamonds, an over-abundance of supply or a substantial change in the marketing arrangements described above could adversely affect Tiffany and the retail jewelry industry as a whole. Changes in the marketing and advertising policies of DTC and its direct purchasers could affect consumer demand for diamonds. Additionally, an affiliate of the DTC has formed a joint venture with an affiliate of a major luxury goods retailer for the purpose of retailing diamond jewelry. This joint venture has become a competitor of Tiffany. Further, the DTC has encouraged its sight-holders to engage in diamond brand development, which may also increase demand for diamonds and affect the supply of diamonds in certain categories.

      Increasing attention has been focused within the last few years on the issue of "conflict" diamonds. Conflict diamonds are extracted from war-torn geographic regions and sold by rebel forces to fund insurrection. Allegations have been made in the press that diamond trading is used as a source of funds to further terrorist activities. Concerned participants in the diamond trade, including Tiffany and non-government organizations, seek to exclude such diamonds, which represent a small fraction of the world's supply, from legitimate trade through an international system of certification and legislative initiatives. It is expected that such efforts will not substantially affect the supply of diamonds.

      Synthetic diamonds have become available in small quantities. Although significant questions remain as to the ability of producers to produce synthetic diamonds economically within a full range of sizes and natural diamond colors, and as to consumer acceptance of synthetic diamonds, it is possible that synthetic diamonds may become a factor in the market. Should synthetic diamonds come into the market in significant quantities at prices significantly below those for natural diamonds of comparable quality, the price for natural diamonds may fall unless consumers are willing to pay a premium for natural diamonds. Such a price decline could affect the price that Tiffany is able to obtain for its products. Also, a significant decline in the price of natural diamonds may affect the economics of diamond mining, causing some mining operations to become uneconomic; this, in turn, could lead to shortages in natural diamonds.

      Finished jewelry is purchased from approximately 80 manufacturers, most of which have long-standing relationships with Tiffany. Tiffany believes that there are alternative sources for most jewelry items; however, due to the craftsmanship involved in certain designs, Tiffany would have difficulty in finding readily available alternatives in the short term.

- PAGE 17 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

      Components for TIFFANY & CO. brand timepieces are manufactured and assembled by third parties. Approximately 57% of net watch sales during Fiscal 2004 were attributable to a single manufacturer. Nearly all movements for Tiffany's new MARK line of watches are purchased from a single manufacturer. The loss of this manufacturer could result in the unavailability of timepieces during the period necessary for Tiffany to arrange for new production.

                                   Competition

      Registrant encounters significant competition in all of its product lines from other third-party providers, some of which specialize in just one area in which the Company is active. Many of the Company's competitors have established worldwide, national or local reputations for style, quality, expertise and customer service similar to that of the Company and compete on the basis of that reputation. Other jewelers and retailers compete primarily through advertised price promotion. The Company competes on the basis of reputation for high quality products, brand recognition, customer service and distinctive value-priced merchandise and does not engage in price promotional advertising. See Merchandise Purchasing, Manufacturing and Raw Materials above.

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

      Registrant also faces increasing competition in the area of direct marketing. A growing number of direct sellers compete for access to the same mailing lists of known purchasers of luxury goods. Tiffany currently distributes selected merchandise through its Website at www.tiffany.com and anticipates continuing competition in this area as the technology evolves. Tiffany does not offer diamond engagement jewelry through its Website, while certain of Tiffany's competitors do. Nonetheless, Tiffany will seek to maintain and improve its position in the Internet marketplace by refining and expanding its merchandise selection and services.

                                   Seasonality

      As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.

- PAGE 18 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                                    Employees

      As of January 31, 2005, the Registrant's subsidiary corporations employed an aggregate of approximately 7,341 full-time and part-time persons. Of those employees, 5,424 are employed in the United States. Of the total number of employees, approximately 1,704 persons are salaried employees, 932 are engaged in manufacturing and 3,695 are retail store personnel. Approximately 14 of the total number of employees are represented by unions. Registrant believes that relations with its employees and these unions are good.

ITEM 2. PROPERTIES

      Registrant both owns and leases its principal operating facilities and occupies its various store premises under lease arrangements that are generally on a two to ten-year basis.

                             New York Flagship Store

      In November 1999, Tiffany repurchased the land and building housing its flagship store at 727 Fifth Avenue in New York City. Prior to its repurchase, Tiffany had leased the building since 1984. Constructed for Tiffany in 1940, the building was designed to be a retail store for the Company and is believed to be well located for this function. Currently, approximately 40,000 gross square feet of this 124,000 square foot building are devoted to retail sales, with the balance devoted to administrative offices, certain product services, jewelry manufacturing and storage. In Fiscal 2000, Tiffany commenced a multiyear renovation and reconfiguration project to increase the store's selling space and provide additional floor space for customer service and special exhibitions. An additional selling floor was opened in November 2001 and renovations of three other floors were completed by the end of Fiscal 2004. Tiffany anticipates completion of its renovation plans within the next two years.

                              London Flagship Store

      In October 2002, Registrant purchased through a subsidiary the building housing its flagship European store at 25/25A Old Bond Street in London and the adjacent building at 15 Albermarle Street. The London store had been leased since Fiscal 1986 and was expanded to its current 15,200 gross square feet in 1991. In Fiscal 2004, a renovation and reconfiguration plan commenced to increase the store's interior selling space by approximately 60%. The renovation plan will occur in several phases through Fiscal 2006.

                              Tokyo Flagship Store

      In June 2003, through its purchase of a trust beneficiary interest, Registrant's Japanese affiliate acquired the land and building housing its flagship store in Tokyo's Ginza shopping district. The 61,000 square foot, nine-story building houses retail, restaurant and office tenants, including the TIFFANY & CO. store located on the street level, second and third floors. Prior to its purchase, the Tokyo flagship store had been leased and subleased by Tiffany-Japan to Mitsukoshi. The store was expanded to its current 12,000 gross square feet in Fiscal 1999.

- PAGE 19 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                              Retail Service Center

      In Fiscal 1995, Tiffany entered into a lease of undeveloped property in Parsippany, New Jersey, in order to construct and occupy a new distribution facility. In April 1997, construction of the "Retail Service Center" ("RSC") on that property was completed and Tiffany commenced operations. The RSC is a combined warehouse, distribution, light manufacturing, computing and office center. To meet increased demand, the computer and office center areas were expanded during Fiscal 2001. In January 2001, Tiffany exercised its right under the lease to purchase the RSC for a scheduled purchase price. This capital lease buyout was completed on January 31, 2002. Registrant believes that the RSC has been properly designed to handle worldwide distribution functions and that it is suitable for that purpose. The RSC comprises approximately 370,000 square feet, of which approximately 186,000 square feet are devoted to office and computer operations use, with the balance devoted to warehousing, shipping, receiving, light manufacturing, merchandise processing and other distribution functions. The RSC specializes in receipt of merchandise from around the world and replenishment of retail stores.

                           Customer Fulfillment Center

      In anticipation of growth in sales volume, in Fiscal 2001 Tiffany entered into a ground lease of undeveloped property in Hanover Township, New Jersey in order to construct and occupy a Customer Fulfillment Center ("CFC") to manage the warehousing and processing of direct-to-customer orders and to perform other distribution functions. Construction of the CFC was completed and Tiffany commenced operations at this facility in September 2003 under a temporary certificate of occupancy, with a permanent certificate of occupancy anticipated when the landlord completes certain corrective work to the property to the satisfaction of the Township. Tiffany and the landlord also have a dispute over the landlord's entitlement to reimbursement of certain costs associated with the landlord's site work. The CFC comprises approximately 266,000 square feet, of which approximately 34,500 square feet are devoted to office use, and the balance to warehousing, shipping, receiving, merchandise processing and other warehouse functions.

                Manufacturing Facility - Cumberland, Rhode Island

      Tiffany's manufacturing facility in Cumberland, Rhode Island commenced operations in May of 2001. It is a 100,000 square foot facility that was specially designed and constructed for Tiffany for the manufacture of jewelry. It produces a significant portion of the silver, gold and platinum jewelry and silver accessory items sold under the TIFFANY & CO. trademark.

                 Manufacturing Facility - Cranston, Rhode Island

      On January 31, 2003 Tiffany purchased a warehouse facility and land located in Cranston, Rhode Island. During Fiscal 2003, Tiffany renovated the 75,000 square foot building to process metals for raw material use.

- PAGE 20 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

             Manufacturing Facilities - Westchester County, New York

      On July 1, 1997, Tiffany entered into a lease for a 34,280 square foot manufacturing facility in Pelham, New York, to expire on June 30, 2008. In Fiscal 2004, Tiffany modified the lease to add an additional 10,200 square feet to the lease, subject to the original expiration date.

      On February 16, 2005, Tiffany purchased approximately 22,000 square feet of space to be used as a manufacturing facility for jewelry setting in Mount Vernon, New York.

                  U.S. TIFFANY & CO. Branch Retail Store Leases

      Set forth below is the expiration date for each of Tiffany's existing branch and subsidiary retail store leases (and, where applicable, optional renewal terms):

                     U.S. BRANCH TIFFANY & CO. STORE LEASES

CITY                    STATE/TERR.   LOCATION                             EXPIRATION DATE       RENEWAL OPTIONS
----                    -----------   ----------------------------------   ------------------    -------------------
Atlanta                 GA            Phipps Plaza Shopping Center         July 31, 2010
Bal Harbour             FL            Bal Harbour Shops                    May 31, 2014
Bellevue                WA            Bellevue Square                      May 31, 2017
Beverly Hills           CA            Two Rodeo Drive                      October 6, 2020
Boca Raton              FL            Town Center at Boca                  January 31, 2010      One five-year term
Boston                  MA            Copley Place                         July 31, 2009         Two five-year terms
Century City            CA            Century City Shopping Center         June 30, 2009
Charlotte               NC            SouthPark Mall                       September 30, 2015    One five-year term
Chestnut Hill           MA            The Atrium at Chestnut Hill          January 31, 2008      One five-year term
Chevy Chase             MD            5500 Wisconsin Avenue                January 31, 2006
Chicago                 IL            730 North Michigan Avenue            October 20, 2012      Two five-year terms
Cincinnati              OH            Fountain Place                       November 30, 2012     Two five-year terms
Coral Gables            FL            Village of Merrick Park              January 31, 2014      One five-year term
Costa Mesa              CA            South Coast Plaza                    January 31, 2019
Dallas                  TX            The Galleria                         May 31, 2009
Dallas                  TX            NorthPark Center                     May 31, 2009          One five-year term
Denver                  CO            Cherry Creek Shopping Center         January 31, 2008      One five-year term
East Hampton            NY            53 Main Street                       February 29, 2012     Two five-year terms
Edina                   MN            Galleria Shopping Center             January 31, 2015      One five-year term
Greenwich               CT            140 Greenwich Avenue                 July 31, 2010         Two five-year terms
Hackensack              NJ            Riverside Square Mall                September 30, 2006
Honolulu                HI            Ala Moana Center                     January 31, 2011
Honolulu                HI            2100 Kalakaua Avenue                 October 31, 2017      Two five-year terms
Houston                 TX            The Galleria                         September 30, 2006
Kansas City             MS            Country Club Plaza                   January 31, 2020      One five-year term
King of Prussia         PA            The Plaza at King of Prussia         November 30, 2005     One five-year term
Las Vegas               NV            Bellagio                             March 1, 2008         One ten-year term
Manhasset               NY            Americana Shopping Center            June 9, 2008
Maui                    HI            Whalers Village                      July 31, 2005         Renewal under
                                                                                                 negotiation
Maui                    HI            The Shops at Wailea                  November 30, 2010     One five-year term
Oak Brook               IL            Oakbrook Center                      April 30, 2009        Two five-year terms
Old Orchard             IL            Old Orchard Shopping Center          April 30, 2010        One five-year term
Orlando                 FL            The Mall at Millenia                 December 31, 2012     One five-year term
Palm Beach              FL            259 Worth Avenue                     May 31, 2007          Two five-year terms
Palm Beach Gardens      FL            The Gardens of Palm Beaches          January 31, 2015      One five-year term
Palm Desert             CA            The Gardens on El Pasco              January 31, 2014      One five-year term
Palo Alto               CA            Stanford Shopping Center             May 31, 2007

- PAGE 21 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

CITY                    STATE/TERR.   LOCATION                             EXPIRATION DATE       RENEWAL OPTIONS
----                    -----------   ----------------------------------   ------------------    -------------------
Philadelphia            PA            The Bellevue                         June 30, 2010         One five-year term
Portland                OR            Pioneer Place                        December 31, 2010     One five-year term
San Diego               CA            Fashion Valley Shopping Center       December 31, 2007     One five-year term
San Francisco           CA            Union Square                         October 23, 2011      One ten-year term
Santa Clara (San        CA            Westfield Shoppingtown Valley        January 31, 2012
Jose)                                 Fair
Scottsdale              AZ            Scottsdale Fashion Square            December 31, 2008     One five-year term
Seattle                 WA            Pacific Place                        October 28, 2008      Two five-year terms
Short Hills             NJ            The Mall at Short Hills              January 31, 2010
St. Louis               MO            Plaza Frontenac                      September 26, 2012    One five-year term
Tampa                   FL            International Plaza                  January 31, 2011      One five-year term
Tamuning                Guam          Tumon Bay - DFS                      February 28, 2008
Tamuning                Guam          Tumon Sands Plaza                    September 30, 2008
Troy                    MI            The Somerset Collection              September 30, 2007
Vienna                  VA            Fairfax Square                       March 31, 2010        One five-year term
Walnut Creek            CA            The Corner                           April 28, 2013        Two five-year terms
Westport                CT            40 Post Road East                    February 28, 2015     One five-year term
White Plains            NY            The Westchester                      March 31, 2010

                       New U.S. TIFFANY & CO. Store Leases

      In addition to the U.S. leases described herein on pages 21 and 22, Tiffany has entered into the following new leases for domestic stores expected to open in Fiscal 2005: a 10-year lease for a 3,036 square foot store at Carmel Plaza in Carmel, California, a 10-year lease for a 5,845 square foot store at The Waterside Shops in Naples, Florida, a 10-year lease for a 5,613 square foot store on Colorado Boulevard in Pasadena, California, and a 10-year lease for a 5,980 square foot store at The Shops at La Cantera in San Antonio, Texas.

             International TIFFANY & CO. Branch Retail Store Leases

                 INTERNATIONAL BRANCH TIFFANY & CO. STORE LEASES

COUNTRY             CITY          LOCATION                 EXPIRATION DATE             RENEWAL OPTIONS
-------             ------------  -----------------------  ------------------          -------------------------
Australia           Sydney        28 Castlereagh Street    September 15, 2018
Australia           Melbourne     267 Collins Street       October 31, 2005            Three five-year terms
Brazil              Sao Paulo     Jardins                  February 29, 2008           One five-year term
Brazil              Sao Paulo     Shopping Center          January 1, 2006             Two five-year terms
                                  Iguatemi
Canada              Toronto       85 Bloor Street West     August 31, 2006             One seven-year term
England             London        The Royal Exchange       August 31, 2016             Three five-year terms
England             London        145 Sloane Street        March 24, 2014
France              Paris         6 Rue de la Paix         April 1, 2011               One three-year term
Germany             Frankfurt     20 Goethestrasse         January 31, 2011            One five-year term
Germany             Munich        Residenzstrasse 11       January 31, 2009
Hong Kong                         Hong Kong  Int'l         February 20, 2009
                                  Airport
Hong Kong                         Int'l Finance Center     October 26, 2008
Hong Kong                         The Landmark             May 31, 2005                Renewal under negotiation
Hong Kong           Kowloon       The Peninsula            February 28, 2007
Hong Kong                         Pacific Place            July 6, 2008
Italy               Florence      Via Tournabuoni          December 31, 2007           One six-year term
Italy               Milan         Via della Spiga          October 31, 2005            One six-year term
Italy               Rome          Via Del Babuino          December 31, 2007           One six-year term+
Korea               Pusan         Paradise Hotel           September 20, 2005
Malaysia            Kuala Lumpur  Suria KL City Centre     November 30, 2005           Renewal under negotiation

- PAGE 22 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

Mexico              Mexico City   Masaryk                  May 31, 2009                Two five-year terms
Singapore                         Raffles Hotel            September 15, 2006
Singapore                         Ngee Ann City            September 14, 2005          One three-year term
Switzerland         Zurich        Bahnhofstrasse 14        September 30, 2010          Auto five-year terms
Taiwan              Taipei        Regent Hotel             April 30, 2006
Taiwan              Taipei        Taipei Financial Center  May 7, 2009

+ Renewal subject to conditions imposed by Italian law, including right of landlord to occupy premises for its own use.

                  LITTLE SWITZERLAND Branch Retail Store Leases

                     LITTLE SWITZERLAND BRANCH STORE LEASES

CITY / ISLAND         STATE/TERR.      LOCATION                 EXPIRATION DATE             RENEWAL OPTIONS
-------------         -----------      -----------------------  -----------------           ---------------------
Juneau                AK               236 S. Franklin St.      January 1, 2006             One ten-year term
Ketchikan             AK               328 Mission St.          February 28, 2010           One three-year term
Skagway               AK               5th & Broadway           April 30, 2007
Skagway               AK               21/2 Broadway            November 1, 2006            One five-year term
Key West              FL               400 Front Street         October 31, 2007
Key West              FL               Hilton                   May 31, 2005                One three-year term
Key West              FL               402 Duval Street         October 31, 2006            Two five-year terms
Sunrise               FL               Sawgrass Mills           November 1, 2009
Aruba                 Caribbean        14 Caya G.F. Beticao     November 14, 2006
                      Islands          Croes, Oranjestad
Aruba                 Caribbean        J.E. Irausquin Blvd      March 31, 2007
                      Islands          230, Palm Beach
Aruba                 Caribbean        J.E. Irausquin Blvd 83,  January 21, 2006
                      Islands          Palm Beach
Aruba                 Caribbean        Wyndham Resort, Palm     May 31, 2006                One three-year term
                      Islands          Beach
Aruba                 Caribbean        Tamarijn Hotel,          December 31, 2005           One three-year term
                      Islands          Oranjestad
Aruba                 Caribbean        Royal Plaza, Oranjestad  January 31, 2006            Three five-year terms
                      Islands
Barbados              Caribbean        Da Costa's Mall ,        January 31, 2006            Three five-year terms
                      Islands          Brigetown
Curacao               Caribbean        Breedestraat 44-P        November 14, 2007           One five-year term
                      Islands
St. John              Caribbean        The Westin Resort        December 31, 2005
                      Islands
St. Maarten           Caribbean        #52 Front Street,        July 27, 2005               One five-year term
                      Islands          Philipsburg
St. Maarten           Caribbean        World Gifts Imports,     December 31, 2008           One five-year term
                      Islands          Harbor Village
St. Martin            Caribbean        6 Rue de la Liberte,     November 30, 2012
                      Islands          Marigot
St. Thomas+           Caribbean        01 Main Street           June 30, 2008               Two four-year terms
                      Islands
St. Thomas            Caribbean        Havensight Mall Wico     July 31, 2013
                      Islands          Dock
St. Thomas            Caribbean        48 AB Norre Gade         November 30, 2013           One ten-year term
                      Islands

+ Additional space in the Main Street store is operated under two separate leases, the first additional lease expiring on May 31, 2006 with a renewal option of one five-year term and the second additional lease expiring on October 31, 2008.

- PAGE 23 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                   TEMPLE ST CLAIR Branch Retail Store Leases

                       TEMPLE ST CLAIR BRANCH STORE LEASES

CITY                      STATE/TERR.      LOCATION                 EXPIRATION DATE             RENEWAL OPTIONS
-----------               -----------      ----------------------   ----------------            ---------------
Costa Mesa                CA               South Coast Plaza        January 31, 2014
Short Hills               NJ               The Mall at Short Hills  January 31, 2013

                       IRIDESSE Branch Retail Store Leases

                          IRIDESSE BRANCH STORE LEASES

CITY                      STATE/TERR.      LOCATION                 EXPIRATION DATE             RENEWAL OPTIONS
-----------               -----------      -----------------------  -------------------         ---------------
McLean                    VA               The Galleria at Tyson's  September, 30, 2014
                                           Corner
Short Hills               NJ               The Mall at Short Hills  January 31, 2014

                            New IRIDESSE Store Leases

      In addition to the U.S. leases described herein on page 24, Iridesse expects to open three to four new domestic stores in 2005, including a 10-year lease for a 1,473 gross square foot store in Woodfield, Illinois.

ITEM 3. LEGAL AND ENVIRONMENTAL PROCEEDINGS

      Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany's business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of their intellectual property rights by Tiffany, litigation instituted by persons alleged to have been injured upon premises within Registrant's control and litigation with present and former employees and customers. Although litigation with present and former employees is routine and incidental to the conduct of Tiffany's business, as well as for any business employing significant numbers of U.S.-based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, Registrant believes that litigation currently pending to which it or Tiffany is a party or to which its properties are subject will be resolved without any material adverse effect on Registrant's financial position, earnings or cash flows.

      On or about July 1, 2004, both Tiffany and the landlord of Tiffany's Customer Fulfillment Center ("River Park") requested arbitration of the parties' continuing dispute over their respective obligations surrounding completion of River Park's site work (Tiffany and Company v. River Park Business Center, Inc., American Arbitration Association). In connection with the arbitration, River Park's then pending civil claim in the Superior Court of New Jersey (Morris County), River Park Business Center, Inc. v. Tiffany and Company, was dismissed in September 2004.

      In the arbitration, Tiffany asserts River Park's continuing breach of its obligations to complete Landlord's Work by the close of Fiscal 2001, as originally required under the Ground Lease, and to obtain timely site plan approval from the Township of Hanover. Tiffany seeks damages stemming from River Park's continuous delays in completing its obligations, which damages Tiffany contends are in excess of $1,000,000. In its arbitration complaint, River Park

- PAGE 24 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004
seeks an unspecified amount in damages alleging entitlement to reimbursement of grading costs and excess installation costs of the landfill gas venting system.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Registrant are:

NAME                         AGE    POSITION                                          YEAR JOINED TIFFANY
Michael J. Kowalski          53     Chairman of the Board of Directors and                     1983
                                    Chief Executive Officer

James E. Quinn               53     President                                                  1986

Beth O. Canavan              50     Executive Vice President                                   1987

James N. Fernandez           49     Executive Vice President and                               1983
                                    Chief Financial Officer

Victoria Berger-Gross        49     Senior Vice President - Human Resources                    2001

Patrick B. Dorsey            54     Senior Vice President - General Counsel                    1985
                                    and Secretary

Fernanda M. Kellogg          58     Senior Vice President - Public Relations                   1984

Jon M. King                  48     Senior Vice President - Merchandising                      1990

Caroline D. Naggiar          47     Senior Vice President - Marketing                          1997

John S. Petterson            46     Senior Vice President - Operations                         1988

Michael J. Kowalski. Mr. Kowalski assumed the role of Chairman of the Board in January 2003, following the retirement of William R. Chaney. He has served as the Registrant's Chief Executive Officer since February 1999 and on the Registrant's Board of Directors since January 1995. Since joining Tiffany in 1983 as Director of Financial Planning, Mr. Kowalski held a variety of merchandising management positions and served as Executive Vice President from 1992 to 1996 with overall responsibility in the areas of merchandising, marketing, advertising, public relations and product design until his election as President in 1997. Mr. Kowalski is a member of the Board of Directors of Fairmont Hotels & Resorts and the Bank of New York. The Bank of New York is Tiffany's principal banking relationship, serving as Administrative Agent and a lender under Tiffany's credit agreement and as a trustee of Tiffany's Employee Pension Plan.

- PAGE 25 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

James E. Quinn. Mr. Quinn was appointed President effective January 31, 2003. He had served as Vice Chairman since 1998. After joining Tiffany in July 1986 as Vice President of branch sales for the Company's business-to-business sales operations, Mr. Quinn had various responsibilities for sales management and operations. He was promoted to Executive Vice President on March 19, 1992 and assumed responsibility for retail and corporate sales for the Americas in 1994. In January 1995, he became a member of Registrant's Board of Directors. He has responsibility for worldwide sales. Mr. Quinn is a member of the board of directors of BNY Hamilton Funds, Inc. and Mutual of America Capital Management, Inc.

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

James N. Fernandez. Mr. Fernandez joined Tiffany in October 1983 and has held various positions in financial planning and management prior to his appointment as Senior Vice President-Chief Financial Officer in April 1989. In January 1998, he was promoted to Executive Vice President-Chief Financial Officer. Presently, he has responsibility for accounting, treasury, investor relations, information technology, financial planning, business development and diamond operations, and overall responsibility for distribution, manufacturing, customer service and security. Mr. Fernandez is a member of the Board of Directors of The Dun & Bradstreet Corporation.

Victoria Berger-Gross. Dr. Berger-Gross joined Tiffany in February 2001 as Senior Vice President - Human Resources. Prior to joining Tiffany, she served as Senior Vice President & Director of Human Resources at Lehman Brothers from May 1999, Senior Director - Human Resources at Bertelsmann A.G.'s BMG Entertainment from March 1997, and Vice President - Organizational Effectiveness at Personnel Decisions International from January 1991.

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

John S. Petterson. Mr. Petterson joined Tiffany in 1988 as a management associate. He was promoted to Senior Vice President - Corporate Sales in May 1995 and, in February 2000, his responsibilities were expanded to include Direct Mail and the E-Commerce business. In May 2001, Mr. Petterson assumed the new role of Senior Vice President - Operations, with responsibility for worldwide distribution, customer service and security activities. His responsibilities were expanded in February 2003 to include manufacturing operations.

- PAGE 26 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Registrant's Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2003 were:

Fiscal 2003                       High               Low
---------------------             -------            -------
First Fiscal Quarter              $ 28.98            $ 21.60
Second Fiscal Quarter             $ 35.50            $ 27.19
Third Fiscal Quarter              $ 47.55            $ 32.79
Fourth Fiscal Quarter             $ 49.45            $ 39.00

      In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2004 were:

Fiscal 2004                       High               Low
---------------------             -------            -------
First Fiscal Quarter              $ 43.26            $ 35.44
Second Fiscal Quarter             $ 39.78            $ 32.38
Third Fiscal Quarter              $ 35.94            $ 27.00
Fourth Fiscal Quarter             $ 32.76            $ 29.47

      On March 24, 2005, the high and low selling prices quoted on such exchange were $32.66 and $32.20, respectively. On March 24, 2005 there were 5,957 record holders of Registrant's Common Stock.

      It is Registrant's policy to pay a quarterly dividend on the Registrant's Common Stock, subject to declaration by Registrant's Board of Directors. In Fiscal 2003, a dividend of $0.04 per share of Common Stock was paid on April 10, 2003, and dividends of $0.05 per share of Common Stock were paid on July 10, 2003, October 10, 2003 and January 12, 2004. In Fiscal 2004, a dividend of $0.05 per share of Common Stock was paid on January 12, 2004, and dividends of $0.06 per share of Common Stock were paid on July 12, 2004, October 11, 2004 and January 10, 2005.

      In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Report on Form 10-K, 1,494,731 shares of Registrant's Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933.

- PAGE 27 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

      The following table indicates the Company's stock repurchases of equity securities in the fourth quarter of Fiscal 2004:

                      Issuer Purchases of Equity Securities


Period                     (a) Total Number of     (b) Average Price     (c) Total Number of       (d) Maximum
-------------------         Shares (or Units)        Paid per Share       Shares (or Units)         Number (or
                                Purchased              (or Unit)         Purchased as Part of   Approximate Dollar
                           -------------------     -----------------     Publicly Announced     Value) of Shares, or
                                                                          Plans or Programs*    Units) that May Yet
                                                                         --------------------   Be Purchased Under
                                                                                                    the Plans or
                                                                                                     Programs*
                                                                                                --------------------
November 1, 2004 to               400,000                $31.25                  400,000             $57,424,000
November 30, 2004

December 1, 2004 to               900,000                $30.73                  900,000             $29,767,000
December 31, 2004

January 1, 2005 to                      0                     0                        0             $29,767,000
January 31, 2005

TOTAL                           1,300,000                $30.89                1,300,000             $29,767,000*



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

In March 2005, the Board of Directors approved a new stock repurchase program and terminated the previously existing program (which was due to expire in November 2006). The amount available for repurchase, under the previous plan, as of January 31, 2005 was approximately $29,767,000. The new stock repurchase program, effective immediately, authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. Repurchases under this program in excess of $159,000,000 will be subject to lender approval under the Company's multi-bank credit facility. The new program expires on March 30, 2007.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2005, page 18.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2005, pages 19-32.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2005, page 31.

- PAGE 28 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2005, pages 34-61.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of the end of the period covered by this report, Registrant's chief executive officer and chief financial officer concluded that, as of the end of the period covered by this annual report, Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      In addition, Registrant's chief executive officer and chief financial officer have determined that there have been no changes in Registrant's internal control over financial reporting during the period covered by this annual report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

      Registrant's management, including its chief executive officer and chief financial officer necessarily applied their judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee, that it will succeed in its stated objectives.

MANAGEMENTS' REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management's report on internal control over financial reporting and the report of the independent registered public accounting firm are incorporated by reference to pages 33-35 of Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2005.

ITEM 9B. OTHER INFORMATION

NONE

- PAGE 29 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from Registrant's Proxy Statement dated April 14, 2005, pages 5-6 and 28-30.

            Code of Ethics and Other Corporate Governance Disclosures

      Registrant has adopted a Code of Business and Ethical Conduct for its Directors, Chief Executive Officer, Chief Financial Officer and all other officers of Registrant. A copy of this Code is posted on the corporate governance section of the Registrant's website, www.shareholder.com/tiffany/. Registrant intends to disclose any material amendments to its Code of Business and Ethical Conduct, as well as any waivers by posting such information on the same website. The Registrant will also provide a copy of the Code of Business and Ethical Conduct to stockholders upon request.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from Registrant's Proxy Statement dated April 14, 2005, pages 16-26.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from Registrant's Proxy Statement dated April 14, 2005, pages 5-6.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Executive Officers of the Registrant herein on pages 25-26. Board of Directors information incorporated by reference from Registrant's Proxy Statement dated April 14, 2005, page 9 and pages 28-30.

ITEM 14. PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND
SERVICES

Incorporated by reference from Registrant's Proxy Statement dated April 14, 2005, pages 7-8.

- PAGE 30 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Documents Filed As Part of This Report:

1. Financial Statements:

Data incorporated by reference from
the 2004 Annual Report to Stockholders
of Tiffany & Co. and Subsidiaries:

Report of Independent Registered Public Accounting Firm
(following this Form 10-K)

Consolidated Balance Sheets
as of January 31, 2005 and 2004

Consolidated Statements of Earnings
for the years ended January 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders' Equity and Comprehensive Earnings for the years ended January 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows
for the years ended January 31, 2005, 2004 and 2003

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

- PAGE 31 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

3. Exhibits:

            The following exhibits have been filed with the Securities and Exchange Commission, but are not attached to copies of this Form 10-K other than complete copies filed with said Commission and the New York Stock Exchange:

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

3.2         Restated By-Laws of Registrant, as last amended September 18, 2003.
            Incorporated by reference from Exhibit 3.2 to Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2004.

4.1 Amended and Restated Rights Agreement dated as of April 8, 2004 by and between Registrant and Mellon Investor Services LLC, as Rights Agent. Incorporated by reference from Exhibit 4.1 to Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2004.

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

- PAGE 32 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

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

10.130b     Amendment No. 2 to Credit Agreement referred to in previously filed
            Exhibit 10.130, dated June 30, 2003. Incorporated by reference from
            Exhibit 10.130b filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.130c Increase Supplement to Credit Agreement referred to in previously filed Exhibit 10.130, dated September 28, 2004.

10.130d     Amendment No. 3 to Credit Agreement referred to in previously filed
            Exhibit 10.130, dated January 27, 2005.

10.131 Guaranty Agreement dated as of November 5, 2001, with respect to the Credit Agreement (see Exhibit 10.129 above) by and among Registrant, Tiffany and Company,

- PAGE 33 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

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

10.134 Translation of Condition of Bonds applied to Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 yen issued September 30, 2003 (for Qualified Investors Only). Incorporated by reference from Exhibit
            10.134 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.135 Translation of Application of Bonds for Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 yen issued September 30, 2003 (for Qualified Investors Only). Incorporated by reference from Exhibit 10.135 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.135a     Translation of Amendment of Application of Bonds referred to in
            Exhibit 10.135. Incorporated by reference from Exhibit 10.135a filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.136 Payment Guarantee dated September 30, 2003 made by Tiffany & Co. for the benefit of the Qualified Investors of the Bonds referred to in
            Exhibit 10.134. Incorporated by reference from Exhibit 10.136 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.145 Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000.

10.145a First Addendum to the Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000.

13.1 Annual Report to Stockholders for Fiscal Year ended January 31, 2005 (pages 18-61 of such Annual Report have been filed in electronic format).

- PAGE 34 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

14.1        Code of Business and Ethical Conduct and Business Conduct Policy.
            Incorporated by reference from Exhibit 14.1 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2004.

21.1        Subsidiaries of Registrant.

23.1 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

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

                  Executive Compensation Plans and Arrangements

Exhibit     Description

4.3 Registrant's Amended and Restated 1998 Employee Incentive Plan and standard terms of stock option award (transferable and non-transferable). Incorporated by reference from Exhibit 4.3 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2003.

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

10.49 Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers. Incorporated by reference from Exhibit 10.49 filed with Registrant's Report on Form 8-K dated March 16, 2005.

10.60 Registrant's 1988 Director Stock Option Plan and form of stock option agreement, as last amended on November 21, 1996. Incorporated by reference from Exhibit 10.60 to Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1997.

10.106 Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as amended effective January 1, 2003. Incorporated by

- PAGE 35 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004
            reference from Exhibit 10.106 filed with Registrant's Report on Form 10-Q for the Fiscal Quarter ended October 31, 2002.

10.108 Registrant's Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit
            10.108 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.109 Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant's Report on Form 8-K dated March 16, 2005.

10.113 Tiffany and Company Pension Plan, Amended and Restated Effective as of March 30, 2004. Incorporated by reference from Exhibit 10.113 filed with Registrants Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.114 1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of March 7, 2005. Incorporated by reference from Exhibit 10.114 filed with Registrant's Report on Form 8-K dated March 16, 2005.

10.127b Form of Retention Agreement between and among Registrant and Tiffany and each of its executive officers and Appendices I to III to the Agreement. Incorporated by reference from Exhibit 10.127b filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2003.

10.128 Group Long Term Disability Insurance Policy issued by UnumProvident, Policy No. 533717 001. Incorporated by reference from Exhibit 10.128 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2003.

10.137 Summary of arrangements for the payment of premiums on life insurance policies owned by executive officers. Incorporated by reference from Exhibit 10.137 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.138 Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits. Incorporated by reference from Exhibit 10.138 filed with Registrant's Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.139 Form of Fiscal 2005 Cash Incentive Award Agreement for certain executive officers under Registrant's 1998 Employee Incentive Plan. Incorporated by reference from Exhibit 10.139 filed with Registrant's Report on Form 8-K dated March 16, 2005.

10.140 Form of Terms of Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant's 1998 Employee Incentive Plan. Incorporated by reference from Exhibit 10.139 filed with Registrant's Report on Form 8-K dated March 16, 2005.

10.141 Form of Non-Competition and Confidentiality Covenants for use in connection with Performance-Based Restricted Stock Unit Grants to Registrant's Executive Officers and Time-Vested Restricted Unit Awards made to other officers of Registrant's affiliated

- PAGE 36 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004
            companies pursuant to the Registrant's 1998 Employee Incentive Plan and pursuant to the Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits. Incorporated by reference from Exhibit 10.141 filed with Registrant's Report on Form 8-K dated March 16, 2005.

 10.142 Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant's 1998 Directors Option Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.142 filed with Registrant's Report on Form 8-K dated March 16, 2005.

 10.143 Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant's 1998 Employee Incentive Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.143 filed with Registrant's Report on Form 8-K dated March 16, 2005.

 10.144 Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant's 1998 Employee Incentive Plan as revised March 7, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144 filed with Registrant's Report on Form 8-K dated March 16, 2005.

- PAGE 37 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

(b)         Reports on Form 8-K.

            On November 12, 2004, Registrant filed a Report on Form 8-K reporting its unaudited earnings and results of operations for the three month period ended October 31, 2004.

            On December 10, 2004, Registrant filed a Report on Form 8-K reporting the issuance of two press releases. The first reported press release announcing the agreement between Registrant and Aber Diamond Corporation to increase the price at which Registrant purchases diamonds from Aber to market value and to eliminate certain restrictions on the sale of Aber shares held by Registrant. The second reported press release announcing the sale of Registrant's entire holding of Aber Diamond Corporation through a private offering in the United States and on the Toronto Stock Exchange.

            On December 18, 2004, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing its recommendation of the rejection of a below-market "mini-tender" offer from TRC Capital Corporation.

            On January 7, 2005, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing its 12% increase in Holiday Season Sales, comparable U.S. Store sales increase 8%.

            On February 28, 2005, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing its sales and earnings results for the full year.

            On March 16, 2005, Registrant filed a Report on Form 8-K reporting various changes to forms of changed awards, terms and agreements subject to such changes made in Fiscal 2005 by Registrant's Compensation Committee of its Board of Directors. Attached to the Report are the following Exhibits:

              Exhibit   Description

              10.49 Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers.

              10.109 Summary of informal incentive cash bonus plan for managerial employees.

              10.114 1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of March 7, 2005.

              10.139 Form of Fiscal 2005 Cash Incentive Award Agreement for certain executive officers under Registrant's 1998 Employee Incentive Plan.

              10.140 Form of Terms of Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant's 1998 Employee Incentive Plan.

              10.141 Form of Non-Competition and Confidentiality Covenants for use in connection with Performance-Based Restricted Stock Unit Grants to Registrant's Executive Officers and Time-Vested Restricted Unit Awards made to other officers of Registrant's affiliated companies pursuant to the

- PAGE 38 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                         Registrant's 1998 Employee Incentive Plan and pursuant to the Tiffany and Company Un-funded Retirement
                         Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits.

                  10.142 Terms of Stock Option Award (Transferable Non-Qualified
                         Option) under Registrant's 1988 Directors Option Plan as revised March 7, 2005.

                  10.143 Terms of Stock Option Award (Standard Non-Qualified
                         Option) under Registrant's 1988 Employee Incentive Plan as revised March 7, 2005.

                  10.144 Terms of Stock Option Award (Transferable Non-Qualified
                         Option) under Registrant's 1998 Employee Incentive Plan as revised March 7, 2005 (form used for Executive Officers).

            On March 18, 2005, Registrant filed a Report on Form 8-K reporting the issuance of a press release announcing that its Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $400 million of its Common Stock through open market or private transactions.

            On April 14, 2005, Registrant filed a Report on Form 8-K reporting the filing of its Annual Report to Stockholders and reconciling the net earnings, gross margin and statements in said report with those announced on February 28, 2005, to conform to Staff Accounting Bulletin No. 107, issued March 29, 2005, by the Securities and Exchange Commission.

- PAGE 39 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TIFFANY & CO.
                                               (Registrant)

Date: April 14, 2005                       By: /s/ Michael J. Kowalski
                                               -------------------------------
                                               Michael J. Kowalski
                                               Chief Executive Officer

- PAGE 40 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ Michael J. Kowalski                   By: /s/ James N. Fernandez
    ----------------------------------            ----------------------
    Michael J. Kowalski                           James N. Fernandez
    Chairman and Chief Executive Officer          Executive Vice President
    (principal executive officer) (director)      (principal financial officer)

By: /s/ James E. Quinn                        By: /s/ Warren S. Feld
    ------------------                            -----------------------------
    James E. Quinn                                Warren S. Feld
    President                                     Vice President
    (director)                                    (principal accounting officer)

By: /s/ William R. Chaney                     By: /s/ Rose Marie Bravo
    ---------------------                         --------------------
    William R. Chaney                             Rose Marie Bravo
    Director                                      Director

By: /s/ Samuel L. Hayes III                   By: /s/ Abby F. Kohnstamm
    -----------------------                       ---------------------
    Samuel L. Hayes, III                          Abby F. Kohnstamm
    Director                                      Director

By: /s/ Charles K. Marquis                    By: /s/ J. Thomas Presby
    ----------------------                        --------------------
    Charles K. Marquis                            J. Thomas Presby
    Director                                      Director

By: /s/ William A. Shutzer
    ----------------------
    William A. Shutzer
    Director

April 14, 2005

- PAGE 41 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                                                      PRICEWATERHOUSECOOPERS LLP

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Tiffany & Co.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 31, 2005 appearing in the January 31, 2005 Annual Report to Shareholders of Tiffany & Co. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2005

- PAGE 42 -                            TIFFANY & CO. REPORT ON FORM 10-K FY 2004

                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A                             Column B                      Column C                      Column D             Column E
--------                            ----------                     --------                      --------             --------

                                                                  Additions
                                                         -------------------------------

                                     Balance at           Charged to
                                     beginning            costs and         Charged to                             Balance at end
        Description                  of period             expenses       other accounts         Deductions          of period
-------------------------------     -----------          -----------      --------------         ----------        --------------
Year Ended
 January 31, 2005:

Reserves deducted from
 assets:

Accounts receivable allowances:

 Doubtful accounts                   $2,325,462           $1,976,551                  --         $2,227,362(a)        $2,074,651

 Sales returns                        4,666,605              973,605                  --            223,573(b)         5,416,637

Allowance for inventory
 liquidation and
 obsolescence                        21,983,185            2,432,504           2,934,967(e)       6,422,807(c)        20,927,849

Allowance for inventory
 shrinkage                            4,591,185            2,265,940                  --          2,120,696(d)         4,736,429

LIFO reserve                         30,587,252           33,471,162                  --                 --           64,058,414

----------

(a)   Uncollectible accounts written off.
(b)   Adjustment related to sales returns previously provided for.
(c)   Liquidation of inventory previously written down to market.
(d)   Physical inventory losses.
(e)   Reclassification from gross inventory to reserves.

                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A                             Column B                      Column C                      Column D             Column E
--------                           -----------                     --------                      --------             --------

                                                                  Additions
                                                        --------------------------------

                                    Balance at           Charged to
                                    beginning            costs and          Charged to                             Balance at end
        Description                 of period            expenses         other accounts         Deductions          of period
-------------------------------    -----------          -----------       --------------         ----------        --------------
Year Ended
 January 31, 2004:

Reserves deducted from
 assets:

Accounts receivable allowances:

 Doubtful accounts                  $2,129,652           $2,081,919            --                $1,886,109(a)         $2,325,462

 Sales returns                       6,128,611              382,305            --                 1,844,311(b)          4,666,605

Allowance for inventory
 liquidation and
 obsolescence                       23,029,454            6,532,576            --                 7,578,845(c)         21,983,185

Allowance for inventory
 shrinkage                           4,361,478            1,272,520            --                 1,042,813(d)          4,591,185

LIFO reserve                        20,135,443           10,451,809            --                        --            30,587,252

----------

(a)   Uncollectible accounts written off.
(b)   Adjustment related to sales returns previously provided for.
(c)   Liquidation of inventory previously written down to market.
(d)   Physical inventory losses.

                         TIFFANY & CO. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A                             Column B                      Column C                      Column D             Column E
--------                           -----------                     --------                      --------             --------

                                                                  Additions
                                                        --------------------------------

                                    Balance at           Charged to
                                    beginning            costs and          Charged to                             Balance at end
        Description                 of period            expenses         other accounts         Deductions          of period
-------------------------------    -----------          -----------       --------------         ----------        --------------
Year Ended
 January 31, 2003:

Reserves deducted from
 assets:

Accounts receivable allowances:

 Doubtful accounts                  $2,795,400             $828,794             $120,083(d)      $1,614,625(a)         $2,129,652

 Sales returns                       4,082,816            2,045,795                   --                 --             6,128,611

Allowance for inventory
 liquidation and
 obsolescence                       18,833,164           12,258,231            1,436,131(d)       9,498,072(b)         23,029,454

Allowance for inventory
 shrinkage                           3,518,845            1,555,388               70,676(d)         783,431(c)          4,361,478

LIFO reserve                        18,970,581            1,164,862                   --                 --            20,135,443

----------

(a)   Uncollectible accounts written off.
(b)   Liquidation of inventory previously written down to market.
(c)   Physical inventory losses.
(d)   Amounts established or assumed in connection with a business acquisition.