Form 10-Q
period 2005-04-30
TIFFANY & CO
filed 2005-06-03
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended April 30, 2005. OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 143,688,544 shares outstanding at the close of business on May 31, 2005.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2005





PART I - FINANCIAL INFORMATION                                                   PAGE
                                                                                 ----

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - April 30, 2005,
                January 31, 2005 and April 30, 2004 (Unaudited)                     3

            Condensed Consolidated Statements of Earnings - for the
                three months ended April 30, 2005 and 2004 (Unaudited)              4

            Condensed Consolidated Statements of Cash Flows - for the
                three months ended April 30, 2005 and 2004 (Unaudited)              5

            Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                       6-10


Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                    11-19


Item 4.     Controls and Procedures                                                20


PART II - OTHER INFORMATION


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

            (e) Issuer Purchases of Equity Securities                              21


Item 6.     Exhibits and Reports on Form 8-K                                       22

            (a)  Exhibits

            (b)  Reports on Form 8-K





PART I.  Financial Information
Item 1.  Financial Statements


                                             TIFFANY & CO. AND SUBSIDIARIES
                                             ------------------------------
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                         -------------------------------------
                                                      (Unaudited)
                                                      -----------
                                        (in thousands, except per share amounts)




                                                                            April 30,       January 31,          April 30,
                                                                              2005              2005               2004
                                                                          --------------    --------------     --------------
ASSETS

Current assets:
Cash and cash equivalents                                               $       213,708   $       187,681    $       190,793
Short-term investments                                                                -           139,200                  -
Accounts receivable, less allowances
   of $6,181 $7,491 and $5,053                                                  120,713           133,545            115,512
Inventories, net                                                              1,073,605         1,057,245            964,954
Deferred income taxes                                                            69,385            64,790             48,624
Prepaid expenses and other current assets                                        41,119            25,428             40,410
                                                                        ----------------  ----------------   ----------------
Total current assets                                                          1,518,530         1,607,889          1,360,293

Property, plant and equipment, net                                              917,415           917,853            879,105
Other assets, net                                                               140,512           140,376            180,360
                                                                        ----------------  ----------------   ----------------
                                                                        $     2,576,457   $     2,666,118    $     2,419,758
                                                                        ===============   ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                   $        47,488   $        42,957    $        95,842
Current portion of long-term debt                                                     -                 -             49,973
Accounts payable and accrued liabilities                                        177,514           186,013            185,594
Income taxes payable                                                             35,137           118,536             26,544
Merchandise and other customer credits                                           52,084            52,315             46,413
                                                                        ----------------  ----------------   ----------------

Total current liabilities                                                       312,223           399,821            404,366

Long-term debt                                                                  392,178           397,606            382,883
Postretirement/employment benefit obligations                                    40,449            40,220             37,287
Deferred income taxes                                                            21,666            33,175             18,516
Other long-term liabilities                                                      99,409            94,136             79,756

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value; authorized 240,000 shares,
  issued and outstanding 143,830, 144,548 and 146,845                             1,438             1,445              1,468
Additional paid-in capital                                                      439,235           426,308            407,575
Retained earnings                                                             1,245,309         1,246,331          1,083,706
Accumulated other comprehensive gain (loss), net of tax:
  Foreign currency translation adjustments                                       26,000            29,045              6,433
  Deferred hedging losses                                                        (1,449)           (2,118)            (1,447)
  Unrealized (losses) gains on marketable securities                                 (1)              149               (785)
                                                                        ----------------  ----------------   ----------------
Total stockholders' equity                                                    1,710,532         1,701,160          1,496,950
                                                                        ----------------  ----------------   ----------------

                                                                        $     2,576,457   $     2,666,118    $     2,419,758
                                                                        ================= =================  ================

See notes to condensed consolidated financial statements

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)





                                                                Three Months Ended
                                                                    April 30,
                                                           -----------------------------
                                                                2005             2004
                                                           -------------    ------------

Net sales                                                  $    509,901     $   456,960

Cost of sales                                                   235,080         198,084
                                                           -------------    ------------

Gross profit                                                    274,821         258,876

Selling, general and administrative expenses                    208,510         196,181
                                                          --------------    ------------

Earnings from operations                                         66,311          62,695

Other expenses, net                                               4,206           3,324
                                                           -------------    ------------

Earnings before income taxes                                     62,105          59,371

Provision for income taxes                                       22,047          22,560
                                                           -------------    ------------

Net earnings                                               $     40,058     $    36,811
                                                           -------------    ------------

Net earnings per share:

  Basic                                                    $       0.28     $      0.25
                                                           -------------    ------------
  Diluted                                                  $       0.27     $      0.25
                                                           -------------    ------------


Weighted average number of common shares:

  Basic                                                         144,248         146,815
  Diluted                                                       146,285         149,289


See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                   ----------
                                 (in thousands)



                                                                                                     Three Months Ended
                                                                                                         April 30,
                                                                                             ---------------------------------------
                                                                                                    2005                  2004
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                             $        40,058      $       36,811
     Adjustments to reconcile net earnings to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                                                                   27,987              24,944
       Gain on equity investments                                                                           -                (137)
       Provision for uncollectible accounts                                                               508                 390
       Provision for inventories                                                                        1,742               1,583
       Deferred income taxes                                                                          (14,869)             (3,758)
       Provision for postretirement/employment benefits                                                   228                 541
       Stock compensation expense                                                                       6,173               5,641
       Excess tax benefits from share-based payment arrangements                                         (821)               (892)
       Deferred hedging losses transferred to earnings                                                    768                 772
     Changes in assets and liabilities:
       Accounts receivable                                                                              7,001              16,465
       Inventories                                                                                    (22,963)           (106,610)
       Prepaid expenses and other current assets                                                      (15,541)            (16,428)
       Other assets, net                                                                                 (770)             (1,626)
       Accounts payable                                                                                 3,185               3,506
       Accrued liabilities                                                                             (6,823)            (25,767)
       Income taxes payable                                                                           (81,896)            (17,033)
       Merchandise and other customer credits                                                            (236)                932
       Other long-term liabilities                                                                     10,524               5,731
                                                                                             -----------------      ----------------

     Net cash used in operating activities                                                            (45,745)            (74,935)
                                                                                             -----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                             (31,879)            (28,964)
     Proceeds from sale of marketable securities and short-term investments                           238,175              49,370
     Purchases of marketable securities and short-term investments                                    (99,168)            (46,347)
     Purchases of other investments                                                                      (656)                  -
     Proceeds from sale of other investments                                                              252                   -
                                                                                             -----------------      ----------------

     Net cash provided by (used in) investing activities                                              106,724             (25,941)
                                                                                             -----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings, net                                                           4,843              55,088
     Excess tax benefits from share-based payment arrangements                                            821                 892
     Repurchase of Common Stock                                                                       (33,978)             (4,129)
     Proceeds from exercise of stock options                                                            2,632               2,606
     Cash dividends on Common Stock                                                                    (8,668)             (7,346)
                                                                                             -----------------      ----------------

     Net cash (used in) provided by financing activities                                              (34,350)             47,111
                                                                                             -----------------      ----------------

     Effect of exchange rate changes on
     cash and cash equivalents                                                                           (602)             (4,107)
                                                                                             -----------------      ----------------
     Net increase (decrease) in cash and cash equivalents                                              26,027             (57,872)
     Cash and cash equivalents at beginning of year                                                   187,681             248,665
                                                                                             -----------------      ----------------

     Cash and cash equivalents at end of three months                                         $       213,708       $     190,793
                                                                                             =================      ================


See notes to condensed consolidated financial statements.


                         TIFFANY & CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries ("Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO (last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of April 30, 2005 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2005 is derived from the audited financial statements, which are included in the Company's report on Form 10-K and should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          Certain reclassifications were made to the prior year's financial statement amounts and related note disclosures to conform with the current year's presentation.

          The Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year and, therefore, the results of its operations for the three months ended April 30, 2005 and 2004 are not necessarily indicative of the results of the entire fiscal year.

2.        NEW ACCOUNTING STANDARDS

          In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board "("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires that new, modified and vested share-based payment transactions with employees be measured at fair-value and recognized as compensation expense over the vesting period. The Company adopted SFAS No. 123R in the fourth quarter of 2004, retroactive to February 1, 2004, using the modified retrospective method of transition which allowed for the restatement of interim financial statements based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS No. 123. The results of the restatement for the three months ended April 30, 2004 had the effect of reducing earnings from operations by $5,641,000, reducing net earnings by $3,497,000 and reducing basic and diluted earnings per share by $0.02. The balance sheet and statement of cash flows as of and for the three months ended April 30, 2004 were also restated accordingly.

          In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is currently evaluating the effect that the adoption of this statement will have on the Company's financial position, earnings or cash flows.

3.        INVENTORIES

                                       April 30,            January 31,            April 30,
          (in thousands)                   2005                   2005                 2004
          ------------------------------------------------------------------------------------
          Finished goods             $  792,103               $771,192              $697,357
          Raw materials                 236,695                236,802               212,127
          Work-in-process                49,460                 53,988                60,152
                                   ---------------       --------------        ---------------
                                      1,078,258              1,061,982               969,636
          Reserves                       (4,653)                (4,737)               (4,682)
                                   ---------------       ---------------       ---------------
          Inventories, net           $1,073,605             $1,057,245              $964,954
                                   ===============       ===============       ===============

          LIFO-based inventories at April 30, 2005, January 31, 2005 and April 30, 2004 represented 68%, 66% and 69% of inventories, net, with the current cost exceeding the LIFO inventory value by $65,276,000, $64,058,000 and $34,161,000 at the end of each period.

4.        INCOME TAXES

          The effective income tax rate for the three months ended April 30, 2005 and 2004 was 35.5% and 38.0%. The decrease from the prior year's tax rate was primarily due to a tax benefit recognized in the first quarter of 2005 related to the anticipated fiscal year 2005 repatriation of approximately $100,000,000 of accumulated foreign earnings in the form of extraordinary dividends, provided for in the American Jobs Creation Act of 2004 ("AJCA").

          In May 2005, the Internal Revenue Service clarified certain provisions of the AJCA related to the U.S. tax consequences of repatriation of extraordinary dividends from foreign subsidiaries. As a result of this clarification, it is anticipated that the Company will recognize an additional benefit of approximately $6,500,000 in the second quarter of 2005.

          The AJCA also provides a deduction for income from qualified domestic production activities ("manufacturing deduction"), which will be phased in from 2005 through 2010. Pursuant to FASB Staff Position No. 109-1, "Application of SFAS No. 109 (Accounting for Income Taxes), to the Tax Deduction on Qualified Production Activities provided by the AJCA," the effect of this deduction is reported in the period in which it is claimed on the Company's tax return. Although the Company recorded a tax benefit for the manufacturing deduction, the amount of the benefit is immaterial in the first quarter and is anticipated to be immaterial for the year.

          In return for this manufacturing deduction, the AJCA provides for a two-year transition from the existing ETI exclusion tax benefit for foreign sales, which the World Trade Organization ("WTO") ruled was an illegal export subsidy. The European Union believes that the AJCA fails to adequately repeal illegal export subsidies because of these transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with the WTO's prior ruling. Until the final resolution of this matter, management will be unable to predict what impact, if any, this will have on future earnings.

5.        EARNINGS PER SHARE

          Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the dilutive effect of the assumed exercise of stock options and restricted stock units.

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS")computations:


                                                                          Three Months Ended
                                                                               April 30,
                                                             ---------------------------------------------
          (in thousands)                                                   2005                      2004
          ------------------------------------------------------------------------------------------------

          Net earnings for basic
           and diluted EPS                                              $40,058                   $36,811
                                                            ===================    ======================

          Weighted average shares for basic
           EPS                                                          144,248                   146,815

          Incremental shares based upon the
           assumed exercise of stock
           options and restricted stock
           units                                                          2,037                     2,474
                                                            -------------------    ----------------------
          Weighted average shares for
           diluted EPS                                                  146,285                   149,289
                                                            ===================    ======================

          For the three months ended April 30, 2005 and 2004, there were 7,422,000 and 5,136,000 stock options excluded from the computations of earnings per diluted share due to their antidilutive effect.


6.        COMPREHENSIVE EARNINGS

          The components of comprehensive earnings were:

                                                                   Three Months Ended
                                                                       April 30,
                                                         -------------------------------------
         (in thousands)                                            2005            2004
         -------------------------------------------------------------------------------------
         Net earnings                                           $40,058         $36,811
         Other comprehensive gain (loss), net
           of tax:

          Deferred hedging gains                                    669           1,061

          Foreign currency translation
           adjustments                                           (3,045)         (9,423)

          Unrealized losses on marketable
           securities                                              (150)           (785)
                                                         ------------------  ------------------
         Comprehensive earnings                                 $37,532         $27,664
                                                         ------------------  ------------------


7.        EMPLOYEE BENEFIT PLANS
          The Company maintains several pension and retirement plans, as well as providing certain health-care and life insurance benefits.

          Net periodic pension and other postretirement benefit expense included the following components:

                                                                                     Three Months Ended April 30,
                                                            --------------------------------------------------------
                                                                                                           Other
                                                                                                  Postretirement
                                                                    Pension Benefits                    Benefits
                                                            ------------------------------- ------------------------
          (in thousands)                                         2005           2004          2005          2004
          -------------------------------------------------- --------------- --------------- ------------ ----------
          Service cost                                         $3,181        $ 2,699         $ 342        $  307
          Interest cost                                         2,904          2,640           421           418
          Expected return on plan assets                       (2,519)        (2,079)            -             -
          Amortization of prior service
           cost                                                   201            201          (298)         (303)
          Amortization of net loss                                592            395            89            98
                                                            --------------- --------------- ------------ -----------
          Net expense                                          $4,359        $ 3,856         $ 554        $  520
                                                            =============== =============== ============ ===========

8.        SEGMENT INFORMATION

          The Company's reportable segments are: U.S. Retail, International Retail and Direct Marketing (see Management's Discussion and Analysis of Financial Condition and Results of Operations for an overview of the Company's business). These reportable segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. Its Other channel of distribution includes all non-reportable segments which consist of worldwide sales and businesses operated under non-TIFFANY & CO. trademarks or trade names, as well as sales associated with the Company's diamond sourcing and manufacturing operations. In deciding how to allocate resources and assess performance, the Company's Executive Officers regularly evaluate the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers.

          Reclassifications were made to the prior year's earnings (losses) from operations by segment to conform to the current year presentation and to reflect the revised manner in which management evaluates the performance of segments. The reclassifications resulted in LIFO costs being included in segment results, as opposed to unallocated corporate expenses where it was previously included.

          Certain information relating to the Company's segments is set forth below:

                                                                    Three Months Ended
                                                                         April 30,
                                                                -----------------------------
          (in thousands)                                            2005          2004
          -----------------------------------------------------------------------------------
          Net sales:
            U.S. Retail                                         $243,411        $213,662
            International Retail                                 190,316         184,731
            Direct Marketing                                      41,377          36,899
            Other                                                 34,797          21,668
                                                              --------------- ---------------
                                                                $509,901         $456,960
                                                              --------------- ---------------

          Earnings(losses)from operations*:
            U.S. Retail                                         $ 47,954         $ 41,165
            International Retail                                  43,675           49,292
            Direct Marketing                                       7,380            4,724
            Other                                                 (1,515)          (1,336)
                                                              ---------------  ---------------
                                                                $ 97,494         $ 93,845
                                                              ===============  ===============

         * Represents earnings from operations before unallocated corporate expenses and other expenses, net.

         The following table sets forth a reconciliation of the segment's earnings from operations to the Company's consolidated earnings before income taxes:

                                                                      Three Months Ended
                                                                           April 30,
                                                                  -----------------------------
          (in thousands)                                            2005            2004
          -------------------------------------------------------------------------------------
          Earning from operations for
           segments                                              $ 97,494        $ 93,845

          Unallocated corporate expenses
                                                                  (31,183)        (31,150)

          Other expenses, net                                      (4,206)         (3,324)
                                                                --------------- ---------------

          Earnings before income taxes                           $ 62,105        $ 59,371
                                                                =============== ===============


          Unallocated corporate expenses include costs related to the Company's administrative support functions, such as information technology, finance, legal and human resources, which the Company does not allocate to its segments.


9.  SUBSEQUENT EVENT

          On May 19, 2005, the Company's Board of Directors declared an increase in the quarterly dividend rate, increasing it by 33% from $0.06 per share to $0.08 per share. This dividend will be paid on July 11, 2005 to stockholders of record on June 20, 2005.

PART I.  Financial Information
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

OVERVIEW
--------

Tiffany & Co. is a holding company that operates through its subsidiary companies (the "Company"). The Company's principal subsidiary, Tiffany and Company, is a jeweler and specialty retailer whose merchandise offerings include an extensive selection of fine jewelry, as well as timepieces, sterling silverware, china, crystal, stationery, fragrances and accessories. Through Tiffany and Company and other subsidiaries, the Company is engaged in product design, manufacturing and retailing activities.


The Company's channels of distribution are as follows:

o    U.S. Retail - sales in TIFFANY & CO. stores in the U.S.;

o International Retail - sales in TIFFANY & CO. stores and department store boutiques outside the U.S. (also includes a limited amount of business-to-business sales, Internet sales and wholesale sales of TIFFANY & CO. products outside the U.S.);

o Direct Marketing - Internet, catalog and business-to-business sales of TIFFANY & CO. products in the U.S.;

o Other - worldwide sales of businesses operated under non-TIFFANY & CO. trademarks or trade names ("specialty retail"), as well as sales of diamonds associated with the Company's diamond sourcing and manufacturing operations.


All references to years relate to the fiscal year that ends on January 31 of the following calendar year.

A store's sales are included in "comparable store sales" when the store has been open for more than 12 months. The results of relocated stores remain in comparable store sales if the relocation occurs within the same geographical market. The results of a store in which the square footage has been expanded or reduced remain in the comparable store base.


Net sales increased 12% to $509,901,000 in the three months ended April 30, 2005 ("first quarter") led by strong U.S. comparable store sales growth. The
Company's reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S dollar. On a constant-exchange-rate basis (see Non-GAAP Measures section below), net sales rose 11% and worldwide comparable store sales rose 4%.


Gross margin (gross profit as a percentage of net sales) declined primarily due to changes in geographic and product sales mix and higher product costs. Selling, general and administrative ("SG&A") expenses as a percentage of net sales improved due to sales leverage on fixed costs. As a result, net earnings in the first quarter increased 9% to $40,058,000, or $0.27 per diluted share, versus $36,811,000, or $0.25 per diluted share, in the prior year.

NON-GAAP MEASURES
-----------------
The Company reports information in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). Internally, management monitors the sales performance of its international stores and boutiques on a non-GAAP basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars (constant-exchange-rate basis). Management uses this constant-exchange-rate measure because it believes it is a more representative assessment of the sales performance of its international stores and boutiques and provides better comparability between reporting periods.

The Company's management does not, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The Company presents such non-GAAP financial measures in reporting its financial results to provide investors with an additional tool to evaluate the Company's operating results.

The following tables reconcile net sales percentage increases (decreases) for the first quarter of 2005 versus the first quarter of 2004, as measured and reported in accordance with GAAP to the non-GAAP constant-exchange-rate basis:

                                          Net Sales                                 Comparable Store Sales
                         --------------------------------------------      ------------------------------------------
                                                         Constant-                                      Constant-
                                           Trans-        Exchange-                          Trans-      Exchange-
                             GAAP          lation          Rate                GAAP         lation        Rate
                           Reported        Effect         Basis               Reported      Effect       Basis

                         -------------- ------------- ---------------      -------------- ----------- ---------------
Worldwide                    12%             1%            11%                  5%            1%          4%

U.S. Retail                  14%             -%            14%                 11%            -%         11%

International
  Retail                      3%             2%             1%                 (3%)           3%         (6%)

Japan                        (3%)            2%            (5%)                (8%)           2%        (10%)

Other Asia-
  Pacific                    18%             4%            14%                  9%            4%          5%

Europe                       10%             4%             6%                  2%            5%         (3%)




RESULTS OF OPERATIONS
---------------------

Certain operating data as a percentage of net sales were as follows:

                                              First Quarter
                                              -------------
                                             2005        2004
                                           -------------------
Net sales                                   100.0%      100.0%
Cost of sales                                46.1        43.3
                                           -------------------
Gross profit                                 53.9        56.7
Selling, general
  and administrative expenses                40.9        42.9
                                           -------------------
Earnings from operations                     13.0        13.8
Other expenses, net                           0.8         0.8
                                           -------------------
Earnings before income taxes                 12.2        13.0
Provision for income taxes                    4.3         4.9
                                           -------------------
Net earnings                                  7.9%        8.1%
                                           ===================


Net Sales
---------
Net sales by channel of distribution were as follows:

                                               First Quarter
                                               -------------
(in thousands)                                2005        2004
--------------                            --------------------
U.S. Retail                               $243,411    $213,662
International Retail                       190,316     184,731
Direct Marketing                            41,377      36,899
Other                                       34,797      21,668
                                         ---------------------
                                          $509,901    $456,960
                                         =====================

U.S. Retail sales increased 14% in the first quarter. Growth was primarily generated by sales of higher-priced jewelry and, to a lesser extent, by an increased number of transactions. Comparable store sales rose 11%, due to 11% growth in the New York flagship store (primarily from increased spending by tourists) and a geographically broad-based 11% increase in branch stores.

International   Retail  sales   increased  3%  in  the  first   quarter.   On  a
constant-exchange-rate basis, International Retail sales increased 1%, but comparable store sales declined 6%.

In Japan, on a constant-exchange-rate basis, total retail sales declined 5% in the first quarter and comparable store sales declined 10%. Sales declined in most product categories. Management believes that Japan sales have been affected partly by generally weak consumer spending on jewelry, increased "luxury-goods" competition and shifts in consumer demand, particularly for silver jewelry. In addition, management has, in recent years, increased average price points and introduced selections at higher price points in the silver jewelry category, which adversely affected sales. Sales in the silver jewelry category (which represented 23% of Japan's total retail sales in full year 2004) declined in the first quarter. Management continues to focus on new product introductions, publicity and targeted marketing initiatives, as well as enhancing the shopping and customer service experience in its stores and boutiques.

In the Asia-Pacific region outside of Japan, comparable store sales on a constant-exchange-rate basis increased 5% in the first quarter due to particularly strong growth in Hong Kong and Australia. In Europe, comparable store sales on a constant-exchange-rate basis declined 3% in the first quarter primarily due to a decline in London's comparable store sales.

Direct Marketing sales rose 12% in the first quarter. Combined Internet/catalog sales increased 14% in the first quarter due to growth in the number of orders shipped and in the average amount spent per order. Sales in the Business Sales division increased 9% in the first quarter due to growth in the number of orders shipped and in the average order size.

Other sales increased 61% in the first quarter. Approximately two-thirds of the increase resulted from wholesale sales of rough diamonds that the Company determined, in the normal course of business, were not suitable for production; such sales commenced in the third quarter of 2004 and will continue on a regular basis. The increase was also due to growth in the Company's three specialty retail businesses, including 18% sales growth in LITTLE SWITZERLAND stores. Increased wholesale sales of TEMPLE ST. CLAIR jewelry and sales from the first two IRIDESSE stores, which opened in fall 2004 and focus exclusively on the pearl jewelry category, were positive but smaller factors.

Management's plan to open or close TIFFANY & CO. stores in 2005 are shown below and would represent a 3% net increase in gross square footage:


                                       Openings
Location                           (Closings) 2005      Expected Openings 2005
--------                           ---------------      ----------------------
Mitsukoshi, Osaka, Japan           (First Quarter)
Mitsukoshi, Yokohama, Japan        (First Quarter)
Mitsukoshi, Kurashiki, Japan       (First Quarter)
Mitsukoshi, Fukuoka, Japan         (First Quarter)
Carmel, California                                       Second Quarter
Pasadena, California                                     Second Half
Naples, Florida                                          Second Half
San Antonio, Texas                                       Second Half
Brisbane, Australia                                      Second Quarter
Paris, France                                            Second Quarter
Japan (2)                                                Second Half


Gross Margin
------------
Gross margin declined in the first quarter by 2.8 percentage points. Approximately 1.8 points of the decline resulted from changes in geographic and product sales mix away from Japan and silver jewelry and toward higher-priced, lower-margin diamond jewelry, as well as higher product costs. The remaining decline primarily related to wholesale sales of rough diamonds, which earn a minimal or no gross margin.

The Company's hedging program uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations. The Company adjusts its retail prices in Japan from time to time to address longer-term changes in the yen/dollar relationship and local competitive pricing.

Management's long-term strategy and objectives include achieving product manufacturing/sourcing efficiencies (including increased direct rough-diamond sourcing and internal manufacturing), controlling costs and implementing selective price adjustments in order to maintain the Company's gross margin at, or above, prior year levels. Near the end of the first quarter, the Company increased certain U.S. retail prices; these price increases were taken in response to higher raw materials costs related to diamond and platinum jewelry. However, management expects a modest year-over-year decline in gross margin in 2005 due to the continued effect from sales mix and other adverse factors.

Selling, General and Administrative Expenses
--------------------------------------------
SG&A expenses increased 6% in the first quarter. Approximately half of the increase was due to higher labor costs and the balance to growth in depreciation and occupancy expenses. As a percentage of net sales, SG&A expenses improved in the first quarter due to the strong sales growth. Management's objective is to continue to improve the ratio of SG&A expenses to net sales by controlling expenses so that anticipated sales growth will result in improved earnings. Management expects a low-to-mid single-digit percentage increase in SG&A expenses in 2005 and a corresponding improvement in the expense ratio versus the prior year.

Earnings from Operations

                                                                        First Quarter
                                                       ---------------------------------------
(in thousands)                                                     2005                2004
----------------------------------------------------------------------------------------------
Earnings (losses) from operations:

    U.S. Retail                                              $  47,954           $  41,165

    International Retail                                        43,675              49,292

    Direct Marketing                                             7,380               4,724

    Other                                                       (1,515)             (1,336)
                                                       ---------------------------------------
Earnings from operations for reportable
    segments                                                    97,494              93,845
     Unallocated corporate expenses                            (31,183)            (31,150)
                                                       ---------------------------------------
Earnings from operations                                     $  66,311           $  62,695
                                                       =======================================

Earnings from operations rose 6% in the first quarter. On a reportable segment basis, the ratios of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the first quarter of 2005 and 2004 were as follows:

o U.S. Retail: 20% in 2005 versus 19% in 2004 (increase was primarily due to increased sales, partly offset by lower gross margin from changes in sales mix and higher product costs);
o International Retail: 23% in 2005 versus 27% in 2004 (decrease was primarily due to lower gross margin resulting from changes in geographic and product sales mix and insufficient sales growth to absorb the rate of increase in fixed costs);
o Direct Marketing: 18% in 2005 versus 13% in 2004 (increase was primarily due to increased sales and minimal increases in expenses); and
o Other:(4)% in 2005 versus (6)% in 2004 (improvement was primarily due to increased sales and the leveraging of fixed expenses).

Unallocated   corporate   expenses   include  costs  related  to  the  Company's
administrative support functions such as information technology, finance, legal and human resources.

Other Expenses, Net
-------------------
Other expenses, net in the first quarter were higher than the prior year primarily due to an increase in interest expense.

Provision for Income Taxes
--------------------------
The effective income tax rate for the three months ended April 30, 2005 and 2004 was 35.5% and 38.0%. The decrease from the prior year's tax rate was primarily due to a tax benefit recognized in the first quarter of 2005 related to the anticipated fiscal year 2005 repatriation of approximately $100,000,000 of accumulated foreign earnings in the form of extraordinary dividends, as provided for in the American Jobs Creation Act of 2004 ("AJCA").

In May 2005, the Internal Revenue Service clarified certain provisions of the AJCA related to the U.S. tax consequences of repatriation of extraordinary dividends from foreign subsidiaries. As a result of this clarification, it is anticipated that the Company will recognize an additional benefit of approximately $6,500,000 in the second quarter of 2005.

The AJCA also provides a deduction for income from qualified domestic production activities ("manufacturing deduction"), which will be phased in from 2005 through 2010. Pursuant to FASB Staff Position No. 109-1, "Application of SFAS No. 109 (Accounting for Income Taxes), to the Tax Deduction on Qualified Production Activities provided by the AJCA," the effect of this deduction is reported in the period in which it is claimed on the Company's tax return. Although the Company recorded a tax benefit for the manufacturing deduction, the amount of the benefit is immaterial in the first quarter and is anticipated to be immaterial for the year.

In return for this manufacturing deduction, the AJCA provides for a two-year transition from the existing ETI exclusion tax benefit for foreign sales, which the World Trade Organization ("WTO") ruled was an illegal export subsidy. The European Union believes that the AJCA fails to adequately repeal illegal export subsidies because of these transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with the WTO's prior ruling. Until the final resolution of this matter, management will be unable to predict what impact, if any, it will have on future earnings.

New Accounting Standards
------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board "("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires that new, modified and unvested share-based payment transactions with employees be measured at fair value and recognized as compensation over the vesting period. The Company adopted SFAS No. 123R in the fourth quarter of 2004, retroactive to February 1, 2004, using the modified retrospective method of transition which allows for the restatement of interim financial statements based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS No. 123. The results of the restatement for the first quarter of 2004 had the effect of reducing earnings from operations by $5,641,000, reducing net earnings by $3,497,000 and reducing basic and diluted earnings per share by $0.02. The balance sheet and statement of cash flows as of and for the first quarter of 2004 were also restated accordingly.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is currently evaluating the effect that the adoption of this statement will have on the Company's financial position, earnings or cash flows.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs. The Company had a net cash outflow from operating activities of $45,745,000 in the first quarter, compared with an outflow of $74,935,000 in the first quarter of 2004. The reduced outflow was due to smaller growth in inventories partly offset by increased tax payments largely associated with a gain recognized on the sale of its equity holdings in Aber Diamond Corporation in the fourth quarter of 2004.

Working Capital
---------------
Working capital (current assets less current  liabilities) and the corresponding
current   ratio   (current   assets   divided  by  current   liabilities)
were  $1,206,307,000 and 4.9 at April 30, 2005, compared with $1,208,068,000 and
4.0 at January 31, 2005 and $955,927,000 and 3.4 at April 30, 2004.

Accounts receivable, less allowances at April 30, 2005 were 10% lower than at January 31, 2005 (which is typically a seasonal high point) and were 5% higher than at April 30, 2004 due to sales growth.

Inventories, net at April 30, 2005 were 2% above January 31, 2005 and 11% above April 30, 2004. Combined raw material and work-in-process inventories decreased 2% versus January 31, 2005 and increased 5% versus April 30, 2004. The increase versus April 30, 2004 resulted from expanded direct rough-diamond sourcing and increased costs of raw materials. Finished goods inventories increased 3% versus January 31, 2005 and 14% versus April 30, 2004 largely due to new and anticipated store openings, anticipated comparable store sales growth, product introductions and merchandising investments. Changes in foreign currency exchange rates had an insignificant effect on the changes in inventory balances from January 31, 2005 and April 30, 2004. The Company continually strives to manage its inventories by developing more effective systems and processes for product development, assortment planning, sales forecasting, supply-chain logistics, and store replenishment. Management expects that the overall year-over-year rate of inventory growth will decelerate from 21% in 2004 to a mid-single-digit percentage increase in 2005.

Capital Expenditures
--------------------
Capital expenditures were $31,879,000 in the first quarter compared with $28,964,000 in the first quarter of 2004. Management estimates that capital expenditures will be approximately $175,000,000 in 2005 due to costs related to the opening and renovation of stores and manufacturing facilities and to ongoing investments in new systems. Management continues to expect that total capital expenditures in 2005 and beyond will approximate 7-8% of net sales.

In 2000, the Company began a multi-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. The Company has spent approximately $83,300,000 to date for the New York store and related projects. Based on current plans, the Company estimates that the overall cost of these projects will be $110,000,000 when completed in 2007.

Share Purchases
---------------
In March 2005, the Board of Directors approved a new stock purchase program ("2005 Program") that authorized the purchase of up to $400,000,000 of the Company's common stock through March 2007 through open market or private transactions. The 2005 Program replaced and terminated an earlier program. The timing of purchases and the actual number of shares to be purchased depend on a variety of discretionary factors such as price and other market conditions. In the first quarter, the Company purchased and retired 1,036,792 shares of Common Stock at a cost of $33,978,000, or an average cost of $32.77 per share. At April 30, 2005, there remained $375,004,000 of authorization for future purchases under the 2005 Program. Future purchases under the 2005 Program in excess of $134,000,000 are currently subject to lender approval under the Company's primary Credit Facility.

Borrowings
----------
The Company's sources of working capital are internally-generated cash flows and funds available under multicurrency revolving credit facilities.

The  ratio  of  total  debt  (short-term   borrowings  and  long-term  debt)  to
stockholders' equity was 26% at April 30, 2005, 26% at January 31, 2005 and 35% at April 30, 2004.

Based on the Company's financial position at April 30, 2005, management anticipates that cash on hand, internally-generated cash flows and the funds available under revolving credit facilities will be sufficient to support the Company's planned worldwide business expansion, share repurchases, debt service and seasonal working capital increases that are typically required during the third and fourth quarters of the year.

The Company's contractual cash obligations and commercial commitments at April 30, 2005 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2005.

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

In Japan, the Company uses yen put options to minimize the impact of a strengthening of the U.S. dollar on yen-denominated transactions. To a lesser extent, the Company uses foreign-exchange forward contracts to protect against weakening local currencies. Gains or losses on these instruments substantially offset losses or gains on the assets, liabilities and transactions being hedged. Management does not expect significant changes in foreign currency exposure in the near future.

The  Company  uses  interest  rate  swap  contracts   related  to  certain  debt
arrangements to manage its net exposure to interest rate changes and to reduce its overall borrowing costs. The interest rate swap contracts effectively convert fixed-rate obligations to floating-rate instruments. Additionally, since the fair value of the Company's fixed-rate long-term debt is sensitive to interest rate changes, the interest rate swap contracts serve as a hedge to changes in the fair value of these debt instruments.

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


Risk Factors
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes, including changes in consumer preferences for certain jewelry styles and materials. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management: (i) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (ii) that consumer spending does not decline substantially during the fourth quarter of any year; (iii) that unsettled regional and/or global conflicts or crises do not result in military, terrorist or other conditions creating disruptions or disincentives to, or changes in the pattern, practice or frequency of, tourist travel to the various regions where the Company operates retail stores nor to the Company's continuing ability to operate in those regions; (iv) that sales in Japan will not decline substantially; (v) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (vi) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores which have TIFFANY & CO. retail locations; (vii) that Mitsukoshi will continue as a leading department store operator in Japan; (viii) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (ix) that the wholesale and retail market for high-quality rough and cut diamonds will provide continuity of supply and pricing; (x) that the Company's rough diamond sourcing initiative achieves its financial and strategic objectives; (xi) that the Company's gross margins in Japan and for diamond products can be maintained in the face of increased competition from traditional and e-commerce retailers;
(xii) that the Company is able to pass on higher costs of raw materials to consumers through price increases; (xiii) that the sale of counterfeit products does not significantly undermine the value of the Company's trademarks and demand for the Company's products; (xiv) that new and existing stores and other sales locations can be leased, re-leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis;
(xv) that the Company can achieve satisfactory results from any current and future businesses into which it enters that are operated under non-TIFFANY & CO. trademarks or trade names; and (xvi) that the Company's expansion plans for retail and direct selling operations and merchandise development, production and management can continue to be executed without meaningfully diminishing the distinctive appeal of the TIFFANY & CO. brand.

Part I.  Financial Information
Item 4.  Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation and as of April 30, 2005, the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. Other Information
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds




This table provides information with respect to purchases by the Company of shares of its Common Stock during the first fiscal quarter of 2005:


______________________________________________________________________________________________________

                                                                      (c)Total
                                                                     Number of        (d)Approximate
                                                                        Shares          Dollar Value
                                                                     Purchased        of Shares that
                                 (a)Total                            Under all            May Yet be
                                Number of          (b)Average         Publicly             Purchased
                                   Shares          Price Paid        Announced             Under the
Period                          Purchased           Per Share        Programs*             Programs*
______________________________________________________________________________________________________

February 1, 2005
through
February 28, 2005                       -                   -                -                     -
______________________________________________________________________________________________________

March 1, 2005
through
March 31, 2005                    510,840              $32.14          510,840          $392,565,000
_____________________________________________________________________________________________________

April 1, 2005
through
April 30, 2005                    525,952              $33.39          525,952          $375,004,000
______________________________________________________________________________________________________

Total                           1,036,792              $32.77        1,036,792          $375,004,000
======================================================================================================




* During the quarter ended April 30, 2005, purchases were made pursuant to two publicly announced programs. Under the program announced in November 2003 the Issuer was authorized to expend up to $116,500,000 to purchase Issuer's outstanding Common Stock. That program was scheduled to expire on November 30, 2006 but was early terminated on March 17, 2005 upon the adoption and announcement of a new program. Under the program announced on March 17, 2005, Issuer was authorized to expend up to $400,000,000 to purchase its Common Stock. This program will expire on March 30, 2007. Purchases under this program in excess of $134,000,000 are currently subject to lender approval under the Company's multi-bank credit facility.

ITEM 6         Exhibits and Reports on Form 8-K

     (a)       Exhibits:

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



(b)            Reports on Form 8-K:


               On  February  28,  2005,   Registrant   issued  a  press  release
               announcing its unaudited earnings and results of operations for the fourth quarter and fiscal year ended January 31, 2005.

               On March 16, 2005, Registrant filed a Report on Form 8-K reporting that the Compensation Committee of Registrant's Board of Directors had made various changes to date in fiscal 2005. Forms of changed awards, terms and agreements subject to such changes made in fiscal 2005 were attached as exhibits and incorporated by reference.

               On March 18, 2005, Registrant issued a press release announcing that the Board of Directors of Tiffany & Co. (NYSE-TIF) had approved a new stock repurchase program.

               On April 14, 2005, Registrant filed a Report on Form 8-K reporting that subsequent to the Company's February 28, 2005 press release announcing unaudited fiscal 2004 fourth quarter and annual results, certain expenses associated with the expensing of share-based compensation were reclassified within the consolidated statement of earnings.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TIFFANY & CO.
                                           (Registrant)


Date: June 1, 2005                         By:     /S/ James N. Fernandez
                                                   ----------------------------
                                                   James N. Fernandez
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (principal financial officer)

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