Form 10-Q
period 2005-07-31
TIFFANY & CO
filed 2005-09-02
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended July 31, 2005. OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE  ACT  OF  1934  for  the   transition   period  from  ________  to
     _____________.


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

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act). Yes X . No .
                                   ------- -------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 142,430,610 shares outstanding at the close of business on August 31, 2005.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2005





PART I -  FINANCIAL INFORMATION                                                                         PAGE
                                                                                                        ----

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - July 31, 2005,
               January 31, 2005 and July 31, 2004 (Unaudited)                                             3

            Condensed Consolidated Statements of Earnings - for the
               three and six months ended July 31, 2005
               and 2004 (Unaudited)                                                                       4

            Condensed Consolidated Statements of Cash Flows - for the
               six months ended July 31, 2005 and 2004 (Unaudited)                                        5

            Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                                             6-11


Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                          12-22


Item 4.     Controls and Procedures                                                                      23


PART II - OTHER INFORMATION


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

            (e) Issuer Purchases of Equity Securities                                                    24


Item 4.     Submission of Matters to a Vote of Security Holders                                          25


Item 6.     Exhibits and Reports on Form 8-K                                                             26

            (a)  Exhibits

            (b)  Reports on Form 8-K



PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                              July 31,         January 31,          July 31,
                                                                                2005               2005               2004
                                                                            --------------     --------------     --------------
ASSETS

Current assets:
Cash and cash equivalents                                                 $       128,611    $       187,681    $       153,623
Short-term investments                                                                  -            139,200                  -
Accounts receivable, less allowances
   of $6,198, $7,491 and $5,979                                                   126,000            133,545            114,596
Inventories, net                                                                1,066,371          1,057,245          1,034,404
Deferred income taxes                                                              72,084             64,790             52,598
Prepaid expenses and other current assets                                          51,991             25,428             50,029
                                                                          ----------------   ----------------   ----------------

Total current assets                                                            1,445,057          1,607,889          1,405,250

Property, plant and equipment, net                                                916,374            917,853            892,436
Other assets, net                                                                 139,237            140,376            182,361
                                                                          ----------------   ----------------   ----------------

                                                                          $     2,500,668    $     2,666,118    $     2,480,047
                                                                          ----------------   ----------------   ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                     $        22,966    $        42,957    $       157,941
Current portion of long-term debt                                                       -                  -             49,033
Accounts payable and accrued liabilities                                          178,322            186,013            173,635
Income taxes payable                                                               20,510            118,536             21,831
Merchandise and other customer credits                                             51,491             52,315             47,776
                                                                          ----------------   ----------------   ----------------

Total current liabilities                                                         273,289            399,821            450,216

Long-term debt                                                                    381,297            397,606            379,363
Postretirement/employment benefit obligations                                      40,778             40,220             37,917
Deferred income taxes                                                               9,790             33,175             17,713
Other long-term liabilities                                                       101,539             94,136             87,228

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value; authorized 240,000 shares,
   issued and outstanding 142,385, 144,548 and 146,371                              1,424              1,445              1,464
Additional paid-in capital                                                        445,349            426,308            415,434
Retained earnings                                                               1,236,757          1,246,331          1,087,642
Accumulated other comprehensive gain (loss), net of tax:
   Foreign currency translation adjustments                                         9,525             29,045              4,545
   Deferred hedging gains (losses)                                                    591             (2,118)              (736)
   Unrealized gains (losses) on marketable securities                                 329                149               (739)
                                                                          ----------------   ----------------   ----------------

Total stockholders' equity                                                      1,693,975          1,701,160          1,507,610
                                                                          ----------------   ----------------   ----------------

                                                                          $     2,500,668    $     2,666,118    $     2,480,047
                                                                          ----------------   ----------------   ----------------


See notes to condensed consolidated financial statements.


                         TIFFANY & CO. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)




                                                                 Three Months Ended              Six Months Ended
                                                                     July 31,                        July 31,
                                                           -------------------------------  --------------------------------
                                                                  2005            2004          2005              2004
                                                           -------------    --------------  --------------    --------------

Net sales                                                 $     526,701     $     476,597   $   1,036,602     $     933,557

Cost of sales                                                   234,617           212,109         469,697           410,193
                                                           -------------    --------------  --------------    --------------

Gross profit                                                    292,084           264,488         566,905           523,364

Selling, general and administrative expenses                    218,016           206,318         426,526           402,499
                                                           -------------    --------------  --------------    --------------

Earnings from operations                                         74,068            58,170         140,379           120,865

Other expenses, net                                               3,858             4,798           8,064             8,122
                                                           -------------    --------------  --------------    --------------

Earnings before income taxes                                     70,210            53,372         132,315           112,743

Provision for income taxes                                       19,659            20,282          41,706            42,842
                                                           -------------    --------------  --------------    --------------

Net earnings                                               $     50,551     $      33,090   $      90,609     $      69,901
                                                           -------------    --------------  --------------    --------------


Net earnings per share:

  Basic                                                    $       0.35     $        0.23   $        0.63     $        0.48
                                                           -------------    --------------  --------------    --------------
  Diluted                                                  $       0.35     $        0.22   $        0.62     $        0.47
                                                           -------------    --------------  --------------    --------------

Weighted average number of common shares:

  Basic                                                         142,989           146,370         143,618           146,593
  Diluted                                                       144,930           148,592         145,533           148,944


See notes to condensed consolidated financial statements.



                         TIFFANY & CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                                         Six Months Ended
                                                                                                             July 31,
                                                                                            ----------------------------------------
                                                                                                    2005                   2004
                                                                                            ----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                            $       90,609         $        69,901
     Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                                 55,099                  52,741
       Gain on equity investments                                                                         -                      (2)
       Provision for uncollectible accounts                                                             984                     945
       Provision for inventories                                                                      4,062                   3,094
       Deferred income taxes                                                                        (22,059)                 (7,914)
       Provision for postretirement/employment benefits                                                 558                   1,171
       Stock compensation expense                                                                    12,357                  11,328
       Excess tax benefits from share-based payment arrangements                                     (1,024)                 (1,518)
       Deferred hedging losses transferred to earnings                                                1,480                   1,447
     Changes in assets and liabilities:
       Accounts receivable                                                                           (1,249)                 18,299
       Inventories                                                                                  (34,918)               (181,447)
       Prepaid expenses and other current assets                                                    (24,631)                (26,139)
       Other assets, net                                                                                619                  (3,835)
       Accounts payable                                                                               1,473                 (18,907)
       Accrued liabilities                                                                           (1,325)                (14,363)
       Income taxes payable                                                                         (94,954)                (20,662)
       Merchandise and other customer credits                                                          (732)                  2,283
       Other long-term liabilities                                                                   12,549                  10,101
                                                                                            ----------------       -----------------

     Net cash used in operating activities                                                           (1,102)               (103,477)
                                                                                            ----------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                           (76,310)                (70,510)
     Proceeds from sale of marketable securities and short-term investments                         238,175                  49,370
     Purchases of marketable securities and short-term investments                                  (99,589)                (46,527)
     Other, net                                                                                        (101)                 (1,705)
                                                                                            ----------------       -----------------

     Net cash provided by (used in) investing activities                                             62,175                 (69,372)
                                                                                            ----------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayments of) proceeds from short-term borrowings, net                                       (17,089)                117,017
     Fees and expenses related to new short-term borrowings                                            (397)                      -
     Excess tax benefits from share-based payment arrangements                                        1,024                   1,518
     Repurchases of Common Stock                                                                    (83,948)                (25,445)
     Proceeds from exercise of stock options                                                          4,330                   5,071
     Cash dividends on Common Stock                                                                 (20,123)                (16,127)
                                                                                            ----------------       -----------------

     Net cash (used in) provided by financing activities                                           (116,203)                 82,034
                                                                                            ----------------       -----------------

     Effect of exchange rate changes on
     cash and cash equivalents                                                                       (3,940)                 (4,227)
                                                                                            ----------------       -----------------
     Net decrease in cash and cash equivalents                                                      (59,070)                (95,042)
     Cash and cash equivalents at beginning of year                                                 187,681                 248,665
                                                                                            ----------------       -----------------

     Cash and cash equivalents at end of six months                                          $      128,611         $       153,623
                                                                                            ================       =================


See notes to condensed consolidated financial statements.




                         TIFFANY & CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO (last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of July 31, 2005 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2005 is derived from the audited financial statements, which are included in the Company's report on Form 10-K and should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          Certain reclassifications were made to the prior year's financial statement amounts and related note disclosures to conform to the current year's presentation.

          The Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year and, therefore, the results of its operations for the three and six months ended July 31, 2005 and 2004 are not necessarily indicative of the results of the entire fiscal year.

2.        NEW ACCOUNTING STANDARDS

          In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." This Statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires that new, modified and vested share-based payment transactions with employees be measured at fair-value and recognized as compensation expense over the vesting period. The Company adopted SFAS No. 123R in the fourth quarter of 2004, retroactive to February 1, 2004, using the modified retrospective method of transition which allowed for the restatement of interim financial statements based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS No. 123. The results of the restatement for the three and six months ended July 31, 2004 had the effect of reducing earnings from operations by $5,687,000 and $11,328,000, reducing net earnings by $3,526,000 and $7,023,000, reducing basic earnings per share by $0.02 and $0.04 and reducing diluted earnings per share by $0.03 and $0.05. The balance sheet and statement of cash flows as of and for the six months ended July 31, 2004 were also restated accordingly.

          In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is currently evaluating the effect that the adoption of this statement will have on the Company's financial position, earnings and cash flows.

3.        INVENTORIES

                                           July 31,             January 31,            July 31,
          (in thousands)                      2005                  2005                  2004
          -------------------------------------------------------------------------------------------

          Finished goods                 $  791,336          $  771,192            $  727,733
          Raw materials                     232,959             236,802               226,719
          Work-in-process                    46,474              53,988                84,770
                                       ------------------  -------------------  ---------------------
                                          1,070,769           1,061,982             1,039,222
          Reserves                           (4,398)             (4,737)               (4,818)
                                       ------------------  -------------------  ---------------------
          Inventories, net               $1,066,371          $1,057,245            $1,034,404
                                       ------------------  -------------------  ---------------------

          LIFO-based inventories at July 31, 2005, January 31, 2005 and July 31, 2004 represented 70%, 66% and 70% of inventories, net, with the current cost exceeding the LIFO inventory value by $68,228,000, $64,058,000 and $39,614,000 at the end of each period.

4.        INCOME TAXES

          The effective income tax rate for the three and six months ended July 31, 2005 was 28.0% and 31.5% versus 38.0% in the three and six months ended July 31, 2004. The decrease from the prior year's tax rate was primarily due to additional tax benefits recognized in 2005 associated with the repatriation provisions of the American Jobs Creation Act of 2004 ("AJCA"), which included a $6,600,000 benefit recorded in the second quarter related to the Internal Revenue Service clarifying certain provisions of the AJCA in May 2005.

          The AJCA also provides a deduction for income from qualified domestic production activities ("manufacturing deduction"), which will be phased in from 2005 through 2010. Pursuant to FASB Staff Position No. 109-1, "Application of SFAS No. 109 (Accounting for Income Taxes), to the Tax Deduction on Qualified Production Activities provided by the AJCA," the effect of this deduction is reported in the period in which it is claimed on the Company's tax return. Although the Company recorded a tax benefit for the manufacturing deduction, the amount of the benefit is immaterial for the three and six months ended July 31, 2005 and is anticipated to be immaterial for the remainder of the year.

          The AJCA provides a two-year transition from the existing Extraterritorial Income Exclusion Act. The World Trade Organization ("WTO") ruled that this exclusion was an illegal export subsidy. The European Union believes that the AJCA fails to adequately repeal illegal export subsidies because of these transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with the WTO's prior ruling. Until the final resolution of this matter, management will be unable to predict what impact, if any, this will have on future earnings.

5.        EARNINGS PER SHARE

          Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of the assumed exercise of stock options and restricted stock units.

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                             Three Months Ended                 Six Months Ended
                                                                  July 31,                           July 31,
                                                     -------------------------------------------------------------------
          (in thousands)                                        2005             2004             2005              2004
          --------------------------------------------------------------------------------------------------------------

          Net earnings for basic
           and diluted EPS                                   $50,551          $33,090          $90,609           $69,901
                                                     --------------- ----------------  ---------------  ----------------

          Weighted average shares for
           basic EPS                                         142,989          146,370          143,618           146,593

          Incremental shares based
           upon the assumed exercise
           of stock options and
           restricted stock units                              1,941            2,222            1,915             2,351
                                                     --------------- ----------------  ---------------  ----------------


          Weighted average shares for
           diluted EPS                                       144,930          148,592          145,533           148,944
                                                     ---------------- ----------------  ---------------  ---------------

          For the three months ended July 31, 2005 and 2004, there were 7,504,000 and 3,593,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2005 and 2004, there were 7,543,000 and 3,512,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

6.        COMPREHENSIVE EARNINGS

          The components of comprehensive earnings were:

                                                          Three Months Ended                   Six Months Ended
                                                               July 31,                            July 31,
                                                   ----------------------------------------------------------------------
          (in thousands)                                 2005               2004               2005              2004
          ---------------------------------------------------------------------------------------------------------------

          Net earnings                                 $50,551          $ 33,090            $90,609            $69,901

          Other comprehensive gain
             (loss), net of tax:

           Deferred hedging gains                        2,040               711              2,709              1,772

           Foreign currency
             translation adjustments                   (16,475)           (1,888)           (19,520)           (11,311)

          Unrealized gains (losses)
             on marketable
             securities                                    330                46                180               (739)
                                                   --------------    ---------------    --------------    --------------

          Comprehensive earnings                       $36,446           $31,959            $73,978            $59,623
                                                   --------------    ---------------    --------------    --------------

                                        8

7.        DEBT

          In July 2005, the Company entered into a new $300,000,000 multi-bank revolving credit facility ("New Credit Facility") with an option to increase such commitments up to $500,000,000. The New Credit Facility replaces the Company's $250,000,000 multi-bank credit facility and the $10,000,000 Little Switzerland unsecured revolving credit facility. The New Credit Facility will be available for working capital and other corporate purposes and contains provisions comparable to those under the prior agreement, except that certain covenants have been revised to provide the Company with additional flexibility. Borrowings are with eight participating banks and are at interest rates based upon local currency borrowing rates plus a margin based on the Company's fixed charge coverage ratio. As of July 31, 2005,
          $22,800,000 was outstanding under the New Credit Facility with a weighted average interest rate of 3.7%. The New Credit Facility expires in July 2010.

8.        EMPLOYEE BENEFIT PLANS

          The Company maintains several pension and retirement plans, as well as providing certain health-care and life insurance benefits.

          Net periodic pension and other postretirement benefit expense included the following components:

                                                                          Three Months Ended July 31,
                                                            --------------------------------------------------------
                                                                                                             Other
                                                                                                    Postretirement
                                                                    Pension Benefits                      Benefits
                                                            --------------------------------------------------------
         (in thousands)                                         2005           2004          2005          2004
         -----------------------------------------------------------------------------------------------------------
         Service cost                                         $3,181         $2,699          $342          $307
         Interest cost                                         2,904          2,640           421           418
         Expected return on plan assets                       (2,519)        (2,079)            -             -
         Amortization of prior service
          cost                                                   201            201          (298)         (303)
         Amortization of net loss                                592            395            89            98
                                                            --------------------------------------------------------
         Net expense                                          $4,359         $3,856          $554          $520
                                                            --------------------------------------------------------

                                                                            Six Months Ended July 31,
                                                            --------------------------------------------------------
                                                                                                             Other
                                                                                                    Postretirement
                                                                    Pension Benefits                      Benefits
                                                            --------------------------------------------------------
         (in thousands)                                         2005           2004          2005           2004
         -----------------------------------------------------------------------------------------------------------
         Service cost                                         $6,362         $5,398         $  684        $  614
         Interest cost                                         5,808          5,280            842           836
         Expected return on plan assets                       (5,038)        (4,158)             -             -
         Amortization of prior service
          cost                                                   402            402           (596)         (606)
         Amortization of net loss                              1,184            790            178           196
                                                             -------------------------------------------------------
         Net expense                                          $8,718         $7,712         $1,108        $1,040
                                                             -------------------------------------------------------


9.        SEGMENT INFORMATION

          The Company's reportable segments are: U.S. Retail, International Retail and Direct Marketing. These reportable segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. Its Other channel of distribution includes all non-reportable segments which consist of worldwide sales and businesses operated under trademarks or trade names other than TIFFANY & CO., as well as sales associated with the Company's diamond sourcing and manufacturing operations. In deciding how to allocate resources and assess performance, the Company's Executive Officers regularly evaluate the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers.

          Reclassifications were made to prior year's segment amounts to conform to the current year presentation and to reflect the revised manner in which management evaluates the performance of segments. The reclassifications were associated with the following:

               o Effective with the current reporting period, the Company placed responsibility for U.S. business-to-business sales within the U.S. Retail channel and, consequently, now reports business-to-business sales in that channel. In the past, such sales were reported in the Direct Marketing channel, which will continue to report business-to-business Internet transactions.
               o    As of the  fourth  quarter  of  2004,  LIFO  costs  are  now included in segment results, as opposed to unallocated corporate expenses where it was previously included.
               o Each segment's earnings (losses) from operations as previously reported in 2004 was affected by an allocation of the expense associated with the modified retrospective adoption of SFAS No. 123R in the fourth quarter of 2004.

          Certain information relating to the Company's segments is set forth below:

                                                    Three Months Ended                    Six Months Ended
                                                          July 31,                            July 31,
                                             -------------------------------------------------------------------------
          (in thousands)                           2005               2004                2005               2004
          ------------------------------------------------------------------------------------------------------------
          Net sales:
             U.S. Retail                         $267,710           $248,134          $  523,562           $473,136
             International Retail                 202,104            180,948             392,420            365,679
             Direct Marketing                      30,354             28,910              59,290             54,469
             Other                                 26,533             18,605              61,330             40,273
                                             ---------------    ---------------     ---------------    ---------------
                                                 $526,701           $476,597          $1,036,602           $933,557
                                             ---------------    ---------------     ---------------    ---------------

          Earnings  (losses) from
          operations *:
             U.S. Retail                         $ 54,122            $46,533            $100,734           $ 85,897
             International Retail                  43,382             40,101              87,057             89,394
             Direct Marketing                       9,624              8,099              18,346             14,623
             Other                                 (3,127)            (3,337)             (4,642)            (4,673)
                                             ---------------    ---------------     ---------------    ---------------
                                                 $104,001            $91,396            $201,495           $185,241
                                             ---------------    ---------------     ---------------    ---------------

          * Represents earnings from operations before unallocated corporate expenses and other expenses, net.



          The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings before income taxes:

                                                    Three Months Ended                      Six Months Ended
                                                         July 31,                               July 31,
                                             -----------------------------------------------------------------------
          (in thousands)                           2005               2004               2005               2004
          ----------------------------------------------------------------------------------------------------------
          Earnings from
            operations for
            segments                            $104,001             $91,396           $201,495          $185,241

          Unallocated corporate
            expenses                             (29,933)            (33,226)           (61,116)          (64,376)

          Other expenses, net                     (3,858)             (4,798)            (8,064)           (8,122)
                                             ---------------    ---------------     --------------    --------------
          Earnings before income
           taxes                                $ 70,210             $53,372           $132,315          $112,743
                                             ---------------    ---------------     --------------    --------------

          Unallocated corporate expenses include costs related to the Company's administrative support functions, such as information technology, finance, legal and human resources, which the Company does not allocate to its segments.

10.       SUBSEQUENT EVENTS

          On August 18, 2005, the Company's Board of Directors declared a quarterly dividend of $0.08 per share. This dividend will be paid on October 11, 2005 to stockholders of record on September 20, 2005.

          In August 2005, the Company's Board of Directors approved the sale of a glassware manufacturing operation. The Company completed the sale in August 2005 in consideration for future discounts on purchases of merchandise over a period of time. The Company's third quarter results will reflect a loss of approximately $2,000,000 associated with the sale of the operation.

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


The Company's channels of distribution are as follows:

o    U.S.  Retail - sales in  TIFFANY  & CO.  stores  in the U.S.  and  sales of
     TIFFANY  &  CO.  products  made  by   business-to-business   sales  account
     executives in the U.S.;

o International Retail - sales in TIFFANY & CO. stores and department store boutiques outside the U.S. (also includes, to a lesser extent, business-to-business, Internet and wholesale sales of TIFFANY & CO. products outside the U.S.);

o Direct Marketing - Internet and catalog sales of TIFFANY & CO. products in the U.S.;

o Other - worldwide sales of businesses operated under trademarks or trade names other than TIFFANY & CO. ("specialty retail"), as well as wholesale sales of "rough," uncut diamonds associated with the Company's diamond sourcing and manufacturing operations.


Effective with the current reporting period, the Company placed responsibility for U.S. business-to-business sales within the U.S. Retail channel and, consequently, now reports business-to-business sales in that channel. In the past, such sales were reported in the Direct Marketing channel, which will continue to report business-to-business Internet transactions. The prior year's amounts affected by the change have been reclassified to conform to the current year presentation.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

A store's sales are included in "comparable store sales" when the store has been open for more than 12 months. The results of relocated stores remain in comparable store sales if the relocation occurs within the same geographical market. The results of a store in which the square footage has been expanded or reduced remain in the comparable store base.

HIGHLIGHTS

     o Net sales increased 11% to $526,701,000 in the three months ("second quarter") ended July 31, 2005 and 11% to $1,036,602,000 in the six months ("first half") ended July 31, 2005.

     o On a constant-exchange-rate basis (see Non-GAAP Measures section below), net sales rose 10% in both the second quarter and the first half and worldwide comparable store sales rose 4% in both periods.

     o Gross margin (gross profit as a percentage of net sales) in the second quarter was equal to the prior year, but gross margin declined in the first half primarily due to changes in geographic and product sales mix and higher product costs.

     o Selling, general and administrative ("SG&A") expenses as a percentage of net sales improved in both the second quarter and the first half due to sales leverage on fixed costs.

     o In the three and six months ended July 31, 2005, the effective tax rate included a benefit of $0.05 per diluted share and $0.06 per diluted share resulting from the American Jobs Creation Act of 2004.

     o The Company repurchased and retired 1.5 million and 2.6 million shares of its Common Stock in the three and six months ended July 31, 2005.

     o Net earnings in the second quarter increased 53% to $50,551,000, or $0.35 per diluted share, versus $33,090,000, or $0.22 per diluted share, in the prior year.

     o Net earnings in the first half increased 30% to $90,609,000, or $0.62 per diluted share, versus $69,901,000, or $0.47 per diluted share, in the prior year.

     o Growth in earnings per diluted share was slightly higher than net earnings growth in the three and six months ended July 31, 2005 due to share repurchase activity.

NON-GAAP MEASURES
-----------------

The Company's reported net sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar.

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

The following table reconciles net sales percentage increases (decreases) from the GAAP to the non-GAAP basis:


                                     Three Months Ended                                Six Months Ended
                                        July 31, 2005                                    July 31, 2005
                         --------------------------------------------      ------------------------------------------

                                                        Constant-                                       Constant-
                                           Trans-       Exchange-                           Trans-      Exchange-
                             GAAP          lation         Rate                 GAAP         lation        Rate
                           Reported        Effect         Basis              Reported       Effect        Basis
                         --------------------------------------------      ------------------------------------------
Net Sales:
----------
Worldwide                     11%            1%            10%                  11%           1%           10%

U.S. Retail                    8%            -              8%                  11%           -            11%

International
  Retail                      12%            3%             9%                   7%           2%            5%

Japan                          6%            1%             5%                   1%           1%            -

Other Asia-
  Pacific                     24%            6%            18%                  21%           5%           16%

Europe                        10%            -             10%                  10%           2%            8%


Comparable Store Sales:
-----------------------
Worldwide                      5%            1%             4%                   5%           1%            4%

U.S. Retail                    6%             -             6%                   8%           -             8%

International
  Retail                       5%            2%             3%                   1%           3%           (2%)

Japan                          2%            1%             1%                  (4%)          1%           (5%)

Other Asia-
  Pacific                     12%            6%             6%                  10%           4%            6%

Europe                         6%            1%             5%                   4%           2%            2%


RESULTS OF OPERATIONS
---------------------

Certain operating data as a percentage of net sales were as follows:

                                                  Three months Ended                       Six months Ended
                                                       July 31,                                July 31,
                                           ----------------------------------      ----------------------------------
                                                 2005             2004                  2005              2004
                                           ----------------------------------      ----------------------------------

Net sales                                         100.0%           100.0%                100.0%            100.0%
Cost of sales                                      44.5             44.5                  45.3              43.9
                                           ----------------------------------      ----------------------------------
Gross profit                                       55.5             55.5                  54.7              56.1

Selling, general and
administrative expenses                            41.4             43.3                  41.1              43.1
                                           ----------------------------------      ----------------------------------
Earnings from operations                           14.1             12.2                  13.6              13.0

Other expenses, net                                 0.8              1.0                   0.8               0.9
                                           ----------------------------------      ----------------------------------
Earnings before income
taxes                                              13.3             11.2                  12.8              12.1

Provision for income taxes                          3.7              4.3                   4.1               4.6
                                           ----------------------------------      ----------------------------------
Net earnings                                        9.6%             6.9%                  8.7%              7.5%
                                           ----------------------------------      ----------------------------------



Net Sales
---------
Net sales by channel of distribution were as follows:

                                                  Three months Ended                      Six months Ended
                                                       July 31,                               July 31,
                                           ----------------------------------    ------------------------------------
(in thousands)                                    2005             2004                 2005               2004
--------------                             ----------------------------------    ------------------------------------
U.S. Retail                                     $267,710         $248,134              $523,562          $473,136
International Retail                             202,104          180,948               392,420           365,679
Direct Marketing                                  30,354           28,910                59,290            54,469
Other                                             26,533           18,605                61,330            40,273
                                           ----------------------------------    ------------------------------------

                                                $526,701         $476,597            $1,036,602          $933,557
                                           ----------------------------------    ------------------------------------

U.S. Retail sales increased 8% in the second quarter and 11% in the first half, primarily due to an increase in the average transaction size. Comparable store sales rose 6% in the second quarter and 8% in the first half, due to 3% and 7% growth, respectively, in the New York flagship store (due to increased tourist spending) and a geographically broad-based increase of 6% and 8%, respectively, in branch stores. As explained in a preceding paragraph, the U.S. Retail channel now also includes business-to-business sales, which represent less than 5% of total U.S. Retail sales.

International Retail sales increased 12% in the second quarter and 7% in the first half. On a constant-exchange-rate basis, International Retail sales increased 9% and 5% for the same periods; comparable store sales increased 3% in the second quarter but declined 2% in the first half.

In Japan (which represented 22% of net sales in fiscal year 2004), on a constant-exchange-rate basis, total retail sales increased 5% in the second quarter and rose fractionally in the first half, while comparable store sales increased 1% and declined 5% in those same periods. Management believes that Japan sales have been negatively affected by generally weak consumer spending on jewelry, increased "luxury-goods" competition and shifts in consumer demand, particularly for silver jewelry. Management has, in recent years, increased average price points for existing products and introduced selections at higher price points in the silver jewelry category, which adversely affected sales. Sales in the silver jewelry category, including designer silver, (which represented 23% of Japan's total retail sales in fiscal year 2004) declined in both the second quarter (although at a lesser rate) and the first half. Management continues to focus on new products; targeted publicity and marketing; the quality of each location within the current distribution base; programs to enhance the shopping and customer service experience; and organizational and training initiatives to improve selling skills and effectiveness.

In the Asia-Pacific region outside of Japan (which represented 7% of net sales in fiscal year 2004), comparable store sales on a constant-exchange-rate basis increased 6% in both the second quarter and the first half, due to strength in several countries.

In Europe (which represented 6% of net sales in fiscal year 2004), comparable store sales on a constant-exchange-rate basis increased 5% in the second quarter and 2% in the first half, due to generally stronger growth in Continental Europe that offset a modest decline in London.

Direct Marketing sales rose 5% in the second quarter and 9% in the first half due to growth in the average amounts spent per e-commerce and catalog order.

Other sales increased 43% in the second quarter and 52% in the first half. More than two-thirds of the increase in both the quarter and the first half resulted from wholesale sales of rough diamonds; such sales commenced in the third quarter of 2004 and will continue on a regular basis. In the specialty retail businesses, sales in LITTLE SWITZERLAND stores increased 6% in the second quarter and 13% in the first half. To a much lesser extent, sales in IRIDESSE stores contributed to this channel's sales growth. IRIDESSE stores sell pearl jewelry exclusively; the first two such stores opened in 2004.

Management's plan for openings and closings of TIFFANY & CO. stores in 2005 are shown below and, in total, would represent a 3% net increase in gross square footage:


                                                Actual Openings        Expected Openings
Location                                        (Closings) 2005         (Closings) 2005
--------                                        ---------------         ---------------
Carmel, California                              Second Quarter
San Antonio, Texas                                                       Third Quarter
Pasadena, California                                                     Fourth Quarter
Naples, Florida                                                          Fourth Quarter
Mitsukoshi, Osaka, Japan                        (First Quarter)
Mitsukoshi, Yokohama, Japan                     (First Quarter)
Mitsukoshi, Kurashiki, Japan                    (First Quarter)
Mitsukoshi, Fukuoka, Japan                      (First Quarter)
Sogo, Shinsaibashi, Osaka, Japan                                         Third Quarter
Takashimaya, Yokohama, Japan                                             Third Quarter
Daimaru, Shinsaibashi, Osaka, Japan                                     (Third Quarter)
Brisbane, Australia                             Second Quarter
Paris, France                                   Second Quarter

Gross Margin
------------
Gross margin in the second quarter was equal to the prior year. Late in the first quarter the Company selectively increased U.S. retail prices due to increased costs for diamonds and platinum. Gross margin declined 1.4 percentage points in the first half. Approximately 0.9 percentage points of the decline in the first half resulted from changes in geographic and product sales mix, as well as higher product costs. The remaining decline in the first half primarily related to wholesale sales of rough diamonds which earn a minimal or no gross margin.

The Company's hedging program uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations. The Company adjusts its retail prices in Japan from time to time to address longer-term changes in the yen/dollar relationship and local competitive pricing.

Management's long-term strategy and objectives include achieving product manufacturing/sourcing efficiencies (including increased direct rough-diamond sourcing and internal manufacturing), controlling costs and implementing selective price adjustments in order to maintain the Company's gross margin at, or above, prior year levels. However, as evidenced by the decline in gross margin experienced in the early part of 2005, management continues to expect a modest year-over-year decline for the full year.

Selling, General and Administrative Expenses
--------------------------------------------
SG&A expenses increased 6% in the second quarter due to several factors: growth in depreciation and occupancy expenses (representing approximately 38% of the increase), higher labor costs (representing approximately 35% of the increase) and increased marketing expense (representing approximately 9% of the increase). SG&A expenses increased 6% in the first half primarily due to: growth in depreciation and occupancy expenses (representing approximately 43%
of the increase) and higher labor costs (representing approximately 41% of the increase). As a percentage of net sales, SG&A expenses improved in the second quarter and the first half due to the strong overall sales growth. Management's objective is to continue to improve the ratio of SG&A expenses to net sales by controlling expenses so that anticipated sales growth will result in improved earnings. Management expects a low-to-mid single-digit percentage increase in SG&A expenses in 2005 and, therefore, improvement in the expense ratio versus the prior year.

Earnings from Operations
------------------------
Reclassifications were made to prior year's earnings (losses) from operations by segment to conform to the current year presentation and to reflect the revised manner in which management evaluates the performance of segments. U.S. business gift results (excluding business-to-business internet transactions) were reclassified from the Direct Marketing channel to the U.S. Retail channel. LIFO costs have been included in segment results as opposed to unallocated corporate expenses as previously reported (consistent with the change made in fourth quarter 2004). In addition, each segment's earnings (losses) from operations in 2004 was affected by an allocation of the expense associated with the adoption of SFAS No. 123R, "Share-Based Payment."

                                                                                   Three Months Ended
                                                                                        July 31,
                                                                        ------------------------------------------
(in thousands)                                                                  2005                 2004
------------------------------------------------------------------      ------------------------------------------
Earnings (losses) from operations:
  U.S. Retail                                                                  $54,122               $46,533
  International Retail                                                          43,382                40,101
  Direct Marketing                                                               9,624                 8,099
  Other                                                                         (3,127)               (3,337)
                                                                        ------------------------------------------
Earnings from operations for segments                                          104,001                91,396
  Unallocated corporate expenses                                               (29,933)              (33,226)
                                                                        ------------------------------------------
Earnings from operations                                                       $74,068               $58,170
                                                                        ------------------------------------------

Earnings from operations rose 27% in the second quarter. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the second quarter of 2005 and 2004 was as follows:

o U.S. Retail: 20% in 2005 versus 19% in 2004 (increase was primarily due to increased sales and gross margin and the leveraging of fixed expenses);
o International Retail: 21% in 2005 versus 22% in 2004 (decrease was primarily due to lower gross margin resulting from changes in geographic and product sales mix);
o Direct Marketing: 32% in 2005 versus 28% in 2004 (increase was primarily due to increased sales and the leveraging of fixed expenses); and
o Other: (12)% in 2005 versus (18)% in 2004 (improvement was primarily due to increased sales).

                                                                                    Six Months Ended
                                                                                        July 31,
                                                                        ------------------------------------------
(in thousands)                                                                    2005                  2004
------------------------------------------------------------------      ------------------------------------------
Earnings (losses) from operations:
  U.S. Retail                                                                  $100,734              $ 85,897
  International Retail                                                           87,057                89,394
  Direct Marketing                                                               18,346                14,623
  Other                                                                          (4,642)               (4,673)
                                                                        ------------------------------------------
Earnings from operations for segments                                           201,495               185,241
  Unallocated corporate expenses                                                (61,116)              (64,376)
                                                                        ------------------------------------------
Earnings from operations                                                       $140,379              $120,865
                                                                        ------------------------------------------

Earnings from operations rose 16% in the first half. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the first half of 2005 and 2004 was as follows:

o U.S. Retail: 19% in 2005 versus 18% in 2004 (increase was primarily due to increased sales and the leveraging of fixed expenses);
o International Retail: 22% in 2005 versus 24% in 2004 (decrease was primarily due to lower gross margin resulting from changes in geographic and product sales mix);
o Direct Marketing: 31% in 2005 versus 27% in 2004 (increase was primarily due to increased sales and the leveraging of fixed expenses); and
o Other: (8)% in 2005 versus (12)% in 2004 (improvement was primarily due to increased sales).

Unallocated   corporate   expenses   include  costs  related  to  the  Company's
administrative support functions, such as information technology, finance, legal and human resources, which the Company does not allocate to its segments.

Other Expenses, Net
-------------------
Other expenses, net in the second quarter were lower than the prior year primarily due to increased interest income as a result of increased average investments and higher interest rates. Other expenses, net in the first half were relatively consistent with the prior year.

Provision for Income Taxes
--------------------------
The effective income tax rate for the three and six months ended July 31, 2005 was 28.0% and 31.5% versus 38.0% in the three and six months ended July 31, 2004. The decrease from the prior year's tax rate was primarily due to additional tax benefits recognized in 2005 associated with the repatriation provisions of the American Jobs Creation Act of 2004 ("AJCA"), which included a $6,600,000 benefit recorded in the second quarter related to the Internal Revenue Service clarifying certain provisions of the AJCA in May 2005.

The AJCA also provides a deduction for income from qualified domestic production activities ("manufacturing deduction"), which will be phased in from 2005 through 2010. Pursuant to FASB Staff Position No. 109-1, "Application of SFAS No. 109 (Accounting for Income Taxes), to the Tax Deduction on Qualified Production Activities provided by the AJCA," the effect of this deduction is reported in the period in which it is claimed on the Company's tax return. Although the Company recorded a tax benefit for the manufacturing deduction, the amount of the benefit is immaterial for the three and six months ended July 31, 2005 and is anticipated to be immaterial for the remainder of the year.

The AJCA provides a two-year transition from the existing Extraterritorial Income Exclusion Act. The World Trade Organization ("WTO") ruled that this exclusion was an illegal export subsidy. The European Union believes that the AJCA fails to adequately repeal illegal export subsidies because of these transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with the WTO's prior ruling. Until the final resolution of this matter, management will be unable to predict what impact, if any, this will have on future earnings.

New Accounting Standards
------------------------
See Note 2 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs. The Company had a net cash outflow from operating activities of $1,102,000 in the first half of 2005, compared with an outflow of $103,477,000 in the first half of 2004. The reduced outflow was due to smaller growth in inventories partly offset by increased tax payments largely associated with a gain recognized on the sale of the Company's equity holdings in Aber Diamond Corporation in the fourth quarter of 2004.

Working Capital
---------------
Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,171,768,000 and 5.3 at July 31, 2005, compared with $1,208,068,000 and 4.0 at
January 31, 2005 and $955,034,000 and 3.1 at July 31, 2004.

Accounts receivable, less allowances at July 31, 2005 were 6% lower than at January 31, 2005 (which is typically a seasonal high point) and were 10% higher than at July 31, 2004 due to sales growth.

Inventories, net at July 31, 2005 were 1% above January 31, 2005 and 3% above July 31, 2004. Combined raw material and work-in-process inventories decreased 4% versus January 31, 2005 and 10% versus July 31, 2004. The decrease resulted from a substantial buildup in the prior year during the initial development of rough diamond sourcing activities. Finished goods inventories increased 3% versus January 31, 2005 and 9% versus July 31, 2004 largely due to broadened product offerings and new and anticipated store openings. The effects from changes in foreign currency exchange rates were not significant. The Company continually strives to improve its inventory management by developing more effective systems and processes for product development, assortment planning, sales forecasting, supply-chain logistics, and store replenishment. Management expects a mid-single-digit percentage increase in the overall year-over-year inventory growth rate compared with a 21% increase in 2004.

Capital Expenditures
--------------------
Capital expenditures were $76,310,000 in the first half of 2005 compared with $70,510,000 in the first half of 2004. Management estimates that capital expenditures will be approximately $175,000,000 in 2005 (compared with approximately $142,000,000 in fiscal year 2004) due to costs related to the opening and renovation of stores and manufacturing facilities and to ongoing investments in new systems. Management continues to expect that total capital expenditures in 2005 and beyond will approximate 7-8% of net sales.

In 2000, the Company began a multi-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. The Company has spent approximately $84,000,000 to date for the New York store and related projects. Based on current plans, the Company estimates that the overall cost of these projects will be $110,000,000 when completed in 2007.

Business Dispositions
---------------------
The Company continuou sly evaluates its manufacturing operations and supply chain to ensure that the Company has the optimal production mix to support long-term growth needs. In August 2005, the Company's Board of Directors approved the sale of a glassware manufacturing operation. The Company completed the sale in August 2005 in consideration for future discounts on purchases of merchandise over a period of time. The Company's third quarter results will reflect a loss of approximately $2,000,000 associated with the sale of the operation.

Share Repurchases
-----------------
In March 2005, the Company's Board of Directors approved a new stock repurchase program ("2005 Program") that authorized the repurchase of up to $400,000,000 of the Company's Common Stock through March 2007 through open market or private transactions. The 2005 Program replaced and terminated an earlier program. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions. In the second quarter, the Company repurchased and retired 1,538,520 shares of Common Stock at a cost of $49,970,000, or an average cost of $32.48 per share. In the first half, the Company repurchased and retired 2,575,312 shares of Common Stock at a cost of $83,948,000, or an average cost of $32.60 per share. At July 31, 2005, there remained $325,034,000 of authorization for future repurchases under the 2005 Program.

Borrowings
----------
In July 2005, the Company entered into a new $300,000,000 multi-bank revolving credit facility ("New Credit Facility") with an option to increase such commitments up to $500,000,000. The New Credit Facility replaces the Company's previous $250,000,000 multi-bank credit facility and the $10,000,000 Little Switzerland unsecured revolving credit facility. The New Credit Facility will be available for working capital and other corporate purposes and contains provisions comparable to those under the prior agreement, except that certain covenants have been revised to provide the Company with additional flexibility. Borrowings are with eight participating banks and are at interest rates based upon local currency borrowing rates plus a margin based on the Company's fixed charge coverage ratio. The weighted average interest rate at July 31, 2005 was 3.7%. The New Credit Facility expires in July 2010.

The Company's sources of working capital are internally-generated cash flows and funds available under the New Credit Facility.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 24% at July 31, 2005, 26% at January 31, 2005 and 39% at July 31, 2004.

Based on the Company's financial position at July 31, 2005, management anticipates that cash on hand, internally-generated cash flows and the funds available under its revolving credit facility will be sufficient to support the Company's planned worldwide business expansion, share repurchases, debt service and seasonal working capital increases that are typically required during the third and fourth quarters of the year.

The Company's contractual cash obligations and commercial commitments at July 31, 2005 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2005.

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

Risk Factors
------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. As a jeweler and specialty retailer, the Company's success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes, including changes in consumer preferences for certain jewelry styles and materials. However, certain assumptions are specific to the Company and/or the markets in which it operates. The following assumptions, among others, are "risk factors" which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management:
(i) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, "luxuries"; (ii) that consumer spending does not decline substantially during the fourth quarter of any year; (iii) that unsettled regional and/or global conflicts or crises do not result in military, terrorist or other conditions creating disruptions or disincentives to, or changes in the pattern, practice or frequency of, tourist travel to the various regions where the Company operates retail stores nor to the Company's continuing ability to operate in those regions; (iv) that sales in Japan will not decline substantially; (v) that there will not be a substantial adverse change in the exchange relationship between the Japanese yen and the U.S. dollar; (vi) that Mitsukoshi and other department store operators in Japan, in the face of declining or stagnant department store sales, will not close or consolidate stores which have TIFFANY & CO. retail locations;
(vii) that Mitsukoshi will continue as a leading department store operator in Japan; (viii) that existing product supply arrangements, including license arrangements with third-party designers Elsa Peretti and Paloma Picasso, will continue; (ix) that the wholesale and retail market for high-quality rough and cut diamonds will provide continuity of supply and pricing; (x) that the Company's rough diamond sourcing initiative achieves its financial and strategic objectives; (xi) that the Company's gross margins in Japan and for diamond products can be maintained in the face of increased competition from traditional and e-commerce retailers; (xii) that the Company is able to pass on higher costs of raw materials to consumers through price increases; (xiii) that the sale of counterfeit products does not significantly undermine the value of the Company's trademarks and demand for the Company's products; (xiv) that new and existing stores and other sales locations can be leased, re-leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis; (xv) that the Company can achieve satisfactory results from any current and future businesses into which it enters that are operated under trademarks or trade names other than TIFFANY & CO.; and (xvi) that the Company's expansion plans for retail and direct selling operations and merchandise development, production and management can continue to be executed without meaningfully diminishing the distinctive appeal of the TIFFANY & CO. brand.

Part I.  Financial Information
Item 4.  Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended) was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation and as of July 31, 2005, the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in Internal Control Over Financial Reporting

     Subsequent to the date of the most recent evaluation of the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act), there were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. Other Information
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the second fiscal quarter of 2005:


-------------------------------------------------------------------------------------------------------------

                                                                             (c)Total
                                                                           Number  of          (d)Approximate
                                                                               Shares            Dollar Value
                                                                            Purchased          of Shares that
                                        (a)Total                            Under all              May Yet be
                                       Number of       (b)Average            Publicly               Purchased
                                          Shares       Price Paid           Announced               Under the
Period                                 Purchased        Per Share           Programs*               Programs*
-------------------------------------------------------------------------------------------------------------
May 1, 2005
through
May 31, 2005                             400,200           $30.99             400,200            $362,602,000
-------------------------------------------------------------------------------------------------------------
June 1, 2005
through
June 30, 2005                            732,120           $32.63             732,120            $338,714,000
-------------------------------------------------------------------------------------------------------------
July 1, 2005
through
July 31, 2005                            406,200           $33.68             406,200            $325,034,000
-------------------------------------------------------------------------------------------------------------
Total                                  1,538,520           $32.48           1,538,520            $325,034,000
-------------------------------------------------------------------------------------------------------------


* Pursuant to the program announced on March 17, 2005, the Issuer was authorized to expend up to $400,000,000 to purchase its Common Stock. This program will expire on March 30, 2007.

PART II.   OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At Registrant's Annual Meeting of Stockholders held on May 19, 2005, each of the nominees listed below was elected a director of Registrant to hold office until the next annual meeting of the stockholders and until his or her respective successor has been elected and qualified. Tabulated with the name of each of the nominees elected is the number of Common shares cast for each nominee and the number of Common shares withholding authority to vote for each nominee. There were no broker non-votes or abstentions with respect to the election of directors.

         Nominee                    Voted For             Withholding Authority

         Michael J. Kowalski        122,253,013                5,837,787
         Rose Marie Bravo           117,657,226               10,433,574
         William R. Chaney          122,166,605                5,921,194
         Samuel L. Hayes III        116,906,273               11,184,527
         Abby F. Kohnstamm          112,543,111               15,547,689
         Charles K. Marquis         116,958,789               11,132,011
         J. Thomas Presby           123,739,547                4,351,253
         James E. Quinn             122,250,051                5,840,749
         William A. Shutzer         121,134,129                6,956,671


At such meeting, the stockholders approved the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to examine the Company's fiscal 2005 financial statements. With respect to such appointment, 125,912,602 shares were voted to approve, 1,363,471 were voted against, and 814,727 shares abstained from voting. There were no broker non-votes with respect to the approval of the appointment of PricewaterhouseCoopers LLP.

The stockholders approved an amendment to the Company's 1998 Employee Incentive Plan so that return on average assets may be used as a Performance Measure for long-term incentive compensation. With respect to such approval, 121,231,846 shares were voted to approve, 5,500,756 shares were voted against, and 1,358,198 shares abstained from voting. There were no broker non-votes with respect to the approval of the amendment to the Company's 1998 Employee Incentive Plan.

The stockholders approved the Company's 2005 Employee Incentive Plan. With respect to such approval, 72,376,071 shares were voted for, 32,786,545 shares were voted against, and 1,325,942 shares abstained from voting. There were no broker non-votes with respect to the approval of the Company's 2005 Employee Incentive Plan.

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


   (b)         Reports on Form 8-K:


               On May 3, 2005,  Registrant  filed a Report on Form 8-K reporting
               that  the  Registrant's   Board  of  Directors   amended  Section
               4.02(a)(iii) of Registrant's 2005 Employee Incentive Plan.

               On May 13, 2005, issued a press release announcing its unaudited earnings and results of operations for the first quarter ended April 30, 2005.

               On May 19, 2005, Registrant issued a press release announcing an increase in its quarterly dividend by 33%.

               On May 23, 2005, Registrant filed a Report on Form 8-K reporting Registrant makes various grants and awards of cash, stock and stock units, and provides various benefits, to its directors, executive officers and other management employees pursuant to its 1998 Directors Option Plan and the 1998 and 2005 Employee Incentive Plans and pursuant to various retirement plans, formal agreements and informal agreements. The Compensation Committee of Registrant's Board of Directors made various changes to date in fiscal 2005.

               On June 3, 2005,  Registrant filed a Report on Form 8-K reporting
               Registrant's   Finance   Division  was  reorganized  and  certain
               responsibilities reassigned.

               On July 26, 2005, Registrant filed a Report on Form 8-K reporting that on July 20, 2005, Registrant entered into a new revolving bank credit agreement with The Bank of New York, as administrative Agent, consisting of basic commitments of $300 million, with an option by Registrant to increase such commitments up to $500 million (the "New Credit Agreement"). The New Credit Agreement replaced Registrant's previous $250 million revolving bank credit facility.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TIFFANY & CO.
                                     (Registrant)


Date: September 2, 2005          By: /s/ James N. Fernandez
                                     ----------------------------
                                     James N. Fernandez
                                     Executive Vice President and
                                     Chief Financial Officer
                                    (principal financial officer)

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