Form 10-Q
period 2005-10-31
TIFFANY & CO
filed 2005-12-05
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended October 31, 2005. OR

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

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act). Yes X . No .
                                   ------- -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 142,242,919 shares outstanding at the close of business on November 30, 2005.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2005





PART I - FINANCIAL INFORMATION                                                                PAGE
                                                                                              ----
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - October 31, 2005,
                      January 31, 2005 and October 31, 2004 (Unaudited)                          3

                  Condensed Consolidated Statements of Earnings - for the three and nine months ended October 31, 2005 and
                      2004 (Unaudited)                                                           4

                  Condensed Consolidated Statements of Stockholders' Equity -
                      for the nine months ended October 31, 2005 and
                      Comprehensive Earnings - for the three and nine months
                      ended October 31, 2005 (Unaudited)                                         5

                  Condensed Consolidated Statements of Cash Flows - for the
                      nine months ended October 31, 2005 and 2004 (Unaudited)                    6

                  Notes to Condensed Consolidated Financial Statements
                      (Unaudited)                                                             7-13


Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                          14-24


Item 4.           Controls and Procedures                                                       25


PART II - OTHER INFORMATION


Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                  (e) Issuer Purchases of Equity Securities                                     26


Item 6.           Exhibits                                                                      27

                  (a)  Exhibits


PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)



                                                                            October 31,       January 31,        October 31,
                                                                               2005               2005               2004
                                                                           --------------     --------------     -------------
ASSETS
Current assets:
Cash and cash equivalents                                                $       111,586    $       187,681   $       129,776
Short-term investments                                                                 -            139,200                 -
Accounts receivable, less allowances
   of $6,670, $7,491 and $6,264                                                  129,454            133,545           124,080
Inventories, net                                                               1,104,326          1,057,245         1,130,767
Deferred income taxes                                                             74,544             64,790            57,814
Prepaid expenses and other current assets                                         73,801             25,428            43,613
                                                                         ----------------   ----------------  ----------------

Total current assets                                                           1,493,711          1,607,889         1,486,050

Property, plant and equipment, net                                               860,712            917,853           917,837
Other assets, net                                                                145,523            140,376           188,860
                                                                         ----------------   ----------------  ----------------
                                                                         $     2,499,946    $     2,666,118   $     2,592,747
                                                                         ----------------   ----------------  ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                    $        30,365    $        42,957    $      267,389
Accounts payable and accrued liabilities                                         182,831            186,013           193,458
Income taxes payable                                                              15,460            118,536            12,619
Merchandise and other customer credits                                            54,238             52,315            50,230
                                                                         ----------------   ----------------  ----------------

Total current liabilities                                                        282,894            399,821           523,696

Long-term debt                                                                   373,606            397,606           393,194
Postretirement/employment benefit obligations                                     41,106             40,220            39,639
Deferred income taxes                                                                  -             33,175            26,256
Other long-term liabilities                                                      109,693             94,136            93,628

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value; authorized 240,000 shares,
   issued and outstanding 142,120, 144,548 and 145,756                             1,421              1,445             1,457
Additional paid-in capital                                                       464,109            426,308           421,526
Retained earnings                                                              1,219,946          1,246,331         1,076,167
Accumulated other comprehensive gain (loss), net of tax:
  Foreign currency translation adjustments                                         5,183             29,045            19,307
  Deferred hedging gains (losses)                                                  1,828             (2,118)           (1,952)
  Unrealized gains (losses) on marketable securities                                 160                149              (171)
                                                                         ----------------   ----------------  ----------------

Total stockholders' equity                                                     1,692,647          1,701,160         1,516,334
                                                                         ----------------   ----------------  ----------------

                                                                         $     2,499,946    $     2,666,118   $     2,592,747
                                                                         ----------------   ----------------  ----------------


See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)




                                                                 Three Months Ended                Nine Months Ended
                                                                    October 31,                       October 31,
                                                           -------------------------------  --------------------------------
                                                                 2005            2004            2005               2004
                                                           -------------    --------------  --------------    --------------
Net sales                                                  $    500,105     $     461,152   $   1,536,707     $   1,394,709

Cost of sales                                                   229,575           215,624         699,272           625,817
                                                           -------------    --------------  --------------    --------------

Gross profit                                                    270,530           245,528         837,435           768,892

Selling, general and administrative expenses                    230,735           212,164         657,261           614,663
                                                           --------------   --------------  --------------    --------------

Earnings from operations                                         39,795            33,364         180,174           154,229

Other expenses, net                                               4,289             5,276          12,353            13,398
                                                           -------------    --------------  --------------    --------------

Earnings before income taxes                                     35,506            28,088         167,821           140,831

Provision for income taxes                                       11,717            10,730          53,423            53,572
                                                           -------------    --------------  --------------    --------------

Net earnings                                               $     23,789     $      17,358   $     114,398     $      87,259
                                                           -------------    --------------  --------------    --------------

Net earnings per share:

    Basic                                                  $       0.17     $        0.12   $        0.80     $        0.60
                                                           -------------    --------------  --------------    --------------
    Diluted                                                $       0.16     $        0.12   $        0.79     $        0.59
                                                           -------------    --------------  --------------    --------------

Weighted average number of common shares:

    Basic                                                       142,280           145,943         143,172           146,376
    Diluted                                                     144,993           147,735         145,472           148,546


See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            ---------------------------------------------------------
                           AND COMPREHENSIVE EARNINGS
                           --------------------------
                                   (Unaudited)
                                   -----------
                                 (in thousands)


                                                                            Accumulated
                                                Total                             Other                                  Additional
                                        Stockholders'         Retained    Comprehensive              Common Stock           Paid-in
                                               Equity         Earnings      Gain (Loss)       Shares       Amount          Capital
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2005              $   1,701,160    $   1,246,331    $     27,076       144,548    $   1,445     $    426,308
Exercise of stock options                      11,951              -               -             795            8           11,943
Tax benefit from exercise of stock
 options                                        7,045              -               -             -            -              7,045
Stock option expense                           19,464              -               -             -            -             19,464
Issuance of Common Stock
 under the Employee Profit Sharing
 and Retirement Savings Plan                    4,400              -               -             143            1            4,399
Purchase and retirement of Common
 Stock                                       (114,342)        (109,259)            -          (3,366)         (33)          (5,050)
Cash dividends on Common Stock                (31,524)         (31,524)            -             -            -                -
Deferred hedging gains, net of tax              3,946              -             3,946           -            -                -
Marketable securities gains, net
 of tax                                            11              -                11           -            -                -
Foreign currency translation
 adjustments                                  (23,862)             -           (23,862)          -            -                -
Net earnings                                  114,398          114,398             -             -            -                -
                                      ---------------------------------------------------------------------------------------------

Balances, October 31, 2005              $   1,692,647    $   1,219,946    $      7,171       142,120    $   1,421     $    464,109
                                      ---------------------------------------------------------------------------------------------





                                                   Three Months Ended             Nine Months Ended
                                                       October 31,                   October 31,
                                                 2005            2004            2005           2004
--------------------------------------------------------------------------------------------------------------
Net earnings                                   $23,789          $17,358        $114,398       $87,259
Other comprehensive gain (loss), net
of tax:
  Deferred hedging gains (losses)                1,237           (1,216)          3,946           556
  Foreign currency translation
    adjustments                                 (4,342)          14,762         (23,862)        3,451
  Unrealized gains (losses) on
    marketable securities                         (169)             568              11          (171)
                                        ----------------------------------------------------------------------
                                               $20,515          $31,472         $94,493       $91,095
                                        ----------------------------------------------------------------------


See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------
                                 (in thousands)


                                                                                              Nine Months Ended
                                                                                                 October 31,
                                                                                   ----------------------------------------
                                                                                           2005                   2004
                                                                                   ----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                   $      114,398         $        87,259
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                        81,720                  79,709
     Gain on equity investments                                                                -                    (759)
     Provision for uncollectible accounts                                                  1,131                   1,603
     Provision for inventories                                                             7,165                   4,747
     Deferred income taxes                                                               (33,611)                (10,621)
     Loss on disposal of assets                                                            4,316                       -
     Provision for postretirement/employment benefits                                        886                   2,893
     Stock compensation expense                                                           19,464                  16,912
     Excess tax benefits from share-based payment arrangements                            (3,325)                 (1,811)
     Deferred hedging losses transferred to earnings                                       1,978                   2,085
   Changes in assets and liabilities:
     Accounts receivable                                                                  (5,622)                 13,893
     Inventories                                                                         (85,671)               (260,943)
     Prepaid expenses and other current assets                                           (45,376)                (21,168)
     Other assets, net                                                                     2,877                  (5,441)
     Accounts payable                                                                       (965)                 (1,688)
     Accrued liabilities                                                                   7,117                 (15,009)
     Income taxes payable                                                                (95,181)                (29,893)
     Merchandise and other customer credits                                                2,002                   4,643
     Other long-term liabilities                                                          14,390                  13,732
                                                                                   ----------------       -----------------

   Net cash used in operating activities                                                 (12,307)               (119,857)
                                                                                   ----------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                               (121,516)               (111,012)
     Proceeds from sale of marketable securities and short-term investments              238,175                  49,370
     Purchases of marketable securities and short-term investments                       (99,715)                (46,698)
     Proceeds from sale-leaseback of assets                                               75,000                       -
     Notes receivable funded                                                              (8,520)                      -
     Other, net                                                                             (786)                  1,311
                                                                                   ----------------       -----------------

   Net cash provided by (used in) investing activities                                    82,638                (107,029)
                                                                                   ----------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayments of) proceeds from short-term borrowings, net                              (10,204)                224,263
   Repayment of current portion of long-term debt                                              -                 (51,530)
   Fees and expenses related to new short-term borrowings                                   (600)                      -
   Excess tax benefits from share-based payment arrangements                               3,325                   1,811
   Repurchases of Common Stock                                                          (114,342)                (46,576)
   Proceeds from exercise of stock options                                                11,951                   5,943
   Cash dividends on Common Stock                                                        (31,524)                (24,887)
                                                                                 ----------------       -----------------

   Net cash (used in) provided by financing activities                                  (141,394)                109,024
                                                                                 ----------------       ------------------
   Effect of exchange rate changes on
   cash and cash equivalents                                                              (5,032)                 (1,027)
                                                                                 ----------------       ------------------
   Net decrease in cash and cash equivalents                                             (76,095)               (118,889)
   Cash and cash equivalents at beginning of year                                        187,681                 248,665
                                                                                 ----------------       ------------------


   Cash and cash equivalents at end of nine months                                $      111,586         $       129,776
                                                                                 ----------------       ------------------

See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments including the adjustment necessary as a result of the use of the LIFO (last-in, first-out) method of inventory valuation, which is based on assumptions as to inflation rates and projected fiscal year-end inventory levels) necessary to present fairly the Company's financial position as of October 31, 2005 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2005 is derived from the audited financial statements, which are included in the Company's report on Form 10-K and should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          Certain reclassifications were made to the prior year's financial statement amounts and related note disclosures to conform to the current year's presentation.

          The Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year and, therefore, the results of its operations for the three and nine months ended October 31, 2005 and 2004 are not necessarily indicative of the results of the entire fiscal year.

2.        NEW ACCOUNTING STANDARDS

          In October 2005, the FASB issued FSP No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" which requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. Management has evaluated the provisions of FSP No. FAS 13-1 and determined that the effect of its adoption will have no impact on the Company's financial position, earnings and cash flows.

          In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." This Statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25,
          "Accounting for Stock Issued to Employees." SFAS No. 123R requires that new, modified and vested share-based payment transactions with employees be measured at fair-value and recognized as compensation expense over the vesting period. The Company adopted SFAS No. 123R in the fourth quarter of 2004, retroactive to February 1, 2004, using the modified retrospective method of transition which allowed for the restatement of interim financial statements based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS No. 123.

          The results of the restatement for the three and nine months ended October 31, 2004 had the effect of reducing earnings from operations by $5,584,000 and $16,912,000, reducing net earnings by $3,451,000 and
          $10,474,000, reducing basic earnings per share by $0.02 and $0.07 and reducing diluted earnings per share by $0.02 and $0.07. The balance sheet and statement of cash flows as of and for the nine months ended October 31, 2004 were also restated accordingly.

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

3.        INVENTORIES

                                                     October 31,            January 31,           October 31,
          (in thousands)                                2005                   2005                  2004
          ------------------------------------------------------------------------------------------------------
          Finished goods                           $  814,872             $  771,192            $  824,736
          Raw materials                               246,488                236,802               241,046
          Work-in-process                              47,456                 53,988                70,160
                                                 ---------------------  -------------------   ------------------
                                                    1,108,816              1,061,982             1,135,942
          Reserves                                     (4,490)                (4,737)               (5,175)
                                                 ---------------------  -------------------   ------------------
          Inventories, net                         $1,104,326             $1,057,245            $1,130,767
                                                 ---------------------  -------------------   ------------------

          LIFO-based inventories at October 31, 2005, January 31, 2005 and October 31, 2004 represented 71%, 66% and 68% of inventories, net, with the current cost exceeding the LIFO inventory value by $72,405,000 $64,058,000 and $48,296,000 at the end of each period.

4.        ACQUISITION AND DISPOSITIONS

          In October 2005, the Company acquired a corporation that specializes in polishing small carat weight diamonds in Vietnam. The price payable by the Company for the entire equity interest in this corporation is $2,000,000, of which $1,200,000 will be paid in the fourth quarter; the balance will be paid when certain post-acquisition requirements are satisfied but no later than a fixed due date. This acquisition was not significant to the Company's financial position, earnings or cash flows.

          In October 2005, the Company sold its equity interest in Temple St. Clair. The Company recorded a loss of $2,201,000 in Selling, General and Administrative ("SG&A") expenses associated with the sale.

          In August 2005, the Company sold a glassware manufacturing operation. The Company recorded a loss of $2,115,000 in SG&A expenses associated with the sale of the operation.

5.        INCOME TAXES

          The effective income tax rate for the three and nine months ended October 31, 2005 was 33.0% and 31.8% versus 38.2% and 38.0% in the three and nine months ended October 31, 2004. The decrease in the effective tax rate in the three months ended October 31, 2005 was primarily due to favorable reserve adjustments relating to the expiration of certain statutory periods during the quarter. In addition, the lower effective tax rate in the nine-month period ending October 31, 2005 was due to tax benefits of $8,100,000 recorded earlier in the year associated with the repatriation provisions of the American Jobs Creation Act of 2004 ("AJCA").

          The AJCA also provides a deduction for income from qualified domestic production activities ("manufacturing deduction"), which will be phased in from 2005 through 2010. Pursuant to FASB Staff Position No. 109-1, "Application of SFAS No. 109 (Accounting for Income Taxes), to the Tax Deduction on Qualified Production Activities provided by the AJCA," the effect of this deduction is reported in the period in which it is claimed on the Company's tax return. The Company has recorded a tax benefit for the manufacturing deduction, which is immaterial for the three and nine months ended October 31, 2005 and is anticipated to be immaterial for the remainder of the year.

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

6.        EARNINGS PER SHARE

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

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                           Three Months Ended                 Nine Months Ended
                                                               October 31,                       October 31,
                                                     -------------------------------------------------------------------
         (in thousands)                                        2005             2004             2005              2004
         ---------------------------------------------------------------------------------------------------------------
         Net earnings for basic
           and diluted EPS                                  $23,789          $17,358         $114,398           $87,259
                                                     --------------- ----------------  ---------------  ----------------

         Weighted average shares for
          basic EPS                                         142,280          145,943          143,172           146,376

         Incremental shares based
          upon the assumed exercise
          of stock options and
          restricted stock units                              2,713            1,792            2,300             2,170
                                                     --------------- ----------------  ---------------  ----------------

         Weighted average shares for
          diluted EPS                                       144,993          147,735          145,472           148,546
                                                     --------------- ----------------  ---------------  ----------------


          For the three months ended October 31, 2005 and 2004, there were 4,429,000 and 6,616,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2005 and 2004, there were 6,188,000 and 3,674,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

7.        DEBT

          In July 2005, the Company entered into a new $300,000,000 multi-bank revolving credit facility ("New Credit Facility") with an option to increase such commitments up to $500,000,000. The New Credit Facility replaced the Company's $250,000,000 multi-bank credit facility and the $10,000,000 Little Switzerland unsecured revolving credit facility. The New Credit Facility is available for working capital and other corporate purposes and contains provisions comparable to those under the prior agreement, except that certain covenants have been revised to provide the Company with additional flexibility. Borrowings may be made from eight participating banks and are at interest rates based upon local currency borrowing rates plus a margin that fluctuates with the Company's fixed charge coverage ratio. As of October 31, 2005, $28,223,000 was outstanding under the New Credit Facility with a weighted average interest rate of 3.3%. The New Credit Facility expires in July 2010.

8.        COMMITMENTS AND CONTINGENCIES

          In September 2005, the Company entered into a sale-leaseback arrangement for its Retail Service Center, a distribution and administrative office facility. The Company received proceeds of $75,000,000 resulting in a gain of $5,300,000, which has been deferred and is being amortized over the lease term. The lease has been accounted for as an operating lease. The lease expires in September 2025 and has two ten-year renewal options. Total rental payments under the lease are $103,960,000 during the initial lease term.

          In November 2004, the Company entered into an agreement with Tahera Diamond Corporation ("Tahera"), a Canadian diamond mining and exploration company, to purchase or market all of the diamonds to be mined at the Jericho mine which is being developed and constructed by Tahera in Nunavut, Canada (the "Project"). In consideration of that agreement, the Company provided a credit facility to Tahera which allows Tahera to draw up to Cnd$35,000,000 (U.S.$30,000,000 on October 31, 2005) to finance the development and construction of the Project. At October 31, 2005 approximately Cnd$9,983,000 (U.S.$8,477,000 at
          October 31, 2005) was outstanding under this credit facility. Principal and interest payments are due periodically throughout the term of the facility which matures in December 2013.

9.        EMPLOYEE BENEFIT PLANS

          The Company maintains several pension and retirement plans, as well as provides certain health-care and life insurance benefits.

          Net periodic pension and other postretirement benefit expense included the following components:


                                                                         Three Months Ended October 31,
                                                            ---------------------------------------------------------
                                                                                                   Other
                                                                                               Postretirement
                                                                  Pension Benefits                Benefits
                                                            ---------------------------------------------------------
         (in thousands)                                         2005          2004           2005           2004
         ------------------------------------------------------------------------------------------------------------
         Service cost                                         $3,165        $2,699          $ 294           $307
         Interest cost                                         3,160         2,640            397            400
         Expected return on plan assets                       (2,501)       (2,079)             -              -
         Amortization of prior service
          cost                                                   201           201           (299)          (303)
         Amortization of net loss                                971           395             68             82
                                                            ---------------------------------------------------------
         Net expense                                          $4,996        $3,856          $ 460           $486
                                                            ---------------------------------------------------------



                                                                          Nine Months Ended October 31,
                                                            ---------------------------------------------------------
                                                                                                   Other
                                                                                               Postretirement
                                                                  Pension Benefits                Benefits
                                                            ---------------------------------------------------------
         (in thousands)                                         2005          2004           2005           2004
         ------------------------------------------------------------------------------------------------------------
         Service cost                                        $ 9,527       $ 8,097         $  978        $  921
         Interest cost                                         8,968         7,920          1,239         1,236
         Expected return on plan assets                       (7,539)       (6,237)             -             -
         Amortization of prior service
          cost                                                   603           603           (895)         (909)
         Amortization of net loss                              2,155         1,185            246           278
                                                            ---------------------------------------------------------
         Net expense                                         $13,714       $11,568         $1,568        $1,526
                                                            ---------------------------------------------------------


10.       SEGMENT INFORMATION

          The Company's reportable segments are: U.S. Retail, International Retail and Direct Marketing. These reportable segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. Its Other channel of distribution includes all non-reportable segments which consist of worldwide sales and businesses operated under trademarks or trade names other than TIFFANY & CO., as well as wholesale sales of diamonds not suitable for the Company's production by the Company's diamond sourcing and manufacturing operations. In deciding how to allocate resources and assess performance, the Company's Executive Officers regularly evaluate the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers.

          Reclassifications were made to prior year's segment amounts to conform to the current year presentation and to reflect the revised manner in which management evaluates the performance of segments. These reclassifications were as follows:

               o Effective with the second quarter of 2005 (three months ended July 31, 2005), the Company placed responsibility for U.S., non-Internet, business-to-business sales within the U.S. Retail channel and, consequently, now reports non-Internet business-to-business sales in that channel. In the past, such sales were reported in the Direct Marketing channel, which will continue to report business-to-business Internet transactions.
               o    As of the  fourth  quarter  of  2004,  LIFO  costs  are  now included in segment results, as opposed to unallocated corporate expenses where they were previously included.
               o Each segment's earnings (losses) from operations as previously reported in 2004 were affected by an allocation of the expense associated with the modified retrospective adoption of SFAS No. 123R in the fourth quarter of 2004.

          Certain information relating to the Company's segments is set forth below:

                                                    Three Months Ended                   Nine Months Ended
                                                        October 31,                         October 31,
                                             -----------------------------------------------------------------------
         (in thousands)                          2005               2004                2005               2004
         -----------------------------------------------------------------------------------------------------------
         Net sales:
           U.S. Retail                        $247,782           $227,029          $  771,344          $  700,165
           International Retail                204,287            190,851             596,707             556,530
           Direct Marketing                     27,308             26,332              86,598              80,801
           Other                                20,728             16,940              82,058              57,213
                                             --------------    ---------------     ---------------    --------------
                                              $500,105           $461,152          $1,536,707          $1,394,709
                                             --------------    ---------------     ---------------    --------------

         Earnings  (losses) from
          operations*:
           U.S. Retail                         $37,911            $27,014            $138,646            $112,911
           International Retail                 41,021             39,473             128,078             128,866
           Direct Marketing                      4,879              3,544              23,225              18,167
           Other                               (10,584)            (5,449)            (15,226)            (10,122)
                                             --------------    ---------------     ---------------    --------------
                                               $73,227            $64,582            $274,723            $249,822
                                             --------------    ---------------     ---------------    --------------

          * Represents earnings from operations before unallocated corporate expenses and other expenses, net.

          The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings before income taxes:



                                                    Three Months Ended                     Nine Months Ended
                                                        October 31,                           October 31,
                                             ------------------------------------------------------------------------
         (in thousands)                           2005               2004               2005               2004
         ------------------------------------------------------------------------------------------------------------
         Earnings from
          operations for segments               $73,227            $64,582           $274,723           $249,822

         Unallocated corporate
          expenses                              (33,432)           (31,218)           (94,549)           (95,593)

         Other expenses, net                     (4,289)            (5,276)           (12,353)           (13,398)
                                            ---------------    ---------------     --------------     ---------------

         Earnings before income
          taxes                                 $35,506            $28,088           $167,821           $140,831
                                            ---------------    --------------      --------------     ---------------



          Unallocated corporate expenses include costs related to the Company's administrative support functions, such as information technology, finance, legal and human resources, which the Company does not allocate to its segments.

11.       SUBSEQUENT EVENT

          On November 17, 2005, the Company's Board of Directors declared a quarterly dividend of $0.08 per share on its Common Stock. This dividend will be paid on January 10, 2006 to stockholders of record on December 20, 2005.

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


The Company's channels of distribution are as follows:

o U.S. Retail - sales in TIFFANY & CO. stores in the U.S. and sales of TIFFANY & CO. products through business-to-business sales personnel in the U.S.;

o International Retail - sales in TIFFANY & CO. stores and department store boutiques outside the U.S. (also includes, to a lesser extent, business-to-business, Internet and wholesale sales of TIFFANY & CO. products outside the U.S.);

o Direct Marketing - Internet and catalog sales of TIFFANY & CO. products in the U.S.;

o Other - worldwide sales of businesses operated under trademarks or trade names other than TIFFANY & CO. ("specialty retail"), as well as wholesale sales of diamonds not suitable for the Company's production by the Company's diamond sourcing and manufacturing operations.

Effective with the second quarter of 2005 (three months ended July 31, 2005), the Company placed responsibility for U.S., non-Internet, business-to-business sales within the U.S. Retail channel and, consequently, now reports non-Internet business-to-business sales in that channel. In the past, such sales were reported in the Direct Marketing channel, which will continue to report business-to-business Internet transactions. The prior year's amounts affected by the change have been reclassified to conform to the current year presentation.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

A store's sales are included in "comparable store sales" when the store has been open for more than 12 months and the results of relocated stores are so included if the relocation occurs within the same geographical market. However, in Japan the sales result of a new store or boutique is not included in comparable store sales if it constitutes a relocation from one department store to another or from a department store to a free-standing location. The results of a store in which the square footage has been expanded or reduced remain in the comparable store base.

HIGHLIGHTS

     o Net sales increased 8% in the three months ("third quarter") ended October 31, 2005 and 10% in the nine months ("year-to-date") ended October 31, 2005.
     o On a constant-exchange-rate basis (see Non-GAAP Measures section below), net sales rose 9% in the third quarter and 10% in the year-to-date and worldwide comparable store sales rose 5% and 4% in those periods.
    o Gross margin (gross profit as a percentage of net sales) in the third quarter improved compared to the prior year. Gross margin declined in the year-to-date primarily due to changes in geographic and product sales mix and higher product costs.
     o Selling, general and administrative ("SG&A") expenses as a percentage of net sales increased slightly in the third quarter which included losses associated with business dispositions, but improved in the year-to-date due to sales leverage on fixed costs.
     o In the three and nine months ended October 31, 2005, the effective tax rate was lower than the prior year.
     o The Company repurchased and retired 0.8 million and 3.4 million shares of its Common Stock in the three and nine months ended October 31, 2005.
     o Net earnings increased 37% in the third quarter and 31% in the year-to-date.


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

The following table reconciles net sales percentage increases (decreases) from the GAAP to the non-GAAP basis:



                                     Three Months Ended                                Nine Months Ended
                                      October 31, 2005                                 October 31, 2005
                         --------------------------------------------      ------------------------------------------
                                                        Constant-                                       Constant-
                                          Trans-        Exchange-                            Trans-     Exchange-
                             GAAP         lation          Rate                 GAAP          lation       Rate
                           Reported       Effect          Basis              Reported        Effect       Basis
                         --------------------------------------------      ------------------------------------------
Net Sales:
----------
Worldwide                     8%            (1%)            9%                  10%           -            10%

U.S. Retail                   9%             -              9%                  10%           -            10%

International
  Retail                      7%             -              7%                   7%           1%            6%

Japan                         3%            (2%)            5%                   2%           -             2%

Other Asia-
   Pacific                   17%             4%            13%                  20%           5%           15%

Europe                        6%            (1%)            7%                   9%           1%            8%


Comparable Store Sales:
-----------------------
Worldwide                     5%             -              5%                   5%           1%            4%

U.S. Retail                   7%             -              7%                   8%           -             8%

International
  Retail                      1%             -              1%                   1%           2%           (1%)

Japan                        (2%)           (2%)            -                   (3%)          -            (3%)

Other Asia-
   Pacific                    8%             4%             4%                   9%           4%            5%

Europe                       (2%)           (1%)           (1%)                  2%           1%            1%



RESULTS OF OPERATIONS
---------------------

Certain operating data as a percentage of net sales were as follows:



                                                  Three Months Ended                       Nine Months Ended
                                                      October 31,                             October 31,
                                           ----------------------------------      ----------------------------------
                                                 2005             2004                  2005              2004
                                           ----------------------------------      ----------------------------------
Net sales                                      100.0%            100.0%                100.0%            100.0%

Cost of sales                                   45.9              46.8                  45.5              44.9
                                          ----------------------------------       ----------------------------------
Gross profit                                    54.1              53.2                  54.5              55.1

Selling, general and
administrative expenses                         46.1              46.0                  42.8              44.1
                                          ----------------------------------       ----------------------------------
Earnings from operations                         8.0               7.2                  11.7              11.0

Other expenses, net                              0.9               1.1                   0.8               0.9
                                          ----------------------------------       ----------------------------------
Earnings before income
taxes                                            7.1               6.1                  10.9              10.1

Provision for income taxes                       2.3               2.3                   3.5               3.8
                                          ----------------------------------       ----------------------------------
 Net earnings                                    4.8%              3.8%                  7.4%              6.3%
                                          ----------------------------------       ----------------------------------


Net Sales
---------
Net sales by channel of distribution were as follows:

                                                  Three Months Ended                      Nine Months Ended
(in thousands)                                        October 31,                            October 31,
--------------                             ----------------------------------    ----------------------------------
                                                 2005             2004                 2005               2004
                                           ----------------------------------    ----------------------------------
U.S. Retail                                    $247,782         $227,029            $  771,344        $  700,165

International Retail                            204,287          190,851               596,707           556,530

Direct Marketing                                 27,308           26,332                86,598            80,801

Other                                            20,728           16,940                82,058            57,213
                                           ----------------------------------    ----------------------------------
                                               $500,105         $461,152            $1,536,707        $1,394,709
                                           ----------------------------------    ----------------------------------



U.S. Retail sales increased 9% in the third quarter and 10% in the year-to-date, due to an increase in the average transaction size. Comparable store sales rose 7% in the third quarter and 8% in the year-to-date due to the following factors:
(i) 12% and 8% growth, respectively, in the New York flagship store (due to increased tourist spending); and (ii) a geographically broad-based increase of 6% and 8%, respectively, in branch stores. As explained in a preceding paragraph, the U.S. Retail channel now also includes non-Internet business-to-business sales, which represent less than 5% of total U.S. Retail sales.

International Retail sales increased 7% in both the third quarter and the year-to-date. On a constant-exchange-rate basis, International Retail sales increased 7% and 6% for the same periods; comparable store sales increased 1% in the third quarter but declined 1% in the year-to-date.

In Japan (which represented 22% of net sales in fiscal year 2004), on a constant-exchange-rate basis, total retail sales increased 5% in the third quarter and 2% in the year-to-date, while comparable store sales were unchanged and declined 3% in the respective periods. Management believes that Japan sales have been negatively affected by generally weak consumer spending on jewelry, increased "luxury-goods" competition and shifts in consumer demand, particularly for silver jewelry. Management has, in recent years, increased average price points for existing products and introduced selections at higher price points in the silver jewelry category, which adversely affected sales. Sales in the silver jewelry category, including designer silver (which represented 23% of Japan's total retail sales in fiscal year 2004), declined in both the third quarter and the year-to-date. Management continues to focus on: new products; targeted publicity and marketing; the quality of each location within the current distribution base; programs to enhance the shopping and customer service experience; and organizational and training initiatives to improve selling skills and effectiveness.

In the Asia-Pacific region outside of Japan (which represented 7% of net sales in fiscal year 2004), comparable store sales on a constant-exchange-rate basis increased 4% in the third quarter and 5% in the year-to-date, primarily due to growth in Australia and Singapore.

In Europe (which represented 6% of net sales in fiscal year 2004), comparable store sales on a constant-exchange-rate basis declined 1% in the third quarter and increased 1% in the year-to-date, due to growth in most of Continental Europe that was offset by a decline in London.

Direct Marketing sales rose 4% in the third quarter and 7% in the year-to-date due to growth in the average amounts spent per e-commerce and catalog order.

Other sales increased 22% in the third quarter and 43% in the year-to-date. More than half of the increase in both the quarter and the year-to-date resulted from wholesale sales of diamonds; such sales commenced in the third quarter of 2004 and will continue on a regular basis. In the specialty retail businesses, sales in LITTLE SWITZERLAND stores increased 10% in the third quarter and 12% in the year-to-date. To a much lesser extent, sales in IRIDESSE stores, which commenced in late 2004, contributed to this channel's sales growth. There are now five IRIDESSE stores which exclusively sell pearl jewelry.

Management's plan for openings and closings of TIFFANY & CO. stores in 2005 are shown below and, in total, would represent a 2% net increase in gross square footage:

                                              Actual / Expected
Location                                    Openings (Closings) 2005
--------                             ---------------------------------------
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

Mitsukoshi, Fukuoka, Japan                    (First Quarter)

Sogo, Shinsaibashi, Osaka, Japan               Third Quarter

Takashimaya, Yokohama, Japan                   Third Quarter

Daimaru, Shinsaibashi, Osaka, Japan           (Third Quarter)

Brisbane, Australia                            Second Quarter

Paris, France                                  Second Quarter


Gross Margin
------------
Gross margin improved in the third quarter by 0.9 percentage points primarily due to changes in geographic and product sales mix combined with selective increases in U.S. retail prices introduced late in the first quarter (0.9 percentage point improvement) and due to the negative effect in the prior year related to unused internal jewelry manufacturing capacity (0.4 percentage point improvement). These benefits were offset by an increase in wholesale sales of diamonds that earn a minimal to no gross margin.

Gross margin declined 0.6 percentage points in the year-to-date primarily due to an increase in wholesale sales of diamonds as well as geographic and product sales mix.

The Company's hedging program uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations. The Company adjusts its retail prices in Japan from time to time to address longer-term changes in the yen/dollar relationship and local competitive pricing.

Management's long-term strategy and objectives include achieving product manufacturing/sourcing efficiencies (including increased direct rough-diamond sourcing and internal manufacturing) and implementing selective price adjustments in order to maintain the Company's gross margin at, or above, prior year levels. However, as evidenced by the decline in gross margin experienced in the early part of 2005, management continues to expect a modest year-over-year decline for the full year.

Selling, General and Administrative Expenses
--------------------------------------------
SG&A expenses increased 9% in the third quarter and 7% in the year-to-date due to several factors: higher labor costs (representing slightly less than half of the increase in both periods), growth in depreciation and occupancy expenses (representing approximately one quarter of the increase in the third quarter and one third of the increase in the year-to-date) and $4,316,000 of losses associated with business dispositions (see Business Dispositions section). As a percentage of net sales, SG&A expenses increased marginally in the quarter but improved in the year-to-date due to the strong overall sales growth. Management's objective is to continue to improve the ratio of SG&A expenses to net sales by controlling expenses so that anticipated sales growth will result in improved earnings. Management expects a low-to-mid single-digit percentage increase in SG&A expenses in full year 2005 and, therefore, improvement in the expense ratio versus the prior year.

Earnings from Operations
------------------------
Reclassifications were made to prior year's earnings (losses) from operations by segment to conform to the current year presentation and to reflect the revised manner in which management evaluates the performance of segments. (See Note 10 to the Condensed Consolidated Financial Statements for further information on the reclassifications that were made).

                                                                                    Three Months Ended
                                                                                        October 31,
                                                                        ------------------------------------------
(in thousands)                                                                  2005                 2004
------------------------------------------------------------------      ------------------------------------------
Earnings (losses) from operations:
  U.S. Retail                                                                   $37,911               $27,014

  International Retail                                                           41,021                39,473

  Direct Marketing                                                                4,879                 3,544

  Other                                                                         (10,584)               (5,449)
                                                                        ------------------------------------------
Earnings from operations for segments                                            73,227                64,582

  Unallocated corporate expenses                                                (33,432)              (31,218)
                                                                        ------------------------------------------
Earnings from operations                                                        $39,795               $33,364
                                                                        ------------------------------------------


Earnings from operations rose 19% in the third quarter. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the third quarter of 2005 and 2004 was as follows:

o U.S. Retail: 15% in 2005 versus 12% in 2004 (increase was primarily due to increased sales and gross margin and the leveraging of fixed expenses);
o International Retail: 20% in 2005 versus 21% in 2004 (decrease was primarily due to lower gross margin resulting from changes in geographic and product sales mix);
o Direct Marketing: 18% in 2005 versus 13% in 2004 (increase was primarily due to increased sales and the leveraging of fixed expenses); and
o Other: (51)% in 2005 versus (32)% in 2004 (decrease was primarily due to losses associated with business dispositions).



                                                                                    Nine Months Ended
                                                                                       October 31,
                                                                        ------------------------------------------
(in thousands)                                                                  2005                 2004
------------------------------------------------------------------      ------------------------------------------
Earnings (losses) from operations:
  U.S. Retail                                                                  $138,646              $112,911

  International Retail                                                          128,078               128,866

  Direct Marketing                                                               23,225                18,167

  Other                                                                         (15,226)              (10,122)
                                                                        ------------------------------------------
Earnings from operations for segments                                           274,723               249,822

  Unallocated corporate expenses                                                (94,549)              (95,593)
                                                                        ------------------------------------------
Earnings from operations                                                       $180,174              $154,229
                                                                        ------------------------------------------



Earnings from operations rose 17% in the year-to-date. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the year-to-date of 2005 and 2004 was as follows:

o U.S. Retail: 18% in 2005 versus 16% in 2004 (increase was primarily due to increased sales and the leveraging of fixed expenses);
o International Retail: 21% in 2005 versus 23% in 2004 (decrease was primarily due to lower gross margin resulting from changes in geographic and product sales mix);
o Direct Marketing: 27% in 2005 versus 22% in 2004 (increase was primarily due to increased sales and the leveraging of fixed expenses); and
o Other: (19)% in 2005 versus (18)% in 2004 (decrease was primarily due to losses associated with business dispositions).

Unallocated   corporate   expenses   include  costs  related  to  the  Company's
administrative support functions, such as information technology, finance, legal and human resources, which the Company does not allocate to its segments.

Other Expenses, Net
-------------------
Other expenses, net decreased in the third quarter and year-to-date as a result of increased interest income associated with increased average investments and higher interest rates, transaction gains on settlement of foreign payables partially offset by lower income in equity investments. The increases in the year-to-date were partially offset by an increase in interest expense.

Provision for Income Taxes
--------------------------
The effective income tax rate for the three and nine months ended October 31, 2005 was 33.0% and 31.8% versus 38.2% and 38.0% in the three and nine months ended October 31, 2004. The decrease in the effective tax rate in the three months ended October 31, 2005 was primarily due to favorable reserve adjustments relating to the expiration of certain statutory periods during the quarter. In addition, the lower effective tax rate in the nine-month period ending October 31, 2005 was due to tax benefits of $8,100,000 recorded earlier in the year associated with the repatriation provisions of the American Jobs Creation Act of 2004 ("AJCA").

The AJCA also provides a deduction for income from qualified domestic production activities ("manufacturing deduction"), which will be phased in from 2005 through 2010. Pursuant to FASB Staff Position No. 109-1, "Application of SFAS No. 109 (Accounting for Income Taxes), to the Tax Deduction on Qualified Production Activities provided by the AJCA," the effect of this deduction is reported in the period in which it is claimed on the Company's tax return. The Company has recorded a tax benefit for the manufacturing deduction, which is immaterial for the three and nine months ended October 31, 2005 and is anticipated to be immaterial for the remainder of the year.

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

New Accounting Standards
------------------------
See Note 2 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal working capital requirements and capital expenditure needs. The Company had a net cash outflow from operating activities of
$12,307,000 in the year-to-date of 2005, compared with an outflow of $119,857,000 in the year-to-date of 2004. The reduced outflow was due to smaller growth in inventories partly offset by increased tax payments largely associated with a gain recognized on the sale of the Company's equity holdings in Aber Diamond Corporation in the fourth quarter of 2004.

Working Capital
---------------
Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,210,817,000 and 5.3 at October 31, 2005, compared with $1,208,068,000 and 4.0 at January 31, 2005 and $962,354,000 and 2.8 at October 31, 2004.

Accounts receivable, less allowances at October 31, 2005 were 3% lower than at January 31, 2005 (which is typically a seasonal high point) and were 4% higher than at October 31, 2004 due to sales growth.

Inventories, net at October 31, 2005 were 4% above January 31, 2005 and 2% below October 31, 2004. Combined raw material and work-in-process inventories increased 1% versus January 31, 2005 and decreased 6% versus October 31, 2004 which resulted from increased raw material purchases in 2004 during the initial development of rough diamond sourcing activities. Finished goods inventories increased 6% versus January 31, 2005, largely due to broadened product offerings and new and anticipated store openings, and decreased 1% versus October 31, 2004. Changes in foreign currency exchange rates decreased finished goods inventory by 4% and 2% compared to January 31, 2005 and October 31, 2004.

The Company continually strives to improve its inventory management by developing more effective systems and processes for product development, assortment planning, sales forecasting, supply-chain logistics and store replenishment. Management expects a low-single-digit percentage increase in the overall year-over-year inventory growth rate in 2005 compared with a 21% increase in 2004.

Capital Expenditures
--------------------
Capital expenditures were $121,516,000 in the year-to-date compared with $111,012,000 in the first nine months of 2004. Management estimates that capital expenditures will be approximately $165,000,000 in 2005 (compared with approximately $142,000,000 in the prior year) due to costs related to the opening and renovation of stores and manufacturing facilities and to ongoing investments in new systems. Management continues to expect that total capital expenditures beyond 2005 will approximate 7-8% of net sales.

In 2000, the Company began a multi-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. The Company has spent approximately $87,000,000 to-date for the New York store related projects. Based on current plans, the Company estimates that the overall cost of these projects will be $110,000,000 when completed in 2006.

Business Dispositions
---------------------
The Company continuously evaluates its manufacturing operations and supply chain to ensure that the Company has the optimal production mix to support long-term growth needs. In August 2005, the Company sold a glassware manufacturing operation. The Company recorded a loss of approximately $2,115,000 in SG&A expenses associated with the sale of the operation.

In October 2005, the Company sold its equity interest in Temple St. Clair. The Company recorded a loss of $2,201,000 in SG&A expenses associated with the sale.

Share Repurchases
-----------------
In March 2005, the Company's Board of Directors approved a stock repurchase program ("2005 Program") that authorized the repurchase of up to $400,000,000 of the Company's Common Stock through March 2007 by means of open market or private transactions. The 2005 Program replaced and terminated an earlier program. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions. In the third quarter, the Company repurchased and retired 790,997 shares of Common Stock at a total cost of $30,394,000, or an average cost of $38.42 per share. In the year-to-date, the Company repurchased and retired 3,366,309 shares of Common Stock at a total cost of $114,342,000, or an average cost of $33.97 per share. At October 31, 2005, there remained $294,640,000 of authorization for future repurchases under the 2005 Program.

Borrowings
----------
In July 2005, the Company entered into a new $300,000,000 multi-bank revolving credit facility ("New Credit Facility") with an option to increase such commitments up to $500,000,000. The New Credit Facility replaced the Company's previous $250,000,000 multi-bank credit facility and the $10,000,000 Little Switzerland unsecured revolving credit facility. The New Credit Facility is available for working capital and other corporate purposes and contains provisions comparable to those under the prior agreement, except that certain covenants have been revised to provide the Company with additional flexibility. Borrowings may be made from eight participating banks and are at interest rates based upon local currency borrowing rates plus a margin that fluctuates with the Company's fixed charge coverage ratio. The weighted average interest rate at October 31, 2005 was 3.3%. The New Credit Facility expires in July 2010.

The Company's sources of working capital are internally-generated cash flows and funds available under the New Credit Facility.

The  ratio  of  total  debt  (short-term   borrowings  and  long-term  debt)  to
stockholders' equity was 24% at October 31, 2005, 26% at January 31, 2005 and 44% at October 31, 2004.

Based on the Company's financial position at October 31, 2005, management anticipates that cash on hand, internally-generated cash flows and the funds available under its revolving credit facility will be sufficient to support the Company's planned worldwide business expansion, share repurchases, debt service and seasonal working capital increases that are typically required during the third and fourth quarters of the year.

Contractual Obligations
-----------------------
In November 2004, the Company entered into an agreement with Tahera Diamond Corporation ("Tahera"), a Canadian diamond mining and exploration company, to purchase or market all of the diamonds to be mined at the Jericho mine which is being developed and constructed by Tahera in Nunavut, Canada (the "Project"). In consideration of that agreement, the Company provided a credit facility to Tahera which allows Tahera to draw up to Cnd$35,000,000 (U.S.$30,000,000 on October 31, 2005) to finance the development and construction of the Project. At October 31, 2005 approximately Cnd$9,983,000 (U.S.$8,477,000 on October 31,
2005) was outstanding under this credit facility. Principal and interest payments are due periodically throughout the term of the facility which matures in December 2013.

In September 2005, the Company entered into a sale-leaseback arrangement for its Retail Service Center, a distribution and administrative office facility. The Company received proceeds of $75,000,000 resulting in a gain of $5,300,000 which has been deferred and is being amortized over the lease term. The lease has been accounted for as an operating lease. The lease expires in September 2025 and has two ten-year renewal options. Total rental payments under the lease are $103,960,000 during the initial lease term.

The Company's other contractual cash obligations and commercial commitments at October 31, 2005 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2005.

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

Part I.  Financial Information
Item 4.  Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation and as of October 31, 2005, the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. Other Information
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the third fiscal quarter of 2005:



--------------------------------------------------------------------------------------------------------------
                                                                             (c)Total
                                                                           Number  of          (d)Approximate
                                                                               Shares            Dollar Value
                                                                            Purchased          of Shares that
                                        (a)Total                            Under all              May Yet be
                                       Number of       (b)Average            Publicly               Purchased
                                          Shares       Price Paid           Announced               Under the
Period                                 Purchased        Per Share           Programs*               Programs*
--------------------------------------------------------------------------------------------------------------
August 1, 2005
through
August 31, 2005                                -                -                   -            $325,034,000
--------------------------------------------------------------------------------------------------------------
September 1, 2005
through
September 30, 2005                       718,797           $38.24             718,797            $297,546,000
--------------------------------------------------------------------------------------------------------------
October 1, 2005
through
October 31, 2005                          72,200           $40.24              72,200            $294,640,000
--------------------------------------------------------------------------------------------------------------
Total                                    790,997           $38.42             790,997            $294,640,000
--------------------------------------------------------------------------------------------------------------



* Pursuant to the program announced on March 17, 2005, the Issuer was authorized to expend up to $400,000,000 to purchase its Common Stock. This program will expire on March 30, 2007.

ITEM 6         Exhibits

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


                                     TIFFANY & CO.
                                     (Registrant)


Date: December 5, 2005               By: /s/ James N. Fernandez
                                     ----------------------------
                                     James N. Fernandez
                                     Executive Vice President and
                                     Chief Financial Officer
                                    (principal financial officer)

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