Form 10-K/A
period 2005-01-31
TIFFANY & CO
filed 2006-02-08
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

                                 Amendment No. 1


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2005
                                       OR
              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                           Commission file no. 1-9494

                                  TIFFANY & CO.
             (Exact name of registrant as specified in its charter)

              Delaware                                     13-3228013
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

             727 Fifth Avenue
            New York, New York                                 10022
  (Address of principal executive offices)                  (Zip code)

       Registrant's telephone number, including area code: (212) 755-8000

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
           ------------               -----------------------------------------
  Common Stock, $.01 par value per share        New York Stock Exchange
        Stock Purchase Rights                   New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes_X_ No ___

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

________________________________________________________________________________

Explanatory Note
----------------

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended January 31, 2005 is being filed solely for the purpose of amending, restating and clarifying the disclosure in Item 9A of Part II of such report. The Annual Report was filed with the Securities and Exchange Commission on April 14, 2005 by Registrant. Except as described above, no other changes have been made to the Annual Report. This Amendment No. 1 to the Annual Report continues to speak as of the date of the Annual Report, and Registrant has not updated the disclosures contained in this Amendment No. 1 to the Annual Report to reflect any events that occurred at a date subsequent to the filing of the Annual Report. The filing of this Amendment No. 1 to the Annual Report is not a representation that any statements contained in items of the Annual Report other than that information being amended hereby are true or complete as of any date subsequent to the date of the Annual Report.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

     Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934), Registrant's chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and
(ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

     In addition, Registrant's chief executive officer and chief financial officer have determined that there have been no changes in Registrant's internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

     Registrant's management, including its chief executive officer and chief financial officer necessarily applied their judgment in assessing the costs and benefits of such controls and procedures. By their nature, such controls and procedures cannot provide absolute certainty, but can provide reasonable assurance regarding management's control objectives. Our chief executive officer and our chief financial officer have concluded that Registrant's disclosure controls and procedures are (i) designed to provide such reasonable assurance and (ii) are effective at that reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

     Management's report on internal control over financial reporting and the report of the independent registered public accounting firm are included on pages 33-35 of Registrant's Annual Report to Stockholders for the Fiscal Year ended January 31, 2005.

PART IV, ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K. As required by Rule 12b-15, the following new certifications have been filed with the Securities and Exchange Commission but are not attached to copies of this Form 10-K/A Amendment No.1 other than complete copies filed with said Commission and the New York Stock Exchange.

Exhibit      Description

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


Date:  February 7, 2006

                                     Tiffany & Co.
                                     (Registrant)


                                     By: /s/ Patrick B. Dorsey
                                        ----------------------
                                        Patrick B. Dorsey
                                        Senior Vice President, Secretary and
                                        General Counsel