Form 10-Q/A
period 2005-10-31
TIFFANY & CO
filed 2006-02-08
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-Q/A
                                 Amendment No. 1
                                ----------------

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 for the quarter ended October 31,  2005. OR

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
                                  ------- ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X . No .
                                           ------  -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 142,242,919 shares outstanding at the close of business on November 30, 2005.

Explanatory Note
----------------

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended October 31, 2005 is being filed solely for the purpose of amending, restating and clarifying the disclosure in Item 4 of Part I of such report. The Quarterly Report was filed with the Securities and Exchange Commission on December 5, 2005 by Registrant. Except as described above, no other changes have been made to the Quarterly Report. This Amendment No. 1 to the Quarterly Report continues to speak as of the date of the Quarterly Report, and Registrant has not updated the disclosures contained in this Amendment No. 1 to the Quarterly Report to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report. The filing of this Amendment No. 1 to the Quarterly Report is not a representation that any statements contained in items of the Quarterly Report other than that information being amended hereby are true or complete as of any date subsequent to the date of the Quarterly Report.

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

Part II, ITEM 6            Exhibits and Reports on Form 8-K

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


                                           TIFFANY & CO.
                                           (Registrant)


Date: February 7, 2006                     By:   /s/ Patrick B. Dorsey
                                            -----------------------------------
                                            Patrick B. Dorsey
                                            Senior Vice President, Secretary and
                                            General Counsel

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