Form 10-K
period 2006-01-31
TIFFANY & CO
filed 2006-03-31
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2006
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑          No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐          No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).
Large Accelerated filer ☑             Accelerated filer ☐             Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑
As of July 29, 2005 the aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant was approximately $4,793,702,819 using the closing sales price on this day of $34.03. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of March 24, 2006, the registrant had outstanding 142,567,901 shares of its common stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE.
The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant’s Proxy Statement Dated April 14, 2006 (Part III).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including information incorporated herein by reference, contains certain “forward-looking statements” concerning the Registrant’s objectives and expectations with respect to store openings, sales, retail prices, gross profit, expenses, earnings per share, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. Statements beginning with such words as “believes”, “intends”, “plans”, and “expects” include forward-looking statements that are based on management’s expectations given facts as currently known by management on the date this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission. All forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements.
The statements in this Annual Report on Form 10-K are made as of the date this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission and the Registrant undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changes in expectations or otherwise.

TIFFANY & CO.

PART I

Item 1.    Business.
a) General history of business.
Registrant (also referred to as the “Company”) is the parent corporation of Tiffany and Company (“Tiffany”). Charles Lewis Tiffany founded Tiffany’s business in 1837. He incorporated Tiffany in New York in 1868. Registrant acquired Tiffany in 1984 and completed the initial public offering of Registrant’s Common Stock in 1987.
b) Financial information about industry segments.
Registrant’s segment information for the fiscal years ended January 31, 2006, 2005 and 2004 is stated in Item 8. Financial Statements and Supplementary Data (Note R. “Segment Information”).
c) Narrative description of business.
As used below, the terms “Fiscal 2005”, “Fiscal 2004” and “Fiscal 2003” refer to the fiscal years ended on January 31, 2006, 2005 and 2004, respectively. Registrant is a holding company, and conducts all business through its subsidiary corporations.
DISTRIBUTION AND MARKETING
Channels of Distribution
For financial reporting purposes, Registrant categorizes its sales as follows:
U.S. Retail consists of retail sales transacted in Tiffany-operated stores in the United States and non-Internet, business-to-business sales within the United States (see U.S. Retail below);
International Retail consists of both retail and wholesale sales of TIFFANY & CO. merchandise to customers located outside the United States, as well as a limited amount of business-to-business and Internet sales (see International Retail below);
Direct Marketing consists of U.S. Internet, direct mail catalog and business-to-business Internet sales transacted by Tiffany (see Direct Marketing below); and
Other consists of sales transacted under trademarks and tradenames other than TIFFANY & CO. (i.e., LITTLE SWITZERLAND and IRIDESSE). Other also includes wholesale sales of diamonds that were found unsuitable for Tiffany’s production by Tiffany’s diamond sourcing and manufacturing operations (see Other below).
Products
Registrant’s principal product category is jewelry. It also sells timepieces, sterling silver goods (other than jewelry), china, crystal, stationery, fragrances and personal accessories.
Tiffany offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. In Fiscal 2005, 2004 and 2003 approximately 82%, 82% and 81%, respectively, of Registrant’s net sales were

TIFFANY & CO.

attributable to TIFFANY & CO. brand jewelry. Designs are developed by employees, suppliers, independent designers and independent “name” designers. See Designer Licenses below.
Retail Sales of TIFFANY & CO. Jewelry by Category*

	% to total	% to total	% to total	% to total	% to total	% to total
	U.S. Retail	U.S. Retail	U.S. Retail	Japan Retail	Japan Retail	Japan Retail
Category	Sales 2005	Sales 2004	Sales 2003	Sales 2005	Sales 2004	Sales 2003

A	30%	28%	25%	26%	24%	23%
B	15%	14%	13%	30%	29%	28%
C	9%	10%	9%	12%	13%	13%
D	29%	29%	30%	22%	24%	26%

A)	This category includes most gemstone jewelry and gemstone band rings, other than engagement jewelry. Most jewelry in this category is constructed of platinum, although gold was used in approximately 18% of pieces in the U.S. and approximately 9% of pieces in Japan in 2005. Most items in this category contain diamonds, other gems or both. The average U.S. price-point for goods sold in 2005 for merchandise in this category was $3,692 in the U.S. and $2,105 in Japan.

B)	This category includes diamond rings and wedding bands marketed to brides and grooms. Most jewelry in this category is constructed of platinum, although gold was used in approximately 5% of pieces in the U.S. and approximately 1% of pieces in Japan in 2005. Most sales in this category are of items containing diamonds. The average U.S. price-point for goods sold in 2005 for merchandise in this category was $4,214 in the U.S. and $1,625 in Japan.

C)	This category generally consists of non-gemstone, gold or platinum jewelry, although small gems are used as accents in some pieces. The average U.S. price-point for goods sold in 2005 for merchandise in this category was $953 in the U.S. and $945 in Japan.

D)	This category generally consists of non-gemstone, sterling silver jewelry, although small gems are used as accents in some pieces. The average U.S. price-point for goods sold in 2005 for merchandise in this category was $187 in the U.S. and $215 in Japan.
* Men’s jewelry is not included in any category discussed above. Certain reclassifications have been made to conform to current-year presentations.
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
Products sold by Registrant in the Other channel of distribution include jewelry, timepieces and clocks and decorative items sold under trademarks and tradenames other than TIFFANY & CO., although a small amount of TIFFANY & CO. brand merchandise is sold through Little Switzerland.

TIFFANY & CO.

U.S. Retail
New York Flagship Store.  Tiffany’s New York Flagship store on Fifth Avenue accounts for a significant portion of the Company’s sales and is the focal point for marketing and public relations efforts. Approximately 10% of total Company net sales for Fiscal 2005, 2004 and 2003 were attributable to the New York Flagship store’s retail sales.
U.S. Branch Stores.  On January 31, 2006, in addition to its New York Flagship store, Tiffany had 58 branch stores in the United States. Most of Tiffany’s U.S. branch stores display a representative selection of merchandise, but none of them maintains the extensive selection carried by the New York Flagship store.

	Fiscal		Fiscal
	Year		Year
Store Locations	Opened	Store Locations	Opened

San Francisco, California	1963	Seattle, Washington	1998
Houston, Texas	1963	Scottsdale, Arizona	1998
Beverly Hills, California	1964	Century City, California	1999
Chicago, Illinois	1966	Dallas (NorthPark), Texas	1999
Atlanta, Georgia	1969	Boca Raton, Florida	1999
Dallas, Texas	1982	Tamuning, Guam	1999
Boston, Massachusetts	1984	Old Orchard (Skokie), Illinois	2000
Costa Mesa, California	1988	Maui (Wailea), Hawaii	2000
Philadelphia, Pennsylvania	1990	Greenwich, Connecticut	2000
Vienna, Virginia	1990	Portland, Oregon	2000
Palm Beach, Florida	1991	Tampa, Florida	2001
Honolulu (Ala Moana), Hawaii	1992	Santa Clara (San Jose), California	2001
San Diego, California	1992	Honolulu (Waikiki), Hawaii	2002
Troy, Michigan	1992	Bellevue, Washington	2002
Bal Harbour, Florida	1993	East Hampton, New York	2002
Maui, Hawaii	1994	St. Louis, Missouri	2002
Oak Brook, Illinois	1994	Orlando, Florida	2002
King of Prussia, Pennsylvania	1995	Coral Gables, Florida	2003
Short Hills, New Jersey	1995	Tumon Bay (DFS), Guam	2003
White Plains, New York	1995	Palm Desert, California	2003
Hackensack, New Jersey	1996	Walnut Creek, California	2003
Chevy Chase, Maryland	1996	Edina, Minnesota	2004
Charlotte, North Carolina	1997	Kansas City, Missouri	2004
Chestnut Hill, Massachusetts	1997	Palm Beach Gardens, Florida	2004
Cincinnati, Ohio	1997	Westport, Connecticut	2004
Palo Alto, California	1997	Carmel, California	2005
Denver, Colorado	1998	Naples, Florida	2005
Las Vegas, Nevada	1998	Pasadena, California	2005
Manhasset, New York	1998	San Antonio, Texas	2005

TIFFANY & CO.

Expansion of U.S. Retail Operations.  Management currently contemplates opening new TIFFANY & CO. branch stores in the United States at the rate of approximately three to five per year. Management regularly evaluates potential markets for new TIFFANY & CO. stores with a view to the demographics of the area to be served, consumer demand and the proximity of other luxury brands and existing TIFFANY & CO. locations. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the TIFFANY & CO. brand, but believes that there are a significant number of locations remaining in the United States that meet the requirements of a TIFFANY & CO. location, particularly for 5,000 square foot format stores. See Item 2. Properties below for further information concerning U.S. Retail store leases.
Business-to-Business Sales Division1.  Tiffany’s Business Sales Division sales executives call on business clients throughout the United States, selling products drawn from the retail product line and items specially developed or sourced for the business market, including trophies and items designed for the particular customer. Price allowances are given to business account holders for certain purchases. Business Sales Division customers have typically purchased for business gift giving, employee service and achievement recognition awards, customer incentives and other purposes. Products and services are marketed through an organization of approximately 115 persons, through advertising in newspapers and business periodicals and through the publication of special catalogs.
International Retail
The following tables set forth locations operated by Registrant’s subsidiaries.

Europe

England: London, Old Bond Street	Germany: Frankfurt
England: London, Royal Exchange	Germany: Munich
England: London, Harrods Department Store	Italy: Florence
England: London, Sloane Street	Italy: Milan
France: Paris, Rue de la Paix	Italy: Rome
France: Paris, Printemps Department Store	Switzerland: Zurich
France: Paris, Galeries Lafayette

Canada and Central/South America

Canada: Toronto	Mexico: Puebla, Palacio Store
Brazil: Sao Paulo, Jardins	Mexico: Mexico City, Palacio Store, Polanco
Brazil: Sao Paulo, Iguatemi Shopping Center	Mexico: Mexico City, Masaryk
Mexico: Mexico City, Palacio Store, Perisur	Mexico: Monterrey (open 2/06)

1 In the second quarter of 2005, the Company placed responsibility for U.S. non-Internet business-to-business sales within the U.S. Retail channel and, consequently, now reports non-Internet business-to-business sales in the U.S. Retail channel. In the past, such sales were reported in the Direct Marketing channel, which will continue to report Internet business-to-business transactions.

TIFFANY & CO.

Japan

Abeno, Kintetsu Department Store	Okinawa, Mitsukoshi Department Store *
Chiba, Mitsukoshi Department Store *	Osaka, Takashimaya Department Store
Fukuoka, Mitsukoshi Department Store *	Osaka, Umeda
Ginza, Mitsukoshi Department Store *	Sagamihara, Isetan Department Store
Hiroshima, Mitsukoshi Department Store *	Sapporo, Mitsukoshi Department Store *
Ikebukuro, Mitsukoshi Department Store *	Sapporo, Daimaru Department Store
Ikebukuro, Tobu Department Store	Sendai, Mitsukoshi Department Store *
Kagoshima, Mitsukoshi Department Store *	Shinjuku, Isetan Department Store
Kanazawa, Mitsukoshi *	Shinjuku, Mitsukoshi Department Store *
Kashiwa, Takashimaya Department Store	Shinsaibashi, Sogo Department Store
Kawasaki, Saikaya Department Store	Shizuoka, Matsuzakaya Department Store
Kobe, Daimaru Department Store	Tachikawa, Isetan Department Store
Kochi, Daimaru Department Store	Takamatsu, Mitsukoshi Department Store *
Kokura, Izutsuya Department Store	Takasaki, Takashimaya Department Store
Koriyama, Usui Department Store	Tamagawa, Takashimaya Department Store
Kumamoto, Tsuruya Department Store	Tokyo Bay, Ikspiari *
Kyoto, Daimaru Department Store	Tokyo, Ginza Flagship Store *
Kyoto, Takashimaya Department Store	Tokyo, Marunouchi
Matsuyama, Mitsukoshi Department Store *	Tottori, Daimaru Department Store
Mito, Keisei Department Store (open 3/06)	Umeda, Daimaru Department Store
Nagoya Hoshigaoka, Mitsukoshi Dept. Store *	Utsunomiya, Tobu Department Store
Nagoya, Mitsukoshi *	Wakayama, Kintetsu Department Store
Nagoya, Takashimaya Department Store	Yokohama, Landmark Plaza, Mitsukoshi *
Nihonbashi, Mitsukoshi Department Store *	Yokohama, Takashimaya Department Store
Niigata, Mitsukoshi Department Store *	Yonago, Takashimaya Dept. Store (open 3/06)
Oita, Tokiwa Department Store
Okayama, Tenmaya Department Store

*Operated by Registrant’s Subsidiaries with Mitsukoshi Ltd.

Asia-Pacific Excluding Japan

Australia: Brisbane, Queensplaza	Korea: Seoul, Hyundai Department Store
Australia: Melbourne, Collins Street	Korea: Seoul, Hyundai Coex Department Store
Australia: Sydney, Castlereagh Street	Korea: Seoul, Lotte Downtown Department Store
China: Beijing, The Peninsula Palace Hotel	Korea: Seoul, Lotte World
China: Shanghai, Jiu Guang City Plaza	Malaysia: Suria KLCC
Hong Kong: Hong Kong International Airport	Singapore: Ngee Ann City
Hong Kong: International Finance Center	Singapore: Raffles Hotel
Hong Kong: The Landmark Center	Taiwan: Kaohsiung, Hanshin Department Store
Hong Kong: Pacific Place	Taiwan: Taipei, The Regent Hotel
Hong Kong: The Peninsula Hotel	Taiwan: Taipei, Sogo Department Store
Hong Kong: Sogo Department Store	Taiwan: Taichung, Sogo Department Store
Korea: Busan, Paradise Hotel	Taiwan: Taipei, Taipei Financial Center
Korea: Seoul, Galleria Luxury Hall East Dept. Store

TIFFANY & CO.

Business with Mitsukoshi.  On August 1, 2001, Registrant’s wholly-owned subsidiary, Tiffany & Co. Japan Inc. (“Tiffany-Japan”), entered into agreements with Mitsukoshi Ltd. of Japan (“Mitsukoshi”). These agreements continued long-standing commercial relationships that Registrant and its affiliated companies had with Mitsukoshi. These agreements will expire on January 31, 2007.
In Fiscal 2005, 2004 and 2003, respectively, total sales in Japan of TIFFANY & CO. merchandise represented 20%, 22% and 24% of Registrant’s net sales. Sales recorded in retail locations operated in connection with Mitsukoshi accounted for 10%, 12% and 14% of Registrant’s net sales in those years.
Tiffany-Japan has merchandising and marketing responsibilities in the operation of TIFFANY & CO. boutiques in Mitsukoshi’s stores and other locations throughout Japan. Mitsukoshi acts for Tiffany-Japan in the sale of merchandise. Tiffany-Japan owns the merchandise and recognizes as revenues the retail price charged to the ultimate consumer in Japan. Tiffany-Japan establishes retail prices, bears the risk of currency fluctuation, provides one or more brand managers in each boutique, controls merchandising and display within the boutiques, manages inventory and controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise. Mitsukoshi provides and maintains boutique facilities and assumes retail credit and certain other risks.
Mitsukoshi provides retail staff in “Standard Boutiques” and Tiffany-Japan provides retail staff in “Concession Boutiques.” At present, there are 9 Standard Boutiques, 10 Concession Boutiques and the Tokyo Flagship store, which is operated with Mitsukoshi. See below for further information about the Tokyo Flagship store. Risk of inventory loss varies depending on whether the boutique is a Standard Boutique or a Concession Boutique. Mitsukoshi bears responsibility for loss or damage to the merchandise in Standard Boutiques and Tiffany-Japan bears the risk in Concession Boutiques.
Mitsukoshi retains a portion (the “basic portion”) of the net retail sales made in TIFFANY & CO. Boutiques. The basic portion varies depending on the type of Boutique and the retail price of the merchandise involved. From February 1, 2003 through the expiration of the 2001 Agreement, the highest basic portion available to Mitsukoshi will be 23% in any Standard Boutique and not less than 16% for any Concession Boutique.
Tiffany-Japan also pays Mitsukoshi an incentive fee of 5% of the amount by which boutique sales increase above “Target Sales” calculated on a per-boutique basis. Target Sales means a year-to-year increase that is greater than the lesser of (i) 10% or (ii) a sales goal set by Tiffany-Japan.
In June 2003, through its purchase of a trust beneficiary interest, Registrant’s Japanese affiliate acquired the land and building housing the 12,000 gross square foot TIFFANY & CO. store located in Tokyo’s Ginza shopping district (the “Tokyo Flagship store”). The Tokyo Flagship store is leased by Tiffany-Japan to Mitsukoshi. Tiffany-Japan bears all costs of operating the premises. Tiffany-Japan selects and furnishes merchandise for display in the Tokyo Flagship store, prices the merchandise for retail sale, bears all risk of loss until the merchandise is sold to a customer and determines all issues of display, packaging, signage and advertising. Mitsukoshi acts for Tiffany-Japan in the sale of the merchandise, collects and holds the sales proceeds, makes credit available to customers, bears all credit losses and provides its point-of-sale transaction processing system (the “POS System”). Tiffany-Japan provides all necessary staff other than employees provided by Mitsukoshi in connection with the POS System. Management of the Tokyo Flagship store, other than with respect to the POS System, is the responsibility of Tiffany-Japan. After compensating Tiffany-Japan on a percentage-of-sales basis for rent and staffing, Mitsukoshi is allocated 3% of net sales made in the Tokyo Flagship store.

TIFFANY & CO.

International Internet Sales.  In Fiscal 2001, the Company launched its U.K. website at www.tiffany.com/uk to allow for purchases of TIFFANY & CO. merchandise in England, Wales, Northern Ireland and Scotland. In Fiscal 2005, the Company extended e-commerce purchase capabilities for such merchandise to Japan and Canada through websites at www.tiffany.co.jp and www.tiffany.ca. The scope and selection of merchandise offered for purchase on these International websites is comparable to the selection offered on the U.S. website. See U.S. Internet Sales below.
International Wholesale Distribution.  Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in markets in the Central/Latin/South American, Caribbean, Canadian, Asia-Pacific, Russian and Middle Eastern regions. Such sales represented approximately 2% of net sales in Fiscal 2005. Management anticipates continued expansion of international wholesale distribution in Central/Latin/South American, Caribbean and Asia-Pacific regions as markets are developed.
Expansion of International Retail Operations.  Registrant expects to continue to open TIFFANY & CO. stores in locations outside the United States and to selectively expand its channels of distribution in important markets around the world without compromising the long-term value of the TIFFANY & CO. trademark. However, the timing and success of this program will depend upon many factors, including Registrant’s ability to obtain suitable retail space on satisfactory economic terms and the extent of consumer demand for TIFFANY & CO. products in overseas markets. Such demand varies from market to market.
The Company’s commercial relationship with Mitsukoshi and Mitsukoshi’s ability to continue as a leading department store operator have been and will continue to be substantial factors in the Company’s continued success in Japan. Presently, TIFFANY & CO. boutiques are located in 20 Mitsukoshi department stores and other retail locations operated with Mitsukoshi in Japan. The Company also operates 30 locations primarily in department stores other than Mitsukoshi, within Japan.
The arrangements with other Japanese department stores are substantially similar to the Company’s relationship with Mitsukoshi, with varying fees from store to store. In recent years, the Japanese department store industry has, in general, suffered declining sales. There is a risk that such financial difficulties will force consolidations or store closings. Should one or more Japanese department store operators elect or be required to close one or more stores now housing a TIFFANY & CO. boutique, the Company’s sales and earnings would be reduced while alternate premises were being obtained.
Tiffany began its ongoing program of international expansion through proprietary retail stores in 1986 with the establishment of the London Flagship store.
The chart on the following page details the growth in TIFFANY & CO. stores and boutiques since Fiscal 1987 on a worldwide basis:

TIFFANY & CO.

Worldwide TIFFANY & CO. Retail Locations Operated by Registrant’s Subsidiary Companies

		Canada,
		Central/Latin/
End of		South				Other
Fiscal:	U.S.	Americas	Europe	Japan		Asia-Pacific	Total

1987	8	0	2	0		0	10
1988	9	0	3	0		1	13
1989	9	0	5	0		2	16
1990	12	0	5	0		3	20
1991	13	1	7	0		4	25
1992	16	1	7	7		4	35
1993	16	1	6	37	*	5	65
1994	18	1	6	37		7	69
1995	21	1	6	38		9	75
1996	23	1	6	39		12	81
1997	28	2	7	42		17	96
1998	34	2	7	44		17	104
1999	38	3	8	44		17	110
2000	42	4	8	44		21	119
2001	44	5	10	47		20	126
2002	47	5	11	48		20	131
2003	51	7	11	50		22	141
2004	55	7	12	53		24	151
2005	59	7	13	50		25	154

*Prior to July 1993 many TIFFANY & CO. boutiques in Japan were operated by Mitsukoshi (ranging from 21 in 1987 to 29 in 1993). See Business with Mitsukoshi above.
Direct Marketing
U.S. Internet Sales.  Tiffany distributes a selection of more than 2,800 products through its website at www.tiffany.com for purchase in the United States. Sales for transactions made on websites outside the U.S. are reported in the International Retail channel of distribution. Business account holders may make gift purchases through the Company’s website at www.tiffanyforbusiness.com. Price allowances are given to eligible business account holders for certain purchases on the Tiffany for Business website.
Catalogs.  Tiffany also distributes catalogs of selected merchandise to its proprietary list of customers and to mailing lists rented from third parties. SELECTIONS® catalogs are published, supplemented by COLLECTIONS and other catalogs.

TIFFANY & CO.

The following table sets forth certain data with respect to mail, telephone and Internet order operations for the periods indicated:

	2005	2004	2003

Number of names on U.S. catalog mailing and U.S. Internet lists at fiscal year-end (consists of U.S. customers who purchased by mail, telephone or Internet prior to the applicable date):	2,821,638	2,440,622	2,237,349

Total U.S. catalog mailings during fiscal year (in millions):	24.4	26.3	24.9

Total U.S. mail, telephone or Internet orders received during fiscal year:	704,221	672,325	728,525

Other
This channel of distribution includes the consolidated results of existing businesses that sell merchandise under trademarks and tradenames other than TIFFANY & CO. In Fiscal 2004, the Company also initiated, through this channel of distribution, wholesale sales of diamonds that were found to be unsuitable for Tiffany’s needs.
Registrant believes that the sale of merchandise, under trademarks and tradenames other than TIFFANY & CO., offers an opportunity to achieve incremental growth in sales and earnings without diminishing the distinctive appeal of the TIFFANY & CO. brand. Businesses to be developed or acquired for this channel have been and will be chosen with a view to more fully exploit Registrant’s established infrastructure for distribution and manufacturing of luxury products, store development and brand management.
Little Switzerland, Inc.  In October 2002, the Company, through a subsidiary, completed the acquisition of all the shares of Little Switzerland, Inc., a specialty retailer of brand name watches, jewelry, china, crystal and giftware. LITTLE SWITZERLAND stores are located on nine Caribbean islands (Bahamas (2); Cayman Islands (1); Puerto Rico (1); St. Thomas (3); St. Maarten/St. Martin (3); St. John (1); Aruba (6); Curacao (1); and Barbados (1)) and in Florida (Key West (3); and Sunrise (1)) and Alaska (Skagway (1); Juneau (1); and Ketchikan (1)), and appeal primarily to tourists from the United States. Little Switzerland sells primarily non-TIFFANY brand products, but certain stores carry selected TIFFANY & CO. merchandise. See Item 2. Properties under LITTLE SWITZERLAND Retail Store Leases below for further information concerning LITTLE SWITZERLAND retail store leases.
Iridesse, Inc.  In Fiscal 2004, the Company organized a new retail subsidiary, under the name Iridesse, Inc., to engage exclusively in the design and retail sale of pearl jewelry in the United States. In Fiscal 2004, Iridesse opened its first retail boutiques in Short Hills, New Jersey and McLean, Virginia. In Fiscal 2005, Iridesse opened stores in Schaumburg, Illinois; King of Prussia, Pennsylvania; White Plains, New York and Boca Raton, Florida. See Item 2. Properties under IRIDESSE Retail Store Leases below for further information concerning IRIDESSE retail store leases.
Wholesale Diamond Sales.  In Fiscal 2004, the Company commenced the sale of diamonds that were found unsuitable for Tiffany’s needs. Diamonds that do not meet Tiffany’s quality standards are sold to third parties through the Other channel of distribution. The Company’s objective from such sales is to recoup its original costs, thereby earning minimal, if any, gross margin on those transactions.

TIFFANY & CO.

ADVERTISING AND PROMOTION
Registrant regularly advertises, primarily in newspapers and magazines, and periodically conducts product promotional events. In Fiscal 2005, 2004 and 2003, Registrant spent approximately $137.5 million, $135.0 million and $122.4 million, respectively, on worldwide advertising, which include costs for media, production, catalogs, promotional events and other related items.
Public Relations (promotional) activity is a significant aspect of Registrant’s business. Management believes that Tiffany’s image is enhanced by a program of charity sponsorships, grants and merchandise donations. Donations are also made to The Tiffany & Co. Foundation, a private foundation organized to support 501(c)(3) charitable organizations with efforts concentrated in arts education and preservation and environmental conservation. Tiffany also engages in a program of retail promotions and media activities to maintain consumer awareness of the Company and its products. Each year, Tiffany publishes its well-known Blue Book which showcases jewelry and other merchandise. John Loring, Tiffany’s Design Director, is the author of numerous books featuring TIFFANY & CO. products. Registrant considers these and other promotional efforts important in maintaining Tiffany’s image.
TRADEMARKS
The designations TIFFANY® and TIFFANY & CO.® are the principal trademarks of Tiffany, as well as serving as tradenames. Through its subsidiaries, the Company has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO., as well as the TIFFANY BLUE BOX® and the color TIFFANY BLUE® for a variety of product categories in the United States and in other countries.
Tiffany maintains a program to protect its trademarks and institutes legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products.
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
In July 2004, Tiffany initiated a civil proceeding against eBay, Inc. in the Federal District Court for the Southern District of New York, alleging direct and contributory trademark infringement, unfair competition, false advertising and trademark dilution. Tiffany seeks damages and injunctive relief stemming from eBay’s alleged assistance and contribution to the offering for sale, advertising and promotion, in the United States, of counterfeit TIFFANY jewelry and any other jewelry or merchandise which bears the TIFFANY trademark and is dilutive or confusingly similar to the TIFFANY trademarks.
Despite the general fame of the TIFFANY and TIFFANY & CO. name and mark for the Company’s products and services, Tiffany is not the sole person entitled to use the name TIFFANY in every category in every

TIFFANY & CO.

country of the world; third parties have registered the name TIFFANY in the United States in the food services category, and in a number of foreign countries in respect of certain product categories (including, in a few countries, the categories of fragrance, cosmetics, jewelry, clothing and tobacco products) under circumstances where Tiffany’s rights were not sufficiently clear under local law, and/or where management concluded that Tiffany’s foreseeable business interests did not warrant the expense of litigation.
DESIGNER LICENSES
Tiffany has been the sole licensee for jewelry designed by Elsa Peretti, Paloma Picasso and the late Jean Schlumberger since Fiscal 1974, 1980 and 1956, respectively.
In Fiscal 2005, Tiffany became the sole licensee for jewelry designed by the architect, Frank Gehry. The Gehry collection will be made available for retail sale in the first quarter of Fiscal 2006.
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
The designs of Ms. Peretti accounted for 13%, 14% and 15% of the Company’s net sales in Fiscal 2005, 2004 and 2003, respectively. Merchandise designed by Ms. Picasso accounted for 4% of the Company’s net sales in Fiscal 2005, 2004 and 2003. Registrant’s operating results could be adversely affected were it to cease to be a licensee of either of these designers or should its degree of exclusivity in respect of their designs be diminished.
MERCHANDISE PURCHASING, MANUFACTURING AND RAW MATERIALS
Merchandise offered for sale by the Company is supplied from Tiffany’s jewelry and silver goods manufacturing facilities in Cumberland, Rhode Island; Cranston, Rhode Island; Pelham and Mount Vernon, New York; the hollowware manufacturing facility in Tiffany’s Retail Service Center and through purchases and consignments from others. It is Registrant’s long-term objective to continue its expansion of Tiffany’s internal manufacturing operations. However, it is not expected that Tiffany will ever manufacture all of its needs. Factors to be considered in its decision to outsource manufacturing include product quality, gross margin improvement, access to or mastery of various jewelry-making skills and technology, support for alternative capacity and the cost of capital investments.

TIFFANY & CO.

The following table shows Tiffany’s sources of jewelry merchandise, based on cost, for the periods indicated:

	2005	2004	2003

Finished Goods produced by Tiffany*	65%	63%	57%
Finished Goods purchased from others	35%	37%	43%

	100%	100%	100%

*Includes raw materials provided by Tiffany to subcontractors.
Almost all non-jewelry items are purchased from third-party vendors.
Purchases of Polished Gemstones. Gems and precious metals used in making Tiffany’s jewelry may be purchased from a variety of sources. Most purchases of such materials are from suppliers with which Tiffany enjoys long-standing relationships.
Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 46%, 43% and 40% of Tiffany’s net sales in Fiscal 2005, 2004 and 2003, respectively. Products containing one or more diamonds of one carat or larger accounted for 10%, 8% and 8% of net sales in each of those years, respectively.
Tiffany purchases cut diamonds principally from seven key vendors. Were trade relations between Tiffany and one or more of these vendors to be disrupted, the Company’s sales would be adversely affected in the short term until alternative supply arrangements could be established. Diamonds of one carat or greater that meet the quality demands of the Company, on a relative basis, are more difficult to acquire than smaller diamonds. Established sources for smaller stones would be more easily replaced in the event of a disruption in supply than could sources for larger stones.
Sourcing diamonds for the engagement business is increasingly difficult because of supply limitations; at times, Tiffany is not able to maintain a comprehensive assortment of diamonds in each retail location due to the broad assortment of sizes, colors, clarity grades and cuts demanded by customers.
Except as noted above, Tiffany believes that there are numerous alternative sources for gems and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.
Purchases of Rough Diamonds. Until Fiscal 2003, the Company did not purchase rough diamonds. In Fiscal 1999, the Company made a 14.7% equity investment ($70,636,000) in Aber Diamond Corporation (“Aber”), a publicly-traded company headquartered in Canada, by purchasing 8 million unregistered shares of its common stock. In Fiscal 2004, the Company sold this investment. Aber holds a 40% interest in the Diavik Diamond Mine in Northwest Canada. Under the Company’s continuing diamond purchase agreement with Aber, Tiffany is obligated to purchase at least $50 million in diamonds annually, if available, (in assortments of diamonds expected to cut/polish to Tiffany’s quality standards) during the next eight years.
The supply and price of rough (uncut and unpolished) diamonds in the principal world markets have been and continue to be significantly influenced by a single entity, the Diamond Trading Company (the “DTC”), an affiliate of De Beers S.A., the Luxembourg-based holding company of the De Beers Group. However, the role of the DTC is rapidly changing and that change has greatly affected, and will continue to affect, traditional channels of supply in the markets for rough and cut diamonds. The DTC continues to supply a significant portion of the world market for rough, gem-quality diamonds, notwithstanding

TIFFANY & CO.

that its historical ability to control worldwide production supplies has been significantly diminished due to changing politics in diamond-producing countries and revised contractual arrangements with other diamond mine operators. Responding to pressure from the European Commission, in Fiscal 2005 the DTC entered into commitments for a three-year phase-out of purchases of rough diamonds from the world’s second largest producer, ALROSA Company Limited, which accounts for over 98% of Russian diamond production. Russia is the second largest diamond producing country in the world, in value, after Botswana. The DTC maintains separate arrangements to purchase and distribute diamonds produced in Botswana. The DTC’s three-year phase-out commitments with ALROSA are anticipated to make additional rough diamonds available for competitive bid. There is no assurance that Tiffany will be able to purchase such diamonds. The DTC no longer maintains a reserve of diamonds as a mechanism to control available supplies. Nonetheless, the DTC continues to exert a significant influence on the demand for polished diamonds through advertising and marketing efforts throughout the world and through the requirements it imposes on those who purchase rough diamonds from the DTC (“sight-holders”).
In Fiscal 2004, the Company made an investment in a joint venture that owns and operates a diamond polishing facility in South Africa and is a sight-holder. Some, but not all, of Tiffany’s suppliers are DTC sight-holders, and it is estimated that a significant portion of the diamonds that Tiffany has purchased have had their source with the DTC.
The Company expects to continue to purchase rough diamonds from Aber, the DTC and other sellers through its affiliated companies. The Company sorts, processes, and cuts/polishes some diamonds purchased from Aber and other sellers. Other diamonds are provided to contractors for cutting/polishing and return. In conducting these activities, it is the Company’s intention to supply Tiffany’s needs for cut/polished diamonds to as great an extent as possible. The Company will strive to minimize the number of rough or cut stones that do not meet Tiffany’s quality standards and must be sold to third parties; however, some such sales are inevitable and have been conducted through Registrant’s Other channel of distribution. The Company’s objective from such sales is to recoup its original costs, thereby earning minimal, if any, gross margin on those transactions.
Worldwide Availability of Diamonds. The availability and price of diamonds to the DTC, Tiffany and Tiffany’s suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. As a consequence of changes in the sight-holder system and increased competition in the retail diamond trade, substantial competition exists for rough diamonds, which resulted in significant increases in diamond prices in Fiscal 2004 and 2005. Sustained interruption in the supply of rough diamonds, an over-abundance of supply or a substantial change in the marketing arrangements described above could adversely affect Tiffany and the retail jewelry industry as a whole. Changes in the marketing and advertising policies of the DTC and its direct purchasers could affect consumer demand for diamonds. Additionally, an affiliate of the DTC has formed a joint venture with an affiliate of a major luxury goods retailer for the purpose of retailing diamond jewelry. This joint venture has become a competitor of Tiffany. Further, the DTC has encouraged its sight-holders to engage in diamond brand development, which may also increase demand for diamonds and affect the supply of diamonds in certain categories.
Increasing attention has been focused within the last few years on the issue of “conflict” diamonds. Conflict diamonds are extracted from war-torn geographic regions and sold by rebel forces to fund insurrection. Allegations have been made in the press that diamond trading is used as a source of funds to further terrorist activities. Concerned participants in the diamond trade, including Tiffany and non-government organizations, seek to exclude such diamonds, which represent a small fraction of the

TIFFANY & CO.

world’s supply, from legitimate trade through an international system of certification and legislation. It is expected that such efforts will not substantially affect the supply of diamonds.
Manufactured diamonds have become available in small quantities. Although significant questions remain as to the ability of producers to produce manufactured diamonds economically within a full range of sizes and natural diamond colors, and as to consumer acceptance of manufactured diamonds, it is possible that manufactured diamonds may become a factor in the market. Should manufactured diamonds come into the market in significant quantities at prices significantly below those for natural diamonds of comparable quality, the price for natural diamonds may fall unless consumers are willing to pay a premium for natural diamonds. Such a price decline could affect the price that Tiffany is able to obtain for its products. Also, a significant decline in the price of natural diamonds may affect the economics of diamond mining, causing some mining operations to become uneconomic; this, in turn, could lead to shortages in natural diamonds.
Finished Jewelry. Finished jewelry is purchased from approximately 85 manufacturers, most of which have long-standing relationships with Tiffany. Tiffany believes that there are alternative sources for most jewelry items; however, due to the craftsmanship involved in certain designs, Tiffany would have difficulty in finding readily available alternatives in the short term.
Watch Components. Components for TIFFANY & CO. brand timepieces are manufactured and assembled by third parties. Approximately half of net watch sales during Fiscal 2005 were attributable to a single manufacturer. Nearly all movements for Tiffany’s new MARK line of watches are purchased from a single manufacturer. The loss of this manufacturer could result in the unavailability of timepieces during the period necessary for Tiffany to arrange for new production.
COMPETITION
TIFFANY & CO. stores encounter significant competition in all product lines. Some competitors specialize in just one area in which Tiffany is active. Many competitors have established worldwide, national or local reputations for style, quality, expertise and customer service similar to Tiffany and compete on the basis of that reputation. Other jewelers and retailers compete primarily through advertised price promotion. Tiffany competes on the basis of its reputation for high quality products, brand recognition, customer service and distinctive value-priced merchandise and does not engage in price promotional advertising. See Merchandise Purchasing, Manufacturing and Raw Materials above.
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
The international marketplace for Tiffany’s products is highly competitive. Although the Company believes that the name TIFFANY & CO. is known internationally, and although Tiffany did operate retail stores in London and Paris prior to World War II, Tiffany did not have a retail presence in Europe in the post-war era until 1986. Accordingly, consumer awareness of Tiffany and its products is not as strong in Europe as in the U.S. or in Japan, where Tiffany has distributed its products for many years. Management expects that TIFFANY & CO. stores in overseas markets will continue to experience intense competition from established retailers.

TIFFANY & CO.

Registrant also faces increasing competition in the area of direct marketing. A growing number of direct sellers compete for access to the same mailing lists of known purchasers of luxury goods. Tiffany currently distributes selected merchandise through its websites and anticipates continuing competition in this area as the technology evolves. Tiffany does not offer diamond engagement jewelry through its website, while certain of Tiffany’s competitors do. Nonetheless, Tiffany will seek to maintain and improve its position in the Internet marketplace by refining and expanding its merchandise selection and services.
SEASONALITY
As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.
EMPLOYEES
As of January 31, 2006, the Registrant’s subsidiary corporations employed an aggregate of approximately 8,100 full-time and part-time persons. Of those employees, approximately 5,700 are employed in the United States. Of the total number of employees, approximately 2,800 persons are salaried employees, approximately 1,300 are engaged in manufacturing and approximately 4,000 are retail store personnel. Approximately 20 of the total number of Registrant’s subsidiary’s employees in the Caribbean are represented by unions, approximately 45 of the total number of Registrant’s subsidiary’s employees in South Africa are represented by unions and approximately 340 of the total number of Registrant’s subsidiaries’ employees in Vietnam are represented by unions. None of Registrant’s unionized employees are employed in the U.S. Registrant believes that relations with its employees and these unions are good.
AVAILABLE INFORMATION
The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Tiffany & Co. and other companies that file materials with the SEC electronically. You may also obtain copies of the Company’s annual reports on Form 10-K, Forms 10-Q and Forms 8-K, free of charge on the Company’s website at www.tiffany.com.
[Remainder of this page is intentionally left blank]

TIFFANY & CO.

Item 1A.    Risk Factors.
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
(ix) that the wholesale and retail market for high-quality rough and cut diamonds will provide continuity of supply and pricing within the quality grades, colors and sizes that customers demand;
(x) that the Registrant’s diamond supply initiatives achieve their financial and strategic objectives;
(xi) that the Registrant’s gross margins in Japan and for diamond products can be maintained in the face of increased competition from traditional and e-commerce retailers;
(xii) that the Registrant is able to pass on higher costs of raw materials to consumers through price increases;
(xiii) that the sale of counterfeit products does not significantly undermine the value of the Registrant’s trademarks and demand for the Registrant’s products;
(xiv) that new and existing stores and other sales locations can be leased, re-leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis;

TIFFANY & CO.

(xv) that the Registrant can achieve satisfactory results from any current and future businesses into which it enters that are operated under trademarks or tradenames other than TIFFANY & CO.; and
(xvi) that the Registrant’s expansion plans for retail and direct selling operations and merchandise development, production and management can continue to be executed without meaningfully diminishing the distinctive appeal of the TIFFANY & CO. brand.
Item 1B.    Unresolved Staff Comments.
NONE
Item 2.    Properties.
Registrant both owns and leases its principal operating facilities and occupies its various store premises under lease arrangements that are generally on a two to ten-year basis.
NEW YORK FLAGSHIP STORE
In November 1999, Tiffany purchased the land and building housing its Flagship store at 727 Fifth Avenue in New York City which it had leased since 1984. The building was originally constructed for Tiffany in 1940 but was later sold by Tiffany and leased back. It was designed to be a retail store for Tiffany and is believed to be well located for this function. Currently, approximately 40,000 gross square feet of this 124,000 square foot building are devoted to retail sales, with the balance devoted to administrative offices, certain product services, jewelry manufacturing and storage. In Fiscal 2000, Tiffany commenced a multi-year renovation and reconfiguration project to increase the store’s selling space and provide additional floor space for customer service and special exhibitions. An additional selling floor was opened in November 2001 and renovations of three other floors were completed by the end of Fiscal 2004. Tiffany anticipates completion of its renovation plans during Fiscal 2006.
LONDON FLAGSHIP STORE
In October 2002, Registrant purchased a corporation owning the building housing its Flagship TIFFANY & CO. store at 25/25A Old Bond Street in London and the adjacent building at 15 Albermarle Street. The London store had been leased since Fiscal 1986 and was expanded to its current 15,200 gross square feet in 1991. In Fiscal 2004, a renovation and reconfiguration plan commenced to increase the store’s interior selling space by approximately 60%. The renovation plan will occur in several phases through Fiscal 2006.
TOKYO FLAGSHIP STORE
In June 2003, through its purchase of a trust beneficiary interest, Registrant’s Japanese affiliate acquired the land and building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district. The 61,000 square foot, nine-story building houses retail, restaurant and office tenants, including the TIFFANY & CO. store located on the street level, second and third floors. Prior to its purchase, the Tokyo Flagship store had been leased. It is subleased by Tiffany-Japan to Mitsukoshi. The store was expanded to its current 12,000 gross square feet in Fiscal 1999.

TIFFANY & CO.

RETAIL SERVICE CENTER
In April 1997, construction of the Retail Service Center (“RSC”) in the Township of Parsippany-Troy Hills in New Jersey was completed and Tiffany commenced operations. The RSC comprises approximately 370,000 square feet, of which approximately 186,000 square feet are devoted to office and computer operations use, with the balance devoted to warehousing, shipping, receiving, light manufacturing, merchandise processing and other distribution functions. The RSC specializes in receipt of merchandise from around the world and replenishment of retail stores. Registrant believes that the RSC has been properly designed to handle worldwide distribution functions and that it is suitable for that purpose.
In September 2005, Tiffany entered into a purchase and sale agreement pursuant to which it sold and conveyed the RSC. Under the terms of the agreement, the purchaser paid Tiffany $75,000,000 and entered into a long term lease with Tiffany for the RSC. The Lease expires in 2025, subject to Tiffany’s option to extend the term of the Lease for two 10-year renewal periods.
CUSTOMER FULFILLMENT CENTER
In Fiscal 2001 Tiffany entered into a ground lease of undeveloped property in Hanover Township, New Jersey in order to construct and occupy a Customer Fulfillment Center (“CFC”) to manage the warehousing and processing of direct-to-customer orders and to perform other distribution functions. Construction of the CFC was completed and Tiffany commenced operations at this facility in September 2003 under a temporary certificate of occupancy. A permanent certificate of occupancy is anticipated when the landlord completes certain corrective work to the property to the satisfaction of the Township. Tiffany and the landlord have a dispute over the landlord’s entitlement to reimbursement of certain costs associated with the landlord’s site work and landlord’s performance of such work. The CFC is approximately 266,000 square feet; an area of approximately 34,500 square feet that is devoted to office use and the balance of which is devoted to warehousing, shipping, receiving, merchandise processing and other warehouse functions.
MANUFACTURING FACILITY – CUMBERLAND, RHODE ISLAND
Tiffany’s manufacturing facility in Cumberland, Rhode Island commenced operations in May 2001. It is a 100,000 square foot facility that was specially designed and constructed for Tiffany for the manufacture of jewelry. It produces a significant portion of the silver, gold and platinum jewelry and silver accessory items sold under the TIFFANY & CO. trademark.
MANUFACTURING FACILITY – CRANSTON, RHODE ISLAND
On January 31, 2003, Tiffany purchased a warehouse facility and land located in Cranston, Rhode Island. During Fiscal 2003, Tiffany renovated the 75,000 square foot building to process metals for use in jewelry manufacturing.
MANUFACTURING FACILITIES – WESTCHESTER COUNTY, NEW YORK
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

TIFFANY & CO.

TIFFANY & CO. – U.S. AND INTERNATIONAL BRANCH RETAIL STORE LEASES
The following table provides a reconciliation of Company-operated TIFFANY & CO. stores and boutiques:

			Other
2005	United States	Japan	Countries	Total

Beginning of year	55	53	43	151
Opened, net of relocations	4	2	2	8
Closed	–	(5)	–	(5)

End of year	59	50	45	154

			Other
2004	United States	Japan	Countries	Total

Beginning of year	51	50	40	141
Opened, net of relocations	4	4	3	11
Closed	—	(1)	—	(1)

End of year	55	53	43	151

U.S. TIFFANY & CO. Retail Branch Store Leases
In Fiscal 2005, Tiffany leased and operated 58 retail branch locations in the U.S. totaling 427,000 gross square feet devoted to retail selling and operations (not including the New York Flagship store). Tiffany retail branch stores range from approximately 1,300 to 18,000 gross square feet with an average retail store size of approximately 7,400 gross square feet. Management currently contemplates the opening of new TIFFANY & CO. branch stores in the United States at the rate of approximately three to five per year. Prior to Fiscal 1993, an average of approximately 45% of the floor space in each branch store was devoted to retail selling. Stores opened between Fiscal 1993 and Fiscal 2001 generally range from approximately 4,000 to 7,000 gross square feet and are designed to devote approximately 60-70% of total floor space to retail selling. Branch stores opened after Fiscal 2001 are generally smaller, approximately 5,000 gross square feet, and display primarily jewelry and timepieces, with a select assortment of china and crystal giftware. The East Hampton, Palm Desert and Carmel locations, ranging from approximately 3,000 to 4,000 gross square feet in size, represent the first three “resort” stores.
New U.S. TIFFANY & CO. Retail Branch Store Leases.  In addition to the U.S. leases described above, Registrant has entered into the following new leases for domestic stores expected to open in Fiscal 2006: a 10-year lease for a 5,200 gross square foot store in Nashville, Tennessee, a 10-year lease for a 4,900 gross square foot store in Indianapolis, Indiana, a 10-year lease for a 3,000 gross square foot store in Atlantic City, New Jersey, and a 10-year lease for a 3,900 gross square foot store in Tucson, Arizona.
International TIFFANY & CO. Retail Branch Store Leases
In Fiscal 2005, Registrant operated 95 retail locations internationally totaling approximately 278,000 gross square feet devoted to retail selling and operations. Outside of Japan, Registrant operates 45 international retail stores ranging from approximately 500 to 15,000 gross square feet with an average retail store size of approximately 3,200 gross square feet. In Fiscal 2005 Registrant operated 50 retail locations in Japan ranging from approximately 800 to 12,000 gross square feet with an average retail store size of approximately 2,700 gross square feet.

TIFFANY & CO.

New International TIFFANY & CO. Retail Branch Store Leases.  In addition to the International locations listed above, Registrant has entered into the following new leases for International branch stores expected to open in Fiscal 2006: a 5-year lease for a 2,100 gross square foot store in Macau, a 4-year lease for a 1,900 gross square foot store in Beijing, China, a 3-year lease for a 700 gross square foot store in Shanghai, China, a 3-year lease for a 1,500 gross square foot store in Monterrey, Mexico, a 10-year lease for a 4,700 gross square foot store in Vancouver, British Columbia, and a 10-year lease for a 2,400 gross square foot store in Vienna, Austria.
In Fiscal 2006, Registrant’s Japanese affiliate entered into contractual obligations with the Takashimaya and Keisei Department stores in Yonago and Mito, Japan, respectively, for the operation of concession boutiques within said department stores of an area comprising approximately 1,500 gross square feet in Yonago, Japan and 3,000 gross square feet in Mito, Japan.
LITTLE SWITZERLAND Retail Store Leases
In Fiscal 2005, Little Switzerland leased and operated 26 retail locations in the U.S. and Caribbean totaling approximately 67,000 gross square feet devoted to retail selling and operations. Little Switzerland’s retail store leases range from approximately 250 to 6,000 gross square feet of selling space with an average retail store size of approximately 2,600 gross square feet. Little Switzerland leases most of its retail store locations for an average of five years, with two exercisable five-year renewal options. Little Switzerland has four pending lease renewals in 2006.
IRIDESSE Retail Store Leases
In Fiscal 2005, Iridesse leased and operated six retail locations in the U.S. totaling approximately 9,000 gross square feet devoted to retail selling and operations. Iridesse retail stores range from approximately 1,300 to 1,700 gross square feet with an average retail store size of approximately 1,500 gross square feet. Iridesse rents its retail store locations under standard shopping mall leases, which may contain minimum rent escalations, for an average term of ten years. Iridesse leases are all directly or indirectly guaranteed by Registrant. There are no pending lease expirations or renewals in Fiscal 2006.
New IRIDESSE Store Leases. In addition to the U.S. leases described above, Iridesse has entered into 10-year leases for stores averaging 1,500 gross square feet in Aventura, Florida; Tampa, Florida and Atlantic City, New Jersey.
Item 3.    Legal Proceedings.
Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany’s business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of their intellectual property rights by Tiffany, litigation instituted by persons alleged to have been injured upon premises within Registrant’s control and litigation with present and former employees and customers. Although litigation with present and former employees is routine and incidental to the conduct of Tiffany’s business, as well as for any business employing significant numbers of U.S.-based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, Registrant believes that litigation currently pending to which it or Tiffany is a party or to which its properties are subject will be resolved without any material adverse effect on Registrant’s financial position, earnings or cash flows.

TIFFANY & CO.

On or about July 1, 2004, both Tiffany and the landlord of Tiffany’s Customer Fulfillment Center (“River Park”) requested arbitration of the parties’ continuing dispute over their respective obligations surrounding completion of River Park’s site work (Tiffany and Company v. River Park Business Center, Inc., American Arbitration Association). In connection with the arbitration, River Park’s then pending civil claim in the Superior Court of New Jersey (Morris County), River Park Business Center, Inc. v. Tiffany and Company, was dismissed in September 2004.
In the arbitration, Tiffany asserts River Park’s continuing breach of its obligations to complete Landlord’s Work by the close of Fiscal 2001, as originally required under the Ground Lease, and to obtain timely site plan approval from the Township of Hanover. Tiffany seeks damages stemming from River Park’s continuous delays in completing its obligations, which damages Tiffany contends are in excess of $1,000,000. In its arbitration complaint, River Park seeks an unspecified amount in damages alleging entitlement to reimbursement of grading costs and excess installation costs of the landfill gas venting system. See Item 1. Business under Trademarks for disclosure on Tiffany and Company v. eBay, Inc.
Item 4.    Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended January 31, 2006.
See Item 13. Certain Relationships and Related Transactions for information on the Executive Officers of the Registrant as incorporated by reference from Registrant’s Proxy Statement dated April 14, 2006, pages PS-17-18.
[Remainder of this page is intentionally left blank]

TIFFANY & CO.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Registrant’s Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2005 were:

	High	Low

First Fiscal Quarter	$35.25	$29.53
Second Fiscal Quarter	$34.84	$28.60
Third Fiscal Quarter	$41.47	$33.11
Fourth Fiscal Quarter	$43.80	$37.47

On March 24, 2006, the high and low selling prices quoted on such exchange were $39.08 and $38.75, respectively. On March 24, 2006 there were 7,487 record holders of Registrant’s Common Stock.
In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2004 were:

	High	Low

First Fiscal Quarter	$43.26	$35.44
Second Fiscal Quarter	$39.78	$32.38
Third Fiscal Quarter	$35.94	$27.00
Fourth Fiscal Quarter	$32.76	$29.47

It is Registrant’s policy to pay a quarterly dividend on the Registrant’s Common Stock, subject to declaration by Registrant’s Board of Directors. In Fiscal 2004, a dividend of $0.05 per share of Common Stock was paid on April 12, 2004, and dividends of $0.06 per share of Common Stock were paid on July 12, 2004, October 11, 2004 and January 10, 2005. In Fiscal 2005, a dividend of $0.06 per share of Common Stock was paid on April 11, 2005, and dividends of $0.08 per share of Common Stock were paid on July 11, 2005, October 11, 2005 and January 10, 2006.
In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Annual Report on Form 10-K, 1,518,325 shares of Registrant’s Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered “affiliates” under the provisions of Rule 405 promulgated under the Securities Act of 1933.

TIFFANY & CO.

The following table contains the Company’s stock repurchases of equity securities in the fourth quarter of Fiscal 2005:
Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares, (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share (or	Publicly Announced	Purchased Under the
Period	Purchased	Unit)	Plans or Programs*	Plans or Programs*

November 1, 2005 to November 30, 2005	–	–	–	$294,640,000

December 1, 2005 to December 31, 2005	–	–	–	$294,640,000

January 1, 2006 to January 31, 2006	469,050	$39.39	469,050	$276,166,000

TOTAL	469,050	$39.39	469,050	$276,166,000	*

* The current stock repurchase program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The current program expires on March 30, 2007.
[Remainder of this page is intentionally left blank]

TIFFANY & CO.

Item 6.    Selected Financial Data.
The following table sets forth selected financial data, certain of which have been derived from the Company’s audited financial statements for fiscal 2001-2005:

(in thousands, except per share amounts,
percentages, ratios, retail locations and
employees)	2005	2004	2003	2002	2001

EARNINGS DATA
Net sales	$2,395,153	$2,204,831	$2,000,045	$1,706,602	$1,606,535
Gross profit	1,342,340	1,230,573	1,157,382	1,011,448	943,477
Earnings from operations	382,705	294,529	355,519	319,197	309,897
Net earnings	254,655	304,299	215,517	189,894	173,587
Net earnings per diluted share	1.75	2.05	1.45	1.28	1.15
Weighted-average number of diluted common shares	145,578	148,093	148,472	148,591	150,517

BALANCE SHEET AND CASH FLOW DATA
Total assets	$2,777,272	$2,666,118	$2,391,088	$1,923,586	$1,631,074
Cash and cash equivalents	393,609	187,681	248,665	156,197	173,675
Short-term investments	–	139,200	27,450	–	–
Inventories, net	1,060,164	1,057,245	871,251	732,088	611,653
Short-term borrowings and long-term debt (including current portion)	471,676	440,563	486,859	349,659	270,967
Stockholders’ equity	1,830,913	1,701,160	1,468,200	1,208,049	1,036,945
Working capital	1,334,233	1,208,068	952,923	770,481	638,709
Cash flows from operating activities	262,691	130,853	283,842	221,441	241,506
Capital expenditures	157,036	142,321	272,900	219,717	170,806
Stockholders’ equity per share	12.85	11.77	10.01	8.34	7.15
Cash dividends paid per share	0.30	0.23	0.19	0.16	0.16

RATIO ANALYSIS AND OTHER DATA
As a percentage of net sales:
Gross profit	56.0%	55.8%	57.9%	59.3%	58.7%
Earnings from operations	15.9%	13.4%	17.8%	18.7%	19.3%
Net earnings	10.6%	13.8%	10.8%	11.1%	10.8%
Capital expenditures	6.6%	6.5%	13.6%	12.9%	10.6%
Return on average assets	9.4%	12.0%	10.0%	10.7%	10.9%
Return on average stockholders’ equity	14.4%	19.2%	16.1%	16.9%	17.7%
Total debt-to-equity ratio	25.8%	25.9%	33.2%	28.9%	26.1%
Company-operated TIFFANY & CO. stores and boutiques	154	151	141	131	126
Number of employees	8,120	7,341	6,862	6,431	5,938

All references to years relate to the fiscal year that ends on January 31 of the following calendar year.
Financial information for 2005 and 2004 includes the effect of the Company’s adoption of SFAS 123R, “Share-Based Payment” (see Note O to Consolidated Financial Statements). In addition, 2004 includes the effect of the Company’s sale of its equity investment in Aber Diamond Corporation (see Note D to Consolidated Financial Statements).

TIFFANY & CO.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes. All references to years relate to the fiscal year that ends on January 31 of the following calendar year.
2005 HIGHLIGHTS
•	Net sales rose 9% to $2.4 billion. Worldwide comparable store sales rose 5% on a constant-exchange-rate basis (see Non-GAAP Measures).
•	Japan retail sales, on a constant-exchange-rate basis, increased 4% in 2005 while comparable store sales were flat after three years of declines. Management believes that the comparable store sales decline was stemmed due to new product introductions, initiatives in sales training and improvements in the economic environment.
•	Net earnings decreased 16%, or $50 million, to $255 million. Prior year net earnings were not representative because they benefited from a $125 million gain, net of tax, from the Company’s sale of its equity investment in Aber Diamond Corporation (“Aber”).
•	The Company repatriated $178 million in accumulated earnings from foreign affiliates, which resulted in a lower effective tax rate.
•	Company-operated square footage of TIFFANY & CO. stores increased 2%. The Company added eight retail locations – four in the U.S., two in Japan and one each in Australia and France. In addition, five existing locations were closed in Japan.
•	E-commerce sites were launched in Canada and Japan.
•	The Company sold and leased back its Retail Service Center (a distribution and administrative office facility) and received proceeds of $75 million.
•	The Board of Directors increased the annual dividend rate by 33%.
•	The Company repurchased 3.8 million shares of its Common Stock.
NON-GAAP MEASURES
The Company’s reported net sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar.
The Company reports information in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Internally, management monitors the sales performance of its international stores and boutiques on a non-GAAP basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant-exchange-rate basis”). Management uses this constant-exchange-rate measure because it believes it is a more representative assessment of the sales performance of its international stores and boutiques and provides better comparability between reporting periods.
The Company’s management does not, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The Company presents such non-GAAP financial measures in reporting its financial results to provide investors with an additional tool to evaluate the Company’s operating results.

TIFFANY & CO.

The following tables reconcile net sales percentage increases (decreases), versus the prior year, from the GAAP to the non-GAAP basis:

	2005			2004
			Constant-			Constant-
	GAAP	Translation	Exchange-	GAAP	Translation	Exchange-
Net Sales	Reported	Effect	Rate Basis	Reported	Effect	Rate Basis

Worldwide	9%	–	9%	10%	2%	8%
U.S. Retail	9%	–	9%	10%	–	10%
International Retail	5%	(2)%	7%	10%	6%	4%
Japan Retail	–	(4)%	4%	1%	6%	(5)%
Other Asia-Pacific	17%	3%	14%	27%	4%	23%
Europe	4%	(3)%	7%	23%	11%	12%

	2005			2004
			Constant-			Constant-
Comparable	GAAP	Translation	Exchange-	GAAP	Translation	Exchange-
Store Sales	Reported	Effect	Rate Basis	Reported	Effect	Rate Basis

Worldwide	4%	(1)%	5%	7%	3%	4%
U.S. Retail	7%	–	7%	10%	–	10%
International Retail	–	(2)%	2%	3%	6%	(3)%
Japan Retail	(4)%	(4)%	–	(2)%	6%	(8)%
Other Asia-Pacific	10%	2%	8%	15%	4%	11%
Europe	(2)%	(3)%	1%	13%	10%	3%
RESULTS OF OPERATIONS
Certain operating data as a percentage of net sales were as follows:

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	44.0	44.2	42.1

Gross profit	56.0	55.8	57.9
Selling, general and administrative expenses	40.1	42.4	40.1

Earnings from operations	15.9	13.4	17.8
Interest, financing and other income, net	0.5	0.8	0.7
Gain on sale of equity investment	–	8.8	–

Earnings before income taxes	15.4	21.4	17.1
Provision for income taxes	4.8	7.6	6.3

Net earnings	10.6%	13.8%	10.8%

TIFFANY & CO.

Net Sales

				2005 vs. 2004	2004 vs. 2003
(in thousands)	2005	2004	2003	Increase	Increase

U.S. Retail	$1,220,683	$1,116,845	$1,013,034	9%	10%

International Retail	900,689	857,360	781,572	5%	10%

Direct Marketing	157,483	142,508	133,254	11%	7%

Other	116,298	88,118	72,185	32%	22%

	$2,395,153	$2,204,831	$2,000,045	9%	10%

A store’s sales are included in “comparable store sales” when the store has been open for more than 12 months. In markets other than Japan, sales of relocated stores are included if the relocation occurs within the same geographical market. In Japan, sales of a new store or boutique are not included if the store was relocated from one department store to another or from a department store to a free-standing location. The results of a store in which the square footage has been expanded or reduced remain in the comparable store base in all markets.
In the second quarter of 2005, the Company placed responsibility for U.S. non-Internet business-to-business sales within the U.S. Retail channel and, consequently, now reports non-Internet business-to-business sales in that channel. In the past, such sales were reported in the Direct Marketing channel, which will continue to report Internet business-to-business transactions. The prior year’s amounts affected by the change have been reclassified to conform to the current year presentation.
U.S. Retail.  The following table presents the U.S. Retail channel and its components as a percentage of worldwide net sales:

	2005	2004	2003

New York Flagship store	10%	10%	10%

Branch stores	39%	39%	39%

Business-to-business	2%	2%	2%

	51%	51%	51%

U.S. Retail sales increased in 2005 and 2004. The New York Flagship store’s sales increased 5% in 2005 and 13% in 2004 and comparable branch store sales increased 7% in 2005 and 9% in 2004. Comparable store sales growth in both years resulted from increases in the average sales amount per transaction. Management attributes the increased amount per transaction to sales of higher-priced merchandise and management’s decision to reposition the Company’s silver jewelry category toward higher-priced offerings, as well as generally favorable conditions for consumer spending. In 2005, the Company experienced growth across a range of jewelry categories, with especially strong results in jewelry with diamonds which are at price points above the Company’s average. In both years, there were increased sales to U.S. customers, which account for the vast majority of U.S. Retail sales, and to foreign tourists especially in the New York Flagship store. The Company opened four new stores in both 2005 and 2004, consistent with its ongoing strategy to open three-five new U.S. stores each year.

TIFFANY & CO.

International Retail.  The following table presents the sales contribution in U.S. dollars of each geographic region within the International Retail channel as a percentage of worldwide net sales:

	2005	2004	2003

Japan	20%	22%	24%
Other Asia-Pacific	8%	7%	6%
Europe	6%	6%	6%
Other	4%	4%	3%

	38%	39%	39%

International Retail sales, on a constant-exchange-rate basis, increased 7% in 2005 and 4% in 2004. When compared with the prior year, the weighted-average U.S. dollar exchange rate was stronger in 2005 and weaker in 2004.
Japan retail sales, on a constant-exchange-rate basis, increased 4% in 2005 and declined 5% in 2004. Comparable store sales were unchanged in 2005 and declined 8% in 2004. Management’s operational focus in Japan is on new products, targeted publicity and marketing, the quality of selling locations and selling skills. Although improvements in the Japanese economy were a positive factor, management believes that its focus on the above initiatives has contributed to the improved results in 2005, especially during the second half of the year. However, Japan sales will continue to be affected by increased “luxury-goods” competition.
Japan sales of engagement and other fine jewelry increased in 2005 and 2004, while sales of silver jewelry declined in both years although at a lesser rate in 2005. In 2005, the Company opened two locations and five were closed, consistent with management’s intention to enhance the quality of its selling locations in Japan. In 2004, the Company opened four locations and one was closed. The Company also launched an e-commerce website in 2005.
In the Asia-Pacific region outside of Japan, comparable store sales on a constant-exchange-rate basis increased 8% in 2005 due to growth in all markets and 11% in 2004. In Europe, comparable store sales on a constant-exchange-rate basis increased 1% in 2005 and 3% in 2004 due to growth in most markets, largely offset by a sales decline in the United Kingdom.
Store Data. Gross square feet of company-operated TIFFANY & CO. stores increased 2% to 745,000 in 2005, following a 9% increase to 729,000 in 2004. Sales per gross square foot generated by those stores were $2,666 in 2005, $2,546 in 2004 and $2,512 in 2003. Management expects further improvements in sales per square foot primarily due to comparable store sales growth. In addition, the Company’s newer U.S. stores use a smaller footprint than historically and are more productive.
The Company’s worldwide expansion strategy is to open 8-12 Company-operated TIFFANY & CO. stores and boutiques annually (excluding any closings). Plans in the U.S. for 2006 include opening a store in Nashville, Tennessee; Indianapolis, Indiana; Atlantic City, New Jersey; and Tucson, Arizona. International plans include new stores in Yonago and Mito, Japan; Monterrey, Mexico; Vancouver, British Columbia; Vienna, Austria; Macau; and second stores in Shanghai and Beijing, China.

TIFFANY & CO.

Direct Marketing. Direct Marketing sales rose in both 2005 and 2004 due to increases in the average order size, which management attributes to a favorable consumer environment and new product introductions. The Company continues to experience increased website traffic and orders, as well as consumers shifting their purchases from catalogs to the Internet. While the number of catalog orders declined in both years, catalogs remain an effective marketing tool for both retail and Internet sales.
Other. Other sales in 2005 and 2004 increased primarily due to wholesale sales of diamonds (such sales commenced in 2004), as well as sales growth in LITTLE SWITZERLAND stores (which represents the majority of Other sales). To a much lesser extent, sales in IRIDESSE stores, which commenced in late 2004, contributed to this channel’s sales growth.
Gross Profit
Gross profit as a percentage of net sales (“gross margin”) improved in 2005 by 0.2 percentage point and declined in 2004 by 2.1 percentage points. The increase in 2005 was primarily attributable to changes in geographic and product sales mix and selective price increases (0.6 percentage point), partially offset by increased low margin wholesale sales of diamonds (0.5 percentage point). Wholesale diamond sales are made to divest stones that do not meet Tiffany’s quality requirements; typically, the Company purchases such stones in mixed lots which are then culled. The decline of 2.1 percentage points in 2004 was primarily attributable to higher inventory costs due to increases in diamond and precious metal prices (1.0 percentage point); changes in geographic and product sales mix away from Japan and silver jewelry and toward higher-priced, lower-margin diamond jewelry (0.6 percentage point); the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (0.2 percentage point); and costs incurred to expand product distribution and sourcing/manufacturing capacity.
The Company’s hedging program (see Note K to Consolidated Financial Statements) uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations. The Company adjusts its retail prices in Japan from time to time to address longer-term changes in the yen/dollar relationship and local competitive pricing.
Management’s long-term strategy and objectives include achieving product sourcing/manufacturing efficiencies (including direct rough-diamond sourcing and increased internal manufacturing), controlling costs and implementing selective price adjustments in order to maintain the Company’s gross margin at, or above, prior year levels.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased 3% in 2005. However, excluding several one-time costs in 2004 (a contribution to The Tiffany & Co. Foundation, an impairment charge and exit costs (see below for more details)), SG&A expenses increased 7% in 2005 due to higher labor and benefit costs (representing approximately 50% of the increase) and higher depreciation and occupancy expenses attributable to new stores and variable rent (representing approximately 30% of the increase).
In 2005, the Company recorded $2,201,000 of losses associated with the sale of the Company’s equity investment in a retail designer and distributor and $2,115,000 of losses associated with the sale of a glassware manufacturing operation.

TIFFANY & CO.

SG&A expenses increased 17% in 2004, which included the following expenses that represented approximately half of the increase:
•	$25,000,000 contribution to The Tiffany & Co. Foundation. The contribution was made from the proceeds received from the Company’s sale of its equity investment in Aber. The Tiffany & Co. Foundation is a non-profit organization that provides grants to other non-profit organizations;

•	$19,006,000 due to the early adoption, retroactive to February 1, 2004, of SFAS No. 123R;

•	$12,193,000 impairment charge. In accordance with its policy on impairment of goodwill and long-lived assets, the Company identified impairment losses in one of its international retail markets and in one of its specialty retail businesses as a result of store performance and cash flow projections; and

•	$2,932,000 of exit costs associated with discontinuing a specialty retail concept that the Company decided not to pursue.
In addition, the Company had higher labor and benefit costs in 2004 (representing approximately 20% of the increase), depreciation and occupancy expenses (representing approximately 15% of the increase) and marketing expenses (representing approximately 10% of the increase).
Management’s long-term objective is to reduce the ratio of SG&A expenses to net sales by controlling expenses so that sales growth will result in a higher rate of earnings growth. As a percentage of net sales, SG&A expenses improved 2.3 percentage points in 2005. Excluding the one-time costs in 2004 discussed above, SG&A expenses as a percentage of net sales improved 0.5 percentage point in 2005 due to overall sales growth.
Earnings from Operations

		% of		% of		% of
(in thousands)	2005	Sales*	2004	Sales*	2003	Sales*

Earnings (losses) from operations:
U.S. Retail	$268,769	22%	$227,302	20%	$224,149	22%
International Retail	212,496	24%	202,260	24%	213,666	27%
Direct Marketing	58,542	37%	47,566	33%	46,813	35%
Other	(18,829)	(16)%	(23,290)	(26)%	(8,460)	(12)%

	520,978		453,838		476,168
Unallocated corporate expenses	(138,273)		(159,309)		(120,649)

Earnings from operations	$382,705		$294,529		$355,519

*Percentages represent earnings (losses) from operations as a percentage of each segment’s net sales.
Reclassifications were made to prior year’s earnings (losses) from operations by segment to conform to the current year presentation and to reflect the revised manner in which management evaluates the performance of segments. (See Note R to Consolidated Financial Statements for further information on the reclassifications that were made).
Earnings from operations rose 30% in 2005. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and interest, financing and other income, net) to each segment’s net sales in 2005 compared with 2004 was as follows:

TIFFANY & CO.

•	U.S. Retail – increased 2 percentage points primarily due to increased sales and gross margin and the leveraging of fixed expenses;

•	International Retail – was consistent with the prior year;
•	Direct Marketing – increased 4 percentage points primarily due to increased sales and gross margin and the leveraging of fixed expenses;

•	Other – decreased loss of 10 percentage points primarily due to the absence of impairment and exit costs incurred in 2004. Excluding these charges from the 2004 loss from operations, the ratio of losses from operations to net sales would have been equal to the prior year.
Earnings from operations declined 17% in 2004. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and interest, financing and other income, net) to each segment’s net sales in 2004 compared with 2003 was as follows:
•	U.S. Retail – decreased 2 percentage points primarily due to shifts in product sales mix toward higher-priced, lower margin diamond jewelry and higher inventory costs;

•	International Retail – decreased 3 percentage points primarily due to product sales mix, higher inventory costs, increased import tariffs on U.S. manufactured products shipped to Europe and increased SG&A expenses;

•	Direct Marketing – decreased 2 percentage points primarily due to lower sales and higher fixed expenses, mostly associated with the Customer Fulfillment Center, a distribution facility, which opened in September 2003 and primarily supports the Direct Marketing segment;

•	Other – increased loss of 14 percentage points primarily due to impairment and exit costs incurred in 2004, expenses associated with the start-up and development of new specialty retail concepts and sales of diamonds unsuitable for the Company’s production, which earn a minimal to no gross margin.
Each segment’s earnings (losses) from operations in 2005 and 2004 were affected by an allocation of the expense associated with the adoption of SFAS No. 123R.
Unallocated corporate expenses include costs related to the Company’s administrative support functions, such as information technology, finance, legal and human resources. Unallocated corporate expenses decreased 13% in 2005 and increased 32% in 2004. The 13% decrease in 2005 was primarily due to the $25,000,000 contribution to The Tiffany & Co. Foundation made in 2004, which was partially offset by incremental labor and benefit costs. The 32% increase in 2004 was primarily due to the contribution to The Tiffany & Co. Foundation, as well as incremental labor and benefit costs.
Interest Expense and Financing Costs
Interest expense in 2005 was slightly higher than 2004. Interest expense in 2004 rose over 2003 due to a higher level of average borrowings, a higher weighted-average interest rate and lower capitalized interest on capital expenditures.
Other Income, Net
Other income, net includes interest income, gains/losses on investment activities and foreign currency transactions, and minority interest income/expense. Other income, net increased in 2005 and 2004. The increase in 2005 was primarily due to increased interest income associated with a higher level of average investments and higher interest rates, as well as transaction gains on settlement of foreign payables. The

TIFFANY & CO.

increase in 2004 was primarily due to increased interest income resulting from a higher level of average investments and increased interest rates, as well as increased minority interest income.
Gain on Sale of Equity Investment
In December 2004, the Company sold its entire investment holdings of eight million shares in Aber, which had been acquired in July 1999, and recorded a pre-tax gain of $193,597,000, or a gain of $125,064,000 net of tax (see Liquidity and Capital Resources).
Provision for Income Taxes
The effective income tax rate was 30.8% in 2005, compared with 35.6% in 2004 and 37.1% in 2003. The decrease in both years was primarily due to benefits associated with the repatriation provisions of the American Jobs Creation Act of 2004 (“AJCA”). The 2004 rate also benefited from the favorable state tax treatment on the gain from the Company’s sale of its equity investment in Aber, partly offset by a favorable reserve adjustment in 2003 related to the elimination of certain tax exposures.
The AJCA, which was signed into law on October 22, 2004, created a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. This incentive effectively reduces the amount of U.S. Federal income tax due on repatriation. Taking advantage of the AJCA, the Company recorded an income tax benefit of $8,600,000 in 2004 to reflect the Company’s plan to repatriate $100,000,000 of accumulated foreign earnings. In 2005, the Company recorded an income tax benefit of $22,588,000 due to the Internal Revenue Service clarifying certain provisions of the AJCA in May 2005, which also resulted in the Company’s decision to repatriate additional foreign earnings. The tax benefit to the Company occurred because the Company had previously accrued income taxes on un-repatriated foreign earnings at higher income tax rates. In total, the Company repatriated $178,245,000 of accumulated foreign earnings.
The AJCA provides a two-year transition from the existing Extraterritorial Income Exclusion Act of 2000. The World Trade Organization (“WTO”) ruled that this exclusion was an illegal export subsidy. The European Union believes that the AJCA fails to adequately repeal illegal export subsidies because of these transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with the WTO’s prior ruling. Until the final resolution of this matter, management will be unable to predict what impact, if any, this will have on future earnings.
2006 Outlook
Management’s financial performance objectives for 2006 are based on the following assumptions:
•	Net sales growth of 10%. This objective assumes mid-single-digit worldwide comparable store sales growth on a constant-exchange-rate basis for the full year, including a high-single-digit increase in the U.S. and low-single-digit growth in Japan.

•	Gross margin equal to fiscal year 2005.

•	Improvement in the ratio of SG&A to net sales.

•	Earnings before income taxes growth of at least 12%.

•	Effective tax rate of 38%.

•	Diluted earnings per share in a range of $1.77 – $1.82.

TIFFANY & CO.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity needs have been, and are expected to remain, primarily a function of its seasonal and expansion-related working capital requirements and capital expenditure needs. The Company had net cash inflows from operating activities of $262,691,000 in 2005, $130,853,000 in 2004 and $283,842,000 in 2003. The increase in 2005 resulted from increased net earnings after adjustment for the gain on the sale of the equity investment in Aber and smaller growth in inventories, partly offset by increased tax payments largely associated with a gain recognized on the sale of the Company’s equity investment in Aber in the fourth quarter of 2004. The decrease in 2004 resulted from a decrease in net earnings, after adjustment for the gain on the sale of the equity investment in Aber, and higher inventory purchases.
Working Capital
Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,334,233,000 and 4.7 at January 31, 2006, compared with $1,208,068,000 and 4.0 at January 31, 2005.
Accounts receivable, less allowances, at January 31, 2006 were 7% higher than January 31, 2005. On a 12-month rolling basis, accounts receivable turnover was 19 times in 2005 and 18 times in 2004.
Inventories, net at January 31, 2006 did not change significantly from January 31, 2005. Combined raw material and work-in-process inventories increased 2% and finished goods inventories were approximately unchanged. Changes in foreign currency exchange rates decreased inventories, net by 3% compared to January 31, 2005.
The Company continually strives to improve its inventory management by developing more effective systems and processes for product development, assortment planning, sales forecasting, supply-chain logistics and store replenishment. Management expects a single-digit percentage increase in inventories in 2006.
Capital Expenditures
Capital expenditures were $157,036,000 in 2005, $142,321,000 in 2004 and $272,900,000 in 2003, representing 7%, 6% and 14% of net sales in 2005, 2004 and 2003. In all three years, expenditures were primarily related to the opening, renovation and expansion of stores and distribution facilities and ongoing investments in new systems. In 2003, the Company purchased the land and building housing its Tokyo Flagship store for $140,400,000 (U.S. dollar equivalent at the acquisition date). In 2002, the Company acquired the property housing its Flagship store on Old Bond Street in London and an adjacent building at a total cost of $43,000,000 (U.S. dollar equivalent at the acquisition date), in order to renovate and reconfigure the interior retail selling space. Construction commenced in 2004 and is expected to be completed in 2006 at a cost of approximately $34,000,000.
In 2000, the Company began a multi-year project to renovate and reconfigure its New York Flagship store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. The increase in the sales area was completed in 2001 when the renovated second floor opened to provide an expanded presentation of engagement and other jewelry. The renovated sixth floor that now houses the customer service department opened in 2002. The renovated fourth floor that offers tableware merchandise opened in 2003. The renovated third floor with silver jewelry and accessories opened in 2004. In conjunction

TIFFANY & CO.

with the New York store project, the Company relocated its after-sales service functions and several of its administrative functions. The Company has spent approximately $89,000,000 to date for the New York store and related projects. Based on current plans, the Company estimates that the overall cost of these projects will be $110,000,000 when completed in 2006.
Based on current plans, management estimates that capital expenditures will be approximately $170,000,000 in 2006.
Acquisitions, Investments and Dispositions
In October 2005, the Company acquired a Vietnamese corporation that specializes in polishing small carat weight diamonds. The price payable by the Company for the entire equity interest in this corporation is $2,000,000, of which $1,200,000 was paid in 2005; the balance will be paid when certain post-acquisition requirements are satisfied but no later than a fixed due date. This acquisition was not significant to the Company’s financial position, earnings or cash flows.
The Company has made a $10,000,000 investment ($4,500,000 in 2004 and $5,500,000 in 2005) in a joint venture that owns and operates a diamond polishing facility in South Africa. The Company’s interest in, and control over, this venture are such that its results are consolidated with those of the Company and its subsidiaries. The Company expects, through its investment, to gain access to additional supplies of diamonds that meet its quality standards.
In December 2004, the Company sold its entire investment in Aber through a private offering. To gain Aber’s consent to the sale, the Company paid a fee and ceded its right to representation on Aber’s Board of Directors. Aber, in turn, paid the Company the present value of the right to purchase diamonds at a discount, under a purchase agreement, which obligates the Company to purchase, subject to availability and the Company’s quality standards, a minimum of $50,000,000 of diamonds per year through 2013. Inclusive of the payments described above, the Company received proceeds of $278,081,000, net of investment banking and legal fees, related to the sale of its equity investment. A pre-tax gain of $193,597,000 was recognized on the sale of the stock, and $10,843,000 was deferred related to the present value of the discount under the purchase agreement. As the deferred amount represents the present value of the discount, interest will be recorded on the deferred amount, and the undiscounted amount will be recognized as a reduction of inventory costs. The Company used $25,000,000 of the proceeds for a charitable contribution to The Tiffany & Co. Foundation; management used the balance for general corporate purposes, including share repurchases and additional investments to secure a greater supply of rough diamonds. The Company continues to maintain its commercial relationship with Aber through the diamond purchase agreement.
In December 2002, the Company made a $4,000,000 investment in a privately-held company that designs and sells jewelry. In 2004 and 2003, the Company made additional investments of $2,500,000 and $4,500,000. In October 2005, the Company sold its equity interest and recorded a loss of $2,201,000 in SG&A expenses. The Company consolidated those results in its financial statements based on the percentage of ownership and effective control over the direction of the operations of the business.
In September 2005, the Company entered into a sale-leaseback arrangement for its Retail Service Center, a distribution and administrative office facility. The Company received proceeds of $75,000,000 resulting in a gain of $5,300,000, which has been deferred and is being amortized over the lease term. The lease has been accounted for as an operating lease. The lease expires in 2025 and has two ten-year renewal options.

TIFFANY & CO.

The Company continuously evaluates its manufacturing operations and supply chain to ensure that it has the optimal production mix to support long-term growth needs. In August 2005, the Company sold a glassware manufacturing operation. The Company recorded a loss of approximately $2,115,000 in SG&A expenses associated with the sale of the operation.
Marketable Securities
The Company invests excess cash in short-term investments and marketable securities. During 2005, 2004 and 2003, the Company purchased $100,234,000, $383,989,000 and $27,450,000 of marketable securities and short-term investments. In addition, the Company received proceeds of $248,228,000 and $237,519,000 during 2005 and 2004 from the sale of marketable securities and short-term investments. There were no sales during 2003.
Dividends
Cash dividends paid were $42,903,000 in 2005, $33,569,000 in 2004 and $27,700,000 in 2003. The dividend payout ratio (dividends as a percentage of net earnings) was 17% in 2005, 11% in 2004 and 13% in 2003. In May 2005, the Company’s Board of Directors declared a 33% increase in the quarterly rate on common shares, increasing it from $0.06 per share to $0.08 per share. In May 2004, the Company’s Board of Directors declared a 20% increase in the quarterly rate on common shares, increasing it from $0.05 per share to $0.06 per share. In May 2003, the Company’s Board of Directors declared a 25% increase in the quarterly rate on common shares, increasing it from $0.04 per share to $0.05 per share.
Stock Repurchases
In March 2005, the Company’s Board of Directors approved a stock repurchase program (“2005 Program”) that authorized the repurchase of up to $400,000,000 of the Company’s Common Stock through March 2007 by means of open market or private transactions. The 2005 Program replaced and terminated an earlier program. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions.
The Company’s stock repurchase activity was as follows:

(in thousands, except per share amounts)	2005	2004	2003

Cost of repurchases	$132,816	$86,732	$4,610
Shares repurchased and retired	3,835	2,735	200
Average cost per share	$34.63	$31.71	$23.05
At January 31, 2006, there remained $276,166,000 of authorization for future repurchases under the 2005 Program.
At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flow and capital requirements for expansion.

TIFFANY & CO.

Recent Borrowings
The Company’s current sources of working capital are internally-generated cash flows and borrowings available under a revolving credit facility.
In July 2005, the Company entered into a new $300,000,000 revolving credit facility (“Credit Facility”) with an option to increase such commitments up to $500,000,000. The Credit Facility replaced the Company’s previously existing $250,000,000 credit facility and the $10,000,000 Little Switzerland unsecured revolving credit facility. The Credit Facility is available for working capital and other corporate purposes and contains covenants that require maintenance of certain debt/equity and interest-coverage ratios, in addition to other requirements customary to loan facilities of this nature. Borrowings may be made from eight participating banks and are at interest rates based upon local currency borrowing rates plus a margin that fluctuates with the Company’s fixed charge coverage ratio. The weighted average interest rate at January 31, 2006 was 3.59%. The Credit Facility expires in July 2010.
In January 2006, the Company borrowed HKD 300,000,000 ($38,672,000 at January 31, 2006) (“Hong Kong Term Loan”), SGD 13,100,000 ($8,043,000 at January 31, 2006) (“Singapore Term Loan”) and CHF 19,500,000 ($15,145,000 at January 31, 2006) (“Switzerland Term Loan”) due in 2011. These funds were used to partially finance the repatriation of dividends related to the AJCA (see Provision for Income Taxes above). Principal payments of 10% of the original principal amount are due each year, with the balance due upon maturity. The covenants of the term loans are similar to the Credit Facility. Interest rates are based upon local currency borrowing rates plus a margin that fluctuates with the Company’s fixed charge coverage ratio. The interest rates for the Hong Kong Term Loan, the Singapore Term Loan and the Switzerland Term Loan were 4.28%, 3.65% and 1.28%, respectively, at January 31, 2006.
In October 2004, the Company’s obligation to repay a yen 5,500,000,000 ($51,530,000 at maturity) borrowing came due and was paid in full, primarily with proceeds from a new yen 5,000,000,000 short-term loan. The yen 5,000,000,000 ($46,845,000 at issuance) short-term loan agreement was entered into in October 2004, had an interest rate of 0.59%, came due in January 2005 and was paid in full with existing funds.
In September 2003, the Company issued yen 15,000,000,000 ($127,546,000 at January 31, 2006) of senior unsecured First Series Yen Bonds (“Bonds”) due 2010 with principal due upon maturity and a fixed coupon rate of 2.02% payable in semi-annual installments. The Bonds were sold in a private transaction to qualified institutional investors in Japan. The proceeds from the issuance were primarily used by the Company to repay the yen 11,000,000,000 ($91,938,000 at issuance) short-term bridge loan used to partially finance the purchase of the land and building housing its Tokyo Flagship store, which was entered into in June 2003 and matured in September 2003.
The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 26% at January 31, 2006 and 2005.
At January 31, 2006, the Company was in compliance with all covenants.
Based on the Company’s financial position at January 31, 2006, management anticipates that cash on hand, internally-generated cash flows and the funds available under the Credit Facility will be sufficient to support the Company’s planned worldwide business expansion, share repurchases, debt service and seasonal working capital increases for the foreseeable future.

TIFFANY & CO.

Contractual Cash Obligations and Commercial Commitments
The following is a summary of the Company’s contractual cash obligations at January 31, 2006:

(in thousands)	Total	2006	2007-2008	2009-2010	Thereafter

Operating leases	$724,446	$94,526	$165,675	$131,468	$332,777
Inventory purchase obligations	501,293	151,293	100,000	100,000	150,000
Short-term borrowings and long- term debt	471,676	45,128	72,372	250,848	103,328
Interest on debt and interest- rate swap agreements [a]	90,786	19,666	38,690	25,930	6,500
Construction-in-progress	23,910	23,160	180	180	390
Non-inventory purchase obligations	6,677	6,677	–	–	–
Other contractual obligations [b]	9,609	7,250	1,259	1,100	–

	$1,828,397	$347,700	$378,176	$509,526	$592,995

a)	Excludes interest payments on amounts outstanding under available lines of credit, as the outstanding amounts fluctuate based on the Company’s working capital needs. Variable-rate interest payments were estimated based on rates at January 31, 2006. Actual payments will differ based on changes in interest rates.

b)	Other contractual obligations consist primarily of royalty and maintenance commitments.
The summary above does not include cash contributions for the Company’s pension plan and cash payments for other postretirement obligations. The Company plans to contribute approximately $15,000,000 to the pension plan in 2006. However, this expectation is subject to change if actual asset performance is different than the assumed long-term rate of return on pension plan assets. The Company estimates cash payments for postretirement health-care and life insurance benefit obligations to be $1,242,000 in 2006. In addition, the summary above does not include the credit facility that the Company is providing to Tahera Diamond Corporation (“Tahera”), see below.
The following is a summary of the Company’s outstanding borrowings and available capacity under the Credit Facility and other lines of credit at January 31, 2006:

	Total	Borrowings	Available
(in thousands)	capacity	outstanding	capacity

Credit Facility*	$300,000	$38,818	$261,182
Other lines of credit	7,341	124	7,217

	$307,341	$38,942	$268,399

*This facility matures in July 2010 and the capacity may be increased to $500,000,000.
In addition, the Company had letters of credit and financial guarantees of $20,567,000 at January 31, 2006, of which $13,346,000 expires within one year.
In November 2004, the Company entered into an agreement with Tahera, a Canadian diamond mining and exploration company, to purchase or market all of the diamonds to be mined at the Jericho mine which has been developed and constructed by Tahera in Nunavut, Canada (“Project”). In consideration of that agreement, the Company provided a credit facility to Tahera which allows Tahera to draw up to CDN$35,000,000 (U.S.$30,536,000 at January 31, 2006) to finance the development and construction of

TIFFANY & CO.

the Project. At January 31, 2006, CDN$29,718,000 (U.S.$25,927,000 at January 31, 2006) was outstanding under this credit facility. Principal and interest payments are due periodically throughout the term of the facility which matures in December 2013. The Company will begin purchasing diamonds from Tahera in 2006.
Seasonality
As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.
CRITICAL ACCOUNTING ESTIMATES
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements and records the effect of any necessary adjustments.
The development and selection of critical accounting estimates and the related disclosures below have been reviewed with the Audit Committee of the Company’s Board of Directors. The following critical accounting policies that rely on assumptions and estimates were used in the preparation of the Company’s consolidated financial statements:
Inventory. The Company writes down its inventory for discontinued and slow-moving products. This write-down is equal to the difference between the cost of inventory and its estimated market value, and is based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs might be required. At January 31, 2006, a 10% change in the reserve for discontinued and slow-moving products would have resulted in a change of $2,200,000 in inventory and cost of sales. The Company’s domestic and foreign branch inventories, excluding Japan, are valued using the last-in, first-out (LIFO) method, and inventories held by foreign subsidiaries and Japan are valued using the average cost method. Fluctuation in inventory levels, along with the costs of raw materials, could affect the carrying value of the Company’s inventory.
Long-lived assets. The Company’s long-lived assets are primarily property, plant and equipment. The Company reviews its long-lived assets for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company recorded impairment charges of $10,230,000 in 2004 and did not record any impairment charges in 2005 and 2003.
Goodwill. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed. The evaluation, based upon discounted cash flows, requires management to estimate future cash flows, growth rates and economic and market conditions. The 2005 evaluation did not result in any impairment charges; however, it is possible that impairment charges could be recorded in the future if results vary from those anticipated. Impairment charges recorded in 2004 amounted to $1,963,000 and no such charges were recorded in 2003.

TIFFANY & CO.

Income taxes. Foreign and domestic tax authorities periodically audit the Company’s income tax returns. These audits often examine and test the factual and legal basis for positions the Company has taken in its tax filings with respect to its tax liabilities, including the timing and amount of deductions and the allocation of income among various tax jurisdictions (“tax filing positions”). Management believes that its tax filing positions are reasonable and legally supportable. However, in specific cases, various tax authorities may take a contrary position and insist upon an adjustment. In evaluating the exposures associated with the Company’s various tax filing positions, management records reserves for probable exposures. Earnings could be affected to the extent the Company prevails in matters for which reserves have been established or is required to pay amounts in excess of established reserves. The Company also records valuation allowances when management determines it is more likely than not that deferred tax assets will not be realized in the future.
Employee benefit plans. The Company maintains several pension and retirement plans, as well as provides certain postretirement health-care and life insurance benefits for current and retired employees. The Company makes certain assumptions that affect the underlying estimates related to pension and other postretirement costs. Significant changes in interest rates, the market value of securities and projected health-care costs would require the Company to revise key assumptions and could result in a higher or lower charge to earnings.
The Company used a discount rate of 6.00% to determine its 2005 pension and postretirement expense. Holding all other assumptions constant, a 0.5% increase in the discount rate would have decreased 2005 pension and postretirement expenses by $3,105,000 and $245,000. A decrease of 0.5% in the discount rate would have increased the 2005 pension and postretirement expenses by $3,363,000 and $275,000. The discount rate is subject to change each year, consistent with changes in the yield on applicable high-quality, long-term corporate bonds. Management selects a discount rate at which pension and postretirement benefits could be effectively settled based on (i) analysis of expected benefit payments attributable to current employment service and (ii) appropriate yields related to such cash flows.
The Company used an expected long-term rate of return of 7.50% to determine its 2005 pension expense. Holding all other assumptions constant, a 0.5% change in the long-term rate of return would have changed the 2005 pension expense by $670,000. The expected long-term rate of return on pension plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan’s current asset mix, investment strategy and the historical performance of plan assets.
For postretirement benefit measurement purposes, the following annual rates of increase in the per capita cost of covered health care were assumed for 2006: 9.50% (for pre-age 65 retirees) and 10.50% (for post-age 65 retirees). The rate was assumed to decrease gradually to 4.75% by 2016 (for pre-age 65 retirees) and by 2018 (for post-age 65 retirees) and remain at that level thereafter. A one-percentage-point increase in the assumed health-care cost trend rate would have increased the aggregate service and interest cost components of the 2005 postretirement expense by $708,000. Decreasing the assumed health-care cost trend rate by one-percentage-point would have decreased the aggregate service and interest cost components of the 2005 postretirement expense by $480,000.
Equity Compensation Plans. The Company has equity compensation plans for employees and directors. Until January 2005, the Company granted only stock options. In January 2005, the Company, in addition to stock options, granted performance-based restricted stock units to executive officers of the Company and time-vesting restricted stock units to other management employees. Additionally, in the fourth quarter of 2004, the Company early adopted SFAS No. 123R that requires new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock,

TIFFANY & CO.

be measured at fair value and recognized as compensation expense over the vesting period (see Note B to Consolidated Financial Statements). The fair value of each option award is estimated using a Black-Scholes option valuation model that requires the Company to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of the option, risk-free interest rate and dividend yield. Expected volatility estimates developed by the Company are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate the expected term of the option; i.e. the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The dividend yield represents the expected dividends on the Company stock for the expected term of the option.
NEW ACCOUNTING STANDARDS
See Note B to Consolidated Financial Statements.
[Remainder of this page is intentionally left blank]

TIFFANY & CO.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
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
Foreign Currency Risk
In Japan, the Company uses yen put options to minimize the effect of a weakening yen on U.S. dollar- denominated transactions. To a lesser extent, the Company uses foreign-exchange forward contracts to protect against weakening local currencies. Gains or losses on these instruments substantially offset losses or gains on the assets, liabilities and transactions being hedged. Management neither foresees nor expects significant changes in foreign currency exposure in the near future.
The fair value of yen put options is sensitive to changes in yen exchange rates. If the market yen exchange rate at the time of an option’s expiration is stronger than the contracted exchange rate, the Company allows the option to expire, limiting its loss to the cost of the option contract. The cost of outstanding option contracts at January 31, 2006 and 2005 was $2,828,000 and $2,791,000. At January 31, 2006 and 2005, the fair value of outstanding yen put options was $7,083,000 and $915,000. The fair value of the options was determined using quoted market prices for these instruments. At January 31, 2006 and 2005, a 10% appreciation in yen exchange rates from the prevailing market rates would have resulted in a fair value of $1,083,000 and $79,000. At January 31, 2006 and 2005, a 10% depreciation in yen exchange rates from the prevailing market rates would have resulted in a fair value of $15,644,000 and $5,742,000.
At January 31, 2006 and 2005, the Company had $7,481,000 and $6,854,000 of outstanding forward foreign-exchange contracts, which subsequently matured in February 2006 and February 2005. Due to the short-term nature of the Company’s forward foreign-exchange contracts, the book value of the underlying assets and liabilities approximates fair value.
Interest Rate Risk
The Company uses interest-rate swap contracts related to certain debt arrangements to manage its net exposure to interest rate changes. The interest-rate swap contracts effectively convert fixed-rate obligations to floating-rate instruments. Additionally, since the fair value of the Company’s fixed-rate long-term debt is sensitive to interest rate changes, the interest-rate swap contracts serve as a hedge to changes in the fair value of these debt instruments. A 100 basis point increase in interest rates at January 31, 2006 and 2005 would have decreased the market value of the Company’s fixed-rate long-term debt, including the effect of the interest-rate swap, by $11,484,000 and $15,459,000. A 100 basis point decrease in interest rates at January 31, 2006 and 2005 would have increased the market value of the Company’s fixed-rate long-term debt, including the effect of the interest-rate swap, by $11,868,000 and $13,963,000.
Management does not expect significant changes in exposure to interest rate fluctuations, nor in market risk-management practices.

TIFFANY & CO.

Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Tiffany & Co.
We have completed our integrated audits of Tiffany & Co.’s fiscal year 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of January 31, 2006, and an audit of its fiscal year 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders’ equity and comprehensive earnings, and of cash flows present fairly, in all material respects, the financial position of Tiffany & Co. and its subsidiaries (the “Company”) at January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note B to the consolidated financial statements, effective February 1, 2004, the Company adopted SFAS No. 123R, “Share-Based Payment.”
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the Report of Management appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all

TIFFANY & CO.

material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 30, 2006

TIFFANY & CO.

CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share amounts)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$393,609	$187,681
Short-term investments	–	139,200
Accounts receivable, less allowances of $8,002 and $7,491	142,294	133,545
Inventories, net	1,060,164	1,057,245
Deferred income taxes	69,576	64,790
Prepaid expenses and other current assets	33,200	25,428

Total current assets	1,698,843	1,607,889

Property, plant and equipment, net	866,004	917,853
Deferred income taxes	29,828	–
Other assets, net	182,597	140,376

	$2,777,272	$2,666,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$38,942	$42,957
Current portion of long-term debt	6,186	–
Accounts payable and accrued liabilities	202,646	186,013
Income taxes payable	60,364	118,536
Merchandise and other customer credits	56,472	52,315

Total current liabilities	364,610	399,821

Long-term debt	426,548	397,606
Postretirement/employment benefit obligations	41,982	40,220
Deferred income taxes	–	33,175
Other long-term liabilities	113,219	94,136

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	–	–
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 142,509 and 144,548	1,425	1,445
Additional paid-in capital	488,960	426,308
Retained earnings	1,331,321	1,246,331
Accumulated other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	5,281	29,045
Deferred hedging gain (loss)	3,247	(2,118)
Unrealized gain on marketable securities	679	149

Total stockholders’ equity	1,830,913	1,701,160

	$2,777,272	$2,666,118

See Notes to Consolidated Financial Statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended January 31,
(in thousands, except per share amounts)	2006	2005	2004

Net sales	$2,395,153	$2,204,831	$2,000,045

Cost of sales	1,052,813	974,258	842,663

Gross profit	1,342,340	1,230,573	1,157,382

Selling, general and administrative expenses	959,635	936,044	801,863

Earnings from operations	382,705	294,529	355,519

Interest expense and financing costs	23,062	22,003	14,906

Other income, net	(8,331)	(6,025)	(2,072)

Gain on sale of equity investment	–	193,597	–

Earnings before income taxes	367,974	472,148	342,685

Provision for income taxes	113,319	167,849	127,168

Net earnings	$254,655	$304,299	$215,517

Net earnings per share:

Basic	$1.78	$2.08	$1.48

Diluted	$1.75	$2.05	$1.45

Weighted-average number of common shares:

Basic	142,976	145,995	145,730
Diluted	145,578	148,093	148,472
See Notes to Consolidated Financial Statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS

			Accumulated
	Total		Other	Common Stock		Additional
	Stockholders’	Retained	Comprehensive			Paid-In
(in thousands)	Equity	Earnings	(Loss) Gain	Shares	Amount	Capital

Balances, January 31, 2003	$1,208,049	$874,694	$(19,492)	144,865	$1,449	$351,398
Exercise of stock options	22,587	–	–	1,984	19	22,568
Tax benefit from exercise of stock options	19,517	–	–	–	–	19,517
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	2,000	–	–	86	1	1,999
Purchase and retirement of Common Stock	(4,610)	(4,308)	–	(200)	(2)	(300)
Cash dividends on Common Stock	(27,700)	(27,700)	–	–	–	–
Deferred hedging loss, net of tax	(224)	–	(224)	–	–	–
Foreign currency translation adjustments, net of tax	30,417	–	30,417	–	–	–
Minimum pension liability adjustment, net of tax	2,647	–	2,647	–	–	–
Net earnings	215,517	215,517	–	–	–	–

Balances, January 31, 2004	1,468,200	1,058,203	13,348	146,735	1,467	395,182
Exercise of stock options	6,691	–	–	482	4	6,687
Tax benefit from exercise of stock options	3,818	–	–	–	–	3,818
Share-based compensation expense	22,100	–	–	–	–	22,100
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	2,625	–	–	66	1	2,624
Purchase and retirement of Common Stock	(86,732)	(82,602)	–	(2,735)	(27)	(4,103)
Cash dividends on Common Stock	(33,569)	(33,569)	–	–	–	–
Deferred hedging gain, net of tax	390	–	390	–	–	–
Unrealized gain on marketable securities	149	–	149	–	–	–
Foreign currency translation adjustments, net of tax	13,189	–	13,189	–	–	–
Net earnings	304,299	304,299	–	–	–	–

Balances, January 31, 2005	1,701,160	1,246,331	27,076	144,548	1,445	426,308
Exercise of stock options and vesting of restricted stock units	24,545	–	–	1,653	17	24,528
Tax benefit from exercise of stock options and vesting of restricted stock units	13,791	–	–	–	–	13,791
Share-based compensation expense	25,950	–	–	–	–	25,950
Issuance of Common Stock under the Employee
Profit Sharing and Retirement Savings Plan	4,400	–	–	143	1	4,399
Purchase and retirement of Common Stock	(132,816)	(126,762)	–	(3,835)	(38)	(6,016)
Cash dividends on Common Stock	(42,903)	(42,903)	–	–	–	–
Deferred hedging gain, net of tax	5,365	–	5,365	–	–	–
Unrealized gain on marketable securities	530	–	530	–	–	–
Foreign currency translation adjustments, net of tax	(23,764)	–	(23,764)	–	–	–
Net earnings	254,655	254,655	–	–	–	–

Balances, January 31, 2006	$1,830,913	$1,331,321	$9,207	142,509	$1,425	$488,960

	Years Ended January 31,
Comprehensive earnings are as follows:	2006	2005	2004

Net earnings	$254,655	$304,299	$215,517
Deferred hedging gain (loss), net of tax expense (benefit) of $2,253, $210 and ($121)	5,365	390	(224)
Foreign currency translation adjustments, net of tax (benefit) expense of ($13,222), $5,917 and $10,350	(23,764)	13,189	30,417
Unrealized gain on marketable securities, net of tax expense of $269, $93 and $0	530	149	–
Minimum pension liability adjustment, net of tax expense of $0, $0 and $1,863	–	–	2,647

	$236,786	$318,027	$248,357
See Notes to Consolidated Financial Statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in thousands)	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$254,655	$304,299	$215,517
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	109,449	106,832	89,307
Gain on sale of equity investment	–	(193,597)	–
Excess tax benefits from share-based payment arrangements	(8,636)	(2,000)	–
Provision for inventories	10,179	2,433	6,533
Deferred income taxes	(58,441)	(15,060)	18,497
Loss on disposal of assets	4,925	1,353	175
Provision for postretirement/employment benefits	1,761	3,474	3,630
Share-based compensation expense	25,622	22,100	–
Impairment charges	–	12,193	–

Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(17,558)	4,960	(12,046)
Inventories	(43,628)	(175,392)	(109,183)
Prepaid expenses and other current assets	1,246	(1,003)	(466)
Other assets, net	(21,371)	(17,607)	10,725
Accounts payable and accrued liabilities	23,929	(23,275)	39,102
Income taxes payable	(43,109)	75,810	21,798
Merchandise and other customer credits	4,201	6,687	2,617
Other long-term liabilities	19,467	18,646	(2,364)

Net cash provided by operating activities	262,691	130,853	283,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment	–	267,238	–
Purchases of marketable securities and short-term investments	(100,234)	(383,989)	(27,450)
Proceeds from sales of marketable securities and short-term investments	248,228	237,519	–
Capital expenditures	(157,036)	(142,321)	(272,900)
Proceeds from sale-leaseback of assets	75,000	–	–
Notes receivable funded	(25,363)	–	–
Acquisitions, net of cash acquired	(6,845)	(4,500)	–
Other	(1,807)	(4,212)	3,214

Net cash provided by (used in) investing activities	31,943	(30,265)	(297,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	61,914	–	135,105
Repayment of current portion of long-term debt	–	(51,530)	(4,000)
Repayment of short-term borrowings, net	(3,795)	(797)	(15,225)
Repurchase of Common Stock	(132,816)	(86,732)	(4,610)
Proceeds from exercise of stock options	24,545	6,691	22,587
Excess tax benefits from share-based payment arrangements	8,636	2,000	–
Cash dividends on Common Stock	(42,903)	(33,569)	(27,700)
Fees and expenses related to new borrowings	(732)	–	–

Net cash (used in) provided by financing activities	(85,151)	(163,937)	106,157

Effect of exchange rate changes on cash and cash equivalents	(3,555)	2,365	(395)

Net increase (decrease) in cash and cash equivalents	205,928	(60,984)	92,468
Cash and cash equivalents at beginning of year	187,681	248,665	156,197

Cash and cash equivalents at end of year	$393,609	$187,681	$248,665

See Notes to Consolidated Financial Statements.

TIFFANY & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.  NATURE OF BUSINESS
Tiffany & Co. is a holding company that operates through its subsidiary companies (the “Company”). The Company’s principal subsidiary, Tiffany and Company, is a jeweler and specialty retailer whose principal merchandise offerings are an extensive selection of fine jewelry. It also sells timepieces, sterling silverware, china, crystal, stationery, fragrances and accessories. Through Tiffany and Company and other subsidiaries, the Company is engaged in product design, manufacturing and retailing activities.
The Company’s channels of distribution are as follows:
•	U.S. Retail includes sales in TIFFANY & CO. stores in the U.S. and, to a lesser extent, sales of TIFFANY & CO. products through business-to-business sales personnel in the U.S.;

•	International Retail includes sales in TIFFANY & CO. stores and department store boutiques outside the U.S., as well as, to a lesser extent, business-to-business, Internet and wholesale sales of TIFFANY & CO. products outside the U.S.;

•	Direct Marketing includes Internet and catalog sales of TIFFANY & CO. products in the U.S.; and

•	Other includes worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. (“specialty retail”), as well as wholesale sales of diamonds not suitable for production by the Company’s diamond sourcing and manufacturing operations.
B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
The Company’s fiscal year ends on January 31 of the following calendar year. All references to years relate to fiscal years rather than calendar years.
Basis of Reporting
The consolidated financial statements include the accounts of the Company and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, by majority exposure to expected losses, residual returns or both. Intercompany accounts, transactions and profits have been eliminated in consolidation. The equity method of accounting is used for investments in which the Company has significant influence, but not a controlling interest. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America; these principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates include valuation of inventories, provisions for income taxes, the recoverability of long-lived assets and goodwill and obligations related to employee benefit plans. Actual results could differ from these estimates. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements relative to current conditions and records the effect of any necessary adjustments.
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents include highly liquid investments with an original maturity of three months or less and

TIFFANY & CO.

consist of time deposits and money market fund investments with a number of U.S. and non-U.S. financial institutions with high credit ratings. The Company’s policy restricts the amounts invested in any one institution.
Short-Term Investments
Short-term investments represent the Company’s investment in auction rate securities.
Receivables and Finance Charges
The Company’s U.S. and international presence and its large, diversified customer base serve to limit overall credit risk. The Company maintains reserves for potential credit losses and, historically, such losses, in the aggregate, have not exceeded expectations.
Finance charges on retail revolving charge accounts are not significant and are accounted for as a reduction of selling, general and administrative expenses.
Inventories
Inventories are valued at the lower of cost or market. U.S. and foreign branch inventories, excluding Japan, are valued using the last-in, first-out (LIFO) method. Inventories held by foreign subsidiaries and Japan are valued using the average cost method.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Machinery and Equipment	5-15 years
Office Equipment	3-10 years
Furniture and Fixtures	3-10 years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings while expenditures for major renewals and improvements are capitalized. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.
The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company’s capitalized interest costs were $61,000 in 2005, $40,000 in 2004 and $2,335,000 in 2003.
Intangible Assets
Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives which range from 15-20 years. Intangible assets are reviewed for impairment in accordance with the Company’s policy for impairment of long-lived assets (see Note E). Intangible assets amounted

TIFFANY & CO.

to $18,780,000 and $14,165,000, net of accumulated amortization of $4,651,000 and $3,766,000 at January 31, 2006 and 2005, and consist primarily of trademarks and product rights. Amortization of intangible assets for the years ended January 31, 2006, 2005 and 2004 was $885,000, $886,000 and $840,000. Amortization expense in each of the next five years is estimated to be $1,245,000.
Goodwill
Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill is evaluated for impairment annually in the fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. This evaluation, based on discounted cash flows, requires management to estimate future cash flows, growth rates and economic and market conditions. If the evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period (see Note E). At January 31, 2006 and 2005, unamortized goodwill was included in other assets, net and consisted of the following by segment:

	Balance at			Balance at
	January 31,	Goodwill		January 31,
(in thousands)	2005	Acquired	Reductions	2006

U.S. Retail	$10,312	$–	$–	$10,312
International Retail	831	–	–	831
Other	8,803	2,112	(1,910)	9,005

	$19,946	$2,112	$(1,910)	$20,148

Reductions represent a change in the tax basis of assets previously acquired.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets other than goodwill for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with the estimated future undiscounted cash flows. If the comparisons indicate that the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period (see Note E).
Hedging Instruments
The Company uses a limited number of derivative financial instruments to mitigate its foreign currency and interest rate exposures. Derivative instruments are recorded on the consolidated balance sheet at their fair value, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions, changes in fair value of the derivative and changes in the fair value of the item being hedged are recorded in current earnings. For cash-flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive earnings and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative of a cash-flow hedge are recognized in current earnings. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items. The Company also documents its risk-management objectives, strategies

TIFFANY & CO.

for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not use derivative financial instruments for trading or speculative purposes.
Marketable Securities
The Company’s marketable securities, recorded within other assets, net on the consolidated balance sheet, are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses are recorded in other income, net. The marketable securities are held for an indefinite period of time, but might be sold in the future as changes in market conditions or economic factors occur. The fair value of the marketable securities is determined based on prevailing market prices. The Company recorded $1,041,000 and $263,000 of gross unrealized gains and $0 and $21,000 of gross unrealized losses within other comprehensive income as of January 31, 2006 and 2005.
Merchandise and Other Customer Credits
Merchandise and other customer credits represent outstanding credits issued to customers for returned merchandise. It also includes outstanding gift coins and gift certificates or cards (collectively “gift cards”) sold to customers. All such outstanding items may be tendered for future merchandise purchases. A merchandise credit liability is established when a merchandise credit is issued to a customer for a returned item and the original sale is reversed. A gift card liability is established when the gift card is sold. The liabilities are relieved and revenue is recognized when merchandise is purchased and delivered to the customer and the merchandise credit or gift card is used as a form of payment.
If merchandise credits or gift cards are not redeemed over an extended period of time (approximately three-five years), the value of the merchandise credits or gift cards is remitted to the applicable state jurisdiction in accordance with unclaimed property laws.
Revenue Recognition
Sales are recognized at the “point of sale,” which occurs when merchandise is taken in an “over-the-counter” transaction or upon receipt by a customer in a shipped transaction. Sales are reported net of returns. Shipping and handling fees billed to customers are included in net sales. The Company maintains a reserve for potential product returns and it records, as a reduction to sales and cost of sales, its provision for estimated product returns, which is determined based on historical experience. In 2005, 2004 and 2003, the largest portion of the Company’s sales was denominated in U.S. dollars.
Cost of Sales
Cost of sales includes costs related to merchandise, inbound freight, purchasing and receiving, inspection, warehousing, internal transfers and other costs associated with distribution. Cost of sales also includes royalty fees paid to outside designers and customer shipping and handling charges.

TIFFANY & CO.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses include costs associated with the selling and promotion of products as well as administrative expenses. The types of expenses associated with these functions are store payroll and benefits, rent and other store operating expenses, advertising and other corporate level administrative expenses.
Advertising Costs
Media and production costs for print advertising are expensed as incurred, while catalog costs are expensed upon mailing. Advertising costs, which include media, production, catalogs, promotional events and other related costs totaled $137,533,000, $134,963,000 and $122,382,000 in 2005, 2004 and 2003.
Preopening Costs
Costs associated with the opening of new retail stores are expensed in the period incurred.
Stock-Based Compensation
In 2004, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be measured at fair value and recognized as compensation expense over the vesting period. The Company adopted SFAS No. 123R, retroactive to February 1, 2004, using the modified retrospective method of transition. This method allows for restatement of interim financial statements in the year of adoption based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation.” The adoption of SFAS No. 123R in 2004 resulted in a reduction in earnings from operations of $22,100,000, a reduction in net earnings of $13,448,000, a reduction in basic and diluted earnings per share of $0.09, a reduction of $2,000,000 in cash flows from operating activities and an increase of $2,000,000 in cash flows from financing activities.
Prior to 2004, employee stock options were accounted for under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Compensation costs were not recorded in net earnings for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined and recorded based on the fair-value recognition provisions of SFAS No. 123, net earnings and earnings per share would have been reduced to pro forma amounts as follows:

TIFFANY & CO.

(in thousands, except per share amounts)	Year Ended January 31, 2004

Net earnings, as reported	$215,517
Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(13,236)

Pro forma net earnings	$202,281

Earnings per basic share:
As reported	$1.48
Pro forma	$1.39
Earnings per diluted share:
As reported	$1.45
Pro forma	$1.36
Merchandise Design Activities
Merchandise design activities consist of conceptual formulation and design of possible products and creation of pre-production prototypes and molds. Costs associated with these activities are expensed as incurred.
Foreign Currency
The functional currency of most of the Company’s foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of other comprehensive earnings within stockholders’ equity. The Company recorded net gains resulting from foreign currency transactions of $2,240,000, $278,000 and $768,000 in 2005, 2004 and 2003 within other income, net.
Income Taxes
Income taxes are accounted for by using the asset and liability method in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The Company, its domestic subsidiaries and the foreign branches of its domestic subsidiaries file a consolidated Federal income tax return.
Earnings Per Share
Basic earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of the assumed exercise of stock options and restricted stock units.

TIFFANY & CO.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share (“EPS”) computations:

	Years Ended January 31,
(in thousands)	2006	2005	2004

Net earnings for basic and diluted EPS	$254,655	$304,299	$215,517

Weighted-average shares for basic EPS	142,976	145,995	145,730
Incremental shares based upon the assumed exercise of stock options and restricted stock units	2,602	2,098	2,742

Weighted-average shares for diluted EPS	145,578	148,093	148,472

For the years ended January 31, 2006, 2005 and 2004, there were 4,586,000, 5,463,000 and 1,791,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.
New Accounting Standards
In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” which requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. Management has evaluated the provisions of FSP No. FAS 13-1 and determined that the effect of its adoption will not have an impact on the Company’s financial position, earnings or cash flows.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management has evaluated the provisions of SFAS No. 151 and determined that the effect of its adoption will not have an impact on the Company’s financial position, earnings or cash flows.
C.  ACQUISITIONS AND DISPOSITION
In October 2005, the Company acquired a Vietnamese corporation that specializes in polishing small carat weight diamonds. The price payable by the Company for the entire equity interest in this corporation is $2,000,000, of which $1,200,000 was paid in 2005; the balance will be paid when certain post-acquisition requirements are satisfied but no later than a fixed due date. This acquisition was not significant to the Company’s financial position, earnings or cash flows.
In August 2005, the Company sold a glassware manufacturing operation. The Company recorded a loss of $2,115,000 in SG&A expenses associated with the sale of the operation.
The Company has made a $10,000,000 investment ($4,500,000 in 2004 and $5,500,000 in 2005) in a joint venture that owns and operates a diamond polishing facility in South Africa. The Company’s interest in, and control over, this venture are such that its results are consolidated with those of the

TIFFANY & CO.

Company and its subsidiaries. The Company expects, through its investment, to gain access to additional supplies of diamonds that meet its quality standards.
D.  INVESTMENTS
In July 1999, the Company made a strategic investment in Aber Diamond Corporation (“Aber”), a publicly-traded company headquartered in Canada, by purchasing, through a subscription agreement, eight million unregistered shares of its common stock, which represented 14.7% (at the purchase date) of Aber’s outstanding shares, at a cost of $70,636,000. In addition, the Company entered into a diamond purchase agreement whereby the Company has the obligation to purchase a minimum of $50,000,000 of diamonds, subject to availability and the Company’s quality standards, per year for 10 years beginning in 2004. Aber holds a 40% interest in the Diavik Diamond Mine in Canada’s Northwest Territories. Production commenced in 2003. This investment was included in other assets, net and was allocated, at the time of investment, between the Company’s interest in the net book value of Aber and the intangible mineral rights obtained. The amount allocated to the Company’s interest in Aber was accounted for under the equity method based on the Company’s significant influence, including representation on Aber’s Board of Directors.
The Company’s equity share of Aber’s results from operations amounted to gains of $3,080,000 in 2004 and $244,000 in 2003. The mineral rights were depleted based on the projected units of production method and amounted to $2,899,000 and $938,000 in 2004 and 2003.
In December 2004, the Company sold its entire investment in Aber through a private offering. To gain Aber’s consent to the sale, the Company paid a fee and ceded its right to representation on Aber’s Board of Directors. Aber, in turn, paid the Company the present value of the right to purchase diamonds at a discount under the diamond purchase agreement. Inclusive of the payments described above, the Company received proceeds of $278,081,000, net of investment banking and legal fees, related to the sale of its equity investment in Aber. A pre-tax gain of $193,597,000 was recognized on the sale of the stock, and $10,843,000 was deferred related to the present value of the discount under the purchase agreement. As the deferred amount represents the present value of the discount, interest will be recorded on the deferred amount, and the undiscounted amount will be recognized as a reduction of inventory costs. The Company continues to maintain its commercial relationship with Aber through the diamond purchase agreement.
In December 2002, the Company made a $4,000,000 investment in a privately-held company that designs and sells jewelry. In 2004 and 2003, the Company made additional investments of $2,500,000 and $4,500,000. In October 2005, the Company sold its equity interest and recorded a loss of $2,201,000 in SG&A expenses. The Company consolidated those results in its financial statements based on the percentage of ownership and effective control over the direction of the operations of the business.
E.  ASSET IMPAIRMENTS AND EXIT COSTS
In accordance with its policy on impairment of goodwill, intangibles and long-lived assets, in 2004 the Company identified impairment losses in one of its international retail markets (included in the International Retail reportable segment) and in one of its specialty retail businesses (included in a non-reportable segment – Other) as a result of store performance and cash flow projections. The Company recorded total charges of $12,193,000 in SG&A expenses related to the impairments as follows:

TIFFANY & CO.

(in thousands)	International Retail	Other

Property, plant and equipment	$5,572	$2,338
Intangibles	–	2,320
Goodwill	–	1,963

	$5,572	$6,621

The impairment losses were calculated as the difference between the asset carrying values and their fair values which were determined based on the present value of estimated net cash flows.
In January 2005, management made a decision to no longer pursue a specialty retail concept that had been under development. As a result of this decision, the Company recorded a pre-tax charge of $2,932,000 in SG&A expenses consisting primarily of purchase commitments and severance costs.
F.  SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:

	Years Ended January 31,
(in thousands)	2006	2005	2004

Interest, net of interest capitalization	$18,736	$19,476	$12,151

Income taxes	$210,477	$101,178	$85,526

Details of businesses acquired in purchase transactions:

	Years Ended January 31,
(in thousands)	2006	2005	2004

Fair value of assets acquired	$2,306	$4,876	$–
Liabilities assumed	(958)	(376)	–

Cash paid for acquisition	1,348	4,500	–
Cash acquired	(3)	–	–
Additional consideration on prior- year acquisitions	5,500	–	–

Net cash paid for acquisition	$6,845	$4,500	$–

Supplemental noncash investing and financing activities:

	Years Ended January 31,
(in thousands)	2006	2005	2004

Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	$4,400	$2,625	$2,000

TIFFANY & CO.

G.  INVENTORIES

	January 31,
(in thousands)	2006	2005

Finished goods	$764,041	$767,373
Raw materials	244,400	235,884
Work-in-process	51,723	53,988

	$1,060,164	$1,057,245

LIFO-based inventories at January 31, 2006 and 2005 represented 69% and 66% of inventories, net, with the current cost exceeding the LIFO inventory value by $75,624,000 and $64,058,000.
H.  PROPERTY, PLANT AND EQUIPMENT

	January 31,
(in thousands)	2006	2005

Land	$203,366	$238,326
Buildings	141,110	188,765
Leasehold improvements	489,998	454,449
Office equipment	247,751	217,230
Furniture and fixtures	128,356	118,350
Machinery and equipment	121,942	107,896
Construction-in-progress	21,422	27,192

	1,353,945	1,352,208
Accumulated depreciation and amortization	(487,941)	(434,355)

	$866,004	$917,853

The provision for depreciation and amortization for the years ended January 31, 2006, 2005 and 2004 was $112,462,000, $109,657,000 and $91,608,000. In each of those years, the Company accelerated the depreciation of certain leasehold improvements and equipment as a result of the shortening of useful lives related to renovations and/or expansions of retail stores and office facilities. The amount of accelerated depreciation recognized was $3,900,000, $5,274,000 and $4,361,000 for the years ended January 31, 2006, 2005 and 2004.
I.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	January 31,
(in thousands)	2006	2005

Accounts payable-trade	$71,279	$74,471
Accrued compensation and commissions	46,320	31,097
Accrued sales, withholding and other taxes	40,881	40,629
Other	44,166	39,816

	$202,646	$186,013

TIFFANY & CO.

J.  DEBT

	January 31,
(in thousands)	2006	2005

Short-term borrowings:
Credit Facility	$38,818	$33,357
Little Switzerland	–	9,600
Other	124	–

	$38,942	$42,957

Long-term debt:
Senior Notes:
6.90% Series A	$60,000	$60,000
7.05% Series B	40,000	40,000
6.15% Series C	40,000	41,230
6.56% Series D	60,813	62,976
4.50% yen loan	42,515	48,350
First Series Yen Bonds	127,546	145,050
Hong Kong Term Loan	38,672	–
Singapore Term Loan	8,043	–
Switzerland Term Loan	15,145	–

	432,734	397,606
Less current portion of long-term debt	6,186	–

	$426,548	$397,606

Credit Facility
In July 2005, the Company entered into a new $300,000,000 revolving credit facility (“Credit Facility”) with an option to increase such commitments up to $500,000,000. The Credit Facility replaced the Company’s previously existing $250,000,000 credit facility and the $10,000,000 Little Switzerland unsecured revolving credit facility. Borrowings may be made from eight participating banks and are at interest rates based upon local currency borrowing rates plus a margin that fluctuates with the Company’s fixed charge coverage ratio. The Credit Facility, which expires in July 2010, requires the payment of an annual fee based on the total commitment and contains covenants that require maintenance of certain debt/equity and interest-coverage ratios, in addition to other requirements customary to loan facilities of this nature. The weighted-average interest rate for the credit facilities was 3.59% and 3.58% at January 31, 2006 and 2005.
Little Switzerland
In May 2003, Little Switzerland entered into an unsecured revolving credit facility (“LS Credit Facility”) which allowed it to borrow up to $10,000,000 at an interest rate of 0.80% above LIBOR or a LIBOR Market Index. This facility was replaced by the Credit Facility. The interest rate for the LS Credit Facility at January 31, 2005 was 3.32%.

TIFFANY & CO.

6.90% Series A Senior Notes and 7.05% Series B Senior Notes
In December 1998, the Company, in private transactions with various institutional lenders, issued, at par, $60,000,000 principal amount 6.90% Series A Senior Notes Due 2008 and $40,000,000 principal amount 7.05% Series B Senior Notes Due 2010. The proceeds of these issuances were used by the Company for working capital and to refinance a portion of outstanding short-term indebtedness. The Note Purchase Agreements require lump sum repayments upon maturities, maintenance of specific financial covenants and ratios and limit certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.
6.15% Series C Senior Notes and 6.56% Series D Senior Notes
In July 2002, the Company, in a private transaction with various institutional lenders, issued, at par, $40,000,000 of 6.15% Series C Senior Notes Due 2009 and $60,000,000 of 6.56% Series D Senior Notes Due 2012 with lump sum repayments upon maturities. The proceeds of these issuances were used by the Company for general corporate purposes, including working capital and to redeem previously issued Senior Notes which came due in January 2003. The Note Purchase Agreements require maintenance of specific financial covenants and ratios and limit certain changes to indebtedness and the general nature of the business, in addition to other requirements customary to such borrowings. Concurrently with the issuance of such debt, the Company entered into an interest-rate swap agreement to hedge the change in fair value of its fixed-rate obligation. Under the swap agreement, the Company pays variable-rate interest and receives fixed interest-rate payments periodically over the life of the instrument. The Company accounts for the interest-rate swap agreement as a fair-value hedge of the debt (see Note K), requiring the debt to be valued at fair value. For the years ended January 31, 2006, 2005 and 2004, the interest-rate swap agreement had the effect of decreasing interest expense by $751,000, $2,664,000 and $3,965,000.
4.50% Yen Loan
The Company has a yen 5,000,000,000 ($42,515,000 at January 31, 2006), 15-year term loan due 2011, bearing interest at a rate of 4.50%.
First Series Yen Bonds
In September 2003, the Company issued yen 15,000,000,000 ($127,546,000 at January 31, 2006) of senior unsecured First Series Yen Bonds (“Bonds”) due in 2010 with principal due upon maturity and a fixed coupon rate of 2.02% payable in semi-annual installments. The Bonds were sold in a private transaction to qualified institutional investors in Japan. The proceeds from the issuance were primarily used by the Company to finance the purchase of the land and building housing its Tokyo Flagship store.
Term Loans
In January 2006, the Company borrowed HKD 300,000,000 ($38,672,000 at January 31, 2006) (“Hong Kong Term Loan”), SGD 13,100,000 ($8,043,000 at January 31, 2006) (“Singapore Term Loan”) and CHF 19,500,000 ($15,145,000 at January 31, 2006) (“Switzerland Term Loan”) due in 2011. These funds were used to partially finance the repatriation of dividends related to the American Jobs Creation Act of 2004 (see Note Q). Principal payments of 10% of the original principal amount are due each year, with the balance due upon maturity. The covenants of the term loans are similar to the Credit Facility. Interest rates are based upon local currency borrowing rates plus a margin that fluctuates with the Company’s fixed charge coverage ratio. The interest rates for the Hong Kong Term Loan, the Singapore Term Loan and the Switzerland Term Loan were 4.28%, 3.65% and 1.28%, respectively, at January 31, 2006.

TIFFANY & CO.

Other Lines of Credit
The Company had other lines of credit totaling $7,341,000, of which $124,000 was outstanding at January 31, 2006.
The Company had letters of credit and financial guarantees of $20,567,000 at January 31, 2006.
Debt Covenants
As of January 31, 2006, the Company was in compliance with all covenants.
Debt Maturities
Aggregate maturities of debt are as follows:

Amount
Years Ending January 31,	(in thousands)

2007	$45,128
2008	6,186
2009	66,186
2010	46,186
2011	204,662
Thereafter	103,328

$471,676

K.  FINANCIAL INSTRUMENTS
Hedging Instruments
In the normal course of business, the Company uses financial hedging instruments, including derivative financial instruments, for purposes other than trading. These instruments include interest-rate swap agreements, foreign currency-purchased put options and forward foreign-exchange contracts. The Company does not use derivative financial instruments for speculative purposes.
The Company’s foreign subsidiaries and branches satisfy primarily all of their inventory requirements by purchasing merchandise from the Company’s principal subsidiary which are payable in U.S. dollars. Accordingly, the foreign subsidiaries and branches have foreign currency exchange risk that may be hedged. In addition, the Company has foreign currency exchange risk related to foreign currency-denominated purchases of inventory and services from third-party vendors. To mitigate these risks, the Company manages a foreign currency hedging program intended to reduce the Company’s risk in foreign currency-denominated transactions.
To minimize the potentially negative effect of a significant strengthening of the U.S. dollar against the yen, the Company purchases yen put options (“options”) as hedges of forecasted purchases of merchandise. The Company accounts for its option contracts as cash-flow hedges. The Company assesses hedge effectiveness based on the total changes in the options’ cash flows. The effective portion of unrealized gains and losses associated with the value of the option contracts is deferred as a component of accumulated other comprehensive gain (loss) and is recognized as a component of cost of sales on the Company’s consolidated statement of earnings when the related inventory is sold. There was no ineffectiveness related to the Company’s option contracts in 2005, 2004 and 2003. The Company uses foreign-exchange forward contracts to hedge the settlement of foreign currency liabilities. At January 31,

TIFFANY & CO.

2006 and 2005, the Company had $7,481,000 and $6,854,000 of outstanding forward foreign-exchange contracts, which subsequently matured in February 2006 and February 2005.
As discussed in Note J, the Company uses an interest-rate swap agreement to effectively convert its fixed-rate Senior Notes Series C and Series D obligations to floating-rate obligations. The Company accounts for the interest-rate swaps as a fair-value hedge. The terms of each swap agreement match the terms of the underlying debt, resulting in no ineffectiveness.
Hedging activity affected accumulated other comprehensive gain (loss), net of tax, as follows:

	Years Ended January 31,
(in thousands)	2006	2005

Balance at beginning of period	$(2,118)	$(2,508)
Derivative losses transferred to earnings	1,062	1,877
Change in fair value	4,303	(1,487)

	$3,247	$(2,118)

The Company expects $3,715,000 of net derivative gains included in accumulated other comprehensive income at January 31, 2006 to be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the yen exchange rate. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months.
Fair Value
The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. The fair value of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of short-term borrowings approximates carrying value due to its variable interest-rate terms. The fair values of long-term debt were determined using the quoted market prices of debt instruments with similar terms and maturities. The fair value of the interest-rate swap agreements is based on the amounts the Company would expect to pay to terminate the agreements.
The carrying amounts and estimated fair values of financial instruments are as follows:

	January 31,
	2006		2005

	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value

Mutual funds	$26,972	$26,972	$35,757	$35,757
Auction rate securities	–	–	139,200	139,200
Short-term borrowings	38,942	38,942	42,957	42,957
Current portion of long-term debt	6,186	6,186	–	–
Long-term debt	426,548	446,043	397,606	429,073
Yen put options	7,083	7,083	915	915
Forward foreign-exchange contracts	7,481	7,481	6,854	6,854
Interest rate swap agreements	813	813	4,206	4,206

TIFFANY & CO.

L.  COMMITMENTS AND CONTINGENCIES
The Company leases certain office, distribution, retail and manufacturing facilities and equipment. Retail store leases may require the payment of minimum rentals and contingent rent based on a percentage of sales exceeding a stipulated amount. The lease agreements, which expire at various dates through 2051, are subject, in many cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices.
Rent-free periods and other incentives granted under certain leases and scheduled rent increases are charged to rent expense on a straight-line basis over the related terms of such leases. Lease expense includes pre-determined rent escalations (including escalations based on the Consumer Price Index or other indices) and is recorded on a straight-line basis over the term of the lease. Adjustments to indices are treated as contingent rent and recorded in the period that such adjustments are determined.
In September 2005, the Company entered into a sale-leaseback arrangement for its Retail Service Center, a distribution and administrative office facility. The Company received proceeds of $75,000,000 resulting in a gain of $5,300,000, which has been deferred and is being amortized over the lease term. The lease has been accounted for as an operating lease. The lease expires in 2025 and has two ten-year renewal options.
Rent expense for the Company’s operating leases, including escalations, consisted of the following:

	Years Ended January 31,
(in thousands)	2006	2005	2004

Minimum rent for retail locations	$55,220	$48,200	$41,261
Contingent rent based on sales	30,395	26,468	20,571
Office, distribution and manufacturing facilities and equipment	27,679	24,629	25,112

	$113,294	$99,297	$86,944

Aggregate minimum annual rental payments under non-cancelable operating leases are as follows:

Minimum Annual
Rental Payments
Years Ending January 31,	(in thousands)

2007	$94,526
2008	87,365
2009	78,310
2010	68,393
2011	63,075
Thereafter	332,777
At January 31, 2006, the Company’s contractual cash obligations and contingent funding commitments were: inventory purchases of $501,293,000 including the obligation under the agreement with Aber (see Note D), non-inventory purchases of $6,677,000, construction-in-progress of $23,910,000 and other contractual obligations of $9,609,000.
In November 2004, the Company entered into an agreement with Tahera Diamond Corporation (“Tahera”), a Canadian diamond mining and exploration company, to purchase or market all of the diamonds to be mined at the Jericho mine, which has been developed and constructed by Tahera

TIFFANY & CO.

in Nunavut, Canada (the “Project”). In consideration of that agreement, the Company provided a credit facility to Tahera which allows Tahera to draw up to CDN$35,000,000 (U.S.$30,536,000 at January 31, 2006) to finance the development and construction of the Project. At January 31, 2006, CDN$29,718,000 (U.S.$25,927,000 at January 31, 2006) was outstanding under this credit facility. Principal and interest payments are due periodically throughout the term of the facility which matures in December 2013. The Company will begin purchasing diamonds from Tahera in 2006.
In August 2001, the Company signed new agreements with Mitsukoshi whereby TIFFANY & CO. boutiques will continue to be operated within Mitsukoshi’s stores in Japan until at least January 31, 2007. The new agreements largely continue the principles on which Mitsukoshi and the Company have been cooperating since 1993, when the relationship was last renegotiated. The main agreement, which will expire on January 31, 2007, covers the continued operation of TIFFANY & CO. boutiques. A separate set of agreements covers the operation of a freestanding TIFFANY & CO. store on Tokyo’s Ginza. The Company also operates boutiques in other Japanese department stores. The Company pays the department stores a percentage fee based on sales generated in these locations. Fees paid to Mitsukoshi and other Japanese department stores totaled $72,231,000, $77,850,000 and $81,383,000 in 2005, 2004 and 2003 and are included in SG&A expenses. Sales transacted at these retail locations are recognized at the “point of sale.”
The Company is, from time to time, involved in routine litigation incidental to the conduct of its business, including proceedings to protect its trademark rights, litigation instituted by persons injured upon premises under the Company’s control, litigation with present and former employees and litigation claiming infringement of the copyrights and patents of others. Management believes that such pending litigation will not have a significant effect on the Company’s financial position, earnings or cash flows.
M.  RELATED PARTIES
The Company’s Chairman of the Board and Chief Executive Officer is a member of the Board of Directors of The Bank of New York, which serves as the Company’s lead bank for its Credit Facility, provides other general banking services and serves as the trustee and an investment manager for the Company’s pension plan. In addition, the Company’s President is a member of the Board of Directors of The Bank of New York Hamilton Funds, Inc. Fees paid to the bank for services rendered, interest on debt and premiums on derivative contracts amounted to $2,304,000, $2,213,000 and $1,582,000 in 2005, 2004 and 2003.
The Company’s Executive Vice President and Chief Financial Officer is a member of the Board of Directors of The Dun & Bradstreet Corporation. Fees paid to that company for credit information reports were less than $100,000 in each of 2005, 2004 and 2003.
A member of the Company’s Board of Directors was an officer of IBM Corporation until January 2006. Fees paid to that company for information technology equipment and services rendered amounted to $14,794,000, $10,645,000 and $11,837,000 in 2005, 2004 and 2003.

TIFFANY & CO.

N.  STOCKHOLDERS’ EQUITY
Stock Repurchase Program
In March 2005, the Company’s Board of Directors approved a stock repurchase program (“2005 Program”) that authorized the repurchase of up to $400,000,000 of the Company’s Common Stock through March 2007 by means of open market or private transactions. The 2005 Program replaced and terminated an earlier program. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions. The Company’s share repurchase activity was as follows:

	Years Ended January 31,
(in thousands, except per share amounts)	2006	2005	2004

Cost of repurchases	$132,816	$86,732	$4,610
Shares repurchased and retired	3,835	2,735	200
Average cost per share	$34.63	$31.71	$23.05
At January 31, 2006, there remained $276,166,000 of authorization for future repurchases under the 2005 Program.
Stockholder Rights Plan
In January 2006, the Company’s Board of Directors amended the Company’s Stockholder Rights Plan to advance its expiration date from September 2008 to the close of business on January 19, 2006.
Cash Dividends
In May 2005, the Company’s Board of Directors declared an increase of 33% in the quarterly dividend rate from $0.06 per share to $0.08 per share. In May 2004, the Company’s Board of Directors declared an increase of 20% in the quarterly dividend rate on common shares, increasing the quarterly rate from $0.05 per share to $0.06 per share. In May 2003, the Company’s Board of Directors declared a 25% increase in the quarterly rate on common shares, increasing it from $0.04 per share to $0.05 per share. On February 16, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.08 per common share. This dividend will be paid on April 10, 2006 to stockholders of record on March 20, 2006.
O.  STOCK COMPENSATION PLANS
The Company has two stock compensation plans under which awards may continue to be made: the Employee Incentive Plan and the Directors Option Plan, both of which were approved by the stockholders. No award may be made under the employee plan after April 30, 2015 and under the directors plan after May 21, 2008.
Under the Employee Incentive Plan, the maximum number of common shares authorized for issuance was 11,000,000, as amended (subject to adjustment); awards may be made to employees of the Company or its related companies in the form of stock options, stock appreciation rights, shares of stock (or rights to receive shares of stock) and cash. Awards of shares (or rights to receive shares) reduce the above authorized amount by 1.58 shares for every share delivered pursuant to such an award. Awards made in the form of non-qualified stock options, tax-qualified incentive stock options or stock appreciation rights have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair-market value.

TIFFANY & CO.

Until January 2005, the Company granted only stock options to employees, vesting in increments of 25% per year over four years. Beginning in January 2005, the Company, in addition to stock options, granted performance stock units (“PSU”) to the executive officers of the Company and restricted stock units (“RSU”) to other management employees. PSU and RSU payouts will be in shares of Company stock at vesting. PSU’s vest at the end of a three-year period, contingent on the Company’s performance against pre-set objectives established by the Company’s Board of Directors. RSU’s vest in increments of 25% per year over a four-year period. The PSU’s and RSU’s require no payment from the employee, and compensation expense is recognized based on the market price on the grant date ratably over the vesting period. However, PSU compensation expense may be adjusted over the vesting period if interim performance objectives are not met.
Under the Directors Option Plan, the maximum number of shares of Common Stock authorized for issuance was 1,000,000 (subject to adjustment); awards may be made to non-employee directors of the Company in the form of stock options or shares of stock but may not exceed 20,000 (subject to adjustment) shares per non-employee director in any fiscal year; awards made in the form of stock options may have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair-market value unless the director has agreed to forego all or a portion of his or her annual cash retainer or other fees for service as a director in exchange for below market exercise price options. All director options granted to-date vest in increments of 50% per year over a two-year period.
The Company uses newly-issued shares to satisfy stock option exercises and vesting of PSU’s and RSU’s.
The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model and compensation expense is recognized ratably over the vesting period. The valuation model uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate the expected term of the option that represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date.

	Years Ended January 31,
	2006	2005	2004

Dividend yield	0.5%	0.6%	0.6%
Expected volatility	39.2%	37.6%	37.5%
Risk-free interest rate	4.6%	3.7%	3.3%
Expected term (years)	7	6	6

TIFFANY & CO.

A summary of the option activity for the Company’s stock option plans is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)

Outstanding at January 31, 2005	13,588,970	$27.40
Granted	388,948	38.09
Exercised	(1,542,033)	15.95
Forfeited/cancelled	(353,883)	35.30

Outstanding at January 31, 2006	12,082,002	$28.97	5.72	$114,985

Exercisable at January 31, 2006	9,452,531	$27.43	5.00	$104,608

The weighted-average grant-date fair value of options granted for the years ended January 31, 2006, 2005 and 2004 was $17.56, $12.98 and $14.89. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended January 31, 2006, 2005 and 2004 was $34,336,000, $10,569,000 and $51,953,000.
A summary of the activity for the Company’s RSU’s is presented below:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value

Non-vested at January 31, 2005	509,944	$31.68
Granted	602,472	39.10
Vested	(114,139)	31.68
Forfeited	(56,818)	31.76

Non-vested at January 31, 2006	941,459	$36.41

A summary of the activity for the Company’s PSU’s is presented below:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value

Non-vested at January 31, 2005	346,000	$31.49
Granted	293,000	37.84

Non-vested at January 31, 2006	639,000	$34.40

As of January 31, 2006, there was $74,067,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Employee Incentive Plan and Directors Option Plan. The expense is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of RSU’s vested during the year ended January 31, 2006 was $4,594,000. No RSU’s vested during the year ended January 31, 2005. No PSU’s vested during the years ended January 31, 2006 and 2005.
Total compensation cost for stock-based-compensation awards recognized in income and the related income tax benefit was $25,622,000 and $10,104,000 for the year ended January 31, 2006 and was $22,100,000 and $8,651,000 for the year ended January 31, 2005. Total compensation cost capitalized in inventory is not significant.

TIFFANY & CO.

P.  EMPLOYEE BENEFIT PLANS
Pensions and Other Postretirement Benefits
The Company maintains the following pension plans: a noncontributory defined benefit pension plan (“Qualified Plan”) covering substantially all U.S. employees and qualified in accordance with the Internal Revenue Service Code, a non-qualified unfunded retirement income plan (“Excess Plan”) covering certain employees affected by Internal Revenue Service Code compensation limits and a non-qualified unfunded Supplemental Retirement Income Plan (“SRIP”) that covers executive officers of the Company.
Qualified Plan benefits are based on the highest five years of compensation and the number of years of service. The Company funds the Qualified Plan’s trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. The Company made cash contributions of $20,000,000 to the Qualified Plan in 2005 and plans to contribute approximately $15,000,000 in 2006. However, this expectation is subject to change based on asset performance being significantly different than the assumed long-term rate of return on pension assets and pending 2006 pension legislation.
Effective February 1, 2006, the Qualified Plan was amended to exclude all employees hired on or after January 1, 2006 from the Qualified Plan. Instead, employees hired on or after January 1, 2006 will be eligible to receive a defined contribution retirement benefit under the Employee Profit Sharing and Retirement Savings Plan (see below). Employees hired before January 1, 2006 will continue to be eligible for and accrue benefits under the Qualified Plan.
On January 1, 2004, the Company established the Excess Plan which uses the same retirement benefit formula set forth in the Qualified Plan, but includes earnings that are excluded under the Qualified Plan due to Internal Revenue Service Code qualified pension plan limitations. Benefits payable under the Qualified Plan offset benefits payable under the Excess Plan. Employees vested under the Qualified Plan are vested under the Excess Plan; however, benefits under the Excess Plan are subject to forfeiture if employment is terminated for cause and, for those who leave the Company prior to age 65, for failure to execute and adhere to non-competition and confidentiality covenants.
The SRIP is a supplement to the Qualified Plan, Excess Plan and Social Security by providing additional payments upon a participant’s retirement. Benefits payable under the Qualified Plan, Excess Plan and Social Security offset benefits payable under the SRIP. Benefits payable under the SRIP do not vest until a participant both (i) attains at least age 60 while employed by the Company and (ii) the employee has provided at least 15 years of service, except in the event of a change in control. Furthermore, benefits are subject to forfeiture if benefits under the Excess Plan are forfeited.
The Company accounts for pension expense using the projected unit credit actuarial method for financial reporting purposes. The actuarial present value of the benefit obligation is calculated based on the expected date of separation or retirement of the Company’s eligible employees.
The Company provides certain health-care and life insurance benefits (“Other Postretirement Benefits”) for current and retired employees and accrues the cost of providing these benefits throughout the employees’ active service period until they attain full eligibility for those benefits. Substantially all of the Company’s U.S. full-time employees may become eligible for these benefits if they reach normal or early retirement age while working for the Company. The cost of providing postretirement health-care benefits is shared by the retiree and the Company, with retiree contributions evaluated annually and adjusted in order to maintain the Company/retiree cost-sharing target ratio. In September 2003, the share of

TIFFANY & CO.

contributions for current and future retirees was increased, in addition to other benefit changes, in order to maintain the cost-sharing target ratio, resulting in reduced postretirement expense. Effective February 1, 2006, the Company is amending the plan to increase cost sharing that will apply to current and future early retirees. The life insurance benefits are noncontributory. The Company’s employee and retiree health-care benefits are administered by an insurance company, and premiums on life insurance are based on prior years’ claims experience.
The Company uses a December 31 measurement date for its employee benefit plans.
Obligations and Funded Status
The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the plans as of the measurement date:

	January 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$196,926	$170,344	$27,118	$27,357
Service cost	12,702	11,072	1,697	1,246
Interest cost	11,958	10,738	1,780	1,535
Participants’ contributions	–	–	168	45
Amendment	–	–	(1,746)	–
Actuarial loss (gain)	24,076	8,302	(2,449)	(1,771)
Benefits paid	(3,626)	(3,530)	(1,585)	(1,294)

Benefit obligation at end of year *	$242,036	$196,926	$24,983	$27,118

Change in plan assets:
Fair value of plan assets at beginning of year	$143,497	$115,943	$–	$–
Actual return on plan assets	13,519	6,038	–	–
Employer contribution	20,046	25,046	1,417	1,249
Participants’ contributions	–	–	168	45
Benefits paid	(3,626)	(3,530)	(1,585)	(1,294)

Fair value of plan assets at end of year	$173,436	$143,497	$–	$–

Funded status	$(68,600)	$(53,429)	$(24,983)	$(27,118)
Unrecognized net actuarial loss	56,675	38,970	4,456	6,979
Unrecognized prior service cost	4,061	4,865	(18,292)	(17,402)

Accrued benefit cost	$(7,864)	$(9,594)	$(38,819)	$(37,541)

*The benefit obligation for Pension Benefits is the projected benefit obligation and for Other Postretirement Benefits is the accumulated postretirement benefit obligation.

TIFFANY & CO.

The following table provides additional information regarding the Company’s pension plans’ projected benefit obligations and assets (included in pension benefits in the table above) and accumulated benefit obligation:

	January 31,
	2006				2005
(in thousands)	Qualified	Excess	SRIP	Total	Qualified	Excess	SRIP	Total

Projected benefit obligation	$198,555	$27,564	$15,917	$242,036	$163,743	$16,804	$16,379	$196,926
Fair value of plan assets	173,436	–	–	173,436	143,497	–	–	143,497

Funded status	$(25,119)	$(27,564)	$(15,917)	$(68,600)	$(20,246)	$(16,804)	$(16,379)	$(53,429)

Accumulated benefit obligation	$165,721	$9,724	$6,222	$181,667	$138,392	$7,688	$3,738	$149,818

At January 31, 2006, the Company had an accrued liability of $28,352,000, a prepaid asset of $16,601,000 and an intangible asset of $3,887,000 for pension benefits. At January 31, 2005, the Company had an accrued liability of $19,711,000 and a prepaid asset of $10,117,000 for pension benefits.
Net Periodic Benefit Cost
Net periodic pension and other postretirement benefit expense included the following components:

	Years Ended January 31,
	Pension Benefits			Other Postretirement Benefits
(in thousands)	2006	2005	2004	2006	2005	2004

Service cost	$12,702	$11,072	$9,370	$1,697	$1,246	$2,543
Interest cost	11,958	10,738	9,299	1,780	1,535	2,364
Expected return on plan assets	(10,052)	(8,311)	(6,534)	–	–	–
Amortization of prior service cost	804	804	185	(856)	(1,213)	(408)
Amortization of net loss	2,904	1,837	1,076	74	267	299

Net expense	$18,316	$16,140	$13,396	$2,695	$1,835	$4,798

Assumptions
Weighted-average assumptions used to determine benefit obligations:

	January 31,
	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Rate of increase in compensation:
Qualified	3.50%	3.50%	3.75%	–	–	–
Excess	5.00%	3.50%	3.75%	–	–	–
SRIP	8.00%	8.00%	8.25%	–	–	–

TIFFANY & CO.

Weighted-average assumptions used to determine net periodic benefit cost:

	Years Ended January 31,
	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	6.00%	6.25%	6.50%	6.00%	6.25%	6.50%
Expected return on plan assets	7.50%	7.50%	7.50%	–	–	–
Rate of increase in compensation:
Qualified	3.50%	3.75%	4.00%	–	–	–
Excess	3.50%	3.75%	4.00%	–	–	–
SRIP	8.00%	8.25%	8.50%	–	–	–
The expected long-term rate of return on Qualified Plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan’s current asset mix, investment strategy and the historical performance of plan assets.
For postretirement benefit measurement purposes, 9.50% (for pre-age 65 retirees) and 10.50% (for post-age 65 retirees) annual rates of increase in the per capita cost of covered health care were assumed for 2006. The rate was assumed to decrease gradually to 4.75% by 2016 (for pre-age 65 retirees) and by 2018 (for post-age 65 retirees) and remain at that level thereafter.
Assumed health-care cost trend rates have a significant effect on the amounts reported for the Company’s postretirement health-care benefits plan. A one-percentage-point increase in the assumed health-care cost trend rate would increase the Company’s accumulated postretirement benefit obligation by $3,320,000 and the aggregate service and interest cost components of net periodic postretirement benefits by $708,000 for the year ended January 31, 2006. Decreasing the health-care cost trend rate by one-percentage-point would decrease the Company’s accumulated postretirement benefit obligation by $2,670,000 and the aggregate service and interest cost components of net periodic postretirement benefits by $480,000 for the year ended January 31, 2006.
Plan Assets
The Company’s Qualified Plan asset allocation at the measurement date and target asset allocation by asset category are as follows:

		Percentage of Qualified Plan Assets
		at December 31,
Asset Category	Target Asset Allocation	2005	2004

Equity securities	65% – 75%	68%	67%
Debt securities	25% – 35%	29	28
Other	0% – 10%	3	5

		100%	100%

Qualified Plan assets include investments in the Company’s Common Stock, representing 5% of plan assets at both December 31, 2005 and 2004.
The Company’s investment objectives, related to Qualified Plan assets, are the preservation of principal and the achievement of a reasonable rate of return over time. As a result, the Qualified Plan’s assets are

TIFFANY & CO.

allocated based on an expectation that equity securities will outperform debt securities over the long term. Assets of the Qualified Plan are broadly diversified, consisting primarily of equity mutual funds, common stocks and U.S. government, corporate and mortgage obligations. The Company attempts to mitigate investment risk by rebalancing asset allocation periodically.
Benefit Payments
The Company expects the following future benefit payments to be paid:

	Pension Benefits	Other Postretirement Benefits
Years Ending January 31,	(in thousands)	(in thousands)

2007	$4,359	$1,242
2008	4,812	1,286
2009	5,344	1,323
2010	5,998	1,351
2011	6,681	1,395
2012-2016	51,037	7,644
Profit Sharing and Retirement Savings Plan
The Company maintains an Employee Profit Sharing and Retirement Savings Plan (“EPSRS Plan”) that covers substantially all U.S.-based employees. Under the profit-sharing feature of the EPSRS Plan, the Company makes contributions, in the form of newly-issued Company Common Stock, to the employees’ accounts based on the achievement of certain targeted earnings objectives established by, or as otherwise determined by, the Company’s Board of Directors. The Company recorded expense of $4,550,000, $4,400,000 and $2,625,000 in 2005, 2004 and 2003. Under the retirement savings feature of the EPSRS Plan, employees who meet certain eligibility requirements may participate by contributing up to 15% of their annual compensation, and the Company provides a 50% matching cash contribution up to 6% of each participant’s total compensation. The Company recorded expense of $5,674,000, $5,342,000 and $4,649,000 in 2005, 2004 and 2003. Contributions to both features of the EPSRS Plan are made in the following year.
Under the profit-sharing feature of the EPSRS Plan, the Company’s stock contribution is required to be maintained in such stock until the employee either leaves or retires from the Company, subject to certain diversification rights. Effective February 1, 2006, any employee who has two or more years of service may diversify his or her Company stock account into other investment options provided under the plan. Under the retirement savings portion of the EPSRS Plan, the employees have the ability to elect to invest their contribution and the matching contribution in Company stock. At January 31, 2006, investments in Company stock in the profit-sharing portion and in the retirement savings portion represented 18% and 12% of total EPSRS Plan assets.
Effective as of February 1, 2006, the EPSRS Plan was amended to provide a defined contribution retirement benefit (the “DCRB”) to eligible employees hired on or after January 1, 2006 (see Pension and Other Postretirement Benefits above). Under the DCRB, the Company will make contributions each year to each employee’s account at a rate based upon age and service. These contributions will be deposited into individual accounts set up in each employee’s name to be invested in a manner similar to the retirement savings portion of the EPSRS Plan.

TIFFANY & CO.

Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for directors and certain executives and management employees, whereby eligible participants may defer a portion of their compensation for payment at specified future dates upon retirement, death or termination of employment. The deferred compensation is adjusted to reflect performance, whether positive or negative, of selected investment options, chosen by each participant, during the deferral period or adjusted to reflect guaranteed returns, depending on the plan. The amounts accrued under the plans were $14,386,000 and $12,340,000 at January 31, 2006 and 2005 and are reflected in other long-term liabilities.
Q.    INCOME TAXES
Earnings before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2006	2005	2004

United States	$248,495	$333,514	$224,789
Foreign	119,479	138,634	117,896

	$367,974	$472,148	$342,685

Components of the provision for income taxes were as follows:

	Years Ended January 31,
(in thousands)	2006	2005	2004

Current:
Federal	$94,818	$124,585	$54,977
State	24,883	17,729	16,803
Foreign	40,041	49,015	46,623

	159,742	191,329	118,403

Deferred:
Federal	(42,676)	(20,205)	8,741
State	(4,417)	(3,940)	2,027
Foreign	670	665	(2,003)

	(46,423)	(23,480)	8,765

	$113,319	$167,849	$127,168

TIFFANY & CO.

Deferred tax assets (liabilities) consisted of the following:

	January 31,
(in thousands)	2006	2005

Deferred tax assets:
Postretirement/employment benefits	$18,475	$17,766
Inventory	40,883	40,327
Accrued expenses	13,863	13,346
Share-based compensation	17,666	9,251
Asset impairment	–	3,096
Pension and retirement benefits	1,615	4,546
Depreciation	6,148	–
Foreign net operating losses	27,711	25,477
Deferred income	3,565	3,763
Other	167	75

	130,093	117,647
Valuation allowance	(26,586)	(25,477)

	103,507	92,170

Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	–	(39,739)
Financial hedging instruments	(1,335)	(229)
Depreciation	–	(19,394)
Other	(2,768)	(1,193)

	(4,103)	(60,555)

Net deferred tax asset	$99,404	$31,615

The Company has recorded a valuation allowance against certain deferred tax assets related to foreign net operating loss carryforwards where recovery is uncertain.
The income tax effects of items comprising the deferred income tax (benefit) expense were as follows:

	Years Ended January 31,
(in thousands)	2006	2005	2004

Share-based compensation	$(8,415)	$(9,251)	$–
Undistributed earnings of foreign subsidiaries	(20,321)	(2,831)	4,161
Inventory	(2,207)	(11,666)	(1,530)
Depreciation	(17,704)	2,265	5,709
Asset impairment	–	(3,096)	–
Deferred income	230	(3,763)	–
Postretirement/employment benefit obligations	(631)	(1,419)	(1,575)
Equity investments	–	(1,069)	–
Accrued expenses	(536)	199	(1,890)
Excess pension contribution	2,710	4,915	2,930
Financial hedging instruments	1,106	158	233
Other	(655)	2,078	727

	$(46,423)	$(23,480)	$8,765

TIFFANY & CO.

Reconciliations of the provision for income taxes at the statutory Federal income tax rate to the Company’s effective tax rate were as follows:

	Years Ended January 31,
	2006	2005	2004

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.1	2.2	4.2
Foreign losses with no tax benefit	0.7	0.5	1.1
American Jobs Creation Act of 2004	(6.1)	(1.8)	–
Extraterritorial income exclusion	(2.0)	(1.3)	(1.7)
Other	(0.9)	1.0	(1.5)

	30.8%	35.6%	37.1%

The American Jobs Creation Act of 2004 (“AJCA”), which was signed into law on October 22, 2004, created a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. This incentive effectively reduces the amount of U.S. Federal income tax due on the repatriation. Taking advantage of the AJCA, the Company recorded an income tax benefit of $8,600,000 in 2004 to reflect the Company’s plan to repatriate $100,000,000 of accumulated foreign earnings. In 2005, the Company recorded an income tax benefit of $22,588,000 due to the Internal Revenue Service clarifying certain provisions of the AJCA in May 2005, which also resulted in the Company’s decision to repatriate additional foreign earnings. The tax benefit to the Company occurred because the Company had previously accrued income taxes on un-repatriated foreign earnings at higher income tax rates. In total, the Company repatriated $178,245,000 of accumulated foreign earnings.
In the fourth quarter of 2005, the Company determined that it has the intent to indefinitely reinvest any undistributed earnings of foreign subsidiaries which were not repatriated under the AJCA and, therefore, has not provided deferred taxes on approximately $24,000,000 of undistributed earnings. U.S. Federal income taxes of approximately $3,800,000 would be incurred if these earnings were distributed.
The AJCA provides a two-year transition from the existing Extraterritorial Income Exclusion Act. The World Trade Organization (“WTO”) ruled that this exclusion was an illegal export subsidy. The European Union believes that the AJCA fails to adequately repeal the illegal export subsidies because of these transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with the WTO’s prior ruling. Until the final resolution of this matter, management will be unable to predict what impact, if any, this will have on future earnings.
R.    SEGMENT INFORMATION
The Company’s reportable segments are: U.S. Retail, International Retail and Direct Marketing (see Note A). These reportable segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. Its Other channel of distribution includes all non-reportable segments which consist of worldwide sales of businesses operated under trademarks and tradenames other than TIFFANY & CO., as well as wholesale sales of diamonds not suitable for the Company’s production by its diamond sourcing and manufacturing operations.
The Company’s products are primarily sold in TIFFANY & CO. retail locations around the world. Net sales by geographic area are presented by attributing revenues from external customers on the basis of the country in which the merchandise is sold.

TIFFANY & CO.

In deciding how to allocate resources and assess performance, the Company’s Executive Officers regularly evaluate the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
Reclassifications were made to prior years’ segment amounts to conform to the current year presentation and to reflect the revised manner in which management evaluates the performance of segments. Effective with the second quarter of 2005, the Company placed responsibility for U.S. non-Internet business-to-business sales within the U.S. Retail segment and, consequently, now reports non-Internet business-to-business sales in that segment. In the past, such sales were reported in the Direct Marketing segment, which will continue to report Internet business-to-business transactions.
Certain information relating to the Company’s segments is set forth below:

	Years Ended January 31,
(in thousands)	2006	2005	2004

Net sales:
U.S. Retail	$1,220,683	$1,116,845	$1,013,034
International Retail	900,689	857,360	781,572
Direct Marketing	157,483	142,508	133,254

Total reportable segments	2,278,855	2,116,713	1,927,860
Other	116,298	88,118	72,185

	$2,395,153	$2,204,831	$2,000,045

Earnings (losses) from operations:*
U.S. Retail	$268,769	$227,302	$224,149
International Retail	212,496	202,260	213,666
Direct Marketing	58,542	47,566	46,813

Total reportable segments	539,807	477,128	484,628
Other	(18,829)	(23,290)	(8,460)

	$520,978	$453,838	$476,168

*Represents earnings from operations excluding unallocated corporate expenses.
Each of the above segment’s earnings (losses) from operations in the years ended January 31, 2006 and 2005 was affected by an allocation of the expense associated with the adoption of SFAS No. 123R.
The Company’s Executive Officers do not evaluate the performance of the Company’s assets on a segment basis for internal management reporting and, therefore, such information is not presented.

TIFFANY & CO.

The following table sets forth reconciliations of the segments’ earnings from operations to the Company’s consolidated earnings before income taxes:

	Years Ended January 31,
(in thousands)	2006	2005	2004

Earnings from operations for segments	$520,978	$453,838	$476,168
Unallocated corporate expenses	(138,273)	(159,309)	(120,649)
Interest expense, financing costs and other income, net	(14,731)	(15,978)	(12,834)
Gain on sale of equity investment	–	193,597	–

Earnings before income taxes	$367,974	$472,148	$342,685

Unallocated corporate expenses include costs related to the Company’s administrative support functions, such as information technology, finance, legal and human resources, which the Company does not allocate to its segments. In addition, unallocated corporate expenses for the year ended January 31, 2005 included a $25,000,000 contribution to The Tiffany & Co. Foundation, a non-profit organization that provides grants to other non-profit organizations.
Sales to unaffiliated customers and long-lived assets by geographic areas were as follows:

	Years Ended January 31,
(in thousands)	2006	2005	2004

Net sales:
United States	$1,444,947	$1,311,348	$1,189,027
Japan	490,834	492,125	485,424
Other countries	459,372	401,358	325,594

	$2,395,153	$2,204,831	$2,000,045

Long-lived assets:
United States	$587,323	$640,524	$638,174
Japan	157,218	175,001	163,686
Other countries	145,770	124,762	105,020

	$890,311	$940,287	$906,880

Classes of Similar Products

	Years Ended January 31,
(in thousands)	2006	2005	2004

Net sales:
Jewelry	$2,001,896	$1,827,541	$1,640,495
Tableware, timepieces and other	393,257	377,290	359,550

	$2,395,153	$2,204,831	$2,000,045

TIFFANY & CO.

S.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	2005 Quarters Ended
(in thousands, except per share amounts)	April 30*	July 31*	October 31	January 31*

Net sales	$509,901	$526,701	$500,105	$858,446
Gross profit	274,821	292,084	270,530	504,905
Earnings from operations	66,311	74,068	39,795	202,531
Net earnings	40,058	50,551	23,789	140,257

Net earnings per share:
Basic	$0.28	$0.35	$0.17	$0.99

Diluted	$0.27	$0.35	$0.16	$0.97

*Net earnings and net earnings per share include the effect of the tax benefit received from repatriating earnings from foreign affiliates (see Note Q). The Company recorded a tax benefit of $1,500,000 for the three months ended April 30, 2005, $6,600,000 for the three months ended July 31, 2005 and $14,488,000 for the three months ended January 31, 2006.

	2004 Quarters Ended
(in thousands, except per share amounts)	April 30	July 31	October 31	January 31*

Net sales	$456,960	$476,597	$461,152	$810,122
Gross profit	258,876	264,488	245,528	461,681
Earnings from operations	62,695	58,170	33,364	140,300
Net earnings	36,811	33,090	17,358	217,040

Net earnings per share:
Basic	$0.25	$0.23	$0.12	$1.50

Diluted	$0.25	$0.22	$0.12	$1.48

*Net earnings and net earnings per share include the effect of (i) the Company’s sale of its equity investment in Aber (see Note D) and (ii) the tax benefit received from repatriating earnings from foreign affiliates (see Note Q).
The sum of the quarterly net earnings per share amounts in the above tables may not equal the full-year amount since the computations of the weighted-average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

TIFFANY & CO.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
NONE
Item 9A.    Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), Registrant’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
In addition, Registrant’s chief executive officer and chief financial officer have determined that there have been no changes in Registrant’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.
Registrant’s management, including its chief executive officer and chief financial officer, necessarily applied their judgment in assessing the costs and benefits of such controls and procedures. By their nature, such controls and procedures cannot provide absolute certainty, but can provide reasonable assurance regarding management’s control objectives. Our chief executive officer and our chief financial officer have concluded that Registrant’s disclosure controls and procedures are (i) designed to provide such reasonable assurance and (ii) are effective at that reasonable assurance level.
Report of Management
Management’s Responsibility for Financial Information.   The Company’s consolidated financial statements were prepared by management, who are responsible for their integrity and objectivity. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on management’s best estimates and judgments.
Management is further responsible for maintaining a system of internal accounting control designed to provide reasonable assurance that the Company’s assets are adequately safeguarded, and that the accounting records reflect transactions executed in accordance with management’s authorization. The system of internal control is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and a program of internal audit.
The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is shown on page K-44-45.
The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with financial management and the independent registered public accounting firm to discuss specific accounting, financial reporting and internal control matters. Both the independent registered public accounting firm and the internal auditors have full and free access to the Audit

TIFFANY & CO.

Committee. Each year the Audit Committee selects the firm that is to perform audit services for the Company.
Management’s Report on Internal Control over Financial Reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2006 based on criteria in Internal Control – Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of internal control over financial reporting as of January 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown on page K-44-45.
/s/ Michael J. Kowalski
Chairman of the Board and Chief Executive Officer
/s/ James E. Quinn
President
/s/ James N. Fernandez
Executive Vice President and Chief Financial Officer
Item 9B.    Other Information.
NONE
[Remainder of this page is intentionally left blank]

TIFFANY & CO.

PART III
Item 10.    Directors and Executive Officers of the Registrant.
Incorporated by reference from Registrant’s Proxy Statement dated April 14, 2006, pages PS-7-8 and PS-33-34.
CODE OF ETHICS AND OTHER CORPORATE GOVERNANCE DISCLOSURES
Registrant has adopted a Code of Business and Ethical Conduct for its Directors, Chief Executive Officer, Chief Financial Officer and all other officers of Registrant. A copy of this Code is posted on the corporate governance section of the Registrant’s website, www.tiffany.com (go to “About Tiffany” and “Shareholder Information”). Registrant intends to disclose any material amendments to its Code of Business and Ethical Conduct, as well as any waivers by posting such information on the same website. The Registrant will also provide a copy of the Code of Business and Ethical Conduct to stockholders upon request.
See Registrant’s Proxy Statement dated April 14, 2006, pages PS-14-15 for information on Registrant’s Business Conduct Policy – Worldwide.
Item 11.    Executive Compensation.
Incorporated by reference from Registrant’s Proxy Statement dated April 14, 2006, pages PS-19-31.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from Registrant’s Proxy Statement dated April 14, 2006, pages PS-6-8.
Item 13.    Certain Relationships and Related Transactions.
See Executive Officers of the Registrant and Board of Directors information incorporated by reference from Registrant’s Proxy Statement dated April 14, 2006, pages PS-17-18 and pages PS-10 and PS-33-34, respectively.
Item 14.    Principal Accounting Fees and Services.
Incorporated by reference from Registrant’s Proxy Statement dated April 14, 2006, pages PS-8-9.

TIFFANY & CO.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) List of Documents Filed As Part of This Report:
1.  Financial Statements
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of January 31, 2006 and 2005.
Consolidated Statements of Earnings for the years ended January 31, 2006, 2005 and 2004.
Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended January 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the years ended January 31, 2006, 2005 and 2004.
Notes to Consolidated Financial Statements.
2.  Financial Statement Schedules
The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements:
Schedule II – Valuation and Qualifying Accounts and Reserves.
All other schedules have been omitted since they are neither applicable nor required, or because the information required is included in the consolidated financial statements and notes thereto.
3.  Exhibits
The following exhibits have been filed with the Securities and Exchange Commission, but are not attached to copies of this Annual Report on Form 10-K other than complete copies filed with said Commission and the New York Stock Exchange:

Exhibit	Description

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 8-K dated May 16, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 20, 1999. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 10-Q for the Fiscal Quarter ended July 31, 1999.

3.1a	Amendment to Certificate of Incorporation of Registrant dated May 18, 2000. Previously filed as Exhibit 3.1b to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2001.

3.2	Restated By-Laws of Registrant, as last amended September 18, 2003. Incorporated by reference from Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

TIFFANY & CO.

Exhibit	Description

4.1	Amended and Restated Rights Agreement dated as of April 8, 2004 by and between Registrant and Mellon Investor Services LLC, as Rights Agent. Incorporated by reference from Exhibit 4.1 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

4.1a	Second Amendment to Amended and Restated Rights Agreement, referred to in Exhibit 4.1 above dated effective January 19, 2006, by and between Tiffany & Co. and Mellon Investor Services LLC (successor to ChaseMellon Shareholder Services, LLC), as Rights Agent. Previously filed as Exhibit 4.1 to Registrant’s Report on Form 8-K dated January 19, 2006.

10.5	Designer Agreement between Tiffany and Paloma Picasso dated April 4, 1985. Incorporated by reference from Exhibit 10.5 filed with Registrant’s Registration Statement on Form S-1, Registration No. 33-12818 (the “Registration Statement”).

10.122	Agreement dated as of April 3, 1996 among American Family Life Assurance Company of Columbus, Japan Branch, Tiffany & Co. Japan, Inc., Japan Branch, and Registrant, as Guarantor, for yen 5,000,000,000 Loan Due 2011. Incorporated by reference from Exhibit 10.122 filed with Registrant’s Report on Form 10-Q for the Fiscal quarter ended April 30, 1996.

10.122a	Amendment No. 1 to the Agreement referred to in Exhibit 10.122 above dated November 18, 1998. Incorporated by reference from Exhibit 10.122a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.122b	Guarantee by Tiffany & Co. of the obligations under the Agreement referred to in Exhibit 10.122 above dated April 3, 1996. Incorporated by reference from Exhibit 10.122b filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122c	Amendment No. 2 to Guarantee referred to in Exhibit 10.122b above, dated October 15, 1999. Incorporated by reference from Exhibit 10.122c filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122d	Amendment No. 3 to Guarantee referred to in Exhibit 10.122b above, dated July 16, 2002. Incorporated by reference from Exhibit 10.122d filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122e	Amendment No. 4 to Guarantee referred to in Exhibit 10.122b above, dated December 9, 2005.

10.123	Agreement made effective as of February 1, 1997 by and between Tiffany and Elsa Peretti. Incorporated by reference from Exhibit 10.123 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1997.

TIFFANY & CO.

Exhibit	Description

10.126	Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B, and 4.7 thereto, dated as of December 30, 1998 in respect of Registrant’s $60 million principal amount 6.90% Series A Senior Notes due December 30, 2008 and $40 million principal amount 7.05% Series B Senior Notes due December 30, 2010. Incorporated by reference from Exhibit 10.126 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.126a	First Amendment and Waiver Agreement to Form of Note Purchase Agreement referred to in previously filed Exhibit 10.126, dated May 16, 2002. Incorporated by reference from Exhibit 10.126a filed with Registrant’s Report on Form 8-K dated June 10, 2002.

10.128	Agreement made the 1st day of August 2001 by and between Tiffany & Co. Japan Inc. and Mitsukoshi Ltd. of Japan. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Report on Form 8-K dated August 1, 2001.

10.132	Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B and 4.7 thereto, dated as of July 18, 2002 in respect of Registrant’s $40,000,000 principal amount 6.15% Series C Notes due July 18, 2009 and $60,000,000 principal amount 6.56% Series D Notes due July 18, 2012. Incorporated by reference from Exhibit 10.132 filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.133	Guaranty Agreement dated July 18, 2002 with respect to the Note Purchase Agreements (see Exhibit 10.132 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.133 filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.134	Translation of Condition of Bonds applied to Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 yen issued September 30, 2003 (for Qualified Investors Only). Incorporated by reference from Exhibit 10.134 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.135	Translation of Application of Bonds for Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 yen issued September 30, 2003 (for Qualified Investors Only). Incorporated by reference from Exhibit 10.135 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004

10.135a	Translation of Amendment of Application of Bonds referred to in Exhibit 10.135. Incorporated by reference from Exhibit 10.135a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

TIFFANY & CO.

Exhibit	Description

10.136	Payment Guarantee dated September 30, 2003 made by Tiffany & Co. for the benefit of the Qualified Investors of the Bonds referred to in Exhibit 10.134. Incorporated by reference from Exhibit 10.136 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.145	Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.

10.145a	First Addendum to the Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.

10.146	Credit Agreement dated as of July 20, 2005 by and among Registrant, Tiffany and Company, Tiffany & Co. International, each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York, as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.146 filed with Registrant’s Report on Form 8-K dated July 20, 2005.

10.147	Guaranty Agreement dated as of July 20, 2005, with respect to the Credit Agreement (see Exhibit 10.146 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International, and Tiffany & Co. Japan Inc. and The Bank of New York, as Administrative Agent. Incorporated by reference from Exhibit 10.147 filed with Registrant’s Report on Form 8-K dated July 20, 2005.

10.149	Lease Agreement made as of September 28, 2005 between CLF Sylvan Way LLC and Tiffany and Company, and form of Registrant’s guaranty of such lease. Incorporated by reference from Exhibit 10.149 filed with Registrant’s Report on Form 8-K dated September 23, 2005.

14.1	Code of Business and Ethical Conduct and Business Conduct Policy. Incorporated by reference from Exhibit 14.1 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TIFFANY & CO.

Exhibit	Description

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Executive Compensation Plans and Arrangements

Exhibit	Description

4.3	Registrant’s 1998 Directors Option Plan. Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

4.4	Registrant’s Amended and Restated 1998 Employee Incentive Plan effective May 19, 2005.
Previously filed as Exhibit 4.3 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.3	Registrant’s 1986 Stock Option Plan and terms of stock option agreement, as last amended on July 16, 1998. Incorporated by reference from Exhibit 10.3 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.49	Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers. Incorporated by reference from Exhibit 10.49 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.49a	Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers (Corrected Version). Incorporated by reference from Exhibit 10.49a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.60	Registrant’s 1988 Director Stock Option Plan and form of stock option agreement, as last amended on November 21, 1996. Incorporated by reference from Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1997.

10.106	Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as amended effective November 23, 2005.

10.108	Registrant’s Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit 10.108 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.109	Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.114	1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of March 7, 2005. Incorporated by reference from Exhibit 10.114 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

TIFFANY & CO.

Exhibit	Description

10.127b	Form of Retention Agreement between and among Registrant and Tiffany and each of its executive officers and Appendices I to III to the Agreement. Incorporated by reference from Exhibit 10.127b filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2003.

10.128	Group Long Term Disability Insurance Policy issued by UnumProvident, Policy No. 533717 001. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2003.

10.137	Summary of arrangements for the payment of premiums on life insurance policies owned by executive officers. Incorporated by reference from Exhibit 10.137 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.138	Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits. Incorporated by reference from Exhibit 10.138 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.139	Form of Fiscal 2005 Cash Incentive Award Agreement for certain executive officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.139 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.139a	Form of Fiscal 2006 Cash Incentive Award Agreement for certain executive officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.139a filed with Registrant’s Report on Form 8-K dated March 24, 2006.

10.140	Form of Terms of Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.140 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.140a	Form of Non-Competition and Confidentiality Covenants for use in connection with Performance-Based Restricted Stock Unit Grants to Registrant’s Executive Officers and Time-Vested Restricted Unit Awards made to other officers of Registrant’s affiliated companies pursuant to the Registrant’s 2005 Employee Incentive Plan and pursuant to the Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits. Incorporated by reference from Exhibit 10.140a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.142	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Directors Option Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.142 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.143	Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.143 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.143a	Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005. Incorporated by reference from Exhibit 10.143a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

TIFFANY & CO.

Exhibit	Description

10.144	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.144a	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.150	Form of Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 1998 Employee Incentive Plan and 2005 Employee Incentive Plan. Previously filed as Exhibit 10.146 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.151	Registrant’s 2005 Employee Incentive Plan as adopted May 19, 2005. Previously filed as Exhibit 10.145 with Registrant’s Report on Form 8-K dated May 23, 2005.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006	Tiffany & Co.
(Registrant)

	By:	/s/ Michael J. Kowalski

Michael J. Kowalski Chief Executive Officer

TIFFANY & CO.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Michael J. Kowalski Michael J. Kowalski	By:	/s/ James N. Fernandez James N. Fernandez
	Chairman of the Board and Chief Executive		Executive Vice President and Chief
	Officer		Financial Officer
	(principal executive officer) (director)		(principal financial officer)

By:	/s/ James E. Quinn	By:	/s/ Henry Iglesias
	James E. Quinn		Henry Iglesias
	President		Vice President and Controller
	(director)		(principal accounting officer)

By:	/s/ William R. Chaney	By:	/s/ Rose Marie Bravo
	William R. Chaney		Rose Marie Bravo
	Director		Director

By:	/s/ Samuel L. Hayes III	By:	/s/ Abby F. Kohnstamm
	Samuel L. Hayes III		Abby F. Kohnstam
	Director		Director

By:	/s/ Charles K. Marquis	By:	/s/ J. Thomas Presby
	Charles K. Marquis		J. Thomas Presby
	Director		Director

By:	/s/ William A. Shutzer
William A. Shutzer
Director
March 31, 2006

TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts and Reserves

Column A	Column B	Column C		Column D		Column E

		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other			end of
Description	of period	expenses	accounts	Deductions		period

Year Ended January 31, 2006:

Reserves deducted from assets:

Accounts receivable allowances:

Doubtful accounts	$2,074,651	$1,604,690	—	$1,561,664	[a]	$2,117,677

Sales returns	5,416,637	907,405	—	440,000	[b]	5,884,042

Allowance for inventory liquidation and obsolescence	20,927,849	10,179,255	—	9,110,709	[c]	21,996,395

Allowance for inventory shrinkage	4,736,429	2,382,170	—	5,998,376	[d]	1,120,223

LIFO reserve	64,058,414	11,565,883	—	—		75,624,297

a) Uncollectible accounts written off.
b) Adjustment related to sales returns previously provided for.
c) Liquidation of inventory previously written down to market.
d) Physical inventory losses and reductions resulting from changes in estimates.

TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts and Reserves

Column A	Column B	Column C			Column D		Column E

		Additions
	Balance at	Charged to	Charged to				Balance at
	beginning	costs and	other				end of
Description	of period	expenses	accounts		Deductions		period

Year Ended January 31, 2005:

Reserves deducted from assets:

Accounts receivable allowances:

Doubtful accounts	$2,325,462	$1,976,551	—		$2,227,362	[a]	$2,074,651

Sales returns	4,666,605	973,605	—		223,573	[b]	5,416,637

Allowance for inventory liquidation and obsolescence	21,983,185	2,432,504	2,934,967	[e]	6,422,807	[c]	20,927,849

Allowance for inventory shrinkage	4,591,185	2,265,940	—		2,120,696	[d]	4,736,429

LIFO reserve	30,587,252	33,471,162	—		—		64,058,414

a) Uncollectible accounts written off.
b) Adjustment related to sales returns previously provided for.
c) Liquidation of inventory previously written down to market.
d) Physical inventory losses.
e) Reclassification from gross inventory to reserves.

TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts and Reserves

Column A	Column B	Column C		Column D		Column E

		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other			end of
Description	of period	expenses	accounts	Deductions		period

Year Ended January 31, 2004:

Reserves deducted from assets:

Accounts receivable allowances:

Doubtful accounts	$2,129,652	$2,081,919	—	$1,886,109	[a]	$2,325,462

Sales returns	6,128,611	382,305	—	1,844,311	[b]	4,666,605

Allowance for inventory liquidation and obsolescence	23,029,454	6,532,576	—	7,578,845	[c]	21,983,185

Allowance for inventory shrinkage	4,361,478	1,272,520	—	1,042,813	[d]	4,591,185

LIFO reserve	20,135,443	10,451,809	—	—		30,587,252

a) Uncollectible accounts written off.
b) Adjustment related to sales returns previously provided for.
c) Liquidation of inventory previously written down to market.
d) Physical inventory loss

TIFFANY & CO.