Form 10-Q
period 2006-04-30
TIFFANY & CO
filed 2006-06-02
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One).

Large Accelerated filer  X    Accelerated filer ___    Non-Accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____. No X .

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 140,640,105 shares outstanding at the close of business on May 31, 2006.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2006



PART I - FINANCIAL INFORMATION                                                   PAGE
                                                                                 ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets - April 30, 2006,
               January 31, 2006 and April 30, 2005 (Unaudited)                      3

           Condensed Consolidated Statements of Earnings - for the
               three months ended April 30, 2006 and 2005 (Unaudited)               4

           Condensed Consolidated Statements of Stockholders' Equity -
               for the three months ended April 30, 2006 and
               Comprehensive Earnings - for the three months ended
               April 30, 2006 and 2005 (Unaudited)                                  5

           Condensed Consolidated Statements of Cash Flows - for the
               three months ended April 30, 2006 and 2005 (Unaudited)               6

           Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                        7-10


Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                     11-17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk              18


Item 4.    Controls and Procedures                                                 19


PART II - OTHER INFORMATION


Item 1A.   Risk Factors                                                            20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds             21

Item 6.    Exhibits                                                                22

           (a)  Exhibits


PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)



                                                                           April 30,       January 31,         April 30,
                                                                             2006              2006              2005
                                                                        -------------     -------------     -------------
ASSETS
Current assets:
Cash and cash equivalents                                             $      180,541    $      393,609    $      213,708
Short-term investments                                                        46,175                 -                 -
Accounts receivable, less allowances
   of $6,197, $8,002 and $6,181                                              156,124           142,294           120,713
Inventories, net                                                           1,140,829         1,060,164         1,073,605
Deferred income taxes                                                         73,501            69,576            69,385
Prepaid expenses and other current assets                                     54,180            33,200            41,119
                                                                      ---------------   ---------------   ---------------

Total current assets                                                       1,651,350         1,698,843         1,518,530

Property, plant and equipment, net                                           888,221           866,004           917,415
Deferred income taxes                                                         27,361            29,828                 -
Other assets, net                                                            184,919           182,597           140,512
                                                                      ---------------   ---------------   ---------------
                                                                      $    2,751,851    $    2,777,272    $    2,576,457
                                                                      ---------------   ---------------   ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                 $       47,726    $       38,942    $       47,488
Current portion of long-term debt                                              6,244             6,186                 -
Accounts payable and accrued liabilities                                     210,215           202,646           177,514
Income taxes payable                                                          38,040            60,364            35,137
Merchandise and other customer credits                                        55,614            56,472            52,084
                                                                      ---------------   ---------------   ---------------

Total current liabilities                                                    357,839           364,610           312,223

Long-term debt                                                               428,450           426,548           392,178
Postretirement/employment benefit obligations                                 42,429            41,982            40,449
Deferred income taxes                                                            797                 -            21,666
Other long-term liabilities                                                  118,588           113,219            99,409

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares,
   none issued and outstanding                                                     -                 -                 -
Common Stock, $0.01 par value; authorized 240,000 shares,
   issued and outstanding 140,599, 142,509 and 143,830                         1,406             1,425             1,438
Additional paid-in capital                                                   499,595           488,960           439,235
Retained earnings                                                          1,288,169         1,331,321         1,245,309
Accumulated other comprehensive gain (loss), net of tax:
  Foreign currency translation adjustments                                    14,193             5,281            26,000
  Deferred hedging (loss) gain                                                  (329)            3,247            (1,449)
  Unrealized gain (loss) on marketable securities                                714               679                (1)
                                                                      ---------------   ---------------   ---------------
Total stockholders' equity                                                 1,803,748         1,830,913         1,710,532
                                                                      ---------------   ---------------   ---------------
                                                                      $    2,751,851    $    2,777,272    $    2,576,457
                                                                      ---------------   ---------------   ---------------


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




                                                              Three Months Ended
                                                                  April 30,
                                                       ---------------------------------
                                                             2006               2005
                                                       --------------     --------------
Net sales                                              $     539,241      $     509,901

Cost of sales                                                238,115            235,080
                                                       --------------     --------------

Gross profit                                                 301,126            274,821

Selling, general and administrative expenses                 226,879            208,510
                                                       --------------     --------------

Earnings from operations                                      74,247             66,311

Other expenses, net                                            3,975              4,206
                                                       --------------     --------------

Earnings before income taxes                                  70,272             62,105

Provision for income taxes                                    27,130             22,047
                                                       --------------     --------------

Net earnings                                           $      43,142      $      40,058
                                                       --------------     --------------

Net earnings per share:

  Basic                                                $        0.30      $        0.28
                                                       --------------     --------------
  Diluted                                              $        0.30      $        0.27
                                                       --------------     --------------

Weighted average number of common shares:

  Basic                                                      141,941            144,248
  Diluted                                                    144,367            146,285


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


                                                                                 Accumulated
                                                     Total                             Other                              Additional
                                             Stockholders'         Retained    Comprehensive           Common Stock          Paid-in
                                                    Equity         Earnings       Gain (Loss)      Shares        Amount      Capital
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2006                  $   1,830,913   $    1,331,321   $        9,207       142,509    $    1,425   $  488,960
Exercise of stock options and vesting
 of restricted stock units                          3,024              -                -             148             1        3,023
Tax benefit from exercise of stock
 options and vesting of restricted
 stock units                                          642              -                -             -             -            642
Share-based compensation expense                    7,259              -                -             -             -          7,259
Issuance of Common Stock
 under the Employee Profit Sharing
 and Retirement Savings Plan                        4,550              -                -             121             1        4,549
Purchase and retirement of Common
 Stock                                            (79,750)         (74,891)             -          (2,179)          (21)     (4,838)
Cash dividends on Common Stock                    (11,403)         (11,403)             -             -               -         -
Deferred hedging loss, net of tax                  (3,576)             -             (3,576)          -               -         -
Unrealized gain on marketable
 securities                                            35              -                 35           -               -         -
Foreign currency translation
 adjustments, net of tax                            8,912              -              8,912           -               -         -
Net earnings                                       43,142           43,142              -             -               -         -
                                            ----------------------------------------------------------------------------------------
Balances, April 30, 2006                    $   1,803,748   $    1,288,169   $       14,578       140,599    $    1,406  $  499,595
                                            ----------------------------------------------------------------------------------------




                                               Three Months Ended
                                                    April 30,
                                            ------------------------
                                               2006          2005
                                            ------------------------
Net earnings                                $   43,142   $  40,058
Other comprehensive gain (loss), net
of tax:
  Deferred hedging (loss) gain                  (3,576)        669
  Foreign currency translation
    adjustments                                  8,912      (3,045)
  Unrealized gain (loss) on
    marketable securities                           35        (150)
                                            ------------------------
Comprehensive earnings                      $   48,513   $  37,532
                                            ------------------------

See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                 (in thousands)


                                                                                            Three Months Ended
                                                                                                April 30,
                                                                                  ----------------------------------------
                                                                                        2006                   2005
                                                                                  ----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                   $      43,142          $       40,058
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                       28,347                  27,987
     Excess tax benefits from share-based payment arrangements                             (660)                   (821)
     Provision for inventories                                                            2,644                   1,742
     Deferred income taxes                                                               (4,876)                (14,869)
     Provision for postretirement/employment benefits                                       447                     228
     Share-based compensation expense                                                     7,109                   6,173
   Changes in assets and liabilities:
     Accounts receivable                                                                (11,896)                  7,509
     Inventories                                                                        (74,453)                (22,963)
     Prepaid expenses and other current assets                                          (23,232)                (14,773)
     Other assets, net                                                                   (2,359)                   (770)
     Accounts payable and accrued liabilities                                            10,678                  (3,638)
     Income taxes payable                                                               (22,028)                (81,896)
     Merchandise and other customer credits                                                (920)                   (236)
     Other long-term liabilities                                                          4,302                  10,524
                                                                                  ----------------       -----------------

   Net cash used in operating activities                                                (43,755)                (45,745)
                                                                                  ----------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities and short-term investments                        (46,396)                (99,168)
   Proceeds from sale of marketable securities and short-term investments                     -                 238,175
   Capital expenditures                                                                 (43,928)                (31,879)
   Other, net                                                                              (210)                   (404)
                                                                                  ----------------       -----------------

   Net cash (used in) provided by investing activities                                  (90,534)                106,724
                                                                                  ----------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings, net                                               8,023                   4,843
   Repayment of current portion of long-term debt                                        (1,730)                      -
   Repurchase of Common Stock                                                           (79,750)                (33,978)
   Proceeds from exercise of stock options                                                3,024                   2,632
   Excess tax benefits from share-based payment arrangements                                660                     821
   Cash dividends on Common Stock                                                       (11,403)                 (8,668)
                                                                                  ----------------       -----------------

   Net cash used in financing activities                                                (81,176)                (34,350)
                                                                                  ----------------       -----------------
   Effect of exchange rate changes on
   cash and cash equivalents                                                              2,397                    (602)
                                                                                  ----------------       -----------------

   Net (decrease) increase in cash and cash equivalents                                (213,068)                 26,027

   Cash and cash equivalents at beginning of year                                       393,609                 187,681
                                                                                  ----------------       -----------------

   Cash and cash equivalents at end of three months                               $     180,541          $      213,708
                                                                                  ----------------       -----------------




See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of April 30, 2006 and 2005 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2006 is derived from the audited financial statements, which are included in the Company's report on Form 10-K and should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          The Company's business is seasonal, with a higher proportion of sales and earnings generated in the last quarter of the fiscal year and, therefore, the results of its operations for the three months ended April 30, 2006 and 2005 are not necessarily indicative of the results of the entire fiscal year.

2.        NEW ACCOUNTING STANDARDS

          In October 2005, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" which requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP No. FAS 13-1 in the first quarter of 2006 had no impact on the Company's financial position, earnings and cash flows.

          In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement in the first quarter of 2006 had no impact on the Company's financial position, earnings and cash flows.


3.        INVENTORIES

                                         April 30,             January 31,            April 30,
          (in thousands)                   2006                   2006                  2005
         -------------------------------------------------------------------------------------------
          Finished goods             $     816,661        $       764,041       $       787,905
          Raw materials                    263,024                244,400               236,240
          Work-in-process                   61,144                 51,723                49,460
                                  ---------------------  -------------------   ---------------------
          Inventories, net           $   1,140,829        $     1,060,164       $     1,073,605
                                  ---------------------  -------------------   ---------------------

          LIFO-based inventories at April 30, 2006, January 31, 2006 and April 30, 2005 represented 70%, 69% and 68% of inventories, net, with the current cost exceeding the LIFO inventory value by $76,990,000 $75,624,000 and $65,276,000 at the end of each period.

4.        INCOME TAXES

          The effective income tax rate for the three months ended April 30, 2006 was 38.6% versus 35.5% in the three months ended April 30, 2005. The lower effective tax rate in the three months ended April 30, 2005 primarily reflected a $1,500,000 tax benefit associated with the repatriation provisions of the American Jobs Creation Act of 2004.

5.        EARNINGS PER SHARE

          Basic earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of the assumed exercise of stock options and vesting of restricted stock units.

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                                            Three Months Ended
                                                                                April 30,
                                                          --------------------------------------------------
          (in thousands)                                                     2006                      2005
         ---------------------------------------------------------------------------------------------------
          Net earnings for basic and
           diluted EPS                                             $       43,142            $       40,058
                                                          -----------------------     ----------------------

          Weighted average shares for basic EPS                           141,941                   144,248

          Incremental shares based upon the
           assumed exercise of stock options
           and restricted stock units                                       2,426                     2,037
                                                          -----------------------     ----------------------
          Weighted average shares for
           diluted EPS                                                    144,367                   146,285
                                                          -----------------------     ----------------------

          For the three months ended April 30, 2006 and 2005, there were 5,066,000 and 7,422,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

6.        EMPLOYEE BENEFIT PLANS

          The Company maintains several pension and retirement plans, as well as provides certain health-care and life insurance benefits.

          Net periodic pension and other postretirement benefit expense included the following components:

                                                               Three Months Ended April 30,
                                               -------------------------------------------------------------
                                                                                             Other
                                                                                        Postretirement
                                                          Pension Benefits                  Benefits
                                               -------------------------------------------------------------
          (in thousands)                                2006            2005           2006           2005
         ---------------------------------------------------------------------------------------------------
          Service cost                           $     3,840     $     3,181    $       376    $       342
          Interest cost                                3,502           2,904            429            421

          Expected return on plan
           assets                                     (2,944)         (2,519)             -              -
          Amortization of prior
           service cost                                  175             201           (293)          (298)
          Amortization of net loss                     1,147             592             85             89
                                               -------------------------------------------------------------
          Net expense                            $     5,720     $     4,359    $       597    $       554
                                               -------------------------------------------------------------


7.        SEGMENT INFORMATION

          The Company's reportable segments are: U.S. Retail, International Retail and Direct Marketing. These reportable segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. Its "Other" channel of distribution includes all non-reportable segments which consist of worldwide sales and businesses operated under trademarks and tradenames other than TIFFANY & CO., as well as wholesale sales of diamonds obtained through the Company's diamond sourcing program but subsequently deemed not suitable for production by its manufacturing operations. In deciding how to allocate resources and assess performance, the Company's Executive Officers regularly evaluate the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers.

          Revisions were made to the prior year's segment amounts to conform to the current year presentation and to reflect the revised manner in which management evaluates the performance of segments. These revisions were as follows:

          o In the second quarter of 2005, the Company placed responsibility for U.S. non-Internet business-to-business sales within the U.S. Retail segment and, consequently, began reporting non-Internet business-to-business sales in that segment. In the past, such sales were reported in the Direct Marketing segment, which will continue to report Internet business-to-business transactions.
          o Effective with the current reporting period, the Company allocates LIFO costs between its reportable segments based upon sales of U.S. and foreign branches only, which value inventory using the LIFO method.

          Certain information relating to the Company's segments is set forth below:

                                                                    Three Months Ended
                                                                        April 30,
                                                 ---------------------------------------------------
         (in thousands)                                           2006                        2005
         -------------------------------------------------------------------------------------------
         Net sales:
           U.S. Retail                                 $       260,580             $       255,852
           International Retail                                215,164                     190,316
           Direct Marketing                                     29,957                      28,936
                                                 ----------------------      -----------------------
           Total reportable segments                           505,701                     475,104
           Other                                                33,540                      34,797
                                                 ----------------------      -----------------------
                                                       $       539,241             $       509,901
                                                 ----------------------      -----------------------

         Earnings (losses) from operations:*
           U.S. Retail                                 $        46,778             $        46,261
           International Retail                                 54,896                      44,072
           Direct Marketing                                      8,148                       8,676
                                                 ----------------------      -----------------------
         Total reportable segments                             109,822                      99,009
           Other                                                (3,412)                     (1,515)
                                                 ----------------------      -----------------------
                                                       $       106,410             $        97,494
                                                 ----------------------      -----------------------

         * Represents earnings from operations before unallocated corporate expenses and other expenses, net.

         The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings before income taxes:

                                                                        Three Months Ended
                                                                            April 30,
                                                     ----------------------------------------------------
          (in thousands)                                               2006                         2005
         ------------------------------------------------------------------------------------------------
          Earnings from operations for
           segments                                         $       106,410              $        97,494

          Unallocated corporate expenses                            (32,163)                     (31,183)

          Other expenses, net                                        (3,975)                      (4,206)
                                                     -----------------------      -----------------------

          Earnings before income taxes                      $        70,272              $        62,105
                                                     -----------------------      -----------------------

          Unallocated corporate expenses include certain costs related to administrative support functions, such as information technology, finance, legal and human resources, which the Company does not allocate to its segments.

8.      SUBSEQUENT EVENT

          On May 18,  2006,  the  Company's  Board of  Directors  declared a 25%
          increase in the quarterly dividend rate on its Common Stock, increasing it from $0.08 per share to $0.10 per share. This dividend will be paid on July 10, 2006 to stockholders of record on June 20, 2006.

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

The Company's channels of distribution are as follows:

o U.S. Retail includes sales in TIFFANY & CO. stores in the U.S. and, to a lesser extent, sales of TIFFANY & CO. products through business-to-business sales personnel in the U.S.;
o International Retail includes sales in TIFFANY & CO. stores and department store boutiques outside the U.S., as well as, to a lesser extent, business-to-business, Internet and wholesale sales of TIFFANY & CO. products outside the U.S.;
o Direct Marketing includes Internet and catalog sales of TIFFANY & CO. products in the U.S.; and
o Other includes worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. ("specialty retail"), as well as wholesale sales of diamonds obtained through the Company's diamond sourcing program but subsequently deemed not suitable for production by its manufacturing operations.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

HIGHLIGHTS

     o Net sales increased 6% in the three months ("first quarter") ended April 30, 2006. On a constant-exchange-rate basis (see Non-GAAP Measures section below), net sales rose 9% and worldwide comparable store sales rose 5%.
     o U.S. comparable store sales declined 1%, but Japan comparable retail sales, on a constant-exchange-rate basis, increased 12%.
     o    Earnings from operations rose 12% and net earnings increased 8%.
     o Three retail locations were opened - two in Japan and one in Monterrey, Mexico.
     o    An informational website was launched in China.
     o A jewelry collection designed by the renowned architect Frank Gehry was launched.
     o The Company repurchased and retired 2.2 million shares of its Common Stock during the quarter.
     o In May 2006, the Board of Directors increased the annual dividend rate by 25%.

NON-GAAP MEASURES
-----------------

The Company's reported net sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar.

The Company reports information in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). Internally, management monitors the sales performance of its international stores and boutiques on a non-GAAP basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars ("constant-exchange-rate basis"). Management uses this constant-exchange-rate measure because it believes it is a more representative assessment of the sales performance of its international stores and boutiques and provides better comparability between reporting periods.

The Company's management does not, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The Company presents such non-GAAP financial measures in reporting its financial results to provide investors with an additional tool to evaluate the Company's operating results.

The following table reconciles net sales percentage increases (decreases), for the first quarter of 2006 versus the first quarter of 2005, from the GAAP to the non-GAAP basis:



                                         Net Sales                                  Comparable Store Sales
                        ---------------------------------------------    ---------------------------------------------
                                                        Constant-                                        Constant-
                                           Trans-       Exchange-                          Trans-        Exchange-
                             GAAP          lation         Rate               GAAP          lation          Rate
                           Reported        Effect         Basis            Reported        Effect          Basis
                        ----------------------------------------------------------------------------------------------
Worldwide                     6%            (3%)            9%                2%            (3%)             5%

U.S. Retail                   2%             -              2%               (1%)            -              (1%)

International
 Retail                      13%            (8%)           21%                8%            (8%)            16%

Japan Retail                  4%           (11%)           15%                1%           (11%)            12%

Other Asia-
 Pacific                     19%            (1%)           20%               20%             -              20%

Europe                       18%            (9%)           27%               14%           (10%)            24%


RESULTS OF OPERATIONS
---------------------

Certain operating data as a percentage of net sales were as follows:

                                                      Three Months Ended
                                                          April 30,
                                            -------------------------------------
                                                      2006              2005
                                            -------------------------------------
Net sales                                            100.0%            100.0%

Cost of sales                                         44.2              46.1
                                            -------------------------------------
Gross profit                                          55.8              53.9
Selling, general and administrative                   42.1              40.9
 expenses                                   -------------------------------------

Earnings from operations                              13.7              13.0

Other expenses, net                                    0.7               0.8
                                            -------------------------------------
Earnings before income taxes                          13.0              12.2

Provision for income taxes                             5.0               4.3
                                            -------------------------------------
Net earnings                                           8.0%              7.9%
                                            -------------------------------------

Net Sales
---------
Net sales by channel of distribution were as follows:

                                                          Three Months Ended
(in thousands)                                                 April 30,
-------------------------------------------------------------------------------------------------
                                                                                    Increase
                                               2006                     2005       (Decrease)
                              -------------------------------------------------------------------
U.S. Retail                           $     260,580           $      255,852              2%

International Retail                        215,164                  190,316             13%

Direct Marketing                             29,957                   28,936              4%

Other                                        33,540                   34,797             (4%)
                              ------------------------------------------------------------------
                                      $     539,241           $      509,901              6%
                              ------------------------------------------------------------------

A store's sales are included in "comparable store sales" when the store has been open for more than 12 months. In markets other than Japan, sales for relocated stores are included if the relocation occurs within the same geographical market. In Japan, sales for a new store or boutique are not included if the store was relocated from one department store to another or from a department store to a free-standing location. The results of a store in which the square footage has been expanded or reduced remain in the comparable store base in all markets.

In the second quarter of 2005, the Company placed responsibility for U.S. non-Internet business-to-business sales within the U.S. Retail channel and, consequently, began reporting non-Internet business-to-business sales in that channel. In the past, such sales were reported in the Direct Marketing channel, which will continue to report Internet business-to-business transactions. The prior year's amounts affected by the change have been revised to conform to the current year presentation.

U.S. Retail sales increased 2% in the first quarter as a result of new store openings in the past year. Comparable store sales declined 1%. Comparable branch store sales were equal to the prior year and sales in the New York flagship store declined 7%. Management expects a mid-single-digit percentage increase in full year 2006 U.S. comparable store sales.

International Retail sales, on a constant-exchange-rate basis, increased 21% and comparable store sales increased 16% in the first quarter.

In Japan (which represented 20% of net sales in fiscal year 2005), on a constant-exchange-rate basis, total retail sales increased 15% in the first quarter and comparable store sales increased 12%. Management's operational focus in Japan is on new products, targeted publicity and marketing, and enhancing the quality of selling locations and improving selling skills. Management believes that the focus on these initiatives has contributed to the improved results. Sales of engagement jewelry, fine jewelry and silver jewelry increased in the first quarter. Management expects a mid-single-digit increase in full year 2006 Japan comparable store sales.

In the Asia-Pacific region outside Japan (which represented 8% of net sales in fiscal year 2005), comparable store sales on a constant-exchange-rate basis increased 20% in the first quarter due to growth in all markets.

In Europe (which represented 6% of net sales in fiscal year 2005), comparable store sales on a constant-exchange-rate basis increased 24% in the first quarter due to growth in London and most of Continental Europe.

Direct Marketing sales rose 4% in the first quarter due to growth both in the number of orders shipped and the average order size.

Other sales decreased in the first quarter. In the specialty retail businesses, sales in LITTLE SWITZERLAND stores decreased 3% in the first quarter. The Company continues to invest in new IRIDESSE stores, which are devoted to the sale of pearl jewelry, and there are now seven such stores.

Management's plan for openings and closings of TIFFANY & CO. stores in 2006 are shown below and, in total, would represent a 6% net increase in gross square footage:

                                Actual Openings                 Expected
Location                        (Closings) 2006               Openings 2006
--------                        ---------------              ---------------
Mito, Japan                     First Quarter

Yonago, Japan                   First Quarter

Busan, Korea                   (First Quarter)

Monterrey, Mexico               First Quarter

Indianapolis, Indiana                                         Second Quarter

Atlantic City, New Jersey                                     Third Quarter

Tucson, Arizona                                               Third Quarter

Nashville, Tennessee                                          Third Quarter

Waikoloa, Hawaii                                              Fourth Quarter

Beijing, China                                                Second Quarter

Shanghai, China                                               Third Quarter

Macau                                                         Third Quarter

Vienna, Austria                                               Third Quarter

Vancouver, Canada                                             Fourth Quarter

Gross Margin
------------
Gross margin improved in the first quarter by 1.9 percentage points primarily driven by product sales mix, which more than offset higher precious metal prices. Geographic sales mix, with particularly stronger sales in Japan, also provided a benefit to a lesser extent. The Company is addressing, and as necessary will continue to address, the effect of higher precious metal costs by adjusting retail prices in various product categories.

Management's long-term strategy and objectives include achieving product manufacturing/sourcing efficiencies (including increased direct rough-diamond sourcing and internal manufacturing) and implementing selective price adjustments in order to maintain the Company's gross margin at, or above, prior year levels. Management expects gross margin in the full year 2006 to be approximately equal to the prior year.

Selling, General and Administrative Expenses
--------------------------------------------
SG&A expenses increased 9% in the first quarter with almost half of the increase resulting from increased marketing expense (largely due to the launch of the Frank Gehry jewelry collection). There was also incremental growth in labor, depreciation and occupancy expenses. As a percentage of net sales, SG&A expenses increased in the first quarter because sales growth was insufficient to offset increased marketing expenses and fixed costs. Management's objective is to improve the ratio of SG&A expenses to net sales by controlling expenses so that anticipated sales growth will result in improved earnings. Management continues to expect a high-single-digit percentage increase in SG&A expenses in full year 2006 and, if sales expectations are achieved, an improvement in the expense ratio.

Earnings from Operations
------------------------
Revisions were made to prior year's earnings (losses) from operations by segment to conform to the current year presentation and to reflect the manner in which management now evaluates the performance of segments. (See Note 7 to the Condensed Consolidated Financial Statements for further information on the revisions that were made).


                                            First                           First
                                           Quarter          % of           Quarter        % of
(in thousands)                              2006           Sales*           2005         Sales*
-------------------------------------------------------------------------------------------------
Earnings (losses) from
operations:
  U.S. Retail                           $   46,778           18%       $   46,261         18%

  International Retail                      54,896           26%           44,072         23%

  Direct Marketing                           8,148           27%            8,676         30%

  Other                                     (3,412)         (10%)          (1,515)        (4%)
                                       ---------------------------------------------------------
                                           106,410                         97,494

Unallocated corporate expenses             (32,163)                       (31,183)
                                       ---------------------------------------------------------
Earnings from operations                $   74,247                     $   66,311
                                       ---------------------------------------------------------

* Percentages represent earnings (losses) from operations as a percentage of each segment's net sales.

Earnings from operations rose 12% in the first quarter. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the first quarter of 2006 and 2005 was as follows:

o U.S. Retail was consistent with the prior year. An increase in gross margin (due to a change in product sales mix) was offset by increased SG&A expenses (particularly marketing expenses largely tied to the launch of the Frank Gehry jewelry collection as well as higher labor, depreciation and occupancy expenses);
o International Retail increased 3 percentage points primarily due to sales growth more than offsetting increased operating expenses;
o Direct Marketing decreased 3 percentage points primarily because sales growth was insufficient to absorb increased operating expenses; and
o Other decreased 6 percentage points primarily due to the continued investment in the expansion of the specialty retail businesses.

Unallocated corporate expenses include certain costs related to administrative support functions, such as information technology, finance, legal and human resources, which the Company does not allocate to its segments.

Provision for Income Taxes
--------------------------
The effective income tax rate for the three months ended April 30, 2006 was 38.6% versus 35.5% in the three months ended April 30, 2005. The lower effective tax rate in the first quarter of 2005 primarily reflected a $1,500,000 tax benefit associated with the repatriation provisions of the American Jobs Creation Act of 2004.

Management continues to expect the effective tax rate to be approximately 38% for full year 2006.

New Accounting Standards
------------------------
See Note 2 to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity needs are primarily a function of its requirements for seasonal and expansion-related working capital and capital expenditures. The Company had a net cash outflow from operating activities of $43,755,000 in the first quarter of 2006, compared with an outflow of $45,745,000 in the first quarter of 2005. Tax payments in 2006 were lower than 2005 when taxes on the gain from the sale of the Company's equity investment in Aber Diamond Corporation were paid. In addition, inventory purchases in the first quarter were higher than in the first quarter of 2005, as discussed in the Working Capital section below.

Working Capital
---------------
Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,293,511,000 and 4.6 at April 30, 2006, compared with $1,334,233,000 and 4.7 at January 31, 2006 and $1,206,307,000 and 4.9 at April 30, 2005.

Accounts receivable, less allowances at April 30, 2006 were 10% higher than at January 31, 2006 and was affected by the timing of certain end-of-month receipts which were collected in May and were 29% higher than at April 30, 2005 partly due to sales growth and also affected by the timing of receipts.

Inventories, net at April 30, 2006 were 8% above those at January 31, 2006 and 6% above those at April 30, 2005. Combined raw material and work-in-process inventories increased 9% versus January 31, 2006 and 13% versus April 30, 2005 due to increased costs and quantities needed to support increased internal jewelry manufacturing. Finished goods inventories increased 7% versus January 31, 2006, and 4% versus April 30, 2005, partly due to weaker-than-expected U.S. sales growth as well as anticipated comparable store sales growth and store openings. Changes in foreign currency exchange rates increased inventories, net by 1% compared to January 31, 2006 and decreased inventories, net 1% compared to April 30, 2005.

The Company continually strives to improve its inventory management by developing more effective systems and processes for product development, assortment planning, sales forecasting, supply-chain logistics and store replenishment. Management continues to expect a mid-to-high single-digit percentage increase in the overall year-over-year inventory growth rate in 2006.

Capital Expenditures
--------------------
Capital expenditures  were  $43,928,000  in  the  first  quarter  compared  with
$31,879,000 in the first quarter of 2005. Management estimates that capital expenditures will be approximately $170,000,000 in 2006 (compared with approximately $157,000,000 in the prior year) due to costs related to the opening and renovation of stores and to ongoing investments in new systems.

In 2000, the Company began a multi-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. The Company has spent approximately $94,000,000 to-date for New York store related projects. Based on current plans, the Company estimates that the overall cost of these projects will be $110,000,000 when completed by the end of 2006.

Share Repurchases
-----------------
In March 2005, the Company's Board of Directors approved a stock repurchase program ("2005 Program") that authorized the repurchase of up to $400,000,000 of the Company's Common Stock through March 2007 by means of open market or private transactions. The 2005 Program replaced and terminated an earlier program. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions. In the first quarter, the Company repurchased and retired 2,179,272 shares of Common Stock at a total cost of $79,750,000, or an average cost of $36.59 per share. At April 30, 2006, there remained $196,416,000 of authorization for future repurchases under the 2005 Program.

Borrowings
----------
The Company's sources of working capital are internally-generated cash flows and funds available under a revolving credit facility.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 27% at April 30, 2006, 26% at January 31, 2006 and 26% at April 30, 2005.

At April 30, 2006, the Company was in compliance with all loan covenants.

Based on the Company's financial position at April 30, 2006, management anticipates that cash on hand, internally-generated cash flows and the funds available under its revolving credit facility will be sufficient to support the Company's planned worldwide business expansion, share repurchases, debt service and seasonal working capital increases for the foreseeable future.

Contractual Obligations
-----------------------
The Company's contractual cash obligations and commercial commitments at April 30, 2006 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2006.

Seasonality
-----------
As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.

Forward-Looking Statements
--------------------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, sales, retail prices, gross profit, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. Statements beginning with such words as "believes", "intends", "plans", and "expects" include forward-looking statements that are based on management's expectations given facts as currently known by management on the date this quarterly report was filed with the Securities and Exchange Commission. All forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

The statements in this quarterly report are made as of the date this quarterly report was filed with the Securities and Exchange Commission and the Company undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changes in expectations or otherwise.

PART I.  Financial Information
Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk

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

In Japan, the Company uses yen put options to minimize the effect of a weakening yen on U.S. dollar-denominated transactions. To a lesser extent, the Company uses foreign-exchange forward contracts to protect against weakening local currencies. Gains or losses on these instruments substantially offset losses or gains on the assets, liabilities and transactions being hedged. Management neither foresees nor expects significant changes in foreign currency exposure in the near future.

The Company uses interest-rate swap contracts related to certain debt arrangements to manage its net exposure to interest rate changes. The interest-rate swap contracts effectively convert fixed-rate obligations to floating-rate instruments. Additionally, since the fair value of the Company's fixed-rate long-term debt is sensitive to interest rate changes, the interest-rate swap contracts serve as a hedge to changes in the fair value of these debt instruments.

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

PART II. Other Information
Item 1A. Risk Factors

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

(viii) that existing product supply arrangements, including license arrangements with third-party designers, will continue;

(ix) that the wholesale and retail market for high-quality rough and cut diamonds will provide continuity of supply and pricing within the quality grades, colors and sizes that customers demand;

(x) that the Company's diamond supply initiatives achieve their financial and strategic objectives;

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


PART II. Other Information
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the first fiscal quarter of 2006:


--------------------------------------------------------------------------------------------------------------
                                                                             (c)Total
                                                                            Number of          (d)Approximate
                                                                               Shares            Dollar Value
                                                                            Purchased          of Shares that
                                        (a)Total                            Under all              May Yet be
                                       Number of       (b)Average            Publicly               Purchased
                                          Shares       Price Paid           Announced               Under the
Period                                 Purchased        Per Share           Programs*               Programs*
--------------------------------------------------------------------------------------------------------------
February 1, 2006
through
February 28, 2006                              -                -                   -            $276,166,000
--------------------------------------------------------------------------------------------------------------
March 1, 2006
through
March 31, 2006                           264,000           $37.62             264,000            $266,234,000
--------------------------------------------------------------------------------------------------------------
April 1, 2006
through
April 30, 2006                         1,915,272           $36.45           1,915,272            $196,416,000
--------------------------------------------------------------------------------------------------------------
Total                                  2,179,272           $36.59           2,179,272            $196,416,000
--------------------------------------------------------------------------------------------------------------



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


                                            TIFFANY & CO.
                                            (Registrant)


Date: June 2, 2006               By:        /s/ James N. Fernandez
                                            ------------------------------------
                                            James N. Fernandez
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

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