Form 10-Q
period 2006-07-31
TIFFANY & CO
filed 2006-09-01
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 2006.

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 138,148,139 shares outstanding at the close of business on August 31, 2006.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2006





PART I - FINANCIAL INFORMATION                                                                 PAGE
                                                                                               ----

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - July 31, 2006,
                January 31, 2006 and July 31, 2005 (Unaudited)                                   3

            Condensed Consolidated Statements of Earnings - for the
                three and six months ended July 31, 2006
                and 2005 (Unaudited)                                                             4

            Condensed Consolidated Statements of Stockholders' Equity -
                for the six months ended July 31, 2006
                and Comprehensive Earnings - for the three and six months
                Ended July 31, 2006 and 2005 (Unaudited)                                         5

            Condensed Consolidated Statements of Cash Flows - for the
                six months ended July 31, 2006 and 2005 (Unaudited)                              6

            Notes to Condensed Consolidated Financial Statements
                (Unaudited)                                                                   7-11


Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                12-20

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                          21


Item 4.     Controls and Procedures                                                             22


PART II - OTHER INFORMATION


Item 1A.    Risk Factors                                                                        23

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                         24

Item 4.     Submission of Matters to a Vote of Security Holders                                 25

Item 6.     Exhibits                                                                            26

            (a)  Exhibits



PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)



                                                                           July 31,        January 31,         July 31,
                                                                             2006              2006              2005
                                                                         --------------    --------------    --------------
ASSETS

Current assets:
Cash and cash equivalents                                              $       146,941   $       393,609   $       128,611
Accounts receivable, less allowances
  of $7,095, $8,002 and $6,198                                                 143,446           142,294           126,000
Inventories, net                                                             1,236,995         1,060,164         1,066,371
Deferred income taxes                                                           80,404            69,576            72,084
Prepaid expenses and other current assets                                       62,410            33,200            51,991
                                                                       ----------------  ----------------  ----------------

Total current assets                                                         1,670,196         1,698,843         1,445,057

Property, plant and equipment, net                                             904,479           866,004           916,374
Deferred income taxes                                                           30,411            29,828                 -
Other assets, net                                                              181,940           182,597           139,237
                                                                       ----------------  ----------------  ----------------

                                                                       $     2,787,026   $     2,777,272   $     2,500,668
                                                                       ================  ================  ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                  $       142,215   $        38,942   $        22,966
Current portion of long-term debt                                                6,272             6,186                 -
Accounts payable and accrued liabilities                                       199,301           202,646           178,322
Income taxes payable                                                            31,467            60,364            20,510
Merchandise and other customer credits                                          57,577            56,472            51,491
                                                                       ----------------  ----------------  ----------------

Total current liabilities                                                      436,832           364,610           273,289

Long-term debt                                                                 423,819           426,548           381,297
Postretirement/employment benefit obligations                                   42,876            41,982            40,778
Deferred income taxes                                                              935                 -             9,790
Other long-term liabilities                                                    122,013           113,219           101,539

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares,
  none issued and outstanding                                                        -                 -                 -
Common Stock, $0.01 par value; authorized 240,000 shares,
  issued and outstanding 138,139, 142,509 and 142,385                            1,381             1,425             1,424
Additional paid-in capital                                                     504,678           488,960           445,349
Retained earnings                                                            1,237,237         1,331,321         1,236,757
Accumulated other comprehensive gain, net of tax:
  Foreign currency translation adjustments                                      16,050             5,281             9,525
  Deferred hedging gain                                                            655             3,247               591
  Unrealized gain on marketable securities                                         550               679               329
                                                                       ----------------  ----------------  ----------------

Total stockholders' equity                                                   1,760,551         1,830,913         1,693,975
                                                                      -----------------  ----------------  ----------------


                                                                       $     2,787,026   $     2,777,272   $     2,500,668
                                                                       ================  ================  ================


See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)




                                                                      Three Months Ended                   Six Months Ended
                                                                          July 31,                            July 31,
                                                               ---------------------------------   ---------------------------------
                                                                     2006               2005             2006               2005
                                                               --------------     --------------   --------------     --------------
Net sales                                                      $     574,940      $     526,701    $   1,114,181      $   1,036,602

Cost of sales                                                        257,962            234,617          496,077            469,697
                                                               --------------     --------------   --------------     --------------

Gross profit                                                         316,978            292,084          618,104            566,905

Selling, general and administrative expenses                         244,342            218,016          471,221            426,526
                                                               --------------     --------------   --------------     --------------

Earnings from operations                                              72,636             74,068          146,883            140,379

Other expenses, net                                                    5,307              3,858            9,282              8,064
                                                               --------------     --------------   --------------     --------------

Earnings before income taxes                                          67,329             70,210          137,601            132,315

Provision for income taxes                                            26,185             19,659           53,315             41,706
                                                               --------------     --------------   --------------     --------------

Net earnings                                                   $      41,144      $      50,551    $      84,286      $      90,609
                                                               ==============     ==============   ==============     ==============

Net earnings per share:

  Basic                                                        $        0.30      $        0.35    $        0.60      $        0.63
                                                               ==============     ==============   ==============     ==============
  Diluted                                                      $        0.29      $        0.35    $        0.59      $        0.62
                                                               ==============     ==============   ==============     ==============

Weighted average number of common shares:

  Basic                                                              139,170            142,989          140,556            143,618
  Diluted                                                            141,177            144,930          142,896            145,533


See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            ---------------------------------------------------------
                           AND COMPREHENSIVE EARNINGS
                           --------------------------
                                   (Unaudited)
                                   ----------
                                 (in thousands)

                                                                             Accumulated
                                                   Total                            Other                                 Additional
                                           Stockholders'        Retained    Comprehensive           Common Stock             Paid-in
                                                  Equity        Earnings      Gain (Loss)        Shares        Amount        Capital
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2006                $   1,830,913    $  1,331,321    $      9,207        142,509    $    1,425    $   488,960
Exercise of stock options and vesting
 of restricted stock units                        3,978             -               -              213             2          3,976
Tax benefit from exercise of stock
 options and vesting of restricted
 stock units                                      1,034             -               -              -             -            1,034
Share-based compensation expense                 16,729             -               -              -             -           16,729
Issuance of Common Stock
 under the Employee Profit Sharing
 and Retirement Savings Plan                      4,550             -               -              121             1          4,549
Purchase and retirement of Common
 Stock                                         (163,589)       (152,972)            -           (4,704)          (47)       (10,570)
Cash dividends on Common Stock                  (25,398)        (25,398)            -              -             -              -
Deferred hedging loss, net of tax                (2,592)            -            (2,592)           -             -              -
Unrealized gain on marketable
 securities, net of tax                            (129)            -              (129)           -             -              -
Foreign currency translation
 adjustments, net of tax                         10,769             -            10,769            -             -              -
Net earnings                                     84,286          84,286             -              -             -              -
                                          ------------------------------------------------------------------------------------------
Balances, July 31, 2006                   $   1,760,551    $  1,237,237    $     17,255        138,139    $    1,381    $   504,678
                                          ==========================================================================================



                                                 Three Months Ended                Six Months Ended
                                                      July 31,                         July 31,
                                          --------------------------------   --------------------------------
                                                 2006          2005                2006          2005
                                          --------------------------------   --------------------------------
Net earnings                               $      41,144  $     50,551        $   84,286     $   90,609
Other comprehensive gain (loss), net
of tax:
  Deferred hedging gain (loss)                       984         2,040            (2,592)         2,709
  Foreign currency translation
    adjustments                                    1,857       (16,475)           10,769        (19,520)
  Unrealized (loss) gain on
    marketable securities                           (164)          330              (129)           180
                                          --------------------------------   --------------------------------
Comprehensive earnings                     $      43,821  $     36,446        $   92,334     $   73,978
                                          ================================   ================================


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




                                                                                                    Six Months Ended
                                                                                                        July 31,
                                                                                         ---------------------------------------
                                                                                                2006                 2005
                                                                                         ----------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                            $       84,286       $       90,609
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                                 58,259               55,099
    Excess tax benefits from share-based payment arrangements                                       (721)              (1,024)
    Provision for inventories                                                                      4,937                4,062
    Deferred income taxes                                                                        (13,067)             (22,059)
    Provision for postretirement/employment benefits                                                 894                  558
    Share-based compensation expense                                                              16,423               12,357
  Changes in assets and liabilities:
    Accounts receivable                                                                            3,391                 (265)
    Inventories                                                                                 (172,898)             (34,918)
    Prepaid expenses and other current assets                                                    (32,871)             (23,151)
    Other assets, net                                                                               (348)                 619
    Accounts payable and accrued liabilities                                                         (32)                 148
    Income taxes payable                                                                         (28,309)             (94,954)
    Merchandise and other customer credits                                                         1,008                 (732)
    Other long-term liabilities                                                                    6,322               12,549
                                                                                         ----------------     ----------------


  Net cash used in operating activities                                                          (72,726)              (1,102)
                                                                                         ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities and short-term investments                                 (122,529)             (99,589)
  Proceeds from sale of marketable securities and short-term investments                         122,215              238,175
  Capital expenditures                                                                           (88,339)             (76,310)
  Other, net                                                                                        (286)                (101)
                                                                                         ----------------     ----------------

  Net cash (used in) provided by investing activities                                            (88,939)              62,175
                                                                                         ----------------     ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayments of) short-term borrowings, net                                       102,933              (17,089)
  Fees and expenses related to new short-term borrowings                                               -                 (397)
  Repayment of current portion of long-term debt                                                  (5,807)                   -
  Repurchase of Common Stock                                                                    (163,589)             (83,948)
  Proceeds from exercise of stock options                                                          3,978                4,330
  Excess tax benefits from share-based payment arrangements                                          721                1,024
  Cash dividends on Common Stock                                                                 (25,398)             (20,123)
                                                                                         ----------------     ----------------


  Net cash used in financing activities                                                          (87,162)            (116,203)
                                                                                         ----------------     ----------------


  Effect of exchange rate changes on
  cash and cash equivalents                                                                        2,159               (3,940)
                                                                                         ----------------       ----------------

  Net decrease in cash and cash equivalents                                                     (246,668)             (59,070)
  Cash and cash equivalents at beginning of year                                                 393,609              187,681
                                                                                         ----------------       ----------------


  Cash and cash equivalents at end of six months                                          $      146,941        $     128,611
                                                                                         ----------------       ----------------





See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 2006 and 2005 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2006 is derived from the audited financial statements, which are included in the Company's Report on Form 10-K and should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          The Company's business is seasonal, with a higher proportion of sales and earnings generated in the fourth quarter of the fiscal year and, therefore, the results of its operations for the three and six months ended July 31, 2006 and 2005 are not necessarily indicative of the results of the entire fiscal year.

2.        NEW ACCOUNTING STANDARDS

          In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" which clarifies the accounting for uncertainty in tax positions by prescribing a more-likely-than-not recognition threshold for tax positions taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the effect that the adoption of FIN No. 48 will have on the Company's financial position and earnings.

          In October 2005, the FASB issued Staff Position ("FSP") No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" which requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP No. FAS 13-1 in the first quarter of 2006 had no impact on the Company's financial position, earnings and cash flows.

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


3.        INVENTORIES

                                             July 31,           January 31,              July 31,
          (in thousands)                         2006                  2006                  2005
          ---------------------------------------------------------------------------------------------
          Finished goods              $       847,778        $       764,041       $       787,973
          Raw materials                       318,095                244,400               231,924
          Work-in-process                      71,122                 51,723                46,474
                                     ---------------------  -------------------   ---------------------
          Inventories, net            $     1,236,995        $     1,060,164       $     1,066,371
                                     ---------------------  -------------------   ---------------------

          LIFO-based inventories at July 31, 2006, January 31, 2006 and July 31, 2005 represented 71%, 69% and 70% of inventories, net, with the current cost exceeding the LIFO inventory value by $85,091,000, $75,624,000 and $68,228,000 at the end of each period.

4.        INCOME TAXES

          The effective income tax rates for the three and six months ended July 31, 2006 were 38.9% and 38.7%, versus 28.0% and 31.5% in the three and six months ended July 31, 2005. The lower effective tax rates in the three and six months ended July 31, 2005 primarily reflected tax benefits of $6,600,000 and $8,100,000, respectively, associated with the repatriation provisions of the American Jobs Creation Act of 2004.

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

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                               Three Months Ended              Six Months Ended
                                                                    July 31,                       July 31,
                                                        -------------------------------------------------------------
         (in thousands)                                      2006            2005           2006            2005
         ------------------------------------------------------------------------------------------------------------
         Net earnings for basic
           and diluted EPS                            $    41,144      $   50,551     $   84,286     $    90,609
                                                        =============================================================

         Weighted average shares for
           basic EPS                                      139,170         142,989        140,556         143,618

         Incremental shares based
           upon the assumed exercise
           of stock options and
           restricted stock units                           2,007           1,941          2,340           1,915
                                                        -------------------------------------------------------------

         Weighted average shares for
           diluted EPS                                    141,177         144,930        142,896         145,533
                                                        =============================================================

          For the three months ended July 31, 2006 and 2005, there were 6,672,000 and 7,504,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2006 and 2005, there were 5,221,000 and 7,543,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

6.        EMPLOYEE BENEFIT PLANS

          The Company maintains several pension and retirement plans, as well as provides certain health-care and life insurance benefits.

          Net periodic pension and other postretirement benefit expense included the following components:

                                                                        Three Months Ended July 31,
                                                        -------------------------------------------------------------
                                                                                                      Other
                                                                                                 Postretirement
                                                                  Pension Benefits                  Benefits
                                                        -------------------------------------------------------------
         (in thousands)                                         2006            2005           2006           2005
         ------------------------------------------------------------------------------------------------------------
         Service cost                                    $     3,840     $     3,181    $       376    $       342
         Interest cost                                         3,502           2,904            429            421
         Expected return on plan
          assets                                              (2,944)         (2,519)             -              -
         Amortization of prior
          service cost                                           175             201           (293)          (298)
         Amortization of net loss                              1,147             592             85             89
                                                        -------------------------------------------------------------
         Net expense                                     $     5,720     $     4,359    $       597    $       554
                                                        ============================================================-

                                                                         Six Months Ended July 31,
                                                        -------------------------------------------------------------
                                                                                                       Other
                                                                                                  Postretirement
                                                                  Pension Benefits                   Benefits
                                                        -------------------------------------------------------------
         (in thousands)                                         2006            2005           2006           2005
         ------------------------------------------------------------------------------------------------------------
         Service cost                                    $     7,680     $     6,362    $       752    $       684
         Interest cost                                         7,004           5,808            858            842
         Expected return on plan
          assets                                              (5,888)         (5,038)             -              -
         Amortization of prior
          service cost                                           350             402           (586)          (596)
         Amortization of net loss                              2,294           1,184            170            178
                                                        -------------------------------------------------------------
         Net expense                                     $    11,440     $     8,718    $     1,194    $     1,108
                                                        =============================================================

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

          Revisions were made to the prior year's segment amounts to conform to the current year presentation and to reflect the revised manner in which management evaluates the performance of segments. Effective with the first quarter of 2006, the Company allocates LIFO charges between its reportable segments based only upon sales of U.S. and foreign branches, which value their inventories using the LIFO method.

          Certain information relating to the Company's segments is set forth below:


                                                    Three Months Ended                    Six Months Ended
                                                         July 31,                             July 31,
                                            -------------------------------------------------------------------------
         (in thousands)                                2006               2005              2006                2005
         ------------------------------------------------------------------------------------------------------------
         Net sales:
           U.S. Retail                      $       288,556    $       267,710   $       549,136    $        523,562
           International
             Retail                                 223,153            202,104           438,317             392,420
           Direct Marketing                          35,742             30,354            65,699              59,290
                                            -------------------------------------------------------------------------
           Total reportable
             segments                               547,451            500,168         1,053,152             975,272
           Other                                     27,489             26,533            61,029              61,330
                                            -------------------------------------------------------------------------
                                            $       574,940    $       526,701   $     1,114,181     $     1,036,602
                                            =========================================================================


         Earnings (losses)
           from operations*:
           U.S. Retail                      $        48,799    $        53,268   $        95,577   $         99,529
           International
            Retail                                   53,462             44,344           108,358             88,416
           Direct Marketing                          11,194              9,516            19,342             18,192
                                           -------------------------------------------------------------------------
           Total reportable
            segments                                113,455            107,128           223,277            206,137
            Other                                    (7,404)            (3,127)          (10,816)            (4,642)
                                           -------------------------------------------------------------------------
                                            $       106,051    $       104,001   $       212,461   $        201,495
                                           ==========================================================================
         *    Represents earnings (losses) from operations before unallocated corporate expenses and other expenses, net.

         The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings before income taxes:

                                                   Three Months Ended                     Six Months Ended
                                                        July 31,                              July 31,
                                           -------------------------------------------------------------------------
         (in thousands)                               2006               2005              2006               2005
         -----------------------------------------------------------------------------------------------------------
         Earnings from
          operations for
          segments                          $       106,051    $       104,001   $       212,461   $        201,495

         Unallocated
          corporate expenses                        (33,415)           (29,933)          (65,578)           (61,116)

         Other expenses, net                         (5,307)            (3,858)           (9,282)            (8,064)
                                           -------------------------------------------------------------------------

         Earnings before
          income taxes                      $        67,329    $        70,210   $       137,601   $        132,315
                                           =========================================================================

         Unallocated corporate expenses include certain costs related to administrative support functions, such as information technology, finance, legal and human resources, which the Company does not allocate to its segments.

8.      SUBSEQUENT EVENTS

        On August 17, 2006, the Company's Board of Directors declared a quarterly dividend of $0.10 per share. This dividend will be paid on October 10, 2006 to stockholders of record on September 20, 2006.

        In August 2006, the Company's Board of Directors extended the expiration date of the Company's current share repurchase program to December 2009. The current program was scheduled to expire in March 2007. In addition, the Company's Board of Directors authorized the Company to repurchase up to an additional $700,000,000 of the Company's common stock through open market or private transactions. With the additional authorization, there remains $812,577,000 available for future repurchases.

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

The Company's channels of distribution are as follows:

o U.S. Retail includes sales in TIFFANY & CO. stores in the U.S. and, to a lesser extent, sales of TIFFANY & CO. products through business-to-business sales personnel in the U.S.;
o International Retail includes sales in TIFFANY & CO. stores and department store boutiques outside the U.S. and, to a lesser extent, business-to-business, Internet and wholesale sales of TIFFANY & CO. products outside the U.S.;
o Direct Marketing includes Internet and catalog sales of TIFFANY & CO. products in the U.S.; and
o Other includes worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. ("specialty retail"), as well as wholesale sales of diamonds obtained through the Company's diamond sourcing program but subsequently deemed not suitable for production by its manufacturing operations.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

HIGHLIGHTS

o Net sales increased 9% in the three months ("second quarter") ended July 31, 2006 and 7% in the six months ("first half") ended July 31, 2006. On a constant-exchange-rate basis (see Non-GAAP Measures section below), net sales rose 10% in the second quarter and 9% in the first half and worldwide comparable store sales rose 6% and 5% in those periods.
o U.S. comparable store sales increased 5% in the second quarter and 2% in the first half, and Japan comparable retail sales (on a constant-exchange-rate basis) increased 2% and 7% in those periods.
o Two retail locations were opened during the second quarter, one in Indianapolis, Indiana and one in Beijing, China.
o The Company repurchased and retired 2.5 million and 4.7 million shares of its Common Stock during the second quarter and first half of 2006.
o In May 2006, the Board of Directors increased the annual dividend rate by 25%.

NON-GAAP MEASURES
-----------------

The Company's reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar.

The Company reports information in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). Internally, management monitors the sales performance of its international stores and boutiques on a non-GAAP basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars ("constant-exchange-rate basis"). Management believes this constant-exchange-rate measure is a more representative assessment of the sales performance of its international stores and boutiques and provides better comparability between reporting periods.

The Company's management does not, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The Company presents such non-GAAP financial measures in reporting its financial results to provide investors with an additional tool to evaluate the Company's operating results.

The following table reconciles net sales percentage increases (decreases) from the GAAP to the non-GAAP basis:



                                Second Quarter 2006 vs. 2005                       First Half 2006 vs. 2005
                        ---------------------------------------------   ---------------------------------------------
                                                       Constant-                                         Constant-
                                         Trans-        Exchange-                          Trans-         Exchange-
                            GAAP         lation          Rate                GAAP         lation           Rate
                          Reported       Effect          Basis             Reported       Effect          Basis
                       ----------------------------------------------------------------------------------------------
Net Sales:
----------
Worldwide                     9%            (1%)           10%                7%            (2%)             9%

U.S. Retail                   8%             -              8%                5%              -              5%

International
 Retail                      10%            (2%)           12%                12%           (4%)            16%

Japan Retail                  1%            (5%)            6%                3%            (8%)            11%

Other Asia-
 Pacific                     23%             2%            21%                21%             -             21%

Europe                       19%             3%            16%                18%           (3%)            21%

Comparable Store Sales:
----------------------
Worldwide                     6%             -              6%                4%            (1%)             5%

U.S. Retail                   5%             -              5%                2%              -              2%

International
 Retail                       8%            (2%)           10%                8%            (5%)            13%

Japan Retail                 (3%)           (5%)            2%               (1%)           (8%)             7%

Other Asia-
 Pacific                     28%             1%            27%                24%             -             24%

Europe                       20%             3%            17%                17%           (3%)            20%



RESULTS OF OPERATIONS
---------------------
Certain operating data as a percentage of net sales were as follows:

                                                   Second Quarter                            First Half
                                         -----------------------------------    --------------------------------------
                                                    2006         2005                  2006               2005
                                         -----------------------------------------------------------------------------

Net sales                                          100.0%      100.0%                 100.0%             100.0%
Cost of sales                                       44.9        44.5                   44.5               45.3
                                         -----------------------------------    --------------------------------------
Gross profit                                        55.1        55.5                   55.5               54.7
Selling, general and
 administrative expenses                            42.5        41.4                   42.3               41.1
                                         -----------------------------------    --------------------------------------
Earnings from operations                            12.6        14.1                   13.2               13.6
Other expenses, net                                  0.8         0.8                    0.8                0.8
                                         -----------------------------------    --------------------------------------
Earnings before income
 taxes                                              11.8        13.3                   12.4               12.8
Provision for income
 taxes                                               4.6         3.7                    4.8                4.1
                                         -----------------------------------    --------------------------------------
Net earnings                                         7.2%        9.6%                   7.6%               8.7%
                                         ===================================    ======================================



Net Sales
---------
Net sales by channel of distribution were as follows:

(in thousands)                                                          Second Quarter
----------------------------------------------------------------------------------------------------------------------
                                                               2006                        2005            Increase
                                         -----------------------------------------------------------------------------
U.S. Retail                                       $         288,556           $         267,710                  8%
International Retail                                        223,153                     202,104                 10%
Direct Marketing                                             35,742                      30,354                 18%
Other                                                        27,489                      26,533                  4%
                                         -----------------------------------------------------------------------------
                                                  $         574,940           $         526,701                  9%
                                         =============================================================================

(in thousands)                                                            First Half
----------------------------------------------------------------------------------------------------------------------
                                                               2006                        2005            Increase
                                         -----------------------------------------------------------------------------
U.S. Retail                                       $         549,136           $         523,562                  5%
International Retail                                        438,317                     392,420                 12%
Direct Marketing                                             65,699                      59,290                 11%
Other                                                        61,029                      61,330                   -
                                         -----------------------------------------------------------------------------
                                                  $       1,114,181           $       1,036,602                  7%
                                         =============================================================================

A store's sales are included in "comparable store sales" when the store has been open for more than 12 months. In all markets except Japan, sales for relocated stores are included if the relocation occurs within the same geographical market. In Japan, sales for a new store or boutique are not included if the store was relocated from one department store to another or from a department store to a free-standing location. The results of a store in which the square footage has been expanded or reduced remain in the comparable store base in all markets.

U.S. Retail sales increased 8% in the second quarter and 5% in the first half. Comparable store sales increased 5% in the second quarter (consisting of increases of 5% in the New York flagship store and 4% in branch stores) and 2% in the first half (consisting of a 1% decline in the New York flagship store and a 2% increase in branch stores), due to an increase in the average transaction size. In both the second quarter and first half, the Company experienced growth in most jewelry categories. Management continues to expect a mid-single-digit percentage increase in full year 2006 U.S. comparable store sales.

International Retail sales, on a constant-exchange-rate basis, increased 12% in the second quarter and 16% in the first half. Comparable store sales increased 10% and 13% for those periods.

In Japan (which represented 20% of net sales in fiscal year 2005), on a constant-exchange-rate basis, total retail sales increased 6% in the second quarter and 11% in the first half, due to an increase in the average transaction size. Strong sales of engagement and designer jewelry were experienced in the second quarter and first half. Comparable store sales increased 2% and 7% for the same periods. In addition to marketing new products, management is focused on enhancing the quality of selling locations and improving sales training and selling skills. Management currently expects a low-single-digit increase in full year 2006 Japan comparable store sales.

In the Asia-Pacific region outside Japan (which represented 8% of net sales in fiscal year 2005), comparable store sales on a constant-exchange-rate basis increased 27% in the second quarter and 24% in the first half due to growth in most markets.

In Europe (which represented 6% of net sales in fiscal year 2005), comparable store sales on a constant-exchange-rate basis increased 17% in the second quarter and 20% in the first half due to growth in London and all Continental European markets.

Direct Marketing sales rose 18% in the second quarter and 11% in the first half due to growth both in the number of orders shipped and the average order size.

Other sales increased 4% in the second quarter, while sales in the first half were equal to the prior year. In the specialty retail businesses, sales in LITTLE SWITZERLAND stores increased 10% in the second quarter and 3% in the first half. The Company continues to invest in new IRIDESSE stores, which are devoted to the sale of pearl jewelry, and there are now nine such stores.

The Company expects to increase gross square footage of TIFFANY & CO. stores by 7% (net) in 2006. Management's plan for openings and closings of TIFFANY & CO. stores are shown below:

                                         Actual Openings                 Expected
Location                                 (Closings) 2006               Openings 2006
--------                                 ---------------               -------------
Mito, Japan                               First Quarter
Yonago, Japan                             First Quarter
Busan, Korea                             (First Quarter)
Monterrey, Mexico                         First Quarter
Indianapolis, Indiana                     Second Quarter
Tottori, Japan                           (Second Quarter)
Beijing, China                            Second Quarter
Atlantic City, New Jersey                                              Third Quarter
Tucson, Arizona                                                        Third Quarter
Nashville, Tennessee                                                   Third Quarter
Waikoloa, Hawaii                                                       Fourth Quarter
Tokyo-Roppongi Hills, Japan                                            Fourth Quarter
Shanghai, China                                                        Third Quarter
Macau, China                                                           Third Quarter
Busan, Korea                                                           Third Quarter
Vienna, Austria                                                        Third Quarter
Vancouver, Canada                                                      Fourth Quarter

Gross Margin
------------
Gross margin declined in the second quarter by 0.4 percentage point primarily driven by higher product costs. Gross margin improved in the first half by 0.8 percentage point driven by favorable product sales mix partly offset by higher product costs. The Company is addressing, and as necessary will continue to address, the effect of higher precious metal costs by adjusting retail prices in various product categories.

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

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------
SG&A expenses increased 12% in the second quarter and 10% in the first half largely due to increased labor, depreciation and occupancy expenses (largely due to incremental growth). In addition, marketing expense increased in the first half largely due to the launch of the Frank Gehry jewelry collection. As a percentage of net sales, SG&A expenses increased in the second quarter and the first half because sales growth was insufficient to offset increased marketing expenses and fixed costs. Management's objective is to improve the ratio of SG&A expenses to net sales by controlling expenses so that anticipated sales growth will result in improved earnings. Management continues to expect a high-single-digit percentage increase in SG&A expenses in full year 2006 and, if sales expectations are achieved, an improvement in the expense ratio.

Earnings from Operations
------------------------

Revisions were made to prior year's earnings (losses) from operations by segment to conform to the current year presentation and to reflect the manner in which management now evaluates the performance of segments. (See Note 7 to the Condensed Consolidated Financial Statements).


                                                            Second                              Second
                                                            Quarter             % of            Quarter        % of
 (in thousands)                                              2006              Sales*            2005         Sales*
----------------------------------------------------------------------------------------------------------------------
Earnings (losses) from operations:
    U.S. Retail                                        $       48,799           17%       $       53,268        20%
    International Retail                                       53,462           24%               44,344        22%
    Direct Marketing                                           11,194           31%                9,516        31%
    Other                                                      (7,404)         (27%)              (3,127)      (12%)
                                                    ------------------------------------------------------------------
                                                              106,051                            104,001
Unallocated corporate expenses                                (33,415)                           (29,933)
                                                    ------------------------------------------------------------------
Earnings from operations                               $       72,636                     $       74,068
                                                    ==================================================================

* Percentages represent earnings (losses) from operations as a percentage of each segment's net sales.

Earnings from operations declined 2% in the second quarter. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the second quarter of 2006 and 2005 was as follows:

o U.S. Retail declined 3 percentage points primarily due to a decline in gross margin (due to higher product costs) and increased SG&A expenses (particularly labor, depreciation and occupancy expenses);
o International Retail increased 2 percentage points primarily due to sales growth and an improved gross margin (due to a change in product mix) and the leveraging of operating expenses;
o Direct Marketing was consistent with the prior year. A decrease in gross margin (due to higher product costs) was offset by the leveraging of operating expenses; and
o Other decreased 15 percentage points primarily due to the continued investment in the expansion of the specialty retail businesses.

                                                           First Half           % of          First Half         % of
(in thousands)                                                2006             Sales*            2005           Sales*
----------------------------------------------------------------------------------------------------------------------
Earnings (losses) from operations:
    U.S. Retail                                        $       95,577           17%       $       99,529         19%
    International Retail                                      108,358           25%               88,416         23%
    Direct Marketing                                           19,342           29%               18,192         31%
    Other                                                     (10,816)         (18%)              (4,642)        (8%)
                                                    ------------------------------------------------------------------
                                                              212,461                            201,495
Unallocated corporate expenses                                (65,578)                           (61,116)
                                                    ------------------------------------------------------------------
Earnings from operations                               $      146,883                     $      140,379
                                                    ==================================================================

* Percentages represent earnings (losses) from operations as a percentage of each segment's net sales.

Earnings from operations rose 5% in the first half. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the first half of 2006 and 2005 was as follows:

o U.S. Retail decreased 2 percentage points primarily due to increased SG&A expenses (higher labor, depreciation and occupancy expenses, as well as marketing expenses largely tied to the launch of the Frank Gehry jewelry collection);
o International Retail increased 2 percentage points primarily due to sales growth and an improved gross margin (due to a change in product mix) and the leveraging of operating expenses;
o Direct Marketing decreased 2 percentage points primarily due to a decline in gross margin (due to higher product costs) and increased operating expenses; and
o Other decreased 10 percentage points primarily due to the continued investment in the expansion of the specialty retail businesses.

Unallocated corporate expenses include certain costs related to administrative support functions, such as information technology, finance, legal and human resources, which the Company does not allocate to its segments. Increases of 12% in the second quarter and 7% in the first half were due to incremental labor and occupancy costs.

Provision for Income Taxes
--------------------------

The effective income tax rates for the second quarter and first half of 2006 were 38.9% and 38.7%, versus 28.0% and 31.5% in the prior year. The lower effective tax rates in the second quarter and first half of 2005 primarily reflected tax benefits of $6,600,000 and $8,100,000, respectively, associated with the repatriation provisions of the American Jobs Creation Act of 2004.

Management continues to expect the effective tax rate to be approximately 38% for full year 2006.

New Accounting Standards
------------------------
See Note 2 to Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's liquidity needs are primarily a function of its requirements for seasonal and expansion-related working capital and capital expenditures. The Company had a net cash outflow from operating activities of $72,726,000 in the first half of 2006, compared with an outflow of $1,102,000 in the first half of 2005. Inventory purchases in the first half of 2006 were higher than in the first half of 2005, as discussed in the Working Capital section below. In addition, tax payments in 2006 were lower than 2005 when taxes on the gain from the sale of the Company's equity investment in Aber Diamond Corporation were paid.

Working Capital
---------------
Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,233,364,000 and 3.8 at July 31, 2006, compared with $1,334,233,000 and 4.7 at
January 31, 2006 and $1,171,768,000 and 5.3 at July 31, 2005.

Accounts receivable, less allowances at July 31, 2006 were 1% higher than at January 31, 2006 and were 14% higher than at July 31, 2005 primarily due to sales growth.

Inventories, net at July 31, 2006 were 17% above those at January 31, 2006 and 16% above those at July 31, 2005. Combined raw material and work-in-process inventories increased 31% versus January 31, 2006 and 40% versus July 31, 2005 due to increased precious metal costs and diamond quantities needed to support increased internal jewelry manufacturing. Finished goods inventories increased 11% versus January 31, 2006, and 8% versus July 31, 2005, reflecting anticipated comparable store sales growth and store openings. Changes in foreign currency exchange rates increased inventories, net by 1% compared to January 31, 2006 and had an insignificant effect on the change in inventory balances from July 31, 2005.

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

Capital Expenditures
--------------------

Capital expenditures were $88,339,000 in the first half of 2006 compared with $76,310,000 in the first half of 2005. Management estimates that capital expenditures will be approximately $170,000,000 in 2006 (compared with approximately $157,000,000 in the prior year) due to costs related to the opening and renovation of stores and to ongoing investments in new systems.

In 2000, the Company began a multi-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25%, and to provide additional space for customer service, customer hospitality and special exhibitions. The Company has spent approximately $99,000,000 to-date for New York store related projects and estimates that the overall cost of these projects will be $110,000,000 when completed by the end of 2006.

Share Repurchases
-----------------
In March 2005, the Company's Board of Directors approved a stock repurchase program ("2005 Program") that authorized the repurchase of up to $400,000,000 of the Company's Common Stock through March 2007 by means of open market or private transactions. The 2005 Program replaced and terminated an earlier program. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions. In the second quarter, the Company repurchased and retired 2,525,135 shares of Common Stock at a total cost of $83,839,000, or an average cost of $33.20 per share. In the first half of 2006, the Company repurchased and retired 4,704,407 shares of Common Stock at a total cost of $163,589,000, or an average cost of $34.77 per share. In August 2006, the Company's Board of Directors extended the expiration date of the Company's 2005 Program to December 2009. In addition, the Company's Board of Directors authorized the Company to repurchase up to an additional $700,000,000 of the Company's common stock through open market or private transactions. With the additional authorization, there remains $812,577,000 available for future repurchases.

Borrowings
----------
The Company's sources of working capital are internally-generated cash flows and funds available under a revolving credit facility.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 33% at July 31, 2006, 26% at January 31, 2006 and 24% at July 31, 2005.

At July 31, 2006, the Company was in compliance with all loan covenants.

Based on the Company's financial position at July 31, 2006, management anticipates that cash on hand, internally-generated cash flows and the funds available under its revolving credit facility will be sufficient to support the Company's planned worldwide business expansion, share repurchases, debt service and seasonal working capital increases for the foreseeable future.

Contractual Obligations
-----------------------
The Company's contractual cash obligations and commercial commitments at July 31, 2006 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2006.

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


PART II. Other Information
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the second fiscal quarter of 2006:


--------------------------------------------------------------------------------------------------------------
                                                                         (c)Total
                                                                        Number of              (d)Approximate
                                                                           Shares               Dollar  Value
                                                                        Purchased              of Shares that
                                        (a)Total                        Under all                  May Yet be
                                       Number of    (b)Average           Publicly                   Purchased
                                          Shares    Price Paid          Announced                   Under the
Period                                 Purchased     Per Share          Programs*                   Programs*
--------------------------------------------------------------------------------------------------------------
May 1, 2006
through
May 31, 2006                                   -             -                  -                $196,416,000
--------------------------------------------------------------------------------------------------------------
June 1, 2006
through
June 30, 2006                          2,525,135        $33.20          2,525,135                $112,577,000
--------------------------------------------------------------------------------------------------------------

July 1, 2006
through
July 31, 2006                                  -             -                  -                $112,577,000
--------------------------------------------------------------------------------------------------------------

Total                                  2,525,135        $33.20          2,525,135                $812,577,000
==============================================================================================================


* $812,577,000 remains available for future repurchases giving effect to action taken by Registrant's Board of Directors in August 2006. Prior to such action, the current stock repurchase program authorized the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions and was scheduled to expire on March 30, 2007. In
     August 2006, the Company's Board of Directors extended the expiration date of the program to December 2009 and increased the authorization amount by $700,000,000.


PART II.   OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At Registrant's Annual Meeting of Stockholders held on May 18, 2006 each of the nominees listed below was elected a director of Registrant to hold office until the next annual meeting of the stockholders and until his or her respective successor has been elected and qualified. Tabulated with the name of each of the nominees elected is the number of Common shares cast for each nominee and the number of Common shares withholding authority to vote for each nominee. There were no broker non-votes or abstentions with respect to the election of directors.

         Nominee                    Voted For             Withholding Authority

         Michael J. Kowalski        122,132,608                3,771,165
         Rose Marie Bravo           122,957,191                2,946,582
         William R. Chaney          122,153,271                3,750,502
         Samuel L. Hayes III        121,752,410                4,151,363
         Abby F. Kohnstamm          120,276,399                5,627,374
         Charles K. Marquis         121,838,905                4,064,868
         J. Thomas Presby           121,064,363                4,839,410
         James E. Quinn             122,191,322                3,712,451
         William A. Shutzer         120,233,896                5,669,877


At such meeting, the stockholders approved the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to examine the Company's fiscal 2006 financial statements. With respect to such appointment, 123,252,059 shares were voted to approve, 1,928,367 were voted against, and 723,347 shares abstained from voting. There were no broker non-votes with respect to the approval of the appointment of PricewaterhouseCoopers LLP.


The stockholders approved an amendment to the Company's 2005 Employee Incentive Plan to add additional limits on awards that may be made thereunder. With respect to such approval, 103,032,501 shares were voted to approve, 3,289,764 shares were voted against, and 1,547,846 shares abstained from voting. There were 18,033,662 broker non-votes with respect to the approval of the amendment to the Company's 2005 Employee Incentive Plan.

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


                                        TIFFANY & CO.
                                        (Registrant)


Date: September 1, 2006              By:    /s/ James N. Fernandez
                                            ----------------------------
                                            James N. Fernandez
                                            Executive Vice President and
                                            Chief Financial
                                            (principal financial officer)

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