Form 10-Q
period 2006-10-31
TIFFANY & CO
filed 2006-12-05
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934


                  For the quarterly period ended October 31, 2006.

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 135,347,259 shares outstanding at the close of business on November 30, 2006.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2006



PART I - FINANCIAL INFORMATION                                                            PAGE
                                                                                          ----
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - October 31, 2006,
                     January 31, 2006 and October 31, 2005 (Unaudited)                      3

                  Condensed Consolidated Statements of Earnings - for the three and nine months ended October 31, 2006 and
                     2005 (Unaudited)                                                       4

                  Condensed Consolidated Statements of Stockholders' Equity -
                     for the nine months ended October 31, 2006 and
                     Comprehensive Earnings - for the three and nine months
                     ended October 31, 2006 and 2005 (Unaudited)                            5

                  Condensed Consolidated Statements of Cash Flows - for the
                     nine months ended October 31, 2006 and 2005 (Unaudited)                6

                  Notes to Condensed Consolidated Financial Statements
                     (Unaudited)                                                         7-12


Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                      13-22

Item 3.           Quantitative and Qualitative Disclosures About Market Risk               23


Item 4.           Controls and Procedures                                                  24


PART II - OTHER INFORMATION


Item 1A.          Risk Factors                                                             25

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds              26

Item 6.           Exhibits                                                                 27

                  (a)  Exhibits



PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)



                                                                            October 31,      January 31,       October 31,
                                                                               2006             2006              2005
                                                                         --------------    --------------    --------------
ASSETS
Current assets:
Cash and cash equivalents                                              $        58,185   $       393,609   $       111,586
Accounts receivable, less allowances
   of $7,693, $8,002 and $6,670                                                150,067           142,294           129,454
Inventories, net                                                             1,309,466         1,060,164         1,104,326
Deferred income taxes                                                           78,727            69,576            74,544
Prepaid expenses and other current assets                                       70,977            33,200            73,801
                                                                       ----------------  ----------------  ----------------

Total current assets                                                         1,667,422         1,698,843         1,493,711

Property, plant and equipment, net                                             926,989           866,004           860,712
Deferred income taxes                                                           30,770            29,828               428
Other assets, net                                                              184,838           182,597           145,095
                                                                       ----------------  ----------------  ----------------

                                                                       $     2,810,019   $     2,777,272   $     2,499,946
                                                                       ================  ================  ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                  $       237,447   $        38,942   $        30,365
Current portion of long-term debt                                                6,259             6,186                 -
Accounts payable and accrued liabilities                                       223,377           202,646           182,831
Income taxes payable                                                             9,754            60,364            15,460
Merchandise and other customer credits                                          58,722            56,472            54,238
                                                                       ----------------  ----------------  ----------------

Total current liabilities                                                      535,559           364,610           282,894

Long-term debt                                                                 416,863           426,548           373,606
Postretirement/employment benefit obligations                                   43,323            41,982            41,106
Deferred income taxes                                                            1,072                 -                 -
Other long-term liabilities                                                    126,532           113,219           109,693

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares,
   none issued and outstanding                                                       -                 -                 -
Common Stock, $0.01 par value; authorized 240,000 shares,
   issued and outstanding 135,358, 142,509 and 142,120                           1,353             1,425             1,421
Additional paid-in capital                                                     510,527           488,960           464,109
Retained earnings                                                            1,159,044         1,331,321         1,219,946
Accumulated other comprehensive gain, net of tax:
  Foreign currency translation adjustments                                      14,948             5,281             5,183
  Deferred hedging gain                                                            646             3,247             1,828
  Unrealized gain on marketable securities                                         152               679               160
                                                                       ----------------  ----------------  ----------------

Total stockholders' equity                                                   1,686,670         1,830,913         1,692,647
                                                                       ----------------  ----------------  ----------------

                                                                       $     2,810,019   $     2,777,272   $     2,499,946
                                                                       ================  ================  ================


See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AMD SUBSIDIARIES
                         ------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)




                                                                      Three Months Ended                  Nine Months Ended
                                                                          October 31,                         October 31,
                                                               ---------------------------------   ---------------------------------
                                                                    2006               2006             2005               2005
                                                               --------------     --------------   --------------     --------------
Net sales                                                      $     547,786      $     500,105    $   1,661,967      $   1,536,707

Cost of sales                                                        254,311            229,575          750,388            699,272
                                                               --------------     --------------   --------------     --------------

Gross profit                                                         293,475            270,530          911,579            837,435

Selling, general and administrative expenses                         249,419            230,735          720,640            657,261
                                                               --------------     --------------   --------------     --------------

Earnings from operations                                              44,056             39,795          190,939            180,174

Other (income) expenses, net                                          (1,225)             4,289            8,057             12,353
                                                               --------------     --------------   --------------     --------------

Earnings before income taxes                                          45,281             35,506          182,882            167,821

Provision for income taxes                                            16,139             11,717           69,454             53,423
                                                               --------------     --------------   --------------     --------------

Net earnings                                                   $      29,142      $      23,789    $     113,428      $     114,398
                                                               =============      ==============   ==============     ==============

Net earnings per share:

  Basic                                                        $        0.21      $        0.17    $        0.81      $        0.80
                                                               --------------     --------------   --------------     --------------
  Diluted                                                      $        0.21      $        0.16    $        0.80      $        0.79
                                                               --------------     --------------   --------------     --------------

Weighted average number of common shares:

  Basic                                                              136,753            142,280          139,288            143,172
  Diluted                                                            138,872            144,993          141,647            145,472


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

                                                                              Accumulated
                                                   Total                            Other                                 Additional
                                           Stockholders'        Retained    Comprehensive           Common Stock             Paid-in
                                                  Equity        Earnings      Gain (Loss)        Shares        Amount        Capital
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2006                 $   1,830,913 $     1,331,321 $         9,207        142,509    $    1,425    $  488,960
Exercise of stock options and vesting
 of restricted stock units                         6,694           -                 -              441             4         6,690
Tax benefit from exercise of stock
 options and vesting of restricted
 stock units                                       3,065           -                 -              -              -          3,065
Share-based compensation expense                  24,662           -                 -              -              -         24,662
Issuance of Common Stock
 under the Employee Profit Sharing
 and Retirement Savings Plan                       4,550           -                 -              121             1         4,549
Purchase and retirement of Common
 Stock                                          (264,115)       (246,639)            -           (7,713)          (77)      (17,399)
Cash dividends on Common Stock                   (39,066)        (39,066)            -              -              -             -
Deferred hedging loss, net of tax                 (2,601)          -              (2,601)           -              -             -
Unrealized gain on marketable
 securities, net of tax                             (527)          -                (527)           -              -             -
Foreign currency translation
 adjustments, net of tax                           9,667           -               9,667            -              -             -
Net earnings                                     113,428         113,428             -              -              -             -
                                           -----------------------------------------------------------------------------------------
Balances, October 31, 2006                 $   1,686,670 $     1,159,044 $        15,746        135,358    $    1,353    $   510,527
                                           =========================================================================================




                                                   Three Months Ended                Six Months Ended
                                                      October 31,                       October 31,
                                          --------------------------------   --------------------------------
                                                 2006          2005                2006          2005
                                          --------------------------------   --------------------------------

Net earnings                               $      29,142  $       23,789       $ 113,428      $ 114,398
Other comprehensive gain (loss), net
of tax:
  Deferred hedging gain (loss)                        (9)          1,237          (2,601)         3,946
  Foreign currency translation
    adjustments                                   (1,102)         (4,342)          9,667        (23,862)
  Unrealized (loss) gain on
    marketable securities                           (398)           (169)           (527)            11
                                          -------------------------------    --------------------------------
Comprehensive earnings                     $      27,633  $       20,515       $ 119,967       $ 94,493
                                          ===============================    ================================



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


                                                                                                 Nine Months Ended
                                                                                                    October 31,
                                                                                       ---------------------------------------
                                                                                              2006                  2005
                                                                                       ----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                         $     113,428         $      114,398
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                             87,960                 81,720
    Gain on sale of investments                                                               (6,774)                     -
    Excess tax benefits from share-based payment arrangements                                 (2,270)                (3,325)
    Provision for inventories                                                                  6,690                  7,165
    Deferred income taxes                                                                    (10,669)               (33,611)
    Loss on disposal of assets                                                                     -                  4,316
    Provision for postretirement/employment benefits                                           1,341                    886
    Share-based compensation expense                                                          24,300                 19,464
  Changes in assets and liabilities:
    Accounts receivable                                                                        1,429                 (4,491)
    Inventories                                                                             (251,188)               (85,671)
    Prepaid expenses and other current assets                                                (41,734)               (43,398)
    Other assets, net                                                                          5,522                  2,877
    Accounts payable and accrued liabilities                                                  26,147                  6,152
    Income taxes payable                                                                     (48,023)               (95,181)
    Merchandise and other customer credits                                                     2,120                  2,002
    Other long-term liabilities                                                                7,981                 14,390
                                                                                       ----------------      -----------------

  Net cash used in operating activities                                                      (83,740)               (12,307)
                                                                                       ----------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities and short-term investments                             (147,268)               (99,715)
  Proceeds from sale of marketable securities and short-term investments                     150,278                238,175
  Capital expenditures                                                                      (143,105)              (121,516)
  Proceeds from sale-leaseback of assets                                                           -                 75,000
  Notes receivable funded                                                                     (9,728)                (8,520)
  Purchases of other investments                                                              (3,089)                (1,416)
  Proceeds from the sale of other investments                                                  4,417                    630
                                                                                       ----------------      -----------------

  Net cash (used in) provided by investing activities                                       (148,495)                82,638
                                                                                       ----------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayments of) short-term borrowings, net                                   198,896                (10,204)
  Fees and expenses related to new short-term borrowings                                         (87)                  (600)
  Repayment of current portion of long-term debt                                             (10,057)                     -
  Repurchase of Common Stock                                                                (264,115)              (114,342)
  Proceeds from exercise of stock options                                                      6,694                 11,951
  Excess tax benefits from share-based payment arrangements                                    2,270                  3,325
  Cash dividends on Common Stock                                                             (39,066)               (31,524)
                                                                                       ----------------      -----------------

  Net cash used in financing activities                                                     (105,465)              (141,394)
                                                                                       ----------------      -----------------

  Effect of exchange rate changes on
  cash and cash equivalents                                                                    2,276                 (5,032)
                                                                                       ----------------      -----------------

  Net decrease in cash and cash equivalents                                                 (335,424)               (76,095)
  Cash and cash equivalents at beginning of year                                             393,609                187,681
                                                                                       ----------------      -----------------

  Cash and cash equivalents at end of nine months                                      $      58,185         $      111,586
                                                                                       ----------------      -----------------


See notes to condensed consolidated financial statements.


                         TIFFANY & CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of October 31, 2006 and 2005 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2006 is derived from the audited financial statements, which are included in the Company's Report on Form 10-K and should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          The Company's business is seasonal, with a higher proportion of sales and earnings generated in the fourth quarter of the fiscal year and, therefore, the results of its operations for the three and nine months ended October 31, 2006 and 2005 are not necessarily indicative of the results of the entire fiscal year.

2.        NEW ACCOUNTING STANDARDS

          In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R)" which requires an employer to fully recognize the over-funded or under-funded status of its pension and other postretirement benefit plans as an asset or liability in its financial statements. In addition, the Company is required to recognize as a component of other comprehensive income (loss) the actuarial gains and losses and the prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company anticipates a $30,000,000 increase in liabilities and a similar after-tax decrease to accumulated other comprehensive income (a component of stockholders' equity) at January 31, 2007. However, the impact at adoption may be different if assumptions at the December 31 measurement date change. In addition, the Company is required to change the measurement date of plan assets and benefit obligations from December 31 to January 31 for the fiscal year ending January 31, 2009.

          In  September  2006,  the  FASB  issued  SFAS  No.  157,  "Fair  Value
          Measurements" which establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that the adoption of this Statement will have on the Company's financial position and earnings.

          In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" which clarifies the accounting for uncertainty in income tax positions by prescribing a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings at the beginning of the year. Management is currently evaluating the effect that the adoption of FIN No. 48 will have on the Company's financial position and earnings.

          In October 2005, the FASB issued Staff Position ("FSP") No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" which requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP No. FAS 13-1 in the first quarter of 2006 had no effect on the Company's financial position, earnings and cash flows.

          In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement in the first quarter of 2006 had no effect on the Company's financial position, earnings and cash flows.

3.        INVENTORIES

                                                       October 31,           January 31,           October 31,
          (in thousands)                                      2006                  2006                  2005
          ---------------------------------------------------------------------------------------------------------
          Finished goods                             $     940,395       $       764,041       $       811,439
          Raw materials                                    308,794               244,400               245,431
          Work-in-process                                   60,277                51,723                47,456
                                                 ---------------------  -------------------   ---------------------
          Inventories, net                           $   1,309,466       $     1,060,164       $     1,104,326
                                                 ---------------------  -------------------   ---------------------

          LIFO-based inventories at October 31, 2006, January 31, 2006 and October 31, 2005 represented 69%, 69% and 71% of inventories, net, with the current cost exceeding the LIFO inventory value by $95,535,000, $75,624,000 and $72,405,000 at the end of each period.

4.        INCOME TAXES

          The effective income tax rates for the three and nine months ended October 31, 2006 were 35.6% and 38.0%, versus 33.0% and 31.8% in the three and nine months ended October 31, 2005. The effective tax rates in the three months ended October 31, 2006 and 2005 included favorable reserve adjustments relating to the expiration of certain statutory periods during the quarter. The lower effective tax rate in the nine months ended October 31, 2005 primarily reflected tax benefits of $8,100,000 associated with the repatriation provisions of the American Jobs Creation Act of 2004.

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

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                                 Three Months Ended            Nine Months Ended
                                                                    October 31,                   October 31,
                                                        -------------------------------------------------------------
         (in thousands)                                           2006           2005           2006            2005
         ------------------------------------------------------------------------------------------------------------
         Net earnings for basic
           and diluted EPS                               $      29,142   $     23,789  $     113,428   $     114,398
                                                        -------------------------------------------------------------

         Weighted average shares for
           basic EPS                                           136,753        142,280        139,288         143,172

         Incremental shares based
           upon the assumed exercise
           of stock options and
           restricted stock units                                2,119          2,713          2,359           2,300
                                                        -------------------------------------------------------------

         Weighted average shares for
           diluted EPS                                         138,872        144,993        141,647         145,472
                                                        -------------------------------------------------------------

          For the three months ended October 31, 2006 and 2005, there were 6,099,000 and 4,429,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2006 and 2005, there were 4,706,000 and 6,188,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

6.        DEBT

          In October 2006, the Company exercised its option to increase its $300,000,000 multi-bank revolving credit facility by $150,000,000 to $450,000,000. The Company has the option to increase such commitments up to $500,000,000. The Company had $237,447,000, $38,818,000 and
          $28,223,000 outstanding under the multi-bank revolving credit facility at October 31, 2006, January 31, 2006 and October 31, 2005, respectively.

7.        EMPLOYEE BENEFIT PLANS

          The Company maintains several pension and retirement plans, as well as provides certain health-care and life insurance benefits.

          Net periodic pension and other postretirement benefit expense included the following components:

                                                                           Three Months Ended October 31,
                                                        -------------------------------------------------------------
                                                                                                   Other
                                                                                              Postretirement
                                                                Pension Benefits                  Benefits
                                                        -------------------------------------------------------------
         (in thousands)                                         2006            2005           2006           2005
         ------------------------------------------------------------------------------------------------------------

         Service cost                                    $     3,923     $     3,165    $        (4)   $       294
         Interest cost                                         3,162           3,160            191            397

         Expected return on plan
          assets                                              (2,886)         (2,501)             -              -
         Amortization of prior
          service cost                                           175             201           (382)          (299)
         Amortization of net loss                                803             971            (75)            68
                                                        ------------------------------------------------------------
         Net expense                                     $     5,177     $     4,996    $      (270)   $       460
                                                        ------------------------------------------------------------




                                                                         Nine Months Ended October 31,
                                                        ------------------------------------------------------------
                                                                                                   Other
                                                                                              Postretirement
                                                                Pension Benefits                  Benefits
                                                        ------------------------------------------------------------
         (in thousands)                                         2006            2005           2006           2005
        ------------------------------------------------------------------------------------------------------------
        Service cost                                     $    11,603     $     9,527    $       748    $       978
         Interest cost                                        10,166           8,968          1,049          1,239

        Expected return on plan
         assets                                               (8,774)         (7,539)             -              -
        Amortization of prior
         service cost                                            525             603           (968)          (895)
        Amortization of net loss                               3,097           2,155             95            246
                                                        ------------------------------------------------------------
        Net expense                                      $    16,617     $    13,714    $       924    $     1,568
                                                        ------------------------------------------------------------

8.        SEGMENT INFORMATION

          The Company's reportable segments are: U.S. Retail, International Retail and Direct Marketing. These reportable segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. The "Other" channel of distribution includes all non-reportable segments which consist of worldwide sales and businesses operated under trademarks and tradenames other than TIFFANY & CO., as well as wholesale sales of diamonds obtained through the Company's diamond sourcing program but subsequently deemed not suitable for the Company's needs. In deciding how to allocate resources and assess performance, the Company's Executive Officers regularly evaluate the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers.

          Revisions were made to the prior year's segment amounts to conform to the current year presentation and to reflect the revised manner in which management evaluates the performance of segments. Effective with the first quarter of 2006, the Company allocates LIFO charges between its reportable segments based only upon sales of U.S. and foreign branches which value their inventories using the LIFO method.

          Certain information relating to the Company's segments is set forth below:

                                                    Three Months Ended                    Nine Months Ended
                                                        October 31,                          October 31,
                                            ------------------------------------------------------------------------
         (in thousands)                                2006               2005              2006                2005
         -----------------------------------------------------------------------------------------------------------
         Net sales:
           U.S. Retail                      $       270,373    $       247,782   $       819,509    $        771,344
           International
             Retail                                 221,681            204,287           659,998             596,707
           Direct Marketing                          30,308             27,308            96,007              86,598
                                            ------------------------------------------------------------------------
           Total reportable
             Segments                               522,362            479,377         1,575,514           1,454,649
           Other                                     25,424             20,728            86,453              82,058
                                            ------------------------------------------------------------------------
                                            $       547,786    $       500,105   $     1,661,967     $     1,536,707
                                            ------------------------------------------------------------------------

         Earnings (losses) from operations*:
           U.S. Retail                      $        29,517    $        36,739   $       125,094     $       136,268
           International
              Retail                                 51,054             42,339           159,412             130,756
           Direct Marketing                           4,426              4,733            23,768              22,925
                                           -------------------------------------------------------------------------
           Total reportable
              Segments                               84,997             83,811           308,274             289,949
           Other                                     (7,919)           (10,584)          (18,735)            (15,226)
                                           -------------------------------------------------------------------------
                                            $        77,078    $        73,227   $       289,539     $       274,723
                                           -------------------------------------------------------------------------

          * Represents earnings (losses) from operations before unallocated corporate expenses and other expenses, net.

          The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings before income taxes:

                                                   Three Months Ended                    Nine Months Ended
                                                       October 31,                          October 31,
                                           --------------------------------------------------------------------------
         (in thousands)                               2006               2005              2006               2005
         ------------------------------------------------------------------------------------------------------------
         Earnings from
           operations for
           segments                        $        77,078    $        73,227   $       289,539   $        274,723

         Unallocated
           corporate expenses                      (33,022)           (33,432)          (98,600)           (94,549)

         Other income
           (expenses), net                           1,225             (4,289)           (8,057)           (12,353)
                                           --------------------------------------------------------------------------

         Earnings before
           income taxes                    $        45,281    $        35,506   $       182,882   $        167,821
                                           -------------------------------------------------------------------------



     Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.

9.   SUBSEQUENT EVENT

     On November 16, 2006, the Company's Board of Directors declared a quarterly dividend of $0.10 per share. This dividend will be paid on January 10, 2007 to stockholders of record on December 20, 2006.

PART I.  Financial Information
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


OVERVIEW
--------

Tiffany & Co. is a holding company that operates through its subsidiary companies (the "Company"). The Company's principal subsidiary, Tiffany and
Company, is a jeweler and specialty retailer whose principal merchandise category is fine jewelry. It also sells timepieces, sterling silverware, china, crystal, stationery, fragrances and accessories. Through Tiffany and Company and other subsidiaries, the Company is engaged in product design, manufacturing and retailing activities.

The Company's channels of distribution are as follows:

o U.S. Retail includes sales in TIFFANY & CO. stores in the U.S. and, to a lesser extent, sales of TIFFANY & CO. products through business-to-business direct selling operations in the U.S.;
o International Retail includes sales in TIFFANY & CO. stores and department store boutiques outside the U.S. and, to a lesser extent, business-to-business, Internet and wholesale sales of TIFFANY & CO. products outside the U.S.;
o Direct Marketing includes Internet and catalog sales of TIFFANY & CO. products in the U.S.; and
o Other includes worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. ("specialty retail"), as well as wholesale sales of diamonds obtained through the Company's diamond sourcing program but subsequently deemed not suitable for the Company's needs.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

HIGHLIGHTS

o Net sales increased 10% in the three months ("third quarter") ended October 31, 2006 and 8% in the nine months ("year-to-date") ended October 31, 2006. On a constant-exchange-rate basis (see Non-GAAP Measures section below), net sales rose 10% in the third quarter and 9% in the year-to-date and worldwide comparable store sales rose 4% and 5% in those periods.
o U.S. comparable store sales increased 6% in the third quarter and 3% in the year-to-date, and Japan comparable retail sales (on a constant-exchange-rate basis) declined 5% and rose 3% in those periods.
o Seven retail locations were opened during the third quarter, three in the U.S. and one each in Japan, China, Korea and Austria.
o The Company repurchased and retired 3.0 million and 7.7 million shares of its Common Stock during the three and nine months ended October 31, 2006.
o Net earnings in the third quarter rose 23%, which included gains associated with the sale of investments, as well as favorable tax reserve adjustments.
o Net earnings in the year-to-date declined 1%, however, prior year net earnings included tax benefits associated with the repatriation provisions of the American Jobs Creation Act of 2004.

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

The following table reconciles net sales percentage increases (decreases) from the GAAP to the non-GAAP basis:


                                Third Quarter 2006 vs. 2005                       Year-to-Date 2006 vs. 2005
                        ---------------------------------------------    ---------------------------------------------
                                                        Constant-                                         Constant-
                                         Trans-         Exchange-                         Trans-          Exchange-
                            GAAP         lation          Rate                GAAP         lation           Rate
                          Reported       Effect          Basis             Reported       Effect           Basis
                        ----------------------------------------------------------------------------------------------
Net Sales:
----------
Worldwide                    10%             -             10%                8%            (1%)             9%

U.S. Retail                   9%             -              9%                6%             -               6%

International
 Retail                       9%             -              9%               11%            (3%)            14%

Japan Retail                 (8%)           (5%)           (3%)             (1)%            (7%)             6%

Other Asia-
 Pacific                     24%             2%            22%               22%             1%             21%

Europe                       32%             7%            25%               23%             -              23%


Comparable Store Sales:
-----------------------
Worldwide                     4%             -              4%                4%            (1%)             5%

U.S. Retail                   6%             -              6%                3%             -               3%

International
 Retail                       3%            (1%)            4%                6%            (4%)            10%

Japan Retail                 (9%)           (4%)           (5%)              (4%)           (7%)             3%

Other Asia-
 Pacific                     19%             2%            17%               22%             1%             21%

Europe                       27%             6%            21%               20%             -              20%




RESULTS OF OPERATIONS
---------------------

Certain operating data as a percentage of net sales were as follows:

                                                   Third Quarter                            Year-to-Date
                                         -----------------------------------    --------------------------------------
                                                   2006               2005                  2006                2005
                                         -----------------------------------------------------------------------------
Net sales                                         100.0%             100.0%                100.0%              100.0%
Cost of sales                                      46.4               45.9                  45.2                45.5
                                         -----------------------------------------------------------------------------
Gross profit                                       53.6               54.1                  54.8                54.5
Selling, general and
 administrative expenses                           45.5               46.1                  43.4                42.8
                                         -----------------------------------------------------------------------------
Earnings from operations                            8.1                8.0                  11.4                11.7
Other (income)
 expenses, net                                     (0.2)               0.9                   0.4                 0.8
                                         -----------------------------------------------------------------------------
Earnings before income
 taxes                                              8.3                7.1                  11.0                10.9
Provision for income
 taxes                                              3.0                2.3                   4.2                 3.5
                                         -----------------------------------------------------------------------------
Net earnings                                        5.3%               4.8%                  6.8%                7.4%
                                         -----------------------------------------------------------------------------

Net Sales
---------
Net sales by channel of distribution were as follows:

(in thousands)                                                           Third Quarter
----------------------------------------------------------------------------------------------------------------------
                                                               2006                        2005           Increase
                                            --------------------------------------------------------------------------
U.S. Retail                                       $         270,373           $         247,782                  9%
International Retail                                        221,681                     204,287                  9%
Direct Marketing                                             30,308                      27,308                 11%
Other                                                        25,424                      20,728                 23%
                                            --------------------------------------------------------------------------
                                                  $         547,786           $         500,105                 10%
                                            --------------------------------------------------------------------------

(in thousands)                                                           Year-to-Date
----------------------------------------------------------------------------------------------------------------------
                                                               2006                        2005           Increase
                                            --------------------------------------------------------------------------
U.S. Retail                                       $         819,509           $         771,344                  6%
International Retail                                        659,998                     596,707                 11%
Direct Marketing                                             96,007                      86,598                 11%
Other                                                        86,453                      82,058                  5%
                                            --------------------------------------------------------------------------
                                                  $       1,661,967           $       1,536,707                  8%
                                            --------------------------------------------------------------------------

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

U.S. Retail sales increased 9% in the third quarter and 6% in the year-to-date. Comparable store sales increased 6% in the third quarter (consisting of increases of 13% in the New York flagship store and 4% in branch stores) and 3% in the year-to-date (consisting of a 4% increase in the New York flagship store and a 3% increase in branch stores). In each period the increase was due to an increase in the average transaction size. Management continues to expect a mid-single-digit percentage increase in full year 2006 U.S. comparable store sales.

International Retail sales, on a constant-exchange-rate basis, increased 9% in the third quarter and 14% in the year-to-date. Comparable store sales increased 4% and 10% for those periods.

In Japan (which represents approximately one-half of International Retail sales), on a constant-exchange-rate basis, total retail sales declined 3% in the third quarter due to a decrease in unit volume partly offset by an increase in the average transaction size, and increased 6% in the year-to-date due to an increase in the average transaction size. Comparable store sales on a constant-exchange-rate basis declined 5% in the third quarter and increased 3% in the year-to-date. Local management continues to focus on selling technique and location upgrades through renovation, expansion and/or relocation.

In  the  Asia-Pacific  region  outside  Japan,   comparable  store  sales  on  a
constant-exchange-rate basis increased 17% in the third quarter and 21% in the year-to-date due to growth in most markets.

In Europe, comparable store sales on a constant-exchange-rate basis increased 21% in the third quarter and 20% in the year-to-date due to growth in London and most Continental European markets.

Management currently expects a high-single-digit percentage increase in full year 2006 International Retail comparable store sales.

Direct Marketing sales rose 11% in both the third quarter and the year-to-date due to growth both in the number of orders shipped and in the average order size.

Other sales increased 23% in the third quarter and 5% in the year-to-date. Approximately half of the increase in both the third quarter and the year-to-date resulted from wholesale sales of diamonds. In the specialty retail businesses, sales in LITTLE SWITZERLAND stores increased 9% in the third quarter and 4% in the year-to-date; however, the results were below management's expectations. IRIDESSE increased its store base from six stores in 2005 to 13 by the end of 2006.

The Company expects to increase gross square footage of TIFFANY & CO. stores by 7% (net) in 2006. Management's plan for openings and closings of TIFFANY & CO. stores are shown below:


                                           Actual Openings                  Expected
Location                                   (Closings) 2006                Openings 2006
--------                                   ---------------               ---------------
Mito, Japan                                 First Quarter
Yonago, Japan                               First Quarter
Busan, Korea                               (First Quarter)
Monterrey, Mexico                           First Quarter
Indianapolis, Indiana                       Second Quarter
Tottori, Japan                             (Second Quarter)
Beijing, China                              Second Quarter
Atlantic City, New Jersey                   Third Quarter
Tucson, Arizona                             Third Quarter
Nashville, Tennessee                        Third Quarter
Omiya, Japan                                Third Quarter
Macau, China                                Third Quarter
Busan, Korea                                Third Quarter
Vienna, Austria                             Third Quarter
Waikoloa, Hawaii                                                          Fourth Quarter
Tokyo-Roppongi Hills, Japan                                               Fourth Quarter
Shanghai, China                                                           Fourth Quarter
Vancouver, Canada                                                         Fourth Quarter


Gross Margin
------------
Gross margin declined in the third quarter by 0.5 percentage point. The primary components of this net decline were (i) a 0.6 percentage point decline due to increased low margin wholesale sales of diamonds; (ii) a 0.6 percentage point decline due to changes in product sales mix and increased product costs; and
(iii) a 0.7 percentage point improvement due to the leverage effect of fixed product-related costs, which includes costs associated with merchandising and distribution. Gross margin improved in the year-to-date by 0.3 percentage point mostly due to the leverage effect described above. The Company is addressing, and as necessary will continue to address, the effect of higher product-related costs by adjusting retail prices in various product categories.

Management's long-term strategy and objectives include achieving product manufacturing/sourcing efficiencies (including increased direct rough-diamond sourcing and internal manufacturing) and implementing selective price adjustments in order to maintain the Company's gross margin at, or above, prior year levels. Management currently expects gross margin in the full year 2006 to be slightly lower than the prior year.

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------
SG&A expenses increased approximately $19 million, or 8%, in the third quarter and $63 million, or 10%, in the year-to-date largely due to increased labor of approximately $8 million and $25 million, respectively, and increased depreciation and occupancy expenses of approximately $7 million and $20 million, respectively, which is due to new and existing stores. In addition, marketing expense increased approximately $8 million in the third quarter and $15 million in the year-to-date. The prior year third quarter and year-to-date included $4,316,000 of losses associated with business dispositions. As a percentage of net sales, SG&A expenses were lower than in the prior year by 0.6 percentage point in the third quarter. SG&A expenses as a percentage of net sales increased 0.6 percentage point in the year-to-date because sales growth was insufficient to offset increased marketing expenses and fixed costs. Management's objective is to improve the ratio of SG&A expenses to net sales by controlling expenses so that sales growth can result in higher earnings growth. Management continues to expect a high-single-digit percentage increase in SG&A expenses in full year 2006 and, if sales expectations are achieved, an improvement in the expense ratio.

Earnings from Operations
------------------------
Revisions were made to prior year's earnings (losses) from operations by segment to conform to the current year presentation and to reflect the manner in which management now evaluates the performance of segments. (See Note 8 to the Condensed Consolidated Financial Statements).



                                                             Third          % of              Third            % of
                                                            Quarter          Net             Quarter            Net
(in thousands)                                                2006          sales*             2005            sales*
----------------------------------------------------------------------------------------------------------------------
Earnings (losses) from
operations:
   U.S. Retail                                         $       29,517         11%       $       36,739           15%
   International Retail                                        51,054         23%               42,339           21%
   Direct Marketing                                             4,426         15%                4,733           17%
   Other                                                       (7,919)       (31%)             (10,584)         (51%)
                                                    ------------------------------------------------------------------
                                                               77,078                           73,227
Unallocated corporate expenses                                (33,022)                         (33,432)
                                                    ------------------------------------------------------------------
Earnings from operations                               $       44,056                   $       39,795
                                                    ------------------------------------------------------------------



* Percentages represent earnings (losses) from operations as a percentage of each segment's net sales.

Earnings from operations increased 11% in the third quarter. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the third quarter of 2006 and 2005 was as follows:

o U.S. Retail declined 4 percentage points primarily due to a decline in gross margin (due to higher product costs and product mix) and increased SG&A expenses (due to new and existing stores as well as increased marketing expenses);
o International Retail increased 2 percentage points primarily due to sales growth and an improved gross margin (due to a change in product mix) and the leveraging of operating expenses;
o Direct Marketing declined 2 percentage points primarily due to a decrease in gross margin (due to higher product costs) and increased SG&A expenses (particularly marketing expenses); and
o Other improved by 20 percentage points due to the losses recorded in the prior year associated with business dispositions. In the current year, the operating losses are primarily due to continued investments in the development of the specialty retail businesses and greater than expected losses from the Little Switzerland business. In connection with the Company's annual impairment review, management will analyze the approximately $7,000,000 of goodwill associated with Little Switzerland during the fourth quarter. The analysis will include the fourth quarter results, which has a higher proportion of sales and earnings due to the seasonality of the business, as well as future projections, taking into consideration Little Switzerland's performance to date and management's strategic initiatives.



                                                                            % of                               % of
                                                          Year-to-Date       Net           Year-to-Date         Net
(in thousands)                                                2006          sales*             2005            sales*
----------------------------------------------------------------------------------------------------------------------
Earnings (losses) from
operations:
  U.S. Retail                                          $      125,094           15%     $      136,268           18%
  International Retail                                        159,412           24%            130,756           22%
  Direct Marketing                                             23,768           25%             22,925           26%
  Other                                                       (18,735)         (22%)           (15,226)         (19%)
                                                    ------------------------------------------------------------------
                                                              289,539                          274,723
Unallocated corporate expenses                                (98,600)                         (94,549)
                                                    ------------------------------------------------------------------
Earnings from operations                               $      190,939                   $      180,174
                                                    ------------------------------------------------------------------

* Percentages represent earnings (losses) from operations as a percentage of each segment's net sales.

Earnings from operations rose 6% in the year-to-date. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the year-to-date of 2006 and 2005 was as follows:

o U.S. Retail decreased 3 percentage points primarily due to increased SG&A expenses (due to new and existing stores as well as increased marketing expenses);
o International Retail increased 2 percentage points primarily due to sales growth and an improved gross margin (due to a change in product mix) and the leveraging of operating expenses;
o Direct Marketing decreased 1 percentage point primarily due to a decline in gross margin (due to higher product costs) and increased marketing expenses; and
o Other decreased by 3 percentage points primarily due to continued investments in the development of the specialty retail businesses and greater than expected losses from the Little Switzerland business. In addition, the prior year included losses associated with business dispositions.

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Unallocated corporate expenses declined 1% in the third quarter and rose 4% in the year-to-date.

Other (Income) Expenses, net
----------------------------
Other (income) expenses, net decreased in the third quarter and year-to-date as a result of $5,185,000 of gains associated with the sale of equity investments in an on-line retailer and a manufacturer that were written-off in previous years and $1,589,000 of realized gains associated with the sale of marketable securities, partially offset by increased interest expense due to higher average borrowings.

Provision for Income Taxes
--------------------------
The effective income tax rates for the third quarter and year-to-date of 2006 were 35.6% and 38.0%, versus 33.0% and 31.8% in the prior year. The effective tax rates in third quarter of 2006 and 2005 included favorable reserve adjustments relating to the expiration of certain statutory periods during the quarter. The lower effective tax rate in the year-to-date of 2005 primarily reflected tax benefits of $8,100,000 associated with the repatriation provisions of the American Jobs Creation Act of 2004.

Management currently expects the effective tax rate to be approximately 37% for full year 2006.

New Accounting Standards
------------------------
See Note 2 to Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity needs are primarily a function of its requirements for seasonal and expansion-related working capital and capital expenditures. The Company had a net cash outflow from operating activities of $83,740,000 in the year-to-date of 2006, compared with an outflow of $12,307,000 in the year-to-date of 2005. Inventory purchases were higher than in the prior year, as discussed in the Working Capital section below. In addition, tax payments in 2006 were lower than 2005 when taxes on the gain from the sale of the Company's equity investment in Aber Diamond Corporation were paid.

Working Capital
---------------
Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,131,863,000 and 3.1 at October 31, 2006, compared with $1,334,233,000 and 4.7 at January 31, 2006 and $1,210,817,000 and 5.3 at October 31, 2005.

Accounts receivable, less allowances at October 31, 2006 were 5% higher than at January 31, 2006 and were 16% higher than at October 31, 2005. The increases were due to sales growth, a shift in credit card usage toward the Company's in-house card and an increase in expected reimbursements from landlords related to new store build-outs.

Inventories, net at October 31, 2006 were 24% above January 31, 2006 and 19% above October 31, 2005. Combined raw material and work-in-process inventories increased 25% versus January 31, 2006 and 26% versus October 31, 2005 due to increased precious metal costs and diamond quantities needed to support internal jewelry manufacturing. Finished goods inventories increased 23% versus January 31, 2006, and 16% versus October 31, 2005, reflecting anticipated comparable store sales growth and store openings as well as broadened product assortments. Changes in foreign currency exchange rates increased inventories, net by 1% compared to January 31, 2006 and had an insignificant effect on the change in inventory balances from October 31, 2005.

The Company continually strives to improve its inventory management by developing more effective systems and processes for product development, assortment planning, sales forecasting, supply-chain logistics and store replenishment. Management currently expects a low-double-digit percentage increase in the overall year-over-year inventory growth rate in 2006.

Capital Expenditures
--------------------
Capital expenditures were $143,105,000 in the year-to-date of 2006 compared with $121,516,000 in the year-to-date of 2005. Management estimates that capital expenditures will be approximately $170,000,000 in 2006 (compared with approximately $157,000,000 in the prior year) due to costs related to the opening and renovation of stores and to ongoing investments in new systems.

In 2000, the Company began a multi-year project to renovate and reconfigure its New York flagship store in order to increase the total sales area by approximately 25% and to provide additional space for customer service, customer hospitality and special exhibitions. The Company completed the renovation during the third quarter of 2006, spending approximately $110,000,000 for the entire project.

Share Repurchases
-----------------
In March 2005, the Company's Board of Directors approved a stock repurchase program ("2005 Program") that authorized the repurchase of up to $400,000,000 of the Company's Common Stock through March 2007 by means of open market or private transactions. The 2005 Program replaced and terminated an earlier program. In August 2006, the Company's Board of Directors extended the expiration date of the Company's 2005 Program to December 2009, and authorized the repurchase up to an additional $700,000,000 of the Company's common stock through open market or private transactions. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions. In the third quarter, the Company repurchased and retired 3,008,200 shares of Common Stock at a total cost of $100,525,000, or an average cost of $33.42 per share. In the year-to-date of 2006, the Company repurchased and retired 7,712,607 shares of Common Stock at a total cost of $264,115,000, or an average cost of $34.24 per share. There remains $712,475,000 available for future repurchases.

Borrowings
----------
In October 2006, the Company exercised its option to increase its $300,000,000 multi-bank revolving credit facility by $150,000,000 to $450,000,000. The
Company has the option to increase such commitments up to $500,000,000. The Company had $237,447,000, $38,818,000 and $28,223,000 outstanding under the multi-bank revolving credit facility at October 31, 2006, January 31, 2006 and October 31, 2005, respectively.

The Company's sources of working capital are internally-generated cash flows and funds available under a revolving credit facility.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 39% at October 31, 2006, 26% at January 31, 2006 and 24% at October 31, 2005. The increase in the ratio is due primarily to increased revolving credit facility borrowings as a result of share repurchases and higher inventory levels.

At October 31, 2006, the Company was in compliance with all loan covenants.

Based on the Company's financial position at October 31, 2006, management anticipates that cash on hand, internally-generated cash flows and the funds available under its revolving credit facility will be sufficient to support the Company's planned worldwide business expansion, share repurchases, debt service and seasonal working capital increases for the foreseeable future.

Contractual Obligations
-----------------------
The Company's contractual cash obligations and commercial commitments at October 31, 2006 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2006.

Seasonality
-----------
As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.

Forward-Looking Statements
--------------------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, sales, retail prices, gross margin, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. Statements beginning with such words as "believes", "intends", "plans", and

"expects" include forward-looking statements that are based on management's expectations given facts as currently known by management on the date this quarterly report was filed with the Securities and Exchange Commission. All forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

The statements in this quarterly report are made as of the date this report was filed with the Securities and Exchange Commission and the Company undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changes in expectations or otherwise.

PART I.  Financial Information
Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk

The Company is exposed to market risk from fluctuations in foreign currency exchange rates and interest rates which could affect its consolidated financial position, earnings and cash flows. The Company manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading or speculative purposes, and does not maintain such instruments that may expose the Company to significant market risk.

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


PART II.     Other Information
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to the Company's purchases of shares of its Common Stock during the third fiscal quarter of 2006:


--------------------------------------------------------------------------------------------------------------
                                                                         (c)Total
                                                                        Number of              (d)Approximate
                                                                           Shares               Dollar  Value
                                                                        Purchased              of Shares that
                                        (a)Total                        Under all                  May Yet be
                                       Number of    (b)Average           Publicly                   Purchased
                                          Shares    Price Paid          Announced                   Under the
Period                                 Purchased     Per Share          Programs*                   Programs*
--------------------------------------------------------------------------------------------------------------
August 1, 2006
through
August 31, 2006                                -             -                  -                $813,000,000
--------------------------------------------------------------------------------------------------------------
September 1, 2006
through
September 30, 2006                     2,127,400        $33.01          2,127,400                $742,770,000
--------------------------------------------------------------------------------------------------------------
October 1, 2006
through
October 31, 2006                         880,800        $34.40            880,800                $712,475,000
--------------------------------------------------------------------------------------------------------------
Total                                  3,008,200        $33.42          3,008,200                $712,475,000
--------------------------------------------------------------------------------------------------------------


* In August 2006, the Company's Board of Directors extended the expiration date of the program to December 2009 and increased the authorization to $813,000,000.

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


                                            TIFFANY & CO.
                                            (Registrant)


Date: December 4, 2006               By:    /s/ James N. Fernandez
                                            -----------------------------
                                            James N. Fernandez
                                            Executive Vice President and
                                            Chief Financial
                                            (principal financial officer)

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