Form 10-Q/A
period 2006-10-31
TIFFANY & CO
filed 2006-12-06
CIK 98246

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

Former name, former address and former fiscal year, if changed since last report
__________ .

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

Explanatory Note
----------------

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended October 31, 2006 is being filed solely for the purpose of correcting typographical errors in the column headings on the Condensed Consolidated Statements of Earnings and Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Earnings of such report. The Quarterly Report was filed with the Securities and Exchange Commission on December 5, 2006 by Registrant. Except as described above, no other changes have been made to the Quarterly Report. This Amendment No. 1 to the Quarterly Report continues to speak as of the date of the Quarterly Report, and Registrant has not updated the disclosures contained in this Amendment No. 1 to the Quarterly Report to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report. The filing of this Amendment No. 1 to the Quarterly Report is not a representation that any statements contained in items of the Quarterly Report other than that information being amended hereby are true or complete as of any date subsequent to the date of the Quarterly Report.

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

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)




                                                                      Three Months Ended                  Nine Months Ended
                                                                          October 31,                         October 31,
                                                               ---------------------------------   ---------------------------------
                                                                    2006               2005             2006               2005
                                                               --------------     --------------   --------------     --------------
Net sales                                                      $     547,786      $     500,105    $   1,661,967      $   1,536,707

Cost of sales                                                        254,311            229,575          750,388            699,272
                                                               --------------     --------------   --------------     --------------

Gross profit                                                         293,475            270,530          911,579            837,435

Selling, general and administrative expenses                         249,419            230,735          720,640            657,261
                                                               --------------     --------------   --------------     --------------

Earnings from operations                                              44,056             39,795          190,939            180,174

Other (income) expenses, net                                          (1,225)             4,289            8,057             12,353
                                                               --------------     --------------   --------------     --------------

Earnings before income taxes                                          45,281             35,506          182,882            167,821

Provision for income taxes                                            16,139             11,717           69,454             53,423
                                                               --------------     --------------   --------------     --------------

Net earnings                                                   $      29,142      $      23,789    $     113,428      $     114,398
                                                               =============      ==============   ==============     ==============

Net earnings per share:

  Basic                                                        $        0.21      $        0.17    $        0.81      $        0.80
                                                               --------------     --------------   --------------     --------------
  Diluted                                                      $        0.21      $        0.16    $        0.80      $        0.79
                                                               --------------     --------------   --------------     --------------

Weighted average number of common shares:

  Basic                                                              136,753            142,280          139,288            143,172
  Diluted                                                            138,872            144,993          141,647            145,472


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
                                           =========================================================================================




                                                   Three Months Ended                Nine Months Ended
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


                                            TIFFANY & CO.
                                            (Registrant)


Date: December 6, 2006               By:    /s/ James N. Fernandez
                                            -----------------------------
                                            James N. Fernandez
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

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