Form 10-K
period 2007-01-31
TIFFANY & CO
filed 2007-03-30
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from                      to
Commission file no. 1-9494
(Exact name of registrant as specified in its charter)

Delaware	13-3228013
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

727 Fifth Avenue, New York, New York	10022

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212)755-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	New York Stock Exchange
Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Annual Report on Form 10-K or any amendment to this Annual Report on Form10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
“accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).
Large Accelerated filer ☒            Accelerated filer ☐            Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2006 the aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant was approximately $4,318,698,408 using the closing sales price on this day of $31.59. See Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of March 23, 2007, the registrant had outstanding 136,303,085 shares of its common stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE.
The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant’s Proxy
Statement Dated April 12, 2007 (Part III).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including information incorporated herein by reference, contains certain “forward-looking statements” concerning the Registrant’s objectives and expectations with respect to store openings, sales, retail prices, gross margin, expenses, earnings per share, inventories, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. Statements beginning with such words as “believes”, “intends”, “plans”, and “expects” include forward-looking statements that are based on management’s expectations given facts as currently known by management on the date this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission. All forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements.
The statements in this Annual Report on Form 10-K are made as of the date this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission and the Registrant undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changes in expectations or otherwise.
t i f f a n y & c o.

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
Registrant’s segment information for the fiscal years ended January 31, 2007, 2006 and 2005 is stated in Item 8. Financial Statements and Supplementary Data (see note R. “Segment Information”).
c) Narrative description of business.
As used below, the terms “Fiscal 2006”, “Fiscal 2005” and “Fiscal 2004” refer to the fiscal years ended on January 31, 2007, 2006 and 2005, respectively. Registrant is a holding company, and conducts all business through its subsidiary corporations.
DISTRIBUTION AND MARKETING
Channels of Distribution
For financial reporting purposes, Registrant categorizes its sales as follows:
U.S. Retail consists of retail sales transacted in TIFFANY & CO. stores in the United States and sales of TIFFANY & CO. products through business-to-business direct selling operations in the United States (see U.S. Retail below);
International Retail consists of sales in TIFFANY & CO. stores and department store boutiques outside the United States and, to a lesser extent, business-to-business, Internet and wholesale sales of TIFFANY & CO. products outside the United States (see International Retail below);
Direct Marketing consists of Internet and catalog sales of TIFFANY & CO. products in the United States (see Direct Marketing below); and
Other consists of worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. (i.e., LITTLE SWITZERLAND and IRIDESSE). Other also includes wholesale sales of diamonds obtained through bulk purchases that are subsequently deemed not suitable for Tiffany’s needs (see Other below).
Products
Registrant’s principal product category is jewelry. It also sells timepieces, sterling silver goods (other than jewelry), china, crystal, stationery, fragrances and personal accessories.
Tiffany offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. In Fiscal 2006, 2005 and 2004 approximately 83%, 82% and 82%, respectively, of Registrant’s net sales were
t i f f a n y & c o.

attributable to TIFFANY & CO. brand jewelry. Designs are developed by employees, suppliers, independent designers and independent “name” designers (see Designer Licenses below).
Retail Sales of TIFFANY & CO. Jewelry by Category*

	% to total	% to total	% to total	% to total	% to total	% to total
	U.S. Retail	U.S. Retail	U.S. Retail	Japan Retail	Japan Retail	Japan Retail
Category	Sales 2006	Sales 2005	Sales 2004	Sales 2006	Sales 2005	Sales 2004

A	31%	30%	28%	30%	29%	27%
B	14%	15%	14%	32%	30%	29%
C	9%	9%	9%	9%	9%	9%
D	31%	30%	31%	21%	23%	25%

A)	This category includes most gemstone jewelry and gemstone band rings, other than engagement jewelry. Most jewelry in this category is constructed of platinum, although gold was used in approximately 16% of pieces in the U.S. and approximately 11% of pieces in Japan in 2006. Most items in this category contain diamonds, other gemstones or both. The average price-point for goods sold in 2006 for merchandise in this category was approximately $3,900 in the U.S. and approximately $1,800 in Japan.
B)	This category includes diamond rings and wedding bands marketed to brides and grooms. Most jewelry in this category is constructed of platinum, although gold was used in approximately 6% of pieces in the U.S. and approximately 3% of pieces in Japan in 2006. Most sales in this category are of items containing diamonds. The average price-point for goods sold in 2006 for merchandise in this category was approximately $4,500 in the U.S. and approximately $1,600 in Japan.
C)	This category generally consists of non-gemstone, gold or platinum jewelry, although small gemstones are used as accents in some pieces. The average price-point for goods sold in 2006 for merchandise in this category was approximately $1,000 in the U.S. and approximately $1,000 in Japan.
D)	This category generally consists of non-gemstone, sterling silver jewelry, although small gemstones are used as accents in some pieces. The average price-point for goods sold in 2006 for merchandise in this category was approximately $190 in the U.S. and approximately $220 in Japan.
*Certain reclassifications have been made to the prior years’ percentages to conform to current-year presentations.
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
Products sold by Registrant in the Other channel of distribution include jewelry, timepieces and clocks and decorative items sold under trademarks or tradenames other than TIFFANY & CO., although a small amount of TIFFANY & CO. brand merchandise is sold through Little Switzerland.
t i f f a n y & c o.

U.S. Retail
New York Flagship Store. Tiffany’s New York Flagship store on Fifth Avenue accounts for a significant portion of the Company’s sales and is the focal point for marketing and public relations efforts. Approximately 9% of total Company net sales for Fiscal 2006 and approximately 10% of total Company net sales for Fiscal 2005 and 2004 were attributable to the New York Flagship store’s retail sales.
U.S. Branch Stores. On January 31, 2007, in addition to its New York Flagship store, Tiffany had 63 branch stores in the United States. Most of Tiffany’s U.S. branch stores display a representative selection of merchandise, but none of them maintains the extensive selection carried by the New York Flagship store.

	Fiscal		Fiscal
	Year		Year
Store Locations	Opened	Store Locations	Opened

San Francisco, California	1963	Dallas (NorthPark), Texas	1999
Houston, Texas	1963	Boca Raton, Florida	1999
Beverly Hills, California	1964	Tamuning, Guam	1999
Chicago, Illinois	1966	Old Orchard (Skokie), Illinois	2000
Atlanta, Georgia	1969	Maui (Wailea), Hawaii	2000
Dallas, Texas	1982	Greenwich, Connecticut	2000
Boston, Massachusetts	1984	Portland, Oregon	2000
Costa Mesa, California	1988	Tampa, Florida	2001
Philadelphia, Pennsylvania	1990	Santa Clara (San Jose), California	2001
Vienna, Virginia	1990	Honolulu (Waikiki), Hawaii	2002
Palm Beach, Florida	1991	Bellevue, Washington	2002
Honolulu (Ala Moana), Hawaii	1992	East Hampton, New York	2002
San Diego, California	1992	St. Louis, Missouri	2002
Troy, Michigan	1992	Orlando, Florida	2002
Bal Harbour, Florida	1993	Coral Gables, Florida	2003
Maui, Hawaii	1994	Tumon Bay (DFS), Guam	2003
Oak Brook, Illinois	1994	Palm Desert, California	2003
King of Prussia, Pennsylvania	1995	Walnut Creek, California	2003
Short Hills, New Jersey	1995	Edina, Minnesota	2004
White Plains, New York	1995	Kansas City, Missouri	2004
Hackensack, New Jersey	1996	Palm Beach Gardens, Florida	2004
Chevy Chase, Maryland	1996	Westport, Connecticut	2004
Charlotte, North Carolina	1997	Carmel, California	2005
Chestnut Hill, Massachusetts	1997	Naples, Florida	2005
Cincinnati, Ohio	1997	Pasadena, California	2005
Palo Alto, California	1997	San Antonio, Texas	2005
Denver, Colorado	1998	Atlantic City, New Jersey	2006
Las Vegas, Nevada	1998	Indianapolis, Indiana	2006
Manhasset, New York	1998	Nashville, Tennessee	2006
Seattle, Washington	1998	Tucson, Arizona	2006
Scottsdale, Arizona	1998	The Big Island (Waikoloa), Hawaii	2006
Century City, California	1999

t i f f a n y & c o.

Expansion of U.S. Retail Operations. Management currently contemplates opening new TIFFANY & CO. branch stores in the United States at the rate of approximately five to seven per year. Management regularly evaluates potential markets for new TIFFANY & CO. stores with a view to the demographics of the area to be served, consumer demand and the proximity of other luxury brands and existing TIFFANY & CO. locations. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the TIFFANY & CO. brand, but believes that there are a significant number of locations remaining in the United States that meet the requirements of a TIFFANY & CO. location, particularly for 5,000 square foot format stores (see Item 2. Properties below for further information concerning U.S. Retail store leases).
Business-to-Business Sales Division. Tiffany’s Business Sales Division sales executives call on business clients throughout the United States, selling products drawn from the retail product line and items specially developed or sourced for the business market, including trophies and items designed for the particular customer. Price allowances are given to business account holders for certain purchases. Business Sales Division customers have typically purchased for business gift giving, employee service and achievement recognition awards, customer incentives and other purposes. Products and services are marketed through an organization of approximately 115 persons, through advertising in newspapers and business periodicals and through the publication of special catalogs.
International Retail
The following tables set forth locations operated by Registrant’s subsidiaries:

Europe

Austria: Vienna	France: Paris, Galeries Lafayette
United Kingdom: London, Old Bond Street	Germany: Frankfurt
United Kingdom: London, Royal Exchange	Germany: Munich
United Kingdom: London, Harrods Dept. Store	Italy: Florence
United Kingdom: London, Sloane Street	Italy: Milan
France: Paris, Rue de la Paix	Italy: Rome
France: Paris, Printemps Department Store	Switzerland: Zurich

Canada and Central/South America

Canada: Toronto	Mexico: Puebla, Palacio Store
Canada: Vancouver	Mexico: Mexico City, Palacio Store, Polanco
Brazil: Sao Paulo, Jardins	Mexico: Mexico City, Masaryk
Brazil: Sao Paulo, Iguatemi Shopping Center	Mexico: Monterrey, Palacio Store
Mexico: Mexico City, Palacio Store, Perisur

t i f f a n y & c o.

Japan

Abeno, Kintetsu Department Store	Okayama, Tenmaya Department Store
Chiba, Mitsukoshi Department Store *	Okinawa, Mitsukoshi Department Store *
Fukuoka, Mitsukoshi Department Store *	Omiya, Sogo Department Store
Ginza, Mitsukoshi Department Store *	Osaka, Takashimaya Department Store
Hiroshima, Mitsukoshi Department Store *	Osaka, Umeda ‡
Ikebukuro, Mitsukoshi Department Store *	Sagamihara, Isetan Department Store
Ikebukuro, Tobu Department Store	Sapporo, Mitsukoshi Department Store *
Kagoshima, Mitsukoshi Department Store *	Sapporo, Daimaru Department Store
Kanazawa, Mitsukoshi *	Sendai, Mitsukoshi Department Store *
Kashiwa, Takashimaya Department Store	Shinjuku, Isetan Department Store
Kawasaki, Saikaya Department Store	Shinjuku, Mitsukoshi Department Store *
Kobe, Daimaru Department Store	Shinsaibashi, Sogo Department Store
Kochi, Daimaru Department Store	Shizuoka, Matsuzakaya Department Store
Kokura, Izutsuya Department Store	Tachikawa, Isetan Department Store
Koriyama, Usui Department Store	Takamatsu, Mitsukoshi Department Store *
Kumamoto, Tsuruya Department Store	Takasaki, Takashimaya Department Store
Kyoto, Daimaru Department Store	Tamagawa, Takashimaya Department Store
Kyoto, Takashimaya Department Store	Tokyo, Ginza Flagship Store ‡
Matsuyama, Mitsukoshi Department Store *	Tokyo, Marunouchi ‡
Mito, Keisei Department Store	Tokyo, Roppongi Hills ‡
Nagoya Hoshigaoka, Mitsukoshi Dept. Store *	Umeda, Daimaru Department Store
Nagoya, Mitsukoshi *	Utsunomiya, Tobu Department Store
Nagoya, Takashimaya Department Store	Wakayama, Kintetsu Department Store
Nihonbashi, Mitsukoshi Department Store *	Yokohama, Landmark Plaza, Mitsukoshi *
Niigata, Mitsukoshi Department Store *	Yokohama, Takashimaya Department Store
Oita, Tokiwa Department Store	Yonago, Takashimaya Department Store

*Operated by Registrant’s Subsidiaries with Mitsukoshi Ltd.
‡ Freestanding stores operated by Registrant’s Subsidiaries.

Asia-Pacific Excluding Japan

Australia: Brisbane	Korea: Seoul, Galleria Luxury Hall East Dept. Store
Australia: Melbourne	Korea: Seoul, Hyundai Department Store
Australia: Sydney	Korea: Seoul, Hyundai Coex Department Store
China: Beijing, The Peninsula Palace Hotel	Korea: Seoul, Lotte Downtown Department Store
China: Beijing, Oriental Plaza	Korea: Seoul, Lotte World
China: Shanghai, Jiu Guang City Plaza	Macau: Wynn Resort
China: Shanghai, Plaza 66	Malaysia: Kuala Lumpur
Hong Kong: Hong Kong International Airport	Singapore: Ngee Ann City
Hong Kong: International Finance Center	Singapore: Raffles Hotel
Hong Kong: The Landmark Center	Taiwan: Kaohsiung, Hanshin Department Store
Hong Kong: Pacific Place	Taiwan: Taipei, The Regent Hotel
Hong Kong: The Peninsula Hotel	Taiwan: Taipei, Sogo Department Store
Hong Kong: Sogo Department Store	Taiwan: Taichung, Sogo Department Store
Korea: Busan, Lotte Department Store	Taiwan: Taipei, Taipei Financial Center

t i f f a n y & c o.

Business with Mitsukoshi. On August 1, 2001, Registrant’s wholly-owned subsidiary, Tiffany & Co. Japan Inc. (“Tiffany-Japan”), entered into agreements (“Japan Agreement”) with Mitsukoshi Ltd. of Japan (“Mitsukoshi”). The Japan Agreement continued long-standing commercial relationships that Registrant and its affiliated companies have maintained with Mitsukoshi. The Japan Agreement expired as of January 31, 2007. Tiffany-Japan expects to renew the Japan Agreement on essentially the same economic terms and Mitsukoshi has agreed to do so. Management expects that a formal written agreement will be executed that will continue the relationship on a year-to-year basis. Pending a formal written agreement, Tiffany-Japan and Mitsukoshi are continuing to operate under the terms of the expired Japan Agreement.
In Fiscal 2006, 2005 and 2004, respectively, total sales in Japan of TIFFANY & CO. merchandise represented 19%, 20% and 22% of Registrant’s net sales. Sales recorded in retail locations operated in connection with Mitsukoshi accounted for 9%, 10% and 12%, inclusive of the Tokyo Flagship store which represented 2%, 2% and 3%, of Registrant’s net sales in those years, respectively.
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
Mitsukoshi provides retail staff in “Standard Boutiques” and Tiffany-Japan provides retail staff in “Concession Boutiques.” At the end of Fiscal 2006, there were 8 Standard Boutiques and 10 Concession Boutiques operated with Mitsukoshi. See below for further information about the Tokyo Flagship store. Risk of inventory loss varies depending on whether the boutique is a Standard Boutique or a Concession Boutique. Mitsukoshi bears responsibility for loss or damage to the merchandise in Standard Boutiques and Tiffany-Japan bears the risk in Concession Boutiques.
Mitsukoshi retains a portion (the “basic portion”) of the net retail sales made in TIFFANY & CO. Boutiques. The basic portion varies depending on the type of Boutique and the retail price of the merchandise involved. The highest basic portion available to Mitsukoshi is 23% in a Standard Boutique and not less than 16% in a Concession Boutique.
Through Fiscal 2006, Tiffany-Japan has also paid Mitsukoshi an incentive fee of 5% of the amount by which boutique sales increase above “Target Sales” calculated on a per-boutique basis. Target Sales means a year-to-year increase that has been greater than the lesser of (i) 10% or (ii) a sales goal set by Tiffany-Japan.
Up until February 1, 2007, Mitsukoshi retained 3% of net sales made in premises indirectly owned by Tiffany-Japan in Tokyo’s Ginza shopping district where the TIFFANY & CO. Tokyo Flagship store is located. That arrangement expired on January 31, 2007.
International Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in England, Wales, Northern Ireland and Scotland through its U.K. website at www.tiffany.com/uk . The Company also offers a selection of TIFFANY & CO. merchandise for purchase in Japan and Canada through websites at www.tiffany.co.jp and www.tiffany.ca. The scope and selection of merchandise offered for purchase on these International websites is comparable to the selection offered on the U.S. website (see U.S. Internet Sales below).
t i f f a n y & c o.

International Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in markets in the Central/South American, Caribbean, Canadian, Asia-Pacific, Russian and Middle Eastern regions. Such sales represented approximately 2% of net sales in Fiscal 2006. Management anticipates continued expansion of international wholesale distribution in these regions as markets are developed.
Expansion of International Retail Operations. Tiffany began its ongoing program of international expansion through proprietary retail stores in 1986 with the establishment of the London Flagship store. Registrant expects to continue to open TIFFANY & CO. stores in locations outside the United States and to selectively expand its channels of distribution in important markets around the world without compromising the long-term value of the TIFFANY & CO. trademark. However, the timing and success of this program will depend upon many factors, including Registrant’s ability to obtain suitable retail space on satisfactory economic terms and the extent of consumer demand for TIFFANY & CO. products in overseas markets. Such demand varies from market to market.
The Company’s commercial relationship with Mitsukoshi and Mitsukoshi’s ability to continue as a leading department store operator have been and will continue to be substantial factors in the Company’s continued success in Japan. At the end of Fiscal 2006, TIFFANY & CO. boutiques were located in 18 Mitsukoshi department stores and other retail locations operated with Mitsukoshi in Japan. Tiffany-Japan operates 4 free-standing stores and the Company operates 30 locations primarily in department stores other than Mitsukoshi, within Japan.
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
[Remainder of this page is intentionally left blank]
t i f f a n y & c o.

The following chart details the growth in TIFFANY & CO. stores and boutiques since Fiscal 1987 on a worldwide basis:
Worldwide TIFFANY & CO. Retail Locations Operated by Registrant’s Subsidiary Companies

		Canada,
		Central/
End of		South				Other
Fiscal:	U.S.	Americas	Europe	Japan		Asia-Pacific	Total

1987	8	0	2	0		0	10

1988	9	0	3	0		1	13
1989	9	0	5	0		2	16

1990	12	0	5	0		3	20
1991	13	1	7	0		4	25

1992	16	1	7	7		4	35
1993	16	1	6	37	*	5	65

1994	18	1	6	37		7	69
1995	21	1	6	38		9	75

1996	23	1	6	39		12	81
1997	28	2	7	42		17	96

1998	34	2	7	44		17	104
1999	38	3	8	44		17	110

2000	42	4	8	44		21	119
2001	44	5	10	47		20	126

2002	47	5	11	48		20	131
2003	51	7	11	50		22	141

2004	55	7	12	53		24	151
2005	59	7	13	50		25	154

2006	64	9	14	52		28	167

*Prior to July 1993 many TIFFANY & CO. boutiques in Japan were operated by Mitsukoshi (ranging from 21 in 1987 to 29 in 1993) (see Business with Mitsukoshi above).
Direct Marketing
U.S. Internet Sales. Tiffany distributes a selection of more than 3,500 products through its website at www.tiffany.com for purchase in the United States. Sales for transactions made on websites outside the U.S. are reported in the International Retail channel of distribution. Business account holders may make gift purchases through the Company’s website at www.tiffany.com/business. Price allowances are given to eligible business account holders for certain purchases on the Tiffany for Business website.
Catalogs. Tiffany also distributes catalogs of selected merchandise to its proprietary list of customers and to mailing lists rented from third parties. SELECTIONS® catalogs are published, supplemented by COLLECTIONS and other catalogs.
t i f f a n y & c o.
K - 1 0

The following table sets forth certain data with respect to mail, telephone and Internet order operations for the periods indicated:

	2006	2005	2004

Number of names on U.S. catalog mailing and U.S. Internet lists at fiscal year-end (consists of U.S. customers who purchased by mail, telephone or Internet prior to the applicable date):	3,187,500	2,821,638	2,440,622

Total U.S. catalog mailings during fiscal year (in millions):	21.7	24.4	26.3

Total U.S. mail, telephone or Internet orders received during fiscal year:	744,414	704,221	672,325

Other
This channel of distribution includes the consolidated results of existing businesses that sell merchandise under trademarks or tradenames other than TIFFANY & CO. In Fiscal 2004, the Company also initiated, through this channel of distribution, wholesale sales of diamonds that were found to be unsuitable for Tiffany’s needs.
Registrant believes that the sale of merchandise, under trademarks or tradenames other than TIFFANY & CO., offers an opportunity to achieve incremental growth in sales and earnings without diminishing the distinctive appeal of the TIFFANY & CO. brand. Businesses to be developed or acquired for this channel have been and will be chosen with a view to more fully exploit Registrant’s established infrastructure for distribution and manufacturing of luxury products, store development and brand management.
Little Switzerland, Inc. In October 2002, the Company, through a subsidiary, completed the acquisition of all the shares of Little Switzerland, Inc., a specialty retailer of brand name watches, jewelry, china, crystal and giftware. LITTLE SWITZERLAND currently operates 25 retail stores on 11 Caribbean islands (Bahamas (2); Cayman Islands (1); Puerto Rico (1); St. Thomas (4); St. Maarten/St. Martin (3); St. John (1); St. Kitts (1); Aruba (5); Curacao (1); Turks & Caicos(1); and Barbados (2)) and in Florida (Key West (2); and Sunrise (1)), and appeal primarily to tourists from the United States. Little Switzerland sells primarily non-TIFFANY brand products, but certain stores carry selected TIFFANY & CO. merchandise (see Item 2. Properties under LITTLE SWITZERLAND Retail Store Leases below for further information concerning LITTLE SWITZERLAND retail store leases).
Iridesse, Inc. In Fiscal 2004, the Company organized a new retail subsidiary, under the name Iridesse, Inc., to engage exclusively in the design and retail sale of pearl jewelry in the United States. In Fiscal 2004, Iridesse opened its first retail boutiques in Short Hills, New Jersey and McLean, Virginia. In Fiscal 2005, Iridesse opened stores in Schaumburg, Illinois; King of Prussia, Pennsylvania; White Plains, New York and Boca Raton, Florida. In Fiscal 2006, Iridesse opened stores in Thousand Oaks, California; Tampa, Aventura and Palm Beach Gardens, Florida; Oakbrook, Illinois; Boston, Massachusetts and Atlantic City, New Jersey (see Item 2. Properties under IRIDESSE Retail Store Leases below for further information concerning IRIDESSE retail store leases).
Wholesale Diamond Sales. In Fiscal 2004, the Company commenced the sale of diamonds that were found unsuitable for Tiffany’s needs. Tiffany purchases parcels of rough diamonds, but not all the diamonds in a parcel are suitable for Tiffany’s production. In addition, after production not all polished diamonds are suitable for Tiffany jewelry. These diamonds that do not meet Tiffany’s quality standards
t i f f a n y & c o .
K - 1 1

are sold to third parties through the Other channel of distribution. The Company’s objective from such sales is to recoup its original costs, thereby earning minimal, if any, gross margin on those transactions.
ADVERTISING AND PROMOTION
Registrant regularly advertises, primarily in newspapers and magazines, and periodically conducts product promotional events. In Fiscal 2006, 2005 and 2004, Registrant spent approximately $163.4 million, $137.5 million and $135.0 million, respectively, on worldwide advertising, which include costs for media, production, catalogs, promotional events and other related items.
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
Tiffany actively pursues those who counterfeit or sell counterfeit TIFFANY & CO. goods through civil action and cooperation with criminal law enforcement agencies. However, counterfeit TIFFANY & CO. goods remain available in many markets and the cost of enforcement is expected to continue to rise. In recent years, there has been an increase in the availability of counterfeit goods, predominantly silver jewelry, in various markets by street vendors and small retailers and on the Internet.
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
t i f f a n y & c o .
K - 1 2

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
In Fiscal 2005, Tiffany became the sole licensee for jewelry designed by the architect, Frank Gehry. The Gehry collection was made available for retail sale in the first quarter of Fiscal 2006. Merchandise designed by Mr. Gehry accounted for 1% of the Company’s net sales in Fiscal 2006.
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
The designs of Ms. Peretti accounted for 11%, 13% and 14% of the Company’s net sales in Fiscal 2006, 2005 and 2004, respectively. Merchandise designed by Ms. Picasso accounted for 3% of the Company’s net sales in Fiscal 2006 and 4% of the Company’s net sales in both Fiscal 2005 and 2004. Registrant’s operating results could be adversely affected were it to cease to be a licensee of either of these designers or should its degree of exclusivity in respect of their designs be diminished.
MERCHANDISE PURCHASING, MANUFACTURING AND RAW MATERIALS
Merchandise offered for sale by the Company is supplied from Tiffany’s jewelry and silver goods manufacturing facilities in Cumberland and Cranston, Rhode Island; Pelham and Mount Vernon, New York; the hollowware manufacturing facility in Tiffany’s Retail Service Center and through purchases and consignments from others. It is Registrant’s long-term objective to continue its expansion of Tiffany’s internal manufacturing operations. However, it is not expected that Tiffany will ever manufacture all of its needs. Factors to be considered in its decision to outsource manufacturing include product quality, gross margin improvement, access to or mastery of various jewelry-making skills and technology, support for alternative capacity and the cost of capital investments.
t i f f a n y & c o .
K - 1 3

The following table shows Tiffany’s sources of jewelry merchandise, based on cost, for the periods indicated:

	2006	2005	2004

Finished Goods produced by Tiffany*	58%	65%	63%
Finished Goods purchased from others	42%	35%	37%

	100%	100%	100%

*Includes raw materials provided by Tiffany to subcontractors.
Almost all non-jewelry items are purchased from third-party vendors.
Purchases of Polished Gemstones. Gemstones and precious metals used in making Tiffany’s jewelry may be purchased from a variety of sources. Most purchases of such materials are from suppliers with which Tiffany enjoys long-standing relationships.
Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 46%, 46% and 43% of Tiffany’s net sales in Fiscal 2006, 2005 and 2004, respectively. Products containing one or more diamonds of one carat or larger accounted for 10%, 10% and 8% of net sales in each of those years, respectively.
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
Except as noted above, Tiffany believes that there are numerous alternative sources for gemstones and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.
Purchases of Rough Diamonds. Until Fiscal 2003, the Company did not purchase rough diamonds. In Fiscal 1999, the Company made a 14.7% equity investment ($70,636,000) in Aber Diamond Corporation (“Aber”), a publicly-traded company headquartered in Canada, by purchasing eight million unregistered shares of its common stock. In Fiscal 2004, the Company sold this investment. Aber holds a 40% interest in the Diavik Diamond Mine in Northwest Canada. Under the Company’s continuing diamond purchase agreement with Aber, Tiffany is obligated to purchase at least $50 million in diamonds annually, if available, (in assortments of diamonds expected to cut/polish to Tiffany’s quality standards) during the next seven years.
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
t i f f a n y & c o .
K - 1 4

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
In Fiscal 2004, the Company made an investment in a joint venture that owns and operates a diamond polishing facility in South Africa and is a sight-holder. The Company will continue to invest in additional opportunities that will potentially lead to additional conflict-free sources of rough diamonds. Some, but not all, of Tiffany’s suppliers are DTC sight-holders, and it is estimated that a significant portion of the diamonds that Tiffany has purchased have had their source with the DTC.
In Fiscal 2006, approximately 40% of the polished diamonds acquired for use in jewelry were produced from rough diamonds purchased by the Company. The Company expects to continue to purchase rough diamonds in increasing amounts from Aber, the DTC and other sellers through its affiliated companies. The Company sorts, processes, and cuts/polishes some diamonds purchased from Aber and other sellers. Other diamonds are provided to contractors for cutting/polishing and return. In conducting these activities, it is the Company’s intention to supply Tiffany’s needs for cut/polished diamonds to as great an extent as possible. The Company will strive to minimize the number of rough or cut stones that do not meet Tiffany’s quality standards and must be sold to third parties; however, some such sales are inevitable and have been conducted through Registrant’s Other channel of distribution. The Company’s objective from such sales is to recoup its original costs, thereby earning minimal, if any, gross margin on those transactions.
Worldwide Availability of Diamonds. The availability and price of diamonds to the DTC, Tiffany and Tiffany’s suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. As a consequence of changes in the sight-holder system and increased competition in the retail diamond trade, substantial competition exists for rough diamonds, which resulted in significant increases in diamond prices commencing in Fiscal 2004 and continued, albeit lesser, increases in diamond prices through 2006. Sustained interruption in the supply of rough diamonds, an over-abundance of supply or a substantial change in the marketing arrangements described above could adversely affect Tiffany and the retail jewelry industry as a whole. Changes in the marketing and advertising policies of the DTC and its direct purchasers could affect consumer demand for diamonds. Additionally, an affiliate of the DTC has formed a joint venture with an affiliate of a major luxury goods retailer for the purpose of retailing diamond jewelry. This joint venture has become a competitor of Tiffany. Further, the DTC has encouraged its sight-holders to engage in diamond brand development, which may also increase demand for diamonds and affect the supply of diamonds in certain categories.
Increasing attention has been focused within the last few years on the issue of “conflict” diamonds. Conflict diamonds are extracted from war-torn geographic regions and sold by rebel forces to fund
t i f f a n y & c o .
K - 1 5

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
Finished Jewelry. Finished jewelry is purchased from approximately 100 manufacturers, most of which have long-standing relationships with Tiffany. Tiffany believes that there are alternative sources for most jewelry items; however, due to the craftsmanship involved in certain designs, Tiffany would have difficulty finding readily available alternatives in the short term.
Watch Components. Components for TIFFANY & CO. brand timepieces are manufactured and assembled by third parties. Approximately 60% of net watch sales during Fiscal 2006 and nearly all movements for Tiffany’s line of watches were attributable to and purchased from a single manufacturer. The loss of this manufacturer could result in the unavailability of timepieces during the period necessary for Tiffany to arrange for new production.
COMPETITION
TIFFANY & CO. stores encounter significant competition in all product lines. Some competitors specialize in just one area in which Tiffany is active. Many competitors have established worldwide, national or local reputations for style, quality, expertise and customer service similar to Tiffany and compete on the basis of that reputation. Other jewelers and retailers compete primarily through advertised price promotion. Tiffany competes on the basis of its reputation for high quality products, brand recognition, customer service and distinctive value-priced merchandise and does not engage in price promotional advertising (see Merchandise Purchasing, Manufacturing and Raw Materials above).
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
t i f f a n y & c o .
K - 1 6

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
EMPLOYEES
As of January 31, 2007, the Registrant’s subsidiary corporations employed an aggregate of approximately 8,900 full-time and part-time persons. Of those employees, approximately 6,200 are employed in the United States. Approximately 16 of the total number of Registrant’s subsidiary’s employees in the Caribbean are represented by unions, approximately 45 of the total number of Registrant’s subsidiary’s employees in South Africa are represented by unions and approximately 365 of the total number of Registrant’s subsidiaries’ employees in Vietnam are represented by unions. None of Registrant’s unionized employees are employed in the United States. Registrant believes that relations with its employees and these unions are good.
AVAILABLE INFORMATION
The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Tiffany & Co. and other companies that file materials with the SEC electronically. You may also obtain copies of the Company’s annual reports on Form 10-K, Forms 10-Q and Forms 8-K, free of charge on the Company’s website at www.tiffany.com (Go To: About Tiffany / Shareholder Information / SEC Filings).
[Remainder of this page is intentionally left blank]
t i f f a n y & c o .
K - 1 7

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
t i f f a n y & c o .
K - 1 8

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
Item 1B.   Unresolved Staff Comments.
NONE
Item 2.   Properties.
Registrant owns or leases its principal operating facilities and occupies its various store premises under lease arrangements that are generally on a two to ten-year basis.
NEW YORK FLAGSHIP STORE
In November 1999, Tiffany purchased the land and building housing its Flagship store at 727 Fifth Avenue in New York City which it had leased since 1984. The building was originally constructed for Tiffany in 1940 but was later sold by Tiffany and leased back. It was designed to be a retail store for Tiffany and is believed to be well located for this function. Currently, approximately 40,000 gross square feet of this 124,000 square foot building are devoted to retail sales, with the balance devoted to administrative offices, certain product services, jewelry manufacturing and storage. In Fiscal 2000, Tiffany commenced a multi-year renovation and reconfiguration project to increase the store’s selling space and provide additional floor space for customer service and special exhibitions. An additional selling floor was opened in November 2001 and all renovations were completed by the end of Fiscal 2006.
LONDON FLAGSHIP STORE
In October 2002, Registrant purchased a corporation owning the building housing its Flagship TIFFANY & CO. store at 25/25A Old Bond Street in London and the adjacent building at 15 Albermarle Street. The London store had been leased since Fiscal 1986 and was expanded to 15,200 gross square feet in 1991. In Fiscal 2006, a renovation and reconfiguration plan was completed, thereby increasing the store to its current 22,400 gross square feet.
TOKYO FLAGSHIP STORE
In June 2003, through its purchase of a trust beneficiary interest, Registrant’s Japanese affiliate acquired the land and building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district. The 61,000 gross square foot, nine-story building houses retail, restaurant and office tenants, including the TIFFANY & CO. store located on the street level, second and third floors. Prior to its purchase, the Tokyo Flagship store had been leased. The store was expanded to its current 12,000 gross square feet in Fiscal 1999.
t i f f a n y & c o .
K - 1 9

TIFFANY & CO. – U.S. AND INTERNATIONAL RETAIL STORES
The following table provides a reconciliation of Company-operated TIFFANY & CO. stores and boutiques:

			Other
2006	United States	Japan	Countries	Total

Beginning of year	59	50	45	154
Opened, net of relocations	5	4	7	16
Closed	–	(2)	(1)	(3)

End of year	64	52	51	167

			Other
2005	United States	Japan	Countries	Total

Beginning of year	55	53	43	151
Opened, net of relocations	4	2	2	8
Closed	–	(5)	–	(5)

End of year	59	50	45	154

U.S. TIFFANY & CO. Stores
In Fiscal 2006, Tiffany leased and operated 63 retail branch locations in the U.S. totaling approximately 446,000 gross square feet devoted to retail selling and operations (not including the New York Flagship store). Tiffany retail branch stores range from approximately 1,300 to 18,000 gross square feet with an average retail store size of approximately 7,100 gross square feet. Management currently contemplates the opening of new TIFFANY & CO. branch stores in the United States at the rate of approximately five to seven per year. Prior to Fiscal 1993, an average of approximately 45% of the floor space in each branch store was devoted to retail selling. Stores opened between Fiscal 1993 and Fiscal 2001 generally range from approximately 4,000 to 7,000 gross square feet and are designed to devote approximately 60-70% of total floor space to retail selling. Branch stores opened after Fiscal 2001 are generally smaller, approximately 5,000 gross square feet, and display primarily jewelry and timepieces, with a select assortment of china and crystal giftware. The East Hampton, Palm Desert, Carmel and Atlantic City locations, ranging from approximately 3,000 to 4,500 gross square feet in size, represent the Company’s “resort” stores.
New U.S. TIFFANY & CO. Retail Branch Store Leases. In addition to the U.S. leases described above, Registrant has entered into the following new leases for domestic stores expected to open in Fiscal 2007: a 20-year lease for an approximately 11,000 gross square foot store on Wall Street in New York, New York, a 10-year lease for an approximately 9,100 gross square foot store in Las Vegas, Nevada, a 10-year lease for an approximately 5,100 gross square foot store in Austin, Texas, a 10-year lease for an approximately 5,300 gross square foot store in Natick, Massachusetts, and a 10-year lease for an approximately 6,000 gross square foot store in Red Bank, New Jersey.
International TIFFANY & CO. Stores
At the end of Fiscal 2006, Registrant operated 103 retail locations internationally, including the London and Tokyo Flagship stores, totaling approximately 306,000 gross square feet devoted to retail selling and operations. Outside of Japan, Registrant operates 51 international retail stores ranging from approximately 500 to 22,400 gross square feet with an average retail store size of approximately 3,200 gross square feet. At the end of Fiscal 2006 Registrant operated 52 retail locations in Japan ranging from
t i f f a n y & c o .
K - 2 0

approximately 1,100 to 12,000 gross square feet with an average retail store size of approximately 2,700 gross square feet.
New International TIFFANY & CO. Retail Branch Store Leases. In addition to the International locations listed above, Registrant has entered into the following new leases for International branch stores expected to open in Fiscal 2007: a 3-year lease for an approximately 1,100 gross square foot store in Seoul, Korea, a 3-year lease for an approximately 1,600 gross square foot store in Changi Airport, Singapore, a 10-year lease for an approximately 3,700 gross square foot store in Hamburg, Germany, and a 3-year lease for an approximately 1,200 gross square foot store in Mexico City, Mexico.
For Fiscal 2007, Registrant’s Japanese affiliate has entered into contractual obligations with Seibu Department store in Shibuya, Japan; Takashimaya Department store in Shinjuku, Japan; and Fukuya Department store in Hiroshima, Japan, for the operation of concession boutiques within said department stores of areas comprising approximately 1,700, 2,700, and 1,900 gross square feet, respectively.
LITTLE SWITZERLAND Stores
In Fiscal 2006, Little Switzerland leased and operated 25 retail locations in the U.S. and Caribbean totaling approximately 93,000 gross square feet devoted to retail selling and operations. Little Switzerland’s retail store leases range from approximately 250 to 6,000 gross square feet of selling space with an average retail store size of approximately 2,500 gross square feet. Little Switzerland leases most of its retail store locations for an average of five years, with two exercisable five-year renewal options. Little Switzerland has three pending lease renewals in 2007. Additionally, Little Switzerland leases approximately 29,000 square feet for office space and storage.
IRIDESSE Stores
In Fiscal 2006, Iridesse leased and operated 13 retail locations in the U.S. totaling approximately 19,000 gross square feet devoted to retail selling and operations. Iridesse retail stores range from approximately 1,300 to 1,600 gross square feet with an average retail store size of approximately 1,500 gross square feet. Iridesse rents its retail store locations under standard shopping mall leases, which may contain minimum rent escalations, for an average term of 10 years. Iridesse leases are all directly or indirectly guaranteed by Registrant. There are no pending lease expirations or renewals in Fiscal 2007.
New IRIDESSE Store Leases. In addition to the U.S. leases described above, Iridesse has entered into 10-year leases for stores averaging approximately 1,500 gross square feet in Paramus, New Jersey; Century City, California and Santa Clara, California.
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
t i f f a n y & c o .
K - 2 1

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
MANUFACTURING FACILITIES
Since 2001, Tiffany has owned and operated a manufacturing facility in Cumberland, Rhode Island. It is an approximately 100,000 square foot facility that was specially designed and constructed for Tiffany for the manufacture of jewelry. It produces a significant portion of the silver, gold and platinum jewelry and silver accessory items sold under the TIFFANY & CO. trademark.
On January 31, 2003, Tiffany purchased a warehouse facility and land located in Cranston, Rhode Island. During Fiscal 2003, Tiffany renovated the approximately 75,000 square foot building to process metals for use in jewelry manufacturing.
On July 1, 1997, Tiffany entered into a lease for an approximately 34,000 square foot manufacturing facility in Pelham, New York, to expire on June 30, 2008. In Fiscal 2004, Tiffany modified the lease to add an additional 10,200 square feet to the lease, subject to the original expiration date.
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
t i f f a n y & c o .
K - 2 2

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
See Item 1. Business under Trademarks for disclosure on Tiffany and Company v. eBay, Inc.
Item 4.   Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended January 31, 2007.
See Item 13. Certain Relationships and Related Transactions for information on the section titled “EXECUTIVE OFFICERS OF THE COMPANY” as incorporated by reference from Registrant’s Proxy Statement dated April 12, 2007.
[Remainder of this page is intentionally left blank]
t i f f a n y & c o .
K - 2 3

PART II
Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Registrant’s Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2006 were:

	High	Low

First Fiscal Quarter	$39.50	$34.77
Second Fiscal Quarter	$35.31	$30.11
Third Fiscal Quarter	$36.95	$29.63
Fourth Fiscal Quarter	$40.80	$34.71

On March 23, 2007, the high and low selling prices quoted on such exchange were $45.82 and $45.35, respectively. On March 23, 2007, there were 9,842 holders of record of Registrant’s Common Stock.
In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2005 were:

	High	Low

First Fiscal Quarter	$35.25	$29.53
Second Fiscal Quarter	$34.84	$28.60
Third Fiscal Quarter	$41.47	$33.11
Fourth Fiscal Quarter	$43.80	$37.47

It is Registrant’s policy to pay a quarterly dividend on the Registrant’s Common Stock, subject to declaration by Registrant’s Board of Directors. In Fiscal 2005, a dividend of $0.06 per share of Common Stock was paid on April 11, 2005, and dividends of $0.08 per share of Common Stock were paid on July 11, 2005, October 11, 2005 and January 10, 2006. In Fiscal 2006, a dividend of $0.08 per share of Common Stock was paid on April 10, 2006, and dividends of $0.10 per share of Common Stock were paid on July 10, 2006, October 10, 2006 and January 10, 2007.
In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Annual Report on Form 10-K, 1,428,173 shares of Registrant’s Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered “affiliates” under the provisions of Rule 405 promulgated under the Securities Act of 1933.
t i f f a n y & c o .
K - 2 4

The following table contains the Company’s stock repurchases of equity securities in the fourth quarter of Fiscal 2006:
Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares, (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share (or	Publicly Announced	Purchased Under the
Period	Purchased	Unit)	Plans or Programs*	Plans or Programs*

November 1, 2006 to November 30, 2006	72,200	$34.95	72,200	$709,952,000

December 1, 2006 to December 31, 2006	–	–	–	$709,952,000

January 1, 2007 to January 31, 2007	364,235	$39.91	364,235	$695,414,000

TOTAL	436,435	$39.09	436,435	$695,414,000*

*In August 2006, the Company extended the expiration date of the program to December 2009 and increased the authorized repurchase of its Common Stock through open or private transactions to $813,000,000.
[Remainder of this page is intentionally left blank]
t i f f a n y & c o .
K - 2 5

Item 6.   Selected Financial Data.
The following table sets forth selected financial data, certain of which have been derived from the Company’s audited financial statements for fiscal 2002-2006:

(in thousands, except per share amounts,
percentages, ratios, retail locations and employees)	2006	2005	2004	2003	2002

EARNINGS DATA
Net sales	$2,648,321	$2,395,153	$2,204,831	$2,000,045	$1,706,602
Gross profit	1,475,675	1,342,340	1,230,573	1,157,382	1,011,448
Selling, general and administrative expenses	1,060,240	959,635	936,044	801,863	692,251
Earnings from operations	415,435	382,705	294,529	355,519	319,197
Net earnings	253,927	254,655	304,299	215,517	189,894
Net earnings per diluted share	1.80	1.75	2.05	1.45	1.28
Weighted-average number of diluted common shares	140,841	145,578	148,093	148,472	148,591

BALANCE SHEET AND CASH FLOW DATA
Total assets	$2,845,510	$2,777,272	$2,666,118	$2,391,088	$1,923,586
Cash and cash equivalents	176,503	393,609	187,681	248,665	156,197
Short-term investments	15,500	–	139,200	27,450	–
Inventories, net	1,214,622	1,060,164	1,057,245	871,251	732,088
Short-term borrowings and long-term debt (including current portion)	518,462	471,676	440,563	486,859	349,659
Stockholders’ equity	1,804,895	1,830,913	1,701,160	1,468,200	1,208,049
Working capital	1,253,973	1,334,233	1,208,068	952,923	770,481
Cash flows from operating activities	233,582	262,691	130,853	283,842	221,441
Capital expenditures	182,393	157,036	142,321	272,900	219,717
Stockholders’ equity per share	13.28	12.85	11.77	10.01	8.34
Cash dividends paid per share	0.38	0.30	0.23	0.19	0.16

RATIO ANALYSIS AND OTHER DATA
As a percentage of net sales:
Gross profit	55.7%	56.0%	55.8%	57.9%	59.3%
Selling, general and administrative expenses	40.0%	40.1%	42.4%	40.1%	40.7%
Earnings from operations	15.7%	15.9%	13.4%	17.8%	18.7%
Net earnings	9.6%	10.6%	13.8%	10.8%	11.1%
Capital expenditures	6.9%	6.6%	6.5%	13.6%	12.9%
Return on average assets	9.0%	9.4%	12.0%	10.0%	10.7%
Return on average stockholders’ equity	14.0%	14.4%	19.2%	16.1%	16.9%
Total debt-to-equity ratio	28.7%	25.8%	25.9%	33.2%	28.9%
Dividends as a percentage of net earnings	20.7%	16.8%	11.0%	12.9%	12.2%
Company-operated TIFFANY & CO. stores and boutiques	167	154	151	141	131
Number of employees	8,900	8,100	7,300	6,900	6,400

All references to years relate to the fiscal year that ends on January 31 of the following calendar year.
Financial information for 2006, 2005 and 2004 includes the effect of expensing stock-based compensation (see note O to consolidated financial statements). In addition, 2004 includes the effect of the Company’s sale of its equity investment in Aber Diamond Corporation (see note D to consolidated financial statements) .
t i f f a n y & c o .
K - 2 6

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes. All references to years relate to the fiscal year that ends on January 31 of the following calendar year.
KEY GROWTH STRATEGIES
The Company’s key growth strategies are:
•	To selectively expand its channels of distribution in important markets around the world without compromising the value of the TIFFANY & CO. trademark;

•	To provide superior customer service;

•	To maintain an active product development program;

•	To increase its control over product supply through direct diamond sourcing and internal jewelry manufacturing;

•	To achieve improved profit margins; and

•	To enhance customer awareness through marketing and public relations programs.
2006 HIGHLIGHTS
•	Net sales increased 11% to $2.6 billion due to growth in all channels of distribution.

•	Worldwide comparable store sales increased 6% on a constant-exchange-rate basis (see Non-GAAP Measures). Comparable TIFFANY & CO. store sales in the U.S. increased 5%. Comparable international store sales increased 8%. Growth in most countries more than offset weakness in Japan.

•	Net earnings of $254 million were approximately equal to the prior year, although earnings before income taxes increased 10%. Net earnings in 2005 included non-recurring tax benefits related to the repatriation provisions of the American Jobs Creation Act of 2004.

•	Net earnings per diluted share rose 3% due to fewer shares outstanding.

•	The Board of Directors authorized increased repurchases of Common Stock and extended the expiration of the repurchase program. The Company repurchased 8.1 million shares of its Common Stock in 2006.

•	The number of Company-operated TIFFANY & CO. stores and boutiques increased 8%. The Company added 16 retail locations: five in the U.S., four in Japan, three in China and one each in Mexico, Korea, Austria and Canada. Three existing locations were closed: two in Japan and one in Korea.

•	The Company introduced a wide range of new products, highlighted by the launch of jewelry designed by Frank Gehry, the world-renowned architect.

•	The Company launched an informational website in China.

•	The Board of Directors increased the quarterly dividend rate by 25%.
t i f f a n y & c o .
K - 2 7

NON-GAAP MEASURES
The Company’s reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar.
The Company reports information in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Internally, management monitors its international sales performance on a non-GAAP basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant-exchange-rate basis”). Management believes this constant-exchange-rate measure provides a more representative assessment of the sales performance and provides better comparability between reporting periods.
The Company’s management does not, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The Company presents such non-GAAP financial measures in reporting its financial results to provide investors with an additional tool to evaluate the Company’s operating results.
The following table reconciles sales percentage increases (decreases) from the GAAP to the non-GAAP basis versus the previous year:

	2006			2005
			Constant-			Constant-
	GAAP	Translation	Exchange-	GAAP	Translation	Exchange-
	Reported	Effect	Rate Basis	Reported	Effect	Rate Basis
Net Sales:
Worldwide	11%	–	11%	9%	–	9%
U.S. Retail	9%	–	9%	9%	–	9%
International Retail	12%	(1)%	13%	5%	(2)%	7%
Japan Retail	(1)%	(5)%	4%	–	(4)%	4%
Other Asia-Pacific	25%	2%	23%	17%	3%	14%
Europe	28%	5%	23%	4%	(3)%	7%

Comparable Store Sales:
Worldwide	6%	–	6%	4%	(1)%	5%
U.S. Retail	5%	–	5%	7%	–	7%
International Retail	7%	(1)%	8%	–	(2)%	2%
Japan Retail	(4)%	(4)%	–	(4)%	(4)%	–
Other Asia-Pacific	24%	2%	22%	10%	2%	8%
Europe	25%	5%	20%	(2)%	(3)%	1%
t i f f a n y & c o .
K - 2 8

RESULTS OF OPERATIONS
Certain operating data as a percentage of net sales were as follows:

	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	44.3	44.0	44.2

Gross profit	55.7	56.0	55.8
Selling, general and administrative expenses	40.0	40.1	42.4

Earnings from operations	15.7	15.9	13.4
Interest expense, financing costs and other income, net	0.4	0.5	0.8
Gain on sale of equity investment	–	–	8.8

Earnings before income taxes	15.3	15.4	21.4
Provision for income taxes	5.7	4.8	7.6

Net earnings	9.6%	10.6%	13.8%

Net Sales

				2006 vs. 2005	2005 vs. 2004
(in thousands)	2006	2005	2004	Increase	Increase

U.S. Retail	$1,326,441	$1,220,683	$1,116,845	9%	9%
International Retail	1,010,627	900,689	857,360	12%	5%
Direct Marketing	174,078	157,483	142,508	11%	11%
Other	137,175	116,298	88,118	18%	32%

	$2,648,321	$2,395,153	$2,204,831	11%	9%

A store’s sales are included in “comparable store sales” when the store has been open for more than 12 months. In markets except Japan, sales for relocated stores are included in comparable store sales if the relocation occurs within the same geographical market. In Japan, sales for a new store or boutique are not included if the store was relocated from one department store to another or from a department store to a free-standing location. In all markets, the results of a store in which the square footage has been expanded or reduced remain in the comparable store base.
U.S. Retail. U.S. Retail includes sales in TIFFANY & CO. stores in the U.S. and sales of TIFFANY & CO. products through business-to-business direct selling operations in the U.S. The following table presents the U.S. Retail channel and its components as a percentage of worldwide net sales:

	2006	2005	2004

New York Flagship store	9%	10%	10%
Branch stores	39%	39%	39%
Business-to-business	2%	2%	2%

	50%	51%	51%

U.S. Retail sales increased in 2006 and 2005 as a result of comparable store sales growth of 5% and 7% in 2006 and 2005 and the opening of new stores. In 2006 and 2005, the New York Flagship store’s sales increased 9% and 5% and comparable branch store sales increased 4% and 7%. Comparable store sales
t i f f a n y & c o .
K - 2 9

growth in both years resulted from increases in the average sales amount per transaction. Management attributes the increased amount per transaction to sales of higher-priced merchandise as well as generally favorable conditions for consumer spending. In 2006 and 2005, the Company experienced growth across a range of jewelry categories, with especially strong results in jewelry with diamonds. The Company opened five new U.S. stores in 2006 and four new U.S. stores in 2005.
International Retail. International Retail includes sales in TIFFANY & CO. stores and department store boutiques outside the U.S. and, to a lesser extent, business-to-business, Internet and wholesale sales of TIFFANY & CO. products outside the U.S. The following table presents the sales contribution in U.S. dollars of each geographic region within the International Retail channel as a percentage of worldwide net sales:

	2006	2005	2004

Japan	19%	20%	22%
Other Asia-Pacific	9%	8%	7%
Europe	7%	6%	6%
Other International	3%	4%	4%

	38%	38%	39%

International Retail sales, on a constant-exchange-rate basis, increased 13% in 2006 and 7% in 2005, and comparable store sales rose 8% in 2006 and 2% in 2005. When compared with the prior year, the weighted-average U.S. dollar exchange rate was stronger in both 2006 and 2005.
Japan retail sales, on a constant-exchange-rate basis, increased 4% in both 2006 and 2005 due to an increase in unit sales of engagement and other fine jewelry. Comparable store sales were unchanged in both years. Management’s operational focus in Japan is to increase sales by improving the in-store shopping experience and cultivating more long-term customer relationships, while also upgrading certain boutiques through renovation or relocation. In addition, management believes that Japan sales will continue to be affected by increased “luxury-goods” competition.
In 2006, the Company opened four locations in Japan and closed two. In 2005, the Company opened two locations and five were closed. The store closings are consistent with management’s intention to enhance the quality of its selling locations in Japan. The Company also launched an e-commerce website in 2005.
In the Asia-Pacific region outside of Japan, comparable store sales on a constant-exchange-rate basis increased 22% in 2006 and 8% in 2005 due to growth in most markets. In Europe, comparable store sales on a constant-exchange-rate basis increased 20% in 2006 due to growth in all markets including the United Kingdom (which represents more than half of European sales) and 1% in 2005.
Store Data. Gross square feet of Company-operated TIFFANY & CO. stores increased 6% to 792,000 in 2006, following a 2% increase to 745,000 in 2005. Sales per gross square foot generated by those stores were $2,746 in 2006, $2,666 in 2005 and $2,546 in 2004. The Company’s newer U.S. stores use a smaller footprint and are more productive than the Company’s average. Management’s objective is to increase sales per square foot by improving customer traffic through more targeted advertising and improving the conversion rate through continued sales training initiatives.
Given the success of new stores opened in recent years, management has adopted a more aggressive program for store openings. The Company’s revised worldwide expansion strategy is to add 15-17 Company-operated TIFFANY & CO. stores and boutiques annually. Beginning in 2007, the Company expects to add 5-7 new U.S. stores and approximately 10 international stores
t i f f a n y & c o .
K - 3 0

each year. 2007 store openings announced to date for the U.S. are: Austin, Texas, Wall Street, New York City, Las Vegas, Nevada (the second store in that market), Natick, Massachusetts and Red Bank, New Jersey. 2007 openings announced to date for non-U.S. markets are stores in: Japan, Singapore, Korea, Germany and Mexico.
Direct Marketing. Direct Marketing includes Internet and catalog sales of TIFFANY & CO. products in the U.S. Direct Marketing sales rose in both 2006 and 2005 due to increases in both the number of orders shipped and the average order size. Website traffic and orders have continued to increase as consumers have shifted their purchases from catalogs to the Internet. Catalogs remain an effective marketing tool for both retail and Internet sales, but the Company has reduced catalog circulation and in 2006 began e-mail marketing communications to customers.
Other. Other includes worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. (“specialty retail”). Other also includes wholesale sales of diamonds obtained through bulk purchases deemed not suitable for the Company’s needs. Other sales increased in 2006 and 2005. More than half of the increase resulted from wholesale sales of diamonds. Sales in LITTLE SWITZERLAND stores (which represent the majority of Other sales) increased 6% in 2006 and 7% in 2005. IRIDESSE store sales increased in both years largely due to an increased store base.
Gross Margin
Gross margin (gross profit as a percentage of net sales) declined in 2006 by 0.3 percentage point and improved in 2005 by 0.2 percentage point. The primary components of the net decline in 2006 were: (i) a 0.4 percentage point decline due to increased low-margin wholesale sales of diamonds; (ii) a 0.3 percentage point decline due to changes in product sales mix and increased product costs; which was partially offset by (iii) a 0.5 percentage point improvement due to the leverage effect of fixed product-related costs, which includes costs associated with merchandising and distribution. The increase in 2005 was primarily attributable to changes in geographic and product sales mix and selective price increases (0.6 percentage point), partially offset by increased low-margin wholesale sales of diamonds (0.5 percentage point). Wholesale diamond sales are made to divest gemstones that do not meet Tiffany’s quality requirements; typically, the Company purchases such gemstones in mixed lots which are then culled.
The Company’s hedging program (see note K to consolidated financial statements) uses yen put options to stabilize product costs in Japan over the short-term despite exchange rate fluctuations. The Company adjusts its retail prices in Japan from time to time to address longer-term changes in the yen/dollar relationship and local competitive pricing.
Management’s objective is to improve gross margin through greater product manufacturing/sourcing efficiencies (including increased direct rough-diamond sourcing and internal manufacturing), increased utilization of distribution center capacity, and selective price adjustments to address higher product costs.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $100,605,000, or 10%, in 2006 largely due to increased labor and benefit costs of $31,400,000 and increased depreciation and occupancy expenses of $25,900,000, which is largely due to new and existing stores. In addition, marketing expenses increased $25,800,000, which included the launch of the Frank Gehry jewelry collection. In 2006, the Company recorded total charges of $6,893,000 related to the impairment of goodwill for its Little Switzerland business as a result of store performance and cash flow projections (see note E to consolidated financial statements). Despite increasing the
t i f f a n y & c o .
K - 3 1

advertising-to-sales ratio from 5.7% in 2005 to 6.2% in 2006, SG&A expenses as a percentage of net sales improved by 0.1 percentage point in 2006.
SG&A expenses increased $23,591,000, or 3%, in 2005. However, excluding several one-time costs in 2004 (a $25,000,000 contribution to The Tiffany & Co. Foundation, a $12,193,000 impairment charge and $2,932,000 of exit costs associated with discontinuing a specialty retail concept that the Company decided not to pursue), SG&A expenses would have increased 7% in 2005 due to higher labor and benefit costs (representing $33,400,000 of the increase) and higher depreciation and occupancy expenses attributable to new stores and variable rent (representing $19,200,000 of the increase). In addition, in 2005, the Company recorded $2,201,000 of losses associated with the sale of the Company’s equity investment in a retail designer and distributor and $2,115,000 of losses associated with the sale of a glassware manufacturing operation. As a percentage of net sales, SG&A expenses improved 2.3 percentage points in 2005. Excluding the one-time costs in 2004 discussed above, SG&A expenses as a percentage of net sales would have improved 0.5 percentage point in 2005 due to overall sales growth.
Management’s objective is to improve the ratio of SG&A expenses to net sales by controlling expenses so that sales growth can result in a higher rate of earnings growth.
Earnings from Operations

		% of		% of		% of
(in thousands)	2006	Sales*	2005	Sales*	2004	Sales*

Earnings (losses) from operations:
U.S. Retail	$260,067	20%	$265,425	22%	$217,882	20%
International Retail	259,116	26%	216,273	24%	213,411	25%
Direct Marketing	62,580	36%	58,109	37%	45,835	32%
Other	(29,344)	(21)%	(18,829)	(16)%	(23,290)	(26)%

	552,419		520,978		453,838
Unallocated corporate expenses	(136,984)		(138,273)		(159,309)

Earnings from operations	$415,435		$382,705		$294,529

*Percentages represent earnings (losses) from operations as a percentage of each segment’s net sales.
Reclassifications were made to the prior years’ earnings (losses) from operations by segment to conform to the current year presentation and to reflect the revised manner in which management evaluates the performance of segments (see note R to consolidated financial statements for further information on the reclassifications that were made).
Earnings from operations rose 9% in 2006. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and interest expense, financing costs and other income, net) to each segment’s net sales in 2006 compared with 2005 was as follows:
•	U.S. Retail – decreased 2 percentage points primarily due to a decline in gross margin (due to higher product costs) and increased SG&A expenses (due to new and existing stores as well as increased marketing expenses);

•	International Retail – increased 2 percentage points primarily due to an improved gross margin (due to the leveraging of product-related costs) and the leveraging of operating expenses which benefited from increased sales growth;

•	Direct Marketing – decreased 1 percentage point primarily due to a decline in gross margin (due to higher product costs); and
t i f f a n y & c o .
K - 3 2

•	Other – increased loss of 5 percentage points primarily due to continued investments in the development of the specialty retail businesses and greater than expected losses from the Little Switzerland business, including a $6,893,000 loss related to the impairment of all goodwill. 2005 included losses associated with business dispositions.
Earnings from operations rose 30% in 2005. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and interest expense, financing costs and other income, net) to each segment’s net sales in 2005 compared with 2004 was as follows:
•	U.S. Retail – increased 2 percentage points primarily due to increased sales and gross margin and the leveraging of fixed expenses;

•	International Retail – decreased 1 percentage point primarily due to a decline in gross margin (due to increased product costs);

•	Direct Marketing – increased 5 percentage points primarily due to increased sales and gross margin and the leveraging of fixed expenses; and

•	Other – reduced loss of 10 percentage points primarily due to the absence of impairment and exit costs incurred in 2004. Excluding these charges from the 2004 loss from operations, the ratio of losses from operations to net sales in 2005 would have been equal to 2004.
Unallocated corporate expenses include costs related to the Company’s administrative support functions, such as information technology, finance, legal and human resources. Unallocated corporate expenses decreased 1% in 2006 and 13% in 2005. The 13% decrease in 2005 was primarily due to the $25,000,000 contribution to The Tiffany & Co. Foundation made in 2004, which was partially offset by incremental labor and benefit costs.
Interest Expense and Financing Costs
Interest expense in 2006 was higher than 2005 primarily due to increased borrowings to support inventory growth and share repurchases. Interest expense in 2005 was slightly higher than 2004.
Other Income, Net
Other income, net includes interest income, gains/losses on investment activities and foreign currency transactions, and minority interest income/expense. Other income, net increased in 2006 and 2005. The increase in 2006 was primarily due to (i) $6,774,000 of gains associated with the sale of equity investments and marketable securities; (ii) increased interest income; partially offset by (iii) a change of $4,080,000 in foreign currency transaction gains/losses. The increase in 2005 was primarily due to increased interest income associated with a higher level of average investments and higher interest rates, as well as transaction gains on settlement of foreign payables.
Gain on Sale of Equity Investment
In December 2004, the Company sold its entire investment holdings of eight million shares in Aber Diamond Corporation (“Aber”), which had been acquired in July 1999, and recorded a pre-tax gain of $193,597,000, or a gain of $125,064,000 net of tax (see Liquidity and Capital Resources).
t i f f a n y & c o .
K - 3 3

Provision for Income Taxes
The effective income tax rate was 37.2% in 2006, compared with 30.8% in 2005 and 35.6% in 2004. The lower effective tax rates in 2005 and 2004 primarily reflected tax benefits associated with the repatriation provisions of the American Jobs Creation Act of 2004 (“AJCA”). The 2004 rate also benefited from the favorable state tax treatment on the gain from the Company’s sale of its equity investment in Aber.
The AJCA, which was signed into law on October 22, 2004, created a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The incentive effectively reduced the amount of U.S. Federal income tax due on repatriation. Taking advantage of the AJCA, the Company recorded an income tax benefit of $8,600,000 in 2004 to reflect the Company’s plan to repatriate $100,000,000 of accumulated foreign earnings. In 2005, the Company recorded an income tax benefit of $22,588,000 due to the Internal Revenue Service clarifying certain provisions of the AJCA in May 2005, which also resulted in the Company’s decision to repatriate additional foreign earnings. The tax benefit to the Company occurred because the Company had previously accrued income taxes on un-repatriated foreign earnings at statutory tax rates. In total, the Company repatriated $178,245,000 of accumulated foreign earnings.
2007 Outlook
Management’s financial performance objectives for 2007 are based on the following assumptions and should be read in conjunction with Item 1A “Risk Factors” on page K-18:
•	Net sales growth of 11%-12%. This objective assumes a high-single-digit percentage increase in worldwide comparable store sales on a constant-exchange-rate basis, including a high-single-digit percentage increase in both the U.S. and internationally. It also assumes adding 17 Company-operated TIFFANY & CO. stores.

•	An increase in the operating margin primarily due to an improvement in gross margin as a result of a stabilization of product costs, favorable sales mix and the leverage of fixed costs against sales growth.

•	Other expenses, net of approximately $21 million-$23 million.

•	An increase in the effective tax rate to 38%.

•	Net earnings per diluted share growth of 15%.

•	Net inventories increasing by a high-single-digit percentage.

•	Capital expenditures of approximately $180 million.
t i f f a n y & c o .
K - 3 4

LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity needs have been, and are expected to remain, primarily a function of its seasonal and expansion-related working capital requirements and capital expenditure needs. The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 29% and 26% at January 31, 2007 and 2006.
The following table summarizes cash flows from operating, investing and financing activities:

(in thousands)	2006	2005	2004

Net cash provided by (used in):
Operating activities	$233,582	$262,691	$130,853
Investing activities	(204,979)	31,943	(30,265)
Financing activities	(248,871)	(85,151)	(163,937)
Effect of exchange rates on cash and cash equivalents	3,162	(3,555)	2,365

Net (decrease) increase in cash and cash equivalents	$(217,106)	$205,928	$(60,984)

Operating Activities
The Company had net cash inflows from operating activities of $233,582,000 in 2006, $262,691,000 in 2005 and $130,853,000 in 2004. The decrease in 2006 resulted from higher inventory purchases, partly offset by increased net earnings after adjustment for non-cash items and lower payments for taxes made in 2006 (in 2005 payments for taxes were higher due to the gain on the sale of the Company’s equity investment in Aber). Increased net cash inflows in 2005 resulted from increased net earnings after adjustment for non-cash items and smaller growth in inventories, partly offset by increased tax payments largely associated with a gain recognized on the sale of the Company’s equity investment in Aber in the fourth quarter of 2004.
Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,253,973,000 and 3.8 at January 31, 2007, compared with $1,334,233,000 and 4.7 at January 31, 2006.
Accounts receivable, less allowances, at January 31, 2007 were 19% higher than January 31, 2006 due to sales growth, a shift in credit card usage toward the Company’s in-house card and an increase in reimbursements from landlords related to new store build-outs. On a 12-month rolling basis, accounts receivable turnover was 18 times in 2006 and 19 times in 2005.
Inventories, net at January 31, 2007 were 15% above January 31, 2006. Combined raw material and work-in-process inventories increased 26% due to expanded diamond sourcing operations, as well as higher precious metal costs. Finished goods inventories increased 10% reflecting store openings, broadened product assortments and higher costs. Changes in foreign currency exchange rates had an insignificant effect on the change in inventory balances from January 31, 2006.
t i f f a n y & c o .
K - 3 5

Investing Activities
The Company had a net cash outflow from investing activities of $204,979,000 in 2006, a net cash inflow of $31,943,000 in 2005 and a net cash outflow of $30,265,000 in 2004. Investing activities in 2005 included higher net proceeds from the sale of marketable securities and short-term investments and proceeds from the sale-leaseback of assets. Investing activities in 2004 included the proceeds from the sale of an equity investment.
Capital Expenditures. Capital expenditures were $182,393,000 in 2006, $157,036,000 in 2005 and $142,321,000 in 2004, representing 7%, 7% and 6% of net sales in those respective years. In all three years, expenditures were primarily related to the opening, renovation and expansion of stores and distribution facilities and ongoing investments in new systems.
In 2002, the Company acquired the property housing its Flagship store on Old Bond Street in London and an adjacent building, in order to renovate and reconfigure the interior retail selling space. Construction commenced in 2004 and was completed in 2006 at a cost of approximately $36,000,000.
In 2000, the Company began a multi-year project to renovate and reconfigure its New York Flagship store in order to increase the total sales area by approximately 25% and to provide additional space for customer service, customer hospitality and special exhibitions. The increase in the sales area was completed in 2001 when the renovated second floor opened to provide an expanded presentation of engagement and other jewelry. The renovated sixth floor that now houses the customer service department opened in 2002. The renovated fourth floor that offers tableware merchandise opened in 2003. The renovated third floor with silver jewelry and accessories opened in 2004. In conjunction with the New York store project, the Company relocated its after-sales service functions and several of its administrative functions. The Company completed the project in 2006 with the renovation of the main floor, for a total cost of approximately $110,000,000.
Acquisitions, Investments and Dispositions. In October 2005, the Company acquired a corporation that specializes in polishing small carat weight diamonds. The price payable by the Company for the entire equity interest in this corporation is $2,000,000, of which $1,200,000 was paid in 2005 and $400,000 in 2006; the balance will be paid when certain post-acquisition requirements are satisfied but no later than a fixed due date. This acquisition was not significant to the Company’s financial position, earnings or cash flows.
The Company made a $10,000,000 investment ($4,500,000 in 2004 and $5,500,000 in 2005) in a joint venture that owns and operates a diamond polishing facility. The Company’s interest in, and control over, this venture are such that its results are consolidated with those of the Company and its subsidiaries. The Company expects, through its investment, to gain access to additional supplies of diamonds that meet its quality standards.
In December 2004, the Company sold its entire investment in Aber through a private offering. To gain Aber’s consent to the sale, the Company paid a fee and ceded its right to representation on Aber’s Board of Directors. Aber, in turn, paid the Company the present value of the right to purchase diamonds at a discount, under a purchase agreement, which obligates the Company to purchase, subject to availability and the Company’s quality standards, a minimum of $50,000,000 of diamonds per year through 2013. Inclusive of the payments described above, the Company received proceeds of $278,081,000, net of investment banking and legal fees, related to the sale of its equity investment. A pre-tax gain of $193,597,000 was recognized on the sale of the stock, and $10,843,000 related to the present value of the discount under the purchase agreement was deferred. As the deferred amount represents the present value of the discount, interest will be recorded on the deferred amount, and the undiscounted amount
t i f f a n y & c o .
K - 3 6

will be recognized as a reduction of inventory costs. The Company used $25,000,000 of the proceeds for a charitable contribution to The Tiffany & Co. Foundation; management used the balance for general corporate purposes, including share repurchases and additional investments to secure a greater supply of rough diamonds. The Company continues to maintain its commercial relationship with Aber through the diamond purchase agreement.
In December 2002, the Company made a $4,000,000 investment in a privately-held company that designs and sells jewelry. In 2004 and 2003, the Company made additional investments of $2,500,000 and $4,500,000. In October 2005, the Company sold its equity interest and recorded a loss of $2,201,000 in SG&A expenses. Prior to the sale of the equity interest, the Company consolidated those results in its financial statements based on the percentage of ownership and effective control over the direction of the operations of the business.
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
Marketable Securities. The Company invests excess cash in short-term investments and marketable securities. The Company had (net purchases of) or net proceeds from investments in marketable securities and short-term investments of ($13,063,000), $147,994,000 and ($146,470,000) during 2006, 2005 and 2004.
Financing Activities
The Company had net cash outflows from financing activities of $248,871,000 in 2006, $85,151,000 in 2005 and $163,937,000 in 2004. Financing activities reflected progressively increased share repurchases and changes in borrowings.
Dividends. Cash dividends paid were $52,611,000 in 2006, $42,903,000 in 2005 and $33,569,000 in 2004. The dividend payout ratio (dividends as a percentage of net earnings) was 21% in 2006, 17% in 2005 and 11% in 2004. In May 2006, the Company’s Board of Directors declared a 25% increase in the quarterly rate on common shares, increasing it from $0.08 per share to $0.10 per share. In May 2005, the Company’s Board of Directors declared a 33% increase in the quarterly dividend rate on common shares, increasing it from $0.06 per share to $0.08 per share. In May 2004, the Company’s Board of Directors declared a 20% increase in the quarterly dividend rate on common shares, increasing it from $0.05 per share to $0.06 per share.
Stock Repurchases. In March 2005, the Company’s Board of Directors approved a stock repurchase program (“2005 Program”) that authorized the repurchase of up to $400,000,000 of the Company’s Common Stock through March 2007 by means of open market or private transactions. The 2005 Program replaced and terminated an earlier program. In August 2006, the Company’s Board of Directors extended the expiration date of the Company’s 2005 Program to December 2009, and authorized the repurchase of up to an additional $700,000,000 of the Company’s Common Stock through open market or private
t i f f a n y & c o .
K - 3 7

transactions. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions.
The Company’s stock repurchase activity was as follows:

(in thousands, except per share amounts)	2006	2005	2004

Cost of repurchases	$281,176	$132,816	$86,732
Shares repurchased and retired	8,149	3,835	2,735
Average cost per share	$34.50	$34.63	$31.71
At January 31, 2007, there remained $695,414,000 of authorization for future repurchases.
At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flow and capital requirements for expansion.
Recent Borrowings. The Company’s current sources of working capital are internally-generated cash flows and borrowings available under a revolving credit facility.
In July 2005, the Company entered into a new $300,000,000 revolving credit facility (“Credit Facility”) and, in October 2006, exercised its option to increase the Credit Facility by $150,000,000 to $450,000,000. The Company has the option to increase such commitments to $500,000,000. The Credit Facility is available for working capital and other corporate purposes and contains covenants that require maintenance of certain debt/equity and interest-coverage ratios, in addition to other requirements customary to loan facilities of this nature. Borrowings may be made from eight participating banks and are at interest rates based upon local currency borrowing rates plus a margin that fluctuates with the Company’s fixed charge coverage ratio. The weighted-average interest rate at January 31, 2007 and 2006 was 2.44% and 3.59%. The Credit Facility expires in July 2010.
In January 2006, the Company borrowed HKD 300,000,000 ($38,672,000 at issuance) (“Hong Kong Term Loan”), SGD 13,100,000 ($8,043,000 at issuance) (“Singapore Term Loan”) and CHF 19,500,000 ($15,145,000 at issuance) (“Switzerland Term Loan”) due in January 2011. These funds were used to partially finance the repatriation of dividends related to the AJCA (see Provision for Income Taxes above). Principal payments of 10% of the original principal amount are due each year, with the balance due upon maturity. Amounts may be prepaid without incurring penalties. The covenants of the term loans are similar to the Credit Facility. Interest rates are based upon local currency borrowing rates plus a margin that fluctuates with the Company’s fixed charge coverage ratio. In 2006, the Singapore Term Loan was paid in full with existing funds. The interest rates for the Hong Kong Term Loan and the Switzerland Term Loan were 4.28% and 2.40%, respectively, at January 31, 2007 and 4.28% and 1.28%, respectively, at January 31, 2006. The interest rate for the Singapore Term Loan was 3.65% at January 31, 2006.
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
At January 31, 2007, the Company was in compliance with all covenants.
t i f f a n y & c o .
K - 3 8

Contractual Cash Obligations and Commercial Commitments
The following is a summary of the Company’s contractual cash obligations at January 31, 2007:

(in thousands)	Total	2007	2008-2009	2010-2011	Thereafter

Operating leases	$772,828	$100,920	$176,663	$144,233	$351,012
Inventory purchase obligations	424,707	124,707	100,000	100,000	100,000
Short-term borrowings	106,681	106,681	–	–	–
Long-term debt	411,781	5,398	110,502	236,033	59,848
Interest on debt and interest- rate swap agreements [a]	72,310	19,701	33,338	17,266	2,005
Construction-in-progress	19,722	19,062	180	180	300
Non-inventory purchase obligations	9,715	9,715	–	–	–
Other contractual obligations [b]	9,358	7,611	1,297	450	–

	$1,827,102	$393,795	$421,980	$498,162	$513,165

a)	Excludes interest payments on amounts outstanding under available lines of credit, as the outstanding amounts fluctuate based on the Company’s working capital needs. Variable-rate interest payments were estimated based on rates at January 31, 2007. Actual payments will differ based on changes in interest rates.

b)	Other contractual obligations consist primarily of royalty and maintenance commitments.
The summary above does not include cash contributions for the Company’s pension plan and cash payments for other postretirement obligations. The Company plans to contribute approximately $15,000,000 to the pension plan in 2007. However, this expectation is subject to change if actual asset performance is different than the assumed long-term rate of return on pension plan assets. The Company estimates cash payments for postretirement health-care and life insurance benefit obligations to be $1,227,000 in 2007. In addition, the summary above does not include the credit facility that the Company is providing to Tahera Diamond Corporation (“Tahera”), see below.
The following is a summary of the Company’s outstanding borrowings and available capacity under the Credit Facility and other lines of credit at January 31, 2007:

	Total	Borrowings	Available
(in thousands)	capacity	outstanding	capacity

Credit Facility*	$450,000	$106,681	$343,319
Other lines of credit	13,829	–	13,829

	$463,829	$106,681	$357,148

*This facility matures in July 2010 and the capacity may be increased to $500,000,000.
In addition, the Company had letters of credit and financial guarantees of $20,386,000 at January 31, 2007, of which $19,431,000 expires within one year.
In November 2004, the Company entered into an agreement with Tahera, a Canadian diamond mining and exploration company, to purchase or market all of the diamonds to be mined at the Jericho mine, which has been developed and constructed by Tahera in Nunavut, Canada (the “Project”). In consideration of that agreement, the Company provided a credit facility to Tahera which allows Tahera to draw up to CDN$35,000,000 (U.S. $29,653,000 at January 31, 2007) to finance the development and
t i f f a n y & c o .
K - 3 9

construction of the Project. This credit facility matures in December 2013. In 2006, the credit facility was amended to defer the start of principal and interest payments until September 2007 and to include a working capital loan commitment of CDN$8,000,000 (U.S. $6,778,000 at January 31, 2007), which can be borrowed against until December 2007. At January 31, 2007, CDN$44,044,000 (U.S. $37,315,000 at January 31, 2007), including accrued interest of CDN$3,506,000 (U.S. $2,970,000 at January 31, 2007), was outstanding under the credit facility and working capital loan commitment. The Company began purchasing diamonds from Tahera in 2006.
Based on the Company’s financial position at January 31, 2007, management anticipates that cash on hand, internally-generated cash flows and the funds available under the Credit Facility will be sufficient to support the Company’s planned worldwide business expansion, share repurchases, debt service and seasonal working capital increases for the foreseeable future.
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
Inventory. The Company writes down its inventory for discontinued and slow-moving products. This write-down is equal to the difference between the cost of inventory and its estimated market value, and is based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs might be required. The Company has not made any material changes in the accounting methodology used to establish its reserve for discontinued and slow-moving products during the past three years. At January 31, 2007, a 10% change in the reserve for discontinued and slow-moving products would have resulted in a change of $2,235,000 in inventory and cost of sales. The Company’s domestic and foreign branch inventories, excluding Japan, are valued using the last-in, first-out (LIFO) method, and inventories held by foreign subsidiaries and Japan are valued using the average cost method. Fluctuation in inventory levels, along with the costs of raw materials, could affect the carrying value of the Company’s inventory.
Long-lived assets. The Company’s long-lived assets are primarily property, plant and equipment. The Company reviews its long-lived assets for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset
t i f f a n y & c o .
K - 4 0

and the loss is recognized during that period. The Company recorded impairment charges of $10,230,000 in 2004 and did not record any impairment charges in 2006 or 2005.
Goodwill. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed. The evaluation, based upon discounted cash flows, requires management to estimate future cash flows, growth rates and economic and market conditions. The Company recorded impairment charges of $6,893,000 in 2006 and $1,963,000 in 2004. The 2005 evaluation resulted in no impairment charges.
Income taxes. Foreign and domestic tax authorities periodically audit the Company’s income tax returns. These audits often examine and test the factual and legal basis for positions the Company has taken in its tax filings with respect to its tax liabilities, including the timing and amount of deductions and the allocation of income among various tax jurisdictions (“tax filing positions”). Management believes that its tax filing positions are reasonable and legally supportable. However, in specific cases, various tax authorities may take a contrary position. In evaluating the exposures associated with the Company’s various tax filing positions, management records reserves for probable exposures. Earnings could be affected to the extent the Company prevails in matters for which reserves have been established or is required to pay amounts in excess of established reserves. The Company also records valuation allowances when management determines it is more likely than not that deferred tax assets will not be realized in the future.
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
The Company used a discount rate of 5.75% to determine its 2006 pension and postretirement expense for all U.S. plans. Holding all other assumptions constant, a 0.5% increase in the discount rate would have decreased 2006 pension and postretirement expenses by $3,640,000 and $201,000. A decrease of 0.5% in the discount rate would have increased the 2006 pension and postretirement expenses by $4,106,000 and $213,000. The discount rate is subject to change each year, consistent with changes in the yield on applicable high-quality, long-term corporate bonds. Management selects a discount rate at which pension and postretirement benefits could be effectively settled based on (i) analysis of expected benefit payments attributable to current employment service and (ii) appropriate yields related to such cash flows.
The Company used an expected long-term rate of return of 7.50% to determine its 2006 pension expense. Holding all other assumptions constant, a 0.5% change in the long-term rate of return would have changed the 2006 pension expense by $780,000. The expected long-term rate of return on pension plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan’s current asset mix, investment strategy and the historical performance of plan assets.
For postretirement benefit measurement purposes, the following annual rates of increase in the per capita cost of covered health care were assumed for 2007: 9.00% (for pre-age 65 retirees) and 10.00% (for post-age 65 retirees). The rate was assumed to decrease gradually to 4.75% by 2016 (for pre-age 65 retirees) and by 2018 (for post-age 65 retirees) and remain at that level thereafter. A one-percentage-point increase in the assumed health-care cost trend rate would have increased the aggregate service and
t i f f a n y & c o .
K - 4 1

interest cost components of the 2006 postretirement expense by $466,000. Decreasing the assumed health-care cost trend rate by one-percentage-point would have decreased the aggregate service and interest cost components of the 2006 postretirement expense by $357,000.
NEW ACCOUNTING STANDARDS
See note B to consolidated financial statements.
[Remainder of this page is intentionally left blank]
t i f f a n y & c o .
K - 4 2

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
Foreign Currency Risk
In Japan, the Company uses yen put options to minimize the effect of a weakening yen on U.S. dollar- denominated transactions. To a lesser extent, the Company uses foreign-exchange forward contracts to protect against changes in local currencies. Gains or losses on these instruments substantially offset losses or gains on the assets, liabilities and transactions being hedged. Management neither foresees nor expects significant changes in foreign currency exposure in the near future.
The fair value of yen put options is sensitive to changes in yen exchange rates. If the market yen exchange rate at the time of an option’s expiration is stronger than the contracted exchange rate, the Company allows the option to expire, limiting its loss to the cost of the option contract. The cost of outstanding option contracts at January 31, 2007 and 2006 was $2,978,000 and $2,828,000. At January 31, 2007 and 2006, the fair value of outstanding yen put options was $6,056,000 and $7,083,000. The fair value of the options was determined using quoted market prices for these instruments. At January 31, 2007 and 2006, a 10% appreciation in yen exchange rates (i.e. a strengthing yen) from the prevailing market rates would have resulted in a fair value of $563,000 and $1,083,000. At January 31, 2007 and 2006, a 10% depreciation in yen exchange rates (i.e. a weakening yen) from the prevailing market rates would have resulted in a fair value of $16,784,000 and $15,644,000.
At January 31, 2007 and 2006, the Company had $5,885,000 and $7,481,000 of outstanding forward foreign-exchange contracts, which subsequently matured in February and March 2007 and February 2006, respectively. Due to the short-term nature of the Company’s forward foreign-exchange contracts, the book value of the underlying assets and liabilities approximates fair value.
Interest Rate Risk
The Company uses interest-rate swap contracts related to certain debt arrangements to manage its net exposure to interest rate changes. The interest-rate swap contracts effectively convert fixed-rate obligations to floating-rate instruments. Additionally, since the fair value of the Company’s fixed-rate long-term debt is sensitive to interest rate changes, the interest-rate swap contracts serve as a hedge to changes in the fair value of these debt instruments. A 100 basis-point increase in interest rates at January 31, 2007 and 2006 would have decreased the market value of the Company’s fixed-rate long-term debt, including the effect of the interest-rate swap, by $8,652,000 and $11,484,000. A 100 basis-point decrease in interest rates at January 31, 2007 and 2006 would have increased the market value of the Company’s fixed-rate long-term debt, including the effect of the interest-rate swap, by $9,006,000 and $11,868,000.
Management does not expect significant changes in exposure to interest rate fluctuations, nor in market risk-management practices.
t i f f a n y & c o .
K - 4 3

Item 8.   Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Tiffany & Co.:
We have completed our integrated audits of Tiffany & Co.’s consolidated financial statements and of its internal control over financial reporting as of January 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders’ equity and comprehensive earnings, and of cash flows present fairly, in all material respects, the financial position of Tiffany & Co. and its subsidiaries (the “Company”) at January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in note B, due to the implementation of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), the Company changed the manner in which it accounts for pensions and other benefits as of January 31, 2007.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and
t i f f a n y & c o .
K - 4 4

perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 29, 2007
t i f f a n y & c o .
K - 4 5

CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share amounts)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$176,503	$393,609
Short-term investments	15,500	–
Accounts receivable, less allowances of $7,900 and $8,002	168,973	142,294
Inventories, net	1,214,622	1,060,164
Deferred income taxes	73,455	69,576
Prepaid expenses and other current assets	57,591	33,200

Total current assets	1,706,644	1,698,843

Property, plant and equipment, net	932,389	866,004
Deferred income taxes	39,707	29,828
Other assets, net	166,770	182,597

	$2,845,510	$2,777,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$106,681	$38,942
Current portion of long-term debt	5,398	6,186
Accounts payable and accrued liabilities	215,967	202,646
Income taxes payable	63,114	60,364
Merchandise and other customer credits	61,511	56,472

Total current liabilities	452,671	364,610

Long-term debt	406,383	426,548
Pension/postretirement benefit obligations	84,466	71,865
Other long-term liabilities	97,095	83,336

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	–	–
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 135,875 and 142,509	1,358	1,425
Additional paid-in capital	536,187	488,960
Retained earnings	1,269,940	1,331,321
Accumulated other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	11,846	5,281
Deferred hedging gain	2,046	3,247
Unrealized gain on marketable securities	178	679
Adjustment to apply SFAS No. 158	(16,660)	–

Total stockholders’ equity	1,804,895	1,830,913

	$2,845,510	$2,777,272

See notes to consolidated financial statements.
t i f f a n y & c o .

CONSOLIDATED STATEMENTS OF EARNINGS

		Years Ended January 31,
(in thousands, except per share amounts)	2007	2006	2005

Net sales	$2,648,321	$2,395,153	$2,204,831

Cost of sales	1,172,646	1,052,813	974,258

Gross profit	1,475,675	1,342,340	1,230,573

Selling, general and administrative expenses	1,060,240	959,635	936,044

Earnings from operations	415,435	382,705	294,529

Interest expense and financing costs	26,082	23,062	22,003

Other income, net	(15,082)	(8,331)	(6,025)

Gain on sale of equity investment	–	–	193,597

Earnings before income taxes	404,435	367,974	472,148

Provision for income taxes	150,508	113,319	167,849

Net earnings	$253,927	$254,655	$304,299

Net earnings per share:

Basic	$1.84	$1.78	$2.08

Diluted	$1.80	$1.75	$2.05

Weighted-average number of common shares:

Basic	138,362	142,976	145,995
Diluted	140,841	145,578	148,093
See notes to consolidated financial statements.
t i f f a n y & c o .
K - 4 7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS

			Accumulated
	Total		Other			Additional
	Stockholders’	Retained	Comprehensive	Common Stock		Paid-In
(in thousands)	Equity	Earnings	Gain (Loss)	Shares	Amount	Capital

Balances, January 31, 2004	$1,468,200	$1,058,203	$13,348	146,735	$1,467	$395,182
Exercise of stock options	6,691	–	–	482	4	6,687
Tax benefit from exercise of stock options	3,818	–	–	–	–	3,818
Share-based compensation expense	22,100	–	–	–	–	22,100
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings (“EPSRS”) Plan	2,625	–	–	66	1	2,624
Purchase and retirement of Common Stock	(86,732)	(82,602)	–	(2,735)	(27)	(4,103)
Cash dividends on Common Stock	(33,569)	(33,569)	–	–	–	–
Deferred hedging gain, net of tax	390	–	390	–	–	–
Unrealized gain on marketable securities, net of tax	149	–	149	–	–	–
Foreign currency translation adjustments, net of tax	13,189	–	13,189	–	–	–
Net earnings	304,299	304,299	–	–	–	–

Balances, January 31, 2005	1,701,160	1,246,331	27,076	144,548	1,445	426,308
Exercise of stock options and vesting of restricted stock units (“RSUs”)	24,545	–	–	1,653	17	24,528
Tax benefit from exercise of stock options and vesting of RSUs	13,791	–	–	–	–	13,791
Share-based compensation expense	25,950	–	–	–	–	25,950
Issuance of Common Stock under EPSRS Plan	4,400	–	–	143	1	4,399
Purchase and retirement of Common Stock	(132,816)	(126,762)	–	(3,835)	(38)	(6,016)
Cash dividends on Common Stock	(42,903)	(42,903)	–	–	–	–
Deferred hedging gain, net of tax	5,365	–	5,365	–	–	–
Unrealized gain on marketable securities, net of tax	530	–	530	–	–	–
Foreign currency translation adjustments, net of tax	(23,764)	–	(23,764)	–	–	–
Net earnings	254,655	254,655	–	–	–	–

Balances, January 31, 2006	1,830,913	1,331,321	9,207	142,509	1,425	488,960
Exercise of stock options and vesting of RSUs	21,689	–	–	1,394	13	21,676
Tax benefit from exercise of stock options and vesting of RSUs	5,927	–	–	–	–	5,927
Share-based compensation expense	33,473	–	–	–	–	33,473
Issuance of Common Stock under EPSRS Plan	4,550	–	–	121	1	4,549
Purchase and retirement of Common Stock	(281,176)	(262,697)	–	(8,149)	(81)	(18,398)
Cash dividends on Common Stock	(52,611)	(52,611)	–	–	–	–
Deferred hedging loss, net of tax	(1,201)	–	(1,201)	–	–	–
Unrealized loss on marketable securities, net of tax	(501)	–	(501)	–	–	–
Foreign currency translation adjustments, net of tax	6,565	–	6,565	–	–	–
Adjustment to apply SFAS No. 158, net of tax	(16,660)	–	(16,660)	–	–	–
Net earnings	253,927	253,927	–	–	–	–

Balances, January 31, 2007	$1,804,895	$1,269,940	$(2,590)	135,875	$1,358	$536,187

	Years Ended January 31,
	2007	2006	2005
Comprehensive earnings are as follows:
Net earnings	$253,927	$254,655	$304,299
Deferred hedging (loss) gain, net of tax (benefit) expense of ($647), $3,393 and $210	(1,201)	5,365	390
Foreign currency translation adjustments, net of tax expense (benefit) of $3,011, ($13,222) and $5,917	6,565	(23,764)	13,189
Unrealized (loss) gain on marketable securities, net of tax (benefit) expense of ($301), $269 and $93	(501)	530	149

	$258,790	$236,786	$318,027

See notes to consolidated financial statements.
t i f f a n y & c o .
K - 4 8

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$253,927	$254,655	$304,299
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	117,807	109,449	106,832
Gain on sale of equity investments and marketable securities	(6,774)	–	(193,597)
Excess tax benefits from share-based payment arrangements	(6,330)	(8,636)	(2,000)
Provision for inventories	8,900	10,179	2,433
Deferred income taxes	582	(58,441)	(15,060)
Loss on disposal of assets	460	4,925	1,353
Provision for pension/postretirement benefits	24,751	22,334	19,210
Share-based compensation expense	32,793	25,622	22,100
Derivative (gains) losses transferred to earnings	(5,712)	1,572	2,883
Impairment charges	6,893	–	12,193
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(17,361)	(17,558)	4,960
Inventories	(164,408)	(43,628)	(175,392)
Prepaid expenses and other current assets	(16,340)	(326)	(3,886)
Other assets, net	(25,183)	(35,202)	(28,963)
Accounts payable and accrued liabilities	17,793	23,929	(23,275)
Income taxes payable	8,122	(43,109)	75,810
Merchandise and other customer credits	4,887	4,201	6,687
Other long-term liabilities	(1,225)	12,725	14,266

Net cash provided by operating activities	233,582	262,691	130,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment	3,355	–	267,238
Purchases of marketable securities and short-term investments	(163,341)	(100,234)	(383,989)
Proceeds from sales of marketable securities and short-term investments	150,278	248,228	237,519
Capital expenditures	(182,393)	(157,036)	(142,321)
Proceeds from sale-leaseback of assets	–	75,000	–
Notes receivable funded	(9,728)	(25,363)	–
Acquisitions, net of cash acquired	(400)	(6,845)	(4,500)
Other	(2,750)	(1,807)	(4,212)

Net cash (used in) provided by investing activities	(204,979)	31,943	(30,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	–	61,914	–
Repayment of long-term debt	(14,560)	–	(51,530)
Proceeds from (repayment of) short-term borrowings, net	71,548	(3,795)	(797)
Repurchase of Common Stock	(281,176)	(132,816)	(86,732)
Proceeds from exercise of stock options	21,689	24,545	6,691
Excess tax benefits from share-based payment arrangements	6,330	8,636	2,000
Cash dividends on Common Stock	(52,611)	(42,903)	(33,569)
Other	(91)	(732)	–

Net cash used in financing activities	(248,871)	(85,151)	(163,937)

Effect of exchange rate changes on cash and cash equivalents	3,162	(3,555)	2,365

Net (decrease) increase in cash and cash equivalents	(217,106)	205,928	(60,984)
Cash and cash equivalents at beginning of year	393,609	187,681	248,665

Cash and cash equivalents at end of year	$176,503	$393,609	$187,681

See notes to consolidated financial statements.
t i f f a n y & co.
K - 4 9

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
The Company’s channels of distribution are as follows:
•	U.S. Retail includes sales in TIFFANY & CO. stores in the U.S. and sales of TIFFANY & CO. products through business-to-business direct selling operations in the U.S.;

•	International Retail includes sales in TIFFANY & CO. stores and department store boutiques outside the U.S. and, to a lesser extent, business-to-business, Internet and wholesale sales of TIFFANY & CO. products outside the U.S.;

•	Direct Marketing includes Internet and catalog sales of TIFFANY & CO. products in the U.S.; and

•	Other includes worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. (“specialty retail”). Other also includes wholesale sales of diamonds obtained through bulk purchases that are subsequently deemed not suitable for the Company’s needs.
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
t i f f a n y & c o .
K - 5 0

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
The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company’s capitalized interest costs were not significant in 2006, 2005 or 2004.
Intangible Assets
Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives which range from 15-20 years. Intangible assets are reviewed for impairment in accordance
t i f f a n y & c o .
K - 5 1

with the Company’s policy for impairment of long-lived assets (see note E). Intangible assets amounted to $17,535,000 and $18,780,000, net of accumulated amortization of $5,896,000 and $4,651,000 at January 31, 2007 and 2006, and consist primarily of trademarks and product rights. Amortization of intangible assets for the years ended January 31, 2007, 2006 and 2005 was $1,245,000, $885,000 and $886,000. Amortization expense in each of the next five years is estimated to be $1,245,000.
Goodwill
Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill is evaluated for impairment annually in the fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. This evaluation, based on discounted cash flows, requires management to estimate future cash flows, growth rates and economic and market conditions. If the evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period (see note E). At January 31, 2007 and 2006, unamortized goodwill was included in other assets, net and consisted of the following by segment:

	Balance at			Balance at
	January 31,			January 31,
(in thousands)	2006	Reductions	Translation	2007

U.S. Retail	$10,312	$–	$–	$10,312
International Retail	831	–	–	831
Other	9,005	(6,893)	(33)	2,079

	$20,148	$(6,893)	$(33)	$13,222

Reductions represent the recognition of an impairment loss (see note E).
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
Hedging Instruments
The Company uses a limited number of derivative financial instruments to mitigate its foreign currency and interest rate exposures. Derivative instruments are recorded on the consolidated balance sheet at their fair value, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions, changes in fair value of the derivative and changes in the fair value of the item being hedged are recorded in current earnings. For cash-flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive earnings and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative of a cash-flow hedge are recognized in current earnings. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging
t i f f a n y & c o .
K - 5 2

instruments and hedged items. The Company also documents its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not use derivative financial instruments for trading or speculative purposes.
Marketable Securities
The Company’s marketable securities, recorded within other assets, net on the consolidated balance sheet, are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses are recorded in other income, net. The marketable securities are held for an indefinite period of time, but might be sold in the future as changes in market conditions or economic factors occur. The fair value of the marketable securities is determined based on prevailing market prices. The Company recorded $296,000 and $1,041,000 of gross unrealized gains and $55,000 and $0 of gross unrealized losses within accumulated other comprehensive income as of January 31, 2007 and 2006.
The following table summarizes activity in other comprehensive income related to marketable securities:

(in thousands)	January 31, 2007

Change in fair value of marketable securities, net of tax expense of $254	$533
Adjustment for net gains realized and included in net earnings, net of tax expense of $555	(1,034)

Change in unrealized loss on marketable securities	$(501)

The amount reclassified from other comprehensive income was determined on the basis of specific identification.
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
If merchandise credits or gift cards are not redeemed over an extended period of time (approximately 3-5 years), the value of the merchandise credits or gift cards is generally remitted to the applicable jurisdiction in accordance with unclaimed property laws.
t i f f a n y & c o .
K - 5 3

Revenue Recognition
Sales are recognized at the “point of sale,” which occurs when merchandise is taken in an “over-the-counter” transaction or upon receipt by a customer in a shipped transaction. Sales are reported net of returns, sales tax and other similar taxes. Shipping and handling fees billed to customers are included in net sales. The Company maintains a reserve for potential product returns and it records, as a reduction to sales and cost of sales, its provision for estimated product returns, which is determined based on historical experience. The largest portion of the Company’s sales is denominated in U.S. dollars.
Cost of Sales
Cost of sales includes costs related to merchandise, inbound freight, purchasing and receiving, inspection, warehousing, internal transfers and other costs associated with distribution. Cost of sales also includes royalty fees paid to outside designers and customer shipping and handling charges.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses include costs associated with the selling and promotion of products as well as administrative expenses. The types of expenses associated with these functions are store operating expenses (such as labor, rent and utilities), advertising and other corporate level administrative expenses.
Advertising Costs
Media and production costs for print advertising are expensed as incurred, while catalog costs are expensed upon mailing. Advertising costs, which include media, production, catalogs, promotional events and other related costs totaled $163,383,000, $137,533,000 and $134,963,000 in 2006, 2005 and 2004, representing 6.2%, 5.7% and 6.1% of net sales, respectively.
Preopening Costs
Costs associated with the opening of new retail stores are expensed in the period incurred.
Stock-Based Compensation
New, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, are measured at fair value and recognized as compensation expense over the vesting period.
Merchandise Design Activities
Merchandise design activities consist of conceptual formulation and design of possible products and creation of preproduction prototypes and molds. Costs associated with these activities are expensed as incurred.
Foreign Currency
The functional currency of most of the Company’s foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of other
t i f f a n y & c o .
K - 5 4

comprehensive earnings within stockholders’ equity. The Company recorded a net loss resulting from foreign currency transactions of $1,840,000 in 2006 and net gains of $2,240,000 and $278,000 in 2005 and 2004 within other income, net.
Income Taxes
Income taxes are accounted for by using the asset and liability method in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The Company, its domestic subsidiaries and the foreign branches of its domestic subsidiaries file a consolidated Federal income tax return.
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
The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share (“EPS”) computations:

	Years Ended January 31,
(in thousands)	2007	2006	2005

Net earnings for basic and diluted EPS	$253,927	$254,655	$304,299

Weighted-average shares for basic EPS	138,362	142,976	145,995
Incremental shares based upon the assumed exercise of stock options and restricted stock units	2,479	2,602	2,098

Weighted-average shares for diluted EPS	140,841	145,578	148,093

For the years ended January 31, 2007, 2006 and 2005, there were 4,543,000, 4,586,000 and 5,463,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.
New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” which requires an employer to fully recognize the over-funded or under-funded status of its pension and other postretirement benefit plans as an asset or liability in its financial statements. In addition, the Company is required to recognize, as a component of other comprehensive income (loss), the actuarial gains and losses and the prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost. These provisions of SFAS No. 158 are effective and have been adopted for the 2006 fiscal year.
The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the statement of financial position as of January 31, 2007. In addition, the Company is required to change the measurement date of plan assets and benefit obligations from December 31 to January 31 for the
t i f f a n y & c o .
K - 5 5

fiscal year ending January 31, 2009. The Company does not expect the change in measurement date to have a significant impact on the Company’s financial position or earnings.

	Before		After
	Application of		Application of
(in thousands)	SFAS No. 158	Adjustments	SFAS No. 158

Deferred income taxes	$71,917	$1,538	$73,455
Total current assets	1,705,106	1,538	1,706,644

Deferred income taxes	26,303	13,404	39,707
Other assets, net	187,040	(20,270)	166,770
Total assets	2,850,838	(5,328)	2,845,510

Accounts payable and current liabilities	214,941	1,026	215,967
Total current liabilities	451,645	1,026	452,671

Pension/postretirement benefit obligations	74,160	10,306	84,466

Accumulated other comprehensive gain (loss)	14,070	(16,660)	(2,590)
Total stockholders’ equity	1,821,555	(16,660)	1,804,895
Total liabilities and stockholders’ equity	2,850,838	(5,328)	2,845,510
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that the adoption of this Statement will have on the Company’s financial position and earnings.
In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income tax positions by prescribing a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings at the beginning of the year. Management is currently evaluating the effect that the adoption of FIN No. 48 will have on the Company’s financial position and earnings.
C.   ACQUISITIONS AND DISPOSITIONS
In October 2005, the Company acquired a corporation that specializes in polishing small carat weight diamonds. The price payable by the Company for the entire equity interest in this corporation is $2,000,000, of which $1,200,000 was paid in 2005 and $400,000 in 2006; the balance will be paid when certain post-acquisition requirements are satisfied but no later than a fixed due date. This acquisition was not significant to the Company’s financial position, earnings or cash flows.
In August 2005, the Company sold a glassware manufacturing operation. The Company recorded a loss of $2,115,000 in SG&A expenses associated with the sale of the operation.
t i f f a n y & c o .
K - 5 6

The Company made a $10,000,000 investment ($4,500,000 in 2004 and $5,500,000 in 2005) in a joint venture that owns and operates a diamond polishing facility. The Company’s interest in, and control over, this venture are such that its results are consolidated with those of the Company and its subsidiaries. The Company expects, through its investment, to gain access to additional supplies of diamonds that meet its quality standards.
In December 2002, the Company made a $4,000,000 investment in a privately-held company that designs and sells jewelry. In 2004 and 2003, the Company made additional investments of $2,500,000 and $4,500,000. In October 2005, the Company sold its equity interest and recorded a loss of $2,201,000 in SG&A expenses. Prior to the sale of the equity interest, the Company consolidated those results in its financial statements based on the percentage of ownership and effective control over the direction of the operations of the business.
D.   INVESTMENTS
In 2006, the Company recorded a gain of $5,185,000 in other income, net associated with the sale of equity investments in an online retailer and a manufacturer that were written-off in previous years.
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
The Company’s equity share of Aber’s results from operations amounted to gains of $3,080,000 in 2004. The mineral rights were depleted based on the projected units of production method and amounted to $2,899,000 in 2004.
In December 2004, the Company sold its entire investment in Aber through a private offering. To gain Aber’s consent to the sale, the Company paid a fee and ceded its right to representation on Aber’s Board of Directors. Aber, in turn, paid the Company the present value of the right to purchase diamonds at a discount under the diamond purchase agreement. Inclusive of the payments described above, the Company received proceeds of $278,081,000, net of investment banking and legal fees, related to the sale of its equity investment in Aber. A pre-tax gain of $193,597,000 was recognized on the sale of the stock, and $10,843,000 related to the present value of the discount under the purchase agreement was deferred. As the deferred amount represents the present value of the discount, interest will be recorded on the deferred amount, and the undiscounted amount will be recognized as a reduction of inventory costs. The Company continues to maintain its commercial relationship with Aber through the diamond purchase agreement.
E.   ASSET IMPAIRMENTS AND EXIT COSTS
The Company performed its annual impairment testing for goodwill in the fourth quarter of 2006 and determined that all goodwill for the Little Switzerland business (included in a non-reportable segment –
t i f f a n y & c o .
K - 5 7

Other) was impaired as a result of store performance and cash flow projections. The Company recorded total charges in SG&A expenses of $6,893,000 related to the impairment of goodwill.
In January 2005, management made a decision to no longer pursue a specialty retail concept that had been under development. As a result of this decision, the Company recorded a pre-tax charge of $2,932,000 in SG&A expenses consisting primarily of purchase commitments and severance costs.
In 2004, the Company identified impairment losses in one of its international retail markets (included in the International Retail reportable segment) and in one of its specialty retail businesses (included in a non-reportable segment – Other) as a result of store performance and cash flow projections. The Company recorded total charges of $12,193,000 in SG&A expenses related to the impairments as follows:

(in thousands)	International Retail	Other

Property, plant and equipment	$5,572	$2,338
Intangibles	–	2,320
Goodwill	–	1,963

	$5,572	$6,621

In calculating impairment losses, fair values were determined based on the present value of estimated net cash flows.
F.   SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:

	Years Ended January 31,
(in thousands)	2007	2006	2005

Interest, net of interest capitalization	$24,896	$18,736	$19,476

Income taxes	$141,209	$210,477	$101,178

Details of businesses acquired in purchase transactions:

	Years Ended January 31,
(in thousands)	2007	2006	2005

Fair value of assets acquired	$–	$2,306	$4,876
Liabilities assumed	–	(958)	(376)

Cash paid for acquisition	–	1,348	4,500
Cash acquired	–	(3)	–
Additional consideration on prior-year acquisitions	400	5,500	–

Net cash paid for acquisition	$400	$6,845	$4,500

Supplemental noncash investing and financing activities:

	Years Ended January 31,
(in thousands)	2007	2006	2005

Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	$4,550	$4,400	$2,625

t i f f a n y & c o .
K - 5 8

G.  INVENTORIES

	January 31,
(in thousands)	2007	2006

Finished goods	$840,050	$764,041
Raw materials	316,206	244,400
Work-in-process	58,366	51,723

	$1,214,622	$1,060,164

LIFO-based inventories at January 31, 2007 and 2006 represented 68% and 69% of inventories, net, with the current cost exceeding the LIFO inventory value by $108,501,000 and $75,624,000.
H.  PROPERTY, PLANT AND EQUIPMENT

	January 31,
(in thousands)	2007	2006

Land	$201,529	$203,366
Buildings	157,708	141,110
Leasehold improvements	557,486	489,998
Office equipment	244,493	247,751
Furniture and fixtures	157,413	128,356
Machinery and equipment	138,753	121,942
Construction-in-progress	14,030	21,422

	1,471,412	1,353,945

Accumulated depreciation and amortization	(539,023)	(487,941)

	$932,389	$866,004

The provision for depreciation and amortization for the years ended January 31, 2007, 2006 and 2005 was $120,427,000, $112,462,000 and $109,657,000. In each of those years, the Company accelerated the depreciation of certain leasehold improvements and equipment as a result of the shortening of useful lives related to renovations and/or expansions of retail stores and office facilities. The amount of accelerated depreciation recognized was $3,653,000, $3,900,000 and $5,274,000 for the years ended January 31, 2007, 2006 and 2005.
I.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	January 31,
(in thousands)	2007	2006

Accounts payable-trade	$82,071	$71,279
Accrued compensation and commissions	48,342	47,110
Accrued sales, withholding and other taxes	34,554	40,881
Other	51,000	43,376

	$215,967	$202,646

t i f f a n y & c o .
K - 5 9

J.  DEBT

	January 31,
(in thousands)	2007	2006

Short-term borrowings:
Credit Facility	$106,681	$38,818
Other	–	124

	$106,681	$38,942

Long-term debt:
Senior Notes:
6.90% Series A, due 2008	$60,000	$60,000
7.05% Series B, due 2010	40,000	40,000
6.15% Series C, due 2009	39,706	40,000
6.56% Series D, due 2012	59,848	60,813
4.50% yen loan, due 2011	41,110	42,515
First Series Yen Bonds, due 2010	123,329	127,546
Hong Kong Term Loan, due 2011	34,572	38,672
Singapore Term Loan, due 2011	–	8,043
Switzerland Term Loan, due 2011	13,216	15,145

	411,781	432,734
Less current portion of long-term debt	5,398	6,186

	$406,383	$426,548

Credit Facility
In July 2005, the Company entered into a new $300,000,000 revolving credit facility (“Credit Facility”) and, in October 2006, exercised its option to increase the Credit Facility by $150,000,000 to $450,000,000. The Company has the option to increase such commitments to $500,000,000. Borrowings may be made from eight participating banks and are at interest rates based upon local currency borrowing rates plus a margin that fluctuates with the Company’s fixed charge coverage ratio. The Credit Facility, which expires in July 2010, requires the payment of an annual fee based on the total commitment and contains covenants that require maintenance of certain debt/equity and interest-coverage ratios, in addition to other requirements customary to loan facilities of this nature. The weighted-average interest rate for the Credit Facility was 2.44% and 3.59% at January 31, 2007 and 2006.
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
t i f f a n y & c o .
K - 6 0

6.15% Series C Senior Notes and 6.56% Series D Senior Notes
In July 2002, the Company, in a private transaction with various institutional lenders, issued, at par, $40,000,000 of 6.15% Series C Senior Notes Due 2009 and $60,000,000 of 6.56% Series D Senior Notes Due 2012 with lump sum repayments upon maturities. The proceeds of these issuances were used by the Company for general corporate purposes, working capital and to redeem previously issued Senior Notes which came due in January 2003. The Note Purchase Agreements require maintenance of specific financial covenants and ratios and limit certain changes to indebtedness and the general nature of the business, in addition to other requirements customary to such borrowings. Concurrently with the issuance of such debt, the Company entered into an interest-rate swap agreement to hedge the change in fair value of its fixed-rate obligation. Under the swap agreement, the Company pays variable-rate interest and receives fixed interest-rate payments periodically over the life of the instrument. The Company accounts for the interest-rate swap agreement as a fair-value hedge of the debt (see note K), requiring the debt to be valued at fair value. The interest-rate swap agreement had the effect of increasing interest expense by $424,000 for the year ended January 31, 2007, and decreasing interest expense by $751,000 and $2,664,000 for the years ended January 31, 2006 and 2005, respectively.
4.50% Yen Loan
The Company has a yen 5,000,000,000 ($41,110,000 at January 31, 2007), 15-year term loan due 2011, bearing interest at a rate of 4.50%.
First Series Yen Bonds
In September 2003, the Company issued yen 15,000,000,000 ($123,329,000 at January 31, 2007) of senior unsecured First Series Yen Bonds (“Bonds”) due in 2010 with principal due upon maturity and a fixed coupon rate of 2.02% payable in semi-annual installments. The Bonds were sold in a private transaction to qualified institutional investors in Japan. The proceeds from the issuance were primarily used by the Company to finance the purchase of the land and building housing its Tokyo Flagship store.
Term Loans
In January 2006, the Company borrowed HKD 300,000,000 ($38,672,000 at issuance) (“Hong Kong Term Loan”), SGD 13,100,000 ($8,043,000 at issuance) (“Singapore Term Loan”) and CHF 19,500,000 ($15,145,000 at issuance) (“Switzerland Term Loan”) due in January 2011. These funds were used to partially finance the repatriation of dividends related to the American Jobs Creation Act of 2004 (see note Q). Principal payments of 10% of the original principal amount are due each year, with the balance due upon maturity. Amounts may be prepaid without incurring penalties. The covenants of the term loans are similar to the Credit Facility. Interest rates are based upon local currency borrowing rates plus a margin that fluctuates with the Company’s fixed charge coverage ratio. In 2006, the Singapore Term Loan was paid in full with existing funds. The interest rates for the Hong Kong Term Loan and the Switzerland Term Loan were 4.28% and 2.40%, respectively, at January 31, 2007 and 4.28% and 1.28%, respectively, at January 31, 2006. The interest rate for the Singapore Term Loan was 3.65% at January 31, 2006.
Other Lines of Credit
The Company had other lines of credit totaling $13,829,000, none of which were outstanding at January 31, 2007.
The Company had letters of credit and financial guarantees of $20,386,000 at January 31, 2007.
t i f f a n y & c o .
K - 6 1

Debt Covenants
As of January 31, 2007, the Company was in compliance with all covenants.
Long-Term Debt Maturities
Aggregate maturities of long-term debt as of January 31, 2007 are as follows:

Amount
Years Ending January 31,	(in thousands)

2008	$5,398
2009	65,398
2010	45,104
2011	194,923
2012	41,110
Thereafter	59,848

$411,781

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
The Company’s foreign subsidiaries and branches satisfy primarily all of their inventory requirements by purchasing merchandise from the Company’s principal subsidiary which are payable in U.S. dollars. Accordingly, the foreign subsidiaries and branches have foreign currency exchange risk that may be hedged. In addition, the Company has foreign currency exchange risk related to foreign currency-denominated purchases of inventory and services from third-party vendors. To mitigate these risks, the Company uses foreign-exchange forward contracts to hedge the settlement of foreign currency liabilities. At January 31, 2007 and 2006, the Company had $5,885,000 and $7,481,000 of outstanding forward foreign-exchange contracts, which subsequently matured in February and March 2007 and February 2006, respectively.
To minimize the potentially negative effect of a significant strengthening of the U.S. dollar against the yen, the Company purchases yen put options (“options”) as hedges of forecasted purchases of merchandise. The Company accounts for its option contracts as cash-flow hedges. The Company assesses hedge effectiveness based on the total changes in the options’ cash flows. The effective portion of unrealized gains and losses associated with the value of the option contracts is deferred as a component of accumulated other comprehensive gain (loss) and is recognized as a component of cost of sales on the Company’s consolidated statement of earnings when the related inventory is sold. There was no ineffectiveness related to the Company’s option contracts in 2006, 2005 and 2004.
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
Hedging activity affected accumulated other comprehensive gain (loss), net of tax, as follows:
t i f f a n y & c o .
K - 6 2

	Years Ended January 31,
(in thousands)	2007	2006

Balance at beginning of period	$3,247	$(2,118)
(Gains) losses transferred to earnings, net of tax expense (benefit) of $2,006 and ($572)	(3,725)	1,062
Change in fair value, net of tax expense of $1,359 and $2,821	2,524	4,303

	$2,046	$3,247

The Company expects that $2,337,000 of net derivative gains included in accumulated other comprehensive income at January 31, 2007 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the yen exchange rate. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months.
Fair Value
The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. The fair value of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of short-term borrowings and certain long-term debt approximates carrying value due to its variable interest-rate terms. The fair value of certain long-term debt was determined using the quoted market prices of debt instruments with similar terms and maturities. The fair value of the interest-rate swap agreements is based on the amounts the Company would expect to pay to terminate the agreements.
The carrying amounts and estimated fair values of financial instruments are as follows:

	January 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value

Mutual funds	$26,615	$26,615	$26,972	$26,972
Auction rate securities	15,500	15,500	–	–
Short-term borrowings	106,681	106,681	38,942	38,942
Current portion of long-term debt	5,398	5,398	6,186	6,186
Long-term debt	406,383	419,220	426,548	446,043
Yen put options	6,056	6,056	7,083	7,083
Forward foreign-exchange contracts	5,885	5,885	7,481	7,481
Interest-rate swap agreements	(446)	(446)	813	813
L.  COMMITMENTS AND CONTINGENCIES
The Company leases certain office, distribution, retail and manufacturing facilities and equipment. Retail store leases may require the payment of minimum rentals and contingent rent based on a percentage of
t i f f a n y & c o .
K - 6 3

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
Rent-free periods and other incentives granted under certain leases and scheduled rent increases are charged to rent expense on a straight-line basis over the related terms of such leases. Lease expense includes predetermined rent escalations (including escalations based on the Consumer Price Index or other indices) and is recorded on a straight-line basis over the term of the lease. Adjustments to indices are treated as contingent rent and recorded in the period that such adjustments are determined.
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
Rent expense for the Company’s operating leases, including escalations, consisted of the following:

	Years Ended January 31,
(in thousands)	2007	2006	2005

Minimum rent for retail locations	$61,753	$55,220	$48,200
Contingent rent based on sales	34,791	30,395	26,468
Office, distribution and manufacturing facilities and equipment	30,093	27,679	24,629

	$126,637	$113,294	$99,297

Aggregate minimum annual rental payments under non-cancelable operating leases are as follows:

Minimum Annual
Rental Payments
Years Ending January 31,	(in thousands)

2008	$100,920
2009	93,837
2010	82,826
2011	77,949
2012	66,284
Thereafter	351,012
At January 31, 2007, the Company’s contractual cash obligations and contingent funding commitments were: inventory purchases of $424,707,000 including the obligation under the agreement with Aber (see note D), non-inventory purchases of $9,715,000, construction-in-progress of $19,722,000 and other contractual obligations of $9,358,000.
In November 2004, the Company entered into an agreement with Tahera Diamond Corporation (“Tahera”), a Canadian diamond mining and exploration company, to purchase or market all of the diamonds to be mined at the Jericho mine, which has been developed and constructed by Tahera in Nunavut, Canada (the “Project”). In consideration of that agreement, the Company provided a credit facility to Tahera which allows Tahera to draw up to CDN$35,000,000 (U.S. $29,653,000 at January 31, 2007) to finance the development and construction of the Project. This credit facility matures in December 2013. In 2006, the credit facility was amended to defer the start of principal and interest
t i f f a n y & c o .
K - 6 4

payments until September 2007 and to include a working capital loan commitment of CDN$8,000,000 (U.S. $6,778,000 at January 31, 2007), which can be borrowed against until December 2007. At January 31, 2007, CDN$44,044,000 (U.S. $37,315,000 at January 31, 2007), including accrued interest of CDN$3,506,000 (U.S. $2,970,000 at January 31, 2007), was outstanding under the credit facility and working capital loan commitment. The Company began purchasing diamonds from Tahera in 2006.
In August 2001, the Company entered into agreements with Mitsukoshi Ltd. of Japan (“Mitsukoshi”). The agreement continued long-standing commercial relationships that the Company has maintained with Mitsukoshi. The agreement expired as of January 31, 2007. The Company expects to renew the agreement on essentially the same economic terms and Mitsukoshi has agreed to do so. Management expects that a formal written agreement will be executed that will continue the relationship on a year-to-year basis. Pending a formal written agreement, the Company and Mitsukoshi are continuing to operate under the terms of the expired agreement. The Company also operates boutiques in other Japanese department stores. The Company pays the department stores a percentage fee based on sales generated in these locations. Fees paid to Mitsukoshi and other Japanese department stores totaled $69,982,000, $72,231,000 and $77,850,000 in 2006, 2005 and 2004 and are included in SG&A expenses. Sales transacted at these retail locations are recognized at the “point of sale.”
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
M.    RELATED PARTIES
The Company’s Chairman of the Board and Chief Executive Officer is a member of the Board of Directors of The Bank of New York, which serves as the Company’s lead bank for its Credit Facility, provides other general banking services and serves as the trustee and an investment manager for the Company’s pension plan. In addition, the Company’s President is a member of the Board of Directors of The Bank of New York Hamilton Funds, Inc. Fees paid to the bank for services rendered, interest on debt and premiums on derivative contracts amounted to $2,584,000, $2,304,000 and $2,213,000 in 2006, 2005 and 2004.
The Company’s Executive Vice President and Chief Financial Officer is a member of the Board of Directors of The Dun & Bradstreet Corporation. Fees paid to that company for credit information reports were less than $100,000 in each of 2006, 2005 and 2004.
A member of the Company’s Board of Directors was an officer of IBM Corporation until January 2006. Fees paid to that company for information technology equipment and services rendered amounted to $14,794,000 and $10,645,000 in 2005 and 2004.
N.    STOCKHOLDERS’ EQUITY
Stock Repurchase Program
In March 2005, the Company’s Board of Directors approved a stock repurchase program (“2005 Program”) that authorized the repurchase of up to $400,000,000 of the Company’s Common Stock through March 2007 by means of open market or private transactions. The 2005 Program replaced and terminated an earlier program. In August 2006, the Company’s Board of Directors extended the expiration date of the Company’s 2005 Program to December 2009, and authorized the repurchase of up to an additional $700,000,000 of the Company’s Common Stock through open market or private
t i f f a n y & c o .
K - 6 5

transactions. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions. The Company’s share repurchase activity was as follows:

	Years Ended January 31,
(in thousands, except per share amounts)	2007	2006	2005

Cost of repurchases	$281,176	$132,816	$86,732
Shares repurchased and retired	8,149	3,835	2,735
Average cost per share	$34.50	$34.63	$31.71
At January 31, 2007, there remained $695,414,000 of authorization for future repurchases under the 2005 Program.
Cash Dividends
In May 2006, the Company’s Board of Directors declared a 25% increase in the quarterly dividend rate on common shares, increasing it from $0.08 per share to $0.10 per share. In May 2005, the Company’s Board of Directors declared a 33% increase in the quarterly dividend rate on common shares, increasing it from $0.06 per share to $0.08 per share. In May 2004, the Company’s Board of Directors declared a 20% increase in the quarterly dividend rate on common shares, increasing it from $0.05 per share to $0.06 per share. On February 15, 2007, the Company’s Board of Directors declared a quarterly dividend of $0.10 per common share. This dividend will be paid on April 10, 2007 to stockholders of record on March 20, 2007.
O.    STOCK COMPENSATION PLANS
The Company has two stock compensation plans under which awards may continue to be made: the Employee Incentive Plan and the Directors Option Plan, both of which were approved by the stockholders. No award may be made under the employee plan after April 30, 2015 and under the Directors Option Plan after May 21, 2008.
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
Until January 2005, the Company granted only stock options to employees, vesting in increments of 25% per year over four years. Beginning in January 2005, the Company granted performance stock units (“PSU”) to the executive officers of the Company, in addition to stock options, and restricted stock units (“RSU”) to other management employees. PSU and RSU payouts will be in shares of Company stock at vesting. PSU’s vest at the end of a three-year period, contingent on the Company’s performance against pre-set objectives established by the Company’s Board of Directors. RSU’s vest in increments of 25% per year over a four-year period. The PSU’s and RSU’s require no payment from the employee. Compensation expense is recognized using the fair market value at the date of grant and recorded ratably over the vesting period. However, PSU compensation expense may be adjusted over the vesting period if interim performance objectives are not met.
t i f f a n y & c o .
K - 6 6

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

	Years Ended January 31,
	2007	2006	2005

Dividend yield	0.7%	0.5%	0.6%
Expected volatility	38.5%	39.2%	37.6%
Risk-free interest rate	4.5%	4.6%	3.7%
Expected term in years	8	7	6
A summary of the option activity for the Company’s stock option plans is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term in Years	(in thousands)

Outstanding at January 31, 2006	12,082,002	$28.97
Granted	397,000	39.99
Exercised	(1,145,637)	18.95
Forfeited/cancelled	(180,164)	37.17

Outstanding at January 31, 2007	11,153,201	$30.26	5.08	$103,760

Exercisable at January 31, 2007	9,523,807	$29.10	4.53	$99,761

The weighted-average grant-date fair value of options granted for the years ended January 31, 2007, 2006 and 2005 was $18.75, $17.56 and $12.98. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended January 31, 2007, 2006 and 2005 was $21,518,000, $34,336,000 and $10,569,000.
t i f f a n y & c o .
K - 6 7

A summary of the activity for the Company’s RSU’s is presented below:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value

Non-vested at January 31, 2006	941,459	$36.41
Granted	633,584	39.33
Vested	(248,229)	35.93
Forfeited	(57,297)	36.05

Non-vested at January 31, 2007	1,269,517	$37.99

A summary of the activity for the Company’s PSU’s is presented below:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value

Non-vested at January 31, 2006	639,000	$34.40
Granted	303,000	40.15

Non-vested at January 31, 2007	942,000	$36.25

The weighted-average grant-date fair value of RSU’s granted for the years ended January 31, 2006 and 2005 was $39.10 and $31.68. The weighted-average grant-date fair value of PSU’s granted for the years ended January 31, 2006 and 2005 was $37.84 and $31.49.
As of January 31, 2007, there was $76,494,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Employee Incentive Plan and Directors Option Plan. The expense is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of RSU’s vested during the year ended January 31, 2007 and 2006 was $9,826,000 and $4,594,000. No RSU’s were vested during the year ended January 31, 2005. No PSU’s were vested or forfeited during the years ended January 31, 2007, 2006 and 2005.
Total compensation cost for stock-based-compensation awards recognized in income and the related income tax benefit was $32,793,000 and $13,061,000 for the year ended January 31, 2007, $25,622,000 and $10,104,000 for the year ended January 31, 2006, and $22,100,000 and $8,651,000 for the year ended January 31, 2005. Total compensation cost capitalized in inventory was not significant.
P.    EMPLOYEE BENEFIT PLANS
Pensions and Other Postretirement Benefits
The Company maintains the following pension plans: a noncontributory defined benefit pension plan (“Qualified Plan”) covering substantially all U.S. employees hired before January 1, 2006 and qualified in accordance with the Internal Revenue Service Code, a non-qualified unfunded retirement income plan (“Excess Plan”) covering certain employees affected by Internal Revenue Service Code compensation limits, a non-qualified unfunded Supplemental Retirement Income Plan (“SRIP”) that covers executive officers of the Company and a noncontributory defined benefit pension plan covering substantially all employees of Tiffany and Company Japan Inc. (“Japan Plan”).
Qualified Plan benefits are based on the highest five years of compensation and the number of years of service. Effective February 1, 2007, the Qualified Plan was amended to allow participants with at least 10 years of service who retire after attaining age 55 to receive reduced retirement benefits. The Company funds the Qualified Plan’s trust in accordance with regulatory limits to provide for current service and
t i f f a n y & c o .
K - 6 8

for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. The Company made cash contributions of $20,000,000 to the Qualified Plan in 2006 and plans to contribute approximately $15,000,000 in 2007. However, this expectation is subject to change based on asset performance being significantly different than the assumed long-term rate of return on pension assets.
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
On January 1, 2004, the Company established the Excess Plan which uses the same retirement benefit formula set forth in the Qualified Plan, but includes earnings that are excluded under the Qualified Plan due to Internal Revenue Service Code qualified pension plan limitations. Benefits payable under the Qualified Plan offset benefits payable under the Excess Plan. Employees vested under the Qualified Plan are vested under the Excess Plan; however, benefits under the Excess Plan are subject to forfeiture if employment is terminated for cause and, for those who leave the Company prior to age 65 if they fail to execute and adhere to non-competition and confidentiality covenants. Effective February 1, 2007, the Excess Plan was amended to allow participants with at least 10 years of service who retire after attaining age 55 to receive reduced retirement benefits.
The SRIP is a supplement to the Qualified Plan, Excess Plan and Social Security by providing additional payments upon a participant’s retirement. Benefits payable under the Qualified Plan, Excess Plan and Social Security offset benefits payable under the SRIP. Effective February 1, 2007, benefits payable under the SRIP do not vest until a participant both (i) attains at least age 55 while employed by the Company and (ii) the employee has provided at least 10 years of service, except in the event of a change in control. Furthermore, benefits are subject to forfeiture if benefits under the Excess Plan are forfeited.
Japan Plan benefits are based on monthly compensation and the numbers of years of service. Benefits are payable in a lump sum upon retirement, termination, resignation or death if the participant has completed at least three years of service and attains at least age 60 while employed by Tiffany and Company Japan Inc.
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
The Company uses a December 31 measurement date for its U.S. employee benefit plans and January 31 for the Japan Plan.
t i f f a n y & c o .
K - 6 9

Obligations and Funded Status
The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the plans as of the measurement date:

	January 31,
			Other Postretirement
	Pension Benefits		Benefits
(in thousands)	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$249,015	$203,526	$24,983	$27,118
Service cost	16,643	13,802	900	1,697
Interest cost	13,739	12,118	1,417	1,780
Participants’ contributions	–	–	446	168
MMA retiree drug subsidy	–	–	164	–
Amendment	6,500	–	6,207	(1,746)
Actuarial (gain) loss	(15,312)	24,758	(518)	(2,449)
Benefits paid	(4,844)	(4,322)	(1,780)	(1,585)
Translation	(259)	(867)	–	–

Benefit obligation at end of year*	265,482	249,015	31,819	24,983

Change in plan assets:
Fair value of plan assets at beginning of year	173,436	143,497	–	–
Actual return on plan assets	21,612	13,519	–	–
Employer contribution	20,816	20,742	1,170	1,417
Participants’ contributions	–	–	446	168
MMA retiree drug subsidy	–	–	164	–
Benefits paid	(4,844)	(4,322)	(1,780)	(1,585)

Fair value of plan assets at end of year	211,020	173,436	–	–

Funded status at end of year	$(54,462)	(75,579)	$(31,819)	(24,983)

Unrecognized net actuarial loss		58,165		4,456
Unrecognized prior service cost		4,112		(18,292)

Accrued benefit cost		$(13,302)		$(38,819)

*	The benefit obligation for Pension Benefits is the projected benefit obligation and for Other Postretirement Benefits is the accumulated postretirement benefit obligation.
t i f f a n y & c o .
K - 7 0

The following tables provide additional information regarding the Company’s pension plans’ projected benefit obligations and assets (included in pension benefits in the table above) and accumulated benefit obligation:

	January 31, 2007
(in thousands)	Qualified	Excess	SRIP	Japan	Total

Projected benefit obligation	$214,292	$29,438	$14,331	$7,421	$265,482
Fair value of plan assets	211,020	–	–	–	211,020

Funded status	$(3,272)	$(29,438)	$(14,331)	$(7,421)	$(54,462)

Accumulated benefit obligation	$176,951	$10,483	$4,660	$4,879	$196,973

	January 31, 2006
(in thousands)	Qualified	Excess	SRIP	Japan	Total

Projected benefit obligation	$198,555	$27,564	$15,917	$6,979	$249,015
Fair value of plan assets	173,436	–	–	–	173,436

Funded status	$(25,119)	$(27,564)	$(15,917)	$(6,979)	$(75,579)

Accumulated benefit obligation	$165,721	$9,724	$6,222	$4,831	$186,498

At January 31, 2007, the Company had a current liability of $1,815,000 and a non-current liability of $84,466,000 for pension and other postretirement benefits. At January 31, 2006, the Company had a current liability of $790,000, an accrued liability of $71,865,000, a prepaid asset of $16,601,000 and an intangible asset of $3,887,000 for pension and other postretirement benefits.
Amounts recognized in accumulated other comprehensive income as of January 31, 2007 consist of:

(in thousands)	Pension Benefits	Other Postretirement Benefits

Net actuarial loss	$28,703	$3,794
Prior service cost (credit)	9,899	(10,794)
Deferred income taxes	(15,416)	474

	$23,186	$(6,526)

The estimated pre-tax amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost within the next 12 months is as follows:

(in thousands)	Pension Benefits	Other Postretirement Benefits

Net actuarial loss	$2,559	$39
Prior service cost (credit)	1,280	(893)

	$3,839	$(854)

t i f f a n y & c o .
K - 7 1

Net Periodic Benefit Cost
Net periodic pension and other postretirement benefit expense included the following components:

	Years Ended January 31,
	Pension Benefits			Other Postretirement Benefits
(in thousands)	2007	2006	2005	2007	2006	2005

Service cost	$16,643	$13,802	$12,126	$900	$1,697	$1,246
Interest cost	13,739	12,118	10,874	1,417	1,780	1,535
Expected return on plan assets	(11,699)	(10,052)	(8,311)	–	–	–
Amortization of prior service cost	712	815	816	(1,291)	(856)	(1,213)
Amortization of net loss	4,186	2,956	1,870	144	74	267

Net expense	$23,581	$19,639	$17,375	$1,170	$2,695	$1,835

Assumptions
Weighted-average assumptions used to determine benefit obligations:

	January 31,
	Pension Benefits
	2007	2006

Discount rate:
Qualified Plan/ Excess Plan/ SRIP	6.00%	5.75%
Japan Plan	2.75%	2.75%
Rate of increase in compensation:
Qualified Plan	3.50%	3.50%
Excess Plan	5.00%	5.00%
SRIP	8.00%	8.00%
Japan Plan	2.25%	2.25%
The discount rate for Other Postretirement Benefits was 6.00% and 5.75% for January 31, 2007 and 2006.
t i f f a n y & c o .
K - 7 2

Weighted-average assumptions used to determine net periodic benefit cost:

	January 31,
	Pension Benefits
	2007	2006	2005

Discount rate:
Qualified Plan/ Excess Plan/ SRIP	5.75%	6.00%	6.25%
Japan Plan	2.75%	2.50%	2.25%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation:
Qualified Plan	3.50%	3.50%	3.75%
Excess Plan	5.00%	3.50%	3.75%
SRIP	8.00%	8.00%	8.25%
Japan Plan	2.25%	2.00%	1.75%
The discount rate for Other Postretirement Benefits was 5.75%, 6.00% and 6.25% for January 31, 2007, 2006 and 2005.
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
For postretirement benefit measurement purposes, 9.00% (for pre-age 65 retirees) and 10.00% (for post-age 65 retirees) annual rates of increase in the per capita cost of covered health care were assumed for 2007. The rate was assumed to decrease gradually to 4.75% by 2016 (for pre-age 65 retirees) and by 2018 (for post-age 65 retirees) and remain at that level thereafter.
Assumed health-care cost trend rates have a significant effect on the amounts reported for the Company’s postretirement health-care benefits plan. A one-percentage-point increase in the assumed health-care cost trend rate would increase the Company’s accumulated postretirement benefit obligation by $5,199,000 and the aggregate service and interest cost components of net periodic postretirement benefits by $466,000 for the year ended January 31, 2007. Decreasing the assumed health-care cost trend rate by one-percentage-point would decrease the Company’s accumulated postretirement benefit obligation by $4,418,000 and the aggregate service and interest cost components of net periodic postretirement benefits by $357,000 for the year ended January 31, 2007.
t i f f a n y & c o .
K - 7 3

Plan Assets
The Company’s Qualified Plan asset allocation at the measurement date and target asset allocation by asset category are as follows:

		Percentage of Qualified Plan Assets
		at December 31,
Asset Category	Target Asset Allocation	2006	2005

Equity securities	60% – 70%	67%	68%
Debt securities	20% – 30%	26	29
Other	5% – 15%	7	3

		100%	100%

Qualified Plan assets include investments in the Company’s Common Stock, representing 1% and 5% of plan assets at December 31, 2006 and 2005.
The Company’s investment objectives, related to Qualified Plan assets, are the preservation of principal and the achievement of a reasonable rate of return over time. As a result, the Qualified Plan’s assets are allocated based on an expectation that equity securities will outperform debt securities over the long term. Assets of the Qualified Plan are broadly diversified. Equity securities include U.S. large, middle and small capitalization equities and international equities. Debt securities include U.S. government, corporate and mortgage obligations. The Company attempts to mitigate investment risk by rebalancing asset allocation periodically.
Benefit Payments
The Company expects the following future benefit payments to be paid:

	Pension Benefits	Other Postretirement Benefits
Years Ending January 31,	(in thousands)	(in thousands)

2008	$ 5,260	$ 1,227
2009	5,888	1,268
2010	6,661	1,329
2011	7,525	1,402
2012	8,530	1,477
2013-2017	62,025	8,691
Profit Sharing and Retirement Savings Plan
The Company maintains an Employee Profit Sharing and Retirement Savings Plan (“EPSRS Plan”) that covers substantially all U.S.-based employees. Under the profit-sharing feature of the EPSRS Plan, the Company makes contributions, in the form of newly-issued Company Common Stock, to the employees’ accounts based on the achievement of certain targeted earnings objectives established by, or as otherwise determined by, the Company’s Board of Directors. The Company recorded expense of $2,450,000, $4,550,000 and $4,400,000 in 2006, 2005 and 2004. Under the retirement savings feature of the EPSRS Plan, employees who meet certain eligibility requirements may participate by contributing up to 15% of their annual compensation, and the Company provides a 50% matching cash contribution up to 6% of each participant’s total compensation. The Company recorded expense of $6,409,000, $5,674,000 and
t i f f a n y & c o .
K - 7 4

$5,342,000 in 2006, 2005 and 2004. Contributions to both features of the EPSRS Plan are made in the following year.
Under the profit-sharing feature of the EPSRS Plan, the Company’s stock contribution is required to be maintained in such stock until the employee has two or more years of service, at which time the employee may diversify his or her Company stock account into other investment options provided under the plan. Under the retirement savings portion of the EPSRS Plan, the employees have the ability to elect to invest their contribution and the matching contribution in Company stock. At January 31, 2007, investments in Company stock in the profit-sharing portion and in the retirement savings portion represented 16% and 14% of total EPSRS Plan assets.
Effective as of February 1, 2006, the EPSRS Plan was amended to provide a defined contribution retirement benefit (the “DCRB”) to eligible employees hired on or after January 1, 2006 (see Pension and Other Postretirement Benefits above). Under the DCRB, the Company will make contributions each year to each employee’s account at a rate based upon age and years of service. These contributions will be deposited into individual accounts set up in each employee’s name to be invested in a manner similar to the retirement savings portion of the EPSRS Plan. The Company recorded expense of $330,000 in 2006.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for directors, executives and certain management employees, whereby eligible participants may defer a portion of their compensation for payment at specified future dates, upon retirement, death or termination of employment. The deferred compensation is adjusted to reflect performance, whether positive or negative, of selected investment options, chosen by each participant, during the deferral period. The amounts accrued under the plans were $16,972,000 and $14,386,000 at January 31, 2007 and 2006 and are reflected in other long-term liabilities.
Q.    INCOME TAXES
Earnings before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2007	2006	2005

United States	$250,291	$248,495	$333,514
Foreign	154,144	119,479	138,634

	$404,435	$367,974	$472,148

t i f f a n y & c o .
K - 7 5

Components of the provision for income taxes were as follows:

	Years Ended January 31,
(in thousands)	2007	2006	2005

Current:
Federal	$83,477	$94,818	$124,585
State	17,830	24,883	17,729
Foreign	48,754	40,041	49,015

	150,061	159,742	191,329

Deferred:
Federal	(1,176)	(42,676)	(20,205)
State	1,572	(4,417)	(3,940)
Foreign	51	670	665

	447	(46,423)	(23,480)

	$150,508	$113,319	$167,849

Deferred tax assets (liabilities) consisted of the following:

	January 31,
(in thousands)	2007	2006

Deferred tax assets:
Pension/postretirement benefits	$35,309	$20,090
Inventory	36,861	40,883
Accrued expenses	10,647	13,863
Share-based compensation	25,403	17,666
Depreciation	7,416	6,148
Foreign net operating losses	42,234	27,711
Deferred income	3,270	3,565
Other	2,617	4,578

	163,757	134,504
Valuation allowance	(42,234)	(26,586)

	121,523	107,918

Deferred tax liabilities:
State tax	(7,590)	(7,179)
Financial hedging instruments	–	(1,335)
Other	(2,738)	–

	(10,328)	(8,514)

Net deferred tax asset	$111,195	$99,404

The Company has recorded a valuation allowance against certain deferred tax assets related to Federal, state and foreign net operating loss carryforwards where recovery is uncertain. The overall valuation allowance relates to tax loss carryforwards and temporary differences for which no benefit is expected to be realized. Tax loss carryforwards of approximately $16,000,000, $43,000,000 and $100,000,000 exist in certain Federal, state and foreign jurisdictions, respectively. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from January 31, 2008 through January 31, 2027.
t i f f a n y & c o .
K - 7 6

Reconciliations of the provision for income taxes at the statutory Federal income tax rate to the Company’s effective tax rate were as follows:

	Years Ended January 31,
	2007	2006	2005

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	3.1	4.1	2.2
Foreign losses with no tax benefit	1.5	0.7	0.5
American Jobs Creation Act of 2004	–	(6.1)	(1.8)
Extraterritorial income exclusion	(0.7)	(2.0)	(1.3)
Undistributed foreign earnings	(1.6)	(1.0)	–
Other	(0.1)	0.1	1.0

	37.2%	30.8%	35.6%

The American Jobs Creation Act of 2004 (“AJCA”), which was signed into law on October 22, 2004, created a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The incentive effectively reduced the amount of U.S. Federal income tax due on repatriation. Taking advantage of the AJCA, the Company recorded an income tax benefit of $8,600,000 in 2004 to reflect the Company’s plan to repatriate $100,000,000 of accumulated foreign earnings. In 2005, the Company recorded an income tax benefit of $22,588,000 due to the Internal Revenue Service clarifying certain provisions of the AJCA in May 2005, which also resulted in the Company’s decision to repatriate additional foreign earnings. The tax benefit to the Company occurred because the Company had previously accrued income taxes on un-repatriated foreign earnings at statutory tax rates. In total, the Company repatriated $178,245,000 of accumulated foreign earnings.
The Company determined that it has the intent to indefinitely reinvest any undistributed earnings of foreign subsidiaries which were not repatriated under the AJCA. As of January 31, 2007 and 2006, the Company has not provided deferred taxes on approximately $62,000,000 and $24,000,000 of undistributed earnings. U.S. Federal income taxes of approximately $11,300,000 and $3,800,000 would be incurred at January 31, 2007 and 2006 if these earnings were distributed.
R.   SEGMENT INFORMATION
The Company’s reportable segments are: U.S. Retail, International Retail and Direct Marketing (see note A). These reportable segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. The Other channel of distribution includes all non-reportable segments which consist of worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. Other also includes wholesale sales of diamonds obtained through bulk purchases that are subsequently deemed not suitable for the Company’s needs.
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
t i f f a n y & c o .
K - 7 7

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
Certain information relating to the Company’s segments is set forth below:

	Years Ended January 31,
(in thousands)	2007	2006	2005

Net sales:
U.S. Retail	$1,326,441	$1,220,683	$1,116,845
International Retail	1,010,627	900,689	857,360
Direct Marketing	174,078	157,483	142,508

Total reportable segments	2,511,146	2,278,855	2,116,713
Other	137,175	116,298	88,118

	$2,648,321	$2,395,153	$2,204,831

Earnings (losses) from operations:*
U.S. Retail	$260,067	$265,425	$217,882
International Retail	259,116	216,273	213,411
Direct Marketing	62,580	58,109	45,835

Total reportable segments	581,763	539,807	477,128
Other	(29,344)	(18,829)	(23,290)

	$552,419	$520,978	$453,838

*Represents earnings from operations excluding unallocated corporate expenses.
The Company’s Executive Officers do not evaluate the performance of the Company’s assets on a segment basis for internal management reporting and, therefore, such information is not presented.
The following table sets forth reconciliations of the segments’ earnings from operations to the Company’s consolidated earnings before income taxes:

	Years Ended January 31,
(in thousands)	2007	2006	2005

Earnings from operations for segments	$552,419	$520,978	$453,838
Unallocated corporate expenses	(136,984)	(138,273)	(159,309)
Interest expense, financing costs and other income, net	(11,000)	(14,731)	(15,978)
Gain on sale of equity investment	–	–	193,597

Earnings before income taxes	$404,435	$367,974	$472,148

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
t i f f a n y & c o .
K - 7 8

Sales to unaffiliated customers and long-lived assets by geographic areas were as follows:

	Years Ended January 31,
(in thousands)	2007	2006	2005

Net sales:
United States	$1,573,130	$1,444,947	$1,311,348
Japan	491,312	490,834	492,125
Other countries	583,879	459,372	401,358

	$2,648,321	$2,395,153	$2,204,831

Long-lived assets:
United States	$629,003	$587,323	$640,524
Japan	152,791	157,218	175,001
Other countries	177,361	145,770	124,762

	$959,155	$890,311	$940,287

Classes of Similar Products

	Years Ended January 31,
(in thousands)	2007	2006	2005

Net sales:
Jewelry	$2,234,378	$2,001,896	$1,827,541
Tableware, timepieces and other	413,943	393,257	377,290

	$2,648,321	$2,395,153	$2,204,831

t i f f a n y & c o .
K - 7 9

S.   QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006 Quarters Ended
(in thousands, except per share amounts)	April 30		July 31		October 31	January 31

Net sales	$539,241		$574,940		$547,786	$986,354
Gross profit	301,126		316,978		293,475	564,096
Earnings from operations	74,247		72,636		44,056	224,496
Net earnings	43,142		41,144		29,142	140,499

Net earnings per share:
Basic	$0.30		$0.30		$0.21	$1.04

Diluted	$0.30		$0.29		$0.21	$1.02

	2005 Quarters Ended
(in thousands, except per share amounts)	April 30	*	July 31	*	October 31	January 31	*

Net sales	$509,901		$526,701		$500,105	$858,446
Gross profit	274,821		292,084		270,530	504,905
Earnings from operations	66,311		74,068		39,795	202,531
Net earnings	40,058		50,551		23,789	140,257

Net earnings per share:
Basic	$0.28		$0.35		$0.17	$0.99

Diluted	$0.27		$0.35		$0.16	$0.97

*Net earnings and net earnings per share include the effect of the tax benefit received from repatriating earnings from foreign affiliates (see note Q). The Company recorded a tax benefit of $1,500,000, or $0.01 per diluted share, for the three months ended April 30, 2005, $6,600,000, or $0.05 per diluted share, for the three months ended July 31, 2005 and $14,488,000, or $0.10 per diluted share, for the three months ended January 31, 2006.
The sum of the quarterly net earnings per share amounts in the above tables may not equal the full-year amount since the computations of the weighted-average number of common-equivalent shares outstanding for each quarter and the full year are made independently.
t i f f a n y & c o .
K - 8 0

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
t i f f a n y & c o .
K - 8 1

Committee. Each year the Audit Committee selects the firm that is to perform audit services for the Company.
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2007 based on criteria in Internal Control – Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of internal control over financial reporting as of January 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown on page K-44-45.
/s/ Michael J. Kowalski
Chairman of the Board and Chief Executive Officer
/s/ James E. Quinn
President
/s/ James N. Fernandez
Executive Vice President and Chief Financial Officer
Item 9B.   Other Information.
NONE
[Remainder of this page is intentionally left blank]
t i f f a n y & c o .
K - 8 2

PART III
Item 10.   Directors and Executive Officers and Corporate Governance.
Incorporated by reference from the sections titled “Ownership by Directors and Executive Officers” and “DISCUSSION OF PROPOSALS PRESENTED BY THE BOARD. Item 1. Election of Directors” in Registrant’s Proxy Statement dated April 12, 2007.
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
See Registrant’s Proxy Statement dated April 12, 2007, for information within the section titled “Business Conduct Policy and Code of Ethics.”
Item 11.   Executive Compensation.
Incorporated by reference from the section titled “COMPENSATION OF THE CEO AND OTHER EXECUTIVE OFFICERS” in Registrant’s Proxy Statement dated April 12, 2007.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from the section titled “OWNERSHIP OF THE COMPANY” in Registrant’s Proxy Statement dated April 12, 2007.
Item 13.   Certain Relationships and Related Transactions, and Director Independence.
See Executive Officers of the Registrant and Board of Directors information incorporated by reference from the sections titled “Independent Directors Constitute a Majority of the Board,” “TRANSACTIONS WITH RELATED PERSONS” and “EXECUTIVE OFFICERS OF THE COMPANY” in Registrant’s Proxy Statement dated April 12, 2007.
Item 14.   Principal Accounting Fees and Services.
Incorporated by reference from the section titled “Fees and Services of PricewaterhouseCoopers LLP” in Registrant’s Proxy Statement dated April 12, 2007.
t i f f a n y & c o .
K - 8 3

PART IV
Item 15.   Exhibits and Financial Statement Schedules.
(a) List of Documents Filed As Part of This Report:
1.   Financial Statements
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of January 31, 2007 and 2006.
Consolidated Statements of Earnings for the years ended January 31, 2007, 2006 and 2005.
Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended January 31, 2007, 2006 and 2005.
Consolidated Statements of Cash Flows for the years ended January 31, 2007, 2006 and 2005.
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
3.   Exhibits
The following exhibits have been filed with the Securities and Exchange Commission, but are not attached to copies of this Annual Report on Form 10-K other than complete copies filed with said Commission and the New York Stock Exchange:

Exhibit	Description

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 8-K dated May 16, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 20, 1999. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 10-Q for the Fiscal Quarter ended July 31, 1999.

3.1a	Amendment to Certificate of Incorporation of Registrant dated May 18, 2000. Previously filed as Exhibit 3.1b to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2001.

3.2	Restated By-Laws of Registrant, as last amended November 16, 2006. Incorporated by reference from Exhibit 3.2 to Registrant’s Report on Form 8-K dated November 16, 2006.
t i f f a n y & c o .
K - 8 4

Exhibit	Description

10.5	Designer Agreement between Tiffany and Paloma Picasso dated April 4, 1985. Incorporated by reference from Exhibit 10.5 filed with Registrant’s Registration Statement on Form S-1, Registration No. 33-12818 (the “Registration Statement”).

10.122	Agreement dated as of April 3, 1996 among American Family Life Assurance Company of Columbus, Japan Branch, Tiffany & Co. Japan, Inc., Japan Branch, and Registrant, as Guarantor, for yen 5,000,000,000 Loan Due 2011. Incorporated by reference from Exhibit 10.122 filed with Registrant’s Report on Form 10-Q for the Fiscal quarter ended April 30, 1996.

10.122a	Amendment No. 1 to the Agreement referred to in Exhibit 10.122 above dated November 18, 1998. Incorporated by reference from Exhibit 10.122a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.122b	Guarantee by Tiffany & Co. of the obligations under the Agreement referred to in Exhibit 10.122 above dated April 3, 1996. Incorporated by reference from Exhibit 10.122b filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122c	Amendment No. 2 to Guarantee referred to in Exhibit 10.122b above, dated October 15, 1999. Incorporated by reference from Exhibit 10.122c filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122d	Amendment No. 3 to Guarantee referred to in Exhibit 10.122b above, dated July 16, 2002. Incorporated by reference from Exhibit 10.122d filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122e	Amendment No. 4 to Guarantee referred to in Exhibit 10.122b above, dated December 9, 2005. Incorporated by reference from Exhibit 10.122e filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 2006.

10.122f	Amendment No. 5 to Guarantee referred to in Exhibit 10.122b above, dated May 31, 2006.

10.123	Agreement made effective as of February 1, 1997 by and between Tiffany and Elsa Peretti. Incorporated by reference from Exhibit 10.123 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1997.

10.126	Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B, and 4.7 thereto, dated as of December 30, 1998 in respect of Registrant’s $60 million principal amount 6.90% Series A Senior Notes due December 30, 2008 and $40 million principal amount 7.05% Series B Senior Notes due December 30, 2010. Incorporated by reference from Exhibit 10.126 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.126a	First Amendment and Waiver Agreement to Form of Note Purchase Agreement referred to in previously filed Exhibit 10.126, dated May 16, 2002. Incorporated by reference from Exhibit 10.126a filed with Registrant’s Report on Form 8-K dated June 10, 2002.
t i f f a n y & c o .
K - 8 5

Exhibit	Description

10.128	Agreement made the 1st day of August 2001 by and between Tiffany & Co. Japan Inc. and Mitsukoshi Ltd. of Japan. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Report on Form 8-K dated August 1, 2001.

10.132	Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B and 4.7 thereto, dated as of July 18, 2002 in respect of Registrant’s $40,000,000 principal amount 6.15% Series C Notes due July 18, 2009 and $60,000,000 principal amount 6.56% Series D Notes due July 18, 2012. Incorporated by reference from Exhibit 10.132 filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.133	Guaranty Agreement dated July 18, 2002 with respect to the Note Purchase Agreements (see Exhibit 10.132 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.133 filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.134	Translation of Condition of Bonds applied to Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 yen issued September 30, 2003 (for Qualified Investors Only). Incorporated by reference from Exhibit 10.134 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.135	Translation of Application of Bonds for Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 yen issued September 30, 2003 (for Qualified Investors Only). Incorporated by reference from Exhibit 10.135 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.135a	Translation of Amendment of Application of Bonds referred to in Exhibit 10.135. Incorporated by reference from Exhibit 10.135a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.136	Payment Guarantee dated September 30, 2003 made by Tiffany & Co. for the benefit of the Qualified Investors of the Bonds referred to in Exhibit 10.134. Incorporated by reference from Exhibit 10.136 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.145	Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.

10.145a	First Addendum to the Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.
t i f f a n y & c o .
K - 8 6

Exhibit	Description

10.146	Credit Agreement dated as of July 20, 2005 by and among Registrant, Tiffany and Company, Tiffany & Co. International, each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York, as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.146 filed with Registrant’s Report on Form 8-K dated July 20, 2005.

10.146a	Increase Supplement dated as of October 27, 2006 to the Credit Agreement dated July 20, 2005 by and among Registrant, Tiffany and Company, Tiffany & Co. International, each other Subsidiary of Registrant that is Borrower and is a signatory thereto and The Bank of New York, as Administrative Agent, and various lenders party thereto.

10.147	Guaranty Agreement dated as of July 20, 2005, with respect to the Credit Agreement (see Exhibit 10.146 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International, and Tiffany & Co. Japan Inc. and The Bank of New York, as Administrative Agent. Incorporated by reference from Exhibit 10.147 filed with Registrant’s Report on Form 8-K dated July 20, 2005.

10.149	Lease Agreement made as of September 28, 2005 between CLF Sylvan Way LLC and Tiffany and Company, and form of Registrant’s guaranty of such lease. Incorporated by reference from Exhibit 10.149 filed with Registrant’s Report on Form 8-K dated September 23, 2005.

14.1	Code of Business and Ethical Conduct and Business Conduct Policy. Incorporated by reference from Exhibit 14.1 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
t i f f a n y & c o .
K - 8 7

Executive Compensation Plans and Arrangements

Exhibit	Description

4.3	Registrant’s 1998 Directors Option Plan. Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

4.4	Registrant’s Amended and Restated 1998 Employee Incentive Plan effective May 19, 2005. Previously filed as Exhibit 4.3 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.3	Registrant’s 1986 Stock Option Plan and terms of stock option agreement, as last amended on July 16, 1998. Incorporated by reference from Exhibit 10.3 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.49	Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers. Incorporated by reference from Exhibit 10.49 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.49a	Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers (Corrected Version). Incorporated by reference from Exhibit 10.49a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.60	Registrant’s 1988 Director Stock Option Plan and form of stock option agreement, as last amended on November 21, 1996. Incorporated by reference from Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1997.

10.106	Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as amended effective November 23, 2005. Incorporated by reference from Exhibit 10.106 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2006.

10.108	Registrant’s Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit 10.108 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.109	Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.114	1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of February 1, 2007. Incorporated by reference from Exhibit 10.114 filed with Registrant’s Report on Form 8-K/A dated February 12, 2007.

10.127b	Form of Retention Agreement between and among Registrant and Tiffany and each of its executive officers and Appendices I to III to the Agreement. Incorporated by reference from Exhibit 10.127b filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2003.

10.128	Group Long Term Disability Insurance Policy issued by UnumProvident, Policy No. 533717 001. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Annual Report
t i f f a n y & c o .
K - 8 8

Exhibit	Description

on Form 10-K for the Fiscal Year ended January 31, 2003.

10.137	Summary of arrangements for the payment of premiums on life insurance policies owned by executive officers. Incorporated by reference from Exhibit 10.137 filed with Registrant’s Annual Report on
Form 10-K for the Fiscal Year ended January 31, 2004.

10.138	2004 Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits, Amended and Restated as of February 1, 2007. Incorporated by reference from Exhibit 10.138 filed with Registrant’s Report on Form 8-K dated February 8, 2007.

10.139a	Form of Fiscal 2006 Cash Incentive Award Agreement for certain executive officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.139a filed with Registrant’s Report on Form 8-K dated March 24, 2006.

10.139b	Form of Fiscal 2007 Cash Incentive Award Agreement for certain executive officers under Registrant’s 2005 Employee Incentive Plan as Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.139b filed with Registrant’s Report on Form 8-K dated March 26, 2007.

10.140	Form of Terms of Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.140 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.140a	Form of Non-Competition and Confidentiality Covenants for use in connection with Performance-Based Restricted Stock Unit Grants to Registrant’s Executive Officers and Time-Vested Restricted Unit Awards made to other officers of Registrant’s affiliated companies pursuant to the Registrant’s 2005 Employee Incentive Plan and pursuant to the Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits. Incorporated by reference from Exhibit 10.140a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.142	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Directors Option Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.142 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.143	Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.143 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.143a	Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005. Incorporated by reference from Exhibit 10.143a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.144	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144 filed with Registrant’s Report on Form 8-K dated March 16, 2005.
t i f f a n y & c o .
K - 8 9

Exhibit	Description

10.144a	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.150	Form of Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 1998 Employee Incentive Plan and 2005 Employee Incentive Plan. Incorporated by reference as previously filed as Exhibit 10.146 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.151	Registrant’s 2005 Employee Incentive Plan as adopted May 19, 2005. Incorporated by reference as previously filed as Exhibit 10.145 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.151a	Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.151a with Registrant’s Report on Form 8-K dated March 26, 2007.

10.152	Share Ownership Policy for Executive Officers and Directors, Amended and Restated as of March 15, 2007. Incorporated by reference from Exhibit 10.152 filed with Registrant’s Report on Form 8-K dated March 22, 2007.

10.153	Corporate Governance Principles, Amended and Restated as of March 15, 2007. Incorporated by reference from Exhibit 10.153 filed with Registrant’s Report on Form 8-K dated March 22, 2007.
t i f f a n y & c o .
K - 9 0

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007	Tiffany & Co. (Registrant)

	By:	/s/ Michael J. Kowalski

Michael J. Kowalski
Chief Executive Officer
t i f f a n y & c o .
K - 9 1

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

William A. Shutzer
Director
March 30, 2007
t i f f a n y & c o .
K - 9 2

Tiffany & Co. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions	period

Year Ended January 31, 2007:

Reserves deducted from assets:

Accounts receivable allowances:

Doubtful accounts	$2,118	$1,922	—	$1,595[a]	$2,445

Sales returns	5,884	—	—	429[b]	5,455

Allowance for inventory liquidation and obsolescence	21,996	8,900	—	8,545[c]	22,351

Allowance for inventory shrinkage	1,120	2,272	—	2,844[d]	548

LIFO reserve	75,624	32,877	—	—	108,501

Deferred tax valuation allowance	26,586	15,648	—	—	42,234

a)	Uncollectible accounts written off.

b)	Adjustment related to sales returns previously provided for and changes in estimate.

c)	Liquidation of inventory previously written down to market.

d)	Physical inventory losses.
t i f f a n y & c o .
K - 9 3

Tiffany & Co. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions	period

Year Ended January 31, 2006:

Reserves deducted from assets:

Accounts receivable allowances:

Doubtful accounts	$2,075	$1,605	—	$1,562[a]	$2,118

Sales returns	5,416	908	—	440[b]	5,884

Allowance for inventory liquidation and obsolescence	20,928	10,179	—	9,111[c]	21,996

Allowance for inventory shrinkage	4,736	2,382	—	5,998[d]	1,120

LIFO reserve	64,058	11,566	—	—	75,624

Deferred tax valuation allowance	25,477	2,234	—	1,125[e]	26,586

a)	Uncollectible accounts written off.

b)	Adjustment related to sales returns previously provided for.

c)	Liquidation of inventory previously written down to market.

d)	Physical inventory losses and changes in estimate.

e)	Utilization of deferred tax loss carryforward.
t i f f a n y & c o .
K - 9 4

Tiffany & Co. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions	period

Year Ended January 31, 2005:

Reserves deducted from assets:

Accounts receivable allowances:

Doubtful accounts	$2,325	$1,977	$—	$2,227[a]	$2,075

Sales returns	4,667	973	—	224[b]	5,416

Allowance for inventory liquidation and obsolescence	21,983	2,433	2,935[e]	6,423[c]	20,928

Allowance for inventory shrinkage	4,591	2,266	—	2,121[d]	4,736

LIFO reserve	30,587	33,471	—	—	64,058

Deferred tax valuation allowance	25,317	160	—	—	25,477

a)	Uncollectible accounts written off.

b)	Adjustment related to sales returns previously provided for.

c)	Liquidation of inventory previously written down to market.

d)	Physical inventory loss.

e)	Reclassification from gross inventory to reserves.
t i f f a n y & c o .
K - 9 5