Form 10-Q
period 2007-04-30
TIFFANY & CO
filed 2007-06-04
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 2007.

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 136,739,921 shares outstanding at the close of business on May 31, 2007.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2007




PART I - FINANCIAL INFORMATION                                                       PAGE
                                                                                     ----

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets - April 30, 2007,
                January 31, 2007 and April 30, 2006 (Unaudited)                         3

           Condensed Consolidated Statements of Earnings - for the
                three months ended April 30, 2007 and 2006 (Unaudited)                  4

           Condensed Consolidated Statements of Stockholders' Equity -
                for the three months ended April 30, 2007 and
                Comprehensive Earnings - for the three months
                ended April 30, 2007 and 2006 (Unaudited)                               5

           Condensed Consolidated Statements of Cash Flows - for the
                three months ended April 30, 2007 and 2006 (Unaudited)                  6

           Notes to Condensed Consolidated Financial Statements
                (Unaudited)                                                          7-10

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                       11-17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                  18

Item 4.    Controls and Procedures                                                     19


PART II - OTHER INFORMATION


Item 1A.   Risk Factors                                                                20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                 21

Item 5.    Other Information                                                           22

Item 6.    Exhibits                                                                    23

           (a)  Exhibits

PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)



                                                                    April 30,               January 31,                April 30,
                                                                      2007                     2007                      2006
                                                             -------------------       --------------------      -------------------
ASSETS
Current assets:
Cash and cash equivalents                                      $        117,269         $          176,503        $         180,541
Short-term investments                                                   10,000                     15,500                   46,175
Accounts receivable, less allowances
    of $6,261, $7,900 and $6,197                                        162,047                    168,973                  156,124
Inventories, net                                                      1,295,150                  1,214,622                1,140,829
Deferred income taxes                                                    71,697                     73,455                   73,501
Prepaid expenses and other current assets                                74,048                     57,591                   54,180
                                                             -------------------       --------------------       ------------------
Total current assets                                                  1,730,211                  1,706,644                1,651,350

Property, plant and equipment, net                                      938,600                    932,389                  888,221
Deferred income taxes                                                    52,570                     39,707                   27,361
Other assets, net                                                       177,265                    166,770                  184,919
                                                             -------------------       --------------------       ------------------

                                                               $      2,898,646        $         2,845,510        $       2,751,851
                                                             ===================       ====================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                          $        115,811        $           106,681        $          47,726
Current portion of long-term debt                                         5,451                      5,398                    6,244
Accounts payable and accrued liabilities                                177,888                    215,967                  210,215
Income taxes payable                                                     36,479                     63,114                   38,040
Merchandise and other customer credits                                   62,332                     61,511                   55,614
                                                             -------------------       --------------------       ------------------

Total current liabilities                                               397,961                    452,671                  357,839

Long-term debt                                                          401,716                    406,383                  428,450
Pension/postretirement benefit obligations                               89,937                     84,466                   73,949
Other long-term liabilities                                             138,713                     97,095                   87,865

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares,
    none issued and outstanding                                               -                          -                        -
Common Stock, $0.01 par value; authorized 240,000 shares,
    issued and outstanding 136,635, 135,875 and 140,599                   1,367                      1,358                    1,406
Additional paid-in capital                                              584,607                    536,187                  499,595
Retained earnings                                                     1,277,916                  1,269,940                1,288,169
Accumulated other comprehensive gain (loss), net of tax:
  Foreign currency translation adjustments                               21,361                     11,846                   14,193
  Deferred hedging gain (loss)                                              942                      2,046                     (329)
  Unrealized gain on marketable securities                                  438                        178                      714
  Net unrealized losses on benefit plans                               (16,312)                    (16,660)                       -
                                                             -------------------       --------------------       ------------------
Total stockholders' equity                                           1,870,319                   1,804,895                1,803,748
                                                             -------------------       --------------------       ------------------

                                                               $     2,898,646          $        2,845,510        $       2,751,851
                                                             ===================       ====================       ==================



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




                                                                                            Three Months Ended
                                                                                                April 30,
                                                                        -----------------------------------------------------------
                                                                                   2007                              2006
                                                                        -------------------------         -------------------------

Net sales                                                                $               620,875           $               539,241

Cost of sales                                                                            282,386                           238,115
                                                                        -------------------------         -------------------------

Gross profit                                                                             338,489                           301,126

Selling, general and administrative expenses                                             257,035                           226,879
                                                                        -------------------------         -------------------------

Earnings from operations                                                                  81,454                            74,247

Other expenses, net                                                                        3,216                             3,975
                                                                        -------------------------         -------------------------

Earnings before income taxes                                                              78,238                            70,272

Provision for income taxes                                                                28,579                            27,130
                                                                        -------------------------         -------------------------

Net earnings                                                            $                 49,659          $                 43,142
                                                                        =========================         =========================


Net earnings per share:

      Basic                                                              $                  0.36           $                  0.30
                                                                        =========================         =========================
      Diluted                                                            $                  0.36           $                  0.30
                                                                        =========================         =========================


Weighted-average number of common shares:

      Basic                                                                              136,488                           141,941
      Diluted                                                                            139,724                           144,367


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

                                                                               Accumulated
                                                     Total                           Other                            Additional
                                             Stockholders'        Retained   Comprehensive         Common Stock          Paid-in
                                                    Equity        Earnings     Gain (Loss)       Shares    Amount        Capital
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2007                  $    1,804,895    $  1,269,940     $  (2,590)      135,875    $ 1,358    $  536,187
Implementation effect of FIN No. 48                 (4,299)         (4,299)          -             -          -             -
                                          ------------------------------------------------------------------------------------------
Balances, February 1, 2007                       1,800,596       1,265,641        (2,590)      135,875      1,358       536,187

Exercise of stock options and vesting
  of restricted stock units ("RSUs")                34,881             -             -           1,229         13       34,868
Tax benefit from exercise of stock
  options and vesting of RSUs                        3,490             -             -             -          -          3,490
Share-based compensation expense                     8,847             -             -             -          -          8,847
Issuance of Common Stock
  under Employee Profit Sharing and
  Retirement Savings Plan                            2,450             -             -              52          1        2,449
Purchase and retirement of Common Stock            (24,997)        (23,758)          -            (521)        (5)      (1,234)
Cash dividends on Common Stock                     (13,626)        (13,626)          -             -          -            -
Deferred hedging loss, net of tax                   (1,104)            -          (1,104)          -          -            -
Unrealized gain on marketable
  securities, net of tax                               260             -             260           -          -            -
Foreign currency translation
  adjustments, net of tax                            9,515             -           9,515           -          -            -
Amortization of net losses on benefit
  plans, net of tax                                    348             -             348           -          -            -
Net earnings                                        49,659          49,659           -             -          -            -
                                          ------------------------------------------------------------------------------------------
Balances, April 30, 2007                    $    1,870,319    $  1,277,916     $   6,429       136,635   $  1,367    $ 584,607
                                          ==========================================================================================





                                                                               Three Months Ended
                                                                                    April 30,
                                                                        ----------------------------------
                                                                             2007               2006
                                                                        ----------------------------------
Comprehensive earnings are as follows:
Net earnings                                                            $    49,659         $    43,142
Other comprehensive gain (loss), net of tax:
  Deferred hedging loss                                                      (1,104)             (3,576)
  Foreign currency translation adjustments                                    9,515               8,912
  Unrealized gain on marketable securities                                      260                  35
  Amortization of net losses on benefit plans                                   348                   -
                                                                        -----------------------------------
Comprehensive earnings                                                  $    58,678        $     48,513
                                                                        ===================================



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

                                                                                          Three Months Ended
                                                                                              April 30,
                                                                           ---------------------------------------------------
                                                                                    2007                        2006
                                                                           ----------------------      -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                                              $            49,659         $           43,142
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                        31,634                     28,347
    Excess tax benefits from share-based payment arrangements                            (4,988)                      (660)
    Provision for inventories                                                             3,061                      2,644
    Deferred income taxes                                                                   377                     (4,876)
    Provision for pension/postretirement benefits                                         6,582                      6,671
    Share-based compensation expense                                                      8,727                      7,109
  Changes in assets and liabilities:
    Accounts receivable                                                                  10,548                    (11,896)
    Inventories                                                                         (75,181)                   (74,453)
    Prepaid expenses and other current assets                                           (14,822)                   (23,232)
    Other assets, net                                                                    (7,264)                    (2,359)
    Accounts payable and accrued liabilities                                            (18,838)                    10,678
    Income taxes payable                                                                (24,482)                   (22,028)
    Merchandise and other customer credits                                                  666                       (920)
    Other long-term liabilities                                                           2,584                     (1,922)
                                                                            ----------------------      -----------------------
  Net cash used in operating activities                                                 (31,737)                   (43,755)
                                                                            ----------------------      -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities and short-term investments                        (134,181)                   (46,396)
  Proceeds from sales of marketable securities and short-term investments               139,419                          -
  Capital expenditures                                                                  (31,907)                   (43,928)
  Notes receivable funded                                                                (2,172)                         -
  Other                                                                                   1,540                       (210)
                                                                            ----------------------      -----------------------
  Net cash used in investing activities                                                 (27,301)                   (90,534)
                                                                            ----------------------      -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings, net                                                4,582                      8,023
  Repayment of long-term debt                                                            (8,716)                    (1,730)
  Repurchase of Common Stock                                                            (24,997)                   (79,750)
  Proceeds from exercise of stock options                                                34,881                      3,024
  Excess tax benefits from share-based payment arrangements                               4,988                        660
  Cash dividends on Common Stock                                                        (13,626)                   (11,403)
                                                                           ----------------------       -----------------------
  Net cash used in financing activities                                                  (2,888)                   (81,176)
                                                                           ----------------------       -----------------------
  Effect of exchange rate changes on cash and cash equivalents                            2,692                      2,397
                                                                           ----------------------       -----------------------
  Net decrease in cash and cash equivalents                                             (59,234)                  (213,068)
  Cash and cash equivalents at beginning of year                                        176,503                    393,609
                                                                           ----------------------       -----------------------
  Cash and cash equivalents at end of three months                          $           117,269          $         180,541
                                                                           ======================       =======================



See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of April 30, 2007 and 2006 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2007 is derived from the audited financial statements, which are included in the Company's Report on Form 10-K and should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

     The Company's business is seasonal, with a higher proportion of sales and earnings generated in the fourth quarter of the fiscal year and, therefore, the results of its operations for the three months ended April 30, 2007 and 2006 are not necessarily indicative of the results of the entire fiscal year.

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

     In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" which clarifies the accounting for uncertainty in income tax positions by prescribing a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings at the beginning of the year. The Company has adopted FIN No. 48 as of February 1, 2007 which resulted in a charge of $4,299,000 to retained earnings as a cumulative effect of an accounting change (see Note 4).

3.   INVENTORIES

                                              April 30,            January 31,            April 30,
     (in thousands)                                2007                   2007                 2006
     --------------------------------------------------------------------------------------------------
      Finished goods                    $       891,579        $       840,050          $   816,661
      Raw materials                             331,712                316,206              263,024
      Work-in-process                            71,859                 58,366               61,144
                                       ----------------------------------------------------------------

      Inventories, net                  $     1,295,150        $     1,214,622         $  1,140,829
                                       ================================================================

     LIFO-based inventories at April 30, 2007, January 31, 2007 and April 30, 2006 represented 68%, 68% and 70% of inventories, net, with the current cost exceeding the LIFO inventory value by $115,390,000, $108,501,000 and $76,990,000 at the end of each period.

4.   INCOME TAXES

     The effective income tax rate for the three months ended April 30, 2007 was 36.5%, versus 38.6% in the three months ended April 30, 2006. The effective tax rate in the three months ended April 30, 2007 included favorable reserve adjustments relating to the expiration of certain statutory periods during the quarter.

     The Company adopted FIN No. 48 on February 1, 2007. As a result, the Company recorded a non-cash cumulative transition charge of $4,299,000 as a reduction to the opening retained earnings balance. As of February 1, 2007, the gross amount of unrecognized tax benefits was approximately $40,000,000, which includes interest and penalties of approximately $8,000,000. The total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate was approximately $22,500,000. The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense.

     During the three months ended April 30, 2007, the unrecognized tax liability decreased by approximately $2,000,000, which was primarily the result of state audit settlements. As of April 30, 2007, the Company had an approximately $39,000,000 liability recorded for unrecognized tax benefits, which included interest and penalties of approximately $8,000,000. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was approximately $21,000,000.

     The Company files income tax returns in the U.S. federal jurisdiction as well as various state and foreign locations. As a matter of course, various taxing authorities regularly audit the Company. The Company's tax filings are currently being examined by tax authorities in jurisdictions where it has a material presence, including U.S. Federal (tax years 2003-2004), Japan (tax years 2003-2005), New York State and New York City (tax years 1999-2002). Tax years from 2003-present are open to examination in various other state and foreign taxing jurisdictions. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, these audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Given the various stages of completion of the audits, the Company cannot currently estimate potential changes in the amount of unrecognized income tax benefits over the next 12 months.

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

     The following  table  summarizes the  reconciliation  of the numerators and
     denominators   for  the  basic  and  diluted  earnings  per  share  ("EPS")
     computations:

                                                                                  Three Months Ended April 30,
                                                                   -------------------------------------------------------
         (in thousands)                                                        2007                             2006
     ---------------------------------------------------------------------------------------------------------------------
       Net earnings for basic and diluted EPS                         $      49,659                    $      43,142
                                                                   =======================================================


       Weighted average shares for basic EPS                                136,488                          141,941

       Incremental shares based upon the assumed exercise
          of stock options and restricted stock units                         3,236                            2,426
                                                                   -------------------------------------------------------

       Weighted average shares for diluted EPS                              139,724                          144,367
                                                                   =======================================================

     For the three months ended April 30, 2007 and 2006, there were 704,000 and 5,066,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

6.   EMPLOYEE BENEFIT PLANS

     The Company maintains several pension and retirement plans, as well as provides certain health-care and life insurance benefits.

     Net periodic pension and other postretirement benefit expense included the following components:

                                                                            Three Months Ended April 30,
                                                   ---------------------------------------------------------------------------------
                                                                                                                 Other
                                                              Pension Benefits                          Postretirement Benefits
                                                   ---------------------------------------------------------------------------------
         (in thousands)                                  2007                   2006                   2007                  2006
         ---------------------------------------------------------------------------------------------------------------------------
          Service cost                            $     4,547            $     4,131            $       318           $       376
          Interest cost                                 3,928                  3,548                    470                   429
          Expected return on plan assets               (3,429)                (2,944)                     -                     -
          Amortization of prior service cost              321                    178                   (223)                 (293)
          Amortization of net loss                        640                  1,161                     10                    85
                                                  ----------------------------------------------------------------------------------
          Net expense                             $     6,007            $     6,074            $       575           $       597
                                                  ==================================================================================

7.   SEGMENT INFORMATION

     The Company's reportable segments are: U.S. Retail, International Retail and Direct Marketing. These reportable segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. The Other channel of distribution includes all non-reportable segments which consist of worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. Other also includes wholesale sales of diamonds obtained through bulk purchases that are subsequently deemed not suitable for the Company's needs. In deciding how to allocate resources and assess performance, the Company's Executive Officers regularly evaluate the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers.

     Reclassifications were made to the prior year's segment amounts to conform to the current year presentation and to reflect the revised manner in which management evaluates the performance of segments. Effective with the first quarter of 2007, the Company revised certain allocations of operating expenses between unallocated corporate expenses and earnings (losses) from operations for segments.

     Certain information relating to the Company's segments is set forth below:

                                                                           Three Months Ended April 30,
                                                          --------------------------------------------------------------
          (in thousands)                                                  2007                                2006
         ---------------------------------------------------------------------------------------------------------------
          Net Sales:
           U.S. Retail                                         $       298,684                    $       260,580
           International Retail                                        248,007                            215,164
           Direct Marketing                                             33,296                             29,957
                                                          --------------------------------------------------------------
           Total reportable segments                                   579,987                            505,701
           Other                                                        40,888                             33,540
                                                          --------------------------------------------------------------
                                                               $       620,875                    $       539,241
                                                          ==============================================================

          Earnings (losses) from operations*:
           U.S. Retail                                         $        43,604                    $        42,141
           International Retail                                         60,531                             53,451
           Direct Marketing                                              8,256                              7,117
                                                          --------------------------------------------------------------
           Total reportable segments                                   112,391                            102,709
           Other                                                        (4,329)                            (3,573)
                                                          --------------------------------------------------------------
                                                               $       108,062                    $        99,136
                                                          ==============================================================

     *Represents earnings (losses) from operations before unallocated corporate expenses and other expenses, net.

     The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings before income taxes:


                                                                                   Three Months Ended
                                                                                        April 30,
                                                                ------------------------------------------------------
      (in thousands)                                                         2007                      2006
     -----------------------------------------------------------------------------------------------------------------
      Earnings from operations for segments                       $       108,062           $        99,136

      Unallocated corporate expenses                                      (26,608)                  (24,889)

      Other expenses, net                                                  (3,216)                   (3,975)
                                                                ------------------------------------------------------
      Earnings before income taxes                                $        78,238           $        70,272
                                                                ======================================================

     Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.

8.   SUBSEQUENT EVENT

     On May 17, 2007, the Company's Board of Directors declared a 20% increase in the quarterly dividend rate on its Common Stock, increasing it from $0.10 per share to $0.12 per share. This dividend will be paid on July 10, 2007 to stockholders of record on June 20, 2007.

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

o International Retail includes sales in TIFFANY & CO. stores and department store boutiques outside the U.S. and business-to-business, Internet and wholesale sales of TIFFANY & CO. products outside the U.S.;

o Direct Marketing includes Internet and catalog sales of TIFFANY & CO. products in the U.S.; and

o Other includes worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. ("specialty retail"). Other also includes wholesale sales of diamonds obtained through bulk purchases that are subsequently deemed not suitable for the Company's needs.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

Highlights
----------

o Net sales increased 15% in the three months ("first quarter") ended April 30, 2007 due to growth in all channels of distribution.

o Worldwide comparable store sales increased 8% on a constant-exchange-rate basis (see Non-GAAP Measures). Comparable TIFFANY & CO. store sales in the U.S. increased 12%. Comparable international store sales increased 4% as growth in most countries more than offset a decline in Japan.

o    Net earnings in the first quarter rose 15%. Earnings per diluted share rose
     20%.

o The Company repurchased and retired 520,618 shares of its Common Stock during the three months ended April 30, 2007.

o The Company added six retail locations in the first quarter: one in the U.S., three in Japan, one in Singapore and one in Korea. Two existing locations in Japan were closed.

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

The following table reconciles sales percentage increases (decreases) from the GAAP to the non-GAAP basis:


                                                                     First Quarter 2007 vs. 2006
                                      -------------------------------------------------------------------------------------
                                                                                                    Constant-Exchange-Rate
                                                GAAP Reported         Translation Effect                    Basis
                                      -------------------------------------------------------------------------------------
Net Sales:
----------
Worldwide                                            15%                        1%                          14%
U.S. Retail                                          15%                       ---                          15%
International Retail                                 15%                        2%                          13%
Japan Retail                                        (3)%                      (1)%                         (2)%
Other Asia-Pacific                                   35%                        3%                          32%
Europe                                               27%                       12%                          15%

Comparable Store Sales:
-----------------------
Worldwide                                             9%                        1%                           8%
U.S. Retail                                          12%                       ---                          12%
International Retail                                  6%                        2%                           4%
Japan Retail                                        (8)%                      (1)%                         (7)%
Other Asia-Pacific                                   27%                        3%                          24%
Europe                                               23%                       12%                          11%


RESULTS OF OPERATIONS
---------------------

Certain operating data as a percentage of net sales were as follows:

                                                                                  First Quarter
                                                            --------------------------------------------------------
                                                                          2007                    2006
                                                            --------------------------------------------------------
Net sales                                                                100.0%                  100.0%
Cost of sales                                                             45.5                    44.2
                                                            --------------------------------------------------------
Gross profit                                                              54.5                    55.8
Selling, general and administrative expenses                              41.4                    42.1
                                                            --------------------------------------------------------
Earnings from operations                                                  13.1                    13.7
Other expenses, net                                                        0.5                     0.7
                                                            --------------------------------------------------------
Earnings before income taxes                                              12.6                    13.0
Provision for income taxes                                                 4.6                     5.0
                                                            --------------------------------------------------------
Net earnings                                                               8.0%                    8.0%
                                                            ========================================================


Net Sales
---------
Net sales by channel of distribution were as follows:

                                                   First Quarter
                            ----------------------------------------------------------
(in thousands)                         2007               2006      Increase
--------------------------------------------------------------------------------------
U.S. Retail                   $     298,684       $    260,580           15%
International Retail                248,007            215,164           15%
Direct Marketing                     33,296             29,957           11%
Other                                40,888             33,540           22%
                            ----------------------------------------------------------
                              $     620,875       $    539,241           15%
                            ==========================================================

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

U.S. Retail sales increased in the first quarter as a result of comparable store sales growth of 12% and the opening of new stores. In the first quarter, the New York Flagship store's sales increased 26% and comparable branch store sales increased 9%. Comparable store sales growth resulted from increases in the average sales amount per transaction. Management attributes the increased amount per transaction to sales of higher-priced merchandise. In addition, the New York flagship store benefited from higher levels of sales to foreign visitors. Management continues to expect a high single-digit percentage increase in full year 2007 U.S. comparable store sales.

International Retail sales, on a constant-exchange-rate basis, increased 13% in the first quarter and comparable store sales rose 4%.

In Japan (which represents slightly less than half of International Retail sales), on a constant-exchange-rate basis, total retail sales declined 2% in the first quarter due to a decrease in unit volume partly offset by an increase in the average transaction size. Comparable store sales on a constant-exchange-rate basis declined 7% in the first quarter. Local management continues to focus on improved selling techniques and retail location enhancements through renovation, expansion and/or relocation.

In  the  Asia-Pacific  region  outside  Japan,   comparable  store  sales  on  a
constant-exchange-rate basis increased 24% in the first quarter due to growth in most markets.

In Europe, comparable store sales on a constant-exchange-rate basis increased 11% in the first quarter due to growth in London and most Continental European markets.

Management currently expects a mid-to-high single-digit percentage increase on a constant-exchange-rate basis in full year 2007 International Retail comparable store sales.

Direct Marketing sales rose 11% in the first quarter due to growth both in the number of orders shipped and in the average order size. Management currently expects a mid-teens percentage increase in full year 2007 Direct Marketing sales.

Other sales increased 22% in the first quarter. Wholesale sales of diamonds increased $5,236,000 to $13,638,000 (versus $8,402,000 in the prior year). In the specialty retail businesses, sales in LITTLE SWITZERLAND stores increased 5% in the first quarter. The Company is evaluating various strategic alternatives related to that business (see Part II, Item 5. Other Information, for additional information). IRIDESSE store sales increased largely due to an increased store base, as well as comparable store sales growth. Management currently expects an approximately 20% increase in full year 2007 sales within the Other channel of distribution.

Management expects to increase the number of Company-operated TIFFANY & CO. stores and boutiques by approximately 10% (net) in 2007. Management's announced openings and closings of TIFFANY & CO. stores are shown below:


                                                    Actual Openings                       Expected
Location                                            (Closings) 2007                     Openings 2007
--------                                            ---------------                     -------------
Austin, Texas                                        First Quarter
New York-Wall Street, New York                                                          Third Quarter
Las Vegas, Nevada                                                                       Third Quarter
Natick, Massachusetts                                                                   Third Quarter
Red Bank, New Jersey                                                                    Fourth Quarter
Providence, Rhode Island                                                                Fourth Quarter
Santa Barbara, California                                                               Fourth Quarter
Tokyo-Shibuya, Japan                                 First Quarter
Tokyo-Shinjuku, Japan                                First Quarter
Hiroshima, Japan                                     First Quarter
Hoshigaoka, Japan                                   (First Quarter)
Okinawa, Japan                                      (First Quarter)
Tokyo-Shinjuku (Boutique for Men), Japan                                                Third Quarter
Changi Airport, Singapore                            First Quarter
Seoul, Korea                                         First Quarter
Hamburg, Germany                                                                        Second Quarter
London-Selfridges, England                                                              Third Quarter
Mexico City, Mexico                                                                     Third Quarter



Gross Margin
------------
Gross margin (gross profit as a percentage of net sales) declined in the first quarter by 1.3 percentage points. The primary components of the net decline were: (i) a 0.9 percentage point decline due to increased product costs and changes in sales mix; and (ii) a 0.4 percentage point decline due to increased low-margin wholesale sales of diamonds.

Management's objective is to improve gross margin through greater product manufacturing/sourcing efficiencies (including increased direct rough-diamond sourcing and internal manufacturing), increased use of distribution center capacity, and selective price adjustments to address higher product costs. Management continues to expect an improvement in full year 2007 gross margin.

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------
SG&A expenses increased $30,156,000, or 13%, in the first quarter largely due to increased labor and benefit costs of $12,613,000 and increased depreciation and occupancy expenses of $7,963,000, (both of which are largely due to new and existing stores), as well as an increase of $5,027,000 in marketing expenses. SG&A expenses as a percentage of net sales improved by 0.7 percentage point to 41.4% in the first quarter of 2007 from 42.1% in the first quarter of 2006.

Management's objective is to improve the ratio of SG&A expenses to net sales by controlling expenses so that sales growth can result in a higher rate of earnings growth (leveraging of operating expenses). Management continues to expect an improvement in the expense ratio for the full year 2007.

Earnings from Operations
------------------------
Reclassifications were made to prior year's earnings (losses) from operations by segment to conform to the current year presentation and to reflect the revised manner in which management now evaluates the performance of the segments.
Effective with the first quarter of 2007, the Company revised certain allocations of operating expenses between unallocated corporate expenses and earnings (losses) from operations for segments.

                                             First Quarter    % of Net       First Quarter      % of Net
(in thousands)                                   2007          Sales*            2006            Sales*
----------------------------------------------------------------------------------------------------------------
Earnings (losses) from operations:

   U.S. Retail                             $     43,604           15%       $       42,141          16%

   International Retail                          60,531           24%               53,451          25%

   Direct Marketing                               8,256           25%                7,117          24%

   Other                                         (4,329)         (11%)              (3,573)        (11%)
                                       -------------------------------------------------------------------------
                                                108,062                             99,136
Unallocated corporate expenses                  (26,608)                           (24,889)
                                       -------------------------------------------------------------------------
Earnings from operations                   $     81,454                     $       74,247
                                       =========================================================================

* Percentages represent earnings (losses) from operations as a percentage of each segment's net sales.

Earnings from operations increased 10% in the first quarter. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the first quarter of 2007 and 2006 was as follows:

o U.S. Retail declined 1 percentage point primarily due to a decline in gross margin (due to changes in product mix and higher product costs) and increased marketing expense;

o International Retail declined 1 percentage point primarily due to a decline in gross margin (due to changes in product mix) partially offset by the leveraging of operating expenses which benefited from increased sales growth;

o Direct Marketing increased 1 percentage point primarily due to the leveraging of operating expenses which benefited from increased sales partially offset by a decline in gross margin (due to higher product costs); and

o    Other was consistent with the prior year.

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Unallocated corporate expenses increased 7% in the first quarter due to incremental labor costs.

Other Expenses, net
-------------------
Other expenses, net decreased in the first quarter primarily due to increased foreign currency transaction net gains.

Provision for Income Taxes
--------------------------
The effective income tax rates for the first quarter were 36.5% versus 38.6% in the prior year. The effective tax rate in first quarter of 2007 included favorable reserve adjustments relating to the expiration of certain statutory periods during the quarter. Management continues to expect the effective tax rate to be approximately 38% for full year 2007. However, the Company does expect the effective tax rate to be in a range of 40%-43% in the second and third quarters followed by a rate of approximately 37% in the fourth quarter due to geographical mix in earnings during the year.

New Accounting Standards
------------------------
See note 2 to condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal and expansion-related working capital and capital expenditures needs. The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 28% at April 30, 2007, 29% at January 31, 2007, and 27% at April 30, 2006.

The following table summarizes cash flows from operating, investing and financing activities:


                                                                                First Quarter
                                                          -------------------------------------------------------
(in thousands)                                                            2007                    2006
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in):
  Operating activities                                         $       (31,737)        $       (43,755)
  Investing activities                                                 (27,301)                (90,534)
  Financing activities                                                  (2,888)                (81,176)
Effect of exchange rates on cash and cash equivalents                    2,692                   2,397
                                                          -------------------------------------------------------
Net decrease in cash and cash equivalents                      $       (59,234)        $      (213,068)
                                                          =======================================================

Operating Activities
--------------------
The Company's net cash outflow from operating activities of $31,737,000 in the first quarter of 2007 compared with an outflow of $43,755,000 in the first quarter of 2006. The reduced cash outflow in first quarter 2007 resulted primarily from increased net earnings after adjustment for non-cash items.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,332,250,000 and 4.3 at April 30, 2007, compared with $1,253,973,000 and
3.8 at January 31, 2007 and $1,293,511,000 and 4.6 at April 30, 2006.

Accounts receivable, less allowances at April 30, 2007 were 4% lower than at January 31, 2007 and were 4% higher than at April 30, 2006.

Inventories, net at April 30, 2007 were 7% above January 31, 2007 and 14% above April 30, 2006. Combined raw material and work-in-process inventories increased 8% over January 31, 2007 and 24% over April 30, 2006 due to increased precious metal costs and diamond quantities needed to support internal jewelry manufacturing. Finished goods inventories increased 6% over January 31, 2007, and 9% over April 30, 2006, reflecting new store openings, increased product costs as well as broadened product assortments. Changes in foreign currency exchange rates had an insignificant effect on the change in inventory balances at April 30, 2007 versus January 31, 2007 and April 30, 2006.

Management continues to expect a high-single-digit percentage increase in the overall year-over-year inventory growth rate in 2007.

Investing Activities
--------------------
The Company's net cash outflow from investing activities of $27,301,000 in the first quarter of 2007 compared with an outflow of $90,534,000 in the first quarter of 2006. The reduction was primarily due to higher net purchases of marketable securities and short-term investments in 2006 as well as decreased capital expenditures in 2007.

Capital Expenditures. Capital expenditures were $31,907,000 in first quarter 2007 compared with $43,928,000 in first quarter 2006. Management estimates that capital expenditures will be approximately $180,000,000 in 2007 (compared with approximately $182,000,000 in the prior year) due to costs related to the opening and renovation of stores and to ongoing investments in new systems.

Financing Activities
--------------------
The Company's net cash outflow from financing activities of $2,888,000 in the first quarter of 2007 compared with an outflow of $81,176,000 in the first quarter of 2006. The reduction was primarily due to reduced share repurchases as well as greater proceeds from the exercise of employees' stock options.

Share Repurchases. The Company's stock repurchase activity was as follows:


                                                              First Quarter
                                            -------------------------------------------------
(in thousands, except per share amounts)                    2007                  2006
---------------------------------------------------------------------------------------------
Cost of repurchases                              $        24,997       $        79,750
Shares repurchased and retired                               521                 2,179
Average cost per share                           $         48.01       $         36.59


At April 30, 2007, there remained $670,417,000 of authorization for future repurchases. The Company's stock repurchase program expires in December 2009. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions.

Borrowings.   The   Company's   current   sources   of   working   capital   are
internally-generated cash flows and borrowings available under a revolving credit facility.

At April 30, 2007, the Company was in compliance with all loan covenants.

Contractual Obligations
-----------------------
The Company's contractual cash obligations and commercial commitments at April 30, 2007 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2007.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an amendment of FASB Statement No. 109" on February 1, 2007. The total liability for uncertain tax positions under FIN No. 48 was approximately $39,000,000 at April 30, 2007. The total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate was approximately $21,000,000. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, interpretation of those tax laws or expiration of statutes of limitations. The Company is currently not able to reasonably estimate the amount by which the liability will increase or decrease over time or expected payments related to these obligations within the next 12 months.

Based on the Company's financial position at April 30, 2007, management anticipates that cash on hand, internally-generated cash flows and the funds available under its revolving credit facility will be sufficient to support the Company's planned worldwide business expansion, share repurchases, debt service and seasonal working capital increases for the foreseeable future.

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

PART I.    Financial Information
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from fluctuations in foreign currency exchange rates, interest rates and precious metal prices, which could affect its consolidated financial position, earnings and cash flows. The Company manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading or speculative purposes, and does not maintain such instruments that may expose the Company to significant market risk.

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

Beginning in the first quarter of 2007, the Company began using a combination of call and put option contracts in a net-zero cost arrangement, zero-cost collars ("collars"), as hedges of forecasted purchases of precious metals. The Company accounts for its collars as cash-flow hedges. The Company assesses hedge effectiveness based on the total changes in the collars' cash flows. The effective portion of unrealized gains and losses associated with the value of the collars is deferred as a component of other comprehensive gain (loss) and is recognized as a component of cost of sales on the Company's condensed consolidated statement of earnings when the inventory is sold. The fair value of the outstanding collars at April 30, 2007 was not significant. The fair value was determined using quoted market prices for these instruments. Management neither foresees nor expects significant changes in exposure to fluctuations in precious metal prices.

PART I.    Financial Information
Item 4.    Controls and Procedures

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

     In the ordinary course of business, Registrant reviews its system of internal control over financial reporting and makes changes to its systems and processes to improve controls and increase efficiency, while ensuring that Registrant maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes.

     Registrant's chief executive officer and chief financial officer have determined that there have been no changes in Registrant's internal control over financial reporting during the period covered by this report identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

     Registrant's management, including its chief executive officer and chief financial officer, necessarily applied their judgment in assessing the costs and benefits of such controls and procedures. By their nature, such controls and procedures cannot provide absolute certainty, but can provide reasonable assurance regarding management's control objectives. Our chief executive officer and our chief financial officer have concluded that Registrant's disclosure controls and procedures are (i) designed to provide such reasonable assurance and (ii) are effective at that reasonable assurance level.

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

PART II.   Other Information
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to the Company's purchases of shares of its Common Stock during the first fiscal quarter of 2007:



-----------------------------------------------------------------------------------------------------------------------------------
                                                                             c)Total Number
                                                                                  of Shares                   (d)Approximate
                                       (a) Total                            Purchased Under                  Dollar Value of
                                       Number of            (b)Average         all Publicly              Shares that May Yet
                                          Shares        Price Paid Per            Announced               be Purchased Under
Period                                 Purchased                 Share            Programs*                    the Programs*
-----------------------------------------------------------------------------------------------------------------------------------
February 1, 2007 through
February 28, 2007
                                              -                      -                    -                     $695,414,000
-----------------------------------------------------------------------------------------------------------------------------------
March 1, 2007 through
March 31, 2007
                                         45,718                 $45.60               45,718                     $693,329,000
-----------------------------------------------------------------------------------------------------------------------------------
April 1, 2007 through
April 30, 2007
                                        474,900                 $48.25              474,900                     $670,417,000
-----------------------------------------------------------------------------------------------------------------------------------
Total                                   520,618                 $48.01              520,618                     $670,417,000
-----------------------------------------------------------------------------------------------------------------------------------


* In August 2006, the Company's Board of Directors extended the expiration date of the program to December 2009 and increased the authorization to $813,000,000.

PART II.   Other Information
Item 5.    Other Information

As disclosed in the Company's Proxy Statement filed with the Securities and Exchange Commission on April 12, 2007, the Company hired Evercore Partners, a public company ("Evercore") in early 2007 to provide financial advisory services. As such, Evercore is currently assisting the Company's management in exploring various strategic alternatives related to its Little Switzerland, Inc. business. Evercore is not advising management with respect to any other matter.

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


                                                   TIFFANY & CO.
                                                   (Registrant)


Date: June 4, 2007                       By:       /s/ James N. Fernandez
                                                   ----------------------------
                                                   James N. Fernandez
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (principal financial officer)

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