Form 10-Q
period 2007-07-31
TIFFANY & CO
filed 2007-08-30
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007.
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from             to                   .
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

Large Accelerated filer X	Accelerated filer	Non-Accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       . No    X  .
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 136,722,420 shares outstanding at the close of business on July 31, 2007.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2007

PART I - FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - July 31, 2007, January 31, 2007 and July 31, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Earnings - for the three and six months ended July 31, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity - for the six months ended July 31, 2007 and Comprehensive Earnings - for the three and six months ended July 31, 2007 and 2006 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows - for the six months ended July 31, 2007 and 2006 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	26

	(a) Exhibits

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	July 31,	January 31,	July 31,
	2007	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$129,027	$175,008	$144,868
Short-term investments	-	15,500	-
Accounts receivable, less allowances of $6,133, $7,900 and $7,095	152,353	165,594	141,724
Inventories, net	1,253,657	1,146,674	1,174,319
Deferred income taxes	104,185	72,934	79,882
Prepaid expenses and other current assets	79,816	57,460	60,936
Assets held for sale	48,900	73,474	68,467

Total current assets	1,767,938	1,706,644	1,670,196

Property, plant and equipment, net	945,280	912,143	888,249
Deferred income taxes	51,100	37,368	28,072
Other assets, net	168,180	156,097	164,180
Assets held for sale - noncurrent	-	33,258	36,329

	$2,932,498	$2,845,510	$2,787,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$130,995	$106,681	$142,215
Current portion of long-term debt	5,455	5,398	6,272
Accounts payable and accrued liabilities	164,164	198,471	185,312
Income taxes payable	28,147	62,979	31,333
Merchandise and other customer credits	64,600	61,511	57,577
Liabilities held for sale	14,544	17,631	14,123

Total current liabilities	407,905	452,671	436,832

Long-term debt	400,643	406,383	423,819
Pension/postretirement benefit obligations	95,204	84,466	75,825
Other long-term liabilities	132,858	92,718	85,812
Liabilities held for sale - noncurrent	-	4,377	4,187

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	-	-	-
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 136,722, 135,875 and 138,139	1,368	1,358	1,381
Additional paid-in capital	619,456	536,187	504,678
Retained earnings	1,265,992	1,269,940	1,237,237
Accumulated other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	24,802	11,846	16,050
Deferred hedging gain	92	2,046	655
Unrealized gain on marketable securities	155	178	550
Net unrealized losses on benefit plans	(15,977)	(16,660)	-

Total stockholders’ equity	1,895,888	1,804,895	1,760,551

	$2,932,498	$2,845,510	$2,787,026

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Net sales	$662,562	$554,657	$1,258,291	$1,070,013

Cost of sales	296,449	244,214	564,850	468,443

Gross profit	366,113	310,443	693,441	601,570

Selling, general and administrative expenses	259,119	233,565	505,160	449,758

Earnings from continuing operations	106,994	76,878	188,281	151,812

Other expenses, net	2,748	5,214	5,833	9,143

Earnings from continuing operations before income taxes	104,246	71,664	182,448	142,669

Provision for income taxes	41,027	26,950	69,824	54,471

Net earnings from continuing operations	63,219	44,714	112,624	88,198

Loss from discontinued operations, net of tax benefits	(26,246)	(3,570)	(25,992)	(3,912)

Net earnings	$36,973	$41,144	$86,632	$84,286

Earnings per share:

Basic
Net earnings from continuing operations	$0.46	$0.32	$0.82	$0.63
Loss from discontinued operations	(0.19)	(0.02)	(0.19)	(0.03)

Net earnings	$0.27	$0.30	$0.63	$0.60

Diluted
Net earnings from continuing operations	$0.45	$0.32	$0.80	$0.62
Loss from discontinued operations	(0.19)	(0.03)	(0.18)	(0.03)

Net earnings	$0.26	$0.29	$0.62	$0.59

Weighted-average number of common shares:
Basic	136,743	139,170	136,616	140,556
Diluted	140,325	141,177	140,100	142,896

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE EARNINGS
(Unaudited)
(in thousands)

			Accumulated
	Total		Other			Additional
	Stockholders’	Retained	Comprehensive	Common Stock		Paid-in
	Equity	Earnings	Gain (Loss )	Shares	Amount	Capital

Balances, January 31, 2007	$1,804,895	$1,269,940	$(2,590)	135,875	$1,358	$536,187
Implementation effect of FIN No. 48	(4,299)	(4,299)	-	-	-	-

Balances, February 1, 2007	1,800,596	1,265,641	(2,590)	135,875	1,358	536,187

Exercise of stock options and vesting of restricted stock units (“RSUs”)	54,032	-	-	1,977	21	54,011
Tax benefit from exercise of stock options and vesting of RSUs	11,033	-	-	-	-	11,033
Share-based compensation expense	18,723	-	-	-	-	18,723
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings Plan	2,450	-	-	52	1	2,449
Purchase and retirement of Common Stock	(59,197)	(56,238)	-	(1,182)	(12)	(2,947)
Cash dividends on Common Stock	(30,043)	(30,043)	-	-	-	-
Deferred hedging loss, net of tax	(1,954)	-	(1,954)	-	-	-
Unrealized loss on marketable securities, net of tax	(23)	-	(23)	-	-	-
Foreign currency translation adjustments, net of tax	12,956	-	12,956	-	-	-
Amortization of net losses on benefit plans, net of tax	683	-	683	-	-	-
Net earnings	86,632	86,632	-	-	-	-

Balances, July 31, 2007	$1,895,888	$1,265,992	$9,072	136,722	$1,368	$619,456

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Comprehensive earnings are as follows:
Net earnings	$36,973	$41,144	$86,632	$84,286
Other comprehensive gain (loss), net of tax:
Deferred hedging (loss) gain	(850)	984	(1,954)	(2,592)
Foreign currency translation adjustments	3,441	1,857	12,956	10,769
Unrealized loss on marketable securities	(283)	(164)	(23)	(129)
Amortization of net losses on benefit plans	335	-	683	-

Comprehensive earnings	$39,616	$43,821	$98,294	$92,334

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$86,632	$84,286
Loss from discontinued operations, net of tax	(25,992)	(3,912)

Net earnings from continuing operations	112,624	88,198

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	61,730	56,754
Excess tax benefits from share-based payment arrangements	(9,897)	(721)
Provision for inventories	7,195	4,937
Deferred income taxes	(706)	(13,067)
Provision for pension/postretirement benefits	13,402	13,353
Share-based compensation expense	18,481	16,423
Changes in assets and liabilities:
Accounts receivable	18,456	2,450
Inventories	(100,911)	(170,681)
Prepaid expenses and other current assets	(18,014)	(31,511)
Other assets, net	(9,270)	(638)
Accounts payable and accrued liabilities	(23,858)	3,361
Income taxes payable	(24,342)	(28,309)
Merchandise and other customer credits	2,845	1,008
Other long-term liabilities	3,024	(6,234)

Net cash provided by (used in) operating activities	50,759	(64,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(217,861)	(122,529)
Proceeds from sales of marketable securities and short-term investments	231,919	122,215
Capital expenditures	(87,779)	(85,978)
Notes receivable funded	(2,172)	-
Acquisitions, net of cash acquired	(400)	-
Other	1,799	(286)

Net cash used in investing activities	(74,494)	(86,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	17,330	102,933
Repayment of long-term debt	(10,082)	(5,807)
Repurchase of Common Stock	(59,197)	(163,589)
Proceeds from exercise of stock options	54,032	3,978
Excess tax benefits from share-based payment arrangements	9,897	721
Cash dividends on Common Stock	(30,043)	(25,398)

Net cash used in financing activities	(18,063)	(87,162)

Effect of exchange rate changes on cash and cash equivalents	3,817	2,159

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(7,168)	(8,048)
Investing activities	(858)	(2,361)

Net cash used in discontinued operations	(8,026)	(10,409)

Net decrease in cash and cash equivalents	(46,007)	(246,667)
Cash and cash equivalents at beginning of year	175,008	391,594
Decrease (increase) in cash and cash equivalents of discontinued operations	26	(59)

Cash and cash equivalents at end of six months	$129,027	$144,868

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the “Company”). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of July 31, 2007 and 2006 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2007 is derived from the audited financial statements, which are included in the Company’s Report on Form 10-K and should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal, with a higher proportion of sales and earnings generated in the fourth quarter of the fiscal year and, therefore, the results of its operations for the three and six months ended July 31, 2007 and 2006 are not necessarily indicative of the results of the entire fiscal year.

2.	NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that the adoption of this Statement will have on the Company’s financial position and earnings.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income tax positions by prescribing a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings at the beginning of the year. The Company has adopted FIN No. 48 as of February 1, 2007 which resulted in a charge of $4,299,000 to retained earnings as a cumulative effect of an accounting change (see Note 5).

3.	DISCONTINUED OPERATIONS

Management has concluded that Little Switzerland Inc.’s (“Little Switzerland”) operations do not demonstrate the potential to generate a return on investment consistent with management’s objectives and therefore, during the second quarter of 2007 the Company’s Board of Directors authorized the sale of Little Switzerland. On July 31, 2007, the Company entered into an agreement with NXP Corporation (“NXP”) by which NXP would purchase 100% of the stock of Little Switzerland, Inc. The transaction is expected to close in third quarter of 2007 for proceeds of approximately $35,000,000 which excludes payments for existing trade payables owed to the Company by Little Switzerland. The purchase price is subject to customary post-closing adjustments. The Company has agreed to continue to distribute TIFFANY & CO merchandise through TIFFANY & CO. boutiques maintained in certain LITTLE SWITZERLAND stores post-closing. In addition, the Company has agreed to provide warehousing services to Little Switzerland for a transition period.

The Company has determined that the continuing cash flows from Little Switzerland operations were not significant. Therefore, the results of Little Switzerland are presented as a discontinued operation in the consolidated financial statements for all periods presented. Prior to the reclassification, Little Switzerland’s results were included within the non-reportable segment Other.

3.	DISCONTINUED OPERATIONS (continued)

The loss before income taxes of Little Switzerland includes a $54,861,000 pre-tax impairment charge ($23,583,000 after-tax) reflecting the difference between Little Switzerland’s carrying value and its estimated fair value, less costs to dispose. The tax benefit recorded in connection with the impairment charge included the effect of basis differences in the investment in Little Switzerland.

Summarized statement of earnings data for Little Switzerland is as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(in thousands)	2007	2006	2007	2006

Net revenues	$18,294	$20,283	$43,439	$44,168

Loss before income taxes	$(58,404)	$(4,335)	$(58,369)	$(5,068)
Benefit from income taxes	(32,158)	(765)	(32,377)	(1,156)

Loss from discontinued operations, net of tax	$(26,246)	$(3,570)	$(25,992)	$(3,912)

Summarized balance sheet data for Little Switzerland is as follows:

	July 31,	January 31,	July 31,
(in thousands)	2007	2007	2006

Assets held for sale
Inventories, net	$66,728	$67,948	$62,676
Other current assets	5,026	5,526	5,791
Property, plant and equipment, net	19,307	20,246	16,231
Other assets	12,700	13,012	20,098
Impairment charge	(54,861)	-	-

Total assets held for sale	$48,900	$106,732	$104,796

Liabilities held for sale
Current liabilities	$9,268	$17,631	$14,123
Other liabilities	5,276	4,377	4,187

Total liabilities held for sale	$14,544	$22,008	$18,310

4.	INVENTORIES

	July 31,	January 31,	July 31,
(in thousands)	2007	2007	2006

Finished goods	$840,479	$772,102	$785,102
Raw materials	339,964	316,206	318,095
Work-in-process	73,214	58,366	71,122

Inventories, net	$1,253,657	$1,146,674	$1,174,319

LIFO-based inventories at July 31, 2007, January 31, 2007 and July 31, 2006 represented 71%, 72% and 75% of inventories, net, with the current cost exceeding the LIFO inventory value by $120,940,000, $108,501,000 and $85,091,000 at the end of each period.

5.	INCOME TAXES

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

During the six months ended July 31, 2007, there were no material changes to the unrecognized tax liability as a result of state audit settlements or the expiration of the statute of limitations. The change in accrued interest and penalties during the six months ended July 31, 2007 was not material.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state and foreign locations. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including U.S. Federal (tax years 2003-2004), Japan (tax years 2003-2005), New York State and New York City (tax years 1999-2002). Tax years from 2003-present are open to examination in various other state and foreign taxing jurisdictions. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Ongoing audits are in various stages of completion and while the Company does not anticipate any material changes in unrecognized income tax benefits over the next 12 months it is possible that developments in the audit process could impact this assessment.

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

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended		Six Months Ended
	July 31, 2007		July 31, 2006
(in thousands)	2007	2006	2007	2006

Net earnings for basic and diluted EPS	$36,973	$41,144	$86,632	$84,286

Weighted average shares for basic EPS	136,743	139,170	136,616	140,556

Incremental shares based upon the assumed exercise of stock options and restricted stock units	3,582	2,007	3,484	2,340

Weighted average shares for diluted EPS	140,325	141,177	140,100	142,896

For the three months ended July 31, 2007 and 2006, there were 388,000 and 6,672,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2007 and 2006, there were 388,000 and 5,221,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

7.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, as well as provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended July 31,
			Other
	Pension Benefits		Postretirement Benefits
(in thousands)	2007	2006	2007	2006

Service cost	$4,613	$4,140	$317	$376
Interest cost	4,014	3,550	470	429
Expected return on plan assets	(3,429)	(2,944)	-	-
Amortization of prior service cost	320	178	(224)	(293)
Amortization of net loss	729	1,161	10	85

Net expense	$6,247	$6,085	$573	$597

	Six Months Ended July 31,
			Other
	Pension Benefits		Postretirement Benefits
(in thousands)	2007	2006	2007	2006

Service cost	$9,160	$8,271	$635	$752
Interest cost	7,942	7,098	940	858
Expected return on plan assets	(6,858)	(5,888)	-	-
Amortization of prior service cost	641	356	(447)	(586)
Amortization of net loss	1,369	2,322	20	170

Net expense	$12,254	$12,159	$1,148	$1,194

8.	SEGMENT INFORMATION

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

Reclassifications were made to the prior year’s segment amounts to conform to the current year presentation and to reflect the revised manner in which management evaluates the performance of segments. Effective with the first quarter of 2007, the Company revised certain allocations of operating expenses between unallocated corporate expenses and earnings (losses) from continuing operations for segments.

8.	SEGMENT INFORMATION (continued)

Certain information relating to the Company’s segments is set forth below:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(in thousands)	2007	2006	2007	2006

Net sales:
U.S. Retail	$345,336	$288,556	$644,019	$549,136
International Retail	259,023	223,153	507,030	438,317
Direct Marketing	40,103	35,742	73,399	65,699

Total reportable segments	644,462	547,451	1,224,448	1,053,152
Other	18,100	7,206	33,843	16,861

	$662,562	$554,657	$1,258,291	$1,070,013

Earnings (losses) from continuing operations*:
U.S. Retail	$64,611	$43,974	$108,215	$86,115
International Retail	61,652	51,769	122,183	105,220
Direct Marketing	13,379	10,149	21,635	17,266

Total reportable segments	139,642	105,892	252,033	208,601
Other	(4,796)	(3,331)	(9,292)	(6,218)

	$134,846	$102,561	$242,741	$202,383

*Represents earnings (losses) from operations before unallocated corporate expenses and other expenses, net.

The following table sets forth a reconciliation of the segments’ earnings from continuing operations to the Company’s consolidated earnings before income taxes:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(in thousands)	2007	2006	2007	2006

Earnings from continuing operations for
segments	$134,846	$102,561	$242,741	$202,383

Unallocated corporate
expenses	(27,852)	(25,683)	(54,460)	(50,571)

Other expenses, net	(2,748)	(5,214)	(5,833)	(9,143)

Earnings from continuing operations before income taxes	$104,246	$71,664	$182,448	$142,669

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.

9.	SUBSEQUENT EVENTS

In August 2007, the Company’s Board of Directors declared a 25% increase in the quarterly rate on its Common Stock, increasing it from $0.12 per share to $0.15 per share. This dividend will be paid on October 10, 2007 to stockholders of record on September 20, 2007.

In August 2007, the Company entered into a sale-leaseback arrangement for the land and building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district. The Company is leasing back only the portion of the property that it currently occupies. In the third quarter of 2007, the Company received proceeds of $328,000,000 (yen 38,050,000,000) and the transaction is expected to result in a pre-tax gain of approximately $104,000,000, and a deferred gain of approximately $75,000,000 which will be amortized over a 15-year period. The pre-tax gain represents the profit on the sale of the property in excess of the present value of the minimum lease payments. The lease will be accounted for as an operating lease. The lease expires in 2032, however, the Company has the option to terminate the lease in 2022 and 2027 without penalty.

PART I.	Financial Information
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
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
The Company’s channels of distribution are as follows:
•	U.S. Retail includes sales in TIFFANY & CO. stores in the U.S., as well as sales of TIFFANY & CO. products through business-to-business direct selling operations in the U.S.;

•
International Retail includes sales in TIFFANY & CO. stores and department store boutiques outside the U.S., as well as business-to-business, Internet and wholesale sales of TIFFANY & CO. products outside the U.S.;

•	Direct Marketing includes Internet and catalog sales of TIFFANY & CO. products in the U.S.; and

•
Other includes worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. (“specialty retail”). Other also includes wholesale sales of diamonds obtained through bulk purchases that are subsequently deemed not suitable for the Company’s needs.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.
Highlights
•	Net sales increased 19% in the three months (“second quarter”) ended July 31, 2007 and 18% in the six months (“first half”) ended July 31, 2007 due to growth in all channels of distribution.

•
Worldwide comparable store sales increased 13% in the second quarter and 11% in the first half on a constant-exchange-rate basis (see Non-GAAP Measures). Comparable TIFFANY & CO. store sales in the U.S. increased 17% in the second quarter and 15% in the first half. Comparable international store sales increased 7% in the second quarter and 6% in the first half as growth in most countries more than offset declines in Japan.

•	Net earnings from continuing operations rose 41% in the second quarter and 28% in the first half. Net earnings declined 10% in the second quarter and rose 3% in the first half.

•
In July 2007, the Company entered into an agreement to sell 100% of the stock of Little Switzerland, Inc. The Company recorded an after-tax impairment charge of $23,583,000 reflecting the difference between Little Switzerland’s carrying value and its estimated fair value, less costs to dispose. The results of Little Switzerland (including the impairment charge) are presented in discontinued operations in the consolidated financial statements for all periods presented.

•	The Company repurchased and retired 0.7 million and 1.2 million shares of its Common Stock during the second quarter and first half of 2007.

•	In May 2007, the Board of Directors increased the annual divided rate by 20%.
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

	Second Quarter 2007 vs. 2006			First Half 2007 vs. 2006
		Trans-	Constant-		Trans-	Constant-
	GAAP	lation	Exchange-	GAAP	lation	Exchange-
	Reported	Effect	Rate Basis	Reported	Effect	Rate Basis

Net Sales:

Worldwide	19%	(1)%	20%	18%	1%	17%

U.S. Retail	20%	-	20%	17%	-	17%

International Retail	16%	(1)%	17%	16%	1%	15%

Japan Retail	(7)%	(6)%	(1)%	(5)%	(4)%	(1)%

Other Asia-Pacific	42%	4%	38%	38%	3%	35%

Europe	43%	9%	34%	35%	10%	25%

Comparable Store Sales:

Worldwide	13%	-	13%	11%	-	11%

U.S. Retail	17%	-	17%	15%	-	15%

International Retail	6%	(1)%	7%	6%	-	6%

Japan Retail	(12)%	(6)%	(6)%	(10)%	(4)%	(6)%

Other Asia-Pacific	27%	3%	24%	27%	3%	24%

Europe	31%	8%	23%	28%	11%	17%
RESULTS OF OPERATIONS
Certain operating data as a percentage of net sales were as follows:

	Second Quarter		First Half
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	44.7	44.0	44.9	43.8

Gross profit	55.3	56.0	55.1	56.2

Selling, general and administrative expenses	39.1	42.1	40.1	42.0

Earnings from continuing operations	16.2	13.9	15.0	14.2

Other expenses, net	0.5	1.0	0.5	0.9

Earnings from continuing operations	15.7	12.9	14.5	13.3
before income taxes

Provision for income taxes	6.2	4.8	5.5	5.1

Net earnings from continuing operations	9.5	8.1	9.0	8.2

Loss from discontinued operations, net of tax benefits	3.9	0.7	2.1	0.3

Net earnings	5.6%	7.4%	6.9%	7.9%

Net Sales
Net sales by channel of distribution were as follows:

	Second Quarter
(in thousands)	2007	2006	Increase

U.S. Retail	$345,336	$288,556	20%

International Retail	259,023	223,153	16%

Direct Marketing	40,103	35,742	12%

Other	18,100	7,206	151%

	$662,562	$554,657	19%

	First Half
(in thousands)	2007	2006	Increase

U.S. Retail	$644,019	$549,136	17%

International Retail	507,030	438,317	16%

Direct Marketing	73,399	65,699	12%

Other	33,843	16,861	101%

	$1,258,291	$1,070,013	18%

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
U.S. Retail sales increased 20% in the second quarter and 17% in the first half as a result of comparable store sales growth of 17% and 15% in those periods and the opening of new stores. In the second quarter and first half, the New York Flagship store’s sales increased 31% and 29%, and comparable branch store sales increased 14% and 12%. Comparable store sales growth resulted primarily from increases in the average sales amount per transaction. The increased amount per transaction reflected strong sales of diamond jewelry. In addition, the New York Flagship store benefited from higher levels of sales to foreign visitors. Management currently expects a low double-digit percentage increase in full year 2007 U.S. comparable store sales.
International Retail sales, on a constant-exchange-rate basis, increased 17% in the second quarter and 15% in the first half. Comparable store sales rose 7% and 6% for those periods.
In Japan (which represents slightly less than half of International Retail sales), on a constant-exchange-rate basis, total retail sales declined 1% in both the second quarter and first half due to a decrease in unit volume partly offset by an increase in the average transaction size. Comparable store sales on a constant-exchange-rate basis declined 6% in both the second quarter and first half. Despite the sales decline the Company continues to make progress on expanding and furthering developing relationships with key customers, introducing new products, with particular focus in the silver jewelry category and by enhancing retail branches through renovation, expansion and relocation.
In the Asia-Pacific region outside Japan, comparable store sales on a constant-exchange-rate basis increased 24% in both the second quarter and in the first half due to growth in most markets.
In Europe, comparable store sales on a constant-exchange-rate basis increased 23% in the second quarter and 17% in the first half due to growth in London (which represents more than half of Europe’s sales) and all Continental European markets.
Management currently expects a high single-digit percentage increase on a constant-exchange-rate basis in full year 2007 International Retail comparable store sales.
Direct Marketing sales rose 12% in both the second quarter and first half due to growth both in the number of orders shipped and in the average order size. Management continues to expect a mid-teens percentage increase in full year 2007 Direct Marketing sales.

Other sales increased in the second quarter and in the first half primarily due to increased wholesale sales of diamonds, which increased from $5,525,000 in the prior year second quarter to $15,636,000 in the second quarter of 2007 and increased from $13,927,000 in prior year first half to $29,274,000 in the first half of 2007. IRIDESSE store sales increased largely due to an increased store base, as well as comparable store sales growth. Management currently expects an approximately 40% increase in full year 2007 sales within the Other channel of distribution.
Management expects to increase the number of Company-operated TIFFANY & CO. stores and boutiques by approximately 10% (net) in 2007. Management’s announced openings and closings of TIFFANY & CO. stores are shown below:

	Actual Openings	Expected
Location	(Closings) 2007	Openings 2007
Americas:
Austin, Texas	First Quarter
New York-Wall Street, New York		Third Quarter
Las Vegas – Forum Shops, Nevada		Third Quarter
Natick, Massachusetts		Third Quarter
Red Bank, New Jersey		Fourth Quarter
Providence, Rhode Island		Fourth Quarter
Santa Barbara, California		Fourth Quarter
Mexico City, Mexico		Third Quarter
Japan:
Tokyo-Shibuya, Japan	First Quarter
Tokyo-Shinjuku, Japan	First Quarter
Hiroshima, Japan	First Quarter
Hoshigaoka, Japan	(First Quarter)
Okinawa, Japan	(First Quarter)
Nagoya, Japan		Third Quarter
Other Asia-Pacific:
Changi Airport, Singapore	First Quarter
Seoul, Korea	First Quarter
Kuala Lumpur, Malaysia		Third Quarter
Kowloon Station, Hong Kong		Third Quarter
Macau, China		Third Quarter
Europe:
Hamburg, Germany	Second Quarter
London-Selfridges, England		Third Quarter
Bologna, Italy		Fourth Quarter
Gross Margin
Gross margin (gross profit as a percentage of net sales) declined in the second quarter by 0.7 percentage points. The primary components of the net decline were: (i) a 1.0 percentage point decline due to increased low-margin wholesale sales of diamonds; and (ii) a 0.4 percentage point decline due to a shift in geographic mix partly offset by (iii) a 0.6 percentage point increase due to the leverage effect of fixed product-related costs, which includes costs associated with merchandising and distribution. Gross margin declined in the first half by 1.1 percentage points. The primary components of the net decline were: (i) a 0.7 percentage point decline due to increased low-margin wholesale sales of diamonds; (ii) a 0.5 percentage point decline due to increased product costs and changes in sales mix; and (iii) a 0.4 percentage decline due to a shift in geographic mix partly offset by (iv) a 0.5 percentage point increase due to the leverage effect of fixed product-related costs.
Management’s objective is to improve gross margin through greater product manufacturing/sourcing efficiencies (including increased direct rough-diamond sourcing and internal manufacturing), increased use of distribution center capacity, and selective price adjustments to address higher product costs. Management currently expects a slight decline in full year 2007 gross margin.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $25,554,000, or 11%, in the second quarter largely due to increased labor and benefit costs of $9,316,000 and increased depreciation and occupancy expenses of $7,492,000, (both of which are largely due to new and existing stores), as well as an increase of $3,227,000 in marketing expenses. SG&A expenses increased $55,402,000, or 12%, in the first half largely due to increased labor and benefit costs of $21,800,000 and increased depreciation and occupancy expenses of $15,283,000, (both of which are largely due to new and existing stores), as well as an increase of $8,390,000 in marketing expenses. SG&A expenses as a percentage of net sales improved by 3.0 percentage points to 39.1% in the second quarter and by 1.9 percentage points to 40.1% in the first half of 2007. Strong sales growth in the second quarter provided for significant leveraging of fixed costs.
Management’s objective is to improve the ratio of SG&A expenses to net sales by controlling expenses so that sales growth can result in a higher rate of earnings growth (leveraging of operating expenses). Management continues to expect an improvement in the expense ratio for the full year 2007.
Earnings from Continuing Operations
Reclassifications were made to prior year’s earnings (losses) from continuing operations by segment to conform to the current year presentation and to reflect the revised manner in which management now evaluates the performance of the segments. Effective with the first quarter of 2007, the Company revised certain allocations of operating expenses between unallocated corporate expenses and earnings (losses) from continuing operations for segments.

	Second Quarter	% of Net	Second Quarter	% of Net
(in thousands)	2007	Sales*	2006	Sales*

Earnings (losses) from continuing operations:

U.S. Retail	$64,611	19%	$43,974	15%

International Retail	61,652	24%	51,769	23%

Direct Marketing	13,379	33%	10,149	28%

Other	(4,796)	(26%)	(3,331)	(46%)

	134,846		102,561

Unallocated corporate expenses	(27,852)		(25,683)

Earnings from continuing operations	$106,994		$76,878

* Percentages represent earnings (losses) from continuing operations as a percentage of each segment’s net sales.
Earnings from continuing operations increased 39% in the second quarter. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment’s net sales in the second quarter of 2007 and 2006 was as follows:
•	U.S. Retail increased 4 percentage points primarily due to the leveraging of operating expenses which benefited from increased sales growth;

•	International Retail increased 1 percentage point primarily due the leveraging of operating expenses which benefited from increased sales growth;

•	Direct Marketing increased 5 percentage points primarily due to an increase in gross margin (due to the leverage effect of fixed product-related costs) and the leveraging of operating expenses; and

•	Other improved 20 percentage points primarily due to sales growth.

	First Half	% of	First Half	% of
(in thousands)	2007	Sales*	2006	Sales*

Earnings (losses) from continuing operations:

U.S. Retail	$108,215	17%	$86,115	16%

International Retail	122,183	24%	105,220	24%

Direct Marketing	21,635	29%	17,266	26%

Other	(9,292)	(27%)	(6,218)	(37%)

	242,741		202,383

Unallocated corporate expenses	(54,460)		(50,571)

Earnings from continuing operations	$188,281		$151,812

* Percentages represent earnings (losses) from continuing operations as a percentage of each segment’s net sales.

Earnings from continuing operations rose 24% in the first half. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment’s net sales in the first half of 2007 and 2006 was as follows:
•
U.S. Retail increased 1 percentage point primarily due to the leveraging of operating expenses which benefited from increased sales growth partly offset by a decline in gross margin (due to changes in product mix and higher product costs);

•	International Retail was consistent with prior year;
•
Direct Marketing increased 3 percentage points primarily due to the leveraging of operating expenses which benefited from increased sales growth and an increase in gross margin (due to the leverage effect of fixed product-related costs); and

•	Other improved 10 percentage points primarily due to sales growth.
Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Unallocated corporate expenses increased 8% in both the second quarter and first half due primarily to incremental labor costs.
Other Expenses, net
Other expenses, net decreased in the second quarter and first half primarily due to increased foreign currency transaction net gains.
Provision for Income Taxes
The effective income tax rates for the second quarter and first half of 2007 were 39.4% and 38.3%, versus 37.6% and 38.2% in the prior year. Management currently expects the effective tax rate to be approximately 37% for full year 2007.
Loss from discontinued operations, net of tax benefits
The loss from discontinued operations, net of tax benefits included an after-tax impairment charge of $23,583,000 reflecting the difference between Little Switzerland’s carrying value and its estimated fair value, less costs to dispose. See note 3 to condensed consolidated financial statements for additional information.
New Accounting Standards
See note 2 to condensed consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity needs have been, and are expected to remain, primarily a function of its seasonal and expansion-related working capital and capital expenditures needs. The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 28% at July 31, 2007, 29% at January 31, 2007, and 33% at July 31, 2006.
The following table summarizes cash flows from operating, investing and financing activities:

	First Half
(in thousands)	2007	2006

Net cash provided by (used in):
Operating activities	$50,759	$(64,677)
Investing activities	(74,494)	(86,578)
Financing activities	(18,063)	(87,162)
Effect of exchange rates on cash and cash equivalents	3,817	2,159
Net cash used in discontinued operations	(8,026)	(10,409)

Net decrease in cash and cash equivalents	$(46,007)	$(246,667)

Operating Activities
The Company’s net cash inflow from operating activities of $50,759,000 in the first half of 2007 compared with an outflow of $64,677,000 in the first half of 2006. The cash inflow in the first half of 2007 resulted primarily from smaller growth in inventories and increased net earnings from continuing operations.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,360,033,000 and 4.3 at July 31, 2007, compared with $1,253,973,000 and 3.8 at January 31, 2007 and $1,233,364,000 and 3.8 at July 31, 2006.
Accounts receivable, less allowances at July 31, 2007 were 8% lower than at January 31, 2007 primarily due to a decrease in reimbursements from landlords related to new store build-outs and were 7% higher than at July 31, 2006 primarily due to sales growth.
Inventories, net at July 31, 2007 were 9% above January 31, 2007 and 7% above July 31, 2006. Combined raw material and work-in-process inventories increased 10% over January 31, 2007 and 6% over July 31, 2006 due to increased precious metal costs and diamond quantities needed to support internal jewelry manufacturing. Finished goods inventories increased 9% over January 31, 2007, and 7% over July 31, 2006, reflecting new store openings, increased product costs as well as broadened product assortments. Changes in foreign currency exchange rates did not have a significant effect on the changes in inventory balances.
Management continues to expect a high-single-digit percentage increase in inventories, net in 2007.
Investing Activities
The Company’s net cash outflow from investing activities of $74,494,000 in the first half of 2007 compared with an outflow of $86,578,000 in the first half of 2006. The reduction was primarily due to higher net proceeds from the sale of marketable securities and short-term investments in 2007.
Capital Expenditures. Capital expenditures were $87,779,000 in the first half of 2007 compared with $85,978,000 in the first half of 2006. Management estimates that capital expenditures will be approximately $180,000,000 in 2007 (compared with approximately $175,000,000 in the prior year) due to costs related to the opening and renovation of stores and to ongoing investments in new systems.
Financing Activities
The Company’s net cash outflow from financing activities of $18,063,000 in the first half of 2007 compared with an outflow of $87,162,000 in the first half of 2006. The reduced cash outflow was primarily due to reduced share repurchases as well as greater proceeds from the exercise of employees’ stock options partly offset by a reduction in proceeds from short-term borrowings, net.
Share Repurchases. The Company’s stock repurchase activity was as follows:

	Second Quarter
(in thousands, except per share amounts)	2007	2006

Cost of repurchases	$34,200	$83,839
Shares repurchased and retired	662	2,525
Average cost per share	$51.69	$33.20

	First Half
(in thousands, except per share amounts)	2007	2006

Cost of repurchases	$59,197	$163,589
Shares repurchased and retired	1,182	4,704
Average cost per share	$50.07	$34.77
At July 31, 2007, there remained $636,217,000 of authorization for future repurchases. The Company’s stock repurchase program expires in December 2009. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions.
Borrowings. The Company’s current sources of working capital are internally-generated cash flows and borrowings available under a revolving credit facility.
At July 31, 2007, the Company was in compliance with all loan covenants.

Contractual Obligations
The Company’s contractual cash obligations and commercial commitments at July 31, 2007 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not significantly changed since January 31, 2007.
The Company adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an amendment of FASB Statement No. 109” on February 1, 2007. During the six months ended July 31, 2007, there were no material changes to the unrecognized tax liability as a result of state audit settlements or the expiration of the statute of limitations. The change in accrued interest and penalties during the six months ended July 31, 2007 was not material. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of those tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Ongoing audits are in various stages of completion and while the Company does not anticipate any material changes in unrecognized income tax benefits over the next 12 months it is possible that developments in the audit process could impact this assessment.
Based on the Company’s financial position at July 31, 2007, management anticipates that cash on hand, internally-generated cash flows and the funds available under its revolving credit facility will be sufficient to support the Company’s planned worldwide business expansion, share repurchases, debt service and seasonal working capital increases for the foreseeable future.
Seasonality
As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing a proportionally greater percentage of annual sales, earnings from operations and cash flow. Management expects such seasonality to continue.
Forward-Looking Statements
This document contains certain “forward-looking statements” concerning the Company’s objectives and expectations with respect to store openings, sales, retail prices, gross margin, expenses, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. Statements beginning with such words as “believes”, “intends”, “plans”, and “expects” include forward-looking statements that are based on management’s expectations given facts as currently known by management on the date this quarterly report was filed with the Securities and Exchange Commission. All forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements.
The statements in this quarterly report are made as of the date this report was filed with the Securities and Exchange Commission and the Company undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changes in expectations or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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
Beginning in the first quarter of 2007, the Company began using a combination of call and put option contracts in a net-zero cost collar arrangement (“collars”), as hedges of forecasted purchases of precious metals. The Company accounts for its collars as cash-flow hedges. The Company assesses hedge effectiveness based on the total changes in the collars’ cash flows. The effective portion of unrealized gains and losses associated with the value of the collars is deferred as a component of other comprehensive gain (loss) and is recognized as a component of cost of sales on the Company’s condensed consolidated statement of earnings when the inventory is sold. The fair value of the outstanding collars at July 31, 2007 was not significant. The fair value was determined using quoted market prices for these instruments. Management neither foresees nor expects significant changes in exposure to fluctuations in precious metal prices.

Item 4. Controls and Procedures

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
          Registrant’s chief executive officer and chief financial officer have determined that there have been no changes in Registrant’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.
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

Item 1A. Risk Factors

PART II.	Other Information
Item 1A.	Risk Factors
As a jeweler and specialty retailer, the Company’s success in achieving its objectives and expectations is partially dependent upon economic conditions, competitive developments and consumer attitudes, including changes in consumer preferences for certain jewelry styles and materials. However, certain assumptions are specific to the Company and/or the markets in which it operates.
The following assumptions, among others, are “risk factors” which could affect the likelihood that the Company will achieve the objectives and expectations communicated by management:
(i) that low or negative growth in the economy or in the financial markets, particularly in the U.S. and Japan, will not occur and reduce discretionary spending on goods that are, or are perceived to be, “luxuries”;
(ii) that consumer spending does not decline substantially during the fourth quarter of any year;
(iii) that unsettled regional and/or global conflicts or crises do not result in military, terrorist or other conditions creating disruptions or disincentives to, or changes in the pattern, practice or frequency of, tourist travel to the various regions where the Company operates retail stores nor to the Company’s continuing ability to operate in those regions;
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
(x) that the Company’s diamond supply initiatives achieve their financial and strategic objectives;
(xi) that the Company’s gross margins in Japan and for diamond products can be maintained in the face of increased competition from traditional and e-commerce retailers;
(xii) that the Company is able to pass on higher costs of raw materials to consumers through price increases;
(xiii) that the sale of counterfeit products does not significantly undermine the value of the Company’s trademarks and demand for the Company’s products;
(xiv) that new and existing stores and other sales locations can be leased, re-leased or otherwise obtained on suitable terms in desired markets and that construction can be completed on a timely basis;
(xv) that the Company can achieve satisfactory results from any current and future businesses into which it enters that are operated under trademarks or tradenames other than TIFFANY & CO.; and
(xvi) that the Company’s expansion plans for retail and direct selling operations and merchandise development, production and management can continue to be executed without meaningfully diminishing the distinctive appeal of the TIFFANY & CO. brand.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PART II.	Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to the Company’s purchases of shares of its Common Stock during the second fiscal quarter of 2007:

			(c)Total Number
			of Shares	(d)Approximate
	(a)Total		Purchased Under	Dollar Value of
	Number of	(b)Average	all Publicly	Shares that May Yet
	Shares	Price Paid Per	Announced	be Purchased Under
Period	Purchased	Share	Programs*	the Programs*

May 1, 2007 through May 31, 2007	93,901	$48.18	93,901	$665,893,000

June 1, 2007 through June 30, 2007	264,400	$50.21	264,400	$652,617,000

July 1, 2007 through July 31, 2007	303,300	$54.07	303,300	$636,217,000

Total	661,601	$51.69	661,601	$636,217,000

* In August 2006, the Company’s Board of Directors extended the expiration date of the program to December 2009 and increased the authorization to $813,000,000.

PART II.          OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders.
At Registrant’s Annual Meeting of Stockholders held on May 17, 2007 each of the nominees listed below was elected a director of Registrant to hold office until the next annual meeting of the stockholders and until his or her respective successor has been elected and qualified. All directors are elected at each annual meeting. Tabulated with the name of each of the nominees elected is the number of Common shares cast for each nominee and the number of Common shares withholding authority to vote for each nominee. There were no broker non-votes with respect to the election of directors.

			Number of

			Shares

Nominee	Voted For	Voted Against	Abstaining

Michael J. Kowalski	116,084,761	6,222,331	790,560

Rose Marie Bravo	119,581,300	2,742,676	773,676

William R. Chaney	116,076,945	6,244,078	776,629

Gary E. Costley	119,172,469	3,131,172	794,011

Abby F. Kohnstamm	119,342,608	2,945,807	809,237

Charles K. Marquis	119,185,869	3,104,606	807,177

J. Thomas Presby	113,242,473	9,066,377	788,802

James E. Quinn	116,045,760	6,247,877	804,015

William A. Shutzer	111,633,757	10,650,048	813,847

At such meeting, the stockholders approved the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to examine the Company’s fiscal 2007 financial statements. With respect to such appointment, 121,375,371 shares were voted to approve, 918,657 were voted against, and 803,624 shares abstained from voting. There were no broker non-votes with respect to the approval of the appointment of PricewaterhouseCoopers LLP.

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

TIFFANY & CO.
(Registrant)

Date: August 30, 2007	By:	/s/ James N. Fernandez

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