Form 10-Q
period 2007-10-31
TIFFANY & CO
filed 2007-11-30
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007.
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
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 135,641,832 shares outstanding at the close of business on October 31, 2007.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2007

PART I - FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - October 31, 2007, January 31, 2007 and October 31, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Earnings - for the three and nine months ended October 31, 2007 and 2006 (Unaudited) `	4

	Condensed Consolidated Statements of Stockholders’ Equity - for the nine months ended October 31, 2007 and Comprehensive Earnings - for the three and nine months ended October 31, 2007 and 2006 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows - for the nine months ended October 31, 2007 and 2006 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

	(a) Exhibits

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	October 31,	January 31,	October 31,
	2007	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$334,850	$175,008	$56,933
Short-term investments	56,270	15,500	-
Accounts receivable, less allowances of $7,480, $7,900 and $7,693	168,678	165,594	148,608
Inventories, net	1,345,730	1,146,674	1,247,089
Deferred income taxes	65,377	72,934	78,206
Prepaid expenses and other current assets	91,682	57,460	69,002
Assets held for sale	-	73,474	67,584

Total current assets	2,062,587	1,706,644	1,667,422

Property, plant and equipment, net	757,542	912,143	908,844
Deferred income taxes	115,333	37,368	28,431
Other assets, net	197,636	156,097	167,228
Assets held for sale - noncurrent	-	33,258	38,094

	$3,133,098	$2,845,510	$2,810,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$59,843	$106,681	$237,447
Current portion of long-term debt	5,552	5,398	6,259
Accounts payable and accrued liabilities	204,579	198,471	210,218
Income taxes payable	95,816	62,979	9,620
Merchandise and other customer credits	67,092	61,511	58,722
Liabilities held for sale	-	17,631	13,293

Total current liabilities	432,882	452,671	535,559

Long-term debt	397,795	406,383	416,863
Pension/postretirement benefit obligations	100,712	84,466	77,573
Deferred gains on sale-leasebacks	144,973	4,944	5,010
Other long-term liabilities	130,463	87,774	84,117
Liabilities held for sale - non current	-	4,377	4,227

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	-	-	-
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 135,642, 135,875 and 135,358	1,357	1,358	1,353
Additional paid-in capital	647,405	536,187	510,527
Retained earnings	1,252,525	1,269,940	1,159,044
Accumulated other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	40,245	11,846	14,948
Deferred hedging (loss) gain	(580)	2,046	646
Unrealized gain on marketable securities	898	178	152
Net unrealized losses on benefit plans	(15,577)	(16,660)	-

Total stockholders’ equity	1,926,273	1,804,895	1,686,670

	$3,133,098	$2,845,510	$2,810,019

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Net sales	$627,323	$531,834	$1,885,614	$1,601,847

Cost of sales	290,186	244,483	855,036	712,926

Gross profit	337,137	287,351	1,030,578	888,921

Other operating income	105,051	-	105,051	-

Selling, general and administrative expenses	288,403	239,696	793,563	689,455

Earnings from continuing operations	153,785	47,655	342,066	199,466

Other expenses (income), net	2,306	(1,294)	8,139	7,849

Earnings from continuing operations before income taxes	151,479	48,949	333,927	191,617

Provision for income taxes	51,034	16,324	120,858	70,795

Net earnings from continuing operations	100,445	32,625	213,069	120,822

Loss from discontinued operations, net of tax	(1,555)	(3,483)	(27,547)	(7,394)

Net earnings	$98,890	$29,142	$185,522	$113,428

Earnings per share:

Basic
Net earnings from continuing operations	$0.74	$0.24	$1.56	$0.87
Loss from discontinued operations	(0.01)	(0.03)	(0.20)	(0.06)

Net earnings	$0.73	$0.21	$1.36	$0.81

Diluted
Net earnings from continuing operations	$0.72	$0.23	$1.52	$0.85
Loss from discontinued operations	(0.01)	(0.02)	(0.19)	(0.05)

Net earnings	$0.71	$0.21	$1.33	$0.80

Weighted-average number of common shares:
Basic	136,124	136,753	136,452	139,288
Diluted	139,487	138,872	139,943	141,647

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE EARNINGS
(Unaudited)
(in thousands)

			Accumulated
	Total		Other			Additional
	Stockholders'	Retained	Comprehensive	Common Stock		Paid-in
	Equity	Earnings	Gain (Loss)	Shares	Amount	Capital

Balances, January 31, 2007	$1,804,895	$1,269,940	$(2,590)	135,875	$1,358	$536,187
Implementation effect of FIN No. 48	(4,299)	(4,299)	-	-	-	-

Balances, February 1, 2007	1,800,596	1,265,641	(2,590)	135,875	1,358	536,187

Exercise of stock options and vesting of restricted stock units (“RSUs”)	68,176	-	-	2,790	28	68,148
Tax benefit from exercise of stock options and vesting of RSUs	20,213	-	-	-	-	20,213
Share-based compensation expense	28,464	-	-	-	-	28,464
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings Plan	2,450	-	-	52	1	2,449
Purchase and retirement of Common Stock	(156,234)	(148,148)	-	(3,075)	(30)	(8,056)
Cash dividends on Common Stock	(50,490)	(50,490)	-	-	-	-
Deferred hedging loss, net of tax	(2,626)	-	(2,626)	-	-	-
Unrealized gain on marketable securities, net of tax	720	-	720	-	-	-
Foreign currency translation adjustments, net of tax	28,399	-	28,399	-	-	-
Amortization of net losses on benefit plans, net of tax	1,083	-	1,083	-	-	-
Net earnings	185,522	185,522	-	-	-	-

Balances, October 31, 2007	$1,926,273	$1,252,525	$24,986	135,642	$1,357	$647,405

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Comprehensive earnings are as follows:
Net earnings	$98,890	$29,142	$185,522	$113,428
Other comprehensive gain (loss), net of tax:
Deferred hedging loss	(672)	(9)	(2,626)	(2,601)
Foreign currency translation adjustments	15,443	(1,102)	28,399	9,667
Unrealized gain (loss) on marketable securities	743	(398)	720	(527)
Amortization of net losses on benefit plans	400	-	1,083	-

Comprehensive earnings	$114,804	$27,633	$213,098	$119,967

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$185,522	$113,428
Loss from discontinued operations, net of tax	(27,547)	(7,394)

Net earnings from continuing operations	213,069	120,822

Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
Gain on sale-leaseback	(105,051)	-
Gain on sale of investments	(1,564)	(6,774)
Depreciation and amortization	92,631	85,447
Excess tax benefits from share-based payment arrangements	(17,971)	(2,270)
Provision for inventories	10,639	6,690
Deferred income taxes	(62,950)	(10,669)
Provision for pension/postretirement benefits	19,943	18,611
Share-based compensation expense	27,889	24,300
Changes in assets and liabilities:
Accounts receivable	9,469	225
Inventories	(178,579)	(249,269)
Prepaid expenses and other current assets	(31,724)	(39,875)
Other assets, net	(9,247)	5,082
Accounts payable and accrued liabilities	12,790	30,369
Income taxes payable	52,198	(48,023)
Merchandise and other customer credits	5,057	2,120
Other long-term liabilities	250	(9,227)

Net cash provided by (used in) operating activities	36,849	(72,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(564,899)	(147,268)
Proceeds from sales of marketable securities and short-term investments	522,376	150,278
Proceeds from sale of assets, net	509,035	-
Capital expenditures	(149,325)	(138,021)
Notes receivable funded	(7,172)	(9,728)
Acquisitions, net of cash acquired	(400)	-
Other	6,133	1,328

Net cash provided by (used in) investing activities	315,748	(143,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) proceeds from short-term borrowings, net	(60,507)	198,896
Fees and expenses related to new short-term borrowings	-	(87)
Repayment of long-term debt	(21,455)	(10,057)
Repurchase of Common Stock	(156,234)	(264,115)
Proceeds from exercise of stock options	68,176	6,694
Excess tax benefits from share-based payment arrangements	17,971	2,270
Cash dividends on Common Stock	(50,490)	(39,066)

Net cash used in financing activities	(202,539)	(105,465)

Effect of exchange rate changes on cash and cash equivalents	15,905	2,276

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(6,596)	(11,301)
Investing activities	(1,020)	(5,084)

Net cash used in discontinued operations	(7,616)	(16,385)

Net increase (decrease) in cash and cash equivalents	158,347	(335,426)
Cash and cash equivalents at beginning of year	175,008	391,594
Decrease in cash and cash equivalents of discontinued operations	1,495	765

Cash and cash equivalents at end of nine months	$334,850	$56,933

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the “Company”). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of October 31, 2007 and 2006 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2007 is derived from the audited financial statements, which are included in the Company’s Report on Form 10-K and should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal, with a higher proportion of sales and earnings generated in the fourth quarter of the fiscal year and, therefore, the results of its operations for the three and nine months ended October 31, 2007 and 2006 are not necessarily indicative of the results of the entire fiscal year.

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

Management concluded that Little Switzerland, Inc.’s (“Little Switzerland”) operations did not demonstrate the potential to generate a return on investment consistent with management’s objectives and therefore, during the second quarter of 2007 the Company’s Board of Directors authorized the sale of Little Switzerland. On July 31, 2007, the Company entered into an agreement with NXP Corporation (“NXP”) by which NXP would purchase 100% of the stock of Little Switzerland. The transaction closed on September 18, 2007 for net proceeds of $32,870,000 which excludes payments for existing trade payables owed to the Company by Little Switzerland. The purchase price is subject to customary post-closing adjustments. The Company has agreed to continue to distribute TIFFANY & CO. merchandise through TIFFANY & CO. boutiques maintained in certain LITTLE SWITZERLAND stores post-closing. In addition, the Company has agreed to provide warehousing services to Little Switzerland for a transition period.

The Company determined that the continuing cash flows from Little Switzerland operations were not significant. Therefore, the results of Little Switzerland are presented as a discontinued operation in the consolidated financial statements for all periods presented. Prior to the reclassification, Little Switzerland’s results had been included within the non-reportable segment Other.

3.	DISCONTINUED OPERATIONS (continued)

Little Switzerland’s loss before income taxes in the nine months ended October 31, 2007 includes a $54,260,000 pre-tax charge ($22,602,000 after-tax) due to the sale of Little Switzerland. The tax benefit recorded in connection with the charge included the effect of basis differences in the investment in Little Switzerland.

Summarized statement of earnings data for Little Switzerland is as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2007	2006	2007	2006

Net revenues	$9,378	$15,952	$52,817	$60,120

Gain (loss) on disposal	$601	$-	$(54,260)	$-
Loss from operations	(1,893)	(3,668)	(5,401)	(8,735)
Income tax expense (benefit)	263	(185)	(32,114)	(1,341)

Loss from discontinued operations, net of tax	$(1,555)	$(3,483)	$(27,547)	$(7,394)

Summarized balance sheet data for Little Switzerland is as follows:

	January 31,	October 31,
(in thousands)	2007	2006

Assets held for sale
Inventories, net	$67,948	$62,378
Other current assets	5,526	5,206
Property, plant and equipment, net	20,246	18,145
Other assets	13,012	19,949

Total assets held for sale	$106,732	$105,678

Liabilities held for sale
Current liabilities	$17,631	$13,293
Other liabilities	4,377	4,227

Total liabilities held for sale	$22,008	$17,520

4.	INVENTORIES

	October 31,	January 31,	October 31,
(in thousands)	2007	2007	2006

Finished goods	$928,280	$772,102	$878,018
Raw materials	336,182	316,206	308,794
Work-in-process	81,268	58,366	60,277

Inventories, net	$1,345,730	$1,146,674	$1,247,089

LIFO-based inventories at October 31, 2007, January 31, 2007 and October 31, 2006 represented 69%, 72% and 73% of inventories, net, with the current cost exceeding the LIFO inventory value by $127,203,000, $108,501,000 and $95,535,000 at the end of each period.

5.	INCOME TAXES

The Company adopted FIN No. 48 on February 1, 2007. As a result, the Company recorded a non-cash cumulative transition charge of $4,299,000 as a reduction to the opening retained earnings balance. As of February 1, 2007, the gross amount of unrecognized tax benefits was approximately $40,000,000, including interest and penalties of approximately $8,000,000. As of that date, the total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate was approximately $22,500,000. The Company recognizes interest expense and penalties related to unrecognized tax benefits within income tax expense.

During the nine months ended October 31, 2007, the unrecognized tax benefits were reduced by approximately $5,000,000 to approximately $35,000,000. Accrued interest and penalties during the nine months ended October 31, 2007 was reduced by approximately $5,500,000 to approximately $2,500,000. As of that date, the total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate was approximately $12,600,000.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state and foreign locations. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including Japan (tax years 2003-2005) and New York City (tax years 2002-2004). Tax years from 2005-present are open to examination in the U.S. and tax years 2003-present are open to examination in various other state and foreign taxing jurisdictions. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Ongoing audits are in various stages of completion and while the Company does not anticipate any material changes in unrecognized income tax benefits over the next 12 months, future developments in the audit process may result in a change in this assessment.

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

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2007	2006	2007	2006

Net earnings for basic and diluted EPS	$98,890	$29,142	$185,522	$113,428

Weighted average shares for basic EPS	136,124	136,753	136,452	139,288

Incremental shares based upon the assumed exercise of stock options and restricted stock units	3,363	2,119	3,491	2,359

Weighted average shares for diluted EPS	139,487	138,872	139,943	141,647

6.	EARNINGS PER SHARE (continued)

For the three months ended October 31, 2007 and 2006, there were 342,000 and 6,099,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2007 and 2006, there were 392,000 and 4,706,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

7.	COMMITMENTS AND CONTINGENCIES

In August 2007, the Company entered into a sale-leaseback arrangement for the land and building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district. The Company is leasing back only that portion of the property that it occupied immediately prior to the transaction. In the third quarter of 2007, the Company received proceeds of $327,537,000 (¥38,050,000,000) and the transaction resulted in a pre-tax gain of $105,051,000 and a deferred gain of $75,244,000, which will be amortized in selling, general and administrative (“SG&A”) expenses over a 15-year period. The pre-tax gain represents the profit on the sale of the property in excess of the present value of the minimum lease payments. The lease will be accounted for as an operating lease. The lease expires in 2032; however, the Company has options to terminate the lease in 2022 and 2027 without penalty.

In October 2007, the Company entered into a sale-leaseback arrangement for the building housing the TIFFANY & CO. Flagship store in London. The Company sold the building for proceeds of $148,628,000 (£73,000,000) and simultaneously entered into a 15-year lease with two 10-year renewal options. The transaction resulted in a deferred gain of $63,961,000, which will be amortized in SG&A expenses over a 15-year period. The lease will be accounted for as an operating lease.

The Company is party to a credit facility and working capital loan commitment (the “Commitment”) to Tahera Diamond Corporation (“Tahera”), a Canadian diamond mining and exploration company. In consideration of the Commitment, the Company was granted the right to purchase or market all diamonds mined at the Jericho mine. This mine has been developed and constructed by Tahera in Nunavut, Canada (the “Project”). Indebtedness under the Commitment is secured by certain assets of the Project. In September 2007, the Company amended the Commitment to defer the start of principal and interest payments until December 2007. As a result, the Company ceased recording interest income on the Commitment as of the third quarter 2007, since there is uncertainty as to the timing of collection. In September 2007, Tahera recorded an asset impairment charge against the assets of the Project. The estimated fair market value of the Project’s assets (based on discounted cash flows) is greater than the amount outstanding under the Commitment and therefore, management believes that the CDN$48,489,000 (U.S. $50,859,000) receivable from Tahera is not impaired. However, future developments at the Project, including changes in the cost of supplies or in the realizable price of diamonds, may affect the fair value of the Project’s assets and the collectibility of funds borrowed under the Commitment.

8.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, as well as provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended October 31,
			Other
	Pension Benefits		Postretirement Benefits
(in thousands)	2007	2006	2007	2006

Service cost	$4,213	$4,211	$318	$(4)
Interest cost	4,003	3,208	470	191
Expected return on plan assets	(3,418)	(2,886)	-	-
Amortization of prior service cost	321	178	(223)	(382)
Amortization of net loss	848	817	9	(75)

Net expense	$5,967	$5,528	$574	$(270)

8.	EMPLOYEE BENEFIT PLANS (continued)

	Nine Months Ended October 31,
			Other
	Pension Benefits		Postretirement Benefits
(in thousands)	2007	2006	2007	2006

Service cost	$13,373	$12,482	$953	$748
Interest cost	11,945	10,306	1,410	1,049
Expected return on plan assets	(10,276)	(8,774)	-	-
Amortization of prior service cost	962	534	(670)	(968)
Amortization of net loss	2,217	3,139	29	95

Net expense	$18,221	$17,687	$1,722	$924

9.	SEGMENT INFORMATION

The Company’s reportable segments are: U.S. Retail, International Retail and Direct Marketing. These reportable segments represent channels of distribution that offer similar merchandise and service and have similar marketing and distribution strategies. The Other channel of distribution includes all non-reportable segments which consist of worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. Sales in the Other channel primarily represents wholesale sales of diamonds obtained through bulk purchases that are subsequently deemed not suitable for the Company’s needs. In deciding how to allocate resources and assess performance, the Company’s Executive Officers regularly evaluate the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers.

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

Certain information relating to the Company’s segments is set forth below:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2007	2006	2007	2006

Net sales:
U.S. Retail	$302,673	$270,373	$946,692	$819,509
International Retail	270,845	221,681	777,875	659,998
Direct Marketing	31,373	30,308	104,772	96,007

Total reportable segments	604,891	522,362	1,829,339	1,575,514
Other	22,432	9,472	56,275	26,333

	$627,323	$531,834	$1,885,614	$1,601,847

Earnings (losses) from continuing operations*:
U.S. Retail	$35,974	$25,107	$144,189	$111,222
International Retail	54,909	49,654	177,092	154,874
Direct Marketing	4,616	3,439	26,251	20,705

Total reportable segments	95,499	78,200	347,532	286,801
Other	(6,964)	(4,477)	(16,256)	(10,695)

	$88,535	$73,723	$331,276	$276,106

*Represents earnings (losses) from continuing operations before unallocated corporate expenses, other operating income and other expenses, net.

9.	SEGMENT INFORMATION (continued)

The following table sets forth a reconciliation of the segments’ earnings from continuing operations to the Company’s consolidated earnings from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2007	2006	2007	2006

Earnings from continuing operations for segments	$88,535	$73,723	$331,276	$276,106

Unallocated corporate expenses	(39,801)	(26,068)	(94,261)	(76,640)

Other operating income	105,051	-	105,051	-

Other (expenses) income, net	(2,306)	1,294	(8,139)	(7,849)

Earnings from continuing operations before income taxes	$151,479	$48,949	$333,927	$191,617

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Unallocated corporate expenses in the third quarter and year-to-date 2007 include the $10,000,000 contribution to The Tiffany & Co. Foundation, a private charitable foundation established by the Company. Other operating income includes the $105,051,000 gain from the sale-leaseback of the land and building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district.

10.	SUBSEQUENT EVENT

On November 15, 2007, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on its Common Stock. This dividend will be paid on January 10, 2008 to stockholders of record on December 20, 2007.

PART I.	Financial Information
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Tiffany & Co. is a holding company that operates through its subsidiary companies (the “Company”). The Company’s principal subsidiary, Tiffany and Company, is a jeweler and specialty retailer whose principal merchandise offering is fine jewelry. It also sells timepieces, sterling silverware, china, crystal, stationery, fragrances and accessories. Through Tiffany and Company and other subsidiaries, the Company is engaged in product design, manufacturing and retailing activities.
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

•
Other includes worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. (“specialty retail”). Sales in the Other channel primarily represents wholesale sales of diamonds obtained through bulk purchases that are subsequently deemed not suitable for the Company’s needs.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.
Highlights
•	Net sales increased 18% in both the three months (“third quarter”) and the nine months (“year-to-date”) ended October 31, 2007 due to growth in all channels of distribution.

•
Worldwide comparable store sales increased 9% in the third quarter and 10% in the year-to-date on a constant-exchange-rate basis (see Non-GAAP Measures). Comparable TIFFANY & CO. store sales in the U.S. increased 8% in the third quarter and 13% in the year-to-date. Comparable international store sales increased 10% in the third quarter and 7% in the year-to-date on a constant-exchange-rate basis.

•
Earnings from continuing operations rose to $153,785,000 in the third quarter compared to $47,655,000 in the prior year and to $342,066,000 in the year-to-date compared to $199,466,000 in the prior year. Current year earnings from continuing operations included a pre-tax gain of $105,051,000 from the sale-leaseback of the land and building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district. The Company received proceeds of $327,537,000.

•	The Company sold the building housing its flagship store in London for proceeds of $148,628,000 and simultaneously entered into a 15-year lease for the premises.

•	The Company completed the sale of Little Switzerland, Inc. (“Little Switzerland”) for net proceeds of $32,870,000.

•	The Company repurchased and retired 1.9 million and 3.1 million shares of its Common Stock during the third quarter and year-to-date of 2007.

•	In August 2007, the Board of Directors increased the annual divided rate by 25%, representing the second increase of the year.

•	The Company re-launched its website with enhanced graphics and functionality.
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

	Third Quarter 2007 vs. 2006			Year-to-Date 2007 vs. 2006
		Trans-	Constant-		Trans-	Constant-
	GAAP	lation	Exchange-	GAAP	lation	Exchange-
	Reported	Effect	Rate Basis	Reported	Effect	Rate Basis

Net Sales:

Worldwide	18%	2%	16%	18%	1%	17%

U.S. Retail	12%	-	12%	16%	-	16%

International Retail	22%	4%	18%	18%	2%	16%

Japan Retail	7%	1%	6%	(1)%	(2)%	1%

Other Asia-Pacific	38%	5%	33%	38%	4%	34%

Europe	29%	9%	20%	33%	10%	23%

Comparable Store Sales:

Worldwide	11%	2%	9%	11%	1%	10%

U.S. Retail	8%	-	8%	13%	-	13%

International Retail	14%	4%	10%	9%	2%	7%

Japan Retail	1%	2%	(1)%	(7)%	(3)%	(4)%

Other Asia-Pacific	34%	5%	29%	29%	3%	26%

Europe	23%	9%	14%	26%	10%	16%
RESULTS OF OPERATIONS
Certain operating data as a percentage of net sales were as follows:

	Third Quarter		Year-to-Date
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	46.3	46.0	45.3	44.5

Gross profit	53.7	54.0	54.7	55.5

Other operating income	16.8	-	5.6	-

Selling, general and administrative expenses	46.0	45.1	42.1	43.0

Earnings from continuing operations	24.5	8.9	18.2	12.5

Other expenses (income), net	0.4	(0.3)	0.5	0.5

Earnings from continuing operations before income taxes	24.1	9.2	17.7	12.0

Provision for income taxes	8.1	3.1	6.4	4.5

Net earnings from continuing operations	16.0	6.1	11.3	7.5

Loss from discontinued operations, net of tax	(0.2)	(0.6)	(1.5)	(0.4)

Net earnings	15.8%	5.5%	9.8%	7.1%

Net Sales
Net sales by channel of distribution were as follows:

	Third Quarter
(in thousands)	2007	2006	Increase

U.S. Retail	$302,673	$270,373	12%

International Retail	270,845	221,681	22%

Direct Marketing	31,373	30,308	4%

Other	22,432	9,472	137%

	$627,323	$531,834	18%

	Year-to-Date
(in thousands)	2007	2006	Increase

U.S. Retail	$946,692	$819,509	16%

International Retail	777,875	659,998	18%

Direct Marketing	104,772	96,007	9%

Other	56,275	26,333	114%

	$1,885,614	$1,601,847	18%

A store’s sales are included in “comparable store sales” when the store has been open for more than 12 months. In markets other than Japan, sales for relocated stores are included in comparable store sales if the relocation occurs within the same geographical market. In Japan, sales for a new store or boutique are not included if the store was relocated from one department store to another or from a department store to a free-standing location. In all markets, the results of a store in which the square footage has been expanded or reduced remain in the comparable store base.
U.S. Retail sales increased 12% in the third quarter and 16% in the year-to-date as a result of comparable store sales growth of 8% and 13% in those periods and the opening of new stores. Overall sales growth resulted from increases in transactions and in spending per transaction. In the third quarter and year-to-date, the New York Flagship store’s sales increased 25% and 28%, and comparable branch store sales increased 4% and 9%. The New York Flagship store benefited from higher levels of sales to local customers and foreign visitors. Management currently expects a 9% to 10% increase in full year 2007 U.S. comparable store sales.
International Retail sales, on a constant-exchange-rate basis, increased 18% in the third quarter and 16% in the year-to-date. Comparable store sales rose 10% and 7% for those periods.
In Japan (which represents slightly less than half of International Retail sales), on a constant-exchange-rate basis, total retail sales increased 6% in the third quarter and 1% in the year-to-date due to an increase in the average transaction size partly offset by a decrease in unit volume. Comparable store sales on a constant-exchange-rate basis declined 1% in the third quarter and 4% in the year-to-date. The Company will continue to expand and further develop relationships with key customers, introduce new products to the market (particularly silver jewelry) and enhance retail locations through renovation, expansion and relocation.
In the Asia-Pacific region outside Japan, comparable store sales on a constant-exchange-rate basis increased 29% in the third quarter and 26% in the year-to-date due to growth in all markets.
In Europe, comparable store sales on a constant-exchange-rate basis increased 14% in the third quarter and 16% in the year-to-date due to growth in London (which represents more than half of Europe’s sales) and most Continental European markets.
Management continues to expect a high single-digit percentage increase on a constant-exchange-rate basis in full year 2007 International Retail comparable store sales.
Direct Marketing sales rose 4% in the third quarter due to growth in the average order size and 9% in the year-to-date due to growth both in the number of orders shipped and in the average order size. Management currently expects a 10% increase in full year 2007 sales.

Other sales increased in the third quarter and in the year-to-date primarily due to increased wholesale sales of diamonds, which increased from $7,555,000 in the prior year third quarter to $20,022,000 in the third quarter of 2007 and increased from $21,482,000 in prior year-to-date to $49,296,000 in the year-to-date of 2007. Management currently expects an approximately 50% increase in full year 2007 sales.
Management expects to increase the number of Company-operated TIFFANY & CO. stores and boutiques by 11% (net) in 2007. Management’s announced openings and closings of TIFFANY & CO. stores are shown below:

	Actual Openings	Expected Openings
Location	(Closings) 2007	(Closings) 2007
Americas:
Austin, Texas	First Quarter
Natick, Massachusetts	Third Quarter
Las Vegas-Forum Shops, Nevada	Third Quarter
New York-Wall Street, New York	Third Quarter
Santa Barbara, California		Fourth Quarter
Red Bank, New Jersey		Fourth Quarter
Providence, Rhode Island		Fourth Quarter
Maui-Whaler’s Village, Hawaii		(Fourth Quarter)
Mexico City, Mexico	Third Quarter
Japan:
Tokyo-Shibuya, Japan	First Quarter
Tokyo-Shinjuku, Japan	First Quarter
Hiroshima, Japan	First Quarter
Hoshigaoka, Japan	(First Quarter)
Okinawa, Japan	(First Quarter)
Nagoya, Japan	Third Quarter
Other Asia-Pacific:
Changi Airport, Singapore	First Quarter
Seoul, Korea	First Quarter
Kuala Lumpur, Malaysia	Third Quarter
Kowloon Station, Hong Kong	Third Quarter
Macau, China	Third Quarter
Tianjin, China		Fourth Quarter
Europe:
Hamburg, Germany	Second Quarter
London-Selfridges, England	Third Quarter
Bologna, Italy		Fourth Quarter
Gross Margin
Gross margin (gross profit as a percentage of net sales) declined in the third quarter by 0.3 percentage point. The primary component of the net decline was a 1.2 percentage points decline due to increased low-margin wholesale sales of diamonds partly offset by (i) a 0.5 percentage point increase due to selective price increases and changes in sales mix and (ii) a 0.4 percentage point increase due to the leverage effect of fixed product-related costs. Product-related costs include merchandising and distribution costs. Gross margin declined in the year-to-date by 0.8 percentage point primarily due to increased low-margin wholesale sales of diamonds.
Management’s objective is to improve gross margin through greater product manufacturing/sourcing efficiencies (including increased direct rough-diamond sourcing and internal manufacturing), increased use of distribution center capacity, and selective price adjustments to address higher product costs. Management currently expects gross margin to decline a few tenths of a point in full year 2007.
Other Operating Income
In August 2007, the Company entered into a sale-leaseback arrangement for the land and building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district. The Company is leasing back only that portion of the property that it occupied immediately prior to the transaction. The transaction resulted in a pre-tax gain of $105,051,000 and a deferred gain of $75,244,000, which will be amortized in selling, general and administrative expenses over a 15-year period.

The pre-tax gain represents the profit on the sale of the property in excess of the present value of the minimum lease payments. The lease will be accounted for as an operating lease.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $48,707,000, or 20%, in the third quarter. The Company used proceeds from the sale-leaseback of the land and building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district to contribute $10,000,000 to The Tiffany & Co. Foundation, a private charitable foundation established by the Company. Excluding the contribution, SG&A expenses increased $38,707,000, or 16%, primarily due to increased labor and benefit costs of $10,410,000 and increased depreciation and store occupancy expenses of $11,760,000, (both of which are largely due to new and existing stores), as well as an increase of $6,544,000 in marketing expenses. SG&A expenses in the year-to-date increased $104,108,000, or 15%. Excluding the previously mentioned contribution, SG&A expenses in the year-to-date increased $94,108,000, or 14%, largely due to increased labor and benefit costs of $32,168,000 and increased depreciation and store occupancy expenses of $27,044,000, (both of which are largely due to new and existing stores), as well as an increase of $14,382,000 in marketing expenses. SG&A expenses as a percentage of net sales increased by 0.9 percentage point to 46.0% in the third quarter and improved by 0.9 percentage point to 42.1% in the year-to-date of 2007. Excluding the previously mentioned contribution, SG&A expenses as a percentage of net sales improved 0.7 percentage point to 44.4% in the third quarter and by 1.4 percentage points to 41.6% in the year-to-date. Strong sales growth in the third quarter and year-to-date provided for significant leveraging of fixed costs.
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

	Third Quarter	% of Net	Third Quarter	% of Net
(in thousands)	2007	Sales*	2006	Sales*

Earnings (losses) from continuing operations:

U.S. Retail	$35,974	12%	$25,107	9%

International Retail	54,909	20%	49,654	22%

Direct Marketing	4,616	15%	3,439	11%

Other	(6,964)	(31%)	(4,477)	(47%)

	88,535		73,723

Unallocated corporate expenses	(39,801)		(26,068)

Other operating income	105,051		-

Earnings from continuing operations	$153,785		$47,655

* Percentages represent earnings (losses) from continuing operations as a percentage of each segment’s net sales.
Earnings from continuing operations rose to $153,785,000 in the third quarter. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses, other operating income and other expenses, net) to each segment’s net sales in the third quarter of 2007 and 2006 was as follows:
•	U.S. Retail increased 3 percentage points primarily due to an increase in gross margin (due to selective price increases and changes in sales mix) and the leveraging of operating expenses;

•
International Retail decreased 2 percentage points primarily due to increased operating expenses in Japan (due to increased marketing activity and new stores) which was partly offset by strong sales growth and profitability in most other markets ;

•	Direct Marketing increased 4 percentage points primarily due to the leveraging of operating expenses; and

•	Other improved 16 percentage points primarily due to sales leverage on fixed costs.

	Year-to-Date	% of	Year-to-Date	% of
(in thousands)	2007	Sales*	2006	Sales*

Earnings (losses) from continuing operations:

U.S. Retail	$144,189	15%	$111,222	14%

International Retail	177,092	23%	154,874	23%

Direct Marketing	26,251	25%	20,705	22%

Other	(16,256)	(29%)	(10,695)	(41%)

	331,276		276,106

Unallocated corporate expenses	(94,261)		(76,640)

Other operating income	105,051		-

Earnings from continuing operations	$342,066		$199,466

* Percentages represent earnings (losses) from continuing operations as a percentage of each segment’s net sales.
Earnings from continuing operations rose to $342,066,000 in the year-to-date. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses, other operating income and other expenses, net) to each segment’s net sales in the year-to-date of 2007 and 2006 was as follows:
•	U.S. Retail increased 1 percentage point primarily due to the leveraging of operating expenses;

•
International Retail was consistent with prior year primarily due to increased operating expenses in Japan (due to increased marketing activity and new stores) which was offset by strong sales growth and profitability in most other markets;

•	Direct Marketing increased 3 percentage points primarily due to the leveraging of operating expenses and an increase in gross margin (due to the leverage effect of fixed product-related costs); and

•	Other improved 12 percentage points primarily due to sales leverage on fixed costs.
Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Unallocated corporate expenses in the third quarter and year-to-date 2007 include the $10,000,000 contribution to The Tiffany & Co. Foundation. Excluding the contribution, unallocated corporate expenses as a percentage of net sales was consistent with the third quarter and year-to-date 2006. Other operating income includes the $105,051,000 gain from the sale-leaseback of the land and building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district.
Other Expenses, net
Other expenses, net of $2,306,000 in the third quarter 2007 compared to income of $1,294,000 in the prior year. The prior year included gains of $5,185,000 associated with the sale of equity investments in an on-line retailer and a manufacturer that were written-off in previous years and $1,589,000 of realized gains associated with the sale of marketable securities.
Provision for Income Taxes
The effective income tax rates for the third quarter and year-to-date of 2007 were 33.7% and 36.2%, versus 33.3% and 36.9% in the prior year. Management continues to expect the effective tax rate to be approximately 37% for full year 2007.
Loss from discontinued operations, net of tax
The loss from discontinued operations, net of tax included an after-tax impairment charge of $22,602,000 due to the sale of Little Switzerland, Inc. See note 3 to condensed consolidated financial statements for additional information.
New Accounting Standards
See note 2 to condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity needs have been, and are expected to remain, primarily a function of its seasonal and expansion-related working capital and capital expenditures needs. The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 24% at October 31, 2007, 29% at January 31, 2007, and 39% at October 31, 2006.
The following table summarizes cash flows from operating, investing and financing activities:

	Year-to-Date
(in thousands)	2007	2006

Net cash provided by (used in):
Operating activities	$36,849	$(72,441)
Investing activities	315,748	(143,411)
Financing activities	(202,539)	(105,465)
Effect of exchange rates on cash and cash equivalents	15,905	2,276
Net cash used in discontinued operations	(7,616)	(16,385)

Net increase (decrease) in cash and cash equivalents	$158,347	$(335,426)

Operating Activities
The Company’s net cash inflow from operating activities of $36,849,000 in the year-to-date of 2007 compared with an outflow of $72,441,000 in the year-to-date of 2006. The cash inflow in the year-to-date of 2007 resulted primarily from increased income taxes payable largely associated with the gain on the sale-leaseback for the land and building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district and smaller growth in inventories.
Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,629,705,000 and 4.8 at October 31, 2007, compared with $1,253,973,000 and 3.8 at January 31, 2007 and $1,131,863,000 and 3.1 at October 31, 2006.
Accounts receivable, less allowances at October 31, 2007 were 2% higher than at January 31, 2007 and were 14% higher than at October 31, 2006. The year-over-year change is primarily due to sales growth and a shift in usage towards the company’s in house credit card.
Inventories, net at October 31, 2007 were 17% above January 31, 2007 and 8% above October 31, 2006. Combined raw material and work-in-process inventories increased 11% over January 31, 2007 and 13% over October 31, 2006 due to increased precious metal costs and diamond quantities needed to support internal jewelry manufacturing. Finished goods inventories increased 20% over January 31, 2007, and 6% over October 31, 2006, reflecting new store openings, increased product costs as well as broadened product assortments. Changes in foreign currency exchange rates increased inventories, net by 3% compared to January 31, 2007 and by 2% compared to October 31, 2006.
Management continues to expect a high-single-digit percentage increase in inventories, net in 2007.
Investing Activities
The Company’s net cash inflow from investing activities of $315,748,000 in the year-to-date of 2007 compared with an outflow of $143,411,000 in the year-to-date of 2006. The inflow was primarily due to proceeds from the sale of assets in 2007.
Proceeds from Sale of Assets. In August 2007, the Company entered into a sale-leaseback arrangement for the land and building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district. In the third quarter of 2007, the Company received proceeds of $327,537,000 (¥38,050,000,000).
In September 2007, the Company completed the sale of Little Switzerland for net proceeds of $32,870,000.
In October 2007, the Company entered into a sale-leaseback arrangement for the building housing the TIFFANY & CO. Flagship store in London. The Company sold the building for proceeds of $148,628,000 (£73,000,000) and simultaneously entered into a 15-year lease with two 10-year renewal options. The transaction resulted in a deferred gain of $63,961,000, which will be amortized in SG&A expenses over a 15-year period. The lease will be accounted for as an operating lease.

Capital Expenditures. Capital expenditures were $149,325,000 in the year-to-date of 2007 compared with $138,021,000 in the year-to-date of 2006. Management estimates that capital expenditures will be approximately $180,000,000 in 2007 (compared with approximately $175,000,000 in the prior year) due to costs related to the opening and renovation of stores and to ongoing investments in new systems.
Marketable Securities. The Company invests excess cash in short-term investments and marketable securities. The Company had (net purchases of) or net proceeds from investments in marketable securities and short-term investments of ($42,523,000) and $3,010,000 in the year-to-date of 2007 and 2006.
Financing Activities
The Company’s net cash outflow from financing activities of $202,539,000 in the year-to-date of 2007 compared with an outflow of $105,465,000 in the year-to-date of 2006. The increased cash outflow was primarily due to a reduction in short-term borrowings in 2007, partly offset by reduced share repurchases as well as greater proceeds from the exercise of employees’ stock options.
Share Repurchases. The Company’s stock repurchase activity was as follows:

	Third Quarter
(in thousands, except per share amounts)	2007	2006

Cost of repurchases	$97,037	$100,525
Shares repurchased and retired	1,892	3,008
Average cost per share	$51.28	$33.42

	Year-to-Date
(in thousands, except per share amounts)	2007	2006

Cost of repurchases	$156,234	$264,115
Shares repurchased and retired	3,075	7,713
Average cost per share	$50.82	$34.24
At October 31, 2007, there remained $539,180,000 of authorization for future repurchases. The Company’s stock repurchase program expires in December 2009. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions.
Borrowings. The Company’s current sources of working capital are internally-generated cash flows and borrowings available under a revolving credit facility.
At October 31, 2007, the Company was in compliance with all loan covenants.
Contractual Obligations
The Company’s contractual cash obligations and commercial commitments at October 31, 2007 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not significantly changed since January 31, 2007, except for operating lease payments. As a result of the sale-leaseback of the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district and the building housing the TIFFANY & CO. Flagship store in London, the Company’s total minimum annual rental payments will increase approximately $11,000,000 per year for the next 15 years. Rental expense will be offset by the amortization of the deferred gains from the sale-leasebacks.
The Company is party to a credit facility and working capital loan commitment (the “Commitment”) to Tahera Diamond Corporation (“Tahera”), a Canadian diamond mining and exploration company. In consideration of the Commitment, the Company was granted the right to purchase or market all diamonds mined at the Jericho mine. This mine has been developed and constructed by Tahera in Nunavut, Canada (the “Project”). Indebtedness under the Commitment is secured by certain assets of the Project. In September 2007, the Company amended the Commitment to defer the start of principal and interest payments until December 2007. As a result, the Company ceased recording interest income on the Commitment as of the third quarter 2007, since there is uncertainty as to the timing of collection. In September 2007, Tahera recorded an asset impairment charge against the assets of the Project. The estimated fair market value of the Project’s assets (based on discounted cash flows) is greater than the amount outstanding under the Commitment and therefore, management believes that the CDN$48,489,000 (U.S. $50,859,000) receivable from Tahera is not impaired. However, future developments at the Project, including changes in the cost of supplies or in the realizable price of diamonds, may affect the fair value of the Project’s assets and the collectibility of funds borrowed under the Commitment.
The Company adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on February 1, 2007. During the nine months ended October 31, 2007, the unrecognized tax benefits were reduced by approximately $5,000,000 to approximately $35,000,000. Accrued interest and penalties during the nine months ended October 31, 2007 was reduced by approximately $5,500,000 to approximately $2,500,000. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax law or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Ongoing audits are in various stages of completion and while the Company does not anticipate any material changes in unrecognized income tax benefits over the next 12 months, future developments in the audit process may result in a change in this assessment.
Based on the Company’s financial position at October 31, 2007, management anticipates that cash on hand, internally-generated cash flows and the funds available under its revolving credit facility will be sufficient to support the Company’s planned worldwide business expansion, share repurchases, debt service and seasonal working capital increases for the foreseeable future.
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
Beginning in the first quarter of 2007, the Company began using a combination of call and put option contracts in a net-zero cost collar arrangement (“collars”), as hedges of forecasted purchases of precious metals. The Company accounts for its collars as cash-flow hedges. The Company assesses hedge effectiveness based on the total changes in the collars’ cash flows. The effective portion of unrealized gains and losses associated with the value of the collars is deferred as a component of other comprehensive gain (loss) and is recognized as a component of cost of sales on the Company’s condensed consolidated statement of earnings when the inventory is sold. The fair value of the outstanding collars at October 31, 2007 was not significant. The fair value was determined using quoted market prices for these instruments. Management neither foresees nor expects significant changes in exposure to fluctuations in precious metal prices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PART II.	Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to the Company’s purchases of shares of its Common Stock during the third fiscal quarter of 2007:

			(c)Total Number
			of Shares	(d)Approximate
	(a)Total		Purchased Under	Dollar Value of
	Number of	(b)Average	all Publicly	Shares that May Yet
	Shares	Price Paid Per	Announced	be Purchased Under
Period	Purchased	Share	Programs*	the Programs*
August 1, 2007 through August 31, 2007	395,100	$45.45	395,100	$618,260,000
September 1, 2007 through September 30, 2007	585,800	$50.33	585,800	$588,776,000
October 1, 2007 through October 31, 2007	911,390	$54.42	911,390	$539,180,000
Total	1,892,290	$51.28	1,892,290	$539,180,000

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

TIFFANY & CO.
(Registrant)

Date: November 30, 2007	By:	/s/ James N. Fernandez

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