Form 10-K
period 2008-01-31
TIFFANY & CO
filed 2008-03-28
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form10-K or any amendment to this Annual Report on Form10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check One).

Large Accelerated filer ☒	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2007 the aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant was approximately $6,535,940,127 using the closing sales price on this day of $48.25. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of March 20, 2008, the registrant had outstanding 126,087,745 shares of its common stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE.

The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant’s Proxy Statement Dated April 10, 2008 (Part III).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including information incorporated herein by reference, contains certain “forward-looking statements” concerning the Registrant’s objectives and expectations with respect to store openings, sales, retail prices, gross margin, expenses, effective tax rate, net earnings and net earnings per share, inventories, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. Statements beginning with such words as “believes”, “intends”, “plans”, and “expects” include forward-looking statements that are based on management’s expectations given facts as currently known by management on the date this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission. All forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements.
The statements in this Annual Report on Form 10-K are made as of the date this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission and the Registrant undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changes in expectations or otherwise.

TIFFANY & CO.

PART I
Item 1. Business.
a) General history of business.
Registrant (also referred to as the “Company”) is the parent corporation of Tiffany and Company (“Tiffany”). Charles Lewis Tiffany founded Tiffany’s business in 1837. He incorporated Tiffany in New York in 1868. Registrant acquired Tiffany in 1984 and completed the initial public offering of Registrant’s Common Stock in 1987. Through its subsidiary companies, the Company sells fine jewelry and other items that it makes or has made by others to its specifications.
b) Financial information about industry segments.
Registrant’s segment information for the fiscal years ended January 31, 2008, 2007 and 2006 is stated in Item 8. Financial Statements and Supplementary Data (see Note P. “Segment Information”).
c) Narrative description of business.
As used below, the terms “Fiscal 2007,” “Fiscal 2006” and “Fiscal 2005” refer to the fiscal years ended on January 31, 2008, 2007 and 2006, respectively. Registrant is a holding company, and conducts all business through its subsidiary corporations.
DISTRIBUTION AND MARKETING
Maintenance of the TIFFANY & CO. Brand
The TIFFANY & CO. brand (the “Brand”) is the single most important asset of Tiffany and, indirectly, of Registrant. The strength of the Brand goes beyond trademark rights (see TRADEMARKS below) and is inherent in consumer aspirations for the Brand. Management monitors the strength of the Brand through focus groups and survey research.
Management believes that the Brand stands for a pronounced and emphatic association with high-quality gemstone jewelry, particularly diamond jewelry; excellent customer service; an elegant store and online environment; upscale store locations; “classic” product positioning; distinctive and high-quality packaging materials (most significantly, the TIFFANY & CO. blue box); and sophisticated style and romance.
Maintaining the strength of the Brand informs Tiffany’s business plan in nearly all aspects. Stores must be staffed with knowledgeable professionals to provide excellent service. Elegant store and online environments increase capital and maintenance costs. Display practices require larger store footprints and lease budgets, but enable Tiffany to showcase fine jewelry in a retail setting consistent with the Brand positioning. Stores in the best “high street” and luxury mall locations are more expensive and difficult to secure, but reinforce the Brand’s luxury connotations through association with other luxury brands. By the same token, over-proliferation of stores, or stores that are located in second-tier markets, can diminish the strength of the Brand. The classic positioning of Tiffany’s product line supports the Brand, but limits the display space that can be afforded to fashion jewelry. Tiffany’s packaging practices support consumer expectations with respect to the Brand and are more expensive. Advertising that reinforces the Brand offsets the amount of pure product promotional advertising that may be done within a given budget. To maintain its position within the high-end of the jewelry market requires

TIFFANY & CO.

Tiffany to invest significantly in gemstone and diamond inventory and accept reduced overall gross margins; it also causes some consumers to view Tiffany as beyond their price range.
All of the foregoing demand that management make difficult tradeoffs between business initiatives that might generate incremental sales and profits and Brand maintenance objectives. This is a dynamic process. To the extent that management deems that product or distribution initiatives will unduly and negatively affect the strength of the Brand, such initiatives have been and will be curtailed or modified appropriately. At the same time, Brand maintenance suppositions are regularly questioned by management to determine if the tradeoff between sales and profit is truly worth the positive effect on the Brand. At times, management has determined, and will in the future determine, that the strength of the Brand warranted, or that it will permit, more aggressive and profitable distribution and marketing initiatives.
Channels of Distribution
For financial reporting purposes, Registrant categorizes its sales as follows:
U.S. Retail consists of retail sales transacted in TIFFANY & CO. stores in the United States and sales of TIFFANY & CO. products through business-to-business direct selling operations in the United States (see U.S. Retail below);
International Retail consists of sales in TIFFANY & CO. stores and department store boutiques outside the United States, as well as business-to-business, Internet and wholesale sales of TIFFANY & CO. products outside the United States (see International Retail below);
Direct Marketing consists of Internet and catalog sales of TIFFANY & CO. products in the United States (see Direct Marketing below); and
Other consists of worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. (i.e., IRIDESSE). Other also includes wholesale sales of diamonds obtained through bulk purchases that are subsequently deemed not suitable for Tiffany’s needs (see Other below). All prior year amounts in this Annual Report on Form 10-K have been restated to reflect Little Switzerland, Inc. as a discontinued operation.
Products
Registrant’s principal product category is jewelry. It also sells timepieces, sterling silver goods (other than jewelry), china, crystal, stationery, fragrances and personal accessories.
Tiffany offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. In Fiscal 2007, 2006 and 2005 approximately 86%, 86% and 85%, respectively, of Registrant’s net sales were attributable to TIFFANY & CO. brand jewelry. Designs are developed by employees, suppliers, independent designers and independent “name” designers (see Designer Licenses below).

TIFFANY & CO.

Sales by Reportable Segment of TIFFANY & CO. Jewelry by Category*

		% to total	% to total	% to total
2007	% to total	International	Direct	Reportable
Category	U.S. Retail Sales	Retail Sales	Marketing Sales	Segment Sales

A	32%	30%	8%	29%
B	16%	24%	—	18%
C	10%	11%	8%	10%
D	29%	26%	58%	30%

		% to total	% to total	% to total
2006	% to total	International	Direct	Reportable
Category	U.S. Retail Sales	Retail Sales	Marketing Sales	Segment Sales

A	31%	29%	8%	29%
B	14%	24%	—	17%
C	11%	11%	9%	11%
D	29%	27%	56%	30%

		% to total	% to total	% to total
2005	% to total	International	Direct	Reportable
Category	U.S. Retail Sales	Retail Sales	Marketing Sales	Segment Sales

A	30%	28%	8%	28%
B	15%	24%	—	17%
C	11%	12%	8%	11%
D	29%	26%	55%	29%

A)	This category includes most gemstone jewelry and gemstone band rings, other than engagement jewelry. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 10%, 11% and 12% of pieces in 2007, 2006 and 2005, respectively. Most items in this category contain diamonds, other gemstones or both. The average price of merchandise sold in 2007, 2006 and 2005, respectively, in this category was approximately $3,400, $3,000 and $2,800 for total reportable segments.

B)	This category includes diamond rings and wedding bands marketed to brides and grooms. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 3%, 3% and 4% of pieces in 2007, 2006 and 2005, respectively. Most sales in this category are of items containing diamonds. The average price of merchandise sold in 2007, 2006 and 2005, respectively, in this category was approximately $3,000, $2,500 and $2,500 for total reportable segments.

C)	This category generally consists of non-gemstone, gold or platinum jewelry, although small gemstones are used as accents in some pieces. The average price of merchandise sold in 2007, 2006 and 2005, respectively, in this category was approximately $700, $600 and $600 for total reportable segments.

D)	This category generally consists of non-gemstone, sterling silver jewelry, although small gemstones are used as accents in some pieces. The average price of merchandise sold in 2007,

TIFFANY & CO.

2006 and 2005, in this category was approximately $200 for total reportable segments in each year.

*	Certain reclassifications have been made to the prior years’ percentages to conform to current-year presentations.
In addition to jewelry, the Company sells TIFFANY & CO. brand merchandise in the following categories: timepieces and clocks; sterling silver merchandise, including flatware, hollowware (tea and coffee services, bowls, cups and trays), trophies, key holders, picture frames and desk accessories; stainless steel flatware; crystal, glassware, china and other tableware; custom engraved stationery; writing instruments; eyewear and fashion accessories. Fragrance products are sold under the trademarks TIFFANY, PURE TIFFANY and TIFFANY FOR MEN. Tiffany also sells other brands of timepieces and tableware in its U.S. stores. Other than jewelry, none of these categories individually represent 10% or more of consolidated net sales.
[Remainder of this page is intentionally left blank]

TIFFANY & CO.

U.S. Retail
New York Flagship Store. Tiffany’s New York Flagship store on Fifth Avenue accounts for a significant portion of the Company’s net sales and is the focal point for marketing and public relations efforts. Approximately 10% of total Company net sales for Fiscal 2007, 2006 and 2005 were attributable to the New York Flagship store’s retail sales.
U.S. Branch Stores. On January 31, 2008, in addition to its New York Flagship store, Tiffany had 69 branch stores in the United States. Most of Tiffany’s U.S. branch stores display a representative selection of merchandise, but none of them maintains the extensive selection carried by the New York Flagship store.

Fiscal Year
Store Locations	Opened

San Francisco, California	1963
Houston, Texas	1963
Beverly Hills, California	1964
Chicago, Illinois	1966
Atlanta, Georgia	1969
Dallas, Texas	1982
Boston, Massachusetts	1984
Costa Mesa, California	1988
Philadelphia, Pennsylvania	1990
Vienna, Virginia	1990
Palm Beach, Florida	1991
Honolulu (Ala Moana), Hawaii	1992
San Diego, California	1992
Troy, Michigan	1992
Bal Harbour, Florida	1993
Oak Brook, Illinois	1994
King of Prussia, Pennsylvania	1995
Short Hills, New Jersey	1995
White Plains, New York	1995
Hackensack, New Jersey	1996
Chevy Chase, Maryland	1996
Charlotte, North Carolina	1997
Chestnut Hill, Massachusetts	1997
Cincinnati, Ohio	1997
Palo Alto, California	1997
Denver, Colorado	1998
Las Vegas (Bellagio), Nevada	1998
Manhasset, New York	1998
Seattle, Washington	1998
Scottsdale, Arizona	1998
Century City, California	1999
Dallas (NorthPark), Texas	1999
Boca Raton, Florida	1999
Tamuning, Guam	1999

Fiscal Year
Store Locations	Opened

Old Orchard (Skokie), Illinois	2000
Maui (Wailea), Hawaii	2000
Greenwich, Connecticut	2000
Portland, Oregon	2000
Tampa, Florida	2001
Santa Clara (San Jose), California	2001
Honolulu (Waikiki), Hawaii	2002
Bellevue, Washington	2002
East Hampton, New York	2002
St. Louis, Missouri	2002
Orlando, Florida	2002
Coral Gables, Florida	2003
Tumon Bay (DFS), Guam	2003
Palm Desert, California	2003
Walnut Creek, California	2003
Edina, Minnesota	2004
Kansas City, Missouri	2004
Palm Beach Gardens, Florida	2004
Westport, Connecticut	2004
Carmel, California	2005
Naples, Florida	2005
Pasadena, California	2005
San Antonio, Texas	2005
Atlantic City, New Jersey	2006
Indianapolis, Indiana	2006
Nashville, Tennessee	2006
Tucson, Arizona	2006
The Big Island (Waikoloa), Hawaii	2006
Austin, Texas	2007
Las Vegas (Forum Shops), Nevada	2007
Natick, Massachusetts	2007
New York (37 Wall Street), New York	2007
Red Bank, New Jersey	2007
Providence, Rhode Island	2007
Santa Barbara, California	2007

TIFFANY & CO.

Not included in the above list is a holiday sales boutique that the Company operated in late 2007 at the Mohegan Sun Resort, Connecticut.
Expansion of U.S. Retail Operations. Management currently contemplates opening six new TIFFANY & CO. branch stores in the United States in 2008, and eight to twelve branch stores per year beginning in 2009 (which will include a new smaller store format). Management regularly evaluates potential markets for new TIFFANY & CO. stores with a view to the demographics of the area to be served, consumer demand and the proximity of other luxury brands and existing TIFFANY & CO. locations. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the TIFFANY & CO. brand, but believes that there are a significant number of locations remaining in the United States that meet the requirements of a TIFFANY & CO. location, particularly for small stores (see Item 2. Properties for further information concerning U.S. Retail store leases).
Business-to-Business Sales Division. Tiffany’s Business Sales Division sales executives call on business clients throughout the United States, selling products drawn from the retail product line and items specially developed or sourced for the business market, including trophies and items designed for the particular customer. Price allowances are given to business account holders for certain purchases. Business Sales Division customers have typically purchased for business gift giving, employee service and achievement recognition awards, customer incentives and other purposes. Products and services are marketed through a sales organization, through advertising in newspapers and business periodicals and through the publication of special catalogs.
International Retail
The following tables set forth locations operated by Registrant’s subsidiaries:

Europe

Austria: Vienna	Italy: Milan
France: Paris, Galeries Lafayette	Italy: Rome
France: Paris, Printemps Department Store	Switzerland: Zurich
France: Paris, Rue de la Paix	United Kingdom: London, Harrods
Germany: Frankfurt	United Kingdom: London, Old Bond Street
Germany: Hamburg	United Kingdom: London, Royal Exchange
Germany: Munich	United Kingdom: London, Selfridges
Italy: Bologna	United Kingdom: London, Sloane Street
Italy: Florence

Canada and Central/South America

Canada: Toronto	Mexico: Mexico City, Palacio Store, Perisur
Canada: Vancouver	Mexico: Mexico City, Palacio Store, Polanco
Brazil: Sao Paulo, Jardins	Mexico: Monterrey, Palacio Store
Brazil: Sao Paulo, Iguatemi Shopping Center	Mexico: Puebla, Palacio Store
Mexico: Mexico City, Masaryk	Mexico: Santa Fe

TIFFANY & CO.

Japan

Abeno, Kintetsu Department Store
Chiba, Mitsukoshi Department Store
Fukuoka, Mitsukoshi Department Store
Ginza, Mitsukoshi Department Store
Hiroshima, Fukuya Department Store
Ikebukuro, Mitsukoshi Department Store
Ikebukuro, Tobu Department Store
Kagoshima, Mitsukoshi Department Store
Kanazawa, Mitsukoshi
Kashiwa, Takashimaya Department Store
Kawasaki, Saikaya Department Store
Kobe, Daimaru Department Store
Kochi, Daimaru Department Store
Kokura, Izutsuya Department Store
Koriyama, Usui Department Store
Kumamoto, Tsuruya Department Store
Kyoto, Daimaru Department Store
Kyoto, Takashimaya Department Store
Matsuyama, Mitsukoshi Department Store
Mito, Keisei Department Store
Nagoya, Mitsukoshi
Nagoya, Takashimaya Department Store
Nagoya, Matsuzakaya Department Store
Nihonbashi, Mitsukoshi Department Store
Niigata, Mitsukoshi Department Store
Oita, Tokiwa Department Store
Okayama, Tenmaya Department Store

Omiya, Sogo Department Store
Osaka, Takashimaya Department Store
Osaka, Umeda ‡
Sagamihara, Isetan Department Store
Sapporo, Mitsukoshi Department Store
Sapporo, Daimaru Department Store
Sendai, Mitsukoshi Department Store
Shibuya, Seibu Department Store
Shinjuku, Isetan Department Store
Shinjuku, Mitsukoshi Department Store
Shinjuku, Takashimaya Department Store
Shinsaibashi, Sogo Department Store
Shizuoka, Matsuzakaya Department Store
Tachikawa, Isetan Department Store
Takamatsu, Mitsukoshi Department Store
Takasaki, Takashimaya Department Store
Tamagawa, Takashimaya Department Store
Tokyo, Ginza Flagship Store ‡
Tokyo, Marunouchi ‡
Tokyo, Roppongi Hills ‡
Umeda, Daimaru Department Store
Utsunomiya, Tobu Department Store
Wakayama, Kintetsu Department Store
Yokohama, Landmark Plaza, Mitsukoshi
Yokohama, Takashimaya Department Store
Yonago, Takashimaya Department Store

‡	Freestanding stores operated by Registrant’s Subsidiaries.
Asia-Pacific Excluding Japan

Australia: Brisbane
Australia: Melbourne
Australia: Sydney
China: Beijing, The Peninsula Palace Hotel
China: Beijing, Oriental Plaza
China: Shanghai, Jiu Guang City Plaza
China: Shanghai, Plaza 66
China: Tianjin
Hong Kong: Elements
Hong Kong: Hong Kong International Airport
Hong Kong: International Finance Center
Hong Kong: The Landmark Center
Hong Kong: Pacific Place
Hong Kong: The Peninsula Hotel
Hong Kong: Sogo Department Store
Korea: Busan, Lotte Department Store
Korea: Seoul, Galleria Luxury Hall East Dept. Store

Korea: Seoul, Hyundai Department Store
Korea: Seoul, Hyundai Coex Department Store
Korea: Seoul, Lotte Downtown Department Store
Korea: Seoul, Lotte World
Korea: Seoul, Shinsegae Main
Macau: The Venetian Resort
Macau: Wynn Resort
Malaysia: Kuala Lumpur, KLCC
Malaysia: Kuala Lumpur, Pavillion
Singapore: Changi Airport
Singapore: Ngee Ann City
Singapore: Raffles Hotel
Taiwan: Kaohsiung, Hanshin Department Store
Taiwan: Taichung, Sogo Department Store
Taiwan: Taipei, The Regent Hotel
Taiwan: Taipei, Sogo Department Store
Taiwan: Taipei, Taipei Financial Center

TIFFANY & CO.

Business with Department Stores in Japan. In Fiscal 2007, 2006 and 2005, respectively, total net sales in Japan of TIFFANY & CO. merchandise represented 17%, 19% and 21% of Registrant’s net sales.
In Fiscal 2007, approximately 2% of Registrant’s net sales were recorded in Registrant’s Tokyo Flagship store, which is operated by Registrant’s wholly-owned subsidiary Tiffany & Co. Japan Inc. (“Tiffany-Japan”). Sales recorded in retail locations operated in connection with Mitsukoshi Ltd. of Japan (“Mitsukoshi”) accounted for 5%, 9% and 11%, in Fiscal 2007, 2006 and 2005, respectively. With a concentration of 15 of the total 49 TIFFANY & CO. department store boutiques in Japan, Mitsukoshi is the single largest department store with TIFFANY & CO. boutiques in Japan.
Tiffany-Japan has merchandising and marketing responsibilities in the operation of TIFFANY & CO. boutiques in department store locations throughout Japan. Department stores act for Tiffany-Japan in the sale of merchandise. Tiffany-Japan owns the merchandise and recognizes as revenues the retail price charged to the ultimate consumer in Japan. Tiffany-Japan establishes retail prices, bears the risk of currency fluctuation, provides one or more brand managers in each boutique, controls merchandising and display within the boutiques, manages inventory and controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise. The department stores in Japan provide and maintain boutique facilities and assume retail credit and certain other risks.
The department stores provide retail staff in “Standard Boutiques” and Tiffany-Japan provides retail staff in “Concession Boutiques.” At the end of Fiscal 2007, there were 6 Standard Boutiques and 43 Concession Boutiques operated with department stores in Japan. Risk of inventory loss varies depending on whether the boutique is a Standard Boutique or a Concession Boutique. The department stores bear responsibility for loss or damage to the merchandise in Standard Boutiques and Tiffany-Japan bears the risk in Concession Boutiques.
The department stores retain a portion (the “basic portion”) of the net retail sales made in TIFFANY & CO. boutiques. The basic portion varies depending on the type of boutique and the retail price of the merchandise involved with the fees generally varying from store to store. The highest basic portion available to any department store is 23% and the lowest is 14%.
In recent years, the Company has been closing underperforming boutiques in Japan and relocating to other department store locations in order to improve sales growth and profitability. Management will continue to identify suitable prime retail locations and does not anticipate reducing overall store-count in Japan during that transition.
The Company’s commercial relationships with department stores in Japan, and their abilities to continue to operate as leading department store operators have been and will continue to be substantial factors in the Company’s continued success in Japan. At the end of Fiscal 2007, TIFFANY & CO. boutiques were located in 15 locations operated with Mitsukoshi and 34 other retail locations with other Japanese department stores, including among others Takashimaya, Isetan and Daimaru. Tiffany-Japan also operates four freestanding stores outside the scope of its Japanese department store operations.
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
In 2007, Mitsukoshi and Isetan department stores announced plans to merge to form the company Isetan Mitsukoshi Holdings Ltd. in April 2008, making it the largest department store group in Japan.

TIFFANY & CO.

Mitsukoshi and Isetan department stores will retain their current names after the merger. The establishment of Isetan Mitsukoshi Holdings Ltd. realigned Japan’s department store sector, transforming it into a venue dominated by four main department store groups including the J. Front Retailing Co., which integrated Daimaru and Matsuzakaya department stores, Takashimaya and the Millennium Retailing Co., which was formed in 2003, integrating the Sogo and Seibu department stores. The Company operates TIFFANY & CO. boutiques in each of the aforementioned department stores.
International Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in England, Wales, Northern Ireland and Scotland through its U.K. website at www.tiffany.com/uk. The Company also offers a selection of TIFFANY & CO. merchandise for purchase in Japan and Canada through websites at www.tiffany.co.jp and www.tiffany.ca. In 2008, the Company expects to offer a selection of TIFFANY & CO. merchandise for purchase in Australia through its website at www.tiffany.com/au. The scope and selection of merchandise offered for purchase on these international websites is comparable to the selection offered on the U.S. website (see U.S. Internet Sales below).
International Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in markets in the Central/South American, Caribbean, Canadian, Asia-Pacific, Russian and Middle Eastern regions. Such sales represented approximately 3% of net sales in Fiscal 2007. Management anticipates continued expansion of international wholesale distribution in these regions as markets are developed.
Expansion of International Retail Operations. Tiffany began its ongoing program of international expansion through proprietary retail stores in 1986 with the establishment of the London Flagship store. Registrant expects to continue to open TIFFANY & CO. stores in locations outside the United States and to selectively expand its channels of distribution in important markets around the world without compromising the long-term value of the TIFFANY & CO. trademark. Management currently contemplates opening approximately 20 TIFFANY & CO. international stores and boutiques in 2008, and at least 12 to 15 annually in subsequent years.

[Remainder of this page is intentionally left blank]

TIFFANY & CO.

The following chart details the growth in TIFFANY & CO. stores and boutiques since Fiscal 1987 on a worldwide basis:
Worldwide TIFFANY & CO. Retail Locations Operated by Registrant’s Subsidiary Companies

		Canada,
		Central/
End of		South				Other
Fiscal:	U.S.	Americas	Europe	Japan		Asia-Pacific	Total

1987	8	0	2	0		0	10
1988	9	0	3	0		1	13
1989	9	0	5	0		2	16
1990	12	0	5	0		3	20
1991	13	1	7	0		4	25
1992	16	1	7	7		4	35
1993	16	1	6	37	*	5	65
1994	18	1	6	37		7	69
1995	21	1	6	38		9	75
1996	23	1	6	39		12	81
1997	28	2	7	42		17	96
1998	34	2	7	44		17	104
1999	38	3	8	44		17	110
2000	42	4	8	44		21	119
2001	44	5	10	47		20	126
2002	47	5	11	48		20	131
2003	51	7	11	50		22	141
2004	55	7	12	53		24	151
2005	59	7	13	50		25	154
2006	64	9	14	52		28	167
2007	70	10	17	53		34	184

* Prior to July 1993, many TIFFANY & CO. boutiques in Japan were operated by Mitsukoshi (ranging from 21 in 1987 to 29 in 1993)
Direct Marketing
U.S. Internet Sales. Tiffany distributes a selection of more than 3,500 products through its website at www.tiffany.com for purchase in the United States. Sales for transactions made on websites outside the U.S. are reported in the International Retail channel of distribution. Business account holders may make gift purchases through the Company’s website at http://business.tiffany.com. Price allowances are given to eligible business account holders for certain purchases on the Tiffany for Business website.
Catalogs. Tiffany also distributes catalogs of selected merchandise to its proprietary list of customers and to mailing lists rented from third parties. SELECTIONS® catalogs are published, supplemented by COLLECTIONS and other catalogs.

TIFFANY & CO.

The following table sets forth certain data with respect to mail, telephone and Internet order operations for the periods indicated:

	2007	2006	2005

Number of names on U.S. catalog mailing and U.S. Internet lists at fiscal year-end (consists of U.S. customers who purchased by mail, telephone or Internet prior to the applicable date):	3,593,167	3,187,500	2,821,638

Total U.S. catalog mailings during fiscal year (in millions):	19.5	21.7	24.4

Total U.S. mail, telephone or Internet orders received during fiscal year:	770,918	744,414	704,221

Other
This channel of distribution includes the consolidated results of existing businesses that sell merchandise under trademarks or tradenames other than TIFFANY & CO. In Fiscal 2004, the Company also initiated, through this channel of distribution, wholesale sales of diamonds that were found to be unsuitable for Tiffany’s needs.
Registrant believes that the sale of merchandise under trademarks or tradenames other than TIFFANY & CO. offers an opportunity to achieve incremental growth in sales and earnings without diminishing the distinctive appeal of the TIFFANY & CO. brand. Businesses to be developed or acquired for this channel have been and will be chosen with a view to more fully exploit Registrant’s established infrastructure for distribution and manufacturing of luxury products, store development and brand management.
Wholesale Diamond Sales. In Fiscal 2003, the Company began to purchase rough diamonds. In Fiscal 2004, the Company commenced the sale of diamonds that were found unsuitable for Tiffany’s needs. Tiffany purchases parcels of rough diamonds, but not all the diamonds in a parcel are suitable for Tiffany’s production. In addition, after production not all polished diamonds are suitable for Tiffany jewelry. These diamonds that do not meet Tiffany’s quality standards are sold to third parties through the Other channel of distribution. The Company’s objective from such sales is to recoup its original costs, thereby earning minimal, if any, gross margin on those transactions.
Iridesse, Inc. In Fiscal 2004, the Company organized a new retail subsidiary, under the name Iridesse, Inc., to engage exclusively in the design and retail sale of pearl jewelry in the United States. At the end of Fiscal 2007, there were 16 IRIDESSE retail stores (see Item 2. Properties, IRIDESSE Stores, for further information concerning IRIDESSE retail store leases).
Little Switzerland, Inc. In 2007, the Company sold its interest in Little Switzerland, Inc. to an unaffiliated third party. Its results have been reclassified to discontinued operations.
ADVERTISING AND PROMOTION
Registrant regularly advertises, primarily in newspapers and magazines, and periodically conducts product promotional events. In Fiscal 2007, 2006 and 2005, Registrant spent approximately $174 million, $162 million and $137 million, respectively, on worldwide advertising, which includes costs for media, production, catalogs, promotional events and other related items.

TIFFANY & CO.

Public Relations (promotional) activity is a significant aspect of Registrant’s business. Management believes that Tiffany’s image is enhanced by a program of charity sponsorships, grants and merchandise donations. Donations are also made to The Tiffany & Co. Foundation, a private foundation organized to support 501(c)(3) charitable organizations with efforts concentrated in environmental conservation and support for the decorative arts. Tiffany also engages in a program of retail promotions and media activities to maintain consumer awareness of the Company and its products. Each year, Tiffany publishes its well-known Blue Book which showcases jewelry and other merchandise. John Loring, Tiffany’s Design Director, is the author of numerous books featuring TIFFANY & CO. products. Registrant considers these and other promotional efforts important in maintaining Tiffany’s image.
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
In July 2004, Tiffany initiated a civil proceeding against eBay, Inc. in the Federal District Court for the Southern District of New York, alleging direct and contributory trademark infringement, unfair competition, false advertising and trademark dilution. Tiffany seeks damages and injunctive relief stemming from eBay’s alleged assistance and contribution to the offering for sale, advertising and promotion, in the United States, of counterfeit TIFFANY jewelry and any other jewelry or merchandise which bears the TIFFANY trademark and is dilutive or confusingly similar to the TIFFANY trademarks. In November 2007, the case was tried as a bench trial and the parties are awaiting the Court’s verdict.
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
In Fiscal 2005, Tiffany became the sole licensee for jewelry designed by the architect, Frank Gehry. The Gehry collection was made available for retail sale in the first quarter of Fiscal 2006. Merchandise designed by Mr. Gehry accounted for 2% of the Company’s net sales in Fiscal 2007 and 2006.
Ms. Peretti and Ms. Picasso retain ownership of copyrights for their designs and of their trademarks and exercise approval rights with respect to important aspects of the promotion, display, manufacture and merchandising of their designs. Tiffany is required by contract to devote a portion of its advertising budget to the promotion of their respective products; each is paid a royalty by Tiffany for jewelry and other items designed by them and sold under their respective names. Written agreements exist between Ms. Peretti and Tiffany and between Ms. Picasso and Tiffany, but may be terminated by either party following six months notice to the other party. No arrangements are currently in place to continue the sale of designs following the death or disability of either Elsa Peretti or Paloma Picasso. Tiffany is the sole retail source for merchandise designed by Ms. Peretti worldwide; however, she has reserved by contract the right to appoint other distributors in markets outside the United States, Canada, Japan, Singapore, Australia, Italy, the United Kingdom, Switzerland and Germany. In Fiscal 1992, Tiffany acquired trademark and other rights necessary to sell the designs of the late Mr. Schlumberger under the TIFFANY-SCHLUMBERGER trademark.
The designs of Ms. Peretti accounted for 11%, 12% and 13% of the Company’s net sales in Fiscal 2007, 2006 and 2005, respectively. Merchandise designed by Ms. Picasso accounted for 3% of the Company’s net sales in Fiscal 2007, and 4% of the Company’s net sales in Fiscal 2006 and 2005. Registrant’s operating results could be adversely affected were it to cease to be a licensee of either of these designers or should its degree of exclusivity in respect of their designs be diminished.
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
The following table shows Tiffany’s sources of jewelry merchandise, based on cost, for the periods indicated:

	2007	2006	2005

Finished Goods produced by Tiffany*	59%	58%	65%
Finished Goods purchased from others	41%	42%	35%

	100%	100%	100%

*	Includes raw materials provided by Tiffany to subcontractors.
TIFFANY & CO.

Almost all non-jewelry items are purchased from third-party vendors.
Purchases of Polished Gemstones and Precious Metals. Gemstones and precious metals used in making Tiffany’s jewelry may be purchased from a variety of sources. Most purchases are from suppliers with which Tiffany enjoys long-standing relationships.
Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 48%, 46% and 46% of Tiffany’s net sales in Fiscal 2007, 2006 and 2005, respectively. Products containing one or more diamonds of one carat or larger accounted for 11%, 10% and 10% of net sales in each of those years, respectively.
Tiffany purchases polished diamonds principally from seven key vendors. Were trade relations between Tiffany and one or more of these vendors to be disrupted, the Company’s sales would be adversely affected in the short term until alternative supply arrangements could be established. Diamonds of one carat or greater that meet the quality demands of Tiffany are increasingly more scarce and difficult to acquire than smaller diamonds. Prices for all Tiffany quality diamonds are increasing, however the prices for greater-than-one-carat diamonds are increasing at a faster rate than diamonds smaller than one carat. Established sources for smaller diamonds would be more easily replaced in the event of a disruption in supply than could sources for larger diamonds.
Some, but not all, of Tiffany’s suppliers are DTC sight-holders (see below), and it is estimated that a significant portion of the diamonds that Tiffany has purchased have had their source with the DTC.
Acquiring diamonds for the engagement business is increasingly difficult because of supply limitations; at times, Tiffany is not able to maintain a comprehensive selection of diamonds in each retail location due to the broad assortment of sizes, colors, clarity grades and cuts demanded by customers.
Except as noted above, Tiffany believes that there are numerous alternative sources for gemstones and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.
Purchases of Rough Diamonds. Until Fiscal 2003, the Company did not purchase rough (uncut and unpolished) diamonds. Since that time, the Company has established diamond processing operations that purchase, sort, cut and/or polish rough diamonds for use by Tiffany. The Company now has such operations in Canada’s Northwest Territories, Belgium, South Africa, Botswana, Namibia, China and Vietnam. Operations in South Africa, Botswana and Namibia are conducted through joint ventures with third parties. The Company will continue to invest in additional opportunities that will potentially lead to additional “conflict-free” (see below) sources of rough diamonds.
In Fiscal 2007, approximately 40% of the polished diamonds acquired by Tiffany for use in jewelry were produced from rough diamonds purchased by the Company. The balance of Tiffany’s needs for polished diamonds were purchased from third parties (see above). The Company expects to continue to purchase rough diamonds in increasing amounts. In conducting these activities, it is the Company’s intention to supply Tiffany’s needs for cut/polished diamonds to as great an extent as possible.
In order to acquire rough diamonds, the Company must purchase mixed boxes of rough diamonds or purchase “run-of-mine” production. Thus, it is necessary to purchase rough diamonds that cannot be cut to meet Tiffany’s quality standards and that must be sold to third parties; such sales have been conducted through Registrant’s Other channel of distribution. To make such sales, the Company must charge a market price and is unable to earn any significant profit above its original cost. Sales of rough
TIFFANY & CO.

diamonds in the Other channel of distribution have had and will continue to have the effect of reducing the Company’s overall gross margins.
The DTC. The supply and price of rough diamonds in the principal world markets have been and continue to be significantly influenced by a single entity, the Diamond Trading Company (the “DTC”), an affiliate of De Beers S.A., the Luxembourg-based holding company of the De Beers Group. However, the role of the DTC is rapidly changing and that change has greatly affected, and will continue to affect, traditional channels of supply in the markets for rough and cut diamonds. The DTC continues to supply a significant portion of the world market for rough, gem-quality diamonds, notwithstanding that its historical ability to control worldwide production supplies has been significantly diminished due to changing policies in diamond-producing countries and revised contractual arrangements with other diamond mine operators. Responding to pressure from the European Commission, in Fiscal 2005 the DTC entered into commitments for a three-year phase-out of purchases of rough diamonds from the world’s second largest producer, ALROSA Company Limited, which accounts for over 98% of Russian diamond production. Russia is the second largest diamond producing country in the world, in value, after Botswana. The DTC maintains separate arrangements to purchase and distribute diamonds produced in Botswana. The DTC’s three-year phase-out commitments with ALROSA are anticipated to make additional rough diamonds available for competitive bid.
The DTC continues to exert a significant influence on the demand for polished diamonds through advertising and marketing efforts throughout the world and through the requirements it imposes on those who purchase rough diamonds from the DTC (“sight-holders”). The Company is a DTC sight-holder through its joint ventures (see above).
Worldwide Availability of Diamonds. The availability and price of diamonds to the DTC, Tiffany and Tiffany’s suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. As a consequence of changes in the sight-holder system and increased competition in the retail diamond trade, substantial competition exists for rough diamonds, which resulted in significant increases in diamond prices commencing in Fiscal 2004 and continued, albeit lesser, increases in diamond prices through 2007. Sustained interruption in the supply of rough diamonds, an overabundance of supply or a substantial change in the marketing arrangements described above could adversely affect Tiffany and the retail jewelry industry as a whole. Changes in the marketing and advertising policies of the DTC and its direct purchasers could affect consumer demand for diamonds. Additionally, an affiliate of the DTC has formed a joint venture with an affiliate of a major luxury goods retailer for the purpose of retailing diamond jewelry under the DEBEERS trademark. This joint venture has become a competitor of Tiffany. Further, the DTC has encouraged its sight-holders to engage in diamond brand development, which may also increase demand for diamonds and affect the supply of diamonds in certain categories.
Conflict Diamonds. Increasing attention has been focused in recent years on the issue of “conflict” diamonds. Conflict diamonds are extracted from war-torn geographic regions and sold by rebel forces to fund insurrection. Allegations have been made that diamond trading is used as a source of funds to further terrorist activities. Concerned participants in the diamond trade, including Tiffany and non-government organizations, seek to exclude such diamonds, which represent a small fraction of the world’s supply, from legitimate trade through an international system of certification and legislation. It is expected that such efforts will not substantially affect the supply of diamonds.
Manufactured Diamonds. Manufactured diamonds have become available in small quantities. Although significant questions remain as to the ability of producers to produce manufactured diamonds economically within a full range of sizes and natural diamond colors, and as to consumer acceptance of
TIFFANY & CO.

manufactured diamonds, it is possible that manufactured diamonds may become a factor in the market. Should manufactured diamonds come into the market in significant quantities at prices significantly below those for natural diamonds of comparable quality, the price for natural diamonds may fall unless consumers are willing to pay a premium for natural diamonds. Such a price decline could affect the price that Tiffany is able to obtain for its products. Also, a significant decline in the price of natural diamonds may affect the economics of diamond mining, causing some mining operations to become uneconomic; this, in turn, could lead to shortages in natural diamonds.
Finished Jewelry. Finished jewelry is purchased from approximately 90 manufacturers, most of which have long-standing relationships with Tiffany. However, Tiffany does not enter into long-term supply arrangements with its finished goods vendors. Tiffany does enter into written blanket purchase-order agreements with nearly all of its finished goods vendors. These agreements may be terminated at any time by Tiffany without penalty; such termination would not discharge Tiffany’s obligations under unfilled purchase orders placed prior to termination. The blanket purchase-order agreements establish non-price terms by which Tiffany may purchase and by which vendors may sell finished goods to Tiffany. These terms include payment terms, shipping procedures, product quality requirements, merchandise specifications and vendor social responsibility requirements. Tiffany believes that there are alternative sources for most jewelry items; however, due to the craftsmanship involved in certain designs, Tiffany would have difficulty finding readily available alternatives in the short term.
Watches. Watch sales by the Company in Fiscal 2007 constituted approximately 2% of net sales. In 2007, the Company entered into a 20-year license and distribution agreement with The Swatch Group Ltd. for the manufacture and distribution of TIFFANY & CO. brand watches. Under the agreement, the Swatch Group will incorporate a new watch-making company in Switzerland. The new company will be authorized to use certain trademarks owned by the Company and operate under the TIFFANY & CO. name. The two companies will collaborate on design, engineering, manufacturing, marketing, distribution and service. The distribution of TIFFANY & CO. watches will be made through the Swatch Group Ltd. distribution network via Swatch Group affiliates, Swatch Group retail facilities and third party distributors as well as through TIFFANY & CO. stores.
COMPETITION
TIFFANY & CO. stores encounter significant competition in all product lines. Some competitors specialize in just one area in which Tiffany is active. Many competitors have established worldwide, national or local reputations for style, quality, expertise and customer service similar to Tiffany and compete on the basis of that reputation. Other jewelers and retailers compete primarily through advertised price promotion. Tiffany competes on the basis of its reputation for high-quality products, brand recognition, customer service and distinctive value-priced merchandise and does not engage in price promotional advertising.
Competition for engagement jewelry sales is particularly fierce and becoming more so. Tiffany’s price for diamonds reflects the rarity of the stones it offers and the rigid parameters it exercises with respect to the cut, clarity and other quality factors which increase the beauty of Tiffany diamonds, but also increase Tiffany’s cost. Tiffany competes in this market by stressing quality.
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
TIFFANY & CO.

its position in the Internet marketplace by refining and expanding its merchandise selection and services.
SEASONALITY
As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Management expects such seasonality to continue.
EMPLOYEES
As of January 31, 2008, the Registrant’s subsidiary corporations employed an aggregate of approximately 8,800 full-time and part-time persons. Of those employees, approximately 6,000 are employed in the United States. Approximately 40 of the total number of Registrant’s subsidiary’s employees in South Africa are represented by unions and approximately 440 of the total number of Registrant’s subsidiary’s employees in Vietnam are represented by unions. None of Registrant’s unionized employees are employed in the United States. Registrant believes that relations with its employees and these unions are good.
AVAILABLE INFORMATION
The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Tiffany & Co. and other companies that file materials with the SEC electronically. You may also obtain copies of the Company’s annual reports on Form 10-K, Forms 10-Q and Forms 8-K, free of charge on the Company’s website at http://investor.tiffany.com/financials.cfm.
[Remainder of this page is intentionally left blank]
TIFFANY & CO.

Item 1A. Risk Factors.
As is the case for any retailer, Registrant’s success in achieving its objectives and expectations is dependent upon general economic conditions, competitive conditions and consumer attitudes. However, certain factors are specific to the Registrant and/or the markets in which it operates.
The following “risk factors” are specific to Registrant; these risk factors affect the likelihood that Registrant will achieve the financial objectives and expectations communicated by management:
(i) Risk: that a decline in consumer confidence will adversely affect Registrant’s sales.
          As a retailer of goods which are discretionary purchases, Registrant’s sales results are particularly sensitive to changes in consumer confidence. Consumer confidence is affected by general business conditions; changes in the market value of securities and real estate; inflation; interest rates and the availability of consumer credit; tax rates; and expectations of future economic conditions and employment prospects.
          Consumer spending for discretionary goods generally declines during times of falling consumer confidence, which will negatively affect Registrant’s earnings because of its cost base and inventory investment.
(ii) Risk: that sales will decline or remain flat in Registrant’s fourth fiscal quarter, which includes the holiday selling season.
          Registrant’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Poor sales results during Registrant’s fourth quarter will have a material adverse effect on Registrant’s sales and profits.
(iii) Risk: that regional instability and conflict will disrupt tourist travel.
          Unsettled regional and global conflicts or crises which result in military, terrorist or other conditions creating disruptions or disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Registrant operates retail stores could adversely affect the Registrant’s sales and profits.
(iv) Risk: that the Japanese yen will weaken against the U.S. dollar and require Registrant to raise prices or shrink profit margins in Japan.
          Registrant’s sales in Japan represented approximately 17% of Registrant’s net sales in Fiscal 2007. A substantial weakening of the Japanese yen against the U.S. dollar would require Registrant to raise its retail prices in Japan or reduce its profit margins. Japanese consumers may not accept significant price increases on Registrant’s goods; thus there is a risk that a substantial weakening of the yen will result in reduced sales or profit margins.
(v) Risk: that Registrant will be unable to continue to offer merchandise designed by Elsa Peretti or Paloma Picasso.
          Registrant’s long-standing right to sell the jewelry designs of Elsa Peretti and Paloma Picasso and use their trademarks is responsible for a substantial portion of Registrant’s revenues. Merchandise designed by Elsa Peretti and by Paloma Picasso accounted for 11% and 3% of Fiscal 2007 net sales, respectively. Tiffany has exclusive license arrangements with Elsa Peretti and Paloma Picasso; these arrangements are subject to royalty payments as well as other requirements. Each license may be
TIFFANY & CO.

terminated by Tiffany or the designer on six-months notice, even in the case where no default has occurred. Also, no agreements have been made for the continued sale of the designs or use of the trademarks ELSA PERETTI or PALOMA PICASSO following the death of either designer. Loss of either license would materially adversely affect Registrant’s business through lost sales and profits.
(vi) Risk: that increased commodity prices or reduced supply availability will adversely affect Registrant’s ability to produce and sell products at historic profit margins.
          Most of Registrant’s jewelry and non-jewelry offerings are made with diamonds, gemstones and/or precious metals. A significant change in the prices of these commodities could adversely affect Registrant’s business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial decrease in the supply or an increase in the price of raw materials and/or high-quality rough and polished diamonds within the quality grades, colors and sizes that customers demand could lead to decreased customer demand and lost sales and/or reduced gross profit margins.
(vii) Risk: that the value of the TIFFANY & CO. trademark will decline due to the sale by infringers of counterfeit merchandise.
          The TIFFANY & CO. trademark is an asset which is essential to the competitiveness and success of Registrant’s business and Registrant takes appropriate action to protect it. However, Registrant’s enforcement actions have not stopped the imitation and counterfeit of Registrant’s merchandise or the infringement of the trademark. The continued sale of counterfeit merchandise could have an adverse effect on the TIFFANY & CO. brand by undermining Tiffany’s reputation for quality goods and making such goods appear less desirable to consumers of luxury goods. Damage to the brand would result in lost sales and profits.
(viii) Risk: that Registrant will be unable to lease sufficient space for its retail stores in prime locations.
          Registrant, positioned as a luxury goods retailer, has established its retail presence in choice store locations. If Registrant cannot secure and retain locations on suitable terms in prime and desired luxury shopping locations, its expansion plans, sales and profits will be jeopardized.
(ix) Risk: that Registrant’s business is dependent upon the distinctive appeal of the TIFFANY & CO. brand.
          The TIFFANY & CO. brand’s association with quality, luxury and exclusivity is integral to the success of Registrant’s business. Registrant’s expansion plans for retail and direct selling operations and merchandise development, production and management support the brand’s appeal. Consequently, poor maintenance, promotion and positioning of the TIFFANY & CO. brand through market over-saturation may adversely affect the business by diminishing the distinctive appeal of the TIFFANY & CO. brand and tarnishing its image. This will result in lower sales and profits.
Item 1B. Unresolved Staff Comments.
NONE
Item 2. Properties.
Registrant owns or leases its principal operating facilities and occupies its various store premises under lease arrangements that are generally on a two to ten-year basis.
TIFFANY & CO.

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
LONDON FLAGSHIP STORE
In October 2007, the Company sold the building housing the TIFFANY & CO. Flagship store in London and simultaneously entered into a 15-year lease with two 10-year renewable options. The Company completed a renovation and reconfiguration of the store in Fiscal 2006, which increased its gross square footage from 15,200 to 22,400.
TOKYO FLAGSHIP STORE
In August 2007, the Company sold the land and multi-tenant building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district and leased back only the 12,000 gross square feet of the property that was occupied immediately prior to the transaction. The lease expires in 2032; however, the Company has options to terminate the lease in 2022 and 2027 without penalty.
TIFFANY & CO. — U.S. AND INTERNATIONAL RETAIL STORES
The following table provides a reconciliation of Company-operated TIFFANY & CO. stores and boutiques:

			Other
2007	United States	Japan	Countries	Total

Beginning of year	64	52	51	167
Opened, net of relocations	7	4	10	21
Closed	(1)	(3)	—	(4)

End of year	70	53	61	184

			Other
2006	United States	Japan	Countries	Total

Beginning of year	59	50	45	154
Opened, net of relocations	5	4	7	16
Closed	—	(2)	(1)	(3)

End of year	64	52	51	167

U.S. TIFFANY & CO. Stores
In Fiscal 2007, Tiffany leased and operated 69 retail branch locations in the U.S. totaling approximately 493,000 gross square feet devoted to retail selling and operations (not including the New York Flagship store). Tiffany retail branch stores range from approximately 1,300 to 18,000 gross square feet with an
TIFFANY & CO.

average retail store size of approximately 7,100 gross square feet. Most new branch stores opened since Fiscal 2001 are approximately 5,000 to 6,000 gross square feet, and display primarily jewelry and timepieces, with a select assortment of china and crystal giftware. Management currently contemplates the opening of new TIFFANY & CO. branch stores in the United States in this format at the rate of approximately five to seven stores per year. Beginning in 2008, the Company will also open a smaller format 2,000 gross square foot store that offers jewelry (except engagement and high-end statement jewelry) and anticipates opening three to five of these stores annually. Stores of this format will carry a reduced selection of merchandise in order to concentrate on higher-margin products and will occupy a smaller footprint than Tiffany’s full-line stores. Management believes that this new format will be highly efficient and will give the Company the opportunity to open stores in affluent, albeit smaller, U.S. cities and to better serve larger markets where the Company already operates full assortment stores. Anticipation of this format underpins management’s expanded store opening program for the U.S.
New U.S. TIFFANY & CO. Retail Branch Store Leases. In addition to the U.S. leases described above, Registrant has entered into the following new leases for domestic stores expected to open in Fiscal 2008: a 10-year lease for an approximately 5,900 gross square foot store in Topanga Plaza in Los Angeles, California, a 10-year lease for an approximately 6,000 gross square foot store in West Hartford, Connecticut, a 10-year lease for an approximately 5,600 gross square foot store in Pittsburgh, Pennsylvania, a 10-year lease for an approximately 6,100 gross square foot store in Columbus, Ohio, and a 10-year lease for an approximately 2,600 gross square foot store in Glendale, California. This Glendale store will be the first to employ a new format.
International TIFFANY & CO. Stores
At the end of Fiscal 2007, Registrant operated 114 retail locations internationally, including the London and Tokyo Flagship stores, totaling approximately 327,000 gross square feet devoted to retail selling and operations. Outside of Japan, Registrant operates 61 international retail stores ranging from approximately 700 to 22,000 gross square feet with an average retail store size of approximately 3,000 gross square feet. At the end of Fiscal 2007, Registrant operated 53 retail locations in Japan ranging from approximately 1,100 to 12,000 gross square feet with an average retail store size of approximately 2,700 gross square feet.
New International TIFFANY & CO. Retail Branch Store Leases. In addition to the International locations listed above, Registrant has entered into the following new leases for International branch stores expected to open in Fiscal 2008: a 7-year lease for an approximately 1,600 gross square foot store in London Heathrow Airport, United Kingdom; a 9-year lease for an approximately 3,100 gross square foot store in Brussels, Belgium; a 10-year lease for an approximately 3,900 gross square foot store in Dusseldorf, Germany; a 10-year lease for an approximately 6,000 gross square foot store in Madrid, Spain; a 10-year lease for an approximately 4,700 gross square foot store in Perth, Australia; a 3-year lease for an approximately 2,200 gross square foot store in Shenyang, China and a 3-year lease for an approximately 2,200 gross square foot store in Chengdu, China .
For Fiscal 2008, Registrant’s Japanese affiliate has entered into contractual obligations with Daimaru Department store in Fukuoka, Japan; Matsuzakaya Department store in Tokyo, Japan; Entetsu Department store in Hamamatsu, Japan; and Hankyu Department Store in Osaka, Japan for the operation of Concession Boutiques within said department stores of areas comprising approximately 1,800, 4,900, 1,800, and 600 gross square feet, respectively.
TIFFANY & CO.

IRIDESSE Stores
In Fiscal 2007, Iridesse leased and operated 16 retail locations in the U.S. totaling approximately 23,000 gross square feet devoted to retail selling and operations. Iridesse retail stores range from approximately 1,200 to 1,700 gross square feet with an average retail store size of approximately 1,400 gross square feet. Iridesse rents its retail store locations under standard shopping mall leases, which may contain minimum rent escalations, for an average term of 10 years. Iridesse leases are all directly or indirectly guaranteed by Registrant.
New IRIDESSE Store Leases. Iridesse has not entered into any new lease agreements for stores in 2008.
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
In September 2005, Tiffany sold the RSC and entered into a long term lease which expires in 2025 and has options for two 10-year renewal periods.
CUSTOMER FULFILLMENT CENTER
In Fiscal 2001, Tiffany entered into a ground lease of undeveloped property in Hanover Township, New Jersey in order to construct and occupy a Customer Fulfillment Center (“CFC”) to manage the warehousing and processing of direct-to-customer orders and to perform other distribution functions. Construction of the CFC was completed and Tiffany commenced operations at this facility in September 2003. The CFC is approximately 266,000 square feet; an area of approximately 34,500 square feet is devoted to office use and the balance is devoted to warehousing, shipping, receiving, merchandise processing and other warehouse functions.
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
On July 1, 1997, Tiffany entered into a lease for an approximately 34,000 square foot manufacturing facility in Pelham, New York, to expire on June 30, 2008. In 2007, Tiffany renewed the lease until June 30, 2013 and modified the rentable square footage to total approximately 44,500 square feet.
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
See Item 1. Business under TRADEMARKS for disclosure on Tiffany and Company v. eBay, Inc.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended January 31, 2008.
Executive Officers of Registrant. See Item 13. Certain Relationships and Related Transactions, and Director Independence for information on the section titled “EXECUTIVE OFFICERS OF THE COMPANY” as incorporated by reference from Registrant’s Proxy Statement dated April 10, 2008.
TIFFANY & CO.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Registrant’s Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2007 were:

	High	Low

First Fiscal Quarter	$50.00	$39.13
Second Fiscal Quarter	$56.79	$46.56
Third Fiscal Quarter	$57.34	$39.53
Fourth Fiscal Quarter	$53.66	$32.84

On March 20, 2008, the high and low selling prices quoted on such exchange were $38.95 and $36.25, respectively. On March 20, 2008, there were 11,814 holders of record of Registrant’s Common Stock.
In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2006 were:

	High	Low

First Fiscal Quarter	$39.50	$34.77
Second Fiscal Quarter	$35.31	$30.11
Third Fiscal Quarter	$36.95	$29.63
Fourth Fiscal Quarter	$40.80	$34.71

It is Registrant’s policy to pay a quarterly dividend on the Registrant’s Common Stock, subject to declaration by Registrant’s Board of Directors. In Fiscal 2006, a dividend of $0.08 per share of Common Stock was paid on April 10, 2006, and dividends of $0.10 per share of Common Stock were paid on July 10, 2006, October 10, 2006 and January 10, 2007. In Fiscal 2007, a dividend of $0.10 per share of Common Stock was paid on April 10, 2007, a dividend of $0.12 per share of Common Stock was paid on July 10, 2007 and dividends of $0.15 were paid on October 10, 2007 and January 10, 2008.
In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Annual Report on Form 10-K, 1,262,521 shares of Registrant’s Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered “affiliates” under the provisions of Rule 405 promulgated under the Securities Act of 1933.
TIFFANY & CO.

The following table contains the Company’s stock repurchases of equity securities in the fourth quarter of Fiscal 2007:
Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares, (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share (or	Publicly Announced	Purchased Under the
Period	Purchased	Unit)	Plans or Programs	Plans or Programs*

November 1, 2007 to November 30, 2007	4,313,691	$46.82	4,313,691	$337,224,000

December 1, 2007 to December 31, 2007	2,565,200	$46.58	2,565,200	$217,736,000

January 1, 2008 to January 31, 2008	2,420,600	$40.04	2,420,600	$620,806,000

TOTAL	9,299,491	$44.99	9,299,491	$620,806,000

*	In January 2008, the Company extended the expiration date of the program to January 2011 and increased by $500,000,000 the amount authorized for repurchase of its Common Stock.
[Remainder of this page is intentionally left blank]
TIFFANY & CO.

Item 6. Selected Financial Data.
The following table sets forth selected financial data, certain of which have been derived from the Company’s consolidated financial statements for fiscal 2003-2007:

(in thousands, except per share amounts,
percentages, ratios, retail locations and employees)	2007	2006	2005	2004	2003

EARNINGS DATA
Net sales	$2,938,771	$2,560,734	$2,312,792	$2,127,559	$1,928,949
Gross profit	1,630,272	1,441,550	1,307,778	1,197,521	1,128,322
Selling, general & administrative expenses	1,204,990	1,010,754	920,153	902,042	769,091
Net earnings from continuing operations	331,319	268,693	260,283	305,856	220,022
Net earnings	303,772	253,927	254,655	304,299	215,517
Net earnings from continuing operations	2.40	1.91	1.79	2.07	1.48
per diluted share
Net earnings per diluted share	2.20	1.80	1.75	2.05	1.45
Weighted-average number of diluted common shares	138,140	140,841	145,578	148,093	148,472

BALANCE SHEET AND CASH FLOW DATA
Total assets	$2,922,156	$2,845,510	$2,777,272	$2,666,118	$2,391,088
Cash and cash equivalents	246,654	175,008	391,594	186,065	246,180
Short-term investments	–	15,500	–	139,200	27,450
Inventories, net	1,242,465	1,146,674	999,706	1,002,221	826,314
Short-term borrowings and long-term debt (including current portion)	453,137	518,462	471,676	430,963	477,773
Stockholders’ equity	1,637,367	1,804,895	1,830,913	1,701,160	1,468,200
Working capital	1,258,706	1,253,973	1,334,233	1,208,068	952,923
Cash flows from operating activities	391,395	239,036	268,458	144,664	287,425
Capital expenditures	185,608	174,551	148,159	137,059	268,567
Stockholders’ equity per share outstanding	12.92	13.28	12.85	11.77	10.01
Cash dividends paid per share	0.52	0.38	0.30	0.23	0.19

RATIO ANALYSIS AND OTHER DATA
As a percentage of net sales:
Gross profit	55.5%	56.3%	56.5%	56.3%	58.5%
Selling, general & administrative expenses	41.0%	39.5%	39.8%	42.4%	39.9%
Net earnings from continuing operations	11.3%	10.5%	11.3%	14.4%	11.4%
Net earnings	10.3%	9.9%	11.0%	14.3%	11.2%
Capital expenditures	6.3%	6.8%	6.4%	6.4%	13.9%
Return on average assets	10.5%	9.0%	9.4%	12.0%	10.0%
Return on average stockholders’ equity	17.6%	14.0%	14.4%	19.2%	16.1%
Total debt-to-equity ratio	27.7%	28.7%	25.8%	25.3%	32.5%
Dividends as a percentage of net earnings	23.0%	20.7%	16.8%	11.0%	12.9%
Company-operated TIFFANY & CO. stores and boutiques	184	167	154	151	141
Number of employees	8,800	8,700	8,100	7,300	6,900

All references to years relate to the fiscal year that ends on January 31 of the following calendar year. All prior year amounts have been restated to present the sale of Little Switzerland, Inc. as a discontinued operation (see Note C to consolidated financial statements).
TIFFANY & CO.

NOTES TO SELECTED FINANCIAL DATA
Financial information for 2007 includes the following amounts, totaling $41,934,000 of net pre-tax expense ($12,667,000 net after-tax expense, or $0.09 per diluted share):
•	$105,051,000 pre-tax gain related to the sale of the land and multi-tenant building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district;

•	$10,000,000 pre-tax contribution to The Tiffany & Co. Foundation funded with the proceeds from the immediately preceding transaction;

•	$54,260,000 pre-tax expense due to the sale of Little Switzerland, Inc., included within discontinued operations;

•	$47,981,000 pre-tax impairment charge on the note receivable from Tahera Diamond Corporation;

•	$19,212,000 pre-tax expense related to the discontinuance of certain watches as a result of the Company’s agreement with The Swatch Group, Ltd.; and

•	$15,532,000 pre-tax charge due to impairment losses associated with the Company’s IRIDESSE business.
Financial information for 2005 includes a $22,588,000 income tax benefit, or $0.16 per diluted share, related to the American Jobs Creation Act of 2004.
Financial information for 2004 includes the following amounts totaling $168,597,000 of net pre-tax income ($110,179,000 net after-tax income, or $0.74 per diluted share):
•	$193,597,000 pre-tax gain due to the Company’s sale of its equity investment in Aber Diamond Corporation; and

•	$25,000,000 pre-tax contribution to The Tiffany & Co. Foundation funded with the proceeds from the immediately preceding transaction.
In addition, financial information for 2007, 2006, 2005 and 2004 includes pre-tax expense of $37,069,000, $32,793,000, $25,622,000 and $22,100,000, respectively, or $0.17, $0.14, $0.11 and $0.09, respectively, per diluted share, due to the effect of expensing stock-based compensation.
TIFFANY & CO.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes. All references to years relate to the fiscal year that ends on January 31 of the following calendar year.
KEY GROWTH STRATEGIES
The Company’s key growth strategies are:
•	To selectively expand its channels of distribution in important markets around the world without compromising the value of the TIFFANY & CO. trademark;

•	To maintain an active product development program;

•	To increase its control over product supply through direct diamond sourcing and internal jewelry manufacturing;

•	To achieve improved profit margins;

•	To enhance customer awareness through marketing and public relations programs; and

•	To provide superior customer service.
2007 SUMMARY
•	Net sales increased 15% to $2.9 billion due to growth in all channels of distribution.

•	Worldwide comparable store sales increased 7% on a constant-exchange-rate basis (see Non-GAAP Measures). Comparable TIFFANY & CO. store sales in the U.S. increased 7%. Comparable international store sales on a constant-exchange-rate basis increased 7% due to growth in most countries.

•	Net earnings rose 20% and net earnings per diluted share rose 22%. Included in net earnings were the following items:
•	The Company entered into a strategic alliance with The Swatch Group, Ltd. which will design, manufacture, distribute and market TIFFANY & CO. brand watches worldwide. As a result of this agreement, management decided to discontinue certain watch models and, accordingly, recorded a pre-tax charge of $19,212,000 within cost of sales.

•	The Company sold and leased back the land and building housing the TIFFANY & CO. Flagship store in Tokyo. The Company received proceeds of $327,537,000 and recorded a pre-tax gain of $105,051,000 as other operating income.

•	The Company contributed $10,000,000 (recorded within selling, general and administrative (“SG&A”) expenses) to The Tiffany & Co. Foundation, funded with the proceeds from the sale of the Tokyo Flagship store.

•	The Company recorded a pre-tax impairment charge of $15,532,000 associated with its IRIDESSE business within SG&A expenses.

•	The Company recorded a pre-tax impairment charge of $47,981,000 on the note receivable from Tahera Diamond Corporation (“Tahera”) within SG&A expenses.

•	The Company sold 100% of the stock of Little Switzerland, Inc. (“Little Switzerland”) for net proceeds of $32,870,000 and recorded within discontinued operations a pre-tax
TIFFANY & CO.

impairment charge of $54,260,000 due to the sale.
•	The Company sold and leased back the land and building housing the TIFFANY & CO. Flagship store in London and received proceeds of $148,628,000.

•	The Company repurchased 12.4 million shares of its Common Stock.

•	The number of Company-operated TIFFANY & CO. stores and boutiques increased 10%. The Company added 17 retail locations, net of closings: opening seven in the U.S. and 14 internationally, while closing four locations, one in the U.S. and three in Japan.

•	The Board of Directors increased the quarterly dividend rate twice — for a total increase of 50%.
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

	2007			2006

			Constant-			Constant-
	GAAP	Translation	Exchange-	GAAP	Translation	Exchange-
	Reported	Effect	Rate Basis	Reported	Effect	Rate Basis

Net Sales:
Worldwide	15%	2%	13%	11%	—	11%
U.S. Retail	11%	—	11%	9%	—	9%
International Retail	19%	4%	15%	12%	(1)%	13%
Japan Retail	1%	1%	—	(1)%	(5)%	4%
Other Asia-Pacific	39%	5%	34%	25%	2%	23%
Europe	31%	9%	22%	28%	5%	23%

Comparable Store Sales:
Worldwide	8%	1%	7%	6%	(1)%	7%
U.S. Retail	7%	—	7%	5%	—	5%
International Retail	10%	3%	7%	7%	(1)%	8%
Japan Retail	(4)%	1%	(5)%	(4)%	(4)%	—
Other Asia-Pacific	31%	5%	26%	24%	2%	22%
Europe	22%	9%	13%	25%	5%	20%
TIFFANY & CO.

RESULTS OF OPERATIONS
Certain operating data as a percentage of net sales were as follows:

	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	44.5	43.7	43.5

Gross profit	55.5	56.3	56.5
Other operating income	3.5	—	—
Selling, general and administrative expenses	41.0	39.5	39.8

Earnings from continuing operations	18.0	16.8	16.7
Interest expense, financing costs and other income, net	0.2	0.4	0.6

Earnings from continuing operations before income taxes	17.8	16.4	16.1
Provision for income taxes	6.5	5.9	4.8

Net earnings from continuing operations	11.3	10.5	11.3
Loss from discontinued operations, net of tax	(1.0)	(0.6)	(0.3)

Net earnings	10.3%	9.9%	11.0%

Net Sales

				2007 vs. 2006	2006 vs. 2005
(in thousands)	2007	2006	2005	Increase	Increase

U.S. Retail	$1,474,637	$1,326,441	$1,220,683	11%	9%
International Retail	1,200,442	1,010,627	900,689	19%	12%
Direct Marketing	182,127	174,078	157,483	5%	11%
Other	81,565	49,588	33,937	64%	46%

	$2,938,771	$2,560,734	$2,312,792	15%	11%

Comparable Store Sales. Reference will be made to “comparable store sales” below. A store’s sales are included in comparable store sales when the store has been open for more than 12 months. In markets other than Japan, sales for relocated stores are included in comparable store sales if the relocation occurs within the same geographical market. In Japan, sales for a new store or boutique are not included if the store was relocated from one department store to another or from a department store to a free-standing location. In all markets, the results of a store in which the square footage has been expanded or reduced remain in the comparable store base.
U.S. Retail. U.S. Retail includes sales in TIFFANY & CO. stores in the U.S., as well as sales of TIFFANY & CO. products through business-to-business direct selling operations in the U.S. The following table presents the U.S. Retail channel and its components as a percentage of worldwide net sales:

	2007	2006	2005

New York Flagship store	10%	10%	10%
Branch stores	38%	40%	41%
Business-to-business	2%	2%	2%

	50%	52%	53%

TIFFANY & CO.

U.S. Retail sales increased in 2007 and 2006 as a result of comparable store sales growth of 7% (or $94,451,000) in 2007 and 5% (or $61,885,000) in 2006 and non-comparable store sales growth of $51,478,000 and $41,601,000 in those periods. In 2007 and 2006, the New York Flagship store’s sales increased 21% and 9% and comparable branch store sales increased 4% in both periods. Total sales growth in both 2007 and 2006 was driven equally by an increase in the average sales amount per transaction and an increase in the number of transactions. Management attributes the increased amount per transaction to sales of higher-priced merchandise. In addition, the New York Flagship store and certain branch stores benefited from higher sales to foreign tourists. In 2007 and 2006, the Company experienced growth across a range of jewelry categories, with especially strong results in jewelry with diamonds. The Company opened seven new U.S. stores and closed one in 2007 and opened five new U.S. stores in 2006.
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

	2007	2006	2005

Japan	17%	19%	21%
Other Asia-Pacific	11%	9%	8%
Europe	8%	7%	6%
Other International	5%	4%	4%

	41%	39%	39%

International Retail sales increased in 2007 and 2006 primarily due to comparable store sales growth of 10% (or $88,044,000) in 2007 and 7% (or $57,353,000) in 2006 and non-comparable store sales growth of $78,573,000 and $28,968,000 in those periods. International Retail sales, on a constant-exchange-rate basis, increased 15% in 2007 and 13% in 2006, and comparable store sales rose 7% in 2007 and 8% in 2006. When compared with the prior year, the weighted-average U.S. dollar exchange rate was weaker in 2007 and stronger in 2006.
Japan retail sales, on a constant-exchange-rate basis, were unchanged in 2007 due to an increase in the average sales amount per unit offset by a decline in the number of units sold, and increased 4% in 2006 due to an increase in unit sales of engagement and other fine jewelry. Comparable store sales declined 5% in 2007 and were unchanged in 2006. Management attributes this performance to a lack of consumer confidence and a stagnant economy. Management will respond by further developing relationships with key customers, introducing new products to the market and enhancing retail locations through renovation, expansion and relocation. Management will consider, if the occasion arises, closing or consolidating certain locations when better locations can be obtained.
In 2007, the Company opened four locations in Japan and closed three. In 2006, the Company opened four locations and two were closed. Management closed these locations to enhance the quality of its selling locations in Japan. The Company also launched an e-commerce website in 2005.
In the Asia-Pacific region outside of Japan, comparable store sales on a constant-exchange-rate basis increased 26% in 2007 due to growth in all markets and 22% in 2006 due to growth in most markets. The Company opened six stores in 2007 and three stores (net) in 2006.
TIFFANY & CO.

In Europe, comparable store sales on a constant-exchange-rate basis increased 13% in 2007 and 20% in 2006 due to growth in all markets. The United Kingdom represents more than half of European sales. The Company opened three stores in 2007 and one store in 2006.
Store Data. Gross square footage of Company-operated TIFFANY & CO. stores increased 9% to 860,000 in 2007, following a 6% increase to 792,000 in 2006. Sales per gross square foot generated by those stores were $2,890 in 2007, $2,746 in 2006 and $2,666 in 2005. Management’s objective is to increase sales per square foot by increasing consumer traffic and the conversion rate (the percentage of shoppers who actually purchase). Management intends to increase traffic through more targeted advertising and to improve the conversion rate through continued sales training and customer-focused initiatives.
The Company’s worldwide expansion strategy is to continue to open Company-operated TIFFANY & CO. stores and boutiques annually. In 2008, the Company expects to add 6 new U.S. stores and approximately 20 international stores. 2008 store openings announced to date for the U.S. are: Los Angeles, California; West Hartford, Connecticut; Columbus, Ohio; and Pittsburgh, Pennsylvania.
In 2008, the Company will also open a new store in the Los Angeles market. This store will be the first to employ a new store format. Stores of this format will carry a reduced selection of merchandise in order to concentrate on higher-margin products and will occupy a smaller footprint than Tiffany’s full-line stores. Management believes that this new format will be highly efficient and will give the Company the opportunity to open stores in affluent, albeit smaller U.S. cities and to better serve larger markets where the Company already operates full-line stores. Anticipation of the success of this format underpins management’s expanded store opening program for the U.S.
For non-U.S. markets, 2008 store openings announced to date are: Perth, Australia; Brussels, Belgium; Düsseldorf, Germany; London—Heathrow Airport, United Kingdom; Madrid, Spain; Shenyang, China; Chengdu, China; Fukuoka, Japan; Osaka, Japan; and Tokyo, Japan. Additional international locations are being planned.
Direct Marketing. Direct Marketing includes Internet and catalog sales of TIFFANY & CO. products in the U.S. Direct Marketing sales rose in both 2007 and 2006. In 2007, approximately three quarters of the increase resulted from an increase in the number of orders shipped. In 2006, the increase was evenly divided between a higher number of orders shipped and an increased average order size. Website traffic and orders have continued to increase as consumers have shifted their purchases from catalogs to the Internet. Catalogs remain an effective marketing tool for both retail and Internet sales, but the Company has reduced catalog circulation and in 2006 began e-mail marketing communications to customers.
Other. Other includes worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO. A significant portion of sales in this channel are of wholesale diamonds. Wholesale diamond sales are made to divest gemstones that do not meet the Company’s quality requirements; typically the Company purchases such gemstones in mixed lots which are then culled. Wholesale sales of diamonds increased to $70,407,000 in 2007 from $39,848,000 in 2006 and $26,218,000 in 2005. IRIDESSE store sales (representing 14% of Other sales and less than 1% of net sales in 2007) increased in both years due to store openings, however, performance has been below management’s expectations. The Company recorded an impairment charge in 2007 associated with Iridesse (see SG&A expenses below).
Gross Margin
Gross margin (gross profit as a percentage of net sales) declined in 2007 by 0.8 percentage point and declined in 2006 by 0.2 percentage point. The primary components of the net decline in 2007 were: (i) a 0.7 percentage point decline due to a $19,212,000 charge related to the discontinuance of certain watch
TIFFANY & CO.

models; (ii) a 0.6 percentage point decline due to increased low-margin wholesale sales of diamonds; which was partially offset by (iii) a 0.2 percentage point improvement due to the leverage effect of fixed product-related costs, which includes costs associated with merchandising and distribution. The primary components affecting the net decline in 2006 were: (i) a 0.4 percentage point decline due to increased low-margin wholesale sales of diamonds; and (ii) a 0.4 percentage point improvement due to the leverage effect of fixed product-related costs.
In 2007 and 2006, the Company increased its retail prices in response to higher costs of precious metals and diamonds. The Company adjusts its retail prices from time to time to address specific market conditions, product cost increases and longer-term changes in foreign currencies/dollar relationships. In addition, the Company’s hedging program (see Note I to consolidated financial statements) uses yen put options to stabilize the effect of exchange rate fluctuations of product costs in Japan over the short-term. Beginning with the first quarter of 2007, the Company also has a zero-cost collar hedging program that covers a portion of its platinum and silver needs for internal manufacturing.
Management’s objective is to improve gross margin through greater product manufacturing/sourcing efficiencies (including increased direct rough-diamond sourcing and internal manufacturing), increased use of distribution center capacity, and selective price adjustments to address higher product costs.
Other Operating Income
In 2007, the Company entered into a sale-leaseback arrangement for the land and multi-tenant building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district. The Company was able to secure a long-term lease and proceed with a renovation of the store and the building’s exterior. The Company is leasing back that portion of the property that it occupied immediately prior to the transaction. The transaction resulted in a pre-tax gain of $105,051,000 and a deferred gain of $75,244,000, which will be amortized in selling, general and administrative expenses over a 15-year period. The pre-tax gain represents the profit on the sale of the property in excess of the present value of the minimum lease payments. The lease is accounted for as an operating lease. The lease expires in 2032; however, the Company has options to terminate the lease in 2022 and 2027 without penalty.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased $194,236,000, or 19%, in 2007 which included the following expenses:
•	$47,981,000 impairment charge on the note receivable from Tahera (see Liquidity and Capital Resources below);

•	$15,532,000 impairment charge for losses in the IRIDESSE business (included in the non-reportable segment Other). In accordance with its policy on impairment of long-lived assets, the Company recorded an impairment charge as a result of lower than expected store performance and a related reduction in future cash flow projections; and

•	$10,000,000 contribution to The Tiffany & Co. Foundation, a private charitable foundation established by the Company. The contribution was made from proceeds received from the sale-leaseback of the land and multi-tenant building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district.
Excluding the above charges, SG&A expenses increased $120,723,000, or 12%, primarily due to increased labor and benefit costs of $42,136,000 and increased depreciation and store occupancy expenses of $37,805,000 (both of which were largely due to new and existing stores), as well as an increase of
TIFFANY & CO.

$12,287,000 in marketing expenses. SG&A expenses as a percentage of net sales increased 1.5 percentage points to 41.0%. Excluding the above charges, SG&A expenses as a percentage of net sales improved 1.0 percentage point to 38.5% which resulted from the leverage effect of strong sales growth against fixed costs.
SG&A expenses increased $90,601,000, or 10%, in 2006 largely due to increased labor and benefit costs of $31,245,000 and increased depreciation and occupancy expenses of $24,580,000, both of which were largely due to new and existing stores. In addition, marketing expenses increased $25,177,000 which included costs to promote the launch of the Frank Gehry jewelry collection. SG&A expenses as a percentage of net sales improved by 0.3 percentage point in 2006.
Management’s long-term objective is to improve the ratio of SG&A expenses to net sales by controlling expenses wherever feasible and enhancing productivity so that sales growth can generate a higher rate of earnings growth.
Earnings from Continuing Operations

		% of		% of		% of
(in thousands)	2007	Sales*	2006	Sales*	2005	Sales*

Earnings (losses) from continuing operations:
U.S. Retail	$288,030	20%	$243,258	18%	$248,129	20%
International Retail	301,957	25%	253,835	25%	211,164	23%
Direct Marketing	62,533	34%	58,046	33%	53,681	34%
Other	(33,038)	(41)%	(14,379)	(29)%	(14,525)	(43)%

	619,482		540,760		498,449
Unallocated corporate expenses	(127,007)	(4)%	(109,964)	(4)%	(110,824)	(5)%
Other operating income	105,051		—		—
Other operating expenses	(67,193)		—		—

Earnings from continuing operations	$530,333		$430,796		$387,625

*	Percentages represent earnings (losses) from continuing operations as a percentage of each segment’s net sales.
Reclassifications were made to the prior years’ earnings (losses) from continuing operations by segment to conform to the current year presentation and to reflect the revised manner in which management evaluates the performance of segments. Effective with the first quarter of 2007, the Company revised certain allocations of operating expenses between unallocated corporate expenses and earnings (losses) from continuing operations for segments.
Earnings from continuing operations rose 23% in 2007. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses, other operating income and interest expense, financing costs and other income, net) to each segment’s net sales in 2007 compared with 2006 was as follows:
•	U.S. Retail — the ratio increased 2 percentage points primarily due to an increase in gross margin (due to the leverage effect of sales growth on fixed product-related costs) and the leverage effect of sales growth on operating expenses;

•	International Retail — the ratio was consistent with prior year. Strong sales growth and profitability in most international markets was offset by increased operating expenses (due to
TIFFANY & CO.

increased marketing activity and new stores) and a decline in gross margin (due to changes in sales mix) in Japan;

•	Direct Marketing — the ratio increased 1 percentage point primarily due to the leverage effect of sales growth on operating expenses; and

•	Other — the loss ratio increased 12 percentage points which was more than entirely driven by the impairment charge associated with the IRIDESSE business.
Earnings from continuing operations rose 11% in 2006. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses, other operating income and interest expense, financing costs and other income, net) to each segment’s net sales in 2006 compared with 2005 was as follows:
•	U.S. Retail — the ratio decreased 2 percentage points primarily due to a decline in gross margin (due to higher product costs) and increased SG&A expenses (due to new and existing stores as well as increased marketing expenses);

•	International Retail — the ratio increased 2 percentage points primarily due to an improved gross margin (due to the leverage effect of sales growth on product-related costs) and the leverage effect of sales growth on operating expenses;

•	Direct Marketing — the ratio decreased 1 percentage point primarily due to a decline in gross margin (due to higher product costs); and

•	Other — the loss ratio improved 14 percentage points primarily due to increased sales.
Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Unallocated corporate expenses increased 15% in 2007 partly due to the $10,000,000 contribution to The Tiffany & Co. Foundation. Unallocated corporate expenses decreased 1% in 2006.
Other operating income represents the $105,051,000 pre-tax gain on the sale-leaseback of the land and multi-tenant building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district. Other operating expenses include the $47,981,000 impairment charge on the note receivable from Tahera and the $19,212,000 charge related to the discontinuance of certain watch models.
Interest Expense and Financing Costs
Interest expense decreased $1,345,000 in 2007 primarily due to reduced borrowings under the revolving credit facility and repayments of long-term debt obligations. Interest expense increased $3,174,000 in 2006 primarily due to increased borrowings to support inventory growth and share repurchases.
Other Income, Net
Other income, net includes interest income, gains/losses on investment activities and foreign currency transactions, and minority interest income/expense. Other income, net increased $1,012,000 in 2007. Other income, net increased $7,257,000 in 2006 due to (i) $6,774,000 of gains associated with the sale of equity investments and marketable securities; (ii) increased interest income; partially offset by (iii) a change of $3,794,000 in foreign currency transaction gains/losses.
TIFFANY & CO.

Provision for Income Taxes
The effective income tax rate was 36.6% in 2007, compared with 36.1% in 2006 and 30.2% in 2005. The lower effective tax rate in 2005 primarily reflected tax benefits associated with the repatriation provisions of the American Jobs Creation Act of 2004 (“AJCA”).
The AJCA, which was signed into law on October 22, 2004, created a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The incentive effectively reduced the amount of U.S. Federal income tax due on repatriation. Taking advantage of the AJCA, the Company recorded an income tax benefit of $22,588,000 in 2005 associated with the repatriation of foreign earnings. The tax benefit to the Company occurred because the Company had previously accrued income taxes on un-repatriated foreign earnings at statutory tax rates. In total, the Company repatriated $178,245,000 of accumulated foreign earnings.
Loss from Discontinued Operations, net of tax
Management concluded that Little Switzerland’s operations did not demonstrate the potential to generate a return on investment consistent with management’s objectives and, therefore, during the second quarter of 2007 the Company’s Board of Directors authorized the sale of Little Switzerland. On July 31, 2007, the Company entered into an agreement with NXP Corporation (“NXP”) by which NXP would purchase 100% of the stock of Little Switzerland. The results of Little Switzerland are presented as a discontinued operation in the consolidated financial statements for all periods presented. Prior to the reclassification, Little Switzerland’s results had been included within the non-reportable segment Other (see Note C to consolidated financial statements).
The loss from discontinued operations in 2007 included a pre-tax impairment charge of $54,260,000 due to the sale of Little Switzerland. The loss from discontinued operations in 2006 included a pre-tax charge of $6,893,000 related to the impairment of goodwill for the Little Switzerland business as a result of store performance and cash flow projections.
2008 Outlook
Management’s financial performance objectives for 2008 are based on the following assumptions and should be read in conjunction with Item 1A “Risk Factors” on page K-20. In addition, these objectives reflect the Company’s decision to change its inventory valuation method from LIFO to average cost beginning in the first quarter of 2008 (see Note R to consolidated financial statements).
•	Net sales growth of approximately 10% reflecting a near-term cautious outlook for the U.S. and continued strong growth in most international markets.
•	Management’s outlook reflects the view that the U.S. economy will remain weak through the first half of 2008 and that U.S. consumer confidence will continue to reflect conditions observed during the last quarter of 2007.

•	The net sales growth objective is composed of (i) a high-single-digit percentage increase in U.S. Retail sales, reflecting a low-single-digit percentage increase in comparable store sales and the planned opening of six stores; (ii) a mid-teens percentage increase in International Retail sales, which reflects a mid-single-digit percentage increase in comparable store sales (on a constant-exchange-rate basis) and the opening of approximately 20 stores and boutiques (net of closings); (iii) a mid-
TIFFANY & CO.

single-digit percentage increase in Direct Marketing sales; and (iv) a low-single-digit percentage increase in Other sales.
•	Operating margin approximately equal to the prior year.

•	Other expenses, net of approximately $20 million.

•	An effective tax rate of 36% — 37%.

•	Net earnings per diluted share of $2.75 — $2.85.

•	Net inventories increasing by a high-single-digit percentage.

•	Capital expenditures of approximately $200 million.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity needs have been, and are expected to remain, primarily a function of its seasonal and expansion-related working capital requirements and capital expenditure needs. The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 28% and 29% at January 31, 2008 and 2007.
The following table summarizes cash flows from operating, investing and financing activities:

(in thousands)	2007	2006	2005

Net cash provided by (used in):
Operating activities	$391,395	$239,036	$268,458
Investing activities	335,170	(197,137)	40,820
Financing activities	(664,408)	(248,871)	(85,151)
Effect of exchange rates on cash and cash equivalents	15,610	3,162	(3,555)
Net cash used in discontinued operations	(7,616)	(13,296)	(14,644)

Net increase (decrease) in cash and cash equivalents	$70,151	$(217,106)	$205,928

Operating Activities
The Company had net cash inflows from operating activities of $391,395,000 in 2007, $239,036,000 in 2006 and $268,458,000 in 2005. The increase in 2007 from 2006 primarily resulted from increased net earnings from continuing operations and smaller growth in inventories. Taxes payable also increased in 2007 due to the increase in net earnings. The decrease in 2006 from 2005 resulted from higher inventory purchases, partly offset by increased net earnings after adjustment for non-cash items and lower payments for taxes made in 2006 (in 2005, payments for taxes were higher due to the gain on the sale of an equity investment in 2004).
Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,258,706,000 and 3.2 at January 31, 2008, compared with $1,253,973,000 and 3.8 at January 31, 2007.
Accounts receivable, less allowances, at January 31, 2008 were 17% higher than January 31, 2007 primarily due to sales growth. Changes in foreign currency exchange rates increased accounts receivable, less
TIFFANY & CO.

allowances, by 5% compared to January 31, 2007. On a 12-month rolling basis, accounts receivable turnover was 18 times in both 2007 and 2006.
Inventories, net at January 31, 2008 were 8% above January 31, 2007. Combined raw material and work-in-process inventories increased 15% due to expanded diamond sourcing operations, as well as higher precious metal costs. Finished goods inventories increased 5% reflecting store openings, broadened product assortments and higher costs. Changes in foreign currency exchange rates increased inventories, net by 4% compared to January 31, 2007.
Investing Activities
The Company had a net cash inflow from investing activities of $335,170,000 in 2007, a net cash outflow of $197,137,000 in 2006 and a net cash inflow of $40,820,000 in 2005. Investing activities in 2007 included proceeds from the sale of assets. Investing activities in 2005 included higher net proceeds from the sale of marketable securities and short-term investments and proceeds from the sale of assets.
Proceeds from Sale of Assets. In the third quarter of 2007, the Company entered into a sale-leaseback arrangement for the land and multi-tenant building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district. The Company received proceeds of $327,537,000 (¥38,050,000,000) (see Other Operating Income above for more information).
In the third quarter of 2007, the Company received net proceeds of $32,870,000 associated with the sale of Little Switzerland.
In the third quarter of 2007, the Company entered into a sale-leaseback arrangement for the building housing the TIFFANY & CO. Flagship store in London. Following the renovation of the store, the Company was able to secure a long-term lease and, therefore, determined that ownership of the property was no longer strategically necessary. The Company sold the building for proceeds of $148,628,000 (£73,000,000) and simultaneously entered into a 15-year lease with two 10-year renewal options. The transaction resulted in a deferred gain of $63,961,000, which will be amortized in SG&A expenses over a 15-year period. The Company continues to occupy the entire building and the lease is accounted for as an operating lease.
In the third quarter of 2005, the Company entered into a sale-leaseback arrangement for its Retail Service Center, a distribution and administrative office facility. The Company received proceeds of $75,000,000 resulting in a gain of $5,300,000, which has been deferred and is being amortized over the lease term. The lease has been accounted for as an operating lease. The lease expires in 2025 and has two ten-year renewal options.
Capital Expenditures. Capital expenditures were $185,608,000 in 2007, $174,551,000 in 2006 and $148,159,000 in 2005, representing 6%, 7% and 6% of net sales in those respective years. In all three years, expenditures were primarily related to the opening, renovation and expansion of stores and distribution facilities and ongoing investments in new systems. Management expects that capital expenditures in future years will continue at a rate of approximately 6% — 7% of net sales.
In 2002, the Company acquired the property housing its Flagship store on Old Bond Street in London and an adjacent building, in order to renovate and reconfigure the interior retail selling space. Construction commenced in 2004 and was completed in 2006 at a cost of approximately $36,000,000.
In 2000, the Company began a multi-year project to renovate and reconfigure its New York Flagship store in order to increase the total sales area by approximately 25% and to provide additional space for customer service, customer hospitality and special exhibitions. The increase in the sales area was
TIFFANY & CO.

completed in 2001 when the renovated second floor opened to provide an expanded presentation of engagement and other jewelry. Additional floors were renovated in 2002 to 2005 and the Company completed the project in 2006 with the renovation of the main floor, for a total cost of approximately $110,000,000.
Acquisitions. In October 2005, the Company acquired a corporation that specializes in polishing small carat weight diamonds. The price paid by the Company for the entire equity interest in this corporation was $2,000,000, of which $1,200,000 was paid in 2005, $400,000 in 2006 and $400,000 in 2007. This acquisition was strategically important to the Company’s diamond sourcing program, but not significant to the Company’s financial position, earnings or cash flows.
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
Marketable Securities. The Company invests excess cash in short-term investments and marketable securities. The Company had (net purchases of) or net proceeds from investments in marketable securities and short-term investments of $13,182,000, ($13,063,000) and $147,994,000 during 2007, 2006 and 2005.
Financing Activities
The Company had net cash outflows from financing activities of $664,408,000 in 2007, $248,871,000 in 2006 and $85,151,000 in 2005, largely reflecting increased share repurchases.
Dividends. Cash dividends have been increased for five consecutive years, and twice in 2007. The quarterly dividend rate has increased from $0.06 per share at the beginning of 2005 to a rate of $0.15 per share at the end of 2007. Cash dividends paid were $69,921,000 in 2007, $52,611,000 in 2006 and $42,903,000 in 2005. The dividend payout ratio (dividends as a percentage of net earnings) was 23% in 2007, 21% in 2006 and 17% in 2005.
Stock Repurchases. In January 2008, the Company’s Board of Directors amended the existing share repurchase program to extend the expiration date of the program to January 2011 and to authorize the repurchase of up to an additional $500,000,000 of the Company’s Common Stock. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions.
The Company’s stock repurchase activity was as follows:

(in thousands, except per share amounts)	2007	2006	2005

Cost of repurchases	$574,608	$281,176	$132,816
Shares repurchased and retired	12,374	8,149	3,835
Average cost per share	$46.44	$34.50	$34.63
At January 31, 2008, there remained $620,806,000 of authorization for future repurchases.
At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flow and capital requirements.
TIFFANY & CO.

Recent Borrowings. The Company’s current sources of working capital are internally-generated cash flows and borrowings available under a revolving credit facility.
In July 2005, the Company entered into a $300,000,000 revolving credit facility (“Credit Facility”) and, in October 2006, exercised its option to increase the Credit Facility by $150,000,000 to $450,000,000. The Company has the option to increase such commitments to $500,000,000. The Credit Facility is available for working capital and other corporate purposes and contains covenants that require maintenance of certain debt/equity and interest-coverage ratios, in addition to other requirements customary to loan facilities of this nature. Borrowings may be made from eight participating banks and are at interest rates based upon local currency borrowing rates plus a margin that fluctuates with the Company’s fixed charge coverage ratio. There was $40,695,000 and $106,681,000 outstanding under the Credit Facility at January 31, 2008 and 2007. The weighted-average interest rate at January 31, 2008 and 2007 was 4.58% and 2.44%. The Credit Facility expires in July 2010.
In January 2006, the Company borrowed HKD 300,000,000 ($38,672,000 at issuance) (“Hong Kong Term Loan”), SGD 13,100,000 ($8,043,000 at issuance) (“Singapore Term Loan”) and CHF 19,500,000 ($15,145,000 at issuance) (“Switzerland Term Loan”) due in January 2011. These funds were used to partially finance the repatriation of dividends related to the AJCA (see Provision for Income Taxes above). Principal payments of 10% of the original principal amount are due each year, with the balance due upon maturity. Amounts may be prepaid without incurring penalties. The covenants of the term loans are similar to the Credit Facility. Interest rates are based upon local currency borrowing rates plus a margin that fluctuates with the Company’s fixed charge coverage ratio. In 2006, the Singapore Term Loan was paid in full with existing funds. The interest rates for the Hong Kong Term Loan and the Switzerland Term Loan were 3.96% and 3.09%, respectively, at January 31, 2008 and 4.28% and 2.40%, respectively, at January 31, 2007.
At January 31, 2008, the Company was in compliance with all covenants.
Contractual Cash Obligations and Commercial Commitments
The following is a summary of the Company’s contractual cash obligations at January 31, 2008:

(in thousands)	Total	2008	2009-2010	2011-2012	Thereafter

Unrecorded contractual obligations:
Operating leases	$1,024,539	$114,078	$210,238	$176,614	$523,609
Inventory purchase obligations	403,571	153,571	100,000	100,000	50,000
Interest on debt and interest-rate swap agreements [a]	43,106	16,519	21,651	4,936	—
Construction-in-progress	16,047	16,047	—	—	—
Non-inventory purchase obligations	9,946	9,946	—	—	—
Other contractual obligations [b]	12,473	9,258	2,185	1,015	15
Recorded contractual obligations:
Short-term borrowings	44,032	44,032	—	—	—
Long-term debt	409,105	65,640	232,479	110,986	—

	$1,962,819	$429,091	$566,553	$393,551	$573,624

a)	Excludes interest payments on amounts outstanding under available lines of credit, as the outstanding amounts fluctuate based on the Company’s working capital needs. Variable-rate interest
TIFFANY & CO.

payments were estimated based on rates at January 31, 2008. Actual payments will differ based on changes in interest rates.

b)	Other contractual obligations consist primarily of royalty and maintenance commitments.
The summary above does not include cash contributions for the Company’s pension plan and cash payments for other postretirement obligations. The Company plans to contribute approximately $15,000,000 to the pension plan in 2008. However, this expectation is subject to change if actual asset performance is different than the assumed long-term rate of return on pension plan assets. The Company estimates cash payments for postretirement health-care and life insurance benefit obligations to be $955,000 in 2008.
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”) on February 1, 2007. During 2007, the unrecognized tax benefits were reduced by $1,812,000 to $30,306,000. Accrued interest and penalties during 2007 was reduced by $4,649,000 to $3,395,000. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax law or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Ongoing audits are in various stages of completion and, while the Company does not anticipate any material changes in unrecognized income tax benefits over the next 12 months, future developments in the audit process may result in a change in this assessment.
The following is a summary of the Company’s outstanding borrowings and available capacity under the Credit Facility and other lines of credit at January 31, 2008:

	Total	Borrowings	Available
(in thousands)	capacity	outstanding	capacity

Credit Facility*	$450,000	$40,695	$409,305
Other lines of credit	9,206	3,337	5,869

	$459,206	$44,032	$415,174

*	This facility matures in July 2010 and the capacity may be increased to $500,000,000.
In addition, the Company had letters of credit and financial guarantees of $20,139,000 at January 31, 2008, of which $19,305,000 expires within one year.
The Company is party to a CDN$35,000,000 ($35,423,000 at January 31, 2008) credit facility and a CDN$8,000,000 ($8,097,000 at January 31, 2008) working capital loan commitment (collectively the “Commitment”) to Tahera, a Canadian diamond mining and exploration company. At January 31, 2008 the Commitment was fully funded and no further amounts remain available to Tahera. In consideration of the Commitment, the Company was granted the right to purchase or market all diamonds mined at the Jericho mine. This mine has been developed and constructed by Tahera in Nunavut, Canada (the “Project”). Indebtedness under the Commitment is secured by certain assets of the Project. Although the Project has been operational, Tahera has continued to experience financial losses as a result of production problems, appreciation of the Canadian Dollar versus the U.S. Dollar, the rise of oil prices and other costs relative to diamond prices. Due to the financial difficulties, Tahera sought additional financing in the fourth quarter of 2007 in order to meet its cash flow requirements, but was not successful. In January 2008, Tahera filed for protection from creditors pursuant to the provisions of the Companies’ Creditors Arrangement Act in Canada. Tahera is continuing to pursue financing and strategic alternatives, but it has not shown indications of possible success to-date and the Project’s operations
TIFFANY & CO.

have had to cease and be placed in care and maintenance mode. As a result of these events, the Company’s management has determined that collectibility of the outstanding Commitment is not probable. Therefore, the Company has recorded an impairment charge of $47,981,000, within SG&A expenses, for the full amount outstanding including accrued interest under the Commitment.
Based on the Company’s financial position at January 31, 2008, management anticipates that cash on hand, internally-generated cash flows and the funds available under the Credit Facility will be sufficient to support the Company’s planned worldwide business expansion, share repurchases, debt service and seasonal working capital increases for the foreseeable future.
Seasonality
As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Management expects such seasonality to continue.
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
Inventory. The Company writes down its inventory for discontinued and slow-moving products. This write-down is equal to the difference between the cost of inventory and its estimated market value, and is based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs might be required. The Company has not made any material changes in the accounting methodology used to establish its reserve for discontinued and slow-moving products during the past three years. At January 31, 2008, a 10% change in the reserve for discontinued and slow-moving products would have resulted in a change of $4,201,000 in inventory and cost of sales. The Company’s U.S. and foreign branch inventories, excluding Japan, are valued using the last-in, first-out (LIFO) method, and inventories held by foreign subsidiaries and Japan are valued using the average cost method. Fluctuation in inventory levels, along with the costs of raw materials, could affect the carrying value of the Company’s inventory. Beginning in the first quarter of 2008, the Company will change its inventory valuation method for the U.S. and foreign branches from LIFO to average cost (see Note R to consolidated financial statements).
Long-lived assets. The Company’s long-lived assets are primarily property, plant and equipment. The Company reviews its long-lived assets for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company recorded impairment charges of $15,532,000
TIFFANY & CO.

in 2007 and did not record any impairment charges in 2006 or 2005 (see Note B to consolidated financial statements).
Goodwill. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed. The evaluation, based upon discounted cash flows, requires management to estimate future cash flows, growth rates and economic and market conditions. The Company recorded impairment charges of $6,893,000 in 2006 within loss from discontinued operations (see Note C to consolidated financial statements). The 2007 and 2005 evaluations resulted in no impairment charges.
Income taxes. Foreign and domestic tax authorities periodically audit the Company’s income tax returns. These audits often examine and test the factual and legal basis for positions the Company has taken in its tax filings with respect to its tax liabilities, including the timing and amount of deductions and the allocation of income among various tax jurisdictions (“tax filing positions”). Management believes that its tax filing positions are reasonable and legally supportable. However, in specific cases, various tax authorities may take a contrary position. In evaluating the exposures associated with the Company’s various tax filing positions, management records reserves using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken in accordance with FIN No. 48. Earnings could be affected to the extent the Company prevails in matters for which reserves have been established or is required to pay amounts in excess of established reserves. The Company also records valuation allowances when management determines it is more likely than not that deferred tax assets will not be realized in the future.
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
The Company used a discount rate of 6.00% to determine its 2007 pension and postretirement expense for all U.S. plans. Holding all other assumptions constant, a 0.5% increase in the discount rate would have decreased 2007 pension and postretirement expenses by $3,893,000 and $197,000. A decrease of 0.5% in the discount rate would have increased the 2007 pension and postretirement expenses by $4,270,000 and $230,000. The discount rate is subject to change each year, consistent with changes in the yield on applicable high-quality, long-term corporate bonds. Management selects a discount rate at which pension and postretirement benefits could be effectively settled based on (i) analysis of expected benefit payments attributable to current employment service and (ii) appropriate yields related to such cash flows.
The Company used an expected long-term rate of return of 7.50% to determine its 2007 pension expense. Holding all other assumptions constant, a 0.5% change in the long-term rate of return would have changed the 2007 pension expense by $913,000. The expected long-term rate of return on pension plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan’s current asset mix, investment strategy and the historical performance of plan assets.
For postretirement benefit measurement purposes, the following annual rates of increase in the per capita cost of covered health care were assumed for 2008: 9.00% (for pre-age 65 retirees) and 10.00% (for post-age 65 retirees). The rate was assumed to decrease gradually to 5.00% by 2016 (for pre-age 65
TIFFANY & CO.

retirees) and by 2018 (for post-age 65 retirees) and remain at that level thereafter. A one-percentage-point increase in the assumed health-care cost trend rate would have increased the aggregate service and interest cost components of the 2007 postretirement expense by $28,000. Decreasing the assumed health-care cost trend rate by one-percentage-point would have decreased the aggregate service and interest cost components of the 2007 postretirement expense by $25,000.
NEW ACCOUNTING STANDARDS
See Note B to consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any off-balance sheet arrangements.
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
Foreign Currency Risk
In Japan, the Company uses yen put options to minimize the potential effect of a weakening yen on U.S. dollar-denominated transactions over a maximum term of 12 months. The Company also uses foreign-exchange forward contracts to protect against changes in local currencies. Gains or losses on these instruments substantially offset losses or gains on the assets, liabilities and transactions being hedged.
The fair value of yen put options is sensitive to changes in yen exchange rates. If the market yen exchange rate at the time of an option’s expiration is stronger than the contracted exchange rate, the Company allows the option to expire, limiting its loss to the cost of the option contract. The cost of outstanding option contracts at January 31, 2008 and 2007 was $3,369,000 and $2,978,000. At January 31, 2008 and 2007, the fair value of outstanding yen put options was $863,000 and $6,056,000. The fair value of the options was determined using quoted market prices for these instruments. At January 31, 2008 and 2007, a 10% appreciation in yen exchange rates (i.e. a strengthening yen) from the prevailing market rates would have resulted in a fair value of $230,000 and $563,000. At January 31, 2008 and 2007, a 10% depreciation in yen exchange rates (i.e. a weakening yen) from the prevailing market rates would have resulted in a fair value of $7,786,000 and $16,784,000.
At January 31, 2008 and 2007, the Company had $7,311,000 and $5,885,000 of outstanding forward foreign-exchange contracts, which subsequently matured in February and March 2008 and February and March 2007, respectively. Due to the short-term nature of the Company’s forward foreign-exchange contracts, the book value of the underlying assets and liabilities approximates fair value.
Interest Rate Risk
The Company uses interest-rate swap contracts related to certain debt arrangements to manage its net exposure to interest rate changes. The interest-rate swap contracts effectively convert fixed-rate obligations to floating-rate instruments. The fair value of the interest-rate swap agreements is based on the amounts the Company would expect to pay/receive to/from third parties to terminate the agreements. Additionally, since the fair value of the Company’s fixed-rate long-term debt is sensitive to interest rate changes, the interest-rate swap contracts serve as a hedge to changes in the fair value of these debt instruments. A 100 basis-point increase in interest rates at January 31, 2008 and 2007 would have decreased the market value of the Company’s fixed-rate long-term debt, including the effect of the interest-rate swap, by $6,731,000 and $8,652,000. A 100 basis-point decrease in interest rates at January 31, 2008 and 2007 would have increased the market value of the Company’s fixed-rate long-term debt, including the effect of the interest-rate swap, by $6,440,000 and $9,006,000.
TIFFANY & CO.

Precious Metal Price Risk
Beginning in the first quarter of 2007, the Company began using a combination of call and put option contracts in a net-zero cost collar arrangement (“collars”), as hedges of a portion of forecasted purchases of platinum and silver for internal manufacturing. If the price of the precious metal at the time of the expiration of the collar is within the call and put price, the collar would expire at no cost to the Company. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. The fair value of the outstanding collars at January 31, 2008 was $6,435,000. The fair value was determined using quoted market prices for these instruments. At January 31, 2008, a 10% appreciation in precious metal prices from the prevailing market rates would have resulted in a fair value of $11,000,000. At January 31, 2008, a 10% depreciation in precious metal prices from the prevailing market rates would have resulted in a fair value of $2,954,000.
Management neither foresees nor expects significant changes in the Company’s exposure to fluctuations in foreign currencies, interest rates or precious metal prices, nor in its risk-management practices.
TIFFANY & CO.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Tiffany & Co.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders’ equity and comprehensive earnings, and of cash flows present fairly, in all material respects, the financial position of Tiffany & Co. and its subsidiaries (the “Company”) at January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
TIFFANY & CO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 27, 2008
TIFFANY & CO.

CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share amounts)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$246,654	$175,008
Short-term investments	—	15,500
Accounts receivable, less allowances of $9,712 and $7,900	193,974	165,594
Inventories, net	1,242,465	1,146,674
Deferred income taxes	71,402	72,934
Prepaid expenses and other current assets	89,072	57,460
Assets held for sale	—	73,474

Total current assets	1,843,567	1,706,644

Property, plant and equipment, net	748,210	912,143
Deferred income taxes	158,579	37,368
Other assets, net	171,800	156,097
Assets held for sale – noncurrent	—	33,258

	$2,922,156	$2,845,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$44,032	$106,681
Current portion of long-term debt	65,640	5,398
Accounts payable and accrued liabilities	203,622	198,471
Income taxes payable	203,611	62,979
Merchandise and other customer credits	67,956	61,511
Liabilities held for sale	—	17,631

Total current liabilities	584,861	452,671

Long-term debt	343,465	406,383
Pension/postretirement benefit obligations	79,254	84,466
Deferred gains on sale-leasebacks	145,599	4,944
Other long-term liabilities	131,610	87,774
Liabilities held for sale – noncurrent	—	4,377

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 126,753 and 135,875	1,268	1,358
Additional paid-in capital	632,671	536,187
Retained earnings	958,915	1,269,940
Accumulated other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	42,117	11,846
Deferred hedging gain	889	2,046
Unrealized (loss) gain on marketable securities	(621)	178
Net unrealized gain (loss) on benefit plans	2,128	(16,660)

Total stockholders’ equity	1,637,367	1,804,895

	$2,922,156	$2,845,510

See notes to consolidated financial statements.
TIFFANY & CO.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended January 31,
(in thousands, except per share amounts)	2008	2007	2006

Net sales	$2,938,771	$2,560,734	$2,312,792

Cost of sales	1,308,499	1,119,184	1,005,014

Gross profit	1,630,272	1,441,550	1,307,778

Other operating income	105,051	—	—

Selling, general and administrative expenses	1,204,990	1,010,754	920,153

Earnings from continuing operations	530,333	430,796	387,625

Interest expense and financing costs	24,724	26,069	22,895

Other income, net	16,593	15,581	8,324

Earnings from continuing operations before income taxes	522,202	420,308	373,054

Provision for income taxes	190,883	151,615	112,771

Net earnings from continuing operations	331,319	268,693	260,283

Loss from discontinued operations, net of tax	(27,547)	(14,766)	(5,628)

Net earnings	$303,772	$253,927	$254,655

Earnings per share:
Basic
Net earnings from continuing operations	$2.46	$1.94	$1.82
Net loss from discontinued operations	(0.21)	(0.10)	(0.04)

Net earnings	$2.25	$1.84	$1.78

Diluted
Net earnings from continuing operations	$2.40	$1.91	$1.79
Net loss from discontinued operations	(0.20)	(0.11)	(0.04)

Net earnings	$2.20	$1.80	$1.75

Weighted-average number of common shares:
Basic	134,748	138,362	142,976
Diluted	138,140	140,841	145,578
See notes to consolidated financial statements.
TIFFANY & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS

			Accumulated
	Total		Other			Additional
	Stockholders'	Retained	Comprehensive	Common Stock		Paid-In
(in thousands)	Equity	Earnings	Gain (Loss)	Shares	Amount	Capital

Balances, January 31, 2005	$1,701,160	$1,246,331	$27,076	144,548	$1,445	$426,308
Exercise of stock options and vesting of restricted stock units (“RSUs”)	24,545	—	—	1,653	17	24,528
Tax benefit from exercise of stock options and vesting of RSUs	13,791	—	—	—	—	13,791
Share-based compensation expense	25,950	—	—	—	—	25,950
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings (“EPSRS”) Plan	4,400	—	—	143	1	4,399
Purchase and retirement of Common Stock	(132,816)	(126,762)	—	(3,835)	(38)	(6,016)
Cash dividends on Common Stock	(42,903)	(42,903)	—	—	—	—
Deferred hedging gain, net of tax	5,365	—	5,365	—	—	—
Unrealized gain on marketable securities, net of tax	530	—	530	—	—	—
Foreign currency translation adjustments, net of tax	(23,764)	—	(23,764)	—	—	—
Net earnings	254,655	254,655	—	—	—	—

Balances, January 31, 2006	1,830,913	1,331,321	9,207	142,509	1,425	488,960
Exercise of stock options and vesting of RSUs	21,689	—	—	1,394	13	21,676
Tax benefit from exercise of stock options and vesting of RSUs	5,927	—	—	—	—	5,927
Share-based compensation expense	33,473	—	—	—	—	33,473
Issuance of Common Stock under EPSRS Plan	4,550	—	—	121	1	4,549
Purchase and retirement of Common Stock	(281,176)	(262,697)	—	(8,149)	(81)	(18,398)
Cash dividends on Common Stock	(52,611)	(52,611)	—	—	—	—
Deferred hedging loss, net of tax	(1,201)	—	(1,201)	—	—	—
Unrealized loss on marketable securities, net of tax	(501)	—	(501)	—	—	—
Foreign currency translation adjustments, net of tax	6,565	—	6,565	—	—	—
Net unrealized loss on benefit plans, net of tax	(16,660)	—	(16,660)	—	—	—
Net earnings	253,927	253,927	—	—	—	—

Balances, January 31, 2007	1,804,895	1,269,940	(2,590)	135,875	1,358	536,187
Implementation effect of FIN No. 48	(4,299)	(4,299)	—	—	—	—

Balances, February 1, 2007	1,800,596	1,265,641	(2,590)	135,875	1,358	536,187
Exercise of stock options and vesting of RSUs	68,830	—	—	3,200	32	68,798
Tax benefit from exercise of stock options and vesting of RSUs	20,802	—	—	—	—	20,802
Share-based compensation expense	38,343	—	—	—	—	38,343
Issuance of Common Stock under EPSRS Plan	2,450	—	—	52	1	2,449
Purchase and retirement of Common Stock	(574,608)	(540,577)	—	(12,374)	(123)	(33,908)
Cash dividends on Common Stock	(69,921)	(69,921)	—	—	—	—
Deferred hedging loss, net of tax	(1,157)	—	(1,157)	—	—	—
Unrealized loss on marketable securities, net of tax	(799)	—	(799)	—	—	—
Foreign currency translation adjustments, net of tax	30,271	—	30,271	—	—	—
Net unrealized gain on benefit plans, net of tax	18,788	—	18,788	—	—	—
Net earnings	303,772	303,772	—	—	—	—

Balances, January 31, 2008	$1,637,367	$958,915	$44,513	126,753	$1,268	$632,671

	Years Ended January 31,
	2008	2007	2006

Comprehensive earnings are as follows:
Net earnings	$303,772	$253,927	$254,655
Deferred hedging (loss) gain, net of tax (benefit) expense of ($110), ($647) and $3,393	(1,157)	(1,201)	5,365
Foreign currency translation adjustments, net of tax expense (benefit) of $4,714, $3,011 and ($13,222)	30,271	6,565	(23,764)
Unrealized (loss) gain on marketable securities, net of tax (benefit) expense of ($283), ($301) and $269	(799)	(501)	530
Net unrealized gain on benefit plans, net of tax expense of $14,352	18,788	—	—

	$350,875	$258,790	$236,786

See notes to consolidated financial statements.
TIFFANY & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$303,772	$253,927	$254,655
Loss from discontinued operations, net of tax	27,547	14,766	5,628

Net earnings from continuing operations	331,319	268,693	260,283
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
Gain on sale-leaseback	(105,051)	—	—
Gain on sale of investments and marketable securities	(1,564)	(6,774)	—
Depreciation and amortization	122,151	114,572	106,389
Excess tax benefits from share-based payment arrangements	(18,739)	(6,330)	(8,636)
Provision for inventories	33,700	8,273	10,108
Deferred income taxes	(83,608)	582	(58,441)
Loss on disposal of assets	1,672	460	4,925
Provision for pension/postretirement benefits	26,666	24,751	22,334
Share-based compensation expense	37,069	32,793	25,622
Impairment charges	63,513	—	—
Changes in assets and liabilities:
Accounts receivable	(10,237)	(16,644)	(16,952)
Inventories	(82,993)	(156,292)	(38,121)
Prepaid expenses and other current assets	(36,377)	(22,037)	1,142
Other assets, net	(13,883)	(32,560)	(22,852)
Accounts payable and accrued liabilities	8,986	17,678	20,652
Income taxes payable	145,774	8,122	(41,199)
Merchandise and other customer credits	5,967	4,887	4,201
Other long-term liabilities	(32,970)	(1,138)	(997)

Net cash provided by operating activities	391,395	239,036	268,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(870,025)	(163,341)	(100,234)
Proceeds from sales of marketable securities and short-term investments	883,207	150,278	248,228
Proceeds from sale of assets, net	509,035	—	75,000
Capital expenditures	(185,608)	(174,551)	(148,159)
Notes receivable funded	(7,172)	(9,728)	(25,363)
Acquisitions, net of cash acquired	(400)	(400)	(6,845)
Other	6,133	605	(1,807)

Net cash provided by (used in) investing activities	335,170	(197,137)	40,820

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	61,914
Repayment of long-term debt	(32,301)	(14,560)	—
(Repayments of) proceeds from short-term borrowings, net	(75,147)	71,548	(3,795)
Repurchase of Common Stock	(574,608)	(281,176)	(132,816)
Proceeds from exercise of stock options	68,830	21,689	24,545
Excess tax benefits from share-based payment arrangements	18,739	6,330	8,636
Cash dividends on Common Stock	(69,921)	(52,611)	(42,903)
Other	—	(91)	(732)

Net cash used in financing activities	(664,408)	(248,871)	(85,151)

Effect of exchange rate changes on cash and cash equivalents	15,610	3,162	(3,555)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(6,596)	(5,454)	(5,767)
Investing activities	(1,020)	(7,842)	(8,877)

Net cash used in discontinued operations	(7,616)	(13,296)	(14,644)

Net increase (decrease) in cash and cash equivalents	70,151	(217,106)	205,928
Cash and cash equivalents at beginning of year	175,008	391,594	186,065
Decrease (increase) in cash and cash equivalents of discontinued operations	1,495	520	(399)

Cash and cash equivalents at end of year	$246,654	$175,008	$391,594

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
The Company’s channels of distribution are as follows:
•	U.S. Retail includes sales in TIFFANY & CO. stores in the U.S., as well as sales of TIFFANY & CO. products through business-to-business direct selling operations in the U.S.;

•	International Retail includes sales in TIFFANY & CO. stores and department store boutiques outside the U.S., as well as business-to-business, Internet and wholesale sales of TIFFANY & CO. products outside the U.S.;

•	Direct Marketing includes Internet and catalog sales of TIFFANY & CO. products in the U.S.; and

•	Other includes worldwide sales of businesses operated under trademarks or tradenames other than TIFFANY & CO., such as IRIDESSE. Sales in the Other channel primarily consist of wholesale sales of diamonds.
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
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents include highly liquid investments with an original maturity of three months or less and consist of time deposits and money market fund investments with a number of U.S. and non-U.S.
TIFFANY & CO.

financial institutions with high credit ratings. The Company’s policy restricts the amounts invested in any one institution.
Short-Term Investments
Short-term investments include investments with original maturities greater than three months that the Company anticipates holding for less than 12 months. Short-term investments are stated at fair value.
Receivables and Finance Charges
The Company’s U.S. and international presence and its large, diversified customer base serve to limit overall credit risk. The Company maintains reserves for potential credit losses and, historically, such losses for trade receivables, in the aggregate, have not exceeded expectations.
Finance charges on retail revolving charge accounts are not significant and are accounted for as a reduction of selling, general and administrative expenses.
Inventories
Inventories are valued at the lower of cost or market. U.S. and foreign branch inventories, excluding Japan, are valued using the last-in, first-out (LIFO) method. Inventories held by foreign subsidiaries and Japan are valued using the average cost method. Beginning in the first quarter of 2008, the Company will change its inventory valuation method for the U.S. and foreign branches from LIFO to average cost (see Note R).
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
The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company’s capitalized interest costs were not significant in 2007, 2006 or 2005.
TIFFANY & CO.

Intangible Assets
Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives which are approximately 15 years. Intangible assets are reviewed for impairment in accordance with the Company’s policy for impairment of long-lived assets (see below). Intangible assets amounted to $9,751,000 and $9,209,000, net of accumulated amortization of $4,398,000 and $3,607,000 at January 31, 2008 and 2007, and consist primarily of product rights and trademarks. Amortization of intangible assets for the years ended January 31, 2008, 2007 and 2006 was $791,000, $717,000 and $357,000. Amortization expense in each of the next five years is estimated to be $806,000.
Goodwill
Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill is evaluated for impairment annually in the fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. This evaluation, based on discounted cash flows, requires management to estimate future cash flows, growth rates and economic and market conditions. If the evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period (see Note C). At January 31, 2008 and 2007, unamortized goodwill was included in other assets, net and consisted of the following by segment:

	Balance at		Balance at
	January 31,		January 31,
(in thousands)	2007	Translation	2008

U.S. Retail	$10,312	$—	$10,312
International Retail	831	—	831
Other	2,079	34	2,113

	$13,222	$34	$13,256

Impairment of Long-Lived Assets
The Company reviews its long-lived assets other than goodwill for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with the estimated future undiscounted cash flows. If the comparisons indicate that the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. In 2007, the Company determined that the long-lived assets for its IRIDESSE business (included in the non-reportable segment Other) were impaired as a result of lower than expected store performance and a related reduction in future cash flow projections. The Company recorded total charges in selling, general and administrative expenses of $15,532,000 related to the impairment.
Hedging Instruments
The Company uses a limited number of derivative financial instruments to mitigate its foreign currency, interest rate and precious metal price exposures. Derivative instruments are recorded on the consolidated balance sheet at their fair value, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions, changes in fair value of the derivative and changes in the fair value of the item being hedged are recorded in current
TIFFANY & CO.

earnings. For cash-flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive earnings and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative of a cash-flow hedge are recognized in current earnings. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items. The Company also documents its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not use derivative financial instruments for trading or speculative purposes.
Marketable Securities
The Company’s marketable securities, recorded within other assets, net on the consolidated balance sheet, are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses are recorded in other income, net. The marketable securities are held for an indefinite period of time, but might be sold in the future as changes in market conditions or economic factors occur. The fair value of the marketable securities is determined based on prevailing market prices. The Company recorded $423,000 and $296,000 of gross unrealized gains and $1,264,000 and $55,000 of gross unrealized losses within accumulated other comprehensive income as of January 31, 2008 and 2007, respectively.
The following table summarizes activity in other comprehensive income related to marketable securities:

(in thousands)	January 31, 2008

Change in fair value of marketable securities, net of tax benefit of $244	$(741)
Adjustment for net gains realized and included in net earnings, net of tax expense of $39	(58)

Change in unrealized loss on marketable securities	$(799)

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
TIFFANY & CO.

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
Cost of Sales
Cost of sales includes costs related to the purchase of merchandise from third parties, the cost to internally manufacture merchandise (metal, gemstones, labor and overhead), inbound freight, purchasing and receiving, inspection, warehousing, internal transfers and other costs associated with distribution and merchandising. Cost of sales also includes royalty fees paid to outside designers and customer shipping and handling charges.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses include costs associated with the selling and promotion of products as well as administrative expenses. The types of expenses associated with these functions are store operating expenses (such as labor, rent and utilities), advertising and other corporate level administrative expenses.
Advertising Costs
Media and production costs for print advertising are expensed as incurred, while catalog costs are expensed upon mailing. Advertising costs, which include media, production, catalogs, promotional events and other related costs totaled $173,975,000, $161,688,000 and $136,511,000 in 2007, 2006 and 2005, representing 5.9%, 6.3% and 5.9% of net sales, respectively.
Preopening Costs
Costs associated with the opening of new retail stores are expensed in the period incurred.
Stock-Based Compensation
New, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, are measured at fair value and recognized as compensation expense over the requisite service period.
Merchandise Design Activities
Merchandise design activities consist of conceptual formulation and design of possible products and creation of preproduction prototypes and molds. Costs associated with these activities are expensed as incurred.
TIFFANY & CO.

Foreign Currency
The functional currency of most of the Company’s foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of other comprehensive earnings within stockholders’ equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded a net gain resulting from foreign currency transactions of $2,290,000 in 2007, a net loss of $1,549,000 in 2006 and a net gain of $2,245,000 in 2005 within other income, net.
Income Taxes
Income taxes are accounted for by using the asset and liability method in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. In evaluating the exposures associated with the Company’s various tax filing positions, management records reserves using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). The Company, its domestic subsidiaries and the foreign branches of its domestic subsidiaries file a consolidated Federal income tax return.
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
The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share (“EPS”) computations:

	Years Ended January 31,
(in thousands)	2008	2007	2006

Net earnings for basic and diluted EPS	$303,772	$253,927	$254,655

Weighted-average shares for basic EPS	134,748	138,362	142,976
Incremental shares based upon the assumed exercise of stock options and restricted stock units	3,392	2,479	2,602

Weighted-average shares for diluted EPS	138,140	140,841	145,578

For the years ended January 31, 2008, 2007 and 2006, there were 427,000, 4,543,000 and 4,586,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.
New Accounting Standards
In July 2006, the FASB issued FIN No. 48 which clarifies the accounting for uncertainty in income tax positions by prescribing a more-likely-than-not recognition threshold for income tax positions taken or
TIFFANY & CO.

expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings at the beginning of the year. The Company has adopted FIN No. 48 as of February 1, 2007 which resulted in a charge of $4,299,000 to retained earnings as a cumulative effect of an accounting change (see Note O).
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Management has evaluated the provisions of SFAS No. 157 and determined that its adoption will not have a material effect on the Company’s financial position or earnings.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net earnings attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management has evaluated the provisions of SFAS No. 160 and determined that its adoption will not have a material effect on the Company’s financial position or earnings.
C. ACQUISITIONS AND DISPOSITIONS
Management concluded that Little Switzerland, Inc.’s (“Little Switzerland”) operations did not demonstrate the potential to generate a return on investment consistent with management’s objectives and, therefore, during the second quarter of 2007 the Company’s Board of Directors authorized the sale of Little Switzerland. On July 31, 2007, the Company entered into an agreement with NXP Corporation (“NXP”) by which NXP would purchase 100% of the stock of Little Switzerland. The transaction closed on September 18, 2007 for net proceeds of $32,870,000 which excludes payments for existing trade payables owed to the Company by Little Switzerland. The purchase price remains subject to customary post-closing adjustments. The Company has agreed to continue to distribute TIFFANY & CO. merchandise through TIFFANY & CO. boutiques maintained in certain LITTLE SWITZERLAND stores post-closing. In addition, the Company has agreed to provide warehousing services to Little Switzerland for a transition period.
The Company determined that the continuing cash flows from Little Switzerland operations were not significant. Therefore, the results of Little Switzerland are presented as a discontinued operation in the consolidated financial statements for all periods presented. Prior to the reclassification, Little Switzerland’s results had been included within the non-reportable segment Other.
Little Switzerland’s loss before income taxes in 2007 includes a $54,260,000 pre-tax charge ($22,602,000 after-tax) due to the sale of Little Switzerland. The tax benefit recorded in connection with the charge
TIFFANY & CO.

included the effect of basis differences in the investment in Little Switzerland. In the fourth quarter of 2006, the Company performed its annual impairment testing for goodwill and determined that all goodwill for the Little Switzerland business was impaired as a result of store performance and cash flow projections. Therefore, the loss before income taxes in 2006 includes a $6,893,000 pre-tax charge related to the impairment of goodwill.
Summarized statement of earnings data for Little Switzerland is as follows:

	Years Ended January 31,
(in thousands)	2008	2007	2006

Net revenues	$52,817	$87,587	$82,361

Loss on disposal	$54,260	$—	$—
Loss from operations	5,401	15,873	5,080
Income tax (benefit) expense	(32,114)	(1,107)	548

Loss from discontinued operations, net of tax	$27,547	$14,766	$5,628

Summarized balance sheet data for Little Switzerland is as follows:

(in thousands)	January 31, 2007

Assets held for sale:
Inventories, net	$67,948
Other current assets	5,526
Property, plant and equipment, net	20,246
Other assets	13,012

Total assets held for sale	$106,732

Liabilities held for sale:
Current liabilities	$17,631
Other liabilities	4,377

Total liabilities held for sale	$22,008

In October 2005, the Company acquired a corporation that specializes in polishing small carat weight diamonds. The price paid by the Company for the entire equity interest in this corporation was $2,000,000, of which $1,200,000 was paid in 2005, $400,000 in 2006 and $400,000 in 2007. This acquisition was strategically important to the Company’s diamond sourcing program, but not significant to the Company’s financial position, earnings or cash flows.
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
TIFFANY & CO.

D. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:

	Years Ended January 31,
(in thousands)	2008	2007	2006

Interest, net of interest capitalization	$23,543	$24,493	$18,593

Income taxes	$142,034	$141,209	$210,360

Details of businesses acquired in purchase transactions:

	Years Ended January 31,
(in thousands)	2008	2007	2006

Fair value of assets acquired	$—	$—	$2,306
Liabilities assumed	—	—	(958)

Cash paid for acquisition	—	—	1,348
Cash acquired	—	—	(3)
Additional consideration on prior-year acquisitions	400	400	5,500

Net cash paid for acquisition	$400	$400	$6,845

Supplemental noncash investing and financing activities:

	Years Ended January 31,
(in thousands)	2008	2007	2006

Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	$2,450	$4,550	$4,400

E. INVENTORIES

	January 31,
(in thousands)	2008	2007

Finished goods	$812,928	$772,102
Raw materials	352,211	316,206
Work-in-process	77,326	58,366

	$1,242,465	$1,146,674

LIFO-based inventories at January 31, 2008 and 2007 represented 68% and 72% of inventories, net, with the current cost exceeding the LIFO inventory value by $137,152,000 and $108,501,000. The Company recorded a $19,212,000 pre-tax charge during the fourth quarter of 2007 within cost of sales related to the discontinuance of certain watch models as a result of the Company’s recent agreement by which The Swatch Group Ltd. will design, manufacture, distribute and market TIFFANY & CO. brand watches worldwide.
TIFFANY & CO.

F. PROPERTY, PLANT AND EQUIPMENT

	January 31,
(in thousands)	2008	2007

Land	$41,713	$201,529
Buildings	104,527	157,708
Leasehold improvements	623,048	543,289
Office equipment	325,864	283,610
Furniture and fixtures	178,535	149,129
Machinery and equipment	104,377	96,720
Construction-in-progress	21,379	11,994

	1,399,443	1,443,979
Accumulated depreciation and amortization	(651,233)	(531,836)

	$748,210	$912,143

The provision for depreciation and amortization for the years ended January 31, 2008, 2007 and 2006 was $129,462,000, $118,129,000 and $110,018,000. In each of those years, the Company accelerated the depreciation of certain leasehold improvements and equipment as a result of the shortening of useful lives related to renovations and/or expansions of retail stores and office facilities. The amount of accelerated depreciation recognized was $3,916,000, $3,467,000 and $3,710,000 for the years ended January 31, 2008, 2007 and 2006.
G. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	January 31,
(in thousands)	2008	2007

Accounts payable-trade	$69,186	$69,039
Accrued compensation and commissions	64,302	47,511
Accrued sales, withholding and other taxes	19,432	33,721
Other	50,702	48,200

	$203,622	$198,471

TIFFANY & CO.

H. DEBT

	January 31,
(in thousands)	2008	2007

Short-term borrowings:
Credit Facility	$40,695	$106,681
Other	3,337	—

	44,032	106,681

Long-term debt:
Senior Notes:
6.90% Series A, due 2008	$60,000	$60,000
7.05% Series B, due 2010	40,000	40,000
6.15% Series C, due 2009	41,272	39,706
6.56% Series D, due 2012	64,231	59,848
4.50% yen loan, due 2011	46,755	41,110
First Series Yen Bonds, due 2010	140,265	123,329
Hong Kong Term Loan, due 2011	12,624	34,572
Switzerland Term Loan, due 2011	3,958	13,216

	409,105	411,781
Less current portion of long-term debt	65,640	5,398

	$343,465	$406,383

Credit Facility
In July 2005, the Company entered into a $300,000,000 revolving credit facility (“Credit Facility”) and, in October 2006, exercised its option to increase the Credit Facility by $150,000,000 to $450,000,000. The Company has the option to increase such commitments to $500,000,000. Borrowings may be made from eight participating banks and are at interest rates based upon local currency borrowing rates plus a margin that fluctuates with the Company’s fixed charge coverage ratio. The Credit Facility, which expires in July 2010, requires the payment of an annual fee based on the total commitment and contains covenants that require maintenance of certain debt/equity and interest-coverage ratios, in addition to other requirements customary to loan facilities of this nature. The weighted-average interest rate for the Credit Facility was 4.58% and 2.44% at January 31, 2008 and 2007.
6.90% Series A Senior Notes and 7.05% Series B Senior Notes
In December 1998, the Company, in private transactions with various institutional lenders, issued, at par, $60,000,000 principal amount 6.90% Series A Senior Notes Due 2008 and $40,000,000 principal amount 7.05% Series B Senior Notes Due 2010. The proceeds of these issuances were used by the Company for working capital and to refinance a portion of the outstanding short-term indebtedness. The Note Purchase Agreements require lump sum repayments upon maturities, maintenance of specific financial covenants and ratios and limit certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.
6.15% Series C Senior Notes and 6.56% Series D Senior Notes
In July 2002, the Company, in a private transaction with various institutional lenders, issued, at par, $40,000,000 of 6.15% Series C Senior Notes Due 2009 and $60,000,000 of 6.56% Series D Senior Notes
TIFFANY & CO.

Due 2012 with lump sum repayments upon maturities. The proceeds of these issuances were used by the Company for general corporate purposes, working capital and to redeem previously issued Senior Notes which came due in January 2003. The Note Purchase Agreements require maintenance of specific financial covenants and ratios and limit certain changes to indebtedness and the general nature of the business, in addition to other requirements customary to such borrowings. Concurrent with the issuance of such debt, the Company entered into an interest-rate swap agreement to hedge the change in fair value of its fixed-rate obligation. Under the swap agreement, the Company pays variable-rate interest and receives fixed interest-rate payments periodically over the life of the instrument. The Company accounts for the interest-rate swap agreement as a fair-value hedge of the debt (see Note I), requiring the debt to be valued at fair value. The interest-rate swap agreement had the effect of decreasing interest expense by $535,000 for the year ended January 31, 2008, increasing interest expense by $424,000 for the year ended January 31, 2007, and decreasing interest expense by $751,000 for the year ended January 31, 2006.
4.50% Yen Loan
The Company has a yen 5,000,000,000 ($46,755,000 at January 31, 2008), 15-year term loan due 2011, bearing interest at a rate of 4.50%.
First Series Yen Bonds
In September 2003, the Company issued yen 15,000,000,000 ($140,265,000 at January 31, 2008) of senior unsecured First Series Yen Bonds (“Bonds”) due in 2010 with principal due upon maturity and a fixed coupon rate of 2.02% payable in semi-annual installments. The Bonds were sold in a private transaction to qualified institutional investors in Japan. The proceeds from the issuance were primarily used by the Company to finance the purchase of the land and building housing its Tokyo Flagship store, which was subsequently sold in 2007.
Term Loans
In January 2006, the Company borrowed HKD 300,000,000 ($38,672,000 at issuance) (“Hong Kong Term Loan”) and CHF 19,500,000 ($15,145,000 at issuance) (“Switzerland Term Loan”) due in January 2011. These funds were used to partially finance the repatriation of dividends related to the American Jobs Creation Act of 2004 (see Note O). Principal payments of 10% of the original principal amount are due each year, with the balance due upon maturity. Amounts may be prepaid without incurring penalties. The covenants of the term loans are similar to the Credit Facility. Interest rates are based upon local currency borrowing rates plus a margin that fluctuates with the Company’s fixed charge coverage ratio. The interest rates for the Hong Kong Term Loan and the Switzerland Term Loan were 3.96% and 3.09%, respectively, at January 31, 2008 and 4.28% and 2.40%, respectively, at January 31, 2007.
Other Lines of Credit
The Company had other lines of credit totaling $9,206,000, of which $3,337,000 was outstanding at January 31, 2008.
The Company had letters of credit and financial guarantees of $20,139,000 outstanding at January 31, 2008.
TIFFANY & CO.

Debt Covenants
As of January 31, 2008, the Company was in compliance with all covenants. In the event of any default of payment or performance obligations extending beyond applicable cure periods under the provisions of any one of the Credit Facility, Senior Notes or Term Loans, the loan agreements may be terminated or payment of the notes accelerated. Further, each of the Credit Facility, Senior Notes or Term Loans contain cross default provisions permitting the termination of the loans, or acceleration of the notes, as the case may be, in the event that any of the Company’s other debt obligations are terminated or accelerated prior to the expressed maturity.
Long-Term Debt Maturities
Aggregate maturities of long-term debt as of January 31, 2008 are as follows:

Amount
Years Ending January 31,	(in thousands)

2009	$65,640
2010	46,912
2011	185,567
2012	46,755
2013	64,231
Thereafter	—

$409,105

I. FINANCIAL INSTRUMENTS
Hedging Instruments
In the normal course of business, the Company uses financial hedging instruments, including derivative financial instruments, for purposes other than trading. These instruments include interest-rate swap agreements, foreign currency-purchased put options, forward foreign-exchange contracts and a combination of call and put option contracts in a net-zero cost collar arrangement (“collars”). The Company does not use derivative financial instruments for speculative purposes.
The Company’s foreign subsidiaries and branches satisfy nearly all of their inventory requirements by purchasing merchandise, payable in U.S. dollars, from the Company’s principal subsidiary. Accordingly, the foreign subsidiaries and branches have foreign currency exchange risk that may be hedged. In addition, the Company has foreign currency exchange risk related to foreign currency-denominated purchases of inventory and services from third-party vendors. To mitigate these risks, the Company uses foreign-exchange forward contracts to hedge the settlement of foreign currency liabilities. At January 31, 2008 and 2007, the Company had $7,311,000 and $5,885,000 of outstanding forward foreign-exchange contracts, which subsequently matured in February and March 2008 and February and March 2007, respectively.
To minimize the potentially negative effect of a significant strengthening of the U.S. dollar against the yen, the Company purchases yen put options (“options”) as hedges of forecasted purchases of merchandise. The Company accounts for its option contracts as cash-flow hedges. The Company assesses hedge effectiveness based on the total changes in the options’ cash flows. The effective portion of unrealized gains and losses associated with the value of the option contracts is deferred as a component of accumulated other comprehensive gain (loss) and is recognized as a component of cost of sales on the
TIFFANY & CO.

Company’s consolidated statement of earnings when the related inventory is sold. There was no material ineffectiveness related to the Company’s option contracts in 2007, 2006 and 2005.
Beginning in the first quarter of 2007, the Company began using collars as hedges of forecasted purchases of precious metals to minimize the effect of changes in platinum and silver prices. The Company accounts for its collars as cash-flow hedges. The Company assesses hedge effectiveness based on the total changes in the collars’ cash flows. The effective portion of unrealized gains and losses associated with the value of the collars is deferred as a component of other comprehensive gain (loss) and is recognized as a component of cost of sales on the Company’s consolidated statement of earnings when the related inventory is sold. There was no material ineffectiveness related to the Company’s collars in 2007.
As discussed in Note H, the Company uses an interest-rate swap agreement to effectively convert its fixed-rate Senior Notes Series C and Series D obligations to floating-rate obligations. The Company accounts for the interest-rate swaps as a fair-value hedge. The terms of each swap agreement match the terms of the underlying debt, resulting in no ineffectiveness.
Hedging activity affected accumulated other comprehensive gain (loss), net of tax, as follows:

	Years Ended January 31,

(in thousands)	2008	2007

Balance at beginning of period	$2,046	$3,247
Gains transferred to earnings, net of tax expense of $1,089 and $2,006	(2,013)	(3,725)
Change in fair value, net of tax expense of $979 and $1,359	856	2,524

	$889	$2,046

The Company expects that $951,000 of net derivative gains included in accumulated other comprehensive income at January 31, 2008 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in the yen exchange rate and precious metal prices. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months.
Fair Value
The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. The fair value of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of short-term borrowings and certain long-term debt approximates carrying value due to its variable interest-rate terms. The fair value of certain long-term debt was determined using the quoted market prices of debt instruments with similar terms and maturities. The fair value of the interest-rate swap agreements is based on the amounts the Company would expect to pay/receive to/from third parties to terminate the agreements.
TIFFANY & CO.

The carrying amounts and estimated fair values of financial instruments are as follows:

	January 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value

Mutual funds	$28,133	$28,133	$26,615	$26,615
Auction rate securities	—	—	15,500	15,500
Short-term borrowings	44,032	44,032	106,681	106,681
Current portion of long-term debt	65,640	67,273	5,398	5,398
Long-term debt	343,465	355,976	406,383	419,220
Yen put options	863	863	6,056	6,056
Collars	6,435	6,435	—	—
Interest-rate swap agreements	5,503	5,503	(446)	(446)
J. COMMITMENTS AND CONTINGENCIES
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
In the third quarter of 2007, the Company entered into a sale-leaseback arrangement for the land and multi-tenant building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district. The Company is leasing back that portion of the property that it occupied immediately prior to the transaction. In the third quarter of 2007, the Company received proceeds of $327,537,000 (¥38,050,000,000) and the transaction resulted in a pre-tax gain of $105,051,000, recorded within other operating income, and a deferred gain of $75,244,000, which will be amortized in SG&A expenses over a 15-year period. The pre-tax gain represents the profit on the sale of the property in excess of the present value of the minimum lease payments. The lease is accounted for as an operating lease. The lease expires in 2032; however, the Company has options to terminate the lease in 2022 and 2027 without penalty.
In the third quarter of 2007, the Company entered into a sale-leaseback arrangement for the building housing the TIFFANY & CO. Flagship store in London. The Company sold the building for proceeds of $148,628,000 (£73,000,000) and simultaneously entered into a 15-year lease with two 10-year renewal options. The transaction resulted in a deferred gain of $63,961,000, which will be amortized in SG&A expenses over a 15-year period. The Company continues to occupy the entire building and the lease is accounted for as an operating lease.
TIFFANY & CO.

In the third quarter of 2005, the Company entered into a sale-leaseback arrangement for its Retail Service Center, a distribution and administrative office facility. The Company received proceeds of $75,000,000 resulting in a gain of $5,300,000, which has been deferred and is being amortized over the lease term. The lease has been accounted for as an operating lease. The lease expires in 2025 and has two ten-year renewal options.
Rent expense for the Company’s operating leases, including escalations, consisted of the following:

	Years Ended January 31,
(in thousands)	2008	2007	2006

Minimum rent for retail locations	$82,577	$54,153	$48,633
Contingent rent based on sales	40,694	34,756	30,395
Office, distribution and manufacturing facilities and equipment	15,633	29,435	27,099

	$138,904	$118,344	$106,127

Aggregate minimum annual rental payments under non-cancelable operating leases are as follows:

Minimum Annual
Rental Payments
Years Ending January 31,	(in thousands)

2009	$114,078
2010	109,092
2011	101,146
2012	91,878
2013	84,736
Thereafter	523,609
The Company entered into a diamond purchase agreement with Aber Diamond Corporation (“Aber”) whereby the Company has the obligation to purchase a minimum of $50,000,000 of diamonds, subject to availability and the Company’s quality standards, per year for 10 years beginning in 2004.
At January 31, 2008, the Company’s contractual cash obligations and contingent funding commitments were: inventory purchases of $403,571,000 including the obligation under the agreement with Aber, non-inventory purchases of $9,946,000, construction-in-progress of $16,047,000 and other contractual obligations of $12,473,000.
The Company is party to a CDN$35,000,000 ($35,423,000 at January 31, 2008) credit facility and a CDN$8,000,000 ($8,097,000 at January 31, 2008) working capital loan commitment (collectively the “Commitment”) to Tahera, a Canadian diamond mining and exploration company. At January 31, 2008, the Commitment was fully funded and no further amounts remain available to Tahera. In consideration of the Commitment, the Company was granted the right to purchase or market all diamonds mined at the Jericho mine. This mine has been developed and constructed by Tahera in Nunavut, Canada (the “Project”). Indebtedness under the Commitment is secured by certain assets of the Project. Although the Project has been operational, Tahera has continued to experience financial losses as a result of production problems, appreciation of the Canadian Dollar versus the U.S. Dollar, the rise of oil prices and other costs relative to diamond prices. Due to the financial difficulties, Tahera sought additional financing in the fourth quarter of 2007 in order to meet its cash flow requirements but was not successful. In January 2008, Tahera filed for protection from creditors pursuant to the provisions of the Companies’ Creditors Arrangement Act in Canada. Tahera is continuing to pursue financing and strategic alternatives, but it has not shown indications of possible success to-date and the Project’s operations
TIFFANY & CO.

have had to cease and be placed in care and maintenance mode. As a result of these events, the Company’s management has determined that collectibility of the outstanding Commitment is not probable. Therefore, the Company has recorded an impairment charge of $47,981,000, within SG&A expenses, for the full amount outstanding including accrued interest under the Commitment.
The Company has an agreement with Mitsukoshi Ltd. of Japan (“Mitsukoshi”) which is subject to renewal on an annual basis. The agreement continued long-standing commercial relationships that the Company has maintained with Mitsukoshi. Sales at Mitsukoshi department stores represented 5%, 9% and 11% of net sales for the years ended January 31, 2008, 2007 and 2006. The Company also operates boutiques in other Japanese department stores. The Company pays the department stores a percentage fee based on sales generated in these locations. Fees paid to Mitsukoshi and other Japanese department stores totaled $65,513,000, $69,982,000 and $72,231,000 in 2007, 2006 and 2005 and are included in SG&A expenses. Sales transacted at these retail locations are recognized at the “point of sale.”
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
K. RELATED PARTIES
The Company’s Chairman of the Board and Chief Executive Officer is a member of the Board of Directors of The Bank of New York Mellon, which serves as the Company’s lead bank for its Credit Facility, provides other general banking services; serves as the trustee and an investment manager for the Company’s pension plan; and Mellon Investor Services LLC serves as the Company’s transfer agent and registrar. In addition, the Company’s President is a member of the Board of Directors of The Bank of New York Hamilton Funds, Inc. Fees paid to the bank for services rendered, interest on debt and premiums on derivative contracts amounted to $1,534,000, $2,375,000 and $1,931,000 in 2007, 2006 and 2005.
The Company’s Executive Vice President and Chief Financial Officer is a member of the Board of Directors of The Dun & Bradstreet Corporation. Fees paid to that company for credit information reports were less than $100,000 in each of 2007, 2006 and 2005.
A member of the Company’s Board of Directors is a Senior Managing Director of Evercore Partners, a financial advisory and private equity firm. Fees paid to that company for financial advisory services, all of which related to the sale of Little Switzerland, were $1,136,000 in 2007.
A member of the Company’s Board of Directors was an officer of IBM Corporation until January 2006. Fees paid to that company for information technology equipment and services rendered amounted to $14,794,000 in 2005.
TIFFANY & CO.

L. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
In January 2008, the Company’s Board of Directors amended the existing share repurchase program to extend the expiration date of the program to January 2011 and to authorize the repurchase of up to an additional $500,000,000 of the Company’s Common Stock. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions.
The Company’s share repurchase activity was as follows:

	Years Ended January 31,
(in thousands, except per share amounts)	2008	2007	2006

Cost of repurchases	$574,608	$281,176	$132,816
Shares repurchased and retired	12,374	8,149	3,835
Average cost per share	$46.44	$34.50	$34.63
At January 31, 2008, there remained $620,806,000 of authorization for future repurchases under the program.
Cash Dividends
In August 2007, the Company’s Board of Directors declared a 25% increase in the quarterly dividend rate on common shares, increasing it from $0.12 per share to $0.15 per share. In May 2007, they declared a 20% increase in the quarterly rate, increasing it from $0.10 per share to $0.12 per share. In May 2006, they declared a 25% increase in the quarterly rate, increasing it from $0.08 per share to $0.10 per share. On February 21, 2008, they declared a quarterly dividend of $0.15 per common share. This dividend will be paid on April 10, 2008 to stockholders of record on March 20, 2008.
M. STOCK COMPENSATION PLANS
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
The Company grants performance stock units (“PSU”) and stock options to the executive officers of the Company. Other management employees are granted restricted stock units (“RSU”) or a combination of RSU’s and PSU’s. Stock options vest in increments of 25% per year over four years. PSU’s issued to the executive officers vest at the end of a three-year period while PSU’s issued to other management
TIFFANY & CO.

employees vest in increments of 25% per year over a four-year period. All PSU’s are contingent on the Company’s performance against pre-set objectives established by the Compensation Committee of the Company’s Board of Directors. RSU’s vest in increments of 25% per year over a four-year period. The PSU’s and RSU’s require no payment from the employee. PSU and RSU payouts will be in shares of Company stock at vesting. Compensation expense is recognized using the fair market value at the date of grant and recorded ratably over the vesting period. However, PSU compensation expense may be adjusted over the vesting period if interim performance objectives are not met.
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

	Years Ended January 31,
	2008	2007	2006

Dividend yield	0.7%	0.7%	0.5%
Expected volatility	33.5%	38.5%	39.2%
Risk-free interest rate	4.0%	4.5%	4.6%
Expected term in years	7	8	7
A summary of the option activity for the Company’s stock option plans is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term in Years	(in thousands)

Outstanding at January 31, 2007	11,153,201	$30.26
Granted	497,000	37.89
Exercised	(2,810,152)	24.48
Forfeited/cancelled	(67,038)	38.33

Outstanding at January 31, 2008	8,773,011	$32.49	4.79	$58,456

Exercisable at January 31, 2008	7,597,108	$31.75	4.16	$56,433

TIFFANY & CO.

The weighted-average grant-date fair value of options granted for the years ended January 31, 2008, 2007 and 2006 was $14.81, $18.75 and $17.56. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended January 31, 2008, 2007 and 2006 was $69,693,000, $21,518,000 and $34,336,000.
A summary of the activity for the Company’s RSU’s is presented below:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value

Non-vested at January 31, 2007	1,269,517	$37.99
Granted	547,280	37.57
Vested	(389,453)	37.36
Forfeited	(91,251)	37.92

Non-vested at January 31, 2008	1,336,093	$38.02

A summary of the activity for the Company’s PSU’s is presented below:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value

Non-vested at January 31, 2007	942,000	$36.25
Granted	491,352	36.03

Non-vested at January 31, 2008	1,433,352	$36.18

The weighted-average grant-date fair value of RSU’s granted for the years ended January 31, 2007 and 2006 was $39.33 and $39.10. The weighted-average grant-date fair value of PSU’s granted for the years ended January 31, 2007 and 2006 was $40.15 and $37.84.
As of January 31, 2008, there was $74,888,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Employee Incentive Plan and Directors Option Plan. The expense is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of RSU’s vested during the year ended January 31, 2008, 2007 and 2006 was $15,183,000, $9,826,000 and $4,594,000. No PSU’s were vested or forfeited during the years ended January 31, 2008, 2007 and 2006.
Total compensation cost for stock-based-compensation awards recognized in income and the related income tax benefit was $37,069,000 and $13,764,000 for the year ended January 31, 2008, $32,793,000 and $13,061,000 for the year ended January 31, 2007 and $25,622,000 and $10,104,000 for the year ended January 31, 2006. Total compensation cost capitalized in inventory was not significant.
N. EMPLOYEE BENEFIT PLANS
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
TIFFANY & CO.

Qualified Plan benefits are based on the highest five years of compensation and the number of years of service. Effective February 1, 2007, the Qualified Plan was amended to allow participants with at least 10 years of service who retire after attaining age 55 to receive reduced retirement benefits. The Company funds the Qualified Plan’s trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. The Company made cash contributions of $15,000,000 to the Qualified Plan in 2007 and plans to contribute approximately $15,000,000 in 2008. However, this expectation is subject to change based on asset performance being significantly different than the assumed long-term rate of return on pension assets.
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
TIFFANY & CO.

The Company uses a December 31 measurement date for its U.S. employee benefit plans and January 31 for the Japan Plan. In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, the Company is required to change the measurement date of plan assets and benefit obligations from December 31 to January 31 for the fiscal year ending January 31, 2008. The Company does not expect the change in measurement date to have a significant impact on the Company’s financial position or earnings.
Obligations and Funded Status
The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the plans as of the measurement date:

	January 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$265,482	$249,015	$31,819	$24,983
Service cost	17,796	16,643	1,513	900
Interest cost	15,932	13,739	1,671	1,417
Participants’ contributions	—	—	293	446
MMA retiree drug subsidy	—	—	62	164
Amendment	—	6,500	—	6,207
Actuarial gain	(21,253)	(15,312)	(5,053)	(518)
Benefits paid	(5,422)	(4,844)	(1,014)	(1,780)
Translation	1,029	(259)	—	—

Benefit obligation at end of year*	273,564	265,482	29,291	31,819

Change in plan assets:
Fair value of plan assets at beginning of year	211,020	173,436	—	—
Actual return on plan assets	17,234	21,612	—	—
Employer contribution	15,900	20,816	659	1,170
Participants’ contributions	—	—	293	446
MMA retiree drug subsidy	—	—	62	164
Benefits paid	(5,422)	(4,844)	(1,014)	(1,780)

Fair value of plan assets at end of year	238,732	211,020	—	—

Funded status at end of year	$(34,832)	$(54,462)	$(29,291)	$(31,819)

*	The benefit obligation for Pension Benefits is the projected benefit obligation and for Other Postretirement Benefits is the accumulated postretirement benefit obligation.
TIFFANY & CO.

The following tables provide additional information regarding the Company’s pension plans’ projected benefit obligations and assets (included in pension benefits in the table above) and accumulated benefit obligation:

	January 31, 2008
(in thousands)	Qualified	Excess	SRIP	Japan	Total

Projected benefit obligation	$221,595	$29,622	$13,791	$8,556	$273,564
Fair value of plan assets	238,732	—	—	—	238,732

Funded status	$17,137	$(29,622)	$(13,791)	$(8,556)	$(34,832)

Accumulated benefit obligation	$180,380	$14,374	$6,127	$6,085	$206,966

	January 31, 2007
(in thousands)	Qualified	Excess	SRIP	Japan	Total

Projected benefit obligation	$214,292	$29,438	$14,331	$7,421	$265,482
Fair value of plan assets	211,020	—	—	—	211,020

Funded status	$(3,272)	$(29,438)	$(14,331)	$(7,421)	$(54,462)

Accumulated benefit obligation	$176,951	$10,483	$4,660	$4,879	$196,973

At January 31, 2008, the Company had a non-current asset of $17,137,000, a current liability of $2,006,000 and a non-current liability of $79,254,000 for pension and other postretirement benefits. At January 31, 2007, the Company had a current liability of $1,815,000 and a non-current liability of $84,466,000 for pension and other postretirement benefits.
Amounts recognized in accumulated other comprehensive income consist of:

	January 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2008	2007	2008	2007

Net actuarial loss (gain)	$1,112	$28,703	$(1,269)	$3,794
Prior service cost (credit)	8,623	9,899	(10,004)	(10,794)
Deferred income taxes	(3,854)	(15,416)	3,264	474

	$5,881	$23,186	$(8,009)	$(6,526)

The estimated pre-tax amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost within the next 12 months is as follows:

(in thousands)	Pension Benefits	Other Postretirement Benefits

Net actuarial loss	$349	$—
Prior service cost (credit)	1,282	(790)

	$1,631	$(790)

TIFFANY & CO.

Net Periodic Benefit Cost
Net periodic pension and other postretirement benefit expense included the following components:

	Years Ended January 31,
	Pension Benefits			Other Postretirement Benefits
(in thousands)	2008	2007	2006	2008	2007	2006

Net Periodic Benefit Cost:
Service cost	$17,796	$16,643	$13,802	$1,513	$900	$1,697
Interest cost	15,932	13,739	12,118	1,671	1,417	1,780
Expected return on plan assets	(13,704)	(11,699)	(10,052)	—	—	—
Amortization of prior service cost	1,281	712	815	(790)	(1,291)	(856)
Amortization of net loss	2,957	4,186	2,956	10	144	74

Net expense	$24,262	$23,581	$19,639	$2,404	$1,170	$2,695

Other Amounts Recognized in Other Comprehensive Income
Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Year Ended January 31,
		Other Postretirement
	Pension Benefits	Benefits
(in thousands)	2008	2008

Net expense	$24,262	$2,404

Net actuarial gain	$(24,629)	$(5,053)
Recognized actuarial loss	(2,957)	(10)
Recognized prior service (cost) credit	(1,281)	790

Total recognized in other comprehensive income	$(28,867)	$(4,273)

Total recognized in net periodic benefit cost and other comprehensive income	$(4,605)	$(1,869)

TIFFANY & CO.

Assumptions
Weighted-average assumptions used to determine benefit obligations:

	January 31,
	Pension Benefits
	2008	2007

Discount rate:
Qualified Plan/ Excess Plan/ SRIP	6.50%	6.00%
Japan Plan	2.75%	2.75%
Rate of increase in compensation:
Qualified Plan	4.00%	3.50%
Excess Plan	5.50%	5.00%
SRIP	8.50%	8.00%
Japan Plan	2.25%	2.25%
The discount rate for Other Postretirement Benefits was 6.50% and 6.00% for January 31, 2008 and 2007.
Weighted-average assumptions used to determine net periodic benefit cost:

	January 31,
	Pension Benefits
	2008	2007	2006

Discount rate:
Qualified Plan/ Excess Plan/ SRIP	6.00%	5.75%	6.00%
Japan Plan	2.75%	2.75%	2.50%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation:
Qualified Plan	3.50%	3.50%	3.50%
Excess Plan	5.00%	5.00%	3.50%
SRIP	8.00%	8.00%	8.00%
Japan Plan	2.25%	2.25%	2.00%
The discount rate for Other Postretirement Benefits was 6.00%, 5.75% and 6.00% for January 31, 2008, 2007 and 2006.
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
For postretirement benefit measurement purposes, 9.00% (for pre-age 65 retirees) and 10.00% (for post-age 65 retirees) annual rates of increase in the per capita cost of covered health care were assumed for 2008. The rate was assumed to decrease gradually to 5.00% by 2016 (for pre-age 65 retirees) and by 2018 (for post-age 65 retirees) and remain at that level thereafter.
Assumed health-care cost trend rates have a significant effect on the amounts reported for the Company’s postretirement health-care benefits plan. A one-percentage-point increase in the assumed
TIFFANY & CO.

health-care cost trend rate would increase the Company’s accumulated postretirement benefit obligation by $455,000 and the aggregate service and interest cost components of net periodic postretirement benefits by $28,000 for the year ended January 31, 2008. Decreasing the assumed health-care cost trend rate by one-percentage-point would decrease the Company’s accumulated postretirement benefit obligation by $416,000 and the aggregate service and interest cost components of net periodic postretirement benefits by $25,000 for the year ended January 31, 2008.
Plan Assets
     The Company’s Qualified Plan asset allocation at the measurement date and target asset allocation by asset category are as follows:

		Percentage of Qualified Plan Assets
		at December 31,
Asset Category	Target Asset Allocation	2007	2006

Equity securities	60% — 70%	66%	67%
Debt securities	20% — 30%	24	26
Other	5% — 15%	10	7

		100%	100%

Qualified Plan assets include investments in the Company’s Common Stock, representing 1% of plan assets at December 31, 2006. At December 31, 2007, the Qualified Plan did not include any investments in the Company’s Common Stock.
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
Benefit Payments
The Company expects the following future benefit payments to be paid:

	Pension Benefits	Other Postretirement Benefits
Years Ending January 31,	(in thousands)	(in thousands)

2009	$5,702	$955
2010	6,403	1,012
2011	7,288	1,076
2012	8,125	1,149
2013	9,029	1,226
2014-2018	67,957	7,590
Profit Sharing and Retirement Savings Plan
The Company maintains an Employee Profit Sharing and Retirement Savings Plan (“EPSRS Plan”) that covers substantially all U.S.-based employees. Under the profit-sharing feature of the EPSRS Plan, the Company makes contributions, in the form of newly-issued Company Common Stock, to the employees’
TIFFANY & CO.

accounts based on the achievement of certain targeted earnings objectives established by, or as otherwise determined by, the Company’s Board of Directors. The Company recorded expense of $4,750,000, $2,450,000 and $4,550,000 in 2007, 2006 and 2005. Under the retirement savings feature of the EPSRS Plan, employees who meet certain eligibility requirements may participate by contributing up to 15% of their annual compensation, and the Company provides a 50% matching cash contribution up to 6% of each participant’s total compensation. The Company recorded expense of $6,940,000, $6,409,000 and $5,674,000 in 2007, 2006 and 2005. Contributions to both features of the EPSRS Plan are made in the following year.
Under the profit-sharing feature of the EPSRS Plan, the Company’s stock contribution is required to be maintained in such stock until the employee has two or more years of service, at which time the employee may diversify his or her Company stock account into other investment options provided under the plan. Under the retirement savings portion of the EPSRS Plan, the employees have the ability to elect to invest their contribution and the matching contribution in Company stock. At January 31, 2008, investments in Company stock represented 28% of total EPSRS Plan assets.
Effective as of February 1, 2006, the EPSRS Plan was amended to provide a defined contribution retirement benefit (the “DCRB”) to eligible employees hired on or after January 1, 2006 (see Pensions and Other Postretirement Benefits above). Under the DCRB, the Company will make contributions each year to each employee’s account at a rate based upon age and years of service. These contributions will be deposited into individual accounts set up in each employee’s name to be invested in a manner similar to the retirement savings portion of the EPSRS Plan. The Company recorded expense of $1,032,000 and $330,000 in 2007 and 2006.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for directors, executives and certain management employees, whereby eligible participants may defer a portion of their compensation for payment at specified future dates, upon retirement, death or termination of employment. The deferred compensation is adjusted to reflect performance, whether positive or negative, of selected investment options, chosen by each participant, during the deferral period. The amounts accrued under the plans were $19,795,000 and $16,972,000 at January 31, 2008 and 2007 and are reflected in other long-term liabilities.
O. INCOME TAXES
Earnings from continuing operations before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2008	2007	2006

United States	$343,439	$253,573	$247,192
Foreign	178,763	166,735	125,862

	$522,202	$420,308	$373,054

TIFFANY & CO.

Components of the provision for income taxes were as follows:

	Years Ended January 31,
(in thousands)	2008	2007	2006

Current:
Federal	$145,985	$84,477	$94,167
State	26,174	17,893	24,883
Foreign	149,975	48,755	40,042

	322,134	151,125	159,092

Deferred:
Federal	(84,690)	(1,133)	(42,574)
State	(10,776)	1,572	(4,417)
Foreign	(35,785)	51	670

	(131,251)	490	(46,321)

	$190,883	$151,615	$112,771

Deferred tax assets (liabilities) consisted of the following:

	January 31,
(in thousands)	2008	2007

Deferred tax assets:
Pension/postretirement benefits	$21,654	$35,309
Inventory	31,195	36,643
Accrued expenses	13,125	10,430
Share-based compensation	28,020	25,403
Depreciation	16,780	7,198
Foreign net operating losses	23,171	19,626
Notes receivable	20,045	—
Sale-leaseback	86,866	—
Other	31,969	9,348

	272,825	143,957
Valuation allowance	(21,035)	(19,626)

	251,790	124,331

Deferred tax liabilities:
State tax	(10,646)	(7,590)
Foreign tax credit	(8,741)	—
Other	(3,051)	(4,759)

	(22,438)	(12,349)

Net deferred tax asset	$229,352	$111,982

The Company has recorded a valuation allowance against certain deferred tax assets related to Federal, state and foreign net operating loss carryforwards where recovery is uncertain. The overall valuation allowance relates to tax loss carryforwards and temporary differences for which no benefit is expected to be realized. Tax loss carryforwards of approximately $27,000,000 and $77,000,000 exist in certain state and foreign jurisdictions, respectively. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from January 2009 through January 2028.
TIFFANY & CO.

Reconciliations of the provision for income taxes at the statutory Federal income tax rate to the Company’s effective tax rate were as follows:

	Years Ended January 31,
	2008	2007	2006

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.8	3.0	4.0
Foreign losses with no tax benefit	0.8	1.0	0.3
American Jobs Creation Act of 2004	—	—	(6.1)
Extraterritorial income exclusion	—	(0.7)	(1.9)
Undistributed foreign earnings	(0.9)	(1.6)	(1.0)
Domestic manufacturing deduction	(0.8)	(0.3)	(0.5)
Other	(0.3)	(0.3)	0.4

	36.6%	36.1%	30.2%

The American Jobs Creation Act of 2004 (“AJCA”), which was signed into law on October 22, 2004, created a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The incentive effectively reduced the amount of U.S. Federal income tax due on repatriation. Taking advantage of the AJCA, the Company recorded an income tax benefit of $22,588,000 in 2005 associated with the repatriation of foreign earnings. The tax benefit to the Company occurred because the Company had previously accrued income taxes on un-repatriated foreign earnings at statutory tax rates. In total, the Company repatriated $178,245,000 of accumulated foreign earnings.
The Company determined that it has the intent to indefinitely reinvest any undistributed earnings of foreign subsidiaries which were not repatriated under the AJCA. As of January 31, 2008 and 2007, the Company has not provided deferred taxes on approximately $85,000,000 and $62,000,000 of undistributed earnings. U.S. Federal income taxes of approximately $16,600,000 and $11,300,000 would be incurred, respectively, if these earnings were distributed.
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
TIFFANY & CO.

The following table reconciles the unrecognized tax benefits from the beginning of the period to the end of the period:

(in thousands)

Unrecognized tax benefits at February 1, 2007	$32,118
Gross increases – tax positions in prior period	13,413
Gross decreases – tax positions in prior period	(16,030)
Gross increases – current period tax positions	6,654
Settlements	(4,805)
Lapse of statute of limitations	(1,044)

Unrecognized tax benefits at January 31, 2008	$30,306

As of January 31, 2008, the gross amount of unrecognized tax benefits was $33,701,000, including interest and penalties of $3,395,000. As of that date, the total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate was $14,292,000.
The Company files income tax returns in the U.S. federal jurisdiction as well as various state and foreign locations. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including Japan (tax years 2003-2005) and New York City (tax year 2002). Tax years from 2005-present are open to examination in the U.S. and tax years 2003-present are open to examination in various other state and foreign taxing jurisdictions. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Ongoing audits are in various stages of completion and while the Company does not anticipate any material changes in unrecognized income tax benefits over the next 12 months, future developments in the audit process may result in a change in this assessment.
P. SEGMENT INFORMATION
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
TIFFANY & CO.

expenses between unallocated corporate expenses and earnings (losses) from continuing operations for segments.
Certain information relating to the Company’s segments is set forth below:

	Years Ended January 31,
(in thousands)	2008	2007	2006

Net sales:
U.S. Retail	$1,474,637	$1,326,441	$1,220,683
International Retail	1,200,442	1,010,627	900,689
Direct Marketing	182,127	174,078	157,483

Total reportable segments	2,857,206	2,511,146	2,278,855
Other	81,565	49,588	33,937

	$2,938,771	$2,560,734	$2,312,792

Earnings (losses) from continuing operations:*
U.S. Retail	$288,030	$243,258	$248,129
International Retail	301,957	253,835	211,164
Direct Marketing	62,533	58,046	53,681

Total reportable segments	652,520	555,139	512,974
Other	(33,038)	(14,379)	(14,525)

	$619,482	$540,760	$498,449

*	Represents earnings (losses) from continuing operations before unallocated corporate expenses, other operating income and interest expense, financing costs and other income, net.
The Company’s Executive Officers do not evaluate the performance of the Company’s assets on a segment basis for internal management reporting and, therefore, such information is not presented.
The following table sets forth reconciliations of the segments’ earnings from operations to the Company’s consolidated earnings from continuing operations before income taxes:

	Years Ended January 31,
(in thousands)	2008	2007	2006

Earnings from continuing operations for segments	$619,482	$540,760	$498,449
Unallocated corporate expenses	(127,007)	(109,964)	(110,824)
Other operating income	105,051	—	—
Other operating expenses	(67,193)	—	—
Interest expense, financing costs and other income, net	(8,131)	(10,488)	(14,571)

Earnings from continuing operations before income taxes	$522,202	$420,308	$373,054

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. In addition, unallocated corporate expenses for the year ended January 31, 2008 included a $10,000,000 contribution to The Tiffany & Co. Foundation, a private charitable foundation established by the Company.
TIFFANY & CO.

Other operating income represents the $105,051,000 pre-tax gain on the sale-leaseback of the land and building housing the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district. Other operating expenses includes the $47,981,000 pre-tax impairment charge on the note receivable from Tahera and the $19,212,000 pre-tax charge related to the discontinuance of certain watch models as a result of the Company’s agreement by which The Swatch Group Ltd. will design, manufacture, distribute and market TIFFANY & CO. brand watches worldwide.
Sales to unaffiliated customers and long-lived assets by geographic areas were as follows:

	Years Ended January 31,
(in thousands)	2008	2007	2006

Net sales:
United States	$1,734,139	$1,560,930	$1,427,710
Japan	498,501	491,312	490,834
Other countries	706,131	508,492	394,248

	$2,938,771	$2,560,734	$2,312,792

Long-lived assets:
United States	$658,141	$626,262	$583,920
Japan	15,427	152,791	157,218
Other countries	104,329	159,857	133,798

	$777,897	$938,910	$874,936

Classes of Similar Products

	Years Ended January 31,
(in thousands)	2008	2007	2006

Net sales:
Jewelry	$2,535,553	$2,201,206	$1,969,264
Tableware, timepieces and other	403,218	359,528	343,528

	$2,938,771	$2,560,734	$2,312,792

TIFFANY & CO.

Q. QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007 Quarters Ended
(in thousands, except per share amounts)	April 30	July 31[a]	October 31[a,b]	January 31[c]

Net sales	$595,729	$662,562	$627,323	$1,053,157
Gross profit	327,328	366,113	337,137	599,694
Earnings from continuing operations	81,287	106,994	153,785	188,267
Net earnings from continuing operations	49,405	63,219	100,445	118,250
Net earnings	49,659	36,973	98,890	118,250
Earnings from continuing operations per share:
Basic	$0.36	$0.46	$0.74	$0.91

Diluted	$0.35	$0.45	$0.72	$0.89

Net earnings per share:
Basic	$0.36	$0.27	$0.73	$0.91

Diluted	$0.36	$0.26	$0.71	$0.89

[a]	Includes a pre-tax charge of $54,861,000, or $0.17 per diluted share after-tax, in the quarter ended July 31 and pre-tax income of $601,000, or $0.01 per diluted share after-tax, in the quarter ended October 31, both due to the sale of Little Switzerland (see Note C).

[b]	Includes a pre-tax gain of $105,051,000, or $0.48 per diluted share after-tax, due to the sale-leaseback of the TIFFANY & CO. Flagship store in Tokyo’s Ginza shopping district (see Note J).

[c]	Includes (i) a pre-tax charge of $47,981,000, or $0.22 per diluted share after-tax, related to the impairment of the Tahera note receivable (see Note J); (ii) a pre-tax charge of $19,212,000, or $0.09 per diluted share after-tax, related to the discontinuance of certain watches as a result of the Company’s recent agreement with The Swatch Group Ltd. (see Note E); and (iii) a pre-tax charge of $15,532,000, or $0.07 per diluted share after-tax, related to impairment losses associated with the Company’s IRIDESSE business (see Note B).

	2006 Quarters Ended
(in thousands, except per share amounts)	April 30	July 31	October 31	January 31

Net sales	$515,356	$554,657	$531,834	$958,887
Gross profit	291,127	310,443	287,351	552,629
Earnings from continuing operations	74,933	76,878	47,655	231,330
Net earnings from continuing operations	43,483	44,714	32,625	147,871
Net earnings	43,142	41,144	29,142	140,499
Earnings from continuing operations per share:
Basic	$0.31	$0.32	$0.24	$1.09

Diluted	$0.30	$0.32	$0.23	$1.07

Net earnings per share:
Basic	$0.30	$0.30	$0.21	$1.04

Diluted	$0.30	$0.29	$0.21	$1.02

The sum of the quarterly net earnings per share amounts in the above tables may not equal the full-year amount since the computations of the weighted-average number of common-equivalent shares outstanding for each quarter and the full year are made independently.
TIFFANY & CO.

R. SUBSEQUENT EVENT
In March 2008, the Audit Committee of the Company’s Board of Directors approved management’s proposal to change the method of costing inventories held by U.S. and foreign branches from the last-in, first-out (“LIFO”) method to the average cost method. Inventories held by Japan and foreign subsidiaries are already valued using the average cost method. The Company believes that the average cost method is preferable on the basis that it conforms to the manner in which the Company operationally manages its inventories and evaluates retail pricing and it makes the Company’s inventory reporting consistent with many peer retailers. This change will be effective beginning in the first fiscal quarter of 2008 and will be applied retrospectively. Accounts affected by this change are: cost of sales; provision for income taxes; inventories, net; deferred income taxes; and retained earnings.
Components of the Company’s consolidated statements of earnings adjusted for the effect of changing from LIFO to average cost are as follows:

	Year Ended January 31, 2008
(in thousands, except per share data)	As Reported	Adjustment	As Adjusted

Cost of sales	$1,308,499	$(26,993)	$1,281,506
Provision for income taxes	190,883	7,287	198,170
Net earnings from continuing operations	331,319	19,706	351,025
Net earnings	303,772	19,706	323,478

Net earnings from continuing operations per share:
Basic	$2.46	$0.15	$2.61

Diluted	$2.40	$0.14	$2.54

Net earnings per share:
Basic	$2.25	$0.15	$2.40

Diluted	$2.20	$0.14	$2.34

	Year Ended January 31, 2007
(in thousands, except per share data)	As Reported	Adjustment	As Adjusted

Cost of sales	$1,119,184	$(31,270)	$1,087,914
Provision for income taxes	151,615	12,300	163,915
Net earnings from continuing operations	268,693	18,970	287,663
Net earnings	253,927	18,970	272,897

Net earnings from continuing operations per share:
Basic	$1.94	$0.14	$2.08

Diluted	$1.91	$0.13	$2.04

Net earnings per share:
Basic	$1.84	$0.14	$1.97

Diluted	$1.80	$0.13	$1.94

TIFFANY & CO.

	Year Ended January 31, 2006
(in thousands, except per share data)	As Reported	Adjustment	As Adjusted

Cost of sales	$1,005,014	$(11,322)	$993,692
Provision for income taxes	112,771	4,581	117,352
Net earnings from continuing operations	260,283	6,741	267,024
Net earnings	254,655	6,741	261,396

Net earnings from continuing operations per share:
Basic	$1.82	$0.05	$1.87

Diluted	$1.79	$0.05	$1.83

Net earnings per share:
Basic	$1.78	$0.05	$1.83

Diluted	$1.75	$0.05	$1.80

Quarterly financial data for the year ended January 31, 2008 adjusted for the effect of changing from LIFO to average cost is as follows:

	2007 Quarters Ended*
(in thousands, except per share amounts)	April 30	July 31	October 31	January 31

Net sales	$595,729	$662,562	$627,323	$1,053,157
Gross profit	333,958	371,906	341,547	609,854
Earnings from continuing operations	87,917	112,787	158,195	198,427
Net earnings from continuing operations	53,827	66,709	103,102	127,387
Net earnings	54,081	40,463	101,547	127,387

Earnings from continuing operations per share:
Basic	$0.39	$0.49	$0.76	$0.98

Diluted	$0.39	$0.48	$0.74	$0.96

Net earnings per share:
Basic	$0.40	$0.30	$0.75	$0.98

Diluted	$0.39	$0.29	$0.73	$0.96

*	See Note Q for amounts reported prior to the change from LIFO to average cost.
The sum of the quarterly net earnings per share amounts in the above table may not equal the full-year amount since the computations of the weighted-average number of common-equivalent shares outstanding for each quarter and the full year are made independently.
TIFFANY & CO.

Components of the Company’s consolidated balance sheets adjusted for the effect of changing from LIFO to average cost are as follows:

	January 31, 2008
(in thousands)	As Reported	Adjustment	As Adjusted

Assets:
Inventories, net	$1,242,465	$129,932	$1,372,397
Deferred income taxes – current	71,402	(51,184)	20,218
Total Assets	2,922,156	78,748	3,000,904

Liabilities and Stockholders’ Equity:
Retained earnings	958,915	78,748	1,037,663
Total Liabilities and Stockholders’ Equity	2,922,156	78,748	3,000,904

	January 31, 2007
(in thousands)	As Reported	Adjustment	As Adjusted

Assets:
Inventories, net	$1,146,674	$102,939	$1,249,613
Deferred income taxes – current	72,934	(43,897)	29,037
Total Assets	2,845,510	59,042	2,904,552

Liabilities and Stockholders’ Equity:
Retained earnings	1,269,940	59,042	1,328,982
Total Liabilities and Stockholders’ Equity	2,845,510	59,042	2,904,552
The cumulative effect on retained earnings at January 31, 2006 is an increase of $40,072,000.
The adjustment from LIFO to average cost will have no effect on the net cash provided by/used in operating, investing and financing activities for the years ended January 31, 2008, 2007 and 2006.
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
The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is shown on page K-49-50.
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
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2008 based on criteria in Internal Control – Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of January 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown on page K-49-50.
/s/ Michael J. Kowalski
Chairman of the Board and Chief Executive Officer
/s/ James N. Fernandez
Executive Vice President and Chief Financial Officer
Item 9B. Other Information.
NONE
[Remainder of this page is intentionally left blank]
TIFFANY & CO.

PART III
Item 10. Directors and Executive Officers and Corporate Governance.
Incorporated by reference from the sections titled “Ownership by Directors, Director Nominees and Executive Officers,” “Compliance of Directors, Executive Officers and Greater-Than-Ten-Percent Stockholders with Section 16(a) Beneficial Ownership Reporting Requirements” and “DISCUSSION OF PROPOSALS PRESENTED BY THE BOARD. Item 1. Election of Directors” in Registrant’s Proxy Statement dated April 10, 2008.
CODE OF ETHICS AND OTHER CORPORATE GOVERNANCE DISCLOSURES
Registrant has adopted a Code of Business and Ethical Conduct for its Directors, Chief Executive Officer, Chief Financial Officer and all other officers of Registrant. A copy of this Code is posted on the corporate governance section of the Registrant’s website, http://investor.tiffany.com/governance.cfm; go to “Code of Conduct”. The Registrant will also provide a copy of the Code of Business and Ethical Conduct to stockholders upon request.
See Registrant’s Proxy Statement dated April 10, 2008, for information within the section titled “Business Conduct Policy and Code of Ethics.”
Item 11. Executive Compensation.
Incorporated by reference from the section titled “COMPENSATION OF THE CEO AND OTHER EXECUTIVE OFFICERS” in Registrant’s Proxy Statement dated April 10, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from the section titled “OWNERSHIP OF THE COMPANY” in Registrant’s Proxy Statement dated April 10, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
See Executive Officers of the Registrant and Board of Directors information incorporated by reference from the sections titled “Independent Directors Constitute a Majority of the Board,” “TRANSACTIONS WITH RELATED PERSONS” and “EXECUTIVE OFFICERS OF THE COMPANY” in Registrant’s Proxy Statement dated April 10, 2008.
Item 14. Principal Accountant Fees and Services.
Incorporated by reference from the section titled “Fees and Services of PricewaterhouseCoopers LLP” in Registrant’s Proxy Statement dated April 10, 2008.
TIFFANY & CO.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) List of Documents Filed As Part of This Report:
1. Financial Statements
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of January 31, 2008 and 2007.
Consolidated Statements of Earnings for the years ended January 31, 2008, 2007 and 2006.
Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended January 31, 2008, 2007 and 2006.
Consolidated Statements of Cash Flows for the years ended January 31, 2008, 2007 and 2006.
Notes to Consolidated Financial Statements.
2. Financial Statement Schedules
The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements:
          Schedule II — Valuation and Qualifying Accounts and Reserves.
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
3. Exhibits
The following exhibits have been filed with the Securities and Exchange Commission, but are not attached to copies of this Annual Report on Form 10-K other than complete copies filed with said Commission and the New York Stock Exchange:

Exhibit	Description

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 8-K dated May 16, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 20, 1999. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 10-Q for the Fiscal Quarter ended July 31, 1999.

3.1a	Amendment to Certificate of Incorporation of Registrant dated May 18, 2000. Previously filed as Exhibit 3.1b to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2001.

3.2	Restated By-Laws of Registrant, as last amended July 19, 2007. Incorporated by reference from Exhibit 3.2 to Registrant’s Report on Form 8-K dated July 20, 2007.
TIFFANY & CO.

Exhibit	Description

10.5	Designer Agreement between Tiffany and Paloma Picasso dated April 4, 1985. Incorporated by reference from Exhibit 10.5 filed with Registrant’s Registration Statement on Form S-1, Registration No. 33-12818 (the “Registration Statement”).

10.122	Agreement dated as of April 3, 1996 among American Family Life Assurance Company of Columbus, Japan Branch, Tiffany & Co. Japan, Inc., Japan Branch, and Registrant, as Guarantor, for yen 5,000,000,000 Loan Due 2011. Incorporated by reference from Exhibit 10.122 filed with Registrant’s Report on Form 10-Q for the Fiscal quarter ended April 30, 1996.

10.122a	Amendment No. 1 to the Agreement referred to in Exhibit 10.122 above dated November 18, 1998. Incorporated by reference from Exhibit 10.122a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.122b	Guarantee by Tiffany & Co. of the obligations under the Agreement referred to in Exhibit 10.122 above dated April 3, 1996. Incorporated by reference from Exhibit 10.122b filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122c	Amendment No. 2 to Guarantee referred to in Exhibit 10.122b above, dated October 15, 1999. Incorporated by reference from Exhibit 10.122c filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122d	Amendment No. 3 to Guarantee referred to in Exhibit 10.122b above, dated July 16, 2002. Incorporated by reference from Exhibit 10.122d filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122e	Amendment No. 4 to Guarantee referred to in Exhibit 10.122b above, dated December 9, 2005. Incorporated by reference from Exhibit 10.122e filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 2006.

10.122f	Amendment No. 5 to Guarantee referred to in Exhibit 10.122b above, dated May 31, 2006.

10.123	Agreement made effective as of February 1, 1997 by and between Tiffany and Elsa Peretti. Incorporated by reference from Exhibit 10.123 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1997.

10.126	Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B, and 4.7 thereto, dated as of December 30, 1998 in respect of Registrant’s $60 million principal amount 6.90% Series A Senior Notes due December 30, 2008 and $40 million principal amount 7.05% Series B Senior Notes due December 30, 2010. Incorporated by reference from Exhibit 10.126 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.126a	First Amendment and Waiver Agreement to Form of Note Purchase Agreement referred to in previously filed Exhibit 10.126, dated May 16, 2002. Incorporated by reference from Exhibit 10.126a filed with Registrant’s Report on Form 8-K dated June 10, 2002.
TIFFANY & CO.

Exhibit	Description

10.128	Agreement made the 1st day of August 2001 by and between Tiffany & Co. Japan Inc. and Mitsukoshi Ltd. of Japan. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Report on Form 8-K dated August 1, 2001.

10.128a	Memorandum of Agreement Regarding Extension and Amendment of 2001 Agreement dated May 16, 2007 by and between Tiffany & Co. Japan, Inc. and Mitsukoshi Limited. Incorporated by reference from Exhibit 10.128a filed with Registrant’s Report on Form 8-K dated June 6, 2007.

10.128b	Memorandum of Agreement Regarding Extension and Amendment of 2001 Agreement dated January 25, 2008 by and between Tiffany & Co. Japan, Inc. and Mitsukoshi Limited. Incorporated by reference from Exhibit 10.128b filed with Registrant’s Report on Form 8-K dated February 1, 2008.

10.132	Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B and 4.7 thereto, dated as of July 18, 2002 in respect of Registrant’s $40,000,000 principal amount 6.15% Series C Notes due July 18, 2009 and $60,000,000 principal amount 6.56% Series D Notes due July 18, 2012. Incorporated by reference from Exhibit 10.132 filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.133	Guaranty Agreement dated July 18, 2002 with respect to the Note Purchase Agreements (see Exhibit 10.132 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.133 filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.134	Translation of Condition of Bonds applied to Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 yen issued September 30, 2003 (for Qualified Investors Only). Incorporated by reference from Exhibit 10.134 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.135	Translation of Application of Bonds for Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 yen issued September 30, 2003 (for Qualified Investors Only). Incorporated by reference from Exhibit 10.135 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.135a	Translation of Amendment of Application of Bonds referred to in Exhibit 10.135. Incorporated by reference from Exhibit 10.135a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.136	Payment Guarantee dated September 30, 2003 made by Tiffany & Co. for the benefit of the Qualified Investors of the Bonds referred to in Exhibit 10.134. Incorporated by reference from Exhibit 10.136 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.
TIFFANY & CO.

Exhibit	Description

10.145	Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.

10.145a	First Addendum to the Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.

10.146	Credit Agreement dated as of July 20, 2005 by and among Registrant, Tiffany and Company, Tiffany & Co. International, each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York, as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.146 filed with Registrant’s Report on Form 8-K dated July 20, 2005.

10.146a	Increase Supplement dated as of October 27, 2006 to the Credit Agreement dated July 20, 2005 by and among Registrant, Tiffany and Company, Tiffany & Co. International, each other Subsidiary of Registrant that is Borrower and is a signatory thereto and The Bank of New York, as Administrative Agent, and various lenders party thereto.

10.147	Guaranty Agreement dated as of July 20, 2005, with respect to the Credit Agreement (see Exhibit 10.146 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International, and Tiffany & Co. Japan Inc. and The Bank of New York, as Administrative Agent. Incorporated by reference from Exhibit 10.147 filed with Registrant’s Report on Form 8-K dated July 20, 2005.

10.149	Lease Agreement made as of September 28, 2005 between CLF Sylvan Way LLC and Tiffany and Company, and form of Registrant’s guaranty of such lease. Incorporated by reference from Exhibit 10.149 filed with Registrant’s Report on Form 8-K dated September 23, 2005.

14.1	Code of Business and Ethical Conduct and Business Conduct Policy. Incorporated by reference from Exhibit 14.1 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
TIFFANY & CO.

Exhibit	Description

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Executive Compensation Plans and Arrangements

Exhibit	Description

4.3	Registrant’s 1998 Directors Option Plan. Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

4.4	Registrant’s Amended and Restated 1998 Employee Incentive Plan effective May 19, 2005. Previously filed as Exhibit 4.3 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.3	Registrant’s 1986 Stock Option Plan and terms of stock option agreement, as last amended on July 16, 1998. Incorporated by reference from Exhibit 10.3 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.49	Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers. Incorporated by reference from Exhibit 10.49 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.49a	Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers (Corrected Version). Incorporated by reference from Exhibit 10.49a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.60	Registrant’s 1988 Director Stock Option Plan and form of stock option agreement, as last amended on November 21, 1996. Incorporated by reference from Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1997.

10.106	Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as amended effective November 23, 2005. Incorporated by reference from Exhibit 10.106 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2006.

10.108	Registrant’s Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit 10.108 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.109	Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

TIFFANY & CO.

Exhibit	Description

10.114	1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of February 1, 2007. Incorporated by reference from Exhibit 10.114 filed with Registrant’s Report on Form 8-K/A dated February 12, 2007.

10.127b	Form of Retention Agreement between and among Registrant and Tiffany and each of its executive officers and Appendices I to III to the Agreement. Incorporated by reference from Exhibit 10.127b filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2003.

10.128	Group Long Term Disability Insurance Policy issued by UnumProvident, Policy No. 533717 001. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2003.

10.137	Summary of arrangements for the payment of premiums on life insurance policies owned by executive officers. Incorporated by reference from Exhibit 10.137 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.138	2004 Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits, Amended and Restated as of February 1, 2007. Incorporated by reference from Exhibit 10.138 filed with Registrant’s Report on Form 8-K dated February 8, 2007.

10.139a	Form of Fiscal 2006 Cash Incentive Award Agreement for certain executive officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.139a filed with Registrant’s Report on Form 8-K dated March 24, 2006.

10.139b	Form of Fiscal 2007 Cash Incentive Award Agreement for certain executive officers under Registrant’s 2005 Employee Incentive Plan as Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.139b filed with Registrant’s Report on Form 8-K dated March 26, 2007.

10.139c	Form of Fiscal 2008 Cash Incentive Award Agreement for certain executive officers under Registrant’s 2005 Employee Incentive Plan as Amended and Adopted as of May 18, 2006.

10.140	Form of Terms of Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.140 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.140a	Form of Non-Competition and Confidentiality Covenants for use in connection with Performance-Based Restricted Stock Unit Grants to Registrant’s Executive Officers and Time-Vested Restricted Unit Awards made to other officers of Registrant’s affiliated companies pursuant to the Registrant’s 2005 Employee Incentive Plan and pursuant to the Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits. Incorporated by reference from Exhibit 10.140a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.142	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Directors Option Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.142 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

TIFFANY & CO.

Exhibit	Description

10.143	Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.143 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.143a	Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005. Incorporated by reference from Exhibit 10.143a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.144	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.144a	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.150	Form of Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 1998 Employee Incentive Plan and 2005 Employee Incentive Plan. Incorporated by reference as previously filed as Exhibit 10.146 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.151	Registrant’s 2005 Employee Incentive Plan as adopted May 19, 2005. Incorporated by reference as previously filed as Exhibit 10.145 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.151a	Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.151a with Registrant’s Report on Form 8-K dated March 26, 2007.

10.152	Share Ownership Policy for Executive Officers and Directors, Amended and Restated as of March 15, 2007. Incorporated by reference from Exhibit 10.152 filed with Registrant’s Report on Form 8-K dated March 22, 2007.

10.153	Corporate Governance Principles, Amended and Restated as of March 15, 2007. Incorporated by reference from Exhibit 10.153 filed with Registrant’s Report on Form 8-K dated March 22, 2007.
TIFFANY & CO.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008	Tiffany & Co.
(Registrant)

	By:	/s/ Michael J. Kowalski

Michael J. Kowalski
Chief Executive Officer
TIFFANY & CO.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Michael J. Kowalski	By:	/s/ James N. Fernandez

	Michael J. Kowalski		James N. Fernandez
	Chairman of the Board and Chief Executive Officer		Executive Vice President and Chief
	(principal executive officer) (director)		Financial Officer (principal financial officer)

By:	/s/ James E. Quinn	By:	/s/ Henry Iglesias

	James E. Quinn		Henry Iglesias
	President		Vice President and Controller
	(director)		(principal accounting officer)

By:	/s/ William R. Chaney	By:	/s/ Rose Marie Bravo

	William R. Chaney		Rose Marie Bravo
	Director		Director

By:	/s/ Gary E. Costley	By:	/s/ Abby F. Kohnstamm

	Gary E. Costley		Abby F. Kohnstamm
	Director		Director

By:	/s/ Charles K. Marquis	By:	/s/ J. Thomas Presby

	Charles K. Marquis		J. Thomas Presby
	Director		Director

By:	/s/ William A. Shutzer

William A. Shutzer
Director
March 28, 2008
TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other			end of
Description	of period	expenses	accounts	Deductions		period

Year Ended January 31, 2008:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$2,445	$3,801	$—	$2,891	[a]	$3,355
Sales returns	5,455	1,380	—	478	[b]	6,357
Allowance for inventory liquidation and obsolescence	20,778	33,701	—	12,473	[c]	42,006
Allowance for inventory shrinkage	384	2,960	—	2,660	[d]	684
LIFO reserve	108,501	28,651	—	—		137,152
Deferred tax valuation allowance	19,626	1,811	—	402	[e]	21,035

a)	Uncollectible accounts written off.
b)	Adjustment related to sales returns previously provided for and changes in estimate.
c)	Liquidation of inventory previously written down to market.
d)	Physical inventory losses.
e)	Utilization of deferred tax loss carryforward.
TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other			end of
Description	of period	expenses	accounts	Deductions		period

Year Ended January 31, 2007:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$2,118	$1,922	$—	$1,595	[a]	$2,445
Sales returns	5,884	—	—	429	[b]	5,455
Allowance for inventory liquidation and obsolescence	21,050	8,273	—	8,545	[c]	20,778
Allowance for inventory shrinkage	1,001	2,227	—	2,844	[d]	384
LIFO reserve	75,624	32,877	—	—		108,501
Deferred tax valuation allowance	10,080	9,546	—	—		19,626

a)	Uncollectible accounts written off.
b)	Adjustment related to returns previously provided for and changes in estimate.
c)	Liquidation of inventory previously written down to market.
d)	Physical inventory losses and changes in estimate.
TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other			end of
Description	of period	expenses	accounts	Deductions		period

Year Ended January 31, 2006:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$2,075	$1,605	$—	$1,562	[a]	$2,118
Sales returns	5,416	908	—	440	[b]	5,884
Allowance for inventory liquidation and obsolescence	20,053	10,108	—	9,111	[c]	21,050
Allowance for inventory shrinkage	4,644	2,355	—	5,998	[d]	1,001
LIFO reserve	64,058	11,566	—	—		75,624
Deferred tax valuation allowance	9,826	1,379	—	1,125	[e]	10,080

a)	Uncollectible accounts written off.
b)	Adjustment related to sales returns previously provided for.
c)	Liquidation of inventory previously written down to market.
d)	Physical inventory losses and changes in estimate.
e)	Utilization of deferred tax loss carryforward.
TIFFANY & CO.