Form 10-Q
period 2008-04-30
TIFFANY & CO
filed 2008-06-03
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2008.

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

       Registrant's telephone number, including area code: ( 212) 755-8000

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 125,973,765 shares outstanding at the close of business on May 30, 2008.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2008




PART I - FINANCIAL INFORMATION                                                               PAGE
                                                                                             ----

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets - April 30, 2008,
                 January 31, 2008 and April 30, 2007 (Unaudited)                                3

             Condensed Consolidated Statements of Earnings - for the
                 three months ended April 30, 2008 and 2007 (Unaudited)                         4

             Condensed Consolidated Statements of Stockholders' Equity -
                 for the three months ended April 30, 2008 and
                 Comprehensive Earnings - for the three months
                 ended April 30, 2008 and 2007 (Unaudited)                                      5

             Condensed Consolidated Statements of Cash Flows - for the
                 three months ended April 30, 2008 and 2007 (Unaudited)                         6

             Notes to Condensed Consolidated Financial Statements
                 (Unaudited)                                                                 7-13

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                              14-21

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                        22

Item 4.      Controls and Procedures                                                           23


PART II - OTHER INFORMATION


Item 1A.     Risk Factors                                                                    24-25

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                        26

Item 6.      Exhibits                                                                           27

             (a)  Exhibits


PART I.  Financial Information
Item 1.  Financial Statements

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)

                                                            April 30,          January 31,           April 30,
                                                               2008                2008                 2007
                                                          -----------------   -----------------    -----------------
ASSETS
   Current assets:
   Cash and cash equivalents                              $      159,625      $      246,654         $      115,782
   Short-term investments                                              -                   -                 10,000
   Accounts receivable, less allowances of $8,225,
    $9,712 and $6,261                                            193,154             193,974                159,648
   Inventories, net                                            1,466,166           1,372,397              1,335,729
   Deferred income taxes                                          27,388              20,218                 25,070
   Prepaid expenses and other current assets                      86,784              89,072                 72,663
   Assets held for sale                                                -                   -                 74,783
                                                          -----------------   -----------------    ----------------
   Total current assets                                        1,933,117           1,922,315              1,793,675

   Property, plant and equipment, net                            742,116             748,210                918,873
   Deferred income taxes                                         164,847             158,579                 50,231
   Other assets, net                                             169,771             171,800                166,781
   Assets held for sale - noncurrent                                   -                   -                 32,551
                                                          -----------------   -----------------    -----------------
                                                          $    3,009,851      $    3,000,904         $    2,962,111
                                                          =================   =================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Short-term borrowings                                  $      199,421      $       44,032         $      115,811
   Current portion of long-term debt                              65,728              65,640                  5,451
   Accounts payable and accrued liabilities                      175,777             203,622                163,047
   Income taxes payable                                           49,979             203,611                 36,345
   Merchandise and other customer credits                         68,573              67,956                 62,332
   Liabilities held for sale                                           -                   -                 14,975
                                                          -----------------   -----------------    -----------------
   Total current liabilities                                     559,478             584,861                397,961

   Long-term debt                                                346,010             343,465                401,716
   Pension/postretirement benefit obligations                     81,836              79,254                 89,937
   Deferred gains on sale-leasebacks                             144,577             145,599                  4,878
   Other long-term liabilities                                   134,422             131,610                129,396
   Liabilities held for sale - noncurrent                              -                   -                  4,440

   Commitments and contingencies

   Stockholders' equity:
   Preferred Stock, $0.01 par value; authorized 2,000 shares, none
     issued and outstanding                                            -                   -                      -
   Common Stock, $0.01 par value; authorized 240,000 shares,
     issued and outstanding 126,281, 126,753 and 136,635           1,263               1,268                  1,367
   Additional paid-in capital                                    656,704             632,671                584,607
   Retained earnings                                           1,032,173           1,037,663              1,341,380
   Accumulated other comprehensive gain (loss), net of tax:
        Foreign currency translation adjustments                  48,607              42,117                 21,361
        Deferred hedging gain                                      3,116                 889                    942
        Unrealized (loss) gain on marketable securities             (529)              (621)                    438
        Net unrealized gain (loss) on benefit plans                2,194               2,128                (16,312)
                                                          -----------------   -----------------    ----------------
   Total stockholders' equity                                  1,743,528           1,716,115              1,933,783
                                                          -----------------   -----------------    -----------------
                                                          $    3,009,851      $    3,000,904         $    2,962,111
                                                          =================   =================    =================

See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)
                                   -----------
                     (in thousands except per share amounts)

                                                                                    Three Months Ended
                                                                                         April 30,
                                                                      -----------------------------------------------
                                                                              2008                    2007
                                                                      ----------------------    --------------------
Net sales                                                             $          668,149       $          595,729

Cost of sales                                                                    286,895                  261,771
                                                                      ----------------------    ---------------------

Gross profit                                                                     381,254                  333,958

Selling, general and administrative expenses                                     277,945                  246,041
                                                                      ----------------------    ---------------------

Earnings from continuing operations                                              103,309                   87,917

Other expenses, net                                                                1,508                    3,085
                                                                      ----------------------    ---------------------

Earnings from continuing operations before income taxes                          101,801                   84,832

Provision for income taxes                                                        37,411                   31,005
                                                                      ----------------------    ---------------------

Net earnings from continuing operations                                           64,390                   53,827

Earnings from discontinued operations, net of tax                                      -                      254
                                                                      ----------------------    ---------------------

Net earnings                                                          $           64,390       $           54,081
                                                                      ======================    =====================

Earnings per share:
     Basic
         Net earnings from continuing operations                      $             0.51       $             0.39
         Net earnings from discontinued operations                                     -                     0.01
                                                                      ----------------------    ---------------------

         Net earnings                                                 $             0.51       $             0.40
                                                                      ======================    =====================

     Diluted
         Net earnings from continuing operations                      $             0.50       $             0.39
         Net earnings from discontinued operations                                     -                        -
                                                                      ----------------------    ---------------------

         Net earnings                                                 $             0.50       $             0.39
                                                                      ======================    =====================

Weighted-average number of common shares:
         Basic                                                                   126,458                  136,488
         Diluted                                                                 128,773                  139,724


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

                                                                          Accumulated
                                                    Total                       Other    Common Stock       Additional
                                            Stockholders'     Retained  Comprehensive    ------------          Paid-In
                                                   Equity     Earnings     Gain (Loss)   Shares  Amount        Capital
----------------------------------------------------------------------------------------------------------------------

Balances, January 31, 2008                   $ 1,716,115   $ 1,037,663    $    44,513   126,753  $  1,268    $ 632,671

Exercise of stock options and vesting of
   restricted stock units ("RSUs")                 7,248             -              -       787         8        7,240
Tax benefit from exercise of stock options
   and vesting of RSUs                             4,041             -              -         -         -        4,041
Share-based compensation expense                  11,833             -              -         -         -       11,833
Issuance of Common Stock under
   Employee Profit Sharing and Retirement
   Savings Plan                                    4,750             -              -       124         1        4,749
Purchase and retirement of Common Stock          (54,837)      (50,993)             -    (1,383)      (14)      (3,830)
Cash dividends on Common Stock                   (18,887)      (18,887)             -         -         -            -
Deferred hedging gain, net of tax                  2,227             -          2,227         -         -            -
Unrealized gain on marketable securities,
  net of tax                                          92             -             92         -         -            -
Foreign currency translation adjustments,
  net of tax                                       6,490             -          6,490         -         -            -
Net unrealized gain on benefit plans,
  net of tax                                          66             -             66         -         -            -
Net earnings                                      64,390        64,390              -         -         -            -
                                             -------------------------------------------------------------------------
Balances, April 30, 2008                     $ 1,743,528   $ 1,032,173    $    53,388   126,281  $  1,263    $ 656,704
                                             =========================================================================



                                                       Three Months Ended
                                                            April 30,
                                            ------------------------------------------
                                                           2008               2007
                                            ------------------------------------------
Comprehensive earnings are as follows:
Net earnings                                   $         64,390       $     54,081
Other comprehensive gain (loss), net of tax:
   Deferred hedging gain (loss)                           2,227             (1,104)
   Foreign currency translation adjustments               6,490              9,515
   Unrealized gain on marketable securities                  92                260
   Net unrealized gain on benefit plans                      66                348
                                            ------------------------------------------
Comprehensive earnings                         $         73,265       $     63,100
                                            ==========================================


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

                                                                                    Three Months Ended,
                                                                                         April 30,
                                                                    --------------------------------------------------
                                                                                        2008                     2007
                                                                    ------------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                        $                 64,390     $             54,081
Earnings from discontinued operations, net of tax                                         -                      (254)
                                                                    ------------------------    ----------------------
Net earnings from continuing operations                                               64,390                   53,827
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                     30,908                   30,707
    Excess tax benefits from share-based payment arrangements                         (4,854)                  (4,988)
    Provision for inventories                                                          4,451                    3,320
    Deferred income taxes                                                            (13,516)                   2,585
    Provision for pension/postretirement benefits                                      6,224                    6,582
    Share-based compensation expense                                                  11,661                    8,727
 Changes in assets and liabilities:
    Accounts receivable                                                                4,187                    9,567
    Inventories                                                                      (86,942)                 (81,029)
    Prepaid expenses and other current assets                                          6,504                  (13,565)
    Accounts payable and accrued liabilities                                         (25,487)                 (16,182)
    Income taxes payable                                                            (152,496)                 (24,482)
    Merchandise and other customer credits                                               534                      666
    Other, net                                                                          (129)                  (4,881)
                                                                    ------------------------    ----------------------
Net cash used in operating activities                                               (154,565)                 (29,146)
                                                                    ------------------------    ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities and short-term investments                       (209)                (134,181)
    Proceeds from sales of marketable securities and short-term
      investments                                                                          -                  139,419
    Capital expenditures                                                             (26,208)                 (31,548)
    Notes receivable funded                                                                -                   (2,172)
    Other                                                                               (838)                   1,540
                                                                    ------------------------    ----------------------
Net cash used in investing activities                                                (27,255)                 (26,942)
                                                                    ------------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                       (1,433)                  (8,716)
    Proceeds from short-term borrowings, net                                         154,729                    4,582
    Repurchase of Common Stock                                                       (54,837)                 (24,997)
    Proceeds from exercise of stock options                                            7,248                   34,881
    Excess tax benefits from share-based payment arrangements                          4,854                    4,988
    Cash dividends on Common Stock                                                   (18,887)                 (13,626)
                                                                    ------------------------    ----------------------
Net cash provided by (used in) financing activities                                   91,674                   (2,888)
                                                                    ------------------------    ----------------------
Effect of exchange rate changes on cash and cash equivalents                           3,117                    2,692
                                                                    ------------------------    ----------------------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
    Operating activities                                                                   -                   (2,591)
    Investing activities                                                                   -                     (359)
                                                                    ------------------------    ----------------------
    Net cash used in discontinued operations                                               -                   (2,950)
                                                                    ------------------------    ----------------------
Net decrease in cash and cash equivalents                                            (87,029)                 (59,234)
Cash and cash equivalents at beginning of year                                       246,654                  175,008
Decrease in cash and cash equivalents of discontinued operations                           -                        8
                                                                    ------------------------    ----------------------
Cash and cash equivalents at end of three months                    $                159,625    $             115,782
                                                                    ========================    ======================


See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of April 30, 2008 and 2007 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2008 is derived from the audited financial statements (except as noted in Note
          2), which are included in the Company's Report on Form 10-K and should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          The Company's business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three months ended April 30, 2008 and 2007 are not necessarily indicative of the results of the entire fiscal year.

2.        CHANGE IN ACCOUNTING FOR INVENTORIES

          In March 2008, the Company's Board of Directors approved a plan to change the Company's method of accounting for inventories held by its U.S. subsidiaries and foreign branches from the last-in, first-out ("LIFO") method to the average cost method. The Company has traditionally used the average cost method to value inventories held by its Japan subsidiary and its other foreign subsidiaries. The Company believes that the average cost method is preferable on the basis that it conforms to the manner in which the Company operationally manages its inventories and evaluates retail pricing and it makes the Company's inventory reporting consistent with many peer retailers. This change is effective in the first fiscal quarter of 2008 and prior periods have been revised. Accounts affected by this change are: cost of sales; provision for income taxes; inventories, net; deferred income taxes; and retained earnings.

          Components of the Company's condensed consolidated statements of earnings adjusted for the effect of changing from LIFO to average cost are as follows:

                                                                                  Three Months Ended April 30, 2007
                                                       -------------------------------------------------------------
         (in thousands, except per share data)               As Reported            Adjustment        As Adjusted
         -----------------------------------------------------------------------------------------------------------
         Cost of sales                                    $        268,401      $      (6,630)     $        261,771
         Provision for income taxes                                 28,797              2,208                31,005
         Net earnings from continuing operations                    49,405              4,422                53,827
         Net earnings                                               49,659              4,422                54,081

         Net earnings from continuing operations per share:
            Basic                                         $           0.36      $        0.03      $           0.39
                                                       ------------------------------------------------------------
            Diluted                                       $           0.35      $        0.03      $           0.39
                                                       ============================================================

         Net earnings per share:
            Basic                                         $           0.36      $        0.03      $           0.40
                                                       ------------------------------------------------------------
            Diluted                                       $           0.36      $        0.03      $           0.39
                                                       ============================================================



          Components of the Company's condensed consolidated balance sheets adjusted for the effect of changing from LIFO to average cost are as follows:

                                                                                                   January 31, 2008
                                                       -------------------------------------------------------------
          (in thousands)                                     As Reported          Adjustment          As Adjusted
         -----------------------------------------------------------------------------------------------------------
          Assets:
            Inventories, net                              $      1,242,465      $      129,932     $      1,372,397
            Deferred income taxes - current                         71,402             (51,184)              20,218
          Total Assets                                           2,922,156              78,748            3,000,904

          Liabilities and Stockholders' Equity
            Retained Earnings                                      958,915              78,748            1,037,663
          Total Liabilities and Stockholders' Equity             2,922,156              78,748            3,000,904



                                                                                                     April 30, 2007
                                                       -------------------------------------------------------------
          (in thousands)                                    As Reported            Adjustment          As Adjusted
         -----------------------------------------------------------------------------------------------------------
          Assets:
            Inventories, net                              $      1,226,160      $      109,569     $      1,335,729
            Deferred income taxes - current                         71,174             (46,104)              25,070
          Total Assets                                           2,898,646              63,465            2,962,111

          Liabilities and Stockholders' Equity
            Retained Earnings                                    1,277,916              63,465            1,341,380
          Total Liabilities and Stockholders' Equity             2,898,646              63,465            2,962,111

          Components of the Company's condensed consolidated statement of cash flow adjusted for the effect of changing from LIFO to average cost are as follows:

                                                                                  Three Months Ended April 30, 2007
                                                       -------------------------------------------------------------
         (in thousands)                                    As Reported            Adjustment          As Adjusted
         -----------------------------------------------------------------------------------------------------------
          Cash Flows from Operating Activities:
            Net earnings                                  $         49,659      $        4,422     $         54,081
            Provision for inventories                                3,061                 259                3,320
            Deferred income taxes                                      377               2,208                2,585
            Inventories                                            (74,140)             (6,889)             (81,029)
          Net cash used in operating activities                    (29,146)                  -              (29,146)

          The cumulative effect on retained earnings at January 31, 2007 is an increase of $59,042,000.

3.        NEW ACCOUNTING STANDARDS

          In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" which establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets that are recognized at fair value on a recurring basis in the first quarter of 2008 did not have a material impact on the Company's financial position or earnings (see Note 8). Management anticipates adopting the remaining provisions of SFAS No. 157 on February 1, 2009. This adoption will impact the way in which the Company calculates fair value for its annual impairment review of goodwill and when conditions exist that require the Company to calculate the fair value of long-lived assets; however, management expects that this will not have a material effect on the Company's financial position or earnings.


          Effective with the first quarter of 2008, the Company changed the measurement date for its U.S. employee benefit plans from December 31 to January 31 in accordance with the measurement date provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." The Company has elected to use a "13-month" approach to proportionally allocate the transition adjustment required under SFAS No. 158. The Company anticipates recording a charge of approximately $2,000,000 to retained earnings in the fourth quarter of fiscal year 2008.

          In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net earnings attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; changes in ownership interest to be accounted for similarly, as equity transactions; and, when a subsidiary is deconsolidated, that any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management has evaluated the provisions of SFAS No. 160 and determined that its adoption will not have a material effect on the Company's financial position or earnings.

4.        DISCONTINUED OPERATIONS

          Management concluded that Little Switzerland, Inc.'s ("Little Switzerland") operations did not demonstrate the potential to generate a return on investment consistent with management's objectives and, therefore, during the second quarter of 2007 the Company's Board of Directors authorized the sale of Little Switzerland. On July 31, 2007, the Company entered into an agreement with NXP Corporation ("NXP") by which NXP would purchase 100% of the stock of Little Switzerland. The transaction closed on September 18, 2007 for net proceeds of $32,870,000 which excludes payments for existing trade payables owed to the Company by Little Switzerland. The purchase price remains subject to customary post-closing adjustments. The Company has agreed to continue to distribute TIFFANY & CO. merchandise through TIFFANY & CO. boutiques maintained in certain LITTLE SWITZERLAND stores post-closing. In addition, the Company has agreed to provide warehousing services to Little Switzerland for a transition period.

          The Company determined that the continuing cash flows from Little Switzerland operations were not significant. Therefore, the results of Little Switzerland are presented as a discontinued operation in the condensed consolidated financial statements for all periods presented. Prior to the reclassification, Little Switzerland's results had been included within the non-reportable segment Other.

          Summarized statement of earnings data for Little Switzerland is as follows:

                                                                                               Three Months Ended
         (in thousands)                                                                          April 30, 2007
         ----------------------------------------------------------------------------------------------------------
          Net revenues                                                                           $          25,146
                                                                                            =======================
          Earnings from operations                                                                              36
          Income tax benefit                                                                                   218
                                                                                            -----------------------
          Earnings from discontinued operations                                                  $             254
                                                                                            =======================




         Summarized balance sheet data for Little Switzerland is as follows:
                                                                                                   April 30,
         (in thousands)                                                                              2007
         -----------------------------------------------------------------------------------------------------------
          Assets held for sale
            Inventories, net                                                                   $           68,990
            Other current assets                                                                            5,793
            Property, plant and equipment, net                                                             19,728
            Other assets                                                                                   12,823
                                                                                           -------------------------
          Total assets held for sale                                                           $          107,334
                                                                                           =========================
          Liabilities held for sale
            Current liabilities                                                                $           14,975
            Other liabilities                                                                               4,440
                                                                                           -------------------------
          Total liabilities held for sale                                                      $           19,415
                                                                                           =========================

5.        INVENTORIES

                                                           April 30,           January 31,             April 30,
         (in thousands)                                         2008                  2008                  2007
         ------------------------------------------------------------------------------------------------------------
          Finished goods                             $       987,383       $       942,860       $       932,158
          Raw materials                                      374,721               352,211               331,712
          Work-in-process                                    104,062                77,326                71,859
                                                  -------------------------------------------------------------------
          Inventories, net                           $     1,466,166       $     1,372,397       $     1,335,729
                                                  ===================================================================

6.        INCOME TAXES

          The Company files income tax returns in the U.S. federal jurisdiction as well as various state and foreign locations. As a matter of course, various taxing authorities regularly audit the Company. The Company's tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including Japan (tax years 2003-2005) and New York City (tax year
          2002). Tax years from 2005-present are open to examination in the U.S. and tax years 2003-present are open to examination in various other state and foreign taxing jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Ongoing audits are in various stages of completion and while the Company does not anticipate any material changes in unrecognized income tax benefits over the next 12 months, future developments in the audit process may result in a change in management's assessment.

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

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:

                                                                                  Three Months Ended April 30,
                                                                            -----------------------------------------
         (in thousands)                                                                   2008               2007
         ------------------------------------------------------------------------------------------------------------
          Net earnings for basic and diluted EPS                             $            64,390    $        54,081
                                                                            =========================================

          Weighted average shares for basic EPS                                          126,458            136,488
          Incremental shares based upon the assumed exercise of stock
            options and restricted stock units                                             2,315              3,236
                                                                            -----------------------------------------
          Weighted average shares for diluted EPS                                        128,773            139,724
                                                                            =========================================

                                       10

          For the three months ended April 30, 2008 and 2007, there were 1,805,000 and 704,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

8.        FAIR VALUE MEASUREMENTS

          The Company adopted SFAS No. 157, "Fair Value Measurements," effective February 1, 2008, with respect to fair value measurements of financial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually).

          SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

          Level 1 - Quoted prices in active markets for identical assets or liabilities.

          Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data.

          Level 3 - Unobservable inputs reflecting the reporting entity's own assumptions.

          The Company uses the market approach to measure fair value for its mutual funds, yen put options and collars and the income approach to value its interest-rate swap agreements. The following table provides information by level for assets that are measured at fair value on a recurring basis:

                                                                              Fair Value Measurements
                                                                            Using Inputs Considered as
                                                Fair Value at   -----------------------------------------------------
         (in thousands)                        April 30, 2008        Level 1            Level 2           Level 3
         ------------------------------------------------------------------------------------------------------------
          Mutual funds                          $      28,480   $         28,480    $           -      $          -
          Yen put options                               1,849                  -            1,849                 -
          Collars                                       4,514                  -            4,514                 -
          Interest-rate swap agreements                 4,029                  -            4,029                 -

          In Japan, the Company uses yen put options to minimize the potential effect of a weakening yen on U.S. dollar-denominated transactions over a maximum term of 12 months. The Company uses interest-rate swap contracts related to certain debt arrangements to manage its net exposure to interest rate changes. The interest-rate swap contracts effectively convert fixed-rate obligations to floating-rate instruments. The Company uses a combination of call and put option contracts in a net-zero cost collar arrangement ("collars") as hedges of a portion of forecasted purchases of platinum and silver for internal manufacturing.

9.        EMPLOYEE BENEFIT PLANS

          The Company maintains several pension and retirement plans, as well as provides certain health-care and life insurance benefits.

          Net periodic pension and other postretirement benefit expense included the following components:

                                                                     Three Months Ended April 30,
                                                  ------------------------------------------------------------------
                                                                                                 Other
                                                            Pension Benefits            Postretirement Benefits
                                                  ------------------------------------------------------------------
          (in thousands)                                    2008             2007             2008             2007
         -----------------------------------------------------------------------------------------------------------
         Service cost                               $      4,570     $      4,547    $         417     $        318
         Interest cost                                     4,397            3,928              478              470
         Expected return on plan assets                   (3,914)          (3,429)               -                -
         Amortization of prior service cost                  321              321             (198)            (223)
         Amortization of net loss                            153              640                -               10
                                                  ------------------------------------------------------------------
         Net expense                                $      5,527     $      6,007    $         697     $        575
                                                  ==================================================================

10.       SEGMENT INFORMATION

          Effective with this first quarter, management has changed segment reporting to reflect operating results for the following regions: the Americas, Asia-Pacific and Europe. Prior year results have been revised to reflect this change. The Company has expanded its global reach and management has determined to assess performance on a region-by-region basis, rather than on a channel of distribution basis.

          The Company's reportable segments are as follows:

               o "Americas" includes sales in TIFFANY & CO. stores in the U.S., Canada and Latin/South America, as well as sales in those markets of TIFFANY & CO. products through business-to-business, Internet, catalog and wholesale operations.
               o "Asia-Pacific" includes sales in TIFFANY & CO. stores in the Asia-Pacific region (which includes sales in Japan, in Asia-Pacific countries outside Japan, and in the Middle
                    East), as well as sales in those markets of TIFFANY & CO. products through business-to-business, Internet and wholesale operations.
               o "Europe" includes sales in TIFFANY & CO. stores in Europe, as well as sales in those markets of TIFFANY & CO. products through business-to-business, Internet and wholesale operations.

          The "Other" channel of distribution includes all non-reportable segments. Sales in the Other channel of distribution primarily consist of wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs. In addition, Other includes worldwide sales made by businesses operated under trademarks or tradenames other than TIFFANY & CO. and earnings received from third party licensing agreements.


          Certain information relating to the Company's segments is set forth below:

                                                                          Three Months Ended April 30,
                                                             -------------------------------------------------------
          (in thousands)                                                        2008                        2007
         -----------------------------------------------------------------------------------------------------------
          Net sales:
           Americas                                                $         373,565           $         353,349
           Asia-Pacific                                                      222,037                     183,094
           Europe                                                             60,125                      43,544
                                                             -------------------------------------------------------
           Total reportable segments                                         655,727                     579,987
           Other                                                              12,422                      15,742
                                                             -------------------------------------------------------
                                                                   $         668,149           $         595,729
                                                             =======================================================

          Earnings (losses) from continuing operations*:
           Americas                                                $          68,291           $          62,102
           Asia-Pacific                                                       56,365                      49,299
           Europe                                                             11,574                       7,620
                                                             -------------------------------------------------------
           Total reportable segments                                         136,230                     119,021
           Other                                                              (4,025)                     (4,496)
                                                             -------------------------------------------------------
                                                                   $         132,205           $         114,525
                                                             =======================================================

          *Represents  earnings  (losses)  from  continuing   operations  before
          unallocated  corporate  expenses and other expenses, net.

          The following table sets forth a reconciliation of the segments' earnings from continuing operations to the Company's consolidated earnings from continuing operations before income taxes:

                                                                           Three Months Ended April 30,
                                                             -------------------------------------------------------
         (in thousands)                                                         2008                        2007
         -----------------------------------------------------------------------------------------------------------
          Earnings from continuing operations for
           segments                                                  $       132,205           $         114,525
          Unallocated corporate expenses                                     (28,896)                    (26,608)
          Other expenses, net                                                 (1,508)                     (3,085)
                                                             -------------------------------------------------------
          Earnings from continuing operations before                 $       101,801           $          84,832
           income taxes
                                                             =======================================================

          Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.

11.       SUBSEQUENT EVENT

          On May 15,  2008,  the  Company's  Board of  Directors  declared a 13%
          increase in the quarterly dividend rate on its Common Stock, increasing it from $0.15 per share to $0.17 per share. This dividend will be paid on July 10, 2008 to stockholders of record on June 20, 2008.

PART I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW
--------

Tiffany & Co. (the "Company") is a holding company that operates through its subsidiary companies. The Company's principal subsidiary, Tiffany and Company, is a jeweler and specialty retailer whose principal merchandise offering is fine jewelry. It also sells timepieces, sterling silverware, china, crystal, stationery, fragrances and accessories. Through Tiffany and Company and other subsidiaries, the Company is engaged in product design, manufacturing and retailing activities.

Effective with this first quarter, management has changed segment reporting to reflect operating results for the following regions: the Americas, Asia-Pacific and Europe. Prior year results have been revised to reflect this change. The Company has expanded its global reach and management has determined to assess performance on a region-by-region basis, rather than on a channel of distribution basis. The Company's reportable segments are as follows:

     o "Americas" includes sales in TIFFANY & CO. stores in the U.S., Canada and Latin/South America, as well as sales in those markets of TIFFANY & CO. products through business-to-business, Internet, catalog and wholesale operations.

     o "Asia-Pacific" includes sales in TIFFANY & CO. stores in the Asia-Pacific region (which includes sales in Japan, in Asia-Pacific countries outside Japan, and in the Middle East), as well as sales in those markets of TIFFANY & CO. products through business-to-business, Internet and wholesale operations.

     o    "Europe"  includes sales in TIFFANY & CO. stores in Europe, as well as
          sales  in  those   markets   of   TIFFANY  &  CO.   products   through
          business-to-business, Internet and wholesale operations.

     o The "Other" channel of distribution includes all non-reportable segments. Sales in the Other channel of distribution primarily consist of wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs. In addition, Other includes worldwide sales made by businesses operated under trademarks or tradenames other than TIFFANY & CO. and earnings received from third party licensing agreements.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

Highlights
----------

     o Worldwide net sales increased 12% in the three months ("first quarter") ended April 30, 2008. Sales were strong in the Asia-Pacific and Europe segments.

     o Worldwide comparable store sales increased 3% in the first quarter on a constant-exchange-rate basis (see Non-GAAP Measures).

     o Net earnings rose 19% to $64,390,000 in the first quarter. Net earnings per diluted share rose 28%.

     o The Company repurchased and retired 1.4 million shares of its Common Stock during the first quarter.

     o In May 2008, the Board of Directors increased the annual divided rate by 13%.


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


                                                              First Quarter 2008 vs. 2007
                                     -------------------------------------------------------------------------------
                                                                                             Constant-Exchange-
                                          GAAP Reported           Translation Effect            Rate Basis
                                     -------------------------------------------------------------------------------
Net Sales:
----------
Worldwide                                       12%                           4%                       8%
Americas                                         6%                           1%                       5%
    U.S.                                         5%                            -                       5%
Asia-Pacific                                    21%                          11%                      10%
    Japan                                       13%                          15%                     (2)%
    Other Asia-Pacific                          39%                           7%                      32%
Europe                                          38%                           8%                      30%

Comparable Store Sales:
-----------------------
Worldwide                                        7%                           4%                       3%
Americas                                         1%                            -                       1%
    U.S.                                          -                            -                        -
Asia-Pacific                                    15%                          11%                       4%
    Japan                                        7%                          14%                     (7)%
    Other Asia-Pacific                          28%                           6%                      22%
Europe                                          21%                           9%                      12%


RESULTS OF OPERATIONS
---------------------

Certain operating data as a percentage of net sales were as follows:

                                                                                       First Quarter
                                                                          -----------------------------------------
                                                                                       2008                2007
                                                                          -----------------------------------------
Net sales                                                                             100.0%             100.0%
Cost of sales                                                                          42.9                43.9
                                                                          -----------------------------------------
Gross profit                                                                           57.1                56.1
Selling, general and administrative expenses                                           41.6                41.3
                                                                          -----------------------------------------
Earnings from continuing operations                                                    15.5                14.8
Other expenses, net                                                                     0.3                 0.6
                                                                          -----------------------------------------
Earnings from continuing operations before income taxes                                15.2                14.2
Provision for income taxes                                                              5.6                 5.1
                                                                          -----------------------------------------
Net earnings from continuing operations                                                 9.6                 9.1
Earnings from discontinued operations, net of tax                                         -                   -
                                                                          -----------------------------------------
Net earnings                                                                           9.6%                9.1%
                                                                          =========================================

Net Sales
---------
Net sales were as follows:

                                                            First Quarter
                           ---------------------------------------------------------------------------------
                                          2008                       2007                   Increase
(in thousands)                                                                            (Decrease)
------------------------------------------------------------------------------------------------------------
Americas                      $        373,565              $     353,349                         6%
Asia-Pacific                           222,037                    183,094                        21%
Europe                                  60,125                     43,544                        38%
Other                                   12,422                     15,742                       (21%)
                           ---------------------------------------------------------------------------------
                              $        668,149              $     595,729                        12%
                           =================================================================================

Comparable Store Sales. Reference will be made to "comparable store sales" below. A store's sales are included in comparable store sales when the store has been open for more than 12 months. In markets other than Japan, sales for relocated stores are included in comparable store sales if the relocation occurs within the same geographical market. In Japan (included in the Asia-Pacific segment), sales for a new store or boutique are not included if the boutique was relocated from one department store to another or from a department store to a free-standing location. In all markets, the results of a store in which the square footage has been expanded or reduced remain in the comparable store base.

Americas. Total sales in the Americas region increased 6%, or $20,216,000, in the first quarter primarily due to non-comparable U.S. retail store sales growth of $15,515,000. U.S. retail comparable store sales were equal to the prior year, resulting from a 16% increase in the New York Flagship store offset by a 4% decline in comparable branch stores. U.S. retail stores benefited from higher levels of sales to foreign visitors, especially in the New York Flagship store.

Asia-Pacific. Total sales in the Asia-Pacific region increased 21%, or $38,943,000, in the first quarter primarily due to comparable store sales growth of 15% (or $24,732,000) and non-comparable store sales growth of $11,071,000. On a constant-exchange-rate basis, Asia-Pacific region sales increased 10% and comparable store sales rose 4% (consisting of a 22% increase in comparable store sales in Asia-Pacific regions outside of Japan offset by a 7% decline in Japan comparable store sales). Management does not expect a significant improvement in comparable store sales in Japan in the short term. Management will continue its efforts to improve sales in that market by improving the locations of its boutiques and stores and by cultivating important customer relationships. The sales increase in the Asia-Pacific region on a constant-exchange-rate basis primarily resulted from an increase in the number of units sold.

Europe. Total sales in the Europe region increased 38%, or $16,581,000, in the first quarter due primarily to comparable store sales growth of 21% (or $7,465,000) and non-comparable store sales growth of $5,640,000. On a constant-exchange-rate basis, Europe region sales increased 30% and comparable store sales rose 12%, reflecting strong growth in the United Kingdom and most Continental European markets. The total increase in Europe region sales on a constant-exchange-rate basis resulted from an increase in the number of units sold.

Other. Other sales decreased 21% (or $3,320,000) in the first quarter primarily due to decreased wholesale sales of diamonds that were deemed not suitable for the Company's needs, which decreased to $9,570,000 from $13,638,000 in the prior year first quarter.

Store Data. Management expects to open approximately 24 Company-operated TIFFANY & CO. stores and boutiques in 2008, increasing the store-base by approximately 13%. Management's announced openings and closings of TIFFANY & CO. stores are:


                                                                   Actual Openings             Expected Openings
Location                                                                 2008                        2008
------------------------------------------------------------------------------------------------------------------
Americas:
    Los Angeles - Westfield Topanga Center, California              First Quarter
    West Hartford, Connecticut                                                                 Second Quarter
    Glendale, California                                                                       Third Quarter
    Pittsburgh, Pennsylvania                                                                   Third Quarter
    Uncasville - Mohegan Sun, Connecticut                                                      Third Quarter
    Columbus, Ohio                                                                             Fourth Quarter
Asia-Pacific:
    Fukuoka, Japan                                                  First Quarter
    Osaka, Japan                                                    First Quarter
    Shizuoka, Japan                                                 First Quarter
    Tokyo, Japan                                                    First Quarter
    Chengdu, China                                                  First Quarter
    Shenyang, China                                                 First Quarter
    Perth, Australia                                                                           Second Quarter
Europe:
    London - Heathrow Airport, United Kingdom                       First Quarter
    Brussels, Belgium                                                                          Second Quarter
    London - Westfield, United Kingdom                                                         Third Quarter
    Madrid, Spain                                                                              Third Quarter
    Dusseldorf, Germany                                                                        Third Quarter
    Dublin, Ireland                                                                            Third Quarter


Gross Margin
------------
Gross margin (gross profit as a percentage of net sales) increased in the first quarter by 1.0 percentage point. The primary components of the net increase were
(i) a 0.6 percentage point increase due to the leverage effect of increased sales applied against fixed product-related costs, which includes costs associated with merchandising and distribution, and (ii) a 0.4 percentage point increase due to a decrease in low-margin wholesale sales of diamonds.

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------
SG&A expenses increased $31,904,000, or 13%, in the first quarter primarily due to increased labor and benefit costs of $10,415,000 and increased depreciation and store occupancy expenses of $8,693,000, (both of which are largely due to new and existing stores), as well as an increase of $5,332,000 in marketing expenses. Changes in foreign currency exchange rates increased SG&A expenses by approximately $9,000,000 compared to April 30, 2007. SG&A expenses as a percentage of net sales increased by 0.3 percentage point to 41.6% in the first quarter.


Earnings from Continuing Operations
-----------------------------------
                                            First Quarter        % of Net          First Quarter         % of Net
(in thousands)                                   2008             Sales*               2007               Sales*
--------------------------------------------------------------------------------------------------------------------
Earnings (losses) from continuing
    operations:
    Americas                               $     68,291             18.3%       $      62,102               17.6%
    Asia-Pacific                                 56,365             25.4%              49,299               26.9%
    Europe                                       11,574             19.2%               7,620               17.5%
    Other                                        (4,025)           (32.4%)             (4,496)             (28.6%)
                                        ----------------------------------------------------------------------------
                                                132,205                               114,525
Unallocated corporate expenses                  (28,896)             4.3%             (26,608)               4.5%
                                        ----------------------------------------------------------------------------
Earnings from continuing
    operations                             $    103,309             15.5%       $      87,917               14.8%
                                        ============================================================================



* Percentages represent earnings (losses) from continuing operations as a percentage of each segment's net sales.

Earnings from continuing operations increased 18% in the first quarter. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses, other operating income and other expenses, net) to each segment's net sales in the first quarter of 2008 and 2007 was as follows:

     o Americas - the ratio increased 0.7 percentage point due to an increase in gross margin (due to changes in sales mix and the leverage effect of increased sales applied against fixed product-related costs);

     o Asia-Pacific - the ratio decreased 1.5 percentage points partly due to a decline in gross margin (due to changes in sales mix) as well as increased operating expenses in Japan (marketing and new store related), partly offset by increased profitability in most markets other than Japan;

     o Europe - the ratio increased 1.7 percentage points partly due to an increase in gross margin (due to changes in sales mix) and the leveraging of operating expenses; and

     o Other - The operating loss in each year primarily reflects the operating performance of the Company's Iridesse subsidiary. The loss ratio increased 3.8 percentage points primarily due to a decline in wholesale diamond sales.

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.

Other Expenses, net
-------------------
Other expenses, net decreased $1,577,000 in the first quarter primarily due to a decrease in interest expense as a result of favorable variable interest rates.

Provision for Income Taxes
--------------------------
The effective income tax rate for the first quarter was 36.7% versus 36.5% in the prior year.

2008 Outlook
------------
Management's full-year 2008 expectations are currently as follows:

     o Net sales growth of 10% in 2008. The net sales objective is composed of (i) an increase in the number of company-operated TIFFANY & CO. locations by approximately 13%; (ii) a high-single-digit percentage increase in total sales in the Americas region, which includes a low-single-digit percentage increase in U.S. comparable store sales for the year and a mid-single-digit percentage increase in Internet/catalog sales; (iii) a low-teens percentage increase in annual sales growth in dollars in the total Asia-Pacific region and more than 20% growth in dollars in Europe, including local-currency comparable store sales increasing by a mid-single-digit percentage in Asia-Pacific and by a low-double-digit percentage in Europe; and (iv) a modest decline in the Other channel.

          o Management's outlook for U.S. sales includes improvement later in the year based on easier year-over-year comparisons as well as the assumption of a gradually improving economic scenario.

     o Operating margin to be approximately equal to the prior year, when adjusted for the various one-time items recorded in 2007 and the change in the inventory accounting method. The operating margin objective includes (i) an increase in gross margin and (ii) a modest increase in the SG&A expense ratio.

     o    Other expenses, net of approximately $15 - $17 million.

     o    An effective tax rate of approximately 36% - 37%.

     o    Net earnings per diluted share of $2.80 - $2.90.

New Accounting Standards
------------------------
See note 3 to condensed consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal and expansion-related working capital requirements and capital expenditures needs. The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 35% at April 30, 2008, 26% at January 31, 2008, and 27% at April 30, 2007.

The following table summarizes cash flows from operating, investing and financing activities:


                                                                                    First Quarter

                                                                  ---------------------------------------------------
(in thousands)                                                                    2008                      2007
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in):

  Operating activities                                                 $      (154,565)          $       (29,146)

  Investing activities                                                         (27,255)                  (26,942)

  Financing activities                                                          91,674                    (2,888)

Effect of exchange rates on cash and cash equivalents                            3,117                     2,692

Net cash used in discontinued operations                                             -                    (2,950)
                                                                  ---------------------------------------------------
Net decrease in cash and cash equivalents                              $       (87,029)          $       (59,234)
                                                                  ===================================================

Operating Activities
--------------------
The Company's net cash outflow from operating activities of $154,565,000 in the first quarter of 2008 compared with an outflow of $29,146,000. The cash outflow in the first quarter of 2008 resulted primarily from increased income taxes payable largely associated with the sale-leasebacks of the TIFFANY & CO. Flagship stores in Tokyo and London.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,373,639,000 and 3.5 at April 30, 2008, compared with $1,337,454,000 and
3.3 at January 31, 2008 and $1,395,714,000 and 4.5 at April 30, 2007.

Accounts receivable, less allowances at April 30, 2008 were approximately equal to January 31, 2008 and were 21% higher than at April 30, 2007. The year-over-year change is primarily due to a foreign tax receivable (that is expected to be collected later this year) and an increase in sales. Changes in foreign currency exchange rates had an insignificant effect on the change in account receivable balances at April 30, 2008 versus January 31, 2008 and increased account receivable balances by 6% compared to April 30, 2007.

Inventories, net at April 30, 2008 were 7% above January 31, 2008 and 10% above April 30, 2007. Combined raw material and work-in-process inventories increased 11% over January 31, 2008 and 19% over April 30, 2007 due to increased precious metal costs and diamond quantities needed to support internal jewelry manufacturing. Finished goods inventories increased 5% over January 31, 2008, reflecting new store openings, increased product costs as well as broadened product assortments. Finished goods inventories increased 6% over April 30, 2007 primarily due to changes in foreign currency exchange rates.

Management continues to expect a high-single-digit percentage increase in inventories, net in 2008.

Investing Activities
--------------------
The Company's net cash outflow from investing activities of $27,255,000 in the first quarter of 2008 compared with an outflow of $26,942,000 in the first quarter of 2007.

Capital Expenditures. Capital expenditures were $26,208,000 in the first quarter of 2008 compared with $31,548,000 in the first quarter of 2007. Management estimates that capital expenditures will be approximately $200,000,000 in 2008 (compared with approximately $186,000,000 in the prior year) due to costs related to the opening and renovation of stores and to ongoing investments in new systems.

Marketable Securities. The Company invests excess cash in short-term investments and marketable securities. The Company had (net purchases of) or net proceeds from investments in marketable securities and short-term investments of ($209,000) and $5,238,000 in the first quarter of 2008 and 2007.

Financing Activities
--------------------
The Company's net cash inflow from financing activities of $91,674,000 in the first quarter of 2008 compared with an outflow of $2,888,000 in the first quarter of 2007. The cash inflow was due to higher proceeds from short-term borrowings, partly offset by increased share repurchases and reduced proceeds from the exercise of employees' stock options.

Share Repurchases. The Company's stock repurchase activity was as follows:


                                                                         First Quarter
                                                      ---------------------------------------------------
(in thousands, except per share amounts)                               2008                      2007
---------------------------------------------------------------------------------------------------------
Cost of repurchases                                         $        54,837           $        24,997

Shares repurchased and retired                                        1,383                       521

Average cost per share                                      $         39.66           $         48.01


At April 30, 2008, there remained $565,969,000 of authorization for future repurchases. The Company's stock repurchase program expires in January 2011. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions.

Borrowings.   The   Company's   current   sources   of   working   capital   are
internally-generated cash flows and borrowings available under a revolving credit facility.

At April 30, 2008, the Company was in compliance with all loan covenants.

Contractual Obligations
-----------------------
The Company's contractual cash obligations and commercial commitments at April 30, 2008 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2008.

Based on the Company's financial position at April 30, 2008, management anticipates that cash on hand, internally-generated cash flows and the funds available under its revolving credit facility will be sufficient to support the Company's planned worldwide business expansion, share repurchases, debt service and seasonal working capital increases for the foreseeable future.

Seasonality
-----------
As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Management expects such seasonality to continue.

Forward-Looking Statements
--------------------------
This document contains certain "forward-looking statements" concerning the Company's objectives and expectations with respect to store openings, sales, retail prices, gross margin, expenses, earnings per share, inventory performance, capital expenditures and cash flow. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. Statements beginning with such words as "believes", "intends", "plans", and "expects" include forward-looking statements that are based on management's expectations given facts as currently known by management on the date this quarterly report was filed with the Securities and Exchange Commission. All forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

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

The Company uses a combination of call and put option contracts in a net-zero cost collar arrangement ("collars"), as hedges of a portion of forecasted purchases of platinum and silver for internal manufacturing. If the price of the precious metal at the time of the expiration of the collar is within the call and put price, the collar would expire at no cost to the Company. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months.

Management neither foresees nor expects significant changes in the Company's exposure to fluctuations in foreign currencies, interest rates or precious metal prices, nor in its risk-management practices.

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

PART II.    Other Information
Item 1A.    Risk Factors

As is the case for any retailer, Registrant's success in achieving its objectives and expectations is dependent upon general economic conditions, competitive conditions and consumer attitudes. However, certain factors are specific to the Registrant and/or the markets in which it operates.

The following "risk factors" are specific to Registrant; these risk factors affect the likelihood that Registrant will achieve the financial objectives and expectations communicated by management:

(i)  Risk:  that  a  decline  in  consumer   confidence  will  adversely  affect
Registrant's sales.

     As a retailer of goods which are discretionary purchases, Registrant's sales results are particularly sensitive to changes in consumer confidence. Consumer confidence is affected by general business conditions; changes in the market value of securities and real estate; inflation; interest rates and the availability of consumer credit; tax rates; and expectations of future economic conditions and employment prospects.

     Consumer spending for discretionary goods generally declines during times of falling consumer confidence, which will negatively affect Registrant's earnings because of its cost base and inventory investment.

(ii) Risk: that sales will decline or remain flat in Registrant's fourth fiscal quarter, which includes the holiday selling season.

     Registrant's business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Poor sales results during Registrant's fourth quarter will have a material adverse effect on Registrant's sales and profits.

(iii) Risk: that regional instability and conflict will disrupt tourist travel.

     Unsettled regional and global conflicts or crises which result in military, terrorist or other conditions creating disruptions or disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Registrant operates retail stores could adversely affect the Registrant's sales and profits.

(iv) Risk: that the Japanese yen will weaken against the U.S. dollar and require Registrant to raise prices or shrink profit margins in Japan.

     Registrant's sales in Japan represented approximately 17% of Registrant's net sales in Fiscal 2007. A substantial weakening of the Japanese yen against the U.S. dollar would require Registrant to raise its retail prices in Japan or reduce its profit margins. Japanese consumers may not accept significant price increases on Registrant's goods; thus there is a risk that a substantial weakening of the yen will result in reduced sales or profit margins.

(v) Risk: that Registrant will be unable to continue to offer merchandise designed by Elsa Peretti or Paloma Picasso.

     Registrant's long-standing right to sell the jewelry designs of Elsa Peretti and Paloma Picasso and use their trademarks is responsible for a substantial portion of Registrant's revenues. Merchandise designed by Elsa Peretti and by Paloma Picasso accounted for 11% and 3% of Fiscal 2007 net sales, respectively. Tiffany has exclusive license arrangements with Elsa Peretti and Paloma Picasso; these arrangements are subject to royalty payments as well as other requirements. Each license may be terminated by Tiffany or the designer on six-months notice, even in the case where no default has occurred. Also, no agreements have been made for the continued sale of the designs or use of the trademarks ELSA PERETTI or PALOMA PICASSO following the death of either designer. Loss of either license would materially adversely affect Registrant's business through lost sales and profits.

(vi) Risk: that increased commodity prices or reduced supply availability will adversely affect Registrant's ability to produce and sell products at historic profit margins.

     Most of Registrant's jewelry and non-jewelry offerings are made with diamonds, gemstones and/or precious metals. A significant change in the prices of these commodities could adversely affect Registrant's business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial decrease in the supply or an increase in the price of raw materials and/or high-quality rough and polished diamonds within the quality grades, colors and sizes that customers demand could lead to decreased customer demand and lost sales and/or reduced gross profit margins.

(vii) Risk: that the value of the TIFFANY & CO. trademark will decline due to the sale by infringers of counterfeit merchandise.

     The TIFFANY & CO. trademark is an asset which is essential to the competitiveness and success of Registrant's business and Registrant takes appropriate action to protect it. However, Registrant's enforcement actions have not stopped the imitation and counterfeit of Registrant's merchandise or the infringement of the trademark. The continued sale of counterfeit merchandise could have an adverse effect on the TIFFANY & CO. brand by undermining Tiffany's reputation for quality goods and making such goods appear less desirable to consumers of luxury goods. Damage to the brand would result in lost sales and profits.

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

(ix) Risk: that Registrant's business is dependent upon the distinctive appeal of the TIFFANY & CO. brand.

     The TIFFANY & CO. brand's association with quality, luxury and exclusivity is integral to the success of Registrant's business. Registrant's expansion plans for retail and direct selling operations and merchandise development, production and management support the brand's appeal. Consequently, poor maintenance, promotion and positioning of the TIFFANY & CO. brand through market over-saturation may adversely affect the business by diminishing the distinctive appeal of the TIFFANY & CO. brand and tarnishing its image. This will result in lower sales and profits.

PART II.  Other Information
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to the Company's purchases of shares of its Common Stock during the first fiscal quarter of 2008:


--------------------------------------------------------------------------------------------------------------
                                                                    (c)Total Number
                                                                    of Shares           (d)Approximate
                                (a)Total                            Purchased Under     Dollar Value of
                                Number of        (b)Average         all Publicly        Shares that May Yet
                                Shares           Price Paid Per     Announced           be Purchased Under
Period                          Purchased        Share              Programs*           the Programs*
--------------------------------------------------------------------------------------------------------------
February 1, 2008 through           423,600               $38.43             423,600           $604,526,000
February 29, 2008
--------------------------------------------------------------------------------------------------------------
March 1, 2008 through              443,000               $37.83             443,000           $587,768,000
March 31, 2008
--------------------------------------------------------------------------------------------------------------
April 1, 2008 through              516,000               $42.25             516,000           $565,969,000
April 30, 2008
--------------------------------------------------------------------------------------------------------------
Total                            1,382,600               $39.66           1,382,600           $565,969,000
--------------------------------------------------------------------------------------------------------------


* In January 2008, the Company's Board of Directors extended the expiration date of the program to January 2011 and increased by $500,000,000 the amount authorized for repurchase of its Common Stock.



 ITEM 6         Exhibits
   (a)          Exhibits:

                10.154  Preferability Letter from Independent Registered Public Accounting Firm.

                31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-
                        Oxley Act of 2002.

                31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-
                        Oxley Act of 2002.

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


                                            TIFFANY & CO.
                                            (Registrant)


Date: June 3, 2008                      By: /s/ James N. Fernandez
                                            ------------------------------
                                            James N. Fernandez
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

                                  Exhibit Index



10.154          Preferability Letter from Independent Registered Public Accounting Firm.

31.1            Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-
                Oxley Act of 2002.

31.2            Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-
                Oxley Act of 2002.

32.1            Certification  of Chief  Executive  Officer  Pursuant to 18 U.S.C.  Section  1350,  as
                adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2            Certification  of Chief Financial  Officer  Pursuant to 18 U.S.C.  Section 1350, as
                adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
