Form 10-Q
period 2008-07-31
TIFFANY & CO
filed 2008-09-03
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 124,008,292 shares outstanding at the close of business on August 31, 2008.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2008



PART I - FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                               ----
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - July 31, 2008,
                       January 31, 2008 and July 31, 2007 (Unaudited)                                             3

                  Condensed Consolidated Statements of Earnings - for the
                       three and six months ended July 31, 2008 and 2007 (Unaudited)                              4

                  Condensed Consolidated Statements of Stockholders' Equity -
                       for the six months ended July 31, 2008 and Comprehensive
                       Earnings - for the three and six months
                       ended July 31, 2008 and 2007 (Unaudited)                                                   5

                  Condensed Consolidated Statements of Cash Flows - for the
                       six months ended July 31, 2008 and 2007 (Unaudited)                                        6

                  Notes to Condensed Consolidated Financial Statements
                       (Unaudited)                                                                             7-13

Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                          14-22

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                     23

Item 4.           Controls and Procedures                                                                        24


PART II - OTHER INFORMATION


Item 1.           Legal Proceedings                                                                              25

Item 1A.          Risk Factors                                                                                25-26

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                    27

Item 4.           Submission of Matters to a Vote of Security Holders                                            28

Item 6.           Exhibits                                                                                       29

                  (a)  Exhibits


PART I.  Financial Information
Item 1.  Financial Statements

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)

                                                               July 31,          January 31,            July 31,
                                                                 2008                2008                 2007
                                                          -----------------   -----------------    -----------------
ASSETS
   Current assets:
   Cash and cash equivalents                              $      152,156      $      246,654         $      129,027
   Accounts receivable, less allowances
     of $7,766, $9,712 and $6,133                                181,109             193,974                152,353
   Inventories, net                                            1,511,921           1,372,397              1,369,019
   Deferred income taxes                                          30,774              20,218                 55,778
   Prepaid expenses and other current assets                      69,484              89,072                 79,816
   Assets held for sale                                                -                   -                 48,900
                                                          -----------------   -----------------    -----------------
   Total current assets                                        1,945,444           1,922,315              1,834,893

   Property, plant and equipment, net                            745,304             748,210                945,280
   Deferred income taxes                                         168,909             158,579                 51,100
   Other assets, net                                             173,019             171,800                168,180
                                                          -----------------   -----------------    -----------------
                                                          $    3,032,676      $    3,000,904         $    2,999,453
                                                          =================   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Short-term borrowings                                  $      240,535      $       44,032         $      130,995
   Current portion of long-term debt                             104,560              65,640                  5,455
   Accounts payable and accrued liabilities                      189,714             203,622                164,164
   Income taxes payable                                           14,956             203,611                 28,147
   Merchandise and other customer credits                         67,816              67,956                 64,600
   Liabilities held for sale                                           -                   -                 14,544
                                                          -----------------   -----------------    -----------------
   Total current liabilities                                     617,581             584,861                407,905

   Long-term debt                                                294,096             343,465                400,643
   Pension/postretirement benefit obligations                     83,390              79,254                 95,204
   Deferred gains on sale-leasebacks                             139,438             145,599                  4,811
   Other long-term liabilities                                   142,063             131,610                128,047

   Commitments and contingencies

   Stockholders' equity:
   Preferred Stock, $0.01 par value; authorized 2,000 shares, none
     issued and outstanding                                            -                   -                      -
   Common Stock, $0.01 par value; authorized 240,000 shares,
     issued and outstanding 125,180, 126,753 and 136,722           1,252               1,268                  1,368
   Additional paid-in capital                                    681,260             632,671                619,456
   Retained earnings                                           1,022,737           1,037,663              1,332,947
   Accumulated other comprehensive gain (loss), net of tax:
        Foreign currency translation adjustments                  48,783              42,117                 24,802
        Deferred hedging gain                                      1,464                 889                     92
        Unrealized (loss) gain on marketable securities           (1,689)               (621)                   155
        Net unrealized gain (loss) on benefit plans                2,301               2,128                (15,977)
                                                          -----------------   -----------------    -----------------
   Total stockholders' equity                                  1,756,108           1,716,115              1,962,843
                                                          -----------------   -----------------    -----------------
                                                          $    3,032,676      $    3,000,904         $    2,999,453
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

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)
                                   -----------
                     (in thousands except per share amounts)



                                                            Three Months Ended                Six Months Ended
                                                                 July 31,                         July 31,
                                                        -------------------------------  ------------------------------
                                                             2008            2007            2008           2007
                                                        ---------------  --------------  --------------  --------------
Net sales                                               $    732,403     $   662,562     $ 1,400,552     $ 1,258,291
Cost of sales                                                309,201         290,656         596,096         552,427
                                                        ---------------  --------------  --------------  --------------
Gross profit                                                 423,202         371,906         804,456         705,864
Selling, general and administrative expenses                 291,707         259,119         569,652         505,160
                                                        ---------------  --------------  --------------  --------------
Earnings from continuing operations                          131,495         112,787         234,804         200,704
Other expenses, net                                            3,344           2,748           4,852           5,833
                                                        ---------------  --------------  --------------  --------------
Earnings from continuing operations before income            128,151         110,039         229,952         194,871
    taxes
Provision for income taxes                                    47,381          43,330          84,792          74,335
                                                        ---------------  --------------  --------------  --------------
Net earnings from continuing operations                       80,770          66,709         145,160         120,536
Loss from discontinued operations, net of tax                      -         (26,246)              -         (25,992)
                                                        ---------------  --------------  --------------  --------------
Net earnings                                            $     80,770     $    40,463      $  145,160     $    94,544
                                                        ===============  ==============  ==============  ==============
Earnings per share:
     Basic

         Net earnings from continuing operations        $       0.64     $      0.49     $      1.15     $      0.88
         Net loss from discontinued operations                     -           (0.19)              -           (0.19)
                                                        ---------------  --------------  --------------  --------------
         Net earnings                                   $       0.64     $      0.30     $      1.15     $      0.69
                                                        ===============  ==============  ==============  ==============

     Diluted

         Net earnings from continuing operations        $       0.63     $      0.48     $      1.13     $      0.86
         Net loss from discontinued operations                     -           (0.19)              -           (0.19)
                                                        ---------------  --------------  --------------  --------------
         Net earnings                                   $       0.63     $      0.29     $      1.13     $      0.67
                                                        ===============  ==============  ==============  ==============

Weighted-average number of common shares:

         Basic                                               125,714         136,743         126,086         136,616
         Diluted                                             128,177         140,325         128,451         140,100




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

                                                                            Accumulated
                                                    Total                         Other     Common Stock       Additional
                                             Stockholders'   Retained     Comprehensive                           Paid-In
                                                   Equity    Earnings        Gain (Loss)  Shares     Amount       Capital
---------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2008                    $ 1,716,115  $ 1,037,663     $    44,513   126,753   $  1,268     $ 632,671
Exercise of stock options and vesting of
   restricted stock units ("RSUs")                 21,571            -               -     1,409         14        21,557
Tax benefit from exercise of stock options
   and vesting of RSUs                              8,879            -               -         -          -         8,879
Share-based compensation expense                   22,112            -               -         -          -        22,112
Issuance of Common Stock under
   Employee Profit Sharing and Retirement
   Savings Plan                                     4,750            -               -       124          1         4,749
Purchase and retirement of Common Stock          (128,501)    (119,762)              -    (3,106)       (31)       (8,708)
Cash dividends on Common Stock                    (40,324)     (40,324)              -         -          -             -
Deferred hedging gain, net of tax                     575            -             575         -          -             -
Unrealized loss on marketable securities,
   net of tax                                      (1,068)           -          (1,068)        -          -             -
Foreign currency translation adjustments,
   net of tax                                       6,666            -           6,666         -          -             -
Net unrealized gain on benefit plans,
   net of tax                                         173            -             173         -          -             -
Net earnings                                      145,160      145,160               -         -          -             -
                                             ------------------------------------------------------------------------------
                                              $ 1,756,108  $ 1,022,737     $    50,859   125,180   $  1,252      $681,260
Balances, July 31, 2008                      ==============================================================================



                                                         Three Months Ended                  Six Months Ended
                                                               July 31,                           July 31,
                                                    --------------------------------    -----------------------------
                                                           2008          2007                2008           2007
                                                    --------------------------------    -----------------------------
Comprehensive earnings are as follows:
Net earnings                                           $  80,770        $ 40,463           $145,160       $ 94,544
Other comprehensive gain (loss), net of tax:
   Deferred hedging (loss) gain                           (1,652)           (850)               575         (1,954)
   Foreign currency translation adjustments                  176           3,441              6,666         12,956
   Unrealized loss on marketable securities               (1,160)           (283)            (1,068)           (23)
   Net unrealized gain on benefit plans                      107             335                173            683
                                                    --------------------------------    -----------------------------
Comprehensive earnings                                 $  78,241        $ 43,106           $151,506       $106,206
                                                    ================================    =============================


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


                                                                                   Six Months Ended,
                                                                                       July 31,
                                                                    --------------------------------------------------
                                                                                      2008                      2007
                                                                    -------------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                        $                145,160     $             94,544
Loss from discontinued operations, net of tax                                              -                   25,992
                                                                    -------------------------   ----------------------
Net earnings from continuing operations                                              145,160                  120,536
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                     67,170                   61,730
    Amortization of gain on sale-leasebacks                                           (4,986)                    (132)
    Excess tax benefits from share-based payment arrangements                         (8,945)                  (9,897)
    Provision for inventories                                                          7,327                    7,210
    Deferred income taxes                                                            (17,153)                   3,804
    Provision for pension/postretirement benefits                                     12,332                   13,402
    Share-based compensation expense                                                  21,781                   18,481
Changes in assets and liabilities:
    Accounts receivable                                                               16,695                   18,456
    Inventories                                                                     (143,786)                (113,348)
    Prepaid expenses and other current assets                                         20,574                  (18,014)
    Accounts payable and accrued liabilities                                         (11,290)                 (23,858)
    Income taxes payable                                                            (180,463)                 (24,342)
    Merchandise and other customer credits                                              (219)                   2,845
    Other, net                                                                        (1,950)                  (6,114)
                                                                    -------------------------   ----------------------
Net cash (used in) provided by operating activities                                  (77,753)                  50,759
                                                                    -------------------------   ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments                           (464)                (217,861)
Proceeds from sales of marketable securities and short-term
    investments                                                                            -                  231,919
Capital expenditures                                                                 (67,952)                 (87,779)
Notes receivable funded                                                               (2,500)                  (2,172)
Acquisitions, net of cash acquired                                                         -                     (400)
Other                                                                                   (940)                   1,799
                                                                    -------------------------   ----------------------
Net cash used in investing activities                                                (71,856)                 (74,494)
                                                                    -------------------------   ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                                           (4,191)                 (10,082)
Proceeds from short-term borrowings, net                                             194,706                   17,330
Repurchase of Common Stock                                                          (128,501)                 (59,197)
Proceeds from exercise of stock options                                               21,571                   54,032
Excess tax benefits from share-based payment arrangements                              8,945                    9,897
Cash dividends on Common Stock                                                       (40,324)                 (30,043)
                                                                    -------------------------   ----------------------
Net cash provided by (used in) financing activities                                   52,206                  (18,063)
                                                                    -------------------------   ----------------------
Effect of exchange rate changes on cash and cash equivalents                           2,905                    3,817
                                                                    -------------------------   ----------------------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities                                                                       -                   (7,168)
Investing activities                                                                       -                     (858)
                                                                    -------------------------   ----------------------
Net cash used in discontinued operations                                                   -                   (8,026)
                                                                    -------------------------   ----------------------
Net decrease in cash and cash equivalents                                            (94,498)                 (46,007)
Cash and cash equivalents at beginning of year                                       246,654                  175,008
Decrease in cash and cash equivalents of discontinued operations                           -                       26
                                                                    -------------------------   ----------------------
Cash and cash equivalents at end of six months                      $                152,156    $             129,027
                                                                    =========================   ======================

See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 2008 and 2007 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2008 is derived from the audited financial statements (except as noted in Note 2), which are included in the Company's Report on Form 10-K and should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

     The Company's business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three and six months ended July 31, 2008 and 2007 are not necessarily indicative of the results of the entire fiscal year.

2.   CHANGE IN ACCOUNTING FOR INVENTORIES

     In March 2008, the Company's Board of Directors approved a plan to change the Company's method of accounting for inventories held by its U.S. subsidiaries and foreign branches from the last-in, first-out ("LIFO") method to the average cost method. The Company has traditionally used the average cost method to value inventories held by its Japan subsidiary and its other foreign subsidiaries. The Company believes that the average cost method is preferable on the basis that it conforms to the manner in which the Company operationally manages its inventories and evaluates retail pricing and it makes the Company's inventory reporting consistent with many peer retailers. This change was effective in the first fiscal quarter of 2008 and prior periods have been revised. Accounts affected by this change are: cost of sales; provision for income taxes; inventories, net; deferred income taxes; and retained earnings.

     Components of the Company's condensed consolidated statements of earnings adjusted for the effect of changing from LIFO to average cost are as follows:

                                                                              Three Months Ended July 31, 2007
                                                   -------------------------------------------------------------
    (in thousands, except per share data)             As Reported          Adjustment          As Adjusted
     -----------------------------------------------------------------------------------------------------------
     Cost of sales                                    $        296,449      $       (5,793)    $        290,656
     Provision for income taxes                                 41,027               2,303               43,330
     Net earnings from continuing operations                    63,219               3,490               66,709
     Net earnings                                               36,973               3,490               40,463

     Net earnings from continuing operations per share:
        Basic                                         $           0.46      $         0.03     $           0.49
                                                   -------------------------------------------------------------
        Diluted                                       $           0.45      $         0.02     $           0.48
                                                   -------------------------------------------------------------
     Net earnings per share:
        Basic                                         $           0.27      $         0.03     $           0.30
                                                   -------------------------------------------------------------
        Diluted                                       $           0.26      $         0.02     $           0.29
                                                   -------------------------------------------------------------



                                                                               Six Months Ended July 31, 2007
                                                 -------------------------------------------------------------
   (in thousands, except per share data)             As Reported          Adjustment          As Adjusted
   -----------------------------------------------------------------------------------------------------------
   Cost of sales                                    $        564,850      $      (12,423)    $        552,427
   Provision for income taxes                                 69,824               4,511               74,335
   Net earnings from continuing operations                   112,624               7,912              120,536
   Net earnings                                               86,632               7,912               94,544

   Net earnings from continuing operations per share:
      Basic                                         $           0.82      $         0.06     $           0.88
                                                 -------------------------------------------------------------
      Diluted                                       $           0.80      $         0.06     $           0.86
                                                 --------------------------------------------------------------
   Net earnings per share:
      Basic                                         $           0.63      $         0.06     $           0.69
                                                 -------------------------------------------------------------
      Diluted                                       $           0.62      $         0.06     $           0.67
                                                 -------------------------------------------------------------

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


                                                                                                July 31, 2007
                                                 -------------------------------------------------------------
   (in thousands)                                    As Reported          Adjustment          As Adjusted
   -----------------------------------------------------------------------------------------------------------
   Assets:
      Inventories, net                              $      1,253,657      $      115,362     $      1,369,019
      Deferred income taxes - current                        104,185             (48,407)              55,778
   Total Assets                                            2,932,498              66,955            2,999,453

   Liabilities and Stockholders' Equity
      Retained Earnings                                    1,265,992              66,955            1,332,947
   Total Liabilities and Stockholders' Equity              2,932,498              66,955            2,999,453

   Components of the Company's condensed  consolidated  statement of cash flow adjusted for the effect of changing from LIFO to average cost are as follows:

                                                                               Six Months Ended July 31, 2007
                                                 -------------------------------------------------------------
   (in thousands)                                    As Reported          Adjustment          As Adjusted
   -----------------------------------------------------------------------------------------------------------
   Cash Flows from Operating Activities:
      Net earnings                                  $         86,632      $        7,912     $         94,544
      Provision for inventories                                7,195                  15                7,210
      Deferred income taxes                                     (706)              4,510                3,804
      Inventories                                           (100,911)            (12,437)            (113,348)
   Net cash provided by operating activities                  50,759                   -               50,759


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

4.   DISCONTINUED OPERATIONS

     During the second quarter of 2007, the Company's Board of Directors authorized the sale of Little Switzerland, Inc. ("Little Switzerland"), based on management's conclusion that Little Switzerland's operations did not demonstrate the potential to generate a return on investment consistent with management's objectives. On July 31, 2007, the Company entered into an agreement with NXP Corporation ("NXP") by which NXP would purchase 100% of the stock of Little Switzerland. The transaction closed on September 18, 2007 for net proceeds of $32,870,000 which excludes payments for existing trade payables owed to the Company by Little Switzerland. The purchase price remains subject to customary post-closing adjustments. The Company has agreed to continue to distribute TIFFANY & CO. merchandise through TIFFANY & CO. boutiques maintained in certain LITTLE SWITZERLAND stores. In addition, the Company has agreed to provide warehousing services to Little Switzerland for a transition period.

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

          Summarized statement of earnings data for Little Switzerland is as follows:

                                                                         Three Months Ended      Six Months Ended
         (in thousands)                                                    July 31, 2007          July 31, 2007
         ----------------------------------------------------------------------------------------------------------
         Net revenues                                                      $       18,294          $   43,439
                                                                       ============================================

         Loss from operations                                                     (58,404)            (58,369)
         Income tax benefit                                                       (32,158)            (32,377)
                                                                       --------------------------------------------
         Loss from discontinued operations                                 $      (26,246)         $  (25,992)
                                                                       ============================================


         Summarized balance sheet data for Little Switzerland is as follows:

                                                                                                      July 31,
         (in thousands)                                                                                2007
         ----------------------------------------------------------------------------------------------------------
         Assets held for sale
            Inventories, net                                                                      $      66,728
            Other current assets                                                                          5,026
            Property, plant and equipment, net                                                           19,307
            Other assets                                                                                 12,700
            Impairment charge                                                                           (54,861)
                                                                                              ---------------------
         Total assets held for sale                                                               $      48,900
                                                                                              =====================

         Liabilities held for sale
            Current liabilities                                                                   $       9,268
            Other liabilities                                                                             5,276
                                                                                              ---------------------
         Total liabilities held for sale                                                          $      14,544
                                                                                              =====================

5.       INVENTORIES

                                                           July 31,           January 31,              July 31,
         (in thousands)                                        2008                  2008                  2007
         ----------------------------------------------------------------------------------------------------------
         Finished goods                             $     1,020,716       $       942,860       $       955,841
         Raw materials                                      384,668               352,211               339,964
         Work-in-process                                    106,537                77,326                73,214
                                                  -----------------------------------------------------------------
         Inventories, net                           $     1,511,921       $     1,372,397       $     1,369,019
                                                  =================================================================

6.   INCOME TAXES

     During the six months ended July 31, 2008, the gross amount of unrecognized tax benefits increased $8,240,000 to $41,942,000. As of that date, the changes in the unrecognized tax benefits that if recognized would affect the effective tax rate and accrued interest and penalties was not material.

     The Company files income tax returns in the U.S. federal jurisdiction as well as various state and foreign locations. As a matter of course, various taxing authorities regularly audit the Company. The Company's tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including U.S. Federal tax year
     2006, Japan (tax years 2003-2005, 2007) and New York City (tax years 2002-2004). Tax years from 2003-present are open to examination in various other state and foreign taxing jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Ongoing audits are in various stages of completion and while the Company does not anticipate any material changes in unrecognized income tax benefits over the next 12 months, future developments in the audit process may result in a change in management's assessment.

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

     The following  table  summarizes the  reconciliation  of the numerators and
     denominators   for  the  basic  and  diluted  earnings  per  share  ("EPS")
     computations:

                                                   Three Months Ended                      Six Months Ended
                                                         July 31,                              July 31,
                                          ----------------------------------------------------------------------------
         (in thousands)                                2008                2007               2008               2007
         -------------------------------------------------------------------------------------------------------------
         Net earnings for basic and
         diluted EPS                      $          80,770  $           40,463  $         145,160  $          94,544
                                          ============================================================================

         Weighted average shares for
          basic EPS                                 125,714             136,743            126,086            136,616
         Incremental shares based
          upon the assumed
          exercise of stock options
          and restricted stock units                  2,463               3,582              2,365              3,484
                                          ----------------------------------------------------------------------------
         Weighted average shares for
          diluted EPS                               128,177             140,325            128,451            140,100
                                          ============================================================================

     For the three months ended July 31, 2008 and 2007, there were 848,000 and 388,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2008 and 2007, there were 1,708,000 and 388,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

     The Company uses the market approach to measure fair value for its mutual funds, yen put options and platinum and silver collars and the income approach to value its interest-rate swap agreements. The following table provides information by level for assets that are measured at fair value on a recurring basis:

                                                                              Fair Value Measurements
                                                                             Using Inputs Considered as
                                                Fair Value at   ----------------------------------------------------
         (in thousands)                         July 31, 2008       Level 1           Level 2           Level 3
         -----------------------------------------------------------------------------------------------------------
         Mutual funds                          $        26,922  $         26,922  $              -  $             -
         Yen put options                                 3,093                 -             3,093                -
         Platinum and silver collars                       327                 -               327                -
         Interest-rate swap agreements                   2,975                 -             2,975                -

                                       11

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

     Net periodic pension and other postretirement benefit expense included the following components:

                                                                     Three Months Ended July 31,
                                                  -------------------------------------------------------------------
                                                                                                 Other
                                                            Pension Benefits              Postretirement Benefits
                                                  -------------------------------------------------------------------
         (in thousands)                                     2008             2007             2008             2007
         ------------------------------------------------------------------------------------------------------------
         Service cost                               $      4,393     $      4,613    $         416     $        317
         Interest cost                                     4,397            4,014              478              470
         Expected return on plan assets                   (3,915)          (3,429)               -                -
         Amortization of prior service cost                  320              320             (197)            (224)
         Amortization of net loss                            216              729                -               10
                                                  -------------------------------------------------------------------
         Net expense                                $      5,411     $      6,247    $         697     $        573
                                                  ===================================================================


                                                                      Six Months Ended July 31,
                                                  -------------------------------------------------------------------
                                                                                                 Other
                                                            Pension Benefits              Postretirement Benefits
                                                  -------------------------------------------------------------------
         (in thousands)                                     2008             2007             2008             2007
         ------------------------------------------------------------------------------------------------------------
         Service cost                               $      8,963     $      9,160    $         833     $        635
         Interest cost                                     8,794            7,942              956              940
         Expected return on plan assets                   (7,829)          (6,858)               -                -
         Amortization of prior service cost                  641              641             (395)            (447)
         Amortization of net loss                            369            1,369                -               20
                                                  -------------------------------------------------------------------
         Net expense                                $     10,938     $     12,254    $       1,394     $      1,148
                                                  ===================================================================


10.  SEGMENT INFORMATION

     Effective with the first quarter of 2008, management has changed segment reporting to reflect operating results for the following regions: the Americas, Asia-Pacific and Europe. Prior year results have been revised to reflect this change. The Company has expanded its global reach and management has determined it is more meaningful to assess performance on a region-by-region basis, rather than on a channel of distribution basis. The Company's reportable segments are as follows:

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

          Certain information relating to the Company's segments is set forth below:

                                                   Three Months Ended                  Six Months Ended
                                                        July 31,                           July 31,
                                            --------------------------------------------------------------------
         (in thousands)                          2008                2007            2008             2007
         -------------------------------------------------------------------------------------------------------
         Net sales:
           Americas                         $       422,406  $        408,941  $      795,971  $       762,289
           Asia-Pacific                             214,233           182,962         436,270          366,056
           Europe                                    71,020            52,559         131,145           96,103
                                            --------------------------------------------------------------------
           Total reportable segments                707,659           644,462       1,363,386        1,224,448
           Other                                     24,744            18,100          37,166           33,843
                                            --------------------------------------------------------------------
                                            $       732,403  $        662,562      $1,400,552  $     1,258,291
                                            ====================================================================

         Earnings (losses) from continuing operations*:
           Americas                         $        93,597  $         87,582  $      161,888  $       149,684
           Asia-Pacific                              53,895            47,182         110,260           96,481
           Europe                                    15,514            10,671          27,088           18,291
                                            --------------------------------------------------------------------
           Total reportable segments                163,006           145,435         299,236          264,456
           Other                                     (1,971)           (4,796)         (5,996)          (9,292)
                                            --------------------------------------------------------------------
                                            $       161,035  $        140,639  $      293,240  $       255,164
                                            ====================================================================

          *Represents  earnings  (losses)  from  continuing   operations  before unallocated corporate expenses
          and other expenses, net.


          The following table sets forth a reconciliation of the segments' earnings from continuing operations to the Company's consolidated earnings from continuing operations before income taxes:



                                                   Three Months Ended                 Six Months Ended
                                                        July 31,                          July 31,
                                            -------------------------------------------------------------------
         (in thousands)                          2008              2007             2008            2007
         ------------------------------------------------------------------------------------------------------
         Earnings from continuing
           operations for segments          $        161,035   $       140,639   $      293,240  $      255,164
         Unallocated corporate
           expenses                                  (29,540)          (27,852)         (58,436)        (54,460)
         Other expenses, net                          (3,344)           (2,748)          (4,852)         (5,833)
                                            -------------------------------------------------------------------
         Earnings from continuing
           operations before income
           taxes                            $        128,151   $       110,039   $      229,952  $      194,871
                                            ===================================================================

          Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.

11.       SUBSEQUENT EVENT

          On August 21, 2008, the Company's Board of Directors declared a quarterly dividend of $0.17 per share. This dividend will be paid on October 10, 2008 to stockholders of record on September 22, 2008.

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

Effective with the first quarter of 2008, management has changed segment reporting to reflect operating results for the following regions: the Americas, Asia-Pacific and Europe. Prior year results have been revised to reflect this change. The Company has expanded its global reach and management has determined it is more meaningful to assess performance on a region-by-region basis, rather than on a channel of distribution basis. The Company's reportable segments are as follows:

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

Highlights
----------

     o Worldwide net sales increased 11% in both the three months ("second quarter") and in the six months ("first half") ended July 31, 2008. Sales growth was strongest in the Asia-Pacific and Europe segments for both periods.

     o Worldwide comparable store sales decreased 1% in the second quarter and increased 1% in the first half on a constant-exchange-rate basis (see Non-GAAP Measures).

     o Net earnings from continuing operations rose 21% to $80,770,000 in the second quarter and 20% to $145,160,000 in the first half. Net earnings from continuing operations per diluted share rose 31% in both the second quarter and first half.

     o The Company repurchased and retired 1.7 million and 3.1 million shares of its Common Stock during the second quarter and first half of 2008.

     o In May 2008, the Board of Directors increased the annual divided rate by 13%, representing the sixth consecutive annual increase.

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



                                     Second Quarter 2008 vs. 2007                  First Half 2008 vs. 2007
                                ----------------------------------------    ------------------------------------------
                                                            Constant-                                      Constant-
                                   GAAP      Translation    Exchange-             GAAP      Translation    Exchange-
                                 Reported       Effect      Rate Basis          Reported       Effect      Rate Basis
                                ----------------------------------------    ------------------------------------------
Net Sales:
----------
Worldwide                          11%            4%            7%              11%            4%            7%

Americas                            3%            -             3%               4%            -             4%
     U.S.                           2%            -             2%               3%            -             3%

Asia-Pacific                       17%           10%            7%              19%           11%            8%
     Japan                         12%           15%          (3)%              12%           14%          (2)%
     Other Asia-Pacific            23%            5%           18%              30%            5%           25%

Europe                             35%            6%           29%              36%            6%           30%

Comparable Store Sales:
-----------------------
Worldwide                           3%            4%          (1)%               5%            4%            1%

Americas                          (2)%            1%          (3)%             (1)%            -           (1)%
     U.S.                         (4)%            -           (4)%             (2)%            -           (2)%

Asia-Pacific                       11%           10%            1%              13%           11%            2%
     Japan                          7%           14%          (7)%               7%           14%          (7)%
     Other Asia-Pacific            18%            5%           13%              23%            6%           17%

Europe                             19%            8%           11%              20%            8%           12%



RESULTS OF OPERATIONS
---------------------

Certain operating data as a percentage of net sales were as follows:

                                                                       Second Quarter              First Half
                                                                   -----------------------    ----------------------
                                                                      2008        2007          2008        2007
                                                                   -----------------------    ----------------------
Net sales                                                            100.0%      100.0%        100.0%      100.0%
Cost of sales                                                         42.2        43.9          42.6        43.9
                                                                   -----------------------    ----------------------
Gross profit                                                          57.8        56.1          57.4        56.1
Selling, general and administrative expenses                          39.8        39.1          40.7        40.1
                                                                   -----------------------    ----------------------
Earnings from continuing operations                                   18.0        17.0          16.7        16.0
Other expenses, net                                                    0.5         0.5           0.2         0.5
                                                                   -----------------------    ----------------------
Earnings from continuing operations before income taxes               17.5        16.5          16.5        15.5
Provision for income taxes                                             6.5         6.5           6.1         5.9
                                                                   -----------------------    ----------------------
Net earnings from continuing operations                               11.0        10.0          10.4         9.6
Loss from discontinued operations, net of tax                           -         (3.9)           -         (2.1)
                                                                   -----------------------    ----------------------
Net earnings                                                          11.0%        6.1%         10.4%        7.5%
                                                                   =======================    ======================


Net Sales
---------
Net sales were as follows:
                                                                  Second Quarter
                             -----------------------------------------------------------------------------------------
(in thousands)                              2008                   2007                     Increase
----------------------------------------------------------------------------------------------------------------------
Americas                        $        422,406          $     408,941       $        13,465                     3%
Asia-Pacific                             214,233                182,962                31,271                    17%
Europe                                    71,020                 52,559                18,461                    35%
Other                                     24,744                 18,100                 6,644                    37%
                             ----------------------------------------------------------------------------------------
                                $        732,403          $     662,562       $        69,841                    11%
                             ========================================================================================

                                                                    First Half
                             -----------------------------------------------------------------------------------------
(in thousands)                              2008                   2007                     Increase
----------------------------------------------------------------------------------------------------------------------
Americas                        $        795,971          $     762,289       $        33,682                     4%
Asia-Pacific                             436,270                366,056                70,214                    19%
Europe                                   131,145                 96,103                35,042                    36%
Other                                     37,166                 33,843                 3,323                    10%
                             -----------------------------------------------------------------------------------------
                                $      1,400,552          $   1,258,291       $       142,261                    11%
                             =========================================================================================

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

Americas. Total sales in the Americas region increased in the second quarter and first half primarily due to non-comparable U.S. retail store sales growth ($19,852,000 in the second quarter and $35,367,000 in the first half) and comparable retail store sales growth in Other America regions ($4,655,000 in the second quarter and $8,725,000 in the first half). These increases were partly offset by declines in comparable U.S. retail store sales (4%, or $13,345,000, in the second quarter and 2%, or $12,929,000, in the first half). The U.S. comparable store sales decline in the second quarter and first half was due to a decline in transactions which management attributes to the challenging economic environment in the U.S. However, transactions and sales increased in the New York Flagship store, which benefited from higher levels of sales to foreign tourists. New York Flagship store sales increased 5% and 10% in the second quarter and first half, compared to a decline in comparable branch stores of 6% and 5% in those same periods.

Asia-Pacific. Total sales in the Asia-Pacific region increased in the second quarter and first half primarily due to comparable store sales growth (11%, or $18,320,000, in the second quarter and 13%, or $43,052,000, in the first half) and non-comparable store sales growth ($9,222,000 in the second quarter and $20,293,000 in the first half). In the second quarter, on a constant-exchange-rate basis, Asia-Pacific region sales increased 7% and comparable store sales increased 1% (consisting of a 13% increase in comparable store sales in countries other than Japan offset by a 7% decline in Japan comparable store sales). In the first half, on a constant-exchange-rate basis, Asia-Pacific region sales increased 8% and comparable store sales increased 2% (consisting of a 17% increase in comparable store sales in countries other than Japan offset by a 7% decline in Japan comparable store sales). The total increase in Asia-Pacific region sales primarily resulted from an increase in the average price per unit sold in both the second quarter and first half.

Europe. Total sales in the Europe region increased in the second quarter and first half primarily due to comparable store sales growth (19%, or $7,765,000, in the second quarter and 20%, or $15,230,000, in the first half) and non-comparable store sales growth ($7,280,000 in the second quarter and $12,920,000 in the first half). On a constant-exchange-rate basis, Europe region sales increased 29% in the second quarter and 30% in the first half and comparable store sales rose 11% and 12% in those periods, reflecting strong growth in the United Kingdom and most Continental European markets. The total increase in Europe region sales resulted from an increase in the number of units sold in both the second quarter and first half.

Other. Other sales increased in the second quarter and first half primarily due to increased wholesale sales of diamonds that were deemed not suitable for the Company's needs. Wholesale diamond sales increased to $20,976,000 in the second quarter from $15,636,000 in prior year and rose to $30,546,000 in the first half from $29,274,000 in the prior year. Other sales also increased in the second quarter and first half due to earnings from licensing agreements and sales growth in IRIDESSE stores.

Store Data. Management expects to open approximately 24 Company-operated TIFFANY & CO. stores and boutiques in 2008, increasing the store-base by approximately 13%. Management's announced openings of TIFFANY & CO. stores are:

                                                                  Actual Openings           Expected Openings
Location                                                               2008                       2008
------------------------------------------------------------------------------------------------------------------
Americas:
    Los Angeles - Westfield Topanga Center, California              First Quarter
    West Hartford, Connecticut                                     Second Quarter
    Glendale, California                                                                       Third Quarter
    Pittsburgh, Pennsylvania                                                                   Third Quarter
    Uncasville - Mohegan Sun, Connecticut                                                      Third Quarter
    Columbus, Ohio                                                                             Fourth Quarter
Asia-Pacific:
    Fukuoka, Japan                                                  First Quarter
    Osaka, Japan                                                    First Quarter
    Shizuoka, Japan                                                 First Quarter
    Tokyo, Japan                                                    First Quarter
    Chengdu, China                                                  First Quarter
    Shenyang, China                                                 First Quarter
    Shandong, China                                                Second Quarter
    Perth, Australia                                               Second Quarter
    Seoul - Samsung Plaza, Korea                                                               Third Quarter
Europe:
    London - Heathrow Airport, United Kingdom                       First Quarter
    Brussels, Belgium                                              Second Quarter
    London - Westfield, United Kingdom                                                         Third Quarter
    Madrid, Spain                                                                              Third Quarter
    Dusseldorf, Germany                                                                        Third Quarter
    Dublin, Ireland                                                                            Third Quarter


Gross Margin
------------
Gross margin (gross profit as a percentage of net sales) increased in the second quarter by 1.7 percentage points and in the first half by 1.3 percentage points primarily due to changes in geographic and product sales mix. To a lesser extent, gross margin also improved in the second quarter and first half due to the leverage effect of increased sales applied against fixed product-related costs, which includes costs associated with merchandising and distribution. To address rising product costs, the Company has, in certain instances, increased retail prices.

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------
SG&A expenses increased $32,588,000, or 13%, in the second quarter primarily due to increased labor and benefit costs of $10,853,000 and increased depreciation and store occupancy expenses of $10,062,000, (both of which are largely due to new and existing stores), as well as an increase of $5,393,000 in marketing expenses. Changes in foreign currency exchange rates increased SG&A expenses in the second quarter by approximately $8,000,000 compared to the prior year. In the first half, SG&A expenses increased $64,492,000, or 13%, primarily due to increased labor and benefit costs of $21,269,000 and increased depreciation and store occupancy expenses of $18,756,000, (both of which are largely due to new and existing stores), as well as an increase of $10,726,000 in marketing expenses. Changes in foreign currency exchange rates increased SG&A expenses by approximately $18,000,000 compared to the prior year. SG&A expenses as a percentage of net sales increased by 0.7 percentage point in the second quarter and 0.6 percentage point in the first half because sales growth in the U.S. was insufficient to offset increased costs.


Earnings from Continuing Operations
-----------------------------------

                                           Second Quarter        % of Net          Second Quarter         % of Net
(in thousands)                                  2008              Sales*               2007                Sales*
--------------------------------------------------------------------------------------------------------------------
Earnings (losses) from continuing
    operations:

    Americas                               $     93,597             22.2%       $      87,582               21.4%
    Asia-Pacific                                 53,895             25.2%              47,182               25.8%
    Europe                                       15,514             21.8%              10,671               20.3%
    Other                                        (1,971)            (8.0%)             (4,796)             (26.5%)
                                        ----------------------------------------------------------------------------
                                                161,035                               140,639
Unallocated corporate expenses                  (29,540)             4.0%             (27,852)               4.2%
                                        ----------------------------------------------------------------------------
Earnings from continuing
   operations                              $    131,495             18.0%       $     112,787               17.0%
                                        ============================================================================

* Percentages represent earnings (losses) from continuing operations as a percentage of each segment's net sales.

Earnings from continuing operations increased 17% in the second quarter. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses, other operating income and other expenses, net) to each segment's net sales in the second quarter of 2008 and 2007 was as follows:

     o Americas - the ratio increased 0.8 percentage point primarily due to an increase in gross margin (due to changes in product sales mix and the leverage effect of increased sales applied against fixed product-related costs);

     o Asia-Pacific - the ratio decreased 0.6 percentage points partly due to increased operating expenses in Japan (marketing and new store related), partly offset by increased profitability in most markets other than Japan;

     o Europe - the ratio increased 1.5 percentage points primarily due to an increase in gross margin (due to changes in product sales mix) and the leveraging of operating expenses; and

     o Other - The operating loss in each year primarily reflects the operating performance of the Company's Iridesse subsidiary. The loss ratio decreased 18.5 percentage points primarily due to lower Iridesse operating losses and earnings from a licensing agreement.



                                            First Half           % of Net         First Half           % of Net
(in thousands)                                 2008               Sales*             2007               Sales*
-------------------------------------------------------------------------------------------------------------------
Earnings (losses) from continuing
    operations:

    Americas                               $    161,888             20.3%       $     149,684               19.6%
    Asia-Pacific                                110,260             25.3%              96,481               26.4%
    Europe                                       27,088             20.7%              18,291               19.0%
    Other                                        (5,996)           (16.1%)             (9,292)             (27.5%)
                                        ---------------------------------------------------------------------------
                                                293,240                               255,164
Unallocated corporate expenses                  (58,436)             4.2%             (54,460)               4.3%
                                        ---------------------------------------------------------------------------
Earnings from continuing   operations      $    234,804             16.7%       $     200,704               16.0%
                                        ===========================================================================


* Percentages represent earnings (losses) from continuing operations as a percentage of each segment's net sales.

Earnings from continuing operations increased 17% in the first half. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses, other operating income and other expenses, net) to each segment's net sales in the first half of 2008 and 2007 was as follows:

     o Americas - the ratio increased 0.7 percentage point primarily due to an increase in gross margin (due to changes in sales mix and the leverage effect of increased sales applied against fixed product-related costs);

     o Asia-Pacific - the ratio decreased 1.1 percentage points partly due to increased operating expenses in Japan (marketing and new store related), partly offset by increased profitability in most markets other than Japan;

     o Europe - the ratio increased 1.7 percentage points partly due to an increase in gross margin (due to changes in sales mix) and the leveraging of operating expenses; and

     o Other - The operating loss in each year primarily reflects the operating performance of the Company's Iridesse subsidiary. The loss ratio decreased 11.4 percentage points primarily due to lower Iridesse operating losses and earnings from a licensing agreement.

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.

Provision for Income Taxes
--------------------------
The effective income tax rates for the second quarter and first half of 2008 were 37.0% and 36.9% versus 39.4% and 38.1% in the prior year.

2008 Outlook
------------
Management's full-year 2008 expectations are currently as follows:

     o    Net sales growth of 9% in 2008. The net sales objective is composed of
          (i) an increase in the number of company-operated TIFFANY & CO. locations by approximately 13%; (ii) a mid-single-digit percentage increase in total sales in the Americas region, which includes U.S. comparable store sales and Internet/catalog sales to be approximately unchanged from the prior year; and (iii) a low-double-digit percentage increase in annual sales growth in dollars in the total Asia-Pacific region and more than 25% growth in dollars in Europe, including local-currency comparable store sales increasing by a low-teens percentage in Asia-Pacific outside Japan, a mid-single-digit percentage decline in Japan, and a low-double-digit percentage increase in Europe.

               o Management's outlook for U.S. sales includes improvement later in the year based on easier year-over-year comparisons in the fourth quarter.

          o Operating margin to increase slightly over the prior year, when adjusted for the various one-time items recorded in 2007 and the change in the inventory accounting method. The operating margin objective includes an increase in gross margin partly offset by a modest increase in the SG&A expense ratio.

          o    Other expenses, net of approximately $17 million.

          o    An effective tax rate of approximately 37%.

          o    Net earnings per diluted share of $2.82 - $2.92.

New Accounting Standards
------------------------
See note 3 to condensed consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal and expansion-related working capital requirements and capital expenditures needs. The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 36% at July 31, 2008, 26% at January 31, 2008, and 27% at July 31, 2007.

The following table summarizes cash flows from operating, investing and financing activities:

                                                                                      First Half
                                                                  ---------------------------------------------------
(in thousands)                                                                    2008                      2007
---------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by:
  Operating activities                                                 $       (77,753)          $        50,759
  Investing activities                                                         (71,856)                  (74,494)
  Financing activities                                                          52,206                   (18,063)
Effect of exchange rates on cash and cash equivalents                            2,905                     3,817
Net cash used in discontinued operations                                             -                    (8,026)
                                                                  --------------------------------------------------
Net decrease in cash and cash equivalents                              $       (94,498)          $       (46,007)
                                                                  ==================================================

Operating Activities
--------------------
The Company's net cash outflow from operating activities of $77,753,000 in the first half of 2008 compared with an inflow of $50,759,000 in the first half of 2007. The cash outflow in the first half of 2008 resulted primarily from increased income tax payments largely associated with the sale-leasebacks of the TIFFANY & CO. Flagship stores in Tokyo and London.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,327,863,000 and 3.2 at July 31, 2008, compared with $1,337,454,000 and
3.3 at January 31, 2008 and $1,426,988,000 and 4.5 at July 31, 2007.

Accounts receivable, less allowances at July 31, 2008 were 7% lower than at January 31, 2008 (which is typically a seasonal highpoint) and were 19% higher than at July 31, 2007 primarily due to sales growth, as well as expanded international wholesale distribution. Changes in foreign currency exchange rates had an insignificant effect on the change in accounts receivable balances at July 31, 2008 versus January 31, 2008 and increased accounts receivable balances by 3% compared to July 31, 2007.

Inventories, net at July 31, 2008 were 10% above both January 31, 2008 and July 31, 2007. Combined raw material and work-in-process inventories increased 14% over January 31, 2008 and 19% over July 31, 2007 due to increased precious metal costs and diamond quantities needed to support internal jewelry manufacturing. Finished goods inventories increased 8% over January 31, 2008, and 7% over July 31, 2007 due to new store openings, increased product costs as well as broadened product assortments. Changes in foreign currency exchange rates had an insignificant effect on the change in finished goods inventories at July 31, 2008 versus January 31, 2008 and increased finished goods inventory balances by 3% over July 31, 2007.

Management continues to expect a high-single-digit percentage increase in inventories, net in 2008.

Investing Activities
--------------------
The Company's net cash outflow from investing activities of $71,856,000 in the first half of 2008 compared with an outflow of $74,494,000 in the first half of 2007.

Capital Expenditures. Capital expenditures were $67,952,000 in the first half of 2008 compared with $87,779,000 in the first half of 2007. Management estimates that capital expenditures will be approximately $190,000,000 in 2008 (compared with approximately $186,000,000 in the prior year) due to costs related to the opening and renovation of stores and to ongoing investments in new systems.

Marketable Securities. The Company invests excess cash in short-term investments and marketable securities. The Company had (net purchases of) or net proceeds from investments in marketable securities and short-term investments of ($464,000) and $14,058,000 in the first half of 2008 and 2007.

Financing Activities
--------------------
The Company's net cash inflow from financing activities of $52,206,000 in the first half of 2008 compared with an outflow of $18,063,000 in the first half of 2007. The cash inflow was due to higher proceeds from short-term borrowings, partly offset by increased share repurchases and reduced proceeds from the exercise of employees' stock options.

Share Repurchases. The Company's stock repurchase activity was as follows:

                                                                                    Second Quarter
                                                                  ---------------------------------------------------
(in thousands, except per share amounts)                                          2008                      2007
---------------------------------------------------------------------------------------------------------------------
Cost of repurchases                                                    $        73,664           $        34,200
Shares repurchased and retired                                                   1,723                       662
Average cost per share                                                 $         42.75           $         51.69


                                                                                      First Half
                                                                  ---------------------------------------------------
(in thousands, except per share amounts)                                          2008                      2007
---------------------------------------------------------------------------------------------------------------------
Cost of repurchases                                                    $       128,501           $        59,197
Shares repurchased and retired                                                   3,106                     1,182
Average cost per share                                                 $         41.37           $         50.07


At July 31, 2008, there remained $492,305,000 of authorization for future repurchases. The Company's stock repurchase program expires in January 2011. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price and other market conditions.

Borrowings.   The   Company's   current   sources   of   working   capital   are
internally-generated cash flows and borrowings available under a revolving credit facility.

At July 31, 2008, the Company was in compliance with all loan covenants.

Contractual Obligations
-----------------------
The Company's contractual cash obligations and commercial commitments at July 31, 2008 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2008.

Based on the Company's financial position at July 31, 2008, management anticipates that cash on hand, internally-generated cash flows and the funds available under its revolving credit facility will be sufficient to support the Company's planned worldwide business expansion and working capital increases for the foreseeable future. In addition, the Company is currently evaluating opportunities to issue new debt up to $300,000,000 to repay the

$60,000,000 Series A Senior Note and $40,000,000 Series C Senior Note due within the next 12 months and to fund potential share repurchases.

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

PART II.        Other Information

Item 1.         Legal Proceedings

In July 2004, Tiffany initiated a civil proceeding against eBay, Inc. in the Federal District Court for the Southern District of New York. Tiffany alleged direct and contributory trademark infringement, unfair competition, false advertising and trademark dilution. Tiffany sought damages and injunctive relief stemming from eBay's alleged assistance and contribution to the offering for sale, advertising and promotion, in the U.S., of counterfeit TIFFANY jewelry and other jewelry or merchandise which bears the TIFFANY trademark and is dilutive or confusingly similar to the TIFFANY or TIFFANY & CO. trademarks. In November 2007, the case was tried as a bench trial and in July 2008 the District Court issued its opinion denying any relief to Tiffany. In August 2008, Tiffany filed notice of appeal to the U.S. Court of Appeals for the Second Circuit. If the decision of the District Court is upheld after appeal, it will be more difficult for Tiffany to prevent the sale of counterfeit TIFFANY jewelry and other merchandise on internet auction sites. See Risk Factor (vii) below.

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

PART II.        Other Information
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to the Company's purchases of shares of its Common Stock during the second fiscal quarter of 2008:

--------------------------------------------------------------------------------------------------------------
                                                                     (c)Total Number
                                                                      of Shares           (d)Approximate
                                (a)Total                              Purchased Under      Dollar Value of
                                Number of          (b)Average         all Publicly         Shares that May Yet
                                Shares             Price Paid Per     Announced            be Purchased Under
Period                          Purchased          Share              Programs*            the Programs*
--------------------------------------------------------------------------------------------------------------
May 1, 2008 through                  462,700             $45.16             462,700            $545,075,000
May 31, 2008
--------------------------------------------------------------------------------------------------------------
June 1, 2008 through                 447,950             $46.43             447,950            $524,277,000
June 30, 2008
--------------------------------------------------------------------------------------------------------------
July 1, 2008 through                 812,551             $39.35             812,551            $492,305,000
July 31, 2008
--------------------------------------------------------------------------------------------------------------
Total                              1,723,201             $42.75           1,723,201            $492,305,000
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

PART II.        Other Information
Item 4.         Submission of Matters to a Vote of Security Holders

At Registrant's Annual Meeting of Stockholders held on May 15, 2008 each of the nominees listed below was elected a director of Registrant to hold office until the next annual meeting of the stockholders and until his or her successor has been elected and qualified. All directors are elected at each annual meeting. Tabulated with the name of each of the nominees elected is the number of Common shares cast for and against each nominee and the number of Common shares abstaining to vote for each nominee. There were no broker non-votes with respect to the election of directors.

                                                                                             Number of
                                                                                              Shares
Nominee                                 Voted For          Voted Against                    Abstaining
--------------------------------------------------------------------------------------------------------------

Michael J. Kowalski                      108,213,399             1,509,676                   1,088,260

Rose Marie Bravo                         108,054,097             1,657,632                   1,099,606

Gary E. Costley                          108,302,691             1,406,875                   1,101,769

Lawrence K. Fish                         108,408,028             1,297,991                   1,105,316

Abby F. Kohnstamm                        108,464,636             1,251,353                   1,095,346

Charles K. Marquis                       107,999,187             1,706,124                   1,106,024

Peter W. May                             108,267,328             1,446,090                   1,097,917

J. Thomas Presby                         104,421,514             5,268,376                   1,121,445

William A. Shutzer                       108,029,955             1,683,384                   1,097,996


At such meeting, the stockholders approved the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to examine the Company's fiscal 2008 financial statements. With respect to such appointment, 108,084,930 shares were voted to approve, 1,631,127 were voted against, and 1,095,278 shares abstained from voting. There were no broker non-votes with respect to the approval of the appointment of PricewaterhouseCoopers LLP.

Also at such meeting, the stockholders approved the Tiffany & Co. 2008 Directors Equity Compensation Plan. A majority of shares outstanding on March 20, 2008 voted on the proposal. With respect to such approval, 88,296,366 shares voted to approve, 6,238,749 shares voted against, and 2,752,887 shares abstained from voting. There were 13,523,333 broker non-votes that were discarded for purposes of determining the quorum and voting with respect to the approval of the Tiffany & Co. 2008 Directors Equity Compensation Plan.

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


                                            TIFFANY & CO.
                                            (Registrant)


Date: September 3, 2008                 By: /s/ James N. Fernandez
                                            ----------------------------
                                            James N. Fernandez
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

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
