Form 10-Q
period 2008-10-31
TIFFANY & CO
filed 2008-12-02
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 123,108,737 shares outstanding at the close of business on November 30, 2008.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2008





PART I - FINANCIAL INFORMATION                                                                        PAGE
                                                                                                      ----
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - October 31, 2008,
                       January 31, 2008 and October 31, 2007 (Unaudited)                                 3

                  Condensed Consolidated Statements of Earnings - for the
                       three and nine months ended October 31, 2008 and 2007 (Unaudited)                 4

                  Condensed Consolidated Statements of Stockholders' Equity -
                       for the nine months ended October 31, 2008 and
                       Comprehensive Earnings - for the three and nine months
                       ended October 31, 2008 and 2007 (Unaudited)                                       5

                  Condensed Consolidated Statements of Cash Flows - for the
                       nine months ended October 31, 2008 and 2007 (Unaudited)                           6

                  Notes to Condensed Consolidated Financial Statements
                       (Unaudited)                                                                    7-14

Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                 15-24

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                            25

Item 4.           Controls and Procedures                                                               26


PART II - OTHER INFORMATION


Item 1A.          Risk Factors                                                                       27-28

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                           29

Item 6.           Exhibits                                                                              30

                  (a)  Exhibits


PART I.  Financial Information
Item 1.  Financial Statements


                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)


                                                            October 31,          January 31,           October 31,
                                                               2008                 2008                  2007
                                                          -----------------   -----------------    -----------------
ASSETS
   Current assets:
   Cash and cash equivalents                              $      160,376      $      246,654         $      334,850
   Short-term investments                                              -                   -                 56,270
   Accounts receivable, less allowances
     of $7,403, $9,712 and $7,480                                164,269             193,974                168,678
   Inventories, net                                            1,638,479           1,372,397              1,465,502
   Deferred income taxes                                          33,069              20,218                 15,216
   Prepaid expenses and other current assets                      70,375              89,072                 91,682
                                                          -----------------   -----------------    -----------------
   Total current assets                                        2,066,568           1,922,315              2,132,198

   Property, plant and equipment, net                            738,287             748,210                757,542
   Deferred income taxes                                         172,283             158,579                115,333
   Other assets, net                                             162,437             171,800                197,636
                                                          -----------------   -----------------    -----------------
                                                          $    3,139,575      $    3,000,904         $    3,202,709
                                                          =================   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Short-term borrowings                                  $      414,364      $       44,032         $       59,843
   Current portion of long-term debt                             100,682              65,640                  5,552
   Accounts payable and accrued liabilities                      236,191             203,622                204,579
   Income taxes payable                                            6,930             203,611                 95,816
   Merchandise and other customer credits                         67,924              67,956                 67,092
                                                          -----------------   -----------------    -----------------
   Total current liabilities                                     826,091             584,861                432,882

   Long-term debt                                                306,226             343,465                397,795
   Pension/postretirement benefit obligations                     86,355              79,254                100,712
   Deferred gains on sale-leasebacks                             134,444             145,599                144,973
   Other long-term liabilities                                   140,704             131,610                130,463

   Commitments and contingencies

   Stockholders' equity:
   Preferred Stock, $0.01 par value; authorized 2,000 shares, none
     issued and outstanding                                            -                   -                      -
   Common Stock, $0.01 par value; authorized 240,000 shares,
     issued and outstanding 123,095, 126,753 and 135,642           1,231               1,268                  1,357
   Additional paid-in capital                                    684,883             632,671                647,405
   Retained earnings                                             962,300           1,037,663              1,322,136
   Accumulated other comprehensive gain (loss), net of tax:
        Foreign currency translation adjustments                   9,314              42,117                 40,245
        Deferred hedging (loss) gain                              (7,986)                889                   (580)
        Unrealized (loss) gain on marketable securities           (6,322)               (621)                   898
        Net unrealized gain (loss) on benefit plans                2,335               2,128                (15,577)
                                                          -----------------   -----------------    -----------------
   Total stockholders' equity                                  1,645,755           1,716,115              1,995,884
                                                          -----------------   -----------------    -----------------
                                                          $    3,139,575      $    3,000,904         $    3,202,709
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

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)
                                   -----------
                     (in thousands except per share amounts)


                                                            Three Months Ended               Nine Months Ended
                                                                October 31,                     October 31,
                                                        -------------------------------  ------------------------------
                                                             2008            2007            2008           2007
                                                        ---------------  --------------  --------------  --------------
Net sales                                               $    618,230     $   627,323     $ 2,018,782     $ 1,885,614
Cost of sales                                                270,210         285,776         866,306         838,203
                                                        ---------------  --------------  --------------  --------------
Gross profit                                                 348,020         341,547       1,152,476       1,047,411
Other operating income                                             -         105,051               -         105,051
Selling, general and administrative expenses                 269,499         288,403         839,151         793,563
                                                        ---------------  --------------  --------------  --------------
Earnings from continuing operations                           78,521         158,195         313,325         358,899
Other expenses, net                                           14,453           2,306          19,305           8,139
                                                        ---------------  --------------  --------------  --------------
Earnings from continuing operations before income
    taxes                                                     64,068         155,889         294,020         350,760
Provision for income taxes                                    20,291          52,787         105,083         127,122
                                                        ---------------  --------------  --------------  --------------
Net earnings from continuing operations                       43,777         103,102         188,937         223,638
Loss from discontinued operations, net of tax                      -          (1,555)              -         (27,547)
                                                        ---------------  --------------  --------------  --------------
Net earnings                                            $     43,777     $   101,547     $   188,937     $   196,091
                                                        ===============  ==============  ==============  ==============

Earnings per share:
     Basic

         Net earnings from continuing operations        $       0.35     $      0.76     $      1.51     $      1.64
         Net loss from discontinued operations                     -           (0.01)              -           (0.20)
                                                        ---------------  --------------  --------------  --------------
         Net earnings                                   $       0.35     $      0.75     $      1.51     $      1.44
                                                        ===============  ==============  ==============  ==============
     Diluted

         Net earnings from continuing operations        $       0.35     $      0.74     $      1.49     $      1.60
         Net loss from discontinued operations                     -           (0.01)              -           (0.20)
                                                        ---------------  --------------  --------------  --------------
         Net earnings                                   $       0.35     $      0.73     $      1.49     $      1.40
                                                        ===============  ==============  ==============  ==============

Weighted-average number of common shares:

         Basic                                               123,399         136,124         125,190         136,452
         Diluted                                             124,899         139,487         127,053         139,943


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

                                                                         Accumulated
                                                   Total                       Other                       Additional
                                           Stockholders'     Retained  Comprehensive     Common Stock         Paid-In
                                                  Equity     Earnings     Gain (Loss)   Shares    Amount      Capital
----------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2008                   $ 1,716,115  $ 1,037,663    $    44,513   126,753  $  1,268    $ 632,671
Exercise of stock options and vesting of
   restricted stock units ("RSUs")                25,747            -              -     1,593        16       25,731
Tax benefit from exercise of stock options
   and vesting of RSUs                            11,627            -              -         -         -       11,627
Share-based compensation expense                  25,416            -              -         -         -       25,416
Issuance of Common Stock under
   Employee Profit Sharing and Retirement
   Savings Plan                                    4,750            -              -       124         1        4,749
Purchase and retirement of Common Stock         (218,379)    (203,014)             -    (5,375)      (54)     (15,311)
Cash dividends on Common Stock                   (61,286)     (61,286)             -         -         -            -
Deferred hedging loss, net of tax                 (8,875)           -         (8,875)        -         -            -
Unrealized loss on marketable securities,
   net of tax                                     (5,701)           -         (5,701)        -         -            -
Foreign currency translation adjustments,
   net of tax                                    (32,803)           -        (32,803)        -         -            -
Net unrealized gain on benefit plans,
   net of tax                                        207            -            207         -         -            -
Net earnings                                     188,937      188,937              -         -         -            -
                                             -------------------------------------------------------------------------
                                             $ 1,645,755  $   962,300    $    (2,659)  123,095  $  1,231     $684,883
Balances, October 31, 2008                   =========================================================================




                                                          Three Months Ended                 Nine Months Ended
                                                              October 31,                       October 31,
                                                    --------------------------------    -----------------------------
                                                              2008          2007            2008           2007
                                                    --------------------------------    -----------------------------

Comprehensive earnings are as follows:
Net earnings                                           $    43,777      $101,547         $188,937       $196,091
Other comprehensive gain (loss), net of tax:
   Deferred hedging loss                                    (9,450)         (672)          (8,875)        (2,626)
   Foreign currency translation adjustments                (39,469)       15,443          (32,803)        28,399
   Unrealized (loss) gain on marketable securities          (4,633)          743           (5,701)           720
   Net unrealized gain on benefit plans                         34           400              207          1,083
                                                    --------------------------------    -----------------------------
Comprehensive (loss) earnings                          $    (9,741)     $117,461         $141,765       $223,667
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


                                                                                   Nine Months Ended,
                                                                                      October 31,
                                                                     -------------------------------------------------
                                                                                     2008                      2007
                                                                     -----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                         $              188,937     $             196,091
Loss from discontinued operations, net of tax                                             -                    27,547
                                                                     -----------------------    ----------------------
Net earnings from continuing operations                                             188,937                   223,638
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
    Gain on sale-leaseback                                                                -                  (105,051)
    Depreciation and amortization                                                    99,671                    94,241
    Amortization of gain on sale-leaseback                                           (7,376)                   (1,809)
    Excess tax benefits from share-based payment arrangements                        (9,801)                  (17,971)
    Provision for inventories                                                        10,456                    12,508
    Deferred income taxes                                                           (10,849)                  (56,687)
    Provision for pension/postretirement benefits                                    17,342                    19,943
    Share-based compensation expense                                                 24,939                    27,889
    Derivative impairment charges                                                     4,300                         -
 Changes in assets and liabilities:
    Accounts receivable                                                              32,822                     9,469
    Inventories                                                                    (287,678)                 (197,280)
    Prepaid expenses and other current assets                                         7,277                   (31,724)
    Accounts payable and accrued liabilities                                         38,679                    12,790
    Income taxes payable                                                           (183,551)                   52,198
    Merchandise and other customer credits                                              892                     5,057
    Other, net                                                                       (2,703)                  (10,362)
                                                                     -----------------------    ----------------------
Net cash (used in) provided by operating activities                                 (76,643)                   36,849
                                                                     -----------------------    ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments                          (763)                 (564,899)
Proceeds from sales of marketable securities and short-term investments                   -                   522,376
Proceeds from sale of assets, net                                                         -                   509,035
Capital expenditures                                                               (108,515)                 (149,325)
Notes receivable funded                                                              (3,500)                   (7,172)
Other                                                                                  (839)                    5,733
                                                                     -----------------------    ----------------------
Net cash (used in) provided by investing activities                                (113,617)                  315,748
                                                                     -----------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) credit facility borrowings, net                        305,972                   (60,507)
Proceeds from other short-term borrowings                                            66,001                         -
Repayment of long-term debt                                                         (11,131)                  (21,455)
Repurchase of Common Stock                                                         (218,379)                 (156,234)
Proceeds from exercise of stock options                                              25,747                    68,176
Excess tax benefits from share-based payment arrangements                             9,801                    17,971
Cash dividends on Common Stock                                                      (61,286)                  (50,490)
                                                                     -----------------------    ----------------------
Net cash provided by (used in) financing activities                                 116,725                  (202,539)
                                                                     -----------------------    ----------------------
Effect of exchange rate changes on cash and cash equivalents                        (12,743)                   15,905
                                                                     -----------------------    ----------------------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities                                                                      -                    (6,596)
Investing activities                                                                      -                    (1,020)
                                                                     -----------------------    ----------------------
Net cash used in discontinued operations                                                  -                    (7,616)
                                                                     -----------------------    ----------------------
Net (decrease) increase in cash and cash equivalents                                (86,278)                  158,347
Cash and cash equivalents at beginning of year                                      246,654                   175,008
Decrease in cash and cash equivalents of discontinued operations                          -                     1,495
                                                                     -----------------------    ----------------------
Cash and cash equivalents at end of nine months                      $              160,376     $             334,850
                                                                     =======================    ======================
See notes to condensed consolidated financial statements.


                         TIFFANY & CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and all majority-owned domestic and foreign subsidiaries (the "Company"). Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to fairly state the Company's financial position as of October 31, 2008 and 2007 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2008 is derived from the audited financial statements (except as noted in Note
          2), which are included in the Company's Report on Form 10-K and should be read in connection with these financial statements. In accordance with the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

          The Company's business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three and nine months ended October 31, 2008 and 2007 are not necessarily indicative of the results of the entire fiscal year.

2.        CHANGE IN ACCOUNTING FOR INVENTORIES

          In March 2008, the Audit Committee of the Company's Board of Directors approved a plan to change the Company's method of accounting for inventories held by its U.S. subsidiaries and foreign branches from the last-in, first-out ("LIFO") method to the average cost method. The Company has traditionally used the average cost method to value inventories held by its Japan subsidiary and its other foreign subsidiaries. The Company believes that the average cost method is preferable on the basis that it conforms to the manner in which the Company operationally manages its inventories and evaluates retail pricing and it makes the Company's inventory reporting consistent with many peer retailers. This change was effective in the first fiscal quarter of 2008 and prior periods have been revised. Accounts affected by this change are: cost of sales; provision for income taxes; inventories, net; deferred income taxes; and retained earnings.

          Components of the Company's condensed consolidated statements of earnings adjusted for the effect of changing from LIFO to average cost are as follows:

                                                                                Three Months Ended October 31, 2007
                                                       ------------------------------------------------------------
         (in thousands, except per share data)             As Reported          Adjustment          As Adjusted
         ----------------------------------------------------------------------------------------------------------
         Cost of sales                                    $        290,186      $       (4,410)    $        285,776
         Provision for income taxes                                 51,034               1,753               52,787
         Net earnings from continuing operations                   100,445               2,657              103,102
         Net earnings                                               98,890               2,657              101,547

         Net earnings from continuing operations per share:
            Basic                                         $           0.74      $         0.02     $           0.76
                                                       ------------------------------------------------------------
            Diluted                                       $           0.72      $         0.02     $           0.74
                                                       ------------------------------------------------------------

         Net earnings per share:
            Basic                                         $           0.73      $         0.02     $           0.75
                                                       ------------------------------------------------------------
            Diluted                                       $           0.71      $         0.02     $           0.73
                                                       ------------------------------------------------------------


                                                                                 Nine Months Ended October 31, 2007
                                                       -------------------------------------------------------------
         (in thousands, except per share data)             As Reported          Adjustment          As Adjusted
         -----------------------------------------------------------------------------------------------------------
         Cost of sales                                    $        855,036      $      (16,833)    $        838,203
         Provision for income taxes                                120,858               6,264              127,122
         Net earnings from continuing operations                   213,069              10,569              223,638
         Net earnings                                              185,522              10,569              196,091

         Net earnings from continuing operations per share:
            Basic                                         $           1.56      $        0.08      $           1.64
                                                       -------------------------------------------------------------
            Diluted                                       $           1.52      $        0.08      $           1.60
                                                       -------------------------------------------------------------

         Net earnings per share:
            Basic                                         $           1.36      $        0.08      $           1.44
                                                       -------------------- ----------------------------------------
            Diluted                                       $           1.33      $        0.08      $           1.40
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

                                                                                                   October 31, 2007
                                                       -------------------------------------------------------------
         (in thousands)                                    As Reported          Adjustment          As Adjusted
         -----------------------------------------------------------------------------------------------------------
         Assets:
            Inventories, net                              $      1,345,730      $      119,772     $      1,465,502
            Deferred income taxes - current                         65,377             (50,161)              15,216
         Total Assets                                            3,133,098              69,611            3,202,709

         Liabilities and Stockholders' Equity
            Retained Earnings                                    1,252,525              69,611            1,322,136
         Total Liabilities and Stockholders' Equity              3,133,098              69,611            3,202,709

         Components of the Company's condensed consolidated statement of cash flow adjusted for the effect of changing from LIFO to average cost are as follows:

                                                                                 Nine Months Ended October 31, 2007
                                                       -------------------------------------------------------------
         (in thousands)                                    As Reported          Adjustment          As Adjusted
         -----------------------------------------------------------------------------------------------------------
         Cash Flows from Operating Activities:
            Net earnings                                  $        185,522      $       10,569     $        196,091
            Provision for inventories                               10,639               1,869               12,508
            Deferred income taxes                                  (62,950)              6,263              (56,687)
            Inventories                                           (178,579)            (18,701)            (197,280)
         Net cash provided by operating activities                  36,849                   -               36,849

          The cumulative effect on retained earnings at January 31, 2007 is an increase of $59,042,000.

3.        NEW ACCOUNTING STANDARDS

          In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" which establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets that are recognized at fair value on a recurring basis in the first quarter of 2008 did not have a material impact on the Company's financial position or earnings (see Note 9). Management anticipates adopting the remaining provisions of SFAS No. 157 on February 1, 2009. This adoption will impact the way in which the Company calculates fair value for its annual impairment review of goodwill and when conditions exist that require the Company to calculate the fair value of long-lived assets; however, management expects that this will not have a material effect on the Company's financial position or earnings.

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

4.        DISCONTINUED OPERATIONS

          During the second quarter of 2007, the Company's Board of Directors authorized the sale of Little Switzerland, Inc. ("Little Switzerland"), based on management's conclusion that Little Switzerland's operations did not demonstrate the potential to generate a return on investment consistent with management's objectives. On July 31, 2007, the Company entered into an agreement with NXP Corporation ("NXP") by which NXP would purchase 100% of the stock of Little Switzerland. The transaction closed on September 18, 2007 for net proceeds of $32,870,000 which excludes payments for existing trade payables owed to the Company by Little Switzerland. The purchase price remains subject to customary post-closing adjustments. The Company has agreed to continue to distribute TIFFANY & CO. merchandise through TIFFANY & CO. boutiques maintained in certain LITTLE SWITZERLAND stores. In addition, the Company has agreed to provide warehousing services to Little Switzerland for a transition period. The Company ceased providing these services in the third quarter of 2008.

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

          Little Switzerland's loss before income taxes in the nine months ended October 31, 2007 includes a $54,260,000 pre-tax charge ($22,602,000 after-tax) due to the sale of Little Switzerland. The tax benefit recorded in connection with the charge included the effect of basis differences in the investment in Little Switzerland.

          Summarized statement of earnings data for Little Switzerland is as follows:

                                                                         Three Months Ended     Nine Months Ended
         (in thousands)                                                   October 31, 2007       October 31, 2007
         -----------------------------------------------------------------------------------------------------------
         Net revenues                                                      $         9,378         $    52,817
                                                                       =============================================

         Gain (loss) on disposal                                                       601             (54,260)
         Loss from operations                                                       (1,893)             (5,401)
         Income tax expense (benefit)                                                  263             (32,114)
                                                                       ---------------------------------------------
         Loss from discontinued operations                                 $        (1,555)        $   (27,547)
                                                                       =============================================

5.       INVENTORIES



                                                        October 31,          January 31,            October 31,
         (in thousands)                                    2008                  2008                  2007
         -----------------------------------------------------------------------------------------------------------
         Finished goods                             $     1,142,827       $       942,860       $     1,048,052
         Raw materials                                      402,824               352,211               336,182
         Work-in-process                                     92,828                77,326                81,268
                                                  ------------------------------------------------------------------
         Inventories, net                           $     1,638,479       $     1,372,397       $     1,465,502
                                                  ==================================================================

6.        INCOME TAXES

          During the nine months ended October 31, 2008, the gross amount of unrecognized tax benefits increased $9,626,000 to $43,327,000. As of that date, the changes in the unrecognized tax benefits that if recognized would affect the effective tax rate and accrued interest and penalties was not material.

          The Company files income tax returns in the U.S. federal jurisdiction as well as various state and foreign locations. As a matter of course, various taxing authorities regularly audit the Company. The Company's tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including U.S. Federal tax year 2006 and Japan (tax years 2003-2005,
          2007). Tax years from 2003-present are open to examination in various other state and foreign taxing jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Ongoing audits are in various stages of completion and while the Company does not anticipate any material changes in unrecognized income tax benefits over the next 12 months, future developments in the audit process may result in a change in management's assessment.

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

         The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations:


                                                  Three Months Ended                    Nine Months Ended
                                                      October 31,                          October 31,
                                          --------------------------------------------------------------------------
        (in thousands)                               2008              2007                2008               2007
         -----------------------------------------------------------------------------------------------------------
         Net earnings for basic and
          diluted EPS                     $         43,777  $        101,547   $         188,937  $         196,091
                                          ==========================================================================

         Weighted average shares for
          basic EPS                                123,399           136,124             125,190            136,452
         Incremental shares based
          upon the assumed
          exercise of stock options
          and restricted stock units                 1,500             3,363               1,863              3,491
                                          --------------------------------------------------------------------------
         Weighted average shares for
          diluted EPS                              124,899           139,487             127,053            139,943
                                          ==========================================================================



          For the three months ended October 31, 2008 and 2007, there were 3,665,000 and 342,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2008 and 2007, there were 3,108,000 and 392,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

8.        DEBT

          In October 2008, the Company entered into a short-term unsecured facility agreement for yen 6,500,000,000 ($66,001,000 at October 31, 2008) due March 31, 2009. The entire commitment was drawn and outstanding at October 31, 2008. The facility is available for working capital and other corporate purposes and contains covenants that require maintenance of certain ratios. The weighted-average interest rate at October 31, 2008 was 1.90%.

          In October 2008, the Company entered into a short-term uncommitted open line of credit agreement for up to $25,000,000 maturing in December 2008, none of which was outstanding at October 31, 2008. The open line of credit is available for working capital and other corporate purposes. Interest is payable at the end of each calendar month either at a variable rate per annum equal to the greatest of (a) the prime rate in effect on such day; (b) the Federal Funds rate plus 1/2 of 1% and (c) LIBOR adjusted for certain reserve requirements or a fixed rate per annum equal to LIBOR adjusted for certain reserve requirements plus 1%.

9.        FAIR VALUE MEASUREMENTS

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

          The Company uses the market approach to measure fair value for its mutual funds, yen put options and platinum and silver collars. The following table provides information by level for assets that are measured at fair value on a recurring basis:


                                            Asset (Liability)                  Fair Value Measurements
                                              Fair Value at                   Using Inputs Considered as
         (in thousands)                      October 31, 2008        Level 1           Level 2           Level 3
         -------------------------------------------------------------------------------------------------------------
         Mutual funds                      $         21,826      $         21,826  $            -    $              -
         Yen put options                              1,863                     -           1,863                   -
         Platinum and silver collars                (11,475)                    -         (11,475)                  -

          In Japan, the Company uses yen put options to minimize the potential effect of a weakening yen on U.S. dollar-denominated transactions over a maximum term of 12 months. The Company uses a combination of call and put option contracts in a net-zero cost collar arrangement ("collars") as hedges of a portion of forecasted purchases of platinum and silver for internal manufacturing.

          During the third quarter of 2008, the Company determined that the unrealized gains and interest receivable associated with the interest-rate swaps used to manage its net exposure to interest rate changes on certain debt arrangements were impaired as the recovery of the amounts due from the counterparty, Lehman Brothers Special Financing Inc., was no longer probable. As a result, the Company recorded a pre-tax charge of $4,300,000 in other expenses, net, which represents all amounts due from Lehman Brothers Special Financing Inc.

10.       EMPLOYEE BENEFIT PLANS

          The Company maintains several pension and retirement plans, as well as provides certain health-care and life insurance benefits.

          Net periodic pension and other postretirement benefit expense included the following components:


                                                                    Three Months Ended October 31,
                                                  -------------------------------------------------------------------
                                                                                                 Other
                                                          Pension Benefits               Postretirement Benefits
                                                  -------------------------------------------------------------------
         (in thousands)                                2008             2007             2008             2007
         ------------------------------------------------------------------------------------------------------------
         Service cost                               $      3,528     $      4,213    $         414     $        318
         Interest cost                                     4,339            4,003              403              470
         Expected return on plan assets                   (3,915)          (3,418)               -                -
         Amortization of prior service cost                  321              321             (198)            (223)
         Amortization of net loss                            118              848                -                9
                                                  -------------------------------------------------------------------
         Net expense                                $      4,391     $      5,967     $        619     $        574
                                                  ===================================================================



                                                                    Nine Months Ended October 31,
                                                  -------------------------------------------------------------------
                                                                                                Other
                                                          Pension Benefits               Postretirement Benefits
                                                  -------------------------------------------------------------------
         (in thousands)                                2008             2007             2008             2007
         ------------------------------------------------------------------------------------------------------------
         Service cost                               $     12,491     $     13,373    $       1,247     $        953
         Interest cost                                    13,133           11,945            1,359            1,410
         Expected return on plan assets                  (11,744)         (10,276)               -                -
         Amortization of prior service cost                  962              962             (593)            (670)
         Amortization of net loss                            487            2,217                -               29
                                                  -------------------------------------------------------------------
         Net expense                                $     15,329     $     18,221     $      2,013     $      1,722
                                                  ===================================================================

11.       SEGMENT INFORMATION

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

          Certain information relating to the Company's segments is set forth below:



                                                   Three Months Ended                   Nine Months Ended
                                                       October 31,                         October 31,
                                            ------------------------------------------------------------------------
         (in thousands)                                2008             2007               2008              2007
         ---------------------------------------------------------------------- ------------------------------------
         Net sales:
           Americas                         $          331,783 $       355,346  $        1,127,754  $     1,117,635
           Asia-Pacific                                205,992         199,470             642,262          565,526
           Europe                                       58,157          50,075             189,302          146,178
                                            ------------------------------------------------------------------------
           Total reportable segments                   595,932         604,891           1,959,318        1,829,339
           Other                                        22,298          22,432              59,464           56,275
                                            ------------------------------------------------------------------------
                                            $          618,230 $       627,323  $        2,018,782  $     1,885,614
                                            ========================================================================

         Earnings (losses) from continuing operations*:
           Americas                         $           48,369 $        48,749  $          210,257  $       198,433
           Asia-Pacific                                 49,010          44,246             159,270          140,727
           Europe                                        7,843           6,914              34,931           25,205
                                            ------------------------------------------------------------------------
           Total reportable segments                   105,222          99,909             404,458          364,365
           Other                                        (3,433)         (6,964)             (9,429)         (16,256)
                                            ------------------------------------------------------------------------
                                            $          101,789 $        92,945  $          395,029  $       348,109
                                            ========================================================================


          *Represents  earnings  (losses)  from  continuing   operations  before
          unallocated corporate expenses, other operating income and other expenses, net.

          The following table sets forth a reconciliation of the segments' earnings from continuing operations to the Company's consolidated earnings from continuing operations before income taxes:


                                                    Three Months Ended                    Nine Months Ended
                                                        October 31,                          October 31,
                                            -------------------------------------------------------------------------
         (in thousands)                           2008               2007              2008               2007
         ------------------------------------------------------------------------------------------------------------
         Earnings from continuing
           operations for segments          $       101,789  $         92,945  $         395,029  $        348,109
         Unallocated corporate
           expenses                                 (23,268)          (39,801)           (81,704)          (94,261)
         Other operating income                           -           105,051                  -            105,051
         Other expenses, net                        (14,453)           (2,306)           (19,305)           (8,139)
                                            -------------------------------------------------------------------------
         Earnings from continuing
           operations before income
           taxes                            $        64,068  $        155,889  $         294,020  $        350,760
                                            =========================================================================

          Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Unallocated corporate expenses in the third quarter and year-to-date 2007 include the $10,000,000 contribution to The Tiffany & Co. Foundation, a private charitable foundation established by the Company. Other operating income includes the $105,051,000 gain from the sale-leaseback of the land and building housing the TIFFANY & CO. Flagship store in Tokyo's Ginza shopping district in 2007.

12.       SUBSEQUENT EVENTS

          On November 20, 2008, the Company's Board of Directors declared a quarterly dividend of $0.17 per common share. This dividend will be paid on January 12, 2009 to stockholders of record on December 22, 2008.

          In November 2008, the Company entered into a short-term note agreement for $50,000,000 due March 31, 2009, bearing interest at a rate of 4.50% payable upon maturity. These funds are available for working capital and other corporate purposes.

          In light of the recent economic downturn, management is now making plans to adjust staffing levels. In connection with this planning initiative, on November 25, 2008, the Company's New York subsidiary offered a voluntary retirement incentive to approximately 800 U.S. employees who meet certain age and service eligibility requirements. This incentive includes increased age and service credit for pension purposes, severance payments, enhanced retirement health care benefits and accelerated vesting and extended exercise rights for equity grants now outstanding. The election period for this incentive will end on January 12, 2009. The executive officers of the Company are not eligible to participate in this incentive. The Company expects to record in the fourth-quarter of 2008 a non-recurring pre-tax charge in the range of $50,000,000 to $65,000,000 in connection with the incentive. The ultimate charge will depend upon the number of eligible employees who accept the incentive. By the end of the fourth quarter of fiscal 2008, management expects to have finalized plans to further adjust staffing levels; such plans could result in additional charges for fiscal 2008.

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

Highlights
----------

     o Worldwide net sales decreased 1% in the three months ("third quarter") and increased 7% in the nine months ("year-to-date") ended October 31, 2008.

     o Worldwide comparable store sales decreased 7% in the third quarter and decreased 2% in the year-to-date on a constant-exchange-rate basis (see Non-GAAP Measures).

     o Net earnings from continuing operations decreased 58% to $43,777,000 in the third quarter and 16% to $188,937,000 in the year-to-date. Net earnings from continuing operations per diluted share decreased 53% in the third quarter and 7% in the year-to-date. Prior year third quarter and year-to-date net earnings and earnings per diluted share included the following:

               o $105,051,000 pre-tax gain (recorded as other operating income), or $0.48 per diluted share after tax, from the sale-leaseback of the land and building housing the TIFFANY & CO. Flagship store in Tokyo's Ginza shopping district.

               o The Company contributed $10,000,000, or $0.04 per diluted share after tax, recorded within selling, general and administrative expenses, to The Tiffany & Co. Foundation, funded with the proceeds from the immediately preceding transaction.

     o The Company repurchased and retired 2.3 million and 5.4 million shares of its Common Stock during the third quarter and year-to-date of 2008.

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



                                      Third Quarter 2008 vs. 2007                 Year-to-Date 2008 vs. 2007
                                ----------------------------------------    ----------------------------------------

                                                             Constant-                                   Constant-
                                   GAAP      Translation     Exchange-          GAAP      Translation    Exchange-
                                 Reported       Effect       Rate Basis       Reported       Effect      Rate Basis
                                ----------------------------------------    ----------------------------------------
Net Sales:
----------
Worldwide                           (1)%          1 %          (2)%              7 %          3 %           4 %

Americas                            (7)%         (1)%          (6)%              1 %          -             1 %
     U.S.                           (9)%          -            (9)%             (1)%          -            (1)%

Asia-Pacific                         3 %          4 %          (1)%             14 %          9 %           5 %
     Japan                           1 %          9 %          (8)%              8 %         12 %          (4)%
     Other Asia-Pacific              9 %         (3)%          12 %             23 %          3 %          20 %

Europe                              16 %         (8)%          24 %             30 %          2 %          28 %

Comparable Store Sales:
-----------------------
Worldwide                           (6)%          1 %          (7)%              1 %          3 %          (2)%

Americas                           (12)%          -           (12)%             (4)%          1 %          (5)%
     U.S.                          (14)%          -           (14)%             (6)%          -            (6)%

Asia-Pacific                         2 %          5 %          (3)%              9 %          8 %           1 %
     Japan                           2 %          9 %          (7)%              5 %         12 %          (7)%
     Other Asia-Pacific              2 %         (2)%           4 %             15 %          3 %          12 %

Europe                               3 %         (5)%           8 %             14 %          4 %          10 %


RESULTS OF OPERATIONS
---------------------

Certain operating data as a percentage of net sales were as follows:

                                                                        Third Quarter               Year-to-Date
                                                                   -----------------------    ------------------------
                                                                     2008         2007          2008         2007
                                                                   -----------------------    ------------------------
Net sales                                                            100.0%      100.0%        100.0%         100.0%
Cost of sales                                                         43.7        45.6          42.9           44.5
                                                                   -----------------------    ------------------------
Gross profit                                                          56.3        54.4          57.1           55.5
Other operating income                                                   -        16.8             -            5.6
Selling, general and administrative expenses                          43.6        46.0          41.6           42.1
                                                                   -----------------------    ------------------------
Earnings from continuing operations                                   12.7        25.2          15.5           19.0
Other expenses, net                                                    2.3         0.4           0.9            0.4
                                                                   -----------------------    ------------------------
Earnings from continuing operations before income taxes               10.4        24.8          14.6           18.6
Provision for income taxes                                             3.3         8.4           5.2            6.7
                                                                   -----------------------    ------------------------
Net earnings from continuing operations                                7.1        16.4           9.4           11.9
Loss from discontinued operations, net of tax                            -        (0.2)            -           (1.5)
                                                                   -----------------------    ------------------------
Net earnings                                                           7.1%       16.2%          9.4%          10.4%
                                                                   =======================    ========================


Net Sales
---------
Net sales were as follows:
                                                                  Third Quarter
                             -----------------------------------------------------------------------------------------
(in thousands)                              2008                   2007               Increase (Decrease)
----------------------------------------------------------------------------------------------------------------------
Americas                        $        331,783          $     355,346       $       (23,563)                  (7)%
Asia-Pacific                             205,992                199,470                 6,522                     3%
Europe                                    58,157                 50,075                 8,082                    16%
Other                                     22,298                 22,432                  (134)                  (1)%
                             -----------------------------------------------------------------------------------------
                                $        618,230          $     627,323       $        (9,093)                  (1)%
                             =========================================================================================

                                                                   Year-to-Date
                             -----------------------------------------------------------------------------------------
(in thousands)                              2008                   2007                    Increase
----------------------------------------------------------------------------------------------------------------------
Americas                        $      1,127,754          $   1,117,635       $        10,119                     1%
Asia-Pacific                             642,262                565,526                76,736                    14%
Europe                                   189,302                146,178                43,124                    30%
Other                                     59,464                 56,275                 3,189                     6%
                             -----------------------------------------------------------------------------------------
                                $      2,018,782          $   1,885,614       $       133,168                     7%
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

Americas. Total sales in the Americas region decreased in the third quarter and increased in the year-to-date. Non-comparable U.S. retail store sales grew $11,962,000 in the third quarter and $47,329,000 in the year-to-date while comparable U.S. retail store sales declined 14%, or $39,373,000, in the third quarter and 6%, or $52,302,000 in the year-to-date. Comparable retail store sales in Other America regions grew $2,025,000 in the third quarter and $10,750,000 in the year-to-date. The U.S. comparable store sales decline in the third quarter and year-to-date was due to a decline in transactions which more than offset an increase in the average price per transaction. Management attributes this decline to the challenging economic environment in the U.S. New York Flagship store sales decreased 5% in the third quarter, and increased 5% in the year-to-date, compared to a decline in comparable branch store sales of 16% and 9% in those same periods. Transactions and sales decreased in the New York Flagship store in the quarter and increased in the year-to-date. The New York Flagship store benefited from higher levels of sales to foreign tourists in both periods.

Asia-Pacific. Total sales in the Asia-Pacific region increased in the third quarter and year-to-date primarily due to growth in comparable store sales (2%, or $3,024,000, in the third quarter and 9%, or $46,076,000, in the year-to-date) and non-comparable store sales ($4,265,000 in the third quarter and $24,558,000 in the year-to-date). In the third quarter, on a constant-exchange-rate basis, Asia-Pacific region sales decreased 1% and comparable store sales decreased 3% (consisting of a 7% decline in Japan comparable store sales which more than offset a 4% increase in comparable store sales in countries other than Japan). In the year-to-date, on a constant-exchange-rate basis, Asia-Pacific region sales increased 5% and comparable store sales increased 1% (consisting of a 7% decline in Japan comparable store sales and a 12% increase in comparable store sales in countries other than Japan). The overall increase in Asia-Pacific region sales resulted from an increase in the average price per unit sold in both the third quarter and year-to-date. In both periods, Asia-Pacific region unit growth was hampered by declines in unit volume in Japan.

Europe. Total sales in the Europe region increased in the third quarter and year-to-date primarily due to growth in non-comparable store sales ($6,060,000 in the third quarter and $18,980,000 in the year-to-date) and comparable store sales (3%, or $1,001,000, in the third quarter and 14%, or $16,231,000, in the year-to-date). On a constant-exchange-rate basis, Europe region sales increased 24% in the third quarter and 28% in the year-to-date and comparable store sales rose 8% and 10% in those periods, reflecting growth in London and in most Continental European markets. The total increase in Europe region sales resulted from an increase in the number of units sold in both the third quarter and year-to-date.

Other. Other sales decreased slightly in the third quarter primarily due to decreased sales at Iridesse. Other sales increased in the year-to-date primarily due to increased wholesale sales of diamonds that were deemed not suitable for the Company's needs, earnings from licensing agreements and sales growth in IRIDESSE stores. Wholesale diamond sales increased 1% to $20,220,000 in the third quarter and rose 3% to $50,766,000 in the year-to-date following substantial increases in the prior-year periods.

Store Data. Management expects to open 22 (net) Company-operated TIFFANY & CO. stores and boutiques in 2008, increasing the store-base by 12%. The Company has decided to moderate the rate of new store openings in 2009 to approximately five stores in the Americas and approximately eight locations across Asia-Pacific and Europe. Openings of TIFFANY & CO. stores are:

                                                                   Actual Openings           Expected Openings
Location                                                           (Closings) 2008                  2008
--------------------------------------------------------------------------------------------------------------------
Americas:
    Los Angeles - Westfield Topanga Center, California              First Quarter
    West Hartford, Connecticut                                      Second Quarter
    Glendale, California                                            Third Quarter
    Pittsburgh, Pennsylvania                                        Third Quarter
    Uncasville - Mohegan Sun, Connecticut                           Third Quarter
    Columbus, Ohio                                                                             Fourth Quarter
Asia-Pacific:
    Fukuoka, Japan                                                  First Quarter
    Osaka, Japan                                                    First Quarter
    Shizuoka, Japan                                                 First Quarter
    Tokyo, Japan                                                    First Quarter
    Chengdu, China                                                  First Quarter
    Shenyang, China                                                 First Quarter
    Shandong, China                                                 Second Quarter
    Perth, Australia                                                Second Quarter
    Seoul - Hyundai Department Store, Korea                        (First Quarter)
    Seoul - Shinsegae Gangnam, Korea                                Second Quarter
    Seoul - Samsung Plaza, Korea                                    Third Quarter


                                                                   Actual Openings           Expected Openings
Location                                                                2008                        2008
------------------------------------------------------------------------------------------------------------------
Europe:
    London - Heathrow Airport, United Kingdom                       First Quarter
    Brussels, Belgium                                               Second Quarter
    London - Westfield, United Kingdom                              Third Quarter
    Madrid, Spain                                                   Third Quarter
    Dusseldorf, Germany                                             Third Quarter
    Berlin, Germany                                                 Third Quarter
    Dublin, Ireland                                                                            Fourth Quarter


Gross Margin
------------
Gross margin (gross profit as a percentage of net sales) increased in the third quarter by 1.9 percentage points and in the year-to-date by 1.6 percentage points primarily due to favorable changes in product sales mix, the benefit from the Company's precious metal hedging program and a reduction in anticipated management incentive compensation. To a lesser extent, gross margin also improved in the year-to-date due to changes in geographic mix. To address rising product costs, the Company has, in certain instances, increased retail prices.

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------
SG&A expenses decreased $18,904,000, or 7%, in the third quarter. In the prior year, the Company used proceeds from the sale-leaseback of the land and building housing the TIFFANY & CO. Flagship store in Tokyo's Ginza shopping district to contribute $10,000,000 to The Tiffany & Co. Foundation, a private charitable foundation established by the Company. Excluding the contribution, SG&A expenses decreased $8,904,000 or 3% primarily due to decreased labor and benefit costs of $8,108,000 as a result of a reduction in anticipated management incentive compensation which more than offset incremental costs related to new stores. Changes in foreign currency exchange rates increased SG&A expenses in the third quarter by approximately $2,000,000 compared to the prior year. In the year-to-date, SG&A expenses increased $45,588,000, or 6%. Excluding the previously-mentioned contribution, SG&A expenses in the year-to-date increased $55,588,000, or 7%, primarily due to increased labor and benefit costs of $13,163,000 and increased depreciation and store occupancy expenses of $21,715,000, (both of which are largely due to new and existing stores), as well as an increase of $8,678,000 in marketing expenses. Changes in foreign currency exchange rates increased SG&A expenses by approximately $19,000,000 compared to the prior year. SG&A expenses as a percentage of net sales decreased by 2.4 percentage points in the third quarter and 0.5 percentage point in the year-to-date. Excluding the previously-mentioned contribution, SG&A expenses as a percentage of net sales decreased by 0.8 percentage point in the third quarter and in the year-to-date was equal to the prior year.

Earnings from Continuing Operations
-----------------------------------

                                             Third Quarter         % of Net         Third Quarter         % of Net
(in thousands)                                   2008               Sales*              2007               Sales*
--------------------------------------------------------------------------------------------------------------------
Earnings (losses) from continuing
    operations:
    Americas                               $     48,369             14.6%       $      48,749               13.7%
    Asia-Pacific                                 49,010             23.8%              44,246               22.2%
    Europe                                        7,843             13.5%               6,914               13.8%
    Other                                        (3,433)           (15.4%)             (6,964)             (31.0%)
                                        ----------------------------------------------------------------------------
                                                101,789                                92,945
Unallocated corporate expenses                  (23,268)             3.8%             (39,801)               6.3%
Other operating income                                -                               105,051
                                        ----------------------------------------------------------------------------
Earnings from continuing
    operations                             $     78,521             12.7%       $     158,195               25.2%
                                        ============================================================================


* Percentages represent earnings (losses) from continuing operations as a percentage of each segment's net sales.

Earnings from continuing operations decreased 50% in the third quarter. Other operating income for 2007 includes the $105,051,000 gain from the sale-leaseback of the land and building housing the TIFFANY & CO. Flagship store in Tokyo's Ginza shopping district. Excluding other operating income, earnings from continuing operations would have increased 48%. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses, other operating income and other expenses, net) to each segment's net sales in the third quarter of 2008 and 2007 was as follows:

     o Americas - the ratio increased 0.9 percentage point primarily due to an increase in gross margin (due to favorable changes in product sales mix and the benefit from the Company's precious metal hedging program) partly offset by an increase in the operating expense ratio as the sales shortfall was greater than the reduction in operating expenses, as noted in SG&A expenses above;

     o Asia-Pacific - the ratio increased 1.6 percentage points primarily due to reduced operating expenses as noted in SG&A expenses above;

     o Europe - the ratio decreased 0.3 percentage point primarily due to increased operating expenses (related to new stores) partly offset by an increase in gross margin (due to changes in product sales mix); and

     o Other - The operating loss in each year primarily reflects the operating performance of the Company's Iridesse subsidiary.




                                           Year-to-Date          % of Net          Year-to-Date          % of Net
(in thousands)                                 2008               Sales*               2007               Sales*
--------------------------------------------------------------------------------------------------------------------
Earnings (losses) from continuing
    operations:
    Americas                               $    210,257             18.6%       $     198,433               17.8%
    Asia-Pacific                                159,270             24.8%             140,727               24.9%
    Europe                                       34,931             18.5%              25,205               17.2%
    Other                                        (9,429)           (15.9%)            (16,256)             (28.9%)
                                        ----------------------------------------------------------------------------
                                                395,029                               348,109
Unallocated corporate expenses                  (81,704)             4.0%             (94,261)               5.0%
Other operating income                                -                               105,051
                                        ----------------------------------------------------------------------------
Earnings from continuing
     operations                            $    313,325             15.5%       $     358,899               19.0%
                                        ============================================================================


* Percentages represent earnings (losses) from continuing operations as a percentage of each segment's net sales.

Earnings from continuing operations decreased 13% in the year-to-date. Excluding other operating income, earnings from continuing operations would have increased 23%. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses, other operating income and other expenses, net) to each segment's net sales in the year-to-date of 2008 and 2007 was as follows:

     o Americas - the ratio increased 0.8 percentage point primarily due to an increase in gross margin (due to changes in product sales mix and the benefit from the Company's precious metal hedging program) partly offset by an increase in the operating expense ratio due to insufficient sales growth;

     o Asia-Pacific - the ratio decreased 0.1 percentage point due to increased operating expenses in Japan (primarily due to foreign currency translation), mostly offset by increased profitability in most markets other than Japan;

     o Europe - the ratio increased 1.3 percentage points primarily due to an increase in gross margin (due to changes in product sales mix); and

     o Other - The operating loss in each year primarily reflects the operating performance of the Company's Iridesse subsidiary.

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Unallocated corporate expenses in the third quarter and year-to-date 2007 include the $10,000,000 contribution to The Tiffany & Co. Foundation. Excluding the contribution, unallocated corporate expenses as a percentage of net sales decreased 1.0 percentage point in the third quarter and
0.5 percentage point in the year-to-date due to a reduction in anticipated management incentive compensation.

Other Expenses, net
-------------------
Other expenses, net increased $12,147,000 in the third quarter and $11,166,000 in the year-to-date primarily due to a $4,300,000 charge related to the unrealized gains and interest receivable associated with interest-rate swaps that the Company determined were impaired (see note 9 to condensed consolidated financial statements) and increased foreign exchange transaction losses of $4,973,000 in the third quarter and $5,126,000 in the year-to-date associated with the settlement of foreign payables.

Provision for Income Taxes
--------------------------
The effective income tax rates for the third quarter and year-to-date of 2008 were 31.7% and 35.7% versus 33.9% and 36.2% in the prior year.

2008 Outlook
------------
Management's full-year 2008 expectations are currently as follows:

     o Net sales in 2008 to range from a 2% decline to unchanged from 2007. In the fourth quarter, worldwide net sales are expected to decline 13%
          - 20%, which includes an expectation of a 25% - 35% decline in U.S. comparable store sales.

     o Operating margin in a range of 17% - 18%. The operating margin objective includes an increase in gross margin and an increase in the SG&A expense ratio.

     o    Other expenses, net of approximately $25 - 27 million.

     o    An effective tax rate of approximately 36%.

     o    Net earnings per diluted share of $2.30 - $2.50.

     o In light of the recent economic downturn, management is now making plans to adjust staffing levels. In connection with this planning initiative, on November 25, 2008, the Company's New York subsidiary offered a voluntary retirement incentive to approximately 800 U.S. employees who meet certain age and service eligibility requirements. This incentive includes increased age and service credit for pension purposes, severance payments, enhanced retirement health care benefits and accelerated vesting and extended exercise rights for equity grants now outstanding. The election period for this incentive will end on January 12, 2009. The executive officers of the Company are not eligible to participate in this incentive. The Company expects to record in the fourth-quarter of 2008 a non-recurring pre-tax charge in the range of $50,000,000 to $65,000,000 in connection with the incentive. The ultimate charge will depend upon the number of eligible employees who accept the incentive. By the end of the fourth quarter of fiscal 2008 management expects to have finalized plans to further adjust staffing levels; such plans could result in additional charges for fiscal 2008. Neither charge is included in the guidance above.

New Accounting Standards
------------------------
See note 3 to condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity needs have been, and are expected to remain, primarily a function of its seasonal and expansion-related working capital requirements and capital expenditures needs. The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 50% at October 31, 2008, 26% at January 31, 2008, and 23% at October 31, 2007. The increase in the ratio as of October 31, 2008 (which represents a seasonal high point) largely reflects substantial share repurchase activity over the past 12 months and increased short-term borrowings.

To address the Company's current and future liquidity requirements, the Company will seek to obtain additional sources of funding of approximately $300,000,000 for general corporate purposes. Due to the current credit market conditions, the Company has entered into various short-term financing arrangements which the Company will, when appropriate, either refinance or replace with long-term debt. In addition, under the $450,000,000 revolving credit multi-bank facility, as of October 31, 2008 there was $339,300,000 outstanding and $110,700,000 available to be borrowed. Based on the Company's financial position at October 31, 2008, management anticipates that cash on hand, internally-generated cash flows, the funds available under its revolving credit facility and the additional sources of funding that the Company has already secured and is currently pursuing will be sufficient to support the Company's planned worldwide business expansion, working capital increases and debt repayments for the foreseeable future.

The following table summarizes cash flows from operating, investing and financing activities:


                                                                                     Year-to-Date
                                                                  ---------------------------------------------------
(in thousands)                                                                    2008                      2007
---------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by:
  Operating activities                                                 $       (76,643)          $        36,849
  Investing activities                                                        (113,617)                  315,748
  Financing activities                                                         116,725                  (202,539)
Effect of exchange rates on cash and cash equivalents                          (12,743)                   15,905
Net cash used in discontinued operations                                             -                    (7,616)
                                                                  ---------------------------------------------------
Net decrease in cash and cash equivalents                              $       (86,278)          $       158,347
                                                                  ===================================================


Operating Activities
--------------------
The Company's net cash outflow from operating activities of $76,643,000 in the year-to-date of 2008 compared with an inflow of $36,849,000 in the year-to-date of 2007. The cash outflow in the year-to-date of 2008 resulted primarily from increased income tax payments largely associated with the sale-leasebacks of the TIFFANY & CO. Flagship stores in Tokyo and London and increased inventory purchases.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,240,477,000 and 2.5 at October 31, 2008, compared with $1,337,454,000 and 3.3 at January 31, 2008 and $1,699,316,000 and 4.9 at October 31, 2007.

Accounts receivable, less allowances at October 31, 2008 were 15% lower than at January 31, 2008 (which is typically a seasonal highpoint) and were 3% lower than at October 31, 2007 primarily due to a decrease in sales. Changes in foreign currency exchange rates had an insignificant effect on the change in accounts receivable balances.

Inventories, net at October 31, 2008 were 19% above January 31, 2008 and 12% above October 31, 2007. Combined raw material and work-in-process inventories increased 15% over January 31, 2008 and 19% over October 31, 2007 due to increased precious metal costs and diamond quantities needed to support internal jewelry manufacturing. Finished goods inventories increased 21% over January 31, 2008, and 9% over October 31, 2007 due to new store openings, increased product costs, broadened product assortments as well as weaker sales trends in the latter part of third quarter due to softer consumer spending. Changes in foreign currency exchange rates had an insignificant effect on the change in finished goods inventories.

Management expects a low-double-digit percentage increase in inventories, net in 2008.

Investing Activities
--------------------
The Company's net cash outflow from investing activities of $113,617,000 in the year-to-date of 2008 compared with an inflow of $315,748,000 in the year-to-date of 2007. The prior-year inflow was primarily due to proceeds from the sale-leaseback arrangements for the TIFFANY & CO. Flagship stores in Tokyo and London and the sale of Little Switzerland.

Capital Expenditures. Capital expenditures were $108,515,000 in the year-to-date of 2008 compared with $149,325,000 in the year-to-date of 2007. Management estimates that capital expenditures will be approximately $150,000,000 in 2008 (compared with approximately $186,000,000 in the prior year).

Marketable Securities. The Company invests excess cash in short-term investments and marketable securities. The Company had net purchases of investments in marketable securities and short-term investments of $763,000 and $42,523,000 in the year-to-date of 2008 and 2007.

Financing Activities
--------------------
The Company's net cash inflow from financing activities of $116,725,000 in the year-to-date of 2008 compared with an outflow of $202,539,000 in the year-to-date of 2007. The cash inflow was due to higher proceeds from short-term borrowings, partly offset by increased share repurchases and reduced proceeds from the exercise of employees' stock options.

Share Repurchases. The Company's stock repurchase activity was as follows:



                                                                          Third Quarter
                                                      ---------------------------------------------------
(in thousands, except per share amounts)                                2008                      2007
---------------------------------------------------------------------------------------------------------
Cost of repurchases                                          $        89,878           $        97,037
Shares repurchased and retired                                         2,269                     1,892
Average cost per share                                       $         39.61           $         51.28


                                                                           Year-to-Date
                                                      ---------------------------------------------------
(in thousands, except per share amounts)                                2008                      2007
---------------------------------------------------------------------------------------------------------
Cost of repurchases                                          $       218,379           $       156,234
Shares repurchased and retired                                         5,375                     3,075
Average cost per share                                       $         40.63           $         50.82


At October 31, 2008, there remained $402,427,000 of authorization for future repurchases. The Company's stock repurchase program expires in January 2011. The Company suspended share repurchases in the latter part of the third quarter of 2008 to conserve cash.

Recent Borrowings. In October 2008, the Company entered into a short-term facility agreement for yen 6,500,000,000 ($66,001,000 at October 31, 2008) due March 31, 2009. The entire commitment was drawn and outstanding at October 31, 2008. The facility is available for working capital and other corporate purposes and contains covenants that require maintenance of certain ratios. The weighted-average interest rate at October 31, 2008 was 1.90%.

In October 2008, the Company entered into a short-term uncommitted open line of credit agreement for up to $25,000,000 maturing in December 2008, none of which was outstanding at October 31, 2008. The open line of credit is available for working capital and other corporate purposes. Interest is payable at the end of each calendar month either at a variable rate per annum equal to the greatest of
(a) the prime rate in effect on such day; (b) the Federal Funds rate plus 1/2 of 1% and (c) LIBOR adjusted for certain reserve requirements or a fixed rate per annum equal to LIBOR adjusted for certain reserve requirements plus 1%.

At October 31, 2008, the Company was in compliance with all loan covenants.

Contractual Obligations
-----------------------
The Company's contractual cash obligations and commercial commitments at October 31, 2008 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not significantly changed since January 31, 2008. Also see Recent Borrowings above.

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

In Japan, the Company uses yen put options to minimize the potential effect of a weakening yen on U.S. dollar-denominated transactions over a maximum term of 12 months. The Company also uses foreign-exchange forward contracts to protect against changes in local currencies. Gains or losses on these instruments substantially offset losses or gains on the assets, liabilities and transactions being hedged. The fair value of the outstanding yen put options has not changed significantly since January 31, 2008.

The Company uses interest-rate swap contracts related to certain debt arrangements to manage its net exposure to interest rate changes. The interest-rate swap contracts effectively convert fixed-rate obligations to floating-rate instruments. Additionally, since the fair value of the Company's fixed-rate long-term debt is sensitive to interest rate changes, the interest-rate swap contracts serve as a hedge to changes in the fair value of these debt instruments. During the third quarter of 2008, the Company determined that the unrealized gains and interest receivable associated with the interest-rate swaps used to manage its net exposure to interest rate changes on certain debt arrangements were impaired as the recovery of the amounts due from the counterparty, Lehman Brothers Special Financing Inc., was no longer probable. As a result, the Company recorded a pre-tax charge of $4,300,000 in other expenses, net, which represents all amounts due from Lehman Brothers Special Financing Inc.

The Company uses a combination of call and put option contracts in a net-zero cost collar arrangement ("collars"), as hedges of a portion of forecasted purchases of platinum and silver for internal manufacturing. If the price of the precious metal at the time of the expiration of the collar is within the call and put price, the collar would expire at no cost to the Company. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. The fair value of the outstanding collars declined from an unrealized gain of $6,435,000 at January 31, 2008 to an unrealized loss of $11,475,000 at October 31, 2008 due to declines in commodity prices.

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

The following "risk factors" are specific to Registrant; these risk factors affect the likelihood that Registrant will achieve the financial objectives and expectations communicated by management:

(i) Risk: that low levels of consumer confidence continue or worsen over a prolonged period of time and adversely affect Registrant's sales.

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

     Consumer spending for discretionary goods generally declines during times of falling consumer confidence, which negatively affects Registrant's earnings because of its cost base and inventory investment.

     Registrant's competitors may react to falling consumer confidence by reducing their retail prices; such reductions and/or inventory liquidations can have a short-term adverse effect on Registrant's sales.

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

(vi) Risk: that changes in commodity prices or reduced supply availability might adversely affect Registrant's ability to produce and sell products at historic profit margins.

     Most of Registrant's jewelry and non-jewelry offerings are made with diamonds, gemstones and/or precious metals. A significant change in the prices of these commodities could adversely affect Registrant's business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial decrease in the supply or an increase in the price of raw materials and/or high-quality rough and polished diamonds within the quality grades, colors and sizes that customers demand could lead to decreased customer demand and lost sales and/or reduced gross profit margins. Conversely, a decrease in the prices of raw materials could have a disruptive effect, negatively or positively, on sales demand and short-term margins.

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

(x) Risk: that recent turmoil in the financial markets could affect credit availability and increase the cost of borrowing.

     U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. If these conditions continue or worsen, Registrant's cost of borrowing may increase and it may be more difficult to obtain financing for Registrant's operations or investments.

PART II. Other Information
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


This table provides information with respect to the Company's purchases of shares of its Common Stock during the third fiscal quarter of 2008:


--------------------------------------------------------------------------------------------------------------
                                                                  (c)Total Number
                                                                  of Shares            (d)Approximate
                                (a)Total                          Purchased Under      Dollar Value of
                                Number of        (b)Average       all Publicly         Shares that May Yet
                                Shares           Price Paid Per   Announced            be Purchased Under
Period                          Purchased        Share            Programs*            the Programs*
--------------------------------------------------------------------------------------------------------------
August 1, 2008 through              1,694,085          $38.89          1,694,085           $426,418,000
August 31, 2008
--------------------------------------------------------------------------------------------------------------
September 1, 2008 through             575,140          $41.71            575,140           $402,427,000
September 30, 2008
--------------------------------------------------------------------------------------------------------------
October 1, 2008 through                     -               -                  -           $402,427,000
October 31, 2008
--------------------------------------------------------------------------------------------------------------
Total                               2,269,225          $39.61          2,269,225           $402,427,000
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


                                            TIFFANY & CO.
                                            (Registrant)


Date: December 2, 2008                 By: /s/ James N. Fernandez
                                            ----------------------------
                                            James N. Fernandez
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

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
