Form 10-K
period 2009-01-31
TIFFANY & CO
filed 2009-03-30
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period to
from

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒                                                                           Accelerated filer ☐

Non-Accelerated filer ☐  (Do not check if a smaller reporting company)   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of July 31, 2008, the aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant was approximately $4,294,118,626 using the closing sales price on this day of $37.79. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 23, 2009, the registrant had outstanding 123,925,208 shares of its common stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE.

The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant’s Proxy Statement Dated April 9, 2009 (Part III).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including documents incorporated herein by reference, contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Registrant’s goals, plans and projections with respect to store openings, sales, retail prices, gross margin, expenses, effective tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow and liquidity. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. One can identify these forward-looking statements by the fact that they use words such as “believes,” “intends,” “plans” and “expects,” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on management’s current expectations and involve inherent risks, uncertainties, and assumptions that could cause actual outcomes to differ materially from current expectations. The Registrant has included important factors in the cautionary statements included in this Annual Report, particularly under “Item 1A. Risk Factors,” that the Registrant believes could cause actual results to differ materially from any forward-looking statement.

Although the Registrant believes it has been prudent in its plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission. The Registrant undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changes in expectations or otherwise.

TIFFANY & CO.

PART I

Item 1.	Business.

a) General history of business.

The Registrant (also referred to as Tiffany & Co. or the “Company”) is the parent corporation of Tiffany and Company (“Tiffany”). Charles Lewis Tiffany founded Tiffany’s business in 1837. He incorporated Tiffany in New York in 1868. The Registrant acquired Tiffany in 1984 and completed the initial public offering of the Registrant’s Common Stock in 1987. The Registrant is a holding company and conducts all business through its subsidiary corporations. Through those subsidiaries, the Company sells fine jewelry and other items that it manufactures or has made by others to its specifications.

b) Financial information about industry segments.

Effective with the first quarter of 2008, the Company changed segment reporting to reflect operating results for the following regions: the Americas, Asia-Pacific and Europe. Prior year results have been revised to reflect this change. The Company has expanded its global reach and management has determined that it is more meaningful to assess performance separately for those three distinct regions.

The Registrant’s segment information for the fiscal years ended January 31, 2009, 2008 and 2007 is reported in “Item 8. Financial Statements and Supplementary Data — Note Q. Segment Information.”

c) Narrative description of business.

As used in this report, the terms “Fiscal 2008,” “Fiscal 2007” and “Fiscal 2006” refer to the fiscal years ended on January 31, 2009, 2008 and 2007.

DISTRIBUTION AND MARKETING

Maintenance of the TIFFANY & CO. Brand

The TIFFANY & CO. brand (the “Brand”) is the single most important asset of Tiffany and, indirectly, of the Registrant. The strength of the Brand goes beyond trademark rights (see TRADEMARKS below) and is inherent in consumer perceptions of the Brand. Management monitors the strength of the Brand through focus groups and survey research.

Management believes that consumers associate the Brand with high-quality gemstone jewelry, particularly diamond jewelry; excellent customer service; an elegant store and online environment; upscale store locations; “classic” product positioning; distinctive and high-quality packaging materials (most significantly, the TIFFANY & CO. blue box); and sophisticated style and romance.

Tiffany’s business plan includes many expenses and strategies to maintain the strength of the Brand. Stores must be staffed with knowledgeable professionals to provide excellent service. Elegant store and online environments increase capital and maintenance costs. Display practices require sufficient store footprints and lease budgets to enable Tiffany to showcase fine jewelry in a retail setting consistent with the Brand’s positioning. Stores in the best “high street” and luxury mall locations are more expensive and difficult to secure, but reinforce the Brand’s luxury connotations through association with other luxury brands. By the same token, over-proliferation

TIFFANY & CO.

of stores, or stores that are located in second-tier markets, can diminish the strength of the Brand. The classic positioning of Tiffany’s product line supports the Brand, but limits the display space that can be afforded to fashion jewelry. Tiffany’s packaging practices support consumer expectations with respect to the Brand and are more expensive. Some advertising is done primarily to reinforce the Brand’s association with luxury, sophistication, style and romance, while other advertising is primarily intended to increase demand for particular products. Maintaining its position within the high-end of the jewelry market requires Tiffany to invest significantly in diamond and gemstone inventory and accept reduced overall gross margins; it also causes some consumers to view Tiffany as beyond their price range.

All of the foregoing demand that management make tradeoffs between business initiatives that might generate incremental sales and profits and Brand maintenance objectives. This is a dynamic process. To the extent that management deems that product, advertising or distribution initiatives will unduly and negatively affect the strength of the Brand, such initiatives have been and will be curtailed or modified appropriately. At the same time, Brand maintenance suppositions are regularly questioned by management to determine if the tradeoff between sales and profit is truly worth the positive effect on the Brand. At times, management has determined, and will in the future determine, that the strength of the Brand warranted, or that it will permit, more aggressive and profitable distribution and marketing initiatives.

REPORTABLE SEGMENTS

Americas

Retail Sales. Consists of sales transacted in TIFFANY & CO. stores in the U.S. (76), Mexico (6), Canada (2) and Brazil (2).

Internet and Catalog Sales. Tiffany distributes a selection of its products in the U.S. and Canada through its websites at www.tiffany.com and www.tiffany.ca. Tiffany also distributes catalogs of selected merchandise to its proprietary list of customers in the U.S. and to mailing lists rented from third parties. SELECTIONS® catalogs are published four times per year, supplemented by other targeted catalogs.

The following table sets forth certain data with respect to Internet, mail and telephone order operations for the periods indicated:

	2008	2007	2006

Number of names on U.S. Internet and catalog mailing lists at fiscal year-end (consists of U.S. customers who purchased by Internet, mail or telephone prior to the applicable date):	3,854,000	3,593,000	3,188,000

Total U.S. catalog mailings during fiscal year:	18,150,000	19,500,000	21,700,000

Total U.S. Internet, mail or telephone orders received during fiscal year:	667,000	771,000	744,000

Business-to-Business Sales. Business sales executives call on business clients, selling products drawn from the retail product line and items specially developed for the business market, including trophies and items designed for the particular customer. Most of such sales occur in the U.S. Price allowances are given to business account holders for certain purchases. Business customers have

TIFFANY & CO.

typically made purchases for gift giving, employee service and achievement recognition awards, customer incentives and other purposes. Products and services are marketed through a sales organization, through advertising in newspapers and business periodicals and through the publication of special catalogs. Business account holders may make gift purchases through the Company’s website at http://business.tiffany.com.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in markets in the Central/South American, Caribbean and Canadian regions. Such sales represented less than 1% of the Registrant’s net sales in Fiscal 2008.

Asia-Pacific

Retail Sales. Consists of sales transacted in TIFFANY & CO. locations in Japan (57), China (8), Korea (8), Hong Kong (7), Taiwan (5), Australia (4), Singapore (3), Macau (2) and Malaysia (2).

Business with Department Stores in Japan. In Fiscal 2008, 2007 and 2006, total net sales in Japan of TIFFANY & CO. merchandise represented 19%, 17% and 19% of the Registrant’s net sales.

The Registrant does business in Japan through its wholly-owned subsidiary, Tiffany & Co. Japan, Inc. (“Tiffany-Japan”). 79% of Tiffany-Japan’s net sales in Fiscal 2008 were transacted in boutiques within Japanese department stores. Tiffany-Japan also operates four freestanding stores outside the scope of its Japanese department store operations. In 2008, Mitsukoshi and Isetan department stores merged to form the company Isetan Mitsukoshi Holdings Ltd. (“Isetan Mitsukoshi”), making it the largest department store group in Japan. The establishment of Isetan Mitsukoshi realigned Japan’s department store sector. It is now dominated by four department store groups: Isetan Mitsukoshi; J. Front Retailing Co. (Daimaru and Matsuzakaya department stores); Takashimaya; and Millennium Retailing Co. (Sogo and Seibu department stores).

At the end of Fiscal 2008, Tiffany-Japan was operating TIFFANY & CO. boutiques in locations controlled by the major department store groups as follows: Isetan Mitsukoshi (18), J. Front Retailing Co. (9), Takashimaya (9), and Millennium Retailing Co. (3). Tiffany-Japan was also operating 14 boutiques in stores controlled by other Japanese companies.

With 18 of 53 TIFFANY & CO. department store boutiques, Isetan Mitsukoshi is the single largest department store operator housing TIFFANY & CO. boutiques in Japan. Sales recorded in retail locations operated within Isetan Mitsukoshi accounted for 6%, 6% and 8% of the Registrant’s net sales in Fiscal 2008, 2007 and 2006.

Tiffany-Japan and the department store operators have distinct responsibilities and risks in the operation of TIFFANY & CO. boutiques in Japan.

The department store operator:

•	provides and maintains boutique facilities;

•	assumes retail credit and certain other risks; and

•	acts for Tiffany-Japan in the sale of merchandise.

Tiffany-Japan:

•	has merchandising, marketing and display responsibilities;

TIFFANY & CO.

•	owns the merchandise;

•	establishes retail prices;

•	bears the risk of currency fluctuation;

•	provides one or more brand managers in each boutique;

•	manages inventory;

•	controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise; and

•	recognizes as revenues the retail price charged to the ultimate consumer.

Tiffany-Japan provides retail staff and bears the risk of inventory loss in concession boutiques (47 locations) and the department store operator provides retail staff and bears the risk of inventory loss in standard boutiques (6 locations).

In return for its services and use of its facilities, the department store operator retains a portion (the basic portion) of net retail sales made in TIFFANY & CO. boutiques. The basic portion varies depending on the type of boutique and the retail price of the merchandise involved, with the fees generally varying from store to store. The highest basic portion available to any department store is 23% and the lowest is 14%.

In recent years, Tiffany-Japan has, with the agreement of the involved department store operators, closed underperforming boutiques and relocated the boutiques to other department store locations in order to improve sales growth and profitability. Management expects to continue to evaluate boutique locations to assess their potential for growth and profitability.

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in Japan and Australia through its websites at www.tiffany.co.jp and www.tiffany.com/au.

Business-to-Business Sales. Consists of products drawn from the retail product line and items specifically developed and sold to business customers.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in Asia-Pacific markets, predominantly in the Middle Eastern region. Such sales represented 1% of the Registrant’s net sales in Fiscal 2008.

Europe

Retail Sales. Consists of sales transacted in TIFFANY & CO. stores in the United Kingdom (7), Germany (5), Italy (4), France (3), Austria (1), Switzerland (1), Belgium (1), Spain (1) and Ireland (1).

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in England, Wales, Northern Ireland and Scotland through its website at www.tiffany.com/uk.

Business-to-Business Sales. Consists of products drawn from the retail product line and items specifically developed and sold to business customers.

TIFFANY & CO.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale predominantly in Russia. Such sales represented less than 1% of the Registrant’s net sales in Fiscal 2008.

Other

Other sales are those made in all non-reportable segments of the Registrant’s business. Sales in Other consist primarily of wholesale sales of diamonds. Other also includes sales made by businesses operated under trademarks or trade names other than TIFFANY & CO., such as IRIDESSE, and earnings received from a licensing agreement with Luxottica Group for the distribution of TIFFANY & CO. brand eyewear. Expected earnings received from a licensing agreement with The Swatch Group Ltd. (the “Swatch Group”) for TIFFANY & CO. brand watches will be included in Other when received.

Wholesale Diamond Sales. The Company sells diamonds to third parties that are found to be unsuitable for Tiffany’s needs. The Company regularly purchases parcels of rough diamonds for further processing, but not all rough diamonds so purchased are suitable for Tiffany’s needs. In addition, not all polished diamonds are suitable for Tiffany jewelry. The Company’s objective from such sales is to recoup its original costs, thereby earning minimal, if any, gross margin on those transactions.

Iridesse, Inc. The Company operates a retail subsidiary, under the name Iridesse, Inc. (“Iridesse”), which engages exclusively in the design and retail sale of pearl jewelry in the U.S. At the end of Fiscal 2008, there were 16 IRIDESSE retail stores. In January 2009, management committed to a plan to close all IRIDESSE stores after agreements are reached with landlords and inventory is sold.

Little Switzerland, Inc. In 2007, the Company sold 100% of the stock of Little Switzerland, Inc. (“Little Switzerland”) to an unaffiliated third party for net proceeds of $32,870,000, subject to a contractual post-closing balance sheet adjustment. Little Switzerland’s results have been reclassified to discontinued operations. The Company agreed to distribute TIFFANY & CO. merchandise for resale in TIFFANY & CO. boutiques maintained in certain LITTLE SWITZERLAND stores post-closing. In 2007, the Company recorded a $54,260,000 pre-tax charge due to the sale of Little Switzerland.

Expansion of Operations

Management regularly evaluates potential markets for new TIFFANY & CO. stores with a view to the demographics of the area to be served, consumer demand and the proximity of other luxury brands and existing TIFFANY & CO. locations. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the Brand, but believes that there are a significant number of locations remaining in the Americas, Asia-Pacific and Europe that meet the requirements of a TIFFANY & CO. location.

In 2008, Tiffany opened a 2,600 gross square foot store in the U.S. that offers a selected product assortment which excludes engagement and high-end jewelry. Management anticipates that Tiffany will open additional locations in this smaller format, while continuing to open full assortment stores as well. The selection allows the store to concentrate higher-margin products in a smaller space. Management believes that this new format will be highly efficient and will give the Company the opportunity to open stores in affluent, albeit smaller, U.S. cities and to better serve larger markets where the Company already operates full assortment stores.

TIFFANY & CO.

The following chart details the growth in worldwide TIFFANY & CO. retail locations operated by Registrant’s subsidiary companies since Fiscal 1993:

	Americas		Asia-Pacific
		Canada,
		Latin/		Other
End of		South		Asia-
Fiscal:	U.S.	Americas	Japan	Pacific	Europe	Total

1993	16	1	37	5	6	65
1994	18	1	37	7	6	69
1995	21	1	38	9	6	75
1996	23	1	39	12	6	81
1997	28	2	42	17	7	96
1998	34	2	44	17	7	104
1999	38	3	44	17	8	110
2000	42	4	44	21	8	119
2001	44	5	47	20	10	126
2002	47	5	48	20	11	131
2003	51	7	50	22	11	141
2004	55	7	53	24	12	151
2005	59	7	50	25	13	154
2006	64	9	52	28	14	167
2007	70	10	53	34	17	184
2008	76	10	57	39	24	206

The Company plans to moderate the rate of store openings, net of store closings, from 22 in 2008 to 13 stores in 2009. Management anticipates opening five stores in the Americas, seven stores in Asia-Pacific and one store in Europe in 2009.

Management also anticipates continued expansion of its Internet, business-to-business and wholesale operations around the world.

Products

The Company’s principal product category is jewelry. It also sells timepieces, sterling silver goods (other than jewelry), china, crystal, stationery, fragrances and personal accessories.

Tiffany offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. In Fiscal 2008, 2007 and 2006, approximately 87%, 85% and 85% of the Registrant’s net sales were attributable to TIFFANY & CO. brand jewelry. Designs are developed by employees, suppliers, independent designers and independent “name” designers (see “Designer Licenses” below). In Fiscal 2008, 2007 and 2006, the remaining 13%, 15% and 15% of the Registrant’s net sales were attributable to TIFFANY & CO. brand non-jewelry merchandise and sales from businesses operated under trademarks or trade names other than TIFFANY & CO.

TIFFANY & CO.

Sales by Reportable Segment of TIFFANY & CO. Jewelry by Category

	% to total	% to total	% to total	% to total
2008	Americas	Asia-Pacific	Europe	Reportable
Category	Sales	Sales	Sales	Segment Sales

A	26%	30%	25%	27%
B	15%	30%	16%	20%
C	10%	12%	11%	11%
D	34%	20%	40%	30%

	% to total	% to total	% to total	% to total
2007	Americas	Asia-Pacific	Europe	Reportable
Category	Sales	Sales	Sales	Segment Sales

A	29%	30%	28%	29%
B	14%	29%	14%	18%
C	10%	12%	12%	11%
D	32%	21%	37%	29%

	% to total	% to total	% to total	% to total
2006	Americas	Asia-Pacific	Europe	Reportable
Category	Sales	Sales	Sales	Segment Sales

A	28%	29%	29%	28%
B	13%	28%	16%	18%
C	11%	11%	12%	11%
D	32%	23%	33%	30%

A)	This category includes most gemstone jewelry and gemstone band rings, other than engagement jewelry. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 10% of pieces. Most items in this category contain diamonds, other gemstones or both. The average price of merchandise sold in 2008, 2007 and 2006 in this category was approximately $3,300, $3,400 and $3,100 for total reportable segments.

B)	This category includes diamond rings and wedding bands marketed to brides and grooms. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 3% of pieces. Most sales in this category are of items containing diamonds. The average price of merchandise sold in 2008, 2007 and 2006 in this category was approximately $3,000, $3,000 and $2,500 for total reportable segments.

C)	This category generally consists of non-gemstone, gold or platinum jewelry, although small gemstones are used as accents in some pieces. The average price of merchandise sold in 2008, 2007 and 2006 in this category was approximately $700, $700 and $600 for total reportable segments.

D)	This category generally consists of non-gemstone, sterling silver jewelry, although small gemstones are used as accents in some pieces. The average price of merchandise sold in 2008, 2007 and 2006 in this category was approximately $200 for total reportable segments in each year.

TIFFANY & CO.

In addition to jewelry, the Company sells TIFFANY & CO. brand merchandise in the following categories: timepieces and clocks; sterling silver merchandise, including flatware, hollowware (tea and coffee services, bowls, cups and trays), trophies, key holders, picture frames and desk accessories; stainless steel flatware; crystal, glassware, china and other tableware; custom engraved stationery; writing instruments; eyewear and fashion accessories. Fragrance products are sold under the trademarks TIFFANY, PURE TIFFANY and TIFFANY FOR MEN. Tiffany also sells other brands of timepieces and tableware in its U.S. stores. None of these categories individually represents 10% or more of net sales.

ADVERTISING AND PROMOTION

The Registrant regularly advertises, primarily in newspapers and magazines, and periodically conducts product promotional events. In Fiscal 2008, 2007 and 2006, the Registrant spent approximately $189 million (6.6% of net sales), $174 million (5.9% of net sales) and $162 million (6.3% of net sales) on worldwide advertising, which includes costs for media, production, catalogs, promotional events and other related items. Management currently anticipates a decline in advertising spending in 2009.

PUBLIC RELATIONS

Public Relations (promotional) activity is a significant aspect of the Registrant’s business. Management believes that Tiffany’s image is enhanced by a program of charity sponsorships, grants and merchandise donations. Donations are also made to The Tiffany & Co. Foundation, a private foundation organized to support 501(c)(3) charitable organizations with efforts concentrated in environmental conservation and support for the decorative arts. Tiffany also engages in a program of retail promotions and media activities to maintain consumer awareness of the Company and its products. Each year, Tiffany publishes its well-known Blue Book which showcases jewelry and other merchandise. The Registrant considers these and other promotional efforts important in maintaining Tiffany’s image.

TRADEMARKS

The designations TIFFANY® and TIFFANY & CO.® are the principal trademarks of Tiffany, as well as serving as trade names. Through its subsidiaries, the Company has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO., as well as the TIFFANY BLUE BOX® and the color TIFFANY BLUE® for a variety of product categories in the U.S. and in other countries.

Tiffany maintains a program to protect its trademarks and institutes legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products.

Tiffany has been generally successful in such actions and management considers that its U.S. trademark rights in TIFFANY and TIFFANY & CO. are strong. However, use of the designation TIFFANY by third parties (often small companies) on unrelated goods or services, frequently transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action.

Tiffany actively pursues those who produce or sell counterfeit TIFFANY & CO. goods through civil action and cooperation with criminal law enforcement agencies. However, counterfeit TIFFANY & CO. goods remain available in many markets and the cost of enforcement is expected to continue

TIFFANY & CO.

to rise. In recent years, there has been an increase in the availability of counterfeit goods, predominantly silver jewelry, in various markets by street vendors and small retailers and on the Internet. As Internet counterfeiting continues to become increasingly prolific, Tiffany has responded by engaging investigators and outside counsel to monitor the Internet and take various actions, including litigating through the Internet’s Uniform Dispute Resolution Policy, to stop infringing activity.

In July 2004, Tiffany initiated a civil proceeding against eBay, Inc. in the Federal District Court for the Southern District of New York, alleging direct and contributory trademark infringement, unfair competition, false advertising and trademark dilution. Tiffany sought damages and injunctive relief stemming from eBay’s alleged assistance and contribution to the offering for sale, advertising and promotion, in the U.S., of counterfeit TIFFANY jewelry and any other jewelry or merchandise which bears the TIFFANY trademark and is dilutive or confusingly similar to the TIFFANY trademarks. In November 2007, the case was tried as a bench trial and the Court found in favor of eBay. The Company has appealed the decision in the Second Circuit and is awaiting a hearing date.

Despite the general fame of the TIFFANY and TIFFANY & CO. name and mark for the Company’s products and services, Tiffany is not the sole person entitled to use the name TIFFANY in every category in every country of the world; third parties have registered the name TIFFANY in the U.S. in the food services category, and in a number of foreign countries in respect of certain product categories (including, in a few countries, the categories of food, cosmetics, jewelry, clothing and tobacco products) under circumstances where Tiffany’s rights were not sufficiently clear under local law, and/or where management concluded that Tiffany’s foreseeable business interests did not warrant the expense of litigation.

DESIGNER LICENSES

Tiffany has been the sole licensee for jewelry designed by Elsa Peretti, Paloma Picasso and Frank Gehry, respectively, since Fiscal 1974, 1980 and 2005.

Ms. Peretti and Ms. Picasso retain ownership of copyrights for their designs and of their trademarks and exercise approval rights with respect to important aspects of the promotion, display, manufacture and merchandising of their designs. Tiffany is required by contract to devote a portion of its advertising budget to the promotion of their respective products; each is paid a royalty by Tiffany for jewelry and other items designed by them and sold under their respective names. Written agreements exist between Ms. Peretti and Tiffany and between Ms. Picasso and Tiffany, but each may be terminated by either party following six months notice to the other party. No arrangements are currently in place to continue the sale of designs following the death or disability of either Ms. Peretti or Ms. Picasso. Tiffany is the sole retail source for merchandise designed by Ms. Peretti worldwide; however, she has reserved by contract the right to appoint other distributors in markets outside the U.S., Canada, Japan, Singapore, Australia, Italy, the U.K., Switzerland and Germany.

The designs of Ms. Peretti accounted for 11%, 11% and 12% of the Company’s net sales in Fiscal 2008, 2007 and 2006. Merchandise designed by Ms. Picasso accounted for 3%, 3% and 4% of the Company’s net sales in Fiscal 2008, 2007 and 2006. The Gehry collection was made available for retail sale in Fiscal 2006. Merchandise designed by Mr. Gehry accounted for 1% of the Company’s net sales in Fiscal 2008, and 2% in 2007 and 2006. The Registrant’s operating results could be adversely affected were it to cease to be a licensee of these designers or should its degree of exclusivity in respect of their designs be diminished.

TIFFANY & CO.

MERCHANDISE PURCHASING, MANUFACTURING AND RAW MATERIALS

The Company’s manufacturing facilities produce approximately 55%-60% of Tiffany merchandise sold. The balance, including almost all non-jewelry items, is purchased from third parties.

Tiffany produces jewelry and silver goods in Rhode Island and New York and silver hollowware in New Jersey. Other subsidiaries of the Company process, cut and polish diamonds at facilities outside the U.S.

It is not expected that Tiffany will ever manufacture all of its needs. Factors to be considered in its decision to outsource manufacturing include product quality, gross margin, access to or mastery of various jewelry-making skills and technology, support for alternative capacity and the cost of capital investments.

Purchases of Polished Gemstones and Precious Metals. Gemstones and precious metals used in making Tiffany’s jewelry are purchased from a variety of sources. Most purchases are from suppliers with which Tiffany enjoys long-standing relationships.

The Company does not enter into long-term supply or requirements arrangements with its polished gemstone and precious metal vendors, but does enter into purchase orders for fixed quantities with nearly all of these vendors. These relationships may be terminated at any time by the Company without penalty; such termination would not discharge the Company’s obligations under unfulfilled purchase orders placed prior to the termination.

Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 47%, 48% and 46% of Tiffany’s net sales in Fiscal 2008, 2007 and 2006. Products containing one or more diamonds of one carat or larger accounted for 10%, 11% and 10% of net sales in each of those years.

Tiffany purchases polished diamonds principally from nine key vendors. Were trade relations between Tiffany and one or more of these vendors to be disrupted, the Company’s sales could be adversely affected in the short term until alternative supply arrangements could be established. In the current economic environment of reduced retail and wholesale demand, the world’s available diamond supply appears to management to exceed demand, and wholesale prices for all polished diamonds have declined. The potential exists for continued wholesale price declines in polished diamonds in the short term.

Some, but not all, of Tiffany’s suppliers are Diamond Trading Company (“DTC”) sightholders (see “The DTC” below), and it is estimated that a significant portion of the diamonds that Tiffany has purchased have had their source with the DTC. The Company is a DTC sightholder for rough diamonds through its joint ventures (see below).

Except as noted above, Tiffany believes that there are numerous alternative sources for gemstones and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.

Purchases of Rough Diamonds. The Company has established diamond processing operations that purchase, sort, cut and/or polish rough diamonds for use by Tiffany. The Company now has such operations in Belgium, South Africa, Botswana, Namibia, China, Mauritius and Vietnam. Operations in South Africa, Botswana and Namibia are conducted through joint ventures with third parties.

TIFFANY & CO.

The Company has invested in the operations in South Africa, Botswana and Namibia in order to increase its opportunity to buy rough “conflict-free” diamonds (see “Conflict Diamonds” below) and may invest in additional opportunities that will potentially lead to additional sources of such diamonds. However, management does not foresee a shortage of conflict-free diamonds in the short term.

In Fiscal 2008, approximately 40% of the polished diamonds acquired by Tiffany for use in jewelry were produced from rough diamonds purchased by the Company. The balance of Tiffany’s needs for polished diamonds were purchased from third parties (see above). The Company expects to increase its purchases of rough diamonds in the future. In conducting these activities, it is the Company’s intention to supply Tiffany’s needs for cut/polished diamonds to as great an extent as possible.

In order to acquire rough diamonds, the Company must purchase mixed assortments of rough diamonds. It is thus necessary to purchase some rough diamonds that cannot be cut to meet Tiffany’s quality standards and that must be sold to third parties; such sales have been conducted through the Other non-reportable segment. To make such sales, the Company must charge a market price and is unable to earn any significant profit above its original cost. Sales of rough diamonds in the Other non-reportable segment have had and will continue to have the effect of reducing the Company’s overall gross margins.

The Company has a diamond purchase agreement with Harry Winston Diamond Corporation (formerly known as Aber Diamond Corporation) whereby the Company has the obligation to purchase a minimum of $50,000,000 of rough diamonds, subject to availability and the Company’s quality standards, per year for a 10-year period ending in 2013. The Company has not entered into long-term supply arrangements with its other significant rough diamond vendors.

The DTC. The supply and price of rough and polished diamonds in the principal world markets have been and continue to be influenced by the DTC, an affiliate of De Beers S.A., the Luxembourg-based holding company of the De Beers Group. Although the role of the DTC has diminished, the DTC will continue to affect traditional channels of supply in the markets for rough and cut diamonds. The DTC continues to supply a significant portion of the world market for rough, gem-quality diamonds, notwithstanding that its historical ability to control worldwide production supplies has been significantly diminished due to changing policies in diamond-producing countries and revised contractual arrangements with other diamond mine operators.

The DTC continues to exert influence on the demand for polished diamonds through advertising and marketing efforts throughout the world and through the requirements it imposes on those who purchase rough diamonds from the DTC (“sightholders”).

Worldwide Availability of Diamonds. The availability and price of diamonds to the DTC, Tiffany and Tiffany’s suppliers may be, to some extent, dependent on the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. As a consequence of changes in the sightholder system and increased demand in the retail diamond trade, diamond prices increased significantly in the years leading up to 2008. During 2008, as global demand for rough diamonds waned, diamond prices began to decrease.

Sustained interruption in the supply of rough diamonds, an overabundance of supply or a substantial change in the marketing arrangements described above could adversely affect Tiffany and the retail jewelry industry as a whole. Changes in the marketing and advertising policies of the DTC and its direct purchasers could affect consumer demand for diamonds.

TIFFANY & CO.

Conflict Diamonds. Increasing media attention has been focused in recent years on the issue of “conflict” diamonds. Conflict diamonds are extracted from war-torn geographic regions and sold by rebel forces to fund insurrection. Allegations have been made that diamond trading is used as a source of funds to further terrorist activities. Concerned participants in the diamond trade, including Tiffany and non-government organizations, such as the Council for Responsible Jewellery Practices, of which Tiffany is a member, seek to exclude such diamonds, which represent a small fraction of the world’s supply, from legitimate trade through an international system of certification and legislation. It is expected that such efforts will not substantially affect the supply of diamonds.

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

Finished Jewelry. Finished jewelry is purchased from approximately 80 manufacturers, most of which have long-standing relationships with Tiffany. However, Tiffany does not enter into long-term supply arrangements with its finished goods vendors. Tiffany does enter into written blanket purchase order agreements with nearly all of its finished goods vendors. These relationships may be terminated at any time by Tiffany without penalty; such termination would not discharge Tiffany’s obligations under unfulfilled purchase orders placed prior to termination. The blanket purchase order agreements establish non-price terms by which Tiffany may purchase and by which vendors may sell finished goods to Tiffany. These terms include payment terms, shipping procedures, product quality requirements, merchandise specifications and vendor social responsibility requirements. Tiffany believes that there are alternative sources for most jewelry items; however, due to the craftsmanship involved in certain designs, Tiffany would have difficulty finding readily available alternatives in the short term.

Watches. In 2007, the Company entered into a 20-year license and distribution agreement with The Swatch Group Ltd. for the manufacture and distribution of TIFFANY & CO. brand watches. Under the agreement, the Swatch Group has incorporated a new watchmaking company in Switzerland for the design, engineering, manufacturing, marketing, distribution and service of TIFFANY & CO. brand watches. The new company is authorized to use certain trademarks owned by the Company and operate under the TIFFANY & CO. name. The distribution of TIFFANY & CO. watches will be made through the Swatch Group distribution network via Swatch Group affiliates, Swatch Group retail facilities and third-party distributors as well as through TIFFANY & CO. stores, all of which is expected to commence in 2009. Watch sales by the Company in Fiscal 2008 constituted approximately 2% of net sales.

COMPETITION

Tiffany & Co. encounters significant competition in all product lines. Some competitors specialize in just one area in which Tiffany is active. Many competitors have established worldwide, national or local reputations for style, quality, expertise and customer service similar to Tiffany and compete on the basis of that reputation. Other jewelers and retailers compete primarily through

TIFFANY & CO.

advertised price promotion, which has recently increased due to challenging economic conditions and decreased consumer demand. Tiffany competes on the basis of its reputation for high-quality products, brand recognition, customer service and distinctive value-priced merchandise and does not engage in price promotional advertising.

Competition for engagement jewelry sales is particularly and increasingly fierce. Tiffany’s price for diamonds reflects the rarity of the stones it offers and the rigid parameters it exercises with respect to the cut, clarity and other quality factors which increase the beauty of Tiffany diamonds, but which also increase Tiffany’s cost. Tiffany competes in this market by stressing quality.

SEASONALITY

As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Management expects such seasonality to continue.

EMPLOYEES

As of January 31, 2009, the Registrant’s subsidiary corporations employed an aggregate of approximately 9,000 full-time and part-time persons. Of those employees, approximately 5,600 are employed in the United States. Approximately 40 of the total number of the Registrant’s subsidiary’s employees in South Africa are represented by unions and approximately 520 of the total number of Registrant’s subsidiary’s employees in Vietnam are represented by unions. None of Registrant’s unionized employees are employed in the United States. The Registrant believes that relations with its employees and these unions are good.

Subsequent to January 31, 2009, the total number of full-time and part-time persons employed by the Registrant decreased by approximately 10% due to participation in a voluntary early retirement program announced in the third quarter of 2008 and by involuntary terminations.

AVAILABLE INFORMATION

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Tiffany & Co. and other companies that file materials with the SEC electronically. You may also obtain copies of the Company’s annual reports on Form 10-K, Forms 10-Q and Forms 8-K, free of charge, on the Company’s website at http://investor.tiffany.com/financials.cfm.

TIFFANY & CO.

Item 1A.	Risk Factors.

As is the case for any retailer, the Registrant’s success in achieving its objectives and expectations is dependent upon general economic conditions, competitive conditions and consumer attitudes. However, certain factors are specific to the Registrant and/or the markets in which it operates. The following “risk factors” are specific to the Registrant; these risk factors affect the likelihood that the Registrant will achieve the financial objectives and expectations communicated by management:

(i) Risk: that challenging global economic conditions and related low levels of consumer confidence continue or worsen over a prolonged period of time and adversely affect the Registrant’s sales.

As a retailer of goods which are discretionary purchases, the Registrant’s sales results are particularly sensitive to changes in economic conditions and consumer confidence. Consumer confidence is affected by general business conditions; changes in the market value of securities and real estate; inflation; interest rates and the availability of consumer credit; tax rates; and expectations of future economic conditions and employment prospects.

Consumer spending for discretionary goods generally declines during times of falling consumer confidence, which negatively affects the Registrant’s earnings because of its cost base and inventory investment.

Many of the Registrant’s competitors may continue to react to falling consumer confidence by reducing their retail prices; such reductions and/or inventory liquidations can have a short-term adverse effect on the Company’s sales.

In addition, some observers believe that the short-term attractiveness of “luxury” goods may have waned in certain markets, thus reducing demand. This could adversely affect the Registrant’s sales and margins.

Uncertainty surrounding the current global economic environment makes it more difficult for the Registrant to forecast operating results. The Registrant’s forecasts employ the use of estimates and assumptions. Actual results could differ from forecasts, and those differences could be material.

(ii) Risk: that sales will decline or remain flat in the Registrant’s fourth fiscal quarter, which includes the holiday selling season.

The Registrant’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Poor sales results during the Registrant’s fourth quarter will have a material adverse effect on the Registrant’s sales and profits.

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

(iv) Risk: that foreign currencies will weaken against the U.S. dollar and require the Registrant to raise prices or shrink profit margins in locations outside of the U.S.

TIFFANY & CO.

The Registrant operates retail stores and boutiques in various countries outside of the U.S. and, as a result, is exposed to market risk from fluctuations in foreign currency exchange rates. The Registrant’s sales in those countries represented 46% of its net sales, of which Japan represented 19% of net sales, in Fiscal 2008. A substantial weakening of foreign currencies against the U.S. dollar would require the Registrant to raise its retail prices or reduce its profit margins in various locations outside of the U.S. Consumers in those markets may not accept significant price increases on the Registrant’s goods; thus there is a risk that a substantial weakening of foreign currencies will result in reduced sales or profit margins.

(v) Risk: that the Registrant will be unable to continue to offer merchandise designed by Elsa Peretti or Paloma Picasso.

The Registrant’s long-standing right to sell the jewelry designs of Elsa Peretti and Paloma Picasso and use their trademarks is responsible for a substantial portion of the Registrant’s revenues. Merchandise designed by Ms. Peretti and by Ms. Picasso accounted for 11% and 3% of Fiscal 2008 net sales. Tiffany has exclusive license arrangements with Ms. Peretti and Ms. Picasso; these arrangements are subject to royalty payments as well as other requirements. Each license may be terminated by Tiffany or the designer on six months notice, even in the case where no default has occurred. Also, no agreements have been made for the continued sale of the designs or use of the trademarks ELSA PERETTI or PALOMA PICASSO following the death of either designer. Loss of either license would materially adversely affect the Registrant’s business through lost sales and profits.

(vi) Risk: that changes in prices of diamonds and precious metals or reduced supply availability might adversely affect the Registrant’s ability to produce and sell products at desired profit margins.

Most of the Registrant’s jewelry and non-jewelry offerings are made with diamonds, gemstones and/or precious metals. A significant change in the prices of these commodities could adversely affect the Registrant’s business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial increase in the price of raw materials and/or high-quality rough and polished diamonds within the quality grades, colors and sizes that customers demand could lead to decreased customer demand and lost sales and/or reduced gross profit margins. Conversely, a decrease in the prices of raw materials could have a disruptive effect, negatively or positively, on sales demand and short-term margins.

Acquiring diamonds for the engagement business has, at times, been difficult because of supply limitations; Tiffany may not be able to maintain a comprehensive selection of diamonds in each retail location due to the broad assortment of sizes, colors, clarity grades and cuts demanded by customers. A substantial increase or decrease in the supply of raw materials and/or high-quality rough and polished diamonds within the quality grades, colors and sizes that customers demand could lead to decreased customer demand and lost sales and/or reduced gross profit margins.

If trade relationships between the Registrant and one or more of its significant vendors were disrupted, the Registrant’s sales could be adversely affected in the short-term until alternative supply arrangements could be established.

(vii) Risk: that the value of the TIFFANY & CO. trademark will decline due to the sale of counterfeit merchandise by infringers.

The TIFFANY & CO. trademark is an asset which is essential to the competitiveness and success of the Registrant’s business and the Registrant takes appropriate action to protect it.

TIFFANY & CO.

Tiffany actively pursues those who produce or sell counterfeit TIFFANY & CO. goods through civil action and cooperation with criminal law enforcement agencies. However, the Registrant’s enforcement actions have not stopped the imitation and counterfeit of the Registrant’s merchandise or the infringement of the trademark, and counterfeit TIFFANY & CO. goods remain available in many markets. In recent years, there has been an increase in the availability of counterfeit goods, predominantly silver jewelry, in various markets by street vendors and small retailers, as well as on the Internet. The continued sale of counterfeit merchandise could have an adverse effect on the TIFFANY & CO. brand by undermining Tiffany’s reputation for quality goods and making such goods appear less desirable to consumers of luxury goods. Damage to the brand would result in lost sales and profits.

(viii) Risk: that the Registrant will be unable to lease sufficient space for its retail stores in prime locations.

The Registrant, positioned as a luxury goods retailer, has established its retail presence in choice store locations. If the Registrant cannot secure and retain locations on suitable terms in prime and desirable luxury shopping locations, its expansion plans, sales and profits will be jeopardized.

In Japan, many of the retail locations are located in department stores. TIFFANY & CO. boutiques located in department stores in Japan represented 79% of net sales in Japan and 15% of consolidated net sales in Fiscal 2008. In recent years, the Japanese department store industry has, in general, suffered declining sales and there is a risk that such financial difficulties will force further consolidations or store closings. Should one or more Japanese department store operators elect or be required to close one or more stores now housing a TIFFANY & CO. boutique, the Registrant’s sales and profits would be reduced while alternate premises were being obtained. The Registrant’s commercial relationships with department stores in Japan, and their abilities to continue as leading department store operators, have been and will continue to be substantial factors in the Registrant’s continued success in Japan.

(ix) Risk: that the Registrant’s business is dependent upon the distinctive appeal of the TIFFANY & CO. brand.

The TIFFANY & CO. brand’s association with quality, luxury and exclusivity is integral to the success of the Registrant’s business. The Registrant’s expansion plans for retail and direct selling operations and merchandise development, production and management support the brand’s appeal. Consequently, poor maintenance, promotion and positioning of the TIFFANY & CO. brand, as well as market over-saturation, may adversely affect the business by diminishing the distinctive appeal of the TIFFANY & CO. brand and tarnishing its image. This would result in lower sales and profits.

(x) Risk: that the current volatile global economy may have a material adverse effect on the Registrant’s liquidity and capital resources.

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses, including the Registrant, to obtain financing on acceptable terms. A prolonged downturn in the economy, extending further than those included in management’s projections, could have an effect on the Registrant’s cost of borrowing, could diminish its ability to service or maintain existing financing, and could make it more difficult for the Registrant to obtain additional financing or to refinance existing long-term obligations. In addition, increased disruption in the markets could lead to the failure of financial institutions. If any of the banks participating in the Registrant’s revolving credit facility were to declare bankruptcy, the Registrant would no longer have access to those committed funds.

TIFFANY & CO.

Further deterioration in the stock market could continue to negatively impact the valuation of pension plan assets and result in increased minimum funding requirements.

Item 1B.	Unresolved Staff Comments.

NONE

Item 2.	Properties.

The Registrant leases its various store premises (other than the New York Flagship store) under arrangements that generally range from two to 10 years. The following table provides information on the number of locations and square footage of Company-operated TIFFANY & CO. stores and boutiques as of January 31, 2009:

		Total Gross
		Retail Square	Gross Square	Average Gross
	Total Stores	Footage	Footage Range	Square Footage

Americas:
New York Flagship	1	42,000	42,000	42,000
Other stores	85	558,000	1,000 — 17,600	6,600
Asia-Pacific:
Tokyo Ginza	1	12,000	12,000	12,000
Other stores	95	230,000	700 — 7,700	2,400
Europe:
London Old Bond Street	1	22,400	22,400	22,400
Other stores	23	70,600	500 — 7,100	3,100

Total	206	935,000	500 — 42,000	4,500

The Company expects future store openings to be within the current gross square footage ranges for each region.

NEW YORK FLAGSHIP STORE

The Company owns the building housing the Flagship store at 727 Fifth Avenue, which was designed to be a retail store for Tiffany and is believed to be well located for this function. Currently, approximately 42,000 gross square feet of this 124,000 square foot building are devoted to retail sales, with the balance devoted to administrative offices, certain product services, jewelry manufacturing and storage. Tiffany’s New York Flagship store accounts for a significant portion of the Company’s net sales and is the focal point for marketing and public relations efforts. Approximately 10% of total Company net sales for Fiscal 2008, 2007 and 2006 were attributable to the New York Flagship store’s retail sales.

TOKYO GINZA STORE

In August 2007, the Company sold the land and multi-tenant building housing the TIFFANY & CO. store in Tokyo’s Ginza shopping district and leased back only 12,000 gross square feet of the property (the portion that was occupied by Tiffany-Japan immediately prior to the transaction). The

TIFFANY & CO.

lease expires in 2032; however, the Company has options to terminate the lease in 2022 and 2027 without penalty.

LONDON OLD BOND STREET STORE

In October 2007, the Company sold the land and single-tenant building housing the TIFFANY & CO. store on London’s Old Bond Street and simultaneously entered into a 15-year lease with two 10-year renewal options. The Company completed a renovation and reconfiguration of the store in Fiscal 2006 which increased its gross square footage from 15,200 to 22,400.

IRIDESSE STORES

In Fiscal 2008, Iridesse leased and operated 16 retail locations in the U.S. totaling approximately 23,000 gross square feet devoted to retail selling and operations. Iridesse retail stores range from approximately 1,200 to 1,700 gross square feet with an average retail store size of approximately 1,400 gross square feet. Iridesse rents its retail store locations under standard shopping mall leases, which may contain minimum rent escalations, for an average term of 10 years. Some Iridesse leases are guaranteed by Tiffany. In January 2009, management committed to a plan to close the Iridesse stores as agreements are reached with landlords and inventory is sold.

RETAIL SERVICE CENTER

The Company’s Retail Service Center (“RSC”), located in Parsippany, New Jersey, comprises approximately 370,000 square feet. Approximately half of the building is devoted to office and computer operations, and half to warehousing, shipping, receiving, light manufacturing, merchandise processing and other distribution functions. The RSC receives merchandise and replenishes retail stores. In September 2005, Tiffany sold the RSC and entered into a long-term lease which expires in 2025, subject to Tiffany’s option to renew for two sequential 10-year periods. The Registrant believes that the RSC has been properly designed to handle worldwide distribution functions and that it is suitable for that purpose.

CUSTOMER FULFILLMENT CENTER

Tiffany is party to a ground lease for the Company’s Customer Fulfillment Center (“CFC”) in Whippany, New Jersey. The CFC is approximately 266,000 square feet and is primarily used for warehousing merchandise and processing direct-to-customer orders. The lease expires in 2032 and the Company has the right to renew the lease for an additional 20-year term.

MANUFACTURING FACILITIES

Tiffany owns and operates manufacturing facilities in Cumberland, Rhode Island and in Mount Vernon, New York. The facilities total approximately 122,000 square feet and are used for the manufacture of jewelry.

Tiffany is party to a lease for an approximately 44,500 square foot manufacturing facility in Pelham, New York. The lease expires June 30, 2013.

Item 3.	Legal Proceedings.

The Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany’s business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of their intellectual property rights by Tiffany, litigation instituted by persons alleged to have been injured upon premises within the Registrant’s control and litigation

TIFFANY & CO.

with present and former employees and customers. Although litigation with present and former employees is routine and incidental to the conduct of Tiffany’s business, as well as for any business employing significant numbers of U.S.-based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, the Registrant believes that litigation currently pending to which it or Tiffany is a party or to which its properties are subject will be resolved without any material adverse effect on the Registrant’s financial position, earnings or cash flows.

On or about July 1, 2004, both Tiffany and the landlord of Tiffany’s Customer Fulfillment Center (“River Park”) requested arbitration of the parties’ continuing dispute over their respective obligations surrounding completion of River Park’s site work (Tiffany and Company v. River Park Business Center, Inc., American Arbitration Association). In the arbitration, Tiffany asserts River Park’s continuing breach of its obligations to complete Landlord’s Work by the close of Fiscal 2001, as originally required under the Ground Lease, and to obtain timely site plan approval from the Township of Hanover. Tiffany seeks damages stemming from River Park’s continuous delays in completing its obligations, which damages Tiffany contends are in excess of $1,000,000. In its arbitration complaint, River Park seeks an unspecified amount in damages alleging entitlement to reimbursement of grading costs and excess installation costs of the landfill gas venting system. The arbitration commenced in November 2008. Due to scheduling conflicts, the hearing was adjourned and will resume in mid-April 2009.

See “Item 1. Business” under “TRADEMARKS” for disclosure on Tiffany and Company v. eBay, Inc.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended January 31, 2009.

Executive Officers of the Registrant. See Item 13. Certain Relationships and Related Transactions, and Director Independence for information on the section titled “EXECUTIVE OFFICERS OF THE COMPANY” as incorporated by reference from the Registrant’s Proxy Statement dated April 9, 2009.

TIFFANY & CO.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Registrant’s Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2008 were:

	High	Low

First Fiscal Quarter	$45.69	$35.03
Second Fiscal Quarter	$49.98	$35.44
Third Fiscal Quarter	$45.80	$21.68
Fourth Fiscal Quarter	$28.35	$16.75

On March 23, 2009, the high and low selling prices quoted on such exchange were $23.40 and $20.76. On March 23, 2009, there were 13,805 holders of record of the Registrant’s Common Stock.

In consolidated trading, the high and low selling prices per share for shares of such Common Stock for Fiscal 2007 were:

	High	Low

First Fiscal Quarter	$50.00	$39.13
Second Fiscal Quarter	$56.79	$46.56
Third Fiscal Quarter	$57.34	$39.53
Fourth Fiscal Quarter	$53.66	$32.84

It is the Registrant’s policy to pay a quarterly dividend on the Registrant’s Common Stock, subject to declaration by the Registrant’s Board of Directors. In Fiscal 2008, a dividend of $0.15 per share of Common Stock was paid on April 10, 2008, and a dividend of $0.17 per share of Common Stock was paid on July 10, 2008, October 10, 2008 and January 12, 2009. In Fiscal 2007, a dividend of $0.10 per share of Common Stock was paid on April 10, 2007, a dividend of $0.12 per share of Common Stock was paid on July 10, 2007 and dividends of $0.15 per share of Common Stock were paid on October 10, 2007 and January 10, 2008.

In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Annual Report on Form 10-K, 11,548,687 shares of the Registrant’s Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered “affiliates” under the provisions of Rule 405 promulgated under the Securities Act of 1933.

TIFFANY & CO.

The following table contains the Company’s stock repurchases of equity securities in the fourth quarter of Fiscal 2008:

Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares, (or
	(a) Total Number of	(b) Average	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs

November 1, 2008 to November 30, 2008	—	—	—	$402,427,000

December 1, 2008 to December 31, 2008	—	—	—	$402,427,000

January 1, 2009 to January 31, 2009	—	—	—	$402,427,000

TOTAL	—	—	—	$402,427,000

In March 2005, the Company’s Board of Directors approved a stock repurchase program (“2005 Program”) that authorized the repurchase of up to $400,000,000 of the Company’s Common Stock through March 2007 by means of open market or private transactions. In August 2006, the Company’s Board of Directors extended the expiration date of the Company’s 2005 Program to December 2009, and authorized the repurchase of up to an additional $700,000,000 of the Company’s Common Stock. In January 2008, the Company’s Board of Directors extended the expiration date of the 2005 Program to January 2011 and authorized the repurchase of up to an additional $500,000,000 of the Company’s Common Stock.

During the third quarter of 2008, the Company announced that its Board of Directors had suspended share repurchases, and no repurchases were made during the fourth quarter of 2008 in order to preserve cash. Such suspension continued as of the date this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission.

TIFFANY & CO.

Item 6.    Selected Financial Data.

The following table sets forth selected financial data, certain of which have been derived from the Company’s consolidated financial statements for fiscal years 2004-2008:

(in thousands, except per share amounts,
percentages, ratios, retail locations and employees)	2008	2007	2006	2005	2004
EARNINGS DATA
Net sales	$2,859,997	$2,938,771	$2,560,734	$2,312,792	$2,127,559
Gross profit	1,645,420	1,657,265	1,472,820	1,319,100	1,227,281
Selling, general & administrative expenses	1,172,592	1,204,990	1,010,754	920,153	902,042
Net earnings from continuing operations	220,022	351,025	287,663	267,024	323,575
Net earnings	220,022	323,478	272,897	261,396	322,018
Net earnings from continuing operations per diluted share	1.74	2.54	2.04	1.83	2.18
Net earnings per diluted share	1.74	2.34	1.94	1.80	2.17
Weighted-average number of diluted common shares	126,410	138,140	140,841	145,578	148,093

BALANCE SHEET AND CASH FLOW DATA
Total assets	$3,102,283	$3,000,904	$2,904,552	$2,817,344	$2,699,449
Cash and cash equivalents	160,445	246,654	175,008	391,594	186,065
Short-term investments	—	—	15,500	—	139,200
Inventories, net	1,601,236	1,372,397	1,249,613	1,071,374	1,062,568
Short-term borrowings and long-term debt (including current portion)	708,804	453,137	518,462	471,676	430,963
Stockholders’ equity	1,588,371	1,716,115	1,863,937	1,870,985	1,734,491
Working capital	1,446,812	1,337,454	1,313,015	1,374,305	1,241,399
Cash flows from operating activities	133,224	391,395	239,036	268,458	144,664
Capital expenditures	154,409	185,608	174,551	148,159	137,059
Stockholders’ equity per share	12.83	13.54	13.72	13.13	12.00
Cash dividends paid per share	0.66	0.52	0.38	0.30	0.23

RATIO ANALYSIS AND OTHER DATA
As a percentage of net sales:
Gross profit	57.5%	56.4%	57.5%	57.0%	57.7%
Selling, general & administrative expenses	41.0%	41.0%	39.5%	39.8%	42.4%
Net earnings from continuing operations	7.7%	11.9%	11.2%	11.5%	15.2%
Net earnings	7.7%	11.0%	10.7%	11.3%	15.1%
Capital expenditures	5.4%	6.3%	6.8%	6.4%	6.4%
Return on average assets	7.2%	11.0%	9.5%	9.5%	12.6%
Return on average stockholders’ equity	13.3%	18.1%	14.6%	14.5%	20.0%
Total debt-to-equity ratio	44.6%	26.4%	27.8%	25.2%	24.8%
Dividends as a percentage of net earnings	37.4%	21.6%	19.3%	16.4%	10.4%
Company-operated TIFFANY & CO. stores and boutiques	206	184	167	154	151
Number of employees	9,000	8,800	8,700	8,100	7,300

All references to years relate to the fiscal year that ends on January 31 of the following calendar year. All prior year amounts have been revised to reflect a change in inventory accounting from the LIFO method to the average cost method (see “Item 8. Financial Statements and Supplementary Data — Note B. Summary of Significant Accounting Policies”).

TIFFANY & CO.

NOTES TO SELECTED FINANCIAL DATA

Financial information for 2008 includes the following amounts, totaling $121,143,000 of net pre-tax expense ($74,241,000 net after-tax expense, or $0.59 per diluted share after tax):

•	$97,839,000 pre-tax expense related to staffing reductions. These actions will result in a reduction of approximately 10% of worldwide staffing;

•	$12,373,000 pre-tax impairment charge related to an investment in Target Resources plc;

•	$7,549,000 pre-tax charge related to plans to close IRIDESSE stores; and

•	$3,382,000 pre-tax charge for the closing of a diamond polishing facility in Yellowknife, Northwest Territories.

Financial information for 2007 includes the following amounts, totaling $41,934,000 of net pre-tax expense ($12,667,000 net after-tax expense, or $0.09 per diluted share after tax):

•	$105,051,000 pre-tax gain related to the sale of the land and multi-tenant building housing a TIFFANY & CO. store in Tokyo’s Ginza shopping district;

•	$10,000,000 pre-tax contribution to The Tiffany & Co. Foundation funded with the proceeds from the Tokyo store transaction;

•	$54,260,000 pre-tax expense due to the sale of Little Switzerland, Inc., included within discontinued operations;

•	$47,981,000 pre-tax impairment charge on the note receivable from Tahera Diamond Corporation;

•	$19,212,000 pre-tax charge related to management’s decision to discontinue certain watch models as a result of the Company’s agreement with The Swatch Group, Ltd.; and

•	$15,532,000 pre-tax charge due to impairment losses associated with the Company’s IRIDESSE stores.

Financial information for 2005 includes a $22,588,000 income tax benefit, or $0.16 per diluted share, related to the American Jobs Creation Act of 2004 which created a temporary incentive for U.S. companies to repatriate accumulated foreign earnings.

Financial information for 2004 includes the following amounts totaling $168,597,000 of net pre-tax income ($110,179,000 net after-tax income, or $0.74 per diluted share after tax):

•	$193,597,000 pre-tax gain due to the Company’s sale of its equity investment in Aber Diamond Corporation; and

•	$25,000,000 pre-tax contribution to The Tiffany & Co. Foundation funded with the proceeds from the Aber Diamond Corporation transaction.

TIFFANY & CO.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes. All references to years relate to the fiscal year that ends on January 31 of the following calendar year.

KEY STRATEGIES

The Company’s key strategies are:

•	To selectively expand its global distribution without compromising the value of the TIFFANY & CO. trademark.

Management intends to expand distribution by adding stores in both new and existing markets. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the TIFFANY & CO. brand, but believes that there are a significant number of locations remaining worldwide that meet the requirements of a TIFFANY & CO. location.

•	To increase store productivity.

Over the years, the Company has opened smaller size stores which have contributed to higher store productivity. In addition, the Company is focused on growing sales per square foot by increasing consumer traffic and the conversion rate (the percentage of shoppers who actually purchase) through targeted advertising, ongoing sales training and customer-focused initiatives.

•	To achieve improved operating margins.

Management’s long-term objective is to improve gross margin (gross profit as a percentage of net sales) through greater product manufacturing/sourcing efficiencies (including increased direct rough-diamond sourcing and internal manufacturing) and increased use of distribution center capacity. Management also intends to improve the ratio of selling, general and administrative expenses to net sales by controlling expenses and enhancing productivity so that sales growth can generate a higher rate of earnings growth.

•	To enhance customer awareness.

The TIFFANY & CO.  brand (the “Brand”) is the single most important asset of the Company and is inherent in consumer aspirations for the Brand. Management will continue to invest in marketing and public relations programs designed to increase customer awareness of the Brand and will continue to monitor the strength of the Brand through market research.

•	To maintain an active product development program.

The Company continues to invest in product development in order to introduce new collections and add new and innovative products to existing lines.

•	To increase its control over product supply through greater direct diamond sourcing and internal jewelry manufacturing.

The Company’s diamond processing operations purchase, sort, cut and/or polish rough diamonds for use in Company merchandise. The Company will continue to seek additional sources of diamonds which, combined with its internal manufacturing operations, are intended to secure adequate product supplies and favorable costs.

•	To provide superior customer service.

TIFFANY & CO.

Maintaining the strength of the Brand requires that the Company make superior customer service a top priority, which it achieves by employing highly qualified sales and customer service professionals and maintaining ongoing training programs.

2008 SUMMARY

•	Net sales decreased 3% to $2,859,997,000 for the year ended January 31, 2009. Sales in most markets were affected by the global economic downturn, especially during the fourth quarter.

•	Worldwide comparable store sales decreased 9% on a constant-exchange-rate basis (see “Non-GAAP Measures” below). For the full year, comparable TIFFANY & CO. store sales on a constant-exchange-rate basis decreased 14% in the Americas, decreased 4% in Asia-Pacific due to a decline in Japan comparable store sales, and increased 6% in Europe due to growth in most countries. However, comparable store sales slowed substantially in the fourth quarter, declining 31% in the Americas and 13% in Asia-Pacific, while Europe was equal to the prior year.

•	The Company opened 22 TIFFANY & CO. retail locations, net of closings, which increased its worldwide store base by 12% and by 9% on a square foot basis.

•	Net earnings were $220,022,000, or 32% lower than the prior year, and net earnings per diluted share were $1.74, or 26% lower than the prior year. Included in net earnings were the following items:

•	A pre-tax charge of $97,839,000, or $0.46 per diluted share after tax, resulting from staffing reductions;

•	A $12,373,000 pre-tax impairment charge, or $0.07 per diluted share after tax, for an investment in Target Resources plc, a mining and exploration company;

•	A pre-tax charge of $7,549,000, or $0.04 per diluted share after tax, due to inventory and other charges related to the anticipated closing of the Company’s IRIDESSE stores; and

•	A $3,382,000 pre-tax charge, or $0.02 per diluted share after tax, for the closing of a diamond polishing facility in Yellowknife, Northwest Territories.

•	The Company secured additional financing in order to refinance certain maturing debt as well as to provide for the Company’s long-term working capital needs.

•	The Company repurchased 5.4 million shares of its Common Stock. The Company suspended share repurchases during the third quarter of 2008 in order to conserve cash.

•	In May 2008, the Company’s Board of Directors approved a 13% increase in the quarterly dividend rate.

NON-GAAP MEASURES

The Company’s reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar.

The Company reports information in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Internally, management monitors its sales performance on a non-GAAP basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant-exchange-rate basis”). Management believes this constant-exchange-rate

TIFFANY & CO.

measurement provides a more representative assessment of the sales performance and provides better comparability between reporting periods.

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

	2008					2007

			Constant-			Constant-
	GAAP	Translation	Exchange	GAAP	Translation	Exchange-
	Reported	Effect	Rate Basis	Reported	Effect	Rate Basis

Net Sales:
Worldwide	(3)%	1%	(4)%	15%	2%	13%
Americas	(10)%	—	(10)%	12%	1%	11%
U.S.	(11)%	—	(11)%	10%	—	10%
Asia-Pacific	8%	7%	1%	14%	2%	12%
Japan	7%	14%	(7)%	1%	—	1%
Other Asia-Pacific	10%	(2)%	12%	38%	4%	34%
Europe	17%	(8)%	25%	31%	9%	22%

Comparable Store Sales:
Worldwide	(7)%	2%	(9)%	8%	1%	7%
Americas	(14)%	—	(14)%	8%	—	8%
U.S.	(16)%	—	(16)%	7%	—	7%
Asia-Pacific	4%	8%	(4)%	7%	2%	5%
Japan	4%	14%	(10)%	(4)%	1%	(5)%
Other Asia-Pacific	3%	(2)%	5%	31%	5%	26%
Europe	1%	(5)%	6%	22%	9%	13%

TIFFANY & CO.

RESULTS OF OPERATIONS

In the first quarter of 2008, the Company changed its method of accounting for inventories held by its U.S. subsidiaries and foreign branches from the last-in, first-out (“LIFO”) method to the average cost method. The average cost method is now used worldwide by the Company. All prior periods have been revised. See “Item 8. Financial Statements and Supplementary Data — Note B. Summary of Significant Accounting Policies.”

Certain operating data as a percentage of net sales were as follows:

	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	42.5	43.6	42.5

Gross profit	57.5	56.4	57.5
Other operating income	—	3.5	—
Restructuring charges	3.4	—	—
Selling, general and administrative expenses	41.0	41.0	39.5

Earnings from continuing operations	13.1	18.9	18.0
Interest expense, financing costs and other income, net	1.0	0.2	0.4

Earnings from continuing operations before income taxes	12.1	18.7	17.6
Provision for income taxes	4.4	6.8	6.4

Net earnings from continuing operations	7.7	11.9	11.2
Loss from discontinued operations, net of tax	—	(0.9)	(0.5)

Net earnings	7.7%	11.0%	10.7%

Net Sales

Effective with the first quarter of 2008, management has changed segment reporting to reflect operating results for the following regions: the Americas, Asia-Pacific and Europe (see “Item 8. Financial Statements and Supplementary Data — Note A. Nature of Business”). Net sales were as follows:

				2008 vs. 2007	2007 vs. 2006
(in thousands)	2008	2007	2006	% Change	% Change

Americas	$1,586,636	$1,759,868	$1,577,744	(10)%	12%
Asia-Pacific	921,988	853,759	748,004	8%	14%
Europe	284,630	243,579	185,398	17%	31%
Other	66,743	81,565	49,588	(18)%	64%

	$2,859,997	$2,938,771	$2,560,734	(3)%	15%

Comparable Store Sales. Reference will be made to comparable store sales below. Comparable store sales include only sales transacted in company-operated stores and boutiques. A store’s sales are included in comparable store sales when the store has been open for more than 12 months. In markets other than Japan, sales for relocated stores are included in comparable store sales if the relocation occurs within the same geographical market. In Japan (included in the Asia-Pacific segment), sales for a new store or boutique are not included if the store or boutique was relocated from one department store to another or from a department store to a free-standing

TIFFANY & CO.

location. In all markets, the results of a store in which the square footage has been expanded or reduced remain in the comparable store base.

Americas. The Americas segment includes sales transacted in TIFFANY & CO. stores in the U.S., Canada and Latin/South America, as well as sales of TIFFANY & CO. products in certain of those markets through business-to-business, Internet, catalog and wholesale operations.

The following table presents the Americas and its components as a percentage of worldwide net sales:

	2008	2007	2006

United States
New York Flagship store	10%	10%	10%
Branch stores	35%	38%	40%
Internet and catalog	5%	6%	7%
Business-to-business	1%	2%	2%

Total United States	51%	56%	59%
Canada and Latin/South America	4%	4%	3%

	55%	60%	62%

Total sales in the Americas decreased $173,232,000, or 10%, in 2008 due to a decline in the number of units sold. This decrease included a 16%, or $220,999,000, decline in U.S. comparable store sales, partly offset by $58,065,000 of sales in U.S. non-comparable stores. The U.S. comparable store sales decline consisted of a 9% decrease in New York Flagship store sales and a 16% decline in comparable branch store sales. During the year, especially in the first half, the New York Flagship store benefited from increased sales to foreign tourists. In 2008, the Company opened six stores in the Americas. Internet and catalog sales in the U.S. decreased $18,655,000, or 10%, in 2008 due to a decrease in the number of orders shipped.

Total sales in the Americas increased $182,124,000, or 12%, in 2007 equally due to an increase in the average sales amount per unit and in the number of units sold. This increase included a 7%, or $94,451,000, sales increase in comparable U.S. retail stores and $51,478,000 of non-comparable U.S. stores. The U.S. comparable store sales increase in 2007 consisted of a 21% increase in New York Flagship store sales and a 4% increase in comparable branch store sales. In 2007, the Company opened eight stores and closed one in the Americas. Internet and catalog sales in the U.S. increased $8,049,000, or 5%, in 2007 due to an increase in the number of orders shipped.

Asia-Pacific. The Asia-Pacific segment includes sales transacted in TIFFANY & CO. stores in that region, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet and wholesale operations. The following table presents Asia-Pacific and its components as a percentage of worldwide net sales:

	2008	2007	2006

Japan	19%	17%	19%
Other Asia-Pacific	13%	12%	10%

	32%	29%	29%

Total sales in Asia-Pacific increased $68,229,000, or 8%, in 2008 due to an increase in the average sales amount per unit. This increase included comparable store sales growth of 4%, or $28,485,000, and non-comparable store sales of $33,178,000. On a constant-exchange-rate

TIFFANY & CO.

basis, Asia-Pacific sales increased 1% in 2008, while comparable store sales decreased 4% due to a 10% decline in Japan partly offset by a 5% increase in other countries. In 2008, the Company opened 10 stores and closed one in Asia-Pacific.

Total sales in Asia-Pacific increased $105,755,000, or 14%, in 2007 due to an increase in the average sales amount per unit. This increase included comparable store sales growth of 7%, or $45,221,000, and non-comparable store sales of $50,633,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 12% in 2007 and comparable store sales increased 5% due to a 26% increase in countries other than Japan, partly offset by a 5% decline in Japan. In 2007, the Company opened 10 stores and closed three in Asia-Pacific.

Europe. The Europe segment includes sales transacted in TIFFANY & CO. stores in that region, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet and wholesale operations. Europe represented 10%, 8% and 7% of worldwide net sales in 2008, 2007 and 2006. The United Kingdom represents approximately half of European sales.

Total sales in Europe increased $41,051,000, or 17%, in 2008 due to an increase in the number of units sold. This increase included non-comparable store sales of $34,910,000. On a constant-exchange-rate basis, sales in Europe increased 25% in 2008 and comparable store sales rose by 6%, reflecting growth in the United Kingdom and most Continental European markets. In 2008, the Company opened seven stores in Europe.

Total sales in Europe in 2007 increased $58,181,000, or 31%, due to an increase in the number of units sold. This increase included comparable store sales growth of 22%, or $32,634,000, and non-comparable store sales of $13,542,000. On a constant-exchange-rate basis, sales in Europe increased 22% in 2007 and comparable store sales rose 13%, reflecting strong growth in all markets. In 2007, the Company opened three stores in Europe.

Other. Other includes all non-reportable segments. Sales in Other consist primarily of wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs. In addition, Other includes worldwide sales made by businesses operated under trademarks or trade names other than TIFFANY & CO., such as IRIDESSE, and earnings received from third-party licensing agreements. In January 2009, management committed to a plan to close IRIDESSE stores as agreements are reached with landlords and as inventory is sold (see “Item 8. Financial Statements and Supplementary Data — Note C. Dispositions”).

Other sales declined $14,822,000, or 18%, in 2008 and increased $31,977,000, or 64%, in 2007. The decrease in sales in 2008 was attributed to lower wholesale sales of diamonds that were deemed not suitable for the Company’s needs, while the converse occurred in 2007. Wholesale diamond sales were $54,083,000 in 2008, $70,407,000 in 2007 and $39,848,000 in 2006.

Store Data. Gross square footage of Company-operated TIFFANY & CO. stores increased 9% to 935,000 in 2008, following a 9% increase to 860,000 in 2007. Sales per gross square foot generated by those stores were $2,603 in 2008, $2,890 in 2007 and $2,746 in 2006.

Gross Margin

Gross margin (gross profit as a percentage of net sales) improved 1.1 percentage points in 2008 and declined 1.1 percentage points in 2007. The primary components of the net increase in 2008 were: (i) a 0.7 percentage point improvement due to a $19,212,000 pre-tax charge in the prior year related to management’s decision to discontinue certain watch models; (ii) a 0.3 percentage point improvement due to decreased low-margin wholesale sales of diamonds; and (iii) the benefit from the Company’s precious metals hedging program. The primary components of the net decline in

TIFFANY & CO.

2007 were: (i) a 0.7 percentage point decline due to the previously-mentioned charge to discontinue certain watch models; (ii) a 0.6 percentage point decline due to increased low-margin wholesale sales of diamonds; which was partially offset by (iii) a 0.2 percentage point improvement due to the leverage effect of fixed product-related costs, which includes costs associated with merchandising and distribution.

The Company adjusts its retail prices from time to time to address specific market conditions, product cost increases and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses is consumer demand for the product category involved. Consumer demand is influenced by consumer confidence and competitive pricing conditions. Management has made no determination to reduce or increase prices across all merchandise categories or across the jewelry category, but will continue to address product pricing on a case-by-case basis, as it did in 2008 when it reduced prices on diamond engagement rings in the U.S. The Company uses a limited number of derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 8. Financial Statements and Supplementary Data — Note J. Financial Instruments”).
Other Operating Income

In 2007, the Company entered into a sale-leaseback arrangement for the land and multi-tenant building housing a TIFFANY & CO. store in Tokyo’s Ginza shopping district. The Company secured a long-term lease and is leasing back the portion of the property that it occupied immediately prior to the transaction. The transaction resulted in a pre-tax gain of $105,051,000 and a deferred gain of $75,244,000, which will be amortized in selling, general and administrative expenses over a 15-year period. The pre-tax gain represents the profit on the sale of the property in excess of the present value of the minimum lease payments. The lease is accounted for as an operating lease. The lease expires in 2032; however, the Company has options to terminate the lease in 2022 and 2027 without penalty.

Restructuring Charges

To address the continuing economic downturn, the Company has implemented various cost reduction initiatives, one of which was a reduction of approximately 10% of the Company’s total employee base, primarily in the U.S. The Company believes these reductions more closely align staffing with anticipated sales levels. Associated with this reduction, the Company recorded a pre-tax charge of $97,839,000. This charge included $63,005,000 related to pension and postretirement medical benefits, $33,166,000 related to severance costs and $1,668,000 primarily related to stock-based compensation. See “Item 8. Financial Statements and Supplementary Data — Note D. Restructuring Charges.”

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased $32,398,000, or 3%, in 2008 and increased $194,236,000, or 19%, in 2007. SG&A expenses in those years are not comparable due to several nonrecurring charges recorded in those periods.

SG&A expenses in 2008 included the following nonrecurring items:

•	$11,062,000 impairment charge on the investment in Target Resources plc (see “Liquidity and Capital Resources” below);

TIFFANY & CO.

•	$3,382,000 charge for the closing of a diamond polishing facility in Yellowknife, Northwest Territories (see “Item 8. Financial Statements and Supplementary Data — Note C. Dispositions”); and

•	$1,249,000 charge primarily related to severance costs associated with the closing of IRIDESSE (see “Item 8. Financial Statements and Supplementary Data — Note C. Dispositions”).

SG&A expenses in 2007 included the following nonrecurring items:

•	$47,981,000 impairment charge on the note receivable from Tahera Diamond Corporation (“Tahera”) (see “Liquidity and Capital Resources” below);

•	$15,532,000 impairment charge for losses in the IRIDESSE business as a result of lower-than-expected store performance and a related reduction in future cash flow projections; and

•	$10,000,000 contribution to The Tiffany & Co. Foundation, a private charitable foundation established by the Company. The contribution was made from proceeds received from the sale-leaseback of the land and multi-tenant building housing a TIFFANY & CO. store in Tokyo’s Ginza shopping district.

Excluding the nonrecurring charges noted above, SG&A expenses in 2008 and 2007 would have been $1,156,899,000 and $1,131,477,000. This increase of $25,422,000, or 2%, was primarily due to increased depreciation and occupancy expenses of $22,792,000 and labor and benefits costs of $19,020,000, both of which were largely due to new and existing stores, and marketing expenses of
$15,477,000, partly offset by a $37,645,000 decrease in management incentive and stock-based compensation.

Excluding the nonrecurring charges noted above, SG&A expenses increased $120,723,000, or 12%, in 2007 primarily due to increased labor and benefit costs of $42,136,000 and increased depreciation and store occupancy expenses of $37,805,000, both of which were largely due to new and existing stores, as well as an increase of $12,287,000 in marketing expenses.

The Company’s SG&A expenses are largely fixed in nature. Variable costs (which include items such as variable store rent, sales commissions and fees paid to credit card companies) represent approximately one-fifth of total SG&A expenses.

TIFFANY & CO.

Earnings from Continuing Operations

		% of		% of		% of
(in thousands)	2008	Sales*	2007	Sales*	2006	Sales*

Earnings (losses) from continuing operations:
Americas	$317,964	20.0%	$395,011	22.4%	$342,877	21.7%
Asia-Pacific	233,958	25.4%	227,117	26.6%	211,568	28.3%
Europe	58,725	20.6%	57,385	23.6%	31,964	17.2%
Other	(24,868)	(37.3)%	(33,038)	(40.5)%	(14,379)	(29.0)%

	585,779		646,475		572,030
Unallocated corporate expenses	(101,889)	(3.6)%	(127,007)	(4.3)%	(109,964)	(4.3)%
Restructuring charges	(97,839)		—		—
Other operating income	—		105,051		—
Other operating expenses	(11,062)		(67,193)		—

Earnings from continuing operations	$374,989		$557,326		$462,066

*Percentages represent earnings (losses) from continuing operations as a percentage of each segment’s net sales.

Earnings from continuing operations decreased 33% in 2008. On a segment basis, the ratio of earnings (losses) from continuing operations to each segment’s net sales in 2008 compared with 2007 was as follows:

•	Americas – the ratio decreased 2.4 percentage points. While there was a decline in SG&A expenses tied to reduced management incentive compensation, overall profitability declined due to the sales shortfall;

•	Asia-Pacific – the ratio decreased 1.2 percentage points primarily due to a decline in gross margin due to a shift in product sales mix and increased operating expenses related to new store openings;

•	Europe – the ratio decreased 3.0 percentage points primarily due to increased operating expenses related to new store openings; and

•	Other – the ratio improved 3.2 percentage points. 2008 results include a $7,549,000 pre-tax charge related to the Company’s plans to close IRIDESSE; see “Item 8. Financial Statements and Supplementary Data – Note C. Dispositions” for further details. 2007 results include the $15,532,000 impairment charge associated with the IRIDESSE business. See “Selling, General and Administrative Expenses” above for further details. Excluding the charges noted, total losses, primarily associated with the IRIDESSE business, in 2008 approximated losses in 2007.

Earnings from continuing operations rose 21% in 2007. On a segment basis, the ratio of earnings (losses) from continuing operations to each segment’s net sales in 2007 compared with 2006 was as follows:

•	Americas – the ratio increased 0.7 percentage point primarily due to the leverage effect of sales growth on operating expenses;

•	Asia-Pacific – the ratio decreased 1.7 percentage points primarily due to a decline in gross margin in Japan due to changes in product sales mix;

TIFFANY & CO.

•	Europe – the ratio increased 6.4 percentage points primarily due to the leverage effect of sales growth on operating expenses and a change in product sales mix; and

•	Other – the loss ratio increased 11.5 percentage points, which was more than entirely driven by the previously-mentioned impairment charge associated with the IRIDESSE business.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Unallocated corporate expenses in 2007 include a $10,000,000 contribution to The Tiffany & Co. Foundation.

Restructuring charges represents a $97,839,000 pre-tax charge associated with the Company’s staffing reduction initiatives. See “Item 8. Financial Statements and Supplementary Data – Note D. Restructuring Charges” for further information.

Other operating income in 2007 represents the $105,051,000 pre-tax gain on the sale-leaseback of the land and multi-tenant building housing a TIFFANY & CO. store in Tokyo’s Ginza shopping district.

Other operating expenses in 2008 represent a pre-tax impairment charge related to the Company’s investment in Target Resources plc. See “Liquidity and Capital Resources” below for further details. Other operating expenses in 2007 include the $47,981,000 impairment charge on the note receivable from Tahera (see “Liquidity and Capital Resources” below for further information) and the $19,212,000 pre-tax charge related to management’s decision to discontinue certain watch models (see “Item 8. Financial Statements and Supplementary Data – Note F. Inventories” for further details).

Interest Expense and Financing Costs

Interest expense increased $4,267,000 in 2008 primarily due to increased borrowings. Interest expense decreased $1,345,000 in 2007 primarily due to reduced borrowings under the revolving credit facility and repayments of long-term debt obligations.

Other Income, Net

Other income, net includes interest income, gains/losses on investment activities and foreign currency transactions, and minority interest income/expense. Other income, net decreased $16,516,000 in 2008 primarily due to (i) a $5,673,000 change in foreign currency gains/losses associated with the settlement of foreign payables, (ii) a $4,300,000 charge related to the unrealized gains and interest receivable associated with interest rate swaps that the Company determined were impaired (see “Item 8. Financial Statements and Supplementary Data – Note J. Financial Instruments”) and (iii) a decline in interest income. Other income, net increased $1,012,000 in 2007.

Provision for Income Taxes

The effective income tax rate was 36.4% in 2008, compared with 36.1% in 2007 and 36.3% in 2006.

TIFFANY & CO.

Loss from Discontinued Operations, Net of Tax

The Company sold Little Switzerland, Inc. in 2007 and recorded in discontinued operations a $54,260,000 pre-tax impairment charge ($22,602,000 after tax) due to the sale. The loss from discontinued operations in 2006 included a pre-tax charge of $6,893,000 related to the impairment of goodwill for the Little Switzerland business as a result of store performance and cash flow projections. See “Item 8. Financial Statements and Supplementary Data – Note C. Dispositions.”

2009 Outlook

The turmoil in the current retail environment has made it more difficult to predict with certainty when the global economy will stabilize and recover or when consumer sentiment with respect to jewelry purchases will improve. In order to plan the Company’s expenditures, management’s financial performance objectives are based on the following assumptions, which may or may not prove valid, and which should be read in conjunction with “Item 1A. Risk Factors” on page K-16:

•	A net sales decline of approximately 11% composed of (i) a mid-teens percentage decrease in the Americas (greater in the first half of the year); (ii) a mid single-digit percentage decrease in Asia-Pacific; (iii) a high single-digit percentage decrease in Europe; and (iv) a 20% decrease in Other sales.

o	The Company’s worldwide expansion strategy is to continue to open Company-operated TIFFANY & CO. stores and boutiques annually. The Company has moderated the rate of anticipated store openings in 2009 to five in the Americas, seven in Asia-Pacific and one in Europe.

•	A decline in operating margin compared against the prior year (when excluding the nonrecurring items in 2008 listed in the notes to Item 6. Selected Financial Data) based upon an expected decline in gross margin and an increase in the ratio of SG&A expenses to net sales.

o	This forecast includes (i) savings of $60,000,000 resulting from the staff reduction initiatives taken at the end of 2008; (ii) reduced marketing spending; and (iii) variable and other fixed cost savings.

•	Other expenses, net of approximately $50,000,000, which represents an increase from the prior year due to higher interest expense as a result of recent debt issuances.

•	An effective tax rate of 37%.

•	Net earnings from continuing operations per diluted share of $1.50 – $1.60.

•	Net inventories declining by a single-digit percentage.

•	Capital expenditures of $100,000,000.

LIQUIDITY AND CAPITAL RESOURCES

The global credit and equity markets have also undergone significant disruption, making it difficult for many businesses to obtain financing on favorable terms. To that end, the Company has taken steps to address these new challenges. First, as noted in the 2009 Outlook section above, the Company has implemented cost reduction initiatives to better align the Company’s expenses with

TIFFANY & CO.

the expected sales decline. Secondly, the Company secured $350,000,000 of long-term debt, which included $250,000,000 entered into in February 2009 (see “Recent Borrowings and Contractual Cash Obligations and Commercial Commitments” below) to: (i) refinance debt obligations that have come due or are expected to mature over the next year; (ii) use the funds for general corporate purposes; and (iii) provide for financial flexibility in the event that disruptions in the economy or credit markets continue or worsen.

The Company is party to a multibank, multicurrency, committed $450,000,000 unsecured revolving credit facility (“Credit Facility”), and has the option to increase the committed amount to $500,000,000. The Credit Facility is intended for working capital and other corporate purposes. There was $140,834,000 outstanding under the Credit Facility at January 31, 2009. The Credit Facility expires in July 2010 and the Company intends to renew the facility.

Management believes that the additional sources of funding that the Company recently secured, cash on hand, internally-generated cash flows and the funds available under its revolving Credit Facility are sufficient to support the Company’s planned worldwide business expansion, debt service, capital expenditures, working capital needs and dividends for the foreseeable future. Based on the Company’s business plan for 2009, management expects the Company to generate free cash flow (cash flow from operating activities minus capital expenditures) in excess of $400,000,000.

The following table summarizes cash flows from operating, investing and financing activities:

(in thousands)	2008	2007	2006

Net cash provided by (used in):
Operating activities	$133,224	$391,395	$239,036
Investing activities	(161,690)	335,170	(197,137)
Financing activities	(39,708)	(664,408)	(248,871)
Effect of exchange rates on cash and cash equivalents	(18,035)	15,610	3,162
Net cash used in discontinued operations	—	(7,616)	(13,296)

Net (decrease) increase in cash and cash equivalents	$(86,209)	$70,151	$(217,106)

Operating Activities

The Company had net cash inflows from operating activities of $133,224,000 in 2008, $391,395,000 in 2007 and $239,036,000 in 2006. The decrease in 2008 from 2007 primarily resulted from increased income tax payments largely associated with the sale-leasebacks of TIFFANY & CO. stores in Tokyo’s Ginza shopping district and on London’s Old Bond Street and increased inventory purchases. The increase in 2007 from 2006 primarily resulted from increased net earnings from continuing operations and smaller growth in inventories. Taxes payable also increased in 2007 due to the increase in net earnings.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,446,812,000 and 3.4 at January 31, 2009, compared with $1,337,454,000 and 3.3 at January 31, 2008.

Accounts receivable, less allowances, at January 31, 2009 were 15% lower than at January 31, 2008 primarily due to a decline in sales. Changes in foreign currency exchange rates had an

TIFFANY & CO.

insignificant effect on the change in accounts receivable. On a 12-month rolling basis, accounts receivable turnover was 17 times in 2008 and 18 times in 2007.

Inventories, net at January 31, 2009 were 17% above January 31, 2008 reflecting weaker sales trends particularly in the fourth quarter. Combined raw material and work-in-process inventories increased 13% which also reflected expanded diamond sourcing operations, as well as higher gemstone costs. Finished goods inventories increased 18% which also reflected store openings, increased product costs and broadened product assortments. Changes in foreign currency exchange rates had an insignificant effect on the change in inventories, net.

Investing Activities

The Company had a net cash outflow from investing activities of $161,690,000 in 2008, a net cash inflow of $335,170,000 in 2007 and a net cash outflow of $197,137,000 in 2006. Investing activities in 2007 included proceeds from the sale of assets.

Proceeds from Sale of Assets. In 2007, the Company received total proceeds of $509,035,000 which consisted of the following transactions:

•	A sale-leaseback arrangement for the land and multi-tenant building housing a TIFFANY & CO. store in Tokyo’s Ginza shopping district. The Company received proceeds of $327,537,000 (¥38,050,000,000) (see “Other Operating Income” above for more information).

•	A sale-leaseback arrangement for the building housing a TIFFANY & CO. store on London’s Old Bond Street. Following the renovation of the store, the Company secured a long-term lease. The Company sold the building for proceeds of $148,628,000 (£73,000,000) and simultaneously entered into a 15-year lease with two 10-year renewal options. The transaction resulted in a deferred gain of $63,961,000, which will be amortized in SG&A expenses over a 15-year period. The Company continues to occupy the entire building and the lease is accounted for as an operating lease.

•	Net proceeds of $32,870,000 associated with the sale of Little Switzerland.

Capital Expenditures. Capital expenditures were $154,409,000 in 2008, $185,608,000 in 2007 and $174,551,000 in 2006, representing 5%, 6% and 7% of net sales in those respective years. In all three years, expenditures were primarily related to the opening, renovation and expansion of stores and distribution facilities and ongoing investments in new systems.

Marketable Securities. The Company invests excess cash in short-term investments and marketable securities. The Company had (net purchases of) or net proceeds from investments in marketable securities and short-term investments of ($1,543,000), $13,182,000 and ($13,063,000) during 2008, 2007 and 2006.

Financing Activities

The Company had net cash outflows from financing activities of $39,708,000 in 2008, $664,408,000 in 2007 and $248,871,000 in 2006, largely reflecting share repurchase activity.

Dividends. Cash dividends on the Company’s Common Stock have been increased for six consecutive years, and twice in 2007. The Company’s Board of Directors declared quarterly dividends which totaled $0.66, $0.52 and $0.38 per common share in 2008, 2007 and 2006. Cash

TIFFANY & CO.

dividends paid were $82,258,000 in 2008, $69,921,000 in 2007 and $52,611,000 in 2006. The dividend payout ratio (dividends as a percentage of net earnings) was 37% in 2008, 22% in 2007 and 19% in 2006.

Stock Repurchases. In January 2008, the Company’s Board of Directors amended the existing share repurchase program to extend the expiration date of the program to January 2011 and to authorize the repurchase of up to an additional $500,000,000 of the Company’s Common Stock. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price, cash availability forecasts and other market conditions.

The Company’s stock repurchase activity was as follows:

(in thousands, except per share amounts)	2008	2007	2006

Cost of repurchases	$218,379	$574,608	$281,176
Shares repurchased and retired	5,375	12,374	8,149
Average cost per share	$40.63	$46.44	$34.50

At January 31, 2009, there remained $402,427,000 of authorization for future repurchases.

At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flow and capital requirements. The Company suspended share repurchases during the third quarter of 2008 in order to conserve cash.

Recent Borrowings. In October 2008, the Company entered into a short-term unsecured facility agreement for ¥6,500,000,000 ($66,001,000 at issuance) due March 2009. In December 2008, the Company repaid ¥2,300,000,000 ($25,473,000 at repayment). ¥4,200,000,000 ($46,721,000) remains outstanding at January 31, 2009. The facility was used for working capital and general corporate purposes. The weighted-average interest rate at January 31, 2009 was 1.90%.

In November 2008, the Company entered into a short-term note agreement for $50,000,000 due March 2009, bearing interest at a rate of 4.50% payable monthly in arrears. These funds were used for working capital and general corporate purposes.

In December 2008, the Company entered into a long-term note agreement for $100,000,000 due December 2015, bearing interest at a rate of 9.05%. The proceeds will be used to refinance existing indebtedness and for general corporate purposes.

In 2008, the Company repaid $60,000,000 of its 6.90% Series A Senior Notes and $13,483,000 of certain outstanding term loans.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 45% and 26% at January 31, 2009 and 2008. The increase in the ratio as of January 31, 2009 largely reflects substantial share repurchase activity during the first three quarters of 2008 and increased borrowings.

At January 31, 2009, the Company was in compliance with all debt covenants.

TIFFANY & CO.

Contractual Cash Obligations and Commercial Commitments

The following is a summary of the Company’s contractual cash obligations at January 31, 2009:

(in thousands)	Total	2009	2010-2011	2012-2013	Thereafter

Unrecorded contractual obligations:
Operating leases	$987,837	$120,210	$210,098	$168,728	$488,801
Inventory purchase obligations	300,580	96,580	104,000	100,000	—
Interest on debt [a]	93,991	22,879	33,698	20,068	17,346
Construction-in-progress	14,868	14,868	—	—	—
Non-inventory purchase obligations	6,257	6,257	—	—	—
Other contractual obligations [b]	13,382	10,733	1,548	1,082	19
Recorded contractual obligations:
Short-term borrowings	242,966	242,966	—	—	—
Long-term debt	465,838	40,426	262,480	62,932	100,000

	$2,125,719	$554,919	$611,824	$352,810	$606,166

a)	Excludes interest payments on amounts outstanding under available lines of credit, as the outstanding amounts fluctuate based on the Company’s working capital needs. Variable-rate interest payments were estimated based on rates at January 31, 2009. Actual payments will differ based on changes in interest rates.

b)	Other contractual obligations consist primarily of royalty commitments.

The summary above does not include the following items:

•	$250,000,000 of long-term debt due in 2017 and 2019 and associated interest payments which was entered into subsequent to January 31, 2009 (see “Item 8. Financial Statements and Supplementary Data – Note S. Subsequent Event”).

•	Cash contributions to the Company’s pension plan and cash payments for other postretirement obligations. The Company plans to contribute approximately $30,000,000 to the pension plan in 2009. However, this expectation is subject to change if actual asset performance is different than the assumed long-term rate of return on pension plan assets. The Company estimates cash payments for postretirement health-care and life insurance benefit obligations to be $2,416,000 in 2009.

•	Unrecognized tax benefits at January 31, 2009 of $48,016,000 and accrued interest and penalties of $6,464,000. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Ongoing audits are in various stages of completion and, while the Company does not anticipate any material changes in unrecognized income tax benefits over the next 12 months, future developments in the audit process may result in a change in these assessments.

TIFFANY & CO.

The following is a summary of the Company’s outstanding borrowings and available capacity under the Credit Facility and other lines of credit at January 31, 2009:

	Total	Borrowings	Available
(in thousands)	Capacity	Outstanding	Capacity

Credit Facility*	$450,000	$140,834	$309,166
Other lines of credit	15,499	5,411	10,088

	$465,499	$146,245	$319,254

*This facility matures in July 2010 and the capacity may be increased to $500,000,000.

In addition, the Company had letters of credit and financial guarantees of $16,389,000 at January 31, 2009, of which $15,627,000 expires within one year.

The Company invested $12,533,000 in Target Resources plc (“Target”), a mining and exploration company operating in Sierra Leone, consisting primarily of common stock, notes receivable and prepaid inventory. In addition, the Company entered into an agreement with Target to purchase, market and sell all diamonds extracted, produced or otherwise recovered from mining operations controlled by Target or its affiliates. As of January 31, 2009, all commitments associated with these investments were fully funded and no further amounts remain available to Target. In recent months, Target has been experiencing operational and financial difficulties in meeting its forecasts, and the current global economic conditions, specifically in the fourth quarter, have caused rough diamond prices to decline sharply which has also negatively affected Target’s financial results. As a result of these events, management believes there is uncertainty in Target’s ability to meet its future financial projections and, therefore, determined that the recoverability of the Company’s investments is not probable. During the fourth quarter of 2008, the Company recorded impairment charges of $11,062,000 within SG&A expenses and $1,311,000 in other income, net in the consolidated statement of earnings.

The Company was party to a CDN$35,000,000 ($35,423,000 at January 31, 2008) credit facility and a CDN$8,000,000 ($8,097,000 at January 31, 2008) working capital loan commitment (collectively the “Commitment”) to Tahera, a Canadian diamond mining and exploration company. In consideration of the Commitment, the Company was granted the right to purchase or market all diamonds mined at the Jericho mine. This mine had been developed and constructed by Tahera in Nunavut, Canada (the “Project”). Indebtedness under the Commitment is secured by certain assets of the Project. Although the Project had been operational, Tahera continued to experience financial losses as a result of production problems, appreciation of the Canadian dollar versus the U.S. dollar, the rise of oil prices and other costs relative to declining diamond prices. Due to the financial difficulties, in January 2008, Tahera filed for protection from creditors pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”) in Canada and had to cease operations of the Project. The Company considered the value of the assets of the Project that secured the Commitment and determined that the assets were closely associated with the underlying Project and, therefore, in order to retain their value, the assets must be part of a fully operational mine. As a result, in the fourth quarter of 2007, the Company’s management determined that collectibility of the outstanding Commitment and realization upon the liens securing the Commitment was not probable. Therefore, in 2007, the Company recorded an impairment charge of $47,981,000, within SG&A expenses, for the full amount outstanding including accrued interest under the Commitment. Further, during the fourth quarter of 2008, the Commitment and the liens were assigned for a nominal value to an unrelated third party in exchange for the right to participate in future profits, if any, derived from the exploitation of the assets. These events will not have a material impact on the Company’s future operations, as the Tahera mine was never a significant source of rough diamonds for the Company.

TIFFANY & CO.

Seasonality

As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Management expects such seasonality to continue.

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates, and the differences could be material. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements and records any necessary adjustments.

The development and selection of critical accounting estimates and the related disclosures below have been reviewed with the Audit Committee of the Company’s Board of Directors. The following critical accounting policies that rely on assumptions and estimates were used in the preparation of the Company’s consolidated financial statements:

Inventory. The Company writes down its inventory for discontinued and slow-moving products. This write-down is equal to the difference between the cost of inventory and its estimated market value, and is based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs might be required. The Company has not made any material changes in the accounting methodology used to establish its reserve for discontinued and slow-moving products during the past three years. At January 31, 2009, a 10% change in the reserve for discontinued and slow-moving products would have resulted in a change of $4,396,000 in inventory and cost of sales. The Company’s inventories are valued using the average cost method. Fluctuation in inventory levels, along with the costs of raw materials, could affect the carrying value of the Company’s inventory.

Long-lived assets. The Company’s long-lived assets are primarily property, plant and equipment. The Company reviews its long-lived assets for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company recorded impairment charges of $15,532,000 in 2007 and did not record any material impairment charges in 2008 or 2006 (see “Item 8. Financial Statements and Supplementary Data – Note B. Summary of Significant Accounting Policies”).

Goodwill. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed. The evaluation, based upon discounted cash flows, requires management to estimate future cash flows, growth rates and economic and market conditions. The Company recorded impairment charges of $6,893,000 in 2006 within loss from discontinued operations (see “Item 8. Financial Statements and Supplementary Data – Note C. Dispositions”). The 2008 and 2007 evaluations resulted in no impairment charges.

TIFFANY & CO.

Income taxes. The Company is subject to income taxes in both the U.S. and foreign jurisdictions. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. Significant judgments and estimates are required in determining the consolidated income tax expense. The Company’s income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflects management’s best assessment of estimated future taxes to be paid.

Foreign and domestic tax authorities periodically audit the Company’s income tax returns. These audits often examine and test the factual and legal basis for positions the Company has taken in its tax filings with respect to its tax liabilities, including the timing and amount of deductions and the allocation of income among various tax jurisdictions (“tax filing positions”). Management believes that its tax filing positions are reasonable and legally supportable. However, in specific cases, various tax authorities may take a contrary position. In evaluating the exposures associated with the Company’s various tax filing positions, management records reserves using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” Earnings could be affected to the extent the Company prevails in matters for which reserves have been established or is required to pay amounts in excess of established reserves.

In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, management considers all available evidence. The Company records valuation allowances when management determines it is more likely than not that deferred tax assets will not be realized in the future.

Employee benefit plans. The Company maintains several pension and retirement plans, as well as provides certain postretirement health-care and life insurance benefits for retired employees. The Company makes certain assumptions that affect the underlying estimates related to pension and other postretirement costs. Significant changes in interest rates, the market value of securities and projected health-care costs would require the Company to revise key assumptions and could result in a higher or lower charge to earnings.

The Company used a discount rate of 6.50% to determine its 2008 pension and postretirement expense for all U.S. plans. Holding all other assumptions constant, a 0.5% increase in the discount rate would have decreased 2008 pension and postretirement expenses by $2,477,000 and $355,000. A decrease of 0.5% in the discount rate would have increased the 2008 pension and postretirement expenses by $3,927,000 and $223,000. The discount rate is subject to change each year, consistent with changes in the yield on applicable high-quality, long-term corporate bonds. Management selects a discount rate at which pension and postretirement benefits could be effectively settled based on (i) an analysis of expected benefit payments attributable to current employment service and (ii) appropriate yields related to such cash flows.

The Company used an expected long-term rate of return of 7.50% to determine its 2008 pension expense. Holding all other assumptions constant, a 0.5% change in the long-term rate of return would have changed the 2008 pension expense by $1,044,000. The expected long-term rate of return on pension plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan’s current asset mix, investment strategy and the historical performance of plan assets.

TIFFANY & CO.

For postretirement benefit measurement purposes, a 9.00% annual rate of increase in the per capita cost of covered health care was assumed for 2009. The rate was assumed to decrease gradually to 5.00% by 2016 and remain at that level thereafter. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the aggregate service and interest cost components of the 2008 postretirement expense.

NEW ACCOUNTING STANDARDS

See “Item 8. Financial Statements and Supplementary Data – Note B. Summary of Significant Accounting Policies.”

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

[Remainder of this page is intentionally left blank]

TIFFANY & CO.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from fluctuations in foreign currency exchange rates and precious metal prices, which could affect its consolidated financial position, earnings and cash flows. The Company manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading or speculative purposes, and does not maintain such instruments that may expose the Company to significant market risk.

Foreign Currency Risk

The Company uses yen put options to minimize the potential effect of a weakening Japanese yen on U.S. dollar-denominated transactions over a maximum term of 12 months. The fair value of yen put options is sensitive to changes in yen exchange rates. If the market yen exchange rate at the time of an option’s expiration is stronger than the contracted exchange rate, the Company allows the option to expire, limiting its loss to the cost of the option contract. The cost of outstanding option contracts at January 31, 2009 and 2008 was $3,320,000 and $3,369,000. At January 31, 2009 and 2008, the fair value of outstanding yen put options was $920,000 and $863,000. The fair value of the options was primarily determined using quoted market prices for these instruments. At January 31, 2009 and 2008, a 10% appreciation in yen exchange rates (i.e. a strengthening yen) from the prevailing market rates would have resulted in a fair value of $473,000 and $230,000. At January 31, 2009 and 2008, a 10% depreciation in yen exchange rates (i.e. a weakening yen) from the prevailing market rates would have resulted in a fair value of $4,622,000 and $7,786,000.

The Company also uses foreign exchange forward contracts to protect against changes in local currencies. Gains or losses on these forward contracts substantially offset losses or gains on the assets, liabilities and transactions being hedged. The maximum term of the outstanding forward contracts as of January 31, 2009 was six months. The fair value was primarily determined using quoted market prices for these instruments. At January 31, 2009, the fair value of the Company’s outstanding foreign exchange forward contracts was $3,938,000. At January 31, 2009, a 10% appreciation in the hedged foreign exchange rates (i.e. strengthening foreign currencies) from the prevailing market rates would have resulted in a fair value of ($5,111,000). At January 31, 2009, a 10% depreciation in the hedged foreign exchange rates (i.e. weakening foreign currencies) from the prevailing market rates would have resulted in a fair value of $5,323,000. The fair value of the outstanding foreign exchange forward contracts at January 31, 2008 was not significant.

Precious Metal Price Risk

The Company uses a combination of call and put option contracts in net-zero-cost collar arrangements (“collars”) as hedges of a portion of forecasted purchases of platinum and silver for internal manufacturing. If the price of the precious metal at the time of the expiration of the collar is within the call and put price, the collar would expire at no cost to the Company. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. The fair value was primarily determined using quoted market prices for these instruments. The fair value of the outstanding collars was ($6,637,000) and $6,435,000 at January 31, 2009 and 2008. In 2008, the Company experienced an unrealized loss on its hedging instruments due to sharp declines in the price of precious metals subsequent to the period in which the collars were entered into. At January 31, 2009 and 2008, a 10% appreciation in precious metal prices from the prevailing market rates would have resulted in a fair value of ($4,964,000) and $11,000,000. At January 31, 2009 and 2008, a 10% depreciation in precious metal prices from the prevailing market rates would have resulted in a fair value of ($7,379,000) and $2,954,000.

TIFFANY & CO.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Tiffany & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders’ equity and comprehensive earnings, and of cash flows present fairly, in all material respects, the financial position of Tiffany & Co. and its subsidiaries (the “Company”) at January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note B to the consolidated financial statements, the Company changed the manner in which it accounts for inventories in 2008.

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

TIFFANY & CO.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 30, 2009

TIFFANY & CO.

CONSOLIDATED BALANCE SHEETS

	January 31,

(in thousands, except per share amounts)	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$160,445	$246,654
Accounts receivable, less allowances of $9,934 and $9,712	164,447	193,974
Inventories, net	1,601,236	1,372,397
Deferred income taxes	13,640	20,218
Prepaid expenses and other current assets	108,966	89,072

Total current assets	2,048,734	1,922,315

Property, plant and equipment, net	741,048	748,210
Deferred income taxes	166,517	158,579
Other assets, net	145,984	171,800

	$3,102,283	$3,000,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$242,966	$44,032
Current portion of long-term debt	40,426	65,640
Accounts payable and accrued liabilities	223,566	203,622
Income taxes payable	27,653	203,611
Merchandise and other customer credits	67,311	67,956

Total current liabilities	601,922	584,861

Long-term debt	425,412	343,465
Pension/postretirement benefit obligations	200,603	79,254
Deferred gains on sale-leasebacks	133,641	145,599
Other long-term liabilities	152,334	131,610

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 123,844 and 126,753	1,238	1,268
Additional paid-in capital	687,267	632,671
Retained earnings	971,299	1,037,663
Accumulated other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	(26,238)	42,117
Deferred hedging (loss) gain	(8,984)	889
Unrealized loss on marketable securities	(6,140)	(621)
Net unrealized (loss) gain on benefit plans	(30,071)	2,128

Total stockholders’ equity	1,588,371	1,716,115

	$3,102,283	$3,000,904

 See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended January 31,

(in thousands, except per share amounts)	2009	2008	2007

Net sales	$2,859,997	$2,938,771	$2,560,734

Cost of sales	1,214,577	1,281,506	1,087,914

Gross profit	1,645,420	1,657,265	1,472,820

Other operating income	—	105,051	—

Restructuring charges	97,839	—	—

Selling, general and administrative expenses	1,172,592	1,204,990	1,010,754

Earnings from continuing operations	374,989	557,326	462,066

Interest expense and financing costs	28,991	24,724	26,069

Other income, net	77	16,593	15,581

Earnings from continuing operations before income taxes	346,075	549,195	451,578

Provision for income taxes	126,053	198,170	163,915

Net earnings from continuing operations	220,022	351,025	287,663

Loss from discontinued operations, net of tax	—	(27,547)	(14,766)

Net earnings	$220,022	$323,478	$272,897

Earnings per share:
Basic
Net earnings from continuing operations	$1.76	$2.61	$2.08
Net loss from discontinued operations	—	(0.21)	(0.11)

Net earnings	$1.76	$2.40	$1.97

Diluted
Net earnings from continuing operations	$1.74	$2.54	$2.04
Net loss from discontinued operations	—	(0.20)	(0.10)

Net earnings	$1.74	$2.34	$1.94

Weighted-average number of common shares:
Basic	124,734	134,748	138,362
Diluted	126,410	138,140	140,841

 See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS

			Accumulated
	Total		Other	Common Stock
	Stockholders’	Retained	Comprehensive			Additional
(in thousands)	Equity	Earnings	Gain (Loss)	Shares	Amount	Paid-In Capital

Balances, January 31, 2006	$1,870,985	$1,371,393	$9,207	142,509	$1,425	$488,960
Exercise of stock options and vesting of restricted stock units (“RSUs”)	21,689	—	—	1,394	13	21,676
Tax benefit from exercise of stock options and vesting of RSUs	5,927	—	—	—	—	5,927
Share-based compensation expense	33,473	—	—	—	—	33,473
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings (“EPSRS”) Plan	4,550	—	—	121	1	4,549
Purchase and retirement of Common Stock	(281,176)	(262,697)	—	(8,149)	(81)	(18,398)
Cash dividends on Common Stock	(52,611)	(52,611)	—	—	—	—
Deferred hedging loss, net of tax	(1,201)	—	(1,201)	—	—	—
Unrealized loss on marketable securities, net of tax	(501)	—	(501)	—	—	—
Foreign currency translation adjustments, net of tax	6,565	—	6,565	—	—	—
Net unrealized loss on benefit plans, net of tax	(16,660)	—	(16,660)	—	—	—
Net earnings	272,897	272,897	—	—	—	—

Balances, January 31, 2007	1,863,937	1,328,982	(2,590)	135,875	1,358	536,187
Implementation effect of FIN No. 48	(4,299)	(4,299)	—	—	—	—

Balances, February 1, 2007	1,859,638	1,324,683	(2,590)	135,875	1,358	536,187
Exercise of stock options and vesting of RSUs	68,830	—	—	3,200	32	68,798
Tax benefit from exercise of stock options and vesting of RSUs	20,802	—	—	—	—	20,802
Share-based compensation expense	38,343	—	—	—	—	38,343
Issuance of Common Stock under EPSRS Plan	2,450	—	—	52	1	2,449
Purchase and retirement of Common Stock	(574,608)	(540,577)	—	(12,374)	(123)	(33,908)
Cash dividends on Common Stock	(69,921)	(69,921)	—	—	—	—
Deferred hedging loss, net of tax	(1,157)	—	(1,157)	—	—	—
Unrealized loss on marketable securities, net of tax	(799)	—	(799)	—	—	—
Foreign currency translation adjustments, net of tax	30,271	—	30,271	—	—	—
Net unrealized gain on benefit plans, net of tax	18,788	—	18,788	—	—	—
Net earnings	323,478	323,478	—	—	—	—

Balances, January 31, 2008	1,716,115	1,037,663	44,513	126,753	1,268	632,671
Implementation effect of SFAS No. 158, net of tax	(1,073)	(1,114)	41	—	—	—
Exercise of stock options and vesting of RSUs	30,357	—	—	2,342	23	30,334
Tax benefit from exercise of stock options and vesting of RSUs	10,317	—	—	—	—	10,317
Share-based compensation expense	24,507	—	—	—	—	24,507
Issuance of Common Stock under EPSRS Plan	4,750	—	—	124	1	4,749
Purchase and retirement of Common Stock	(218,379)	(203,014)	—	(5,375)	(54)	(15,311)
Cash dividends on Common Stock	(82,258)	(82,258)	—	—	—	—
Deferred hedging loss, net of tax	(9,873)	—	(9,873)	—	—	—
Unrealized loss on marketable securities, net of tax	(5,519)	—	(5,519)	—	—	—
Foreign currency translation adjustments, net of tax	(68,355)	—	(68,355)	—	—	—
Net unrealized loss on benefit plans, net of tax	(32,240)	—	(32,240)	—	—	—
Net earnings	220,022	220,022	—	—	—	—

Balances, January 31, 2009	$1,588,371	$971,299	$(71,433)	123,844	$1,238	$687,267

	Years Ended January 31,

	2009	2008	2007

Comprehensive earnings are as follows:
Net earnings	$220,022	$323,478	$272,897
Deferred hedging loss net of tax (benefit) of ($6,307), ($110) and ($647)	(9,873)	(1,157)	(1,201)
Foreign currency translation adjustments, net of tax (benefit) expense of ($8,008), $4,714 and $3,011	(68,355)	30,271	6,565
Unrealized loss on marketable securities, net of tax (benefit) of ($3,248), ($283) and ($301)	(5,519)	(799)	(501)
Net unrealized (loss) gain on benefit plans, net of tax (benefit) expense of ($19,907) and $14,352	(32,240)	18,788	—

Comprehensive earnings	$104,035	$370,581	$277,760

 See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,

(in thousands)	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$220,022	$323,478	$272,897
Loss from discontinued operations, net of tax	—	27,547	14,766

Net earnings from continuing operations	220,022	351,025	287,663
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
Gain on sale-leaseback	—	(105,051)	—
Restructuring charge	97,839	—	—
Gain on sale of investments and marketable securities	(1,126)	(1,564)	(6,774)
Depreciation and amortization	135,691	127,941	115,297
Amortization of gain on sale-leasebacks	(9,793)	(3,536)	(265)
Excess tax benefits from share-based payment arrangements	(10,196)	(18,739)	(6,330)
Provision for inventories	27,296	35,357	9,880
Deferred income taxes	11,997	(76,321)	12,882
Provision for pension/postretirement benefits	23,179	26,666	24,751
Share-based compensation expense	22,406	37,069	32,793
Impairment charges	21,164	63,513	—
Changes in assets and liabilities:
Accounts receivable	32,833	(10,237)	(16,644)
Inventories	(255,885)	(111,643)	(189,169)
Prepaid expenses and other current assets	(19,065)	(36,377)	(22,037)
Other assets, net	1,032	(13,883)	(32,560)
Accounts payable and accrued liabilities	5,788	8,986	17,678
Income taxes payable	(166,853)	145,774	8,122
Merchandise and other customer credits	469	5,967	4,887
Other long-term liabilities	(3,574)	(33,552)	(1,138)

Net cash provided by operating activities	133,224	391,395	239,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(1,543)	(870,025)	(163,341)
Proceeds from sales of marketable securities and short-term investments	—	883,207	150,278
Proceeds from sale of assets, net	—	509,035	—
Capital expenditures	(154,409)	(185,608)	(174,551)
Notes receivable funded	(5,000)	(7,172)	(9,728)
Acquisitions, net of cash acquired	(1,900)	(400)	(400)
Other	1,162	6,133	605

Net cash (used in) provided by investing activities	(161,690)	335,170	(197,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) credit facility borrowings, net	103,976	(75,147)	71,548
Repayment of long-term debt	(73,483)	(32,301)	(14,560)
Proceeds from long-term debt	100,000	—	—
Repayments of short-term borrowings	(25,473)	—	—
Proceeds from short-term borrowings	116,001	—	—
Repurchase of Common Stock	(218,379)	(574,608)	(281,176)
Proceeds from exercise of stock options	30,357	68,830	21,689
Excess tax benefits from share-based payment arrangements	10,196	18,739	6,330
Cash dividends on Common Stock	(82,258)	(69,921)	(52,611)
Other	(645)	—	(91)

Net cash used in financing activities	(39,708)	(664,408)	(248,871)

Effect of exchange rate changes on cash and cash equivalents	(18,035)	15,610	3,162

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	(6,596)	(5,454)
Investing activities	—	(1,020)	(7,842)

Net cash used in discontinued operations	—	(7,616)	(13,296)

Net (decrease) increase in cash and cash equivalents	(86,209)	70,151	(217,106)
Cash and cash equivalents at beginning of year	246,654	175,008	391,594
Decrease in cash and cash equivalents of discontinued operations	—	1,495	520

Cash and cash equivalents at end of year	$160,445	$246,654	$175,008

 See notes to consolidated financial statements.

TIFFANY & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	NATURE OF BUSINESS

Tiffany & Co. (the “Company”) is a holding company that operates through its subsidiary companies. The Company’s principal subsidiary, Tiffany and Company, is a jeweler and specialty retailer whose principal merchandise offering is fine jewelry. The Company also sells timepieces, sterling silverware, china, crystal, stationery, fragrances and accessories. Through Tiffany and Company and other subsidiaries, the Company is engaged in product design, manufacturing and retailing activities.

Effective with the first quarter of 2008, management has changed segment reporting to reflect operating results for the following regions: the Americas, Asia-Pacific and Europe. The Company has expanded its global reach and management has determined it is more meaningful to assess performance separately for those three distinct regions. Prior year results have been revised to reflect this change.

The Company’s reportable segments are as follows:

•	Americas includes sales in TIFFANY & CO. stores in the United States, Canada and Latin/South America, as well as sales of TIFFANY & CO. products in certain of those markets through business-to-business, Internet, catalog and wholesale operations;

•	Asia-Pacific includes sales in TIFFANY & CO. stores in that region, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet and wholesale operations;

•	Europe includes sales in TIFFANY & CO. stores in that region, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet and wholesale operations; and

•	Other consists of all non-reportable segments. Other consists primarily of wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs. In addition, Other includes worldwide sales made by businesses operated under trademarks or trade names other than TIFFANY & CO., such as IRIDESSE, as well as earnings received from third-party licensing agreements.

B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TIFFANY & CO.

Use of Estimates

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America; these principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes to the consolidated financial statements. The most significant assumptions are employed in estimates used in determining inventory, long-lived assets, goodwill, tax assets and tax liabilities and retirement and postretirement benefits (including the actuarial assumptions). Actual results could differ from these estimates and the differences could be material. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements relative to current conditions and records the effect of any necessary adjustments.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents include highly liquid investments with an original maturity of three months or less and consist of time deposits and/or money market fund investments with a number of U.S. and non-U.S. financial institutions with high credit ratings. The Company’s policy restricts the amounts invested in any one institution.

Receivables and Finance Charges

The Company’s U.S. and international presence and its large, diversified customer base serve to limit overall credit risk. The Company maintains reserves for potential credit losses and, historically, such losses for customer receivables, in the aggregate, have not exceeded expectations.

Finance charges on retail revolving charge accounts are not significant and are accounted for as a reduction of selling, general and administrative expenses.

Inventories

Inventories are valued at the lower of cost or market using the average cost method.

In March 2008, the Audit Committee of the Company’s Board of Directors approved a plan to change the Company’s method of accounting for inventories held by its U.S. subsidiaries and foreign branches from the last-in, first-out (“LIFO”) method to the average cost method. The inventories for the Company’s Japan branch and other foreign subsidiaries continue to be valued using the average cost method. The Company believes that the average cost method is preferable on the basis that it conforms to the manner in which the Company operationally manages its inventories and evaluates retail pricing; additionally, it makes the Company’s inventory reporting consistent with many peer retailers. This change was effective in the first quarter of 2008 and prior periods have been revised. Accounts affected by this change are: cost of sales; provision for income taxes; inventories, net; deferred income taxes; and retained earnings.

TIFFANY & CO.

Components of the Company’s consolidated statements of earnings adjusted for the effect of changing from LIFO to average cost are as follows:

	Year Ended January 31, 2008

	As Previously
(in thousands, except per share data)	Reported	Adjustment	As Adjusted

Cost of sales	$1,308,499	$(26,993)	$1,281,506
Provision for income taxes	190,883	7,287	198,170
Net earnings from continuing operations	331,319	19,706	351,025
Net earnings	303,772	19,706	323,478

Net earnings from continuing operations per share:
Basic	$2.46	$0.15	$2.61

Diluted	$2.40	$0.14	$2.54

Net earnings per share:
Basic	$2.25	$0.15	$2.40

Diluted	$2.20	$0.14	$2.34

	Year Ended January 31, 2007

	As Previously
(in thousands, except per share data)	Reported	Adjustment	As Adjusted

Cost of sales	$1,119,184	$(31,270)	$1,087,914
Provision for income taxes	151,615	12,300	163,915
Net earnings from continuing operations	268,693	18,970	287,663
Net earnings	253,927	18,970	272,897

Net earnings from continuing operations per share:
Basic	$1.94	$0.14	$2.08

Diluted	$1.91	$0.13	$2.04

Net earnings per share:
Basic	$1.84	$0.14	$1.97

Diluted	$1.80	$0.13	$1.94

Components of the Company’s consolidated balance sheet adjusted for the effect of changing from LIFO to average cost are as follows:

	January 31, 2008

	As Previously
(in thousands)	Reported	Adjustment	As Adjusted

Assets:
Inventories, net	$1,242,465	$129,932	$1,372,397
Deferred income taxes – current	71,402	(51,184)	20,218
Total Assets	2,922,156	78,748	3,000,904

Liabilities and Stockholders’ Equity:
Retained earnings	958,915	78,748	1,037,663
Total Liabilities and Stockholders’ Equity	2,922,156	78,748	3,000,904

TIFFANY & CO.

Components of the Company’s consolidated statements of cash flows adjusted for the effect of changing from LIFO to average cost are as follows:

	Year Ended January 31, 2008

	As Previously
(in thousands)	Reported	Adjustment	As Adjusted

Cash Flows from Operating Activities:
Net earnings	$ 303,772	$ 19,706	$ 323,478
Provision for inventories	33,700	1,657	35,357
Deferred income taxes	(83,608)	7,287	(76,321)
Inventories	(82,993)	(28,650)	(111,643)
Net cash provided by operating activities	391,395	—	391,395

	Year Ended January 31, 2007

	As Previously
(in thousands)	Reported	Adjustment	As Adjusted

Cash Flows from Operating Activities:
Net earnings	$ 253,927	$ 18,970	$ 272,897
Provision for inventories	8,273	1,607	9,880
Deferred income taxes	582	12,300	12,882
Inventories	(156,292)	(32,877)	(189,169)
Net cash provided by operating activities	239,036	—	239,036

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

Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease terms. Maintenance and repair costs are charged to earnings while expenditures for major renewals and improvements are capitalized. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company’s capitalized interest costs were not significant in 2008, 2007 or 2006.

TIFFANY & CO.

Intangible Assets

Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives which are approximately 15 years. Intangible assets are reviewed for impairment in accordance with the Company’s policy for impairment of long-lived assets (see “Impairment of Long-Lived Assets” below). Intangible assets amounted to $9,559,000 and $9,751,000, net of accumulated amortization of $5,244,000 and $4,398,000 at January 31, 2009 and 2008, and consist primarily of product rights and trademarks. Amortization of intangible assets for the years ended January 31, 2009, 2008 and 2007 was $846,000, $791,000 and $717,000. Amortization expense in each of the next five years is estimated to be $846,000.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill is evaluated for impairment annually in the fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. This evaluation, based on discounted cash flows, requires management to estimate future cash flows, growth rates and economic and market conditions. If the evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period (see “Note C. Dispositions”). At January 31, 2009 and 2008, unamortized goodwill was included in other assets, net and consisted of the following by segment:

	Balance at			Balance at
	January 31,			January 31,
(in thousands)	2008	Additions	Translation	2009

Americas	$10,312	$—	$—	$10,312
Europe	831	—	—	831
Other	2,113	1,951	(173)	3,891

	$13,256	$1,951	$(173)	$15,034

The additions to goodwill in 2008 resulted from the Company’s acquisition of a diamond polishing company. This acquisition was strategically important to the Company’s diamond sourcing program, but was not significant to the Company’s financial position, earnings or cash flows.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets other than goodwill for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with the estimated future undiscounted cash flows. If the comparisons indicate that the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company recorded no material impairment charges in 2008 and 2006. In 2007, the Company determined that the long-lived assets for its IRIDESSE business (included in the non-reportable segment Other) were impaired as a result of lower-than-expected store performance and a related reduction in future cash flow projections; as a result, it recorded total charges in selling, general and administrative expenses of $15,532,000 related to the impairment.

TIFFANY & CO.

Hedging Instruments

The Company uses a limited number of derivative financial instruments to mitigate its foreign currency and precious metal price exposures. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions, changes in fair value of the derivative and changes in the fair value of the item being hedged are recorded in current earnings. For cash flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive earnings and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative of a cash flow hedge are recognized in current earnings. The Company formally documents the nature and relationships between the hedging instruments and hedged items for a derivative to qualify as a hedge at inception and throughout the hedged period. The Company also documents its risk management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not use derivative financial instruments for trading or speculative purposes.

Marketable Securities

The Company’s marketable securities, recorded within other assets, net on the consolidated balance sheet, are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses are recorded in other income, net. The marketable securities are held for an indefinite period of time, but may be sold in the future as changes in market conditions or economic factors occur. The fair value of the marketable securities is determined based on prevailing market prices. The Company recorded $42,000 and $423,000 of gross unrealized gains and $9,376,000 and $1,264,000 of gross unrealized losses within accumulated other comprehensive income as of January 31, 2009 and 2008.

The following table summarizes activity in other comprehensive income related to marketable securities:

	January 31,

(in thousands)	2009	2008

Change in fair value of investments, net of tax benefit of $3,248 and $244	$ (6,830)	$ (741)
Adjustment for net losses (gains) realized and included in net earnings, net of tax benefit (expense) of $0 and ($39)	1,311	(58)

Change in unrealized loss on marketable securities	$ (5,519)	$ (799)

The amount reclassified from other comprehensive income was determined on the basis of specific identification.

TIFFANY & CO.

The Company’s marketable securities consist of investments in mutual funds and an investment in the common stock of Target Resources plc, a publicly-traded company. The unrealized losses on the Company’s investments in mutual funds, most of which have been in a loss position for less than 12 months, were affected by declines in the overall global equity and debt markets. When evaluating the marketable securities for other-than-temporary impairment, the Company reviews factors such as the length of time and the extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investments for a period of time which may be sufficient for anticipated recovery in market value. Based on the Company’s evaluations, it determined these declines to be temporary in nature and, therefore, did not record any impairment charges on its outstanding mutual funds as of January 31, 2009 or 2008. With regards to the Company’s investment in common stock of Target Resources plc, the Company recognized a $1,311,000 other-than-temporary impairment charge in other income, net in the consolidated statement of earnings during the fourth quarter of 2008 (see “Note K. Commitments and Contingencies”).

Merchandise and Other Customer Credits

Merchandise and other customer credits represent outstanding credits issued to customers for returned merchandise. It also includes outstanding gift certificates or cards (collectively “gift cards”) sold to customers. All such outstanding items may be tendered for future merchandise purchases. A merchandise credit liability is established when a merchandise credit is issued to a customer for a returned item and the original sale is reversed. A gift card liability is established when the gift card is sold. The liabilities are relieved and revenue is recognized when merchandise is purchased and delivered to the customer and the merchandise credit or gift card is used as a form of payment.

If merchandise credits or gift cards are not redeemed over an extended period of time (approximately three to five years), the value of the merchandise credits or gift cards is generally remitted to the applicable jurisdiction in accordance with unclaimed property laws.

Revenue Recognition

Sales are recognized at the “point of sale,” which occurs when merchandise is taken in an “over-the-counter” transaction or upon receipt by a customer in a shipped transaction, such as through the Internet and catalog channels. Revenue associated with gift cards and merchandise credits is recognized upon redemption. Sales are reported net of returns, sales tax and other similar taxes. Shipping and handling fees billed to customers are included in net sales. The Company maintains a reserve for potential product returns and it records, as a reduction to sales and cost of sales, its provision for estimated product returns, which is determined based on historical experience.

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

Advertising Costs

Advertising costs, which include media, production, catalogs, Internet, promotional events and other related costs totaled $189,452,000, $173,975,000 and $161,688,000 in 2008, 2007 and 2006, representing 6.6%, 5.9% and 6.3% of net sales. Media and production costs for print and Internet advertising are expensed as incurred, while catalog costs are expensed upon mailing.

Pre-opening Costs

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

Foreign Currency

The functional currency of most of the Company’s foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of other comprehensive earnings within stockholders’ equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded a net (loss) gain resulting from foreign currency transactions of ($3,383,000), $2,290,000 and ($1,549,000) in 2008, 2007 and 2006 within other income, net.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

TIFFANY & CO.

The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event management were to determine that the Company would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. In evaluating the exposures associated with the Company’s various tax filing positions, management records reserves using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

The Company, its U.S. subsidiaries and the foreign branches of its U.S. subsidiaries file a consolidated Federal income tax return.

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Years Ended January 31,

(in thousands)	2009	2008	2007

Net earnings for basic and diluted EPS	$ 220,022	$ 323,478	$ 272,897

Weighted-average shares for basic EPS	124,734	134,748	138,362
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,676	3,392	2,479

Weighted-average shares for diluted EPS	126,410	138,140	140,841

For the years ended January 31, 2009, 2008 and 2007, there were 3,513,000, 427,000 and 4,543,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities that are recognized at fair value on a recurring basis in the first quarter of 2008 did not have a material impact on the Company’s financial position or earnings

TIFFANY & CO.

(see “Note J. Financial Instruments”). Management adopted the remaining provisions of SFAS No. 157 on February 1, 2009. This adoption impacts the way in which the Company calculates fair value for its annual impairment review of goodwill and when conditions exist that require the Company to calculate the fair value of long-lived assets; however, management has determined that this will not have a material effect on the Company’s financial position or earnings.

Effective with the first quarter of 2008, the Company changed the measurement date for its U.S. employee benefit plans from December 31 to January 31 in accordance with the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement Nos. 87, 88, 106 and 132(R).” The Company has elected to use a “13-month” approach to proportionally allocate the transition adjustment required under SFAS No. 158. The Company has recorded a reduction of $1,114,000 to retained earnings and an increase to accumulated other comprehensive income of $41,000 in the fourth quarter of fiscal year 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net earnings attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; changes in ownership interest to be accounted for similarly, as equity transactions; and, when a subsidiary is deconsolidated, that any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. Management adopted the provisions of SFAS No. 160 on February 1, 2009 and they did not have a material effect on the Company’s financial position or earnings.

C.	DISPOSITIONS

In the fourth quarter of 2008, management concluded that it would no longer invest in its IRIDESSE business due to its ongoing operating losses and insufficient near-term growth prospects, especially in the current economic environment. Therefore, management committed to a plan to close IRIDESSE locations in 2009 as the Company reaches agreements with its landlords and sells its inventory. In 2008, the Company recorded a $6,300,000 pre-tax charge within cost of sales for the write-down of IRIDESSE inventory and $1,249,000 within SG&A expenses primarily related to severance costs. In 2007, the Company recorded a $15,532,000 pre-tax impairment charge associated with the long-lived assets of IRIDESSE (see “Note B. Summary of Significant Accounting Policies – Impairment of Long-Lived Assets”).

In January 2009, the Company ceased operations in a diamond polishing facility located in Yellowknife, Northwest Territories and shifted its operations to other facilities. In 2008, the Company recorded a pre-tax charge of $3,382,000, within SG&A expenses, primarily related to the loss on disposal of fixed assets and severance costs.

During the second quarter of 2007, the Company’s Board of Directors authorized the sale of Little Switzerland, Inc. (“Little Switzerland”), based on management’s conclusion that Little Switzerland’s operations did not demonstrate the potential to generate a return on investment consistent with management’s objectives. On July 31, 2007, the Company entered into an agreement with NXP Corporation (“NXP”) by which NXP would purchase 100% of the stock of Little Switzerland. The transaction closed on September 18, 2007 for net proceeds of $32,870,000, excluding payments for existing trade payables owed to the Company by Little Switzerland. The purchase price remains subject to customary post-closing adjustments. As part of the agreement, the Company continued to distribute TIFFANY & CO. merchandise through TIFFANY & CO. boutiques maintained

TIFFANY & CO.

in certain LITTLE SWITZERLAND stores, and, in addition, provided warehousing services to Little Switzerland for a transition period. The Company ceased providing these warehousing services in the third quarter of 2008.

The Company determined that the continuing cash flows from Little Switzerland operations were not significant. Therefore, the results of Little Switzerland are presented as a discontinued operation in the consolidated financial statements for all periods presented. Prior to the reclassification, Little Switzerland’s results had been included within the non-reportable segment Other.

Little Switzerland’s loss before income taxes in Fiscal 2007 includes a $54,260,000 pre-tax charge ($22,602,000 after-tax) due to the sale of Little Switzerland. The tax benefit recorded in connection with the charge included the effect of basis differences in the investment in Little Switzerland. In the fourth quarter of 2006, the Company performed its annual impairment testing for goodwill and determined that all goodwill for the Little Switzerland business was impaired as a result of store performance and cash flow projections. Therefore, the loss from operations in Fiscal 2006 includes a $6,893,000 pre-tax charge related to the impairment of goodwill.

Summarized statement of earnings data for Little Switzerland is as follows:

	Years Ended January 31,

(in thousands)	2008	2007

Net revenues	$ 52,817	$ 87,587

Loss on disposal	$ 54,260	$ —
Loss from operations	5,401	15,873
Income tax benefit	(32,114)	(1,107)

Loss from discontinued operations, net of tax	$ 27,547	$ 14,766

D.	RESTRUCTURING CHARGES

To address the continuing global economic downturn, the Company has reduced its staffing levels. In the fourth quarter of 2008, the Company’s New York subsidiary offered a voluntary retirement incentive to approximately 800 U.S. employees who met certain age and service eligibility requirements. This incentive included increased age and service credit for pension purposes, severance payments, enhanced retirement health-care benefits and accelerated vesting and extended exercise rights for equity grants then outstanding. Approximately 600 employees accepted the early retirement incentive and retired from the Company effective February 1, 2009. The executive officers of the Company were not eligible to participate in this early retirement incentive. In addition, to further align the Company’s ongoing cost structure with the anticipated retail environment for luxury goods, management approved a plan in January 2009 to involuntarily terminate additional manufacturing, selling and administrative employees, primarily in the U.S. The employment of most of these employees ended in February 2009. In total, these actions will result in a reduction of approximately 10% of worldwide staffing.

As a result of this cost reduction initiative, during the fourth quarter of 2008, the Company recorded a pre-tax charge of $97,839,000 classified as restructuring charges in the Company’s consolidated statement of earnings. This charge included: (i) $63,005,000 related to pension and postretirement medical benefits; (ii) $33,166,000 related to severance costs; and (iii) $1,668,000 primarily related to stock-based compensation.

TIFFANY & CO.

Total cash expenditures related to the restructuring charges are expected to approximate $33,000,000, the majority of which will be paid in 2009.

E.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:

	Years Ended January 31,

(in thousands)	2009	2008	2007

Interest, net of interest capitalization	$ 23,889	$ 23,543	$24,493

Income taxes	$ 296,864	$ 142,034	$141,209

Supplemental noncash investing and financing activities:

	Years Ended January 31,

(in thousands)	2009	2008	2007

Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	$ 4,750	$ 2,450	$4,550

F.	INVENTORIES

	January 31,

(in thousands)	2009	2008

Finished goods	$1,115,333	$942,860
Raw materials	416,805	352,211
Work-in-process	69,098	77,326

	$1,601,236	$1,372,397

The Company recorded a $19,212,000 pre-tax charge during the fourth quarter of 2007 within cost of sales related to management’s decision to discontinue certain watch models as a result of the Company’s recent agreement by which The Swatch Group Ltd. will design, manufacture, distribute and market TIFFANY & CO. brand watches worldwide.

G. PROPERTY, PLANT AND EQUIPMENT

	January 31,

(in thousands)	2009	2008

Land	$41,713	$41,713
Buildings	104,658	104,527
Leasehold improvements	673,559	623,048
Office equipment	355,292	325,864
Furniture and fixtures	180,722	178,535
Machinery and equipment	103,006	104,377
Construction-in-progress	15,638	21,379

	1,474,588	1,399,443
Accumulated depreciation and amortization	(733,540)	(651,233)

	$741,048	$748,210

TIFFANY & CO.

The provision for depreciation and amortization for the years ended January 31, 2009, 2008 and 2007 was $137,331,000, $129,462,000 and $118,129,000. The amount of accelerated depreciation recognized for the years ended January 31, 2009, 2008 and 2007 was not significant.

H.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	January 31,

(in thousands)	2009	2008

Accounts payable-trade	$80,444	$ 69,186
Accrued compensation and commissions	30,761	64,302
Accrued sales, withholding and other taxes	16,740	19,432
Restructuring liability	33,361	—
Other	62,260	50,702

	$223,566	$ 203,622

I. DEBT

	January 31,

(in thousands)	2009	2008

Short-term borrowings:
Credit Facility	$140,834	$ 40,695
Other	102,132	3,337

	$242,966	$ 44,032

Long-term debt:
Senior Notes:
1998 6.90% Series A, due 2008	$—	$ 60,000
1998 7.05% Series B, due 2010	40,000	40,000
2002 6.15% Series C, due 2009	40,426	41,272
2002 6.56% Series D, due 2012	62,932	64,231
2008 9.05% Series A, due 2015	100,000	—
4.50% yen loan, due 2011	55,620	46,755
First Series Yen Bonds, due 2010	166,860	140,265
Hong Kong Term Loan, due 2011	—	12,624
Switzerland Term Loan, due 2011	—	3,958

	465,838	409,105
Less current portion of long-term debt	40,426	65,640

	$425,412	$ 343,465

Credit Facility

The Company is party to a multibank, multicurrency, committed $450,000,000 unsecured revolving credit facility (“Credit Facility”) and has the option to increase the committed amount to $500,000,000. The Credit Facility is available for working capital and other corporate purposes and contains covenants that require maintenance of certain debt/equity and interest-coverage ratios, in addition to other requirements customary to loan facilities of this nature. Borrowings may currently be made from eight participating banks and are at interest rates based upon local currency borrowing rates plus a margin that fluctuates with the Company’s fixed charge coverage ratio. The

TIFFANY & CO.

Credit Facility, which expires in July 2010, requires the payment of an annual fee based on the total commitment. The weighted-average interest rate for the Credit Facility was 1.11% and 4.58% at January 31, 2009 and 2008.

Other

In October 2008, the Company entered into a short-term facility agreement for ¥6,500,000,000 ($66,001,000 at issuance) due March 2009. ¥4,200,000,000 ($46,721,000) remains outstanding at January 31, 2009. The facility is available for working capital and other corporate purposes and contains covenants that require maintenance of certain ratios. The weighted-average interest rate at January 31, 2009 was 1.90%.

In November 2008, the Company entered into a short-term note agreement for $50,000,000 due March 2009, bearing interest at a rate of 4.50% payable monthly in arrears. These funds are available for working capital and other purposes.

The Company had other lines of credit totaling $15,499,000, of which $5,411,000 was outstanding at January 31, 2009.

None of the foregoing credit facilities or financial instruments is secured.

1998 6.90% Series A Senior Notes and 7.05% Series B Senior Notes

In December 1998, the Company, in private transactions with various institutional lenders, issued, at par, $60,000,000 principal amount 6.90% Series A Senior Notes due 2008 and $40,000,000 principal amount 7.05% Series B Senior Notes due 2010. The proceeds of these issuances were used by the Company for working capital and to repay a portion of the outstanding short-term indebtedness. The note purchase agreements are unsecured, require lump sum repayments upon maturities, maintenance of specific financial covenants and ratios and limit certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings. On December 30, 2008, the Company repaid the $60,000,000 balance of the 6.90% Series A Senior Notes.

2002 6.15% Series C Senior Notes and 6.56% Series D Senior Notes

In July 2002, the Company, in a private transaction with various institutional lenders, issued, at par, $40,000,000 of 6.15% Series C Senior Notes due 2009 and $60,000,000 of 6.56% Series D Senior Notes due 2012 with lump sum repayments upon maturities. The proceeds of these issuances were used by the Company for general corporate purposes, working capital and to redeem previously issued Senior Notes. The note purchase agreements are unsecured, require maintenance of specific financial covenants and ratios and limit certain changes to indebtedness and the general nature of the business, in addition to other requirements customary to such borrowings.

2008 9.05% Series A Senior Notes

In December 2008, the Company, in a private transaction with various institutional lenders, issued, at par, $100,000,000 principal amount 9.05% Series A Senior Notes due December 2015. The proceeds of these issuances will be used to refinance existing indebtedness and for general corporate purposes. The note purchase agreement is unsecured, requires lump sum repayments upon maturity, and contains covenants that require maintenance of certain debt/equity and interest-coverage ratios, in addition to other requirements customary to such borrowings. The note purchase agreement contains provisions for an uncommitted shelf facility by which the

TIFFANY & CO.

Company may issue, over the next three years, up to $50,000,000 of Senior Notes for up to a
12-year term at a fixed interest rate based on the Treasury rates available at the time of borrowing plus an applicable credit spread.

1996 4.50% Yen Loan

The Company has a ¥5,000,000,000 ($55,620,000 at January 31, 2009), 15-year term loan due 2011, bearing interest at a rate of 4.50%.

2003 First Series Yen Bonds

In September 2003, the Company issued ¥15,000,000,000 ($166,860,000 at January 31, 2009) of senior unsecured First Series Yen Bonds (“Bonds”) due in 2010 with principal due upon maturity and a fixed coupon rate of 2.02% payable in semi-annual installments. The Bonds were sold in a private transaction to qualified institutional investors in Japan. The proceeds from the issuance were primarily used by the Company to finance the purchase of the land and building housing its store in Tokyo’s Ginza shopping district, which was subsequently sold in 2007 in a sale and partial leaseback transaction.

Term Loans

In January 2006, the Company borrowed HKD 300,000,000 ($38,672,000 at issuance) (“Hong Kong Term Loan”) and CHF 19,500,000 ($15,145,000 at issuance) (“Switzerland Term Loan”) due in January 2011. Principal payments of 10% of the original principal amount are due each year, with the balance due upon maturity. Amounts may be prepaid without incurring penalties. The covenants of the term loans are similar to the Credit Facility. Interest rates are based upon local currency borrowing rates plus a margin that fluctuates with the Company’s fixed charge coverage ratio. In 2008, the Hong Kong Term Loan and the Switzerland Term Loan were paid in full with existing funds. The interest rates for the Hong Kong Term Loan and the Switzerland Term Loan were 3.96% and 3.09% at January 31, 2008.

Debt Covenants

As of January 31, 2009, the Company was in compliance with all debt covenants. In the event of any default of payment or performance obligations extending beyond applicable cure periods under the provisions of any one of the Credit Facility, Senior Notes, the Bonds and other loan agreements, such agreements may be terminated or payment of the notes or bonds accelerated. Further, each of the Credit Facility, Senior Notes, the Bonds and certain other loan agreements contain cross default provisions permitting the termination of the loans, or acceleration of the notes, as the case may be, in the event that any of the Company’s other debt obligations are terminated or accelerated prior to the expressed maturity.

TIFFANY & CO.

Long-Term Debt Maturities

Aggregate maturities of long-term debt as of January 31, 2009 are as follows:

Amount
Years Ending January 31,	(in thousands)

2010	$ 40,426
2011	206,860
2012	55,620
2013	62,932
2014	—
Thereafter	100,000

$ 465,838

Letters of Credit

The Company had letters of credit and financial guarantees of $16,389,000 outstanding at January 31, 2009.

J.	FINANCIAL INSTRUMENTS

Hedging Instruments

In the normal course of business, the Company uses financial hedging instruments, including derivative financial instruments, for purposes other than trading. These instruments include foreign exchange forward contracts, foreign currency-purchased put options (“options”), a combination of call and put option contracts in net-zero-cost collar arrangements (“collars”) and interest rate swap agreements. The Company does not use derivative financial instruments for speculative purposes.

The Company’s foreign subsidiaries and branches satisfy nearly all of their inventory requirements by purchasing merchandise, payable in U.S. dollars, from the Company’s principal subsidiary. Accordingly, the foreign subsidiaries and branches have foreign currency exchange risk that may be hedged. In addition, the Company has foreign currency exchange risk related to foreign currency-denominated purchases of inventory and services from third-party vendors. To mitigate these risks, the Company uses foreign exchange forward contracts to hedge the settlement of foreign currency liabilities. The maximum term of the outstanding forward contracts as of January 31, 2009 was six months.

To minimize the potentially negative effect of a significant strengthening of the U.S. dollar against the Japanese yen, the Company purchases put options as hedges of forecasted purchases of merchandise over a maximum term of 12 months. The Company accounts for its option contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the options’ cash flows. The effective portion of unrealized gains and losses associated with the value of the option contracts is deferred as a component of accumulated other comprehensive gain (loss) and is recognized as a component of cost of sales on the Company’s consolidated statement of earnings when the related inventory is sold. There was no material ineffectiveness related to the Company’s option contracts in 2008, 2007 and 2006.

The Company uses collars as hedges of forecasted purchases of precious metals to minimize the effect of changes in platinum and silver prices. The Company accounts for its collars as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the collars’ cash flows. The effective portion of unrealized gains and losses associated with the value of the

TIFFANY & CO.

collars is deferred as a component of other comprehensive gain (loss) and is recognized as a component of cost of sales on the Company’s consolidated statement of earnings when the related inventory is sold. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. There was no material ineffectiveness related to the Company’s collars in 2008 and 2007.

The Company previously used an interest rate swap agreement to effectively convert its Series C and Series D Senior Note fixed rate obligations to floating rate obligations. The Company accounted for the interest rate swaps as fair value hedges. The terms of each swap agreement matched the terms of the underlying debt, resulting in no ineffectiveness. The interest rate swap agreement had the effect of decreasing interest expense by $943,000 and $535,000 for the years ended January 31, 2009 and 2008 and increasing interest expense by $424,000 for the year ended January 31, 2007. During the third quarter of 2008, the Company determined that the unrealized gains and interest receivable associated with the interest rate swaps used to manage its net exposure to interest rate changes on certain debt arrangements were impaired, as the recovery of the amounts due from the counterparty, Lehman Brothers Special Financing Inc. (“Lehman”), was no longer probable. As a result, the Company recorded a pre-tax charge of $4,300,000 in other income, net, in the third quarter of 2008 which represents all amounts due from Lehman.

Hedging activity affected accumulated other comprehensive gain (loss), net of tax, as follows:

	Years Ended January 31,

(in thousands)	2009	2008

Balance at beginning of period	$ 889	$ 2,046
Gains transferred to earnings, net of tax expense of $889 and $1,089	(946)	(2,013)
Change in fair value, net of tax (benefit) expense of ($5,418) and $979	(8,927)	856

	$ (8,984)	$ 889

The Company expects that $5,728,000 of net derivative losses included in accumulated other comprehensive income at January 31, 2009 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

Fair Value

The Company adopted SFAS No. 157 effective February 1, 2008, with respect to fair value measurements of financial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually).

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

Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 inputs are considered to carry the most weight within the fair value hierarchy due to the low levels of judgment required in determining fair values.

TIFFANY & CO.

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs reflecting the reporting entity’s own assumptions. Level 3 inputs are considered to carry the least weight within the fair value hierarchy due to substantial levels of judgment required in determining fair values.

The Company uses the market approach to measure fair value for its mutual funds, yen put options, precious metals collars and forward contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Financial assets and liabilities carried at fair value at January 31, 2009 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
	Carrying				Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Mutual funds	$20,496	$20,496	$—	$—	$20,496
Yen put options	920	—	920	—	920
Precious metals collars	143	—	143	—	143
Forward contracts	4,696	—	4,696	—	4,696

Total assets	$26,255	$20,496	$5,759	$—	$26,255

		Estimated Fair Value
	Carrying				Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Precious metals collars	$6,780	$—	$6,780	$—	$6,780
Forward contracts	758	—	758	—	758

Total liabilities	$7,538	$—	$7,538	$—	$7,538

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of debt with variable interest rates approximates carrying value. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities and was $488,373,000 and $423,249,000 at January 31, 2009 and 2008. The fair value of the interest rate swap agreement is based on the amounts the Company would expect to pay to or receive from third parties to terminate the agreements and was $5,503,000 at January 31, 2008.

K.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office, distribution, retail and manufacturing facilities and equipment. Retail store leases may require the payment of minimum rentals and contingent rent based on a percentage of sales exceeding a stipulated amount. The lease agreements, which expire at various dates through 2051, are subject, in many cases, to renewal options and provide for the payment of

TIFFANY & CO.

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

In the third quarter of 2007, the Company entered into a sale-leaseback arrangement for the land and multi-tenant building housing a TIFFANY & CO. store in Tokyo’s Ginza shopping district. The Company is leasing back the portion of the property that it occupied immediately prior to the transaction. In the third quarter of 2007, the Company received proceeds of $327,537,000 (¥38,050,000,000). The transaction resulted in a pre-tax gain of $105,051,000, recorded within other operating income, and a deferred gain of $75,244,000, which will be amortized in SG&A expenses over a 15-year period. The pre-tax gain represents the profit on the sale of the property in excess of the present value of the minimum lease payments. The lease is accounted for as an operating lease, and the lease expires in 2032. However, the Company has options to terminate the lease in 2022 and 2027 without penalty.

In the third quarter of 2007, the Company entered into a sale-leaseback arrangement for the building housing a TIFFANY & CO. store on London’s Old Bond Street. The Company sold the building for proceeds of $148,628,000 (£73,000,000) and simultaneously entered into a 15-year lease with two 10-year renewal options. The transaction resulted in a deferred gain of $63,961,000, which will be amortized in SG&A expenses over a 15-year period. The Company continues to occupy the entire building and the lease is accounted for as an operating lease.

Rent expense for the Company’s operating leases, including escalations, consisted of the following:

	Years Ended January 31,

(in thousands)	2009	2008	2007

Minimum rent for retail locations	$77,346	$ 73,046	$ 54,153
Contingent rent based on sales	39,002	40,694	34,756
Office, distribution and manufacturing facilities and equipment	31,404	25,164	29,435

	$147,752	$ 138,904	$ 118,344

Aggregate annual minimum rental payments under non-cancelable operating leases are as follows:

Annual Minimum Rental Payments
Years Ending January 31,	(in thousands)

2010	$120,210
2011	111,924
2012	98,174
2013	89,719
2014	79,009
Thereafter	488,801

TIFFANY & CO.

Diamond Sourcing Activities

The Company entered into a diamond purchase agreement with Harry Winston Diamond Corporation (“HWD”), formerly known as Aber Diamond Corporation, whereby the Company has the obligation to purchase a minimum of $50,000,000 of diamonds, subject to availability and the Company’s quality standards, per year for a 10-year period ending in 2013.

The Company invested $12,533,000 in Target Resources plc (“Target”), a mining and exploration company operating in Sierra Leone, consisting primarily of common stock, notes receivable and prepaid inventory. In addition, the Company entered into an agreement with Target to purchase, market and sell all diamonds extracted, produced or otherwise recovered from mining operations controlled by Target or its affiliates. As of January 31, 2009, all commitments associated with these investments were fully funded and no further amounts remain available to Target. In recent months, Target has been experiencing operational and financial difficulties in meeting its forecasts, and the current global economic conditions, specifically in the fourth quarter, have caused rough diamond prices to decline sharply which has also negatively affected Target’s financial results. As a result of these events, management believes there is uncertainty in Target’s ability to meet its future financial projections and, therefore, determined that the recoverability of the Company’s investments is not probable. During the fourth quarter of 2008, the Company recorded impairment charges of $11,062,000 within SG&A expenses and $1,311,000 in other income, net in the consolidated statement of earnings.

The Company was party to a CDN$35,000,000 ($35,423,000 at January 31, 2008) credit facility and a CDN$8,000,000 ($8,097,000 at January 31, 2008) working capital loan commitment (collectively the “Commitment”) to Tahera Diamond Corporation (“Tahera”), a Canadian diamond mining and exploration company. In consideration of the Commitment, the Company was granted the right to purchase or market all diamonds mined at the Jericho mine. This mine had been developed and constructed by Tahera in Nunavut, Canada (the “Project”). Indebtedness under the Commitment is secured by certain assets of the Project. Although the Project had been operational, Tahera continued to experience financial losses as a result of production problems, appreciation of the Canadian dollar versus the U.S. dollar, the rise of oil prices and other costs relative to declining diamond prices. Due to the financial difficulties, in January 2008, Tahera filed for protection from creditors pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”) in Canada and had to cease operations of the Project. The Company considered the value of the assets of the Project that secured the Commitment and determined that the assets were closely associated with the underlying Project and, therefore, in order to retain their value, the assets must be part of a fully operational mine. As a result, in the fourth quarter of 2007, the Company’s management determined that collectibility of the outstanding Commitment and realization upon the liens securing the Commitment was not probable. Therefore, in 2007, the Company recorded an impairment charge of $47,981,000, within SG&A expenses, for the full amount outstanding including accrued interest under the Commitment. Further, during the fourth quarter of 2008, the Commitment and the liens were assigned for a nominal value to an unrelated third party in exchange for the right to participate in future profits, if any, derived from the exploitation of the assets. These events will not have a material impact on the Company’s future operations, as the Tahera mine was never a significant source of rough diamonds for the Company.

Contractual Cash Obligations and Contingent Funding Commitments

At January 31, 2009, the Company’s contractual cash obligations and contingent funding commitments were: inventory purchases of $300,580,000, including the obligation under the agreement with HWD; non-inventory purchases of $6,257,000; construction-in-progress of $14,868,000 and other contractual obligations of $13,382,000.

TIFFANY & CO.

Other

The Company operates boutiques in Japanese department stores. The Company has agreements with various department stores in Japan, including four major department store groups: Isetan Mitsukoshi; J. Front Retailing Co. (Daimaru and Matsuzakaya department stores); Takashimaya; and Millennium Retailing Co. (Sogo and Seibu department stores). Sales within Japanese department store boutiques represented 15%, 13% and 15% of net sales for the years ended January 31, 2009, 2008 and 2007. Sales transacted at these retail locations are recognized at the “point of sale.” The department store operator (i) provides and maintains boutique facilities; (ii) assumes retail credit and certain other risks; (iii) acts for the Company in the sale of merchandise; and (iv) in certain circumstances, provides retail staff and bears the risk of inventory loss. The Company (i) owns and manages the merchandise; (ii) establishes retail prices; and (iii) has merchandising, marketing and display responsibilities. The Company pays the department stores a percentage fee based on sales generated in these locations. Fees paid to Japanese department stores for its services and use of its facilities totaled $72,012,000, $65,513,000 and $69,982,000 in 2008, 2007 and 2006 and are included in SG&A expenses.

Litigation

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

L.	RELATED PARTIES

The Company’s Chairman of the Board and Chief Executive Officer is a member of the Board of Directors of The Bank of New York Mellon, which serves as the Company’s lead bank for its Credit Facility, provides other general banking services and serves as the trustee and an investment manager for the Company’s pension plan. Mellon Investor Services LLC serves as the Company’s transfer agent and registrar. Fees paid to the bank for services rendered, interest on debt and premiums on derivative contracts amounted to $2,578,000, $1,534,000 and $2,375,000 in 2008, 2007 and 2006.

The Company’s Executive Vice President and Chief Financial Officer is a member of the Board of Directors of The Dun & Bradstreet Corporation. Fees paid to that company for credit information reports were less than $100,000 in each of 2008, 2007 and 2006.

A member of the Company’s Board of Directors is a Senior Managing Director of Evercore Partners, a financial advisory and private equity firm. No fees were paid to that company in 2008 and fees paid for financial advisory services, all of which related to the sale of Little Switzerland, were $1,136,000 in 2007.

A member of the Company’s Board of Directors, first elected in May 2008, was, on election, a director of Royal Bank of Scotland Group but has since resigned that directorship. Royal Bank of Scotland Group, a global financial services group, acquired a significant interest in ABN AMRO in October 2007. Fees paid to ABN AMRO for interest on debt under the Company’s Credit Facility and other short-term borrowings were approximately $2,000,000 in 2008.

TIFFANY & CO.

M.  STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In January 2008, the Company’s Board of Directors amended the existing share repurchase program to extend the expiration date of the program to January 2011 and to authorize the repurchase of up to an additional $500,000,000 of the Company’s Common Stock. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as price, cash availability forecasts and other market conditions.

The Company’s share repurchase activity was as follows:

	Years Ended January 31,
(in thousands, except per share amounts)	2009	2008	2007
Cost of repurchases	$218,379	$574,608	$281,176
Shares repurchased and retired	5,375	12,374	8,149
Average cost per share	$40.63	$46.44	$34.50

At January 31, 2009, there remained $402,427,000 of authorization for future repurchases under the program. The Company suspended share repurchases during the third quarter of 2008 in order to conserve cash.

Cash Dividends

The Company’s Board of Directors declared quarterly dividends which totaled $0.66, $0.52 and $0.38 per common share in 2008, 2007 and 2006.

On February 19, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.17 per common share. This dividend will be paid on April 10, 2009 to stockholders of record on March 20, 2009.

N.  STOCK COMPENSATION PLANS

The Company has two stock compensation plans under which awards may continue to be made: the Employee Incentive Plan and the Directors Option Plan, both of which were approved by the stockholders. No award may be made under the Employee Incentive Plan after April 30, 2015 and under the Directors Option Plan after May 15, 2018.

Under the Employee Incentive Plan, the maximum number of common shares authorized for issuance was 11,000,000, as amended (subject to adjustment). In March 2009, the Company’s Board of Directors approved an amendment to the Employee Incentive Plan increasing the number of shares authorized for issuance from 11,000,000 to 13,500,000; this amendment is subject to stockholder approval at the Annual Meeting scheduled for May 2009. Awards may be made to employees of the Company or its related companies in the form of stock options, stock appreciation rights, shares of stock (or rights to receive shares of stock) and cash. Awards of shares (or rights to receive shares) reduce the above authorized amount by 1.58 shares for every share delivered pursuant to such an award. Awards made in the form of non-qualified stock options, tax-qualified incentive stock options or stock appreciation rights have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair market value.

TIFFANY & CO.

The Company grants performance-based restricted stock units (“PSUs”) and stock options to the executive officers of the Company. Other management employees are granted time-vesting restricted stock units (“RSUs”) or a combination of RSUs and PSUs. Stock options vest in increments of 25% per year over four years. PSUs issued to the executive officers vest at the end of a three-year period, while PSUs issued to other management employees vest in increments of 25% per year over a four-year period. Vesting of all PSUs is contingent on the Company’s performance against pre-set objectives established by the Compensation Committee of the Company’s Board of Directors. RSUs vest in increments of 25% per year over a four-year period. The PSUs and RSUs require no payment from the employee. PSU and RSU payouts will be in shares of Company stock at vesting. Compensation expense is recognized using the fair market value at the date of grant and recorded ratably over the vesting period. However, PSU compensation expense may be adjusted over the vesting period if interim performance objectives are not met. Award holders are not entitled to receive dividends on unvested stock options, PSUs or RSUs.

Under the Directors Option Plan, the maximum number of shares of Common Stock authorized for issuance was 1,000,000 (subject to adjustment); awards may be made to non-employee directors of the Company in the form of stock options or shares of stock but may not exceed 25,000 (subject to adjustment) shares per non-employee director in any fiscal year. Awards of shares (or rights to receive shares) reduce the above authorized amount by 1.58 shares for every share delivered pursuant to such an award. Awards made in the form of stock options may have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair market value unless the director has agreed to forego all or a portion of his or her annual cash retainer or other fees for service as a director in exchange for below market exercise price options. Director options granted prior to May 15, 2008 vest in increments of 50% per year over a two-year period. Director options granted after May 15, 2008 vest immediately.

The Company uses newly-issued shares to satisfy stock option exercises and vesting of PSUs and RSUs.

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

	Years Ended January 31,
	2009	2008	2007
Dividend yield	0.7%	0.7%	0.7%
Expected volatility	38.3%	33.5%	38.5%
Risk-free interest rate	2.6%	4.0%	4.5%
Expected term in years	7	7	8

TIFFANY & CO.

A summary of the option activity for the Company’s stock option plans is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term in Years	(in thousands)
Outstanding at January 31, 2008	8,773,011	$32.49
Granted	684,000	24.51
Exercised	(1,527,723)	19.87
Forfeited/cancelled	(36,443)	32.17

Outstanding at January 31, 2009	7,892,845	$34.24	4.73	$809

Exercisable at January 31, 2009	6,657,858	$34.96	3.89	$809

The weighted-average grant-date fair value of options granted for the years ended January 31, 2009, 2008 and 2007 was $10.18, $14.81 and $18.75. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended January 31, 2009, 2008 and 2007 was $31,451,000, $69,693,000 and $21,518,000.

A summary of the activity for the Company’s RSUs is presented below:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Non-vested at January 31, 2008	1,336,093	$38.02
Granted	84,536	30.16
Vested	(468,492)	37.35
Forfeited	(115,769)	37.92

Non-vested at January 31, 2009	836,368	$37.62

A summary of the activity for the Company’s PSUs is presented below:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Non-vested at January 31, 2008	1,433,352	$36.18
Granted	270,700	21.00
Vested	(346,000)	31.49

Non-vested at January 31, 2009	1,358,052	$34.34

The weighted-average grant-date fair value of RSUs granted for the years ended January 31, 2008 and 2007 was $37.57 and $39.33. The weighted-average grant-date fair value of PSUs granted for the years ended January 31, 2008 and 2007 was $36.03 and $40.15.

As of January 31, 2009, there was $48,235,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Employee Incentive Plan and Directors Option Plan. The expense is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of RSUs vested during the years ended January 31, 2009, 2008 and 2007 was $11,046,000, $15,183,000 and $9,826,000. The total fair value of PSUs vested during the year ended January 31, 2009 was $15,215,000. No PSUs

TIFFANY & CO.

vested during the years ended January 31, 2008 and 2007. No PSUs were forfeited during the years ended January 31, 2009, 2008 and 2007.

Total compensation cost for stock-based compensation awards recognized in income and the related income tax benefit was $22,406,000 and $8,032,000 for the year ended January 31, 2009, $37,069,000 and $13,764,000 for the year ended January 31, 2008 and $32,793,000 and $13,061,000 for the year ended January 31, 2007. Total compensation cost capitalized in inventory was not significant.

O.  EMPLOYEE BENEFIT PLANS

Pensions and Other Postretirement Benefits

The Company maintains the following pension plans: a noncontributory defined benefit pension plan qualified in accordance with the Internal Revenue Service Code (“Qualified Plan”) covering substantially all U.S. employees hired before January 1, 2006, a non-qualified unfunded retirement income plan (“Excess Plan”) covering certain employees affected by Internal Revenue Service Code compensation limits, a non-qualified unfunded Supplemental Retirement Income Plan (“SRIP”) that covers executive officers of the Company and a noncontributory defined benefit pension plan (“Japan Plan”) covering substantially all employees of Tiffany and Company Japan Inc.

Qualified Plan benefits are based on (i) average compensation in the highest paid five years of the last 10 years of employment (“average final compensation”) and (ii) the number of years of service. Effective February 1, 2007, the Qualified Plan was amended to allow participants with at least 10 years of service who retire after attaining age 55 to receive reduced retirement benefits. In November 2008, the Qualified Plan was amended to provide for a voluntary enhanced retirement incentive program for those eligible employees who chose to retire on February 1, 2009 (see “Note D. Restructuring Charges”). The Company funds the Qualified Plan’s trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. The Company made no cash contributions to the Qualified Plan in 2008 and plans to contribute approximately $30,000,000 in 2009. However, this expectation is subject to change based on asset performance being significantly different than the assumed long-term rate of return on pension assets.

Effective February 1, 2006, the Qualified Plan was amended to exclude all employees hired on or after January 1, 2006 from the Qualified Plan. Instead, employees hired on or after January 1, 2006 will be eligible to receive a defined contribution retirement benefit under the Employee Profit Sharing and Retirement Savings (“EPSRS”) Plan (see “Employee Profit Sharing and Retirement Savings Plan” below). Employees hired before January 1, 2006 will continue to be eligible for and accrue benefits under the Qualified Plan.

On January 1, 2004, the Company established the Excess Plan which uses the same retirement benefit formula set forth in the Qualified Plan, but includes earnings that are excluded under the Qualified Plan due to Internal Revenue Service Code qualified pension plan limitations. Benefits payable under the Qualified Plan offset benefits payable under the Excess Plan. Employees vested under the Qualified Plan are vested under the Excess Plan; however, benefits under the Excess Plan are subject to forfeiture if employment is terminated for cause and, for those who leave the Company prior to age 65, if they fail to execute and adhere to non-competition and confidentiality covenants. Effective February 1, 2007, the Excess Plan was amended to allow participants with at least 10 years of service who retire after attaining age 55 to receive reduced retirement benefits. In November 2008, the Excess Plan was amended to provide for a voluntary enhanced retirement

TIFFANY & CO.

incentive program for those eligible employees who chose to retire on February 1, 2009 (see “Note D. Restructuring Charges”).

The SRIP supplements the Qualified Plan, Excess Plan and Social Security by providing additional payments upon a participant’s retirement. SRIP benefits are determined by a percentage of average final compensation; such percentage increases as specified service plateaus are achieved. Benefits payable under the Qualified Plan, Excess Plan and Social Security offset benefits payable under the SRIP. Under the SRIP as amended effective February 1, 2007, benefits vest when a participant both (i) attains age 55 while employed by the Company and (ii) has provided at least 10 years of service. Early vesting can occur on a change in control. In January 2009, the SRIP was amended to limit the circumstances in which early vesting can occur due to a change in control. Benefits under the SRIP are forfeit if benefits under the Excess Plan are forfeit.

Japan Plan benefits are based on monthly compensation and the numbers of years of service. Benefits are payable in a lump sum upon retirement, termination, resignation or death if the participant has completed at least three years of service.

The Company accounts for pension expense using the projected unit credit actuarial method for financial reporting purposes. The actuarial present value of the benefit obligation is calculated based on the expected date of separation or retirement of the Company’s eligible employees.

The Company provides certain health-care and life insurance benefits (“Other Postretirement Benefits”) for retired employees and accrues the cost of providing these benefits throughout the employees’ active service period until they attain full eligibility for those benefits. Substantially all of the Company’s U.S. full-time employees may become eligible for these benefits if they reach normal or early retirement age while working for the Company. The cost of providing postretirement health-care benefits is shared by the retiree and the Company, with retiree contributions evaluated annually and adjusted in order to maintain the Company/retiree cost-sharing target ratio. The life insurance benefits are noncontributory. The Company’s employee and retiree health-care benefits are administered by an insurance company, and premiums on life insurance are based on prior years’ claims experience.

Effective with the first quarter of 2008, the Company changed the measurement date for its U.S. employee benefit plans from December 31 to January 31 in accordance with the measurement date provisions of SFAS No. 158. See “New Accounting Standards” within “Note B. Summary of Significant Accounting Policies” for further information.

During the fourth quarter of 2008, the Company recorded a net curtailment gain of $873,000 and special termination benefits of $63,803,000 on its pension and postretirement plans resulting from the overall reduction in the Company’s staffing levels. See “Note D. Restructuring Charges” for further information.

TIFFANY & CO.

Obligations and Funded Status

The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the plans as of the measurement date:

	January 31,
			Other Postretirement
	Pension Benefits		Benefits
(in thousands)	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$273,564	$265,482	$29,291	$31,819
Adjustment due to change in measurement date	2,796	–	291	–
Service cost	16,712	17,796	1,663	1,513
Interest cost	17,516	15,932	1,811	1,671
Participants’ contributions	–	–	423	293
MMA retiree drug subsidy	–	–	191	62
Actuarial gain	(32,756)	(21,253)	(4,867)	(5,053)
Benefits paid	(6,372)	(5,422)	(1,400)	(1,014)
Curtailments	(2,289)	–	2,434	–
Special termination benefits	56,811	–	6,992	–
Translation	1,855	1,029	–	–

Benefit obligation at end of year*	327,837	273,564	36,829	29,291

Change in plan assets:
Fair value of plan assets at beginning of year	238,732	211,020	–	–
Actual return on plan assets	(72,721)	17,234	–	–
Employer contribution	675	15,900	786	659
Participants’ contributions	–	–	423	293
MMA retiree drug subsidy	–	–	191	62
Benefits paid	(6,372)	(5,422)	(1,400)	(1,014)

Fair value of plan assets at end of year	160,314	238,732	–	–

Funded status at end of year	$(167,523)	$(34,832)	$(36,829)	$(29,291)

*	The benefit obligation for Pension Benefits is the projected benefit obligation and for Other Postretirement Benefits is the accumulated postretirement benefit obligation.

TIFFANY & CO.

The following tables provide additional information regarding the Company’s pension plans’ projected benefit obligations and assets (included in pension benefits in the table above) and accumulated benefit obligation:

	January 31, 2009
(in thousands)	Qualified	Excess	SRIP	Japan	Total
Projected benefit obligation	$273,998	$29,429	$12,203	$12,207	$327,837
Fair value of plan assets	160,314	–	–	–	160,314

Funded status	$(113,684)	$(29,429)	$(12,203)	$(12,207)	$(167,523)

Accumulated benefit obligation	$246,969	$18,113	$5,810	$9,207	$280,099

	January 31, 2008
(in thousands)	Qualified	Excess	SRIP	Japan	Total
Projected benefit obligation	$221,595	$29,622	$13,791	$8,556	$273,564
Fair value of plan assets	238,732	–	–	–	238,732

Funded status	$17,137	$(29,622)	$(13,791)	$(8,556)	$(34,832)

Accumulated benefit obligation	$180,380	$14,374	$6,127	$6,085	$206,966

At January 31, 2009, the Company had a current liability of $3,749,000 and a non-current liability of $200,603,000 for pension and other postretirement benefits. At January 31, 2008, the Company had a non-current asset of $17,137,000, a current liability of $2,006,000 and a non-current liability of $79,254,000 for pension and other postretirement benefits.

Amounts recognized in accumulated other comprehensive income consist of:

January 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2009	2008	2009	2008
Net actuarial loss (gain)	$56,013	$1,112	$(3,646)	$(1,269)
Prior service cost (credit)	5,867	8,623	(7,693)	(10,004)
Deferred income tax (benefit) expense	(24,537)	(3,854)	4,067	3,264

	$37,343	$5,881	$(7,272)	$(8,009)

The estimated pre-tax amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost within the next 12 months is as follows:

(in thousands)	Pension Benefits	Other Postretirement Benefits
Net actuarial gain	$(297)	$(5)
Prior service cost (credit)	1,071	(659)

	$774	$(664)

TIFFANY & CO.

Net Periodic Benefit Cost

Net periodic pension and other postretirement benefit expense included the following components:

	Years Ended January 31,
		Pension Benefits		Other Postretirement Benefits
(in thousands)	2009	2008	2007	2009	2008	2007
Net Periodic Benefit Cost:
Service cost	$16,712	$17,796	$16,643	$1,663	$1,513	$900
Interest cost	17,516	15,932	13,739	1,811	1,671	1,417
Expected return on plan assets	(15,660)	(13,704)	(11,699)	–	–	–
Amortization of prior service cost	1,282	1,281	712	(790)	(790)	(1,291)
Amortization of net loss	645	2,957	4,186	–	10	144
Curtailment loss (gain)	638	–	–	(1,511)	–	–
Special termination benefits	56,811	–	–	6,992	–	–

Net expense	$77,944	$24,262	$23,581	$8,165	$2,404	$1,170

Other Amounts Recognized in Other Comprehensive Income

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Year Ended January 31, 2009
		Other Postretirement
(in thousands)	Pension Benefits	Benefits
Net expense	$77,944	$8,165

Net actuarial loss (gain)	$55,376	$(2,377)
Recognized actuarial loss	(645)	–
Prior service (credit) cost	(1,373)	1,456
Recognized prior service (cost) credit	(1,282)	790
Translation	202	–

Total recognized in other comprehensive income	$52,278	$(131)

Total recognized in net periodic benefit cost and other comprehensive income	$130,222	$8,034

TIFFANY & CO.

Assumptions

Weighted-average assumptions used to determine benefit obligations:

	January 31,
	2009	2008
Discount rate:
Excess Plan / SRIP	7.50%	6.50%
Qualified Plan	7.25%	6.50%
Japan Plan	2.75%	2.75%
Other Postretirement Benefits	7.25%	6.50%

Rate of increase in compensation:
Qualified Plan	4.00%	4.00%
Excess Plan	5.50%	5.50%
SRIP	8.50%	8.50%
Japan Plan	2.25%	2.25%

Weighted-average assumptions used to determine net periodic benefit cost:

	Years Ended January 31,
	2009	2008	2007
Discount rate:
Qualified Plan/ Excess Plan/ SRIP	6.50%	6.00%	5.75%
Japan Plan	2.75%	2.75%	2.75%
Other Postretirement Benefits	6.50%	6.00%	5.75%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation:
Qualified Plan	4.00%	3.50%	3.50%
Excess Plan	5.50%	5.00%	5.00%
SRIP	8.50%	8.00%	8.00%
Japan Plan	2.25%	2.25%	2.25%

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

For postretirement benefit measurement purposes, a 9.00% annual rate of increase in the per capita cost of covered health care was assumed for 2009. The rate was assumed to decrease gradually to 5.00% by 2016 and remain at that level thereafter.

Assumed health-care cost trend rates have an effect on the amounts reported for the Company’s postretirement health-care benefits plan. A one-percentage-point increase in the assumed health-care cost trend rate would increase the Company’s accumulated postretirement benefit obligation by $353,000 and the aggregate service and interest cost components of net periodic postretirement benefits by $1,000 for the year ended January 31, 2009. Decreasing the assumed health-care cost trend rate by one-percentage-point would decrease the Company’s accumulated postretirement benefit obligation by $257,000 and

TIFFANY & CO.

the aggregate service and interest cost components of net periodic postretirement benefits by $16,000 for the year ended January 31, 2009.

Plan Assets

The Company’s Qualified Plan asset allocation at the measurement date and target asset allocation by asset category are as follows:

		Percentage of Qualified Plan Assets
	Target Asset
Asset Category	Allocation	January 31, 2009	December 31, 2007
Equity securities	60% – 70%	53%	66%
Debt securities	20% – 30%	36	24
Other	5% – 15%	11	10

		100%	100%

The Company’s investment objectives, related to Qualified Plan assets, are the preservation of principal and the achievement of a reasonable rate of return over time. As a result, the Qualified Plan’s assets are allocated based on an expectation that equity securities will outperform debt securities over the long term. Assets of the Qualified Plan are broadly diversified. Equity securities include U.S. large, middle and small capitalization equities and international equities. Debt securities include U.S. government, corporate and mortgage obligations. The Company attempts to mitigate investment risk by rebalancing asset allocation periodically. The Company’s Qualified Plan assets at January 31, 2009 were affected by declines in the overall global equity and debt markets. The Company intends to re-align the assets in the Qualified Plan consistent with the target asset allocations over the long-term.

Benefit Payments

The Company expects the following future benefit payments to be paid:

	Pension Benefits	Other Postretirement Benefits
Years Ending January 31,	(in thousands)	(in thousands)
2010	$15,580	$2,416
2011	15,770	2,438
2012	16,151	2,489
2013	16,560	2,418
2014	16,908	2,386
2015-2019	100,185	11,741

Employee Profit Sharing and Retirement Savings Plan

The Company maintains an EPSRS Plan that covers substantially all U.S.-based employees. Under the profit-sharing feature of the EPSRS Plan, the Company makes contributions, in the form of newly-issued Company Common Stock, to the employees’ accounts based on the achievement of certain targeted earnings objectives established by, or as otherwise determined by, the Company’s Board of Directors. The Company did not meet its targeted earnings objectives in 2008 and, therefore, did not record any expense. The Company recorded expense of $4,750,000 and $2,450,000 in 2007 and 2006. Under the retirement savings feature of the EPSRS Plan, employees who meet certain eligibility requirements may participate by contributing up to 15% of their annual compensation, and the Company provides a 50% matching cash contribution up to 6% of each

TIFFANY & CO.

participant’s total compensation. The Company recorded expense of $7,440,000, $6,940,000 and $6,409,000 in 2008, 2007 and 2006. Contributions to both features of the EPSRS Plan are made in the following year.

Under the profit-sharing feature of the EPSRS Plan, the Company’s stock contribution is required to be maintained in such stock until the employee has two or more years of service, at which time the employee may diversify his or her Company stock account into other investment options provided under the plan. Under the retirement savings portion of the EPSRS Plan, the employees have the ability to elect to invest their contribution and the matching contribution in Company stock. At January 31, 2009, investments in Company stock represented 21% of total EPSRS Plan assets.

Effective as of February 1, 2006, the EPSRS Plan was amended to provide a defined contribution retirement benefit (“DCRB”) to eligible employees hired on or after January 1, 2006 (see “Pensions and Other Postretirement Benefits” above). Under the DCRB, the Company makes contributions each year to each employee’s account at a rate based upon age and years of service. These contributions are deposited into individual accounts set up in each employee’s name to be invested in a manner similar to the retirement savings portion of the EPSRS Plan. The Company recorded expense of $1,606,000, $1,032,000 and $330,000 in 2008, 2007 and 2006.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for directors, executives and certain management employees, whereby eligible participants may defer a portion of their compensation for payment at specified future dates, upon retirement, death or termination of employment. The deferred compensation is adjusted to reflect performance, whether positive or negative, of selected investment options, chosen by each participant, during the deferral period. The amounts accrued under the plans were $15,423,000 and $19,795,000 at January 31, 2009 and 2008, and are reflected in other long-term liabilities. The Company does not promise or guarantee any rate of return on amounts deferred.

P.  INCOME TAXES

Earnings from continuing operations before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2009	2008	2007
United States	$208,619	$370,432	$284,843
Foreign	137,456	178,763	166,735

	$346,075	$549,195	$451,578

TIFFANY & CO.

Components of the provision for income taxes were as follows:

	Years Ended January 31,

(in thousands)	2009	2008	2007

Current:
Federal	$53,971	$145,985	$84,477
State	15,188	26,174	17,893
Foreign	44,896	149,975	48,755

	114,055	322,134	151,125

Deferred:
Federal	8,610	(78,094)	8,947
State	5,419	(10,085)	3,792
Foreign	(2,031)	(35,785)	51

	11,998	(123,964)	12,790

	$126,053	$198,170	$163,915

Reconciliations of the provision for income taxes at the statutory Federal income tax rate to the Company’s effective tax rate were as follows:

	Years Ended January 31,

	2009	2008	2007

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	3.7	2.8	3.1
Foreign losses with no tax benefit	2.6	0.8	0.9
Extraterritorial income exclusion	–	–	(0.7)
Undistributed foreign earnings	(5.1)	(0.9)	(1.5)
Domestic manufacturing deduction	(0.9)	(0.7)	(0.3)
Other	1.1	(0.9)	(0.2)

	36.4%	36.1%	36.3%

The Company has the intent to indefinitely reinvest any undistributed earnings of primarily all foreign subsidiaries. As of January 31, 2009 and 2008, the Company has not provided deferred taxes on approximately $153,000,000 and $85,000,000 of undistributed earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. U.S. Federal income taxes of approximately $30,100,000 and $16,600,000 would be incurred if these earnings were distributed.

TIFFANY & CO.

Deferred tax assets (liabilities) consisted of the following:

	January 31,

(in thousands)	2009	2008

Deferred tax assets:
Pension/postretirement benefits	$69,821	$23,894
Accrued expenses	22,750	9,330
Share-based compensation	30,289	26,441
Depreciation	15,494	23,135
Foreign and state net operating losses	33,957	22,638
Notes receivable	3,675	18,898
Sale-leaseback	84,248	84,287
Other	38,604	23,772

	298,838	232,395
Valuation allowance	(27,486)	(20,726)

	271,352	211,669

Deferred tax liabilities:
Inventory	(43,133)	(21,826)
Foreign tax credit	(55,298)	(8,741)
Other	–	(2,934)

	(98,431)	(33,501)

Net deferred tax asset	$172,921	$178,168

The Company has recorded a valuation allowance against certain deferred tax assets related to state and foreign net operating loss carryforwards where recovery is uncertain. The overall valuation allowance relates to tax loss carryforwards and temporary differences for which no benefit is expected to be realized. Tax loss carryforwards of approximately $4,000,000, $35,000,000 and $108,000,000 exist in certain Federal, state and foreign jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from January 2010 through January 2029.

The Company adopted FIN No. 48 on February 1, 2007. As a result of the implementation of FIN No. 48, the Company recorded a non-cash cumulative transition charge of $4,299,000 as a reduction to the February 1, 2007 balance of retained earnings.

The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income taxes line in the accompanying consolidated statement of earnings. Accrued interest and penalties are included within the accounts payable and accrued liabilities and other long-term liabilities lines in the consolidated balance sheet, and were $6,464,000 and $3,395,000 at January 31, 2009 and 2008.

TIFFANY & CO.

The following table reconciles the unrecognized tax benefits from the beginning of the period to the end of the period for the years ended January 31, 2009 and 2008:

	January 31,

(in thousands)	2009	2008

Unrecognized tax benefits at beginning of year	$ 30,306	$ 32,118
Gross increases – tax positions in prior period	10,161	13,413
Gross decreases – tax positions in prior period	(1,125)	(16,030)
Gross increases – current period tax positions	8,888	6,654
Settlements	(214)	(4,805)
Lapse of statute of limitations	–	(1,044)

Unrecognized tax benefits at end of year	$ 48,016	$ 30,306

Included in the balance of unrecognized tax benefits at January 31, 2009 and 2008 are $18,632,000 and $14,292,000 of tax benefits that, if recognized, would affect the effective tax rate.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including U.S. Federal tax year 2006 and Japan (tax years 2003-2005). Tax years from 2003 – present are open to examination in various state and other foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Ongoing audits are in various stages of completion, and while the Company does not anticipate any material changes in unrecognized income tax benefits over the next 12 months, future developments in the audit process may result in a change in this assessment.

Q.	SEGMENT INFORMATION

Effective with the first quarter of 2008, management has changed segment reporting to reflect operating results for the following regions: the Americas, Asia-Pacific and Europe (see “Note A. Nature of Business”).

The Company’s products are primarily sold in TIFFANY & CO. retail locations around the world. Net sales by geographic area are presented by attributing revenues from external customers on the basis of the country in which the merchandise is sold.

In deciding how to allocate resources and assess performance, the Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

TIFFANY & CO.

Certain information relating to the Company’s segments is set forth below:

	Years Ended January 31,
(in thousands)	2009	2008	2007

Net sales:
Americas	$1,586,636	$1,759,868	$1,577,744
Asia-Pacific	921,988	853,759	748,004
Europe	284,630	243,579	185,398

Total reportable segments	2,793,254	2,857,206	2,511,146
Other	66,743	81,565	49,588

	$2,859,997	$2,938,771	$2,560,734

Earnings (losses) from continuing operations: *
Americas	$317,964	$395,011	$342,877
Asia-Pacific	233,958	227,117	211,568
Europe	58,725	57,385	31,964

Total reportable segments	610,647	679,513	586,409
Other	(24,868)	(33,038)	(14,379)

	$585,779	$646,475	$572,030

*	Represents earnings (losses) from continuing operations before unallocated corporate expenses, other operating income, restructuring charges and interest expense, financing costs and other income, net.
The Company’s CODM does not evaluate the performance of the Company’s assets on a segment basis for internal management reporting and, therefore, such information is not presented.
The following table sets forth reconciliations of the segments’ earnings from continuing operations to the Company’s consolidated earnings from continuing operations before income taxes:

	Years Ended January 31,
(in thousands)	2009	2008	2007

Earnings from continuing operations for segments	$585,779	$646,475	$572,030
Unallocated corporate expenses	(101,889)	(127,007)	(109,964)
Restructuring charges	(97,839)	—	—
Other operating income	—	105,051	—
Other operating expenses	(11,062)	(67,193)	—
Interest expense, financing costs and other income, net	(28,914)	(8,131)	(10,488)

Earnings from continuing operations before income taxes	$346,075	$549,195	$451,578

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. In addition, unallocated corporate expenses for the year ended January 31, 2008 includes a $10,000,000 contribution to The Tiffany & Co. Foundation, a private charitable foundation established by the Company.

TIFFANY & CO.

Other operating income for the year ended January 31, 2008 includes the $105,051,000 pre-tax gain on the sale-leaseback of the land and building housing a TIFFANY & CO. store in Tokyo’s Ginza shopping district.

Restructuring charges for the year ended January 31, 2009 represents a $97,839,000 pre-tax charge associated with the Company’s staffing reduction initiatives.

Other operating expenses for the year ended January 31, 2009 represents a pre-tax impairment charge related to the Company’s investment in Target. Other operating expenses for the year ended January 31, 2008 includes the $47,981,000 pre-tax impairment charge on the note receivable from Tahera and the $19,212,000 pre-tax charge related to management’s decision to discontinue certain watch models as a result of the Company’s agreement by which The Swatch Group Ltd. will design, manufacture, distribute and market TIFFANY & CO. brand watches worldwide.

Sales to unaffiliated customers and long-lived assets by geographic areas were as follows:

	Years Ended January 31,

(in thousands)	2009	2008	2007

Net sales:
United States	$1,547,031	$1,734,139	$1,560,930
Japan	533,474	498,501	491,312
Other countries	779,492	706,131	508,492

	$2,859,997	$2,938,771	$2,560,734

Long-lived assets:
United States	$626,140	$658,141	$626,262
Japan	39,524	15,427	152,791
Other countries	106,587	104,329	159,857

	$772,251	$777,897	$938,910

Classes of Similar Products

	Years Ended January 31,

(in thousands)	2009	2008	2007

Net sales:
Gemstone jewelry and band rings	$764,182	$832,374	$709,852
Diamond rings and wedding bands	568,137	528,216	444,557
Non-gemstone gold or platinum jewelry	302,247	312,727	280,410
Non-gemstone sterling silver jewelry	843,773	838,894	744,159
All other	381,658	426,560	381,756

	$2,859,997	$2,938,771	$2,560,734

TIFFANY & CO.

R.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008 Quarters Ended

(in thousands, except per share amounts)	April 30	July 31	October 31	January 31[a]

Net sales	$668,149	$732,403	$618,230	$841,215
Gross profit	381,254	423,202	348,020	492,944
Earnings from continuing operations	103,309	131,495	78,521	61,664
Net earnings from continuing operations	64,390	80,770	43,777	31,085
Net earnings	64,390	80,770	43,777	31,085
Earnings from continuing operations per share:
Basic	$0.51	$0.64	$0.35	$0.25

Diluted	$0.50	$0.63	$0.35	$0.25

Net earnings per share:
Basic	$0.51	$0.64	$0.35	$0.25

Diluted	$0.50	$0.63	$0.35	$0.25

[a]	Includes (i) a pre-tax charge of $97,839,000, or $0.47 per diluted share after tax, related to the Company’s restructuring actions announced during the fourth quarter of 2008 (see “Note D. Restructuring Charges”); (ii) a pre-tax charge of $12,373,000, or $0.07 per diluted share after tax, related to the impairment of the investment in Target Resources plc (see “Note K. Commitments and Contingencies”); (iii) a pre-tax charge of $7,549,000, or $0.04 per diluted share after tax, related to the Company’s plans to close its IRIDESSE stores (see “Note C. Dispositions”); and (iv) a pre-tax charge of $3,382,000, or $0.02 per diluted share after tax, for the closing of a diamond polishing facility in Yellowknife, Northwest Territories (see “Note C. Dispositions”).

	2007 Quarters Ended

(in thousands, except per share amounts)	April 30	July 31[a]	October 31[a,b]	January 31[c,d]

Net sales	$595,729	$662,562	$627,323	$1,053,157
Gross profit	333,958	371,906	341,547	609,854
Earnings from continuing operations	87,917	112,787	158,195	198,427
Net earnings from continuing operations	53,827	66,709	103,102	127,387
Net earnings	54,081	40,463	101,547	127,387
Earnings from continuing operations per share:
Basic	$0.39	$0.49	$0.76	$0.98

Diluted	$0.39	$0.48	$0.74	$0.96

Net earnings per share:
Basic	$0.40	$0.30	$0.75	$0.98

Diluted	$0.39	$0.29	$0.73	$0.96

[a]	Includes a pre-tax charge of $54,861,000, or $0.17 per diluted share after tax, in the quarter ended July 31 and pre-tax income of $601,000, or $0.01 per diluted share after tax, in the quarter ended October 31, both due to the sale of Little Switzerland (see “Note C. Dispositions”).

[b]	Includes a pre-tax gain of $105,051,000, or $0.48 per diluted share after tax, due to the sale-leaseback of a TIFFANY & CO. store in Tokyo’s Ginza shopping district (see “Note K. Commitments and Contingencies”).

[c]	Includes (i) a pre-tax charge of $47,981,000, or $0.22 per diluted share after tax, related to the impairment of the Tahera note receivable (see “Note K. Commitments and Contingencies”); (ii) a pre-tax charge of $19,212,000, or

TIFFANY & CO.

$0.09 per diluted share after tax, related to management’s decision to discontinue certain watches as a result of the Company’s recent agreement with The Swatch Group Ltd. (see “Note F. Inventories”); and (iii) a pre-tax charge of $15,532,000, or $0.07 per diluted share after tax, related to impairment losses associated with the Company’s IRIDESSE business (see “Note B. Summary of Significant Accounting Policies”).

[d]	Previously reported fourth quarter amounts have been revised by $10,160,000 of pre-tax income ($9,137,000 net after-tax income, or $0.07 per diluted share after tax) to reflect a change in inventory accounting from the LIFO method to the average cost method (see “Note B. Summary of Significant Accounting Policies”).

The sum of the quarterly net earnings per share amounts in the above tables may not equal the full-year amount since the computations of the weighted-average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

S.	SUBSEQUENT EVENT

In February 2009, the Company entered into a long-term note agreement for $250,000,000, comprised of $125,000,000 of its Series A-2009 and $125,000,000 of its Series B-2009 Senior Notes, due February 2017 and February 2019, bearing interest at a rate of 10.00% upon maturity. The proceeds are available to refinance existing indebtedness and for general corporate purposes. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.

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

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is shown on page K-46.

TIFFANY & CO.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with financial management and the independent registered public accounting firm to discuss specific accounting, financial reporting and internal control matters. Both the independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee. Each year the Audit Committee selects the firm that is to perform audit services for the Company.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2009 based on criteria in Internal Control – Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of January 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown on page K-46.

/s/ Michael J. Kowalski
Chairman of the Board and Chief Executive Officer

/s/ James N. Fernandez
Executive Vice President and Chief Financial Officer

Item 9B.  Other Information.

NONE

[Remainder of this page is intentionally left blank]

TIFFANY & CO.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

Incorporated by reference from the sections titled “Ownership by Directors, Director Nominees and Executive Officers,” “Compliance of Directors, Executive Officers and Greater-Than-Ten-Percent Stockholders with Section 16(a) Beneficial Ownership Reporting Requirements” and “DISCUSSION OF PROPOSALS PRESENTED BY THE BOARD. Item 1. Election of Directors” in Registrant’s Proxy Statement dated April 9, 2009.

CODE OF ETHICS AND OTHER CORPORATE GOVERNANCE DISCLOSURES

Registrant has adopted a Code of Business and Ethical Conduct for its Directors, Chief Executive Officer, Chief Financial Officer and all other officers of Registrant. A copy of this Code is posted on the corporate governance section of the Registrant’s website, http://investor.tiffany.com/governance.cfm; go to “Code of Conduct.” The Registrant will also provide a copy of the Code of Business and Ethical Conduct to stockholders upon request.

See Registrant’s Proxy Statement dated April 9, 2009, for information within the section titled “Business Conduct Policy and Code of Ethics.”

Item 11.  Executive Compensation.

Incorporated by reference from the section titled “COMPENSATION OF THE CEO AND OTHER EXECUTIVE OFFICERS” in Registrant’s Proxy Statement dated April 9, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the section titled “OWNERSHIP OF THE COMPANY” in Registrant’s Proxy Statement dated April 9, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Executive Officers of the Registrant and Board of Directors information incorporated by reference from the sections titled “Independent Directors Constitute a Majority of the Board,” “TRANSACTIONS WITH RELATED PERSONS” and “EXECUTIVE OFFICERS OF THE COMPANY” in Registrant’s Proxy Statement dated April 9, 2009.

Item 14.  Principal Accountant Fees and Services.

Incorporated by reference from the section titled “Fees and Services of PricewaterhouseCoopers LLP” in Registrant’s Proxy Statement dated April 9, 2009.

TIFFANY & CO.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) List of Documents Filed As Part of This Report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of January 31, 2009 and 2008.

Consolidated Statements of Earnings for the years ended January 31, 2009, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended January 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended January 31, 2009, 2008 and 2007.

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

The following exhibits have been filed with the Securities and Exchange Commission, but are not attached to copies of this Annual Report on Form 10-K other than complete copies filed with said Commission and the New York Stock Exchange:

Exhibit	Description

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 8-K dated May 16, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 20, 1999. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 10-Q for the Fiscal Quarter ended July 31, 1999.

3.1a	Amendment to Certificate of Incorporation of Registrant dated May 18, 2000. Previously filed as Exhibit 3.1b to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2001.

3.2	Restated By-Laws of Registrant, as last amended July 19, 2007. Incorporated by reference from Exhibit 3.2 to Registrant’s Report on Form 8-K dated July 20, 2007.

TIFFANY & CO.

Exhibit	Description

10.5	Designer Agreement between Tiffany and Paloma Picasso dated April 4, 1985. Incorporated by reference from Exhibit 10.5 filed with Registrant’s Registration Statement on Form S-1, Registration No. 33-12818 (the “Registration Statement”).

10.122	Agreement dated as of April 3, 1996 among American Family Life Assurance Company of Columbus, Japan Branch, Tiffany & Co. Japan, Inc., Japan Branch, and Registrant, as Guarantor, for yen 5,000,000,000 Loan Due 2011. Incorporated by reference from Exhibit 10.122 filed with Registrant’s Report on Form 10-Q for the Fiscal quarter ended April 30, 1996.

10.122a	Amendment No. 1 to the Agreement referred to in Exhibit 10.122 above dated November 18, 1998. Incorporated by reference from Exhibit 10.122a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.122b	Guarantee by Tiffany & Co. of the obligations under the Agreement referred to in Exhibit 10.122 above dated April 3, 1996. Incorporated by reference from Exhibit 10.122b filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122c	Amendment No. 2 to Guarantee referred to in Exhibit 10.122b above, dated October 15, 1999. Incorporated by reference from Exhibit 10.122c filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122d	Amendment No. 3 to Guarantee referred to in Exhibit 10.122b above, dated July 16, 2002. Incorporated by reference from Exhibit 10.122d filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122e	Amendment No. 4 to Guarantee referred to in Exhibit 10.122b above, dated December 9, 2005. Incorporated by reference from Exhibit 10.122e filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 2006.

10.122f	Amendment No. 5 to Guarantee referred to in Exhibit 10.122b above, dated May 31, 2006.

10.123	Agreement made effective as of February 1, 1997 by and between Tiffany and Elsa Peretti. Incorporated by reference from Exhibit 10.123 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1997.

10.126	Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B, and 4.7 thereto, dated as of December 30, 1998 in respect of Registrant’s $60 million principal amount 6.90% Series A Senior Notes due December 30, 2008 and $40 million principal amount 7.05% Series B Senior Notes due December 30, 2010. Incorporated by reference from Exhibit 10.126 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.126a	First Amendment and Waiver Agreement to Form of Note Purchase Agreement referred to in previously filed Exhibit 10.126, dated May 16, 2002. Incorporated by reference from Exhibit 10.126a filed with Registrant’s Report on Form 8-K dated June 10, 2002.

TIFFANY & CO.

Exhibit	Description

10.128	Agreement and Memorandum of Agreement made the 1st day of February 2009 by and between Tiffany & Co. Japan Inc. and Mitsukoshi Ltd. of Japan. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Report on Form 8-K dated February 18, 2009.

10.132	Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B and 4.7 thereto, dated as of July 18, 2002 in respect of Registrant’s $40,000,000 principal amount 6.15% Series C Notes due July 18, 2009 and $60,000,000 principal amount 6.56% Series D Notes due July 18, 2012. Incorporated by reference from Exhibit 10.132 filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.133	Guaranty Agreement dated July 18, 2002 with respect to the Note Purchase Agreements (see Exhibit 10.132 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.133 filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.134	Translation of Condition of Bonds applied to Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 yen issued September 30, 2003 (for Qualified Investors Only). Incorporated by reference from Exhibit 10.134 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.135	Translation of Application of Bonds for Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 yen issued September 30, 2003 (for Qualified Investors Only). Incorporated by reference from Exhibit 10.135 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.135a	Translation of Amendment of Application of Bonds referred to in Exhibit 10.135. Incorporated by reference from Exhibit 10.135a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.136	Payment Guarantee dated September 30, 2003 made by Tiffany & Co. for the benefit of the Qualified Investors of the Bonds referred to in Exhibit 10.134. Incorporated by reference from Exhibit 10.136 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.145	Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.

10.145a	First Addendum to the Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.

TIFFANY & CO.

Exhibit	Description

10.146	Credit Agreement dated as of July 20, 2005 by and among Registrant, Tiffany and Company, Tiffany & Co. International, each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York, as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.146 filed with Registrant’s Report on Form 8-K dated July 20, 2005.

10.146a	Increase Supplement dated as of October 27, 2006 to the Credit Agreement dated July 20, 2005 by and among Registrant, Tiffany and Company, Tiffany & Co. International, each other Subsidiary of Registrant that is Borrower and is a signatory thereto and The Bank of New York, as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.146a filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 2007.

10.146b	Amendment No. 1 to the Credit Agreement dated July 20, 2005, between The Bank of New York Mellon and Tiffany & Co., Tiffany and Company, Tiffany & Co. International, and each other Subsidiary that is a Borrower. Incorporated by reference from Exhibit 10.146b filed with Registrant’s Report on Form 8-K dated March 23, 2009.

10.147	Guaranty Agreement dated as of July 20, 2005, with respect to the Credit Agreement (see Exhibit 10.146 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International, and Tiffany & Co. Japan Inc. and The Bank of New York, as Administrative Agent. Incorporated by reference from Exhibit 10.147 filed with Registrant’s Report on Form 8-K dated July 20, 2005.

10.149	Lease Agreement made as of September 28, 2005 between CLF Sylvan Way LLC and Tiffany and Company, and form of Registrant’s guaranty of such lease. Incorporated by reference from Exhibit 10.149 filed with Registrant’s Report on Form 8-K dated September 23, 2005.

10.155	Form of Note Purchase and Private Shelf Agreement dated as of December 23, 2008 by and between Registrant and various institutional note purchasers with respect to Registrant’s $100 million principal amount 9.05% Series A Senior Notes due December 23, 2015 and up to $50 Million Private Shelf Facility. Incorporated by reference from Exhibit 10.155 filed with Registrant’s Report on Form 8-K dated February 13, 2009.

10.156	Guaranty Agreement dated December 23, 2008 with respect to the Note Purchase Agreements (see Exhibit 10.155 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.156 filed with Registrant’s Report on Form 8-K dated February 13, 2009.

10.157	Form of Note Purchase Agreement dated as of February 12, 2009 by and between Registrant and certain subsidiaries of Berkshire Hathaway Inc. with respect to Registrant’s $125 million principal amount 10% Series A-2009 Senior Notes due February 13, 2017 and $125 million principal amount 10% Series B-2009 Senior Notes due February 13, 2019. Incorporated by reference from Exhibit 10.157 filed on Registrant’s Report on Form 8-K dated February 13, 2009.

TIFFANY & CO.

Exhibit	Description

10.158	Guaranty Agreement dated February 12, 2009 with respect to the Note Purchase Agreements (see Exhibit 10.157 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.158 filed on Registrant’s Report on Form 8-K dated February 13, 2009.

14.1	Code of Business and Ethical Conduct and Business Conduct Policy. Incorporated by reference from Exhibit 14.1 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Executive Compensation Plans and Arrangements

Exhibit	Description

4.3	Registrant’s 1998 Directors Option Plan. Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

4.3a	Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 4.3a filed with Registrant’s Report on Form 8-K dated March 23, 2009.

4.4	Registrant’s Amended and Restated 1998 Employee Incentive Plan effective May 19, 2005. Previously filed as Exhibit 4.3 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.3	Registrant’s 1986 Stock Option Plan and terms of stock option agreement, as last amended on July 16, 1998. Incorporated by reference from Exhibit 10.3 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

TIFFANY & CO.

Exhibit	Description

10.49a	Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers (Corrected Version). Incorporated by reference from Exhibit 10.49a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.60	Registrant’s 1988 Director Stock Option Plan and form of stock option agreement, as last amended on November 21, 1996. Incorporated by reference from Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1997.

10.106	Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as amended effective November 23, 2005. Incorporated by reference from Exhibit 10.106 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2006.

10.106a	Registrant’s Amendments Nos. 1 and 2, dated July 12, 2006 and December 23, 2008 respectively, to Amended and Restated Tiffany and Company Executive Deferral Plan as previously amended effective November 23, 2005. Incorporated by reference from Exhibit 10.106a on Registrant’s Report on Form 8-K dated February 2, 2009.

10.108	Registrant’s Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit 10.108 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.109	Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.114	1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of January 31, 2009. Incorporated by reference from Exhibit 10.114 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.127c	Form of 2009 Retention Agreement between and among Registrant and Tiffany and Company (“Tiffany”) and those executive officers indicated within the form and Appendices I and II to such Agreement. Incorporated by reference from Exhibit 10.127c filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.128	Group Long Term Disability Insurance Policy issued by UnumProvident, Policy No. 533717 001. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2003.

10.137	Summary of arrangements for the payment of premiums on life insurance policies owned by executive officers. Incorporated by reference from Exhibit 10.137 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.138	2004 Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits, Amended and Restated as of January 12, 2009. Incorporated by reference from Exhibit 10.138 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

TIFFANY & CO.

Exhibit	Description

10.139c	Form of Fiscal 2008 Cash Incentive Award Agreement for certain executive officers under Registrant’s 2005 Employee Incentive Plan as Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.139c filed with Registrant’s Report on Form 10-K dated March 28, 2008.

10.139d	Form of Fiscal 2009 Cash Incentive Award Agreement for certain executive officers under Registrant’s 2005 Employee Incentive Plan as Amended and Adopted as of May 18, 2006.

10.140	Form of Terms of Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.140 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.140a	Form of Non-Competition and Confidentiality Covenants for use in connection with Performance-Based Restricted Stock Unit Grants to Registrant’s Executive Officers and Time-Vested Restricted Unit Awards made to other officers of Registrant’s affiliated companies pursuant to the Registrant’s 2005 Employee Incentive Plan and pursuant to the Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits. Incorporated by reference from Exhibit 10.140a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.140b	Terms of 2009 Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan as adopted on January 28, 2009 for use with grants made that same date. Incorporated by reference from Exhibit 10.140b filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.142	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Directors Option Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.142 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.143	Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.143 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.143a	Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005. Incorporated by reference from Exhibit 10.143a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.144	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.144a	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

TIFFANY & CO.

Exhibit	Description

10.144b	Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to Executive Officers subsequent to that date). Incorporated by reference from Exhibit 10.144b filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.150	Form of Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 1998 Employee Incentive Plan and 2005 Employee Incentive Plan. Incorporated by reference as previously filed as Exhibit 10.146 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.150a	Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to employees other than Executive Officers subsequent to that date). Incorporated by reference from Exhibit 10.150a filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.151	Registrant’s 2005 Employee Incentive Plan as adopted May 19, 2005. Incorporated by reference as previously filed as Exhibit 10.145 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.151a	Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.151a filed with Registrant’s Report on Form 8-K dated March 26, 2007.

10.152	Share Ownership Policy for Executive Officers and Directors, Amended and Restated as of March 15, 2007. Incorporated by reference from Exhibit 10.152 filed with Registrant’s Report on Form 8-K dated March 22, 2007.

10.153	Corporate Governance Principles, Amended and Restated as of March 15, 2007. Incorporated by reference from Exhibit 10.153 filed with Registrant’s Report on Form 8-K dated March 22, 2007.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2009	Tiffany & Co. (Registrant)

By:	/s/ Michael J. Kowalski

Michael J. Kowalski
Chief Executive Officer

TIFFANY & CO.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Michael J. Kowalski	By:	/s/ James N. Fernandez

	Michael J. Kowalski Chairman of the Board and Chief Executive Officer (principal executive officer) (director)		James N. Fernandez Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ Henry Iglesias	By:	/s/ Rose Marie Bravo

	Henry Iglesias Vice President and Controller (principal accounting officer)		Rose Marie Bravo Director

By:	/s/ Gary E. Costley	By:	/s/ Lawrence K. Fish

	Gary E. Costley Director		Lawrence K. Fish Director

By:	/s/ Abby F. Kohnstamm	By:	/s/ Charles K. Marquis

	Abby F. Kohnstamm Director		Charles K. Marquis Director

By:	/s/ Peter W. May	By:	/s/ J. Thomas Presby

	Peter W. May Director		J. Thomas Presby Director

By:	/s/ William A. Shutzer

William A. Shutzer Director

March 30, 2009

TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions

		Charged
	Balance at	to costs	Charged		Balance at
	beginning	and	to other		end of
Description	of period	expenses	accounts	Deductions	period

Year Ended January 31, 2009:

Reserves deducted from assets:

Accounts receivable allowances:

Doubtful accounts	$3,355	$5,963	$–	$4,624[a]	$4,694

Sales returns	6,357	1,611	–	2,728[b]	5,240

Allowance for inventory liquidation and obsolescence	49,226	27,296	–	32,566[c]	43,956

Allowance for inventory shrinkage	684	3,210	–	2,972[d]	922

Deferred tax valuation allowance	20,726	6,760	–	–	27,486

a) Uncollectible accounts written off.
b) Adjustment related to sales returns previously provided for.
c) Liquidation of inventory previously written down to market.
d) Physical inventory losses.

TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions

		Charged
	Balance at	to costs	Charged			Balance at
	beginning	and	to other			end of
Description	of period	expenses	accounts	Deductions		period

Year Ended January 31, 2008:

Reserves deducted from assets:

Accounts receivable allowances:

Doubtful accounts	$2,445	$3,801	$–	$2,891	[a]	$3,355

Sales returns	5,455	1,380	–	478	[b]	6,357

Allowance for inventory liquidation and obsolescence	26,340	35,359	–	12,473	[c]	49,226

Allowance for inventory shrinkage	384	2,960	–	2,660	[d]	684

Deferred tax valuation allowance	19,626	1,502	–	402	[e]	20,726

a) Uncollectible accounts written off.
b) Adjustment related to sales returns previously provided for.
c) Liquidation of inventory previously written down to market.
d) Physical inventory losses.
e) Utilization of deferred tax loss carryforward.

TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions

		Charged
	Balance at	to costs	Charged			Balance at
	beginning of	and	to other			end of
Description	period	expenses	accounts	Deductions		period

Year Ended January 31, 2007:

Reserves deducted from assets:

Accounts receivable allowances:

Doubtful accounts	$2,118	$1,922	$–	$1,595	[a]	$2,445

Sales returns	5,884	–	–	429	[b]	5,455

Allowance for inventory liquidation and obsolescence	25,006	9,879	–	8,545	[c]	26,340

Allowance for inventory shrinkage	1,001	2,227	–	2,844	[d]	384

Deferred tax valuation allowance	10,080	9,546	–	–		19,626

a) Uncollectible accounts written off.
b) Adjustment related to sales returns previously provided for.
c) Liquidation of inventory previously written down to market.
d) Physical inventory losses.

TIFFANY & CO.