Form 10-Q
period 2009-04-30
TIFFANY & CO
filed 2009-06-02
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q
                                ----------------
(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2009.
                                       OR
---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). Yes    .  No   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    X                                                    Accelerated filer   _____

Non-accelerated filer (Do not check if a smaller reporting company)   _____     Smaller reporting company   _____


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   .  No   X  .


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 124,073,910 shares outstanding at the close of business on May 31, 2009.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2009




PART I - FINANCIAL INFORMATION                                                            PAGE
                                                                                          ----
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - April 30, 2009,
                       January 31, 2009 and April 30, 2008 (Unaudited)                       3

                  Condensed Consolidated Statements of Earnings - for the
                       three months ended April 30, 2009 and 2008 (Unaudited)                4

                  Condensed Consolidated Statements of Stockholders' Equity -
                       for the three months ended April 30, 2009 and
                       Comprehensive Earnings - for the three months
                       ended April 30, 2009 and 2008 (Unaudited)                             5

                  Condensed Consolidated Statements of Cash Flows - for the
                       three months ended April 30, 2009 and 2008 (Unaudited)                6

                  Notes to Condensed Consolidated Financial Statements
                       (Unaudited)                                                        7-14

Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                     15-22

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                23

Item 4.           Controls and Procedures                                                   24


PART II - OTHER INFORMATION


Item 1A.          Risk Factors                                                           25-27

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds               28

Item 6.           Exhibits                                                                  29

                  (a)  Exhibits


PART I.       Financial Information
Item 1.       Financial Statements

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)

                                                              April 30,          January 31,           April 30,
                                                                 2009                2009                 2008
                                                          -----------------   -----------------    -----------------

 ASSETS
   Current assets:
   Cash and cash equivalents                              $      303,729      $      160,445         $      159,625
   Accounts receivable, less allowances
     of $8,837, $9,934 and $8,225                                135,437             164,447                193,154
   Inventories, net                                            1,553,717           1,601,236              1,466,166
   Deferred income taxes                                          12,130              13,640                 27,388
   Prepaid expenses and other current assets                     120,772             108,966                 86,784
                                                          -----------------   -----------------    -----------------
   Total current assets                                        2,125,785           2,048,734              1,933,117

   Property, plant and equipment, net                            721,452             741,048                742,116
   Deferred income taxes                                         165,482             166,517                164,847
   Other assets, net                                             149,533             145,984                169,771
                                                          -----------------   -----------------    -----------------
                                                          $    3,162,252      $    3,102,283         $    3,009,851
                                                          =================   =================    =================
 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Short-term borrowings                                  $       74,199      $      242,966         $      199,421
   Current portion of long-term debt                              40,170              40,426                 65,728
   Accounts payable and accrued liabilities                      163,102             223,566                175,777
   Income taxes payable                                           25,324              27,653                 49,979
   Merchandise and other customer credits                         64,239              67,311                 68,573
                                                          -----------------   -----------------    -----------------
   Total current liabilities                                     367,034             601,922                559,478

   Long-term debt                                                707,477             425,412                346,010
   Pension/postretirement benefit obligations                    203,550             200,603                 81,836
   Deferred gains on sale-leasebacks                             125,555             133,641                144,577
   Other long-term liabilities                                   151,977             152,334                134,422

   Commitments and contingencies

   Stockholders' equity:
   Preferred Stock, $0.01 par value; authorized 2,000 shares, none
     issued and outstanding                                          --                   --                     --
   Common Stock, $0.01 par value; authorized 240,000 shares,
     issued and outstanding 124,047, 123,844 and 126,281           1,240               1,238                  1,263
   Additional paid-in capital                                    691,977             687,267                656,704
   Retained earnings                                             974,535             971,299              1,032,173
   Accumulated other comprehensive (loss) gain, net of tax:
        Foreign currency translation adjustments                 (18,989)            (26,238)                48,607
        Deferred hedging (loss) gain                              (6,602)             (8,984)                 3,116
        Unrealized loss on marketable securities                  (5,478)             (6,140)                  (529)
        Net unrealized (loss) gain on benefit plans              (30,024)            (30,071)                 2,194
                                                          -----------------   -----------------    -----------------
   Total stockholders' equity                                  1,606,659           1,588,371              1,743,528
                                                          -----------------   -----------------    -----------------
                                                          $    3,162,252      $    3,102,283         $    3,009,851
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

                                                                                   Three Months Ended
                                                                                        April 30,
                                                                      -----------------------------------------------
                                                                              2009                    2008
                                                                      ----------------------    ---------------------
Net sales                                                             $           523,059       $          668,149

Cost of sales                                                                     232,032                  286,895
                                                                      ----------------------    ---------------------
Gross profit                                                                      291,027                  381,254

Selling, general and administrative expenses                                      236,587                  277,945
                                                                      ----------------------    ---------------------
Earnings from operations                                                           54,440                  103,309

Interest and other expenses, net                                                   12,444                    1,508
                                                                      ----------------------    ---------------------
Earnings from operations before income taxes                                       41,996                  101,801

Provision for income taxes                                                         17,655                   37,411
                                                                      ----------------------    ---------------------
Net earnings                                                          $            24,341       $           64,390
                                                                      ======================    =====================
Net earnings per share:
          Basic                                                       $              0.20       $             0.51
                                                                      ======================    =====================
          Diluted                                                     $              0.20       $             0.50
                                                                      ======================    =====================

Weighted-average number of common shares:
          Basic                                                                   124,001                  126,458
          Diluted                                                                 124,164                  128,773

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

                                                                         Accumulated
                                                   Total                       Other     Common Stock      Additional
                                           Stockholders'     Retained  Comprehensive                          Paid-In
                                                  Equity     Earnings    (Loss) Gain   Shares    Amount       Capital
----------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2009                   $ 1,588,371  $   971,299    $   (71,433)  123,844  $  1,238    $ 687,267
Exercise of stock options and vesting of
   restricted stock units ("RSUs")                   224            -              -       203         2          222
Tax effect of exercise of stock options and
   vesting of RSUs                                (1,125)           -              -         -         -       (1,125)
Share-based compensation expense                   5,613            -              -         -         -        5,613
Cash dividends on Common Stock                   (21,105)     (21,105)             -         -         -            -
Deferred hedging gain, net of tax                  2,382            -          2,382         -         -            -
Unrealized gain on marketable securities,                                                                           -
   net of tax                                        662            -            662         -         -
Foreign currency translation adjustments,                                                                           -
   net of tax                                      7,249            -          7,249         -         -
Net unrealized gain on benefit plans,                                                                               -
   net of tax                                         47            -             47         -         -
Net earnings                                      24,341       24,341              -         -         -            -
                                             ------------------------------------------------------------------------
Balances, April 30, 2009                     $ 1,606,659  $   974,535    $   (61,093)  124,047  $  1,240     $691,977
                                             ========================================================================





                                                          Three Months Ended
                                                               April 30,
                                                    --------------------------------
                                                              2009            2008
                                                    --------------------------------
Comprehensive earnings are as follows:
Net earnings                                             $  24,341        $ 64,390
Deferred hedging gain, net of tax                            2,382           2,227
Foreign currency translation adjustments, net of tax         7,249           6,490
Unrealized gain on marketable securities,
  net of tax                                                   662              92
Net unrealized gain on benefit plans, net of tax                47              66
                                                    --------------------------------
Comprehensive earnings                                  $   34,681        $ 73,265
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

                                                                                    Three Months Ended
                                                                                        April 30,
                                                                     -------------------------------------------------
                                                                                      2009                      2008
                                                                     -----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                         $               24,341     $              64,390
Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
    Depreciation and amortization                                                    32,929                    33,419
    Amortization of gain on sale-leaseback                                           (2,335)                   (2,511)
    Excess tax benefits from share-based payment arrangements                            (4)                   (4,854)
    Provision for inventories                                                         7,150                     4,451
    Provision for pension/postretirement benefits                                     5,845                     6,224
    Share-based compensation expense                                                  5,523                    11,661
Changes in assets and liabilities:
    Accounts receivable                                                              26,181                     4,187
    Inventories                                                                      25,662                   (86,942)
    Prepaid expenses and other current assets                                        (9,813)                    6,504
    Accounts payable and accrued liabilities                                        (62,473)                  (25,487)
    Income taxes payable                                                             (3,822)                 (166,012)
    Merchandise and other customer credits                                           (3,268)                      534
    Other, net                                                                       (4,770)                     (129)
                                                                     -----------------------    ----------------------
Net cash provided by (used in) operating activities                                  41,146                  (154,565)
                                                                     -----------------------    ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                (14,685)                  (26,208)
Other                                                                                (1,264)                   (1,047)
                                                                     -----------------------    ----------------------
Net cash used in investing activities                                               (15,949)                  (27,255)
                                                                     -----------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from credit facility borrowings, net                        (70,289)                  154,729
Repayment of other short-term borrowings                                            (93,000)                       --
Repayment of long-term debt                                                              --                    (1,433)
Proceeds from issuance of long-term debt                                            300,000                        --
Repurchase of Common Stock                                                               --                   (54,837)
Proceeds from exercise of stock options                                                 224                     7,248
Excess tax benefits from share-based payment arrangements                                 4                     4,854
Cash dividends on Common Stock                                                      (21,105)                  (18,887)
Other                                                                                  (764)                       --
                                                                     -----------------------    ----------------------
Net cash provided by financing activities                                           115,070                    91,674
                                                                     -----------------------    ----------------------
Effect of exchange rate changes on cash and cash equivalents                          3,017                     3,117
                                                                     -----------------------    ----------------------
Net increase (decrease) in cash and cash equivalents                                143,284                   (87,029)
Cash and cash equivalents at beginning of year                                      160,445                   246,654
                                                                     -----------------------    ----------------------
Cash and cash equivalents at end of three months                     $              303,729     $             159,625
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


                         TIFFANY & CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (the "Company") and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, by majority exposure to expected losses, residual returns or both. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to fairly state the Company's financial position as of April 30, 2009 and 2008 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2009 is derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

     The Company's business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three months ended April 30, 2009 and 2008 are not necessarily indicative of the results of the entire fiscal year.

2.   NEW ACCOUNTING STANDARDS

     In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net earnings attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; changes in ownership interest to be accounted for similarly, as equity transactions; and, when a subsidiary is deconsolidated, that any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The provisions of SFAS No. 160 did not have a material effect on the Company's financial position or earnings.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Management adopted the remaining provisions of SFAS No. 157 on February 1, 2009. This adoption impacts the way in which the Company calculates fair value for its annual impairment review of goodwill and when conditions exist that require the Company to calculate the fair value of long-lived assets; management has determined that this did not have a material effect on the Company's financial position or earnings.

3.   RESTRUCTURING CHARGES

     In the fourth quarter of 2008, the Company's New York subsidiary offered a voluntary retirement incentive to approximately 800 U.S. employees who met certain age and service eligibility requirements. Approximately 600 employees accepted the early retirement incentive and retired from the Company effective February 1, 2009. In addition, to further align the Company's ongoing cost structure with the anticipated retail environment for luxury goods, management approved a plan in January 2009 to involuntarily terminate additional manufacturing, selling and administrative employees, primarily in the U.S. The employment of most of these employees ended in February 2009. In total, these actions resulted in a reduction of approximately 10% of worldwide staffing.

     Cash expenditures related to the restructuring charges are expected to total $33,361,000. Most of this amount will be paid in 2009. The following table presents the reconciliation of the cash-related restructuring liabilities and spending against those liabilities:

                                                                  Restructuring
     (in thousands)                                                   Liability
     ---------------------------------------------------------------------------
     Liability as of February 1, 2009                         $          33,361
     Payments                                                           (14,788)
                                                           ---------------------
     Liability as of April 30, 2009                           $          18,573
                                                           =====================

4.   INVENTORIES



                               April 30,        January 31,          April 30,
     (in thousands)                 2009               2009               2008
     ---------------------------------------------------------------------------
     Finished goods        $   1,082,029      $   1,115,333      $     987,383
     Raw materials               413,159            416,805            374,721
     Work-in-process              58,529             69,098            104,062
                       ---------------------------------------------------------
     Inventories, net      $   1,553,717      $   1,601,236      $   1,466,166
                       =========================================================

5.   INCOME TAXES

     During the three months ended April 30, 2009, the gross amount of unrecognized tax benefits increased $884,000 to $55,365,000. As of that date, the changes in the unrecognized tax benefits that, if recognized, would affect the effective tax rate and accrued interest and penalties, was not material.

     The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company's tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including U.S. Federal tax year 2006 and Japan (tax years 2003-2005). Tax years from 2003-present are open to examination in various state and other foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $13,000,000 - $28,000,000 in the next 12 months, a portion of which would affect the effective tax rate. Future developments may result in a change in this assessment.

6.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

     The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

                                                                           Three Months Ended April 30,
                                                                 -----------------------------------------
     (in thousands)                                                               2009               2008
     -----------------------------------------------------------------------------------------------------
     Net earnings for basic and diluted EPS                                $    24,341          $  64,390
                                                                 =========================================

     Weighted-average shares for basic EPS                                     124,001            126,458

     Incremental shares based upon the assumed exercise of stock
        options and unvested restricted stock units                                163              2,315
                                                                 -----------------------------------------
                                                                               124,164            128,773
     Weighted-average shares for diluted EPS
                                                                 =========================================

     For the three months ended April 30, 2009 and 2008, there were 8,485,000 and 1,805,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

7.   DEBT

     In April 2009, the Company, in a private transaction with various institutional lenders, issued, at par, $50,000,000 10% Series A Senior Notes due April 2018. The proceeds are available for general corporate purposes. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings. The note purchase agreement contains provisions for an uncommitted shelf facility by which the Company may issue, over the next three years, up to an additional $100,000,000 of Senior Notes for up to a 12-year term at a fixed interest rate based on the Treasury rates available at the time of borrowing plus an applicable credit spread.

     In February 2009, the Company, in a private transaction, issued, at par, $125,000,000 of its 10% Series A-2009 Senior Notes due February 2017 and $125,000,000 of its 10% Series B-2009 Senior Notes due February 2019. The proceeds are available to refinance existing indebtedness and for general corporate purposes. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.

8.   HEDGING INSTRUMENTS

                             Background Information

     The Company uses a limited number of derivative financial instruments, including put option contracts, net-zero-cost collar arrangements (combination of call and put option contracts) and foreign exchange forward contracts to mitigate its exposures to foreign currency and precious metal price exposures. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. If a derivative instrument meets certain hedge accounting criteria, the derivative instrument is designated as one of the following on the date the derivative is entered into in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"):

          o Fair Value Hedge - A hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. For fair value hedge transactions, both the effective and ineffective portions of the changes in the fair value of the derivative and changes in the fair value of the item being hedged are recorded in current earnings.

          o Cash Flow Hedge - A hedge of the exposure to variability in the cash flows of a recognized asset, liability or a forecasted transaction. For cash flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive income ("OCI") and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative are recognized in current earnings.

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

                         Types of Derivative Instruments

     Put Option Contracts - The Company's Japanese subsidiary satisfies nearly all of its inventory requirements by purchasing merchandise, payable in U.S. dollars, from the Company's principal subsidiary. To minimize the potentially negative effect of a significant strengthening of the U.S. dollar against the Japanese yen, the Company purchases put option contracts as hedges of forecasted purchases of merchandise over a maximum term of 12 months. If the market yen exchange rate at the time of the put option contract's expiration is stronger than the contracted exchange rate, the Company allows the option to expire, limiting its loss to the cost of the put option contract. The Company accounts for its put option contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the options' cash flows.

     As of April 30, 2009, the notional amount of put option contracts outstanding was approximately $130,000,000.

     Precious Metal Collars - The Company hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of changes in platinum and silver prices. The Company uses a combination of call and put option contracts in net-zero-cost collar arrangements. If the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The Company accounts for its precious metal collars as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars' cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months.

     As of April 30, 2009, there were 4,400 and 256,000 ounces of platinum and silver precious metal collar contracts outstanding.

     Foreign Exchange Forward Contracts - The Company uses foreign exchange forward contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities and intercompany transactions between entities with differing functional currencies. These foreign exchange forward contracts are designated and accounted for as either cash flow hedges or economic hedges that are not designated as hedging instruments. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. As of April 30, 2009, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was approximately $15,000,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was approximately $10,000,000. The term of all outstanding foreign exchange forward contracts as of April 30, 2009 ranged from one to 12 months.

     Information on the location and amounts of derivative gains and losses in the Condensed Consolidated Statements of Earnings for the three months ended April 30, 2009 is as follows:

                                                                      Pre-Tax Gain      Pre-tax Gain or (Loss)
                                                                 Recognized in OCI              Recognized in
     (in thousands)                                            (Effective Portion)                   Earnings
     ----------------------------------------------------------------------------------------------------------
     Derivatives in SFAS No. 133 Cash Flow Hedging
      Relationships:

     Put option contracts a                                    $             657          $             (988)
     Precious metal collars a                                              1,830                         161
     Foreign exchange forward contracts b                                    115                        (352)c

     Derivatives Not Designated as Hedging Instruments
      Under SFAS No. 133:
     Foreign exchange forward contracts b                                     --                          21 c
                                                             --------------------------------------------------
     Total gain                                                $           2,602           $          (1,158)
                                                             ==================================================

     a The gain or loss recognized in earnings is included within Cost of Sales on the Company's Condensed Consolidated Statement of Earnings.
     b The gain or loss recognized in earnings is included within Interest and other expenses, net on the Company's Condensed Consolidated Statement of Earnings.
     c Gains or losses on foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.

     There was no material ineffectiveness related to the Company's put option contracts, precious metal collars or foreign exchange forward contracts for the period ended April 30, 2009. The Company expects that approximately $8,000,000 of net pre-tax derivative losses included in accumulated other comprehensive income at April 30, 2009 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metals prices.

     For information regarding the location and amount of the derivative instrument in the Condensed Consolidated Balance Sheet, refer to "Note 9 - Fair Value of Financial Instruments."

                          Concentration of Credit Risk

     A number of major international financial institutions are counterparties to the Company's derivative financial instruments. The Company enters into financial instrument agreements only with counterparties meeting certain credit standards (a credit rating of A/A2 or better at the time of the agreement), limiting the amount of agreements or contracts it enters into with any one party. The Company may be exposed to credit losses in the event of nonperformance by individual counterparties or the entire group of counterparties. The Company has not recognized any losses due to counterparty non-performance for the three months ended April 30, 2009.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The Company uses the market approach to measure fair value for its mutual funds, put option contracts, precious metal collars and foreign exchange forward contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

     Financial assets and liabilities carried at fair value at April 30, 2009 are classified in the table below in one of the three categories described above:


                                                                Estimated Fair Value

                                                  -------------------------------------------------

                                      Carrying                                                          Total Fair
     (in thousands)                      Value          Level 1         Level 2          Level 3             Value
     -------------------------------------------------------------------------------------------------------------

     Mutual funds a                $    21,523       $   21,523     $       --       $        --        $   21,523

     Derivatives designated as hedging instruments under SFAS No. 133:

     Put option contracts b              1,853               --          1,853                --             1,853
     Precious metal collars b              362               --            362                --               362
     Foreign exchange
       forward contracts b                 291               --            291                --               291

     Derivatives not designated as hedging instruments under SFAS No. 133:
     Foreign exchange
       forward contracts b                  17               --             17                --                17
                               -----------------------------------------------------------------------------------
     Total assets                  $    24,046      $    21,523      $   2,523       $        --        $   24,046
                               ===================================================================================


                                                                Estimated Fair Value

                                                  -------------------------------------------------

                                      Carrying                                                          Total Fair
     (in thousands)                      Value          Level 1         Level 2          Level 3             Value
     -------------------------------------------------------------------------------------------------------------

     Derivatives designated as hedging instruments under SFAS No. 133:

     Put option contracts c        $        57      $        --      $       57     $          --      $        57
     Precious metal collars c            1,951               --           1,951                --            1,951
     Foreign exchange
       forward contracts c                 893               --             893                --              893

     Derivatives not designated as hedging instruments under SFAS No. 133:

     Foreign exchange
       forward contracts c                 164               --             164                --              164
                                -----------------------------------------------------------------------------------
     Total liabilities             $     3,065      $        --      $    3,065     $          --      $     3,065
                                ===================================================================================


     a This amount is included within Other assets, net on the Company's Condensed Consolidated Balance Sheet.
     b This amount is included within Prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheet.
     c This amount is included within Accounts payable and accrued liabilities on the Company's Condensed Consolidated Balance Sheet.

10.  EMPLOYEE BENEFIT PLANS

     The Company maintains several pension and retirement plans, as well as provides certain health-care and life insurance benefits.

     Net periodic pension and other postretirement benefit expense included the following components:

                                                                 Three Months Ended April 30,
                                              -------------------------------------------------------------------
                                                                                            Other
                                                        Pension Benefits            Postretirement Benefits
                                              -------------------------------------------------------------------
     (in thousands)                                     2009             2008             2009             2008
     ------------------------------------------------------------------------------------------------------------
     Service cost                               $      2,948     $      4,570    $         268     $        417
     Interest cost                                     5,681            4,397              646              478
     Expected return on plan assets                   (3,726)          (3,914)              --               --
     Amortization of prior service cost                  268              321             (165)            (198)
     Amortization of net loss                            (74)             153               (1)              --
                                              -------------------------------------------------------------------
     Net expense                                $      5,097     $      5,527     $        748     $        697
                                              ===================================================================

11.  SEGMENT INFORMATION

     The Company's reportable segments are as follows:

          o Americas includes sales in TIFFANY & CO. stores in the United States, Canada and Latin/South America, as well as sales of TIFFANY & CO. products in certain of those markets through business-to-business, Internet, catalog and wholesale operations;

          o Asia-Pacific includes sales in TIFFANY & CO. stores in that region, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet and wholesale operations;

          o Europe includes sales in TIFFANY & CO. stores in that region, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet and wholesale operations; and

          o Other consists of all non-reportable segments. Other consists primarily of wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs. In addition, Other includes worldwide sales made by businesses operated under trademarks or trade names other than TIFFANY & CO., such as IRIDESSE, as well as earnings received from third-party licensing agreements.

     Certain information relating to the Company's segments is set forth below:

                                                                      Three Months Ended April 30,
                                                         -------------------------------------------------------
     (in thousands)                                                         2009                        2008
     -----------------------------------------------------------------------------------------------------------
     Net sales:
       Americas                                                $         258,994           $         373,565
       Asia-Pacific                                                      201,427                     222,037
       Europe                                                             55,590                      60,125
                                                         -------------------------------------------------------
       Total reportable segments                                         516,011                     655,727
       Other                                                               7,048                      12,422
                                                         -------------------------------------------------------
                                                               $         523,059           $         668,149
                                                         =======================================================



                                                                       Three Months Ended April 30,

                                                         -------------------------------------------------------
     (in thousands)                                                        2009                        2008
     -----------------------------------------------------------------------------------------------------------
     Earnings (losses) from operations*:
       Americas                                                $          29,469           $          68,291
       Asia-Pacific                                                       47,943                      56,365
       Europe                                                              7,820                      11,574
                                                         --------------------------- ---------------------------
       Total reportable segments                                          85,232                     136,230
       Other                                                              (6,305)                     (4,025)
                                                         --------------------------- ---------------------------
                                                               $          78,927           $         132,205
                                                         =========================== ===========================

     *Represents earnings (losses) from operations before unallocated corporate expenses and other expenses, net.

     The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

                                                                      Three Months Ended April 30,
                                                         -------------------------------------------------------
     (in thousands)                                                        2009                        2008
     -----------------------------------------------------------------------------------------------------------
     Earnings from operations for segments                     $         78,927           $         132,205
     Unallocated corporate expenses                                     (24,487)                    (28,896)
     Other expenses, net                                                (12,444)                     (1,508)
                                                         -------------------------------------------------------
     Earnings from operations before income taxes              $         41,996           $         101,801
                                                         =======================================================

     Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.

12.  SUBSEQUENT EVENT

     On May 21, 2009, the Company's Board of Directors declared a quarterly dividend on its Common Stock of $0.17 per share. This dividend will be paid on July 10, 2009 to stockholders of record on June 22, 2009.

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

The Company's reportable segments are as follows:

     o Americas includes sales in TIFFANY & CO. stores in the United States, Canada and Latin/South America, as well as sales of TIFFANY & CO. products in certain of those markets through business-to-business, Internet, catalog and wholesale operations;

     o Asia-Pacific includes sales in TIFFANY & CO. stores in that region, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet and wholesale operations;

     o Europe includes sales in TIFFANY & CO. stores in that region, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet and wholesale operations; and

     o Other consists of all non-reportable segments. Other consists primarily of wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs. In addition, Other includes worldwide sales made by businesses operated under trademarks or trade names other than TIFFANY & CO., such as IRIDESSE, as well as earnings received from third-party licensing agreements.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

HIGHLIGHTS
----------

     o Worldwide net sales decreased 22% in the three months ("first quarter") ended April 30, 2009. The lack of consumer confidence and disposable income brought about by the global economic downturn continues to affect sales in most markets. This was also the case in the second half of 2008.

     o Worldwide comparable store sales decreased 21% in the first quarter on a constant-exchange-rate basis (see "Non-GAAP Measures" below).

     o The Company opened three (net) TIFFANY & CO. retail locations in the first quarter.

     o Net earnings decreased 62% to $24,341,000 in the first quarter. Net earnings per diluted share decreased 61% in the first quarter.

     o The Company secured additional long-term financing in order to refinance certain maturing debt and to provide for the Company's long-term working capital needs.

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

Management   believes  this   constant-exchange-rate   basis   provides  a  more
representative   assessment  of  the  sales   performance  and  provides  better
comparability between reporting periods.

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


                                                              First Quarter 2009 vs. 2008
                                     -------------------------------------------------------------------------------
                                                                                              Constant-Exchange-
                                           GAAP Reported             Translation Effect           Rate Basis
                                     -------------------------------------------------------------------------------
Net Sales:
----------
Worldwide                                     (22)%                         (4)%                    (18)%
Americas                                      (31)%                         (1)%                    (30)%
     U.S.                                     (31)%                           --                    (31)%
Asia-Pacific                                   (9)%                         (2)%                     (7)%
     Japan                                     (7)%                          6 %                    (13)%
     Other Asia-Pacific                       (11)%                        (15)%                      4 %
Europe                                         (8)%                        (26)%                     18 %

Comparable Store Sales:
-----------------------
Worldwide                                     (24)%                         (3)%                    (21)%
Americas                                      (34)%                         (2)%                    (32)%
     U.S.                                     (34)%                           --                    (34)%
Asia-Pacific                                  (10)%                         (1)%                     (9)%
     Japan                                     (6)%                          7 %                    (13)%
     Other Asia-Pacific                       (16)%                        (11)%                     (5)%
Europe                                        (19)%                        (22)%                      3 %



RESULTS OF OPERATIONS
---------------------

Certain operating data as a percentage of net sales were as follows:


                                                                                       First Quarter
                                                                          -----------------------------------------
                                                                                       2009                2008
                                                                          -----------------------------------------
Net sales                                                                             100.0%              100.0%
Cost of sales                                                                          44.4                42.9
                                                                          -----------------------------------------
Gross profit                                                                           55.6                57.1
Selling, general and administrative expenses                                           45.2                41.6
                                                                          -----------------------------------------
Earnings from operations                                                               10.4                15.5
Interest and other expenses, net                                                        2.4                 0.3
                                                                          -----------------------------------------
Earnings from operations before income taxes                                            8.0                15.2
Provision for income taxes                                                              3.3                 5.6
                                                                          -----------------------------------------
Net earnings                                                                            4.7%                9.6%
                                                                          =========================================


Net Sales
---------
Net sales were as follows:

                                                                    First Quarter
                                   ---------------------------------------------------------------------------------
(in thousands)                                    2009                       2008                  Decrease
--------------------------------------------------------------------------------------------------------------------
Americas                              $        258,994              $     373,565                      (31)%

Asia-Pacific                                   201,427                    222,037                       (9)%

Europe                                          55,590                     60,125                       (8)%

Other                                            7,048                     12,422                      (43)%
                                   --------------------------------------------------------------------------------
                                      $        523,059              $     668,149                      (22)%
                                   ================================================================================

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

Americas. Total sales in the Americas decreased $114,571,000, or 31%, in the first quarter primarily due to a decline in the number of units sold. Comparable U.S. store sales declined 34%, or $103,444,000, in the first quarter, while non-comparable U.S. store sales grew $4,262,000 in the first quarter. The U.S. comparable store sales decline consisted of a 42% decrease in New York Flagship store sales and a 32% decline in comparable branch store sales. Combined Internet and catalog sales in the U.S. declined 17%, or $5,766,000.

Asia-Pacific. Total sales in Asia-Pacific decreased $20,610,000, or 9%, in the first quarter primarily due to a decline in the number of units sold. Comparable store sales declined 10%, or $21,072,000, in the first quarter. On a constant-exchange-rate basis, Asia-Pacific sales decreased 7% and comparable store sales decreased 9% (consisting of a 13% decline in Japan comparable store sales and a 5% decrease in comparable store sales in countries other than Japan).

Europe. Total sales in Europe decreased $4,535,000, or 8%, in the first quarter primarily due to foreign currency translation, as on a constant-exchange-rate basis, sales increased 18% due to incremental sales from new stores opened during the past 12 months. The overall sales decline consisted of a comparable store sales decline of 19%, or $9,161,000 and a decline of $3,658,000 in e-commerce and other sales, while non-comparable store sales were $8,284,000. On a constant-exchange-rate basis, comparable store sales rose 3%, reflecting growth in the United Kingdom and certain other countries.

Other. Other sales decreased $5,374,000, or 43%, in the first quarter primarily due to lower wholesale sales of diamonds that were deemed not suitable for the Company's needs. This was partly offset by increased sales in IRIDESSE stores. IRIDESSE locations will be closed as agreements are reached with landlords and inventory is sold. Recent liquidation sales at these stores led to the sales increase. Wholesale diamond sales decreased 89% to $1,005,000 in the first quarter.

Store Data. Management expects to open 13 Company-operated TIFFANY & CO. stores and boutiques in 2009, increasing the store base by 6%.

Management's announced openings and closings of TIFFANY & CO. stores are:



                                                                   Actual Openings           Expected Openings
Location                                                           (Closings) 2009            (Closings) 2009
--------------------------------------------------------------------------------------------------------------------
Americas:
    Toronto - Yorkdale Shopping Centre, Canada                      First Quarter
    Guadalajara, Mexico                                             First Quarter
    Roseville, California                                                                      Third Quarter
    Seattle - University Village, Washington                                                   Third Quarter
    Las Vegas, Nevada                                                                          Fourth Quarter
Asia-Pacific:
    Busan - Shinsegae Centum, Korea                                 First Quarter
    Hangzhou, China                                                 First Quarter
    Ikebukuro - Mitsukoshi, Japan                                  (First Quarter)
    Kagoshima - Mitsukoshi, Japan                                                             (Second Quarter)
    Kagoshima - Yamakataya, Japan                                                              Second Quarter
    Canton Road, Hong Kong                                                                     Second Quarter
    Ikebukuro - Seibu, Japan                                                                   Third Quarter
    Seoul - Shinsegae Youngdeungpo, Korea                                                      Third Quarter
    Melbourne - Chadstone Mall, Australia                                                      Fourth Quarter
Europe:
    Amsterdam, Netherlands                                                                     Fourth Quarter


Gross Margin
------------
Gross margin (gross profit as a percentage of net sales) decreased in the first quarter by 1.5 percentage points primarily due to (i) 2.3 percentage points related to higher product costs, partly offset by (ii) a 0.8 percentage point improvement due to a decrease in low margin wholesale sales of diamonds.

The Company adjusts its retail prices from time to time to address specific market conditions, product cost increases and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses is consumer demand for the product category involved. Consumer demand is influenced by consumer confidence and competitive pricing conditions. The Company uses a limited number of derivative instruments to mitigate foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements - Note 8. Hedging Instruments").

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------
SG&A expenses decreased $41,358,000, or 15%, in the first quarter, primarily due to (i) decreased labor and benefit costs of $17,529,000 as a result of the staffing reduction initiatives announced during the fourth quarter of 2008 (see "Item 1. Notes to Condensed Consolidated Financial Statements - Note 3. Restructuring Charges"); (ii) decreased marketing expenses of $16,308,000; and
(iii) a decline in variable expenses due to lower sales, all of which more than offset incremental costs of new stores opened in the past 12 months. Changes in foreign currency exchange rates had the effect of decreasing overall SG&A expenses in the first quarter by 3% compared to the prior year. SG&A expenses as a percentage of net sales increased by 3.6 percentage points in the first quarter due to the decline in sales.

Earnings from Operations
------------------------

                                            First Quarter       % of Net          First Quarter          % of Net
(in thousands)                                  2009             Sales*               2008                Sales*
--------------------------------------------------------------------------------------------------------------------
Earnings (losses) from operations:
    Americas                               $     29,469             11.4%       $      68,291               18.3%
    Asia-Pacific                                 47,943             23.8%              56,365               25.4%
    Europe                                        7,820             14.1%              11,574               19.2%
    Other                                        (6,305)           (89.5%)             (4,025)             (32.4%)
                                        ----------------------------------------------------------------------------
                                                 78,927                               132,205
Unallocated corporate expenses                  (24,487)             4.7%             (28,896)               4.3%
                                        ----------------------------------------------------------------------------
Earnings from operations                   $     54,440             10.4%       $     103,309               15.5%
                                        ============================================================================

* Percentages represent earnings (losses) from operations as a percentage of each segment's net sales.

Earnings from operations decreased 47% in the first quarter. On a segment basis, the ratio of earnings (losses) from operations (before the effect of unallocated corporate expenses and other expenses, net) to each segment's net sales in the first quarter of 2009 and 2008 was as follows:

     o Americas - the ratio decreased 6.9 percentage points primarily resulting from a decrease in gross margin (due to higher product costs) and a decline in sales which more than offset cost savings from the initiatives implemented at the end of 2008;

     o Asia-Pacific - the ratio decreased 1.6 percentage points primarily due to a decrease in gross margin (due to higher product costs), partly offset by reduced operating expenses attributed to the cost savings initiatives;

     o Europe - the ratio decreased 5.1 percentage points primarily due to a decrease in gross margin (due to higher product costs) and increased operating expenses (associated with new stores opened over the past 12 months); and

     o Other - the increased operating loss is attributable to costs associated with closing the IRIDESSE locations.

Unallocated corporate expenses includes costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.

Interest and Other Expenses, net
--------------------------------
Interest and other expenses, net increased $10,936,000 in the first quarter primarily due to higher interest expense related to increased long-term borrowings.

Provision for Income Taxes
--------------------------
The effective income tax rate for the first quarter of 2009 was 42.0% versus 36.7% in the prior year reflecting differences in the geographical mix of earnings.

2009 Outlook
------------
Uncertainty in the global economic environment has made it more difficult to predict when consumer sentiment with respect to jewelry purchases will improve. In order to plan the Company's expenditures, management's financial performance objectives are based on the following assumptions, which may or may not prove valid, and should be read in conjunction with "Item 1A. Risk Factors" on page 25.

Management's full-year 2009 plan is currently as follows:

     o A net sales decline of approximately 11% composed of (i) a mid-teens percentage decrease in the Americas, factoring in a high-teens percentage U.S. comparable sales decline (greater in the first half of the year); (ii) a mid single-digit percentage decrease in Asia-Pacific, which includes a high single-digit comparable sales decline on a constant-exchange-rate basis; (iii) a high single-digit percentage decrease in Europe, with comparable sales equal to last year on a constant-exchange-rate basis; and (iv) a 20% decrease in Other sales.

               o The Company's worldwide expansion strategy is to continue to open Company-operated TIFFANY & CO. stores and boutiques. The Company has moderated the rate of anticipated store openings in 2009 to five in the Americas, seven in Asia-Pacific and one in Europe.

     o A three-percentage-point decline in operating margin compared against the prior year (when excluding the non-recurring items in 2008 as discussed in the notes to "Item 6. Selected Financial Data" in the Company's Annual Report on Form 10-K) based upon an expected decline in gross margin and an increase in the ratio of SG&A expenses to net sales.

               o This plan includes (i) savings of $60,000,000 resulting from the staff reduction initiatives taken at the end of 2008;
                    (ii) reduced marketing spending; and (iii) variable and other fixed cost savings.

     o Interest and other expenses, net of approximately $50,000,000, which represents an increase from the prior year due to higher interest expense as a result of recent long-term debt issuances.

     o    An effective tax rate of 37%.

     o    Net earnings per diluted share of $1.50 - $1.60.

     o    Net inventories declining by a single-digit percentage.

     o    Capital expenditures of $100,000,000.

New Accounting Standards
------------------------
See "Item 1. Financial Statements - Note 2. New Accounting Standards" to condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The global credit and equity markets have undergone significant disruption, making it difficult for many businesses to obtain financing on favorable terms. The Company has taken steps to address these challenges. First, as noted in the 2009 Outlook section above, management has reduced costs to better align the Company's expenses with the expected sales decline. Secondly, the Company secured $400,000,000 of long-term debt, which consists of $100,000,000 issued in December 2008, $250,000,000 issued in February 2009 and $50,000,000 issued in April 2009 (see "Recent Borrowings" below) to: (i) refinance debt obligations that have come due or are expected to mature over the next year; (ii) use the funds for general corporate purposes; and (iii) provide for financial flexibility in the event that disruptions in the economy or credit markets continue or worsen.

The Company is party to a multibank, multicurrency, committed $450,000,000 unsecured revolving credit facility ("Credit Facility"), and has the option to increase the committed amount to $500,000,000, subject to bank approval. The Credit Facility is intended for working capital and other corporate purposes. There was $68,753,000 outstanding and $381,247,000 available to be borrowed under the Credit Facility at April 30, 2009. The Credit Facility expires in July 2010 and the Company intends to renew the facility.

Management believes that the proceeds from the debt financing that the Company recently issued, other cash on hand, internally-generated cash flows and the funds available under its revolving Credit Facility are sufficient to support the Company's planned worldwide business expansion, debt service, capital expenditures, working capital needs and dividends for the foreseeable future. Based on the Company's business plan for 2009, management expects the Company to generate free cash flow (cash flow from operating activities minus capital expenditures) in excess of $400,000,000.

The following table summarizes cash flows from operating, investing and financing activities:

                                                                                    First Quarter
                                                                  ---------------------------------------------------
(in thousands)                                                                    2009                      2008
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in):
  Operating activities                                                 $        41,146           $      (154,565)
  Investing activities                                                         (15,949)                  (27,255)
  Financing activities                                                         115,070                    91,674
Effect of exchange rates on cash and cash equivalents                            3,017                     3,117
                                                                  ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   $       143,284           $       (87,029)
                                                                  ===================================================

Operating Activities
--------------------
The Company's net cash inflow from operating activities of $41,146,000 in the first quarter of 2009 compared with an outflow of $154,565,000 in the same period in 2008. The cash outflow in the first quarter of 2008 was primarily due to increased tax payments and inventory purchases.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,758,751,000 and 5.8 at April 30, 2009, compared with $1,446,812,000 and
3.4 at January 31, 2009 and $1,373,639,000 and 3.5 at April 30, 2008.

Accounts receivable, less allowances at April 30, 2009 were 18% lower than at January 31, 2009 and were 30% lower than at April 30, 2008 primarily due to a decline in sales. Changes in foreign currency exchange rates had an insignificant effect on the change in accounts receivable balances compared to January 31, 2009 and April 30, 2008.

Inventories, net at April 30, 2009 were 6% above balances at April 30, 2008 due to new store openings and weak sales trends and were 3% below balances at January 31, 2009 due to steps management has taken to reduce internal manufacturing and purchases from vendors. Changes in foreign currency exchange rates had an insignificant effect on the change in inventories, net compared to January 31, 2009 and decreased inventories, net by 3% compared to April 30, 2008.

Investing Activities
--------------------
The Company's net cash outflow from investing activities of $15,949,000 in the first quarter of 2009 compared with an outflow of $27,255,000 in the first quarter of 2008. The decreased outflow in the current year is primarily due to lower capital expenditures as a result of the moderated rate of store openings in the current year.

Capital Expenditures. Capital expenditures were $14,685,000 in the first quarter of 2009 compared with $26,208,000 in the first quarter of 2008. In both years, expenditures were primarily related to the opening, renovation and expansion of stores and distribution facilities and ongoing investments in new systems.

Financing Activities
--------------------
The Company's net cash inflow from financing activities of $115,070,000 in the first quarter of 2009 compared with an inflow of $91,674,000 in the first quarter of 2008. The increased cash inflow in 2009 was primarily due to proceeds received from the issuance of long-term debt, partly offset by repayments of the Credit Facility and other short-term borrowings.

Share Repurchases. At April 30, 2009, there remained $402,427,000 of authorization for future repurchases. The Company's stock repurchase program expires in January 2011. At least annually, the Company's Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flow and capital requirements. The Company suspended share repurchases during the third quarter of 2008 in order to conserve cash, and such suspension continued at the time of this filing. During the first quarter of 2008, the Company repurchased $54,837,000 of shares outstanding.

Recent Borrowings. In April 2009, the Company, in a private transaction with various institutional lenders, issued, at par, $50,000,000 10% Series A Senior Notes due April 2018. The proceeds are available for general corporate purposes. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.

In  March  2009,  the  Company  repaid   $93,000,000  of  its  other  short-term
borrowings.

In February 2009, the Company, in a private transaction, issued, at par, $125,000,000 of its 10% Series A-2009 Senior Notes due February 2017 and $125,000,000 of its 10% Series B-2009 Senior Notes due February 2019. The proceeds are available to refinance existing indebtedness and for general corporate purposes. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 51% at April 30, 2009, 45% at January 31, 2009, and 35% at April 30, 2008. The increase in the ratio as of April 30, 2009 and January 31, 2009 largely reflects increased borrowings.

At April 30, 2009, the Company was in compliance with all debt covenants.

Contractual Obligations
-----------------------
The Company's contractual cash obligations and commercial commitments at April 30, 2009 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not changed significantly since January 31, 2009. Also see Recent Borrowings above.

Seasonality
-----------
As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Management expects such seasonality to continue.

Forward-Looking Statements
--------------------------
This quarterly report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's goals, plans and projections with respect to store openings, sales, retail prices, gross margin, expenses, effective tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow and liquidity. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. One can identify these forward-looking statements by the fact that they use words such as "believes," "intends," "plans," and "expects" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on management's current plan and involve inherent risks, uncertainties and assumptions that could cause actual outcomes to differ materially from the current plan. The Company has included important factors in the cautionary statements included in its 2008 Annual Report on Form 10-K and in this quarterly report, particularly under "Item 1A. Risk Factors," that the Company believes could cause actual results to differ materially from any forward-looking statement.

Although the Company believes it has been prudent in its plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date this quarterly report was first filed with the Securities and Exchange Commission. The Company undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changes in expectations or otherwise.

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

                              Foreign Currency Risk

The Company's Japanese subsidiary satisfies nearly all of its inventory requirements by purchasing merchandise, payable in U.S. dollars, from the Company's principal subsidiary. To minimize the potentially negative effect of a significant strengthening of the U.S. dollar against the Japanese yen, the Company purchases put option contracts as hedges of forecasted purchases of merchandise over a maximum term of 12 months. The fair value of put option contracts is sensitive to changes in yen exchange rates. If the market yen exchange rate at the time of the put option contract's expiration is stronger than the contracted exchange rate, the Company allows the option to expire, limiting its loss to the cost of the put option contract.

The Company also uses foreign exchange forward contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities and intercompany transactions between entities with differing functional currencies. Gains or losses on these foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. The term of all outstanding foreign exchange forward contracts as of April 30, 2009 ranged from one to 12 months.


                            Precious Metal Price Risk

The Company hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of changes in platinum and silver prices. The Company uses a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars"). If the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months.

PART I. Financial Information
Item 4. Controls and Procedures

Disclosure Controls and Procedures

     Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934), the Registrant's chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

     In the ordinary course of business, the Registrant reviews its system of internal control over financial reporting and makes changes to its systems and processes to improve controls and increase efficiency, while ensuring that the Registrant maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes.

     The Registrant's chief executive officer and chief financial officer have determined that there have been no changes in the Registrant's internal control over financial reporting during the period covered by this report identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

     The Registrant's management, including its chief executive officer and chief financial officer, necessarily applied their judgment in assessing the costs and benefits of such controls and procedures. By their nature, such controls and procedures cannot provide absolute certainty, but can provide reasonable assurance regarding management's control objectives. Our chief executive officer and our chief financial officer have concluded that the Registrant's disclosure controls and procedures are (i) designed to provide such reasonable assurance and (ii) are effective at that reasonable assurance level.

PART II. Other Information
Item 1A. Risk Factors

As is the case for any retailer, the Registrant's success in achieving its objectives and expectations is dependent upon general economic conditions, competitive conditions and consumer attitudes. However, certain factors are specific to the Registrant and/or the markets in which it operates. The following "risk factors" are specific to the Registrant; these risk factors affect the likelihood that the Registrant will achieve the financial objectives and expectations communicated by management:

(i) Risk: that challenging global economic conditions and related low levels of consumer confidence continue or worsen over a prolonged period of time and adversely affect the Registrant's sales.

     As a retailer of goods which are discretionary purchases, the Registrant's sales results are particularly sensitive to changes in economic conditions and consumer confidence. Consumer confidence is affected by general business conditions; changes in the market value of securities and real estate; inflation; interest rates and the availability of consumer credit; tax rates; and expectations of future economic conditions and employment prospects.

     Consumer spending for discretionary goods generally declines during times of falling consumer confidence, which negatively affects the Registrant's earnings because of its cost base and inventory investment.

     Many of the Registrant's competitors may continue to react to falling consumer confidence by reducing their retail prices; such reductions and/or inventory liquidations can have a short-term adverse effect on the Registrant's sales.

     In addition, some observers believe that the short-term attractiveness of "luxury" goods may have waned in certain markets, thus reducing demand. This could adversely affect the Registrant's sales and margins.

     Uncertainty surrounding the current global economic environment makes it more difficult for the Registrant to forecast operating results. The Registrant's forecasts employ the use of estimates and assumptions. Actual results could differ from forecasts, and those differences could be material.

(ii) Risk: that sales will decline or remain flat in the Registrant's fourth fiscal quarter, which includes the holiday selling season.

     The Registrant's business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Poor sales results during the Registrant's fourth quarter will have a material adverse effect on the Registrant's sales and profits.

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

     The Registrant operates retail stores and boutiques in various countries outside of the U.S. and, as a result, is exposed to market risk from fluctuations in foreign currency exchange rates. The Registrant's sales in those countries represented 46% of its net sales, of which Japan represented 19% of net sales, in Fiscal 2008. A substantial weakening of foreign currencies against the U.S. dollar would require the Registrant to raise its retail prices or reduce its profit margins in various locations outside of the U.S. Consumers in those markets may not accept significant price increases on the Registrant's goods; thus, there is a risk that a substantial weakening of foreign currencies will result in reduced sales or profit margins.

(v) Risk: that the Registrant will be unable to continue to offer merchandise designed by Elsa Peretti or Paloma Picasso.

     The Registrant's long-standing right to sell the jewelry designs of Elsa Peretti and Paloma Picasso and use their trademarks is responsible for a substantial portion of the Registrant's revenues. Merchandise designed by Ms. Peretti and by Ms. Picasso accounted for 11% and 3% of Fiscal 2008 net sales. Tiffany has exclusive license arrangements with Ms. Peretti and Ms. Picasso; these arrangements are subject to royalty payments as well as other requirements. Each license may be terminated by Tiffany or the designer on six months notice, even in the case where no default has occurred. Also, no agreements have been made for the continued sale of the designs or use of the trademarks ELSA PERETTI or PALOMA PICASSO following the death of either designer. Loss of either license would materially adversely affect the Registrant's business through lost sales and profits.

(vi) Risk: that changes in prices of diamonds and precious metals or reduced supply availability might adversely affect the Registrant's ability to produce and sell products at desired profit margins.

     Most of the Registrant's jewelry and non-jewelry offerings are made with diamonds, gemstones and/or precious metals. A significant change in the prices of these commodities could adversely affect the Registrant's business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial increase in the price of raw materials and/or high-quality rough and polished diamonds within the quality grades, colors and sizes that customers demand could lead to decreased customer demand and lost sales and/or reduced gross profit margins. Conversely, a decrease in the prices of raw materials could have a disruptive effect, negatively or positively, on sales demand and short-term margins.

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

     If trade relationships between the Registrant and one or more of its significant vendors were disrupted, the Registrant's sales could be adversely affected in the short-term until alternative supply arrangements could be established.

(vii) Risk: that the value of the TIFFANY & CO. trademark will decline due to the sale of counterfeit merchandise by infringers.

     The TIFFANY & CO. trademark is an asset which is essential to the competitiveness and success of the Registrant's business and the Registrant takes appropriate action to protect it. Tiffany actively pursues those who produce or sell counterfeit TIFFANY & CO. goods through civil action and cooperation with criminal law enforcement agencies. However, the Registrant's enforcement actions have not stopped the imitation and counterfeit of the Registrant's merchandise or the infringement of the trademark, and counterfeit TIFFANY & CO. goods remain available in many markets. In recent years, there has been an increase in the availability of counterfeit goods, predominantly silver jewelry, in various markets by street vendors and small retailers, as well as on the Internet. The continued sale of counterfeit merchandise could have an adverse effect on the TIFFANY & CO. brand by undermining Tiffany's reputation for quality goods and making such goods appear less desirable to consumers of luxury goods. Damage to the brand would result in lost sales and profits.

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

     In Japan, many of the retail locations are located in department stores. TIFFANY & CO. boutiques located in department stores in Japan represented 79% of net sales in Japan and 15% of consolidated net sales in Fiscal 2008. In recent years, the Japanese department store industry has, in general, suffered declining sales and there is a risk that such financial difficulties will force further consolidations or store closings. Should one or more Japanese department store operators elect or be required to close one or more stores now housing a TIFFANY & CO. boutique, the Registrant's sales and profits would be reduced while alternative premises were being obtained. The Registrant's commercial relationships with department stores in Japan, and their abilities to continue as leading department store operators, have been and will continue to be substantial factors in the Registrant's continued success in Japan.

(ix) Risk: that the Registrant's business is dependent upon the distinctive appeal of the TIFFANY & CO. brand.

     The TIFFANY & CO. brand's association with quality, luxury and exclusivity is integral to the success of the Registrant's business. The Registrant's expansion plans for retail and direct selling operations and merchandise development, production and management support the brand's appeal. Consequently, poor maintenance, promotion and positioning of the TIFFANY & CO. brand, as well as market over-saturation, may adversely affect the business by diminishing the distinctive appeal of the TIFFANY & CO. brand and tarnishing its image. This would result in lower sales and profits.

(x) Risk: that the current volatile global economy may have a material adverse effect on the Company's liquidity and capital resources.

     U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses, including the Registrant, to obtain financing on acceptable terms. A prolonged downturn in the economy, extending further than those included in management's projections, could have an effect on the Registrant's cost of borrowing, could diminish its ability to service or maintain existing financing, and could make it more difficult for the Registrant to obtain additional financing or to refinance existing long-term obligations. In addition, increased disruption in the markets could lead to the failure of financial institutions. If any of the banks participating in the Registrant's revolving credit facility were to declare bankruptcy, the Registrant would no longer have access to those committed funds.

     Further deterioration in the stock market could continue to negatively impact the valuation of pension plan assets and result in increased minimum funding requirements.

PART II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The  following  table  contains  the  Company's  stock   repurchases  of  equity
securities in the first quarter of Fiscal 2009:


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
                                 Shares (or Units)  Price Paid per     Publicly Announced         Purchased Under the
Period                                  Purchased   Share (or Unit)     Plans or Programs           Plans or Programs
------------------------------------------------------------------------------------------------------------------------

February 1, 2009 to                       --               --                    --                 $402,427,000
February 28, 2009

March 1, 2009 to
March 31, 2009                            --               --                    --                 $402,427,000

April 1, 2009 to
April 30, 2009                            --               --                    --                 $402,427,000

TOTAL                                     --               --                    --                 $402,427,000
-----------------------------------------------------------------------------------------------------------------------

In March 2005, the Company's Board of Directors approved a stock repurchase program ("2005 Program") that authorized the repurchase of up to $400,000,000 of the Company's Common Stock through March 2007 by means of open market or private transactions. In August 2006, the Company's Board of Directors extended the expiration date of the Company's 2005 Program to December 2009, and authorized the repurchase of up to an additional $700,000,000 of the Company's Common Stock. In January 2008, the Company's Board of Directors extended the expiration date of the program to January 2011 and authorized the repurchase of up to an additional $500,000,000 of the Company's Common Stock.

During the third quarter of 2008, the Company announced that its Board of Directors had suspended share repurchases, and no repurchases were made during the fourth quarter of 2008 or in the first quarter of 2009 in order to preserve cash. Such suspension continued as of the date this quarterly report on Form 10-Q was first filed with the Securities and Exchange Commission. At April 30, 2009, there remained $402,427,000 of authorization for future repurchases.

ITEM 6  Exhibits

  (a)   Exhibits:

        10.155a Acknowledgment of First Amendment dated May 1, 2009 to the Note Purchase and Private Shelf Agreement dated as of December 23, 2008 by and between Registrant and various institutional note purchasers (see Exhibit 10.155 filed with Registrant's Report on Form 8-K dated February 13, 2009).

        10.151b Amended and restated 2005 Employee Incentive Plan (last amended May 21, 2009).

        10.154 Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant's 2008 Directors Equity Compensation Plan as revised May 21, 2009.

        10.155 Terms of Restricted Stock Grants under Registrant's 2008 Directors Equity Compensation Plan as adopted on May 21,2009.

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


                                              TIFFANY & CO.
                                              (Registrant)


Date: May 28, 2009                        By: /s/ James N. Fernandez
                                              ----------------------------
                                              James N. Fernandez
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (principal financial officer)

                                  Exhibit Index

        10.155a Acknowledgment of First Amendment dated May 1, 2009 to the Note Purchase and Private Shelf Agreement dated as of December 23, 2008 by and between Registrant and various institutional note purchasers (see Exhibit 10.155 filed with Registrant's Report on Form 8-K dated February 13, 2009).

        10.151b Amended and restated 2005 Employee Incentive Plan (last amended May 21, 2009).

        10.154 Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant's 2008 Directors Equity Compensation Plan as revised May 21, 2009.

        10.155 Terms of Restricted Stock Grants under Registrant's 2008 Directors Equity Compensation Plan as adopted on May 21,2009.

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