Form 10-Q
period 2009-07-31
TIFFANY & CO
filed 2009-09-01
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------
(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2009

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

            For the transition period from ________ to _____________

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

Former name, former address and former fiscal year, if changed since last report
_________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   .    No ______ .
    -----

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ______ .   No ______ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     X                   Accelerated filer   _____
                          -----
Non-accelerated filer (Do not check if a smaller reporting company)   _____

Smaller reporting company   _____

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes ______ .  No   X   .
                                         -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 124,111,129 shares outstanding at the close of business on August 31, 2009.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2009



PART I - FINANCIAL INFORMATION                                                                    PAGE
                                                                                                  ----

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - July 31, 2009,
                       January 31, 2009 and July 31, 2008 (Unaudited)                                3

                  Condensed Consolidated Statements of Earnings - for the
                       three and six months ended July 31, 2009 and 2008 (Unaudited)                 4

                  Condensed Consolidated Statements of Stockholders' Equity -
                       for the six months ended July 31, 2009 and
                       Comprehensive Earnings - for the three and six months
                       ended July 31, 2009 and 2008 (Unaudited)                                      5

                  Condensed Consolidated Statements of Cash Flows - for the
                       six months ended July 31, 2009 and 2008 (Unaudited)                           6

                  Notes to Condensed Consolidated Financial Statements
                       (Unaudited)                                                                7-16

Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                             17-25

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                        26

Item 4.           Controls and Procedures                                                           27


PART II - OTHER INFORMATION

Item 1A.          Risk Factors                                                                   28-30

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                       31

Item 4.           Submission of Matters to a Vote of Security Holders                               32

Item 6.           Exhibits                                                                          33

                  (a)  Exhibits



PART I.       Financial Information
Item 1.       Financial Statements



                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)


                                                           July 31, 2009     January 31, 2009        July 31, 2008
                                                         -----------------   -----------------    ------------------
ASSETS
  Current assets:
  Cash and cash equivalents                              $        333,603    $        160,445     $        152,156
  Accounts receivable, less allowances
    of $10,323, $9,934 and $7,766                                 140,025             164,447              181,109
  Inventories, net                                              1,538,514           1,601,236            1,511,921
  Deferred income taxes                                            12,303              13,640               30,774
  Prepaid expenses and other current assets                        99,473             108,966               69,484
                                                         -----------------   -----------------    ------------------
  Total current assets                                          2,123,918           2,048,734            1,945,444

  Property, plant and equipment, net                              707,176             741,048              745,304
  Deferred income taxes                                           160,492             166,517              168,909
  Other assets, net                                               153,883             145,984              173,019
                                                         -----------------   -----------------    ------------------
                                                         $      3,145,469    $      3,102,283     $      3,032,676
                                                         =================   =================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Short-term borrowings                                  $         40,754    $        242,966     $        240,535
  Current portion of long-term debt                                    --              40,426              104,560
  Accounts payable and accrued liabilities                        155,659             223,566              189,714
  Income taxes payable                                             18,245              27,653               14,956
  Merchandise and other customer credits                           64,607              67,311               67,816
                                                         -----------------   -----------------    ------------------
  Total current liabilities                                       279,265             601,922              617,581

  Long-term debt                                                  710,994             425,412              294,096
  Pension/postretirement benefit obligations                      209,158             200,603               83,390
  Deferred gains on sale-leasebacks                               129,665             133,641              139,438
  Other long-term liabilities                                     142,945             152,334              142,063

  Commitments and contingencies

  Stockholders' equity:
  Preferred Stock, $0.01 par value; authorized 2,000 shares, none
    issued and outstanding                                             --                  --                   --
  Common Stock, $0.01 par value; authorized 240,000 shares,
    issued and outstanding 124,093, 123,844 and 136,722             1,240               1,238                1,252
  Additional paid-in capital                                      698,995             687,267              681,260
  Retained earnings                                             1,010,180             971,299            1,022,737
  Accumulated other comprehensive (loss) gain, net of tax:
    Foreign currency translation adjustments                        1,480             (26,238)              48,783
    Deferred hedging (loss) gain                                   (5,160)             (8,984)               1,464
    Unrealized loss on marketable securities                       (3,240)             (6,140)              (1,689)
    Net unrealized (loss) gain on benefit plans                   (30,053)            (30,071)               2,301
                                                          -----------------   -----------------    -----------------
  Total stockholders' equity                                    1,673,442           1,588,371            1,756,108
                                                          -----------------   -----------------    -----------------
                                                          $     3,145,469     $     3,102,283      $     3,032,676
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


                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)
                                   -----------
                     (in thousands except per share amounts)


                                                            Three Months Ended                Six Months Ended
                                                                 July 31,                         July 31,
                                                        -------------------------------  ------------------------------
                                                             2009            2008            2009           2008
                                                        ---------------  --------------  --------------  --------------
Net sales                                               $   612,493      $   729,634     $ 1,130,108     $ 1,395,114
Cost of sales                                               275,041          307,758         503,437         593,220
                                                        ---------------  --------------  --------------  --------------
Gross profit                                                337,452          421,876         626,671         801,894
Selling, general and administrative expenses                247,898          287,547         477,603         560,879
                                                        ---------------  --------------  --------------  --------------
Earnings from continuing operations                          89,554          134,329         149,068         241,015
Interest and other expenses, net                             12,132            3,340          24,572           4,845
                                                        ---------------  --------------  --------------  --------------
Earnings from continuing operations before                   77,422          130,989         124,496         236,170
   income taxes
Provision for income taxes                                   20,705           48,349          40,336          86,984
                                                        ---------------  --------------  --------------  --------------
Net earnings from continuing operations                      56,717           82,640          84,160         149,186
Net earnings (loss) from discontinued operations                 59           (1,870)         (3,043)         (4,026)
                                                        ---------------  --------------  --------------  --------------
Net earnings                                            $    56,776     $     80,770     $    81,117     $   145,160
                                                        ===============  ==============  ==============  ==============
Earnings per share:
   Basic
     Net earnings from continuing operations            $      0.46     $      0.66      $     0.68      $      1.18
     Net loss from discontinued operations                       --           (0.02)          (0.03)           (0.03)
                                                        ---------------  --------------  --------------  --------------
     Net earnings                                       $      0.46     $      0.64      $     0.65      $      1.15
                                                        ===============  ==============  ==============  ==============
   Diluted
     Net earnings from continuing operations            $      0.46     $      0.64      $     0.68      $      1.16
     Net loss from discontinued operations                       --           (0.01)          (0.03)           (0.03)
                                                        ---------------  --------------  --------------  --------------
     Net earnings                                       $      0.46     $      0.63      $     0.65      $      1.13
                                                        ===============  ==============  ==============  ==============

Weighted-average number of common shares:
   Basic                                                    124,081         125,714         124,041          126,086
   Diluted                                                  124,523         128,177         124,343          128,451

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



                                                                            Accumulated
                                                   Total                          Other                      Additional
                                           Stockholders'     Retained     Comprehensive      Common Stock       Paid-In
                                                  Equity     Earnings       (Loss) Gain   Shares    Amount      Capital
------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2009                   $  1,588,371  $   971,299    $    (71,433)   123,844  $  1,238   $ 687,267
Exercise of stock options and vesting of
   restricted stock units ("RSUs")                    738           --              --        249         2         736
Tax effect of exercise of stock options and
   vesting of RSUs                                 (1,233)          --              --         --        --      (1,233)
Share-based compensation expense                   12,225           --              --         --        --      12,225
Cash dividends on Common Stock                    (42,236)     (42,236)             --         --        --          --
Deferred hedging gain, net of tax                   3,824           --           3,824         --        --          --
Unrealized gain on marketable securities, net
   of tax                                           2,900           --           2,900         --        --          --
Foreign currency translation adjustments, net
   of tax                                          27,718           --          27,718         --        --          --
Net unrealized gain on benefit plans,
   net of tax                                          18           --              18         --        --          --
Net earnings                                       81,117       81,117              --         --        --          --
                                             ---------------------------------------------------------------------------
Balances, July 31, 2009                      $  1,673,442  $ 1,010,180    $    (36,973)   124,093 $   1,240   $ 698,995
                                             ===========================================================================




                                                          Three Months Ended                  Six Months Ended
                                                               July 31,                           July 31,
                                                    --------------------------------    ------------------------------
                                                         2009            2008               2009            2008
                                                    --------------------------------    ------------------------------
Comprehensive earnings are as follows:
Net earnings                                           $  56,776        $ 80,770           $ 81,117        $145,160
Other comprehensive gain (loss), net of tax:
   Deferred hedging gain (loss)                            1,442          (1,652)             3,824             575
   Foreign currency translation adjustments               20,469             176             27,718           6,666
   Unrealized gain (loss) on marketable securities         2,238          (1,160)             2,900          (1,068)
   Net unrealized (loss) gain on benefit plans               (29)            107                 18             173
                                                    -------------------------------     --------------- --------------
Comprehensive earnings                                 $  80,896        $ 78,241           $115,577        $151,506
                                                    ===============================     ==============================

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

                                                                                    Six Months Ended
                                                                                        July 31,
                                                                     -------------------------------------------------
                                                                                       2009                      2008
                                                                     -----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                         $               81,117     $             145,160
Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
    Depreciation and amortization                                                    69,534                    67,170
    Amortization of gain on sale-leaseback                                           (4,762)                   (4,986)
    Excess tax benefits from share-based payment arrangements                            (4)                   (8,945)
    Provision for inventories                                                        16,637                     7,327
    Deferred income taxes                                                             2,134                   (17,153)
    Provision for pension/postretirement benefits                                    11,691                    12,332
    Share-based compensation expense                                                 12,010                    21,781
Changes in assets and liabilities:
    Accounts receivable                                                              25,534                    16,695
    Inventories                                                                      54,535                  (143,786)
    Prepaid expenses and other current assets                                        14,045                    20,574
    Accounts payable and accrued liabilities                                        (71,854)                  (11,290)
    Income taxes payable                                                            (18,868)                 (180,463)
    Merchandise and other customer credits                                           (3,432)                     (219)
    Other, net                                                                      (12,453)                   (1,950)
                                                                     -----------------------    ----------------------
Net cash provided by (used in) operating activities                                 175,864                   (77,753)
                                                                     -----------------------    ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                (30,425)                  (67,952)
Other                                                                                 2,938                    (3,904)
                                                                     -----------------------    ----------------------
Net cash used in investing activities                                               (27,487)                  (71,856)
                                                                     -----------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from credit facility borrowings, net                       (113,291)                  194,706
Repayment of other short-term borrowings                                            (93,000)                       --
Repayment of long-term debt                                                         (40,000)                   (4,191)
Proceeds from issuance of long-term debt                                            300,000                        --
Repurchase of Common Stock                                                               --                  (128,501)
Proceeds from exercise of stock options                                                 738                    21,571
Excess tax benefits from share-based payment arrangements                                 4                     8,945
Cash dividends on Common Stock                                                      (42,236)                  (40,324)
Financing fees                                                                       (5,721)                       --
                                                                     -----------------------    ----------------------
Net cash provided by financing activities                                             6,494                    52,206
                                                                     -----------------------    ----------------------
Effect of exchange rate changes on cash and cash equivalents                         18,287                     2,905
                                                                     -----------------------    ----------------------
Net increase (decrease) in cash and cash equivalents                                173,158                   (94,498)
Cash and cash equivalents at beginning of year                                      160,445                   246,654
                                                                     -----------------------    ----------------------
Cash and cash equivalents at end of six months                       $              333,603     $             152,156
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

                         TIFFANY & CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (the "Company") and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, by majority exposure to expected losses, residual returns or both. Intercompany accounts, transactions and profits have been eliminated in consolidation. Subsequent events have been evaluated through the date and time the financial statements were issued on September 1, 2009. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to fairly state the Company's financial position as of July 31, 2009 and 2008 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2009 is derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

         The Company's business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three and six months ended July 31, 2009 and 2008 are not necessarily indicative of the results of the entire fiscal year.

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Management adopted the remaining provisions of SFAS No. 157 on February 1, 2009. This adoption impacts the way in which the Company calculates fair value for its annual impairment review of goodwill and when conditions exist that require the Company to calculate the fair value of long-lived assets; management has determined that this did not have a material effect on the Company's financial position or earnings.

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

         Cash expenditures related to the restructuring charges are expected to total $33,361,000. Most of this amount will be paid in 2009. The following table presents the reconciliation of the cash-related restructuring liabilities and spending against those liabilities:

                                                                  Restructuring
         (in thousands)                                               Liability
         -----------------------------------------------------------------------
         Liability as of February 1, 2009                  $             33,361
         Payments                                                       (27,166)
                                                          ----------------------
         Liability as of July 31, 2009                     $              6,195
                                                          ======================

4.       DISCONTINUED OPERATIONS

         In the fourth quarter of 2008, management concluded that it would no longer invest in its IRIDESSE business due to its ongoing operating losses and insufficient near-term growth prospects, especially in the current economic environment. Therefore, management committed to a plan to close IRIDESSE locations in 2009 as the Company reached agreements with landlords and sold its inventory. 13 of the 16 IRIDESSE stores were closed in the second quarter of 2009. The remaining three locations have been subsequently closed and the continuing cash flows were not significant.

         The results of IRIDESSE are presented as a discontinued operation in the condensed consolidated statements of earnings for all periods presented. Prior to the reclassification, IRIDESSE results had been included within the Other non-reportable segment.

         Summarized statements of earnings data for IRIDESSE are as follows:

                                                Three Months Ended July 31,             Six Months Ended July 31,
         (in thousands)                                2009               2008               2009                2008
         -------------------------------------------------------------------------------------------------------------
         Net sales                         $          6,743     $        2,769      $      12,187     $         5,438
                                         =============================================================================
         Loss before income taxes                      (830)            (2,837)            (5,907)             (6,218)

         Benefit from income taxes                     (889)              (967)            (2,864)             (2,192)
                                         -----------------------------------------------------------------------------
         Net earnings (loss) from
            discontinued operations        $             59     $       (1,870)     $      (3,043)    $        (4,026)
                                         =============================================================================


5.       INVENTORIES

                                                            July 31,           January 31,              July 31,
         (in thousands)                                         2009                  2009                  2008
         -------------------------------------------------------------------------------------------------------------
         Finished goods                              $     1,068,149       $     1,115,333       $     1,020,716
         Raw materials                                       412,720               416,805               384,668
         Work-in-process                                      57,645                69,098               106,537
                                                   -------------------------------------------------------------------
         Inventories, net                            $     1,538,514       $     1,601,236       $     1,511,921
                                                   ===================================================================

6.       INCOME TAXES

         The effective income tax rate for the second quarter of 2009 was 26.7% versus 36.9% in the prior year. The effective income tax rate for the six months ended July 31, 2009 was 32.4% versus 36.8% in the prior year. During the six months ended July 31, 2009, the gross amount of unrecognized tax benefits decreased $11,730,000 to $42,751,000. Included in this decrease was a $5,700,000 benefit in the second quarter of 2009 to the tax provision as a result of favorable reserve adjustments relating to the settlement of certain tax audits. There were no material changes to accrued interest and penalties as of that date.

         As a matter of course, various taxing authorities regularly audit the Company. The Company's tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including New York state (tax years 2004-2007) and Japan (tax years 2003-2005). Tax years from 2003-present are open to examination in various state and other foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $14,000,000 in the next 12 months, a portion of which would benefit the effective tax rate. Future developments may result in a change in this assessment.

7.       EARNINGS PER SHARE

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

         The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:


                                                    Three Months Ended                      Six Months Ended
                                                         July 31,                               July 31,
                                          ------------------------------------------------------------------------------
         (in thousands)                                2009                 2008                2009               2008
         ---------------------------------------------------------------------------------------------------------------
         Net earnings for basic and
          diluted EPS                     $          56,776   $           80,770  $           81,117  $         145,160
                                          ==============================================================================

         Weighted-average shares for
          basic EPS                                 124,081              125,714             124,041            126,086
         Incremental shares based
          upon the assumed
          exercise of stock options
          and unvested restricted
          stock units                                   442                2,463                 302              2,365
                                          ------------------------------------------------------------------------------
         Weighted-average shares for
          diluted EPS                               124,523              128,177             124,343            128,451
                                          ==============================================================================

         For the three months ended July 31, 2009 and 2008, there were 7,126,000 and 848,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2009 and 2008, there were 7,806,000 and 1,708,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

8.       DEBT

         In July 2009, the Company entered into a new $400,000,000 multi-bank, multi-currency, committed unsecured revolving credit facility ("Credit Facility") and has the option to increase the committed amount to $500,000,000, subject to bank approval. The Credit Facility replaces the Company's previous $450,000,000 revolving credit facility. The Credit Facility is intended for working capital and other corporate purposes and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings. Borrowings are at nine participating banks and are at interest rates based upon local currency borrowing rates plus a margin based on the Company's leverage ratio. There was $40,754,000 outstanding (with a weighted average interest rate of 2.9%) and $359,246,000 available to be borrowed under the Credit Facility at July 31, 2009. The Credit Facility will expire in July 2012.

         In April 2009, the Company, in a private transaction with various institutional lenders, issued, at par, $50,000,000 of 10% Series A Senior Notes due April 2018. The proceeds are available for general corporate purposes. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings. The note purchase agreement contains provisions for an uncommitted shelf facility by which the Company may issue, over the next three years, up to an additional $100,000,000 of Senior Notes for up to a 12-year term at a fixed interest rate based on the U.S. Treasury rates at the time of borrowing plus an applicable credit spread.

         In February 2009, the Company, in a private transaction, issued, at par, $125,000,000 of 10% Series A-2009 Senior Notes due February 2017 and $125,000,000 of 10% Series B-2009 Senior Notes due February 2019. The proceeds are available to refinance existing indebtedness and for general corporate purposes. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.

9.       HEDGING INSTRUMENTS

                             Background Information

         The Company uses a limited number of derivative financial instruments, including interest rate swap agreements, forward contracts, put option contracts and net-zero-cost collar arrangements (combination of call and put option contracts) to mitigate its exposures to changes in interest rates, foreign currency and precious metal prices. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. If a derivative instrument meets certain hedge accounting criteria, the derivative instrument is designated as one of the following on the date the derivative is entered into in accordance with U.S. generally accepted accounting principles ("GAAP").

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

         The Company formally documents the nature and relationships between the hedging instruments and hedged items for a derivative to qualify as a hedge at inception and throughout the hedged period. The Company also documents its risk management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed no longer probable that the forecasted transaction would occur, the gain or loss on the derivative financial instrument would be recognized in current earnings. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period.

         The Company does not use derivative financial instruments for trading or speculative purposes.

                         Types of Derivative Instruments

         Interest Rate Swap Agreements - In the second quarter of 2009, the Company entered into interest rate swap agreements to effectively convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Additionally, since the fair value of the Company's fixed rate long-term debt is sensitive to interest rate changes, the interest rate swap agreements serve as a hedge to changes in the fair value of these debt instruments. The Company is hedging its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The Company accounts for the interest rate swaps as fair value hedges. As of July 31, 2009, the notional amount of interest rate swap agreements outstanding was approximately $160,000,000.

         Foreign Exchange Forward Contracts - The Company uses foreign exchange forward contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities and intercompany transactions between entities with differing functional currencies. These foreign exchange forward contracts are designated and accounted for as either cash flow hedges or economic hedges that are not designated as hedging instruments. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. As of July 31, 2009, there were no foreign exchange forward contracts accounted for as cash flow hedges and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was approximately $34,000,000. The term of all outstanding foreign exchange forward contracts as of July 31, 2009 ranged from one to seven months.

         Put Option Contracts - The Company's wholly-owned subsidiary in Japan satisfies nearly all of its inventory requirements by purchasing merchandise, payable in U.S. dollars, from the Company's principal subsidiary. To minimize the potentially negative effect of a significant strengthening of the U.S. dollar against the Japanese yen, the Company purchases put option contracts as hedges of forecasted purchases of merchandise over a maximum term of 12 months. If the market yen exchange rate at the time of the put option contract's expiration is stronger than the contracted exchange rate, the Company allows the option to expire, limiting its loss to the cost of the put option contract. The Company accounts for its put option contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the put option contracts' cash flows. As of July 31, 2009, the notional amount of put option contracts outstanding was approximately $126,000,000.

         Precious Metal Collars & Forward Contracts - The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metals prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars' cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of July 31, 2009, there were 2,900 and 131,000 ounces of platinum and silver precious metal collars outstanding.


         Information on the location and amounts of derivative gains and losses in the Condensed Consolidated Statements of Earnings is as follows:

                                                                       Three and Six Months Ended July 31, 2009
                                                                   ---------------------------------------------------
                                                                                 Pre-Tax Loss             Pre-Tax Gain
                                                                       Recognized in Earnings   Recognized in Earnings
         (in thousands)                                                        on Derivatives           on Hedged Item
         -------------------------------------------------------------------------------------------------------------

         Derivatives in Fair Value Hedging Relationships:

         Interest rate swap agreements a                                $             (623)       $             669
                                                                   ===================================================


                                                                          Three Months Ended July 31, 2009
                                                                   ---------------------------------------------------
                                                                                                       Amount of Loss
                                                                                                    Reclassified from
                                                                       Pre-Tax Gain or (Loss)         Accumulated OCI
                                                                           Recognized in OCI            into Earnings
         (in thousands)                                                   (Effective Portion)      (Effective Portion)
         -------------------------------------------------------------------------------------------------------------

         Derivatives in Cash Flow Hedging Relationships:

         Foreign exchange forward contracts a                           $            (454) c      $            (950)c
         Put option contracts b                                                      (755)                     (950)
         Precious metal collars b                                                     587                      (998)
                                                                   ---------------------------------------------------
                                                                        $            (622)        $          (2,898)
                                                                   ===================================================

                                                                           Six Months Ended July 31, 2009
                                                                   ---------------------------------------------------
                                                                                                       Amount of Loss
                                                                                                    Reclassified from
                                                                       Pre-Tax Gain or (Loss)         Accumulated OCI
                                                                           Recognized in OCI            into Earnings
         (in thousands)                                                   (Effective Portion)      (Effective Portion)
         ------------------------------------------------------------------------------------------------------------

         Derivatives in Cash Flow Hedging Relationships:

         Foreign exchange forward contracts  a                          $            (523)c       $          (1,485)c
         Put option contracts  b                                                     (104)                   (1,944)
         Precious metal collars  b                                                  2,359                      (896)
                                                                   ---------------------------------------------------
                                                                        $           1,732         $          (4,325)
                                                                   ===================================================

                                                                       Pre-Tax Loss Recognized in Earnings on
                                                                                     Derivative
                                                                   ---------------------------------------------------
                                                                      Three Months Ended          Six Months Ended
         (in thousands)                                                    July 31, 2009             July 31, 2009
         -------------------------------------------------------------------------------------------------------------
         Derivatives Not Designated as Hedging Instruments:

         Foreign exchange forward contracts a                                      (589)c                   (606)c
                                                                   ===================================================

         a The gain or loss recognized in earnings is included within Interest and other expenses, net on the Company's Condensed Consolidated Statement of Earnings.
         b The gain or loss recognized in earnings is included within Cost of
           Sales on the Company's Condensed Consolidated Statement of Earnings. c Gains or losses on foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.

         There was no material ineffectiveness related to the Company's hedging instruments for the period ended July 31, 2009. The Company expects that approximately $7,500,000 of net pre-tax derivative losses included in accumulated other comprehensive income at July 31, 2009 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

         For information regarding the location and amount of the derivative instruments in the Condensed Consolidated Balance Sheet, refer to "Note
         10. Fair Value of Financial Instruments."

                          Concentration of Credit Risk

         A number of major international financial institutions are counterparties to the Company's derivative financial instruments. The Company enters into derivative financial instrument agreements only with counterparties meeting certain credit standards (a credit rating of A/A2 or better at the time of the agreement), limiting the amount of agreements or contracts it enters into with any one party. The Company may be exposed to credit losses in the event of nonperformance by individual counterparties or the entire group of counterparties. The Company has not recognized any losses due to counterparty non-performance for the six months ended July 31, 2009.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. U.S. GAAP prescribes three levels of inputs that may be used to measure fair value:

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

         The Company uses the market approach to measure fair value for its mutual funds, interest rate swap agreements, put option contracts, precious metal collars and forward contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

         Financial assets and liabilities carried at fair value at July 31, 2009 are classified in the table below in one of the three categories described above:



         Financial Assets                                         Estimated Fair Value
         --------------------------                  --------------------------------------------------
                                          Carrying                                                             Total Fair
         (in thousands)                      Value           Level 1        Level 2          Level 3                Value
         ----------------------------------------------------------------------------------------------------------------

         Mutual funds a                $     25,191      $    25,191    $        --        $      --         $     25,191

         Derivatives designated as hedging instruments:

         Interest rate swap
            agreements a                         4               --              4                --                    4
         Put option contracts b              1,710               --          1,710                --                1,710
         Precious metal collars b              524               --            524                --                  524

         Derivatives not designated as hedging instruments:

         Foreign exchange forward
            contracts b                        270               --            270                --                  270
                                    -------------------------------------------------------------------------------------
         Total assets                  $    27,699      $    25,191     $    2,508         $      --         $     27,699
                                    =====================================================================================




         Financial Liabilities                                    Estimated Fair Value
         --------------------------                  --------------------------------------------------
                                          Carrying                                                             Total Fair
         (in thousands)                      Value           Level 1        Level 2          Level 3                Value
         ----------------------------------------------------------------------------------------------------------------

         Derivatives designated as hedging instruments:

         Interest rate swap
            agreements c                  $    627      $         --    $       627       $       --         $       627
         Precious metal collars d              146                --            146               --                 146

         Derivatives not designated as hedging instruments:

         Foreign exchange forward
            contracts d                        852                --            852               --                 852
                                    -------------------------------------------------------------------------------------
         Total liabilities                $    1,625    $         --    $     1,625       $       --         $     1,625
                                    =====================================================================================

         a This amount is included within Other assets, net on the Company's
           Condensed Consolidated Balance Sheet.
         b This amount is included within Prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheet.
         c This amount is included within Other long-term liabilities on the
           Company's Condensed Consolidated Balance Sheet.
         d This amount is included within Accounts payable and accrued liabilities on the Company's Condensed Consolidated Balance Sheet.

         The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of debt with variable interest rates approximates carrying value. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities. The total carrying value of short-term borrowings and long-term debt was $751,748,000 and the corresponding fair value was $857,915,000 at July 31, 2009.

11.      EMPLOYEE BENEFIT PLANS

         The Company maintains several pension and retirement plans, as well as provides certain health-care and life insurance benefits.

         Net periodic pension and other postretirement benefit expense included the following components:


                                                                     Three Months Ended July 31,
                                                  -------------------------------------------------------------------
                                                                                                Other
                                                          Pension Benefits               Postretirement Benefits
                                                  -------------------------------------------------------------------
         (in thousands)                                     2009             2008             2009             2008
         ------------------------------------------------------------------------------------------------------------
         Service cost                               $      2,949     $      4,393     $        268     $        416
         Interest cost                                     5,681            4,397              646              478
         Expected return on plan assets                   (3,726)          (3,915)              --               --
         Amortization of prior service cost                  268              320             (165)            (197)
         Amortization of net loss                            (74)             216               (1)              --
                                                  -------------------------------------------------------------------
         Net expense                                $      5,098     $      5,411     $        748     $        697
                                                  ===================================================================



                                                                      Six Months Ended July 31,
                                                  -------------------------------------------------------------------
                                                                                                  Other
                                                          Pension Benefits               Postretirement Benefits
                                                  -------------------------------------------------------------------
         (in thousands)                                     2009             2008             2009             2008
         ------------------------------------------------------------------------------------------------------------
         Service cost                               $      5,897     $      8,963    $         536     $        833
         Interest cost                                    11,362            8,794            1,292              956
         Expected return on plan assets                   (7,452)          (7,829)              --               --
         Amortization of prior service cost                  536              641             (330)            (395)
         Amortization of net loss                           (148)             369               (2)              --
                                                  -------------------------------------------------------------------

         Net expense                                $     10,195     $     10,938     $      1,496     $      1,394
                                                  ===================================================================

12.      SEGMENT INFORMATION

         The Company's reportable segments are as follows:

          o Americas includes sales in TIFFANY & CO. stores in the United States, Canada and Latin/South America, as well as sales of TIFFANY & CO. products in certain of those markets through business-to-business, Internet, catalog and wholesale operations;

          o Asia-Pacific includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet and wholesale operations;

          o    Europe  includes sales in TIFFANY & CO. stores,  as well as sales
               of   TIFFANY  &  CO.   products   in  certain   markets   through
               business-to-business, Internet and wholesale operations; and

          o Other consists of non-reportable segments, primarily wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs. In addition, Other includes earnings received from a third-party licensing agreement.

          Certain information relating to the Company's segments is set forth below:

                                                   Three Months Ended                  Six Months Ended
                                                        July 31,                           July 31,
                                            --------------------------------------------------------------------
         (in thousands)                          2009              2008             2009             2008
         -------------------------------------------------------------------------------------------------------
         Net sales:
           Americas                           $     324,862    $     422,406     $    583,856    $     795,971
           Asia-Pacific                             211,923          214,233          413,350          436,270
           Europe                                    68,329           71,020          123,919          131,145
                                            --------------------------------------------------------------------
           Total reportable segments                605,114          707,659        1,121,125        1,363,386
           Other                                      7,379           21,975            8,983           31,728
                                            --------------------------------------------------------------------
                                              $     612,493    $     729,634     $  1,130,108    $   1,395,114
                                            ====================================================================

         Earnings (losses) from continuing operations*:
           Americas                           $      55,738    $      93,597     $     85,207    $     161,888
           Asia-Pacific                              49,272           53,895           97,215          110,260
           Europe                                    11,907           15,514           19,727           27,088
                                            --------------------------------------------------------------------
           Total reportable segments                116,917          163,006          202,149          299,236
           Other                                     (4,199)             863           (5,430)             215
                                            --------------------------------------------------------------------
                                              $     112,718    $     163,869     $    196,719    $     299,451
                                            ====================================================================

         *Represents earnings (losses) from continuing operations before unallocated corporate expenses, other income and interest and other expenses, net.

         The following table sets forth a reconciliation of the segments' earnings from continuing operations to the Company's consolidated earnings from continuing operations before income taxes:



                                                   Three Months Ended                 Six Months Ended
                                                        July 31,                          July 31,
                                            -------------------------------------------------------------------
         (in thousands)                          2009              2008             2009            2008
         ------------------------------------------------------------------------------------------------------
         Earnings from continuing
           operations for segments            $     112,718    $     163,869     $    196,719    $     299,451
         Unallocated corporate
           expenses                                 (27,606)         (29,540)         (52,093)         (58,436)
         Interest and other expenses,
           net                                      (12,132)          (3,340)         (24,572)          (4,845)
         Other income                                 4,442               --            4,442               --
                                            -------------------------------------------------------------------
         Earnings from continuing
           operations before income
           taxes                              $      77,422    $     130,989     $    124,496    $     236,170
                                            ===================================================================

         Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.

         Other income in the second quarter and first half of 2009 represents income received in connection with the assignment of the Tahera Diamond Corporation commitments and liens to an unrelated third party, which represents full settlement under the terms of the assignment agreement. The Company had taken an impairment charge of $47,981,000 in the year ended January 31, 2008 associated with the Commitment.

13.      SUBSEQUENT EVENT

         On August 20, 2009, the Company's Board of Directors declared a quarterly dividend on its Common Stock of $0.17 per share. This dividend will be paid on October 12, 2009 to stockholders of record on September 21, 2009.

PART I.       Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
--------

Tiffany & Co. (the "Company") is a holding company that operates through its subsidiary companies. The Company's principal subsidiary, Tiffany and Company, is a jeweler and specialty retailer whose principal merchandise offerings are fine jewelry. The Company also sells timepieces, sterling silverware, china, crystal, stationery, fragrances and accessories. Through Tiffany and Company and other subsidiaries, the Company is engaged in product design, manufacturing and retailing activities.

The Company's reportable segments are as follows:

          o Americas includes sales in TIFFANY & CO. stores in the United States, Canada and Latin/South America, as well as sales of TIFFANY & CO. products in certain of those markets through business-to-business, Internet, catalog and wholesale operations;

          o Asia-Pacific includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet and wholesale operations;

          o    Europe  includes sales in TIFFANY & CO. stores,  as well as sales
               of   TIFFANY  &  CO.   products   in  certain   markets   through
               business-to-business, Internet and wholesale operations; and

          o Other consists of non-reportable segments, primarily wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs. In addition, Other includes earnings received from a third-party licensing agreement.

The results of IRIDESSE are presented as a discontinued operation in the condensed consolidated statements of earnings for all periods presented. Prior to the reclassification, IRIDESSE results had been included within the Other non-reportable segment. Refer to "Item 1. Notes to Condensed Consolidated Financial Statements - Note 4. Discontinued Operations."

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

HIGHLIGHTS
----------

          o Worldwide net sales decreased 16% in the three months ("second quarter") and decreased 19% in the six months ("first half") ended July 31, 2009. Difficult global economic conditions that have affected consumer confidence and net worth continue to affect sales in most markets.

          o    Worldwide  comparable  store  sales  decreased  16% in the second
               quarter   and   decreased   18%   in   the   first   half   on  a
               constant-exchange-rate basis (see "Non-GAAP Measures" below).

          o The Company continues to open stores, albeit at a more modest rate this year.

          o Operating expenses decreased due to reductions in staffing, as well as declines in marketing and variable costs.

          o Net earnings from continuing operations decreased 31% to $56,717,000 in the second quarter and 44% to $84,160,000 in the first half. Net earnings from continuing operations per diluted share decreased 28% in the second quarter and 41% in the first half.

          o The Company established a new $400,000,000 multi-bank, multi-currency revolving credit facility ("Credit Facility") to replace an existing facility that was scheduled to expire in 2010. The Credit Facility will expire in July 2012.

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




                                     Second Quarter 2009 vs. 2008                   First Half 2009 vs. 2008
                                ----------------------------------------    ----------------------------------------
                                                            Constant-                                    Constant-
                                   GAAP      Translation    Exchange-            GAAP      Translation   Exchange-
                                 Reported       Effect     Rate Basis          Reported       Effect    Rate Basis
                                ----------------------------------------    ----------------------------------------
Net Sales:
----------
Worldwide                         (16)%         (2)%          (14)%             (19)%         (3)%         (16)%
Americas                          (23)%         (1)%          (22)%             (27)%         (1)%         (26)%
    U.S.                          (25)%          --           (25)%             (28)%          --          (28)%
Asia-Pacific                       (1)%          2%            (3)%              (5)%          --           (5)%
    Japan                          (4)%          9%           (13)%              (5)%          8%          (13)%
    Other Asia-Pacific              6%          (8)%           14%               (3)%        (12)%           9%
Europe                             (4)%        (17)%           13%               (6)%        (21)%          15%

Comparable Store Sales:
-----------------------
Worldwide                         (17)%         (1)%          (16)%             (20)%         (2)%         (18)%
Americas                          (26)%         (1)%          (25)%             (30)%         (1)%         (29)%
    U.S.                          (27)%          --           (27)%             (30)%          --          (30)%
Asia-Pacific                       (2)%          2%            (4)%              (6)%          1%           (7)%
    Japan                          (1)%         10%           (11)%              (4)%          8%          (12)%
    Other Asia-Pacific             (3)%         (8)%            5%              (10)%        (10)%          --
Europe                            (10)%        (15)%            5%              (14)%        (18)%           4%


RESULTS OF OPERATIONS
---------------------

Certain operating data as a percentage of net sales were as follows:

                                                                        Second Quarter               First Half
                                                                    ---------------------------------------------------
                                                                      2009         2008           2009        2008
                                                                    -----------------------     -----------------------
Net sales                                                            100.0%       100.0%         100.0%      100.0%
Cost of sales                                                         44.9         42.2           44.5        42.5
                                                                    -----------------------     -----------------------
Gross profit                                                          55.1         57.8           55.5        57.5
Selling, general and administrative expenses                          40.5         39.4           42.3        40.2
                                                                    -----------------------     -----------------------
Earnings from continuing operations                                   14.6         18.4           13.2        17.3
Interest and other expenses, net                                       2.0          0.4            2.2         0.4
                                                                    -----------------------     -----------------------
Earnings from continuing operations before income taxes               12.6         18.0           11.0        16.9
Provision for income taxes                                             3.3          6.7            3.6         6.2
                                                                    -----------------------     -----------------------
Net earnings from continuing operations                                9.3         11.3            7.4        10.7
Net earnings (loss) from discontinued operations                        --         (0.2)          (0.2)       (0.3)
                                                                    -----------------------     -----------------------
Net earnings                                                           9.3%        11.1%           7.2%       10.4%
                                                                    =======================     =======================


Net Sales
---------
Net sales were as follows:

                                                                    Second Quarter
                                    --------------------------------------------------------------------------------
(in thousands)                                    2009                       2008                  Decrease
--------------------------------------------------------------------------------------------------------------------
Americas                              $        324,862              $     422,406                      (23)%
Asia-Pacific                                   211,923                    214,233                       (1)%
Europe                                          68,329                     71,020                       (4)%
Other                                            7,379                     21,975                      (66)%
                                   ---------------------------------------------------------------------------------
                                      $        612,493              $     729,634                      (16)%
                                   =================================================================================


                                                                      First Half
                                   ---------------------------------------------------------------------------------
(in thousands)                                    2009                       2008                  Decrease
--------------------------------------------------------------------------------------------------------------------
Americas                              $        583,856              $     795,971                      (27)%
Asia-Pacific                                   413,350                    436,270                       (5)%
Europe                                         123,919                    131,145                       (6)%
Other                                            8,983                     31,728                      (72)%
                                   ---------------------------------------------------------------------------------
                                      $      1,130,108              $   1,395,114                      (19)%
                                   =================================================================================

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

Americas. Total sales in the Americas decreased $97,544,000, or 23%, in the second quarter equally due to declines in the number of units sold and in the average price per unit sold, and $212,115,000, or 27%, in the first half for similar reasons. Comparable U.S. store sales declined 27%, or $92,097,000, in the second quarter and 30%, or $195,541,000, in the first half. Comparable branch store sales declined 26% and 29% in the second quarter and first half, while sales in the New York Flagship store declined 30% and 36%. Combined Internet and catalog sales in the U.S. declined 8%, or $3,068,000, in the second quarter and 12%, or $8,834,000, in the first half.

Asia-Pacific. Total sales in Asia-Pacific decreased $2,310,000, or 1%, in the second quarter primarily due to a decline in the average price per unit sold partly offset by an increase in the number of units sold, and decreased $22,920,000, or 5%, in the first half primarily due to a decline in the number of units sold. Comparable store sales declined 2%, or $3,372,000, in the second quarter and 6%, or $24,444,000, in the first half. On a constant-exchange-rate basis, Asia-Pacific sales decreased 3% and comparable store sales decreased 4% in the second quarter (resulting from an 11% decline in Japan comparable store sales and a 5% increase in comparable store sales in countries other than Japan). On a constant-exchange-rate basis, Asia-Pacific sales decreased 5% and comparable store sales decreased 7% in the first half (resulting from a 12% decline in Japan comparable store sales partly offset by comparable store sales in countries other than Japan equal to the prior year).

Europe. Total sales in Europe decreased $2,691,000, or 4%, in the second quarter and $7,226,000, or 6%, in the first half due to the effect of translating foreign currency-denominated sales into U.S. dollars. On a constant-exchange-rate basis, sales increased 13% in the second quarter and 15% in the first half due to incremental sales from new stores opened during the past 12 months, as well as comparable store sales growth of 5% in the second quarter and 4% in the first half that reflected growth in the United Kingdom and Continental Europe. The overall sales decline in the second quarter consisted of a comparable store sales decline of 10%, or $5,664,000, and a decline of 40%, or $5,664,000, in e-commerce and other sales, while non-comparable store sales were $8,783,000. In the first half, the overall sales decline consisted of a comparable store sales decline of 14%, or $14,826,000, and a decline of 36%, or $9,321,000 in e-commerce and other sales, while non-comparable store sales were $17,121,000.

Other. Other sales decreased $14,596,000, or 66%, in the second quarter and $22,745,000, or 72%, in the first half primarily due to lower wholesale sales of diamonds that were deemed not suitable for the Company's needs.

Store Data. Management expects to open 13 (net) Company-operated TIFFANY & CO. stores and boutiques in 2009, increasing the store base by approximately 6%.

Management's expected openings and closings of TIFFANY & CO. stores are:

                                                                 Actual Openings            Expected Openings
Location                                                         (Closings) 2009                  2009
-------------------------------------------------------------------------------------------------------------------
Americas:
  Toronto - Yorkdale Shopping Centre, Canada                     First Quarter
  Guadalajara, Mexico                                            First Quarter
  Roseville, California                                                                       Third Quarter
  Seattle - University Village, Washington                                                    Third Quarter
  Las Vegas - The Crystals at CityCenter, Nevada                                              Fourth Quarter
Asia-Pacific:
  Busan - Shinsegae Centum, Korea                                First Quarter
  Hangzhou, China                                                First Quarter
  Ikebukuro - Mitsukoshi, Japan                                 (First Quarter)
  Kagoshima - Mitsukoshi, Japan                                 (Second Quarter)
  Kagoshima - Yamakataya, Japan                                  Second Quarter
  Ikebukuro - Seibu, Japan                                       Second Quarter
  Canton Road, Hong Kong                                         Second Quarter
  Seoul - Shinsegae Youngdeungpo, Korea                                                       Third Quarter
  Melbourne - Chadstone Mall, Australia                                                       Fourth Quarter
  Shenzhen, China                                                                             Fourth Quarter
Europe:
  Manchester - Selfridges, England                                                            Third Quarter
  Amsterdam, Netherlands                                                                      Fourth Quarter

Gross Margin
------------
Gross margin (gross profit as a percentage of net sales) decreased in the second quarter and first half by 2.7 and 2.0 percentage points primarily due to higher product costs. In addition, soft market conditions have affected the Company's wholesale sales of diamonds and its related profitability.

The Company periodically may adjust its retail prices to address specific market conditions, product cost increases and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses is consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. The Company uses a limited number of derivative instruments to mitigate foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements - Note 9. Hedging Instruments").

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------
SG&A expenses decreased $39,649,000, or 14%, in the second quarter, primarily due to (i) decreased labor and benefit costs of $19,449,000 as a result of staff reduction initiatives announced during the fourth quarter of 2008 (see "Item 1. Notes to Condensed Consolidated Financial Statements - Note 3. Restructuring Charges"); (ii) decreased marketing expenses of $11,433,000; and (iii) a decline in variable expenses due to lower sales, all of which more than offset incremental costs of new stores opened in the past 12 months. Additionally, in the second quarter, the Company received $4,442,000 of income in connection with the assignment of the Tahera Diamond Corporation commitments and liens to an unrelated third party, which represents full settlement under the terms of the assignment agreement. The Company had taken an impairment charge of $47,981,000 in the year ended January 31, 2008 associated with the Commitment. In the first half, SG&A expenses decreased $83,276,000, or 15%, primarily due to (i) decreased labor and benefit costs of $36,382,000 as a result of the staff reduction initiatives mentioned above; (ii) decreased marketing expenses of $26,967,000; and (iii) a decline in variable expenses due to lower sales, all of which more than offset incremental costs of new stores opened in the past 12 months. Changes in foreign currency exchange rates had an insignificant effect on overall SG&A expenses in the second quarter and decreased SG&A expenses by 2% in the first half compared to the prior year. SG&A expenses as a percentage of net sales increased by 1.1 percentage points in the second quarter and by 2.1 percentage points in the first half due to the decline in sales and the de-leveraging effect of fixed costs.

Earnings from Continuing Operations
-----------------------------------

                                            Second Quarter          % of Net        Second Quarter         % of Net
(in thousands)                                   2009                 Sales*            2008                 Sales*
----------------------------------------------------------------------------------------------------------------------
Earnings (losses) from continuing
    operations:
    Americas                                $     55,738              17.2%       $      93,597               22.2%
    Asia-Pacific                                  49,272              23.2%              53,895               25.2%
    Europe                                        11,907              17.4%              15,514               21.8%
    Other                                         (4,199)            (56.9%)                863                3.9%
                                         -----------------------------------------------------------------------------
                                                 112,718                                163,869
Unallocated corporate expenses                   (27,606)              4.5%             (29,540)               4.0%
Other income                                       4,442                                    --
                                         -----------------------------------------------------------------------------
Earnings from continuing operations         $     89,554              14.6%       $     134,329               18.4%
                                         =============================================================================

* Percentages represent earnings (losses) from continuing operations as a percentage of each segment's net sales.


Earnings from continuing operations decreased 33% in the second quarter. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses, other income and interest and other expenses, net) to each segment's net sales in the second quarter of 2009 and 2008 was as follows:

          o Americas - the ratio decreased 5.0 percentage points primarily resulting from a decrease in gross margin (due to higher product costs) and a decline in sales which more than offset cost savings from the initiatives implemented at the end of 2008;

          o Asia-Pacific - the ratio decreased 2.0 percentage points primarily due to a decrease in gross margin (due to higher product costs), partly offset by reduced operating expenses attributed to the cost savings initiatives;

          o Europe - the ratio decreased 4.4 percentage points primarily due to a decrease in gross margin (due to higher product costs) and increased operating expenses (associated with new stores opened over the past 12 months); and

          o Other - the operating loss is attributable to lower wholesale sales of diamonds and a valuation adjustment related to the write-down of wholesale diamond inventory.


                                              First Half         % of Net             First Half          % of Net
(in thousands)                                    2009             Sales*                2008               Sales*
----------------------------------------------------------------------------------------------------------------------
Earnings (losses) from continuing
    operations:
    Americas                                $     85,207              14.6%       $     161,888               20.3%
    Asia-Pacific                                  97,215              23.5%             110,260               25.3%
    Europe                                        19,727              15.9%              27,088               20.7%
    Other                                         (5,430)            (60.4%)                215                0.7%
                                         -----------------------------------------------------------------------------
                                                 196,719                                299,451
Unallocated corporate expenses                   (52,093)              4.6%             (58,436)               4.2%
Other income                                       4,442                                     --
                                         -----------------------------------------------------------------------------
Earnings from continuing operations         $    149,068              13.2%       $     241,015               17.3%
                                         =============================================================================
* Percentages represent earnings (losses) from continuing operations as a percentage of each segment's net sales.


Earnings from continuing operations decreased 38% in the first half. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses, other income and interest and other expenses, net) to each segment's net sales in the first half of 2009 and 2008 was as follows:

          o Americas - the ratio decreased 5.7 percentage points primarily resulting from a decrease in gross margin (due to higher product costs) and a decline in sales which more than offset cost savings from the initiatives implemented at the end of 2008;

          o Asia-Pacific - the ratio decreased 1.8 percentage points primarily due to a decrease in gross margin (due to higher product costs), partly offset by reduced operating expenses attributed to the cost savings initiatives;

          o Europe - the ratio decreased 4.8 percentage points primarily due to a decrease in gross margin (due to higher product costs) and increased operating expenses (associated with new stores opened over the past 12 months); and

          o Other - the operating loss is attributable to lower wholesale sales of diamonds and a valuation adjustment related to the write-down of wholesale diamond inventory.

Unallocated corporate expenses includes costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Total unallocated corporate expenses decreased in the second quarter and first half versus comparable periods in the prior year primarily due to cost savings realized in the current year. As a percentage of net sales, unallocated corporate expenses increased 0.5 percentage point and 0.4 percentage point in the second quarter and first half due to lower sales in those periods versus the prior year.

Other income in the second quarter and first half of 2009 represents income received in connection with the assignment of the Tahera Diamond Corporation commitments and liens to an unrelated third party, which represents full settlement under the terms of the assignment agreement.

Interest and Other Expenses, net
--------------------------------
Interest and other expenses, net increased $8,792,000 in the second quarter and $19,727,000 in the first half primarily due to higher interest expense related to new long-term debt issued in the past year.

Provision for Income Taxes
--------------------------
The effective income tax rate for the second quarter of 2009 was 26.7% versus 36.9% in the prior year. The effective income tax rate for the six months ended July 31, 2009 was 32.4% versus 36.8% in the prior year. The effective tax rate in the second quarter and first half of 2009 included $5,700,000 of favorable reserve adjustments relating to the settlement of certain tax audits during the second quarter.

Net Earnings (Loss) from Discontinued Operations
------------------------------------------------
The loss from discontinued operations related to the Company's IRIDESSE business was $5,907,000 pre-tax

($3,043,000 after tax) for the six months ended July 31,2009. The loss from discontinued operations for the same period in 2008 was $6,218,000 pre-tax ($4,026,000 after tax). See "Item 1. Notes to Condensed Consolidated Financial Statements - Note 4. Discontinued Operations."

2009 Outlook
------------
Management believes that there continues to be uncertainty about the outlook for the global economic environment and has assumed no meaningful improvement in economic conditions for the remainder of the year. Management's financial performance objectives are based on the following assumptions, which may or may not prove valid, and should be read in conjunction with "Item 1A. Risk Factors" on page 28.

Management's full-year 2009 outlook is currently as follows:

          o A net sales decline of approximately 10% composed of (i) a mid-teens percentage decrease in the Americas, factoring in a high-teens percentage U.S. comparable store sales decline; (ii) a low single-digit percentage decrease in Asia-Pacific, which includes a mid single-digit comparable store sales decline on a constant-exchange-rate basis; (iii) a low single-digit percentage decrease in Europe, which includes a low single-digit comparable store sales increase on a constant-exchange-rate basis; and (iv) a 50% decrease in Other sales.

               o The Company's worldwide expansion strategy is to continue to open Company-operated TIFFANY & CO. stores and boutiques. The Company has moderated the rate of anticipated store openings in 2009 to five in the Americas, six in Asia-Pacific and two in Europe.

          o More than a three-percentage-point decline in operating margin compared against the prior year (when excluding the non-recurring items in 2008 as discussed in the notes to "Item 6. Selected Financial Data" in the Company's Annual Report on Form 10-K) based upon an expected decline in gross margin and an increase in the ratio of SG&A expenses to net sales. SG&A expenses are expected to decline by a high-single-digit percentage for the full year.

               o This outlook includes (i) savings of $60,000,000 resulting from the staff reduction initiatives taken at the end of 2008; (ii) reduced marketing spending; and (iii) variable and other fixed cost savings.

          o Interest and other expenses, net of approximately $50,000,000, which represents an increase from the prior year due to higher interest expense as a result of recent long-term debt issuances.

          o    An effective income tax rate of 34%.

          o Net earnings from continuing operations per diluted share of $1.65 - $1.75.

          o    Net inventories declining by a single-digit percentage.

          o    Capital expenditures of $100,000,000.

New Accounting Standards
------------------------
See "Item 1. Notes to Condensed Consolidated Financial Statements - Note 2. New Accounting Standards".

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The global credit and equity markets have undergone significant disruption since the third quarter of 2008, making it difficult for many businesses to obtain financing or access capital. The Company has taken steps to address these challenges. First, as noted in the 2009 Outlook section above, management has reduced costs to better align the Company's expenses with the expected sales decline. Secondly, the Company secured $400,000,000 of long-term debt since December 2008 to: (i) refinance debt obligations that have come due or are expected to mature over the next year; (ii) use the funds for general corporate purposes; and (iii) provide for financial flexibility in the event that disruptions in the economy or credit markets continue or worsen.

In July 2009, the Company entered into a new $400,000,000 multi-bank, multi-currency, committed unsecured revolving credit facility ("Credit Facility"), and has the option to increase the committed amount to $500,000,000, subject to bank approval. The Credit Facility replaced the Company's previous $450,000,000 revolving credit facility.

The Credit Facility is intended for working capital and other corporate purposes. There was $40,754,000 outstanding under the Credit Facility at July 31, 2009. The Credit Facility will expire in July 2012.

Management believes that the proceeds from the debt financing that the Company recently issued, other cash on hand, internally-generated cash flows and the funds available under its revolving Credit Facility are sufficient to support the Company's planned worldwide business expansion, debt service, capital expenditures, working capital needs and dividends for the foreseeable future. The Company's current expectation is to generate free cash flow (cash flow from operating activities less capital expenditures) of approximately $400,000,000 in 2009.

The following table summarizes cash flows from operating, investing and financing activities:


                                                                                       First Half
                                                                   ----------------------------------------------------
(in thousands)                                                                     2009                       2008
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in):
  Operating activities                                                  $       175,864            $       (77,753)
  Investing activities                                                          (27,487)                   (71,856)
  Financing activities                                                            6,494                     52,206
Effect of exchange rates on cash and cash equivalents                            18,287                      2,905
                                                                   ----------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    $       173,158            $       (94,498)
                                                                   ====================================================

Operating Activities
--------------------
The Company's net cash inflow from operating activities of $175,864,000 in the first half of 2009 compared with an outflow of $77,753,000 in the same period in 2008. The cash inflow in the first half of 2009 is primarily due to a decrease in inventories and lower income tax payments. The cash outflow in the first half of 2008 was primarily due to increased tax payments and inventory purchases.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,844,653,000 and 7.6 at July 31, 2009, compared with $1,446,812,000 and
3.4 at January 31, 2009 and $1,327,863,000 and 3.2 at July 31, 2008. The
increase in the ratio from January 31, 2009 and July 31, 2008 was primarily due to a decrease in short-term borrowings as well as higher cash balances.

Accounts receivable, less allowances at July 31, 2009 were 15% lower than at January 31, 2009 and were 23% lower than at July 31, 2008 due to sales declines. Changes in foreign currency exchange rates had an insignificant effect on the change in accounts receivable balances.

Inventories, net at July 31, 2009 were 2% above July 31, 2008 due to new store openings and were 4% below balances at January 31, 2009 due to steps management has taken to reduce internal manufacturing and purchases from vendors. Changes in foreign currency exchange rates had an insignificant effect on the change in inventories, net.

Investing Activities
--------------------
The Company's net cash outflow from investing activities of $27,487,000 in the first half of 2009 compared with an outflow of $71,856,000 in the first half of 2008. The decreased outflow in the current year is primarily due to lower capital expenditures. Capital expenditures were $30,425,000 in the first half of 2009 compared with $67,952,000 in the first half of 2008. The decrease reflected a moderated rate of store openings in the current year.

Financing Activities
--------------------
The Company's net cash inflow from financing activities of $6,494,000 in the first half of 2009 compared with an inflow of $52,206,000 in the first half of 2008. The variance between 2009 and 2008 was primarily due to a decrease in net proceeds received from borrowings.

Share Repurchases. The Company suspended share repurchases during the third quarter of 2008 in order to conserve cash, and such suspension continued at the time of this filing. At July 31, 2009, there remained $402,427,000 of authorization for future repurchases. The Company's stock repurchase program expires in January 2011. At least annually, the Company's Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flow and capital requirements. During the second quarter and first half of 2008, the Company repurchased $73,664,000 and $128,501,000 of shares outstanding.

Recent Borrowings. As discussed above, in July 2009, the Company entered into a new $400,000,000 revolving Credit Facility. Borrowings are at nine participating banks and are at interest rates based upon local currency borrowing rates plus a margin based on the Company's leverage ratio. The weighted average interest rate at July 31, 2009 was 2.9%.

In July 2009, the Company repaid $40,000,000 of indebtedness, which represented the current portion of its long-term borrowings.

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

In March 2009, the Company repaid $93,000,000 of its short-term borrowings.

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

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 45% both at July 31 and January 31, 2009, and was 36% at July 31, 2008. The increase in the ratio as of July 31, 2009 and January 31, 2009 largely reflects increased borrowings.

At July 31, 2009, the Company was in compliance with all debt covenants.

Contractual Obligations
-----------------------
The Company's contractual cash obligations and commercial commitments at July 31, 2009 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not changed significantly since January 31, 2009. Also see Recent Borrowings above.

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

PART I.    Financial Information
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from fluctuations in foreign currency exchange rates, precious metal prices and interest rates, which could affect its consolidated financial position, earnings and cash flows. The Company manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading or speculative purposes, and does not maintain such instruments that may expose the Company to significant market risk.

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

The Company also uses foreign exchange forward contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities and intercompany transactions between entities with differing functional currencies. Gains or losses on these foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. The term of all outstanding foreign exchange forward contracts as of July 31, 2009 ranged from one to seven months.


                            Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metals prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months.


                               Interest Rate Risk

In the second quarter of 2009, the Company entered into interest rate swap agreements to effectively convert certain fixed rate debt obligations to floating rate obligations. Additionally, since the fair value of the Company's fixed rate long-term debt is sensitive to interest rate changes, the interest rate swap agreements serve as a hedge to changes in the fair value of these debt instruments. The Company is hedging its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged.

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

PART II.   Other Information
Item 1A.   Risk Factors

As is the case for any retailer, the Registrant's success in achieving its objectives and expectations is dependent upon general economic conditions, competitive conditions and consumer attitudes. However, certain factors are specific to the Registrant and/or the markets in which it operates. The following "risk factors" are specific to the Registrant; these risk factors affect the likelihood that the Registrant will achieve the financial objectives and expectations communicated by management:

(i) Risk: that a continuation or worsening of challenging global economic conditions and related low levels of consumer confidence over a prolonged period of time could adversely affect the Registrant's sales.

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

(vi) Risk: that the Registrant will be unable to continue to offer merchandise designed by Elsa Peretti.

        The Registrant's long-standing right to sell the jewelry designs of Elsa Peretti and use her trademark is responsible for a substantial portion of the Registrant's revenues. Merchandise designed by Ms. Peretti accounted for 11% of Fiscal 2008 net sales. Tiffany has an exclusive license arrangement with Ms. Peretti; this arrangement is subject to royalty payments as well as other requirements. The license may be terminated by Tiffany or Ms. Peretti on six months notice, even in the case where no default has occurred. Also, no agreement has been made for the continued sale of the designs or use of the trademarks ELSA PERETTI following the death of Ms. Peretti. Loss of this license would materially adversely affect the Registrant's business through lost sales and profits.

(vii) Risk: that changes in prices of diamonds and precious metals or reduced supply availability might adversely affect the Registrant's ability to produce and sell products at desired profit margins.

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

(viii) Risk: that the value of the TIFFANY & CO. trademark will decline due to the sale of counterfeit merchandise by infringers.

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

(ix) Risk: that the Registrant will be unable to lease sufficient space for its retail stores in prime locations.

        The Registrant, positioned as a luxury goods retailer, has established its retail presence in choice store locations. If the Registrant cannot secure and retain locations on suitable terms in prime and desired luxury shopping locations, its expansion plans, sales and profits will be jeopardized. In addition, if any other high-end retailers were to close locations adjacent to or near the Company's stores, it could affect the appeal of that shopping center and reduce overall customer traffic.

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

 (x) Risk: that the Registrant's business is dependent upon the distinctive appeal of the TIFFANY & CO. brand.

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

PART II.   Other Information
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains the Company's stock repurchases of equity securities in the second quarter of Fiscal 2009:

                                    Issuer Purchases of Equity Securities

                                                                                                   (d) Maximum Number
                                                                      (c) Total Number of      (or Approximate Dollar
                                                                        Shares (or Units)       Value) of Shares, (or
                              (a) Total Number of      (b) Average   Purchased as Part of      Units) that May Yet Be
                                 Shares (or Units)  Price Paid per     Publicly Announced         Purchased Under the
Period                                  Purchased   Share (or Unit)     Plans or Programs           Plans or Programs
-----------------------------------------------------------------------------------------------------------------------
May 1, 2009 to
May 31, 2009                               --                  --                     --                 $402,427,000

June 1, 2009 to
June 30, 2009                              --                  --                     --                 $402,427,000

July 1, 2009 to
July 31, 2009                              --                  --                     --                 $402,427,000

TOTAL                                      --                  --                     --                 $402,427,000
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

During the third quarter of 2008, the Company announced that its Board of Directors had suspended share repurchases, and no repurchases were made during the fourth quarter of 2008 or in the first half of 2009 in order to preserve cash. Such suspension continued as of the date this quarterly report on Form 10-Q was first filed with the Securities and Exchange Commission. At July 31, 2009, there remained $402,427,000 of authorization for future repurchases.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

At Registrant's Annual Meeting of Stockholders held on May 21, 2009 each of the nominees listed below was elected a director of Registrant to hold office until the next annual meeting of the stockholders and until his or her successor has been elected and qualified. All directors are elected at each annual meeting. Tabulated with the name of each of the nominees elected is the number of Common shares cast for and against each nominee and the number of Common shares abstaining to vote for each nominee. There were no broker non-votes with respect to the election of directors.

                                                                     Number of
                                                                      Shares
Nominee                     Voted For           Voted Against       Abstaining
--------------------------------------------------------------------------------

Michael J. Kowalski         103,316,020         2,331,708            139,641

Rose Marie Bravo            103,493,338         2,152,075            141,956

Gary E. Costley             103,782,828         1,848,392            156,149

Lawrence K. Fish            102,601,093         3,056,930            129,346

Abby F. Kohnstamm           102,541,390         3,112,815            133,164

Charles K. Marquis          103,724,545         1,918,748            144,076

Peter W. May                103,905,831         1,736,647            144,891

J. Thomas Presby             97,325,713         8,313,674            147,982

William A. Shutzer          103,850,723         1,792,407            144,239


At such meeting, the stockholders approved the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to examine the Company's fiscal 2009 financial statements. With respect to such appointment, 103,535,438 shares were voted to approve, 2,067,633 were voted against, and 184,298 shares abstained from voting. There were no broker non-votes with respect to the approval of the appointment of PricewaterhouseCoopers LLP.

Also at such meeting, the stockholders approved an amendment to the Tiffany & Co. 2005 Employee Incentive Plan. With respect to such approval, 77,007,666 shares voted to approve, 17,266,104 shares voted against, and 133,036 shares abstained from voting. There were 11,380,563 broker non-votes that were discarded for purposes of determining the quorum and voting with respect to the approval of the amendment to the Tiffany & Co. 2005 Employee Incentive Plan.

ITEM 6.           Exhibits

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


                                                TIFFANY & CO.
                                                (Registrant)


Date: September 1, 2009                    By:  /s/ James N. Fernandez
                                                -------------------------------
                                                James N. Fernandez
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (principal financial officer)

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