Form 10-Q
period 2009-10-31
TIFFANY & CO
filed 2009-12-02
CIK 98246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------
(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2009

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

Yes    X     No ____
    -------

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ____  No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     X                                                   Accelerated filer   _____
                         -------

Non-accelerated filer (Do not check if a smaller reporting company)   _____     Smaller reporting company   _____


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ____  No   X
             -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 124,450,850 shares outstanding at the close of business on November 30, 2009.

                         TIFFANY & CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2009



PART I - FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                               ----

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - October 31, 2009,
                       January 31, 2009 and October 31, 2008 (Unaudited)                                          3

                  Condensed Consolidated Statements of Earnings - for the
                       three and nine months ended October 31, 2009 and 2008 (Unaudited)                          4

                  Condensed Consolidated Statements of Stockholders' Equity -
                       for the nine months ended October 31, 2009 and
                       Comprehensive Earnings - for the three and nine months
                       ended October 31, 2009 and 2008 (Unaudited)                                                5

                  Condensed Consolidated Statements of Cash Flows - for the
                       nine months ended October 31, 2009 and 2008 (Unaudited)                                    6

                  Notes to Condensed Consolidated Financial Statements
                       (Unaudited)                                                                             7-16

Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                          17-26

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                     27

Item 4.           Controls and Procedures                                                                        28


PART II - OTHER INFORMATION

Item 1A.          Risk Factors                                                                                29-31

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                    32

Item 6.           Exhibits

                  (a)  Exhibits                                                                                  33



PART I.       Financial Information
Item 1.       Financial Statements

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)
                                   -----------
                    (in thousands, except per share amounts)


                                                          October 31, 2009    January 31, 2009      October 31, 2008
                                                          -----------------   -----------------    -------------------
ASSETS
   Current assets:
   Cash and cash equivalents                              $        374,871      $      160,445       $      160,376
   Accounts receivable, less allowances
     of $10,204, $9,934 and $7,403                                 150,895             164,447              164,269
   Inventories, net                                              1,541,888           1,601,236            1,638,479
   Deferred income taxes                                            12,521              13,640               33,069
   Prepaid expenses and other current assets                       126,400             108,966               70,375
                                                          -----------------   -----------------    -------------------
   Total current assets                                          2,206,575           2,048,734            2,066,568

   Property, plant and equipment, net                              694,063             741,048              738,287
   Deferred income taxes                                           157,680             166,517              172,283
   Other assets, net                                               160,911             145,984              162,437
                                                          -----------------   -----------------    -------------------
                                                          $      3,219,229      $    3,102,283       $    3,139,575
                                                          =================   =================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Short-term borrowings                                  $         30,906      $      242,966         $    414,364
   Current portion of long-term debt                               163,890              40,426              100,682
   Accounts payable and accrued liabilities                        222,313             223,566              236,191
   Income taxes payable                                             15,412              27,653                6,930
   Merchandise and other customer credits                           66,287              67,311               67,924
                                                          -----------------   -----------------    -------------------
   Total current liabilities                                       498,808             601,922              826,091

   Long-term debt                                                  558,207             425,412              306,226
   Pension/postretirement benefit obligations                      187,872             200,603               86,355
   Deferred gains on sale-leasebacks                               130,861             133,641              134,444
   Other long-term liabilities                                     132,837             152,334              140,704

   Commitments and contingencies

   Stockholders' equity:
   Preferred Stock, $0.01 par value; authorized 2,000 shares, none
     issued and outstanding                                             --                  --                   --
   Common Stock, $0.01 par value; authorized 240,000 shares,
     issued and outstanding 124,304, 123,844 and 123,095             1,243               1,238                1,231
   Additional paid-in capital                                      690,675             687,267              684,883
   Retained earnings                                             1,032,371             971,299              962,300
   Accumulated other comprehensive (loss) gain, net of tax:
     Foreign currency translation adjustments                       22,125             (26,238)               9,314
     Deferred hedging loss                                          (3,352)             (8,984)              (7,986)
     Unrealized loss on marketable securities                       (2,325)             (6,140)              (6,322)
     Net unrealized (loss) gain on benefit plans                   (30,093)            (30,071)               2,335
                                                          -----------------   -----------------    -------------------

   Total stockholders' equity                                    1,710,644           1,588,371            1,645,755
                                                          -----------------   -----------------    -------------------

                                                          $      3,219,229      $    3,102,283         $  3,139,575
                                                          =================   =================    ===================


See notes to condensed consolidated financial statements.

                         TIFFANY & CO. AND SUBSIDIARIES
                         ------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                   (Unaudited)
                                   -----------
                     (in thousands except per share amounts)


                                                            Three Months Ended               Nine Months Ended
                                                                October 31,                      October 31,
                                                        -------------------------------  ------------------------------
                                                             2009            2008            2009           2008
                                                        ---------------  --------------  --------------  --------------
Net sales                                               $   598,212      $   616,152     $ 1,728,320     $ 2,011,266
Cost of sales                                               270,409          269,027         773,846         862,247
                                                        ---------------  --------------  --------------  --------------
Gross profit                                                327,803          347,125         954,474       1,149,019
Selling, general and administrative expenses                260,986          265,622         738,589         826,501
                                                        ---------------  --------------  --------------  --------------
Earnings from continuing operations                          66,817           81,503         215,885         322,518
Interest and other expenses, net                             11,326           14,449          35,898          19,294
                                                        ---------------  --------------  --------------  --------------
Earnings from continuing operations before                   55,491           67,054         179,987         303,224
   income         taxes
Provision for income taxes                                   12,182           21,498          52,518         108,482
                                                        ---------------  --------------  --------------  --------------
Net earnings from continuing operations                      43,309           45,556         127,469         194,742
Net earnings (loss) from discontinued operations                 30           (1,779)         (3,013)         (5,805)
                                                        ---------------  --------------  --------------  --------------
Net earnings                                            $    43,339      $    43,777     $   124,456     $   188,937
                                                        ===============  ==============  ==============  ==============
Earnings per share:
   Basic
     Net earnings from continuing operations            $      0.35      $      0.37     $      1.03     $      1.56
     Net loss from discontinued operations                       --            (0.02)          (0.03)          (0.05)
                                                        ---------------  --------------  --------------  --------------
     Net earnings                                       $      0.35      $      0.35     $      1.00     $      1.51
                                                        ===============  ==============  ==============  ==============
    Diluted
     Net earnings from continuing operations            $      0.34      $      0.36     $      1.02     $      1.53
     Net earnings (loss) from discontinued operations            --            (0.01)          (0.02)          (0.04)
                                                        ---------------  --------------  --------------  --------------
     Net earnings                                       $      0.35      $      0.35     $      1.00     $      1.49
                                                        ===============  ==============  ==============  ==============


Weighted-average number of common shares:
   Basic                                                    124,202          123,399         124,095         125,190
   Diluted                                                  125,582          124,899         124,756         127,053


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

                                                                            Accumulated
                                                     Total                        Other                       Additional
                                             Stockholders'    Retained    Comprehensive    Common Stock          Paid-In
                                                    Equity    Earnings      (Loss) Gain  Shares     Amount       Capital
------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2009                   $  1,588,371  $   971,299    $    (71,433)  123,844  $  1,238     $ 687,267
Exercise of stock options and vesting of
  restricted stock units ("RSUs")                   6,347           --              --       460         5         6,342
Tax effect of exercise of stock options and
  vesting of RSUs                                    (881)          --              --        --        --          (881)
Share-based compensation expense                   18,407           --              --        --        --        18,407
Purchase of noncontrolling interests              (20,460)          --              --        --        --       (20,460)
Cash dividends on Common Stock                    (63,384)     (63,384)             --        --        --            --
Deferred hedging gain, net of tax                   5,632           --           5,632        --        --            --
Unrealized gain on marketable securities, net
  of tax                                            3,815           --           3,815        --        --            --
Foreign currency translation adjustments, net
  of tax                                           48,363           --          48,363        --        --            --
Net unrealized loss on benefit plans,
  net of tax                                         (22)           --             (22)       --        --            --
Net earnings                                      124,456      124,456              --        --        --            --
                                             ---------------------------------------------------------------------------
Balances, October 31, 2009                   $  1,710,644  $ 1,032,371    $    (13,645)  124,304 $   1,243     $ 690,675
                                             ===========================================================================




                                                          Three Months Ended                 Nine Months Ended
                                                              October 31,                       October 31,
                                                    --------------------------------    ------------------------------
                                                         2009            2008               2009            2008
                                                    --------------------------------    ------------------------------
Comprehensive earnings are as follows:
Net earnings                                           $  43,339        $ 43,777           $124,456        $188,937
Other comprehensive gain (loss), net of tax:
   Deferred hedging gain (loss)                            1,808          (9,450)             5,632          (8,875)
   Foreign currency translation adjustments               20,645         (39,469)            48,363         (32,803)
   Unrealized gain (loss) on marketable securities           915          (4,633)             3,815          (5,701)
   Net unrealized (loss) gain on benefit plans               (40)             34                (22)            207
                                                    ---------------- ---------------    --------------- --------------
Comprehensive earnings                                 $  66,667        $ (9,741)          $182,244        $141,765
                                                    ================ ===============    =============== ==============


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


                                                                                   Nine Months Ended
                                                                                      October 31,
                                                                     -------------------------------------------------
                                                                                     2009                      2008
                                                                     -----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                         $              124,456     $             188,937
Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
    Depreciation and amortization                                                   103,591                    99,671
    Amortization of gain on sale-leaseback                                           (7,264)                   (7,376)
    Excess tax benefits from share-based payment arrangements                          (141)                   (9,801)
    Provision for inventories                                                        23,796                    10,456
    Deferred income taxes                                                            11,097                   (10,849)
    Provision for pension/postretirement benefits                                    18,010                    17,342
    Share-based compensation expense                                                 18,069                    24,939
    Derivative impairment charges                                                        --                     4,300
Changes in assets and liabilities:
    Accounts receivable                                                              20,464                    32,822
    Inventories                                                                      63,819                  (287,678)
    Prepaid expenses and other current assets                                        12,384                     7,277
    Accounts payable and accrued liabilities                                         (9,913)                   38,679
    Income taxes payable                                                            (55,680)                 (183,551)
    Merchandise and other customer credits                                           (1,952)                      892
    Other, net                                                                      (45,731)                   (2,703)
                                                                     -----------------------    ----------------------
Net cash provided by (used in) operating activities                                 275,005                   (76,643)
                                                                     -----------------------    ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                (46,888)                 (108,515)
Other                                                                                   971                    (5,102)
                                                                     -----------------------    ----------------------
Net cash used in investing activities                                               (45,917)                 (113,617)
                                                                     -----------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from credit facility borrowings, net                       (124,992)                  305,972
(Repayment of) proceeds from other short-term borrowings                            (93,000)                   66,001
Repayment of long-term debt                                                         (40,000)                  (11,131)
Proceeds from issuance of long-term debt                                            300,000                       --
Repurchase of Common Stock                                                               --                  (218,379)
Proceeds from exercise of stock options                                               6,347                    25,747
Excess tax benefits from share-based payment arrangements                               141                     9,801
Cash dividends on Common Stock                                                      (63,384)                  (61,286)
Purchase of noncontrolling interests                                                (11,000)                      --
Financing fees                                                                       (6,255)                      --
                                                                     -----------------------    ----------------------
Net cash (used in) provided by financing activities                                 (32,143)                  116,725
                                                                     -----------------------    ----------------------
Effect of exchange rate changes on cash and cash equivalents                         17,481                   (12,743)
                                                                     -----------------------    ----------------------
Net increase (decrease) in cash and cash equivalents                                214,426                   (86,278)
Cash and cash equivalents at beginning of year                                      160,445                   246,654
                                                                     -----------------------    ----------------------
Cash and cash equivalents at end of nine months                      $              374,871     $             160,376
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

                         TIFFANY & CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (the "Company") and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, by majority exposure to expected losses, residual returns or both. Intercompany accounts, transactions and profits have been eliminated in consolidation. Subsequent events have been evaluated through the date and time the financial statements were issued on December 2, 2009. The interim statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to fairly state the Company's financial position as of October 31, 2009 and 2008 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2009 is derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

     The Company's business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three and nine months ended October 31, 2009 and 2008 are not necessarily indicative of the results of the entire fiscal year.

2.   NEW ACCOUNTING STANDARDS

     In December 2007, new accounting guidance was issued by the Financial Accounting Standards Board ("FASB") which requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net earnings attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; changes in ownership interest to be accounted for similarly, as equity transactions; and, when a subsidiary is deconsolidated, that any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The new requirements did not have a material effect on the Company's financial position or earnings.

     In September 2006, new accounting guidance was issued by the FASB which establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. The changes to current practice resulting from the application of the new guidance relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The guidance is effective for fiscal years beginning after November 15, 2007. In February 2008, the implementation of the provisions relating to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), was deferred to fiscal years beginning after November 15, 2008. Management adopted the remaining provisions on February 1, 2009. This adoption impacts the way in which the Company calculates fair value for its annual impairment review of goodwill and when conditions exist that require the Company to calculate the fair value of long-lived assets; management has determined that this did not have a material effect on the Company's financial position or earnings.

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

     Cash expenditures related to the restructuring charges are expected to total $33,361,000. Most of this amount will be paid in 2009. The following table presents the reconciliation of the cash-related restructuring liabilities and spending against those liabilities:


                                                                 Restructuring
         (in thousands)                                              Liability
         -----------------------------------------------------------------------
         Liability as of February 1, 2009                    $          33,361
         Payments                                                      (31,642)
                                                          ----------------------
         Liability as of October 31, 2009                    $           1,719
                                                          ======================

4.   ACQUISITIONS & DISPOSITIONS

     On October 26, 2009, the Company acquired all noncontrolling interests in two majority-owned entities that indirectly engage through majority-owned subsidiaries in diamond sourcing and polishing operations in South Africa and Botswana, respectively, for total consideration of $18,000,000, of which $11,000,000 was paid upon closing of the transaction and the remaining $7,000,000 will be paid on or before August 1, 2010. This acquisition is accounted for as an equity transaction since the Company maintained control of the two entities prior to the acquisition. Therefore, the Company recorded a decrease to additional paid-in capital of $20,460,000 in the third quarter of 2009 related to this transaction. In addition, the Company paid $4,000,000, to terminate a third party management agreement. Management determined that this transaction was separate from the acquisition of the remaining noncontrolling interests; accordingly, the termination fee was recorded within selling, general and administrative expenses.

     In the fourth quarter of 2008, management concluded that it would no longer invest in its IRIDESSE business due to its ongoing operating losses and insufficient near-term growth prospects, especially in the current economic environment. Therefore, management committed to a plan to close IRIDESSE locations in 2009 as the Company reached agreements with landlords and sold its inventory. All IRIDESSE stores have been closed.

     The results of IRIDESSE are presented as a discontinued operation in the condensed consolidated statements of earnings for all periods presented. Prior to the reclassification, IRIDESSE results had been included within the Other non-reportable segment.

     Summarized statements of earnings data for IRIDESSE are as follows:



                                              Three Months Ended October 31,        Nine Months Ended October 31,
                                         -----------------------------------------------------------------------------
         (in thousands)                                2009               2008               2009                2008
         -------------------------------------------------------------------------------------------------------------
         Net sales                             $      1,044       $      2,078        $    13,231        $      7,516
                                         =============================================================================
         Earnings (loss) before                          13             (2,986)            (5,894)             (9,204)
           income  taxes
         Benefit from income taxes                       17              1,207              2,881               3,399
                                         -----------------------------------------------------------------------------
         Net earnings (loss) from              $         30       $     (1,779)       $    (3,013)       $     (5,805)
           discontinued operations
                                         =============================================================================


5.   INVENTORIES

                                                         October 31,           January 31,           October 31,
         (in thousands)                                         2009                  2009                  2008
         -------------------------------------------------------------------------------------------------------------
         Finished goods                              $     1,046,648       $     1,115,333       $     1,142,827
         Raw materials                                       438,360               416,805               402,824
         Work-in-process                                      56,880                69,098                92,828
                                                   -------------------------------------------------------------------
         Inventories, net                            $     1,541,888       $     1,601,236       $     1,638,479
                                                   ===================================================================

6.   INCOME TAXES

     The effective income tax rate for the third quarter of 2009 was 22.0% versus 32.1% in the prior year. The effective income tax rate for the nine months ended October 31, 2009 was 29.2% versus 35.8% in the prior year. The decrease in the effective income tax rates in 2009 were due to favorable reserve adjustments of approximately $5,600,000 and $11,200,000 in the third quarter and nine months ended October 31, 2009, respectively, associated with the settlement of certain tax audits and the expiration of statutory periods. Accordingly, during the nine months ended October 31, 2009, the gross amount of unrecognized tax benefits decreased $25,589,000 to $28,892,000. There were no material changes to accrued interest and penalties as of that date.

     As a matter of course, various taxing authorities regularly audit the Company. The Company's tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including New York state (tax years 2004-2007) and Japan (tax years 2004-2007). Tax years from 2003-present are open to examination in U.S. Federal, various state and other foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company does not anticipate any material changes to the total gross amount of unrecognized tax benefits over the next 12 months. Future developments may result in a change in this assessment.

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

     The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

                                                    Three Months Ended                      Nine Months Ended
                                                        October 31,                            October 31,
                                          -----------------------------------------------------------------------------
         (in thousands)                                 2009                2008                2009               2008
         --------------------------------------------------------------------------------------------------------------
         Net earnings for basic and       $          43,339   $           43,777  $          124,456    $       188,937
         diluted EPS
                                          =============================================================================
         Weighted-average shares for
          basic EPS                                 124,202              123,399             124,095            125,190
         Incremental shares based
          upon the assumed
          exercise of stock options
          and unvested restricted
          stock units                                 1,380                1,500                 661              1,863
                                          -----------------------------------------------------------------------------
         Weighted-average shares for
          diluted EPS                               125,582              124,899             124,756            127,053
                                          =============================================================================

     For the three months ended October 31, 2009 and 2008, there were 3,528,000 and 3,665,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2009 and 2008, there were 6,380,000 and

     3,108,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

8.   DEBT

     In July 2009, the Company entered into a new $400,000,000 multi-bank, multi-currency, committed unsecured revolving credit facility ("Credit
     Facility") and has the option to increase the committed amount to $500,000,000, subject to bank approval. The Credit Facility replaces the Company's previous $450,000,000 revolving credit facility. The Credit Facility is intended for working capital and other corporate purposes and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings. Borrowings are at nine participating banks and are at interest rates based upon local currency borrowing rates plus a margin based on the Company's leverage ratio. There was $30,906,000 outstanding (with a weighted average interest rate of 2.9%) and $369,094,000 available to be borrowed under the Credit Facility at October 31, 2009. The Credit Facility will expire in July 2012.

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

9.   HEDGING INSTRUMENTS

                             Background Information

     The Company uses a limited number of derivative financial instruments, including interest rate swap agreements, forward contracts, put option contracts and net-zero-cost collar arrangements (combination of call and put option contracts) to mitigate its exposures to changes in interest rates, foreign currency and precious metal prices. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. If a derivative instrument meets certain hedge accounting criteria, the derivative instrument is designated as one of the following on the date the derivative is entered into:

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

                         Types of Derivative Instruments

     Interest Rate Swap Agreements - In the second quarter of 2009, the Company entered into interest rate swap agreements to effectively convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Additionally, since the fair value of the Company's fixed rate long-term debt is sensitive to interest rate changes, the interest rate swap agreements serve as a hedge to changes in the fair value of these debt instruments. The Company is hedging its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The Company accounts for the interest rate swaps as fair value hedges. As of October 31, 2009, the notional amount of interest rate swap agreements outstanding was $160,000,000.

     Foreign Exchange Forward Contracts - The Company uses foreign exchange forward contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities and intercompany transactions between entities with differing functional currencies. These foreign exchange forward contracts are designated and accounted for as either cash flow hedges or economic hedges that are not designated as hedging instruments. As of October 31, 2009, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was approximately $107,729,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was approximately $45,815,000. The term of all outstanding foreign exchange forward contracts as of October 31, 2009 ranged from one to ten months.

     Put Option Contracts - The Company's wholly-owned subsidiary in Japan satisfies nearly all of its inventory requirements by purchasing merchandise, payable in U.S. dollars, from the Company's principal subsidiary. To minimize the potentially negative effect of a significant strengthening of the U.S. dollar against the Japanese yen, the Company purchases put option contracts as hedges of forecasted purchases of merchandise over a maximum term of 12 months. If the market yen exchange rate at the time of the put option contract's expiration is stronger than the contracted exchange rate, the Company allows the put option to expire, limiting its loss to the cost of the put option contract. The Company accounts for its put option contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the put option contracts' cash flows. As of October 31, 2009, the notional amount of put option contracts accounted for as cash flow hedges was $10,000,000. During October 2009, the Company de-designated several of its outstanding put option contracts (notional amount of $107,729,000) and entered into offsetting call option contracts. These put and call option contracts are accounted for as undesignated hedges. Any gains or losses on these put option contracts are substantially offset by losses or gains on the call option contracts.

     Precious Metal Collars & Forward Contracts - The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars' cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of October 31, 2009, there were 3,500 ounces of platinum and 103,000 ounces of silver precious metal collars and forward contracts outstanding.

     Information on the location and amounts of derivative gains and losses in the Condensed Consolidated Statements of Earnings is as follows:

                                                                           Three Months Ended October 31, 2009
                                                                   ---------------------------------------------------
                                                                     Pre-Tax Gain or (Loss)     Pre-Tax Gain or (Loss)
                                                                     Recognized in Earnings     Recognized in Earnings
         (in thousands)                                                      on Derivatives             on Hedged Item
         -------------------------------------------------------------------------------------------------------------

         Derivatives in Fair Value Hedging Relationships:
                                                                   ---------------------------------------------------

         Interest rate swap agreements a                                $           1,953         $          (1,967)
                                                                   ===================================================

                                                                          Nine Months Ended October 31, 2009
                                                                   ---------------------------------------------------
                                                                     Pre-Tax Gain or (Loss)     Pre-Tax Gain or (Loss)
                                                                     Recognized in Earnings     Recognized in Earnings
         (in thousands)                                                      on Derivatives             on Hedged Item
         -------------------------------------------------------------------------------------------------------------

         Derivatives in Fair Value Hedging Relationships:
                                                                   ---------------------------------------------------

         Interest rate swap agreements a                                $           1,330         $          (1,288)
                                                                   ===================================================

                                                                          Three Months Ended October 31, 2009
                                                                   ---------------------------------------------------
                                                                                                   Amount of Gain or
                                                                                                 (Loss) Reclassified
                                                                     Pre-Tax Gain or (Loss)     from Accumulated OCI
                                                                          Recognized in OCI            into Earnings
         (in thousands)                                                 (Effective Portion)      (Effective Portion)
         -------------------------------------------------------------------------------------------------------------

         Derivatives in Cash Flow Hedging Relationships:

         Foreign exchange forward contracts a                           $           1,078         $              --

         Put option contracts b                                                    (1,420)                     (959)

         Precious metal collars b                                                     550                    (1,259)

         Precious metal forward contracts b                                           527                        --
                                                                   ---------------------------------------------------
                                                                        $             735         $          (2,218)
                                                                   ===================================================

                                                                          Nine Months Ended October 31, 2009
                                                                   ---------------------------------------------------
                                                                                                   Amount of Gain or
                                                                                                 (Loss) Reclassified
                                                                     Pre-Tax Gain or (Loss)     from Accumulated OCI
                                                                          Recognized in OCI            into Earnings
         (in thousands)                                                 (Effective Portion)      (Effective Portion)
         -------------------------------------------------------------------------------------------------------------

         Derivatives in Cash Flow Hedging Relationships:

         Foreign exchange forward contracts a                           $             561         $          (1,485)

         Put option contracts b                                                    (1,525)                   (2,905)

         Precious metal collars b                                                   2,909                    (2,155)

         Precious metal forward contracts b                                           527                        --
                                                                   ------------------------- -------------------------
                                                                        $           2,472         $          (6,545)
                                                                   ===================================================

                                                                    Pre-Tax Gain or (Loss) Recognized in Earnings
                                                                                    on Derivative
                                                                   ---------------------------------------------------
                                                                      Three Months Ended         Nine Months Ended
         (in thousands)                                                 October 31, 2009          October 31, 2009
         -------------------------------------------------------------------------------------------------------------
         Derivatives Not Designated as Hedging Instruments:

         Foreign exchange forward contracts a                           $         (225)c       $            (799)c

         Call option contracts b                                                  (121)                     (118)

         Put option contracts b                                                    121                       118
                                                                   ---------------------------------------------------
                                                                        $         (225)        $            (799)
                                                                   ===================================================

     a The gain or loss recognized in earnings is included within Interest and other expenses, net on the Company's Condensed Consolidated Statement of Earnings.
     b The gain or loss recognized in earnings is included within Cost of Sales on the Company's Condensed Consolidated Statement of Earnings.
     c Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.

     There was no material ineffectiveness related to the Company's hedging instruments for the period ended October 31, 2009. The Company expects that approximately $4,292,000 of net pre-tax derivative losses included in accumulated other comprehensive income at October 31, 2009 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

     For information regarding the location and amount of the derivative instruments in the Condensed Consolidated Balance Sheet, refer to "Note 10. Fair Value of Financial Instruments."

                          Concentration of Credit Risk

     A number of major international financial institutions are counterparties to the Company's derivative financial instruments. The Company enters into derivative financial instrument agreements only with counterparties meeting certain credit standards (a credit rating of A/A2 or better at the time of the agreement), limiting the amount of agreements or contracts it enters into with any one party. The Company may be exposed to credit losses in the event of nonperformance by individual counterparties or the entire group of counterparties. The Company has not recognized any losses due to counterparty non-performance for the nine months ended October 31, 2009.

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

     The Company uses the market approach to measure fair value for its mutual funds, interest rate swap agreements, put and call option contracts, precious metal collars and forward contracts. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

     Financial assets and liabilities carried at fair value at October 31, 2009 are classified in the table below in one of the three categories described above:



         Financial Assets                                           Estimated Fair Value
         --------------------------                  --------------------------------------------------
                                        Carrying                                                               Total Fair
          (in thousands)                   Value             Level 1        Level 2              Level 3            Value
         ----------------------------------------------------------------------------------------------------------------

         Mutual funds a               $   28,515        $     28,515    $        --        $          --     $     28,515

         Derivatives designated as hedging instruments:

         Interest rate swap
           agreements a                    1,330                  --          1,330                   --            1,330
         Put option contracts b              270                  --            270                   --              270
         Precious metal collars b            299                  --            299                   --              299
         Precious metal forward
           contracts b                       531                  --            531                   --              531
         Foreign exchange
           forward contracts b             1,078                  --          1,078                   --            1,078

         Derivatives not designated as hedging instruments:

         Foreign exchange
           forward contracts b                61                  --             61                   --               61
         Put option contracts b              717                  --            717                   --              717
                                    -------------------------------------------------------------------------------------

         Total assets                 $   32,801        $     28,515    $     4,286        $          --     $     32,801
                                    =====================================================================================


         Financial Liabilities                                    Estimated Fair Value
         ------------------------                       --------------------------------------------
         (in thousands)              Carrying Value        Level 1        Level 2        Level 3       Total Fair Value
         ----------------------------------------------------------------------------------------------------------------

         Derivatives designated as hedging instruments:
         Precious metal
           forward contracts c      $             3      $     --        $      3      $      --         $          3

         Derivatives not designated as hedging instruments:

         Foreign exchange
           forward contracts c                1,445            --            1,445            --                1,445
         Call option contracts c                639            --              639            --                  639
                                  ---------------------------------------------------------------------------------------
         Total liabilities          $         2,087      $     --       $    2,087     $      --         $      2,087
                                  ==============================================================================-========


     a This amount is included within Other assets, net on the Company's Condensed Consolidated Balance Sheet.
     b This amount is included within Prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheet.
     c This amount is included within Accounts payable and accrued liabilities on the Company's Condensed Consolidated Balance Sheet.

     The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of debt with variable interest rates approximates carrying value. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities. The total carrying value of short-term borrowings and long-term debt was $753,003,000 and the corresponding fair value was approximately $800,000,000 at October 31, 2009.

11.  EMPLOYEE BENEFIT PLANS

     The Company maintains several pension and retirement plans, as well as provides certain health-care and life insurance benefits.

     Net periodic pension and other postretirement benefit expense included the following components:

                                                                    Three Months Ended October 31,
                                                  -------------------------------------------------------------------
                                                                                                 Other
                                                         Pension Benefits                Postretirement Benefits
                                                  -------------------------------------------------------------------
         (in thousands)                                     2009             2008             2009             2008
         ------------------------------------------------------------------------------------------------------------
         Service cost                               $      2,774     $      3,528    $         409     $        414
         Interest cost                                     5,748            4,339              689              403
         Expected return on plan assets                   (3,491)          (3,915)              --               --
         Amortization of prior service cost                  267              321             (164)            (198)
         Amortization of net loss                             85              118                2               --
                                                  -------------------------------------------------------------------
         Net expense                                $      5,383     $      4,391     $        936     $        619
                                                  ===================================================================



                                                                    Nine Months Ended October 31,
                                                  -------------------------------------------------------------------
                                                                                                Other
                                                         Pension Benefits                Postretirement Benefits
                                                  -------------------------------------------------------------------
         (in thousands)                                     2009             2008             2009             2008
         ------------------------------------------------------------------------------------------------------------
         Service cost                               $      8,671     $     12,491    $         945     $      1,247
         Interest cost                                    17,110           13,133            1,981            1,359
         Expected return on plan assets                  (10,943)         (11,744)              --               --
         Amortization of prior service cost                  803              962             (494)            (593)
         Amortization of net (gain) loss                     (63)             487               --               --
                                                  -------------------------------------------------------------------
         Net expense                                $     15,578     $     15,329     $      2,432     $      2,013
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

     Certain information relating to the Company's segments is set forth below:



                                                   Three Months Ended                 Nine Months Ended
                                                       October 31,                       October 31,
                                            --------------------------------------------------------------------
        (in thousands)                          2009              2008             2009             2008
         -------------------------------------------------------------------------------------------------------
         Net sales:
           Americas                           $     303,515    $     331,783     $    887,371    $   1,127,754
           Asia-Pacific                             225,840          205,992          639,190          642,262
           Europe                                    64,994           58,157          188,913          189,302
                                            --------------------------------------------------------------------
           Total reportable segments                594,349          595,932        1,715,474        1,959,318
           Other                                      3,863           20,220           12,846           51,948
                                            --------------------------------------------------------------------
                                              $     598,212    $     616,152     $  1,728,320    $   2,011,266
                                            ====================================================================

         Earnings (losses) from continuing operations*:
           Americas                           $      39,244    $      48,369    $    124,451     $     210,257
           Asia-Pacific                              54,395           49,010         151,610           159,270
           Europe                                     9,382            7,843          29,109            34,931
                                            --------------------------------------------------------------------
           Total reportable segments                103,021           105,222        305,170           404,458
           Other                                     (1,863)            (451)        (7,293)             (236)
                                            --------------------------------------------------------------------
                                              $     101,158    $     104,771    $    297,877     $     404,222
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

     The following table sets forth a reconciliation of the segments' earnings from continuing operations to the Company's consolidated earnings from continuing operations before income taxes:



                                                   Three Months Ended                 Nine Months Ended
                                                       October 31,                       October 31,
                                            -------------------------------------------------------------------
         (in thousands)                          2009              2008             2009            2008
         ------------------------------------------------------------------------------------------------------
         Earnings from continuing             $     101,158    $     104,771     $    297,877    $     404,222
          operations for segments
         Unallocated corporate
          expenses                                  (30,341)         (23,268)         (82,434)         (81,704)
         Interest and other expenses,
          net                                       (11,326)         (14,449)         (35,898)         (19,294)
         Other (expenses) income, net                (4,000)              --              442               --
                                            ----------------- -------------------------------------------------
         Earnings from continuing
          operations before income
          taxes                               $      55,491    $      67,054     $    179,987    $     303,224
                                            ===================================================================

     Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.

     Other (expenses) income, net in the third quarter of 2009 represents $4,000,000 paid to terminate a third party management agreement (see "Note
     4. Acquisitions & Dispositions"). Other (expenses) income, net in the nine months ended October 31, 2009 also includes $4,442,000 of income received in connection with the assignment of the Tahera Diamond Corporation commitments and liens to an unrelated third party, which represents full settlement under the terms of the assignment agreement. The Company had taken an impairment charge of $47,981,000 in the year ended January 31, 2008 associated with the Commitment.

13.  SUBSEQUENT EVENT

     On November 19, 2009, the Company's Board of Directors declared a quarterly dividend on its Common Stock of $0.17 per share. This dividend will be paid on January 11, 2010 to stockholders of record on December 21, 2009.

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

The results of IRIDESSE are presented as a discontinued operation in the condensed consolidated statements of earnings for all periods presented. Prior to the reclassification, IRIDESSE results had been included within the Other non-reportable segment. Refer to "Item 1. Notes to Condensed Consolidated Financial Statements - Note 4. Acquisitions & Dispositions."

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

HIGHLIGHTS
----------

     o Worldwide net sales decreased 3% in the three months ("third quarter") and decreased 14% in the nine months ("year-to-date") ended October 31, 2009. U.S. sales declined in both the quarter and year-to-date;
          however, the rate of the sales decline lessened as the year progressed. Sales in Asia-Pacific and Europe increased in the quarter and were consistent with the prior year on a year-to-date basis.

     o On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales declined 5% in the third quarter and 13% in the year-to-date, and comparable store sales decreased 6% and 15% in those respective periods.

     o The Company opened stores in all three regions in the third quarter. Management's objective is to open 14 stores (net) in 2009, versus 22 stores (net) in 2008.

     o Operating expenses decreased in line with the Company's cost reduction initiatives primarily due to reduced staffing and marketing costs.

     o Net earnings from continuing operations decreased 5% to $43,309,000 in the third quarter and 35% to $127,469,000 in the year-to-date. Net earnings from continuing operations per diluted share decreased 6% in the third quarter and 33% in the year-to-date.

     o In the first quarter of 2009, the Company secured $300,000,000 of additional long-term financing. In the second quarter of 2009, the Company established a new $400,000,000 multi-bank, multi-currency revolving credit facility ("Credit Facility") to replace an existing facility.

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


                                      Third Quarter 2009 vs. 2008                 Year-to-date 2009 vs. 2008
                                ----------------------------------------    ----------------------------------------
                                                             Constant-                                    Constant-
                                   GAAP      Translation     Exchange-          GAAP      Translation     Exchange-
                                 Reported       Effect      Rate Basis        Reported       Effect     Rate Basis
                                ----------------------------------------    ----------------------------------------
Net Sales:
----------
Worldwide                          (3)%          2%           (5)%            (14)%         (1)%           (13)%

Americas                           (9)%        (1)%           (8)%            (21)%         (1)%           (20)%
   U.S.                            (9)%          --           (9)%            (23)%          --            (23)%

Asia-Pacific                        10%          8%             2%              --            3%            (3)%
   Japan                             3%         13%          (10)%             (3)%           9%           (12)%
   Other Asia-Pacific               20%          2%            18%               5%         (7)%             12%

Europe                              12%        (4)%            16%              --         (15)%             15%

Comparable Store Sales:
-----------------------
Worldwide                          (3)%          3%           (6)%            (15)%           --           (15)%

Americas                          (10)%          --          (10)%            (24)%         (1)%           (23)%
   U.S.                           (10)%          --          (10)%            (25)%           --           (25)%

Asia-Pacific                         5%          8%           (3)%             (3)%           3%            (6)%
   Japan                             --         13%          (13)%             (3)%           9%           (12)%
   Other Asia-Pacific               10%          1%             9%             (3)%         (6)%              3%

Europe                               6%        (3)%             9%             (8)%        (14)%              6%



RESULTS OF OPERATIONS

Certain operating data as a percentage of net sales were as follows:

                                                                        Third Quarter               Year-to-date
                                                                    -----------------------    ----------------------
                                                                      2009         2008           2009        2008
                                                                    ----------------------     ---------------------
Net sales                                                            100.0%        100.0%        100.0%      100.0%
Cost of sales                                                         45.2         43.7           44.8        42.9
                                                                    ----------------------     ---------------------
Gross profit                                                          54.8         56.3           55.2        57.1
Selling, general and administrative expenses                          43.6         43.1           42.7        41.1
                                                                    ----------------------     ---------------------
Earnings from continuing operations                                   11.2         13.2           12.5        16.0
Interest and other expenses, net                                       1.9          2.3            2.1         0.9
                                                                    ----------------------     ---------------------
Earnings from continuing operations before income taxes                9.3         10.9           10.4        15.1
Provision for income taxes                                             2.1          3.5            3.0         5.4
                                                                    ----------------------     ---------------------
Net earnings from continuing operations                                7.2          7.4            7.4         9.7
Net earnings (loss) from discontinued operations                        --         (0.3)          (0.2)       (0.3)
                                                                    ----------------------     ---------------------
Net earnings                                                           7.2%         7.1%           7.2%        9.4%
                                                                    ======================     =====================



Net Sales
---------
Net sales were as follows:


                                                                    Third Quarter
                                   ---------------------------------------------------------------------------------
(in thousands)                                    2009                       2008          Increase (Decrease)
--------------------------------------------------------------------------------------------------------------------
Americas                              $        303,515              $     331,783                       (9)%
Asia-Pacific                                   225,840                    205,992                        10%
Europe                                          64,994                     58,157                        12%
Other                                            3,863                     20,220                      (81)%
                                   ---------------------------------------------------------------------------------
                                      $        598,212              $     616,152                       (3)%
                                   =================================================================================

                                                                     Year-to-date
                                   ---------------------------------------------------------------------------------
(in thousands)                                    2009                       2008                   Decrease
--------------------------------------------------------------------------------------------------------------------
Americas                              $        887,371              $   1,127,754                      (21)%
Asia-Pacific                                   639,190                    642,262                       --
Europe                                         188,913                    189,302                       --
Other                                           12,846                     51,948                      (75)%
                                   --------------------------------------------------------------------------------
                                      $      1,728,320              $   2,011,266                      (14)%
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

Americas. Total sales in the Americas decreased $28,268,000, or 9%, in the third quarter due to a decline in the average price per unit sold, and $240,383,000, or 21%, in the year-to-date equally due to declines in the number of units sold and in the average price per unit sold. Comparable U.S. store sales declined $26,954,000, or 10%, in the third quarter and $222,496,000, or 25%, in the year-to-date, consisting of comparable branch store sales declines of 11% and 24% in the third quarter and year-to-date, and New York Flagship store declines of 8% and 27% in those same periods. Combined Internet and catalog sales in the U.S. declined $2,500,000, or 9%, in the third quarter and $11,334,000, or 11%, in the year-to-date.

Asia-Pacific. Total sales in Asia-Pacific increased $19,848,000, or 10%, in the third quarter due to an increase in the number of units sold, and decreased $3,072,000, or less than 1%, in the year-to-date due to a slight decline in the average price per unit. In the third quarter of 2009, non-comparable store sales increased $12,493,000 and comparable store sales increased $8,231,000, or 5%. In the year-to-date 2009, non-comparable store sales increased $16,525,000, and comparable store sales declined $16,213,000, or 3%. On a constant-exchange-rate basis, Asia-Pacific sales increased 2% and comparable store sales decreased 3% in the third quarter (resulting from a 13% decline in Japan comparable store sales and a 9% increase in comparable store sales in other countries). On a constant-exchange-rate basis, Asia-Pacific sales decreased 3% and comparable store sales decreased 6% in the year-to-date (resulting from a 12% decline in Japan comparable store sales and a 3% increase in comparable store sales in other countries).

Europe. Total sales in Europe increased $6,837,000, or 12%, in the third quarter due to an increase in the number of units sold, and decreased $389,000, or less than 1%, in the year-to-date due to the effect of translating foreign currency-denominated sales into U.S. dollars. The overall sales increase in the third quarter consisted of an increase in non-comparable store sales of $6,568,000 and a comparable store sales increase of $2,791,000, or 6%, offset by a decline of $2,522,000, or 23%, in e-commerce and other sales. In the year-to-date, non-comparable store sales increased $23,834,000, while e-commerce and other sales declined $12,188,000, or 33% and comparable store sales declined $12,035,000, or 8%. On a constant-exchange-rate basis, sales increased 16% in the third quarter and 15% in the year-to-date partly due to incremental sales from new stores opened during the past 12 months, as well as comparable store sales increases of 9% in the third quarter and 6% in the year-to-date, reflecting broad-based geographical growth.

Other. Other sales decreased $16,357,000, or 81%, in the third quarter and $39,102,000, or 75%, in the year-to-date primarily due to lower wholesale sales of diamonds that were deemed not suitable for the Company's needs.

Store Data. Management expects to open 14 (net) Company-operated TIFFANY & CO. stores and boutiques in 2009, increasing the store base by approximately 7%.

Management's expected openings and closings of TIFFANY & CO. stores are:


                                                                 Actual Openings            Expected Openings
Location                                                         (Closings) 2009                  2009
--------------------------------------------------------------------------------------------------------------------
Americas:
  Toronto - Yorkdale Shopping Centre, Canada                      First Quarter
  Guadalajara, Mexico                                             First Quarter
  Roseville, California                                           Third Quarter
  Seattle - University Village, Washington                        Third Quarter
  Las Vegas - The Crystals at CityCenter, Nevada                                             Fourth Quarter
Asia-Pacific:
  Busan - Shinsegae Centum, Korea                                 First Quarter
  Hangzhou, China                                                 First Quarter
  Ikebukuro - Mitsukoshi, Japan                                  (First Quarter)
  Kagoshima - Mitsukoshi, Japan                                 (Second Quarter)
  Kagoshima - Yamakataya, Japan                                  Second Quarter
  Ikebukuro - Seibu, Japan                                       Second Quarter
  Canton Road, Hong Kong                                         Second Quarter
  Seoul - Shinsegae Youngdeungpo, Korea                           Third Quarter
  Melbourne - Chadstone Mall, Australia                                                      Fourth Quarter
  Shenzhen, China                                                                            Fourth Quarter
Europe:
  Manchester - Selfridges, England                                Third Quarter
  London - Heathrow Airport Terminal 3, England                                              Fourth Quarter
  Amsterdam, Netherlands                                                                     Fourth Quarter


Gross Margin
------------
Gross margin (gross profit as a percentage of net sales) decreased in the third quarter and year-to-date by 1.5 and 1.9 percentage points primarily due to higher product costs.

Management periodically reviews and may adjust its retail prices to address specific market conditions, product cost increases/decreases and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses is consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. The Company uses a limited number of derivative instruments to mitigate foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements - Note 9. Hedging Instruments").

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------
SG&A expenses decreased $4,636,000, or 2%, in the third quarter, primarily due to decreased marketing expenses of $13,902,000, partly offset by increased depreciation and store occupancy expenses of $5,747,000 and increased labor and benefit costs of $3,044,000 as the prior year included a reduction in anticipated management incentive compensation. Additionally, in the third quarter of 2009, the Company paid $4,000,000 to terminate a third party management agreement (see "Item 1. Notes to Condensed Consolidated Financial Statements - Note 4. Acquisitions & Dispositions"). In the year-to-date, SG&A expenses decreased $87,912,000, or 11%, primarily due to (i) decreased marketing expenses of $40,869,000; (ii) decreased labor and benefit costs of $33,338,000 as a result of the staff reduction initiatives announced during the fourth quarter of 2008 (see "Item 1. Notes to Condensed Consolidated Financial Statements - Note 3. Restructuring Charges"); and (iii) a decline in variable expenses due to lower sales, all of which more than offset incremental costs of new stores opened in the past 12 months. Additionally, in the second quarter, the Company received $4,442,000 of income in connection with the assignment of the Tahera Diamond Corporation commitments and liens to an unrelated third party, which represented full settlement under the terms of the assignment agreement. The Company had taken an impairment charge of $47,981,000 in the year ended January 31, 2008 associated with the Commitment. Changes in foreign currency exchange rates had an insignificant effect on overall SG&A expenses in the third quarter and year-to-date compared to the prior year. SG&A expenses as a percentage of net sales increased by 0.5 percentage point in the third quarter and by 1.6 percentage points in the year-to-date due to the decline in sales and the de-leveraging effect of fixed costs.

Earnings from Continuing Operations
-----------------------------------

                                           Third Quarter         % of Net           Third Quarter          % of Net
(in thousands)                                 2009               Sales*                 2008               Sales*
----------------------------------------------------------------------------------------------------------------------
Earnings (losses) from continuing
    operations:

    Americas                                $     39,244              12.9%       $      48,369               14.6%

    Asia-Pacific                                  54,395              24.1%              49,010               23.8%

    Europe                                         9,382              14.4%               7,843               13.5%

    Other                                         (1,863)            (48.2%)               (451)             (2.2)%
                                         ----------------------------------------------------------------------------
                                                 101,158                                104,771
Unallocated corporate expenses                   (30,341)              5.1%             (23,268)               3.8%

Other expense                                     (4,000)                                    --
                                         ----------------------------------------------------------------------------
Earnings from continuing operations         $     66,817              11.2%       $      81,503               13.2%
                                         ============================================================================

* Percentages represent earnings (losses) from continuing operations as a percentage of each segment's net sales.

Earnings from continuing operations decreased 18% in the third quarter. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses, other expense and interest and other expenses, net) to each segment's net sales in the third quarter of 2009 and 2008 was as follows:

     o Americas - the ratio decreased 1.7 percentage points primarily resulting from a decrease in gross margin (due to higher product costs) partly offset by reduced operating expenses attributed to cost savings from the initiatives implemented at the end of 2008;

     o Asia-Pacific - the ratio increased 0.3 percentage point primarily due to leveraging of operating expenses, partly offset by a decrease in gross margin (due to higher product costs);

     o Europe - the ratio increased 0.9 percentage point primarily due to the leveraging of operating expenses, partly offset by a decline in gross margin (due to higher product costs); and

     o Other - the operating loss is attributable to lower wholesale sales of diamonds and the write-down of wholesale diamond inventory.

                                            Year-to-date         % of Net          Year-to-date          % of Net
(in thousands)                                  2009              Sales*                2008               Sales*
----------------------------------------------------------------------------------------------------------------------
Earnings (losses) from continuing
    operations:

    Americas                                $    124,451              14.0%       $     210,257              18.6%

    Asia-Pacific                                 151,610              23.7%             159,270              24.8%

    Europe                                        29,109              15.4%              34,931              18.5%

    Other                                         (7,293)            (56.8%)               (236)            (0.5)%
                                         ----------------------------------------------------------------------------
                                                 297,877                                404,222
Unallocated corporate expenses                   (82,434)              4.8%             (81,704)              4.1%

Other income, net                                    442                                     --
                                         ----------------------------------------------------------------------------
Earnings from continuing operations         $    215,885              12.5%       $     322,518              16.0%
                                         ============================================================================

* Percentages represent earnings (losses) from continuing operations as a percentage of each segment's net sales.

Earnings from continuing operations decreased 33% in the year-to-date. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses, other income, net and interest and other expenses, net) to each segment's net sales in the year-to-date 2009 and 2008 was as follows:

     o Americas - the ratio decreased 4.6 percentage points primarily resulting from a decrease in gross margin (due to higher product costs) and a decline in sales which more than offset cost savings from the initiatives implemented at the end of 2008;

     o Asia-Pacific - the ratio decreased 1.1 percentage points primarily due to a decrease in gross margin (due to higher product costs), partly offset by reduced operating expenses attributed to the cost savings initiatives;

     o Europe - the ratio decreased 3.1 percentage points primarily due to a decrease in gross margin (due to higher product costs); and

     o Other - the operating loss is attributable to lower wholesale sales of diamonds and the write-down of wholesale diamond inventory.

Unallocated corporate expenses includes costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Total unallocated corporate expenses increased in the third quarter and year-to-date 2009, as the prior year included a reduction in anticipated management incentive compensation, which more than offset cost savings realized in the current year. As a percentage of net sales, unallocated corporate expenses increased 1.3 percentage points and 0.7 percentage point in the third quarter and year-to-date 2009 due to similar reasons, as well as reduced sales.

Other expense in the third quarter of 2009 represents $4,000,000 paid to terminate a third party management agreement (see "Item 1. Notes to Condensed Consolidated Financial Statements - Note 4. Acquisitions & Dispositions").

Other income, net in the year-to-date 2009 also included $4,442,000 of income received in connection with the assignment of the Tahera Diamond Corporation commitments and liens to an unrelated third party, which represents full settlement under the terms of the assignment agreement.

Interest and Other Expenses, net
--------------------------------
Interest and other expenses, net decreased $3,123,000 in the third quarter of 2009. In the third quarter of 2008, the Company recorded: (i) a $4,300,000 charge related to the unrealized gains and interest receivable associated with interest rate swaps that the Company determined were impaired and (ii) foreign exchange transaction losses of $4,973,000. The favorable absence of such items in the current year more than offset higher interest expense related to new long-term debt issued in the past year. Interest and other expenses, net increased $16,604,000 in the year-to-date 2009 primarily due to higher interest expense related to new long-term debt issued in the past year.

Provision for Income Taxes
--------------------------
The effective income tax rate for the third quarter of 2009 was 22.0% versus 32.1% in the prior year and was 29.2% in the year-to-date 2009 versus 35.8% in the prior year comparable period. The lower effective income tax rates in 2009 were due to favorable reserve adjustments of approximately $5,600,000 and $11,200,000 in the third quarter and year-to-date associated with the settlement of certain tax audits and the expiration of statutory periods.

Net Earnings (Loss) from Discontinued Operations
------------------------------------------------
The loss from discontinued operations related to the Company's IRIDESSE business was $5,894,000 pre-tax ($3,013,000 after tax) for the year-to-date 2009. The loss from discontinued operations for the same period in 2008 was $9,204,000 pre-tax ($5,805,000 after tax). See "Item 1. Notes to Condensed Consolidated Financial Statements - Note 4. Acquisitions & Dispositions."

2009 Outlook
------------
Management expects a mid-single-digit sales increase in worldwide sales for the fourth quarter of 2009. Management's financial outlook for full year 2009 is based on the following assumptions, which may or may not prove valid, and should be read in conjunction with "Item 1A. Risk Factors" on page 29:

     o A net sales decline of approximately 8%, composed of (i) a low-teens percentage decrease in the Americas, factoring in a mid-teens percentage U.S. comparable store sales decline; (ii) flat sales in Asia-Pacific, which includes a mid single-digit comparable store sales decline on a constant-exchange-rate basis; (iii) a low single-digit percentage increase in Europe, which includes a high single-digit comparable store sales increase on a constant-exchange-rate basis; and
          (iv) a 60% decrease in Other sales.

               o The Company's worldwide expansion strategy is to continue to open Company-operated TIFFANY & CO. stores and boutiques. The Company has moderated the rate of anticipated store openings in 2009 to 5 in the Americas, 6 in Asia-Pacific and 3 in Europe.

     o A decline in operating margin compared against the prior year (when excluding the non-recurring items in 2008 as discussed in the notes to "Item 6. Selected Financial Data" in the Company's Annual Report on Form 10-K) based upon an expected decline in gross margin of more than one point and an increase in the ratio of SG&A expenses to net sales. SG&A expenses are expected to decline by a mid-single-digit percentage for the full year.

               o This outlook includes (i) savings of $60,000,000 resulting from the staff reduction initiatives taken at the end of 2008; (ii) reduced marketing spending; and (iii) variable and other fixed cost savings.

     o Interest and other expenses, net of approximately $48,000,000, which represents an increase from the prior year due to higher interest expense as a result of recent long-term debt issuances.

     o    An effective income tax rate of approximately 31%.

     o    Net earnings from  continuing  operations per diluted share of $1.88 -
          $1.98.

     o    Net inventories declining by a single-digit percentage.

     o    Capital expenditures of approximately $85,000,000.

New Accounting Standards
------------------------
See "Item 1. Notes to Condensed Consolidated Financial Statements - Note 2. New Accounting Standards".

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The global credit and equity markets have undergone significant disruption since the third quarter of 2008, making it difficult for many businesses to obtain financing or access capital. The Company has taken steps to address these challenges. First, as noted in the 2009 Outlook section above, management has reduced costs to better align the

Company's expenses with the expected sales decline. Secondly, the Company secured $400,000,000 of long-term debt since December 2008 to: (i) refinance debt obligations that have come due during the year; (ii) use the funds for general corporate purposes; and (iii) provide financial flexibility in the event that disruptions in the economy or credit markets continue or worsen.

In July 2009, the Company entered into a new $400,000,000 multi-bank, multi-currency, committed unsecured revolving credit facility ("Credit Facility"), and has the option to increase the committed amount to $500,000,000, subject to bank approval. The Credit Facility replaced the Company's previous $450,000,000 revolving credit facility. The Credit Facility is intended for working capital and other corporate purposes. There was $30,906,000 outstanding under the Credit Facility at October 31, 2009. The weighted average interest rate at October 31, 2009 was 2.9%. The Credit Facility will expire in July 2012.

Management believes that the proceeds from the debt financing that the Company recently issued, other cash on hand, internally-generated cash flows and the funds available under its revolving Credit Facility are sufficient to support the Company's planned worldwide business expansion, debt service, capital expenditures, working capital needs and dividends for the foreseeable future. The Company's current expectation is to generate in excess of $450,000,000 of free cash flow (cash flow from operating activities less capital expenditures) in 2009.

The following table summarizes cash flows from operating, investing and financing activities:

                                                                                      Year-to-date
                                                                   ----------------------------------------------------
(in thousands)                                                                     2009                       2008
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in):

  Operating activities                                                  $       275,005            $       (76,643)

  Investing activities                                                          (45,917)                  (113,617)

  Financing activities                                                          (32,143)                   116,725

Effect of exchange rates on cash and cash equivalents                            17,481                    (12,743)
                                                                   ----------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    $       214,426            $       (86,278)
                                                                   ====================================================

Operating Activities
--------------------
The Company's net cash inflow from operating activities of $275,005,000 in the year-to-date 2009 compared with an outflow of $76,643,000 in the same period in 2008. The cash inflow in the year-to-date 2009 is primarily due to a decrease in inventories and, to a lesser extent, lower income tax payments. In addition, in the third quarter of 2009, the Company contributed $27,500,000 to its pension plan (reflected in Other, net on the Condensed Consolidated Statements of Cash Flows). The cash outflow in the year-to-date 2008 was primarily due to increased tax payments largely associated with the sale-leasebacks of the TIFFANY & CO. stores in Tokyo's Ginza shopping district and London's Old Bond Street and inventory purchases.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,707,767,000 and 4.4 at October 31, 2009, compared with $1,446,812,000 and 3.4 at January 31, 2009 and  $1,240,477,000 and 2.5 at October 31, 2008. The
increases in the ratio from January 31, 2009 and October 31, 2008 were primarily due to a decrease in short-term borrowings as well as higher cash balances.

Accounts receivable, less allowances at October 31, 2009 were 8% lower than at both January 31, 2009 and October 31, 2008 due to sales declines. Changes in foreign currency exchange rates had an insignificant effect on the change in accounts receivable balances.

Inventories, net at October 31, 2009 were 4% lower than January 31, 2009 and were 6% lower than October 31, 2008 due to steps management has taken to reduce internal manufacturing production and purchases from external vendors to address sales weakness. Changes in foreign currency exchange rates had an insignificant effect on the change in inventories, net.

Investing Activities
--------------------
The Company's net cash outflow from investing activities of $45,917,000 in the year-to-date 2009 compared with an outflow of $113,617,000 in the year-to-date 2008. The decreased outflow in the current year is primarily due to lower capital expenditures. Capital expenditures were $46,888,000 in the year-to-date 2009 compared with $108,515,000 in the year-to-date 2008. The decrease reflected a moderated rate of store openings in the current year and other cost containment.

Financing Activities
--------------------
The Company's net cash outflow from financing activities of $32,143,000 in the year-to-date 2009 compared with an inflow of $116,725,000 in the year-to-date 2008. The variance between 2009 and 2008 was primarily due to a decrease in net proceeds received from borrowings.

Share Repurchases. The Company suspended share repurchases during the third quarter of 2008 in order to conserve cash, and such suspension continued at the time of this filing. At October 31, 2009, there remained $402,427,000 of authorization for future repurchases. The Company's stock repurchase program expires in January 2011. At least annually, the Company's Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flow and capital requirements. During the third quarter and year-to-date 2008, the Company paid $89,878,000 and $218,379,000 to purchase and retire 2,269,000 and 5,375,000 shares outstanding.

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

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 44% at October 31, 2009, 45% at January 31, 2009 and 50% at October 31, 2008.

At October 31, 2009, the Company was in compliance with all debt covenants.

Purchase of Noncontrolling Interests. On October 26, 2009, the Company acquired all noncontrolling interests in two majority-owned entities that indirectly engage through majority-owned subsidiaries in diamond sourcing and polishing operations in South Africa and Botswana, respectively,for total consideration of $18,000,000, of which $11,000,000 was paid upon closing of the transaction and the remaining $7,000,000 will be paid on or before August 1, 2010.

Contractual Obligations
-----------------------
The Company's contractual cash obligations and commercial commitments at October 31, 2009 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not changed significantly since January 31, 2009. Also see Recent Borrowings above.

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

                              Foreign Currency Risk

The Company's Japanese subsidiary satisfies nearly all of its inventory requirements by purchasing merchandise, payable in U.S. dollars, from the Company's principal subsidiary. To minimize the potentially negative effect of a significant strengthening of the U.S. dollar against the Japanese yen, the Company purchases put option contracts as hedges of forecasted purchases of merchandise over a maximum term of 12 months. The fair value of put option contracts is sensitive to changes in yen exchange rates. If the market yen exchange rate at the time of the put option contract's expiration is stronger than the contracted exchange rate, the Company allows the put option to expire, limiting its loss to the cost of the put option contract.

The Company also uses foreign exchange forward contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities and intercompany transactions between entities with differing functional currencies. Gains or losses on these foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. The term of all outstanding foreign exchange forward contracts as of October 31, 2009 ranged from one to ten months.


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

     The Registrant's long-standing right to sell the jewelry designs of Elsa Peretti and use her trademark is responsible for a substantial portion of the Registrant's revenues. Merchandise designed by Ms. Peretti accounted for 11% of Fiscal 2008 net sales. Tiffany has an exclusive license arrangement with Ms. Peretti; this arrangement is subject to royalty payments as well as other requirements. This license may be terminated by Tiffany or Ms. Peretti on six months notice, even in the case where no default has occurred. Also, no agreement has been made for the continued sale of the designs or use of the trademarks ELSA PERETTI following the death of Ms. Peretti. Loss of this license would materially adversely affect the Registrant's business through lost sales and profits.

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

PART II.   Other Information
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The  following  table  contains  the  Company's  stock   repurchases  of  equity
securities in the third quarter of Fiscal 2009:


                      Issuer Purchases of Equity Securities


                                                                                                   (d) Maximum Number
                                                                      (c) Total Number of      (or Approximate Dollar
                                                                        Shares (or Units)       Value) of Shares, (or
                              (a) Total Number of      (b) Average   Purchased as Part of      Units) that May Yet Be
                                 Shares (or Units)  Price Paid per     Publicly Announced         Purchased Under the
Period                                  Purchased   Share (or Unit)     Plans or Programs           Plans or Programs
-----------------------------------------------------------------------------------------------------------------------
August 1, 2009 to                          --               --             --                          $402,427,000
August 31, 2009

September 1, 2009 to
September 30, 2009                         --               --             --                          $402,427,000

October 1, 2009 to
October 31, 2009                           --               --             --                          $402,427,000

TOTAL                                      --               --             --                          $402,427,000
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

During the third quarter of 2008, the Company announced that its Board of Directors had suspended share repurchases, and no repurchases were made during the fourth quarter of 2008 or in the year-to-date 2009 in order to preserve cash. Such suspension continued as of the date this quarterly report on Form 10-Q was first filed with the Securities and Exchange Commission. At October 31, 2009, there remained $402,427,000 of authorization for future repurchases.

ITEM 6          Exhibits

    (a)         Exhibits:

                  31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2         Certification  of Chief  Financial  Officer  Pursuant to 18 U.S.C.  Section 1350 as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TIFFANY & CO.
                                                 (Registrant)


Date: December 2, 2009                    By:    /s/ James N. Fernandez
                                                 ----------------------------
                                                 James N. Fernandez
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (principal financial officer)

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