Form 10-K
period 2010-01-31
TIFFANY & CO
filed 2010-03-30
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period	to
from
Commission file no. 1-9494
(Exact name of registrant as specified in its charter)

Delaware	13-3228013
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

727 Fifth Avenue, New York,	10022
New York
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212)755-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
registered

Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2009, the aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant was approximately $3,434,427,681 using the closing sales price on this day of $29.83. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of March 23, 2010, the registrant had outstanding 126,379,941 shares of its common stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE.
The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant’s Proxy Statement Dated April 9, 2010 (Part III).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including documents incorporated herein by reference, contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Registrant’s goals, plans and projections with respect to store openings, sales, retail prices, gross margin, expenses, effective tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow and liquidity. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. One can identify these forward-looking statements by the fact that they use words such as “believes,” “intends,” “plans” and “expects” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on management’s current plan and involve inherent risks, uncertainties and assumptions that could cause actual outcomes to differ materially from the current plan. The Registrant has included important factors in the cautionary statements included in this Annual Report, particularly under “Item 1A. Risk Factors,” that the Registrant believes could cause actual results to differ materially from any forward-looking statement.
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
General history of business
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
Financial information about industry segments
The Registrant’s segment information for the fiscal years ended January 31, 2010, 2009 and 2008 is reported in “Item 8. Financial Statements and Supplementary Data – Note R. Segment Information.”
Narrative description of business
All references to years relate to fiscal years that end on January 31 of the following calendar year.
DISTRIBUTION AND MARKETING
Maintenance of the TIFFANY & CO. Brand
The TIFFANY & CO. brand (the “Brand”) is the single most important asset of Tiffany and, indirectly, of the Registrant. The strength of the Brand goes beyond trademark rights (see “TRADEMARKS” below) and is inherent in consumer perceptions of the Brand. Management monitors the strength of the Brand through focus groups and survey research.
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
TIFFANY & CO.

and gemstone inventory and accept reduced overall gross margins; it also causes some consumers to view Tiffany as beyond their price range.
All of the foregoing require that management make tradeoffs between business initiatives that might generate incremental sales and profits and Brand maintenance objectives. This is a dynamic process. To the extent that management deems that product, advertising or distribution initiatives will unduly and negatively affect the strength of the Brand, such initiatives have been and will be curtailed or modified appropriately. At the same time, Brand maintenance suppositions are regularly questioned by management to determine if the tradeoff between sales and profit is truly worth the positive effect on the Brand. At times, management has determined, and will in the future determine, that the strength of the Brand warranted, or that it will permit, more aggressive and profitable distribution and marketing initiatives.
REPORTABLE SEGMENTS
Americas
In 2009, sales in the Americas were 52% of consolidated net sales, while sales in the U.S. represented 91% of net sales in the Americas.
Retail Sales. Retail sales are transacted in Company-operated TIFFANY & CO. stores in (number of stores included in parentheses): U.S. (79), Mexico (7), Canada (3) and Brazil (2).
Internet and Catalog Sales. Tiffany distributes a selection of its products in the U.S. and Canada through its websites at www.tiffany.com and www.tiffany.ca. Tiffany also distributes catalogs of selected merchandise to its proprietary list of customers in the U.S. and to mailing lists rented from third parties. SELECTIONS® catalogs are published four times per year, supplemented by other targeted catalogs. At the end of 2009, the Company had approximately 4.2 million names on its U.S. Internet and catalog mailing lists and in 2009 mailed approximately 12 million catalogs.
Business-to-Business Sales. Business sales executives call on business clients, selling products drawn from the retail product line and items specially developed for the business market, including trophies and items designed for the particular customer. Most of such sales occur in the U.S. Price allowances are given to business account holders for certain purchases. Business customers have typically made purchases for gift giving, employee service and achievement recognition awards, customer incentives and other purposes. Products and services are marketed through a sales organization, through advertising in newspapers, business periodicals and through the publication of special catalogs. Business account holders may make gift purchases through the Company’s website at http://business.tiffany.com.
Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in markets in the Central/South American, Caribbean and Canadian regions. Such sales represented less than 1% of the Registrant’s net sales in 2009, 2008 and 2007.
Asia-Pacific
In 2009, sales in Asia-Pacific represented 35% of consolidated net sales, while sales in Japan represented 54% of net sales in Asia-Pacific.
TIFFANY & CO.

Retail Sales. Retail sales are transacted in Company-operated TIFFANY & CO. locations in (number of stores included in parentheses): Japan (57), China (10), Korea (10), Hong Kong (8), Australia (5), Taiwan (5), Singapore (3), Macau (2) and Malaysia (2).
Business with Department Stores in Japan. The Registrant does business in Japan through its wholly-owned subsidiary, Tiffany & Co. Japan, Inc. (“Tiffany-Japan”). In 2009, 79% of Tiffany-Japan’s net sales were transacted in boutiques within Japanese department stores. Tiffany-Japan also operates four freestanding stores. There are four large department store groups in Japan. At the end of 2009, Tiffany-Japan was operating TIFFANY & CO. boutiques in locations controlled by these groups as follows (number of locations included in parentheses): Isetan Mitsukoshi (16), J. Front Retailing Co. (Daimaru and Matsuzakaya department stores) (10), Takashimaya (9), and Millennium Retailing Co. (Sogo and Seibu department stores) (3). Tiffany-Japan was also operating 15 boutiques in stores controlled by other Japanese companies.
Tiffany-Japan and the department store operators have distinct responsibilities and risks in the operation of TIFFANY & CO. boutiques in Japan.
Tiffany-Japan: (i) has merchandising, marketing and display responsibilities, (ii) owns the merchandise, (iii) establishes retail prices, (iv) bears the risk of currency fluctuation, (v) provides one or more brand managers in each boutique, (vi) manages inventory, (vii) controls and funds all advertising and publicity programs with respect to TIFFANY & CO. merchandise and (viii) recognizes as revenues the retail price charged to the ultimate consumer.
The department store operator: (i) provides and maintains boutique facilities, (ii) assumes retail credit and certain other risks and (iii) acts for Tiffany-Japan in the sale of merchandise.
Tiffany-Japan provides retail staff and bears the risk of inventory loss in concession boutiques (49 locations) and, in limited circumstances, the department store operator provides retail staff and bears the risk of inventory loss in standard boutiques (4 locations).
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
Business-to-Business Sales. Products drawn from the retail product line and items specially developed are sold to business customers.
Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in Asia-Pacific and Middle Eastern markets. Such sales represented 1% of the Registrant’s net sales in 2009 and 2% in both 2008 and 2007.
TIFFANY & CO.

Europe
In 2009, sales in Europe represented 12% of consolidated net sales, while sales in the United Kingdom represented 51% of net sales in Europe.
Retail Sales. Retail sales are transacted in Company-operated TIFFANY & CO. stores in (number of stores included in parentheses): United Kingdom (9), Germany (5), Italy (4), France (3), Austria (1), Belgium (1), Ireland (1), the Netherlands (1), Spain (1) and Switzerland (1).
Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in England, Wales, Northern Ireland and Scotland through its website at www.tiffany.com/uk. In 2010, the Company plans to launch other websites to offer a selection of TIFFANY & CO. merchandise for purchase in Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands and Spain.
Business-to-Business Sales. Products drawn from the retail product line and items specially developed are sold to business customers.
Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale predominantly in Russia. Such sales represented less than 1% of the Registrant’s net sales in 2009, 2008 and 2007.
Other
Other sales are those made in all non-reportable segments of the Registrant’s business. Sales in Other consist primarily of wholesale sales of diamonds. Other also includes earnings received from a licensing agreement with Luxottica Group for the distribution of TIFFANY & CO. brand eyewear. Fees from a licensing agreement with The Swatch Group Ltd. (the “Swatch Group”) for TIFFANY & CO. brand watches will be included in Other when earned.
Wholesale Diamond Sales. The Company regularly purchases parcels of rough diamonds for further processing, but not all rough diamonds so purchased are suitable for Tiffany’s needs. In addition, most, but not all, polished diamonds are suitable for Tiffany jewelry. The Company sells diamonds to third parties that are found to be unsuitable for Tiffany’s needs. The Company’s objective from such sales is to recoup its original costs, thereby earning minimal, if any, gross margin on those transactions.
Iridesse, Inc. In the fourth quarter of 2008, management committed to a plan to close all IRIDESSE stores. All stores were closed in 2009. The results of IRIDESSE have been reclassified to discontinued operations.
Little Switzerland, Inc. In 2007, the Company sold 100% of the stock of Little Switzerland, Inc. (“Little Switzerland”) to an unaffiliated third party for net proceeds of $32,870,000. The Company received an additional $3,650,000 in 2009 in settlement of post-closing adjustments. Little Switzerland’s results are presented in discontinued operations. The Company continues to wholesale TIFFANY & CO. merchandise for resale in TIFFANY & CO. boutiques operated by Little Switzerland in certain LITTLE SWITZERLAND stores. In 2007, the Company recorded a $54,260,000 pre-tax charge due to the sale of Little Switzerland.
Expansion of Operations
Management regularly evaluates potential markets for new TIFFANY & CO. stores with a view to the demographics of the area to be served, consumer demand and the proximity of other luxury
TIFFANY & CO.

brands and existing TIFFANY & CO. locations. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the Brand, but believes that there are a significant number of locations remaining in the Americas, Asia-Pacific (outside Japan) and Europe that meet the requirements of a TIFFANY & CO. location.
Tiffany opened two, smaller-format (approximately 2,500 gross square feet) stores in the U.S., one in 2008 and one in 2009. Such stores offer a selected product assortment. Management’s experience with the smaller format will influence the design of new stores which are expected to occupy 3,000 – 4,000 gross square feet and to combine visual and selling features developed for the smaller-format stores with elements from full assortment stores (5,000 gross square feet). Management believes that this new “hybrid” format will most effectively serve our broader customers’ needs.
The following chart details the number of TIFFANY & CO. retail locations operated by the Registrant’s subsidiary companies since 1994:

	Americas		Asia-Pacific
		Canada,
		Latin/		Other
		South		Asia-
Year:	U.S.	Americas	Japan	Pacific	Europe	Total

1994	18	1	37	7	6	69
1995	21	1	38	9	6	75
1996	23	1	39	12	6	81
1997	28	2	42	17	7	96
1998	34	2	44	17	7	104
1999	38	3	44	17	8	110
2000	42	4	44	21	8	119
2001	44	5	47	20	10	126
2002	47	5	48	20	11	131
2003	51	7	50	22	11	141
2004	55	7	53	24	12	151
2005	59	7	50	25	13	154
2006	64	9	52	28	14	167
2007	70	10	53	34	17	184
2008	76	10	57	39	24	206
2009	79	12	57	45	27	220

In 2010, management plans to open 17 Company-operated stores (six in the Americas, eight in Other Asia-Pacific and three in Europe). Management also plans to expand the Company’s Internet and wholesale distribution.
Products
The Company’s principal product category is jewelry, which represented 90%, 87% and 86% of the Registrant’s net sales in 2009, 2008 and 2007. The Company also sells timepieces, sterling silver goods (other than jewelry), china, crystal, stationery, fragrances and personal accessories, which represented in total 9%, 11% and 12% of the Registrant’s net sales in 2009, 2008 and 2007. The Registrant’s remaining net sales were attributable to wholesale sales of diamonds and earnings received from a third-party licensing agreement.
TIFFANY & CO.

Tiffany offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. Designs are developed by employees, suppliers, independent designers and independent “named” designers (see “MATERIAL DESIGNER LICENSE” below).
Sales by Reportable Segment of TIFFANY & CO. Jewelry by Category

	% to total	% to total	% to total	% to total
2009	Americas	Asia-Pacific	Europe	Reportable
Category	Sales	Sales	Sales	Segment Sales

A	25%	31%	23%	27%
B	16%	31%	17%	21%
C	12%	12%	12%	12%
D	36%	20%	43%	31%

	% to total	% to total	% to total	% to total
2008	Americas	Asia-Pacific	Europe	Reportable
Category	Sales	Sales	Sales	Segment Sales

A	26%	30%	25%	27%
B	15%	30%	16%	20%
C	11%	12%	12%	11%
D	34%	20%	40%	30%

	% to total	% to total	% to total	% to total
2007	Americas	Asia-Pacific	Europe	Reportable
Category	Sales	Sales	Sales	Segment Sales

A	28%	30%	27%	28%
B	14%	29%	14%	18%
C	11%	13%	12%	12%
D	32%	21%	37%	29%

A)	This category includes most gemstone jewelry and gemstone band rings, other than engagement jewelry. Most jewelry in this category is constructed of platinum, although gold or silver was used as the primary metal in approximately 15% of sales. Most items in this category contain diamonds, other gemstones or both. The average price of merchandise sold in 2009, 2008 and 2007 in this category was approximately $2,300, $3,100 and $3,300 for total reportable segments.

B)	This category includes diamond rings and wedding bands marketed to brides and grooms. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 5% of sales. Most sales in this category are of items containing diamonds. The average price of merchandise sold in 2009, 2008 and 2007 in this category was approximately $3,300, $3,000 and $3,000 for total reportable segments.

C)	This category generally consists of non-gemstone, gold or platinum jewelry, although small gemstones are used as accents in some pieces. The average price of merchandise sold in 2009, 2008 and 2007 in this category was approximately $700 for total reportable segments in each year.

D)	This category generally consists of non-gemstone, sterling silver jewelry, although small gemstones are used as accents in some pieces. The average price of merchandise sold in
TIFFANY & CO.

2009, 2008 and 2007 in this category was approximately $200 for total reportable segments in each year.
Certain reclassifications have been made to the prior years’ amounts to conform to the current year category presentation.
In addition to jewelry, the Company sells TIFFANY & CO. brand merchandise in the following categories: timepieces and clocks; sterling silver merchandise, including flatware, hollowware (tea and coffee services, bowls, cups and trays), trophies, key holders, picture frames and desk accessories; crystal, glassware, china and other tableware; custom engraved stationery; writing instruments; eyewear; leather goods and fashion accessories. Fragrance products are sold under the trademarks TIFFANY, PURE TIFFANY and TIFFANY FOR MEN. Tiffany also sells other brands of timepieces and tableware in its U.S. stores. None of these categories individually represents 10% or more of net sales.
ADVERTISING AND PROMOTION
The Registrant regularly advertises, primarily in newspapers and magazines, and periodically conducts product promotional events. In 2009, 2008 and 2007, the Registrant spent $159,891,000 (5.9% of net sales), $204,250,000 (7.2% of net sales) and $188,347,000 (6.4% of net sales) on worldwide advertising, which include costs for media, production, catalogs, Internet, promotional events and other related items. In 2009, the Company revised its definition of advertising and promotion to also include visual merchandising (i.e. in-store and window displays) and prior year amounts have been revised to conform to the current presentation.
PUBLIC AND MEDIA RELATIONS
Public and media relations activity is a significant aspect of the Registrant’s business. Management believes that Tiffany’s image is enhanced by a program of charity sponsorships, grants and merchandise donations. Donations are also made to The Tiffany & Co. Foundation, a private foundation organized to support 501(c)(3) charitable organizations with efforts concentrated in environmental conservation and support for the decorative arts. Tiffany also engages in a program of retail promotions and media activities to maintain consumer awareness of the Company and its products. Each year, Tiffany publishes its well-known Blue Book which showcases jewelry and other merchandise. The Registrant considers these and other promotional efforts important in maintaining Tiffany’s image.
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
TIFFANY & CO.

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
Tiffany actively pursues those who produce or sell counterfeit TIFFANY & CO. goods through civil action and cooperation with criminal law enforcement agencies. However, counterfeit TIFFANY & CO. goods remain available in many markets because it is not possible or cost-effective to fully address the problem. The cost of enforcement is expected to continue to rise. In recent years, there has been an increase in the availability of counterfeit goods, predominantly silver jewelry, in various markets by street vendors and small retailers and on the Internet. As Internet counterfeiting continues to become increasingly prolific, Tiffany has responded by engaging investigators and outside counsel to monitor the Internet and take various actions, including initiating civil proceedings against infringers and litigating through the Internet’s Uniform Dispute Resolution Policy, to stop infringing activity.
In July 2004, Tiffany initiated a civil proceeding against eBay, Inc. in the Federal District Court for the Southern District of New York, alleging direct and contributory trademark infringement, unfair competition, false advertising and trademark dilution. Tiffany sought damages and injunctive relief stemming from eBay’s alleged assistance and contribution to the offering for sale, advertising and promotion, in the U.S., of counterfeit TIFFANY jewelry and any other jewelry or merchandise which bears the TIFFANY trademark and is dilutive or confusingly similar to the TIFFANY trademarks. In November 2007, the case was tried as a bench trial and the Court found in favor of eBay. The Company appealed the decision in the Second Circuit and the parties presented their oral arguments to the Court in July 2009. The Company is awaiting the Court’s decision.
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
MATERIAL DESIGNER LICENSE
Tiffany has been the sole licensee for jewelry designed by Elsa Peretti since 1974. The designs of Ms. Peretti accounted for 10% of the Company’s net sales in 2009 and 11% in both 2008 and 2007. Ms. Peretti, age 69, retains ownership of copyrights for her designs and of her trademarks and exercises approval rights with respect to important aspects of the promotion, display, manufacture and merchandising of her designs. Tiffany is required by contract to devote a portion of its advertising budget to the promotion of her products and she is paid a royalty by Tiffany for jewelry and other items designed by her and sold under her name. A written agreement exists between Ms. Peretti and Tiffany, but it may be terminated by either party following six months notice to the other party. No arrangement is currently in place to continue the sale of designs following the death or disability of Ms. Peretti. Tiffany is the sole retail source for merchandise designed by Ms. Peretti worldwide; however, she has reserved by contract the right to appoint other distributors in markets outside the U.S., Canada, Japan, Singapore, Australia, Italy, the U.K., Switzerland and Germany. The Registrant’s operating results could be adversely affected were it to
TIFFANY & CO.

cease to be a licensee of Ms. Peretti or should its degree of exclusivity in respect of her designs be diminished.
MERCHANDISE PURCHASING, MANUFACTURING AND RAW MATERIALS
The Company’s manufacturing facilities produce approximately 60% of Tiffany merchandise sold. The balance, including almost all non-jewelry items, is purchased from third parties.
Tiffany produces jewelry and silver goods in Rhode Island and New York and silver hollowware in New Jersey. Other subsidiaries of the Company process, cut and polish diamonds at facilities outside the U.S.
The Company may increase the percentage of internally-manufactured jewelry in the future, but it is not expected that Tiffany will ever manufacture all of its needs. Factors considered by management in its decision to outsource manufacturing include product quality, gross margin, access to or mastery of various jewelry-making skills and technology, support for alternative capacity and the cost of capital investments.
Purchases of Polished Gemstones and Precious Metals. Gemstones and precious metals used in making Tiffany’s jewelry are purchased from a variety of sources. Most purchases are from suppliers with which Tiffany enjoys long-standing relationships.
The Company generally enters into purchase orders for fixed quantities with nearly all of its polished gemstone and precious metals vendors. These relationships may be terminated at any time by the Company without penalty; such termination would not discharge the Company’s obligations under unfulfilled purchase orders placed prior to the termination.
Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 48%, 46% and 47% of Tiffany’s net sales in 2009, 2008 and 2007. Products containing one or more diamonds of one carat or larger accounted for 11%, 10% and 11% of net sales in each of those years.
Tiffany purchases polished diamonds principally from nine key vendors. Were trade relations between Tiffany and one or more of these vendors to be disrupted, the Company’s sales could be adversely affected in the short term until alternative supply arrangements could be established. In 2008 and early 2009, the economic environment led to a reduction of retail and wholesale demand, and rough diamond prices and wholesale polished prices both declined accordingly. Through the second half of 2009 and into 2010, industry-wide demand for rough and polished wholesale diamonds has increased and prices have risen accordingly.
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
Purchases and Processing of Rough Diamonds. The Company has established diamond processing operations that purchase, sort, cut and/or polish rough diamonds for use by Tiffany.
TIFFANY & CO.

The Company now has such operations in Belgium, South Africa, Botswana, Namibia, China, Mauritius and Vietnam. Operations in South Africa, Botswana and Namibia are conducted through joint venture companies in which third parties own minority interests.
The Company has invested in the operations in South Africa, Botswana and Namibia in order to increase its opportunity to buy rough “conflict-free” diamonds (see “Conflict Diamonds” below) and may invest in additional opportunities that will potentially lead to additional sources of such diamonds. However, management does not foresee a shortage of conflict-free diamonds in the short term.
In 2009, approximately 70% of the polished diamonds acquired by Tiffany for use in jewelry were produced from rough diamonds purchased by the Company compared with 40% in both 2008 and 2007. The balance of Tiffany’s needs for polished diamonds were purchased from third parties (see above). The increase to 70% in 2009 primarily reflected a significant reduction of purchases of polished diamonds from third parties. Through purchasing rough diamonds, it is the Company’s intention to supply Tiffany’s needs for diamonds to as great an extent as possible.
In order to acquire rough diamonds, the Company must purchase mixed assortments of rough diamonds. It is thus necessary to purchase some rough diamonds that cannot be cut to meet Tiffany’s quality standards and that must be sold to third parties; such sales are reported in the Other non-reportable segment. To make such sales, the Company charges a market price and is, therefore, unable to earn any significant profit above its original cost. Sales of rough diamonds in the Other non-reportable segment have had and will continue to have the effect of reducing the Company’s overall gross margins.
The Company will, from time to time, secure supplies of diamonds by agreeing to purchase a defined portion of a mine’s output. Under such arrangements, management anticipates that it will purchase approximately $75,000,000 of rough diamonds in 2010. The Company will also purchase rough diamonds from other suppliers, although there are no contractual obligations to do so.
The DTC. The supply and price of rough and polished diamonds in the principal world markets have been and continue to be influenced by the DTC, an affiliate of the De Beers Group. Although the market share of the DTC has diminished, the DTC continues to supply a significant portion of the world market for rough, gem-quality diamonds. The DTC’s historical ability to control worldwide production has been significantly diminished due to changing policies in diamond-producing countries and revised contractual arrangements with third-party mine operators.
The DTC continues to exert influence on the demand for polished diamonds through advertising and marketing efforts and through the requirements it imposes on those (“sightholders”) who purchase rough diamonds from the DTC.
Worldwide Availability of Diamonds. The availability and price of diamonds to the DTC, Tiffany and Tiffany’s suppliers is dependent on the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. As a consequence of changes in the DTC sightholder system and increased demand in the retail diamond trade, diamond prices increased significantly in the years leading up to 2008. During 2008 and early 2009, as global demand for rough diamonds waned, diamond prices decreased but began to rise again in the latter part of 2009.
Sustained interruption in the supply of rough diamonds, an overabundance of supply or a substantial change in the marketing arrangements described above could adversely affect Tiffany
TIFFANY & CO.

and the retail jewelry industry as a whole. Changes in the marketing and advertising policies of the DTC and its direct purchasers could affect consumer demand for diamonds.
Conflict Diamonds. Media attention has been drawn to the issue of “conflict” or “blood” diamonds. These terms are used to refer to diamonds extracted from war-torn geographic regions and sold by rebel forces to fund insurrection. Allegations have also been made that trading in such diamonds supports terrorist activities. It is not considered possible to distinguish conflict diamonds from diamonds produced in other regions once they have been polished. Concerned participants in the diamond trade, including Tiffany and non-government organizations, such as the Council for Responsible Jewellery Practices, of which Tiffany is a member, seek to exclude such diamonds, which represent a small fraction of the world’s supply, from legitimate trade through an international system of certification and legislation. It is expected that such efforts will not substantially affect the supply of diamonds. Recently, events in Zimbabwe underscore that the aforementioned system does not control diamonds produced in state-sanctioned mines under poor working conditions. Tiffany has instructed its vendors to not purchase Zimbabwean-produced diamonds.
Manufactured Diamonds. Manufactured diamonds are produced in small quantities. Although significant questions remain as to the ability of producers to produce manufactured diamonds economically within a full range of sizes and natural diamond colors, and as to consumer acceptance of manufactured diamonds, manufactured diamonds may someday become a larger factor in the market. Should manufactured diamonds be offered in significant quantities, the supply of and price for natural diamonds may be affected.
Finished Jewelry. Finished jewelry is purchased from approximately 80 manufacturers, most of which have long-standing relationships with Tiffany. However, Tiffany does not enter into long-term supply arrangements with its finished goods vendors. Tiffany does enter into written blanket purchase order agreements with nearly all of its finished goods vendors. These relationships may be terminated at any time by Tiffany without penalty; such termination would not discharge Tiffany’s obligations under unfulfilled purchase orders placed prior to termination. The blanket purchase order agreements establish non-price terms by which Tiffany may purchase and by which vendors may sell finished goods to Tiffany. These terms include payment terms, shipping procedures, product quality requirements, merchandise specifications and vendor social responsibility requirements. Tiffany actively seeks alternative sources for its top-selling jewelry items to mitigate potential difficulty in finding readily available alternative suppliers in the short term. However, due to the craftsmanship involved in a small number of designs, Tiffany may have difficulty finding readily available alternative suppliers for those jewelry designs in the short term.
Watches. In 2007, the Company entered into a 20-year license and distribution agreement with The Swatch Group for the manufacture and distribution of TIFFANY & CO. brand watches. Under the agreement, the Swatch Group has incorporated a new watchmaking company in Switzerland for the design, engineering, manufacturing, marketing, distribution and service of TIFFANY & CO. brand watches. The new company is authorized to use certain trademarks owned by the Company and operate under the TIFFANY & CO. name. The distribution of TIFFANY & CO. watches will be made through the Swatch Group distribution network via Swatch Group affiliates, Swatch Group retail facilities and third-party distributors, as well as through TIFFANY & CO. stores, all of which commenced in late 2009. Watch sales by the Company constituted 1% of net sales in 2009 and 2% in 2008 and 2007.
TIFFANY & CO.

COMPETITION
The global jewelry industry is competitively fragmented. Tiffany & Co. encounters significant competition in all product lines. Some competitors specialize in just one area in which Tiffany is active. Many competitors have established worldwide, national or local reputations for style, quality, expertise and customer service similar to Tiffany and compete on the basis of that reputation. Other jewelers and retailers compete primarily through advertised price promotion, which has increased due to challenging economic conditions and decreased consumer demand. Tiffany competes on the basis of its reputation for high-quality products, brand recognition, customer service and distinctive value-priced merchandise and does not engage in price promotional advertising.
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
EMPLOYEES
As of January 31, 2010, the Registrant’s subsidiary corporations employed an aggregate of approximately 8,400 full-time and part-time persons. Of those employees, approximately 4,900 are employed in the United States.
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
TIFFANY & CO.

following “risk factors” are specific to the Registrant; these risk factors affect the likelihood that the Registrant will achieve the financial objectives and expectations communicated by management:
(i) Risk: that a continuation or worsening of challenging global economic conditions and related low levels of consumer confidence over a prolonged period of time could adversely affect the Registrant’s sales.
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
          Many of the Registrant’s competitors may continue to react to falling consumer confidence by reducing their retail prices; such reductions and/or inventory liquidations can have a short-term adverse effect on the Registrant’s sales.
          In addition, some observers believe that the short-term attractiveness of “luxury” goods may have waned in certain markets, such as Japan, thus reducing demand. This could adversely affect the Registrant’s sales and margins.
          Registrant has invested in and operates 20 stores in the Hong Kong, Macau and mainland China markets and anticipates significant further expansion. Some observers believe that the high levels of Chinese economic growth may be unsustainable. Should the Chinese economy experience an economic slowdown, the sales and profitability of its stores in this region could be affected.
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
(iii) Risk: that regional instability and conflict will disrupt tourist travel and local consumer spending.
          Unsettled regional and global conflicts or crises which result in military, terrorist or other conditions creating disruptions or disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions and local consumer spending where the Registrant operates retail stores could adversely affect the Registrant’s sales and profits.
TIFFANY & CO.

(iv) Risk: that foreign currencies will weaken against the U.S. dollar and require the Registrant to raise prices or shrink profit margins in locations outside of the U.S.
          The Registrant operates retail stores and boutiques in various countries outside of the U.S. and, as a result, is exposed to market risk from fluctuations in foreign currency exchange rates. In 2009, the Registrant’s sales in those countries represented approximately half of its net sales, of which Japan represented 19% of net sales. A substantial weakening of foreign currencies against the U.S. dollar would require the Registrant to raise its retail prices or reduce its profit margins in various locations outside of the U.S. Consumers in those markets may not accept significant price increases on the Registrant’s goods; thus there is a risk that a substantial weakening of foreign currencies will result in reduced sales or profit margins.
(v) Risk: that the current volatile global economy may have a material adverse effect on the Registrant’s liquidity and capital resources.
          The global economy and the credit and equity markets have undergone significant disruption in the past two years. A prolonged weakness in the economy, extending further than those included in management’s projections, could have an effect on the Registrant’s cost of borrowing, could diminish its ability to service or maintain existing financing and could make it more difficult for the Registrant to obtain additional financing or to refinance existing long-term obligations. In addition, increased disruption in the markets could lead to the failure of financial institutions. If any of the banks participating in the Registrant’s revolving credit facility were to declare bankruptcy, the Registrant would no longer have access to those committed funds.
          Any significant deterioration in the stock market could negatively affect the valuation of pension plan assets and result in increased minimum funding requirements.
(vi) Risk: that the Registrant will be unable to continue to offer merchandise designed by Elsa Peretti.
          The Registrant’s long-standing right to sell the jewelry designs of Elsa Peretti and use her trademarks is responsible for a substantial portion of the Registrant’s revenues. Merchandise designed by Ms. Peretti accounted for 10% of 2009 net sales. Tiffany has an exclusive license arrangement with Ms. Peretti; this arrangement is subject to royalty payments as well as other requirements. This license may be terminated by Tiffany or Ms. Peretti on six months notice, even in the case where no default has occurred. Also, no agreement has been made for the continued sale of the designs or use of the trademarks ELSA PERETTI following the death or disability of Ms. Peretti, who is now 69 years of age. Loss of this license would materially adversely affect the Registrant’s business through lost sales and profits.
(vii) Risk: that changes in prices of diamonds and precious metals or reduced supply availability might adversely affect the Registrant’s ability to produce and sell products at desired profit margins.
          Most of the Registrant’s jewelry and non-jewelry offerings are made with diamonds, gemstones and/or precious metals. Acquiring diamonds for the engagement business has, at times, been difficult because of supply limitations; Tiffany may not be able to maintain a comprehensive selection of diamonds in each retail location due to the broad assortment of sizes, colors, clarity grades and cuts demanded by customers. A significant change in the prices or supply of these commodities could adversely affect the Registrant’s business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial increase or decrease in the price or supply of raw materials and/or high-quality rough and polished diamonds within the
TIFFANY & CO.

quality grades, colors and sizes that customers demand could affect, negatively or positively, customer demand, sales and gross profit margins.
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
          In Japan, many of the retail locations are located in department stores. TIFFANY & CO. boutiques located in department stores in Japan represented 79% of net sales in Japan and 15% of consolidated net sales in 2009. In recent years, the Japanese department store industry has, in general, suffered declining sales and there is a risk that such financial difficulties will force further consolidations or store closings. Should one or more Japanese department store operators elect or be required to close one or more stores now housing a TIFFANY & CO. boutique, the Registrant’s sales and profits would be reduced while alternative premises were being obtained. The Registrant’s commercial relationships with department stores in Japan, and their abilities to continue as leading department store operators, have been and will continue to be substantial factors affecting the Registrant’s business in Japan.
(x) Risk: that the Registrant’s business is dependent upon the distinctive appeal of the TIFFANY & CO. brand.
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
TIFFANY & CO.

Item 1B.    Unresolved Staff Comments.
NONE
Item 2.      Properties.
The Registrant leases its various store premises (other than the New York Flagship store) under arrangements that generally range from three to 10 years. The following table provides information on the number of locations and square footage of Company-operated TIFFANY & CO. stores and boutiques as of January 31, 2010:

		Total Gross	Gross Retail	Average Gross
		Retail Square	Square	Retail Square
	Total Stores	Footage	Footage Range	Footage

Americas:
New York Flagship	1	42,000	42,000	42,000
Other stores	90	584,400	1,000 – 17,600	6,500
Asia-Pacific:
Tokyo Ginza	1	12,000	12,000	12,000
Other stores	101	242,800	700 – 7,700	2,400
Europe:
London Old Bond Street	1	22,400	22,400	22,400
Other stores	26	78,400	500 – 7,100	3,000

Total	220	982,000	500 – 42,000	4,500

NEW YORK FLAGSHIP STORE
The Company owns the building housing the New York Flagship store at 727 Fifth Avenue, which was designed to be a retail store for Tiffany and is well located for this function. Currently, approximately 42,000 gross square feet of this 124,000 square foot building are devoted to retail sales, with the balance devoted to administrative offices, certain product services, jewelry manufacturing and storage. Tiffany’s New York Flagship store accounts for a significant portion of the Company’s net sales and is the focal point for marketing and public relations efforts. Retail sales in the New York Flagship store represented 9%, 10% and 10% of total Company net sales in 2009, 2008 and 2007.
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
TIFFANY & CO.

LONDON OLD BOND STREET STORE
The Company completed a renovation and reconfiguration of the store on London’s Old Bond Street in 2006 which increased its gross square footage from 15,200 to 22,400. In October 2007, the Company sold the land and single-tenant building housing the TIFFANY & CO. store on London’s Old Bond Street and simultaneously entered into a 15-year lease expiring in 2022, with two 10-year renewal options.
RETAIL SERVICE CENTER
The Company’s Retail Service Center (“RSC”), located in Parsippany, New Jersey, comprises approximately 370,000 square feet. Approximately half of the building is devoted to office and computer operations and half to warehousing, shipping, receiving, light manufacturing, merchandise processing and other distribution functions. The RSC receives merchandise and replenishes retail stores. In September 2005, Tiffany sold the RSC and entered into a long-term lease which expires in 2025, subject to Tiffany’s option to renew for two 10-year periods. The Registrant believes that the RSC has been properly designed to handle worldwide distribution functions and that it is suitable for that purpose.
CUSTOMER FULFILLMENT CENTER
Tiffany leases the Company’s Customer Fulfillment Center (“CFC”) in Whippany, New Jersey. The CFC is approximately 266,000 square feet and is primarily used for warehousing merchandise and processing direct-to-customer orders. The lease expires in 2032 and the Company has the right to renew the lease for an additional 20-year term.
MANUFACTURING FACILITIES
Tiffany owns and operates manufacturing facilities in Cumberland, Rhode Island and Mount Vernon, New York. The facilities total approximately 122,000 square feet and are used for the manufacture of jewelry.
Tiffany leases an approximately 44,500 square foot manufacturing facility in Pelham, New York. The lease expires June 30, 2013.
The Company leases facilities in Belgium, South Africa, Botswana, Namibia, China and Mauritius, and owns a facility and leases land in Vietnam that sort, cut and/or polish rough diamonds for use by Tiffany. These facilities total approximately 467,000 square feet and the lease expiration dates range from 2010 to 2051.
Item 3.   Legal Proceedings.
The Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany’s business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of their intellectual property rights by Tiffany, litigation instituted by persons alleged to have been injured upon premises within the Registrant’s control and litigation with present and former employees and customers. Although litigation with present and former employees is routine and incidental to the conduct of Tiffany’s business, as well as for any
TIFFANY & CO.

business employing significant numbers of U.S.-based employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally-protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, the Registrant believes that litigation currently pending to which it or Tiffany is a party or to which its properties are subject will be resolved without any material adverse effect on the Registrant’s financial position, earnings or cash flows.
In 2004, both Tiffany and the landlord of Tiffany’s Customer Fulfillment Center (“River Park”) requested arbitration of a dispute concerning their respective obligations for completion of River Park’s site work. The arbitration has been concluded with an award requiring River Park to pay Tiffany damages in an immaterial amount.
See “Item 1. Business” under “TRADEMARKS” for disclosure on Tiffany and Company v. eBay, Inc.
Item 4.    Reserved.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Registrant’s Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for 2009 were:

	High	Low

First Quarter	$30.17	$16.70
Second Quarter	$31.31	$23.85
Third Quarter	$42.62	$29.06
Fourth Quarter	$47.02	$39.01

On March 23, 2010, the high and low selling prices quoted on such exchange were $48.18 and $47.21. On March 23, 2010, there were 14,626 holders of record of the Registrant’s Common Stock.
In consolidated trading, the high and low selling prices per share for shares of such Common Stock for 2008 were:

	High	Low

First Quarter	$45.69	$35.03
Second Quarter	$49.98	$35.44
Third Quarter	$45.80	$21.68
Fourth Quarter	$27.71	$16.75

It is the Registrant’s policy to pay a quarterly dividend on the Registrant’s Common Stock, subject to declaration by the Registrant’s Board of Directors. In 2009, a dividend of $0.17 per share of Common Stock was paid on April 10, 2009, July 10, 2009, October 12, 2009 and January 11, 2010. In 2008, a dividend of $0.15 per share of Common Stock was paid on April 10, 2008, and a
TIFFANY & CO.

dividend of $0.17 per share of Common Stock was paid on July 10, 2008, October 10, 2008 and January 12, 2009. On January 21, 2010, the Registrant announced an 18% increase in its regular quarterly dividend rate. This action increases the rate from $0.17 per share of Common Stock to a new rate of $0.20 per share of Common Stock, effective with the next payment on April 12, 2010.
In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Annual Report on Form 10-K, 9,182,805 shares of the Registrant’s Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered “affiliates” under the provisions of Rule 405 promulgated under the Securities Act of 1933.
The following table contains the Company’s repurchases of equity securities in the fourth quarter of 2009:
Issuer Purchases of Equity Securities

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares, (or
		(b) Average	Purchased as Part	Units) that May Yet
	(a) Total Number	Price Paid	of Publicly	Be Purchased
	of Shares (or	per Share	Announced Plans	Under the Plans or
Period	Units) Purchased	(or Unit)	or Programs	Programs

November 1, 2009 to November 30, 2009	—	—	—	$402,427,000

December 1, 2009 to December 31, 2009	—	—	—	$402,427,000

January 1, 2010 to January 31, 2010	11,200	$41.72	11,200	$401,960,000

TOTAL	11,200	$41.72	11,200	$401,960,000

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
During the third quarter of 2008, the Company announced that its Board of Directors had suspended share repurchases. In January 2010, the Company resumed repurchasing its shares of Common Stock on the open market.
TIFFANY & CO.

Item 6.     Selected Financial Data.
The following table sets forth selected financial data, certain of which have been derived from the Company’s consolidated financial statements for fiscal years 2005-2009:

(in thousands, except per share amounts,
percentages, ratios, retail locations and employees)	2009	2008	2007	2006	2005

EARNINGS DATA
Net sales	$2,709,704	$2,848,859	$2,927,751	$2,552,414	$2,309,245
Gross profit	1,530,219	1,646,442	1,651,501	1,468,990	1,317,685
Selling, general & administrative expenses	1,089,727	1,153,944	1,169,108	996,090	913,167
Net earnings from continuing operations	265,676	232,155	369,999	294,615	270,593
Net earnings	264,823	220,022	323,478	272,897	261,396
Net earnings from continuing operations
per diluted share	2.12	1.84	2.68	2.09	1.86
Net earnings per diluted share	2.11	1.74	2.34	1.94	1.80
Weighted-average number of diluted
common shares	125,383	126,410	138,140	140,841	145,578

BALANCE SHEET AND CASH FLOW DATA
Total assets	$3,488,360	$3,102,283	$3,000,904	$2,904,552	$2,817,344
Cash and cash equivalents	785,702	160,445	246,654	175,008	391,594
Inventories, net	1,427,855	1,601,236	1,372,397	1,249,613	1,071,374
Short-term borrowings and long-term
debt (including current portion)	754,049	708,804	453,137	518,462	471,676
Stockholders’ equity	1,883,239	1,588,371	1,716,115	1,863,937	1,870,985
Working capital	1,845,393	1,446,812	1,337,454	1,313,015	1,374,305
Cash flows from operating activities	687,199	142,270	406,055	255,060	275,326
Capital expenditures	75,403	154,409	184,266	165,419	143,436
Stockholders’ equity per share	14.91	12.83	13.54	13.72	13.13
Cash dividends paid per share	0.68	0.66	0.52	0.38	0.30

RATIO ANALYSIS AND OTHER DATA
As a percentage of net sales:
Gross profit	56.5%	57.8%	56.4%	57.6%	57.1%
Selling, general & administrative
expenses	40.2%	40.5%	39.9%	39.0%	39.5%
Net earnings from continuing operations	9.8%	8.1%	12.6%	11.5%	11.7%
Net earnings	9.8%	7.7%	11.0%	10.7%	11.3%
Capital expenditures	2.8%	5.4%	6.3%	6.5%	6.2%
Return on average assets	8.0%	7.2%	11.0%	9.5%	9.5%
Return on average stockholders’ equity	15.3%	13.3%	18.1%	14.6%	14.5%
Total debt-to-equity ratio	40.0%	44.6%	26.4%	27.8%	25.2%
Dividends as a percentage of net earnings	31.9%	37.4%	21.6%	19.3%	16.4%
Company-operated TIFFANY & CO.
stores and boutiques	220	206	184	167	154
Number of employees	8,400	9,000	8,800	8,700	8,100

All references to years relate to fiscal years that end on January 31 of the following calendar year. Prior year data has been restated to present IRIDESSE as a discontinued operation (see “Item 8. Financial Statements and Supplementary Data – Note C. Acquisitions & Dispositions”).
TIFFANY & CO.

NOTES TO SELECTED FINANCIAL DATA
Financial information for 2009 includes the following amounts, totaling $442,000 of net pre-tax income ($10,456,000 net after-tax income, or $0.08 per diluted share after tax):
•	$4,000,000 pre-tax expense related to the termination of a third-party management agreement;

•	$4,442,000 pre-tax income in connection with the assignment to an unrelated third party of the Tahera Diamond Corporation (“Tahera”) note receivable previously impaired in 2007; and

•	$11,220,000 income tax benefit associated with the settlement of certain tax audits and the expiration of statutory periods.
Financial information for 2008 includes the following amounts, totaling $121,143,000 of net pre-tax expense ($74,241,000 net after-tax expense, or $0.59 per diluted share after tax):
•	$97,839,000 pre-tax expense related to staffing reductions. These actions resulted in a reduction of approximately 10% of worldwide staffing;

•	$12,373,000 pre-tax impairment charge related to an investment in Target Resources plc;

•	$7,549,000 pre-tax charge due to the closing of IRIDESSE stores, included within discontinued operations; and

•	$3,382,000 pre-tax charge for the closing of a diamond polishing facility in Yellowknife, Northwest Territories.
Financial information for 2007 includes the following amounts, totaling $41,934,000 of net pre-tax expense ($12,667,000 net after-tax expense, or $0.09 per diluted share after tax):
•	$105,051,000 pre-tax gain related to the sale of the land and multi-tenant building housing a TIFFANY & CO. store in Tokyo’s Ginza shopping district;

•	$10,000,000 pre-tax contribution to The Tiffany & Co. Foundation funded with the proceeds from the Tokyo store transaction;

•	$54,260,000 pre-tax expense due to the sale of Little Switzerland, Inc., included within discontinued operations;

•	$47,981,000 pre-tax impairment charge on the note receivable from Tahera;

•	$19,212,000 pre-tax charge related to management’s decision to discontinue certain watch models as a result of the Company’s agreement with The Swatch Group, Ltd.; and

•	$15,532,000 pre-tax charge due to impairment losses associated with the Company’s IRIDESSE stores, included within discontinued operations.
Financial information for 2005 includes a $22,588,000 income tax benefit, or $0.16 per diluted share, related to the American Jobs Creation Act of 2004 which created a temporary incentive for U.S. companies to repatriate accumulated foreign earnings.
TIFFANY & CO.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes. All references to years relate to fiscal years that end on January 31 of the following calendar year.
KEY STRATEGIES
The Company’s key strategies are:
•	To selectively expand its global distribution without compromising the value of the TIFFANY & CO. trademark (the “Brand”).
     Management intends to expand distribution by adding stores in both new and existing markets. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the Brand, but believes that there are a significant number of locations remaining worldwide that meet the requirements of the Brand.
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
     Management’s long-term objective is to improve gross margin (gross profit as a percentage of net sales) through greater product manufacturing/sourcing efficiencies and increased use of distribution center capacity. Management also intends to improve the ratio of selling, general and administrative expenses to net sales by controlling expenses and enhancing productivity so that sales growth can generate a higher rate of earnings growth.
•	To enhance customer awareness.
     The Brand is the single most important asset of the Company and is inherent in consumer aspirations for the Brand. Management will continue to invest in marketing and public relations programs designed to increase customer awareness of the Brand and will continue to monitor the strength of the Brand through market research.
•	To maintain an active product development program.
     The Company continues to invest in product development in order to introduce new collections and add new and innovative products to existing lines.
TIFFANY & CO.

•	To maintain substantial control over product supply through direct diamond sourcing and internal jewelry manufacturing.
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
2009 SUMMARY
•	Worldwide net sales decreased 5% to $2,709,704,000 in 2009. Sales in most markets were affected by the global economic downturn that began in the latter half of 2008. Full year sales in the Americas declined in 2009 but increased in the fourth quarter. Full year sales in both Asia-Pacific and Europe increased in 2009.

•	Worldwide comparable store sales decreased 8% on a constant-exchange-rate basis (see “Non-GAAP Measures” below), consisting of a 14% decline in the Americas, a 3% decline in Asia-Pacific (due to a decline in Japan) and a 9% increase in Europe (due to growth in all countries). However, in the fourth quarter, worldwide comparable store sales on a constant-exchange-rate basis increased 8%, including increases of 10% in the Americas, 3% in Asia-Pacific and 14% in Europe.

•	The Company opened 14 TIFFANY & CO. retail locations, net of two closings, which increased its worldwide store base by 7% and its square footage by 5%.

•	A decline in operating expenses reflected the Company’s cost-saving initiatives announced at the end of 2008 that included significant reductions in staffing and marketing spending.

•	Net earnings increased 20% to $264,823,000 and net earnings per diluted share increased 21% to $2.11. Net earnings in 2009 and 2008 are not comparable due to several nonrecurring items recorded in those periods (see “Item 6. Selected Financial Data – Notes to Selected Financial Data” for a listing of those items). Excluding those nonrecurring items in both years, 2009 net earnings would have decreased 14% to $254,367,000 from $294,263,000 in 2008, and 2009 net earnings per diluted share would have decreased 13% to $2.03 from $2.33 in 2008.

•	In the first quarter of 2009, the Company secured $300,000,000 of additional long-term financing in order to refinance certain maturing debt and to provide for the Company’s long-term expansion plan. In the second quarter of 2009, the Company established a new $400,000,000 multi-bank, multi-currency revolving credit facility to replace an expiring facility.
TIFFANY & CO.

NON-GAAP MEASURES
The Company’s reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar.
The Company reports information in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Internally, management monitors its sales performance on a non-GAAP basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant-exchange-rate basis”). Management believes this constant-exchange-rate basis provides a more representative assessment of sales performance and provides better comparability between reporting periods.
The Company’s management does not, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The Company presents such non-GAAP financial measures in reporting its financial results to provide investors with an additional tool to evaluate the Company’s operating results. The following table reconciles sales percentage increases (decreases) from the GAAP to the non-GAAP basis versus the previous years:

	2009			2008
			Constant-			Constant-
	GAAP	Translation	Exchange-	GAAP	Translation	Exchange-
	Reported	Effect	Rate Basis	Reported	Effect	Rate Basis

Net Sales:
Worldwide	(5)%	—%	(5)%	(3)%	1%	(4)%
Americas	(11)	—	(11)	(10)	—	(10)
U.S.	(12)	—	(12)	(11)	—	(11)
Asia-Pacific	4	4	—	8	7	1
Japan	(4)	7	(11)	7	14	(7)
Other Asia-Pacific	18	(1)	19	10	(2)	12
Europe	10	(6)	16	17	(8)	25

Comparable Store Sales:
Worldwide	(7)%	1%	(8)%	(7)%	2%	(9)%
Americas	(14)	—	(14)	(14)	—	(14)
U.S.	(15)	—	(15)	(16)	—	(16)
Asia-Pacific	1	4	(3)	4	8	(4)
Japan	(4)	7	(11)	4	14	(10)
Other Asia-Pacific	8	—	8	3	(2)	5
Europe	3	(6)	9	1	(5)	6
TIFFANY & CO.

RESULTS OF OPERATIONS
Net Sales
Net sales were as follows:

				2009 vs. 2008	2008 vs. 2007
(in thousands)	2009	2008	2007	% Change	% Change

Americas	$1,410,845	$1,586,636	$1,759,868	(11)%	(10)%
Asia-Pacific	957,161	921,988	853,759	4	8
Europe	311,800	284,630	243,579	10	17
Other	29,898	55,605	70,545	(46)	(21)

	$2,709,704	$2,848,859	$2,927,751	(5)%	(3)%

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
Americas. Americas includes sales in TIFFANY & CO. stores in the U.S., Canada and Latin/South America, as well as sales of TIFFANY & CO. products in certain of those markets through business-to-business, Internet, catalog and wholesale operations.
The following table presents the Americas and its components as a percentage of worldwide net sales:

	2009	2008	2007

United States
New York Flagship store	9%	10%	10%
Branch stores	32	35	39
Internet and catalog	6	6	6
Business-to-business	1	1	2

Total United States	48	52	57
Canada and Latin/South America	4	4	3

	52%	56%	60%

In 2009, total sales in the Americas decreased $175,791,000, or 11%, primarily due to a decline in the average price per unit sold. This decrease included a 15%, or $184,439,000, decline in U.S. comparable store sales and an increase of $14,328,000 in U.S. non-comparable stores sales. The U.S. comparable store sales decline consisted of a 15% decrease in both the New York Flagship store and comparable branch store sales. During the year, the sales decline in the New York Flagship store and the entire U.S. reflected a decrease in sales to local customers and tourists. In 2009, the Company opened five stores in the Americas. Internet and catalog sales in the U.S. decreased $1,644,000, or 1%, in 2009, as increased orders were offset by a decrease in the
TIFFANY & CO.

average sales per order. The Company reduced its U.S. catalog mailings by approximately 35% in 2009 as the Company shifted resources toward e-mail communications to customers.
In 2008, total sales in the Americas decreased $173,232,000, or 10%, due to a decline in the number of units sold. This decrease included a 16%, or $220,999,000, decline in U.S. comparable store sales, partly offset by $58,065,000 of sales growth in U.S. non-comparable stores. The U.S. comparable store sales decline consisted of a 9% decrease in New York Flagship store sales and a 16% decline in comparable branch store sales. During the year, especially in the first half, the New York Flagship store benefited from increased sales to foreign tourists. In 2008, the Company opened six stores in the Americas. Internet and catalog sales in the U.S. decreased $18,655,000, or 10%, in 2008 due to a decrease in the number of orders shipped.
Asia-Pacific. Asia-Pacific includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet and wholesale operations.
The following table presents Asia-Pacific and its components as a percentage of worldwide net sales:

	2009	2008	2007

Japan	19%	19%	17%
Other Asia-Pacific	16	13	12

	35%	32%	29%

In 2009, total sales in Asia-Pacific increased $35,173,000, or 4%, due to an increase in the number of units sold. This increase included non-comparable store sales growth of $40,453,000. On a constant-exchange-rate basis, Asia-Pacific sales in 2009 remained unchanged from 2008, and comparable store sales decreased 3% due to an 11% decline in Japan partly offset by an 8% increase in other countries. In 2009, the Company opened eight stores and closed two stores in Asia-Pacific.
In 2008, total sales in Asia-Pacific increased $68,229,000, or 8%, due to an increase in the average sales amount per unit. This increase included comparable store sales growth of 4%, or $28,485,000, and non-comparable store sales growth of $33,178,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 1% in 2008, while comparable store sales decreased 4% due to a 10% decline in Japan partly offset by a 5% increase in other countries. In 2008, the Company opened 10 stores and closed one in Asia-Pacific.
Europe. Europe includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet and wholesale operations. Europe represented 12%, 10% and 8% of worldwide net sales in 2009, 2008 and 2007. The United Kingdom represents approximately half of European sales.
In 2009, total sales in Europe increased $27,170,000, or 10%, due to an increase in the number of units sold. This included non-comparable store sales growth of $28,029,000, partly offset by a $5,379,000 decline in wholesale distribution. On a constant-exchange-rate basis, sales in Europe increased 16% in 2009 and comparable store sales rose 9%, reflecting growth in all countries. In 2009, the Company opened three stores in Europe.
In 2008, total sales in Europe increased $41,051,000, or 17%, due to an increase in the number of units sold. This included non-comparable store sales growth of $34,910,000. On a constant-exchange-rate basis, sales in Europe increased 25% in 2008 and comparable store sales rose by
TIFFANY & CO.

6%, reflecting growth in the United Kingdom and most Continental European countries. In 2008, the Company opened seven stores in Europe.
Other. Other consists of all non-reportable segments, primarily wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs. In addition, Other includes earnings received from a third-party licensing agreement.
In 2009, Other sales declined $25,707,000, or 46%. In 2008, Other sales decreased $14,940,000, or 21%. The decrease in sales in 2009 and 2008 was attributed to lower wholesale sales of diamonds that were deemed not suitable for the Company’s needs.
Store Data. Gross square footage of Company-operated TIFFANY & CO. stores increased 5% to 982,000 in 2009, following a 9% increase to 935,000 in 2008. Sales per gross square foot generated by those stores were $2,404 in 2009, $2,603 in 2008 and $2,890 in 2007.
Gross Margin

	2009	2008	2007

Gross profit as a percentage of net sales	56.5%	57.8%	56.4%

Gross margin (gross profit as a percentage of net sales) declined 1.3 percentage points in 2009 and improved 1.4 percentage points in 2008. The decrease in 2009 was primarily due to higher product costs. The primary components of the increase in 2008 were: (i) a 0.7 percentage point improvement due to a $19,212,000 pre-tax charge in 2007 related to management’s decision to discontinue certain watch models; (ii) a 0.3 percentage point improvement due to decreased wholesale sales of diamonds; and (iii) the benefit from the Company’s precious metals hedging program.
Management periodically reviews and may adjust retail prices to address specific market conditions, product cost increases/decreases and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses is consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. The Company uses derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 8. Financial Statements and Supplementary Data – Note J. Hedging Instruments”).
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
Restructuring Charges
Beginning in the fourth quarter of 2008, management implemented various cost reduction initiatives, one of which was a reduction of approximately 10% of the Company’s total employee
TIFFANY & CO.

base, primarily in the U.S. Management made these reductions to more closely align staffing with the anticipated sales levels. Accordingly, in 2008, the Company recorded a pre-tax charge of $97,839,000. This charge included $63,005,000 related to pension and postretirement medical benefits, $33,166,000 related to severance costs and $1,668,000 primarily related to stock-based compensation (see “Item 8. Financial Statements and Supplementary Data – Note D. Restructuring Charges”).
Selling, General and Administrative (“SG&A”) Expenses

	2009	2008	2007

SG&A expenses as a percentage of net sales	40.2%	40.5%	39.9%

SG&A expenses decreased $64,217,000, or 6%, in 2009 and $15,164,000, or 1%, in 2008. SG&A expenses in those years are not comparable due to several nonrecurring charges recorded in those periods.
SG&A expenses in 2009 included $442,000 of income from the following nonrecurring items:
•	$4,442,000 of income received in connection with the assignment of the Tahera Diamond Corporation (“Tahera”) commitments and liens to an unrelated third party (see “Item 8. Financial Statements and Supplementary Data – Note L. Commitments and Contingencies”); and

•	$4,000,000 charge to terminate a third-party management agreement (see “Item 8. Financial Statements and Supplementary Data – Note C. Acquisitions & Dispositions”).
SG&A expenses in 2008 included $14,444,000 of expense from the following nonrecurring items:
•	$11,062,000 impairment charge on the investment in Target Resources plc (“Target”) (see “Item 8. Financial Statements and Supplementary Data – Note L. Commitments and Contingencies”); and

•	$3,382,000 charge for the closing of a diamond polishing facility in Yellowknife, Northwest Territories (see “Item 8. Financial Statements and Supplementary Data – Note C. Acquisitions & Dispositions”).
SG&A expenses in 2007 included $57,981,000 of expense from the following nonrecurring items:
•	$47,981,000 impairment charge on the note receivable from Tahera (see “Item 8. Financial Statements and Supplementary Data – Note L. Commitments and Contingencies”); and

•	$10,000,000 contribution to the Tiffany & Co. Foundation, a private charitable foundation. The contribution was made from proceeds received from the sale-leaseback of the land and multi-tenant building housing a TIFFANY & CO. store in Tokyo’s Ginza shopping district.
Excluding the nonrecurring items noted above, SG&A expenses in 2009 and 2008 would have been $1,090,169,000 and $1,139,500,000. This decrease of $49,331,000, or 4%, in 2009 was due to decreased labor and benefits costs of $37,489,000 as a result of staff reductions, and decreased marketing expenses of $44,359,000, partly offset by a $28,716,000 increase in management incentive and stock-based compensation. Excluding the nonrecurring items noted
TIFFANY & CO.

above, SG&A expenses as a percentage of net sales would have been 40.2% and 40.0% in 2009 and 2008.
Excluding the nonrecurring items noted above, SG&A expenses in 2008 and 2007 would have been $1,139,500,000 and $1,111,127,000. This increase of $28,373,000, or 3%, in 2008 is primarily due to increased depreciation and store occupancy expenses of $25,338,000 and labor and benefit costs of $18,781,000, both of which were largely due to new and existing stores, as well as an increase of $15,903,000 in marketing expenses, partly offset by a $37,056,000 decrease in management incentive and stock-based compensation. Excluding the nonrecurring items noted above, SG&A expenses as a percentage of net sales would have been 40.0% and 38.0% in 2008 and 2007. This 2.0 percentage points increase is due to the decline in sales in 2008 and the related sales de-leveraging effect on fixed costs.
The Company’s SG&A expenses are largely fixed in nature. Variable costs (which include items such as variable store rent, sales commissions and fees paid to credit card companies) represent approximately one-fifth of total SG&A expenses.
Earnings from Continuing Operations

		% of		% of		% of
(in thousands)	2009	Sales*	2008	Sales*	2007	Sales*

Earnings (losses) from continuing operations:
Americas	$273,778	19.4%	$317,964	20.0%	$395,011	22.4%
Asia-Pacific	242,547	25.3	233,958	25.4	227,117	26.6
Europe	64,271	20.6	58,725	20.6	57,385	23.6
Other	(10,881)	(36.4)	(5,198)	(9.3)	(2,920)	(4.1)

	569,715		605,449		676,593
Unallocated corporate expenses	(129,665)	(4.8)%	(101,889)	(3.6)%	(127,007)	(4.3)%
Restructuring charges	—		(97,839)		—
Other operating income	4,442		—		105,051
Other operating expenses	(4,000)		(11,062)		(67,193)

Earnings from continuing operations	$440,492	16.3%	$394,659	13.9%	$587,444	20.1%

*Percentages represent earnings (losses) from continuing operations as a percentage of each segment’s net sales.
Earnings from continuing operations increased 12% in 2009. On a segment basis, the ratio of earnings (losses) from continuing operations to each segment’s net sales in 2009 compared with 2008 was as follows:
•	Americas – the ratio decreased 0.6 percentage point primarily due to a decline in gross margin due to higher product costs, partly offset by decreased labor and marketing expenses as a result of the cost savings initiatives implemented at the end of 2008;

•	Asia-Pacific – the ratio decreased 0.1 percentage point due to a decline in gross margin due to higher product costs, partly offset by decreased operating expenses attributed to the cost savings initiatives;

•	Europe – the ratio remained unchanged from the prior year due to a decline in gross margin due to higher product costs, offset by operating expense leverage; and
TIFFANY & CO.

•	Other – the ratio decreased 27.1 percentage points due to lower wholesale sales of diamonds and the write-down of wholesale diamond inventory.
Earnings from continuing operations decreased 33% in 2008. On a segment basis, the ratio of earnings (losses) from continuing operations to each segment’s net sales in 2008 compared with 2007 was as follows:
•	Americas – the ratio decreased 2.4 percentage points. While there was a decline in SG&A expenses tied to reduced management incentive compensation, overall profitability declined due to the sales shortfall;

•	Asia-Pacific – the ratio decreased 1.2 percentage points primarily due to a decline in gross margin due to a shift in product sales mix, and increased operating expenses related to new store openings;

•	Europe – the ratio decreased 3.0 percentage points primarily due to increased operating expenses related to new store openings; and

•	Other – the ratio decreased 5.2 percentage points primarily due to the $3,382,000 charge related to the loss on disposal of fixed assets and severance costs associated with the closing of a diamond polishing facility located in Yellowknife, Northwest Territories (see “Item 8. Financial Statements and Supplementary Data – Note C. Acquisitions & Dispositions”).
Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Unallocated corporate expenses increased in 2009 and decreased in 2008 primarily due to changes in management incentive and stock-based compensation. In addition, unallocated corporate expenses in 2007 included a $10,000,000 contribution to The Tiffany & Co. Foundation.
Restructuring charges represents a $97,839,000 pre-tax charge associated with the Company’s staff reduction initiatives (see “Item 8. Financial Statements and Supplementary Data – Note D. Restructuring Charges”).
Other operating income in 2009 represents $4,442,000 of income received in connection with the assignment of the Tahera commitments and liens to an unrelated third party (see “Item 8. Financial Statements and Supplementary Data – Note L. Commitments and Contingencies”). Other operating income in 2007 represents the $105,051,000 pre-tax gain on the sale-leaseback of the land and multi-tenant building housing a TIFFANY & CO. store in Tokyo’s Ginza shopping district.
Other operating expenses in 2009 represents $4,000,000 paid to terminate a third-party management agreement (see “Item 8. Financial Statements and Supplementary Data – Note C. Acquisitions & Dispositions”). Other operating expenses in 2008 represents an $11,062,000 pre-tax impairment charge related to the Company’s investment in Target (see “Item 8. Financial Statements and Supplementary Data – Note L. Commitments and Contingencies”). Other operating expenses in 2007 include the $47,981,000 pre-tax impairment charge on the note receivable from Tahera (see “Item 8. Financial Statements and Supplementary Data – Note L. Commitments and Contingencies”) and the $19,212,000 pre-tax charge related to management’s decision to discontinue certain watch models.
TIFFANY & CO.

Interest Expense and Financing Costs
Interest expense increased $26,064,000 in 2009 and $4,271,000 in 2008 due to increased long-term borrowings.
Other Income, Net
Other income, net includes interest income, gains/losses on investment activities and foreign currency transactions. Other income, net increased $4,446,000 in 2009, as 2008 included a $4,300,000 charge related to the unrealized gains and interest receivable associated with interest rate swaps that the Company determined were impaired (see “Item 8. Financial Statements and Supplementary Data – Note J. Hedging Instruments”). Other income, net decreased $16,516,000 in 2008 primarily due to (i) a $5,673,000 change in foreign currency gains/losses associated with the settlement of foreign payables, (ii) the above-mentioned $4,300,000 charge and (iii) a decline in interest income.
Provision for Income Taxes
The effective income tax rate was 31.9% in 2009, compared with 36.5% in 2008 and 36.1% in 2007. The lower effective income tax rate in 2009 was primarily due to favorable reserve adjustments of $11,220,000 during the year associated with the settlement of certain tax audits and the expiration of statutory periods.
Net Loss from Discontinued Operations
In the fourth quarter of 2008, management committed to a plan to close all IRIDESSE stores. All stores were closed in 2009. The results of the IRIDESSE business have been recorded in discontinued operations. The pre-tax net loss from discontinued operations related to the Company’s IRIDESSE business was $6,103,000 in 2009 and $19,683,000 in 2008 (see “Item 8. Financial Statements and Supplementary Data – Note C. Acquisitions & Dispositions”).
The Company sold Little Switzerland, Inc. in 2007 for net proceeds of $32,870,000 and recorded in discontinued operations a $54,260,000 pre-tax impairment charge ($22,602,000 after tax) due to the sale. In 2009, the Company received additional proceeds of $3,650,000 and recorded a pre-tax gain of $3,289,000 in settlement of post-closing adjustments (see “Item 8. Financial Statements and Supplementary Data – Note C. Acquisitions & Dispositions”).
2010 Outlook
Management’s outlook is based on the following assumptions, which may or may not prove valid, and which should be read in conjunction with “Item 1A. Risk Factors” on page K-14:
•	A worldwide net sales increase of approximately 11%. By region, sales are expected to increase by a low double-digit percentage in the Americas, a high single-digit percentage in Asia-Pacific (including a low single-digit percentage decline in Japan and at least 20% growth elsewhere) and a mid-teens percentage in Europe. Other sales are expected to decline 5%.

•	The opening of 17 new Company-operated stores (six in the Americas, eight in Asia-Pacific and three in Europe).

•	An increase in operating margin primarily due to a higher gross margin as well as a modest improvement in the ratio of SG&A expenses to net sales.
TIFFANY & CO.

•	Interest and other expenses, net of approximately $50,000,000.

•	An effective income tax rate of approximately 35%.

•	Net earnings from continuing operations per diluted share of $2.45 – $2.50.

•	A high single-digit percentage increase in net inventories.

•	Capital expenditures of approximately $200,000,000.
LIQUIDITY AND CAPITAL RESOURCES
Management took the following steps to address the economic downturn in 2008 and 2009. First, management reduced costs to better align expenses with expected sales. Second, the Company secured $400,000,000 of long-term debt since December 2008 to: (i) refinance debt obligations that came due during the year; (ii) use the funds for general corporate purposes; and (iii) provide financial flexibility in the event that disruptions in the economy or credit markets were to continue or worsen.
In July 2009, the Company entered into a new $400,000,000 multi-bank, multi-currency, committed unsecured revolving credit facility (“Credit Facility”), and may request to increase the commitments up to $500,000,000. The Credit Facility replaced the Company’s previous $450,000,000 revolving credit facility. The Credit Facility is available for working capital and other corporate purposes. There was $22,842,000 outstanding under the Credit Facility at January 31, 2010. The weighted average interest rate at January 31, 2010 was 2.71%. The Credit Facility will expire in July 2012.
Over the long term, the Company manages its cash and capital structure to maximize shareholder return, maintain a strong financial position and provide flexibility for future strategic initiatives. Management continuously assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments. Management believes that the proceeds from the debt financing that the Company recently issued, other cash on hand, internally-generated cash flows and the funds available under its revolving Credit Facility are sufficient to support the Company’s liquidity and capital requirements for the foreseeable future. Management is currently evaluating whether to refinance some or all of the $206,815,000 of long-term debt coming due in 2010.
The following table summarizes cash flows from operating, investing and financing activities:

(in thousands)	2009	2008	2007

Net cash provided by (used in):
Operating activities	$687,199	$142,270	$406,055
Investing activities	(80,893)	(161,690)	336,512
Financing activities	10,538	(39,708)	(664,408)
Effect of exchange rates on cash and cash equivalents	14,300	(18,035)	15,610
Net cash used in discontinued operations	(5,887)	(9,046)	(23,618)

Net increase (decrease) in cash and cash equivalents	$625,257	$(86,209)	$70,151

TIFFANY & CO.

Operating Activities
The Company had net cash inflows from operating activities of $687,199,000 in 2009, $142,270,000 in 2008 and $406,055,000 in 2007. The increase in 2009 from 2008 primarily resulted from a decrease in inventories and, to a lesser extent, lower income tax payments. The decrease in 2008 from 2007 primarily resulted from increased income tax payments largely associated with the sale-leasebacks of TIFFANY & CO. stores in Tokyo’s Ginza shopping district and on London’s Old Bond Street and increased inventory purchases.
Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,845,393,000 and 4.1 at January 31, 2010, compared with $1,446,812,000 and 3.4 at January 31, 2009.
Accounts receivable, less allowances, at January 31, 2010 were 3% lower than January 31, 2009. Changes in foreign currency exchange rates had an insignificant effect on the change in accounts receivable. On a 12-month rolling basis, accounts receivable turnover was 18 times in 2009 and 17 times in 2008.
Inventories, net at January 31, 2010 were 11% lower than January 31, 2009 due to a reduction in finished goods inventories, consistent with management’s objective, as well as higher than expected sales in the fourth quarter. Changes in foreign currency exchange rates had an insignificant effect on the change in inventories, net.
Investing Activities
The Company had net cash outflows from investing activities of $80,893,000 in 2009, and $161,690,000 in 2008 and a net cash inflow of $336,512,000 in 2007. The decreased outflow in 2009 was primarily due to a decline in capital expenditures. Investing activities in 2007 included proceeds from the sale of assets.
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
TIFFANY & CO.

Capital Expenditures. Capital expenditures were $75,403,000 in 2009, $154,409,000 in 2008 and $184,266,000 in 2007, representing 3%, 5% and 6% of net sales in those respective years. The decrease in 2009 reflected a moderated rate of store openings and other cost containment. In all three years, expenditures were primarily related to the opening, renovation and expansion of stores and distribution facilities and ongoing investments in new systems.
Marketable Securities. The Company invests excess cash in short-term investments and marketable securities. The Company had (net purchases of) or net proceeds from investments in marketable securities and short-term investments of ($13,433,000), ($1,543,000) and $13,182,000 during 2009, 2008 and 2007.
Financing Activities
The Company had a net cash inflow from financing activities of $10,538,000 in 2009 and net cash outflows of $39,708,000 in 2008 and $664,408,000 in 2007. Year-over-year changes in cash flows from financing activities are largely driven by share repurchase activity and borrowings.
Dividends. The cash dividend on the Company’s Common Stock was maintained in 2009, following an increase in 2008 and two increases in 2007. The Company’s Board of Directors declared quarterly dividends which, on an annual basis, totaled $0.68, $0.66 and $0.52 per common share in 2009, 2008 and 2007. Cash dividends paid were $84,579,000 in 2009, $82,258,000 in 2008 and $69,921,000 in 2007. The dividend payout ratio (dividends as a percentage of net earnings) was 32% in 2009, 37% in 2008 and 22% in 2007.
Share Repurchases. In January 2008, the Company’s Board of Directors amended the existing share repurchase program to extend the expiration date of the program to January 2011 and to authorize the repurchase of up to an additional $500,000,000 of the Company’s Common Stock. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions.
The Company’s share repurchase activity was as follows:

(in thousands, except per share amounts)	2009	2008	2007

Cost of repurchases	$467	$218,379	$574,608

Shares repurchased and retired	11	5,375	12,374

Average cost per share	$41.72	$40.63	$46.44
The Company suspended share repurchases during the third quarter of 2008 in order to conserve cash. In January 2010, the Company resumed repurchasing its shares of Common Stock on the open market. At January 31, 2010, there remained $401,960,000 of authorization for future repurchases. At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements.
TIFFANY & CO.

Recent Borrowings. The Company had net repayments of or net proceeds from short-term and long-term borrowings as follows:

(in thousands)	2009	2008	2007

(Repayment of) proceeds from credit facility borrowings, net	$(126,811)	$103,976	$(75,147)

Short-term borrowings:
Proceeds from issuance	—	116,001	—
Repayments	(93,000)	(25,473)	—

Net (repayments of) proceeds from short-term borrowings	(93,000)	90,528	—

Long-term borrowings:
Proceeds from issuance	300,000	100,000	—
Repayments	(40,000)	(73,483)	(32,301)

Net proceeds from (repayments of) long-term borrowings	260,000	26,517	(32,301)

Net (repayments of) proceeds from total borrowings	$40,189	$221,021	$(107,448)

As discussed above, in July 2009, the Company entered into a new $400,000,000 revolving Credit Facility. Borrowings may currently be made from nine participating banks and are at interest rates based upon local currency borrowing rates plus a margin based on the Company’s leverage ratio.
Proceeds from the issuances of long-term debt and short-term borrowings were used to refinance existing indebtedness and for general corporate purposes. The issuances of long-term borrowings during 2009 have maturity dates that range from 2017 to 2019 with interest rates of 10.00%. The issuance of long-term borrowings during 2008 has a maturity date of 2015 with an interest rate of 9.05% (see “Item 8. Financial Statements and Supplementary Data – Note I. Debt” for additional details regarding recent borrowings).
The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 40% and 45% at January 31, 2010 and 2009.
At January 31, 2010, the Company was in compliance with all debt covenants.
Purchase of Noncontrolling Interests. In October 2009, the Company acquired all noncontrolling interests in two majority-owned entities that indirectly engage in diamond sourcing and polishing operations through majority-owned subsidiaries in South Africa and Botswana, respectively, for total consideration of $18,000,000, of which $11,000,000 was paid upon closing of the transaction and the remaining $7,000,000 will be paid on or before August 1, 2010.
TIFFANY & CO.

Contractual Cash Obligations and Commercial Commitments
The following is a summary of the Company’s contractual cash obligations at January 31, 2010:

(in thousands)	Total	2010	2011-2012	2013-2014	Thereafter

Unrecorded contractual obligations:
Operating leases	$1,018,226	$133,867	$230,971	$180,433	$472,955
Inventory purchase obligations [a]	291,322	122,322	114,000	55,000	—
Interest on debt [b]	313,165	51,592	84,318	78,100	99,155
Construction-in-progress	17,857	17,857	—	—	—
Non-inventory purchase obligations	4,552	4,552	—	—	—
Other contractual obligations [c]	29,649	24,098	2,512	2,039	1,000
Recorded contractual obligations:
Short-term borrowings	27,642	27,642	—	—	—
Long-term debt	726,407	206,815	118,610	—	400,982

	$2,428,820	$588,745	$550,411	$315,572	$974,092

a)	The Company will, from time to time, secure supplies of diamonds by agreeing to purchase a defined portion of a mine’s output. Inventory purchase obligations associated with these agreements have been estimated for 2010 and included in this table. Purchases beyond 2010 that are contingent upon mine production have been excluded as they cannot be reasonably estimated.
b)	Excludes interest payments on amounts outstanding under available lines of credit, as the outstanding amounts fluctuate based on the Company’s working capital needs. Variable-rate interest payments were estimated based on rates at January 31, 2010. Actual payments will differ based on changes in interest rates.
c)	Other contractual obligations consist primarily of royalty commitments and the remaining consideration to be paid for the purchase of noncontrolling interests (see “Purchase of Noncontrolling Interests” above).
The summary above does not include the following items:
•	Cash contributions to the Company’s pension plan and cash payments for other postretirement obligations. The Company plans to contribute approximately $40,000,000 to the pension plan in 2010. However, this expectation is subject to change if actual asset performance is different than the assumed long-term rate of return on pension plan assets. The Company estimates cash payments for postretirement health-care and life insurance benefit obligations to be $2,297,000 in 2010.

•	Unrecognized tax benefits at January 31, 2010 of $32,226,000 and accrued interest and penalties of $3,305,000. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Ongoing audits are in various stages of completion and, while the Company does not anticipate any material changes in unrecognized income tax benefits over the next 12 months, future developments in the audit process may result in a change in these assessments.
TIFFANY & CO.

The following is a summary of the Company’s outstanding borrowings and available capacity under the Credit Facility and other lines of credit at January 31, 2010:

	Total	Borrowings	Available
(in thousands)	Capacity	Outstanding	Capacity

Credit Facility*	$400,000	$22,842	$377,158
Other lines of credit	20,000	4,800	15,200

	$420,000	$27,642	$392,358

*This facility matures in July 2012 and the Company may request to increase the capacity up to $500,000,000.
In addition, the Company had letters of credit and financial guarantees of $19,081,000 at January 31, 2010, of which $16,265,000 expires within one year.
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
Inventory. The Company writes down its inventory for discontinued and slow-moving products. This write-down is equal to the difference between the cost of inventory and its estimated market value, and is based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs might be required. The Company has not made any material changes in the accounting methodology used to establish its reserve for discontinued and slow-moving products during the past three years. At January 31, 2010, a 10% change in the reserve for discontinued and slow-moving products would have resulted in a change of $4,623,000 in inventory and cost of sales. The Company’s inventories are valued using the average cost method. Fluctuation in inventory levels, along with the costs of raw materials, could affect the carrying value of the Company’s inventory.
Long-lived assets. The Company’s long-lived assets are primarily property, plant and equipment. The Company reviews its long-lived assets for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset
TIFFANY & CO.

is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company recorded impairment charges of $15,532,000 in 2007, which have been included in discontinued operations. The Company did not record any material impairment charges in 2009 or 2008 (see “Item 8. Financial Statements and Supplementary Data – Note B. Summary of Significant Accounting Policies and Note C. Acquisitions & Dispositions”).
Goodwill. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed. The evaluation, based upon discounted cash flows, requires management to estimate future cash flows, growth rates and economic and market conditions. The 2009, 2008 and 2007 evaluations resulted in no impairment charges.
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
Foreign and domestic tax authorities periodically audit the Company’s income tax returns. These audits often examine and test the factual and legal basis for positions the Company has taken in its tax filings with respect to its tax liabilities, including the timing and amount of deductions and the allocation of income among various tax jurisdictions (“tax filing positions”). Management believes that its tax filing positions are reasonable and legally supportable. However, in specific cases, various tax authorities may take a contrary position. In evaluating the exposures associated with the Company’s various tax filing positions, management records reserves using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken. Earnings could be affected to the extent the Company prevails in matters for which reserves have been established or is required to pay amounts in excess of established reserves.
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
The Company used discount rates of 7.25% and 7.50% to determine its 2009 pension expense for all U.S. plans and 7.25% to determine its 2009 postretirement expense. Holding all other assumptions constant, a 0.5% increase in the discount rate would have decreased 2009 pension and postretirement expenses by $1,454,000 and $180,000. A decrease of 0.5% in the discount rate would have increased the 2009 pension and postretirement expenses by $2,777,000 and $189,000. The discount rate is subject to change each year, consistent with changes in the yield on applicable high-quality, long-term corporate bonds. Management selects a discount rate at which pension and postretirement benefits could be effectively settled based on (i) an analysis of
TIFFANY & CO.

expected benefit payments attributable to current employment service and (ii) appropriate yields related to such cash flows.
The Company used an expected long-term rate of return of 7.50% to determine its 2009 pension expense. Holding all other assumptions constant, a 0.5% change in the long-term rate of return would have changed the 2009 pension expense by $973,000. The expected long-term rate of return on pension plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan’s current asset mix, investment strategy and the historical performance of plan assets.
For postretirement benefit measurement purposes, an 8.00% annual rate of increase in the per capita cost of covered health care was assumed for 2010. The rate was assumed to decrease gradually to 5.00% by 2016 and remain at that level thereafter. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the aggregate service and interest cost components of the 2009 postretirement expense.
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
Foreign Currency Risk
The Company’s Japanese subsidiary satisfies nearly all of its inventory requirements by purchasing merchandise, payable in U.S. dollars, from the Company’s principal subsidiary. To minimize the potentially negative effect of a significant strengthening of the U.S. dollar against the Japanese yen, the Company purchases put option contracts as hedges of forecasted purchases of merchandise over a maximum term of 12 months. The fair value of put option contracts is sensitive to changes in yen exchange rates. If the market yen exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option to expire, limiting its loss to the cost of the put option contract. The cost of outstanding put option contracts at January 31, 2010 and 2009 was $1,184,000 and $3,320,000. At January 31, 2010 and 2009, the fair value of outstanding put option contracts was $934,000 and $920,000. At January 31, 2010, a 10% appreciation in yen exchange rates (i.e. a strengthening yen) from the prevailing market rates would have resulted in a fair value of approximately $200,000. At January 31, 2010, a 10% depreciation in yen exchange rates (i.e. a weakening yen) from the prevailing market rates would have resulted in a fair value of approximately $3,000,000.
The Company also uses foreign exchange forward contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities and intercompany transactions between entities with differing functional currencies. Gains or losses on these foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. The term of all outstanding foreign exchange forward contracts as of January 31, 2010 ranged from one to 10 months. At January 31, 2010 and 2009, the fair value of the Company’s outstanding foreign exchange forward contracts was ($781,000) and $3,938,000. At January 31, 2010, a 10% appreciation in the hedged foreign exchange rates from the prevailing market rates would have resulted in a fair value of approximately $9,000,000. At January 31, 2010, a 10% depreciation in the hedged foreign exchange rates from the prevailing market rates would have resulted in a fair value of approximately ($11,000,000).
Precious Metal Price Risk
The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metals prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 13 months. The fair value of the outstanding precious metal derivative instruments was $1,720,000 and ($6,637,000) at January 31, 2010 and 2009. In
TIFFANY & CO.

2008, the Company experienced an unrealized loss on its hedging instruments due to sharp declines in the price of precious metals subsequent to the period in which the precious metal collars were entered into. At January 31, 2010, a 10% appreciation in precious metal prices from the prevailing market rates would have resulted in a fair value of approximately $3,000,000. At January 31, 2010, a 10% depreciation in precious metal prices from the prevailing market rates would have resulted in a fair value of approximately $60,000.
Interest Rate Risk
In the second quarter of 2009, the Company entered into interest rate swap agreements to effectively convert certain fixed rate debt obligations to floating rate obligations. Additionally, since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swap agreements serve as a hedge to changes in the fair value of these debt instruments. The Company is hedging its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The fair value of the outstanding interest rate swap agreements was $1,996,000 at January 31, 2010. A 100 basis point increase in interest rates at January 31, 2010 would have resulted in a fair value of approximately ($4,500,000). A 100 basis point decrease in interest rates at January 31, 2010 would have resulted in a fair value of approximately $9,500,000.
TIFFANY & CO.

Item 8.    Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Tiffany & Co.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders’ equity and comprehensive earnings, and of cash flows present fairly, in all material respects, the financial position of Tiffany & Co. and its subsidiaries (the “Company”) at January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 30, 2010
TIFFANY & CO.

CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share amounts)	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$785,702	$160,445
Accounts receivable, less allowances of $12,892 and $9,934	158,706	164,447
Inventories, net	1,427,855	1,601,236
Deferred income taxes	6,651	13,640
Prepaid expenses and other current assets	66,752	108,966

Total current assets	2,445,666	2,048,734

Property, plant and equipment, net	685,101	741,048
Deferred income taxes	183,825	166,517
Other assets, net	173,768	145,984

	$3,488,360	$3,102,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$27,642	$242,966
Current portion of long-term debt	206,815	40,426
Accounts payable and accrued liabilities	231,913	223,566
Income taxes payable	67,513	27,653
Merchandise and other customer credits	66,390	67,311

Total current liabilities	600,273	601,922

Long-term debt	519,592	425,412
Pension/postretirement benefit obligations	219,276	200,603
Deferred gains on sale-leasebacks	128,649	133,641
Other long-term liabilities	137,331	152,334

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 126,326 and 123,844	1,263	1,238
Additional paid-in capital	764,132	687,267
Retained earnings	1,151,109	971,299
Accumulated other comprehensive loss, net of tax	(33,265)	(71,433)

Total stockholders’ equity	1,883,239	1,588,371

	$3,488,360	$3,102,283

  See notes to consolidated financial statements.
TIFFANY & CO.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended January 31,
(in thousands, except per share amounts)	2010	2009	2008

Net sales	$2,709,704	$2,848,859	$2,927,751

Cost of sales	1,179,485	1,202,417	1,276,250

Gross profit	1,530,219	1,646,442	1,651,501

Other operating income	—	—	105,051

Restructuring charges	—	97,839	—

Selling, general and administrative expenses	1,089,727	1,153,944	1,169,108

Earnings from continuing operations	440,492	394,659	587,444

Interest expense and financing costs	55,041	28,977	24,706

Other income, net	4,523	77	16,593

Earnings from continuing operations before income taxes	389,974	365,759	579,331

Provision for income taxes	124,298	133,604	209,332

Net earnings from continuing operations	265,676	232,155	369,999

Net loss from discontinued operations	853	12,133	46,521

Net earnings	$264,823	$220,022	$323,478

Earnings per share:

Basic

Net earnings from continuing operations	$2.14	$1.86	$2.75

Net loss from discontinued operations	0.01	0.10	0.35

Net earnings	$2.13	$1.76	$2.40

Diluted

Net earnings from continuing operations	$2.12	$1.84	$2.68

Net loss from discontinued operations	0.01	0.10	0.34

Net earnings	$2.11	$1.74	$2.34

Weighted-average number of common shares:
Basic	124,345	124,734	134,748
Diluted	125,383	126,410	138,140
  See notes to consolidated financial statements.
TIFFANY & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS

			Accumulated
	Total		Other	Common Stock
	Stockholders’	Retained	Comprehensive			Additional
(in thousands)	Equity	Earnings	Gain (Loss)	Shares	Amount	Paid-In Capital

Balances, January 31, 2007	$1,863,937	$1,328,982	$(2,590)	135,875	$1,358	$536,187
Implementation effect of uncertain tax positions guidance	(4,299)	(4,299)	—	—	—	—

Balances, February 1, 2007	1,859,638	1,324,683	(2,590)	135,875	1,358	536,187
Exercise of stock options and vesting of restricted stock units (“RSUs”)	68,830	—	—	3,200	32	68,798
Tax effect of exercise of stock options and vesting of RSUs	20,802	—	—	—	—	20,802
Share-based compensation expense	38,343	—	—	—	—	38,343
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings (“EPSRS”) Plan	2,450	—	—	52	1	2,449
Purchase and retirement of Common Stock	(574,608)	(540,577)	—	(12,374)	(123)	(33,908)
Cash dividends on Common Stock	(69,921)	(69,921)	—	—	—	—
Deferred hedging loss, net of tax	(1,157)	—	(1,157)	—	—	—
Unrealized loss on marketable securities, net of tax	(799)	—	(799)	—	—	—
Foreign currency translation adjustments, net of tax	30,271	—	30,271	—	—	—
Net unrealized gain on benefit plans, net of tax	18,788	—	18,788	—	—	—
Net earnings	323,478	323,478	—	—	—	—

Balances, January 31, 2008	1,716,115	1,037,663	44,513	126,753	1,268	632,671
Implementation effect of change in employee benefit plans’ measurement date, net of tax	(1,073)	(1,114)	41	—	—	—
Exercise of stock options and vesting of RSUs	30,357	—	—	2,342	23	30,334
Tax effect of exercise of stock options and vesting of RSUs	10,317	—	—	—	—	10,317
Share-based compensation expense	24,507	—	—	—	—	24,507
Issuance of Common Stock under EPSRS Plan	4,750	—	—	124	1	4,749
Purchase and retirement of Common Stock	(218,379)	(203,014)	—	(5,375)	(54)	(15,311)
Cash dividends on Common Stock	(82,258)	(82,258)	—	—	—	—
Deferred hedging loss, net of tax	(9,873)	—	(9,873)	—	—	—
Unrealized loss on marketable securities, net of tax	(5,519)	—	(5,519)	—	—	—
Foreign currency translation adjustments, net of tax	(68,355)	—	(68,355)	—	—	—
Net unrealized loss on benefit plans, net of tax	(32,240)	—	(32,240)	—	—	—
Net earnings	220,022	220,022	—	—	—	—

Balances, January 31, 2009	1,588,371	971,299	(71,433)	123,844	1,238	687,267
Exercise of stock options and vesting of RSUs	71,485	—	—	2,493	25	71,460
Tax effect of exercise of stock options and vesting of RSUs	1,896	—	—	—	—	1,896
Share-based compensation expense	23,995	—	—	—	—	23,995
Purchase and retirement of Common Stock	(467)	(434)	—	(11)	—	(33)
Purchase of noncontrolling interests	(20,453)	—	—	—	—	(20,453)
Cash dividends on Common Stock	(84,579)	(84,579)	—	—	—	—
Deferred hedging gain, net of tax	6,377	—	6,377	—	—	—
Unrealized gain on marketable securities, net of tax	4,241	—	4,241	—	—	—
Foreign currency translation adjustments, net of tax	42,750	—	42,750	—	—	—
Net unrealized loss on benefit plans, net of tax	(15,200)	—	(15,200)	—	—	—
Net earnings	264,823	264,823	—	—	—	—

Balances, January 31, 2010	$1,883,239	$1,151,109	$(33,265)	126,326	$1,263	$764,132

	Years Ended January 31,
	2010	2009	2008

Comprehensive earnings are as follows:
Net earnings	$264,823	$220,022	$323,478
Deferred hedging gain (loss), net of tax expense (benefit) of $3,388, ($6,307) and ($110)	6,377	(9,873)	(1,157)
Foreign currency translation adjustments, net of tax expense of $716, $1,015 and $4,714	42,750	(68,355)	30,271
Unrealized gain (loss) on marketable securities, net of tax expense (benefit) of $2,302, ($3,248) and ($283)	4,241	(5,519)	(799)
Net unrealized (loss) gain on benefit plans, net of tax (benefit) expense of ($10,525), ($19,907) and $14,352	(15,200)	(32,240)	18,788

Comprehensive earnings	$302,991	$104,035	$370,581

 See notes to consolidated financial statements.
TIFFANY & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$264,823	$220,022	$323,478
Loss from discontinued operations, net of tax	853	12,133	46,521

Net earnings from continuing operations	265,676	232,155	369,999
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
Gain on sale-leaseback	—	—	(105,051)
Restructuring charge	—	97,839	—
Depreciation and amortization	139,419	135,832	128,076
Amortization of gain on sale-leasebacks	(9,802)	(9,793)	(3,536)
Excess tax benefits from share-based payment arrangements	(1,349)	(10,196)	(18,739)
Provision for inventories	31,599	20,996	35,357
Deferred income taxes	(14,839)	14,626	(70,487)
Provision for pension/postretirement benefits	24,088	23,179	26,666
Share-based compensation expense	23,538	22,406	37,069
Impairment charges	—	21,164	47,981
Changes in assets and liabilities:
Accounts receivable	13,897	31,412	(9,875)
Inventories	163,955	(257,619)	(112,965)
Prepaid expenses and other current assets	60,323	(19,283)	(36,131)
Other assets, net	(13,557)	(94)	(15,447)
Accounts payable and accrued liabilities	4,369	4,719	9,837
Income taxes payable	29,066	(161,932)	151,101
Merchandise and other customer credits	(1,713)	476	5,939
Other long-term liabilities	(27,471)	(3,617)	(33,739)

Net cash provided by operating activities	687,199	142,270	406,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(14,187)	(1,543)	(870,025)
Proceeds from sales of marketable securities and short-term investments	754	—	883,207
Proceeds from sale of assets, net	3,650	—	509,035
Capital expenditures	(75,403)	(154,409)	(184,266)
Notes receivable funded	—	(5,000)	(7,172)
Acquisitions, net of cash acquired	—	(1,900)	(400)
Other	4,293	1,162	6,133

Net cash (used in) provided by investing activities	(80,893)	(161,690)	336,512

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from credit facility borrowings, net	(126,811)	103,976	(75,147)
Repayment of long-term debt	(40,000)	(73,483)	(32,301)
Proceeds from issuance of long-term debt	300,000	100,000	—
Repayments of short-term borrowings	(93,000)	(25,473)	—
Proceeds from short-term borrowings	—	116,001	—
Repurchase of Common Stock	(467)	(218,379)	(574,608)
Proceeds from exercise of stock options	71,485	30,357	68,830
Excess tax benefits from share-based payment arrangements	1,349	10,196	18,739
Cash dividends on Common Stock	(84,579)	(82,258)	(69,921)
Purchase of noncontrolling interests	(11,000)	—	—
Financing fees	(6,439)	(645)	—

Net cash provided by (used in) financing activities	10,538	(39,708)	(664,408)

Effect of exchange rate changes on cash and cash equivalents	14,300	(18,035)	15,610

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(5,887)	(9,046)	(21,256)
Investing activities	—	—	(2,362)

Net cash used in discontinued operations	(5,887)	(9,046)	(23,618)

Net increase (decrease) in cash and cash equivalents	625,257	(86,209)	70,151
Cash and cash equivalents at beginning of year	160,445	246,654	175,008
Decrease in cash and cash equivalents of discontinued operations	—	—	1,495

Cash and cash equivalents at end of year	$785,702	$160,445	$246,654

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
The Company’s reportable segments are as follows:
•	Americas includes sales in TIFFANY & CO. stores in the United States, Canada and Latin/South America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

•	Asia-Pacific includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet and wholesale operations;

•	Europe includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet and wholesale operations; and

•	Other consists of all non-reportable segments. Other consists primarily of wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs. In addition, Other includes earnings received from a third-party licensing agreement.
B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
The Company’s fiscal year ends on January 31 of the following calendar year. All references to years relate to fiscal years rather than calendar years.
Basis of Reporting
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, by majority exposure to expected losses, residual returns or both. Intercompany accounts, transactions and profits have been eliminated in consolidation. The equity method of accounting is used for investments in which the Company has significant influence, but not a controlling interest.
Use of Estimates
These statements have been prepared in accordance with accounting principles generally accepted in the United States of America; these principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the consolidated
TIFFANY & CO.

financial statements and related notes to the consolidated financial statements. The most significant assumptions are employed in estimates used in determining inventory, long-lived assets, goodwill, tax assets and tax liabilities and pension and postretirement benefits (including the actuarial assumptions). Actual results could differ from these estimates and the differences could be material. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements relative to current conditions and records the effect of any necessary adjustments.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Machinery and Equipment	5-15 years
Office Equipment	3-10 years
Furniture and Fixtures	2-10 years

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
The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company’s capitalized interest costs were not significant in 2009, 2008 or 2007.
TIFFANY & CO.

Intangible Assets
Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives which range from six to 15 years. Intangible assets are reviewed for impairment in accordance with the Company’s policy for impairment of long-lived assets (see “Impairment of Long-Lived Assets” below). Intangible assets amounted to $9,582,000 and $9,559,000, net of accumulated amortization of $6,221,000 and $5,244,000 at January 31, 2010 and 2009, and consist primarily of product rights and trademarks. Amortization of intangible assets for the years ended January 31, 2010, 2009 and 2008 was $976,000, $846,000 and $791,000. Amortization expense in each of the next five years is estimated to be $1,018,000.
Goodwill
Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill is evaluated for impairment annually in the fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. This evaluation, based on discounted cash flows, requires management to estimate future cash flows, growth rates and economic and market conditions. If the evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. Goodwill associated with the Company’s diamond polishing and cutting facilities has been assigned to the reporting units expected to benefit from the synergies of the operations. At January 31, 2010 and 2009, goodwill was included in other assets, net and consisted of the following by segment:

(in thousands)	Americas	Europe	Asia-Pacific	Total

Balance, January 31, 2008	$11,481	$988	$787	$13,256
Goodwill acquired	1,079	145	727	1,951
Translation	(96)	(12)	(65)	(173)

Balance, January 31, 2009	12,464	1,121	1,449	15,034
Translation	49	7	34	90

Balance, January 31, 2010	$12,513	$1,128	$1,483	$15,124

Impairment of Long-Lived Assets
The Company reviews its long-lived assets other than goodwill for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with the estimated future undiscounted cash flows. If the comparisons indicate that the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company recorded no material impairment charges in 2009 and 2008. In 2007, the Company recorded an impairment charge of $15,532,000, included within discontinued operations, associated with the long-lived assets of the IRIDESSE business (see “Note C. Acquisitions & Dispositions”).
Hedging Instruments
The Company uses derivative financial instruments to mitigate its interest rate, foreign currency and precious metal price exposures. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether a derivative is designated as part of an effective
TIFFANY & CO.

hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions, changes in fair value of the derivative and changes in the fair value of the item being hedged are recorded in current earnings. For cash flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive earnings and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative of a cash flow hedge are recognized in current earnings. The Company does not use derivative financial instruments for trading or speculative purposes.
Marketable Securities
The Company’s marketable securities, recorded within other assets, net on the consolidated balance sheet, are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses are recorded in other income, net. The marketable securities are held for an indefinite period of time, but may be sold in the future as changes in market conditions or economic factors occur. The fair value of the marketable securities is determined based on prevailing market prices. The Company recorded $742,000 and $42,000 of gross unrealized gains and $3,651,000 and $9,376,000 of gross unrealized losses within accumulated other comprehensive income as of January 31, 2010 and 2009.
The following table summarizes activity in other comprehensive income related to marketable securities:

	January 31,
(in thousands)	2010	2009

Change in fair value of investments, net of tax (expense) benefit of $(2,352) and $3,248	$4,314	$(6,830)
Adjustment for net (gains) losses realized and included in net earnings, net of tax expense of $50 and $0	(73)	1,311

Change in unrealized gain (loss) on marketable securities	$4,241	$(5,519)

The amount reclassified from other comprehensive income was determined on the basis of specific identification.
The Company’s marketable securities consist of investments in mutual funds and an investment in the common stock of Target Resources plc (“Target”), a publicly-traded company. Toward the end of 2008 and in the beginning of 2009, the Company experienced unrealized losses on its investments in mutual funds, which were affected by declines in the overall global equity and debt markets. However, as the global equity and debt markets improved during 2009, the fair value of the marketable securities increased. When evaluating the marketable securities for other-than-temporary impairment, the Company reviews factors such as the length of time and the extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investments for a period of time which may be sufficient for anticipated recovery in market value. Based on the Company’s evaluations, it determined that any unrealized losses were temporary in nature and, therefore, did not record any impairment charges on its outstanding mutual funds as of January 31, 2010 or 2009. With regards to the Company’s investment in common stock of Target, the Company recognized a $1,311,000 other-than-temporary impairment charge in other income, net in the consolidated statement of earnings in 2008 (see “Note L. Commitments and Contingencies”).
TIFFANY & CO.

Merchandise and Other Customer Credits
Merchandise and other customer credits represent outstanding credits issued to customers for returned merchandise. It also includes outstanding gift cards sold to customers. All such outstanding items may be tendered for future merchandise purchases. A merchandise credit liability is established when a merchandise credit is issued to a customer for a returned item and the original sale is reversed. A gift card liability is established when the gift card is sold. The liabilities are relieved and revenue is recognized when merchandise is purchased and delivered to the customer and the merchandise credit or gift card is used as a form of payment.
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
Advertising Costs
Advertising costs, which include media, production, catalogs, Internet, promotional events and other related costs, and, in 2009, began to include visual merchandising costs (i.e. in-store and window displays), totaled $159,891,000, $204,250,000 and $188,347,000 in 2009, 2008 and 2007, representing 5.9%, 7.2% and 6.4% of net sales in those periods. Prior year amounts have been revised to conform to the current year presentation. Media and production costs for print and Internet advertising are expensed as incurred, while catalog costs are expensed upon mailing.
Pre-opening Costs
Costs associated with the opening of new retail stores are expensed in the period incurred.
TIFFANY & CO.

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
Foreign Currency
The functional currency of most of the Company’s foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of other comprehensive earnings within stockholders’ equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded a net (loss) gain resulting from foreign currency transactions of ($1,628,000), ($3,383,000) and $2,290,000 in 2009, 2008 and 2007 within other income, net.
Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with U.S. GAAP, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event management were to determine that the Company would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. In evaluating the exposures associated with the Company’s various tax filing positions, management records reserves using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken.
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
TIFFANY & CO.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Years Ended January 31,
(in thousands)	2010	2009	2008

Net earnings for basic and diluted EPS	$264,823	$220,022	$323,478

Weighted-average shares for basic EPS	124,345	124,734	134,748
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,038	1,676	3,392

Weighted-average shares for diluted EPS	125,383	126,410	138,140

For the years ended January 31, 2010, 2009 and 2008, there were 4,844,000, 3,513,000 and 427,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.
New Accounting Standards
In September 2006, new accounting guidance was issued by the Financial Accounting Standards Board (“FASB”) which establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. The changes to current practice resulting from the application of the new guidance relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the implementation of the provisions relating to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), was deferred to fiscal years beginning after November 15, 2008. Management adopted the remaining provisions on February 1, 2009. This adoption impacts the way in which the Company calculates fair value for its annual impairment review of goodwill and when conditions exist that require the Company to calculate the fair value of long-lived assets; management has determined that this did not have a material effect on the Company’s financial position or earnings.
In December 2007, new accounting guidance was issued by the FASB which requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net earnings attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of earnings; changes in ownership interest to be accounted for similarly, as equity transactions; and, when a subsidiary is deconsolidated, that any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. Management adopted the new requirements on February 1, 2009 and they did not have a material effect on the Company’s financial position or earnings.
C.    ACQUISITIONS & DISPOSITIONS
In October 2009, the Company acquired all noncontrolling interests in two majority-owned entities that indirectly engage in diamond sourcing and polishing operations through majority-owned subsidiaries in South Africa and Botswana, respectively, for total consideration of $18,000,000, of which $11,000,000 was paid upon closing of the transaction and the remaining $7,000,000 will be paid on or before August 1, 2010. This acquisition is accounted for as an equity transaction since
TIFFANY & CO.

the Company maintained control of the two entities prior to the acquisition. Therefore, the Company recorded a decrease to additional paid-in capital of $20,453,000 in 2009 related to this transaction. In addition, the Company paid $4,000,000 to terminate a third-party management agreement. Management determined that this transaction was separate from the acquisition of the remaining noncontrolling interests; accordingly, the termination fee was recorded within SG&A expenses.
In the fourth quarter of 2008, management concluded that it would no longer invest in its IRIDESSE business due to its ongoing operating losses and insufficient near-term growth prospects, especially in the economic environment at the time the decision was made. Therefore, management committed to a plan to close IRIDESSE locations in 2009 as the Company reached agreements with landlords and sold its inventory. All IRIDESSE stores have been closed. These amounts have been reclassified to discontinued operations for all periods presented. Prior to the reclassification, IRIDESSE results had been included within the Other non-reportable segment.
Summarized statement of earnings data for IRIDESSE is as follows:

	Years Ended January 31,
(in thousands)	2010	2009	2008

Net sales	$13,232	$11,138	$11,020

Loss before income taxes	$6,103	$19,683	$30,136
Benefit from income taxes	(3,192)	(7,550)	(11,162)

Net loss from discontinued operations	$2,911	$12,133	$18,974

In the year ended January 31, 2009, the Company recorded a $7,549,000 pre-tax charge for the write-down of IRIDESSE inventory and severance costs. In the year ended January 31, 2008, the Company recorded a $15,532,000 pre-tax impairment charge associated with the long-lived assets of IRIDESSE as a result of lower-than-expected store performance and a related reduction in future cash flow projections.
In January 2009, the Company ceased operations in a diamond polishing facility located in Yellowknife, Northwest Territories and shifted its operations to other facilities. In 2008, the Company recorded a pre-tax charge of $3,382,000, within SG&A expenses, primarily related to the loss on disposal of fixed assets and severance costs.
During the second quarter of 2007, the Company’s Board of Directors authorized the sale of Little Switzerland, Inc. (“Little Switzerland”), based on management’s conclusion that Little Switzerland’s operations did not demonstrate the potential to generate a return on investment consistent with management’s objectives. On July 31, 2007, the Company entered into an agreement with NXP Corporation (“NXP”) by which NXP would purchase 100% of the stock of Little Switzerland. The transaction closed on September 18, 2007 for net proceeds of $32,870,000, excluding payments for existing trade payables owed to the Company by Little Switzerland. The purchase price at the close date remained subject to post-closing adjustments. In 2009, the Company received additional proceeds of $3,650,000 and recorded a pre-tax gain of $3,289,000 in settlement of post-closing adjustments. As part of the agreement, the Company continues to wholesale TIFFANY & CO. merchandise for resale in TIFFANY & CO. boutiques operated by Little Switzerland in certain LITTLE SWITZERLAND stores. In addition, the Company provided warehousing services to Little Switzerland for a transition period. The Company ceased providing these warehousing services in the third quarter of 2008.
TIFFANY & CO.

The Company determined that the continuing cash flows from Little Switzerland operations were not significant. Therefore, the results of Little Switzerland are presented as a discontinued operation in the consolidated financial statements for all periods presented.
Summarized statement of earnings data for Little Switzerland is as follows:

	Years Ended January 31,
(in thousands)	2010	2009	2008

Net sales	$—	$—	$52,817

(Gain) loss on disposal	$(3,289)	$—	$54,260
Loss before income taxes	—	—	5,401
Expense (benefit) from income taxes	1,231	—	(32,114)

Net (gain) loss from discontinued operations	$(2,058)	$—	$27,547

Little Switzerland’s net loss from discontinued operations for the year ended January 31, 2008 includes a $54,260,000 pre-tax charge ($22,602,000 after tax) due to the sale of Little Switzerland. The tax benefit recorded in connection with the charge included the effect of basis differences in the investment in Little Switzerland.
D. RESTRUCTURING CHARGES
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
Total cash expenditures related to the restructuring charges are expected to total $33,361,000. There were no significant changes to the liability, other than payments, during 2009. There are $681,000 of restructuring liabilities that remain to be paid in 2010.
E. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:

	Years Ended January 31,
(in thousands)	2010	2009	2008

Interest, net of interest capitalization	$35,392	$23,889	$23,543

Income taxes	$74,690	$296,864	$142,034

TIFFANY & CO.

Supplemental noncash investing and financing activities:

	Years Ended January 31,
(in thousands)	2010	2009	2008

Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	$—	$4,750	$2,450

F.    INVENTORIES

	January 31,
(in thousands)	2010	2009

Finished goods	$904,523	$1,115,333
Raw materials	450,966	416,805
Work-in-process	72,366	69,098

	$1,427,855	$1,601,236

G.    PROPERTY, PLANT AND EQUIPMENT

	January 31,
(in thousands)	2010	2009

Land	$42,355	$41,713
Buildings	104,535	104,658
Leasehold improvements	689,253	673,559
Office equipment	365,516	355,292
Furniture and fixtures	181,572	180,722
Machinery and equipment	108,516	103,006
Construction-in-progress	22,112	15,638

	1,513,859	1,474,588
Accumulated depreciation and amortization	(828,758)	(733,540)

	$685,101	$741,048

The provision for depreciation and amortization for the years ended January 31, 2010, 2009 and 2008 was $137,705,000, $137,331,000 and $126,807,000.
TIFFANY & CO.

H.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	January 31,
(in thousands)	2010	2009

Accounts payable – trade	$80,150	$80,444
Accrued compensation and commissions	57,638	30,761
Accrued sales, withholding and other taxes	21,148	16,740
Restructuring liability	681	33,361
Other	72,296	62,260

	$231,913	$223,566

I.    DEBT

	January 31,
(in thousands)	2010	2009

Short-term borrowings:
Credit Facility	$22,842	$140,834
Other	4,800	102,132

	$27,642	$242,966

Long-term debt:
Senior Notes:
1998 7.05% Series B, due 2010	$40,000	$40,000
2002 6.15% Series C, due 2009	—	40,426
2002 6.56% Series D, due 2012	63,005	62,932
2008 9.05% Series A, due 2015	100,982	100,000
2009 10.00% Series A, due 2018	50,000	—
2009 10.00% Series A, due 2017	125,000	—
2009 10.00% Series B, due 2019	125,000	—
4.50% yen loan, due 2011	55,605	55,620
First Series Yen Bonds, due 2010	166,815	166,860

	726,407	465,838
Less current portion of long-term debt	206,815	40,426

	$519,592	$425,412

Credit Facility
In July 2009, the Company entered into a new $400,000,000 multibank, multicurrency, committed unsecured revolving credit facility (“Credit Facility”) and may request to increase the commitments up to $500,000,000. The Credit Facility replaces the Company’s previous $450,000,000 revolving credit facility. The Credit Facility is available for working capital and other corporate purposes and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings. Borrowings may currently be made from nine participating banks and are at interest rates based upon local currency borrowing rates plus a margin based on the Company’s leverage ratio. There was $377,158,000 available to be borrowed under the Credit Facility at January 31, 2010. The
TIFFANY & CO.

weighted-average interest rate for the Credit Facility was 2.71% and 1.11% at January 31, 2010 and 2009. The Credit Facility will expire in July 2012.
Other Short-term Borrowings
In October 2008, the Company entered into a short-term facility agreement for ¥6,500,000,000 ($66,001,000 at issuance) due March 2009. At January 31, 2009, ¥4,200,000,000 ($46,721,000) remained outstanding. In March 2009, the Company repaid the remaining amount outstanding under the facility. The facility was available for working capital and other corporate purposes. The weighted-average interest rate at January 31, 2009 was 1.90%.
In November 2008, the Company entered into a short-term note agreement for $50,000,000 due March 2009, bearing interest at a rate of 4.50%. The Company repaid the amount outstanding in March 2009. These funds were available for working capital and other purposes.
The Company had other lines of credit totaling $20,000,000, of which $4,800,000 was outstanding at January 31, 2010. The Company had other lines of credit totaling $15,499,000, of which $5,411,000 was outstanding at January 31, 2009.
1998 7.05% Series B Senior Notes
In December 1998, the Company, in private transactions with various institutional lenders, issued, at par, $40,000,000 principal amount 7.05% Series B Senior Notes due 2010. The proceeds of the issuance were used by the Company for working capital purposes and to repay a portion of the then outstanding short-term indebtedness. The note purchase agreement is unsecured, requires lump sum repayments upon maturity, maintenance of specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.
2002 6.15% Series C Senior Notes and 6.56% Series D Senior Notes
In July 2002, the Company, in a private transaction with various institutional lenders, issued, at par, $40,000,000 of 6.15% Series C Senior Notes due 2009 and $60,000,000 of 6.56% Series D Senior Notes due 2012 with lump sum repayments upon maturities. The proceeds of these issuances were used by the Company for general corporate purposes, working capital and to repay previously issued Senior Notes. The note purchase agreements are unsecured, require maintenance of specific financial covenants and ratios and limit certain changes to indebtedness and the general nature of the business, in addition to other requirements customary to such borrowings. In July 2009, the Company repaid the Series C Senior Notes. In the second quarter of 2009, the Company entered into an interest rate swap agreement (see “Note J. Hedging Instruments”) to hedge the change in fair value of its fixed rate Series D Senior Notes. Under the swap agreement, the Company pays variable rate interest and receives fixed interest rate payments over the life of the instrument.
2008 9.05% Series A Senior Notes
In December 2008, the Company, in a private transaction with various institutional lenders, issued, at par, $100,000,000 principal amount 9.05% Series A Senior Notes due December 2015. The proceeds of the issuance were used to refinance existing indebtedness and for general corporate purposes. The note purchase agreement is unsecured, requires lump sum repayments upon maturity, and contains covenants that require maintenance of certain debt/equity and interest-coverage ratios, in addition to other requirements customary to such borrowings. The note
TIFFANY & CO.

purchase agreement contains provisions for an uncommitted shelf facility by which the Company may issue, over the next three years, up to an additional $50,000,000 of Senior Notes for up to a 12-year term at a fixed interest rate based on the U.S. Treasury rates available at the time of borrowing plus an applicable credit spread. In the second quarter of 2009, the Company entered into an interest rate swap agreement (see “Note J. Hedging Instruments”) to hedge the change in fair value of its fixed rate obligation. Under the swap agreement, the Company pays variable rate interest and receives fixed interest rate payments periodically over the life of the instrument.
2009 10.00% Series A Senior Notes
In April 2009, the Company, in a private transaction with various institutional lenders, issued, at par, $50,000,000 of 10.00% Series A Senior Notes due April 2018. The proceeds from the issuance are available to refinance existing indebtedness and for general corporate purposes. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings. The note purchase agreement contains provisions for an uncommitted shelf facility by which the Company may issue, over the next three years, up to an additional $100,000,000 of Senior Notes for up to a 12-year term at a fixed interest rate based on the U.S. Treasury rates at the time of borrowing plus an applicable credit spread.
2009 10.00% Series A Senior Notes and 10.00% Series B Senior Notes
In February 2009, the Company, in a private transaction, issued, at par, $125,000,000 of 10.00% Series A-2009 Senior Notes due February 2017 and $125,000,000 of 10.00% Series B-2009 Senior Notes due February 2019. The proceeds from these issuances are available to refinance existing indebtedness and for general corporate purposes. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.
1996 4.50% Yen Loan
The Company has a ¥5,000,000,000 ($55,605,000 at January 31, 2010), 15-year term loan due 2011, bearing interest at a rate of 4.50%.
2003 First Series Yen Bonds
In September 2003, the Company issued ¥15,000,000,000 ($166,815,000 at January 31, 2010) of senior unsecured First Series Yen Bonds (“Bonds”) due in 2010 with principal due upon maturity and a fixed coupon rate of 2.02% payable in semi-annual installments. The Bonds were sold in a private transaction to qualified institutional investors in Japan. The proceeds from the issuance were primarily used by the Company to finance the purchase of the land and building housing its store in Tokyo’s Ginza shopping district, which was subsequently sold in 2007 in a sale and partial leaseback transaction.
Debt Covenants
As of January 31, 2010, the Company was in compliance with all debt covenants. In the event of any default of payment or performance obligations extending beyond applicable cure periods under the provisions of any one of the Credit Facility, Senior Notes, the Bonds and other loan agreements, such agreements may be terminated or payment of the notes or bonds accelerated. Further, each of the Credit Facility, Senior Notes, the Bonds and certain other loan agreements contain cross default provisions permitting the termination of the loans, or acceleration of the
TIFFANY & CO.

notes, as the case may be, in the event that any of the Company’s other debt obligations are terminated or accelerated prior to the expressed maturity.
Long-Term Debt Maturities
Aggregate maturities of long-term debt as of January 31, 2010 are as follows:

Amount
Years Ending January 31,	(in thousands)

2011	$206,815
2012	55,605
2013	63,005
2014	—
2015	—
Thereafter	400,982

$726,407

Letters of Credit
The Company had letters of credit and financial guarantees of $19,081,000 outstanding at January 31, 2010.
J. HEDGING INSTRUMENTS
Background Information
The Company uses derivative financial instruments, including interest rate swap agreements, forward contracts, put option contracts and net-zero-cost collar arrangements (combination of call and put option contracts) to mitigate its exposures to changes in interest rates, foreign currency and precious metal prices. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. If a derivative instrument meets certain hedge accounting criteria, the derivative instrument is designated as one of the following on the date the derivative is entered into:
•	Fair Value Hedge – A hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. For fair value hedge transactions, both the effective and ineffective portions of the changes in the fair value of the derivative and changes in the fair value of the item being hedged are recorded in current earnings.

•	Cash Flow Hedge – A hedge of the exposure to variability in the cash flows of a recognized asset, liability or a forecasted transaction. For cash flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive income (“OCI”) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative are recognized in current earnings.
The Company formally documents the nature and relationships between the hedging instruments and hedged items for a derivative to qualify as a hedge at inception and throughout the hedged
TIFFANY & CO.

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
Types of Derivative Instruments
Interest Rate Swap Agreements – In the second quarter of 2009, the Company entered into interest rate swap agreements to effectively convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swap agreements serve as a hedge to changes in the fair value of these debt instruments. The Company is hedging its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The Company accounts for the interest rate swaps as fair value hedges. As of January 31, 2010, the notional amount of interest rate swap agreements outstanding was $160,000,000. Additionally, the Company previously used an interest rate swap agreement to effectively convert its Series C and Series D Senior Note fixed rate obligations to floating rate obligations, and during the third quarter of 2008, the Company determined that the unrealized gains and interest receivable associated with these interest rate swaps were impaired, as the recovery of the amounts due from the counterparty, Lehman Brothers Special Financing Inc. (“Lehman”), was no longer probable. As a result, the Company recorded a pre-tax charge of $4,300,000 in other income, net, in the third quarter of 2008 which represented all amounts due from Lehman. The interest rate swap agreements had the effect of decreasing interest expense by $1,948,000, $943,000 and $535,000 for the years ended January 31, 2010, 2009 and 2008.
Foreign Exchange Forward Contracts – The Company uses foreign exchange forward contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities and intercompany transactions between entities with differing functional currencies. These foreign exchange forward contracts are designated and accounted for as either cash flow hedges or economic hedges that are not designated as hedging instruments. As of January 31, 2010, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $72,937,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $20,037,000. The term of all outstanding foreign exchange forward contracts as of January 31, 2010 ranged from one to 10 months.
Put Option Contracts – The Company’s wholly-owned subsidiary in Japan satisfies nearly all of its inventory requirements by purchasing merchandise, payable in U.S. dollars, from the Company’s principal subsidiary. To minimize the potentially negative effect of a significant strengthening of the U.S. dollar against the Japanese yen, the Company purchases put option contracts as hedges of forecasted purchases of merchandise over a maximum term of 12 months. If the market yen exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The Company accounts for its put option contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the put option contracts’ cash flows. As of January 31, 2010, the notional amount of put option contracts
TIFFANY & CO.

accounted for as cash flow hedges was $53,086,000. During October 2009, the Company de-designated several of its outstanding put option contracts (notional amount of $72,937,000 outstanding at January 31, 2010) and entered into offsetting call option contracts. These put and call option contracts are accounted for as undesignated hedges. Any gains or losses on these put option contracts are substantially offset by losses or gains on the call option contracts.
Precious Metal Collars & Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 13 months. As of January 31, 2010, there were approximately 8,900 ounces of platinum and 75,000 ounces of silver precious metal derivative instruments outstanding.
Information on the location and amounts of derivative gains and losses in the Consolidated Statements of Earnings is as follows:

	Year Ended January 31, 2010
	Pre-Tax Gain (Loss)	Pre-Tax Gain (Loss)
	Recognized in	Recognized in Earnings
	Earnings on	on
(in thousands)	Derivatives	Hedged Item

Derivatives in Fair Value Hedging Relationships:

Interest rate swap agreements [a]	$1,996	$(1,913)

	Year Ended January 31, 2010
		Amount of Gain (Loss)
		Reclassified from
	Pre-Tax Gain (Loss)	Accumulated OCI into
	Recognized in OCI	Earnings
(in thousands)	(Effective Portion)	(Effective Portion)

Derivatives in Cash Flow Hedging Relationships:

Foreign exchange forward contracts [b]	$(3,029)	$(1,675)
Put option contracts [c]	(754)	(3,840)
Precious metal collars [c]	2,996	(3,126)
Precious metal forward contracts [c]	1,937	28

	$1,150	$(8,613)

TIFFANY & CO.

Pre-Tax Gain (Loss)Recognized
in Earnings on Derivatives

(in thousands)	Year Ended January 31, 2010

Derivatives Not Designated as Hedging Instruments:

Foreign exchange forward contracts [b]	$(928)[d]

Call option contracts [c]	360
Put option contracts [c]	(436)

$(1,004)

[a]	The gain or loss recognized in earnings is included within Interest expense and financing costs on the Company’s Consolidated Statement of Earnings.

[b]	The gain or loss recognized in earnings is included within Other income, net on the Company’s Consolidated Statement of Earnings.

[c]	The gain or loss recognized in earnings is included within Cost of Sales on the Company’s Consolidated Statement of Earnings.

[d]	Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.
Hedging activity affected accumulated other comprehensive loss, net of tax, as follows:

	Years Ended January 31,

(in thousands)	2010	2009

Balance at beginning of period	$(8,984)	$889

Losses (gains) transferred to earnings, net of tax (benefit) expense of ($3,102) and $889	5,511	(946)

Change in fair value, net of tax expense (benefit) of $286 and ($5,418)	866	(8,927)

	$(2,607)	$(8,984)

There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended January 31, 2010 and 2009. The Company expects approximately $3,120,000 of net pre-tax derivative losses included in accumulated other comprehensive income at January 31, 2010 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.
For information regarding the location and amount of the derivative instruments in the Consolidated Balance Sheet, refer to “Note K. Fair Value of Financial Instruments.”
Concentration of Credit Risk
A number of major international financial institutions are counterparties to the Company’s derivative financial instruments. The Company enters into derivative financial instrument agreements only with counterparties meeting certain credit standards (a credit rating of A/A2 or better at the time of the agreement), limiting the amount of agreements or contracts it enters into with any one party. The Company may be exposed to credit losses in the event of non-performance by individual counterparties or the entire group of counterparties.
TIFFANY & CO.

K.    FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value
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
Financial assets and liabilities carried at fair value at January 31, 2010 are classified in the table below in one of the three categories described above:

		Estimated Fair Value

	Carrying				Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial Assets

Mutual funds [a]	$39,961	$39,961	$—	$—	$39,961

Derivatives designated as hedging instruments:

Interest rate swap agreements [a]	1,996	—	1,996	—	1,996

Put option contracts [b]	934	—	934	—	934

Precious metal forward contracts [b]	1,720	—	1,720	—	1,720

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [b]	161	—	161	—	161

Put option contracts [b]	151	—	151	—	151

Total assets	$44,923	$39,961	$4,962	$—	$44,923

TIFFANY & CO.

		Estimated Fair Value
	Carrying				Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial Liabilities

Derivatives designated as hedging instruments:

Foreign exchange forward contracts [c]	$646	$—	$646	$—	$646

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	296	—	296	—	296

Call option contracts [c]	151	—	151	—	151

Total liabilities	$1,093	$—	$1,093	$—	$1,093

Financial assets and liabilities carried at fair value at January 31, 2009 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
	Carrying				Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial Assets

Mutual funds [a]	$20,496	$20,496	$—	$—	$20,496

Derivatives designated as hedging instruments:

Put option contracts [b]	920	—	920	—	920

Precious metal collars [b]	143	—	143	—	143

Foreign exchange forward contracts [b]	4,696	—	4,696	—	4,696

Total assets	$26,255	$20,496	$5,759	$—	$26,255

		Estimated Fair Value
	Carrying				Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial Liabilities

Derivatives designated as hedging instruments:

Precious metal collars [c]	$6,780	$—	$6,780	$—	$6,780

Foreign exchange forward contracts [c]	758	—	758	—	758

Total liabilities	$7,538	$—	$7,538	$—	$7,538

[a]	This amount is included within Other assets, net on the Company’s Consolidated Balance Sheet.

[b]	This amount is included within Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet.

[c]	This amount is included within Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheet.
TIFFANY & CO.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of debt with variable interest rates approximates carrying value. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities. The total carrying value of short-term borrowings and long-term debt was $754,049,000 and $708,804,000 and the corresponding fair value was approximately $800,000,000 and $750,000,000 at January 31, 2010 and 2009.
L.    COMMITMENTS AND CONTINGENCIES
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
TIFFANY & CO.

Rent expense for the Company’s operating leases consisted of the following:

	Years Ended January 31,

(in thousands)	2010	2009	2008

Minimum rent for retail locations	$88,958	$74,902	$70,589
Contingent rent based on sales	40,498	39,002	40,694
Office, distribution and manufacturing facilities and equipment	28,407	31,391	25,151

	$157,863	$145,295	$136,434

Aggregate annual minimum rental payments under non-cancelable operating leases are as follows:

Annual Minimum Rental Payments
Years Ending January 31,	(in thousands)

2011	$133,867

2012	121,726

2013	109,245

2014	95,106

2015	85,327

Thereafter	472,955
Diamond Sourcing Activities
The Company will, from time to time, secure supplies of diamonds by agreeing to purchase a defined portion of a mine’s output. Under such arrangements, management anticipates that it will purchase approximately $75,000,000 of rough diamonds in 2010. Purchases beyond 2010 that are contingent upon mine production cannot be reasonably estimated.
The Company invested $12,533,000 in Target Resources plc (“Target”), a mining and exploration company operating in Sierra Leone, consisting primarily of common stock, notes receivable and prepaid inventory. In addition, the Company entered into an agreement with Target to purchase, market and sell all diamonds extracted, produced or otherwise recovered from mining operations controlled by Target or its affiliates. As of January 31, 2009, all commitments associated with these investments were fully funded and no further amounts remained available to Target. Target has been experiencing operational and financial difficulties in meeting its forecasts, and the global economic conditions, specifically in the fourth quarter of 2008, caused rough diamond prices to decline sharply which also negatively affected Target’s financial results. As a result of those events, management believed there was uncertainty in Target’s ability to meet its future financial projections and, therefore, determined that the recoverability of the Company’s investments was not probable. During the fourth quarter of 2008, the Company recorded impairment charges of $11,062,000 within SG&A expenses and $1,311,000 in other income, net in the consolidated statement of earnings.
The Company was party to a CDN$35,000,000 ($35,423,000 at January 31, 2008) credit facility and a CDN$8,000,000 ($8,097,000 at January 31, 2008) working capital loan commitment (collectively the “Commitment”) to Tahera Diamond Corporation (“Tahera”), a Canadian diamond mining and exploration company. In consideration of the Commitment, the Company was granted the right to purchase or market all diamonds mined at the Jericho mine. This mine had been developed and constructed by Tahera in Nunavut, Canada (the “Project”). Indebtedness under the Commitment was secured by certain assets of the Project. Although the Project had been operational, Tahera continued to experience financial losses as a result of production problems,
TIFFANY & CO.

appreciation of the Canadian dollar versus the U.S. dollar, the rise of oil prices and other costs relative to declining diamond prices. Due to the financial difficulties, in January 2008, Tahera filed for protection from creditors pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”) in Canada and had to cease operations of the Project. The Company considered the value of the assets of the Project that secured the Commitment and determined that the assets were closely associated with the underlying Project and, therefore, in order to retain their value, the assets must be part of a fully operational mine. As a result, in the fourth quarter of 2007, the Company’s management determined that the collection of the outstanding Commitment and realization upon the liens securing the Commitment was not probable. Therefore, in 2007, the Company recorded an impairment charge of $47,981,000, within SG&A expenses, for the full amount outstanding including accrued interest under the Commitment. Further, during the fourth quarter of 2008, the Commitment and the liens were assigned for a nominal value to an unrelated third party in exchange for the right to participate in future profits, if any, derived from the exploitation of the assets. In the second quarter of 2009, the Company received $4,442,000 from such third party in full settlement under the terms of the assignment agreement. These events will not have a material impact on the Company’s future operations, as the Tahera mine was never a significant source of rough diamonds for the Company.
Contractual Cash Obligations and Contingent Funding Commitments
At January 31, 2010, the Company’s contractual cash obligations and contingent funding commitments were: inventory purchases of $291,322,000 (which includes the $75,000,000 obligation discussed in Diamond Sourcing Activities above); non-inventory purchases of $4,552,000; construction-in-progress of $17,857,000 and other contractual obligations of $29,649,000.
Other
The Company operates boutiques in Japanese department stores. The Company has agreements with various department stores in Japan, including four major department store groups: Isetan Mitsukoshi; J. Front Retailing Co. (Daimaru and Matsuzakaya department stores); Takashimaya; and Millennium Retailing Co. (Sogo and Seibu department stores). Sales within Japanese department store boutiques represented 15%, 15% and 13% of net sales for the years ended January 31, 2010, 2009 and 2008. Sales transacted at these retail locations are recognized at the “point of sale.” The department store operator (i) provides and maintains boutique facilities; (ii) assumes retail credit and certain other risks; (iii) acts for the Company in the sale of merchandise; and (iv) in certain limited circumstances, provides retail staff and bears the risk of inventory loss. The Company (i) owns and manages the merchandise; (ii) establishes retail prices; and (iii) has merchandising, marketing and display responsibilities. The Company pays the department stores a percentage fee based on sales generated in these locations. Fees paid to Japanese department stores for services and use of facilities totaled $68,175,000, $72,012,000 and $65,513,000 in 2009, 2008 and 2007 and are included in SG&A expenses.
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
TIFFANY & CO.

M.    RELATED PARTIES
The Company’s Chairman of the Board and Chief Executive Officer is a member of the Board of Directors of The Bank of New York Mellon, which serves as the Company’s lead bank for its Credit Facility, provides other general banking services and serves as the trustee and an investment manager for the Company’s pension plan. BNY Mellon Shareowner Services serves as the Company’s transfer agent and registrar. Fees paid to the bank for services rendered, interest on debt and premiums on derivative contracts amounted to $2,090,000, $1,666,000 and $1,534,000 in 2009, 2008 and 2007.
N.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss

	January 31,

(in thousands)	2010	2009

Accumulated other comprehensive (loss) gain, net of tax:

Foreign currency translation adjustments	$16,512	$(26,238)

Deferred hedging loss	(2,607)	(8,984)

Unrealized loss on marketable securities	(1,899)	(6,140)

Net unrealized loss on benefit plans	(45,271)	(30,071)

	$(33,265)	$(71,433)

Stock Repurchase Program
In January 2008, the Company’s Board of Directors amended the existing share repurchase program to extend the expiration date of the program to January 2011 and to authorize the repurchase of up to an additional $500,000,000 of the Company’s Common Stock. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions.
The Company’s share repurchase activity was as follows:

	Years Ended January 31,
	,
(in thousands, except per share amounts)	2010	2009	2008

Cost of repurchases	$467	$218,379	$574,608

Shares repurchased and retired	11	5,375	12,374

Average cost per share	$41.72	$40.63	$46.44
The Company suspended share repurchases during the third quarter of 2008 in order to conserve cash. In January 2010, the Company resumed repurchasing its shares of Common Stock on the open market. At January 31, 2010, there remained $401,960,000 of authorization for future repurchases under the program.
Cash Dividends
The Company’s Board of Directors declared quarterly dividends on the Company’s Common Stock which, on an annual basis, totaled $0.68, $0.66 and $0.52 per common share in 2009, 2008 and 2007.
TIFFANY & CO.

On January 21, 2010, the Company’s Board of Directors announced a change in the quarterly dividend to $0.20 per common share. This represents an 18% increase in the dividend rate. This dividend was declared on February 18, 2010 and will be paid on April 12, 2010 to stockholders of record on March 22, 2010.
O.    STOCK COMPENSATION PLANS
The Company has two stock compensation plans under which awards may continue to be made: the Employee Incentive Plan and the Directors Option Plan, both of which were approved by the stockholders. No award may be made under the Employee Incentive Plan after April 30, 2015 and under the Directors Option Plan after May 15, 2018.
Under the Employee Incentive Plan, the maximum number of common shares authorized for issuance was 13,500,000, as amended (subject to adjustment). Awards may be made to employees of the Company or its related companies in the form of stock options, stock appreciation rights, shares of stock (or rights to receive shares of stock) and cash. Awards of shares (or rights to receive shares) reduce the above authorized amount by 1.58 shares for every share delivered pursuant to such an award. Awards made in the form of non-qualified stock options, tax-qualified incentive stock options or stock appreciation rights have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair market value.
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
Under the Directors Option Plan, the maximum number of shares of Common Stock authorized for issuance was 1,000,000 (subject to adjustment); awards may be made to non-employee directors of the Company in the form of stock options or shares of stock but may not exceed 25,000 (subject to adjustment) shares per non-employee director in any fiscal year. Awards of shares (or rights to receive shares) reduce the above authorized amount by 1.58 shares for every share delivered pursuant to such an award. Awards made in the form of stock options may have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair market value unless the director has agreed to forego all or a portion of his or her annual cash retainer or other fees for service as a director in exchange for below market exercise price options. Director options granted prior to May 15, 2008 vest in increments of 50% per year over a two-year period. Director options granted after May 15, 2008 vest immediately. Director RSUs vest over a one-year period.
The Company uses newly-issued shares to satisfy stock option exercises and vesting of PSUs and RSUs.
TIFFANY & CO.

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

	Years Ended January 31,

	2010	2009	2008

Dividend yield	1.0%	0.7%	0.7%

Expected volatility	38.4%	38.3%	33.5%

Risk-free interest rate	3.1%	2.6%	4.0%

Expected term in years	6	7	7
A summary of the option activity for the Company’s stock option plans is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term in Years	(in thousands)

Outstanding at January 31, 2009	7,892,845	$34.24

Granted	418,736	41.81

Exercised	(1,982,920)	36.05

Forfeited/cancelled	(129,225)	38.24

Outstanding at January 31, 2010	6,199,436	$34.09	5.01	$41,933

Exercisable at January 31, 2010	5,045,186	$34.21	4.10	$32,756

The weighted-average grant-date fair value of options granted for the years ended January 31, 2010, 2009 and 2008 was $16.06, $10.18 and $14.81. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended January 31, 2010, 2009 and 2008 was $15,894,000, $31,451,000 and $69,693,000.
A summary of the activity for the Company’s RSUs is presented below:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value

Non-vested at January 31, 2009	836,368	$37.62

Granted	645,220	21.05

Vested	(397,338)	38.25

Forfeited	(79,179)	34.24

Non-vested at January 31, 2010	1,005,071	$27.00

TIFFANY & CO.

A summary of the activity for the Company’s PSUs is presented below:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value

Non-vested at January 31, 2009	1,358,052	$34.34

Granted	294,000	41.38

Vested	(113,427)	37.74

Forfeited/cancelled	(330,116)	37.14

Non-vested at January 31, 2010	1,208,509	$34.97

The weighted-average grant-date fair value of RSUs granted for the years ended January 31, 2009 and 2008 was $30.16 and $37.57. The weighted-average grant-date fair value of PSUs granted for the years ended January 31, 2009 and 2008 was $21.00 and $36.03.
As of January 31, 2010, there was $51,896,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Employee Incentive Plan and Directors Option Plan. The expense is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of RSUs vested during the years ended January 31, 2010, 2009 and 2008 was $15,288,000, $11,046,000 and $15,183,000. The total fair value of PSUs vested during the years ended January 31, 2010 and 2009 was $2,572,000 and $15,215,000. No PSUs vested during the year ended January 31, 2008. No PSUs were forfeited during the years ended January 31, 2009 and 2008.
Total compensation cost for stock-based compensation awards recognized in income and the related income tax benefit was $23,538,000 and $8,425,000 for the year ended January 31, 2010, $22,406,000 and $8,032,000 for the year ended January 31, 2009 and $37,069,000 and $13,764,000 for the year ended January 31, 2008. Total compensation cost capitalized in inventory was not significant.
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
Qualified Plan benefits are based on (i) average compensation in the highest paid five years of the last 10 years of employment (“average final compensation”) and (ii) the number of years of service. Effective February 1, 2007, the Qualified Plan was amended to allow participants with at least 10 years of service who retire after attaining age 55 to receive reduced retirement benefits. In November 2008, the Qualified Plan was amended to provide for a voluntary enhanced retirement incentive program for those eligible employees who chose to retire on February 1, 2009 (see “Note D. Restructuring Charges”). The Company funds the Qualified Plan’s trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. The Company made a $27,500,000
TIFFANY & CO.

cash contribution to the Qualified Plan in 2009 and plans to contribute approximately $40,000,000 in 2010. However, this expectation is subject to change based on asset performance being significantly different than the assumed long-term rate of return on pension assets.
Effective February 1, 2006, the Qualified Plan was amended to exclude all employees hired on or after January 1, 2006. Instead, employees hired on or after January 1, 2006 will be eligible to receive a defined contribution retirement benefit under the Employee Profit Sharing and Retirement Savings (“EPSRS”) Plan (see “Employee Profit Sharing and Retirement Savings Plan” below). Employees hired before January 1, 2006 will continue to be eligible for and accrue benefits under the Qualified Plan.
The Excess Plan uses the same retirement benefit formula set forth in the Qualified Plan, but includes earnings that are excluded under the Qualified Plan due to Internal Revenue Service Code qualified pension plan limitations. Benefits payable under the Qualified Plan offset benefits payable under the Excess Plan. Employees vested under the Qualified Plan are vested under the Excess Plan; however, benefits under the Excess Plan are subject to forfeiture if employment is terminated for cause and, for those who leave the Company prior to age 65, if they fail to execute and adhere to non-competition and confidentiality covenants. Effective February 1, 2007, the Excess Plan was amended to allow participants with at least 10 years of service who retire after attaining age 55 to receive reduced retirement benefits. In November 2008, the Excess Plan was amended to provide for a voluntary enhanced retirement incentive program for those eligible employees who chose to retire on February 1, 2009 (see “Note D. Restructuring Charges”).
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
TIFFANY & CO.

Effective with the first quarter of 2008, the Company changed the measurement date for its U.S. employee benefit plans from December 31 to January 31 in accordance with the measurement date provisions of U.S. GAAP. The Company has elected to use a “13-month” approach to proportionally allocate the transition adjustment required. The Company recorded a reduction of $1,114,000 to retained earnings and an increase to accumulated other comprehensive income of $41,000 in the fourth quarter of fiscal year 2008.
During the fourth quarter of 2008, the Company recorded a net curtailment gain of $873,000 and special termination benefits of $63,803,000 on its pension and postretirement plans resulting from the overall reduction in the Company’s staffing levels (see “Note D. Restructuring Charges” for further information).
Obligations and Funded Status
The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the plans as of the measurement date:

	January 31,

			Other Postretirement
	Pension Benefits		Benefits
(in thousands)	2010	2009	2010	2009

Change in benefit obligation:

Benefit obligation at beginning of year	$327,837	$273,564	$36,829	$29,291

Adjustment due to change in measurement date	—	2,796	—	291

Service cost	11,444	16,712	1,259	1,663

Interest cost	22,810	17,516	2,641	1,811

Participants’ contributions	—	—	1,812	423

MMA retiree drug subsidy	—	—	159	191

Actuarial loss (gain)	39,290	(32,756)	3,021	(4,867)

Benefits paid	(19,113)	(6,372)	(3,390)	(1,400)

Curtailments	—	(2,289)	—	2,434

Special termination benefits	—	56,811	—	6,992

Translation	(4)	1,855	—	—

Benefit obligation at end of year	382,264	327,837	42,331	36,829

Change in plan assets:

Fair value of plan assets at beginning of year	160,314	238,732	—	—

Actual return on plan assets	30,505	(72,721)	—	—

Employer contribution	29,858	675	1,419	786

Participants’ contributions	—	—	1,812	423

MMA retiree drug subsidy	—	—	159	191

Benefits paid	(19,113)	(6,372)	(3,390)	(1,400)

Fair value of plan assets at end of year	201,564	160,314	—	—

Funded status at end of year	$(180,700)	$(167,523)	$(42,331)	$(36,829)

TIFFANY & CO.

The following tables provide additional information regarding the Company’s pension plans’ projected benefit obligations and assets (included in pension benefits in the table above) and accumulated benefit obligation:

	January 31, 2010

(in thousands)	Qualified	Excess/SRIP	Japan	Total

Projected benefit obligation	$316,080	$54,012	$12,172	$382,264

Fair value of plan assets	201,564	—	—	201,564

Funded status	$(114,516)	$(54,012)	$(12,172)	$(180,700)

Accumulated benefit obligation	$282,579	$30,905	$8,859	$322,343

	January 31, 2009

(in thousands)	Qualified	Excess/SRIP	Japan	Total

Projected benefit obligation	$273,998	$41,632	$12,207	$327,837

Fair value of plan assets	160,314	—	—	160,314

Funded status	$(113,684)	$(41,632)	$(12,207)	$(167,523)

Accumulated benefit obligation	$246,969	$23,923	$9,207	$280,099

At January 31, 2010, the Company had a current liability of $3,755,000 and a non-current liability of $219,276,000 for pension and other postretirement benefits. At January 31, 2009, the Company had a current liability of $3,749,000 and a non-current liability of $200,603,000 for pension and other postretirement benefits.

Amounts recognized in accumulated other comprehensive loss consist of:

	January 31,

	Pension Benefits		Other Postretirement Benefits
(in thousands)	2010	2009	2010	2009

Net actuarial loss (gain)	$79,137	$56,013	$(627)	$(3,646)

Prior service cost (credit)	4,790	5,867	(7,034)	(7,693)
Deferred income tax (benefit) expense	(33,385)	(24,537)	2,390	4,067

	$50,542	$37,343	$(5,271)	$(7,272)

The estimated pre-tax amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost within the next 12 months is as follows:

(in thousands)		Pension Benefits	Other Postretirement Benefits

Net actuarial loss		$2,778		$—

Prior service cost (credit)		1,077		(659)

		$3,855		$(659)

TIFFANY & CO.

Net Periodic Benefit Cost
Net periodic pension and other postretirement benefit expense included the following components:

	Years Ended January 31,
	Pension Benefits			Other Postretirement Benefits
(in thousands)	2010	2009	2008	2010	2009	2008

Net Periodic Benefit Cost:
Service cost	$11,444	$16,712	$17,796	$1,259	$1,663	$1,513
Interest cost	22,810	17,516	15,932	2,641	1,811	1,671
Expected return on plan assets	(14,591)	(15,660)	(13,704)	—	—	—
Amortization of prior service cost	1,077	1,282	1,281	(659)	(790)	(790)
Amortization of net loss	(84)	645	2,957	—	—	10
Settlement loss	191	—	—	—	—	—
Curtailment loss (gain)	—	638	—	—	(1,511)	—
Special termination benefits	—	56,811	—	—	6,992	—

Net expense	$20,847	$77,944	$24,262	$3,241	$8,165	$2,404

Other Amounts Recognized in Other Comprehensive Loss
Other changes in plan assets and benefit obligations recognized in other comprehensive loss are as follows:

	Year Ended January 31, 2010
		Other Postretirement
(in thousands)	Pension Benefits	Benefits

Net expense	$20,847	$3,241

Net actuarial loss	$23,044	$3,019
Recognized actuarial gain	84	—
Recognized prior service (cost) credit	(1,077)	659
Translation	(4)	—

Total recognized in other comprehensive loss	$22,047	$3,678

Total recognized in net periodic benefit cost and other comprehensive loss	$42,894	$6,919

TIFFANY & CO.

	Year Ended January 31, 2009
		Other Postretirement
(in thousands)	Pension Benefits	Benefits

Net expense	$77,944	$8,165

Net actuarial loss (gain)	$55,376	$(2,377)
Recognized actuarial loss	(645)	—
Prior service (credit) cost	(1,373)	1,456
Recognized prior service (cost) credit	(1,282)	790
Translation	202	—

Total recognized in other comprehensive loss	$52,278	$(131)

Total recognized in net periodic benefit cost and other comprehensive loss	$130,222	$8,034

Assumptions
Weighted-average assumptions used to determine benefit obligations:

	January 31,
	2010	2009
Discount rate:
Qualified Plan	6.50%	7.25%
Excess Plan / SRIP	6.75%	7.50%
Japan Plan	3.00%	2.75%
Other Postretirement Benefits	6.75%	7.25%
Rate of increase in compensation:
Qualified Plan	3.75%	4.00%
Excess Plan	5.25%	5.50%
SRIP	8.25%	8.50%
Japan Plan	2.50%	2.25%
Weighted-average assumptions used to determine net periodic benefit cost:

	Years Ended January 31,
	2010	2009	2008
Discount rate:
Qualified Plan	7.25%	6.50%	6.00%
Excess Plan / SRIP	7.50%	6.50%	6.00%
Japan Plan	2.75%	2.75%	2.75%
Other Postretirement Benefits	7.25%	6.50%	6.00%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation:
Qualified Plan	4.00%	4.00%	3.50%
Excess Plan	5.50%	5.50%	5.00%
SRIP	8.50%	8.50%	8.00%
Japan Plan	2.25%	2.25%	2.25%
TIFFANY & CO.

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
For postretirement benefit measurement purposes, an 8.00% annual rate of increase in the per capita cost of covered health care was assumed for 2010. The rate was assumed to decrease gradually to 5.00% by 2016 and remain at that level thereafter.
Assumed health-care cost trend rates affect amounts reported for the Company’s postretirement health-care benefits plan. A one-percentage-point increase in the assumed health-care cost trend rate would increase the Company’s accumulated postretirement benefit obligation by $569,000 and the aggregate service and interest cost components of net periodic postretirement benefits by $58,000 for the year ended January 31, 2010. Decreasing the assumed health-care cost trend rate by one-percentage-point would decrease the Company’s accumulated postretirement benefit obligation by $546,000 and the aggregate service and interest cost components of net periodic postretirement benefits by $55,000 for the year ended January 31, 2010.
Plan Assets
The Company’s investment objectives, related to Qualified Plan assets, are the preservation of principal and the achievement of a reasonable rate of return over time. The Qualified Plan’s assets are allocated based on an expectation that equity securities will outperform debt securities over the long term. The Company’s target asset allocations are as follows: 60% - 70% in equity securities; 20% - 30% in debt securities; and 5% - 15% in other securities. The Company attempts to mitigate investment risk by rebalancing asset allocation periodically.
The fair value of the Company’s Qualified Plan assets at January 31, 2010, by asset category is as follows:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
	January 31,
(in thousands)	2010	Level 1	Level 2	Level 3

Equity securities:
Common/collective trusts [a]	$135,425	$—	$135,425	$—
Fixed income securities:
Government bonds	27,491	18,627	8,864	—
Corporate bonds	24,320	—	24,320	—
Mortgage obligations	2,045	—	2,045	—
Other types of investments:
Limited partnerships	11,692	—	—	11,692
Multi-strategy hedge fund	591	—	—	591

	$201,564	$18,627	$170,654	$12,283

[a]	Common/collective trusts include investments in U.S. and international large, middle and small capitalization equities.
TIFFANY & CO.

		Multi-strategy
(in thousands)	Limited partnerships	hedge fund

Beginning balance at February 1, 2009	$15,774	$1,613
Unrealized (loss) gain, net	(4,716)	126
Realized loss, net	(85)	(379)
Purchases, sales and settlements, net	719	(769)

Ending balance at January 31, 2010	$11,692	$591

Valuation Techniques
Investments in common/collective trusts are stated at estimated fair value which represents the net asset value of shares held by the Qualified Plan as reported by the investment advisor of the common/collective trusts. Investments in limited partnerships are valued at estimated fair value based on financial information received from the investment advisor and/or general partner. The net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of shares outstanding.
Securities traded on the national securities exchange (certain government bonds) are valued at the last reported sales price or closing price on the last business day of the fiscal year. Investments traded in the over-the-counter market and listed securities for which no sales were reported (certain government bonds and corporate bonds and mortgage obligations) are valued at the last reported bid price.
Investments in multi-strategy hedge funds are valued at fair value, generally at an amount equal to the net asset value of the investment in the underlying funds as determined by the underlying fund’s general partner or manager. If no such information is available, a value is determined by the investment manager.
Benefit Payments
The Company expects the following future benefit payments to be paid:

	Pension Benefits	Other Postretirement Benefits
Years Ending January 31,	(in thousands)	(in thousands)

2011	$ 18,191	$ 2,297
2012	18,416	2,422
2013	18,551	2,371
2014	18,586	2,308
2015	19,026	2,314
2016-2020	113,818	11,258
Employee Profit Sharing and Retirement Savings Plan
The Company maintains an EPSRS Plan that covers substantially all U.S.-based employees. Under the profit-sharing feature of the EPSRS Plan, the Company makes contributions, in the form of newly-issued Company Common Stock, to the employees’ accounts based on the achievement of certain targeted earnings objectives established by, or as otherwise determined by, the Company’s Board of Directors. The Company recorded expense of $5,000,000 and $4,750,000 in 2009 and 2007. The Company did not meet its targeted earnings objectives in 2008 and, therefore, did not record any expense. Under the retirement savings feature of the EPSRS Plan, employees who meet certain eligibility requirements may participate by contributing up to 15% of their annual compensation, and the Company may provide up to a 50% matching cash contribution up to 6%
TIFFANY & CO.

of each participant’s total compensation. The Company recorded expense of $5,506,000, $7,440,000 and $6,940,000 in 2009, 2008 and 2007. Contributions to both features of the EPSRS Plan are made in the following year.
Under the profit-sharing feature of the EPSRS Plan, the Company’s stock contribution is required to be maintained in such stock until the employee has two or more years of service, at which time the employee may diversify his or her Company stock account into other investment options provided under the plan. Under the retirement savings portion of the EPSRS Plan, the employees have the ability to elect to invest their contribution and the matching contribution in Company stock. At January 31, 2010, investments in Company stock represented 26% of total EPSRS Plan assets.
Effective as of February 1, 2006, the EPSRS Plan was amended to provide a defined contribution retirement benefit (“DCRB”) to eligible employees hired on or after January 1, 2006 (see “Pensions and Other Postretirement Benefits” above). Under the DCRB, the Company makes contributions each year to each employee’s account at a rate based upon age and years of service. These contributions are deposited into individual accounts set up in each employee’s name to be invested in a manner similar to the retirement savings portion of the EPSRS Plan. The Company recorded expense of $1,685,000, $1,606,000 and $1,032,000 in 2009, 2008 and 2007.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for directors, executives and certain management employees, whereby eligible participants may defer a portion of their compensation for payment at specified future dates, upon retirement, death or termination of employment. The deferred compensation is adjusted to reflect performance, whether positive or negative, of selected investment options, chosen by each participant, during the deferral period. The amounts accrued under the plans were $18,611,000 and $15,423,000 at January 31, 2010 and 2009, and are reflected in other long-term liabilities. The Company does not promise or guarantee any rate of return on amounts deferred.
Q.    INCOME TAXES
Earnings from continuing operations before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2010	2009	2008

United States	$226,347	$228,303	$400,568
Foreign	163,627	137,456	178,763

	$389,974	$365,759	$579,331

TIFFANY & CO.

Components of the provision for income taxes were as follows:

	Years Ended January 31,
(in thousands)	2010	2009	2008

Current:
Federal	$73,948	$58,432	$150,743
State	25,927	15,650	26,744
Foreign	39,262	44,896	149,975

	139,137	118,978	327,462

Deferred:
Federal	(17,711)	10,679	(72,647)
State	(8,931)	5,978	(9,698)
Foreign	11,803	(2,031)	(35,785)

	(14,839)	14,626	(118,130)

	$124,298	$133,604	$209,332

Reconciliations of the provision for income taxes at the statutory Federal income tax rate to the Company’s effective income tax rate were as follows:

	Years Ended January 31,
	2010	2009	2008

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.4	3.7	2.7
Foreign losses with no tax benefit	1.3	2.5	0.7
Undistributed foreign earnings	(3.4)	(4.8)	(0.8)
Net change in uncertain tax positions	(1.7)	1.2	(0.7)
Domestic manufacturing deduction	(1.0)	(0.9)	(0.7)
Other	(0.7)	(0.2)	(0.1)

	31.9%	36.5%	36.1%

The Company has the intent to indefinitely reinvest any undistributed earnings of primarily all foreign subsidiaries. As of January 31, 2010 and 2009, the Company has not provided deferred taxes on approximately $226,000,000 and $153,000,000 of undistributed earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. U.S. Federal income taxes of approximately $40,700,000 and $30,100,000 would be incurred if these earnings were distributed.
TIFFANY & CO.

Deferred tax assets (liabilities) consisted of the following:

	January 31,
(in thousands)	2010	2009

Deferred tax assets:
Pension/postretirement benefits	$76,778	$69,821
Accrued expenses	23,365	22,750
Share-based compensation	27,934	30,289
Depreciation	20,354	15,494
Foreign and state net operating losses	28,863	33,957
Notes receivable	3,675	3,675
Sale-leaseback	81,951	84,248
Other	27,849	38,604

	290,769	298,838
Valuation allowance	(24,433)	(27,486)

	266,336	271,352

Deferred tax liabilities:
Inventory	(27,131)	(43,133)
Foreign tax credit	(50,233)	(55,298)
Other	—	—

	(77,364)	(98,431)

Net deferred tax asset	$188,972	$172,921

The Company has recorded a valuation allowance against certain deferred tax assets related to state and foreign net operating loss carryforwards where recovery is uncertain. The overall valuation allowance relates to tax loss carryforwards and temporary differences for which no benefit is expected to be realized. Tax loss carryforwards of approximately $12,000,000, $21,000,000 and $93,000,000 exist in certain Federal, state and foreign jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from January 2011 through January 2030.
The Company adopted new accounting guidance which clarifies the accounting for uncertainty in income tax positions on February 1, 2007. As a result of the implementation of this new guidance, the Company recorded a non-cash cumulative transition charge of $4,299,000 as a reduction to the February 1, 2007 balance of retained earnings.
The Company recognizes interest expense and penalties related to unrecognized tax benefits within provision for income taxes in the accompanying consolidated statement of earnings. During the years ended January 31, 2010, 2009 and 2008, the Company recognized approximately ($3,112,000), $3,497,000 and ($2,569,000) of (income)/expense associated with interest and penalties. Accrued interest and penalties are included within accounts payable and accrued liabilities and other long-term liabilities in the consolidated balance sheet, and were $3,305,000 and $6,464,000 at January 31, 2010 and 2009.
TIFFANY & CO.

The following table reconciles the unrecognized tax benefits from the beginning of the period to the end of the period for the years ended January 31, 2010, 2009 and 2008:

	January 31,
(in thousands)	2010	2009	2008

Unrecognized tax benefits at beginning of year	$48,016	$30,306	$32,118
Gross increases – tax positions in prior period	5,256	10,161	13,413
Gross decreases – tax positions in prior period	(12,478)	(1,125)	(16,030)
Gross increases – current period tax positions	6,441	8,888	6,654
Settlements	(3,518)	(214)	(4,805)
Lapse of statute of limitations	(11,491)	—	(1,044)

Unrecognized tax benefits at end of year	$32,226	$48,016	$30,306

Included in the balance of unrecognized tax benefits at January 31, 2010, 2009 and 2008 are $12,355,000, $18,632,000 and $14,292,000 of tax benefits that, if recognized, would affect the effective income tax rate.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including New York state (tax years 2004-2007) and Japan (tax years 2003-2008). Tax years from 2001–present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company does not anticipate any material changes to the total gross amount of unrecognized income tax benefits over the next 12 months. Future developments may result in a change in this assessment.
R.    SEGMENT INFORMATION
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
TIFFANY & CO.

Certain information relating to the Company’s segments is set forth below:

	Years Ended January 31,
(in thousands)	2010	2009	2008

Net sales:
Americas	$1,410,845	$1,586,636	$1,759,868
Asia-Pacific	957,161	921,988	853,759
Europe	311,800	284,630	243,579

Total reportable segments	2,679,806	2,793,254	2,857,206
Other	29,898	55,605	70,545

	$2,709,704	$2,848,859	$2,927,751

Earnings (losses) from continuing operations: *
Americas	$273,778	$317,964	$395,011
Asia-Pacific	242,547	233,958	227,117
Europe	64,271	58,725	57,385

Total reportable segments	580,596	610,647	679,513
Other	(10,881)	(5,198)	(2,920)

	$569,715	$605,449	$676,593

*Represents earnings (losses) from continuing operations before unallocated corporate expenses, other operating income, restructuring charges and interest expense, financing costs and other income, net.
The Company’s CODM does not evaluate the performance of the Company’s assets on a segment basis for internal management reporting and, therefore, such information is not presented.
The following table sets forth reconciliations of the segments’ earnings from continuing operations to the Company’s consolidated earnings from continuing operations before income taxes:

	Years Ended January 31,
(in thousands)	2010	2009	2008

Earnings from continuing operations for segments	$569,715	$605,449	$676,593
Unallocated corporate expenses	(129,665)	(101,889)	(127,007)
Restructuring charges	—	(97,839)	—
Other operating income	4,442	—	105,051
Other operating expenses	(4,000)	(11,062)	(67,193)
Interest expense, financing costs and other income, net	(50,518)	(28,900)	(8,113)

Earnings from continuing operations before income taxes	$389,974	$365,759	$579,331

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.
Restructuring charges for the year ended January 31, 2009 represents a $97,839,000 pre-tax charge associated with the Company’s staffing reduction initiatives (see “Note D. Restructuring Charges”).
TIFFANY & CO.

Other operating income for the year ended January 31, 2010 represents $4,442,000 of income received in connection with the assignment of the Tahera commitments and liens to an unrelated third party (see “Note L. Commitments and Contingencies”). Other operating income for the year ended January 31, 2008 includes the $105,051,000 pre-tax gain on the sale-leaseback of the land and building housing a TIFFANY & CO. store in Tokyo’s Ginza shopping district.
Other operating expenses for the year ended January 31, 2010 represents $4,000,000 paid to terminate a third-party management agreement (see “Note C. Acquisitions & Dispositions”). Other operating expenses for the year ended January 31, 2009 represents the $11,062,000 pre-tax impairment charge related to the Company’s investment in Target (see “Note L. Commitments and Contingencies”). Other operating expenses for the year ended January 31, 2008 includes the $47,981,000 pre-tax impairment charge on the note receivable from Tahera (see “Note L. Commitments and Contingencies”) and the $19,212,000 pre-tax charge related to management’s decision to discontinue certain watch models as a result of the Company’s agreement by which The Swatch Group Ltd. will design, manufacture, distribute and market TIFFANY & CO. brand watches worldwide.
Sales to unaffiliated customers and long-lived assets by geographic areas were as follows:

	Years Ended January 31,
(in thousands)	2010	2009	2008

Net sales:
United States	$1,338,216	$1,535,893	$1,723,119
Japan	512,989	533,474	498,501
Other countries	858,499	779,492	706,131

	$2,709,704	$2,848,859	$2,927,751

Long-lived assets:
United States	$560,450	$626,140	$658,141
Japan	34,334	39,524	15,427
Other countries	121,558	106,587	104,329

	$716,342	$772,251	$777,897

Classes of Similar Products

	Years Ended January 31,
(in thousands)	2010	2009	2008

Net sales:
Gemstone jewelry and band rings	$715,353	$751,547	$813,173
Diamond rings and wedding bands	575,267	568,350	528,512
Non-gemstone gold or platinum jewelry	329,495	316,204	332,639
Non-gemstone sterling silver jewelry	824,598	841,887	837,532
All other	264,991	370,871	415,895

	$2,709,704	$2,848,859	$2,927,751

Certain reclassifications have been made to the prior years’ classes of similar products to conform to the current year presentation.
TIFFANY & CO.

S. QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009 Quarters Ended
(in thousands, except per share amounts)	April 30	July 31[a]	October 31[b]	January 31

Net sales	$517,615	$612,493	$598,212	$981,384
Gross profit	289,219	337,452	327,803	575,745
Earnings from continuing operations	59,514	89,554	66,817	224,607
Net earnings from continuing operations	27,443	56,717	43,309	138,207
Net earnings	24,341	56,776	43,339	140,367
Net earnings from continuing operations per share:
Basic	$0.22	$0.46	$0.35	$1.10

Diluted	$0.22	$0.46	$0.34	$1.09

Net earnings per share:
Basic	$0.20	$0.46	$0.35	$1.12

Diluted	$0.20	$0.46	$0.35	$1.10

[a]	Includes (i) $5,662,000 tax benefit associated with favorable reserve adjustments relating to the settlement of certain tax audits and (ii) $4,442,000 pre-tax income in connection with the assignment of the Tahera commitments and liens to an unrelated third party (see “Note L. Commitments and Contingencies”), which in total benefited net earnings from continuing operations and net earnings by $0.07 per diluted share in the quarter.
[b]	Includes (i) $5,558,000 tax benefit associated with favorable reserve adjustments relating to the expiration of statutory periods and (ii) $4,000,000 pre-tax expense related to the termination of a third-party management agreement (see “Note C. Acquisitions & Dispositions”), which in total benefited net earnings from continuing operations and net earnings by $0.01 per diluted share in the quarter.

	2008 Quarters Ended
(in thousands, except per share amounts)	April 30	July 31	October 31	January 31[a]

Net sales	$665,480	$729,634	$616,152	$837,593
Gross profit	380,018	421,876	347,125	497,423
Earnings from continuing operations	106,686	134,329	81,503	72,141
Net earnings from continuing operations	66,546	82,640	45,556	37,413
Net earnings	64,390	80,770	43,777	31,085
Net earnings from continuing operations per share:
Basic	$0.53	$0.66	$0.37	$0.30

Diluted	$0.52	$0.64	$0.36	$0.30

Net earnings per share:
Basic	$0.51	$0.64	$0.35	$0.25

Diluted	$0.50	$0.63	$0.35	$0.25

[a]	Includes (i) a pre-tax charge of $97,839,000 related to the Company’s restructuring actions announced during the fourth quarter of 2008 (see “Note D. Restructuring Charges”); (ii) a pre-tax charge of $12,373,000 related to the impairment of the investment in Target (see “Note L. Commitments and Contingencies”); (iii) a pre-tax charge of $7,549,000 related to the Company’s plans to close its IRIDESSE stores, included within discontinued operations (see “Note C. Acquisitions & Dispositions”); and (iv) a pre-tax charge of $3,382,000 for the closing of a diamond polishing facility (see “Note C. Acquisitions & Dispositions”). In total, these items reduced net earnings from continuing operations by $0.56 per diluted share and net earnings by $0.60 per diluted share in the quarter.
The sum of the quarterly net earnings per share amounts in the above tables may not equal the full-year amount since the computations of the weighted-average number of common-equivalent shares outstanding for each quarter and the full year are made independently.
TIFFANY & CO.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
NONE
Item 9A.    Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Registrant’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
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
The Registrant’s chief executive officer and chief financial officer have determined that there have been no changes in the Registrant’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
The Registrant’s management, including its chief executive officer and chief financial officer, necessarily applied their judgment in assessing the costs and benefits of such controls and procedures. By their nature, such controls and procedures cannot provide absolute certainty, but can provide reasonable assurance regarding management’s control objectives. Our chief executive officer and our chief financial officer have concluded that the Registrant’s disclosure controls and procedures are (i) designed to provide such reasonable assurance and (ii) are effective at that reasonable assurance level.
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
TIFFANY & CO.

augmented by written policies and procedures, the careful selection and training of qualified personnel and a program of internal audit.
The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is shown on page K-44. The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with financial management and the independent registered public accounting firm to discuss specific accounting, financial reporting and internal control matters. Both the independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee. Each year the Audit Committee selects the firm that is to perform audit services for the Company.
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2010 based on criteria in Internal Control – Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of January 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown on page K-44.
/s/ Michael J. Kowalski
Chairman of the Board and Chief Executive Officer
/s/ James N. Fernandez
Executive Vice President and Chief Financial Officer
Item 9B.    Other Information.
NONE
TIFFANY & CO.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.
Incorporated by reference from the sections titled “Ownership by Directors, Director Nominees and Executive Officers,” “Compliance of Directors, Executive Officers and Greater-Than-Ten-Percent Stockholders with Section 16(a) Beneficial Ownership Reporting Requirements” and “DISCUSSION OF PROPOSALS PRESENTED BY THE BOARD. Item 1. Election of Directors” in Registrant’s Proxy Statement dated April 9, 2010.
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
See Registrant’s Proxy Statement dated April 9, 2010, for information within the section titled “Business Conduct Policy and Code of Ethics.”

Item 11.	Executive Compensation.
Incorporated by reference from the section titled “COMPENSATION OF THE CEO AND OTHER EXECUTIVE OFFICERS” in Registrant’s Proxy Statement dated April 9, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from the section titled “OWNERSHIP OF THE COMPANY” in Registrant’s Proxy Statement dated April 9, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
See Executive Officers of the Registrant and Board of Directors information incorporated by reference from the sections titled “Independent Directors Constitute a Majority of the Board,” “TRANSACTIONS WITH RELATED PERSONS” and “EXECUTIVE OFFICERS OF THE COMPANY” in Registrant’s Proxy Statement dated April 9, 2010.

Item 14.	Principal Accountant Fees and Services.
Incorporated by reference from the section titled “Fees and Services of PricewaterhouseCoopers LLP” in Registrant’s Proxy Statement dated April 9, 2010.
TIFFANY & CO.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) List of Documents Filed As Part of This Report:
1.    Financial Statements
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of January 31, 2010 and 2009.
Consolidated Statements of Earnings for the years ended January 31, 2010, 2009 and 2008.
Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended January 31, 2010, 2009 and 2008.
Consolidated Statements of Cash Flows for the years ended January 31, 2010, 2009 and 2008.
Notes to Consolidated Financial Statements.
2.    Financial Statement Schedules
The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements:
          Schedule II - Valuation and Qualifying Accounts and Reserves.
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
3.    Exhibits
The following exhibits have been filed with the Securities and Exchange Commission, but are not attached to copies of this Annual Report on Form 10-K other than complete copies filed with said Commission and the New York Stock Exchange:

Exhibit	Description

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 8-K dated May 16, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 20, 1999. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 10-Q for the Fiscal Quarter ended July 31, 1999.

3.1a	Amendment to Certificate of Incorporation of Registrant dated May 18, 2000. Previously filed as Exhibit 3.1b to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2001.

3.2	Restated By-Laws of Registrant, as last amended July 19, 2007. Incorporated by reference from Exhibit 3.2 to Registrant’s Report on Form 8-K dated July 20, 2007.
TIFFANY & CO.

Exhibit	Description

10.122	Agreement dated as of April 3, 1996 among American Family Life Assurance Company of Columbus, Japan Branch, Tiffany & Co. Japan, Inc., Japan Branch, and Registrant, as Guarantor, for yen 5,000,000,000 Loan Due 2011. Incorporated by reference from Exhibit 10.122 filed with Registrant’s Report on Form 10-Q for the Fiscal quarter ended April 30, 1996.

10.122a	Amendment No. 1 to the Agreement referred to in Exhibit 10.122 above dated November 18, 1998. Incorporated by reference from Exhibit 10.122a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.122b	Guarantee by Tiffany & Co. of the obligations under the Agreement referred to in Exhibit 10.122 above dated April 3, 1996. Incorporated by reference from Exhibit 10.122b filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122c	Amendment No. 2 to Guarantee referred to in Exhibit 10.122b above, dated October 15, 1999. Incorporated by reference from Exhibit 10.122c filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122d	Amendment No. 3 to Guarantee referred to in Exhibit 10.122b above, dated July 16, 2002. Incorporated by reference from Exhibit 10.122d filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122e	Amendment No. 4 to Guarantee referred to in Exhibit 10.122b above, dated December 9, 2005. Incorporated by reference from Exhibit 10.122e filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 2006.

10.122f	Amendment No. 5 to Guarantee referred to in Exhibit 10.122b above, dated May 31, 2006.

10.123	Agreement made effective as of February 1, 1997 by and between Tiffany and Elsa Peretti. Incorporated by reference from Exhibit 10.123 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1997.

10.126	Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B, and 4.7 thereto, dated as of December 30, 1998 in respect of Registrant’s $60 million principal amount 6.90% Series A Senior Notes due December 30, 2008 and $40 million principal amount 7.05% Series B Senior Notes due December 30, 2010. Incorporated by reference from Exhibit 10.126 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.126a	First Amendment and Waiver Agreement to Form of Note Purchase Agreement referred to in previously filed Exhibit 10.126, dated May 16, 2002. Incorporated by reference from Exhibit 10.126a filed with Registrant’s Report on Form 8-K dated June 10, 2002.

10.128	Agreement and Memorandum of Agreement made the 1st day of February 2009 by and between Tiffany & Co. Japan Inc. and Mitsukoshi Ltd. of Japan. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Report on Form 8-K dated February 18, 2009.
TIFFANY & CO.

Exhibit	Description

10.132	Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B and 4.7 thereto, dated as of July 18, 2002 in respect of Registrant’s $40,000,000 principal amount 6.15% Series C Notes due July 18, 2009 and $60,000,000 principal amount 6.56% Series D Notes due July 18, 2012. Incorporated by reference from Exhibit 10.132 filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.133	Guaranty Agreement dated July 18, 2002 with respect to the Note Purchase Agreements (see Exhibit 10.132 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.133 filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.134	Translation of Condition of Bonds applied to Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 yen issued September 30, 2003 (for Qualified Investors Only). Incorporated by reference from Exhibit 10.134 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.135	Translation of Application of Bonds for Tiffany & Co. Japan Inc. First Series Yen Bonds due 2010 in the aggregate principal amount of 15,000,000,000 yen issued September 30, 2003 (for Qualified Investors Only). Incorporated by reference from Exhibit 10.135 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.135a	Translation of Amendment of Application of Bonds referred to in Exhibit 10.135. Incorporated by reference from Exhibit 10.135a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.136	Payment Guarantee dated September 30, 2003 made by Tiffany & Co. for the benefit of the Qualified Investors of the Bonds referred to in Exhibit 10.134. Incorporated by reference from Exhibit 10.136 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

10.145	Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.

10.145a	First Addendum to the Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.

10.146	Credit Agreement dated as of July 31, 2009 by and among Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc. and each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York Mellon, as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.146 filed with Registrant’s Report on Form 8-K dated August 4, 2009.
TIFFANY & CO.

Exhibit	Description

10.147	Guaranty Agreement dated as of July 31, 2009, with respect to the Credit Agreement (see Exhibit 10.146 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. and The Bank of New York Mellon, as Administrative Agent. Incorporated by reference from Exhibit 10.147 filed with Registrant’s Report on Form 8-K dated August 4, 2009.

10.149	Lease Agreement made as of September 28, 2005 between CLF Sylvan Way LLC and Tiffany and Company, and form of Registrant’s guaranty of such lease. Incorporated by reference from Exhibit 10.149 filed with Registrant’s Report on Form 8-K dated September 23, 2005.

10.155	Form of Note Purchase and Private Shelf Agreement dated as of December 23, 2008 by and between Registrant and various institutional note purchasers with respect to Registrant’s $100 million principal amount 9.05% Series A Senior Notes due December 23, 2015 and up to $50 Million Private Shelf Facility. Incorporated by reference from Exhibit 10.155 filed with Registrant’s Report on Form 8-K dated February 13, 2009.

10.156	Guaranty Agreement dated December 23, 2008 with respect to the Note Purchase Agreements (see Exhibit 10.155 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.156 filed with Registrant’s Report on Form 8-K dated February 13, 2009.

10.157	Form of Note Purchase Agreement dated as of February 12, 2009 by and between Registrant and certain subsidiaries of Berkshire Hathaway Inc. with respect to Registrant’s $125 million principal amount 10% Series A-2009 Senior Notes due February 13, 2017 and $125 million principal amount 10% Series B-2009 Senior Notes due February 13, 2019. Incorporated by reference from Exhibit 10.157 filed on Registrant’s Report on Form 8-K dated February 13, 2009.

10.158	Guaranty Agreement dated February 12, 2009 with respect to the Note Purchase Agreements (see Exhibit 10.157 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.158 filed on Registrant’s Report on Form 8-K dated February 13, 2009.

10.159	Form of Note Purchase and Private Shelf Agreement dated as of April 9, 2009 by and between Registrant and various institutional note purchasers with respect to the Registrant’s $50 million principal amount 10% Series A Senior Notes due April 9, 2018 and up to $100 million Private Shelf Facility. Incorporated by reference from Exhibit 10.159 filed on Registrant’s Report on Form 8-K dated April 13, 2009.

10.160	Guaranty Agreement dated April 9, 2009 with respect to the Note Purchase and Private Shelf Agreement (see Exhibit 10.159 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. Incorporated by reference from Exhibit 10.160 filed on Registrant’s Report on Form 8-K dated April 13, 2009.

14.1	Code of Business and Ethical Conduct and Business Conduct Policy. Incorporated by reference from Exhibit 14.1 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.
TIFFANY & CO.

Exhibit	Description

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Executive Compensation Plans and Arrangements

Exhibit	Description

4.3	Registrant’s 1998 Directors Option Plan. Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

4.3a	Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 4.3a filed with Registrant’s Report on Form 8-K dated March 23, 2009.

4.4	Registrant’s Amended and Restated 1998 Employee Incentive Plan effective May 19, 2005. Previously filed as Exhibit 4.3 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.3	Registrant’s 1986 Stock Option Plan and terms of stock option agreement, as last amended on July 16, 1998. Incorporated by reference from Exhibit 10.3 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.49a	Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers (Corrected Version). Incorporated by reference from Exhibit 10.49a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.60	Registrant’s 1988 Director Stock Option Plan and form of stock option agreement, as last amended on November 21, 1996. Incorporated by reference from Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1997.

10.106	Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as initially amended effective November 23, 2005 and as amended effective July 15, 2009. Incorporated by reference from Exhibit 10.106 filed with Registrant’s Report on form 8-K dated March 25, 2010.
TIFFANY & CO.

Exhibit	Description

10.108	Registrant’s Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit 10.108 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.109	Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.114	1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of January 31, 2009. Incorporated by reference from Exhibit 10.114 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.127c	Form of 2009 Retention Agreement between and among Registrant and Tiffany and Company (“Tiffany”) and those executive officers indicated within the form and Appendices I and II to such Agreement. Incorporated by reference from Exhibit 10.127c filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.128	Group Long Term Disability Insurance Policy issued by First Reliance Standard, Policy No. LTD 109406 on April 28, 2009. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Report on Form 8-K dated March 25, 2010.

10.137	Summary of arrangements for the payment of premiums on life insurance policies owned by executive officers. Incorporated by reference from Exhibit 10.137 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.138	2004 Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits, Amended and Restated as of January 12, 2009. Incorporated by reference from Exhibit 10.138 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.139d	Form of Fiscal 2010 Cash Incentive Award Agreement for certain executive officers adopted on March 17, 2010 under Registrant’s 2005 Employee Incentive Plan as Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.139d filed with Registrant’s Report on Form 8-K dated March 25, 2010.

10.140	Form of Terms of Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.140 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.140a	Form of Non-Competition and Confidentiality Covenants for use in connection with Performance-Based Restricted Stock Unit Grants to Registrant’s Executive Officers and Time-Vested Restricted Unit Awards made to other officers of Registrant’s affiliated companies pursuant to the Registrant’s 2005 Employee Incentive Plan and pursuant to the Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits. Incorporated by reference from Exhibit 10.140a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.140b	Terms of 2009 Performance-Based Restricted Stock Unit Grants to Executive
TIFFANY & CO.

Exhibit	Description

Officers under Registrant’s 2005 Employee Incentive Plan as adopted on January 28, 2009 for use with grants made that same date. Incorporated by reference from Exhibit 10.140b filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.140c	Terms of 2010 Performance-Based Restricted Stock Unit grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan as adopted on January 20, 2010 for use with grants made that same date. Incorporated by reference from Exhibit 10.140c filed with Registrant’s Report on Form 8-K dated January 25, 2010.

10.140d	Form of Notice of Grant as referenced in and attached to the Terms of 2010 Performance-Based Restricted Stock Unit grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan as adopted on January 20, 2010 (Exhibit 10.140c) and completed on March 17, 2010 for use with the grants made on January 20, 2010. Incorporated by reference from Exhibit 10.140d filed with Registrant’s Report on Form 8-K dated March 25, 2010.

10.142	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Directors Option Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.142 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.143	Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.143 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.143a	Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005. Incorporated by reference from Exhibit 10.143a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.144	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.144a	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.144b	Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to Executive Officers subsequent to that date). Incorporated by reference from Exhibit 10.144b filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.150	Form of Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 1998 Employee Incentive Plan and 2005 Employee Incentive Plan. Incorporated by reference as previously filed as Exhibit 10.146 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.150a	Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to employees other than Executive Officers subsequent to that date). Incorporated by
TIFFANY & CO.

Exhibit	Description
reference from Exhibit 10.150a filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.151	Registrant’s 2005 Employee Incentive Plan as adopted May 19, 2005. Incorporated by reference as previously filed as Exhibit 10.145 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.151a	Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.151a filed with Registrant’s Report on Form 8-K dated March 26, 2007.

10.152	Share Ownership Policy for Executive Officers and Directors, Amended and Restated as of March 15, 2007. Incorporated by reference from Exhibit 10.152 filed with Registrant’s Report on Form 8-K dated March 22, 2007.

10.153	Corporate Governance Principles, Amended and Restated as of March 15, 2007. Incorporated by reference from Exhibit 10.153 filed with Registrant’s Report on Form 8-K dated March 22, 2007.
TIFFANY & CO.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2010	Tiffany & Co. (Registrant)
	By:	/s/ Michael J. Kowalski

Michael J. Kowalski Chief Executive Officer
TIFFANY & CO.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Michael J. Kowalski	By:	/s/ James N. Fernandez

	Michael J. Kowalski		James N.Fernandez
	Chairman of the Board and Chief		Executive Vice President and Chief
	Executive Officer		Financial Officer
	(principal executive officer) (director)		(principal financial officer)

By:	/s/ Henry Iglesias	By:	/s/ Rose Marie Bravo

	Henry Iglesias		Rose Marie Bravo
	Vice President and Controller		Director
(principal accounting officer)

By:	/s/ Gary E. Costley	By:	/s/ Lawrence K. Fish

	Gary E. Costley		Lawrence K. Fish
	Director		Director

By:	/s/ Abby F. Kohnstamm	By:	/s/ Charles K. Marquis

	Abby F. Kohnstamm		Charles K. Marquis
	Director		Director

By:	/s/ Peter W. May	By:	/s/ J. Thomas Presby

	Peter W. May		J. Thomas Presby
	Director		Director

By:	/s/ William A. Shutzer

William A. Shutzer
Director
March 30, 2010
TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged			Balance at
	beginning of	costs and	to other			end of
Description	period	expenses	accounts	Deductions		period

Year Ended January 31, 2010:

Reserves deducted from assets:

Accounts receivable allowances:

Doubtful accounts	$4,694	$5,046	$–	$3,454	[a]	$6,286

Sales returns	5,240	2,034	–	668	[b]	6,606

Allowance for inventory liquidation and obsolescence	43,956	31,599	–	29,321	[c]	46,234

Allowance for inventory shrinkage	922	2,377	–	2,345	[d]	954

Deferred tax valuation allowance	27,486	5,505	–	8,558	[e]	24,433

a)	Uncollectible accounts written off.
b)	Adjustment related to sales returns previously provided for.
c)	Liquidation of inventory previously written down to market.
d)	Physical inventory losses.
e)	Utilization of deferred tax loss carryforwards and the reversal of deferred tax valuation allowances.
TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
		Charged
	Balance at	to costs	Charged			Balance at
	beginning	and	to other			end of
Description	of period	expenses	accounts	Deductions		period

Year Ended January 31, 2009:

Reserves deducted from assets:

Accounts receivable allowances:

Doubtful accounts	$3,355	$5,963	$–	$4,624	[a]	$4,694

Sales returns	6,357	1,611	–	2,728	[b]	5,240

Allowance for inventory liquidation and obsolescence	49,226	27,296	–	32,566	[c]	43,956

Allowance for inventory shrinkage	684	3,210	–	2,972	[d]	922

Deferred tax valuation allowance	20,726	6,760	–	–		27,486

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