Form 10-Q
period 2010-04-30
TIFFANY & CO
filed 2010-06-01
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________
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
Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No _____
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___  No ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer _____

Non-accelerated filer (Do not check if a smaller reporting company) _____	Smaller reporting company _____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___  No   X
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 127,154,368 shares outstanding at the close of business on May 31, 2010.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2010

PART I – FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – April 30, 2010, January 31, 2010 and April 30, 2009 (Unaudited)	3

	Condensed Consolidated Statements of Earnings – for the three months ended April 30, 2010 and 2009 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity – for the three months ended April 30, 2010 and Comprehensive Earnings – for the three months ended April 30, 2010 and 2009 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows – for the three months ended April 30, 2010 and 2009 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	27-29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	31

	(a) Exhibits
EX-10.106
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I.        Financial Information
Item 1.          Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	April 30, 2010	January 31, 2010	April 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$673,750	$785,702	$303,729
Accounts receivable, less allowances of $11,482, $12,892 and $8,837	139,879	158,706	135,437
Inventories, net	1,473,730	1,427,855	1,553,717
Deferred income taxes	6,514	6,651	12,130
Prepaid expenses and other current assets	87,586	66,752	120,772

Total current assets	2,381,459	2,445,666	2,125,785

Property, plant and equipment, net	673,786	685,101	721,452
Deferred income taxes	185,952	183,825	165,482
Other assets, net	177,510	173,768	149,533

	$3,418,707	$3,488,360	$3,162,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$42,865	$27,642	$74,199
Current portion of long-term debt	252,720	206,815	40,170
Accounts payable and accrued liabilities	164,665	231,913	163,102
Income taxes payable	29,256	67,513	25,324
Merchandise and other customer credits	64,486	66,390	64,239

Total current liabilities	553,992	600,273	367,034

Long-term debt	464,170	519,592	707,477
Pension/postretirement benefit obligations	184,427	219,276	203,550
Deferred gains on sale-leasebacks	120,554	128,649	125,555
Other long-term liabilities	139,162	137,331	151,977

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 127,208, 126,326 and 124,047	1,272	1,263	1,240
Additional paid-in capital	808,189	764,132	691,977
Retained earnings	1,177,027	1,151,109	974,535
Accumulated other comprehensive loss, net of tax	(30,086)	(33,265)	(61,093)

Total stockholders’ equity	1,956,402	1,883,239	1,606,659

	$3,418,707	$3,488,360	$3,162,252

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands except per share amounts)

	Three Months Ended
	April 30,
	2010	2009

Net sales	$633,586	$517,615

Cost of sales	267,608	228,396

Gross profit	365,978	289,219

Selling, general and administrative expenses	260,561	229,705

Earnings from continuing operations	105,417	59,514

Interest and other expenses, net	12,138	12,440

Earnings from continuing operations before income taxes	93,279	47,074

Provision for income taxes	28,854	19,631

Net earnings from continuing operations	64,425	27,443

Net loss from discontinued operations	—	3,102

Net earnings	$64,425	$24,341

Net earnings per share:
Basic
Net earnings from continuing operations	$0.51	$0.22
Net loss from discontinued operations	—	0.02

Net earnings	$0.51	$0.20

Diluted
Net earnings from continuing operations	$0.50	$0.22
Net loss from discontinued operations	—	0.02

Net earnings	$0.50	$0.20

Weighted-average number of common shares:
Basic	126,699	124,001
Diluted	128,543	124,164
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE EARNINGS
(Unaudited)
(in thousands)

			Accumulated
	Total		Other	Common Stock		Additional
	Stockholders’	Retained	Comprehensive			Paid-In
	Equity	Earnings	Gain (Loss)	Shares	Amount	Capital
Balances, January 31, 2010	$1,883,239	$1,151,109	$(33,265)	126,326	$1,263	$764,132
Exercise of stock options and vesting of restricted stock units (“RSUs”)	30,196	—	—	1,098	11	30,185
Tax effect of exercise of stock options and vesting of RSUs	3,850	—	—	—	—	3,850
Share-based compensation expense	6,090	—	—	—	—	6,090
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	5,000	—	—	104	1	4,999
Purchase and retirement of Common Stock	(14,257)	(13,187)	—	(320)	(3)	(1,067)
Cash dividends on Common Stock	(25,320)	(25,320)	—	—	—	—
Deferred hedging gain, net of tax	4,808	—	4,808	—	—	—
Unrealized gain on marketable securities, net of tax	1,083	—	1,083	—	—	—
Foreign currency translation adjustments, net of tax	(3,260)	—	(3,260)	—	—	—
Net unrealized gain on benefit plans, net of tax	548	—	548	—	—	—
Net earnings	64,425	64,425	—	—	—	—

Balances, April 30, 2010	$1,956,402	$1,177,027	$(30,086)	127,208	$1,272	$808,189

	Three Months Ended
	April 30,
	2010	2009
Comprehensive earnings are as follows:
Net earnings	$64,425	$24,341
Other comprehensive gain (loss), net of tax:
Deferred hedging gain	4,808	2,382
Foreign currency translation adjustments	(3,260)	7,249
Unrealized gain on marketable securities	1,083	662
Net unrealized gain on benefit plans	548	47

Comprehensive earnings	$67,604	$34,681

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$64,425	$24,341
Loss from discontinued operations, net of tax	—	3,102

Net earnings from continuing operations	64,425	27,443
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	34,091	32,963
Amortization of gain on sale-leaseback	(2,464)	(2,335)
Excess tax benefits from share-based payment arrangements	(3,452)	(4)
Provision for inventories	6,454	7,150
Deferred income taxes	(7,720)	5,990
Provision for pension/postretirement benefits	6,718	5,845
Share-based compensation expense	6,002	5,523
Changes in assets and liabilities:
Accounts receivable	19,213	26,227
Inventories	(61,698)	22,472
Prepaid expenses and other current assets	(14,660)	(9,931)
Accounts payable and accrued liabilities	(61,561)	(64,758)
Income taxes payable	(35,055)	(7,837)
Merchandise and other customer credits	(1,960)	(3,242)
Other, net	(40,349)	(4,783)

Net cash (used in) provided by operating activities	(92,016)	40,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,513)	(14,685)
Other	(248)	(1,264)

Net cash used in investing activities	(25,761)	(15,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) credit facility borrowings, net	15,291	(70,289)
Repayment of other short-term borrowings	—	(93,000)
Proceeds from issuance of long-term debt	—	300,000
Repurchase of Common Stock	(14,257)	—
Proceeds from exercise of stock options	30,196	224
Excess tax benefits from share-based payment arrangements	3,452	4
Cash dividends on Common Stock	(25,320)	(21,105)
Other	—	(764)

Net cash provided by financing activities	9,362	115,070

Effect of exchange rate changes on cash and cash equivalents	(3,537)	3,017

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	423

Net cash provided by discontinued operations	—	423

Net (decrease) increase in cash and cash equivalents	(111,952)	143,284
Cash and cash equivalents at beginning of year	785,702	160,445

Cash and cash equivalents at end of three months	$673,750	$303,729

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (the “Company”) and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (“VIE”s), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of April 30, 2010 and 2009 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2010 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three months ended April 30, 2010 and 2009 are not necessarily indicative of the results of the entire fiscal year.

2.	DISCONTINUED OPERATIONS

In the fourth quarter of 2008, management concluded that it would no longer invest in its IRIDESSE business due to its ongoing operating losses and insufficient near-term growth prospects, especially in the economic environment at the time the decision was made. All IRIDESSE stores were closed in 2009. These amounts have been reclassified to discontinued operations for all periods presented. Prior to the reclassification, IRIDESSE results had been included within the Other non-reportable segment.

Summarized statement of earnings data for IRIDESSE is as follows:

Three Months Ended
(in thousands)	April 30, 2009

Net sales	$5,444

Loss before income taxes	5,077

Benefit from income taxes	(1,975)

Net loss from discontinued operations	$3,102

3.	INVENTORIES

	April 30,	January 31,	April 30,
(in thousands)	2010	2010	2009

Finished goods	$943,527	$904,523	$1,082,029
Raw materials	435,456	450,966	413,159
Work-in-process	94,747	72,366	58,529

Inventories, net	$1,473,730	$1,427,855	$1,553,717

4.	INCOME TAXES

The effective income tax rate for the first quarter of 2010 was 30.9% versus 41.7% in the prior year. The decrease in the effective income tax rate in 2010 was due to an unfavorable geographical mix of earnings in the prior year and non-recurring items recorded in the first quarter ended April 30, 2010. In the first quarter of 2010, the Company recorded a non-recurring benefit of $5,006,000 due to a change in tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations. This was partially offset by a $1,910,000 charge as a result of recent healthcare reform legislation, which eliminated the tax benefit associated with the Medicare Part D subsidy.

In the first quarter ended April 30, 2010, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including New York state (tax years 2004-2007), Japan (tax years 2003-2008) and by the Internal Revenue Service (tax years 2007-2008). Tax years from 2001-present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company does not anticipate any material changes to the total gross amount of unrecognized tax benefits over the next 12 months. Future developments may result in a change in this assessment.

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended April 30,
(in thousands)	2010	2009

Net earnings for basic and diluted EPS	$64,425	$24,341

Weighted-average shares for basic EPS	126,699	124,001

Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,844	163

Weighted-average shares for diluted EPS	128,543	124,164

For the three months ended April 30, 2010 and 2009, there were 431,000 and 8,485,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.
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

The Company formally documents the nature and relationships between the hedging instruments and hedged items for a derivative to qualify as a hedge at inception and throughout the hedged period. The Company also documents its risk management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed no longer probable that the forecasted transaction would occur, the gain or loss on the derivative financial instrument would be recognized in current earnings. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

The Company does not use derivative financial instruments for trading or speculative purposes.
Types of Derivative Instruments

Interest Rate Swap Agreements – In the second quarter of 2009, the Company entered into interest rate swap agreements to effectively convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swap agreements serve as a hedge to changes in the fair value of these debt instruments. The Company is hedging its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The Company accounts for the interest rate swaps as fair value hedges. As of April 30, 2010, the notional amount of interest rate swap agreements outstanding was $160,000,000.

Foreign Exchange Forward Contracts – The Company uses foreign exchange forward contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities and intercompany transactions between entities with differing functional currencies. These foreign exchange forward contracts are designated and accounted for as either cash flow hedges or economic hedges that are not designated as hedging instruments. As of April 30, 2010, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $42,501,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $12,568,000. The term of all outstanding foreign exchange forward contracts as of April 30, 2010 ranged from one to 10 months.

Put Option Contracts – The Company’s wholly-owned subsidiary in Japan satisfies nearly all of its inventory requirements by purchasing merchandise, payable in U.S. dollars, from the Company’s principal subsidiary. To minimize the potentially negative effect of a significant strengthening of the U.S. dollar against the Japanese yen, the Company purchases put option contracts as hedges of forecasted purchases of merchandise over a maximum term of 13 months. If the market yen exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The Company accounts for its put option contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the put option contracts’ cash flows. As of April 30, 2010, the notional amount of put option contracts accounted for as cash flow hedges was $76,100,000. During October 2009, the Company de-designated several of its outstanding put option contracts (notional amount of $38,000,000 outstanding at April 30, 2010) and entered into offsetting call option contracts. These put and call option contracts are accounted for as undesignated hedges. Any gains or losses on these de-designated put option contracts are substantially offset by losses or gains on the call option contracts.

Precious Metal Collars & Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 13 months. As of April 30, 2010, there were approximately 12,500 ounces of platinum and 295,300 ounces of silver precious metal derivative instruments outstanding.

Information on the location and amounts of derivative gains and losses in the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended April 30, 2010
	Pre-Tax Gain	Pre-Tax Loss
	Recognized in Earnings	Recognized in Earnings
(in thousands)	on Derivatives	on Hedged Item

Derivatives in Fair Value Hedging Relationships:

Interest rate swap agreements [a]	$465	$(398)

	Three Months Ended April 30, 2010
		Amount of Gain (Loss)
		Reclassified from
	Pre-Tax Gain	Accumulated OCI
	Recognized in OCI	into Earnings
(in thousands)	(Effective Portion)	(Effective Portion)

Derivatives in Cash Flow Hedging Relationships:

Foreign exchange forward contracts [a]	$2,611	$(229)

Put option contracts [b]	353	(815)

Precious metal collars [b]	277	(712)

Precious metal forward contracts [b]	2,805	138

	$6,046	$(1,618)

	Three Months Ended April 30, 2009
			Amount of Gain (Loss)
			Reclassified from
	Pre-Tax Gain		Accumulated OCI
	Recognized in OCI		into Earnings
(in thousands)	(Effective Portion)		(Effective Portion)

Derivatives in Cash Flow Hedging Relationships:

Foreign exchange forward contracts [a]	$115		$(352)

Put option contracts [b]	657		(988)

Precious metal collars [b]	1,830		161

	$2,602		$(1,179)

	Pre-Tax Gain (Loss) Recognized in Earnings
	on Derivative
	Three Months Ended		Three Months Ended
(in thousands)	April 30, 2010		April 30, 2009

Derivatives Not Designated as Hedging Instruments:

Foreign exchange forward contracts [a]	$(515	) [c]	$21 [c]

Call option contracts [b]	66		—

Put option contracts [b]	(66)		—

	$(515)		$21

[a]	The gain or loss recognized in earnings is included within Interest and other expenses, net on the Company’s Condensed Consolidated Statement of Earnings.

[b]	The gain or loss recognized in earnings is included within Cost of Sales on the Company’s Condensed Consolidated Statement of Earnings.

[c]	Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.

There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended April 30, 2010 and 2009. The Company expects approximately $944,000 of net pre-tax derivative losses included in accumulated other comprehensive income at April 30, 2010 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

For information regarding the location and amount of the derivative instruments in the Condensed Consolidated Balance Sheet, refer to “Note 7. Fair Value of Financial Instruments.”
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

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company uses the market approach to measure fair value for its mutual funds and derivative instruments. The Company’s interest rate swap agreements are valued using the 3-month LIBOR rate. The Company’s put and call option contracts, as well as its foreign exchange forward contracts, are valued using the appropriate foreign exchange spot rates. The Company’s precious metal collars and precious metal forward contracts are valued using the relevant precious metal spot rate. For further information on the Company’s hedging instruments and program, see “Note 6. Hedging Instruments.”

Financial assets and liabilities carried at fair value at April 30, 2010 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
	Carrying				Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial Assets
Mutual funds [a]	$41,823	$41,823	$—	$—	$41,823

Derivatives designated as hedging instruments:

Interest rate swap agreements [a]	2,461	—	2,461	—	2,461
Put option contracts [b]	1,815	—	1,815	—	1,815
Precious metal forward contracts [b]	3,602	—	3,602	—	3,602
Precious metal collars [b]	277	—	277	—	277
Foreign exchange forward contracts [b]	1,683	—	1,683	—	1,683

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [b]	24	—	24	—	24
Put option contracts [b]	80	—	80	—	80

Total assets	$51,765	$41,823	$9,942	$—	$51,765

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial Liabilities

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	$86	$—	$86	$—	$86
Call option contracts [c]	80	—	80	—	80

Total liabilities	$166	$—	$166	$—	$166

Financial assets and liabilities carried at fair value at April 30, 2009 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
	Carrying				Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Financial Assets
Mutual funds [a]	$21,523	$21,523	$—	$—	$21,523

Derivatives designated as hedging instruments:

Put option contracts [b]	1,853	—	1,853	—	1,853
Precious metal collars [b]	362	—	362	—	362
Foreign exchange forward contracts [b]	291	—	291	—	291

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [b]	17	—	17	—	17

Total assets	$24,046	$21,523	$2,523	$—	$24,046

Financial Liabilities

Derivatives designated as hedging instruments:

Put option contracts [c]	$57	$—	$57	$—	$57
Precious metal collars [c]	1,951	—	1,951	—	1,951
Foreign exchange forward contracts [c]	893	—	893	—	893

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	164	—	164	—	164

Total liabilities	$3,065	$—	$3,065	$—	$3,065

[a]	This amount is included within Other assets, net on the Company’s Condensed Consolidated Balance Sheet.

[b]	This amount is included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.

[c]	This amount is included within Accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of debt with variable interest rates approximates carrying value. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities. The total carrying value of short-term borrowings and long-term debt was $759,755,000 and $821,846,000 and the corresponding fair value was approximately $800,000,000 at both April 30, 2010 and April 30, 2009.

8.	COMMITMENTS & CONTINGENCIES

In April 2010, Tiffany and Company, the Company’s principal operating subsidiary (“Tiffany”) committed to a plan to consolidate its New York headquarters’ staff within one location in New York City from three separate locations currently leased in midtown Manhattan. The move, expected to occur in spring 2011, will enable Tiffany to consolidate all headquarters’ staff in one location and generate occupancy savings. Tiffany intends to sublease its existing properties through the end of their lease terms which run through 2015, but expects to recover only a portion of its rent obligations due to current market conditions. Accordingly, Tiffany anticipates recording expenses of approximately $30,000,000 primarily within selling, general and administrative expenses in the consolidated statement of earnings in the fiscal year ending January 31, 2012; this expense is related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income. Additionally, Tiffany will incur expenses of approximately $20,000,000 in the fiscal year ending January 31, 2011 and $5,000,000 in the fiscal year ending January 31, 2012 related to the acceleration of the useful lives of certain property and equipment and incremental rents during the transition period. Changes in market conditions may affect the total expenses ultimately recorded. The expenses recorded during the three months ended April 30, 2010 were not significant. This new lease, which expires in 2026, will increase total minimum annual rental payments as disclosed in the January 31, 2010 Annual Report on Form 10-K by the following amounts:

(in thousands)	Total	2010	2011-2012	2013-2014	Thereafter

Unrecorded contractual obligations:
Operating leases	$226,462	$—	$25,068	$27,347	$174,047

9.	STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss

	April 30,	January 31,	April 30,
(in thousands)	2010	2010	2009

Accumulated other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	$13,252	$16,512	$(18,989)
Deferred hedging gain (loss)	2,201	(2,607)	(6,602)
Unrealized loss on marketable securities	(816)	(1,899)	(5,478)
Net unrealized loss on benefit plans	(44,723)	(45,271)	(30,024)

	$(30,086)	$(33,265)	$(61,093)

10.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, as well as provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended April 30,
			Other
	Pension Benefits		Postretirement Benefits
(in thousands)	2010	2009	2010	2009

Net Periodic Benefit Cost:
Service cost	$3,269	$2,948	$347	$268
Interest cost	5,997	5,681	696	646
Expected return on plan assets	(4,455)	(3,726)	—	—
Amortization of prior service cost	269	268	(165)	(165)
Amortization of net loss (gain)	760	(74)	—	(1)

Net expense	$5,840	$5,097	$878	$748

11.	SEGMENT INFORMATION

Effective with the first quarter of 2010, management has changed the Company’s segment reporting in order to align with a change in its organizational and management reporting structure. Specifically, the Company is now reporting results in Japan separately from the rest of the Asia-Pacific region, and results for certain “emerging market” countries that were previously included in the Europe and Asia-Pacific segments are now included in the “Other” non-reportable segment. Prior year results have been revised to reflect this change. The Company’s reportable segments are as follows:

•
Americas includes sales in TIFFANY & CO. stores in the United States, Canada and Latin/South America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

•	Japan includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

•	Asia-Pacific includes sales in TIFFANY & CO. stores in Asia-Pacific markets (excluding Japan), as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Europe includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•
Other consists of all non-reportable segments. Other consists primarily of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (such as the Middle East and Russia) and wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs. In addition, Other includes earnings received from a third-party licensing agreement.

The results of IRIDESSE are presented as a discontinued operation in the condensed consolidated financial statements for all periods presented. Prior to the reclassification, IRIDESSE results had been included within the Other non-reportable segment. Refer to “Note 2. Discontinued Operations.”

Certain information relating to the Company’s segments is set forth below:

	Three Months Ended April 30,
(in thousands)	2010	2009

Net sales:
Americas	$315,258	$258,994
Japan	115,049	117,029
Asia-Pacific	122,336	81,696
Europe	68,628	54,956

Total reportable segments	621,271	512,675
Other	12,315	4,940

	$633,586	$517,615

	Three Months Ended April 30,
(in thousands)	2010	2009

Earnings (losses) from continuing operations*:
Americas	$54,922	$29,469
Japan	30,996	30,964
Asia-Pacific	32,174	17,262
Europe	14,628	7,530

Total reportable segments	132,720	85,225
Other	248	(1,224)

	$132,968	$84,001

*Represents earnings (losses) from continuing operations before unallocated corporate expenses and interest and other expenses, net.
The following table sets forth a reconciliation of the segments’ earnings from continuing operations to the Company’s consolidated earnings from continuing operations before income taxes:

	Three Months Ended April 30,
(in thousands)	2010	2009

Earnings from continuing operations for segments	$132,968	$84,001
Unallocated corporate expenses	(27,551)	(24,487)
Interest and other expenses, net	(12,138)	(12,440)

Earnings from continuing operations before income taxes	$93,279	$47,074

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.

12.	SUBSEQUENT EVENT

On May 20, 2010, the Company’s Board of Directors declared a 25% increase in the quarterly dividend rate on its Common Stock, increasing it from $0.20 per share to $0.25 per share. A quarterly dividend of $0.25 per share will be paid on July 12, 2010 to stockholders of record on June 21, 2010.

PART I.	Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Tiffany & Co. (the “Company”) is a holding company that operates through its subsidiary companies. The Company’s principal subsidiary, Tiffany and Company (“Tiffany”), is a jeweler and specialty retailer whose principal merchandise offering is fine jewelry. The Company also sells timepieces, sterling silverware, china, crystal, stationery, fragrances and accessories. Through Tiffany and Company and other subsidiaries, the Company is engaged in product design, manufacturing and retailing activities.
Effective with the first quarter of 2010, management has changed the Company’s segment reporting in order to align with a change in its organizational and management reporting structure. Specifically, the Company is now reporting results in Japan separately from the rest of the Asia-Pacific region, and results for certain “emerging market” countries that were previously included in the Europe and Asia-Pacific segments are now included in the “Other” non-reportable segment. Prior year results have been revised to reflect this change. The Company’s reportable segments are as follows:
•
Americas includes sales in TIFFANY & CO. stores in the United States, Canada and Latin/South America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

•	Japan includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

•	Asia-Pacific includes sales in TIFFANY & CO. stores in Asia-Pacific markets (excluding Japan), as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Europe includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•
Other consists of all non-reportable segments. Other consists primarily of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (such as the Middle East and Russia) and wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs. In addition, Other includes earnings received from a third-party licensing agreement.

The results of IRIDESSE, a business that was closed in 2009, are presented as a discontinued operation in the condensed consolidated financial statements for all periods presented. Prior to the reclassification, IRIDESSE results had been included within the Other non-reportable segment. Refer to “Item 1. Notes to Condensed Consolidated Financial Statements – Note 2. Discontinued Operations.”
All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.
HIGHLIGHTS
•
Worldwide net sales increased 22% in the three months (“first quarter”) ended April 30, 2010. Sales in the Americas, Asia-Pacific and Europe increased in the quarter, while sales in Japan declined slightly in the same period.

•	On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales increased 18% and comparable store sales increased 10% in the first quarter.

•	The Company opened one store, in China, in the first quarter of 2010. Management’s current objective is to open 16 stores in 2010.

•	Operating margin increased 5.1 percentage points due to a higher gross margin and a lower ratio of selling, general and administrative expenses to net sales.

•	Net earnings from continuing operations increased to $64,425,000 in the first quarter of 2010. Net earnings from continuing operations per diluted share of $0.50 increased 127% in the same period.
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

	First Quarter 2010 vs. 2009
			Constant-Exchange-
	GAAP Reported	Translation Effect	Rate Basis

Net Sales:
Worldwide	22%	4%	18%
Americas	22%	2%	20%
Japan	(2)%	5%	(7)%
Asia-Pacific	50%	13%	37%
Europe	25%	6%	19%

Comparable Store Sales:
Worldwide	14%	4%	10%
Americas	17%	2%	15%
Japan	(5)%	5%	(10)%
Asia-Pacific	33%	12%	21%
Europe	20%	6%	14%
RESULTS OF OPERATIONS
Net Sales
Net sales by segment were as follows:

	First Quarter
(in thousands)	2010	2009	Increase (Decrease)

Americas	$315,258	$258,994	22%
Japan	115,049	117,029	(2)%
Asia-Pacific	122,336	81,696	50%
Europe	68,628	54,956	25%
Other	12,315	4,940	149%

	$633,586	$517,615	22%

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
Americas. Total sales in the Americas increased $56,264,000, or 22%, in the first quarter of 2010 primarily due to an increase in the number of units sold. Comparable store sales increased $36,852,000, or 17%, in the first quarter, consisting of increases in both comparable branch store sales of 15% and New York Flagship store sales of 26%. Non-comparable store sales grew $9,615,000. On a constant-exchange-rate basis, Americas sales increased 20% and comparable store sales increased 15%. Combined Internet and catalog sales in the Americas increased $6,520,000, or 23%, in the first quarter due to increases in both the number of orders and the average price per order.
Japan. Total sales in Japan decreased $1,980,000, or 2%, in the first quarter of 2010 equally due to decreases in the average price per unit sold and in the number of units sold. This decrease included a comparable store sales decline of $5,105,000, or 5%, partly offset by non-comparable store sales growth of $1,174,000. On a constant-exchange-rate basis, Japan sales decreased 7% and comparable store sales decreased 10% in the first quarter.
Asia-Pacific. Total sales in Asia-Pacific increased $40,640,000, or 50%, in the first quarter of 2010 primarily due to an increase in the number of units sold. This included increased comparable store sales of $24,393,000, or 33%, and non-comparable store sales growth of $14,492,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 37% and comparable store sales increased 21% in the first quarter due to growth in most markets.
Europe. Total sales in Europe increased $13,672,000, or 25%, in the first quarter of 2010 primarily due to an increase in the number of units sold. This included increased comparable store sales of $9,753,000, or 20%, and non-comparable store sales growth of $4,288,000. On a constant-exchange-rate basis, sales increased 19% and comparable store sales increased 14% in the first quarter, reflecting broad-based geographical growth in Continental Europe.
Other. Other sales increased $7,375,000, or 149%, in the first quarter of 2010 primarily due to higher wholesale sales of diamonds that were deemed not suitable for the Company’s needs, as well as an increase in wholesale sales of TIFFANY & CO. merchandise to independent distributors.
Store Data. Management currently expects to open 16 Company-operated TIFFANY & CO. stores and boutiques in 2010, increasing the store base by approximately 7%, which includes the following locations which have already been opened and/or where plans have been finalized:

	Openings as of	Remaining Openings
Location	April 30, 2010	2010

Americas:
Baltimore, Maryland		Third Quarter
Santa Monica, California		Third Quarter
Jacksonville, Florida		Fourth Quarter
Houston – Woodlands, Texas		Fourth Quarter
Asia-Pacific:
Shanghai – Hong Kong Plaza, China	First Quarter
Shanghai – IFC Mall, China		Second Quarter
Marina Bay, Singapore		Second Quarter
Europe:
London – Canary Wharf, England		Third Quarter
Barcelona, Spain		Fourth Quarter

Gross Margin

	First Quarter
	2010	2009

Gross profit as a percentage of net sales	57.8%	55.9%

Gross margin (gross profit as a percentage of net sales) increased in the first quarter of 2010 by 1.9 percentage points primarily due to sales leverage on fixed costs and manufacturing efficiencies.
Management periodically reviews and may adjust its retail prices, as it did in the first quarter of 2010, to address specific market conditions, product cost increases and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses is consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. The Company uses derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 1. Notes to Condensed Consolidated Financial Statements – Note 6. Hedging Instruments”).
Selling, General and Administrative (“SG&A”) Expenses

	First Quarter
	2010	2009

SG&A expenses as a percentage of net sales	41.1%	44.4%

SG&A expenses increased $30,856,000, or 13%, in the first quarter of 2010, primarily due to increased labor and benefit costs of $9,298,000, increased depreciation and store occupancy expenses of $7,756,000 due to new and existing stores and increased marketing expenses of $4,685,000. Changes in foreign currency exchange rates had an insignificant effect on overall SG&A expenses in the first quarter compared to the prior year. SG&A expenses as a percentage of net sales decreased by 3.3 percentage points in the first quarter due to sales leverage on fixed costs.
Earnings from Continuing Operations

	First Quarter	% of Net	First Quarter	% of Net
(in thousands)	2010	Sales*	2009	Sales*

Earnings (losses) from continuing operations:
Americas	$54,922	17.4%	$29,469	11.4%
Japan	30,996	26.9%	30,964	26.5%
Asia-Pacific	32,174	26.3%	17,262	21.1%
Europe	14,628	21.3%	7,530	13.7%
Other	248	2.0%	(1,224)	(24.8)%

	132,968		84,001
Unallocated corporate expenses	(27,551)	(4.3)%	(24,487)	(4.7)%

Earnings from continuing operations	$105,417	16.6%	$59,514	11.5%

* Percentages represent earnings (losses) from continuing operations as a percentage of each segment’s net sales.
Earnings from continuing operations increased 77% in the first quarter. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses) to each segment’s net sales in the first quarter of 2010 and 2009 was as follows:
•	Americas – the ratio increased 6.0 percentage points primarily resulting from an increase in gross margin, as well as the leveraging of operating expenses;

•	Japan – the ratio increased 0.4 percentage point;

•	Asia-Pacific – the ratio increased 5.2 percentage points primarily due to an increase in gross margin, as well as the leveraging of operating expenses;

•	Europe – the ratio increased 7.6 percentage points primarily due to an increase in gross margin, as well as the leveraging of operating expenses; and

•	Other – the ratio increased 26.8 percentage points primarily due to sales growth.
Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Total unallocated corporate expenses increased in the first quarter of 2010. However, as a percentage of net sales, unallocated corporate expenses decreased 0.4 percentage point in the first quarter of 2010.
Interest and Other Expenses, net
Interest and other expenses, net decreased $302,000 in the first quarter of 2010.
Provision for Income Taxes
The effective income tax rate for the first quarter of 2010 was 30.9% versus 41.7% in the prior year. The decrease in the effective income tax rate in 2010 was due to an unfavorable geographical mix of earnings in the prior year and non-recurring items recorded in the first quarter ended April 30, 2010. In the first quarter of 2010, the Company recorded a non-recurring benefit of $5,006,000 due to a change in tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations. This was partially offset by a $1,910,000 charge as a result of recent healthcare reform legislation, which eliminated the tax benefit associated with the Medicare Part D subsidy.
Net Loss from Discontinued Operations
The loss from discontinued operations related to the Company’s IRIDESSE business was $5,077,000 pre-tax ($3,102,000 after tax) for the first quarter of 2009. See “Item 1. Notes to Condensed Consolidated Financial Statements – Note 2. Discontinued Operations.”
2010 Outlook
Management’s outlook for full year 2010 is based on the following assumptions, which may or may not prove valid, and should be read in conjunction with “Item 1A. Risk Factors” on page 27:
•
A worldwide net sales increase of approximately 11%. By region, sales are expected to increase by a low double-digit percentage in the Americas, to increase by a mid-twenties percentage in Asia-Pacific, to decline by a low single-digit percentage in Japan and to increase by a high single-digit percentage in Europe. Other sales are expected to be equal to the prior year.

•	The opening of 16 new Company-operated stores (six in the Americas, eight in Asia-Pacific and two in Europe).

•	An increase in operating margin primarily due to a higher gross margin, as well as an improved ratio of SG&A expenses to net sales.

•	Interest and other expenses, net of approximately $50,000,000.

•	An effective income tax rate of approximately 35%.

•	Net earnings from continuing operations per diluted share of $2.55 - $2.60.

•	A high single-digit percentage increase in net inventories.

•	Capital expenditures of approximately $200,000,000.
Note that the items listed above exclude i) approximately $20,000,000 of accelerated depreciation charges and incremental rent related to the Company’s recently announced plans and signed lease for office space to relocate and house Tiffany’s New York headquarters’ staff and ii) $3,096,000 net tax benefit (see “Item 1. Notes to Condensed Consolidated Financial Statements – Note 4. Income Taxes”). In total, these items will reduce earnings in 2010 by approximately $0.09 per diluted share. See “Item 1. Notes to Condensed Consolidated Financial Statements – Note 8. Commitments & Contingencies.”

LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity needs have been, and are expected to remain, primarily a function of its seasonal and expansion-related working capital requirements and capital expenditures needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position and provide flexibility for future strategic initiatives. Management continuously assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments. Management believes that cash on hand, internally-generated cash flows and the funds available under its revolving Credit Facility are sufficient to support the Company’s liquidity and capital requirements for the foreseeable future. Within the next 12 months, $252,720,000 of the Company’s long-term debt will reach maturity. Management currently anticipates refinancing ¥10 billion, or approximately $110,000,000, and will repay the remaining amount coming due in the next 12 months with internally-generated cash flows.
The following table summarizes cash flows from operating, investing and financing activities:

	First Quarter
(in thousands)	2010	2009

Net cash (used in) provided by:

Operating activities	$(92,016)	$40,723

Investing activities	(25,761)	(15,949)

Financing activities	9,362	115,070

Effect of exchange rates on cash and cash equivalents	(3,537)	3,017

Net cash provided by discontinued operations	—	423

Net (decrease) increase in cash and cash equivalents	$(111,952)	$143,284

Operating Activities
The Company’s net cash outflow from operating activities of $92,016,000 in the first quarter of 2010 compared with an inflow of $40,723,000 in the same period in 2009. The cash outflow in the first quarter of 2010 is primarily due to an increase in inventories. In addition, in the first quarter of 2010, the Company contributed $40,000,000 to its pension plan (reflected in Other, net on the Condensed Consolidated Statements of Cash Flows).
Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,827,467,000 and 4.3 at April 30, 2010, compared with $1,845,393,000 and 4.1 at January 31, 2010 and $1,758,751,000 and 5.8 at April 30, 2009. The decrease in the ratio from April 30, 2009 was primarily due to an increase in the current portion of long-term debt.
Accounts receivable, less allowances at April 30, 2010 were 12% lower than January 31, 2010 due to the seasonality of the Company’s business. Accounts receivable, less allowances at April 30, 2010 was 3% higher than April 30, 2009 due to sales growth. Changes in foreign currency exchange rates had an insignificant effect on the change in accounts receivable balances.
Inventories, net at April 30, 2010 were 3% higher than January 31, 2010 and were 5% lower than April 30, 2009. The changes in inventories, net have been affected by sales growth and management’s objective in 2009 to reduce inventory levels. Changes in foreign currency exchange rates had an insignificant effect on the change in inventories, net compared to January 31, 2010 and increased inventories, net by 2% compared to April 30, 2009.
Investing Activities
The Company’s net cash outflow from investing activities of $25,761,000 in the first quarter of 2010 compared with an outflow of $15,949,000 in the first quarter of 2009. The increased outflow in the current year is primarily due to higher capital expenditures.
Financing Activities
The Company’s net cash inflow from financing activities of $9,362,000 in the first quarter of 2010 compared with an inflow of $115,070,000 in the first quarter of 2009. The variance between 2010 and 2009 was primarily due to the decrease in net proceeds received from borrowings.

Share Repurchases. The Company’s share repurchase activity was as follows:

	First Quarter
(in thousands, except per share amounts)	2010	2009

Cost of repurchases	$14,257	$—
Shares repurchased and retired	320	—
Average cost per share	$44.62	$—
The Company suspended share repurchases during the third quarter of 2008 in order to conserve cash. In January 2010, the Company resumed repurchasing its shares of Common Stock on the open market. The Company’s stock repurchase program expires in January 2011. At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements. At April 30, 2010, there remained $387,703,000 of authorization for future repurchases.
Recent Borrowings. The Company had net repayments of or net proceeds from short-term and long-term borrowings as follows:

	First Quarter
(in thousands)	2010	2009

Proceeds from (repayment of) credit facility borrowings, net	$15,291	$(70,289)

Short-term borrowings:
Repayments of short-term borrowings	—	(93,000)

Long-term borrowings:
Proceeds from long-term borrowings	—	300,000

Net proceeds from total borrowings	$15,291	$136,711

In addition, there was $32,155,000 outstanding and $367,845,000 available under the revolving credit facility at April 30, 2010. The weighted average interest rate at April 30, 2010 was 3.65%. The Credit Facility will expire in July 2012.
The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 39% at April 30, 2010, 40% at January 31, 2010 and 51% at April 30, 2009. The decrease in the ratio as of April 30, 2010 largely reflects increased stockholders’ equity.
At April 30, 2010, the Company was in compliance with all debt covenants.
Contractual Obligations
In April 2010, Tiffany committed to a plan to consolidate its New York headquarters’ staff within one location in New York City from three separate locations currently leased in midtown Manhattan. The move, expected to occur in spring 2011, will enable Tiffany to consolidate all headquarters’ staff in one location and generate occupancy savings. Tiffany intends to sublease its existing properties through the end of their lease terms which run through 2015, but expects to recover only a portion of its rent obligations due to current market conditions. Accordingly, Tiffany anticipates recording expenses of approximately $30,000,000 primarily within selling, general and administrative expenses in the consolidated statement of earnings in the fiscal year ending January 31, 2012; this expense is related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income. Additionally, Tiffany will incur expenses of approximately $20,000,000 in the fiscal year ending January 31, 2011 and $5,000,000 in the fiscal year ending January 31, 2012 related to the acceleration of the useful lives of certain property and equipment and incremental rents during the transition period. Changes in market conditions may affect the total expenses ultimately recorded. The expenses recorded during the three months ended April 30, 2010 were not significant. Tiffany expects overall savings of approximately $125,000,000 over the lease term as a result of an overall reduction in rent expense; these estimated savings are based on current rental costs and assumptions made regarding future potential rent increases at the existing locations. This new lease, which expires in 2026, will increase total minimum annual rental payments as disclosed in the January 31, 2010 Annual Report on Form 10-K by the following amounts:

(in thousands)	Total	2010	2011-2012	2013-2014	Thereafter

Unrecorded contractual obligations:
Operating leases	$226,462	$—	$25,068	$27,347	$174,047

The Company’s contractual cash obligations and commercial commitments at April 30, 2010 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2010, except as noted above.
Seasonality
As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Management expects such seasonality to continue.
Forward-Looking Statements
This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s goals, plans and projections with respect to store openings, sales, retail prices, gross margin, expenses, effective tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow and liquidity. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. One can identify these forward-looking statements by the fact that they use words such as “believes,” “intends,” “plans,” and “expects” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on management’s current plan and involve inherent risks, uncertainties and assumptions that could cause actual outcomes to differ materially from the current plan. The Company has included important factors in the cautionary statements included in its 2009 Annual Report on Form 10-K and in this quarterly report, particularly under “Item 1A. Risk Factors,” that the Company believes could cause actual results to differ materially from any forward-looking statement.
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
Foreign Currency Risk
The Company’s Japanese subsidiary satisfies nearly all of its inventory requirements by purchasing merchandise, payable in U.S. dollars, from the Company’s principal subsidiary. To minimize the potentially negative effect of a significant strengthening of the U.S. dollar against the Japanese yen, the Company purchases put option contracts as hedges of forecasted purchases of merchandise over a maximum term of 13 months. The fair value of put option contracts is sensitive to changes in yen exchange rates. If the market yen exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract.
The Company also uses foreign exchange forward contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities and intercompany transactions between entities with differing functional currencies. Gains or losses on these foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. The term of all outstanding foreign exchange forward contracts as of April 30, 2010 ranged from one to 10 months.
Precious Metal Price Risk
The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metals prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 13 months.
Interest Rate Risk
The Company uses interest rate swap agreements to effectively convert certain fixed rate debt obligations to floating rate obligations. Additionally, since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swap agreements serve as hedges to changes in the fair value of these debt instruments. The Company is hedging its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged.

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
          The Registrant has invested in and operates more than 20 stores in the Hong Kong, Macau and mainland China markets and anticipates significant further expansion. Some observers believe that the high levels of Chinese economic growth may be unsustainable. Should the Chinese economy experience an economic slowdown, the sales and profitability of its stores in this region could be affected.
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
          The Registrant’s long-standing right to sell the jewelry designs of Elsa Peretti and use her trademarks is responsible for a substantial portion of the Registrant’s revenues. Merchandise designed by Ms. Peretti accounted for 10% of 2009 net sales. Tiffany has an exclusive license arrangement with Ms. Peretti; this arrangement is subject to royalty payments as well as other requirements. This license may be terminated by Tiffany or Ms. Peretti on six months notice, even in the case where no default has occurred. Also, no agreement has been made for the continued sale of the designs or use of the trademarks ELSA PERETTI following the death or disability of Ms. Peretti, who is now 70 years of age. Loss of this license would materially adversely affect the Registrant’s business through lost sales and profits.
(vii) Risk: that changes in prices of diamonds and precious metals or reduced supply availability might adversely affect the Registrant’s ability to produce and sell products at desired profit margins.
          Most of the Registrant’s jewelry and non-jewelry offerings are made with diamonds, gemstones and/or precious metals. Acquiring diamonds for the engagement business has, at times, been difficult because of supply limitations; Tiffany may not be able to maintain a comprehensive selection of diamonds in each retail location due to the broad assortment of sizes, colors, clarity grades and cuts demanded by customers. A significant change in the prices or supply of these commodities could adversely affect the Registrant’s business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial increase or decrease in the price or supply of raw materials and/or high-quality rough and polished diamonds within the quality grades, colors and sizes that customers demand could affect, negatively or positively, customer demand, sales and gross profit margins.
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

PART II.     Other Information
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains the Company’s stock repurchases of equity securities in the first quarter of 2010:
Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares, (or
	(a) Total Number of	(b) Average	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs

February 1, 2010 to
February 28, 2010	133,300	$41.18	133,300	$396,471,000

March 1, 2010 to
March 31, 2010	117,300	$46.03	117,300	$391,072,000

April 1, 2010 to
April 30, 2010	68,900	$48.89	68,900	$387,703,000

TOTAL	319,500	$44.62	319,500	$387,703,000

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

ITEM 6	Exhibits

(a)	Exhibits:

	10.106	Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as initially amended effective November 23, 2005 and as amended effective July 15, 2009 and May 20, 2010.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO.
(Registrant)
Date: June 1, 2010	By:	/s/ James N. Fernandez
James N. Fernandez
Executive Vice President and Chief Financial Officer (principal financial officer)