Form 10-Q
period 2010-07-31
TIFFANY & CO
filed 2010-09-02
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 126,266,981 shares outstanding at the close of business on August 31, 2010.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2010

		PAGE
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – July 31, 2010, January 31, 2010 and July 31, 2009 (Unaudited)	3

	Condensed Consolidated Statements of Earnings – for the three and six months ended July 31, 2010 and 2009 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity – for the six months ended July 31, 2010 and Comprehensive Earnings – for the three and six months ended July 31, 2010 and 2009 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows – for the six months ended July 31, 2010 and 2009 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	31-33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	35

	(a) Exhibits

PART I.	Financial Information
Item 1.	Financial Statements

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	July 31, 2010	January 31, 2010	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$566,725	$785,702	$333,603
Short-term investments	47,949	—	—
Accounts receivable, less allowances of $12,326, $12,892 and $10,323	156,708	158,706	140,025
Inventories, net	1,553,117	1,427,855	1,538,514
Deferred income taxes	16,114	6,651	12,303
Prepaid expenses and other current assets	76,780	66,752	99,473
Total current assets	2,417,393	2,445,666	2,123,918

Property, plant and equipment, net	661,387	685,101	707,176
Deferred income taxes	188,014	183,825	160,492
Other assets, net	179,767	173,768	153,883
	$3,446,561	$3,488,360	$3,145,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$44,221	$27,642	$40,754
Current portion of long-term debt	269,960	206,815	—
Accounts payable and accrued liabilities	165,757	231,913	155,659
Income taxes payable	16,198	67,513	18,245
Merchandise and other customer credits	60,546	66,390	64,607
Total current liabilities	556,682	600,273	279,265

Long-term debt	467,855	519,592	710,994
Pension/postretirement benefit obligations	189,978	219,276	209,158
Deferred gains on sale-leasebacks	124,932	128,649	129,665
Other long-term liabilities	141,112	137,331	142,945

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 126,488, 126,326 and 124,093	1,265	1,263	1,240
Additional paid-in capital	813,600	764,132	698,995
Retained earnings	1,182,840	1,151,109	1,010,180
Accumulated other comprehensive loss, net of tax	(31,703)	(33,265)	(36,973)
Total stockholders’ equity	1,966,002	1,883,239	1,673,442
	$3,446,561	$3,488,360	$3,145,469

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net sales	$668,760	$612,493	$1,302,346	$1,130,108
Cost of sales	282,008	275,041	549,616	503,437
Gross profit	386,752	337,452	752,730	626,671
Selling, general and administrative expenses	273,146	247,898	533,707	477,603
Earnings from continuing operations	113,606	89,554	219,023	149,068
Interest and other expenses, net	11,121	12,132	23,259	24,572
Earnings from continuing operations before income taxes	102,485	77,422	195,764	124,496
Provision for income taxes	34,810	20,705	63,664	40,336
Net earnings from continuing operations	67,675	56,717	132,100	84,160
Net earnings (loss) from discontinued operations	—	59	—	(3,043)
Net earnings	$67,675	$56,776	$132,100	$81,117
Earnings per share:
Basic
Net earnings from continuing operations	$0.53	$0.46	$1.04	$0.68
Net loss from discontinued operations	—	—	—	(0.03)
Net earnings	$0.53	$0.46	$1.04	$0.65
Diluted
Net earnings from continuing operations	$0.53	$0.46	$1.03	$0.68
Net loss from discontinued operations	—	—	—	(0.03)
Net earnings	$0.53	$0.46	$1.03	$0.65

Weighted-average number of common shares:
Basic	126,897	124,081	126,798	124,041
Diluted	128,385	124,523	128,464	124,343

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE EARNINGS
(Unaudited)
(in thousands)

			Accumulated
	Total		Other			Additional
	Stockholders’	Retained	Comprehensive	Common Stock		Paid-In
	Equity	Earnings	Gain (Loss)	Shares	Amount	Capital
Balances, January 31, 2010	$1,883,239	$1,151,109	$(33,265)	126,326	$1,263	$764,132
Exercise of stock options and vesting of restricted stock units (“RSUs”)	31,192	—	—	1,176	12	31,180
Tax effect of exercise of stock options and vesting of RSUs	4,195	—	—	—	—	4,195
Share-based compensation expense	12,982	—	—	—	—	12,982
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	5,000	—	—	104	1	4,999
Purchase and retirement of Common Stock	(47,138)	(43,239)	—	(1,118)	(11)	(3,888)
Cash dividends on Common Stock	(57,130)	(57,130)	—	—	—	—
Deferred hedging gain, net of tax	2,075	—	2,075	—	—	—
Unrealized gain on marketable securities, net of tax	636	—	636	—	—	—
Foreign currency translation adjustments, net of tax	(2,171)	—	(2,171)	—	—	—
Net unrealized gain on benefit plans, net of tax	1,022	—	1,022	—	—	—
Net earnings	132,100	132,100	—	—	—	—
Balances, July 31, 2010	$1,966,002	$1,182,840	$(31,703)	126,488	$1,265	$813,600

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Comprehensive earnings are as follows:
Net earnings	$67,675	$56,776	$132,100	$81,117
Other comprehensive gain (loss), net of tax:
Deferred hedging (loss) gain	(2,733)	1,442	2,075	3,824
Foreign currency translation adjustments	1,089	20,469	(2,171)	27,718
Unrealized (loss) gain on marketable securities	(447)	2,238	636	2,900
Net unrealized gain (loss) on benefit plans	474	(29)	1,022	18
Comprehensive earnings	$66,058	$80,896	$133,662	$115,577

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$132,100	$81,117
Loss from discontinued operations, net of tax	—	3,043
Net earnings from continuing operations	132,100	84,160
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	72,292	69,182
Amortization of gain on sale-leaseback	(4,927)	(4,762)
Excess tax benefits from share-based payment arrangements	(3,936)	(4)
Provision for inventories	14,184	16,637
Deferred income taxes	(19,069)	2,134
Provision for pension/postretirement benefits	13,442	11,691
Share-based compensation expense	12,795	12,010
Changes in assets and liabilities:
Accounts receivable	5,235	26,711
Inventories	(133,495)	50,058
Prepaid expenses and other current assets	(7,596)	13,644
Accounts payable and accrued liabilities	(53,546)	(71,155)
Income taxes payable	(45,058)	(16,004)
Merchandise and other customer credits	(5,821)	(3,404)
Other, net	(36,711)	(11,498)
Net cash (used in) provided by operating activities	(60,111)	179,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(50,760)	(30,425)
Purchases of marketable securities and short-term investments	(48,461)	(547)
Other	—	3,485
Net cash used in investing activities	(99,221)	(27,487)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) credit facility borrowings, net	17,775	(113,291)
Repayment of short-term borrowings	—	(93,000)
Repayment of long-term debt	—	(40,000)
Proceeds from issuance of long-term debt	—	300,000
Repurchase of Common Stock	(47,138)	—
Proceeds from exercise of stock options	31,192	738
Excess tax benefits from share-based payment arrangements	3,936	4
Cash dividends on Common Stock	(57,130)	(42,236)
Financing fees	—	(5,721)
Purchase of non-controlling interests	(7,000)	—
Net cash (used in) provided by financing activities	(58,365)	6,494
Effect of exchange rate changes on cash and cash equivalents	(1,280)	18,287
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	(3,536)
Net cash used in discontinued operations	—	(3,536)
Net (decrease) increase in cash and cash equivalents	(218,977)	173,158
Cash and cash equivalents at beginning of year	785,702	160,445
Cash and cash equivalents at end of six months	$566,725	$333,603

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (the “Company”) and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (“VIE”s), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company's financial position as of July 31, 2010 and 2009 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2010 is derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company's business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three and six months ended July 31, 2010 and 2009 are not necessarily indicative of the results of the entire fiscal year.

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

Summarized statement of earnings data for IRIDESSE is as follows:

(in thousands)	Three Months Ended July 31, 2009	Six Months Ended July 31, 2009
Net sales	$6,743	$12,187
Loss before income taxes	(830)	(5,907)
Benefit from income taxes	889	2,864
Net earnings (loss) from discontinued operations	$59	$(3,043)

3.	INVENTORIES

(in thousands)	July 31, 2010	January 31, 2010	July 31, 2009
Finished goods	$978,021	$904,523	$1,068,149
Raw materials	469,804	450,966	412,720
Work-in-process	105,292	72,366	57,645
Inventories, net	$1,553,117	$1,427,855	$1,538,514

4.	INCOME TAXES

The effective income tax rate for the second quarter of 2010 was 34.0% versus 26.7% in the prior year which had included a $5,700,000 benefit to the tax provision as a result of favorable reserve adjustments relating to the settlement of certain tax audits. The effective income tax rate for the six months ended July 31, 2010 was 32.5% versus 32.4% in the prior year. The effective income tax rate for the six months ended July 31, 2010 included the following non-recurring items recorded in the first quarter of 2010: (i) a benefit of $5,006,000 due to a change in tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations and (ii) a $1,910,000 charge as a result of recent healthcare reform legislation, which eliminated the tax benefit associated with the Medicare Part D subsidy.

During the six months ended July 31, 2010, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including New York state (tax years 2004-2007), Japan (tax years 2003-2008) and by the Internal Revenue Service (tax years 2007-2008). Tax years from 2002-present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company does not anticipate any material changes to the total gross amount of unrecognized tax benefits over the next 12 months. Future developments may result in a change in this assessment.

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2010	2009	2010	2009
Net earnings for basic and diluted EPS	$67,675	$56,776	$132,100	$81,117
Weighted-average shares for basic EPS	126,897	124,081	126,798	124,041
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,488	442	1,666	302
Weighted-average shares for diluted EPS	128,385	124,523	128,464	124,343

For the three months ended July 31, 2010 and 2009, there were 487,000 and 7,126,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2010 and 2009, there were 459,000 and 7,806,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

The Company formally documents the nature and relationships between the hedging instruments and hedged items for a derivative to qualify as a hedge at inception and throughout the hedged period. The Company also documents its risk management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss on the derivative financial instrument would be recognized in current earnings. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

The Company does not use derivative financial instruments for trading or speculative purposes.

Types of Derivative Instruments

Interest Rate Swap Agreements – In the second quarter of 2009, the Company entered into interest rate swap agreements to effectively convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swap agreements serve as a hedge to changes in the fair value of these debt instruments. The Company is hedging its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The Company accounts for the interest rate swaps as fair value hedges. As of July 31, 2010, the notional amount of interest rate swap agreements outstanding was $160,000,000.

Foreign Exchange Forward Contracts – The Company uses foreign exchange forward contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities and intercompany transactions between entities with differing functional currencies. These foreign exchange forward contracts are designated and accounted for as either cash flow hedges or economic hedges that are not designated as hedging instruments. As of July 31, 2010, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $14,492,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $10,917,000. The term of all outstanding foreign exchange forward contracts as of July 31, 2010 ranged from one to 10 months.

Put Option Contracts – The Company’s wholly-owned subsidiary in Japan satisfies nearly all of its inventory requirements by purchasing merchandise, payable in U.S. dollars, from the Company’s principal subsidiary. To minimize the potentially negative effect of a significant strengthening of the U.S. dollar against the Japanese yen, the Company purchases put option contracts as hedges of forecasted purchases of merchandise over a maximum term of 13 months. If the market yen exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The Company accounts for its put option contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the put option contracts’ cash flows. As of July 31, 2010, the notional amount of put option contracts accounted for as cash flow hedges was $103,100,000. During October 2009, the Company de-designated several of its outstanding put option contracts (notional amount of $13,000,000 outstanding at July 31, 2010) and entered into offsetting call option contracts. These put and call option contracts are accounted for as undesignated hedges. Any gains or losses on these de-designated put option contracts are substantially offset by losses or gains on the call option contracts.

Precious Metal Collars & Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 13 months. As of July 31, 2010, there were approximately 20,000 ounces of platinum and 140,600 ounces of silver precious metal derivative instruments outstanding.

Information on the location and amounts of derivative gains and losses in the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended July 31,
	2010		2009
(in thousands)	Pre-Tax Gain Recognized in Earnings on Derivatives	Pre-Tax Loss Recognized in Earnings on Hedged Item	Pre-Tax Loss Recognized in Earnings on Derivatives	Pre-Tax Gain Recognized in Earnings on Hedged Item
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements a	$4,441	$(3,899)	$(623)	$669

	Six Months Ended July 31,
	2010		2009
(in thousands)	Pre-Tax Gain Recognized in Earnings on Derivatives	Pre-Tax Loss Recognized in Earnings on Hedged Item	Pre-Tax Loss Recognized in Earnings on Derivatives	Pre-Tax Gain Recognized in Earnings on Hedged Item
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements a	$4,906	$(4,297)	$(623)	$669

	Three Months Ended July 31,
	2010		2009
(in thousands)	Pre-Tax Loss Recognized in OCI (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax (Loss) Gain Recognized in OCI (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI Into Earnings (Effective Portion)

Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts a	$(1,968)	$(37)	$(454)	$(950)
Put option contracts b	(1,769)	(692)	(755)	(950)
Precious metal collars b	(1)	(466)	587	(998)
Precious metal forward contracts b	(1,435)	322	—	—
	$(5,173)	$(873)	$(622)	$(2,898)

	Six Months Ended July 31,
	2010		2009
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax (Loss) Gain Recognized in OCI (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI Into Earnings (Effective Portion)

Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts a	$643	$(266)	$(523)	$(1,485)
Put option contracts b	(1,416)	(1,507)	(104)	(1,944)
Precious metal collars b	276	(1,178)	2,359	(896)
Precious metal forward contracts b	1,370	460	—	—
	$873	$(2,491)	$1,732	$(4,325)

	Pre-Tax (Loss) Gain Recognized in Earnings on Derivative
(in thousands)	Three Months Ended July 31, 2010		Three Months Ended July 31, 2009
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts a	$(99	)c	$(589	)c
Call option contracts b	82		—
Put option contracts b	(82)		—
	$(99)		$(589)

	Pre-Tax (Loss) Gain Recognized in Earnings on Derivative
(in thousands)	Six Months Ended July 31, 2010		Six Months Ended July 31, 2009
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts a	$(614	)c	$(606	)c
Call option contracts b	148		—
Put option contracts b	(148)		—
	$(614)		$(606)

a	The gain or loss recognized in earnings is included within Interest and other expenses, net on the Company’s Condensed Consolidated Statement of Earnings.
b	The gain or loss recognized in earnings is included within Cost of Sales on the Company’s Condensed Consolidated Statement of Earnings.
c	Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.

There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended July 31, 2010 and 2009. The Company expects approximately $1,889,000 of net pre-tax derivative gains included in accumulated other comprehensive income at July 31, 2010 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

The Company uses the market approach to measure fair value for its mutual funds, time deposits and derivative instruments. The Company’s interest rate swap agreements are primarily valued using the 3-month LIBOR rate. The Company’s put and call option contracts, as well as its foreign exchange forward contracts, are primarily valued using the appropriate foreign exchange spot rates. The Company’s precious metal collars and precious metal forward contracts are primarily valued using the relevant precious metal spot rate. For further information on the Company’s hedging instruments and program, see “Note 6. Hedging Instruments.”

Financial assets and liabilities carried at fair value at July 31, 2010 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets
Mutual funds a	$41,318	$41,318	$—	$—	$41,318
Time deposits b	47,949	47,949	—	—	47,949

Derivatives designated as hedging instruments:
Interest rate swap agreements a	6,901	—	6,901	—	6,901
Put option contracts c	856	—	856	—	856
Precious metal forward contracts c	1,220	—	1,220	—	1,220
Precious metal collars c	151	—	151	—	151

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts c	184	—	184	—	184
Total assets	$98,579	$89,267	$9,312	$—	$98,579

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial Liabilities

Derivatives designated as hedging instruments:
Foreign exchange forward contracts d	$452	$—	$452	$—	$452
Total liabilities	$452	$—	$452	$—	$452

Financial assets and liabilities carried at fair value at July 31, 2009 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value

Financial Assets
Mutual funds a	$25,191	$25,191	$—	$—	$25,191

Derivatives designated as hedging instruments:
Interest rate swap agreements a	4	—	4	—	4
Put option contracts c	1,710	—	1,710	—	1,710
Precious metal collars c	524	—	524	—	524

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts c	270	—	270	—	270
Total assets	$27,699	$25,191	$2,508	$—	$27,699

Financial Liabilities
Derivatives designated as hedging instruments:
Interest rate swap agreements e	$627	$—	$627	$—	$627
Precious metal collars d	146	—	146	—	146

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts d	852	—	852	—	852
Total liabilities	$1,625	$—	$1,625	$—	$1,625

a	This amount is included within Other assets, net on the Company’s Condensed Consolidated Balance Sheet.
b	This amount is included within Short-term investments on the Company’s Condensed Consolidated Balance Sheet.
c	This amount is included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.
d	This amount is included within Accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
e.	This amount is included within Other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of debt with variable interest rates approximates carrying value. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities. The total carrying value of short-term borrowings and long-term debt was $782,036,000 and $751,748,000 and the corresponding fair value was approximately $850,000,000 and $770,000,000 at both July 31, 2010 and 2009.

8.	COMMITMENTS AND CONTINGENCIES

In April 2010, Tiffany and Company, the Company’s principal operating subsidiary (“Tiffany”) committed to a plan to consolidate its New York headquarters staff within one location in New York City from three separate locations currently leased in midtown Manhattan. The move is expected to occur in spring 2011 and will generate occupancy savings. Tiffany intends to sublease its existing properties through the end of their lease terms which run through 2015, but expects to recover only a portion of its rent obligations due to current market conditions. Accordingly, Tiffany anticipates recording expenses of approximately $30,000,000 primarily within selling, general and administrative expenses in the consolidated statement of earnings in the fiscal year ending January 31, 2012; this expense is related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income. Additionally, Tiffany will incur expenses of approximately $18,000,000 in the fiscal year ending January 31, 2011 and $5,000,000 in the fiscal year ending January 31, 2012 primarily related to the acceleration of the useful lives of certain property and equipment and incremental rents during the transition period. Changes in market conditions may affect the total expenses ultimately recorded. The expenses recorded during the three and six months ended July 31, 2010 were $3,945,000 and $4,805,000, respectively, and are primarily included in selling, general and administrative expenses (“SG&A”). This new lease, which expires in 2026, will increase total minimum annual rental payments as disclosed in the January 31, 2010 Annual Report on Form 10-K by the following amounts:

(in thousands)	Total	2010	2011-2012	2013-2014	Thereafter
Unrecorded contractual obligations:
Operating leases	$224,525	$—	$25,067	$27,346	$172,112

9.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

(in thousands)	July 31, 2010	January 31, 2010	July 31, 2009
Accumulated other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	$14,341	$16,512	$1,480
Deferred hedging loss	(532)	(2,607)	(5,160)
Unrealized loss on marketable securities	(1,263)	(1,899)	(3,240)
Net unrealized loss on benefit plans	(44,249)	(45,271)	(30,053)
	$(31,703)	$(33,265)	$(36,973)

10.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, as well as provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2010	2009	2010	2009
Net Periodic Benefit Cost:
Service cost	$3,274	$2,949	$347	$268
Interest cost	5,998	5,681	696	646
Expected return on plan assets	(4,455)	(3,726)	—	—
Amortization of prior service cost	269	268	(165)	(165)
Amortization of net loss (gain)	760	(74)	—	(1)
Net expense	$5,846	$5,098	$878	$748

	Six Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2010	2009	2010	2009
Net Periodic Benefit Cost:
Service cost	$6,543	$5,897	$694	$536
Interest cost	11,995	11,362	1,392	1,292
Expected return on plan assets	(8,910)	(7,452)	—	—
Amortization of prior service cost	538	536	(330)	(330)
Amortization of net loss (gain)	1,520	(148)	—	(2)
Net expense	$11,686	$10,195	$1,756	$1,496

11.	SEGMENT INFORMATION

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

Certain information relating to the Company's segments is set forth below:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2010	2009	2010	2009
Net sales:
Americas	$350,433	$324,862	$665,691	$583,856
Asia-Pacific	111,490	91,920	233,826	173,616
Japan	118,031	113,738	233,080	230,767
Europe	76,893	67,301	145,521	122,257
Total reportable segments	656,847	597,821	1,278,118	1,110,496
Other	11,913	14,672	24,228	19,612
	$668,760	$612,493	$1,302,346	$1,130,108
Earnings (losses) from continuing operations*:
Americas	$68,970	$55,738	$123,892	$85,207
Asia-Pacific	24,366	19,433	56,540	36,695
Japan	31,228	29,321	62,224	60,285
Europe	16,841	11,402	31,469	18,932
Total reportable segments	141,405	115,894	274,125	201,119
Other	862	(3,176)	1,110	(4,400)
	$142,267	$112,718	$275,235	$196,719

*Represents earnings (losses) from continuing operations before unallocated corporate expenses, interest and other expenses, net and other (expense) income.

The following table sets forth a reconciliation of the segments’ earnings from continuing operations to the Company’s consolidated earnings from continuing operations before income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2010	2009	2010	2009
Earnings from continuing operations for segments	$142,267	$112,718	$275,235	$196,719
Unallocated corporate expenses	(24,716)	(27,606)	(51,407)	(52,093)
Interest and other expenses, net	(11,121)	(12,132)	(23,259)	(24,572)
Other (expense) income	(3,945)	4,442	(4,805)	4,442
Earnings from continuing operations before income taxes	$102,485	$77,422	$195,764	$124,496

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.

Other expense in the second quarter and first half of 2010 represents accelerated depreciation and incremental rent expense associated with Tiffany’s plan to consolidate its New York headquarters staff within one location. See “Note 8. Commitments and Contingencies.”

Other income in the three and six months ended July 31, 2009 represents income received in connection with the assignment of the Tahera Diamond Corporation commitments and liens to an unrelated third party, recorded within SG&A, which represents full settlement under the terms of the assignment agreement. The

Company had taken an impairment charge of $47,981,000 in the year ended January 31, 2008 associated with the Commitment.

12.	SUBSEQUENT EVENTS

On August 19, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share. This dividend will be paid on October 11, 2010 to stockholders of record on September 20, 2010.

On September 1, 2010, the Company, in a private transaction, issued, at par, ¥10,000,000,000 (approximately $115,000,000) of 1.72% Senior Notes due September 2016. The proceeds will be used to repay a portion of certain debt coming due in the next 12 months. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.

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

HIGHLIGHTS

•
Worldwide net sales increased 9% in the three months (“second quarter”) and increased 15% in the six months (“first half”) ended July 31, 2010. Sales in all reportable segments increased in the second quarter and first half.

•
On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales increased 8% in the second quarter and increased 13% in the first half. Comparable store sales increased 5% in the second quarter and increased 7% in the first half.

•	The Company opened three stores, two in China and one in Singapore, in the first half of 2010. Management’s current worldwide objective is to open 14 stores in 2010.

•	The Company launched e-commerce sites in Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands and Spain in the second quarter of 2010.

•
Operating margin increased 2.4 percentage points in the second quarter due to a higher gross margin and increased 3.6 percentage points in the first half due to a higher gross margin and the leveraging of operating expenses.

•	Net earnings from continuing operations increased 19% to $67,675,000 in the second quarter and increased 57% to $132,100,000 in the first half of 2010.

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

	Second Quarter 2010 vs. 2009			First Half 2010 vs. 2009
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	9%	1%	8%	15%	2%	13%
Americas	8%	1%	7%	14%	1%	13%
Asia-Pacific	21%	4%	17%	35%	8%	27%
Japan	4%	6%	(2)%	1%	6%	(5)%
Europe	14%	(11)%	25%	19%	(3)%	22%
Comparable Store Sales:
Worldwide	6%	1%	5%	10%	3%	7%
Americas	6%	1%	5%	11%	1%	10%
Asia-Pacific	10%	3%	7%	21%	7%	14%
Japan	(1)%	6%	(7)%	(3)%	5%	(8)%
Europe	11%	(10)%	21%	15%	(3)%	18%

RESULTS OF OPERATIONS

Net Sales
Net sales by segment were as follows:

		Second Quarter
(in thousands)	2010	2009	Increase (Decrease)
Americas	$350,433	$324,862	8%
Asia-Pacific	111,490	91,920	21%
Japan	118,031	113,738	4%
Europe	76,893	67,301	14%
Other	11,913	14,672	(19)%
	$668,760	$612,493	9%

		First Half
(in thousands)	2010	2009	Increase
Americas	$665,691	$583,856	14%
Asia-Pacific	233,826	173,616	35%
Japan	233,080	230,767	1%
Europe	145,521	122,257	19%
Other	24,228	19,612	24%
	$1,302,346	$1,130,108	15%

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

Americas. Total sales in the Americas increased $25,571,000, or 8%, in the second quarter primarily due to an increase in the average price per unit sold. Comparable store sales increased $16,450,000, or 6%, in the second quarter, consisting of increases in both comparable branch store sales of 5% and New York Flagship store sales of 8%. Non-comparable store sales grew $5,414,000 in the second quarter. On a constant-exchange-rate basis, Americas sales increased 7%, and comparable store sales increased 5% in the second quarter. Combined Internet and catalog sales in the Americas decreased $619,000, or 2%, in the second quarter.

Total sales in the Americas increased $81,835,000, or 14%, in the first half of 2010 largely due to an increase in the number of units sold, as well as an increase in the average price per unit sold. Comparable store sales increased $53,301,000, or 11%, in the first half, consisting of increases in both comparable branch store sales of 10% and New York Flagship store sales of 16%. Non-comparable store sales grew $15,030,000 in the first half. On a constant-exchange-rate basis, Americas sales increased 13%, and comparable store sales increased 10% in the first half. Combined Internet and catalog sales in the Americas increased $5,902,000, or 9%, in the first half due to increases in both the average price per order and the number of orders.

Asia-Pacific. Total sales in Asia-Pacific increased $19,570,000, or 21%, in the second quarter primarily due to an increase in the average price per unit sold. Comparable store sales increased $8,771,000, or 10%, and non-comparable store sales grew $10,284,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 17% and comparable store sales increased 7% in the second quarter due to growth in most markets.

Total sales in Asia-Pacific increased $60,210,000, or 35%, in the first half of 2010 equally due to increases in the average price per unit sold and the number of units sold. Comparable store sales increased $33,164,000, or 21%, and non-comparable store sales grew $24,775,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 27% and comparable store sales increased 14% in the first half due to growth in most markets.

Japan. Total sales in Japan increased $4,293,000, or 4%, in the second quarter due to an increase in the average price per unit sold (primarily reflecting the translation of yen-denominated sales into U.S. dollars), which was partly offset by a decline in the number of units sold. Comparable store sales declined $1,130,000, or 1%, in the second quarter. On a constant-exchange-rate basis, Japan sales decreased 2% and comparable store sales decreased 7% in the second quarter.

Total sales in Japan increased $2,313,000, or 1%, in the first half of 2010 due to an increase in the average price per unit sold (reflecting the translation of yen-denominated sales into U.S. dollars), which was almost entirely offset by a decline in the number of units sold. Comparable store sales declined $6,235,000, or 3%, in the first half. On a constant-exchange-rate basis, Japan sales decreased 5% and comparable store sales decreased 8% in the first half.

Europe. Total sales in Europe increased $9,592,000, or 14%, in the second quarter primarily due to increases in the number of units sold. This included increased comparable store sales of $6,304,000, or 11%, and non-comparable store sales growth of $4,630,000. On a constant-exchange-rate basis, sales increased 25% and comparable store sales increased 21% in the second quarter, reflecting broad-based geographical growth.

Total sales in Europe increased $23,264,000, or 19%, in the first half of 2010 primarily due to increases in the number of units sold. This included increased comparable store sales of $16,058,000, or 15%, and non-comparable store sales growth of $8,917,000. On a constant-exchange-rate basis, sales increased 22% and comparable store sales increased 18% in the first half, reflecting broad-based geographical growth.

Other. Other sales decreased $2,759,000, or 19%, in the second quarter primarily due to lower wholesale sales of diamonds that were deemed not suitable for the Company’s needs. Other sales increased $4,616,000, or 24% in the first half of 2010 primarily due to higher wholesale sales of diamonds and increased wholesale sales of TIFFANY & CO. merchandise to independent distributors.

Store Data. Management currently expects to open 14 Company-operated TIFFANY & CO. stores and boutiques in 2010, increasing the store base by approximately 6%, which includes the following locations which have already been opened and/or where plans have been finalized:

Location	Openings as of July 31, 2010	Remaining Openings 2010
Americas:
Baltimore, Maryland		Third Quarter
Santa Monica, California		Third Quarter
Jacksonville, Florida		Fourth Quarter
Houston – Woodlands, Texas		Fourth Quarter
Los Angeles – Beverly Center, California		Fourth Quarter
Asia-Pacific:
Shanghai – Hong Kong Plaza, China	First Quarter
Shanghai – IFC Mall, China	Second Quarter
Marina Bay, Singapore	Second Quarter
Beijing – China World III, China		Third Quarter
Taipei – Bellavita, Taiwan		Third Quarter
Seoul – Hyundai Shinchon, Korea		Fourth Quarter
Europe:
London – Canary Wharf, England		Third Quarter
Barcelona, Spain		Fourth Quarter

Gross Margin

	Second Quarter		First Half
	2010	2009	2010	2009
Gross profit as a percentage of net sales	57.8%	55.1%	57.8%	55.5%

Gross margin (gross profit as a percentage of net sales) increased in the second quarter and first half by 2.7 and 2.3 percentage points, which was driven primarily by the recapture of higher product costs through retail price increases, as well as manufacturing efficiencies. In addition, gross margin in the second quarter of 2010 benefited from a decline in wholesale sales of rough diamonds.

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

Selling, General and Administrative (“SG&A”) Expenses

	Second Quarter		First Half
	2010	2009	2010	2009
SG&A expenses as a percentage of net sales	40.8%	40.5%	41.0%	42.3%

SG&A expenses increased $25,248,000, or 10%, in the second quarter of 2010, primarily due to increased depreciation and store occupancy expenses of $8,797,000 related to new and existing stores as well as costs associated with Tiffany’s plan to consolidate its New York headquarters staff within one location (see “Item 1. Notes to Condensed Consolidated Financial Statements – Note 8. Commitments and Contingencies”), increased labor and benefit costs of $6,507,000 and increased marketing expenses of $6,204,000. In the first half of 2010, SG&A expenses increased $56,104,000 or 12%, primarily due to increased depreciation and store occupancy expenses of $16,551,000 due to new and existing stores as well as costs associated with Tiffany’s New York headquarters discussed above, increased labor and benefit costs of $15,804,000 and increased marketing expenses of $10,889,000. In addition, SG&A expenses were lower in the second quarter and first half of 2009 due to $4,442,000 of income received in connection with a note that had been previously impaired. SG&A expenses as a percentage of net sales increased by 0.3 percentage point in the second quarter due to the lower SG&A expenses in 2009 as discussed in the previous sentence and decreased by 1.3 percentage points in the first half due to sales leverage on fixed costs. Changes in foreign currency exchange rates had an insignificant translation effect on overall SG&A expenses in the second quarter and first half.

Earnings from Continuing Operations

(in thousands)	Second Quarter 2010	% of Net Sales*	Second Quarter 2009	% of Net Sales*
Earnings (losses) from continuing operations:
Americas	$68,970	19.7%	$55,738	17.2%
Asia-Pacific	24,366	21.9%	19,433	21.1%
Japan	31,228	26.5%	29,321	25.8%
Europe	16,841	21.9%	11,402	16.9%
Other	862	7.2%	(3,176)	(21.6)%
	142,267		112,718
Unallocated corporate expenses	(24,716)	3.7%	(27,606)	4.5%
Other (expense) income	(3,945)		4,442
Earnings from continuing operations	$113,606	17.0%	$89,554	14.6%
*	Percentages represent earnings (losses) from continuing operations as a percentage of each segment’s net sales.

Earnings from continuing operations increased 27% in the second quarter. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses and other (expense) income) to each segment’s net sales in the second quarter of 2010 and 2009 was as follows:

•	Americas – the ratio increased 2.5 percentage points primarily resulting from an increase in gross margin, as well as the effect of sales growth leveraging on operating expenses;

•
Asia-Pacific – the ratio increased 0.8 percentage point primarily due to an increase in gross margin, which was partly offset by increased operating expenses associated with new and existing locations;

•	Japan – the ratio increased 0.7 percentage point primarily due to an increase in gross margin, which was partly offset by increased marketing expenses;

•	Europe – the ratio increased 5.0 percentage points primarily due to the leveraging of operating expenses, as well as an increase in gross margin; and

•
Other – the ratio increased 28.8 percentage points. The prior period operating loss included a valuation adjustment related to the write-down of wholesale diamond inventory deemed not suitable for the Company’s needs.

(in thousands)	First Half 2010	% of Net Sales*	First Half 2009	% of Net Sales*
Earnings (losses) from continuing operations:
Americas	$123,892	18.6%	$85,207	14.6%
Asia-Pacific	56,540	24.2%	36,695	21.1%
Japan	62,224	26.7%	60,285	26.1%
Europe	31,469	21.6%	18,932	15.5%
Other	1,110	4.6%	(4,400)	(22.4)%
	275,235		196,719
Unallocated corporate expenses	(51,407)	3.9%	(52,093)	4.6%
Other (expense) income	(4,805)		4,442
Earnings from continuing operations	$219,023	16.8%	$149,068	13.2%
*	Percentages represent earnings (losses) from continuing operations as a percentage of each segment’s net sales.

Earnings from continuing operations increased 47% in the first half. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses and other (expense) income) to each segment’s net sales in the first half of 2010 and 2009 was as follows:

•	Americas – the ratio increased 4.0 percentage points primarily due to the leveraging of operating expenses, as well as an increase in gross margin;

•	Asia-Pacific – the ratio increased 3.1 percentage points primarily due to an increase in gross margin, as well as the leveraging of operating expenses;

•	Japan – the ratio increased 0.6 percentage point primarily due to an increase in gross margin, which was partly offset by an increase in marketing expenses;

•	Europe – the ratio increased 6.1 percentage points primarily due to the leveraging of operating expenses, as well as an increase in gross margin; and

•
Other – the ratio increased 27.0 percentage points. The prior period operating loss included a valuation adjustment related to the write-down of wholesale diamond inventory deemed not suitable for the Company’s needs.

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Total unallocated corporate expenses decreased in the second quarter and first half versus comparable periods in the prior year.

Other expense in the second quarter and first half of 2010 represents accelerated depreciation and incremental rent expense associated with Tiffany’s plan to consolidate its New York headquarters staff within one location. See “Item 1. Notes to Condensed Consolidated Financial Statements – Note 8. Commitments and Contingencies”.

Other income in the second quarter and first half of 2009 represents income received in connection with the assignment of the Tahera Diamond Corporation commitments and liens to an unrelated third party, recorded within SG&A, which represents full settlement under the terms of the assignment agreement.

Interest and Other Expenses, net
Interest and other expenses, net decreased $1,011,000 in the second quarter and $1,313,000 in the first half.

Provision for Income Taxes
The effective income tax rate for the second quarter of 2010 was 34.0% versus 26.7% in the prior year which had included a $5,700,000 benefit to the tax provision as a result of favorable reserve adjustments relating to the settlement of certain tax audits. The effective income tax rate for the six months ended July 31, 2010 was 32.5% versus 32.4% in the prior year. The effective income tax rate for the six months ended July 31, 2010 included the following non-recurring items recorded in the first quarter of 2010: (i) a benefit of $5,006,000 due to a change in tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations and (ii) a $1,910,000 charge as a result of recent healthcare reform legislation, which eliminated the tax benefit associated with the Medicare Part D subsidy.

Net Loss from Discontinued Operations
The loss from discontinued operations related to the Company’s IRIDESSE business was $5,907,000 pre-tax ($3,043,000 after tax) for the six months ended July 31, 2009. See “Item 1. Notes to Condensed Consolidated Financial Statements – Note 2. Discontinued Operations.”

2010 Outlook
Management’s outlook for full year 2010 is based on the following assumptions, which may or may not prove valid, and should be read in conjunction with “Item 1A. Risk Factors” on page 31:

•
A worldwide net sales increase of approximately 11%. By region, sales (denominated in U.S. dollars) are expected to increase approximately 10% in the Americas, to increase by a mid-twenties percentage in Asia-Pacific, to decline by a low single-digit percentage in Japan and to increase by a mid-teens percentage in Europe. Other sales are expected to increase modestly from the prior year.

•	The opening of 14 new Company-operated stores (five in the Americas, seven in Asia-Pacific and two in Europe).

•	An increase in operating margin primarily due to a higher gross margin, as well as an improved ratio of SG&A expenses to net sales.

•	Interest and other expenses, net of approximately $50,000,000.

•	An effective income tax rate of 34% - 35%.

•	Net earnings from continuing operations per diluted share of $2.60 - $2.65.

•	A high-single-digit percentage increase in net inventories.

•	Capital expenditures of approximately $180,000,000.

Note that the items listed above exclude i) approximately $18,000,000 of accelerated depreciation charges and incremental rent primarily related to Tiffany’s plans to relocate and house Tiffany’s New York headquarters staff (see “Item 1. Notes to Condensed Consolidated Financial Statements – Note 8. Commitments & Contingencies.”) and ii) $3,096,000 net tax benefit (see “Item 1. Notes to Condensed Consolidated Financial Statements – Note 4. Income Taxes”). In total, these items will reduce earnings in 2010 by approximately $0.06 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditures needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position and provide flexibility to pursue future strategic initiatives. Management continuously assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments. Management believes that cash on hand, internally-generated cash flows and the funds available under its revolving Credit Facility are sufficient to support the Company’s liquidity and capital requirements for the foreseeable future. Within the next 12 months, $269,960,000 of the Company’s long-term debt will reach maturity. On September 1, 2010, the Company refinanced ¥10,000,000,000, or approximately $115,000,000 and intends to repay the remaining amount coming due in the next 12 months with cash on hand.

The following table summarizes cash flows from operating, investing and financing activities:

	First Half
(in thousands)	2010	2009
Net cash (used in) provided by:
Operating activities	$(60,111)	$179,400
Investing activities	(99,221)	(27,487)
Financing activities	(58,365)	6,494
Effect of exchange rates on cash and cash equivalents	(1,280)	18,287
Net cash used in discontinued operations	—	(3,536)
Net (decrease) increase in cash and cash equivalents	$(218,977)	$173,158

Operating Activities
The Company had a net cash outflow from operating activities of $60,111,000 in the first half of 2010 compared with an inflow of $179,400,000 in the same period in 2009. The variance between 2010 and 2009 is primarily due to an increase in inventories as well as the Company’s contribution of $40,000,000 to its pension plan in the first quarter of 2010 (reflected in Other, net on the Condensed Consolidated Statements of Cash Flows).

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $1,860,711,000 and 4.3 at July 31, 2010, compared with $1,845,393,000 and 4.1 at January 31, 2010 and $1,844,653,000 and 7.6 at July 31, 2009. The decrease in the ratio from July 31, 2009 was primarily due to an increase in the current portion of long-term debt.

Accounts receivable, less allowances at July 31, 2010 were 1% lower than January 31, 2010. Accounts receivable, less allowances at July 31, 2010 was 12% higher than July 31, 2009, reflecting sales growth. Changes in foreign currency exchange rates had an insignificant translation effect on the change in accounts receivable balances.

Inventories, net at July 31, 2010 were 9% higher than January 31, 2010 and were 1% higher than July 31, 2009. In 2009, management reduced inventory levels due to economic conditions and inventories also finished the year lower than initially planned because of stronger-than-expected sales in the fourth quarter, both of which are contributing to year-over-year growth in 2010. The Company is increasing inventory levels in 2010 to support sales growth, new store openings and new product launches. Changes in foreign currency exchange rates had an insignificant translation effect on the change in inventories, net compared to January 31, 2010 and July 31, 2009.

Investing Activities
The Company had a net cash outflow from investing activities of $99,221,000 in the first half of 2010 compared with an outflow of $27,487,000 in the first half of 2009. The increased outflow in the current year is primarily due to purchases of marketable securities and short-term investments and higher capital expenditures.

Financing Activities
The Company had a net cash outflow from financing activities of $58,365,000 in the first half of 2010 compared with an inflow of $6,494,000 in the first half of 2009. The variance between 2010 and 2009 was primarily due to a decrease in net proceeds received from borrowings and share repurchases.

Share Repurchases. The Company’s share repurchase activity for the second quarter and first half of 2010 was as follows:

	Second Quarter		First Half
(in thousands, except per share amounts)	2010	2009	2010	2009
Cost of repurchases	$32,881	$—	$47,138	$—
Shares repurchased and retired	799	—	1,118	—
Average cost per share	$41.16	$—	$42.15	$—

The Company suspended share repurchases during the third quarter of 2008 in order to conserve cash. In January 2010, the Company resumed repurchasing its shares of Common Stock on the open market. The Company’s currently authorized stock repurchase program expires in January 2011. At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements. At July 31, 2010, there remained $354,822,000 of authorization for future repurchases.

Recent Borrowings. The Company had net repayments of or net proceeds from short-term and long-term borrowings as follows:

	First Half
(in thousands)	2010	2009
Proceeds from (repayment of) credit facility borrowings, net	$17,775	$(113,291)
Short-term borrowings:
Repayments of short-term borrowings	—	(93,000)
Long-term borrowings:
Proceeds from issuance	—	300,000
Repayments	—	(40,000)
Net proceeds from long-term borrowings	—	260,000
Net proceeds from total borrowings	$17,775	$53,709

In addition, there was $27,111,000 outstanding and $372,889,000 available under the revolving Credit Facility at July 31, 2010. The weighted average interest rate at July 31, 2010 was 3.2%. The Credit Facility will expire in July 2012.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 40% at July 31, 2010, 40% at January 31, 2010 and 45% at July 31, 2009.

At July 31, 2010, the Company was in compliance with all debt covenants.

Purchase of Non-controlling Interests. In October 2009, the Company acquired all non-controlling interests in two majority-owned entities that indirectly engage through majority-owned subsidiaries in diamond sourcing and polishing operations in South Africa and Botswana, respectively, for total consideration of $18,000,000, of which $11,000,000 was paid in the third quarter of 2009 and the remaining $7,000,000 was paid during the second quarter of 2010.

Contractual Obligations
In April 2010, Tiffany committed to a plan to consolidate its New York headquarters staff within one location in New York City from three separate locations currently leased in midtown Manhattan. The move is expected to occur in spring 2011 and will generate occupancy savings. Tiffany intends to sublease its existing properties through the end of their lease terms which run through 2015, but expects to recover only a portion of its rent obligations due to current market conditions. Accordingly, Tiffany anticipates recording expenses of approximately $30,000,000 primarily within selling, general and administrative expenses in the consolidated statement of earnings in the fiscal year ending January 31, 2012; this expense is related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income. Additionally, Tiffany will incur expenses of approximately $18,000,000 in the fiscal year ending January 31, 2011 and $5,000,000 in the fiscal year ending January 31, 2012 primarily related to the acceleration of the useful lives of certain property and equipment and incremental rents during the transition period. Changes in market conditions may affect the total expenses ultimately recorded. The expenses recorded during the three and six months ended July 31, 2010 were $3,945,000 and $4,805,000, respectively. Tiffany expects overall savings of approximately $125,000,000 over the lease term as a result of an overall reduction in rent expense; these estimated savings are based on current rental costs and assumptions made regarding future potential rent increases at the existing locations. This new lease, which expires in 2026, will increase total minimum annual rental payments as disclosed in the January 31, 2010 Annual Report on Form 10-K by the following amounts:

(in thousands)	Total	2010	2011-2012	2013-2014	Thereafter
Unrecorded contractual obligations:
Operating leases	$224,525	$—	$25,067	$27,346	$172,112

The Company’s contractual cash obligations and commercial commitments at July 31, 2010 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2010, except as noted above.

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

The Company also uses foreign exchange forward contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities and intercompany transactions between entities with differing functional currencies. Gains or losses on these foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. The term of all outstanding foreign exchange forward contracts as of July 31, 2010 ranged from one to 10 months.

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

In addition, some observers believe that the short-term attractiveness of “luxury” goods may have waned in certain markets, such as Japan, thus reducing demand. This could adversely affect the Registrant’s sales, retail pricing and margins.

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

(iv) Risk: that changes in foreign currencies may affect, positively or negatively, the Company’s sales, profit margins and operating expenses.

The Registrant operates retail stores and boutiques in various countries outside of the U.S. and, as a result, is exposed to market risk from fluctuations in foreign currency exchange rates. In 2009, the Registrant’s sales in countries outside of the U.S. represented approximately half of its net sales, of which Japan represented 19% of net sales. A substantial weakening of foreign currencies against the U.S. dollar would require the Registrant to raise its retail prices or reduce its profit margins in various locations outside of the U.S. Consumers in those markets may not accept significant price increases on the Registrant’s goods; thus, there is a risk that a substantial weakening of foreign currencies will result in reduced sales or profit margins. Conversely, a substantial strengthening of foreign currencies against the U.S. dollar will result in increased sales and profit margins.

The results of the operations of Registrant’s international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will increase net sales and operating expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will decrease net sales and operating expenses.

In addition, a weakening in foreign currency exchange rates may create disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Registrant operates retail stores which could adversely affect the Registrant’s net sales and profits.

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

PART II.	Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains the Company’s stock repurchases of equity securities in the second quarter of 2010:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares, (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2010 to May 31, 2010	107,300	$45.74	107,300	$382,795,000

June 1, 2010 to June 30, 2010	229,900	$43.32	229,900	$372,836,000

July 1, 2010 to July 31, 2010	461,700	$39.01	461,700	$354,822,000

TOTAL	798,900	$41.16	798,900	$354,822,000

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

10.161
Form of Note Purchase Agreement dated as of September 1, 2010 by and between Registrant and various institutional note purchasers with respect to the Registrant’s yen 10,000,000,000 principal amount 1.72% Series Notes due September 1, 2016.

10.162	Guaranty Agreement dated September 1, 2010 with respect to the Note Purchase Agreement (see Exhibit 10.161 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, furnished with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO.
(Registrant)

Date	September 1, 2010	By:	/s/ James N. Fernandez
James N. Fernandez Executive Vice President and Chief Financial Officer (principal financial officer)