Form 10-Q
period 2010-10-31
TIFFANY & CO
filed 2010-12-01
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-9494
TIFFANY & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-3228013
(State of incorporation)	(I.R.S. Employer Identification No.)

727 Fifth Ave. New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 755-8000
Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 126,400,403 shares outstanding at the close of business on November 30, 2010.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2010

PAGE
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — October 31, 2010, January 31, 2010 and October 31, 2009 (Unaudited)	3

Condensed Consolidated Statements of Earnings — for the three and nine months ended October 31, 2010 and 2009 (Unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity — for the nine months ended October 31, 2010 and Comprehensive Earnings — for the three and nine months ended October 31, 2010 and 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows — for the nine months ended October 31, 2010 and 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1A. Risk Factors	31-33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

(a) Exhibits

Exhibit 10.153
Exhibit 10.159a
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.  Financial Information

Item 1.	Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	October 31, 2010	January 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$482,242	$785,702	$374,871
Short-term investments	47,254	—	—
Accounts receivable, less allowances of $11,208, $12,892 and $10,204	179,428	158,706	150,895
Inventories, net	1,654,552	1,427,855	1,541,888
Deferred income taxes	24,618	6,651	12,521
Prepaid expenses and other current assets	86,937	66,752	126,400

Total current assets	2,475,031	2,445,666	2,206,575

Property, plant and equipment, net	668,179	685,101	694,063
Deferred income taxes	186,426	183,825	157,680
Other assets, net	185,151	173,768	160,911

	$3,514,787	$3,488,360	$3,219,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$60,286	$27,642	$30,906
Current portion of long-term debt	101,675	206,815	163,890
Accounts payable and accrued liabilities	216,293	231,913	222,313
Income taxes payable	2,275	67,513	15,412
Merchandise and other customer credits	65,107	66,390	66,287

Total current liabilities	445,636	600,273	498,808

Long-term debt	593,028	519,592	558,207
Pension/postretirement benefit obligations	195,896	219,276	187,872
Deferred gains on sale-leasebacks	128,927	128,649	130,861
Other long-term liabilities	152,744	137,331	132,837

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 126,128, 126,326 and 124,304	1,261	1,263	1,243
Additional paid-in capital	825,472	764,132	690,675
Retained earnings	1,182,746	1,151,109	1,032,371
Accumulated other comprehensive loss, net of tax	(10,923)	(33,265)	(13,645)

Total stockholders’ equity	1,998,556	1,883,239	1,710,644

	$3,514,787	$3,488,360	$3,219,229

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Net sales	$681,729	$598,212	$1,984,075	$1,728,320
Cost of sales	283,158	270,409	832,774	773,846

Gross profit	398,571	327,803	1,151,301	954,474
Selling, general and administrative expenses	300,993	260,986	834,700	738,589

Earnings from continuing operations	97,578	66,817	316,601	215,885
Interest and other expenses, net	12,997	11,326	36,256	35,898

Earnings from continuing operations before income taxes	84,581	55,491	280,345	179,987
Provision for income taxes	29,502	12,182	93,166	52,518

Net earnings from continuing operations	55,079	43,309	187,179	127,469
Net earnings (loss) from discontinued operations	—	30	—	(3,013)

Net earnings	$55,079	$43,339	$187,179	$124,456

Earnings per share:
Basic
Net earnings from continuing operations	$0.44	$0.35	$1.48	$1.03
Net loss from discontinued operations	—	—	—	(0.03)

Net earnings	$0.44	$0.35	$1.48	$1.00

Diluted
Net earnings from continuing operations	$0.43	$0.34	$1.46	$1.02
Net loss from discontinued operations	—	—	—	(0.02)

Net earnings	$0.43	$0.35	$1.46	$1.00

Weighted-average number of common shares:
Basic	126,176	124,202	126,591	124,095
Diluted	127,905	125,582	128,277	124,756
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE EARNINGS
(Unaudited)
(in thousands)

			Accumulated
	Total		Other			Additional
	Stockholders’	Retained	Comprehensive	Common Stock		Paid-In
	Equity	Earnings	(Loss) Gain	Shares	Amount	Capital

Balances, January 31, 2010	$1,883,239	$1,151,109	$(33,265)	126,326	$1,263	$764,132
Exercise of stock options and vesting of restricted stock units (“RSUs”)	38,214	—	—	1,404	14	38,200
Tax effect of exercise of stock options and vesting of RSUs	4,791	—	—	—	—	4,791
Share-based compensation expense	19,312	—	—	—	—	19,312
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	5,000	—	—	104	1	4,999
Purchase and retirement of Common Stock	(72,806)	(66,827)	—	(1,706)	(17)	(5,962)
Cash dividends on Common Stock	(88,715)	(88,715)	—	—	—	—
Deferred hedging loss, net of tax	(1,278)	—	(1,278)	—	—	—
Unrealized gain on marketable securities, net of tax	1,583	—	1,583	—	—	—
Foreign currency translation adjustments, net of tax	20,539	—	20,539	—	—	—
Net unrealized gain on benefit plans, net of tax	1,498	—	1,498	—	—	—
Net earnings	187,179	187,179	—	—	—	—

Balances, October 31, 2010	$1,998,556	$1,182,746	$(10,923)	126,128	$1,261	$825,472

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Comprehensive earnings are as follows:
Net earnings	$55,079	$43,339	$187,179	$124,456
Other comprehensive (loss) gain, net of tax:
Deferred hedging (loss) gain	(3,353)	1,808	(1,278)	5,632
Foreign currency translation adjustments	22,710	20,645	20,539	48,363
Unrealized gain on marketable securities	947	915	1,583	3,815
Net unrealized gain (loss) on benefit plans	476	(40)	1,498	(22)

Comprehensive earnings	$75,859	$66,667	$209,521	$182,244

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$187,179	$124,456
Loss from discontinued operations, net of tax	—	3,013

Net earnings from continuing operations	187,179	127,469
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	109,165	103,239
Amortization of gain on sale-leaseback	(7,552)	(7,264)
Excess tax benefits from share-based payment arrangements	(4,310)	(141)
Provision for inventories	20,063	23,796
Deferred income taxes	(31,783)	11,097
Provision for pension/postretirement benefits	20,303	18,010
Share-based compensation expense	19,027	18,069
Changes in assets and liabilities:
Accounts receivable	(7,179)	21,622
Inventories	(208,381)	58,943
Prepaid expenses and other current assets	(15,381)	11,914
Accounts payable and accrued liabilities	(10,722)	(8,489)
Income taxes payable	(52,038)	(52,799)
Merchandise and other customer credits	(1,733)	(1,922)
Other, net	(32,447)	(44,776)

Net cash (used in) provided by operating activities	(15,789)	278,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(88,694)	(46,888)
Purchases of marketable securities and short-term investments	(48,692)	(3,296)
Proceeds from sales of marketable securities and short-term investments	913	782
Other	—	3,485

Net cash used in investing activities	(136,473)	(45,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) credit facility borrowings, net	31,787	(124,992)
Repayment of short-term borrowings	—	(93,000)
Repayment of long-term debt	(178,845)	(40,000)
Proceeds from issuance of long-term debt	118,430	300,000
Repurchase of Common Stock	(72,806)	—
Proceeds from exercise of stock options	38,214	6,347
Excess tax benefits from share-based payment arrangements	4,310	141
Cash dividends on Common Stock	(88,715)	(63,384)
Financing fees	(174)	(6,255)
Purchase of non-controlling interests	(7,000)	(11,000)

Net cash used in financing activities	(154,799)	(32,143)

Effect of exchange rate changes on cash and cash equivalents	3,601	17,481

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	(3,763)

Net cash used in discontinued operations	—	(3,763)

Net (decrease) increase in cash and cash equivalents	(303,460)	214,426
Cash and cash equivalents at beginning of year	785,702	160,445

Cash and cash equivalents at end of nine months	$482,242	$374,871

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (the “Company”) and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (“VIE”s), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of October 31, 2010 and 2009 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2010 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.
The Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three and nine months ended October 31, 2010 and 2009 are not necessarily indicative of the results of the entire fiscal year.
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
Summarized statement of earnings data for IRIDESSE is as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	October 31, 2009	October 31, 2009
Net sales	$1,044	$13,231

Earnings (loss) before income taxes	13	(5,894)

Benefit from income taxes	17	2,881

Net earnings (loss) from discontinued operations	$30	$(3,013)

3.	INVENTORIES

(in thousands)	October 31, 2010	January 31, 2010	October 31, 2009
Finished goods	$1,090,853	$904,523	$1,046,648
Raw materials	464,701	450,966	438,360
Work-in-process	98,998	72,366	56,880

Inventories, net	$1,654,552	$1,427,855	$1,541,888

4.	INCOME TAXES
The effective income tax rate for the three months ended October 31, 2010 was 34.9% versus 22.0% in the prior year which had included a $5,558,000 benefit to the tax provision as a result of favorable reserve adjustments relating to the expiration of statutory periods. The effective income tax rate for the nine months ended October 31, 2010 was 33.2% versus 29.2% in the prior year. The effective income tax rate for the nine months ended October 31, 2010 included the following non-recurring items recorded in the first quarter of 2010: (i) a benefit of $5,006,000 due to a change in tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations and (ii) a $1,910,000 charge as a result of recent healthcare reform legislation, which eliminated the tax benefit associated with the Medicare Part D subsidy. Additionally, the effective income tax rate for the nine months ended October 31, 2009 included an $11,220,000 benefit to the tax provision associated with the settlement of certain tax audits and the expiration of statutory periods.
During the nine months ended October 31, 2010, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including New York state (tax years 2004-2008), New York City (tax years 2006-2008), Japan (tax years 2003-2008) and by the Internal Revenue Service (tax years 2007-2008). Tax years from 2003-present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company does not anticipate any material changes to the total gross amount of unrecognized tax benefits over the next 12 months. Future developments may result in a change in this assessment.
5.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.
The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2010	2009	2010	2009
Net earnings for basic and diluted EPS	$55,079	$43,339	$187,179	$124,456

Weighted-average shares for basic EPS	126,176	124,202	126,591	124,095
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,729	1,380	1,686	661

Weighted-average shares for diluted EPS	127,905	125,582	128,277	124,756

For the three months ended October 31, 2010 and 2009, there were 431,000 and 3,528,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2010 and 2009, there were 450,000 and 6,380,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

6.	DEBT
On September 1, 2010, the Company, in a private transaction, issued, at par, ¥10,000,000,000 ($118,430,000 at issuance) of 1.72% Senior Notes due September 2016. The proceeds were used to repay a portion of debt that came due in September 2010. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.
7.	HEDGING INSTRUMENTS
Background Information
The Company currently uses derivative financial instruments, including interest rate swap agreements, forward contracts and net-zero-cost collar arrangements (combination of call and put option contracts) to mitigate its exposures to changes in interest rates, foreign currency and precious metal prices. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. If a derivative instrument meets certain hedge accounting criteria, the derivative instrument is designated as one of the following on the date the derivative is entered into:
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
Types of Derivative Instruments
Interest Rate Swap Agreements – In the second quarter of 2009, the Company entered into interest rate swap agreements to effectively convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swap agreements serve as a hedge to changes in the fair value of these debt instruments. The Company is hedging its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The Company accounts for the interest rate swaps as fair value hedges. As of October 31, 2010, the notional amount of interest rate swap agreements outstanding was $160,000,000.
Foreign Exchange Forward and Put Option Contracts – The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The Company assesses hedge effectiveness based on the total changes in the put option contracts’ cash flows. These foreign exchange forward contracts and put option contracts are designated and accounted for as either cash flow hedges or economic hedges that are not designated as hedging instruments.
As of October 31, 2010, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $223,600,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $24,084,000. The term of all outstanding foreign exchange forward contracts as of October 31, 2010 ranged from less than one month to 16 months.
As of October 31, 2010, the Company de-designated all of its outstanding put option contracts (notional amount of $94,100,000 outstanding at October 31, 2010) and entered into offsetting call option contracts. These put and call option contracts are accounted for as undesignated hedges. Any gains or losses on these de-designated put option contracts are substantially offset by losses or gains on the call option contracts.
Precious Metal Collars & Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 13 months. As of October 31, 2010, there were approximately 8,000 ounces of platinum and 37,500 ounces of silver precious metal derivative instruments outstanding.
Information on the location and amounts of derivative gains and losses in the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended October 31,
	2010		2009
	Pre-Tax Gain	Pre-Tax Loss	Pre-Tax Gain	Pre-Tax Loss
	Recognized in	Recognized in	Recognized in	Recognized in
	Earnings on	Earnings on	Earnings on	Earnings on
(in thousands)	Derivatives	Hedged Item	Derivatives	Hedged Item
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements [a]	$2,351	$(2,037)	$1,953	$(1,967)

	Nine Months Ended October 31,
	2010		2009
	Pre-Tax Gain	Pre-Tax Loss	Pre-Tax Gain	Pre-Tax Loss
	Recognized in	Recognized in	Recognized in	Recognized in
	Earnings on	Earnings on	Earnings on	Earnings on
(in thousands)	Derivatives	Hedged Item	Derivatives	Hedged Item
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements [a]	$7,257	$(6,334)	$1,330	$(1,288)

	Three Months Ended October 31,
	2010		2009
		Amount of (Loss)	Pre-Tax	Amount of Loss
	Pre-Tax	Gain Reclassified	Gain (Loss)	Reclassified from
	(Loss) Gain	from Accumulated	Recognized in	Accumulated OCI
	Recognized in OCI	OCI into Earnings	OCI	Into Earnings
(in thousands)	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a,b]	$(6,812)	$(311)	$1,078	$—
Put option contracts [b]	(847)	(577)	(1,420)	(959)
Precious metal collars [b]	385	(117)	550	(1,259)
Precious metal forward contracts [b]	1,744	504	527	—

	$(5,530)	$(501)	$735	$(2,218)

	Nine Months Ended October 31,
	2010		2009
		Amount of (Loss)	Pre-Tax	Amount of Loss
	Pre-Tax	Gain Reclassified	Gain (Loss)	Reclassified from
	(Loss) Gain	from Accumulated	Recognized in	Accumulated OCI
	Recognized in OCI	OCI into Earnings	OCI	Into Earnings
(in thousands)	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a,b]	$(6,169)	$(577)	$561	$(1,485)
Put option contracts [b]	(2,263)	(2,084)	(1,525)	(2,905)
Precious metal collars [b]	661	(1,295)	2,909	(2,155)
Precious metal forward contracts [b]	3,114	964	527	—

	$(4,657)	$(2,992)	$2,472	$(6,545)

	Pre-Tax (Loss) Gain Recognized in Earnings
	on Derivative
	Three Months Ended		Three Months Ended
(in thousands)	October 31, 2010		October 31, 2009
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts [a]	(161	) [c]	$(225)[c]
Call option contracts [b]	155		(121)
Put option contracts [b]	(195)		121

	$(201)		$(225)

	Pre-Tax (Loss) Gain Recognized in Earnings
	on Derivative
	Nine Months Ended		Nine Months Ended
(in thousands)	October 31, 2010		October 31, 2009
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts [a]	$(775	) [c]	$(799	) [c]
Call option contracts [b]	303		(118)
Put option contracts [b]	(343)		118

	$(815)		$(799)

[a]	The gain or loss recognized in earnings is included within Interest and other expenses, net on the Company’s Condensed Consolidated Statement of Earnings.

[b]	The gain or loss recognized in earnings is included within Cost of sales on the Company’s Condensed Consolidated Statement of Earnings.

[c]	Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.
There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended October 31, 2010 and 2009. The Company expects approximately $3,310,000 of net pre-tax derivative losses included in accumulated other comprehensive income at October 31, 2010 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.
For information regarding the location and amount of the derivative instruments in the Condensed Consolidated Balance Sheet, refer to “Note 8. Fair Value of Financial Instruments.”
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
8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company uses the market approach to measure fair value for its mutual funds, time deposits and derivative instruments. The Company’s interest rate swap agreements are primarily valued using the 3-month

LIBOR rate. The Company’s put and call option contracts, as well as its foreign exchange forward contracts, are primarily valued using the appropriate foreign exchange spot rates. The Company’s precious metal collars and precious metal forward contracts are primarily valued using the relevant precious metal spot rate. For further information on the Company’s hedging instruments and program, see “Note 7. Hedging Instruments.”
Financial assets and liabilities carried at fair value at October 31, 2010 are classified in the tables below in one of the three categories described above:

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial Assets
Mutual funds [a]	$42,939	$42,939	$—	$—	$42,939
Time deposits [b]	47,254	47,254	—	—	47,254

Derivatives designated as hedging instruments:

Interest rate swap agreements [a]	9,253	—	9,253	—	9,253
Precious metal forward contracts [c]	1,371	—	1,371	—	1,371
Precious metal collars [c]	242	—	242	—	242

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	107	—	107	—	107
Put option contracts [c]	208	—	208	—	208

Total assets	$101,374	$90,193	$11,181	$—	$101,374

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial Liabilities

Derivatives designated as hedging instruments:

Foreign exchange forward contracts [d]	$5,825	$—	$5,825	$—	$5,825

Derivatives not designated as hedging instruments:

Call option contracts [d]	208	—	208	—	208
Foreign exchange forward contracts [d]	128	—	128	—	128

Total liabilities	$6,161	$—	$6,161	$—	$6,161

Financial assets and liabilities carried at fair value at October 31, 2009 are classified in the tables below in one of the three categories described above:

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial Assets
Mutual funds [a]	$28,515	$28,515	$—	$—	$28,515

Derivatives designated as hedging instruments:

Interest rate swap agreements [a]	1,330	—	1,330	—	1,330
Put option contracts [c]	270	—	270	—	270
Precious metal collars [c]	299	—	299	—	299
Precious metal forward contracts [c]	531	—	531	—	531
Foreign exchange forward contracts [c]	1,078	—	1,078	—	1,078

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	61	—	61	—	61
Put option contracts [c]	717	—	717	—	717

Total assets	$32,801	$28,515	$4,286	$—	$32,801

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Financial Liabilities

Derivatives designated as hedging instruments:

Precious metal forward contracts [d]	$3	$—	$3	$—	$3

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [d]	1,445	—	1,445	—	1,445
Call option contracts [d]	639	—	639	—	639

Total liabilities	$2,087	$—	$2,087	$—	$2,087

[a]	This amount is included within Other assets, net on the Company’s Condensed Consolidated Balance Sheet.

[b]	This amount is included within Short-term investments on the Company’s Condensed Consolidated Balance Sheet.

[c]	This amount is included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.

[d]	This amount is included within Accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of debt with variable interest rates approximates carrying value. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities. The total carrying value of short-term borrowings and long-term debt was $754,989,000 and $753,003,000 and the corresponding fair value was approximately $850,000,000 and $800,000,000 at October 31, 2010 and 2009.

9.	COMMITMENTS AND CONTINGENCIES
In April 2010, Tiffany and Company, the Company’s principal operating subsidiary (“Tiffany”) committed to a plan to consolidate and relocate its New York headquarters staff to a single location in New York City from three separate locations currently leased in midtown Manhattan. The move is expected to occur in spring 2011 and will generate occupancy savings over the term of the 15-year lease. Tiffany intends to sublease its existing properties through the end of their lease terms which run through 2015, but expects to recover only a portion of its rent obligations due to current market conditions. Accordingly, Tiffany anticipates recording expenses of approximately $30,000,000 primarily within selling, general and administrative expenses in the consolidated statement of earnings in the fiscal year ending January 31, 2012; this expense is related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income. Additionally, Tiffany will incur expenses of approximately $18,000,000 in the fiscal year ending January 31, 2011 and $5,000,000 in the fiscal year ending January 31, 2012 primarily related to the acceleration of the useful lives of certain property and equipment and incremental rents during the transition period. Changes in market conditions may affect the total expenses ultimately recorded. The expenses recorded during the three and nine months ended October 31, 2010 were $6,421,000 and $11,226,000, respectively, and are primarily included in selling, general and administrative expenses (“SG&A”). This new lease, which expires in 2026, will increase total minimum annual rental payments as disclosed in the January 31, 2010 Annual Report on Form 10-K by the following amounts:

(in thousands)	Total	2010	2011-2012	2013-2014	Thereafter
Unrecorded contractual obligations:
Operating leases	$224,525	$—	$25,067	$27,346	$172,112

10.	STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive (Loss) Gain

	October 31,	January 31,	October 31,
(in thousands)	2010	2010	2009
Accumulated other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	$37,051	$16,512	$22,125
Deferred hedging loss	(3,885)	(2,607)	(3,352)
Unrealized loss on marketable securities	(316)	(1,899)	(2,325)
Net unrealized loss on benefit plans	(43,773)	(45,271)	(30,093)

	$(10,923)	$(33,265)	$(13,645)

11.	EMPLOYEE BENEFIT PLANS
The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.
Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended October 31,
			Other
	Pension Benefits		Postretirement Benefits
(in thousands)	2010	2009	2010	2009
Net Periodic Benefit Cost:
Service cost	$3,061	$2,774	$590	$409
Interest cost	5,909	5,748	816	689
Expected return on plan assets	(4,266)	(3,491)	—	—
Amortization of prior service cost	270	267	(164)	(164)
Amortization of net loss	644	85	1	2

Net expense	$5,618	$5,383	$1,243	$936

	Nine Months Ended October 31,
			Other
	Pension Benefits		Postretirement Benefits
(in thousands)	2010	2009	2010	2009
Net Periodic Benefit Cost:
Service cost	$9,604	$8,671	$1,284	$945
Interest cost	17,904	17,110	2,208	1,981
Expected return on plan assets	(13,176)	(10,943)	—	—
Amortization of prior service cost	808	803	(494)	(494)
Amortization of net loss (gain)	2,164	(63)	1	—

Net expense	$17,304	$15,578	$2,999	$2,432

12.	SEGMENT INFORMATION
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

•
Other consists of all non-reportable segments. Other consists primarily of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (such as the Middle East and Russia) and wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs. In addition, Other includes earnings received from third-party licensing agreements.

The results of IRIDESSE are presented as a discontinued operation in the condensed consolidated financial statements for all periods presented. Prior to the reclassification, IRIDESSE results had been included within the Other non-reportable segment. Refer to “Note 2. Discontinued Operations.”

Certain information relating to the Company’s segments is set forth below:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2010	2009	2010	2009
Net sales:
Americas	$331,767	$303,515	$997,458	$887,371
Asia-Pacific	127,057	102,381	360,883	275,997
Japan	130,817	117,062	363,897	347,829
Europe	77,456	63,604	222,977	185,861

Total reportable segments	667,097	586,562	1,945,215	1,697,058
Other	14,632	11,650	38,860	31,262

	$681,729	$598,212	$1,984,075	$1,728,320

Earnings (losses) from continuing operations*:
Americas	$51,678	$39,244	$175,570	$124,451
Asia-Pacific	25,434	23,472	81,974	60,167
Japan	39,081	30,296	101,305	90,581
Europe	15,539	8,651	47,008	27,583

Total reportable segments	131,732	101,663	405,857	302,782
Other	2,134	(505)	3,244	(4,905)

	$133,866	$101,158	$409,101	$297,877

*	Represents earnings (losses) from continuing operations before unallocated corporate expenses, interest and other expenses, net and other (expense) income.
The following table sets forth a reconciliation of the segments’ earnings from continuing operations to the Company’s consolidated earnings from continuing operations before income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2010	2009	2010	2009

Earnings from continuing operations for segments	$133,866	$101,158	$409,101	$297,877

Unallocated corporate expenses	(29,867)	(30,341)	(81,274)	(82,434)

Interest and other expenses, net	(12,997)	(11,326)	(36,256)	(35,898)
Other (expense) income	(6,421)	(4,000)	(11,226)	442

Earnings from continuing operations before income taxes	$84,581	$55,491	$280,345	$179,987

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources.
Other (expense) income in the three months and nine months ended October 31, 2010 represents accelerated depreciation and incremental rent expense associated with Tiffany’s plan to consolidate and relocate its New York headquarters staff to a single location. See “Note 9. Commitments and Contingencies.”
Other (expense) income in the three months and nine months ended October 31, 2009 represents $4,000,000 paid to terminate a third party management agreement associated with the Company’s acquisition in October 2009 of all non-controlling interests in two majority-owned entities that indirectly engage through majority-owned subsidiaries in diamond sourcing and polishing operations in South Africa and Botswana, respectively.

Other (expense) income in the nine months ended October 31, 2009 also includes $4,442,000 of income received in connection with the assignment of the Tahera Diamond Corporation commitments and liens to an unrelated third party, recorded within SG&A, which represents full settlement under the terms of the assignment agreement. The Company had taken an impairment charge of $47,981,000 in the year ended January 31, 2008 associated with the Commitment.
13.	SUBSEQUENT EVENT
On November 18, 2010, the Company’s Board of Directors declared a quarterly dividend on its Common Stock of $0.25 per share. This dividend will be paid on January 10, 2011 to stockholders of record on December 20, 2010.

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
•
Other consists of all non-reportable segments. Other consists primarily of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (such as the Middle East and Russia) and wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs. In addition, Other includes earnings received from third-party licensing agreements.

The results of IRIDESSE, a business that was closed in 2009, are presented as a discontinued operation in the condensed consolidated financial statements for all periods presented. Prior to the reclassification, IRIDESSE results had been included within the Other non-reportable segment. Refer to “Item 1. Notes to Condensed Consolidated Financial Statements — Note 2. Discontinued Operations.”
All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.
HIGHLIGHTS
•
Worldwide net sales increased 14% in the three months (“third quarter”) and increased 15% in the nine months (“year-to-date”) ended October 31, 2010. Sales in all reportable segments increased in the third quarter and year-to-date 2010.

•
On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales increased 12% in both the third quarter and year-to-date 2010. Comparable store sales increased 7% in both the third quarter and year-to-date 2010.

•	In the year-to-date, the Company opened six stores (two in the Americas and four in Asia-Pacific) and closed one store in Japan. Management expects to open eight stores in the fourth quarter of 2010.
•	The Company launched e-commerce sites in eight European countries in the second quarter of 2010.

•
Operating margin increased 3.1 percentage points in the third quarter of 2010 due to a higher gross margin, which was partly offset by the de-leveraging of operating expenses (due to substantially higher marketing spending), and increased 3.5 percentage points in the year-to-date 2010 due to a higher gross margin and the leveraging of operating expenses.

•	Net earnings from continuing operations increased 27% to $55,079,000 in the third quarter of 2010 and increased 47% to $187,179,000 in the year-to-date 2010.
•
During the third quarter of 2010, the Company issued, at par, ¥10,000,000,000 ($118,430,000 at issuance) of 1.72% Senior Notes due September 2016. The proceeds were used to repay a portion of debt that came due in September 2010.

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

	Third Quarter 2010 vs. 2009			Year-to-date 2010 vs. 2009
			Constant-			Constant-
	GAAP	Translation	Exchange-	GAAP	Translation	Exchange-
	Reported	Effect	Rate Basis	Reported	Effect	Rate Basis
Net Sales:
Worldwide	14%	2%	12%	15%	3%	12%
Americas	9%	—%	9%	12%	—%	12%
Asia-Pacific	24%	4%	20%	31%	7%	24%
Japan	12%	10%	2%	5%	8%	(3)%
Europe	22%	(7)%	29%	20%	(4)%	24%

Comparable Store Sales:
Worldwide	9%	2%	7%	9%	2%	7%
Americas	6%	1%	5%	9%	1%	8%
Asia-Pacific	15%	4%	11%	18%	5%	13%
Japan	8%	10%	(2)%	1%	7%	(6)%
Europe	16%	(8)%	24%	15%	(5)%	20%

RESULTS OF OPERATIONS
Net Sales
Net sales by segment were as follows:

	Third Quarter
(in thousands)	2010	2009	Increase
Americas	$331,767	$303,515	9%
Asia-Pacific	127,057	102,381	24%
Japan	130,817	117,062	12%
Europe	77,456	63,604	22%
Other	14,632	11,650	26%

	$681,729	$598,212	14%

	Year-to-date
(in thousands)	2010	2009	Increase
Americas	$997,458	$887,371	12%
Asia-Pacific	360,883	275,997	31%
Japan	363,897	347,829	5%
Europe	222,977	185,861	20%
Other	38,860	31,262	24%

	$1,984,075	$1,728,320	15%

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
Americas. Total sales in the Americas increased $28,252,000, or 9%, in the third quarter primarily due to an increase in the average price per unit sold. Comparable store sales increased $15,086,000, or 6%, in the third quarter, consisting of an increase in comparable branch store sales of 8% and a decline in New York Flagship store sales of 3%, and non-comparable store sales grew $6,335,000. On a constant-exchange-rate basis, Americas sales increased 9% and comparable store sales increased 5% in the third quarter. Combined Internet and catalog sales in the Americas increased $1,918,000, or 7%, in the third quarter due to an increase in the average price per order.
Total sales in the Americas increased $110,087,000, or 12%, in the year-to-date largely due to an increase in the number of units sold, as well as an increase in the average price per unit sold. Comparable store sales increased $68,389,000, or 9%, in the year-to-date, consisting of increases in both comparable branch store sales of 9% and New York Flagship store sales of 8%. Non-comparable store sales grew $21,368,000 in the year-to-date. On a constant-exchange-rate basis, Americas sales increased 12%, and comparable store sales increased 8% in the year-to-date. Combined Internet and catalog sales in the Americas increased $7,820,000, or 8%, in the year-to-date due to an increase in the average price per order.
Asia-Pacific. Total sales in Asia-Pacific increased $24,676,000, or 24%, in the third quarter primarily due to an increase in the average price per unit sold. Comparable store sales increased $14,473,000, or 15%, and non-comparable store sales grew $8,329,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 20% and comparable store sales increased 11% in the third quarter due to geographically broad-based sales growth, especially in the Greater China region.
Total sales in Asia-Pacific increased $84,886,000, or 31%, in the year-to-date largely due to an increase in the average price per unit sold, as well as an increase in the number of units sold. Comparable store sales increased $47,637,000, or 18%, and non-comparable store sales grew $33,104,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 24% and comparable store sales increased 13% in the year-to-date due to geographically broad-based sales growth, especially in the Greater China region.
Japan. Total sales in Japan increased $13,755,000, or 12%, in the third quarter due to an increase in the average price per unit sold (partly reflecting the translation of yen-denominated sales into U.S. dollars), which was partly offset by a decline in the number of units sold. Comparable store sales increased $8,895,000, or 8%, in the third quarter and other non-Retail store sales increased $3,742,000. On a constant-exchange-rate basis, Japan sales increased 2% and comparable store sales decreased 2% in the third quarter.
Total sales in Japan increased $16,068,000, or 5%, in the year-to-date due to an increase in the average price per unit sold (primarily reflecting the translation of yen-denominated sales into U.S. dollars), which was partly offset by a decline in the number of units sold. Other non-Retail store sales increased $9,223,000 and non-comparable store sales grew $4,186,000. On a constant-exchange-rate basis, Japan sales decreased 3% and comparable store sales decreased 6% in the year-to-date.
Europe. Total sales in Europe increased $13,852,000, or 22%, in the third quarter largely due to an increase in the number of units sold, as well as an increase in the average price per unit sold. This included increased comparable store sales of $9,002,000, or 16%, and non-comparable store sales growth of $4,876,000. On a constant-exchange-rate basis, sales increased 29% and comparable store sales increased 24% in the third quarter, reflecting geographically broad-based sales growth.
Total sales in Europe increased $37,116,000, or 20%, in the year-to-date primarily due to an increase in the number of units sold, as well as an increase in the average price per unit sold. This included increased comparable store sales of $25,060,000, or 15%, and non-comparable store sales growth of $13,794,000. On a constant-exchange-rate basis, sales increased 24% and comparable store sales increased 20% in the year-to-date, reflecting growth in all countries.
Other. Other sales increased $2,982,000, or 26%, in the third quarter primarily due to higher wholesale sales of TIFFANY & CO. merchandise to independent distributors. Other sales increased $7,598,000 or 24% in the year-to-date primarily due to increased wholesale sales of TIFFANY & CO. merchandise to independent distributors and higher wholesale sales of diamonds.
Store Data. Management currently expects to open 14 Company-operated TIFFANY & CO. stores and boutiques in 2010, increasing the store base by approximately 6%, which includes the following locations which have already been opened or closed or planned in the fourth quarter:

Openings (Closings)
	as of	Remaining Openings
Location	October 31, 2010	2010
Americas:
Baltimore, Maryland	Third Quarter
Santa Monica, California	Third Quarter
Jacksonville, Florida		Fourth Quarter
Houston — Woodlands, Texas		Fourth Quarter
Los Angeles — Beverly Center, California		Fourth Quarter
Asia-Pacific:
Shanghai — Hong Kong Plaza, China	First Quarter
Shanghai — IFC Mall, China	Second Quarter
Marina Bay, Singapore	Second Quarter
Taipei — Bellavita, Taiwan	Third Quarter
Kunming, China		Fourth Quarter
Beijing — China World III, China		Fourth Quarter
Seoul — Hyundai Shinchon, Korea		Fourth Quarter
Japan:
Kawasaki, Japan	(Third Quarter)
Europe:
London — Canary Wharf, England		Fourth Quarter
Barcelona, Spain		Fourth Quarter

Gross Margin

	Third Quarter		Year-to-date
	2010	2009	2010	2009
Gross profit as a percentage of net sales	58.5%	54.8%	58.0%	55.2%

Gross margin (gross profit as a percentage of net sales) increased in the third quarter and year-to-date by 3.7 percentage points and 2.8 percentage points, which was driven primarily by the recapture of higher product costs through retail price increases, as well as manufacturing efficiencies. In addition, in the third quarter, gross margin benefited from sales leverage on fixed costs.
Management periodically reviews and adjusts its retail prices when appropriate, as it did by increasing prices in the first quarter of 2010, to address specific market conditions, product cost increases and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses is consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. The Company uses derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 7. Hedging Instruments.”)
Selling, General and Administrative (“SG&A”) Expenses

	Third Quarter		Year-to-date
	2010	2009	2010	2009
SG&A expenses as a percentage of net sales	44.2%	43.6%	42.1%	42.7%

SG&A expenses increased $40,007,000, or 15%, in the third quarter of 2010, primarily due to increased marketing expenses of $14,429,000, increased depreciation and store occupancy expenses of $12,743,000 related to new and existing stores, as well as costs associated with Tiffany’s plan to consolidate and relocate its New York headquarters staff to a single location (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 9. Commitments and Contingencies”), and increased labor and benefit costs of $9,301,000. Additionally, in the third quarter of 2009, the Company paid $4,000,000 to terminate a third party management agreement associated with the Company’s acquisition in October 2009 of all non-controlling interests in two majority-owned entities that indirectly engage through majority-owned subsidiaries in diamond sourcing and polishing operations in South Africa and Botswana, respectively. In the year-to-date 2010, SG&A expenses increased $96,111,000, or 13%, primarily due to increased depreciation and store occupancy expenses of $29,295,000 due to new and existing stores, as well as costs associated with Tiffany’s New York headquarters discussed above, increased marketing expenses of $25,318,000 and increased labor and benefit costs of $25,105,000. In addition, SG&A expenses were lower in the year-to-date 2009 due to $4,442,000 of income received in connection with a loan that had been previously impaired. SG&A expenses as a percentage of net sales increased by 0.6 percentage points in the third quarter due to higher marketing spending associated with a major marketing and public relations event held in Beijing, China and decreased by 0.6 percentage point in the year-to-date due to the leveraging effect of fixed costs. Changes in foreign currency exchange rates had an insignificant translation effect on overall SG&A expenses in the third quarter and year-to-date.
Earnings from Continuing Operations

	Third Quarter	% of Net	Third Quarter	% of Net
(in thousands)	2010	Sales*	2009	Sales*
Earnings (losses) from continuing operations:
Americas	$51,678	15.6%	$39,244	12.9%
Asia-Pacific	25,434	20.0%	23,472	22.9%
Japan	39,081	29.9%	30,296	25.9%
Europe	15,539	20.1%	8,651	13.6%
Other	2,134	14.6%	(505)	(4.3)%

	133,866		101,158
Unallocated corporate expenses	(29,867)	4.4%	(30,341)	5.1%
Other expense	(6,421)		(4,000)

Earnings from continuing operations	$97,578	14.3%	$66,817	11.2%

*	Percentages represent earnings (losses) from continuing operations as a percentage of each segment’s net sales.

Earnings from continuing operations increased 46% in the third quarter. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses and other expense) to each segment’s net sales in the third quarter of 2010 and 2009 was as follows:
•	Americas — the ratio increased 2.7 percentage points primarily resulting from an increase in gross margin;
•
Asia-Pacific — the ratio decreased 2.9 percentage points primarily due to an increase in marketing expenses associated with a major marketing and public relations event held in Beijing, China, which was partly offset by an increase in gross margin;

•	Japan — the ratio increased 4.0 percentage points primarily due to an increase in gross margin;
•	Europe — the ratio increased 6.5 percentage points primarily due to the leveraging of operating expenses, as well as an increase in gross margin; and
•
Other — the ratio increased 18.9 percentage points. The prior period operating loss included a valuation adjustment related to the write-down of wholesale diamond inventory deemed not suitable for the Company’s needs.

	Year-to-date	% of Net	Year-to-date	% of Net
(in thousands)	2010	Sales*	2009	Sales*
Earnings (losses) from continuing operations:
Americas	$175,570	17.6%	$124,451	14.0%
Asia-Pacific	81,974	22.7%	60,167	21.8%
Japan	101,305	27.8%	90,581	26.0%
Europe	47,008	21.1%	27,583	14.8%
Other	3,244	8.3%	(4,905)	(15.7)%

	409,101		297,877
Unallocated corporate expenses	(81,274)	4.1%	(82,434)	4.8%
Other (expense) income	(11,226)		442

Earnings from continuing operations	$316,601	16.0%	$215,885	12.5%

*	Percentages represent earnings (losses) from continuing operations as a percentage of each segment’s net sales.
Earnings from continuing operations increased 47% in the year-to-date. On a segment basis, the ratio of earnings (losses) from continuing operations (before the effect of unallocated corporate expenses and other (expense) income, net) to each segment’s net sales in the year-to-date 2010 and 2009 was as follows:
•	Americas — the ratio increased 3.6 percentage points primarily due to an increase in gross margin, as well as the leveraging of operating expenses;
•
Asia-Pacific — the ratio increased 0.9 percentage point primarily due to an increase in gross margin, which was partly offset by an increase in marketing expenses associated with a major marketing and public relations event held in Beijing, China in the third quarter of 2010;

•	Japan — the ratio increased 1.8 percentage points primarily due to an increase in gross margin, which was partly offset by an increase in marketing expenses;
•	Europe — the ratio increased 6.3 percentage points primarily due to the leveraging of operating expenses, as well as an increase in gross margin; and
•
Other — the ratio increased 24.0 percentage points. The prior period operating loss included a valuation adjustment related to the write-down of wholesale diamond inventory deemed not suitable for the Company’s needs.

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for information technology, finance, legal and human resources. Total unallocated corporate expenses decreased in the third quarter and year-to-date versus comparable periods in the prior year.
Other (expense) income in the third quarter and year-to-date 2010 represents accelerated depreciation and incremental rent expense associated with Tiffany’s plan to consolidate and relocate its New York headquarters staff to a single location. See “Item 1. Notes to Condensed Consolidated Financial Statements — Note 9. Commitments and Contingencies.”
Other (expense) income in the third quarter of 2009 represents $4,000,000 paid to terminate a third party management agreement. See “Item 1. Notes to Condensed Consolidated Financial Statements — Note 12. Segment Information.” Other (expense) income in year-to-date 2009 also includes $4,442,000 of income received in connection with the assignment of the Tahera Diamond Corporation commitments and liens to an unrelated third party, recorded within SG&A, which represents full settlement under the terms of the assignment agreement.
Interest and Other Expenses, net
Interest and other expenses, net increased $1,671,000 in the third quarter of 2010 and $358,000 in the year-to-date 2010.
Provision for Income Taxes
The effective income tax rate for the third quarter of 2010 was 34.9% versus 22.0% in the prior year which had included a $5,558,000 benefit to the tax provision as a result of favorable reserve adjustments relating to the expiration of statutory periods. The effective income tax rate for the year-to-date 2010 was 33.2% versus 29.2% in the prior year. The effective income tax rate for the year-to-date 2010 included the following non-recurring items recorded in the first quarter of 2010: (i) a benefit of $5,006,000 due to a change in tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations and (ii) a $1,910,000 charge as a result of recent healthcare reform legislation, which eliminated the tax benefit associated with the Medicare Part D subsidy. Additionally, the effective income tax rate in the year-to-date 2009 included an $11,220,000 benefit to the tax provision associated with the settlement of certain tax audits and the expiration of statutory periods.
Net Loss from Discontinued Operations
The loss from discontinued operations related to the Company’s IRIDESSE business was $5,894,000 pre-tax ($3,013,000 after tax) for the year-to-date 2009. See “Item 1. Notes to Condensed Consolidated Financial Statements — Note 2. Discontinued Operations.”
2010 Outlook
Management’s outlook for full year 2010 is based on the following assumptions, which may or may not prove valid, and should be read in conjunction with “Item 1A. Risk Factors” on page 31:
•
A worldwide net sales increase of approximately 12%. By region, sales (denominated in U.S. dollars) are expected to increase by approximately 10% in the Americas, to increase by a mid-twenties percentage in Asia-Pacific, to increase by a low single-digit percentage in Japan and to increase by a high-teens percentage in Europe. Other sales are expected to decline modestly from the prior year.

•	The opening of 14 new Company-operated stores (five in the Americas, seven in Asia-Pacific and two in Europe).
•	An increase in operating margin primarily due to a higher gross margin, as well as an improved ratio of SG&A expenses to net sales.
•	Interest and other expenses, net of approximately $50,000,000.
•	An effective income tax rate of approximately 34%.
•	Net earnings from continuing operations per diluted share of $2.72 – $2.77.
•	A low double-digit percentage increase in net inventories.

•	Capital expenditures of approximately $150,000,000.
Note that the items listed above exclude i) approximately $18,000,000 of accelerated depreciation charges and incremental rent primarily related to Tiffany’s plans to relocate Tiffany’s New York headquarters staff (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 9. Commitments and Contingencies”) and ii) $3,096,000 net tax benefit (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 4. Income Taxes”). In total, these items will reduce earnings in 2010 by approximately $0.06 per diluted share.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditures needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position and provide flexibility to pursue future strategic initiatives. Management continuously assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments. Management believes that cash on hand, internally-generated cash flows and the funds available under its revolving Credit Facility are sufficient to support the Company’s liquidity and capital requirements for the foreseeable future. Within the next 12 months, $101,675,000 of the Company’s long-term debt will reach maturity, which the Company intends to repay with cash on hand.
The following table summarizes cash flows from operating, investing and financing activities:

	Year-to-date
(in thousands)	2010	2009
Net cash (used in) provided by:
Operating activities	$(15,789)	$278,768
Investing activities	(136,473)	(45,917)
Financing activities	(154,799)	(32,143)
Effect of exchange rates on cash and cash equivalents	3,601	17,481
Net cash used in discontinued operations	—	(3,763)

Net (decrease) increase in cash and cash equivalents	$(303,460)	$214,426

Operating Activities
The Company had a net cash outflow from operating activities of $15,789,000 in the year-to-date 2010 compared with an inflow of $278,768,000 in the same period in 2009. The variance between 2010 and 2009 is primarily due to an increase in inventories. Additionally, year-to-date 2010 includes the Company’s contribution of $40,000,000 to its pension plan in the first quarter of 2010 versus a contribution of $27,500,000 in the comparable period in 2009. The Company’s contributions to its pension plan are reflected in Other, net on the Condensed Consolidated Statements of Cash Flows.
Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,029,395,000 and 5.6 at October 31, 2010, compared with $1,845,393,000 and 4.1 at January 31, 2010 and $1,707,767,000 and 4.4 at October 31, 2009.
Accounts receivable, less allowances at October 31, 2010 were 13% and 19% higher than January 31, 2010 and October 31, 2009, reflecting sales growth. Changes in foreign currency exchange rates increased accounts receivable balances by 4% compared to both January 31, 2010 and October 31, 2009.
Inventories, net at October 31, 2010 were 16% higher than January 31, 2010 and were 7% higher than October 31, 2009. The year-over-year growth in 2010 reflected intended reductions in 2009 due to economic conditions and, further, inventories also finished the year lower than initially planned because of stronger-than-expected sales in the fourth quarter. The Company has been increasing inventory levels in 2010 to support sales growth, new store openings and new product launches. In addition, changes in foreign currency exchange rates increased inventories, net balances by 3% compared to January 31, 2010 and by 2% compared to October 31, 2009.

Investing Activities
The Company had a net cash outflow from investing activities of $136,473,000 in the year-to-date 2010 compared with an outflow of $45,917,000 in the year-to-date 2009. The increased outflow in the current year is primarily due to higher capital expenditures and purchases of marketable securities and short-term investments.
Financing Activities
The Company had a net cash outflow from financing activities of $154,799,000 in the year-to-date 2010 compared with an outflow of $32,143,000 in the year-to-date 2009. The variance between 2010 and 2009 was primarily due to share repurchase activity and a decrease in net proceeds received from borrowings.
Recent Borrowings. The Company had net repayments of or net proceeds from short-term and long-term borrowings as follows:

	Year-to-date
(in thousands)	2010	2009
Proceeds from (repayment of) credit facility borrowings, net	$31,787	$(124,992)

Short-term borrowings:
Repayments of short-term borrowings	—	(93,000)

Long-term borrowings:
Proceeds from issuance	118,430	300,000
Repayments	(178,845)	(40,000)

Net (repayments of) proceeds from long-term borrowings	(60,415)	260,000

Net (repayments of) proceeds from total borrowings	$(28,628)	$42,008

There was $60,286,000 outstanding and $385,714,000 available under the revolving credit facilities at October 31, 2010. The weighted average interest rate at October 31, 2010 was 2.9%.
On September 1, 2010, the Company, in a private transaction, issued, at par, ¥10,000,000,000 ($118,430,000 at issuance) of Senior Notes due September 2016. The proceeds were used to repay a portion of the ¥15,000,000,000 ($178,845,000) of debt that came due in September 2010. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.
The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 38% at October 31, 2010, 40% at January 31, 2010 and 44% at October 31, 2009.
At October 31, 2010, the Company was in compliance with all debt covenants.
Share Repurchases. The Company’s share repurchase activity for the third quarter and year to date of 2010 was as follows:

	Third Quarter		Year-to-date
(in thousands, except per share amounts)	2010	2009	2010	2009
Cost of repurchases	$25,668	$—	$72,806	$—
Shares repurchased and retired	588	—	1,706	—
Average cost per share	$43.68	$—	$42.68	$—
The Company had suspended share repurchases during the third quarter of 2008 in order to conserve cash during the global economic and financial crisis. In January 2010, the Company resumed repurchasing its shares of Common Stock on the open market. The Company’s currently authorized stock repurchase program expires in January 2011. At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements. At October 31, 2010, there remained $329,154,000 of authorization for future repurchases.
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

Contractual Obligations
In April 2010, Tiffany committed to a plan to consolidate and relocate its New York headquarters staff to a single location in New York City from three separate locations currently leased in midtown Manhattan. The move is expected to occur in spring 2011 and will generate occupancy savings over the term of the 15-year lease. Tiffany intends to sublease its existing properties through the end of their lease terms which run through 2015, but expects to recover only a portion of its rent obligations due to current market conditions. Accordingly, Tiffany anticipates recording expenses of approximately $30,000,000 primarily within SG&A expenses in the consolidated statement of earnings in the fiscal year ending January 31, 2012; this expense is related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income. Additionally, Tiffany will incur expenses of approximately $18,000,000 in the fiscal year ending January 31, 2011 and $5,000,000 in the fiscal year ending January 31, 2012 primarily related to the acceleration of the useful lives of certain property and equipment and incremental rents during the transition period. Changes in market conditions may affect the total expenses ultimately recorded. The expenses recorded during the three and nine months ended October 31, 2010 were $6,421,000 and $11,226,000, respectively, and are primarily included in SG&A expenses. Tiffany expects overall savings of over $100,000,000 over the lease term as a result of an overall reduction in rent expense; these estimated savings are based on current rental costs and assumptions made regarding future potential rent increases at the existing locations. This new lease, which expires in 2026, will increase total minimum annual rental payments as disclosed in the January 31, 2010 Annual Report on Form 10-K by the following amounts:

(in thousands)	Total	2010	2011-2012	2013-2014	Thereafter
Unrecorded contractual obligations:
Operating leases	$224,525	$—	$25,067	$27,346	$172,112

The Company’s contractual cash obligations and commercial commitments at October 31, 2010 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2010, except as noted above.
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
Foreign Currency Risk
The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The fair value of foreign exchange forward contracts and put option contracts is sensitive to changes in foreign exchange rates. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The term of all outstanding foreign exchange forward contracts as of October 31, 2010 ranged from less than one month to 16 months.
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
The results of the operations of the Registrant’s international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will increase net sales and operating expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will decrease net sales and operating expenses.
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

PART II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains the Company’s stock repurchases of equity securities in the third quarter of 2010:
Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares, (or
	(a) Total Number of	(b) Average	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
August 1, 2010 to August 31, 2010	249,300	$42.62	249,300	$344,196,000

September 1, 2010 to September 30, 2010	231,676	$42.71	231,676	$334,302,000

October 1, 2010 to October 31, 2010	106,600	$48.29	106,600	$329,154,000

TOTAL	587,576	$43.68	587,576	$329,154,000
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

ITEM 6 Exhibits
(a) Exhibits:

10.153	Corporate Governance Principles, Amended and Restated as of September 16, 2010.

10.159a	Acknowledgment of Amendment to Note Purchase and Private Shelf Agreement referred to in previously filed Exhibit 10.159, dated as of September 30, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, furnished with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO. (Registrant)
Date: December 1, 2010	By:	/s/ James N. Fernandez
James N. Fernandez
Executive Vice President and Chief Financial Officer (principal financial officer)