Form 10-K
period 2011-01-31
TIFFANY & CO
filed 2011-03-28
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 30, 2010, the aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant was approximately $4,949,879,464 using the closing sales price on this day of $42.07. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of March 22, 2011, the registrant had outstanding 127,484,760 shares of its common stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE.
The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant’s Proxy Statement Dated April 8, 2011 (Part III).

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
Financial information about industry segments
The Registrant’s segment information for the fiscal years ended January 31, 2011, 2010 and 2009 is reported in “Item 8. Financial Statements and Supplementary Data — Note R. Segment Information.”
Narrative description of business
All references to years relate to fiscal years that end on January 31 of the following calendar year.
DISTRIBUTION AND MARKETING
Maintenance of the TIFFANY & CO. Brand
The TIFFANY & CO. brand (the “Brand”) is the single most important asset of Tiffany and, indirectly, of the Registrant. The strength of the Brand goes beyond trademark rights (see “TRADEMARKS” below) and is derived from consumer perceptions of the Brand. Management monitors the strength of the Brand through focus groups and survey research.
Management believes that consumers associate the Brand with high-quality gemstone jewelry, particularly diamond jewelry; excellent customer service; an elegant store and online environment; upscale store locations; “classic” product positioning; distinctive and high-quality packaging materials (most significantly, the TIFFANY & CO. blue box); and sophisticated style and romance.
Tiffany’s business plan includes many expenses and strategies to maintain the strength of the Brand. Stores must be staffed with knowledgeable professionals to provide excellent service. Elegant store and online environments increase capital and maintenance costs. Display practices require sufficient store footprints and lease budgets to enable Tiffany to showcase fine jewelry in a retail setting consistent with the Brand’s positioning. Stores in the best “high street” and luxury mall locations are more expensive and difficult to secure, but reinforce the Brand’s luxury connotations through association with other luxury brands. By the same token, over-proliferation of stores, or stores that are located in second-tier markets, could diminish the strength of the Brand. The classic positioning of Tiffany’s product line supports the Brand, but limits the display space that can be afforded to fashion jewelry. Tiffany’s packaging practices support consumer expectations with respect to the Brand and are more expensive. Some advertising is done primarily to reinforce the Brand’s association with luxury, sophistication, style and romance, while other advertising is primarily intended to increase demand for particular products. Maintaining its position within the high-end of the jewelry market requires Tiffany to invest significantly in diamond
TIFFANY & CO.

and gemstone inventory and accept reduced overall gross margins; it also causes some consumers to view Tiffany as beyond their price range.
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
REPORTABLE SEGMENTS
Effective with the first quarter of 2010, management changed the Company’s segment reporting in order to align with a change in its organizational and management reporting structure. Specifically, the Company is now reporting results in Japan separately from the rest of the Asia-Pacific region, and results for certain “emerging market” countries that were previously included in the Europe and Asia-Pacific segments are now included in the “Other” non-reportable segment. Prior year results have been revised to reflect this change.
Americas
In 2010, sales in the Americas were 51% of consolidated worldwide net sales, while sales in the U.S. represented 90% of net sales in the Americas.
Retail Sales. Retail sales are transacted in Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2011 included in parentheses): the U.S. (84), Mexico (7), Canada (3) and Brazil (2).
Internet and Catalog Sales. Tiffany and its subsidiaries distribute a selection of their products in the U.S. and Canada through the websites at www.tiffany.com and www.tiffany.ca. Tiffany also distributes catalogs of selected merchandise to its proprietary list of customers in the U.S. and Canada and to mailing lists rented from third parties. SELECTIONS® catalogs are published four times per year, supplemented by other targeted catalogs. In 2010, the Company mailed approximately 14 million catalogs.
Business-to-Business Sales. Business sales executives call on business clients, selling products drawn from the retail product line and items specially developed for the business market, including trophies and items designed for the particular customer. Most sales occur in the U.S. Price allowances are given to business account holders for certain purchases. Business customers have typically made purchases for gift giving, employee service and achievement recognition awards, customer incentives and other purposes. Products and services are marketed through a sales organization, through advertising in newspapers, business periodicals and through the publication of special catalogs. Business account holders may make purchases through the Company’s website at www.tiffany.com/business.
Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in markets in the Central/South American, Caribbean and Canadian regions. Such sales represented less than 1% of the Registrant’s net sales in 2010, 2009 and 2008.
TIFFANY & CO.

Asia-Pacific
In 2010, sales in Asia-Pacific represented 18% of consolidated worldwide net sales.
Retail Sales. Retail sales are transacted in Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2011 included in parentheses): China (14), Korea (11), Hong Kong (8), Taiwan (6), Australia (5), Singapore (4), Macau (2) and Malaysia (2).
Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in Australia through its website at www.tiffany.com/au.
Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in Asia-Pacific markets. Such sales represented less than 1% of the Registrant’s net sales in 2010, 2009 and 2008.
Japan
In 2010, sales in Japan represented 18% of consolidated worldwide net sales.
Retail Sales. The Registrant does business in Japan through its wholly-owned subsidiary, Tiffany & Co. Japan, Inc. (“Tiffany-Japan”), in 56 stores, comprised of 52 stores operating in Japanese department stores and four freestanding stores. In 2010, 79% of Tiffany-Japan’s net sales were transacted in boutiques within Japanese department stores. There are four large department store groups in Japan. Tiffany-Japan operates TIFFANY & CO. boutiques in locations controlled by these groups as follows (number of locations at January 31, 2011 included in parentheses): Isetan Mitsukoshi (15), J. Front Retailing Co. (Daimaru and Matsuzakaya department stores) (10), Takashimaya (9) and Millennium Retailing Co. (Sogo and Seibu department stores) (3). Tiffany-Japan also operates 15 boutiques in department stores controlled by other Japanese companies.
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
Tiffany-Japan provides retail staff and bears the risk of inventory loss in concession boutiques (49 locations) and, in limited circumstances, the department store operator provides retail staff and bears the risk of inventory loss in standard boutiques (3 locations).
In return for its services and use of its facilities, the department store operator retains a portion (the basic portion) of net retail sales made in TIFFANY & CO. boutiques. The basic portion varies depending on the type of boutique and the retail price of the merchandise involved, with the fees generally varying from store to store. The highest basic portion available to any department store is 23% and the lowest is 16%.
TIFFANY & CO.

In recent years, Tiffany-Japan has, with the agreement of the involved department store operators, closed underperforming boutiques and relocated the boutiques to other department store locations in order to improve sales growth and profitability. Management expects to continue to evaluate boutique locations to assess their potential for growth and profitability.
Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in Japan through its website at www.tiffany.co.jp.
Business-to-Business Sales. Products drawn from the retail product line and items specially developed are sold to business customers.
Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in Japan. Such sales represented less than 1% of the Registrant’s net sales in 2010, 2009 and 2008.
Europe
In 2010, sales in Europe represented 12% of consolidated worldwide net sales, while sales in the United Kingdom represented approximately half of European net sales.
Retail Sales. Retail sales are transacted in Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2011 included in parentheses): the United Kingdom (10), Germany (5), Italy (4), France (3), Spain (2), Austria (1), Belgium (1), Ireland (1), the Netherlands (1) and Switzerland (1).
Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in the United Kingdom, Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands and Spain through its websites which are accessible through www.tiffany.com.
Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in Europe. Such sales represented less than 1% of the Registrant’s net sales in 2010, 2009 and 2008.
Other
Other consists of all non-reportable segments. Other consists primarily of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (such as the Middle East and Russia) and wholesale sales of diamonds. In addition, Other also includes earnings received from licensing agreements with Luxottica Group for the distribution of TIFFANY & CO. brand eyewear and with The Swatch Group Ltd. (the “Swatch Group”) for TIFFANY & CO. brand watches. The earnings received from these licensing agreements represented less than 1% of the Registrant’s net sales in 2010, 2009 and 2008.
Wholesale Sales of Diamonds. The Company regularly purchases parcels of rough diamonds for further processing, but not all rough diamonds so purchased are suitable for Tiffany’s needs. In addition, most, but not all, diamonds polished by the Company are suitable for Tiffany jewelry. The Company sells to third parties those diamonds that are found to be unsuitable for Tiffany’s needs. The Company’s objective from such sales is to recoup its original costs, thereby earning minimal, if any, gross margin on those transactions.
Iridesse, Inc. In the fourth quarter of 2008, management committed to a plan to close all IRIDESSE stores. All stores were closed in 2009. The results of IRIDESSE have been reclassified to discontinued operations.
TIFFANY & CO.

Expansion of Operations
Management regularly evaluates potential markets for new TIFFANY & CO. stores with a view to the demographics of the area to be served, consumer demand and the proximity of other luxury brands and existing TIFFANY & CO. locations. Management recognizes that oversaturation of any market could diminish the distinctive appeal of the Brand, but believes that there are a significant number of locations remaining in the Americas, Asia-Pacific (outside Japan) and Europe that meet the requirements of a TIFFANY & CO. location.
The following chart details the number of TIFFANY & CO. retail locations operated by the Registrant’s subsidiary companies since 2000:

	Americas
		Canada,
		Latin/
		South		Asia-
Year:	U.S.	Americas	Japan	Pacific	Europe	Total
2000	42	4	44	21	8	119
2001	44	5	47	20	10	126
2002	47	5	48	20	11	131
2003	51	7	50	22	11	141
2004	55	7	53	24	12	151
2005	59	7	50	25	13	154
2006	64	9	52	28	14	167
2007	70	10	53	34	17	184
2008	76	10	57	39	24	206
2009	79	12	57	45	27	220
2010	84	12	56	52	29	233
In 2011, management plans to open 21 Company-operated stores (eight in the Americas, eight in Asia-Pacific and five in Europe). Management also plans to expand the Company’s wholesale distribution.
Products
The Company’s principal product category is jewelry, which represented 91%, 90% and 87% of the Registrant’s net sales in 2010, 2009 and 2008. Tiffany offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. Designs are developed by employees, suppliers, independent designers and independent “named” designers (see “MATERIAL DESIGNER LICENSE” below).
The Company also sells timepieces, sterling silver goods (other than jewelry), china, crystal, stationery, fragrances, personal accessories and leather goods, which represented in total 8%, 9% and 11% of the Registrant’s net sales in 2010, 2009 and 2008. The Registrant’s remaining net sales were attributable to wholesale sales of diamonds and earnings received from third-party licensing agreements.
TIFFANY & CO.

Sales by Reportable Segment of TIFFANY & CO. Jewelry by Category

		% to total			% to total
	% to total	Asia-	% to total	% to total	Reportable
	Americas	Pacific	Japan	Europe	Segment
	Sales	Sales	Sales	Sales	Sales
2010
Statement, fine & solitaire jewelry[a]	15%	23%	13%	13%	16%
Engagement jewelry & wedding bands[b]	21%	35%	42%	25%	28%
Silver & gold jewelry[c]	35%	28%	17%	45%	32%
Designer jewelry[d]	17%	12%	21%	13%	16%

2009
Statement, fine & solitaire jewelry[a]	14%	21%	11%	13%	14%
Engagement jewelry & wedding bands[b]	21%	34%	43%	23%	27%
Silver & gold jewelry[c]	38%	30%	19%	47%	34%
Designer jewelry[d]	16%	12%	20%	14%	16%

2008
Statement, fine & solitaire jewelry[a]	15%	22%	10%	16%	15%
Engagement jewelry & wedding bands[b]	21%	32%	42%	23%	27%
Silver & gold jewelry[c]	33%	28%	19%	43%	31%
Designer jewelry[d]	17%	14%	21%	16%	17%

a)	This category includes statement, fine and solitaire jewelry (other than engagement jewelry). Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 5% of sales. Most items in this category contain diamonds, other gemstones or both. The average price of merchandise sold in 2010, 2009 and 2008 in this category was approximately $4,400, $4,200 and $4,700 for total reportable segments.

b)	This category includes diamond engagement rings and wedding bands marketed to brides and grooms. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 5% of sales. Most sales in this category are of items containing diamonds. The average price of merchandise sold in 2010, 2009 and 2008 in this category was approximately $3,400, $3,200 and $3,100 for total reportable segments.

c)	This category generally consists of non-gemstone, sterling silver (approximately 70% of the category in 2010) or gold jewelry, although small gemstones are used as accents in some pieces. This category does not include jewelry that bears a designer’s name. The average price of merchandise sold in 2010, 2009 and 2008 in this category was approximately $230, $210 and $230 for total reportable segments.

d)	This category generally consists of platinum, gold and sterling silver jewelry, some of which contains diamonds, other gemstones or a combination of both diamonds and other gemstones. This category includes only jewelry that bears the name of and is attributed to one of the Company’s “named” designers: Elsa Peretti, Paloma Picasso, Frank Gehry and Jean Schlumberger (refer to “MATERIAL DESIGNER LICENSE” below). The average price of
TIFFANY & CO.

merchandise sold in 2010, 2009 and 2008 in this category was approximately $450, $420 and $410 for total reportable segments.
Certain reclassifications within the jewelry categories have been made to the prior years’ amounts to conform to the current year category presentation.
No category of non-jewelry merchandise individually represents 10% or more of net sales.
ADVERTISING AND PROMOTION
The Registrant regularly advertises, primarily in newspapers and magazines, and also increasingly through digital media, and periodically conducts product promotional events. In 2010, 2009 and 2008, the Registrant spent $197,597,000 (6.4% of net sales), $159,891,000 (5.9% of net sales) and $204,250,000 (7.2% of net sales) on worldwide advertising, which include costs for media, production, catalogs, Internet, visual merchandising (in-store and window displays), promotional events and other related items.
PUBLIC AND MEDIA RELATIONS
Public and media relations activities are significant to the Registrant’s business and are important in maintaining the Brand. The Company engages in a program of media activities and retail promotions to maintain consumer awareness of the Brand and TIFFANY & CO. products. Each year, Tiffany publishes its well-known Blue Book which showcases jewelry and other merchandise.
Management believes that the Brand is also enhanced by a program of charity sponsorships, grants and merchandise donations. In addition, the Company makes donations to The Tiffany & Co. Foundation, a private foundation organized to support 501(c)(3) charitable organizations. The efforts of this Foundation are concentrated in environmental conservation, urban parks and support for the decorative arts.
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
Tiffany has been generally successful in such actions and management considers that its worldwide trademark rights in TIFFANY and TIFFANY & CO. are strong. However, use of the designation TIFFANY by third parties (often small companies) on unrelated goods or services, frequently transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action.
TIFFANY & CO.

Tiffany actively pursues those who produce or sell counterfeit TIFFANY & CO. goods through civil action and cooperation with criminal law enforcement agencies. However, counterfeit TIFFANY & CO. goods remain available in many markets because it is not possible or cost-effective to fully address the problem. The cost of enforcement is expected to continue to rise. In recent years, there has been an increase in the availability of counterfeit goods, predominantly silver jewelry, in various markets by street vendors and small retailers and on the Internet. As Internet counterfeiting continues to become increasingly prolific, Tiffany has responded by engaging investigators and counsel to monitor the Internet and take various actions, including initiating civil proceedings against infringers and litigating through the Internet’s Uniform Dispute Resolution Policy, to stop infringing activity.
In July 2004, Tiffany initiated a civil proceeding against eBay, Inc. in the Federal District Court for the Southern District of New York, alleging direct and contributory trademark infringement, unfair competition, false advertising and trademark dilution. Tiffany sought damages and injunctive relief stemming from eBay’s alleged assistance and contribution to the offering for sale, advertising and promotion, in the U.S., of counterfeit TIFFANY jewelry and any other jewelry or merchandise which bears the TIFFANY trademark and is dilutive or confusingly similar to the TIFFANY trademarks. In November 2007, the case was tried as a bench trial and the Court found in favor of eBay. The Company appealed the decision in the Second Circuit, which largely affirmed the lower Court’s decision. Tiffany further appealed to the U.S. Supreme Court, which subsequently declined to hear the appeal. Tiffany has exhausted its judicial remedies in this case.
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
MATERIAL DESIGNER LICENSE
Tiffany has been the sole licensee for jewelry designed by Elsa Peretti and bearing her trademark since 1974. The designs of Ms. Peretti accounted for 10% of the Company’s net sales in both 2010 and 2009 and 11% in 2008. Ms. Peretti, age 70, retains ownership of copyrights for her designs and of her trademarks and exercises approval rights with respect to important aspects of the promotion, display, manufacture and merchandising of her designs. Tiffany is required by contract to devote a portion of its advertising budget to the promotion of her products and she is paid a royalty by Tiffany for jewelry and other items designed by her and sold under her name. A written agreement exists between Ms. Peretti and Tiffany, but it may be terminated by either party following six months notice to the other party. No arrangement is currently in place to continue the sale of designs following the death or disability of Ms. Peretti. Tiffany is the sole retail source for merchandise designed by Ms. Peretti worldwide; however, she has reserved by contract the right to appoint other distributors in markets outside the U.S., Canada, Japan, Singapore, Australia, Italy, the United Kingdom, Switzerland and Germany. The Registrant’s operating results would be adversely affected were it to cease to be a licensee of Ms. Peretti or should its degree of exclusivity in respect of her designs be diminished.
TIFFANY & CO.

MERCHANDISE PURCHASING, MANUFACTURING AND RAW MATERIALS
The Company’s manufacturing facilities produce approximately 60% of Tiffany merchandise sold. The balance, including almost all non-jewelry items, is purchased from third parties.
Tiffany produces jewelry and silver goods in New York, Rhode Island and Kentucky and silver hollowware in New Jersey. Other subsidiaries of the Company process, cut and polish diamonds at facilities outside the U.S.
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
The Company purchases silver, gold and platinum for use in its U.S. internal manufacturing operations and for use in the manufacture of Tiffany merchandise by certain third-party vendors. While Tiffany may supply precious metals to those vendors, the finished goods made by such vendors may not exclusively contain Tiffany-purchased precious metals. Additionally, not all precious metals used by third-party vendors or in Tiffany’s own manufacturing operations are sourced from a single mine or refinery. In recent years, the costs of these precious metals have risen substantially, despite some short-term declines at the end of 2008 and in early 2009.
Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 52%, 48% and 46% of Tiffany’s net sales in 2010, 2009 and 2008. Products containing one or more diamonds of one carat or larger accounted for 12%, 11% and 10% of net sales in each of those years.
Tiffany purchases polished diamonds principally from five key vendors. Were trade relations between Tiffany and one or more of these vendors to be disrupted, the Company’s sales could be adversely affected in the short term until alternative supply arrangements could be established. In 2008 and early 2009, the economic environment led to a reduction of retail and wholesale demand, and rough diamond prices and wholesale polished prices both declined accordingly. In the second half of 2009 and throughout 2010, a resumption of growth in industry-wide demand for rough and polished wholesale diamonds resulted in prices rising accordingly.
Some, but not all, of Tiffany’s suppliers are Diamond Trading Company (“DTC”) sightholders (see “The DTC” below), and it is estimated that a significant portion of the diamonds that Tiffany has purchased have had their source with the DTC. The Company is a DTC sightholder for rough diamonds through its Antwerp operations and joint ventures (see below).
TIFFANY & CO.

Except as noted above, Tiffany believes that there are numerous alternative sources for gemstones and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.
Purchases and Processing of Rough Diamonds. Of the world’s largest diamond producing countries, the vast majority of diamonds purchased by Tiffany originate from Botswana, Canada, Namibia, South Africa, Sierra Leone, Russia and Australia. The Company has established diamond processing operations that purchase, sort, cut and/or polish rough diamonds for use by Tiffany. The Company has such operations in Belgium, South Africa, Botswana, Namibia, Mauritius and Vietnam. Operations in South Africa, Botswana and Namibia are conducted through joint venture companies in which third parties own minority interests. Tiffany maintains a relationship and has an arrangement with a single mine operator in each of these three southern African countries, although the Company may choose to supplement its current operations with alternative mine operators from time to time.
The Company invested in the operations in South Africa, Botswana and Namibia in order to increase its opportunity to buy rough “conflict-free” diamonds (see “Conflict Diamonds” below) and may invest in other opportunities that will potentially lead to additional sources of such diamonds. Tiffany’s purchases of conflict-free rough and polished fine white diamonds, in the color ranges D through I and in sizes above .18 carats represent a significant portion of the world’s supply of fine white diamonds in those color and size ranges. Management does not foresee a shortage of diamonds in those color and size ranges in the short term but believes that rising demand will eventually create such a shortage unless new mines are developed.
In 2010, approximately 60% of the polished diamonds acquired by Tiffany for use in jewelry were produced from rough diamonds purchased by the Company. The balance of Tiffany’s needs for polished diamonds were purchased from third parties (see above). Through purchasing rough diamonds, it is the Company’s intention to supply Tiffany’s needs for diamonds to as great an extent as possible.
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
The Company will, from time to time, secure supplies of diamonds by agreeing to purchase a defined portion of a mine’s output at the current market prices. Under such arrangements, management anticipates that it will purchase approximately $90,000,000 of rough diamonds in 2011. The Company will also purchase rough diamonds from other suppliers, although there are no contractual obligations to do so.
The DTC. The supply and price of rough and polished diamonds in the principal world markets have been and continue to be influenced by the DTC, an affiliate of the De Beers Group. Although the market share of the DTC has diminished, the DTC continues to supply a significant portion of the world market for rough, gem-quality diamonds. The DTC’s historical ability to control worldwide production has been significantly diminished due to its lower levels of production, changing policies in diamond-producing countries and revised contractual arrangements with third-party mine operators.
TIFFANY & CO.

The DTC continues to exert influence on the demand for polished diamonds through advertising and marketing efforts and through the requirements it imposes on those (“sightholders”) who purchase rough diamonds from the DTC.
Worldwide Availability and Price of Diamonds. The availability and price of diamonds to the DTC, Tiffany and Tiffany’s suppliers is dependent on a number of factors, including global consumer demand, the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. As a consequence of changes in the DTC sightholder system and increased demand in the retail diamond trade, diamond prices increased significantly in the years leading up to 2008. During 2008 and early 2009, as global demand for rough diamonds waned due to economic conditions, diamond prices decreased but began to rise again in the latter part of 2009 and throughout 2010.
Sustained interruption in the supply of rough diamonds, an overabundance of supply or a substantial change in the marketing arrangements described above could adversely affect Tiffany and the retail jewelry industry as a whole. Changes in the marketing and advertising policies of the DTC and its direct purchasers could affect consumer demand for diamonds.
Conflict Diamonds. Media attention has been drawn to the issue of “conflict” or “blood” diamonds. These terms are used to refer to diamonds extracted from war-torn geographic regions and sold by rebel forces to fund insurrection. Allegations have also been made that trading in such diamonds supports terrorist activities. It is not considered possible to distinguish conflict diamonds from diamonds produced in other regions once they have been polished. Therefore, concerned participants in the diamond trade, including Tiffany and non-government organizations, such as the Council for Responsible Jewellery Practices of which Tiffany is a member, seek to exclude such diamonds, which represent a small fraction of the world’s supply, from legitimate trade through an international system of certification and legislation. It is expected that such efforts will not substantially affect the supply of diamonds. Recently, concerns over human rights abuses in Zimbabwe underscore that the aforementioned system does not control diamonds produced in state-sanctioned mines under poor working conditions. Tiffany has informed its vendors that the Company will not procure Zimbabwean-produced diamonds.
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
Finished Jewelry. Finished jewelry is purchased from approximately 70 manufacturers, most of which have long-standing relationships with Tiffany. However, Tiffany does not enter into long-term supply arrangements with its finished goods vendors. Tiffany does enter into written blanket purchase order agreements with nearly all of its finished goods vendors. These relationships may be terminated at any time by Tiffany without penalty; such termination would not discharge Tiffany’s obligations under unfulfilled purchase orders placed prior to termination. The blanket purchase order agreements establish non-price terms by which Tiffany may purchase and by which vendors may sell finished goods to Tiffany. These terms include payment terms, shipping procedures, product quality requirements, merchandise specifications and vendor social responsibility requirements. Tiffany actively seeks alternative sources for its top-selling jewelry items to mitigate any potential disruptions in supply. However, due to the craftsmanship involved in a small number of designs, Tiffany may have difficulty finding readily available alternative suppliers for those jewelry designs in the short term.
TIFFANY & CO.

Watches. Prior to 2007, the Company acquired TIFFANY & CO. brand watches from various Swiss manufacturers. In 2007, the Company entered into a 20-year license and distribution agreement with The Swatch Group for the manufacture and distribution of TIFFANY & CO. brand watches. Under the agreement, the Swatch Group has incorporated a new watchmaking company in Switzerland for the design, engineering, manufacturing, marketing, distribution and service of TIFFANY & CO. brand watches. This watchmaking company is wholly-owned and controlled by The Swatch Group but is authorized by Tiffany to use certain trademarks owned by Tiffany and operate under the TIFFANY & CO. name as Tiffany Watch Co., Ltd. The distribution of TIFFANY & CO. watches is made through the Swatch Group distribution network via Swatch Group affiliates, Swatch Group retail facilities and third-party distributors and resulted in royalty revenue that was less than 1% of net sales in 2010. Watches sold in TIFFANY & CO. stores constituted 1% of net sales in both 2010 and 2009 and 2% in 2008.
COMPETITION
The global jewelry industry is competitively fragmented. The Company encounters significant competition in all product lines. Some competitors specialize in just one area in which the Company is active. Many competitors have established worldwide, national or local reputations for style, quality, expertise and customer service similar to the Company and compete on the basis of that reputation. Other jewelers and retailers compete primarily through advertised price promotion. The Company competes on the basis of the Brand’s reputation for high-quality products, customer service and distinctive value-priced merchandise and does not engage in price promotional advertising.
Competition for engagement jewelry sales is particularly and increasingly intense. The Company’s retail price for diamond jewelry reflects the rarity of the stones it offers and the rigid parameters it exercises with respect to the cut, clarity and other diamond quality factors which increase the beauty of the diamonds, but which also increase the Company’s cost. The Company competes in this market by stressing quality.
SEASONALITY
As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Management expects such seasonality to continue.
EMPLOYEES
As of January 31, 2011, the Registrant’s subsidiary corporations employed an aggregate of approximately 9,200 full-time and part-time persons. Of those employees, approximately 5,200 are employed in the United States.
AVAILABLE INFORMATION
The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street,
TIFFANY & CO.

N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Tiffany & Co. and other companies that file materials with the SEC electronically. Copies of the Company’s annual reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, on the Company’s website at http://investor.tiffany.com/financials.cfm.

Item 1A.	Risk Factors.
As is the case for any retailer, the Registrant’s success in achieving its objectives and expectations is dependent upon general economic conditions, competitive conditions and consumer attitudes. However, certain factors are specific to the Registrant and/or the markets in which it operates. The following “risk factors” are specific to the Registrant; these risk factors affect the likelihood that the Registrant will achieve the financial objectives and expectations communicated by management:
(i) Risk: that challenging global economic conditions and related low levels of consumer confidence over a prolonged period of time could adversely affect the Registrant’s sales.
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
Many of the Registrant’s competitors may react to any declines in consumer confidence by reducing retail prices and promoting such reductions; such reductions and/or inventory liquidations can have a short-term adverse effect on the Registrant’s sales, especially given the Registrant’s policy of not engaging in price promotional activity.
The Registrant has invested in and operates more than 20 stores in the greater China region and anticipates significant further expansion. Should the Chinese economy experience an economic slowdown, the sales and profitability of those stores in this region could be affected.
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
The Registrant’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Poor sales results during the Registrant’s fourth quarter will have a material adverse effect on the Registrant’s sales and profits and will result in higher inventories.
(iii) Risk: that regional instability and conflict will disrupt tourist travel and local consumer spending.
TIFFANY & CO.

Unsettled regional and global conflicts or crises such as military actions, terrorist activities, natural disasters, government regulations or other conditions creating disruptions or disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions and local consumer spending where the Registrant operates retail stores could adversely affect the Registrant’s sales and profits.
(iv) Risk: that weakening foreign currencies may negatively affect the Company’s sales and profitability.
The Registrant operates retail stores and boutiques in various countries outside of the U.S. and, as a result, is exposed to market risk from fluctuations in foreign currency exchange rates. In 2010, countries outside of the U.S. in aggregate represented approximately half of the Registrant’s net sales and more than half of its earnings from continuing operations, of which Japan represented 18% of the Registrant’s net sales and 27% of the Registrant’s earnings from continuing operations. In order to maintain its worldwide relative pricing structure, a substantial weakening of foreign currencies against the U.S. dollar would require the Registrant to raise its retail prices or reduce its profit margins in various locations outside of the U.S. Consumers in those markets may not accept significant price increases on the Registrant’s goods; thus, there is a risk that a substantial weakening of foreign currencies will result in reduced sales and profitability.
The results of the operations of the Registrant’s international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars during the process of financial statement consolidation. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will decrease consolidated net sales and profitability.
In addition, a weakening in foreign currency exchange rates may create disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Registrant operates retail stores which could adversely affect the Registrant’s net sales and profitability.
(v) Risk: that volatile global economic conditions may have a material adverse effect on the Registrant’s liquidity and capital resources.
The global economy and the credit and equity markets have undergone significant disruption in recent years. A prolonged weakness in the economy, extending further than those included in management’s projections, could have an adverse effect on the Registrant’s cost of borrowing, could diminish its ability to service or maintain existing financing and could make it more difficult for the Registrant to obtain additional financing or to refinance existing long-term obligations.
Any significant deterioration in the stock market could negatively affect the valuation of pension plan assets and result in increased minimum funding requirements.
(vi) Risk: that the Registrant will be unable to continue to offer merchandise designed by Elsa Peretti.
Merchandise designed by Ms. Peretti accounted for 10% of 2010 net sales. Tiffany has an exclusive long-standing license arrangement with Ms. Peretti to sell her designs and use her trademarks; this arrangement is subject to royalty payments as well as other requirements. This
TIFFANY & CO.

license may be terminated by Tiffany or Ms. Peretti on six months notice, even in the case where no default has occurred. Also, no agreement has been made for the continued sale of the designs or use of the trademarks ELSA PERETTI following the death or disability of Ms. Peretti, who is now 70 years of age. Loss of this license would have a material adverse affect on the Registrant’s business through lost sales and profits.
(vii) Risk: that changes in costs of diamonds and precious metals or reduced supply availability might adversely affect the Registrant’s ability to produce and sell products at desired profit margins.
Most of the Registrant’s jewelry and non-jewelry offerings are made with diamonds, gemstones and/or precious metals. Presently, the Company purchases a significant portion of the world’s rough and polished white diamonds in color grades D through I and in sizes above .18 carats. Acquiring diamonds for the engagement jewelry business has, at times, been difficult because of supply limitations; at such times, Tiffany may not be able to maintain a comprehensive selection of diamonds in each retail location due to the broad assortment of sizes, colors, clarity grades and cuts demanded by customers. A significant change in the costs or supply of these commodities could adversely affect the Registrant’s business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial increase or decrease in the cost or supply of raw materials and/or high-quality rough and polished diamonds within the quality grades, colors and sizes that customers demand could affect, negatively or positively, customer demand, sales and gross profit margins.
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
In Japan, many of the retail locations are within department stores. TIFFANY & CO. boutiques located in department stores in Japan represented 79% of net sales in Japan and 14% of consolidated net sales in 2010. In recent years, the Japanese department store industry has, in general, suffered declining sales and there is a risk that such financial difficulties will force further consolidations or store closings. Should one or more Japanese department store operators elect or be required to close one or more stores now housing a TIFFANY & CO. boutique, the Registrant’s sales and profits would be reduced while alternative premises were being obtained. The Registrant’s commercial relationships with department stores in Japan, and their abilities to continue as leading department store operators, have been and will continue to be substantial factors affecting the Registrant’s business in Japan.
(ix) Risk: that the value of the TIFFANY & CO. trademark will decline due to the sale of counterfeit merchandise by infringers.
The TIFFANY & CO. trademark is an asset which is essential to the competitiveness and success of the Registrant’s business and the Registrant takes appropriate action to protect it. Tiffany actively pursues those who produce or sell counterfeit TIFFANY & CO. goods through civil
TIFFANY & CO.

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
(xi) Risk: that the earthquake-related events that have occurred in Japan in March of 2011 will have a significant effect on the Registrant’s sales and profits in the fiscal year ending January 31, 2012 and beyond.
In 2010, Japan represented 18% of the Registrant’s consolidated worldwide net sales and 27% of the Registrant’s earnings from continuing operations. The effect of earthquake-related events, including effects on the availability of electric power, public transportation, personal income tax rates, currency conversion rates and consumer confidence, could have an adverse effect on the Registrant’s sales and profits for some period of time.

Item 1B.	Unresolved Staff Comments.
NONE
TIFFANY & CO.

Item 2.	Properties.
The Registrant leases its various store premises (other than the New York Flagship store) under arrangements that generally range from three to 10 years. The following table provides information on the number of locations and square footage of Company-operated TIFFANY & CO. stores and boutiques as of January 31, 2011:

			Gross
		Total Gross	Retail	Average
		Retail	Square	Gross Retail
	Total	Square	Footage	Square
	Stores	Footage	Range	Footage
Americas:
New York Flagship	1	45,500	45,500	45,500
Other stores	95	598,100	1,000 – 17,600	6,300
Asia-Pacific	52	128,700	700 – 7,700	2,500
Japan:
Tokyo Ginza	1	12,000	12,000	12,000
Other stores	55	134,900	600 – 7,500	2,500
Europe:
London Old Bond Street	1	22,400	22,400	22,400
Other stores	28	85,500	600 – 7,100	3,100

Total	233	1,027,100	600 – 45,500	4,400

In the Americas, Tiffany’s U.S. stores over the years have evolved toward smaller-sized formats, as a result of more effective product category space utilization, visual merchandising, improved inventory replenishment to the stores and reduced non-selling office space. New stores opened in 2010 ranged from 3,500 — 4,000 gross square feet, and management currently expects that new U.S. stores to be opened in 2011 and beyond will likely be in that approximate size range. In addition, management currently does not anticipate any meaningful change in future store sizes or formats for locations outside the U.S.
NEW YORK FLAGSHIP STORE
The Company owns the building housing the New York Flagship store at 727 Fifth Avenue, which was designed to be a retail store for Tiffany and is well located for this function. Currently, approximately 45,500 gross square feet of this 124,000 square foot building are devoted to retail sales, with the balance devoted to administrative offices, certain product services, jewelry manufacturing and storage. Tiffany’s New York Flagship store is the focal point for marketing and public relations efforts. Retail sales in the New York Flagship store represented 8%, 9% and 10% of total Company net sales in 2010, 2009 and 2008.
TOKYO GINZA STORE
The Company leases 12,000 gross square feet of a multi-tenant building housing the TIFFANY & CO. store in Tokyo’s Ginza shopping district. The 25-year lease expires in 2032; however, the Company has options to terminate the lease in 2022 and 2027 without penalty.
TIFFANY & CO.

LONDON OLD BOND STREET STORE
The Company leases a 22,400 gross square feet store on London’s Old Bond Street. The 15-year lease expires in 2022, and has two 10-year renewal options.
RETAIL SERVICE CENTER
The Company’s Retail Service Center (“RSC”), located in Parsippany, New Jersey, comprises approximately 370,000 square feet. Approximately half of the building is devoted to office and computer operations and half to warehousing, shipping, receiving, light manufacturing, merchandise processing and other distribution functions. The RSC receives merchandise and replenishes retail stores. Tiffany has a 20-year lease which expires in 2025, subject to Tiffany’s option to renew for two 10-year periods. The Registrant believes that the RSC has been properly designed to handle worldwide distribution functions and that it is suitable for that purpose.
CUSTOMER FULFILLMENT CENTER
Tiffany leases the Company’s Customer Fulfillment Center (“CFC”) in Whippany, New Jersey. The CFC is approximately 266,000 square feet and is primarily used for warehousing merchandise and processing direct-to-customer orders. The lease expires in 2032 and the Company has the right to renew the lease for an additional 20-year term.
MANUFACTURING FACILITIES
Tiffany owns and operates manufacturing facilities in Cumberland, Rhode Island and Mount Vernon, New York. The facilities total approximately 122,000 square feet and are used for the manufacture of jewelry. In the fourth quarter of 2010, Tiffany began construction of a 25,000 square foot manufacturing facility in Lexington, Kentucky. The Company expects that the owned facility will be operational in 2011 and will replace a temporary leased facility currently being used.
Tiffany leases an approximately 44,500 square foot manufacturing facility in Pelham, New York. The lease expires in 2013.
The Company leases facilities in Belgium, South Africa, Botswana, Namibia and Mauritius and owns a facility and leases land in Vietnam that sort, cut and/or polish rough diamonds for use by Tiffany. These facilities total approximately 116,000 square feet and the lease expiration dates range from 2011 to 2051.

Item 3.	Legal Proceedings.
The Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany’s business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of patents and other intellectual property rights by Tiffany, litigation instituted by persons alleged to have been injured upon premises within the Registrant’s control and litigation with present and former employees and customers. Although litigation with present and former employees is routine and incidental to the conduct of Tiffany’s business, as well as for any business employing significant numbers of employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages
TIFFANY & CO.

for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally-protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, the Registrant believes that litigation currently pending to which it or Tiffany is a party or to which its properties are subject will be resolved without any material adverse effect on the Registrant’s financial position, earnings or cash flows.
See “Item 1. Business” under “TRADEMARKS” for disclosure on Tiffany and Company v. eBay, Inc.

Item 4.	(Removed and Reserved).
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Registrant’s Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for 2010 were:

	High	Low
First Quarter	$52.19	$38.89
Second Quarter	$49.74	$35.81
Third Quarter	$53.00	$39.43
Fourth Quarter	$65.76	$52.96
On March 22, 2011, the high and low selling prices quoted on such exchange were $60.22 and $59.24. On March 22, 2011, there were 14,764 holders of record of the Registrant’s Common Stock.
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
On January 21, 2010, the Registrant announced an 18% increase in its regular quarterly dividend rate to a new rate of $0.20 per share of Common Stock which was paid on April 12, 2010. On May 20, 2010, the Registrant announced a 25% increase in its regular quarterly dividend rate to a new rate of $0.25 per share of Common Stock which was paid on July 12, 2010, October 11, 2010 and January 10, 2011.
TIFFANY & CO.

In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Annual Report on Form 10-K, 8,905,196 shares of the Registrant’s Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered “affiliates” under the provisions of Rule 405 promulgated under the Securities Act of 1933.
The following table contains the Company’s repurchases of equity securities in the fourth quarter of 2010:
Issuer Purchases of Equity Securities

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares (or	Approximate
		(b)	Units)	Dollar Value)
		Average	Purchased as	of Shares (or
	(a) Total	Price	Part of	Units) that May
	Number of	Paid per	Publicly	Yet Be
	Shares (or	Share	Announced	Purchased
	Units)	(or	Plans or	Under the Plans
Period	Purchased	Unit)	Programs	or Programs
November 1, 2010 to November 30, 2010	—	—	—	$329,154,000

December 1, 2010 to December 31, 2010	—	—	—	$329,154,000

January 1, 2011 to January 31, 2011	137,000	$58.26	137,000	$392,019,000

TOTAL	137,000	$58.26	137,000	$392,019,000
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
In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The 2011 Program expires on January 31, 2013.
TIFFANY & CO.

Item 6.	Selected Financial Data.
The following table sets forth selected financial data, certain of which have been derived from the Company’s consolidated financial statements for fiscal years 2006-2010:

(in thousands, except per share amounts,
percentages, ratios, retail locations and employees)	2010	2009	2008	2007	2006
EARNINGS DATA
Net sales	$3,085,290	$2,709,704	$2,848,859	$2,927,751	$2,552,414
Gross profit	1,822,278	1,530,219	1,646,442	1,651,501	1,468,990
Selling, general & administrative expenses	1,227,497	1,089,727	1,153,944	1,169,108	996,090
Net earnings from continuing operations	368,403	265,676	232,155	369,999	294,615
Net earnings	368,403	264,823	220,022	323,478	272,897
Net earnings from continuing operations per diluted share	2.87	2.12	1.84	2.68	2.09
Net earnings per diluted share	2.87	2.11	1.74	2.34	1.94
Weighted-average number of diluted common shares	128,406	125,383	126,410	138,140	140,841

BALANCE SHEET AND CASH FLOW DATA
Total assets	$3,735,669	$3,488,360	$3,102,283	$3,000,904	$2,904,552
Cash and cash equivalents	681,591	785,702	160,445	246,654	175,008
Inventories, net	1,625,302	1,427,855	1,601,236	1,372,397	1,249,613
Short-term borrowings and long-term debt (including current portion)	688,240	754,049	708,804	453,137	518,462
Stockholders’ equity	2,177,475	1,883,239	1,588,371	1,716,115	1,863,937
Working capital	2,204,632	1,845,393	1,446,812	1,337,454	1,313,015
Cash flows from operating activities	298,925	687,199	142,270	406,055	255,060
Capital expenditures	127,002	75,403	154,409	184,266	165,419
Stockholders’ equity per share	17.15	14.91	12.83	13.54	13.72
Cash dividends paid per share	0.95	0.68	0.66	0.52	0.38

RATIO ANALYSIS AND OTHER DATA
As a percentage of net sales:
Gross profit	59.1%	56.5%	57.8%	56.4%	57.6%
Selling, general & administrative expenses	39.8%	40.2%	40.5%	39.9%	39.0%
Net earnings from continuing operations	11.9%	9.8%	8.1%	12.6%	11.5%
Net earnings	11.9%	9.8%	7.7%	11.0%	10.7%
Capital expenditures	4.1%	2.8%	5.4%	6.3%	6.5%
Return on average assets	10.2%	8.0%	7.2%	11.0%	9.5%
Return on average stockholders’ equity	18.1%	15.3%	13.3%	18.1%	14.6%
Total debt-to-equity ratio	31.6%	40.0%	44.6%	26.4%	27.8%
Dividends as a percentage of net earnings	32.7%	31.9%	37.4%	21.6%	19.3%
Company-operated TIFFANY & CO. stores and boutiques	233	220	206	184	167
Number of employees	9,200	8,400	9,000	8,800	8,700
All references to years relate to fiscal years that end on January 31 of the following calendar year.
TIFFANY & CO.

NOTES TO SELECTED FINANCIAL DATA
Financial information for 2010 includes the following amounts, totaling $17,635,000 of net pre-tax expense ($7,672,000 net after-tax expense, or $0.06 per diluted share after tax):
•	$17,635,000 pre-tax expense associated with the plan to consolidate the New York headquarters staff to a single location. This expense is primarily related to the acceleration of the useful lives of certain property and equipment and incremental rent during the transition period; and
•	$3,096,000 net income tax benefit primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations.
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
Financial information for 2008 includes the following amounts, totaling $121,143,000 of net pre-tax expense ($74,241,000 net after-tax expense, or $0.59 per diluted share after tax):
•	$97,839,000 pre-tax expense related to staffing reductions;
•	$12,373,000 pre-tax impairment charge related to an investment in Target Resources plc;
•	$7,549,000 pre-tax charge due to the closing of IRIDESSE stores, included within discontinued operations; and
•	$3,382,000 pre-tax charge for the closing of a diamond polishing facility in Yellowknife, Northwest Territories.
Financial information for 2007 includes the following amounts, totaling $41,934,000 of net pre-tax expense ($12,667,000 net after-tax expense, or $0.09 per diluted share after tax):
•	$105,051,000 pre-tax gain related to the sale of the land and multi-tenant building housing a TIFFANY & CO. store in Tokyo’s Ginza shopping district;
•	$10,000,000 pre-tax contribution to The Tiffany & Co. Foundation funded with the proceeds from the Tokyo store transaction;
•	$54,260,000 pre-tax expense due to the sale of Little Switzerland, Inc., included within discontinued operations;
•	$47,981,000 pre-tax impairment charge on the note receivable from Tahera;
•	$19,212,000 pre-tax charge related to management’s decision to discontinue certain watch models as a result of the Company entering into an agreement with The Swatch Group, Ltd.; and
•	$15,532,000 pre-tax charge due to impairment losses associated with the Company’s IRIDESSE stores, included within discontinued operations.
TIFFANY & CO.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes. All references to years relate to fiscal years that end on January 31 of the following calendar year.
Effective with the first quarter of 2010, management changed the Company’s segment reporting in order to align with a change in its organizational and management reporting structure. Specifically, the Company is now reporting results in Japan separately from the rest of the Asia-Pacific region, and results for certain “emerging market” countries that were previously included in the Europe and Asia-Pacific segments are now included in the “Other” non-reportable segment. Prior year results have been revised to reflect this change.
KEY STRATEGIES
The Company’s key strategies are:
•	To selectively expand its global distribution without compromising the value of the TIFFANY & CO. trademark (the “Brand”).
Management employs a multi-channel distribution strategy. Management intends to expand distribution by adding stores in both new and existing markets, and by launching e-commerce websites in new markets. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the Brand, but believes that there are a significant number of potential worldwide locations remaining that meet the requirements of the Brand.
•	To enhance customer awareness.
The Brand is the single most important asset of the Company. Management will continue to invest in marketing and public relations programs designed to increase new and existing customer awareness of the Brand and its message, and will continue to monitor the strength of the Brand through market research.
•	To increase store productivity.
Over the years, the Company has opened smaller size stores (especially in the United States) which have contributed to higher store productivity. In addition, the Company is committed to growing sales per square foot by increasing consumer traffic and the conversion rate (the percentage of store visitors who make a purchase) through targeted advertising, ongoing sales training and customer-focused initiatives.
•	To achieve improved operating margins.
Management’s long-term objective is to improve gross margin (gross profit as a percentage of net sales) through greater efficiencies in product sourcing, manufacturing and distribution. Management also intends to improve the ratio of selling, general and administrative expenses to net sales by controlling expenses and enhancing productivity so that sales growth can generate a higher rate of earnings growth.
TIFFANY & CO.

•	To maintain an active product development program.
The Company continues to invest in product development in order to introduce new design collections and expand existing lines.
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
Maintaining the strength of the Brand requires that the Company make superior customer service a top priority, which it achieves by employing highly qualified sales and customer service professionals and enhancing ongoing training programs.
2010 SUMMARY
•	Worldwide net sales increased 14% to $3,085,290,000, due to growth in all reportable segments.
•	On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales increased 12% and comparable store sales increased 8%.
•	The Company added a net of 13 TIFFANY & CO. stores (five in the Americas, seven in Asia-Pacific, two in Europe and a net reduction of one in Japan).
•	The Company launched e-commerce websites in eight European countries.
•	Operating margin increased 3.0 percentage points due to a higher gross margin and the leverage effect of increased sales compared with the growth in selling, general and administrative expenses.
•	Net earnings from continuing operations increased 39% to $368,403,000, or $2.87 per diluted share. Net earnings from continuing operations in 2010 and 2009 are not comparable due to several nonrecurring items recorded in those periods (see “Item 6. Selected Financial Data — Notes to Selected Financial Data” for a listing of those items). Excluding those nonrecurring items in both years, net earnings from continuing operations would have increased 47% to $376,075,000, or $2.93 per diluted share from $255,220,000, or $2.04 per diluted share, in 2009.
•	The Company issued, at par, ¥10,000,000,000 ($118,430,000 at issuance) of 1.72% Senior Notes due September 2016. The proceeds were used to repay a portion of ¥15,000,000,000 ($178,845,000 upon payment) of debt that came due in September. The Company also repaid $40,000,000 of debt that came due in December.
•	The Board of Directors approved two increases, totaling 47%, in the dividend on the Company’s Common Stock increasing the annual dividend rate to $1.00 per share.
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

	2010			2009
			Constant-			Constant-
	GAAP	Translation	Exchange-	GAAP	Translation	Exchange-
	Reported	Effect	Rate Basis	Reported	Effect	Rate Basis
Net Sales:
Worldwide	14%	2%	12%	(5)%	—%	(5)%
Americas	12	1	11	(11)	—	(11)
Asia-Pacific	29	6	23	17	(2)	19
Japan	7	8	(1)	(4)	7	(11)
Europe	18	(5)	23	12	(7)	19

Comparable Store Sales:
Worldwide	10%	2%	8%	(7)%	1%	(8)%
Americas	9	1	8	(14)	—	(14)
Asia-Pacific	19	5	14	8	—	8
Japan	4	8	(4)	(4)	7	(11)
Europe	13	(5)	18	3	(6)	9
TIFFANY & CO.

RESULTS OF OPERATIONS
Net Sales
Net sales by segment were as follows:

				2010 vs.	2009 vs.
				2009	2008
(in thousands)	2010	2009	2008	% Change	% Change
Americas	$1,574,571	$1,410,845	$1,586,636	12%	(11)%
Asia-Pacific	549,197	426,296	363,095	29	17
Japan	546,537	512,989	533,474	7	(4)
Europe	360,831	306,321	273,093	18	12
Other	54,154	53,253	92,561	2	(42)

	$3,085,290	$2,709,704	$2,848,859	14%	(5)%

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
Americas. Americas includes sales in TIFFANY & CO. stores in the United States, Canada and Latin/South America, as well as sales of TIFFANY & CO. products in certain of those markets through business-to-business, Internet, catalog and wholesale operations. Americas represented 51%, 52% and 56% of worldwide net sales in 2010, 2009 and 2008, of which the New York Flagship store represented 8%, 9% and 10% of worldwide net sales.
In 2010, total sales in the Americas increased $163,726,000, or 12%, primarily due to an increase in the average price per unit sold. Comparable store sales increased $102,802,000, or 9%, consisting of increases in both comparable branch store sales of 9% and New York Flagship store sales of 6%. Non-comparable store sales grew $32,800,000. On a constant-exchange-rate basis, sales in the Americas increased 11%, and comparable store sales increased 8%. Combined Internet and catalog sales in the Americas increased $14,142,000, or 8%, due to an increase in the average sales per order.
In 2009, total sales in the Americas decreased $175,791,000, or 11%, primarily due to a decline in the average price per unit sold. Comparable store sales decreased $192,484,000, or 14%, consisting of decreases of 15% in New York Flagship store sales and 14% in comparable branch store sales. Non-comparable store sales grew $32,204,000. On a constant-exchange-rate basis, sales in the Americas decreased 11% and comparable store sales decreased 14%. Combined Internet and catalog sales in the Americas decreased $711,000.
Asia-Pacific. Asia-Pacific includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations. Asia-Pacific represented 18%, 16% and 13% of worldwide net sales in 2010, 2009 and 2008.
In 2010, total sales in Asia-Pacific increased $122,901,000, or 29%, primarily due to an increase in the average price per unit sold. This increase included a comparable store sales increase of
TIFFANY & CO.

$77,353,000, or 19%, and non-comparable store sales growth of $40,722,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 23% and comparable store sales increased 14% due to geographically broad-based sales growth in most markets, especially in the Greater China region.
In 2009, total sales in Asia-Pacific increased $63,201,000, or 17%, due to an increase in the number of units sold. This increase included non-comparable store sales growth of $33,800,000, and a comparable store sales increase of $26,262,000, or 8%. On a constant-exchange-rate basis, Asia-Pacific sales in 2009 increased 19% and comparable store sales increased 8% due to increases in most markets.
Japan. Japan includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations. Japan represented 18% of worldwide net sales in 2010, and 19% in both 2009 and 2008.
In 2010, total sales in Japan increased $33,548,000, or 7%, due to an increase in the average price per unit sold which was partly offset by a decline in the number of units sold. Comparable store sales increased $17,913,000, or 4%, and other non-retail store sales increased $11,599,000. On a constant-exchange-rate basis, Japan sales decreased 1%, and comparable store sales decreased 4%.
In 2009, total sales in Japan decreased $20,485,000, or 4%, due to a decrease in the average price per unit sold. Comparable store sales decreased $20,440,000, or 4%. On a constant-exchange-rate basis, Japan sales and comparable store sales both declined 11%.
Europe. Europe includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations. Europe represented 12%, 11% and 10% of worldwide net sales in 2010, 2009 and 2008. The United Kingdom (“U.K.”) represents approximately half of European sales.
In 2010, total sales in Europe increased $54,510,000, or 18%, primarily due to an increase in the number of units sold. This included increased comparable store sales of $34,581,000, or 13%, and non-comparable store sales growth of $19,779,000. On a constant-exchange-rate basis, sales increased 23% and comparable store sales increased 18% due to geographically broad-based sales growth.
In 2009, total sales in Europe increased $33,228,000, or 12%, due to an increase in the number of units sold. This included non-comparable store sales growth of $28,029,000. On a constant-exchange-rate basis, sales in Europe increased 19% and comparable store sales rose 9%, reflecting growth in all countries.
Store Data. In 2010, the Company added a net of 13 stores: five in the Americas (all in the U.S.), seven in Asia-Pacific (four in China and one each in Korea, Singapore and Taiwan), two in Europe (Spain and the U.K.) and a net reduction of one in Japan.
In 2009, the Company added a net of 14 stores: five in the Americas (three in the U.S. and one each in Canada and Mexico), six in Asia-Pacific (two in both China and Korea and one each in Hong Kong and Australia) and three in Europe (two in the U.K. and one in the Netherlands). Additionally, the Company opened two locations and closed two locations in Japan.
Sales per gross square foot generated by all stores were approximately $2,600 in 2010, $2,400 in 2009 and $2,600 in 2008.
TIFFANY & CO.

Other. Other consists of all non-reportable segments. Other consists primarily of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (such as the Middle East and Russia) and wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs. In addition, Other includes earnings received from third-party licensing agreements.
In 2010, Other sales increased $901,000, or 2%, as increased wholesale sales of TIFFANY & CO. merchandise to independent distributors was mostly offset by lower wholesale sales of diamonds. In 2009, Other sales declined $39,308,000, or 42%, due to lower wholesale sales of diamonds and decreased wholesale sales of TIFFANY & CO. merchandise to independent distributors.
Gross Margin

	2010	2009	2008
Gross profit as a percentage of net sales	59.1%	56.5%	57.8%
Gross margin (gross profit as a percentage of net sales) increased by 2.6 percentage points in 2010 driven primarily by the recapture of higher product costs through retail price increases, as well as manufacturing efficiencies. The 1.3 percentage point decrease in 2009 was primarily due to higher product costs.
Management periodically reviews and adjusts its retail prices when appropriate, as it did by increasing prices in 2010, to address specific market conditions, product cost increases and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses is consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. The Company uses derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 8. Financial Statements and Supplementary Data — Note J. Hedging Instruments”).
Restructuring Charges
Beginning in the fourth quarter of 2008, management implemented various cost reduction initiatives, one of which was a reduction of approximately 10% of the Company’s total employee base, made primarily in the U.S., to more closely align staffing with anticipated sales levels at the time the decision was made. Accordingly, in 2008, the Company recorded a pre-tax charge of $97,839,000. This charge included $63,005,000 related to pension and postretirement medical benefits, $33,166,000 related to severance costs and $1,668,000 primarily related to stock-based compensation (see “Item 8. Financial Statements and Supplementary Data — Note D. Restructuring Charges”).
Selling, General and Administrative (“SG&A”) Expenses

	2010	2009	2008
SG&A expenses as a percentage of net sales	39.8%	40.2%	40.5%
SG&A expenses increased $137,770,000, or 13%, in 2010 and declined $64,217,000, or 6%, in 2009. SG&A expenses in those years are not comparable due to several nonrecurring charges recorded in those periods.
TIFFANY & CO.

SG&A expenses in 2010 included $16,625,000 of expense associated with Tiffany and Company’s (“Tiffany”) plan to consolidate its New York headquarters staff to a single location (see “Item 8. Financial Statements and Supplementary Data — Note L. Commitments and Contingencies”).
SG&A expenses in 2009 included $442,000 of income from the following nonrecurring items:
•	$4,442,000 of income received in connection with the assignment of the Tahera Diamond Corporation (“Tahera”) commitments and liens to an unrelated third party (see “Item 8. Financial Statements and Supplementary Data — Note L. Commitments and Contingencies”); and
•	$4,000,000 charge to terminate a third-party management agreement (see “Item 8. Financial Statements and Supplementary Data — Note C. Acquisitions and Dispositions”).
SG&A expenses in 2008 included $14,444,000 of expense from the following nonrecurring items:
•	$11,062,000 impairment charge on the investment in Target Resources plc (“Target”) (see “Item 8. Financial Statements and Supplementary Data — Note L. Commitments and Contingencies”); and
•	$3,382,000 charge for the closing of a diamond polishing facility in Yellowknife, Northwest Territories (see “Item 8. Financial Statements and Supplementary Data — Note C. Acquisitions and Dispositions”).
Excluding the nonrecurring items noted above, SG&A expenses in 2010, 2009 and 2008 would have been $1,210,872,000, $1,090,169,000 and $1,139,500,000. The increase of $120,703,000, or 11%, in 2010 was largely due to increased marketing expenses of $37,706,000, increased labor and benefits costs of $30,323,000 and increased depreciation and store occupancy expenses of $28,704,000 due to new and existing stores. The decrease of $49,331,000, or 4%, in 2009 was due to decreased labor and benefits costs of $37,489,000, as a result of staff reductions, and decreased marketing expenses of $44,359,000, partly offset by a $28,716,000 increase in management incentive and stock-based compensation. Excluding the nonrecurring items noted above, SG&A expenses as a percentage of net sales would have been 39.2%, 40.2% and 40.0% in 2010, 2009 and 2008.
The Company’s SG&A expenses are largely fixed in nature. The improvement in SG&A expenses as a percentage of net sales in 2010 reflected the leverage effect from increased sales. Variable costs (which include items such as variable store rent, sales commissions and fees paid to credit card companies) represent approximately one-fifth of total SG&A expenses.
TIFFANY & CO.

Earnings from Continuing Operations

		% of		% of		% of
(in thousands)	2010	Sales*	2009	Sales*	2008	Sales*
Earnings (losses) from continuing operations:
Americas	$340,331	21.6%	$263,470	18.7%	$317,964	20.0%
Asia-Pacific	133,448	24.3	100,690	23.6	88,724	24.4
Japan	162,800	29.8	139,519	27.2	141,802	26.6
Europe	88,309	24.5	60,102	19.6	52,021	19.0
Other	3,358	6.2	(8,767)	(16.5)	4,938	5.3

	728,246		555,014		605,449
Unallocated corporate expenses	(115,830)	(3.8)%	(114,964)	(4.2)%	(101,889)	(3.6)%
Restructuring charges	—		—		(97,839)
Other operating income	—		4,442		—
Other operating expense	(17,635)		(4,000)		(11,062)

Earnings from continuing operations	$594,781	19.3%	$440,492	16.3%	$394,659	13.9%

*	Percentages represent earnings (losses) from continuing operations as a percentage of each segment’s net sales.
Certain reclassifications have been made to the prior years’ amounts to conform to the current year presentation.
Earnings from continuing operations increased 35% in 2010. On a segment basis, the ratio of earnings (losses) from continuing operations to each segment’s net sales in 2010 compared with 2009 was as follows:
•	Americas — the ratio increased 2.9 percentage points primarily due to an increase in gross margin, as well as the leveraging of operating expenses;
•	Asia-Pacific — the ratio increased 0.7 percentage point due to an increase in gross margin, which was partly offset by an increase in marketing expenses associated with a major marketing and public relations event held in Beijing, China;
•	Japan — the ratio increased 2.6 percentage points primarily due to an increase in gross margin, which was partly offset by an increase in marketing expenses;
•	Europe — the ratio increased 4.9 percentage points primarily due to the leveraging of operating expenses, as well as an increase in gross margin; and
•	Other — the ratio increased 22.7 percentage points. The prior period operating loss included a valuation adjustment related to the write-down of wholesale diamond inventory deemed not suitable for the Company’s needs.
Earnings from continuing operations increased 12% in 2009. On a segment basis, the ratio of earnings (losses) from continuing operations to each segment’s net sales in 2009 compared with 2008 was as follows:
•	Americas — the ratio decreased 1.3 percentage points primarily due to a decline in gross margin due to higher product costs;
TIFFANY & CO.

•	Asia-Pacific — the ratio decreased 0.8 percentage point due to a decline in gross margin due to higher product costs, partly offset by the leveraging of operating expenses;
•	Japan — the ratio increased 0.6 percentage point due to decreased operating expenses attributed to the cost savings initiatives, partly offset by a decline in gross margin due to higher product costs;
•	Europe — the ratio increased 0.6 percentage point due to operating expense leverage, partly offset by a decline in gross margin due to higher product costs; and
•	Other — the ratio decreased 21.8 percentage points due to lower wholesale sales of diamonds and the write-down of wholesale diamond inventory.
Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased in 2010 but decreased as a percentage of sales. In 2009, unallocated corporate expenses increased primarily due to changes in management incentive and stock-based compensation.
Restructuring charges in 2008 represent a $97,839,000 pre-tax charge associated with the Company’s staff reduction initiatives (see “Item 8. Financial Statements and Supplementary Data — Note D. Restructuring Charges”).
Other operating income in 2009 represents $4,442,000 of income received in connection with the assignment of the Tahera commitments and liens to an unrelated third party (see “Item 8. Financial Statements and Supplementary Data — Note L. Commitments and Contingencies”).
Other operating expense in 2010 represents $17,635,000 in accelerated depreciation and incremental rent expense associated with Tiffany’s plan to consolidate and relocate its New York headquarters staff to a single location (see “Item 8. Financial Statements and Supplementary Data — Note L. Commitments and Contingencies”). Other operating expense in 2009 represents $4,000,000 paid to terminate a third-party management agreement (see “Item 8. Financial Statements and Supplementary Data — Note C. Acquisitions and Dispositions”). Other operating expense in 2008 represents an $11,062,000 pre-tax impairment charge related to the Company’s investment in Target (see “Item 8. Financial Statements and Supplementary Data — Note L. Commitments and Contingencies”).
Interest Expense and Financing Costs
Interest expense and financing costs decreased $706,000 in 2010. Interest expense and financing costs increased $26,064,000 in 2009 due to increased long-term borrowings.
Other Income, Net
Other income, net includes interest income, gains/losses on investment activities and foreign currency transactions. Other income, net increased $2,465,000 in 2010 primarily due to a change in foreign currency gains/losses. Other income, net increased $4,446,000 in 2009 because 2008 included a $4,300,000 charge related to the impairment of unrealized gains and the interest receivable associated with interest rate swaps as the recovery of the amounts due from the counterparty, Lehman Brothers Special Financing Inc., was no longer probable.
TIFFANY & CO.

Provision for Income Taxes
The effective income tax rate was 32.7% in 2010, compared with 31.9% in 2009 and 36.5% in 2008. The effective income tax rate for 2010 included a net income tax benefit of $3,096,000 primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations. The lower effective income tax rate in 2009 was primarily due to favorable reserve adjustments of $11,220,000 during the year associated with the settlement of certain tax audits and the expiration of statutory periods.
Net Loss from Discontinued Operations
In the fourth quarter of 2008, management committed to a plan to close all IRIDESSE stores. All stores were closed in 2009. The results of the IRIDESSE business have been recorded in discontinued operations. The pre-tax net loss from discontinued operations related to that business was $6,103,000 in 2009 and $19,683,000 in 2008 (see “Item 8. Financial Statements and Supplementary Data — Note C. Acquisitions and Dispositions”).
The Company sold Little Switzerland, Inc. in 2007. In 2009, the Company received additional proceeds of $3,650,000 and recorded a pre-tax gain of $3,289,000 in settlement of post-closing adjustments (see “Item 8. Financial Statements and Supplementary Data — Note C. Acquisitions and Dispositions”).
2011 Outlook
Management’s outlook is based on the following assumptions, which may or may not prove valid, and which should be read in conjunction with “Item 1A. Risk Factors” on page K-15:
•	A worldwide net sales increase of 12%-14%. Sales assumptions by region (in U.S. dollars) include a low-double-digit percentage increase in the Americas, at least a 20% increase in Asia-Pacific, a mid-single-digit percentage decline in Japan and more than a 20% increase in Europe. Other sales are expected to increase by more than 30%.
•	Included in the above outlook for Japan, management has assumed some periodic store closings or limited store hours in Japan only through the end of the first quarter as a result of the earthquake-related events that occurred in March 2011. Management expects first quarter worldwide sales growth of 11%, with total Japan sales declining 15%.
•	The opening of 21 Company-operated stores (eight in the Americas, eight in Asia-Pacific and five in Europe).
•	An increase in operating margin of approximately one-half point due to both a higher gross margin reflecting a price increase taken in January 2011 to offset product cost increases and an improved ratio of SG&A expenses to net sales.
•	Interest and other expenses, net of $46,000,000.
•	An effective income tax rate of 34%.
•	Net earnings per diluted share increasing 14% — 18% to $3.35 — $3.45.
TIFFANY & CO.

•	An increase in net inventories of more than 15%.
•	Capital expenditures of $250,000,000 — $275,000,000.
The above assumptions for operating margin and net earnings per diluted share exclude expenses of approximately $40,000,000 primarily related to the fair value of the remaining non-cancelable lease obligations (reduced by the estimated sublease rental income), as well as the acceleration of the useful lives of certain property and equipment and incremental rent during the transition period associated with Tiffany’s plan to consolidate and relocate its New York headquarters staff to a single location (see “Item 8. Financial Statements and Supplementary Data — Note L. Commitments and Contingencies”). Most of these expenses are expected to be recorded during the second quarter of 2011. Tiffany expects overall savings of more than $100,000,000 over the 15-year lease term of the new location as a result of an overall reduction in rent expense; these estimated savings are based on current rental costs and assumptions made regarding future potential rent increases at the existing locations. Changes in market conditions may affect the total expenses ultimately recorded.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditures needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position that provides flexibility to pursue strategic initiatives. Management regularly assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments. Management believes that cash on hand, internally-generated cash flows and the funds available under its revolving Credit Facility are sufficient to support the Company’s liquidity and capital requirements for the foreseeable future. Within the next 12 months, $60,855,000 of the Company’s long-term debt will reach maturity and the Company intends to repay that debt with cash on hand.
The following table summarizes cash flows from operating, investing and financing activities:

(in thousands)	2010	2009	2008
Net cash provided by (used in):
Operating activities	$298,925	$687,199	$142,270
Investing activities	(186,612)	(80,893)	(161,690)
Financing activities	(224,799)	10,538	(39,708)
Effect of exchange rates on cash and cash equivalents	8,375	14,300	(18,035)
Net cash used in discontinued operations	—	(5,887)	(9,046)

Net (decrease) increase in cash and cash equivalents	$(104,111)	$625,257	$(86,209)

Operating Activities
The Company had net cash inflows from operating activities of $298,925,000 in 2010, $687,199,000 in 2009 and $142,270,000 in 2008. The decrease in 2010 from 2009 primarily
TIFFANY & CO.

resulted from an increase in inventories. The increase in 2009 from 2008 primarily resulted from decreases in inventories and, to a lesser extent, lower income tax payments.
Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,204,632,000 and 5.6 at January 31, 2011, compared with $1,845,393,000 and 4.1 at January 31, 2010. The increase in working capital and the current ratio is primarily due to an increase in inventories and a decrease in the current portion of long-term debt.
Accounts receivable, less allowances, at January 31, 2011 were 17% higher than January 31, 2010, reflecting sales growth. Changes in foreign currency exchange rates increased accounts receivable balances by 5% compared to January 31, 2010. On a 12-month rolling basis, accounts receivable turnover was 18 times in 2010 and 2009.
Inventories, net at January 31, 2011 were 14% higher than January 31, 2010. Finished goods inventories rose 9% and combined raw material and work-in-process inventories rose 22%, all to support sales growth, new store openings and new product launches, as well as reflecting higher acquisition costs. Changes in foreign currency exchange rates increased inventories, net by 2% compared to January 31, 2010. In addition, inventory levels had been reduced in 2009 due to economic conditions and, further, inventories also finished 2009 lower than initially planned because of stronger-than-expected sales in the fourth quarter.
Investing Activities
The Company had net cash outflows from investing activities of $186,612,000 in 2010, $80,893,000 in 2009 and $161,690,000 in 2008. The increased outflow in 2010 was primarily due to higher capital expenditures and purchases of marketable securities and short-term investments. The decreased outflow in 2009 was primarily due to a decline in capital expenditures.
Capital Expenditures. Capital expenditures were $127,002,000 in 2010, $75,403,000 in 2009 and $154,409,000 in 2008, representing 4%, 3% and 5% of net sales in those respective years. The increase in 2010 largely reflected a moderated rate of store openings and other cost containment in 2009. In all three years, expenditures were primarily related to the opening, renovation and expansion of stores and distribution facilities and ongoing investments in new systems.
Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net purchases of investments in marketable securities and short-term investments of $59,610,000, $13,433,000 and $1,543,000 during 2010, 2009 and 2008.
Financing Activities
The Company had a net cash outflow from financing activities of $224,799,000 in 2010, a net cash inflow of $10,538,000 in 2009 and a net cash outflow of $39,708,000 in 2008. Year-over-year changes in cash flows from financing activities are largely driven by borrowings and share repurchase activity.
Dividends. The cash dividend on the Company’s Common Stock was increased twice in 2010, following no change in 2009 and one increase in 2008. The Company’s Board of Directors declared quarterly dividends which, on an annual basis, totaled $0.95, $0.68 and $0.66 per common share in 2010, 2009 and 2008. Cash dividends paid were $120,390,000 in 2010, $84,579,000 in 2009 and $82,258,000 in 2008. The dividend payout ratio (dividends as a percentage of net earnings) was 33% in 2010, 32% in 2009 and 37% in 2008.
TIFFANY & CO.

Share Repurchases. In January 2008, the Company’s Board of Directors amended the existing share repurchase program to extend the expiration date of the program to January 2011 and to authorize the repurchase of up to an additional $500,000,000 of the Company’s Common Stock. In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The 2011 Program expires on January 31, 2013. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions.
The Company’s share repurchase activity was as follows:

(in thousands, except per share amounts)	2010	2009	2008
Cost of repurchases	$80,786	$467	$218,379
Shares repurchased and retired	1,843	11	5,375
Average cost per share	$43.83	$41.72	$40.63
The Company suspended share repurchases during the third quarter of 2008 in order to conserve cash. In January 2010, the Company resumed repurchasing its shares of Common Stock on the open market. At January 31, 2011, there remained $392,019,000 of authorization for future repurchases under the 2011 Program. At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements.
Recent Borrowings. The Company had net repayments of or net proceeds from short-term and long-term borrowings as follows:

(in thousands)	2010	2009	2008
Short-term borrowings:
Proceeds from (repayment of) credit facility borrowings, net	$9,170	$(126,811)	$103,976
Proceeds from issuance of other short-term borrowings	—	—	116,001
Repayments of other short-term borrowings	—	(93,000)	(25,473)

Net proceeds from (repayments of) short-term borrowings	9,170	(219,811)	194,504

Long-term borrowings:
Proceeds from issuance	118,430	300,000	100,000
Repayments	(218,845)	(40,000)	(73,483)

Net (repayments of) proceeds from long-term borrowings	(100,415)	260,000	26,517

Net (repayments of) proceeds from total borrowings	$(91,245)	$40,189	$221,021

In July 2009, the Company entered into a $400,000,000 revolving Credit Facility (“Credit Facility”). Borrowings may currently be made from nine participating banks and are at interest rates based upon local currency borrowing rates plus a margin based on the Company’s leverage ratio. The Credit Facility matures in July 2012. There was $38,891,000 outstanding and $407,109,000
TIFFANY & CO.

available under the Credit Facility and other revolving credit facilities at January 31, 2011. The weighted-average interest rate for the outstanding amount at January 31, 2011 was 3.06%.
Proceeds from the issuances of long-term debt and other short-term borrowings were used to refinance existing indebtedness and for general corporate purposes. The long-term debt issued during 2010 has a maturity date of 2016 with an interest rate of 1.72%. The long-term debt issued during 2009 has maturity dates that range from 2017 to 2019 with interest rates of 10.00%. The long-term debt issued during 2008 has a maturity date of 2015 with an interest rate of 9.05%. See “Item 8. Financial Statements and Supplementary Data — Note I. Debt” for additional details regarding recent borrowings.
The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 32% and 40% at January 31, 2011 and 2010.
At January 31, 2011, the Company was in compliance with all debt covenants.
Purchase of Non-controlling Interests. In October 2009, the Company acquired all non-controlling interests in two majority-owned entities that indirectly engage through majority-owned subsidiaries in diamond sourcing and polishing operations in South Africa and Botswana, respectively, for total consideration of $18,000,000, of which $11,000,000 was paid in 2009 and the remaining $7,000,000 was paid during 2010.
Contractual Cash Obligations and Commercial Commitments
The following is a summary of the Company’s contractual cash obligations at January 31, 2011:

			2012-	2014-
(in thousands)	Total	2011	2013	2015	Thereafter
Unrecorded contractual obligations:
Operating leases	$1,273,066	$151,742	$267,513	$213,661	$640,150
Inventory purchase obligations[a]	305,442	193,442	112,000	—	—
Interest on debt[b]	274,056	45,559	84,099	81,332	63,066
Other contractual obligations[c]	36,815	32,594	2,221	2,000	—
Recorded contractual obligations:
Short-term borrowings	38,891	38,891	—	—	—
Long-term debt	649,349	60,855	62,531	104,252	421,711

	$2,577,619	$523,083	$528,364	$401,245	$1,124,927

a)	The Company will, from time to time, secure supplies of diamonds by agreeing to purchase a defined portion of a mine’s output. Inventory purchase obligations associated with these agreements have been estimated for 2011 and included in this table. Purchases beyond 2011 that are contingent upon mine production have been excluded as they cannot be reasonably estimated.

b)	Excludes interest payments on amounts outstanding under available lines of credit, as the outstanding amounts fluctuate based on the Company’s working capital needs. Variable-rate interest payments were estimated based on rates at January 31, 2011. Actual payments will differ based on changes in interest rates.

c)	Other contractual obligations consist primarily of royalty commitments, construction-in-progress and packaging supplies.
The summary above does not include the following items:
•	Cash contributions to the Company’s pension plan and cash payments for other postretirement obligations. The Company plans to contribute approximately $25,000,000 to the pension plan in 2011. However, this expectation is subject to change if actual asset
TIFFANY & CO.

performance is different than the assumed long-term rate of return on pension plan assets. The Company estimates cash payments for postretirement health-care and life insurance benefit obligations to be $2,649,000 in 2011.
•	Unrecognized tax benefits at January 31, 2011 of $32,273,000 and accrued interest and penalties of $4,189,000. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Ongoing audits are in various stages of completion and, while the Company does not anticipate any material changes in unrecognized income tax benefits over the next 12 months, future developments in the audit process may result in a change in these assessments.
The following is a summary of the Company’s outstanding borrowings and available capacity under the Credit Facility and other revolving credit facilities at January 31, 2011:

	Total	Borrowings	Available
(in thousands)	Capacity	Outstanding	Capacity
Credit Facility*	$400,000	$14,888	$385,112
Other revolving credit facilities	46,000	24,003	21,997

	$446,000	$38,891	$407,109

*	This facility matures in July 2012. The Company can request to increase the capacity up to $500,000,000.
In addition, the Company had letters of credit and financial guarantees of $25,281,000 at January 31, 2011, of which $22,032,000 expire within one year.
Seasonality
As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Management expects such seasonality to continue.
CRITICAL ACCOUNTING ESTIMATES
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates and the differences could be material. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements and records any necessary adjustments.
The development and selection of critical accounting estimates and the related disclosures below have been reviewed with the Audit Committee of the Company’s Board of Directors. The following critical accounting policies that rely on assumptions and estimates were used in the preparation of the Company’s consolidated financial statements:
Inventory. The Company writes down its inventory for discontinued and slow-moving products. This write-down is equal to the difference between the cost of inventory and its estimated market
TIFFANY & CO.

value, and is based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs might be required. The Company has not made any material changes in the accounting methodology used to establish its reserve for discontinued and slow-moving products during the past three years. At January 31, 2011, a 10% change in the reserve for discontinued and slow-moving products would have resulted in a change of $4,843,000 in inventory and cost of sales. The Company’s inventories are valued using the average cost method. Fluctuation in inventory levels, along with the costs of raw materials, could affect the carrying value of the Company’s inventory.
Long-lived assets. The Company’s long-lived assets are primarily property, plant and equipment. The Company reviews its long-lived assets for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company did not record any material impairment charges in 2010, 2009 or 2008.
Goodwill. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed. The evaluation, based upon discounted cash flows, requires management to estimate future cash flows, growth rates and economic and market conditions. The 2010, 2009 and 2008 evaluations resulted in no impairment charges.
Income taxes. The Company is subject to income taxes in both the U.S. and foreign jurisdictions. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. Significant judgments and estimates are required in determining the consolidated income tax expense. The Company’s income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid.
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
TIFFANY & CO.

other postretirement costs. Significant changes in interest rates, the market value of securities and projected health-care costs would require the Company to revise key assumptions and could result in a higher or lower charge to earnings.
The Company used discount rates of 6.50% and 6.75% to determine its 2010 pension expense for all U.S. plans and 6.75% to determine its 2010 postretirement expense. Holding all other assumptions constant, a 0.5% increase in the discount rate would have decreased 2010 pension and postretirement expenses by $2,826,000 and $226,000. A decrease of 0.5% in the discount rate would have increased the 2010 pension and postretirement expenses by $3,640,000 and $294,000. The discount rate is subject to change each year, consistent with changes in the yield on applicable high-quality, long-term corporate bonds. Management selects a discount rate at which pension and postretirement benefits could be effectively settled based on (i) an analysis of expected benefit payments attributable to current employment service and (ii) appropriate yields related to such cash flows.
The Company used an expected long-term rate of return of 7.50% to determine its 2010 pension expense. Holding all other assumptions constant, a 0.5% change in the long-term rate of return would have changed the 2010 pension expense by $1,171,000. The expected long-term rate of return on pension plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan’s current asset mix, investment strategy and the historical performance of plan assets.
For postretirement benefit measurement purposes, 9.00% (for pre-age 65 retirees) and 7.50% (for post-age 65 retirees) annual rates of increase in the per capita cost of covered health care were assumed for 2011. The rates were assumed to decrease gradually to 5.00% by 2019 and remain at that level thereafter. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the aggregate service and interest cost components of the 2010 postretirement expense.
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
Foreign Currency Risk
The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The fair value of foreign exchange forward contracts and put option contracts is sensitive to changes in foreign exchange rates. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. There were no outstanding put option contracts as of January 31, 2011. The term of all outstanding foreign exchange forward contracts as of January 31, 2011 ranged from less than one month to 16 months. At January 31, 2011 and 2010, the fair value of the Company’s outstanding foreign exchange forward contracts was a net liability of $1,626,000 and $781,000. At January 31, 2011, a 10% depreciation in the hedged foreign exchange rates from the prevailing market rates would have resulted in a fair value of approximately ($20,000,000).
Precious Metal Price Risk
The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metals prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. The fair value of the outstanding precious metal derivative instruments was an asset of $753,000 and $1,720,000 at January 31, 2011 and 2010. At January 31, 2011, a 10% depreciation in precious metal prices from the prevailing market rates would have resulted in a fair value of approximately $300,000.
Interest Rate Risk
The Company uses interest rate swap agreements to convert certain fixed rate debt obligations to floating rate obligations. Additionally, since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swap agreements serve as hedges to changes in the fair value of these debt instruments. The Company hedges its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The fair value of the outstanding interest rate swap agreements was an asset of $6,155,000 and $1,996,000 at January 31, 2011 and 2010. A 100 basis point increase in interest rates at January 31, 2011 would have resulted in a fair value of the interest rate swap agreements of approximately $1,200,000.
TIFFANY & CO.

Item 8.	Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Tiffany & Co.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders’ equity and comprehensive earnings, and of cash flows present fairly, in all material respects, the financial position of Tiffany & Co. and its subsidiaries (the “Company”) at January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 28, 2011
TIFFANY & CO.

CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share amounts)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$681,591	$785,702
Short-term investments	59,280	—
Accounts receivable, less allowances of $11,783 and $12,892	185,969	158,706
Inventories, net	1,625,302	1,427,855
Deferred income taxes	41,826	6,651
Prepaid expenses and other current assets	90,577	66,752

Total current assets	2,684,545	2,445,666

Property, plant and equipment, net	665,588	685,101
Deferred income taxes	202,902	183,825
Other assets, net	182,634	173,768

	$3,735,669	$3,488,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$38,891	$27,642
Current portion of long-term debt	60,855	206,815
Accounts payable and accrued liabilities	258,611	231,913
Income taxes payable	55,691	67,513
Merchandise and other customer credits	65,865	66,390

Total current liabilities	479,913	600,273

Long-term debt	588,494	519,592
Pension/postretirement benefit obligations	217,435	219,276
Deferred gains on sale-leasebacks	124,980	128,649
Other long-term liabilities	147,372	137,331

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 126,969 and 126,326	1,269	1,263
Additional paid-in capital	863,967	764,132
Retained earnings	1,324,804	1,151,109
Accumulated other comprehensive loss, net of tax	(12,565)	(33,265)

Total stockholders’ equity	2,177,475	1,883,239

	$3,735,669	$3,488,360

See notes to consolidated financial statements.
TIFFANY & CO.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended January 31,
(in thousands, except per share amounts)	2011	2010	2009
Net sales	$3,085,290	$2,709,704	$2,848,859
Cost of sales	1,263,012	1,179,485	1,202,417

Gross profit	1,822,278	1,530,219	1,646,442
Restructuring charges	—	—	97,839
Selling, general and administrative expenses	1,227,497	1,089,727	1,153,944

Earnings from continuing operations	594,781	440,492	394,659
Interest expense and financing costs	54,335	55,041	28,977
Other income, net	6,988	4,523	77

Earnings from continuing operations before income taxes	547,434	389,974	365,759
Provision for income taxes	179,031	124,298	133,604

Net earnings from continuing operations	368,403	265,676	232,155
Net loss from discontinued operations	—	(853)	(12,133)

Net earnings	$368,403	$264,823	$220,022

Earnings per share:
Basic
Net earnings from continuing operations	$2.91	$2.14	$1.86
Net loss from discontinued operations	—	(0.01)	(0.10)

Net earnings	$2.91	$2.13	$1.76

Diluted
Net earnings from continuing operations	$2.87	$2.12	$1.84
Net loss from discontinued operations	—	(0.01)	(0.10)

Net earnings	$2.87	$2.11	$1.74

Weighted-average number of common shares:
Basic	126,600	124,345	124,734
Diluted	128,406	125,383	126,410
See notes to consolidated financial statements.
TIFFANY & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS

			Accumulated
			Other
	Total		Comprehensive			Additional
	Stockholders’	Retained	Gain	Common Stock		Paid-In
(in thousands)	Equity	Earnings	(Loss)	Shares	Amount	Capital
Balances January 31, 2008	$1,716,115	$1,037,663	$44,513	126,753	$1,268	$632,671
Implementation effect of change in employee benefit plans’ measurement date, net of tax	(1,073)	(1,114)	41	—	—	—
Exercise of stock options and vesting of restricted stock units (“RSUs”)	30,357	—	—	2,342	23	30,334
Tax effect of exercise of stock options and vesting of RSUs	10,317	—	—	—	—	10,317
Share-based compensation expense	24,507	—	—	—	—	24,507
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings (“EPSRS”) Plan	4,750	—	—	124	1	4,749
Purchase and retirement of Common Stock	(218,379)	(203,014)	—	(5,375)	(54)	(15,311)
Cash dividends on Common Stock	(82,258)	(82,258)	—	—	—	—
Deferred hedging loss, net of tax	(9,873)	—	(9,873)	—	—	—
Unrealized loss on marketable securities, net of tax	(5,519)	—	(5,519)	—	—	—
Foreign currency translation adjustments, net of tax	(68,355)	—	(68,355)	—	—	—
Net unrealized loss on benefit plans, net of tax	(32,240)	—	(32,240)	—	—	—
Net earnings	220,022	220,022	—	—	—	—

Balances, January 31, 2009	1,588,371	971,299	(71,433)	123,844	1,238	687,267
Exercise of stock options and vesting of RSUs	71,485	—	—	2,493	25	71,460
Tax effect of exercise of stock options and vesting of RSUs	1,896	—	—	—	—	1,896
Share-based compensation expense	23,995	—	—	—	—	23,995
Purchase and retirement of Common Stock	(467)	(434)	—	(11)	—	(33)
Purchase of non-controlling interests	(20,453)	—	—	—	—	(20,453)
Cash dividends on Common Stock	(84,579)	(84,579)	—	—	—	—
Deferred hedging gain, net of tax	6,377	—	6,377	—	—	—
Unrealized gain on marketable securities, net of tax	4,241	—	4,241	—	—	—
Foreign currency translation adjustments, net of tax	42,750	—	42,750	—	—	—
Net unrealized loss on benefit plans, net of tax	(15,200)	—	(15,200)	—	—	—
Net earnings	264,823	264,823	—	—	—	—

Balances, January 31, 2010	1,883,239	1,151,109	(33,265)	126,326	1,263	764,132
Exercise of stock options and vesting of RSUs	65,683	—	—	2,382	23	65,660
Tax effect of exercise of stock options and vesting of RSUs	9,811	—	—	—	—	9,811
Share-based compensation expense	25,815	—	—	—	—	25,815
Issuance of Common Stock under EPSRS Plan	5,000	—	—	104	1	4,999
Purchase and retirement of Common Stock	(80,786)	(74,318)	—	(1,843)	(18)	(6,450)
Cash dividends on Common Stock	(120,390)	(120,390)	—	—	—	—
Deferred hedging gain, net of tax	1,415	—	1,415	—	—	—
Unrealized gain on marketable securities, net of tax	2,041	—	2,041	—	—	—
Foreign currency translation adjustments, net of tax	24,903	—	24,903	—	—	—
Net unrealized loss on benefit plans, net of tax	(7,659)	—	(7,659)	—	—	—
Net earnings	368,403	368,403	—	—	—	—

Balances, January 31, 2011	$2,177,475	$1,324,804	$(12,565)	126,969	$1,269	$863,967

	Years Ended January 31,
	2011	2010	2009
Comprehensive earnings are as follows:
Net earnings	$368,403	$264,823	$220,022
Deferred hedging gain (loss), net of tax expense (benefit) of $1,031, $3,388, and ($6,307)	1,415	6,377	(9,873)
Foreign currency translation adjustments, net of tax expense of $2,264, $716, and $1,015	24,903	42,750	(68,355)
Unrealized gain (loss) on marketable securities, net of tax expense (benefit) of $1,094, $2,302 and ($3,248)	2,041	4,241	(5,519)
Net unrealized loss on benefit plans, net of tax benefit of ($3,706), ($10,525) and ($19,907)	(7,659)	(15,200)	(32,240)

Comprehensive earnings	$389,103	$302,991	$104,035

See notes to consolidated financial statements.
TIFFANY & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$368,403	$264,823	$220,022
Loss from discontinued operations, net of tax	—	853	12,133

Net earnings from continuing operations	368,403	265,676	232,155
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
Restructuring charge	—	—	97,839
Depreciation and amortization	147,870	139,419	135,832
Amortization of gain on sale-leasebacks	(10,203)	(9,802)	(9,793)
Excess tax benefits from share-based payment arrangements	(9,124)	(1,349)	(10,196)
Provision for inventories	25,608	31,599	20,996
Deferred income taxes	(60,332)	(14,839)	14,626
Provision for pension/postretirement benefits	26,993	24,088	23,179
Share-based compensation expense	25,436	23,538	22,406
Impairment charges	—	—	21,164
Changes in assets and liabilities:
Accounts receivable	(22,563)	13,897	31,412
Inventories	(187,773)	163,955	(257,619)
Prepaid expenses and other current assets	(7,408)	60,323	(19,283)
Other assets, net	4,603	(13,557)	(94)
Accounts payable and accrued liabilities	21,439	4,369	4,719
Income taxes payable	501	29,066	(161,932)
Merchandise and other customer credits	(999)	(1,713)	476
Other long-term liabilities	(23,526)	(27,471)	(3,617)

Net cash provided by operating activities	298,925	687,199	142,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(61,556)	(14,187)	(1,543)
Proceeds from sales of marketable securities and short-term investments	1,946	754	—
Proceeds from sale of assets, net	—	3,650	—
Capital expenditures	(127,002)	(75,403)	(154,409)
Notes receivable funded	—	—	(5,000)
Acquisitions, net of cash acquired	—	—	(1,900)
Other	—	4,293	1,162

Net cash used in investing activities	(186,612)	(80,893)	(161,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) credit facility borrowings, net	9,170	(126,811)	103,976
Repayment of long-term debt	(218,845)	(40,000)	(73,483)
Proceeds from issuance of long-term debt	118,430	300,000	100,000
Repayments of short-term borrowings	—	(93,000)	(25,473)
Proceeds from short-term borrowings	—	—	116,001
Repurchase of Common Stock	(80,786)	(467)	(218,379)
Proceeds from exercise of stock options	65,683	71,485	30,357
Excess tax benefits from share-based payment arrangements	9,124	1,349	10,196
Cash dividends on Common Stock	(120,390)	(84,579)	(82,258)
Purchase of non-controlling interests	(7,000)	(11,000)	—
Financing fees	(185)	(6,439)	(645)

Net cash (used in) provided by financing activities	(224,799)	10,538	(39,708)

Effect of exchange rate changes on cash and cash equivalents	8,375	14,300	(18,035)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	(5,887)	(9,046)

Net cash used in discontinued operations	—	(5,887)	(9,046)

Net (decrease) increase in cash and cash equivalents	(104,111)	625,257	(86,209)
Cash and cash equivalents at beginning of year	785,702	160,445	246,654

Cash and cash equivalents at end of year	$681,591	$785,702	$160,445

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
TIFFANY & CO.

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
Use of Estimates
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America; these principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes to the consolidated financial statements. The most significant assumptions are employed in estimates used in determining inventory, long-lived assets, goodwill, tax assets and tax liabilities and pension and postretirement benefits (including the actuarial assumptions). Actual results could differ from these estimates and the differences could be material. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements relative to current conditions and records the effect of any necessary adjustments.
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
Short-term Investments
Short-term investments are classified as available-for-sale and are carried at fair value. At January 31, 2011, the Company’s available-for-sale investments consist entirely of time deposits. At the time of purchase, management determines the appropriate classification of these investments and re-evaluates such designation as of each balance sheet date.
Receivables and Finance Charges
The Company maintains an allowance for doubtful accounts for estimated losses associated with the accounts receivable recorded on the balance sheet. The allowance is determined based on a combination of factors including, but not limited to, the length of time that the receivables are past due, the Company’s knowledge of the customer, economic and market conditions and historical write-off experiences.
For the receivables associated with Tiffany & Co. credit cards (“Credit Card Receivables”), the Company uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants’ credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. The Company classifies a Credit Card account as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all accounts receivable recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At January 31, 2011, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net in the Company’s consolidated
TIFFANY & CO.

balance sheet) was $56,926,000, of which 97% was considered current. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $2,000,000 at January 31, 2011) was determined based on the factors discussed above. Finance charges on Credit Card accounts are not significant.
The Company may, from time to time, extend loans to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output. Management evaluates these and any other loans that may arise for potential impairment by reviewing the parties’ financial statements and projections and other economic factors on a periodic basis (see “Note L. Commitments and Contingencies”).
Inventories
Inventories are valued at the lower of cost or market using the average cost method.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Building Improvements	10 years
Machinery and Equipment	5-15 years
Office Equipment	3-10 years
Furniture and Fixtures	2-10 years
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
The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company’s capitalized interest costs were not significant in 2010, 2009 or 2008.
Intangible Assets
Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives which range from six to 15 years. Intangible assets are reviewed for impairment in accordance with the Company’s policy for impairment of long-lived assets (see “Impairment of Long-Lived Assets” below). Intangible assets amounted to $8,566,000 and $9,582,000, net of accumulated amortization of $7,237,000 and $6,221,000 at January 31, 2011 and 2010, and consist primarily of product rights and trademarks. Amortization of intangible assets for the years ended January 31, 2011, 2010 and 2009 was $1,016,000, $976,000 and $846,000. Amortization expense in each of the next four years is estimated to be $1,016,000, and in the fifth year is expected to be $891,000.
TIFFANY & CO.

Goodwill
Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill is evaluated for impairment annually in the fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. This evaluation, based on discounted cash flows, requires management to estimate future cash flows, growth rates and economic and market conditions. If the evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. At January 31, 2011 and 2010, goodwill was included in other assets, net and consisted of the following by segment:

		Asia-
(in thousands)	Americas	Pacific	Japan	Europe	Total
Balance, January 31, 2009	$12,464	$293	$1,156	$1,121	$15,034
Translation	49	7	27	7	90

Balance, January 31, 2010	12,513	300	1,183	1,128	15,124
Translation	(31)	(5)	(19)	(5)	(60)

Balance, January 31, 2011	$12,482	$295	$1,164	$1,123	$15,064

Impairment of Long-Lived Assets
The Company reviews its long-lived assets (such as property, plant and equipment) other than goodwill for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with the estimated future undiscounted cash flows. If the comparisons indicate that the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company recorded no material impairment charges in 2010, 2009 or 2008.
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
Marketable Securities
The Company’s marketable securities, recorded within other assets, net on the consolidated balance sheet, are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses are recorded in other income, net. The marketable securities are held for an indefinite period of time, but may be sold in the future as changes in market conditions or economic factors occur. The fair value of the marketable securities is determined based on prevailing market prices. The Company recorded $1,860,000 and $742,000 of gross unrealized gains and $1,635,000 and $3,651,000 of gross unrealized losses within accumulated other comprehensive income as of January 31, 2011 and 2010.
TIFFANY & CO.

The following table summarizes activity in other comprehensive income related to marketable securities:

	January 31,
(in thousands)	2011	2010
Change in fair value of investments, net of tax	$2,054	$4,314
Adjustment for net gains realized and included in net earnings, net of tax	(13)	(73)

Change in unrealized gain on marketable securities	$2,041	$4,241

The amount reclassified from other comprehensive income was determined on the basis of specific identification.
The Company’s marketable securities consist of investments in mutual funds and an investment in the common stock of Target Resources plc (“Target”), a publicly-traded company. When evaluating the marketable securities for other-than-temporary impairment, the Company reviews factors such as the length of time and the extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investments for a period of time which may be sufficient for anticipated recovery in market value. Based on the Company’s evaluations, it determined that any unrealized losses on its outstanding mutual funds were temporary in nature and, therefore, did not record any impairment charges as of January 31, 2011, 2010 or 2009. With regards to the Company’s investment in common stock of Target, the Company recognized a $1,311,000 other-than-temporary impairment charge in other income, net in the consolidated statement of earnings in 2008 (see “Note L. Commitments and Contingencies”).
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
TIFFANY & CO.

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
Advertising Costs
Advertising costs, which include media, production, catalogs, Internet, promotional events, visual merchandising costs (in-store and window displays) and other related costs, totaled $197,597,000, $159,891,000 and $204,250,000 in 2010, 2009 and 2008, representing 6.4%, 5.9% and 7.2% of net sales in those periods. Media and production costs for print and digital advertising are expensed as incurred, while catalog costs are expensed upon mailing.
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
Foreign Currency
The functional currency of most of the Company’s foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of other comprehensive earnings within stockholders’ equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded a net gain (loss) resulting from foreign currency transactions of $2,413,000, ($1,628,000), and ($3,383,000) in 2010, 2009 and 2008 within other income, net.
TIFFANY & CO.

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
The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Years Ended January 31,
(in thousands)	2011	2010	2009
Net earnings for basic and diluted EPS	$368,403	$264,823	$220,022

Weighted-average shares for basic EPS	126,600	124,345	124,734
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,806	1,038	1,676

Weighted-average shares for diluted EPS	128,406	125,383	126,410

For the years ended January 31, 2011, 2010 and 2009, there were 371,000, 4,844,000 and 3,513,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.
C. ACQUISITIONS AND DISPOSITIONS
In 2009, the Company acquired all non-controlling interests in two majority-owned entities that indirectly engage through majority-owned subsidiaries in diamond sourcing and polishing
TIFFANY & CO.

operations in South Africa and Botswana, respectively, for total consideration of $18,000,000, of which $11,000,000 was paid in 2009 and the remaining $7,000,000 was paid in 2010. This acquisition was accounted for as an equity transaction since the Company maintained control of the two entities prior to the acquisition. Therefore, the Company recorded a decrease to additional paid-in capital of $20,453,000 in 2009 related to this transaction. In addition, the Company paid $4,000,000 in 2009 to terminate a third-party management agreement. Management determined that this transaction was separate from the acquisition of the remaining non-controlling interests; accordingly, the termination fee was recorded within SG&A expenses.
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
Summarized statement of earnings data for IRIDESSE is as follows:

	Years Ended January 31,
(in thousands)	2010	2009
Net sales	$13,232	$11,138

Loss before income taxes	$(6,103)	$(19,683)
Benefit from income taxes	3,192	7,550

Net loss from discontinued operations	$(2,911)	$(12,133)

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
The Company sold Little Switzerland, Inc. in 2007. In 2009, the Company received additional proceeds of $3,650,000 and recorded a pre-tax gain within discontinued operations of $3,289,000 ($2,058,000 net of tax) in settlement of post-closing adjustments.
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
TIFFANY & CO.

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
Total cash expenditures related to the restructuring charges were expected to total $33,361,000. There were no significant changes to the liability, other than payments, during 2010 and 2009. There are no restructuring liabilities that remain to be paid as of January 31, 2011.
E. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:

	Years Ended January 31,
(in thousands)	2011	2010	2009
Interest, net of interest capitalization	$47,107	$35,392	$23,889

Income taxes	$237,829	$74,690	$296,864

Supplemental noncash investing and financing activities:

	Years Ended January 31,
(in thousands)	2011	2010	2009
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	$5,000	$—	$4,750

F. INVENTORIES

	January 31,
(in thousands)	2011	2010
Finished goods	$988,085	$904,523
Raw materials	534,879	450,966
Work-in-process	102,338	72,366

	$1,625,302	$1,427,855

TIFFANY & CO.

G. PROPERTY, PLANT AND EQUIPMENT

	January 31,
(in thousands)	2011	2010
Land	$42,383	$42,355
Buildings	104,487	104,535
Leasehold and building improvements	757,633	689,253
Office equipment	388,224	365,516
Furniture and fixtures	194,945	181,572
Machinery and equipment	110,367	108,516
Construction-in-progress	19,603	22,112

	1,617,642	1,513,859
Accumulated depreciation and amortization	(952,054)	(828,758)

	$665,588	$685,101

The provision for depreciation and amortization for the years ended January 31, 2011, 2010 and 2009 was $149,403,000, $137,705,000 and $137,331,000.
H. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	January 31,
(in thousands)	2011	2010
Accounts payable — trade	$91,313	$80,150
Accrued compensation and commissions	60,474	57,638
Accrued sales, withholding and other taxes	15,414	21,148
Other	91,410	72,977

	$258,611	$231,913

TIFFANY & CO.

I. DEBT

	January 31,
(in thousands)	2011	2010
Short-term borrowings:
Credit Facility	$14,888	$22,842
Other revolving credit facilities	24,003	4,800

	$38,891	$27,642

Long-term debt:
Senior Notes:
1998 7.05% Series B, due 2010	$—	$40,000
2002 6.56% Series D, due 2012	62,531	63,005
2008 9.05% Series A, due 2015	104,252	100,982
2009 10.00% Series A, due 2018	50,000	50,000
2009 10.00% Series A, due 2017	125,000	125,000
2009 10.00% Series B, due 2019	125,000	125,000
2010 1.72% Notes, due 2016	121,711	—
4.50% yen loan, due 2011	60,855	55,605
First Series Yen Bonds, due 2010	—	166,815

	649,349	726,407
Less current portion of long-term debt	60,855	206,815

	$588,494	$519,592

Credit Facility
In July 2009, the Company entered into a $400,000,000 multi-bank, multi-currency, committed unsecured revolving credit facility (“Credit Facility”) and can request to increase the commitments up to $500,000,000. The Credit Facility is available for working capital and other corporate purposes and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings. Borrowings may currently be made from nine participating banks and are at interest rates based upon local currency borrowing rates plus a margin based on the Company’s leverage ratio. There was $385,112,000 available to be borrowed under the Credit Facility at January 31, 2011. The weighted-average interest rate for the Credit Facility was 2.83% and 2.71% at January 31, 2011 and 2010. The Credit Facility will expire in July 2012.
Other Revolving Credit Facilities
The Company had various other revolving credit facilities totaling $46,000,000, of which $24,003,000 was outstanding at January 31, 2011. The weighted-average interest rate at January 31, 2011 was 3.21%. The Company had various other revolving credit facilities totaling $20,000,000, of which $4,800,000 was outstanding at January 31, 2010. The weighted-average interest rate at January 31, 2010 was 2.30%.
1998 7.05% Series B Senior Notes
In 1998, the Company, in private transactions with various institutional lenders, issued, at par, $40,000,000 principal amount 7.05% Series B Senior Notes due December 2010. The proceeds of the issuance were used by the Company for working capital purposes and to repay a portion of
TIFFANY & CO.

the then outstanding short-term indebtedness. The note purchase agreement was unsecured, required lump sum repayments upon maturity, maintenance of specific financial covenants and ratios and limited certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings. The Company repaid the amount outstanding in December 2010.
2002 6.56% Series D Senior Notes
In 2002, the Company, in a private transaction with various institutional lenders, issued, at par, $60,000,000 of 6.56% Series D Senior Notes due July 2012 with lump sum repayments upon maturity. The proceeds of the issuance were used by the Company for general corporate purposes, working capital and to repay previously issued Senior Notes. The note purchase agreement is unsecured, requires maintenance of specific financial covenants and ratios and limits certain changes to indebtedness and the general nature of the business, in addition to other requirements customary to such borrowings. In 2009, the Company entered into an interest rate swap agreement (see “Note J. Hedging Instruments”) to effectively convert this fixed rate obligation to a floating rate obligation.
2008 9.05% Series A Senior Notes
In 2008, the Company, in a private transaction with various institutional lenders, issued, at par, $100,000,000 principal amount 9.05% Series A Senior Notes due December 2015. The proceeds of the issuance were used to refinance existing indebtedness and for general corporate purposes. The note purchase agreement is unsecured, requires lump sum repayments upon maturity, and contains covenants that require maintenance of certain debt/equity and interest-coverage ratios, in addition to other requirements customary to such borrowings. The note purchase agreement contains provisions for an uncommitted shelf facility by which the Company may issue, through December 2011, up to an additional $50,000,000 of Senior Notes for up to a 12-year term at a fixed interest rate based on the U.S. Treasury rates available at the time of borrowing plus an applicable credit spread. In 2009, the Company entered into an interest rate swap agreement (see “Note J. Hedging Instruments”) to effectively convert this fixed rate obligation to a floating rate obligation.
2009 10.00% Series A Senior Notes
In 2009, the Company, in a private transaction with various institutional lenders, issued, at par, $50,000,000 of 10.00% Series A Senior Notes due April 2018. The proceeds from the issuance are available to refinance existing indebtedness and for general corporate purposes. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings. The note purchase agreement contains provisions for an uncommitted shelf facility by which the Company may issue, through April 2012, up to an additional $100,000,000 of Senior Notes for up to a 12-year term at a fixed interest rate based on the U.S. Treasury rates at the time of borrowing plus an applicable credit spread.
2009 10.00% Series A Senior Notes and 10.00% Series B Senior Notes
In 2009, the Company, in a private transaction, issued, at par, $125,000,000 of 10.00% Series A Senior Notes due February 2017 and $125,000,000 of 10.00% Series B Senior Notes due February 2019. The proceeds from these issuances are available to refinance existing indebtedness and for general corporate purposes. The agreement requires lump sum repayments upon maturity and
TIFFANY & CO.

includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.
2010 1.72% Senior Notes
In 2010, the Company, in a private transaction, issued, at par, ¥10,000,000,000 ($121,711,000 at January 31, 2011) of 1.72% Senior Notes due September 2016. The proceeds were used to repay a portion of debt that came due in September 2010. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.
1996 4.50% Yen Loan
The Company has a ¥5,000,000,000 ($60,855,000 at January 31, 2011), 15-year term loan due April 2011, bearing interest at a rate of 4.50%.
2003 First Series Yen Bonds
In 2003, the Company issued ¥15,000,000,000 of senior unsecured First Series Yen Bonds (“Bonds”) due in September 2010 with principal due upon maturity and a fixed coupon rate of 2.02% payable in semi-annual installments. The Bonds were sold in a private transaction to qualified institutional investors in Japan. The proceeds from the issuance were primarily used by the Company to finance the purchase of the land and building housing its store in Tokyo’s Ginza shopping district, which was subsequently sold in 2007 in a sale and partial leaseback transaction. The Company repaid the amount outstanding ($178,845,000 at payment date) in September 2010.
Debt Covenants
As of January 31, 2011, the Company was in compliance with all debt covenants. In the event of any default of payment or performance obligations extending beyond applicable cure periods under the provisions of any one of the Credit Facility, Senior Notes and other loan agreements, such agreements may be terminated or payment of the notes accelerated. Further, each of the Credit Facility, Senior Notes and certain other loan agreements contain cross default provisions permitting the termination of the loans, or acceleration of the notes, as the case may be, in the event that any of the Company’s other debt obligations are terminated or accelerated prior to the expressed maturity.
Long-Term Debt Maturities
Aggregate maturities of long-term debt as of January 31, 2011 are as follows:

Amount
Years Ending January 31,	(in thousands)
2012	$60,855
2013	62,531
2014	—
2015	—
2016	104,252
Thereafter	421,711

$649,349

TIFFANY & CO.

Letters of Credit
The Company had letters of credit and financial guarantees of $25,281,000 outstanding at January 31, 2011.
J. HEDGING INSTRUMENTS
Background Information
The Company uses derivative financial instruments, including interest rate swap agreements, forward contracts, put option contracts and net-zero-cost collar arrangements (combination of call and put option contracts) to mitigate its exposures to changes in interest rates, foreign currency and precious metal prices. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. If a derivative instrument meets certain hedge accounting criteria, the derivative instrument is designated as one of the following on the date the derivative is entered into:
•	Fair Value Hedge — A hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. For fair value hedge transactions, both the effective and ineffective portions of the changes in the fair value of the derivative and changes in the fair value of the item being hedged are recorded in current earnings.

•	Cash Flow Hedge — A hedge of the exposure to variability in the cash flows of a recognized asset, liability or a forecasted transaction. For cash flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive income (“OCI”) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative are recognized in current earnings.
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
Types of Derivative Instruments
Interest Rate Swap Agreements — The Company entered into interest rate swap agreements to effectively convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swap agreements serve as a hedge to changes in the fair value of
TIFFANY & CO.

these debt instruments. The Company is hedging its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The Company accounts for the interest rate swaps as fair value hedges. As of January 31, 2011, the notional amount of interest rate swap agreements outstanding was $160,000,000.
Foreign Exchange Forward and Put Option Contracts — The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The Company assesses hedge effectiveness based on the total changes in the put option contracts’ cash flows. These foreign exchange forward contracts and put option contracts are designated and accounted for as either cash flow hedges or economic hedges that are not designated as hedging instruments.
As of October 31, 2010, the Company de-designated all of its outstanding put option contracts (notional amount of $64,100,000 outstanding at January 31, 2011) and entered into offsetting call option contracts. These put and call option contracts are accounted for as undesignated hedges. Any gains or losses on these de-designated put option contracts are substantially offset by losses or gains on the call option contracts.
As of January 31, 2011, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $179,200,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $19,258,000. The term of all outstanding foreign exchange forward contracts as of January 31, 2011 ranged from less than one month to
16 months.
Precious Metal Collars & Forward Contracts — The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of January 31, 2011, there were approximately 2,700 ounces of platinum and no silver precious metal derivative instruments outstanding.
TIFFANY & CO.

Information on the location and amounts of derivative gains and losses in the Consolidated Statements of Earnings is as follows:

Years Ended January 31,
	2011		2010
	Pre-Tax	Pre-Tax	Pre-Tax	Pre-Tax
	Gain	Loss	Gain	Loss
	Recognized	Recognized	Recognized	Recognized
	in Earnings	in Earnings	in Earnings	in Earnings
	on	on	on	on
(in thousands)	Derivatives	Hedged Item	Derivatives	Hedged Item
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements[a]	$4,159	$(3,655)	$1,996	$(1,913)

	Years Ended January 31,
	2011		2010
		(Loss) Gain		(Loss) Gain
		Reclassified		Reclassified
	Pre-Tax	from	Pre-Tax	from
	(Loss) Gain	Accumulated	(Loss) Gain	Accumulated
	Recognized	OCI to	Recognized	OCI to
	in OCI	Earnings	in OCI	Earnings
	(Effective	(Effective	(Effective	(Effective
(in thousands)	Portion)	Portion)	Portion)	Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [c]	$(2,596)	$(885)	$(3,029)	$(1,675)
Put option contracts[c]	(2,236)	(2,711)	(754)	(3,840)
Precious metal collars[c]	824	(1,036)	2,996	(3,126)
Precious metal forward contracts[c]	3,550	1,728	1,937	28

	$(458)	$(2,904)	$1,150	$(8,613)

	Pre-Tax (Loss) Gain Recognized
	in Earnings on Derivatives
	Year Ended	Year Ended
(in thousands)	January 31, 2011	January 31, 2010
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts[b]	$(918)[d]	$(928)[d]
Call option contracts[c]	413	360
Put option contracts[c]	(454)	(436)

	$(959)	$(1,004)

[a]	The gain or loss recognized in earnings is included within Interest expense and financing costs on the Company’s Consolidated Statement of Earnings.

[b]	The gain or loss recognized in earnings is included within Other income, net on the Company’s Consolidated Statement of Earnings.
TIFFANY & CO.

[c]	The gain or loss recognized in earnings is included within Cost of Sales on the Company’s Consolidated Statement of Earnings.

[d]	Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.
Hedging activity affected accumulated other comprehensive loss, net of tax, as follows:

	Years Ended January 31,
(in thousands)	2011	2010
Balance at beginning of period	$(2,607)	$(8,984)
Losses transferred to earnings, net of tax	1,921	5,511
Change in fair value, net of tax	(506)	866

	$(1,192)	$(2,607)

There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended January 31, 2011 and 2010. The Company expects approximately $861,000 of net pre-tax derivative losses included in accumulated other comprehensive income at January 31, 2011 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.
For information regarding the location and amount of the derivative instruments in the Consolidated Balance Sheet, refer to “Note K. Fair Value of Financial Instruments.”
Concentration of Credit Risk
A number of major international financial institutions are counterparties to the Company’s derivative financial instruments. The Company enters into derivative financial instrument agreements only with counterparties meeting certain credit standards (a credit rating of A/A2 or better at the time of the agreement) and limits the amount of agreements or contracts it enters into with any one party. The Company may be exposed to credit losses in the event of non-performance by individual counterparties or the entire group of counterparties.
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
Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 inputs are considered to carry the most weight within the fair value hierarchy due to the low levels of judgment required in determining fair values.
Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data.
TIFFANY & CO.

Level 3 — Unobservable inputs reflecting the reporting entity’s own assumptions. Level 3 inputs are considered to carry the least weight within the fair value hierarchy due to substantial levels of judgment required in determining fair values.
The Company uses the market approach to measure fair value for its mutual funds, time deposits and derivative instruments. The Company’s interest rate swap agreements are primarily valued using the 3-month LIBOR rate. The Company’s put and call option contracts, as well as its foreign exchange forward contracts, are primarily valued using the appropriate foreign exchange spot rates. The Company’s precious metal collars and forward contracts are primarily valued using the relevant precious metal spot rate. For further information on the Company’s hedging instruments and program, see “Note J. Hedging Instruments.”
Financial assets and liabilities carried at fair value at January 31, 2011 are classified in the table below in one of the three categories described above:

					Total
	Carrying	Estimated Fair Value			Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Mutual funds[a]	$43,887	$43,887	$—	$—	$43,887
Time deposits[b]	59,280	59,280	—	—	59,280
Derivatives designated as hedging instruments:
Interest rate swap agreements[a]	6,155	—	6,155	—	6,155
Precious metal forward contracts[c]	753	—	753	—	753
Foreign exchange forward contracts[c]	374	—	374	—	374
Derivatives not designated as hedging instruments:
Put option contracts[c]	93	—	93	—	93
Foreign exchange forward contracts[c]	205	—	205	—	205

Total financial assets	$110,747	$103,167	$7,580	$—	$110,747

					Total
	Carrying	Estimated Fair Value			Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts[d]	$2,064	$—	$2,064	$—	$2,064
Derivatives not designated as hedging instruments:
Call option contracts[d]	92	—	92	—	92
Foreign exchange forward contracts[d]	141	—	141	—	141

Total financial liabilities	$2,297	$—	$2,297	$—	$2,297

TIFFANY & CO.

Financial assets and liabilities carried at fair value at January 31, 2010 are classified in the table below in one of the three categories described above:

					Total
	Carrying	Estimated Fair Value			Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Mutual funds[a]	$39,961	$39,961	$—	$—	$39,961
Derivatives designated as hedging instruments:
Interest rate swap agreements[a]	1,996	—	1,996	—	1,996
Put option contracts[c]	934	—	934	—	934
Precious metal forward contracts[c]	1,720	—	1,720	—	1,720
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts[c]	161	—	161	—	161
Put option contracts[c]	151	—	151	—	151

Total financial assets	$44,923	$39,961	$4,962	$—	$44,923

					Total
	Carrying	Estimated Fair Value			Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts[d]	$646	$—	$646	$—	$646
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts[d]	296	—	296	—	296
Call option contracts[d]	151	—	151	—	151

Total financial liabilities	$1,093	$—	$1,093	$—	$1,093

[a]	Included within Other assets, net on the Company’s Consolidated Balance Sheet.

[b]	Included within Short-term investments on the Company’s Consolidated Balance Sheet.

[c]	Included within Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet.

[d]	Included within Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheet.
The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of debt with variable interest rates approximates carrying value. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities. The total carrying value of short-term borrowings and long-term debt was $688,240,000 and $754,049,000 and the corresponding fair value was approximately $750,000,000 and $800,000,000 at January 31, 2011 and 2010.
TIFFANY & CO.

L. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases certain office, distribution, retail and manufacturing facilities, land and equipment. Retail store leases may require the payment of minimum rentals and contingent rent based on a percentage of sales exceeding a stipulated amount. The lease agreements, which expire at various dates through 2051, are subject, in many cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices.
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
The Company entered into sale-leaseback arrangements for its Retail Service Center, a distribution and administrative office facility, in 2005 and for the TIFFANY & CO. stores in Tokyo’s Ginza shopping district and on London’s Old Bond Street in 2007. These sale-leaseback arrangements resulted in total deferred gains of $144,505,000 which will be amortized in SG&A expenses over periods that range from 15 to 20 years. As of January 31, 2011, $124,980,000 of these deferred gains remained to be amortized.
In April 2010, Tiffany committed to a plan to consolidate and relocate its New York headquarters staff to a single location in New York City from three separate locations currently leased in midtown Manhattan. The move is expected to occur in mid-2011 and generate occupancy savings over the term of the 15-year lease. Tiffany intends to sublease its existing properties through the end of their lease terms which run through 2015, but expects to recover only a portion of its rent obligations due to current market conditions. Accordingly, Tiffany anticipates recording expenses of approximately $40,000,000 primarily within SG&A in the consolidated statement of earnings in the fiscal year ending January 31, 2012; this expense is primarily related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income as well as the acceleration of the useful lives of certain property and equipment and incremental rent during the transition period. Additionally, Tiffany incurred expenses of $17,635,000 (primarily in SG&A) during the year ended January 31, 2011 primarily related to the acceleration of the useful lives of certain property and equipment and incremental rent during the transition period. Changes in market conditions may affect the total expenses ultimately recorded.
Rent expense for the Company’s operating leases consisted of the following:

	Years Ended January 31,
(in thousands)	2011	2010	2009
Minimum rent for retail locations	$100,214	$88,958	$74,902
Contingent rent based on sales	52,935	40,498	39,002
Office, distribution and manufacturing facilities and equipment	37,020	28,407	31,391

	$190,169	$157,863	$145,295

TIFFANY & CO.

Aggregate annual minimum rental payments under non-cancelable operating leases are as follows:

Annual Minimum Rental Payments
Years Ending January 31,	(in thousands)
2012	$151,742
2013	141,701
2014	125,812
2015	111,940
2016	101,721
Thereafter	640,150
Diamond Sourcing Activities
The Company will, from time to time, secure supplies of diamonds by agreeing to purchase a defined portion of a mine’s output. Under such arrangements, management anticipates that it will purchase approximately $90,000,000 of rough diamonds in 2011. Purchases beyond 2011 that are contingent upon mine production cannot be reasonably estimated. The Company will also purchase rough diamonds from other suppliers, although there are no contractual obligations to do so.
The Company invested $12,533,000 in Target Resources plc (“Target”), a mining and exploration company operating in Sierra Leone, consisting primarily of common stock, notes receivable and prepaid inventory. In addition, the Company entered into an agreement with Target to purchase, market and sell all diamonds extracted, produced or otherwise recovered from mining operations controlled by Target or its affiliates. As of January 31, 2009, all commitments associated with these investments were fully funded and no further amounts remained available to Target. Target had been experiencing operational and financial difficulties in meeting its forecasts, and the global economic conditions, specifically in the fourth quarter of 2008, caused rough diamond prices to decline sharply which also negatively affected Target’s financial results. As a result of those events, management believed there was uncertainty in Target’s ability to meet its future financial projections and, therefore, determined that the recoverability of the Company’s investments was not probable. During the fourth quarter of 2008, the Company recorded impairment charges of $11,062,000 within SG&A expenses and $1,311,000 in other income, net in the consolidated statement of earnings.
The Company was party to a CDN$35,000,000 ($35,423,000 at January 31, 2008) credit facility and a CDN$8,000,000 ($8,097,000 at January 31, 2008) working capital loan commitment (collectively the “Commitment”) to Tahera Diamond Corporation (“Tahera”), a Canadian diamond mining and exploration company, that was impaired in 2007 for the full amount of the Commitment including accrued interest. Indebtedness under the Commitment was secured by certain assets of the mine developed and constructed by Tahera in Nunavut, Canada. During 2008, the Commitment and the liens were assigned for a nominal value to an unrelated third party in exchange for the right to participate in future profits, if any, derived from the exploitation of the assets. In 2009, the Company received $4,442,000 from such third party in full settlement under the terms of the assignment agreement.
Contractual Cash Obligations and Contingent Funding Commitments
At January 31, 2011, the Company’s contractual cash obligations and contingent funding commitments were inventory purchases of $305,442,000 (which includes the $90,000,000
TIFFANY & CO.

obligation discussed in Diamond Sourcing Activities above) and other contractual obligations (primarily royalty commitments, construction-in-progress and packaging supplies) of $36,815,000.
Other
The Company operates boutiques in Japanese department stores. The Company has agreements with various department stores in Japan, including four major department store groups: Isetan Mitsukoshi; J. Front Retailing Co. (Daimaru and Matsuzakaya department stores); Takashimaya; and Millennium Retailing Co. (Sogo and Seibu department stores). Sales within Japanese department store boutiques represented 14%, 15% and 15% of net sales for the years ended January 31, 2011, 2010 and 2009. Sales transacted at these retail locations are recognized at the “point of sale.” The department store operator (i) provides and maintains boutique facilities; (ii) assumes retail credit and certain other risks; (iii) acts for the Company in the sale of merchandise; and (iv) in certain limited circumstances, provides retail staff and bears the risk of inventory loss. The Company (i) owns and manages the merchandise; (ii) establishes retail prices; and (iii) has merchandising, marketing and display responsibilities. The Company pays the department stores a percentage fee based on sales generated in these locations. Fees paid to Japanese department stores for services and use of facilities totaled $68,540,000, $68,175,000 and $72,012,000 in 2010, 2009 and 2008 and are included in SG&A expenses.
Litigation
The Company is, from time to time, involved in routine litigation incidental to the conduct of its business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of patents and other intellectual property rights by the Company, litigation instituted by persons alleged to have been injured upon premises under the Company’s control and litigation with present and former employees and customers. Management believes that such pending litigation will not have a significant effect on the Company’s financial position, earnings or cash flows.
M. RELATED PARTIES
The Company’s Chairman of the Board and Chief Executive Officer is a member of the Board of Directors of The Bank of New York Mellon, which serves as the Company’s lead bank for its Credit Facility, provides other general banking services and serves as the trustee and an investment manager for the Company’s pension plan. BNY Mellon Shareowner Services serves as the Company’s transfer agent and registrar. Fees paid to the bank for services rendered, interest on debt and premiums on derivative contracts amounted to $1,067,000, $2,090,000 and $1,666,000 in 2010, 2009 and 2008.
TIFFANY & CO.

N. STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss

	January 31,
(in thousands)	2011	2010
Accumulated other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	$41,415	$16,512
Deferred hedging loss	(1,192)	(2,607)
Unrealized gain (loss) on marketable securities	142	(1,899)
Net unrealized loss on benefit plans	(52,930)	(45,271)

	$(12,565)	$(33,265)

Stock Repurchase Program
In January 2008, the Company’s Board of Directors amended the existing share repurchase program to extend the expiration date of the program to January 2011 and to authorize the repurchase of up to an additional $500,000,000 of the Company’s Common Stock. In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The 2011 Program expires on January 31, 2013. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions.
The Company’s share repurchase activity was as follows:

	Years Ended January 31,
(in thousands, except per share amounts)	2011	2010	2009
Cost of repurchases	$80,786	$467	$218,379
Shares repurchased and retired	1,843	11	5,375
Average cost per share	$43.83	$41.72	$40.63
The Company suspended share repurchases during the third quarter of 2008 in order to conserve cash. In January 2010, the Company resumed repurchasing its shares of Common Stock on the open market. At January 31, 2011, there remained $392,019,000 of authorization for future repurchases under the 2011 Program.
Cash Dividends
The Company’s Board of Directors declared quarterly dividends on the Company’s Common Stock which, on an annual basis, totaled $0.95, $0.68 and $0.66 per common share in 2010, 2009 and 2008.
On February 17, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.25 per common share. This dividend will be paid on April 11, 2011 to stockholders of record on March 21, 2011.
TIFFANY & CO.

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
The Company has granted time-vesting restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and stock options under the Employee Incentive Plan. Stock options vest in increments of 25% per year over four years. RSUs and PSUs issued to the executive officers vest at the end of a three-year period. RSUs and PSUs issued to other management employees vest in increments of 25% per year over a four-year period. Vesting of all PSUs is contingent on the Company’s performance against pre-set objectives established by the Compensation Committee of the Company’s Board of Directors. The PSUs and RSUs require no payment from the employee. PSU and RSU payouts will be in shares of Company stock at vesting. Compensation expense is recognized using the fair market value at the date of grant and recorded ratably over the vesting period. However, PSU compensation expense may be adjusted over the vesting period if interim performance objectives are not met. Award holders are not entitled to receive dividends on unvested stock options, PSUs or RSUs.
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
TIFFANY & CO.

	Years Ended January 31,
	2011	2010	2009
Dividend yield	1.2%	1.0%	0.7%
Expected volatility	37.9%	38.4%	38.3%
Risk-free interest rate	2.8%	3.1%	2.6%
Expected term in years	7	6	7
A summary of the option activity for the Company’s stock option plans is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term in	Value
	Shares	Price	Years	(in thousands)
Outstanding at January 31, 2010	6,199,436	$34.09	5.01	$41,933
Granted	316,880	56.48
Exercised	(1,988,621)	33.03
Forfeited/cancelled	(13,725)	36.21

Outstanding at January 31, 2011	4,513,970	$36.12	5.29	$99,360

Exercisable at January 31, 2011	3,515,970	$34.91	4.31	$81,658

The weighted-average grant-date fair value of options granted for the years ended January 31, 2011, 2010 and 2009 was $21.37, $16.06 and $10.18. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended January 31, 2011, 2010 and 2009 was $38,315,000, $15,894,000 and $31,451,000.
A summary of the activity for the Company’s RSUs is presented below:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Non-vested at January 31, 2010	1,005,071	$27.00
Granted	403,908	46.22
Vested	(389,258)	30.62
Forfeited	(72,018)	32.70

Non-vested at January 31, 2011	947,703	$33.27

A summary of the activity for the Company’s PSUs is presented below:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Non-vested at January 31, 2010	1,208,509	$34.97
Granted	216,800	55.05
Vested	(3,695)	36.23
Forfeited/cancelled	(303,244)	40.15

Non-vested at January 31, 2011	1,118,370	$37.46

TIFFANY & CO.

The weighted-average grant-date fair value of RSUs granted for the years ended January 31, 2010 and 2009 was $21.05 and $30.16. The weighted-average grant-date fair value of PSUs granted for the years ended January 31, 2010 and 2009 was $41.38 and $21.00.
As of January 31, 2011, there was $57,380,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Employee Incentive Plan and Directors Option Plan. The expense is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of RSUs vested during the years ended January 31, 2011, 2010 and 2009 was $20,524,000, $15,288,000 and $11,046,000. The total fair value of PSUs vested during the years ended January 31, 2011, 2010 and 2009 was $174,000, $2,572,000 and $15,215,000.
Total compensation cost for stock-based compensation awards recognized in income and the related income tax benefit was $25,436,000 and $9,181,000 for the year ended January 31, 2011, $23,538,000 and $8,425,000 for the year ended January 31, 2010 and $22,406,000 and $8,032,000 for the year ended January 31, 2009. Total compensation cost capitalized in inventory was not significant.
P. EMPLOYEE BENEFIT PLANS
Pensions and Other Postretirement Benefits
The Company maintains the following pension plans: a noncontributory defined benefit pension plan qualified in accordance with the Internal Revenue Service Code (“Qualified Plan”) covering substantially all U.S. employees hired before January 1, 2006, a non-qualified unfunded retirement income plan (“Excess Plan”) covering certain employees affected by Internal Revenue Service Code compensation limits, a non-qualified unfunded Supplemental Retirement Income Plan (“SRIP”) that covers executive officers of the Company and a non-contributory defined benefit pension plan (“Japan Plan”) covering substantially all employees of Tiffany and Company Japan Inc.
Qualified Plan benefits are based on (i) average compensation in the highest paid five years of the last 10 years of employment (“average final compensation”) and (ii) the number of years of service. Participants with at least 10 years of service who retire after attaining age 55 may receive reduced retirement benefits. In November 2008, the Qualified Plan was amended to provide for a voluntary enhanced retirement incentive program for those eligible employees who chose to retire on February 1, 2009 (see “Note D. Restructuring Charges”). The Company funds the Qualified Plan’s trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. The Company made a $40,000,000 cash contribution to the Qualified Plan in 2010 and plans to contribute approximately $25,000,000 in 2011. However, this expectation is subject to change based on asset performance being significantly different than the assumed long-term rate of return on pension assets.
The Qualified Plan excludes all employees hired on or after January 1, 2006. Instead, employees hired on or after January 1, 2006 will be eligible to receive a defined contribution retirement benefit under the Employee Profit Sharing and Retirement Savings (“EPSRS”) Plan (see “Employee Profit Sharing and Retirement Savings Plan” below). Employees hired before January 1, 2006 will continue to be eligible for and accrue benefits under the Qualified Plan.
TIFFANY & CO.

The Excess Plan uses the same retirement benefit formula set forth in the Qualified Plan, but includes earnings that are excluded under the Qualified Plan due to Internal Revenue Service Code qualified pension plan limitations. Benefits payable under the Qualified Plan offset benefits payable under the Excess Plan. Employees vested under the Qualified Plan are vested under the Excess Plan; however, benefits under the Excess Plan are subject to forfeiture if employment is terminated for cause and, for those who leave the Company prior to age 65, if they fail to execute and adhere to non-competition and confidentiality covenants. The Excess Plan allows participants with at least 10 years of service who retire after attaining age 55 to receive reduced retirement benefits. In November 2008, the Excess Plan was amended to provide for a voluntary enhanced retirement incentive program for those eligible employees who chose to retire on February 1, 2009 (see “Note D. Restructuring Charges”).
The SRIP supplements the Qualified Plan, Excess Plan and Social Security by providing additional payments upon a participant’s retirement. SRIP benefits are determined by a percentage of average final compensation; such percentage increases as specified service plateaus are achieved. Benefits payable under the Qualified Plan, Excess Plan and Social Security offset benefits payable under the SRIP. Under the SRIP, benefits vest when a participant both (i) attains age 55 while employed by the Company and (ii) has provided at least 10 years of service. Early vesting can occur on a change in control. In January 2009, the SRIP was amended to limit the circumstances in which early vesting can occur due to a change in control. Benefits under the SRIP are forfeit if benefits under the Excess Plan are forfeit.
Japan Plan benefits are based on monthly compensation and the number of years of service. Benefits are payable in a lump sum upon retirement, termination, resignation or death if the participant has completed at least three years of service.
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
Effective with the first quarter of 2008, the Company changed the measurement date for its U.S. employee benefit plans from December 31 to January 31 in accordance with the measurement date provisions of U.S. GAAP. The Company has elected to use a “13-month” approach to proportionally allocate the transition adjustment required. The Company recorded a reduction of $1,114,000 to retained earnings and an increase to accumulated other comprehensive income of $41,000 in the fourth quarter of 2008.
TIFFANY & CO.

Obligations and Funded Status
The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the plans as of the measurement date:

	January 31,
			Other Postretirement
	Pension Benefits		Benefits
(in thousands)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$382,264	$327,837	$42,331	$36,829
Service cost	12,741	11,444	1,711	1,259
Interest cost	23,860	22,810	2,943	2,641
Participants’ contributions	—	—	1,786	1,812
MMA retiree drug subsidy	—	—	116	159
Actuarial loss	30,788	39,290	3,988	3,021
Benefits paid	(18,148)	(19,113)	(3,424)	(3,390)
Translation	1,211	(4)	—	—

Benefit obligation at end of year	432,716	382,264	49,451	42,331

Change in plan assets:
Fair value of plan assets at beginning of year	201,564	160,314	—	—
Actual return on plan assets	37,921	30,505	—	—
Employer contribution	41,471	29,858	1,522	1,419
Participants’ contributions	—	—	1,786	1,812
MMA retiree drug subsidy	—	—	116	159
Benefits paid	(18,148)	(19,113)	(3,424)	(3,390)

Fair value of plan assets at end of year	262,808	201,564	—	—

Funded status at end of year	$(169,908)	$(180,700)	$(49,451)	$(42,331)

The following tables provide additional information regarding the Company’s pension plans’ projected benefit obligations and assets (included in pension benefits in the table above) and accumulated benefit obligation:

	January 31, 2011
(in thousands)	Qualified	Excess/SRIP	Japan	Total
Projected benefit obligation	$348,724	$69,560	$14,432	$432,716
Fair value of plan assets	262,808	—	—	262,808

Funded status	$(85,916)	$(69,560)	$(14,432)	$(169,908)

Accumulated benefit obligation	$312,966	$40,215	$11,756	$364,937

TIFFANY & CO.

	January 31, 2010
(in thousands)	Qualified	Excess/SRIP	Japan	Total
Projected benefit obligation	$316,080	$54,012	$12,172	$382,264
Fair value of plan assets	201,564	—	—	201,564

Funded status	$(114,516)	$(54,012)	$(12,172)	$(180,700)

Accumulated benefit obligation	$282,579	$30,905	$8,859	$322,343

At January 31, 2011, the Company had a current liability of $1,924,000 and a non-current liability of $217,435,000 for pension and other postretirement benefits. At January 31, 2010, the Company had a current liability of $3,755,000 and a non-current liability of $219,276,000 for pension and other postretirement benefits.
Amounts recognized in accumulated other comprehensive loss consist of:

	January 31,
			Other Postretirement
	Pension Benefits		Benefits
(in thousands)	2011	2010	2011	2010
Net actuarial loss (gain)	$86,934	$79,137	$3,360	$(627)
Prior service cost (credit)	3,712	4,790	(6,375)	(7,034)
Deferred income tax (benefit) expense	(35,484)	(33,385)	783	2,390

	$55,162	$50,542	$(2,232)	$(5,271)

The estimated pre-tax amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost within the next 12 months is as follows:

		Other Postretirement
(in thousands)	Pension Benefits	Benefits
Net actuarial loss	$5,291	$12
Prior service cost (credit)	1,065	(659)

	$6,356	$(647)

TIFFANY & CO.

Net Periodic Benefit Cost
Net periodic pension and other postretirement benefit expense included the following components:

	Years Ended January 31,
				Other Postretirement
	Pension Benefits			Benefits
(in thousands)	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Cost:
Service cost	$12,741	$11,444	$16,712	$1,711	$1,259	$1,663
Interest cost	23,860	22,810	17,516	2,943	2,641	1,811
Expected return on plan assets	(17,568)	(14,591)	(15,660)	—	—	—
Amortization of prior service cost	1,078	1,077	1,282	(659)	(659)	(790)
Amortization of net loss (gain)	2,886	(84)	645	1	—	—
Settlement loss	—	191	—	—	—	—
Curtailment loss (gain)	—	—	638	—	—	(1,511)
Special termination benefits	—	—	56,811	—	—	6,992

Net expense	$22,997	$20,847	$77,944	$3,996	$3,241	$8,165

During the fourth quarter of 2008, the Company recorded a net curtailment gain of $873,000 and special termination benefits of $63,803,000 on its pension and postretirement plans resulting from the overall reduction in the Company’s staffing levels (see “Note D. Restructuring Charges”).
Other Amounts Recognized in Other Comprehensive Earnings
Changes in plan assets and benefit obligations recognized in other comprehensive earnings are as follows:

	Year Ended January 31, 2011
		Other
		Postretirement
(in thousands)	Pension Benefits	Benefits
Net expense	$22,997	$3,996

Net actuarial loss	$10,583	$3,988
Recognized actuarial loss	(2,886)	(1)
Recognized prior service (cost) credit	(1,078)	659
Translation	100	—

Total recognized in other comprehensive earnings	$6,719	$4,646

Total recognized in net periodic benefit cost and other comprehensive earnings	$29,716	$8,642

TIFFANY & CO.

	Year Ended January 31, 2010
		Other
		Postretirement
(in thousands)	Pension Benefits	Benefits
Net expense	$20,847	$3,241

Net actuarial loss	$23,044	$3,019
Recognized actuarial gain	84	—
Recognized prior service (cost) credit	(1,077)	659
Translation	(4)	—

Total recognized in other comprehensive earnings	$22,047	$3,678

Total recognized in net periodic benefit cost and other comprehensive earnings	$42,894	$6,919

Assumptions
Weighted-average assumptions used to determine benefit obligations:

	January 31,
	2011	2010
Discount rate:
Qualified Plan	6.00%	6.50%
Excess Plan/SRIP	6.00%	6.75%
Japan Plan	1.75%	3.00%
Other Postretirement Benefits	6.25%	6.75%
Rate of increase in compensation:
Qualified Plan	3.50%	3.75%
Excess Plan	5.00%	5.25%
SRIP	8.00%	8.25%
Japan Plan	1.25%	2.50%
Weighted-average assumptions used to determine net periodic benefit cost:

	Years Ended January 31,
	2011	2010	2009
Discount rate:
Qualified Plan	6.50%	7.25%	6.50%
Excess Plan/SRIP	6.75%	7.50%	6.50%
Japan Plan	3.00%	2.75%	2.75%
Other Postretirement Benefits	6.75%	7.25%	6.50%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation:
Qualified Plan	3.75%	4.00%	4.00%
Excess Plan	5.25%	5.50%	5.50%
SRIP	8.25%	8.50%	8.50%
Japan Plan	2.50%	2.25%	2.25%
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
For postretirement benefit measurement purposes, 9.00% (for pre-age 65 retirees) and 7.50% (for post-age 65 retirees) annual rates of increase in the per capita cost of covered health care were assumed for 2011. The rates were assumed to decrease gradually to 5.00% by 2019 and remain at that level thereafter.
Assumed health-care cost trend rates affect amounts reported for the Company’s postretirement health-care benefits plan. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the Company’s accumulated postretirement benefit obligation or the aggregate service and interest cost components of the 2010 postretirement expense.
Plan Assets
The Company’s investment objectives, related to Qualified Plan assets, are the preservation of principal and the achievement of a reasonable rate of return over time. The Qualified Plan’s assets are allocated based on an expectation that equity securities will outperform debt securities over the long term. The Company’s target asset allocations are as follows: 60% — 70% in equity securities; 20% — 30% in debt securities; and 5% — 15% in other securities. The Company attempts to mitigate investment risk by rebalancing asset allocation periodically.
The fair value of the Company’s Qualified Plan assets at January 31, 2011 and 2010 by asset category is as follows:

	Fair Value
	at	Fair Value Measurements
	January 31,	Using Inputs Considered as*
(in thousands)	2011	Level 1	Level 2	Level 3
Equity securities:
Common/collective trusts[a]	$194,708	$—	$194,708	$—
Fixed income securities:
Government bonds	24,045	18,334	5,711	—
Corporate bonds	22,996	—	22,996	—
Mortgage obligations	7,932	—	7,932	—
Other types of investments:
Limited partnerships	13,059	—	—	13,059
Multi-strategy hedge fund	68	—	—	68

	$262,808	$18,334	$231,347	$13,127

TIFFANY & CO.

	Fair Value
	at	Fair Value Measurements
	January 31,	Using Inputs Considered as*
(in thousands)	2010	Level 1	Level 2	Level 3
Equity securities:
Common/collective trusts[a]	$135,425	$—	$135,425	$—
Fixed income securities:
Government bonds	27,491	18,627	8,864	—
Corporate bonds	24,320	—	24,320	—
Mortgage obligations	2,045	—	2,045	—
Other types of investments:
Limited partnerships	11,692	—	—	11,692
Multi-strategy hedge fund	591	—	—	591

	$201,564	$18,627	$170,654	$12,283

*	See Note K — Fair Value of Financial Instruments for a description of the levels of inputs.

[a]	Common/collective trusts include investments in U.S. and international large, middle and small capitalization equities.

	Limited	Multi-strategy
(in thousands)	partnerships	hedge fund
Beginning balance at February 1, 2009	$15,774	$1,613
Unrealized (loss) gain, net	(4,716)	126
Realized loss, net	(85)	(379)
Purchases, sales and settlements, net	719	(769)

Ending balance at January 31, 2010	11,692	591
Unrealized gain (loss), net	1,234	(94)
Realized gain (loss), net	33	(197)
Purchases, sales and settlements, net	100	(232)

Ending balance at January 31, 2011	$13,059	$68

Valuation Techniques
Investments in common/collective trusts are stated at estimated fair value which represents the net asset value of shares held by the Qualified Plan as reported by the investment advisor. Investments in limited partnerships are valued at estimated fair value based on financial information received from the investment advisor and/or general partner. The net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of shares outstanding.
Securities traded on the national securities exchange (certain government bonds) are valued at the last reported sales price or closing price on the last business day of the fiscal year. Investments traded in the over-the-counter market and listed securities for which no sales were reported (certain government bonds, corporate bonds and mortgage obligations) are valued at the last reported bid price.
Investments in multi-strategy hedge funds are valued at fair value, generally at an amount equal to the net asset value of the investment in the underlying funds as determined by the underlying
TIFFANY & CO.

fund’s general partner or manager. If no such information is available, a value is determined by the investment manager.
Benefit Payments
The Company expects the following future benefit payments to be paid:

		Other Postretirement
	Pension Benefits	Benefits
Years Ending January 31,	(in thousands)	(in thousands)
2012	$18,647	$2,649
2013	18,711	2,657
2014	18,705	2,582
2015	19,110	2,589
2016	19,771	2,541
2017–2021	120,847	12,700
Employee Profit Sharing and Retirement Savings Plan
The Company maintains an EPSRS Plan that covers substantially all U.S.-based employees. Under the profit-sharing feature of the EPSRS Plan, the Company makes contributions, in the form of newly-issued Company Common Stock, to the employees’ accounts based on the achievement of certain targeted earnings objectives established by, or as otherwise determined by, the Company’s Board of Directors. The Company recorded expense of $4,500,000 and $5,000,000 in 2010 and 2009. The Company did not meet its targeted earnings objectives in 2008 and, therefore, did not record any expense. Under the retirement savings feature of the EPSRS Plan, employees who meet certain eligibility requirements may participate by contributing up to 15% of their annual compensation, and the Company may provide up to a 50% matching cash contribution up to 6% of each participant’s total compensation. The Company recorded expense of $6,016,000, $5,506,000 and $7,440,000 in 2010, 2009 and 2008. Contributions to both features of the EPSRS Plan are made in the following year.
Under the profit-sharing feature of the EPSRS Plan, the Company’s stock contribution is required to be maintained in such stock until the employee has two or more years of service, at which time the employee may diversify his or her Company stock account into other investment options provided under the plan. Under the retirement savings portion of the EPSRS Plan, the employees have the ability to elect to invest their contribution and the matching contribution in Company stock. At January 31, 2011, investments in Company stock represented 29% of total EPSRS Plan assets.
The EPSRS Plan provides a defined contribution retirement benefit (“DCRB”) to eligible employees hired on or after January 1, 2006 (see “Pensions and Other Postretirement Benefits” above). Under the DCRB, the Company makes contributions each year to each employee’s account at a rate based upon age and years of service. These contributions are deposited into individual accounts set up in each employee’s name to be invested in a manner similar to the retirement savings portion of the EPSRS Plan. The Company recorded expense of $1,866,000, $1,685,000 and $1,606,000 in 2010, 2009 and 2008.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for directors, executives and certain management employees, whereby eligible participants may defer a portion of their
TIFFANY & CO.

compensation for payment at specified future dates, upon retirement, death or termination of employment. The deferred compensation is adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. The amounts accrued under the plans were $21,232,000 and $18,611,000 at January 31, 2011 and 2010, and are reflected in other long-term liabilities. The Company does not promise or guarantee any rate of return on amounts deferred.
Q. INCOME TAXES
Earnings from continuing operations before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2011	2010	2009
United States	$352,126	$226,347	$228,303
Foreign	195,308	163,627	137,456

	$547,434	$389,974	$365,759

Components of the provision for income taxes were as follows:

	Years Ended January 31,
(in thousands)	2011	2010	2009
Current:
Federal	$149,815	$73,948	$58,432
State	36,580	25,927	15,650
Foreign	52,968	39,262	44,896

	239,363	139,137	118,978

Deferred:
Federal	(52,452)	(17,711)	10,679
State	(8,220)	(8,931)	5,978
Foreign	340	11,803	(2,031)

	(60,332)	(14,839)	14,626

	$179,031	$124,298	$133,604

Reconciliations of the provision for income taxes at the statutory Federal income tax rate to the Company’s effective income tax rate were as follows:

	Years Ended January 31,
	2011	2010	2009
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.8	2.4	3.7
Foreign losses with no tax benefit	0.6	1.3	2.5
Undistributed foreign earnings	(4.0)	(3.4)	(4.8)
Net change in uncertain tax positions	0.3	(1.7)	1.2
Domestic manufacturing deduction	(1.2)	(1.0)	(0.9)
Other	(0.8)	(0.7)	(0.2)

	32.7%	31.9%	36.5%

TIFFANY & CO.

The Company has the intent to indefinitely reinvest any undistributed earnings of primarily all foreign subsidiaries. As of January 31, 2011 and 2010, the Company has not provided deferred taxes on approximately $345,000,000 and $226,000,000 of undistributed earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. U.S. Federal income taxes of approximately $67,800,000 and $40,700,000 would be incurred if these earnings were distributed.
Deferred tax assets (liabilities) consisted of the following:

	January 31,
(in thousands)	2011	2010
Deferred tax assets:
Pension/postretirement benefits	$85,302	$76,778
Accrued expenses	29,120	23,365
Share-based compensation	25,093	27,934
Depreciation	27,775	20,354
Foreign and state net operating losses	23,438	28,863
Sale-leaseback	80,829	81,951
Inventory	3,824	—
Other	39,407	31,524

	314,788	290,769
Valuation allowance	(22,579)	(24,433)

	292,209	266,336

Deferred tax liabilities:
Inventory	—	(27,131)
Foreign tax credit	(45,704)	(50,233)
Other	(2,628)	—

	(48,332)	(77,364)

Net deferred tax asset	$243,877	$188,972

The Company has recorded a valuation allowance against certain deferred tax assets related to state and foreign net operating loss carryforwards where management has determined it is more likely than not that deferred tax assets will not be realized in the future. The overall valuation allowance relates to tax loss carryforwards and temporary differences for which no benefit is expected to be realized. Tax loss carryforwards of approximately $21,000,000 and $87,000,000 exist in certain state and foreign jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from January 2012 through January 2031.
The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income taxes in the accompanying consolidated statement of earnings. During the years ended January 31, 2011, 2010 and 2009, the Company recognized approximately $1,184,000, ($3,112,000) and $3,497,000 of expense/(income) associated with interest and penalties. Accrued interest and penalties are included within accounts payable and accrued liabilities and other long-term liabilities in the consolidated balance sheet, and were $4,189,000 and $3,305,000 at January 31, 2011 and 2010.
TIFFANY & CO.

The following table reconciles the unrecognized tax benefits:

	January 31,
(in thousands)	2011	2010	2009
Unrecognized tax benefits at beginning of year	$32,226	$48,016	$30,306
Gross increases — tax positions in prior period	2,367	5,256	10,161
Gross decreases — tax positions in prior period	(2,003)	(12,478)	(1,125)
Gross increases — current period tax positions	3,241	6,441	8,888
Settlements	(1,394)	(3,518)	(214)
Lapse of statute of limitations	(2,164)	(11,491)	—

Unrecognized tax benefits at end of year	$32,273	$32,226	$48,016

Included in the balance of unrecognized tax benefits at January 31, 2011, 2010 and 2009 are $11,605,000, $12,355,000 and $18,632,000 of tax benefits that, if recognized, would affect the effective income tax rate.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including New York state (tax years 2004—2007), New York City (tax years 2006—2008) and by the Internal Revenue Service (tax years 2007—2009). Tax years from 2004—present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company does not anticipate any material changes to the total gross amount of unrecognized income tax benefits over the next 12 months. Future developments may result in a change in this assessment.
R. SEGMENT INFORMATION
The Company’s products are primarily sold in TIFFANY & CO. retail locations around the world. Net sales by geographic area are presented by attributing revenues from external customers on the basis of the country in which the merchandise is sold.
In deciding how to allocate resources and assess performance, the Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of its reportable segments on the basis of net sales and earnings from continuing operations, after the elimination of inter-segment sales and transfers. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
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
TIFFANY & CO.

Certain information relating to the Company’s segments is set forth below:

	Years Ended January 31,
(in thousands)	2011	2010	2009
Net sales:
Americas	$1,574,571	$1,410,845	$1,586,636
Asia-Pacific	549,197	426,296	363,095
Japan	546,537	512,989	533,474
Europe	360,831	306,321	273,093

Total reportable segments	3,031,136	2,656,451	2,756,298
Other	54,154	53,253	92,561

	$3,085,290	$2,709,704	$2,848,859

Earnings (losses) from continuing operations: *
Americas	$340,331	$263,470	$317,964
Asia-Pacific	133,448	100,690	88,724
Japan	162,800	139,519	141,802
Europe	88,309	60,102	52,021

Total reportable segments	724,888	563,781	600,511
Other	3,358	(8,767)	4,938

	$728,246	$555,014	$605,449

*	Represents earnings (losses) from continuing operations before unallocated corporate expenses, other operating income, other operating expense, restructuring charges and interest expense, financing costs and other income, net.
The Company’s CODM does not evaluate the performance of the Company’s assets on a segment basis for internal management reporting and, therefore, such information is not presented.
The following table sets forth reconciliations of the segments’ earnings from continuing operations to the Company’s consolidated earnings from continuing operations before income taxes:

	Years Ended January 31,
(in thousands)	2011	2010	2009
Earnings from continuing operations for segments	$728,246	$555,014	$605,449
Unallocated corporate expenses	(115,830)	(114,964)	(101,889)
Restructuring charges	—	—	(97,839)
Other operating income	—	4,442	—
Other operating expense	(17,635)	(4,000)	(11,062)
Interest expense, financing costs and other income, net	(47,347)	(50,518)	(28,900)

Earnings from continuing operations before income taxes	$547,434	$389,974	$365,759

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.
TIFFANY & CO.

Restructuring charges for the year ended January 31, 2009 represent a $97,839,000 pre-tax charge associated with the Company’s staffing reduction initiatives (see “Note D. Restructuring Charges”).
Other operating income for the year ended January 31, 2010 represents $4,442,000 of income received in connection with the assignment of the Tahera commitments and liens to an unrelated third party (see “Note L. Commitments and Contingencies”).
Other operating expense for the year ended January 31, 2011 represents $17,635,000 of expense related to Tiffany’s plan to consolidate and relocate its New York headquarters staff to a single location (see “Note L. Commitments and Contingencies”). Other operating expense for the year ended January 31, 2010 represents $4,000,000 paid to terminate a third-party management agreement (see “Note C. Acquisitions and Dispositions”). Other operating expense for the year ended January 31, 2009 represents the $11,062,000 pre-tax impairment charge related to the Company’s investment in Target (see “Note L. Commitments and Contingencies”).
Sales to unaffiliated customers and long-lived assets by geographic areas were as follows:

	Years Ended January 31,
(in thousands)	2011	2010	2009
Net sales:
United States	$1,484,505	$1,338,216	$1,535,893
Japan	546,537	512,989	533,474
Other countries	1,054,248	858,499	779,492

	$3,085,290	$2,709,704	$2,848,859

Long-lived assets:
United States	$529,763	$560,450	$626,140
Japan	31,729	34,334	39,524
Other countries	135,486	121,558	106,587

	$696,978	$716,342	$772,251

Classes of Similar Products

	Years Ended January 31,
(in thousands)	2011	2010	2009
Net sales:
Statement, fine and solitaire jewelry	$481,780	$385,250	$420,663
Engagement jewelry and wedding bands	853,483	730,645	740,309
Silver and gold jewelry	982,759	912,057	851,080
Designer jewelry	489,618	427,139	477,296
All other	277,650	254,613	359,511

	$3,085,290	$2,709,704	$2,848,859

Certain reclassifications have been made to the prior years’ classes of similar products to conform to the current year presentation.
TIFFANY & CO.

S. QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010 Quarters Ended
(in thousands, except per share amounts)	April 30 [a,b]	July 31 [b]	October 31 [b]	January 31 [b]
Net sales	$633,586	$668,760	$681,729	$1,101,215
Gross profit	365,978	386,752	398,571	670,977
Earnings from continuing operations	105,417	113,606	97,578	278,180
Net earnings from continuing operations	64,425	67,675	55,079	181,224
Net earnings	64,425	67,675	55,079	181,224
Net earnings from continuing operations per share:
Basic	$0.51	$0.53	$0.44	$1.43

Diluted	$0.50	$0.53	$0.43	$1.41

Net earnings per share:
Basic	$0.51	$0.53	$0.44	$1.43

Diluted	$0.50	$0.53	$0.43	$1.41

[a]	Includes a net income tax benefit of $3,096,000 primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations, which benefited net earnings from continuing operations per diluted share and net earnings per diluted share by $0.02 in the quarter.

[b]	Includes pre-tax charges of $860,000, $3,945,000, $6,421,000 and $6,409,000, for the quarters ended April 30, July 31, October 31 and January 31, which reduced net earnings from continuing operations per diluted share and net earnings per diluted share by less than $0.01, $0.02, $0.03 and $0.03 in the respective quarters, associated with Tiffany’s plan to consolidate its New York headquarters staff within a single location (see “Note L. Commitments and Contingencies”).

	2009 Quarters Ended
(in thousands, except per share amounts)	April 30	July 31 [a]	October 31 [b]	January 31
Net sales	$517,615	$612,493	$598,212	$981,384
Gross profit	289,219	337,452	327,803	575,745
Earnings from continuing operations	59,514	89,554	66,817	224,607
Net earnings from continuing operations	27,443	56,717	43,309	138,207
Net earnings	24,341	56,776	43,339	140,367
Net earnings from continuing operations per share:
Basic	$0.22	$0.46	$0.35	$1.10

Diluted	$0.22	$0.46	$0.34	$1.09

Net earnings per share:
Basic	$0.20	$0.46	$0.35	$1.12

Diluted	$0.20	$0.46	$0.35	$1.10

[a]	Includes (i) $5,662,000 tax benefit associated with favorable reserve adjustments relating to the settlement of certain tax audits and (ii) $4,442,000 pre-tax income in connection with the assignment of the Tahera commitments and liens to an unrelated third party (see “Note L. Commitments and Contingencies”), which in total benefited net earnings from continuing operations and net earnings by $0.07 per diluted share in the quarter.

[b]	Includes (i) $5,558,000 tax benefit associated with favorable reserve adjustments relating to the expiration of statutory periods and (ii) $4,000,000 pre-tax expense related to the termination of a third-party management agreement (see “Note C. Acquisitions and Dispositions”), which in total benefited net earnings from continuing operations and net earnings by $0.01 per diluted share in the quarter.
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
TIFFANY & CO.

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
The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is shown on page K-43.
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
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2011 based on criteria in Internal Control – Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of January 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown on page K-43.

/s/ Michael J. Kowalski
Chairman of the Board and Chief Executive Officer

/s/ James N. Fernandez
Executive Vice President and Chief Financial Officer

Item 9B.	Other Information.
NONE
TIFFANY & CO.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the sections titled “Ownership by Directors, Director Nominees and Executive Officers,” “Compliance of Directors, Executive Officers and Greater-Than-Ten-Percent Stockholders with Section 16(a) Beneficial Ownership Reporting Requirements” and “DISCUSSION OF PROPOSALS PRESENTED BY THE BOARD. Item 1. Election of Directors” in Registrant’s Proxy Statement dated April 8, 2011.
CODE OF ETHICS AND OTHER CORPORATE GOVERNANCE DISCLOSURES
Registrant has adopted a Code of Business and Ethical Conduct for its Directors, Chief Executive Officer, Chief Financial Officer and all other officers of the Registrant. A copy of this Code is posted on the corporate governance section of the Registrant’s website, http://investor.tiffany.com/governance.cfm; go to “Code of Conduct.” The Registrant will also provide a copy of the Code of Business and Ethical Conduct to stockholders upon request.
See Registrant’s Proxy Statement dated April 8, 2011, for information within the section titled “Business Conduct Policy and Code of Ethics.”

Item 11.	Executive Compensation.
Incorporated by reference from the section titled “COMPENSATION OF THE CEO AND OTHER EXECUTIVE OFFICERS” in Registrant’s Proxy Statement dated April 8, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from the section titled “OWNERSHIP OF THE COMPANY” in Registrant’s Proxy Statement dated April 8, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
See Executive Officers of the Registrant and Board of Directors information incorporated by reference from the sections titled “Independent Directors Constitute a Majority of the Board,” “TRANSACTIONS WITH RELATED PERSONS” and “EXECUTIVE OFFICERS OF THE COMPANY” in Registrant’s Proxy Statement dated April 8, 2011.

Item 14.	Principal Accounting Fees and Services.
Incorporated by reference from the section titled “Fees and Services of PricewaterhouseCoopers LLP” in Registrant’s Proxy Statement dated April 8, 2011.
TIFFANY & CO.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) List of Documents Filed As Part of This Report:
1. Financial Statements
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of January 31, 2011 and 2010.
Consolidated Statements of Earnings for the years ended January 31, 2011, 2010 and 2009.
Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended January 31, 2011, 2010 and 2009.
Consolidated Statements of Cash Flows for the years ended January 31, 2011, 2010 and 2009.
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

3.1
Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 8-K dated May 16, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 20, 1999. Incorporated by reference from Exhibit 3.1 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended July 31, 1999.

3.1	a	Amendment to Certificate of Incorporation of Registrant dated May 18, 2000. Previously filed as Exhibit 3.1b to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2001.

3.2		Restated By-Laws of Registrant, as last amended July 19, 2007. Incorporated by reference from Exhibit 3.2 to Registrant’s Report on Form 8-K dated July 20, 2007.
TIFFANY & CO.

Exhibit		Description

10.122
Agreement dated as of April 3, 1996 among American Family Life Assurance Company of Columbus, Japan Branch, Tiffany & Co. Japan, Inc., Japan Branch, and Registrant, as Guarantor, for yen 5,000,000,000 Loan Due 2011. Incorporated by reference from Exhibit 10.122 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended April 30, 1996.

10.122	a
Amendment No. 1 to the Agreement referred to in Exhibit 10.122 above dated November 18, 1998. Incorporated by reference from Exhibit 10.122a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.122	b
Guarantee by Tiffany & Co. of the obligations under the Agreement referred to in Exhibit 10.122 above dated April 30, 1996. Incorporated by reference from Exhibit 10.122b filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122	c
Amendment No. 2 to Guarantee referred to in Exhibit 10.122b above, dated October 15, 1999. Incorporated by reference from Exhibit 10.122c filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122	d	Amendment No. 3 to Guarantee referred to in Exhibit 10.122b above, dated July 16, 2002. Incorporated by reference from Exhibit 10.122d filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122	e
Amendment No. 4 to Guarantee referred to in Exhibit 10.122b above, dated December 9, 2005. Incorporated by reference from Exhibit 10.122e filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 2006.

10.122	f
Amendment No. 5 to Guarantee referred to in Exhibit 10.122b above, dated May 31, 2006. Incorporated by reference from Exhibit 10.122f filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2007.

10.123
Agreement made effective as of February 1, 1997 by and between Tiffany and Elsa Peretti. Incorporated by reference from Exhibit 10.123 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1997.

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

TIFFANY & CO.

Exhibit		Description

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

10.145	a
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

10.157
Form of Note Purchase Agreement dated as of February 12, 2009 by and between Registrant and certain subsidiaries of Berkshire Hathaway Inc. with respect to Registrant’s $125 million principal amount 10% Series A-2009 Senior Notes due February 13, 2017 and $125 million principal amount 10% Series B-2009 Senior Notes due February 13, 2019. Incorporated by reference from Exhibit 10.157 filed with Registrant’s Report on Form 8-K dated February 13, 2009.

10.158
Guaranty Agreement dated February 12, 2009 with respect to the Note Purchase Agreements (see Exhibit 10.157 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.158 filed with Registrant’s Report on Form 8-K dated February 13, 2009.

10.159
Form of Note Purchase and Private Shelf Agreement dated as of April 9, 2009 by and between Registrant and various institutional note purchasers with respect to the Registrant’s $50 million principal amount 10% Series A Senior Notes due April 9, 2018 and up to $100 million Private Shelf Facility. Incorporated by reference from Exhibit 10.159 filed with Registrant’s Report on Form 8-K dated April 13, 2009.

10.159	a
Acknowledgement of Amendment to Note Purchase and Private Shelf Agreement referred to in previously filed Exhibit 10.159, dated as of September 30, 2010. Incorporated by reference from Exhibit 10.159a filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended October 31, 2010.

10.160
Guaranty Agreement dated April 9, 2009 with respect to the Note Purchase and Private Shelf Agreement (see Exhibit 10.159 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. Incorporated by reference from Exhibit 10.160 filed with Registrant’s Report on Form 8-K dated April 13, 2009.

10.161
Form of Note Purchase Agreement dated as of September 1, 2010 by and between Registrant and various institutional note purchasers with respect to the Registrant’s yen 10,000,000,000 principal amount 1.72% Senior Notes due September 1, 2016. Incorporated by reference from Exhibit 10.161 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended July 31, 2010.

10.162
Guaranty Agreement dated September 1, 2010 with respect to the Note Purchase Agreement (see Exhibit 10.161 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. Incorporated by reference from Exhibit 10.162 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended July 31, 2010.

14.1
Code of Business and Ethical Conduct and Business Conduct Policy. Incorporated by reference from Exhibit 14.1 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

21.1		Subsidiaries of Registrant.

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
TIFFANY & CO.

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Executive Compensation Plans and Arrangements

Exhibit		Description

4.3		Registrant’s 1998 Directors Option Plan. Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

4.3	a	Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 4.3a filed with Registrant’s Report on Form 8-K dated March 23, 2009.

4.4		Registrant’s Amended and Restated 1998 Employee Incentive Plan effective May 19, 2005. Previously filed as Exhibit 4.3 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.3
Registrant’s 1986 Stock Option Plan and terms of stock option agreement, as last amended on July 16, 1998. Incorporated by reference from Exhibit 10.3 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.49	a
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

10.106
Amended and Restated Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as initially amended effective November 23, 2005 and as amended effective July 15, 2009 and May 20, 2010. Incorporated by reference from Exhibit 10.106 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended April 30, 2010.

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

10.127	c
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

10.139	d
Form of Fiscal 2011 Cash Incentive Award Agreement for certain executive officers adopted on March 16, 2011 under Registrant’s 2005 Employee Incentive Plan as Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.139d filed with Registrant’s Report on Form 8-K dated March 21, 2011.

10.140
Form of Terms of Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.140 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.140	a
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

10.140	b
Terms of 2009 Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan as adopted on January 28, 2009 for use with grants made that same date. Incorporated by reference from Exhibit 10.140b filed with Registrant’s Report on Form 8-K dated February 2, 2009.

TIFFANY & CO.

Exhibit		Description

10.140	c
Terms of 2010 Performance-Based Restricted Stock Unit grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan as adopted on January 20, 2010 for use with grants made that same date. Incorporated by reference from Exhibit 10.140c filed with Registrant’s Report on Form 8-K dated January 25, 2010.

10.140	d
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

10.143	a
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

10.144	a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.144	b
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

10.150	a
Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to employees other than Executive Officers subsequent to that date). Incorporated by reference from Exhibit 10.150a filed with Registrant’s Report on Form 8-K dated February 2, 2009.

TIFFANY & CO.

Exhibit		Description

10.151		Registrant’s 2005 Employee Incentive Plan as adopted May 19, 2005. Incorporated by reference as previously filed as Exhibit 10.145 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.151	a	Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.151a filed with Registrant’s Report on Form 8-K dated March 26, 2007.

10.152
Share Ownership Policy for Executive Officers and Directors, Amended and Restated as of March 15, 2007. Incorporated by reference from Exhibit 10.152 filed with Registrant’s Report on Form 8-K dated March 22, 2007.

10.153		Corporate Governance Principles, Amended and Restated as of March 17, 2010. Incorporated by reference from Exhibit 10.153 filed with Registrant’s Report on Form 8-K dated March 21, 2011.

10.154
Senior Executive Employment Agreement between Frederic Cumenal and Tiffany and Company, effective as of March 10, 2011. Incorporated by reference from Exhibit 10.154 filed with Registrant’s Report on Form 8-K dated March 21, 2011.

10.161
Terms of Time-Vested Restricted Stock Unit Grants to certain Executive Officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.161 filed with Registrant’s Report on Form 8-K dated March 21, 2011.

TIFFANY & CO.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2011	Tiffany & Co. (Registrant)
	By:	/s/ Michael J. Kowalski
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

William A. Shutzer Director
March 28, 2011
TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged			Balance at
	beginning of	costs and	to other			end of
Description	period	expenses	accounts	Deductions		period
Year Ended January 31, 2011:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$6,286	$2,065	$—	$3,646	[a]	$4,705
Sales returns	6,606	2,075	—	1,603	[b]	7,078
Allowance for inventory liquidation and obsolescence	46,234	25,608	—	23,414	[c]	48,428
Allowance for inventory shrinkage	954	3,653	—	3,533	[d]	1,074
Deferred tax valuation allowance	24,433	2,408	—	4,262	[e]	22,579

a)	Uncollectible accounts written off.

b)	Adjustment related to sales returns previously provided for.

c)	Liquidation of inventory previously written down to market.

d)	Physical inventory losses.

e)	Reversal of deferred tax valuation allowance and utilization of deferred tax loss carryforward.
TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged			Balance at
	beginning of	costs and	to other			end of
Description	period	expenses	accounts	Deductions		period
Year Ended January 31, 2010:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$4,694	$5,046	$—	$3,454	[a]	$6,286
Sales returns	5,240	2,034	—	668	[b]	6,606
Allowance for inventory liquidation and obsolescence	43,956	31,599	—	29,321	[c]	46,234
Allowance for inventory shrinkage	922	2,377	—	2,345	[d]	954
Deferred tax valuation allowance	27,486	5,505	—	8,558	[e]	24,433

a)	Uncollectible accounts written off.

b)	Adjustment related to sales returns previously provided for.

c)	Liquidation of inventory previously written down to market.

d)	Physical inventory losses.

e)	Reversal of deferred tax valuation allowances and utilization of deferred tax loss carryforwards.
TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged			Balance at
	beginning of	costs and	to other			end of
Description	period	expenses	accounts	Deductions		period
Year Ended January 31, 2009:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$3,355	$5,963	$—	$4,624	[a]	$4,694
Sales returns	6,357	1,611	—	2,728	[b]	5,240
Allowance for inventory liquidation and obsolescence	49,226	27,296	—	32,566	[c]	43,956
Allowance for inventory shrinkage	684	3,210	—	2,972	[d]	922
Deferred tax valuation allowance	20,726	6,760	—	—		27,486

a)	Uncollectible accounts written off.

b)	Adjustment related to sales returns previously provided for.

c)	Liquidation of inventory previously written down to market.

d)	Physical inventory losses.
TIFFANY & CO.