Form 10-Q
period 2011-04-30
TIFFANY & CO
filed 2011-05-26
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-9494
TIFFANY & CO.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-3228013 (I.R.S. Employer Identification No.)

727 Fifth Ave. New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 127,713,112 shares outstanding at the close of business on April 29, 2011.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2011

PAGE
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — April 30, 2011, January 31, 2011 and April 30, 2010 (Unaudited)	3

Condensed Consolidated Statements of Earnings — for the three months ended April 30, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity — for the three months ended April 30, 2011 and Comprehensive Earnings — for the three months ended April 30, 2011 and 2010 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows — for the three months ended April 30, 2011 and 2010 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION

Item 1A. Risk Factors	28-30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	32

(a) Exhibits	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. Financial Information

Item 1.	Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	April 30, 2011	January 31, 2011	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$604,419	$681,591	$673,750
Short-term investments	17,901	59,280	—
Accounts receivable, less allowances of $12,450, $11,783 and $11,482	175,926	185,969	139,879
Inventories, net	1,720,895	1,625,302	1,473,730
Deferred income taxes	49,118	41,826	6,514
Prepaid expenses and other current assets	122,694	90,577	87,586

Total current assets	2,690,953	2,684,545	2,381,459

Property, plant and equipment, net	685,457	665,588	673,786
Deferred income taxes	187,518	202,902	185,952
Other assets, net	194,204	182,634	177,510

	$3,758,132	$3,735,669	$3,418,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$97,632	$38,891	$42,865
Current portion of long-term debt	—	60,855	252,720
Accounts payable and accrued liabilities	216,788	258,611	164,665
Income taxes payable	14,600	55,691	29,256
Merchandise and other customer credits	67,259	65,865	64,486

Total current liabilities	396,279	479,913	553,992

Long-term debt	589,255	588,494	464,170
Pension/postretirement benefit obligations	198,315	217,435	184,427
Deferred gains on sale-leasebacks	124,809	124,980	120,554
Other long-term liabilities	171,226	147,372	139,162

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 127,713, 126,969 and 127,208	1,277	1,269	1,272
Additional paid-in capital	909,357	863,967	808,189
Retained earnings	1,347,691	1,324,804	1,177,027
Accumulated other comprehensive gain (loss), net of tax	19,923	(12,565)	(30,086)

Total stockholders’ equity	2,278,248	2,177,475	1,956,402

	$3,758,132	$3,735,669	$3,418,707

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	April 30,
	2011	2010

Net sales	$761,018	$633,586

Cost of sales	317,325	267,608

Gross profit	443,693	365,978

Selling, general and administrative expenses	307,727	260,561

Earnings from operations	135,966	105,417

Interest and other expenses, net	10,147	12,138

Earnings from operations before income taxes	125,819	93,279

Provision for income taxes	44,756	28,854

Net earnings	$81,063	$64,425

Net earnings per share:
Basic	$0.64	$0.51

Diluted	$0.63	$0.50

Weighted-average number of common shares:
Basic	127,601	126,699
Diluted	129,381	128,543
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE EARNINGS
(Unaudited)
(in thousands)

			Accumulated
	Total		Other			Additional
	Stockholders’	Retained	Comprehensive	Common Stock		Paid-In
	Equity	Earnings	(Loss) Gain	Shares	Amount	Capital

Balances, January 31, 2011	$2,177,475	$1,324,804	$(12,565)	126,969	$1,269	$863,967
Exercise of stock options and vesting of restricted stock units (“RSUs”)	32,106	—	—	1,197	12	32,094
Tax effect of exercise of stock options and vesting of RSUs	8,224	—	—	—	—	8,224
Share-based compensation expense	6,758	—	—	—	—	6,758
Purchase and retirement of Common Stock	(27,939)	(26,249)	—	(453)	(4)	(1,686)
Cash dividends on Common Stock	(31,927)	(31,927)	—	—	—	—
Deferred hedging gain, net of tax	990	—	990	—	—	—
Unrealized gain on marketable securities, net of tax	939	—	939	—	—	—
Foreign currency translation adjustments, net of tax	29,696	—	29,696	—	—	—
Net unrealized gain on benefit plans, net of tax	863	—	863	—	—	—
Net earnings	81,063	81,063	—	—	—	—

Balances, April 30, 2011	$2,278,248	$1,347,691	$19,923	127,713	$1,277	$909,357

	Three Months Ended
	April 30,
	2011	2010
Comprehensive earnings are as follows:
Net earnings	$81,063	$64,425
Other comprehensive gain (loss), net of tax:
Deferred hedging gain	990	4,808
Foreign currency translation adjustments	29,696	(3,260)
Unrealized gain on marketable securities	939	1,083
Net unrealized gain on benefit plans	863	548

Comprehensive earnings	$113,551	$67,604

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$81,063	$64,425
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	36,631	34,091
Amortization of gain on sale-leasebacks	(2,682)	(2,464)
Excess tax benefits from share-based payment arrangements	(8,862)	(3,452)
Provision for inventories	8,181	6,454
Deferred income taxes	7,205	(7,720)
Provision for pension/postretirement benefits	7,631	6,718
Share-based compensation expense	6,690	6,002
Changes in assets and liabilities:
Accounts receivable	12,276	19,213
Inventories	(83,119)	(61,698)
Prepaid expenses and other current assets	(6,702)	(14,660)
Accounts payable and accrued liabilities	(45,668)	(61,561)
Income taxes payable	(32,148)	(35,055)
Merchandise and other customer credits	574	(1,960)
Other, net	(25,315)	(40,349)

Net cash used in operating activities	(44,245)	(92,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(3,297)	(248)
Proceeds from sale of marketable securities and short-term investments	45,124	—
Capital expenditures	(51,628)	(25,513)
Notes receivable funded	(6,609)	—

Net cash used in investing activities	(16,410)	(25,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	55,097	15,291
Repayment of long-term debt	(58,915)	—
Repurchase of Common Stock	(27,939)	(14,257)
Proceeds from exercise of stock options	32,106	30,196
Excess tax benefits from share-based payment arrangements	8,862	3,452
Cash dividends on Common Stock	(31,927)	(25,320)

Net cash (used in) provided by financing activities	(22,716)	9,362

Effect of exchange rate changes on cash and cash equivalents	6,199	(3,537)

Net decrease in cash and cash equivalents	(77,172)	(111,952)
Cash and cash equivalents at beginning of year	681,591	785,702

Cash and cash equivalents at end of three months	$604,419	$673,750

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (the “Company”) and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (“VIE”s), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of April 30, 2011 and 2010 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2011 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.
The Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three months ended April 30, 2011 and 2010 are not necessarily indicative of the results of the entire fiscal year.
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
For the receivables associated with Tiffany & Co. credit cards (“Credit Card Receivables”), the Company uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants’ credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. The Company classifies a Credit Card account as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all accounts receivable recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At April 30, 2011, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net in the Company’s condensed consolidated balance sheet) was $52,446,000, of which 97% was considered current. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $2,000,000 at April 30, 2011) was determined based on the factors discussed above, and did not change significantly from January 31, 2011. Finance charges on Credit Card accounts are not significant.
The Company may, from time to time, extend loans to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output. Management evaluates these and any other loans that may arise for potential impairment by reviewing the parties’ financial statements and projections and other economic factors on a periodic basis. The carrying amount of loans receivable outstanding including accrued interest (primarily included within other assets, net on the Company’s condensed consolidated balance sheet) was $6,843,000 as of April 30, 2011. The Company has not recorded any impairment charges on such loans as of April 30, 2011.

3.	INVENTORIES

	April 30,	January 31,	April 30,
(in thousands)	2011	2011	2010
Finished goods	$1,035,988	$988,085	$943,527
Raw materials	565,724	534,879	435,456
Work-in-process	119,183	102,338	94,747

Inventories, net	$1,720,895	$1,625,302	$1,473,730

4.	INCOME TAXES
The effective income tax rate for the three months ended April 30, 2011 was 35.6% versus 30.9% in the prior year. In the three months ended April 30, 2010, the Company recorded a net income tax benefit of $3,096,000 primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations.
During the three months ended April 30, 2011, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including New York state (tax years 2004-2007), New York City (tax years 2006-2008) and by the Internal Revenue Service (tax years 2007-2009). Tax years from 2004-present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company does not anticipate any material changes to the total gross amount of unrecognized tax benefits over the next 12 months. Future developments may result in a change in this assessment.
5.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.
The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended April 30,
(in thousands)	2011	2010
Net earnings for basic and diluted EPS	$81,063	$64,425

Weighted-average shares for basic EPS	127,601	126,699
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,780	1,844

Weighted-average shares for diluted EPS	129,381	128,543

For the three months ended April 30, 2011 and 2010, there were 313,000 and 431,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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
Types of Derivative Instruments
Interest Rate Swap Agreements — The Company entered into interest rate swap agreements to convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swap agreements serve as a hedge to changes in the fair value of these debt instruments. The Company hedges its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The Company accounts for the interest rate swaps as fair value hedges. As of April 30, 2011, the notional amount of interest rate swap agreements outstanding was $160,000,000.

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
In 2010, the Company de-designated all of its outstanding put option contracts (notional amount of $37,000,000 outstanding at April 30, 2011) and entered into offsetting call option contracts. These put and call option contracts are accounted for as undesignated hedges. Any gains or losses on these de-designated put option contracts are substantially offset by losses or gains on the call option contracts.
As of April 30, 2011, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $170,200,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $22,806,000. The term of all outstanding foreign exchange forward contracts as of April 30, 2011 ranged from less than one month to 16 months.
Precious Metal Collars & Forward Contracts — The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of April 30, 2011, there were approximately 10,300 ounces of platinum and 318,000 ounces of silver precious metal derivative instruments outstanding.
Information on the location and amounts of derivative gains and losses in the Condensed Consolidated Statements of Earnings is as follows:

	Three Months Ended April 30,
	2011		2010
	Pre-Tax Loss	Pre-Tax Loss	Pre-Tax Gain	Pre-Tax Loss
	Recognized in	Recognized in	Recognized in	Recognized in
	Earnings on	Earnings on	Earnings on	Earnings on
(in thousands)	Derivatives	Hedged Item	Derivatives	Hedged Item
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements [a]	$(25)	$(6)	$465	$(398)

	Three Months Ended April 30,
	2011		2010
		(Loss) Gain	Pre-Tax	(Loss) Gain
	Pre-Tax	Reclassified from	Gain	Reclassified from
	(Loss) Gain	Accumulated OCI	Recognized in	Accumulated OCI
	Recognized in OCI	to Earnings	OCI (Effective	to Earnings
(in thousands)	(Effective Portion)	(Effective Portion)	Portion)	(Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a,b]	$(1,199)	$(897)	$2,611	$(229)
Put option contracts [b]	(10)	(638)	353	(815)
Precious metal collars [b]	—	394	277	(712)
Precious metal forward contracts [b]	2,591	905	2,805	138

	$1,382	$(236)	$6,046	$(1,618)

	Pre-Tax Gain (Loss) Recognized in Earnings
	on Derivative
	Three Months Ended		Three Months Ended
(in thousands)	April 30, 2011		April 30, 2010
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts [a]	$447	[c]	$(515)[c]
Call option contracts [b]	67		66
Put option contracts [b]	(67)		(66)

	$447		$(515)

[a]	The gain or loss recognized in earnings is included within Interest and other expenses, net on the Company’s Condensed Consolidated Statement of Earnings.

[b]	The gain or loss recognized in earnings is included within Cost of sales on the Company’s Condensed Consolidated Statement of Earnings.

[c]	Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.
There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended April 30, 2011 and 2010. The Company expects approximately $622,000 of net pre-tax derivative gains included in accumulated other comprehensive income at April 30, 2011 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.
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
Financial assets and liabilities carried at fair value at April 30, 2011 are classified in the tables below in one of the three categories described above:

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Mutual funds [a]	$45,496	$45,496	$—	$—	$45,496
Time deposits [b]	17,901	17,901	—	—	17,901

Derivatives designated as hedging instruments:

Interest rate swap agreements [a]	6,130	—	6,130	—	6,130

Precious metal forward contracts [c]	2,794	—	2,794	—	2,794

Foreign exchange forward contracts [c]	469	—	469	—	469

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	185	—	185	—	185
Put option contracts [c]	25	—	25	—	25

Total financial assets	$73,000	$63,397	$9,603	$—	$73,000

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Derivatives designated as hedging instruments:

Foreign exchange forward contracts [d]	$1,969	$—	$1,969	$—	$1,969

Derivatives not designated as hedging instruments:

Call option contracts [d]	25	—	25	—	25
Foreign exchange forward contracts [d]	72	—	72	—	72

Total financial liabilities	$2,066	$—	$2,066	$—	$2,066

Financial assets and liabilities carried at fair value at April 30, 2010 are classified in the tables below in one of the three categories described above:

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Mutual funds [a]	$41,823	$41,823	$—	$—	$41,823

Derivatives designated as hedging instruments:

Interest rate swap agreements [a]	2,461	—	2,461	—	2,461
Put option contracts [c]	1,815	—	1,815	—	1,815
Precious metal forward contracts [c]	3,602	—	3,602	—	3,602
Precious metal collars [c]	277	—	277	—	277
Foreign exchange forward contracts [c]	1,683	—	1,683	—	1,683

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	24	—	24	—	24
Put option contracts [c]	80	—	80	—	80

Total financial assets	$51,765	$41,823	$9,942	$—	$51,765

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [d]	$86	$—	$86	$—	$86
Call option contracts [d]	80	—	80	—	80

Total financial liabilities	$166	$—	$166	$—	$166

[a]	Included within Other assets, net on the Company’s Condensed Consolidated Balance Sheet.

[b]	Included within Short-term investments on the Company’s Condensed Consolidated Balance Sheet.

[c]	Included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.

[d]	Included within Accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of debt with variable interest rates approximates carrying value. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities. The total carrying value of short-term borrowings and long-term debt was $686,887,000 and $759,755,000 and the corresponding fair value was approximately $750,000,000 and $800,000,000 at April 30, 2011 and 2010.
8.	COMMITMENTS AND CONTINGENCIES
In March 2011, Laurelton Diamonds, Inc., a direct, wholly-owned subsidiary of the Company (“Laurelton”), as lender, entered into a $50,000,000 amortizing term loan facility agreement (the “Loan”) with Koidu Holdings S.A. (“Koidu”), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the “Mine”) from which Laurelton now acquires diamonds. Koidu is required under the terms of the Loan to apply the proceeds of the Loan to capital expenditures necessary to expand the Mine, among other purposes. The Loan is required to be repaid in full by March 2017 through semi-annual payments scheduled to begin in March 2013. Interest accrues at a rate per annum that is the greater of (i) LIBOR plus 3.5% or (ii) 4%. In consideration of the Loan, Laurelton was granted the right to purchase at fair market value diamonds recovered from the Mine that meet Laurelton’s quality standards. The Loan may be drawn in multiple installments subject to certain contingencies; as of April 30, 2011, no installment had been drawn. The assets of Koidu, including all equipment and rights in respect of the Mine, are subject to the security interest of a lender that is not affiliated with the Company. The Loan will be partially secured by diamonds that have been extracted from the Mine and that have not been sold to third parties. The Company has evaluated the variable interest entity consolidation requirements with respect to this transaction and has determined that it is not the primary beneficiary, as it does not have the power to direct any of the activities that most significantly impact Koidu’s economic performance.
In April 2010, Tiffany and Company, the Company’s principal operating subsidiary (“Tiffany”) committed to a plan to consolidate and relocate its New York headquarters staff to a single location in New York City from three separate locations currently leased in midtown Manhattan. The move is expected to occur in mid-2011 and generate occupancy savings over the term of the 15-year lease. Tiffany intends to sublease its existing properties through the end of their lease terms which run through 2015, but expects to recover only a portion of its rent obligations due to current market conditions. Accordingly, Tiffany anticipates recording expenses of approximately $40,000,000 (of which $8,221,000 was recorded during the three months ended April 30, 2011) primarily within selling, general and administrative (“SG&A”) expenses in the consolidated statement of earnings in the fiscal year ending January 31, 2012; this expense is primarily related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income as well as the acceleration of the useful lives of certain property and equipment, incremental rent expense during the transition period and lease termination payments. Changes in market conditions may affect the total expenses ultimately recorded.
9.	STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Gain (Loss)

	April 30,	January 31,	April 30,
(in thousands)	2011	2011	2010
Accumulated other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	$71,111	$41,415	$13,252
Deferred hedging (loss) gain	(202)	(1,192)	2,201
Unrealized gain (loss) on marketable securities	1,081	142	(816)
Net unrealized loss on benefit plans	(52,067)	(52,930)	(44,723)

	$19,923	$(12,565)	$(30,086)

10.	EMPLOYEE BENEFIT PLANS
The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.
Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended April 30,
			Other
	Pension Benefits		Postretirement Benefits
(in thousands)	2011	2010	2011	2010
Net Periodic Benefit Cost:
Service cost	$3,590	$3,269	$503	$347
Interest cost	6,207	5,997	752	696
Expected return on plan assets	(4,848)	(4,455)	—	—
Amortization of prior service cost	266	269	(165)	(165)
Amortization of net loss	1,323	760	3	—

Net expense	$6,538	$5,840	$1,093	$878

11.	SEGMENT INFORMATION
The Company’s reportable segments are as follows:
•
Americas includes sales in TIFFANY & CO. stores in the United States, Canada and Latin/South America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

•	Asia-Pacific includes sales in TIFFANY & CO. stores in Asia-Pacific markets, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

•	Europe includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

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

Certain information relating to the Company’s segments is set forth below:

	Three Months Ended April 30,
(in thousands)	2011	2010
Net sales:
Americas	$374,652	$315,258
Asia-Pacific	167,247	122,336
Japan	123,358	115,049
Europe	85,626	68,628

Total reportable segments	750,883	621,271
Other	10,135	12,315

	$761,018	$633,586

	Three Months Ended April 30,
(in thousands)	2011	2010
Earnings from operations*:
Americas	$74,413	$54,922
Asia-Pacific	48,634	32,174
Japan	31,691	30,996
Europe	19,768	14,628

Total reportable segments	174,506	132,720
Other	178	248

	$174,684	$132,968

*	Represents earnings from operations before unallocated corporate expenses, interest and other expenses, net and other expense.
The following table sets forth a reconciliation of the segments’ earnings from operations to the Company’s consolidated earnings from operations before income taxes:

	Three Months Ended April 30,
(in thousands)	2011	2010
Earnings from operations for segments	$174,684	$132,968
Unallocated corporate expenses	(30,497)	(26,691)
Interest and other expenses, net	(10,147)	(12,138)
Other expense	(8,221)	(860)

Earnings from operations before income taxes	$125,819	$93,279

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.
Other expense in the three months ended April 30, 2011 and 2010 represents accelerated depreciation and incremental rent expense, and the first quarter of 2011 also includes payments to terminate leases associated with Tiffany’s plan to consolidate and relocate its New York headquarters staff to a single location. See “Note 8. Commitments and Contingencies.”

12.	SUBSEQUENT EVENTS
In May 2011, the Company entered into a ¥4,000,000,000 ($49,240,000 at issuance) one-year uncommitted credit facility. Borrowings may be made on one-, three- or 12-month terms bearing interest at the LIBOR rate plus 0.25%, subject to bank approval. The Company borrowed the full amount under the facility.
On May 19, 2011, the Company’s Board of Directors declared a 16% increase in the quarterly dividend rate on its Common Stock, increasing it from $0.25 per share to $0.29 per share. This dividend will be paid on July 11, 2011 to stockholders of record on June 20, 2011.

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

•	Asia-Pacific includes sales in TIFFANY & CO. stores in Asia-Pacific markets, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

•	Europe includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

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

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.
HIGHLIGHTS
•	Worldwide net sales increased 20% to $761,018,000 in the three months (“first quarter”) ended April 30, 2011. Sales in all reportable segments increased in the first quarter.

•	On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales increased 16% and comparable store sales increased 15% in the first quarter.

•
Operating margin increased 1.3 percentage points due to the leverage effect of increased sales compared with smaller growth in selling, general and administrative expenses, as well as a higher gross margin.

•	Net earnings and net earnings per diluted share increased 26% to $81,063,000 and $0.63 in the first quarter.

•
Consistent with the Company’s strategy to maintain substantial control over product supply through direct diamond sourcing, in March 2011 a subsidiary of the Company entered into a $50,000,000 amortizing loan facility agreement with Koidu Holdings, S.A. and in return was granted the right to purchase diamonds meeting the Company’s quality standards from a kimberlite diamond mine in Sierra Leone (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 8. Commitments and Contingencies”).

•	The Company repaid ¥5,000,000,000 ($58,915,000 upon payment) of debt that came due in April.

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

	First Quarter 2011 vs. 2010
			Constant-Exchange-
	GAAP Reported	Translation Effect	Rate Basis
Net Sales:
Worldwide	20%	4%	16%
Americas	19%	1%	18%
Asia-Pacific	37%	6%	31%
Japan	7%	10%	(3)%
Europe	25%	6%	19%

Comparable Store Sales:
Worldwide	19%	4%	15%
Americas	17%	—%	17%
Asia-Pacific	31%	5%	26%
Japan	8%	11%	(3)%
Europe	20%	5%	15%
RESULTS OF OPERATIONS
Net Sales
Net sales by segment were as follows:

	First Quarter
			Increase
(in thousands)	2011	2010	(Decrease)
Americas	$374,652	$315,258	19%
Asia-Pacific	167,247	122,336	37%
Japan	123,358	115,049	7%
Europe	85,626	68,628	25%
Other	10,135	12,315	(18)%

	$761,018	$633,586	20%

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
Americas. Total sales in the Americas increased $59,394,000, or 19%, primarily due to an increase in the average price per unit sold. However, sales in the Americas also benefited from an increase in the number of units sold. Comparable store sales increased $46,506,000, or 17%, consisting of increases in both New York Flagship store sales of 23% and comparable branch store sales of 16%. On a constant-exchange-rate basis, sales in the Americas increased 18% and comparable store sales increased 17%. Combined Internet and catalog sales in the Americas increased $4,984,000, or 14%, equally due to an increase in the number of orders and in the average price per order.
Asia-Pacific. Total sales in Asia-Pacific increased $44,911,000, or 37%, primarily due to an increase in the average price per unit sold. Additionally, sales in Asia-Pacific reflected an increase in the number of units sold. Comparable store sales increased $35,719,000, or 31%, and non-comparable store sales grew $7,851,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 31% and comparable store sales increased 26% due to sales growth in most countries, especially in the Greater China region.
Japan. Total sales in Japan increased $8,309,000, or 7%, due to an increase in the average price per unit sold, which was partly offset by a decrease in the number of units sold. Comparable store sales increased $7,980,000, or 8%. On a constant-exchange-rate basis, both total sales and comparable store sales decreased 3%. Sales in Japan were affected by earthquake-related events in the first quarter. Stores located in the Kanto and Tohoku regions, which generate approximately half of the sales in Japan, were closed for approximately one week following the earthquake and some operated on reduced hours for a period of time; however, all locations have since re-opened and are operating under regular hours.
Europe. Total sales in Europe increased $16,998,000, or 25%, primarily due to an increase in the number of units sold, as well as an increase in the average price per unit sold. Comparable store sales increased $12,505,000, or 20%, and non-comparable store sales grew $2,986,000. On a constant-exchange-rate basis, sales increased 19% while comparable store sales rose 15%, due to strong growth in Continental Europe and modest sales growth in the U.K.
Store Data. Management currently expects to add 18 (net) Company-operated TIFFANY & CO. stores and boutiques in 2011, increasing the store base by 8%, including seven stores in the Americas, four stores in Europe, eight stores in Asia-Pacific and a net reduction of one location in Japan. The following table shows locations which have already been opened or closed, or where plans have been finalized:

Openings (Closings)
	as of	Remaining Openings
Location	April 30, 2011	2011
Americas:
Calgary, Canada		Second Quarter
Northbrook, Illinois		Second Quarter
Las Vegas — Fashion Show Mall, Nevada		Third Quarter
Richmond, Virginia		Third Quarter
Japan:
Hakata Hankyu	First Quarter
Kokura Izutsuya	(First Quarter)
Wakayama Kintetsu	(First Quarter)
Europe:
Frankfurt — Frankfurt International Airport, Germany		Second Quarter
Zurich — Zurich Airport, Switzerland		Second Quarter
Nice, France		Third Quarter
Other. Other sales decreased $2,180,000, or 18%, primarily due to lower wholesale sales of diamonds, which more than offset increased sales of TIFFANY & CO. merchandise to independent distributors in emerging markets.

Gross Margin

	First Quarter
	2011	2010
Gross profit as a percentage of net sales	58.3%	57.8%

Gross margin (gross profit as a percentage of net sales) increased by 0.5 percentage point primarily due to a decline in wholesale sales of diamonds and sales leverage on fixed costs. Changes in product mix and higher product costs had an unfavorable impact on gross margin.
Management periodically reviews and adjusts its retail prices when appropriate to address product cost increases, specific market conditions and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. The Company uses derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 6. Hedging Instruments”). Due to the recent substantial increases and volatility in precious metal and diamond costs, the Company has increased and plans to continue to increase retail prices in the future to protect against its exposure to these higher product costs.
Selling, General and Administrative (“SG&A”) Expenses

	First Quarter
	2011	2010
SG&A expenses as a percentage of net sales	40.4%	41.1%

SG&A expenses increased $47,166,000, or 18%, primarily due to increased depreciation and store occupancy expenses of $19,497,000 related to new and existing stores, as well as costs associated with Tiffany’s plan to consolidate its New York headquarters staff into a single location (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 8. Commitments and Contingencies”), increased labor and benefit costs of $10,405,000 and increased marketing expenses of $6,960,000. SG&A expenses as a percentage of net sales decreased by 0.7 percentage point due to the leveraging effect of fixed costs. Changes in foreign currency exchange rates had an insignificant translation effect on overall SG&A expenses.
Earnings from Operations

	First Quarter	% of Net	First Quarter	% of Net
(in thousands)	2011	Sales*	2010	Sales*
Earnings from operations:
Americas	$74,413	19.9%	$54,922	17.4%
Asia-Pacific	48,634	29.1%	32,174	26.3%
Japan	31,691	25.7%	30,996	26.9%
Europe	19,768	23.1%	14,628	21.3%
Other	178	1.8%	248	2.0%

	174,684		132,968
Unallocated corporate expenses	(30,497)	(4.0)%	(26,691)	(4.2)%
Other expense	(8,221)		(860)

Earnings from operations	$135,966	17.9%	$105,417	16.6%

*	Percentages represent earnings from operations as a percentage of each segment’s net sales.
Earnings from operations increased 29% in the first quarter. On a segment basis, the ratio of earnings from operations (before the effect of unallocated corporate expenses and other expense) to each segment’s net sales in the first quarter of 2011 and 2010 was as follows:
•	Americas — the ratio increased 2.5 percentage points primarily resulting from the leveraging of operating expenses;

•	Asia-Pacific — the ratio increased 2.8 percentage points primarily due to the leveraging of operating expenses;

•	Japan — the ratio decreased 1.2 percentage points primarily due to an increase in operating expenses, which was partly offset by an increase in gross margin;
•	Europe — the ratio increased 1.8 percentage points entirely due to the leveraging of operating expenses; and
•	Other — the ratio decreased 0.2 percentage point.
Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Total unallocated corporate expenses increased versus the comparable period in the prior year but decreased as a percentage of net sales.
Other expense in the first quarter of 2011 and 2010 represents accelerated depreciation and incremental rent expense, and the first quarter of 2011 also includes payments to terminate leases associated with Tiffany’s plan to consolidate and relocate its New York headquarters staff to a single location. See “Item 1. Notes to Condensed Consolidated Financial Statements — Note 8. Commitments and Contingencies.”
Interest and Other Expenses, net
Interest and other expenses, net decreased $1,991,000 in the first quarter of 2011.
Provision for Income Taxes
The effective income tax rate for the first quarter of 2011 was 35.6% versus 30.9% in the prior year. In the first quarter of 2010, the Company recorded a net income tax benefit of $3,096,000 primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations.
2011 Outlook
Management’s outlook for full year 2011 is based on the following assumptions, which may or may not prove valid, and should be read in conjunction with “Item 1A. Risk Factors” on page 28:
•
A mid-teens percentage increase in worldwide net sales. Sales assumptions by region (in U.S. dollars) include a mid-teens percentage increase in the Americas, a mid-twenties percentage increase in both Asia-Pacific and Europe and a modest sales decline in Japan. Other sales are expected to increase approximately 25%.

•	The opening of 19 Company-operated stores (seven in the Americas, eight in Asia-Pacific and four in Europe), as well as a net reduction of one location in Japan.
•	An increase in operating margin of approximately one-half point due to an improved ratio of SG&A expenses to sales and a higher gross margin.
•	Interest and other expenses, net of approximately $45,000,000.
•	An effective income tax rate of approximately 34%.
•	Net earnings per diluted share increasing 18% — 21% to $3.45 — $3.55.
•	An increase in net inventories of more than 15%.
•	Capital expenditures of approximately $250,000,000.
The above assumptions for operating margin and net earnings per diluted share do not include expenses of approximately $40,000,000 primarily related to the fair value of the remaining non-cancelable lease obligations (reduced by the estimated sublease rental income), as well as the acceleration of the useful lives of certain property and equipment and incremental rent during the transition period associated with Tiffany’s plan to consolidate and relocate its New York headquarters staff to a single location (see “Item 1. Notes to Condensed Consolidated Financial

Statements — Note 8. Commitments and Contingencies”). Most of these expenses are expected to be recorded during the second quarter of 2011. Tiffany expects overall savings of more than $100,000,000 over the 15-year lease term of the new location as a result of an overall reduction in rent expense; these estimated savings are based on current rental costs and assumptions made regarding future potential rent increases at the existing locations. Changes in market conditions may affect the total expenses ultimately recorded.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditures needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position that provides flexibility to pursue future strategic initiatives. Management regularly assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments. Management believes that cash on hand, internally-generated cash flows and the funds available under its revolving Credit Facility are sufficient to support the Company’s liquidity and capital requirements for the foreseeable future.
The following table summarizes cash flows from operating, investing and financing activities:

	First Quarter
(in thousands)	2011	2010
Net cash (used in) provided by:
Operating activities	$(44,245)	$(92,016)
Investing activities	(16,410)	(25,761)
Financing activities	(22,716)	9,362
Effect of exchange rates on cash and cash equivalents	6,199	(3,537)

Net decrease in cash and cash equivalents	$(77,172)	$(111,952)

Operating Activities
The Company had a net cash outflow from operating activities of $44,245,000 in the first quarter of 2011 compared with an outflow of $92,016,000 in the same period in 2010. The variance between 2011 and 2010 is primarily due to increased net earnings as well as adjustments for non-cash items. Additionally, the first quarter of 2011 includes the Company’s contribution of $25,000,000 to its pension plan versus a contribution of $40,000,000 in the comparable period in 2010, both of which are reflected in Other, net on the Condensed Consolidated Statements of Cash Flows.
Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,294,674,000 and 6.8 at April 30, 2011, compared with $2,204,632,000 and 5.6 at January 31, 2011 and $1,827,467,000 and 4.3 at April 30, 2010.
Accounts receivable, less allowances at April 30, 2011 were 5% lower than January 31, 2011 due to the seasonality of the Company’s business. Accounts receivable, less allowances at April 30, 2011 were 26% higher than April 30, 2010, due to sales growth. Foreign currency exchange rates did not have a significant effect on accounts receivable balances compared to January 31, 2011 but strengthening foreign currency exchange rates increased accounts receivable balances by 7% compared to April 30, 2010.
Inventories, net at April 30, 2011 were 6% higher than January 31, 2011 and were 17% higher than April 30, 2010. Finished goods inventories rose 5% and 10% from January 31, 2011 and April 30, 2010 and combined raw material and work-in-process inventories rose 7% and 29% in those same periods, all to support sales growth, new store openings and new product launches, as well as reflecting higher acquisition costs. In addition, foreign currency exchange rates did not have a significant effect on inventory balances compared to January 31, 2011 but strengthening foreign currency exchange rates increased inventory balances by 4% compared to April 30, 2010.

Investing Activities
The Company had a net cash outflow from investing activities of $16,410,000 in the first quarter of 2011 compared with an outflow of $25,761,000 in the first quarter of 2010. The decreased outflow in the current year is primarily due to proceeds received from the sale of marketable securities and short-term investments, which was partly offset by higher capital expenditures.
Financing Activities
The Company had a net cash outflow from financing activities of $22,716,000 in the first quarter of 2011 compared with an inflow of $9,362,000 in the first quarter of 2010. The variance between 2011 and 2010 was primarily due to a decrease in net proceeds received from total borrowings and share repurchase activity.
Recent Borrowings. The Company had net repayments of or net proceeds from short-term and long-term borrowings as follows:

	First Quarter
(in thousands)	2011	2010
Short-term borrowings:
Proceeds from credit facility borrowings, net	$55,097	$15,291
Long-term borrowings:
Repayments	(58,915)	—

Net (repayments of) proceeds from total borrowings	$(3,818)	$15,291

There was $97,632,000 outstanding and $348,368,000 available under the Credit Facility and other revolving credit facilities at April 30, 2011. The weighted average interest rate for the outstanding amount at April 30, 2011 was 2.70%.
In 1996, the Company issued a ¥5,000,000,000 15-year term loan, bearing interest at a rate of 4.50%. The Company repaid the amount outstanding ($58,915,000 at payment date) in April 2011 with cash on hand and through the use of Credit Facility borrowings.
The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 30% at April 30, 2011, 32% at January 31, 2011 and 39% at April 30, 2010.
At April 30, 2011, the Company was in compliance with all debt covenants.
Share Repurchases. The Company’s share repurchase activity for the first quarter of 2011 was as follows:

	First Quarter
(in thousands, except per share amounts)	2011	2010
Cost of repurchases	$27,939	$14,257
Shares repurchased and retired	453	320
Average cost per share	$61.68	$44.62
In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The 2011 Program expires on January 31, 2013. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions. At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements. At April 30, 2011, there remained $364,080,000 of authorization for future repurchases under the 2011 Program.
Contractual Obligations
In March 2011, Laurelton Diamonds, Inc., a direct, wholly-owned subsidiary of the Company (“Laurelton”), as lender, entered into a $50,000,000 amortizing term loan facility agreement (the “Loan”) with Koidu Holdings S.A. (“Koidu”), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the “Mine”) from which Laurelton now acquires diamonds. Koidu is required under the terms of the Loan to apply the proceeds of the Loan to capital expenditures necessary to expand the Mine, among other purposes. The Loan is required to be repaid in full by March 2017 through semi-annual payments scheduled to begin in March 2013. Interest accrues at a rate per annum that is the greater of (i) LIBOR plus 3.5% or (ii) 4%. In consideration of the Loan,

Laurelton was granted the right to purchase at fair market value diamonds recovered from the Mine that meet Laurelton’s quality standards. The Loan may be drawn in multiple installments subject to certain contingencies; as of April 30, 2011 no installment had been drawn. The assets of Koidu, including all equipment and rights in respect of the Mine, are subject to the security interest of a lender that is not affiliated with the Company. The Loan will be partially secured by diamonds that have been extracted from the Mine and that have not been sold to third parties.
The Company’s contractual cash obligations and commercial commitments at April 30, 2011 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2011, except as noted above.
Seasonality
As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Management expects such seasonality to continue.
Forward-Looking Statements
This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s goals, plans and projections with respect to store openings, sales, retail prices, gross margin, expenses, effective tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow and liquidity. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. One can identify these forward-looking statements by the fact that they use words such as “believes,” “intends,” “plans,” and “expects” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on management’s current plan and involve inherent risks, uncertainties and assumptions that could cause actual outcomes to differ materially from the current plan. The Company has included important factors in the cautionary statements included in its 2010 Annual Report on Form 10-K and in this quarterly report, particularly under “Item 1A. Risk Factors,” that the Company believes could cause actual results to differ materially from any forward-looking statement.
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
Foreign Currency Risk
The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The fair value of foreign exchange forward contracts and put option contracts is sensitive to changes in foreign exchange rates. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. There were no outstanding put option contracts as of April 30, 2011. The term of all outstanding foreign exchange forward contracts as of April 30, 2011 ranged from less than one month to 16 months.
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
The Registrant operates retail stores and boutiques in various countries outside of the U.S. and, as a result, is exposed to market risk from fluctuations in foreign currency exchange rates. In 2010, sales in countries outside of the U.S. in aggregate represented approximately half of the Registrant’s net sales and more than half of its earnings from continuing operations, of which Japan represented 18% of the Registrant’s net sales and 27% of the Registrant’s earnings from continuing operations. In order to maintain its worldwide relative pricing structure, a substantial weakening of foreign currencies against the U.S. dollar would require the Registrant to raise its retail prices or reduce its profit margins in various locations outside of the U.S. Consumers in those markets may not accept significant price increases on the Registrant’s goods; thus, there is a risk that a substantial weakening of foreign currencies will result in reduced sales and profitability.

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
Merchandise designed by Ms. Peretti accounted for 10% of 2010 net sales. Tiffany has an exclusive long-standing license arrangement with Ms. Peretti to sell her designs and use her trademarks; this arrangement is subject to royalty payments as well as other requirements. This license may be terminated by Tiffany or Ms. Peretti on six months notice, even in the case where no default has occurred. Also, no agreement has been made for the continued sale of the designs or use of the trademarks ELSA PERETTI following the death or disability of Ms. Peretti, who is now 71 years of age. Loss of this license would have a material adverse effect on the Registrant’s business through lost sales and profits.
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
In 2010, Japan represented 18% of the Registrant’s consolidated worldwide net sales and 27% of the Registrant’s earnings from continuing operations. The effect of earthquake-related events, including the availability of electric power, public transportation, personal income tax rates, currency conversion rates and consumer confidence, could have an adverse effect on the Registrant’s sales and profits for some period of time.

PART II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains the Company’s stock repurchases of equity securities in the first quarter of 2011:
Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares, (or
	(a) Total Number of	(b) Average	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
February 1, 2011 to February 28, 2011	161,596	$61.60	161,596	$382,064,000

March 1, 2011 to March 31, 2011	148,505	$60.39	148,505	$373,095,000

April 1, 2011 to April 30, 2011	142,875	$63.10	142,875	$364,080,000

TOTAL	452,976	$61.68	452,976	$364,080,000
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

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011, furnished with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO. (Registrant)
Date: May 26, 2011	By:	/s/ James N. Fernandez
James N. Fernandez
Executive Vice President and Chief Financial Officer
(principal financial officer)