Form 10-Q
period 2011-07-31
TIFFANY & CO
filed 2011-09-01
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-9494
TIFFANY & CO.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-3228013 (I.R.S. Employer Identification No.)

727 Fifth Ave. New York, NY (Address of principal executive offices)	10022 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 127,275,827 shares outstanding at the close of business on August 31, 2011.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2011

PAGE
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — July 31, 2011, January 31, 2011 and July 31, 2010 (Unaudited)	3

Condensed Consolidated Statements of Earnings — for the three months and six months ended July 31, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity — for the six months ended July 31, 2011 and Comprehensive Earnings — for the three months and six months ended July 31, 2011 and 2010 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows — for the six months ended July 31, 2011 and 2010 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1A. Risk Factors	30-32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34

(a) Exhibits	34

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. Financial Information

Item 1.	Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	July 31, 2011	January 31, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$532,981	$681,591	$566,725
Short-term investments	32,210	59,280	47,949
Accounts receivable, less allowances of $12,400, $11,783 and $12,326	182,001	185,969	156,708
Inventories, net	1,836,874	1,625,302	1,553,117
Deferred income taxes	67,964	41,826	16,114
Prepaid expenses and other current assets	115,474	90,577	76,780

Total current assets	2,767,504	2,684,545	2,417,393

Property, plant and equipment, net	738,172	665,588	661,387
Deferred income taxes	185,020	202,902	188,014
Other assets, net	240,192	182,634	179,767

	$3,930,888	$3,735,669	$3,446,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$97,272	$38,891	$44,221
Current portion of long-term debt	61,728	60,855	269,960
Accounts payable and accrued liabilities	274,301	258,611	165,757
Income taxes payable	20,687	55,691	16,198
Merchandise and other customer credits	66,764	65,865	60,546

Total current liabilities	520,752	479,913	556,682

Long-term debt	534,673	588,494	467,855
Pension/postretirement benefit obligations	205,298	217,435	189,978
Deferred gains on sale-leasebacks	125,173	124,980	124,932
Other long-term liabilities	193,256	147,372	141,112

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 128,164, 126,969 and 126,488	1,281	1,269	1,265
Additional paid-in capital	951,552	863,967	813,600
Retained earnings	1,378,054	1,324,804	1,182,840
Accumulated other comprehensive gain (loss), net of tax	20,849	(12,565)	(31,703)

Total stockholders’ equity	2,351,736	2,177,475	1,966,002

	$3,930,888	$3,735,669	$3,446,561

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

Net sales	$872,712	$668,760	$1,633,730	$1,302,346
Cost of sales	358,015	282,008	675,340	549,616

Gross profit	514,697	386,752	958,390	752,730
Selling, general and administrative expenses	374,157	273,146	681,884	533,707

Earnings from operations	140,540	113,606	276,506	219,023
Interest and other expenses, net	9,619	11,121	19,766	23,259

Earnings from operations before income taxes	130,921	102,485	256,740	195,764
Provision for income taxes	40,878	34,810	85,634	63,664

Net earnings	$90,043	$67,675	$171,106	$132,100

Earnings per share:
Basic	$0.70	$0.53	$1.34	$1.04

Diluted	$0.69	$0.53	$1.32	$1.03

Weighted-average number of common shares:
Basic	128,030	126,897	127,816	126,798
Diluted	129,794	128,385	129,587	128,464
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE EARNINGS
(Unaudited)
(in thousands)

			Accumulated
	Total		Other			Additional
	Stockholders’	Retained	Comprehensive	Common Stock		Paid-In
	Equity	Earnings	(Loss) Gain	Shares	Amount	Capital
Balances, January 31, 2011	$2,177,475	$1,324,804	$(12,565)	126,969	$1,269	$863,967
Exercise of stock options and vesting of restricted stock units (“RSUs”)	57,016	—	—	1,914	19	56,997
Tax effect of exercise of stock options and vesting of RSUs	14,561	—	—	—	—	14,561
Share-based compensation expense	15,239	—	—	—	—	15,239
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	4,500	—	—	64	1	4,499
Purchase and retirement of Common Stock	(52,487)	(48,768)	—	(783)	(8)	(3,711)
Cash dividends on Common Stock	(69,088)	(69,088)	—	—	—	—
Deferred hedging loss, net of tax	(4,648)	—	(4,648)	—	—	—
Unrealized gain on marketable securities, net of tax	343	—	343	—	—	—
Foreign currency translation adjustments, net of tax	36,021	—	36,021	—	—	—
Net unrealized gain on benefit plans, net of tax	1,698	—	1,698	—	—	—
Net earnings	171,106	171,106	—	—	—	—

Balances, July 31, 2011	$2,351,736	$1,378,054	$20,849	128,164	$1,281	$951,552

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Comprehensive earnings are as follows:
Net earnings	$90,043	$67,675	$171,106	$132,100
Other comprehensive gain (loss), net of tax:
Deferred hedging (loss) gain	(5,638)	(2,733)	(4,648)	2,075
Foreign currency translation adjustments	6,325	1,089	36,021	(2,171)
Unrealized (loss) gain on marketable securities	(596)	(447)	343	636
Net unrealized gain on benefit plans	835	474	1,698	1,022

Comprehensive earnings	$90,969	$66,058	$204,520	$133,662

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$171,106	$132,100
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	71,596	72,292
Lease exit charge	30,884	—
Amortization of gain on sale-leasebacks	(5,412)	(4,927)
Excess tax benefits from share-based payment arrangements	(15,749)	(3,936)
Provision for inventories	14,870	14,184
Deferred income taxes	(2,854)	(19,069)
Provision for pension/postretirement benefits	15,414	13,442
Share-based compensation expense	15,090	12,795
Changes in assets and liabilities:
Accounts receivable	8,688	5,235
Inventories	(195,739)	(133,495)
Prepaid expenses and other current assets	(21,536)	(7,596)
Accounts payable and accrued liabilities	(21,300)	(53,546)
Income taxes payable	(19,391)	(45,058)
Merchandise and other customer credits	221	(5,821)
Other, net	(1,993)	(36,711)

Net cash provided by (used in) operating activities	43,895	(60,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(33,771)	(48,461)
Proceeds from sale of marketable securities and short-term investments	66,364	—
Capital expenditures	(111,016)	(50,760)
Notes receivable funded	(56,605)	—
Other	(1,674)	—

Net cash used in investing activities	(136,702)	(99,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	51,174	17,775
Repayment of long-term debt	(58,915)	—
Repurchase of Common Stock	(52,487)	(47,138)
Proceeds from exercise of stock options	57,016	31,192
Excess tax benefits from share-based payment arrangements	15,749	3,936
Cash dividends on Common Stock	(69,088)	(57,130)
Purchase of non-controlling interests	—	(7,000)

Net cash used in financing activities	(56,551)	(58,365)

Effect of exchange rate changes on cash and cash equivalents	748	(1,280)

Net decrease in cash and cash equivalents	(148,610)	(218,977)
Cash and cash equivalents at beginning of year	681,591	785,702

Cash and cash equivalents at end of six months	$532,981	$566,725

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (the “Company”) and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (“VIE“s), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of July 31, 2011 and 2010 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2011 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.
The Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three and six months ended July 31, 2011 and 2010 are not necessarily indicative of the results of the entire fiscal year.
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
For the receivables associated with Tiffany & Co. credit cards (“Credit Card Receivables”), the Company uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants’ credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. The Company classifies a Credit Card account as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all accounts receivable recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At July 31, 2011, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net in the Company’s condensed consolidated balance sheet) was $54,351,000, of which 97% was considered current. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $2,000,000 at July 31, 2011) was determined based on the factors discussed above, and did not change significantly from January 31, 2011. Finance charges on Credit Card accounts are not significant.
The Company may, from time to time, extend loans to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output. Management evaluates these and any other loans that may arise for potential impairment by reviewing the parties’ financial statements and projections and other economic factors on a periodic basis. The carrying amount of loans receivable outstanding including accrued interest (primarily included within other assets, net on the Company’s condensed consolidated balance sheet) was $57,396,000 as of July 31, 2011. The Company has not recorded any impairment charges on such loans as of July 31, 2011.

3.	INVENTORIES

(in thousands)	July 31, 2011	January 31, 2011	July 31, 2010
Finished goods	$1,035,615	$988,085	$978,021
Raw materials	656,772	534,879	469,804
Work-in-process	144,487	102,338	105,292

Inventories, net	$1,836,874	$1,625,302	$1,553,117

4.	INCOME TAXES
The effective income tax rate for the three months ended July 31, 2011 was 31.2% versus 34.0% in the prior year. The decline is primarily due to the reversal of a valuation allowance against certain deferred tax assets where management has determined it is more likely than not that the deferred tax assets will be realized in the future. The effective income tax rate for the six months ended July 31, 2011 was 33.4% versus 32.5% in the prior year. In the six months ended July 31, 2010, the Company recorded a net income tax benefit of $3,096,000 primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations.
During the six months ended July 31, 2011, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including New York state tax years 2004-2007, New York City tax years 2006-2008, New Jersey tax years 2006-2009 and by the Internal Revenue Service tax years 2006-2009. Tax years from 2004-present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant affect on net earnings. Future developments may result in a change in this assessment.
5.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.
The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2011	2010	2011	2010
Net earnings for basic and diluted EPS	$90,043	$67,675	$171,106	$132,100

Weighted-average shares for basic EPS	128,030	126,897	127,816	126,798
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,764	1,488	1,771	1,666

Weighted-average shares for diluted EPS	129,794	128,385	129,587	128,464

For the three months ended July 31, 2011 and 2010, there were 351,000 and 487,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2011 and 2010, there were 332,000 and 459,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.
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
Types of Derivative Instruments
Interest Rate Swap Agreements — The Company entered into interest rate swap agreements to convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swap agreements serve as a hedge to changes in the fair value of these debt instruments. The Company hedges its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The Company accounts for the interest rate swaps as fair value hedges. As of July 31, 2011, the notional amount of interest rate swap agreements outstanding was $160,000,000.
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
In 2010, the Company de-designated all of its outstanding put option contracts (notional amount of $10,000,000 outstanding at July 31, 2011) and entered into offsetting call option contracts. These put and call option contracts are accounted for as undesignated hedges. Any gains or losses on these de-designated put option contracts are substantially offset by losses or gains on the call option contracts.
As of July 31, 2011, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $167,900,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $21,596,000. The term of all outstanding foreign exchange forward contracts as of July 31, 2011 ranged from less than one month to 15 months.
Precious Metal Collars & Forward Contracts — The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of July 31, 2011, there were approximately 14,600 ounces of platinum and 535,300 ounces of silver precious metal derivative instruments outstanding.
Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended July 31,
	2011		2010
	Pre-Tax Gain	Pre-Tax Loss	Pre-Tax Gain	Pre-Tax Loss
	Recognized in	Recognized in	Recognized in	Recognized in
	Earnings on	Earnings on	Earnings on	Earnings on
(in thousands)	Derivatives	Hedged Item	Derivatives	Hedged Item
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements [a]	$1,775	$(1,486)	$4,441	$(3,899)

	Six Months Ended July 31,
	2011		2010
	Pre-Tax Gain	Pre-Tax Loss	Pre-Tax Gain	Pre-Tax Loss
	Recognized in	Recognized in	Recognized in	Recognized in
	Earnings on	Earnings on	Earnings on	Earnings on
(in thousands)	Derivatives	Hedged Item	Derivatives	Hedged Item
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements [a]	$1,750	$(1,492)	$4,906	$(4,297)

	Three Months Ended July 31,
	2011		2010
		Amount of (Loss)		Amount of (Loss)
		Gain Reclassified		Gain Reclassified
	Pre-Tax Loss	from Accumulated	Pre-Tax Loss	from Accumulated
	Recognized in OCI	OCI into Earnings	Recognized in OCI	OCI into Earnings
(in thousands)	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [b]	$(8,959)	$(1,156)	$(1,968)	$(37)
Put option contracts [b]	(51)	(701)	(1,769)	(692)
Precious metal collars [b]	—	213	(1)	(466)
Precious metal forward contracts [b]	(518)	910	(1,435)	322

	$(9,528)	$(734)	$(5,173)	$(873)

	Six Months Ended July 31,
	2011		2010
		Amount of (Loss)		Amount of (Loss)
	Pre-Tax (Loss)	Gain Reclassified	Pre-Tax (Loss)	Gain Reclassified
	Gain Recognized	from Accumulated	Gain Recognized	from Accumulated
	in OCI (Effective	OCI into Earnings	in OCI (Effective	OCI into Earnings
(in thousands)	Portion)	(Effective Portion)	Portion)	(Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [b]	$(10,158)	$(2,053)	$643	$(266)
Put option contracts [b]	(61)	(1,339)	(1,416)	(1,507)
Precious metal collars [b]	—	607	276	(1,178)
Precious metal forward contracts [b]	2,073	1,815	1,370	460

	$(8,146)	$(970)	$873	$(2,491)

	Pre-Tax Gain (Loss) Recognized in Earnings
	on Derivative
	Three Months Ended		Three Months Ended
(in thousands)	July 31, 2011		July 31, 2010
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts [a]	$94	[c]	$(99)[c]
Call option contracts [b]	25		82
Put option contracts [b]	(25)		(82)

	$94		$(99)

	Pre-Tax Gain (Loss) Recognized in Earnings
	on Derivative
	Six Months Ended		Six Months Ended
(in thousands)	July 31, 2011		July 31, 2010
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts [a]	$541	[c]	$(614)[c]
Call option contracts [b]	92		148
Put option contracts [b]	(92)		(148)

	$541		$(614)

[a]	The gain or loss recognized in earnings is included within Interest and other expenses, net on the Company’s Condensed Consolidated Statement of Earnings.

[b]	The gain or loss recognized in earnings is included within Cost of sales on the Company’s Condensed Consolidated Statement of Earnings.

[c]	Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.
There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended July 31, 2011 and 2010. The Company expects approximately $6,134,000 of net pre-tax derivative losses included in accumulated other comprehensive income at July 31, 2011 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.
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
Financial assets and liabilities carried at fair value at July 31, 2011 are classified in the tables below in one of the three categories described above:

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Mutual funds [a]	$39,564	$39,564	$—	$—	$39,564
Time deposits [b]	32,210	32,210	—	—	32,210

Derivatives designated as hedging instruments:

Interest rate swap agreements [a]	7,905	—	7,905	—	7,905
Precious metal forward contracts [c]	2,322	—	2,322	—	2,322

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	75	—	75	—	75

Total financial assets	$82,076	$71,774	$10,302	$—	$82,076

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Derivatives designated as hedging instruments:

Foreign exchange forward contracts [d]	$8,258	$—	$8,258	$—	$8,258
Precious metal forward contracts [d]	146	—	146	—	146

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	34	—	34	—	34

Total financial liabilities	$8,438	$—	$8,438	$—	$8,438

Financial assets and liabilities carried at fair value at July 31, 2010 are classified in the tables below in one of the three categories described above:

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Mutual funds [a]	$41,318	$41,318	$—	$—	$41,318
Time deposits[b]	47,949	47,949	—	—	47,949

Derivatives designated as hedging instruments:

Interest rate swap agreements [a]	6,901	—	6,901	—	6,901
Put option contracts [c]	856	—	856	—	856
Precious metal forward contracts [c]	1,220	—	1,220	—	1,220
Precious metal collars [c]	151	—	151	—	151

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	184	—	184	—	184

Total financial assets	$98,579	$89,267	$9,312	$—	$98,579

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	$452	$—	$452	$—	$452

Total financial liabilities	$452	$—	$452	$—	$452

[a]	Included within Other assets, net on the Company’s Condensed Consolidated Balance Sheet.

[b]	Included within Short-term investments on the Company’s Condensed Consolidated Balance Sheet.

[c]	Included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.

[d]	Included within Accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of debt with variable interest rates approximates carrying value. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities. The total carrying value of short-term borrowings and long-term debt was $693,673,000 and $782,036,000 and the corresponding fair value was approximately $850,000,000 and $850,000,000 at July 31, 2011 and 2010.
8.	DEBT
In May 2011, the Company entered into a ¥4,000,000,000 ($49,240,000 at issuance) one-year uncommitted credit facility. Borrowings may be made on one-, three- or 12-month terms bearing interest at the LIBOR rate plus 0.25%, subject to bank approval. As of July 31, 2011, the Company had borrowed the full amount under the facility.
9.	COMMITMENTS AND CONTINGENCIES
In March 2011, Laurelton Diamonds, Inc., a direct, wholly-owned subsidiary of the Company (“Laurelton”), as lender, entered into a $50,000,000 amortizing term loan facility agreement (the “Loan”) with Koidu

Holdings S.A. (“Koidu”), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the “Mine”) from which Laurelton now acquires diamonds. Koidu is required under the terms of the Loan to apply the proceeds of the Loan to capital expenditures necessary to expand the Mine, among other purposes. The Loan is required to be repaid in full by March 2017 through semi-annual payments scheduled to begin in March 2013. Interest accrues at a rate per annum that is the greater of (i) LIBOR plus 3.5% or (ii) 4%. In consideration of the Loan, Laurelton was granted the right to purchase at fair market value diamonds recovered from the Mine that meet Laurelton’s quality standards. The Loan may be drawn in multiple installments subject to certain contingencies; as of July 31, 2011, the Loan was fully funded. The assets of Koidu, including all equipment and rights in respect of the Mine, are subject to the security interest of a lender that is not affiliated with the Company. The Loan will be partially secured by diamonds that have been extracted from the Mine and that have not been sold to third parties. The Company has evaluated the variable interest entity consolidation requirements with respect to this transaction and has determined that it is not the primary beneficiary, as it does not have the power to direct any of the activities that most significantly impact Koidu’s economic performance.
In April 2010, Tiffany and Company, the Company’s principal operating subsidiary (“Tiffany”) committed to a plan to consolidate and relocate its New York headquarters staff to a single location in New York City from three separate locations leased in midtown Manhattan. The move occurred in June 2011. Tiffany intends to sublease its existing properties through the end of their lease terms which run through 2015, but expects to recover only a portion of its rent obligations due to current market conditions. Accordingly, Tiffany recorded expenses of $34,497,000 and $42,719,000 during the three months and six months ended July 31, 2011 primarily within selling, general and administrative (“SG&A”) expenses in the consolidated statement of earnings, of which $30,884,000 is related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income. The remaining expense is due to the acceleration of the useful lives of certain property and equipment, incremental rent expense during the transition period and lease termination payments. The expenses recorded during the three and six months ended July 31, 2010 were $3,945,000 and $4,805,000 and were primarily included within SG&A expenses.
10.	STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Gain (Loss)

	July 31,	January 31,	July 31,
(in thousands)	2011	2011	2010
Accumulated other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	$77,436	$41,415	$14,341
Deferred hedging loss	(5,840)	(1,192)	(532)
Unrealized gain (loss) on marketable securities	485	142	(1,263)
Net unrealized loss on benefit plans	(51,232)	(52,930)	(44,249)

	$20,849	$(12,565)	$(31,703)

11.	EMPLOYEE BENEFIT PLANS
The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.
Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended July 31,
			Other
	Pension Benefits		Postretirement Benefits
(in thousands)	2011	2010	2011	2010
Net Periodic Benefit Cost:
Service cost	$3,592	$3,274	$504	$347
Interest cost	6,274	5,998	753	696
Expected return on plan assets	(4,849)	(4,455)	—	—
Amortization of prior service cost	267	269	(165)	(165)
Amortization of net loss	1,404	760	3	—

Net expense	$6,688	$5,846	$1,095	$878

	Six Months Ended July 31,
			Other
	Pension Benefits		Postretirement Benefits
(in thousands)	2011	2010	2011	2010
Net Periodic Benefit Cost:
Service cost	$7,182	$6,543	$1,007	$694
Interest cost	12,481	11,995	1,505	1,392
Expected return on plan assets	(9,697)	(8,910)	—	—
Amortization of prior service cost	533	538	(330)	(330)
Amortization of net loss	2,727	1,520	6	—

Net expense	$13,226	$11,686	$2,188	$1,756

12. SEGMENT INFORMATION
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

Certain information relating to the Company’s segments is set forth below:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2011	2010	2011	2010
Net sales:
Americas	$438,223	$350,433	$812,875	$665,691
Asia-Pacific	173,241	111,490	340,488	233,826
Japan	142,502	118,031	265,860	233,080
Europe	101,349	76,893	186,975	145,521

Total reportable segments	855,315	656,847	1,606,198	1,278,118
Other	17,397	11,913	27,532	24,228

	$872,712	$668,760	$1,633,730	$1,302,346

Earnings (losses) from operations*:
Americas	$94,683	$68,970	$169,096	$123,892
Asia-Pacific	46,706	24,366	95,340	56,540
Japan	41,116	31,228	72,807	62,224
Europe	24,182	16,841	43,950	31,469

Total reportable segments	206,687	141,405	381,193	274,125
Other	1,434	862	1,612	1,110

	$208,121	$142,267	$382,805	$275,235

*	Represents earnings from operations before unallocated corporate expenses, interest and other expenses, net and other expense.
The following table sets forth a reconciliation of the segments’ earnings from operations to the Company’s consolidated earnings from operations before income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2011	2010	2011	2010
Earnings from operations for segments	$208,121	$142,267	$382,805	$275,235
Unallocated corporate expenses	(33,084)	(24,716)	(63,580)	(51,407)
Interest and other expenses, net	(9,619)	(11,121)	(19,766)	(23,259)
Other expense	(34,497)	(3,945)	(42,719)	(4,805)

Earnings from operations before income taxes	$130,921	$102,485	$256,740	$195,764

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.
Other expense in the three and six months ended July 31, 2011 and 2010 represents charges associated with Tiffany’s consolidation and relocation of its New York headquarters staff to a single location. See “Note 9. Commitments and Contingencies.”
13.	SUBSEQUENT EVENT
On August 18, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.29 per share of Common Stock. This dividend will be paid on October 11, 2011 to stockholders of record on September 20, 2011.

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

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.
HIGHLIGHTS
•	Worldwide net sales increased 30% in the three months (“second quarter”) and 25% in the six months (“first half”) ended July 31, 2011. Sales in all reportable segments increased in both periods.
•
On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales increased 24% in the second quarter and 20% in the first half and comparable store sales increased 22% in the second quarter and 18% in the first half.

•
The Company added a net of three TIFFANY & CO. stores (two in the Americas, two in Europe and a net reduction of one in Japan) in the first half. Management’s current worldwide objective is to open 16 stores (net) in 2011.

•
Operating margin decreased 0.9 percentage point in the second quarter and increased 0.1 percentage point in the first half. Gross margin in both periods increased over the prior year. However, the Company recorded charges (primarily within selling, general and administrative expenses) of $34,497,000 and $42,719,000 during the second quarter and first half of 2011 and $3,945,000 and $4,805,000 during the same periods in the prior year associated with Tiffany’s consolidation and relocation of its New York headquarters staff to a single location (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 9. Commitments and Contingencies”). Excluding those charges, operating margin increased 2.5 percentage points in the second quarter and 2.3 percentage points in the first half.

•	Net earnings increased 33% to $90,043,000, or $0.69 per diluted share, in the second quarter and 30% to $171,106,000, or $1.32 per diluted share, in the first half.

•
Consistent with the Company’s strategy to maintain substantial control over product supply through direct diamond sourcing, in March 2011 a subsidiary of the Company entered into a $50,000,000 amortizing term loan facility agreement with Koidu Holdings S.A. and in return was granted the right to purchase diamonds meeting the Company’s quality standards recovered from their kimberlite diamond mine in Sierra Leone (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 9. Commitments and Contingencies”).

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
The Company’s management does not, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The Company presents such non-GAAP financial measures in reporting its financial results to provide investors with an additional tool to evaluate the Company’s operating results. The following table reconciles sales percentage increases from the GAAP to the non-GAAP basis versus the previous year:

	Second Quarter 2011 vs. 2010			First Half 2011 vs. 2010
			Constant-			Constant-
	GAAP	Translation	Exchange-	GAAP	Translation	Exchange-
	Reported	Effect	Rate Basis	Reported	Effect	Rate Basis

Net Sales:
Worldwide	30%	6%	24%	25%	5%	20%
Americas	25%	1%	24%	22%	1%	21%
Asia-Pacific	55%	10%	45%	46%	8%	38%
Japan	21%	13%	8%	14%	12%	2%
Europe	32%	15%	17%	28%	10%	18%

Comparable Store Sales:
Worldwide	28%	6%	22%	24%	6%	18%
Americas	24%	1%	23%	21%	1%	20%
Asia-Pacific	51%	10%	41%	41%	8%	33%
Japan	22%	14%	8%	15%	12%	3%
Europe	25%	14%	11%	23%	11%	12%

RESULTS OF OPERATIONS
Net Sales
Net sales by segment were as follows:

	Second Quarter
(in thousands)	2011	2010	Increase
Americas	$438,223	$350,433	25%
Asia-Pacific	173,241	111,490	55%
Japan	142,502	118,031	21%
Europe	101,349	76,893	32%
Other	17,397	11,913	46%

	$872,712	$668,760	30%

	First Half
(in thousands)	2011	2010	Increase
Americas	$812,875	$665,691	22%
Asia-Pacific	340,488	233,826	46%
Japan	265,860	233,080	14%
Europe	186,975	145,521	28%
Other	27,532	24,228	14%

	$1,633,730	$1,302,346	25%

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
Americas. In the second quarter, total sales increased $87,790,000, or 25%, primarily due to an increase in the average price per unit sold. Total sales also benefited from an increase in the number of units sold. Comparable store sales increased $71,758,000, or 24%, consisting of increases in both New York Flagship store sales of 41%, which benefited from strong foreign tourist demand, and comparable branch store sales of 20%. On a constant-exchange-rate basis, sales increased 24% and comparable store sales increased 23%. Combined Internet and catalog sales in the Americas increased $5,783,000, or 16%, due to similar increases in the number of orders and in the average price per order.
In the first half, total sales increased $147,184,000, or 22%, primarily due to an increase in the average price per unit sold. Total sales also benefited from an increase in the number of units sold. Comparable store sales increased $118,264,000, or 21%, consisting of increases in both New York Flagship store sales of 33%, which benefited from strong foreign tourist demand, and comparable branch store sales of 18%. On a constant-exchange-rate basis, sales increased 21%, and comparable store sales increased 20%. Combined Internet and catalog sales in the Americas increased $10,767,000, or 15%, due to similar increases in the number of orders and in the average price per order.
Asia-Pacific. In the second quarter, total sales increased $61,751,000, or 55%, due to similar increases in the average price per unit sold and in the number of units sold. Comparable store sales increased $53,834,000, or 51%. On a constant-exchange-rate basis, sales increased 45% and comparable store sales increased 41% due to sales growth in most countries, with the largest increase in the Greater China region.
In the first half, total sales increased $106,662,000, or 46%, primarily due to an increase in the average price per unit sold. Total sales also benefited from an increase in the number of units sold. Comparable store sales increased $89,553,000, or 41%, and non-comparable store sales grew $13,127,000. On a constant-exchange-rate basis, sales increased 38% and comparable store sales increased 33% in the first half due to sales growth in most countries, with the largest increase in the Greater China region.
Japan. In the second quarter, total sales increased $24,471,000, or 21%, entirely due to an increase in the average price per unit sold, which was partly offset by a decrease in the number of units sold. Comparable store sales increased $23,651,000, or 22%. On a constant-exchange-rate basis, both total sales and comparable store sales increased 8%.
In the first half, total sales increased $32,780,000, or 14%, entirely due to an increase in the average price per unit sold, which was partly offset by a decrease in the number of units sold. Comparable store sales increased $31,632,000, or 15%. On a constant-exchange-rate basis, sales increased 2% and comparable store sales increased 3%. Sales in Japan were affected by earthquake-related events in the first quarter. Certain locations were closed for approximately one week following the earthquake and some operated on reduced hours for a period of time; however, all locations have re-opened and are operating under normal hours.
Europe. In the second quarter, total sales increased $24,456,000, or 32%, primarily due to an increase in the number of units sold. Total sales also benefited from an increase in the average price per unit sold. Comparable store sales increased $17,456,000, or 25%, and non-comparable store sales grew $3,868,000. On a constant-exchange-rate basis, sales increased 17% and comparable store sales rose 11%, due to strong growth in most of Continental Europe and growth in the U.K.
In the first half, total sales increased $41,454,000, or 28%, primarily due to an increase in the number of units sold. Total sales also benefited from an increase in the average price per unit sold. Comparable store sales increased $29,961,000, or 23%, and non-comparable store sales grew $6,854,000. On a constant-exchange-rate basis, sales increased 18% and comparable store sales increased 12%, due to strong growth in most of Continental Europe and growth in the U.K.
Store Data. Management currently expects to add 16 (net) Company-operated TIFFANY & CO. stores and boutiques in 2011, increasing the store base by 7%, including six stores in the Americas, three stores in Europe, eight stores in Asia-Pacific and a net reduction of one location in Japan. The following table shows locations which have already been opened or closed, or where plans have been finalized:

	Openings (Closings)	Remaining Openings
Location	as of July 31, 2011	2011
Americas:
Calgary, Canada	Second Quarter
Northbrook, Illinois	Second Quarter
Las Vegas — Fashion Show Mall, Nevada		Third Quarter
Richmond, Virginia		Third Quarter
Brasilia, Brazil		Third Quarter
Vancouver — Oakridge Centre, Canada		Fourth Quarter
Asia-Pacific:
Chongquing, China		Third Quarter
Guangzhou, China		Third Quarter
Nanjing, China		Third Quarter
Daegu, Korea		Third Quarter
Incheon, Korea		Third Quarter
Wuhan, China		Fourth Quarter
Seoul — Apkujung, Korea		Fourth Quarter
Taichung — Far Eastern, Taiwan		Fourth Quarter
Japan:
Hakata Hankyu	First Quarter
Kokura Izutsuya	(First Quarter)
Wakayama Kintetsu	(First Quarter)
Europe:
Frankfurt — Frankfurt International Airport, Germany	Second Quarter
Zurich — Zurich Airport, Switzerland	Second Quarter
Milan — Excelsior, Italy		Third Quarter

Other. Other sales increased $5,484,000, or 46%, in the second quarter primarily due to increased sales of TIFFANY & CO. merchandise to independent distributors in emerging markets as well as increased wholesale sales of rough diamonds. Other sales increased $3,304,000, or 14%, in the first half primarily due to increased sales of TIFFANY & CO. merchandise to independent distributors in emerging markets which was partly offset by lower wholesale sales of rough diamonds.
Gross Margin

	Second Quarter		First Half
	2011	2010	2011	2010
Gross profit as a percentage of net sales	59.0%	57.8%	58.7%	57.8%

Gross margin (gross profit as a percentage of net sales) increased by 1.2 percentage points in the second quarter and by 0.9 percentage point in the first half due to sales leverage on fixed costs.
Management periodically reviews and adjusts its retail prices when appropriate to address product cost increases, specific market conditions and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. The Company uses derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 6. Hedging Instruments”). In the first half of the year the Company increased retail prices to address higher product costs and its strategy is to pursue that approach when appropriate in the future.
Selling, General and Administrative (“SG&A”) Expenses

	Second Quarter		First Half
	2011	2010	2011	2010
SG&A expenses as a percentage of net sales	42.9%	40.8%	41.7%	41.0%

SG&A expenses increased $101,011,000, or 37%, in the second quarter. The Company recorded nonrecurring charges of $34,497,000 and $3,656,000 in the second quarters of 2011 and 2010 associated with Tiffany’s consolidation and relocation of its New York headquarters staff into a single location (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 9. Commitments and Contingencies”). Excluding these charges, SG&A expenses increased $70,170,000, or 26%, primarily due to increased marketing expenses of $20,015,000, increased labor and benefit costs of $19,112,000, increased depreciation and store occupancy expenses related to new and existing stores of $14,725,000 and increased sales-related variable costs of $6,128,000.
SG&A expenses increased $148,177,000, or 28%, in the first half. The Company recorded nonrecurring charges of $42,506,000 and $4,444,000 in the first half of 2011 and 2010 associated with Tiffany’s consolidation and relocation of its New York headquarters staff into a single location (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 9. Commitments and Contingencies”). Excluding these charges, SG&A expenses increased $110,115,000, or 21%, primarily due to increased labor and benefit costs of $29,516,000, increased marketing expenses of $26,975,000, increased depreciation and store occupancy expenses related to new and existing stores of $27,102,000 and increased sales-related variable costs of $10,194,000.
SG&A expenses as a percentage of net sales increased 2.1 percentage points in the second quarter and 0.7 percentage point in the first half. Excluding the nonrecurring charges noted above, SG&A expenses as a percentage of net sales decreased 1.4 percentage points in the second quarter and 1.5 percentage points in the first half due to the leveraging effect of fixed costs.

Earnings from Operations

	Second		Second
	Quarter	% of Net	Quarter	% of Net
(in thousands)	2011	Sales*	2010	Sales*
Earnings from operations:
Americas	$94,683	21.6%	$68,970	19.7%
Asia-Pacific	46,706	27.0%	24,366	21.9%
Japan	41,116	28.9%	31,228	26.5%
Europe	24,182	23.9%	16,841	21.9%
Other	1,434	8.2%	862	7.2%

	208,121		142,267
Unallocated corporate expenses	(33,084)	(3.8)%	(24,716)	(3.7)%
Other expense	(34,497)		(3,945)

Earnings from operations	$140,540	16.1%	$113,606	17.0%

*	Percentages represent earnings from operations as a percentage of each segment’s net sales.
Earnings from operations increased 24% in the second quarter. On a segment basis, the ratio of earnings from operations (before the effect of unallocated corporate expenses and other expense) to each segment’s net sales in the second quarter of 2011 and 2010 was as follows:
•	Americas — the ratio increased 1.9 percentage points primarily resulting from the leveraging of operating expenses as well as an increase in gross margin;
•	Asia-Pacific — the ratio increased 5.1 percentage points primarily due to the leveraging of operating expenses as well as an increase in gross margin;
•	Japan — the ratio increased 2.4 percentage points primarily due to an increase in gross margin;
•	Europe — the ratio increased 2.0 percentage points primarily due to an increase in gross margin; and
•	Other — the ratio increased 1.0 percentage point.

	First Half	% of Net	First Half	% of Net
(in thousands)	2011	Sales*	2010	Sales*
Earnings from operations:
Americas	$169,096	20.8%	$123,892	18.6%
Asia-Pacific	95,340	28.0%	56,540	24.2%
Japan	72,807	27.4%	62,224	26.7%
Europe	43,950	23.5%	31,469	21.6%
Other	1,612	5.9%	1,110	4.6%

	382,805		275,235
Unallocated corporate expenses	(63,580)	(3.9)%	(51,407)	(3.9)%
Other expense	(42,719)		(4,805)

Earnings from operations	$276,506	16.9%	$219,023	16.8%

*	Percentages represent earnings from operations as a percentage of each segment’s net sales.
Earnings from operations increased 26% in the first half. On a segment basis, the ratio of earnings from operations (before the effect of unallocated corporate expenses and other expense) to each segment’s net sales in the first half of 2011 and 2010 was as follows:
•	Americas — the ratio increased 2.2 percentage points primarily resulting from the leveraging of operating expenses;

•	Asia-Pacific — the ratio increased 3.8 percentage points primarily due to the leveraging of operating expenses as well as an increase in gross margin;
•	Japan — the ratio increased 0.7 percentage point primarily due to an increase in gross margin partly offset by increased operating expenses;
•	Europe — the ratio increased 1.9 percentage points primarily due an increase in gross margin; and
•	Other — the ratio increased 1.3 percentage points.
Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Total unallocated corporate expenses as a percentage of net sales increased 0.1 percentage point in the second quarter and were consistent with the prior year in the first half.
Other expense in the second quarter and first half of 2011 and 2010 represents charges associated with Tiffany’s consolidation and relocation of its New York headquarters staff to a single location. See “Item 1. Notes to Condensed Consolidated Financial Statements — Note 9. Commitments and Contingencies.”
Interest and Other Expenses, net
Interest and other expenses, net decreased $1,502,000 in the second quarter of 2011 and $3,493,000 in the first half.
Provision for Income Taxes
The effective income tax rate was 31.2% in the second quarter of 2011 versus 34.0% in the prior year. The decline is primarily due to the reversal of a valuation allowance against certain deferred tax assets where management has determined it is more likely than not that the deferred tax assets will be realized in the future. The effective income tax rate was 33.4% in the first half of 2011 versus 32.5% in the prior year. The effective income tax rate for the first half of 2010 reflected a net income tax benefit of $3,096,000 primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations.
2011 Outlook
Management’s outlook for full year 2011 is based on the following assumptions, which may or may not prove valid, and should be read in conjunction with “Item 1A. Risk Factors” on page 30:
•
A high-teens percentage increase in worldwide net sales (in U.S. dollars). Sales assumptions by region (in U.S. dollars) include a high-teens percentage increase in the Americas, at least a 30% increase in Asia-Pacific, at least a 20% increase in Europe and a high single-digit percentage increase in Japan. Other sales are expected to increase approximately 25%.

•	The opening of 17 Company-operated stores (six in the Americas, eight in Asia-Pacific and three in Europe), as well as a net reduction of one location in Japan.
•	An increase in operating margin of more than one full point due to an improved ratio of SG&A expenses to sales and a higher gross margin.
•	Interest and other expenses, net of approximately $45,000,000.
•	An effective income tax rate of approximately 34%.
•	Net earnings increasing 25% — 28% to $3.65 — $3.75 per diluted share.
•	An increase in net inventories of more than 15%.
•	Capital expenditures of approximately $250,000,000.
The above assumptions for operating margin and net earnings per diluted share do not include expenses of $42,719,000 recorded in the first half of 2011 primarily related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income, as well as the acceleration of the useful lives of certain property and equipment, incremental rent during the transition period and lease termination payments associated with Tiffany’s consolidation and relocation of its New York headquarters staff to a single location (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 9. Commitments and Contingencies”). Tiffany expects overall savings of more than $100,000,000 over the 15-year lease term of the new location as a result of an overall reduction in rent expense; these estimated savings are based on current rental costs and assumptions made regarding future potential rent increases at the existing locations. Changes in market conditions may affect the total expenses ultimately recorded.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditures needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position that provides flexibility to pursue future strategic initiatives. Management regularly assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and other investments. Management believes that cash on hand, internally-generated cash flows and the funds available under its revolving credit facilities are sufficient to support the Company’s liquidity and capital requirements for the foreseeable future.
The following table summarizes cash flows from operating, investing and financing activities:

	First Half
(in thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$43,895	$(60,111)
Investing activities	(136,702)	(99,221)
Financing activities	(56,551)	(58,365)
Effect of exchange rates on cash and cash equivalents	748	(1,280)

Net decrease in cash and cash equivalents	$(148,610)	$(218,977)

Operating Activities
The Company had a net cash inflow from operating activities of $43,895,000 in the first half of 2011 compared with an outflow of $60,111,000 in the same period in 2010. The variance between 2011 and 2010 is primarily due to increased net earnings as well as adjustments for non-cash items. Additionally, the first half of 2011 includes the Company’s contribution of $25,000,000 to its pension plan versus a contribution of $40,000,000 in the comparable period in 2010, both of which are reflected in Other, net on the Condensed Consolidated Statements of Cash Flows.
Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,246,752,000 and 5.3 at July 31, 2011, compared with $2,204,632,000 and 5.6 at January 31, 2011 and $1,860,711,000 and 4.3 at July 31, 2010.
Accounts receivable, less allowances at July 31, 2011 were 2% lower than January 31, 2011 due to the seasonality of the Company’s business. Accounts receivable, less allowances at July 31, 2011 were 16% higher than July 31, 2010, due to sales growth. Strengthening foreign currency exchange rates increased accounts receivable balances by 6% compared to July 31, 2010.
Inventories, net at July 31, 2011 were 13% higher than January 31, 2011 and were 18% higher than July 31, 2010. Finished goods inventories rose 5% and 6% from January 31, 2011 and July 31, 2010 and combined raw material and work-in-process inventories rose 26% and 39% in those same periods, all to support sales growth, new store openings, new product launches and expanded assortments, as well as reflecting higher product and raw material acquisition costs. In addition, strengthening foreign currency exchange rates increased inventory balances by 4% compared to July 31, 2010.
Investing Activities
The Company had a net cash outflow from investing activities of $136,702,000 in the first half of 2011 compared with an outflow of $99,221,000 in the first half of 2010. The increased outflow in the current year is primarily due to higher capital expenditures (as a result of increased store openings and renovations and the relocation of the New York headquarters) and notes receivable funded, which was partly offset by proceeds received from the sale of marketable securities and short-term investments.
Financing Activities
The Company had a net cash outflow from financing activities of $56,551,000 in the first half of 2011 compared with an outflow of $58,365,000 in the first half of 2010.
Recent Borrowings. The Company had net repayments of or net proceeds from short-term and long-term borrowings as follows:

	First Half
(in thousands)	2011	2010
Short-term borrowings:
Proceeds from credit facility borrowings, net	$51,174	$17,775

Long-term borrowings:
Repayments	(58,915)	—

Net (repayments of) proceeds from total borrowings	$(7,741)	$17,775

There was $97,272,000 outstanding and $403,848,000 available under revolving credit facilities at July 31, 2011. The weighted average interest rate for the outstanding amount at July 31, 2011 was 1.71%.
In May 2011, the Company entered into a ¥4,000,000,000 ($49,240,000 at issuance) one-year uncommitted credit facility. Borrowings may be made on one-, three- or 12-month terms bearing interest at the LIBOR rate plus 0.25%, subject to bank approval. As of July 31, 2011, the Company had borrowed the full amount under the facility.
In April 2011, the Company used cash on hand and credit facility borrowings to repay the full amount outstanding of a ¥5,000,000,000 ($58,915,000 at payment date) 15-year term loan, bearing interest at a rate of 4.50%.
The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 29% at July 31, 2011, 32% at January 31, 2011 and 40% at July 31, 2010.
At July 31, 2011, the Company was in compliance with all debt covenants.
Share Repurchases. The Company’s share repurchase activity was as follows:

	Second Quarter		First Half
(in thousands, except per share amounts)	2011	2010	2011	2010
Cost of repurchases	$24,548	$32,881	$52,487	$47,138
Shares repurchased and retired	330	799	783	1,118
Average cost per share	$74.29	$41.16	$67.00	$42.15
In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The 2011 Program expires on January 31, 2013. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions. At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements. At July 31, 2011, there remained $339,532,000 of authorization for future repurchases under the 2011 Program.
Contractual Obligations
In March 2011, Laurelton Diamonds, Inc., a direct, wholly-owned subsidiary of the Company (“Laurelton”), as lender, entered into a $50,000,000 amortizing term loan facility agreement (the “Loan”) with Koidu Holdings S.A. (“Koidu”), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the “Mine”) from which Laurelton now acquires diamonds. Koidu is required under the terms of the Loan to apply the proceeds of the Loan to capital expenditures necessary to expand the Mine, among other purposes. The Loan is required to be repaid in full by March 2017 through semi-annual payments scheduled to begin in March 2013. Interest accrues at a rate per annum that is the greater of (i) LIBOR plus 3.5% or (ii) 4%. In consideration of the Loan, Laurelton was granted the right to purchase at fair market value diamonds recovered from the Mine that meet

Laurelton’s quality standards. The Loan may be drawn in multiple installments subject to certain contingencies; as of July 31, 2011 the loan was fully funded. The assets of Koidu, including all equipment and rights in respect of the Mine, are subject to the security interest of a lender that is not affiliated with the Company. The Loan will be partially secured by diamonds that have been extracted from the Mine and that have not been sold to third parties.
Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant affect on net earnings. Future developments may result in a change in this assessment.
The Company’s contractual cash obligations and commercial commitments at July 31, 2011 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2011, except as noted above.
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
Foreign Currency Risk
The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The fair value of foreign exchange forward contracts and put option contracts is sensitive to changes in foreign exchange rates. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. There were no outstanding put option contracts as of July 31, 2011. The term of all outstanding foreign exchange forward contracts as of July 31, 2011 ranged from less than one month to 15 months.
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
The Registrant has invested in and operates a significant number of stores in the greater China region and anticipates significant further expansion. Should the Chinese economy experience an economic slowdown, the sales and profitability of those stores in this region could be affected.
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
The global economy and the credit and equity markets have undergone significant disruption in recent years. Any prolonged economic weaknesses could have an adverse effect on the Registrant’s cost of borrowing, could diminish its ability to service or maintain existing financing and could make it more difficult for the Registrant to obtain additional financing or to refinance existing long-term obligations.
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
Most of the Registrant’s jewelry and non-jewelry offerings are made with diamonds, gemstones and/or precious metals. Presently, the Registrant purchases a significant portion of the world’s rough and polished white diamonds that meet the Registrant’s quality standards. Acquiring diamonds is difficult because of supply limitations and Tiffany may not be able to maintain a comprehensive selection of diamonds in each retail location due to the broad assortment of sizes, colors, clarity grades and cuts demanded by customers. A significant change in the costs or supply of these commodities could adversely affect the Registrant’s business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial increase or decrease in the cost or supply of raw materials and/or high-quality rough and polished diamonds within the quality grades, colors and sizes that customers demand could affect, negatively or positively, customer demand, sales and gross profit margins.
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

PART II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains the Company’s stock repurchases of equity securities in the second quarter of 2011:
Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares, (or
	(a) Total Number of	(b) Average	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
May 1, 2011 to May 31, 2011	119,157	$68.67	119,157	$355,897,000

June 1, 2011 to June 30, 2011	115,414	$74.30	115,414	$347,322,000

July 1, 2011 to July 31, 2011	95,860	$81.27	95,860	$339,532,000

TOTAL	330,431	$74.29	330,431	$339,532,000
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

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, furnished with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO. (Registrant)
Date: September 1, 2011	By:	/s/ Patrick F. McGuiness
Patrick F. McGuiness
Senior Vice President and Chief Financial Officer (principal financial officer)