Form 10-Q
period 2011-10-31
TIFFANY & CO
filed 2011-12-02
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 126,957,802 shares outstanding at the close of business on November 30, 2011.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2011

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — October 31, 2011, January 31, 2011 and October 31, 2010 (Unaudited)	3

Condensed Consolidated Statements of Earnings — for the three months and nine months ended October 31, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity — for the nine months ended October 31, 2011 and Comprehensive Earnings — for the three months and nine months ended October 31, 2011 and 2010 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows — for the nine months ended October 31, 2011 and 2010 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31-33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

(a) Exhibits

Exhibit 10.155a
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	October 31, 2011	January 31, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$279,111	$681,591	$482,242
Short-term investments	18,253	59,280	47,254
Accounts receivable, less allowances of $11,546, $11,783 and $11,208	170,181	185,969	179,428
Inventories, net	2,065,466	1,625,302	1,654,552
Deferred income taxes	93,790	41,826	24,618
Prepaid expenses and other current assets	117,706	90,577	86,937

Total current assets	2,744,507	2,684,545	2,475,031

Property, plant and equipment, net	752,151	665,588	668,179
Deferred income taxes	171,986	202,902	186,426
Other assets, net	229,640	182,634	185,151

	$3,898,284	$3,735,669	$3,514,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$107,830	$38,891	$60,286
Current portion of long-term debt	61,247	60,855	101,675
Accounts payable and accrued liabilities	287,012	258,611	216,293
Income taxes payable	1,459	55,691	2,275
Merchandise and other customer credits	64,360	65,865	65,107

Total current liabilities	521,908	479,913	445,636

Long-term debt	539,703	588,494	593,028
Pension/postretirement benefit obligations	212,268	217,435	195,896
Deferred gains on sale-leasebacks	124,047	124,980	128,927
Other long-term liabilities	187,635	147,372	152,744

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 127,027, 126,969 and 126,128	1,270	1,269	1,261
Additional paid-in capital	957,915	863,967	825,472
Retained earnings	1,352,852	1,324,804	1,182,746
Accumulated other comprehensive gain (loss), net of tax	686	(12,565)	(10,923)

Total stockholders’ equity	2,312,723	2,177,475	1,998,556

	$3,898,284	$3,735,669	$3,514,787

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010

Net sales	$821,767	$681,729	$2,455,497	$1,984,075

Cost of sales	345,918	283,158	1,021,258	832,774

Gross profit	475,849	398,571	1,434,239	1,151,301

Selling, general and administrative expenses	329,672	300,993	1,011,556	834,700

Earnings from operations	146,177	97,578	422,683	316,601

Interest and other expenses, net	10,393	12,997	30,159	36,256

Earnings from operations before income taxes	135,784	84,581	392,524	280,345

Provision for income taxes	46,095	29,502	131,729	93,166

Net earnings	$89,689	$55,079	$260,795	$187,179

Earnings per share:

Basic	$0.71	$0.44	$2.04	$1.48

Diluted	$0.70	$0.43	$2.02	$1.46

Weighted-average number of common shares:

Basic	127,210	126,176	127,614	126,591

Diluted	128,812	127,905	129,329	128,277
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE EARNINGS
(Unaudited)
(in thousands)

			Accumulated
	Total		Other			Additional
	Stockholders’	Retained	Comprehensive	Common Stock		Paid-In
	Equity	Earnings	(Loss) Gain	Shares	Amount	Capital
Balances, January 31, 2011	$2,177,475	$1,324,804	$(12,565)	126,969	$1,269	$863,967
Exercise of stock options and vesting of restricted stock units (“RSUs”)	62,644	—	—	2,098	21	62,623
Tax effect of exercise of stock options and vesting of RSUs	15,820	—	—	—	—	15,820
Share-based compensation expense	23,117	—	—	—	—	23,117
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	4,500	—	—	64	1	4,499
Purchase and retirement of Common Stock	(138,813)	(126,681)	—	(2,104)	(21)	(12,111)
Cash dividends on Common Stock	(106,066)	(106,066)	—	—	—	—
Deferred hedging loss, net of tax	(10,789)	—	(10,789)	—	—	—
Unrealized loss on marketable securities, net of tax	(420)	—	(420)	—	—	—
Foreign currency translation adjustments, net of tax	21,914	—	21,914	—	—	—
Net unrealized gain on benefit plans, net of tax	2,546	—	2,546	—	—	—
Net earnings	260,795	260,795	—	—	—	—

Balances, October 31, 2011	$2,312,723	$1,352,852	$686	127,027	$1,270	$957,915

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Comprehensive earnings are as follows:
Net earnings	$89,689	$55,079	$260,795	$187,179
Other comprehensive gain (loss), net of tax:
Deferred hedging loss	(6,141)	(3,353)	(10,789)	(1,278)
Foreign currency translation adjustments	(14,107)	22,710	21,914	20,539
Unrealized (loss) gain on marketable securities	(763)	947	(420)	1,583
Net unrealized gain on benefit plans	848	476	2,546	1,498

Comprehensive earnings	$69,526	$75,859	$274,046	$209,521

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$260,795	$187,179
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	103,439	109,165
Lease exit charge	30,884	—
Amortization of gain on sale-leasebacks	(8,210)	(7,552)
Excess tax benefits from share-based payment arrangements	(17,621)	(4,310)
Provision for inventories	24,589	20,063
Deferred income taxes	(18,765)	(31,783)
Provision for pension/postretirement benefits	25,165	20,303
Share-based compensation expense	22,888	19,027
Changes in assets and liabilities:
Accounts receivable	20,288	(7,179)
Inventories	(433,750)	(208,381)
Prepaid expenses and other current assets	(17,264)	(15,381)
Accounts payable and accrued liabilities	(5,459)	(10,722)
Income taxes payable	(29,009)	(52,038)
Merchandise and other customer credits	(1,895)	(1,733)
Other, net	(13,229)	(32,447)

Net cash used in operating activities	(57,154)	(15,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(34,034)	(48,692)
Proceeds from sale of marketable securities and short-term investments	79,399	913
Capital expenditures	(182,044)	(88,694)
Notes receivable funded	(56,605)	—
Other	(1,674)	—

Net cash used in investing activities	(194,958)	(136,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	61,916	31,787
Repayment of long-term debt	(58,915)	(178,845)
Proceeds from issuance of long-term debt	—	118,430
Net proceeds received from termination of interest rate swap agreement	9,527	—
Repurchase of Common Stock	(138,813)	(72,806)
Proceeds from exercise of stock options	62,644	38,214
Excess tax benefits from share-based payment arrangements	17,621	4,310
Cash dividends on Common Stock	(106,066)	(88,715)
Financing fees	—	(174)
Purchase of non-controlling interests	—	(7,000)

Net cash used in financing activities	(152,086)	(154,799)

Effect of exchange rate changes on cash and cash equivalents	1,718	3,601

Net decrease in cash and cash equivalents	(402,480)	(303,460)
Cash and cash equivalents at beginning of year	681,591	785,702

Cash and cash equivalents at end of nine months	$279,111	$482,242

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (the “Company”) and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (“VIE”s), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of October 31, 2011 and 2010 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2011 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three and nine months ended October 31, 2011 and 2010 are not necessarily indicative of the results of the entire fiscal year.

2.	NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”, which allows an entity the option to present components of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The new guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and will not have an impact on the Company’s financial position or earnings.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment”, which allows an entity to use a qualitative approach to test goodwill for impairment. The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The new guidance is effective for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. The Company is currently evaluating the impact of the new guidance; however management does not believe it will have a material impact on the Company’s financial position or earnings.

3.	RECEIVABLES AND FINANCE CHARGES

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

For the receivables associated with Tiffany & Co. credit cards (“Credit Card Receivables”), the Company uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants’ credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. The Company classifies a Credit Card account as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all accounts receivable recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At October 31, 2011, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net in the Company’s condensed consolidated balance sheet) was $53,985,000, of which 97% was considered current. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $2,000,000 at October 31, 2011) was determined based on the factors discussed above, and did not change significantly from January 31, 2011. Finance charges on Credit Card accounts are not significant.

The Company may, from time to time, extend loans to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output. Management evaluates these and any other loans that may arise for potential impairment by reviewing the parties’ financial statements and projections and other economic factors on a periodic basis. The carrying amount of loans receivable outstanding including accrued interest (primarily included within other assets, net on the Company’s condensed consolidated balance sheet) was $57,785,000 as of October 31, 2011. The Company has not recorded any impairment charges on such loans as of October 31, 2011.

4.	INVENTORIES

(in thousands)	October 31, 2011	January 31, 2011	October 31, 2010
Finished goods	$1,173,673	$988,085	$1,090,853
Raw materials	737,686	534,879	464,701
Work-in-process	154,107	102,338	98,998

Inventories, net	$2,065,466	$1,625,302	$1,654,552

5.	INCOME TAXES

The effective income tax rate for the three months ended October 31, 2011 was 33.9% versus 34.9% in the prior year. The effective income tax rate for the nine months ended October 31, 2011 was 33.6% versus 33.2% in the prior year. In the nine months ended October 31, 2011, the Company reversed a valuation allowance in the second quarter against certain deferred tax assets where management has determined it is more likely than not that the deferred tax assets will be realized in the future. In the nine months ended October 31, 2010, the Company recorded a net income tax benefit of $3,096,000 primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations.

During the nine months ended October 31, 2011, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by tax authorities in jurisdictions where its subsidiaries have a material presence, including New York state tax years 2004-2007, New York City tax years 2006-2008, New Jersey tax years 2006-2009 and by the Internal Revenue Service tax years 2006-2009. Tax years from 2004-present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2011	2010	2011	2010
Net earnings for basic and diluted EPS	$89,689	$55,079	$260,795	$187,179

Weighted-average shares for basic EPS	127,210	126,176	127,614	126,591
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,602	1,729	1,715	1,686

Weighted-average shares for diluted EPS	128,812	127,905	129,329	128,277

For the three months ended October 31, 2011 and 2010, there were 410,000 and 431,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2011 and 2010, there were 358,000 and 450,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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
Types of Derivative Instruments

Interest Rate Swap Agreements — The Company entered into interest rate swap agreements to convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swap agreements serve as a hedge to changes in the fair value of these debt instruments. The Company hedges its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The Company accounts for the interest rate swaps as fair value hedges. In the three months ended October 31, 2011, the Company terminated the interest rate swap used to convert the 2008 Series A obligation to a floating obligation for net proceeds of $9,527,000. The difference between the fair value and the cost basis of the debt at the time of the termination will be recognized within interest and other expenses, net on the condensed consolidated statement of earnings through December 2015, the maturity date of the debt agreement. As of October 31, 2011, the notional amount of the interest rate swap agreement outstanding was $60,000,000.

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

In 2010, the Company de-designated all of its outstanding put option contracts (notional amount of $0 outstanding at October 31, 2011) and entered into offsetting call option contracts. These put and call option contracts were accounted for as undesignated hedges. Any gains or losses on these de-designated put option contracts were substantially offset by losses or gains on the call option contracts.

As of October 31, 2011, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $144,600,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $27,178,000. The term of all outstanding foreign exchange forward contracts as of October 31, 2011 ranged from less than one month to 15 months.

Precious Metal Collars & Forward Contracts — The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of October 31, 2011, there were approximately 34,900 ounces of platinum and 806,600 ounces of silver precious metal derivative instruments outstanding.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended October 31,
	2011		2010
	Pre-Tax Gain	Pre-Tax Loss	Pre-Tax Gain	Pre-Tax Loss
	Recognized in	Recognized in	Recognized in	Recognized in
	Earnings on	Earnings on	Earnings on	Earnings on
(in thousands)	Derivatives	Hedged Item	Derivatives	Hedged Item
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements [a]	$1,845	$(1,551)	$2,351	$(2,037)

	Nine Months Ended October 31,
	2011		2010
	Pre-Tax Gain	Pre-Tax Loss	Pre-Tax Gain	Pre-Tax Loss
	Recognized in	Recognized in	Recognized in	Recognized in
	Earnings on	Earnings on	Earnings on	Earnings on
(in thousands)	Derivatives	Hedged Item	Derivatives	Hedged Item
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements [a]	$3,595	$(3,043)	$7,257	$(6,334)

	Three Months Ended October 31,
	2011		2010
		Amount of (Loss)		Amount of (Loss)
		Gain Reclassified	Pre-Tax (Loss)	Gain Reclassified
	Pre-Tax Loss	from Accumulated	Gain Recognized	from Accumulated
	Recognized in OCI	OCI into Earnings	in OCI	OCI into Earnings
(in thousands)	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Effective Portion)

Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [b]	$(4,784)	$(2,173)	$(6,812)	$(311)
Put option contracts [b]	(17)	(426)	(847)	(577)
Precious metal collars [b]	—	—	385	(117)
Precious metal forward contracts [b]	(6,915)	903	1,744	504

	$(11,716)	$(1,696)	$(5,530)	$(501)

	Nine Months Ended October 31,
	2011		2010
		Amount of (Loss)		Amount of (Loss)
		Gain Reclassified	Pre-Tax (Loss)	Gain Reclassified
	Pre-Tax Loss	from Accumulated	Gain Recognized	from Accumulated
	Recognized in OCI	OCI into Earnings	in OCI (Effective	OCI into Earnings
(in thousands)	(Effective Portion)	(Effective Portion)	Portion)	(Effective Portion)

Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [b]	$(14,942)	$(4,226)	$(6,169)	$(577)
Put option contracts [b]	(78)	(1,765)	(2,263)	(2,084)
Precious metal collars [b]	—	607	661	(1,295)
Precious metal forward contracts [b]	(4,842)	2,718	3,114	964

	$(19,862)	$(2,666)	$(4,657)	$(2,992)

	Pre-Tax (Loss) Gain Recognized in Earnings
	on Derivative
	Three Months Ended		Three Months Ended
(in thousands)	October 31, 2011		October 31, 2010
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts [a]	$(124	) [c]	$(161)[c]
Call option contracts [b]	—		155
Put option contracts [b]	—		(195)

	$(124)		$(201)

	Pre-Tax Gain (Loss) Recognized in Earnings
	on Derivative
	Nine Months Ended		Nine Months Ended
(in thousands)	October 31, 2011		October 31, 2010
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts [a]	$417	[c]	$(775)[c]
Call option contracts [b]	92		303
Put option contracts [b]	(92)		(343)

	$417		$(815)

[a]	The gain or loss recognized in earnings is included within Interest and other expenses, net on the Company’s Condensed Consolidated Statement of Earnings.

[b]	The gain or loss recognized in earnings is included within Cost of sales on the Company’s Condensed Consolidated Statement of Earnings.

[c]	Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.

There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended October 31, 2011 and 2010. The Company expects approximately $15,033,000 of net pre-tax derivative losses included in accumulated other comprehensive income at October 31, 2011 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

The Company uses the market approach to measure fair value for its mutual funds, time deposits and derivative instruments. The Company’s interest rate swap agreement is primarily valued using the 3-month LIBOR rate. The Company’s put and call option contracts, as well as its foreign exchange forward contracts, are primarily valued using the appropriate foreign exchange spot rates. The Company’s precious metal collars and forward contracts are primarily valued using the relevant precious metal spot rate. For further information on the Company’s hedging instruments and program, see “Note 7. Hedging Instruments.”

Financial assets and liabilities carried at fair value at October 31, 2011 are classified in the tables below in one of the three categories described above:

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Mutual funds [a]	$38,561	$38,561	$—	$—	$38,561
Time deposits [b]	18,253	18,253	—	—	18,253

Derivatives designated as hedging instruments:

Interest rate swap agreements [a]	660	—	660	—	660
Precious metal forward contracts [c]	2,110	—	2,110	—	2,110

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	355	—	355	—	355

Total financial assets	$59,939	$56,814	$3,125	$—	$59,939

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Derivatives designated as hedging instruments:
Foreign exchange forward contracts [d]	$8,691	$—	$8,691	$—	$8,691
Precious metal forward contracts [d]	5,580	—	5,580	—	5,580

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	63	—	63	—	63

Total financial liabilities	$14,334	$—	$14,334	$—	$14,334

Financial assets and liabilities carried at fair value at October 31, 2010 are classified in the tables below in one of the three categories described above:

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Mutual funds [a]	$42,939	$42,939	$—	$—	$42,939
Time deposits [b]	47,254	47,254	—	—	47,254

Derivatives designated as hedging instruments:

Interest rate swap agreements [a]	9,253	—	9,253	—	9,253
Precious metal forward contracts [c]	1,371	—	1,371	—	1,371
Precious metal collars [c]	242	—	242	—	242

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	107	—	107	—	107
Put option contracts [c]	208	—	208	—	208

Total financial assets	$101,374	$90,193	$11,181	$—	$101,374

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Derivatives designated as hedging instruments:

Foreign exchange forward contracts [d]	$5,825	$—	$5,825	$—	$5,825

Derivatives not designated as hedging instruments:
Call option contracts [d]	208	—	208	—	208

Foreign exchange forward contracts [d]	128	—	128	—	128

Total financial liabilities	$6,161	$—	$6,161	$—	$6,161

[a]	Included within Other assets, net on the Company’s Condensed Consolidated Balance Sheet.

[b]	Included within Short-term investments on the Company’s Condensed Consolidated Balance Sheet.

[c]	Included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.

[d]	Included within Accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of debt with variable interest rates approximates carrying value. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities. The total carrying value of short-term borrowings and long-term debt was $708,780,000 and $754,989,000 and the corresponding fair value was approximately $850,000,000 at both October 31, 2011 and 2010.

9.	DEBT

In May 2011, the Company entered into a ¥4,000,000,000 ($49,240,000 at issuance) one-year uncommitted credit facility. Borrowings may be made on one-, three- or 12-month terms bearing interest at the LIBOR rate plus 0.25%, subject to bank approval. As of October 31, 2011, the Company had borrowed the full amount under the facility.

10.	COMMITMENTS AND CONTINGENCIES

Diamond Sourcing Activities. In March 2011, Laurelton Diamonds, Inc., a direct, wholly-owned subsidiary of the Company (“Laurelton”), as lender, entered into a $50,000,000 amortizing term loan facility agreement (the “Loan”) with Koidu Holdings S.A. (“Koidu”), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the “Mine”) from which Laurelton now acquires diamonds. Koidu is required under the terms of the Loan to apply the proceeds of the Loan to capital expenditures necessary to expand the Mine, among other purposes. The Loan is required to be repaid in full by March 2017 through semi-annual payments scheduled to begin in March 2013. Interest accrues at a rate per annum that is the greater of (i) LIBOR plus 3.5% or (ii) 4%. In consideration of the Loan, Laurelton was granted the right to purchase at fair market value diamonds recovered from the Mine that meet Laurelton’s quality standards. In the second quarter of 2011 the Loan was fully funded. The assets of Koidu, including all equipment and rights in respect of the Mine, are subject to the security interest of a lender that is not affiliated with the Company. The Loan will be partially secured by diamonds that have been extracted from the Mine and that have not been sold to third parties. The Company has evaluated the variable interest entity consolidation requirements with respect to this transaction and has determined that it is not the primary beneficiary, as it does not have the power to direct any of the activities that most significantly impact Koidu’s economic performance.

Leases. In April 2010, Tiffany and Company, the Company’s principal operating subsidiary (“Tiffany”) committed to a plan to consolidate and relocate its New York headquarters staff to a single location in New York City from three separate locations leased in midtown Manhattan. The move occurred in June 2011. Tiffany intends to sublease its existing properties through the end of their lease terms which run through 2015, but expects to recover only a portion of its rent obligations due to current market conditions. Accordingly, Tiffany recorded expenses of $0 and $42,719,000 during the three months and nine months ended October 31, 2011 primarily within selling, general and administrative (“SG&A”) expenses in the condensed consolidated statement of earnings, of which $30,884,000 was related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income. The remaining expense is due to the acceleration of the useful lives of certain property and equipment, incremental rent expense during the transition period and lease termination payments. The expenses recorded during the three and nine months ended October 31, 2010 were $6,421,000 and $11,226,000 and were primarily included within SG&A expenses.

The following is a reconciliation of the accrued exit charges, recorded within other long-term liabilities on the condensed consolidated balance sheet, associated with the relocation:

(in thousands)
Balance at July 31, 2011	$29,908
Cash payments, net of estimated sublease income	(3,142)
Interest accretion	199

Balance at October 31, 2011	$26,965

Litigation. On June 24, 2011 The Swatch Group Ltd. (“Swatch”) and its wholly-owned subsidiary Tiffany Watch Co. (“Watch Company”; Swatch and Watch Company, together the “Swatch Parties”), initiated an arbitration proceeding (the “Arbitration”) against the Company and its wholly-owned subsidiaries Tiffany and Tiffany (NJ) Inc. (the Company and such subsidiaries together, the “Tiffany Parties”) seeking damages for alleged contractual breach of agreements entered into by and among the Swatch Parties and the Tiffany Parties in December of 2007 (the “License and Distribution Agreements”). On September 12, 2011, the Swatch Parties publicly issued a Notice of Termination which purports to terminate the License and Distribution Agreements due to claimed material breach by the Tiffany Parties. The Tiffany Parties have asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. The Arbitration is pending before a three-member arbitral panel convened pursuant to the Arbitration Rules of the Netherlands Arbitration Institute in the Netherlands. The Swatch Parties and the Tiffany Parties have agreed that all claims and counterclaims between and among them under the License and Distribution Agreements will be determined through the Arbitration.

Neither the claims of the Swatch Parties, nor those of the Tiffany Parties, have been set forth completely or in final form. However, in general terms, the Swatch Parties have claimed that the Tiffany Parties have tried to block and delay development of Watch Company’s business, while the Tiffany Parties have claimed that the Swatch Parties have failed to provide appropriate distribution and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to follow the Tiffany Parties’ direction regarding brand-management.
Management believes that it is not probable that the Arbitration will result in a material impact to the condensed consolidated financial statements. Management has not provided any amount in the condensed consolidated financial statements related to an award of damages in the Arbitration. If the License and Distribution Agreements are terminated, the Tiffany Parties will need to find a new manufacturer for TIFFANY & CO. brand watches and the Swatch Parties will no longer be responsible for distributing such watches to third-party distributors. Royalties payable to the Tiffany Parties by Watch Company under the License and Distribution Agreements have not been significant in any year. Watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of net sales in 2010, 2009 and 2008.
11.	STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Gain (Loss)

	October 31,	January 31,	October 31,
(in thousands)	2011	2011	2010
Accumulated other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	$63,329	$41,415	$37,051
Deferred hedging loss	(11,981)	(1,192)	(3,885)
Unrealized (loss) gain on marketable securities	(278)	142	(316)
Net unrealized loss on benefit plans	(50,384)	(52,930)	(43,773)

	$686	$(12,565)	$(10,923)

12.	EMPLOYEE BENEFIT PLANS
The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.
Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended October 31,
			Other
	Pension Benefits		Postretirement Benefits
(in thousands)	2011	2010	2011	2010
Net Periodic Benefit Cost:
Service cost	$3,386	$3,061	$642	$590
Interest cost	6,508	5,909	821	816
Expected return on plan assets	(4,339)	(4,266)	—	—
Amortization of prior service cost	265	270	(164)	(164)
Amortization of net loss	2,626	644	6	1

Net expense	$8,446	$5,618	$1,305	$1,243

	Nine Months Ended October 31,
			Other
	Pension Benefits		Postretirement Benefits
(in thousands)	2011	2010	2011	2010
Net Periodic Benefit Cost:
Service cost	$10,568	$9,604	$1,649	$1,284
Interest cost	18,989	17,904	2,326	2,208
Expected return on plan assets	(14,036)	(13,176)	—	—
Amortization of prior service cost	798	808	(494)	(494)
Amortization of net loss	5,353	2,164	12	1

Net expense	$21,672	$17,304	$3,493	$2,999

13.	SEGMENT INFORMATION
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

Certain information relating to the Company’s segments is set forth below:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2011	2010	2011	2010
Net sales:
Americas	$387,713	$331,767	$1,200,588	$997,458
Asia-Pacific	183,220	127,057	523,708	360,883
Japan	146,437	130,817	412,297	363,897
Europe	92,528	77,456	279,503	222,977

Total reportable segments	809,898	667,097	2,416,096	1,945,215
Other	11,869	14,632	39,401	38,860

	$821,767	$681,729	$2,455,497	$1,984,075

Earnings (losses) from operations*:
Americas	$64,716	$51,678	$233,812	$175,570
Asia-Pacific	50,469	25,434	145,809	81,974
Japan	43,137	39,081	115,944	101,305
Europe	19,285	15,539	63,235	47,008

Total reportable segments	177,607	131,732	558,800	405,857
Other	(1,986)	2,134	(374)	3,244

	$175,621	$133,866	$558,426	$409,101

*	Represents earnings from operations before unallocated corporate expenses, interest and other expenses, net and other expense.
The following table sets forth a reconciliation of the segments’ earnings from operations to the Company’s consolidated earnings from operations before income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2011	2010	2011	2010
Earnings from operations for segments	$175,621	$133,866	$558,426	$409,101
Unallocated corporate expenses	(29,444)	(29,867)	(93,024)	(81,274)
Interest and other expenses, net	(10,393)	(12,997)	(30,159)	(36,256)
Other expense	—	(6,421)	(42,719)	(11,226)

Earnings from operations before income taxes	$135,784	$84,581	$392,524	$280,345

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.
Other expense in the three and nine months ended October 31, 2011 and 2010 represents charges associated with Tiffany’s consolidation and relocation of its New York headquarters staff to a single location. See “Note 10. Commitments and Contingencies.”
14.	SUBSEQUENT EVENT
On November 17, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.29 per share of Common Stock. This dividend will be paid on January 10, 2012 to stockholders of record on December 20, 2011.

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

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.
HIGHLIGHTS
•	Worldwide net sales increased 21% in the three months (“third quarter”) and 24% in the nine months (“year-to-date”) ended October 31, 2011. Sales in all reportable segments increased in both periods.
•
On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales increased 17% in the third quarter and 19% in the year-to-date and comparable store sales increased 16% in the third quarter and 18% in the year-to-date.

•
In the year-to-date, the Company has added a net of ten TIFFANY & CO. stores (five in the Americas, three in Asia-Pacific, three in Europe and a net reduction of one in Japan). Management’s current worldwide objective is to open 14 stores (net) in 2011.

•
Operating margin increased 3.5 percentage points in the third quarter and increased 1.2 percentage points in the year-to-date primarily reflecting an improved ratio of SG&A expenses to net sales as a result of sales leverage on fixed costs. However, the Company recorded charges (primarily within selling, general and administrative expenses) of $0 and $42,719,000 during the third quarter and year-to-date of 2011 and $6,421,000 and $11,226,000 during the same periods in the prior year associated with Tiffany’s consolidation and relocation of its New York headquarters staff to a single location (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 10. Commitments and Contingencies”). Excluding those charges, operating margin increased 2.5 percentage points in both the third quarter and in the year-to-date.

•	Net earnings increased 63% to $89,689,000, or $0.70 per diluted share, in the third quarter and 39% to $260,795,000, or $2.02 per diluted share, in the year-to-date.

•
Consistent with the Company’s strategy to maintain substantial control over product supply through direct diamond sourcing, in March 2011 a subsidiary of the Company entered into a $50,000,000 amortizing term loan facility agreement with Koidu Holdings S.A. and in return was granted the right to purchase diamonds meeting the Company’s quality standards recovered from their kimberlite diamond mine in Sierra Leone (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 10. Commitments and Contingencies”).

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

	Third Quarter 2011 vs. 2010			Year-to-date 2011 vs. 2010
			Constant-			Constant-
	GAAP	Translation	Exchange-	GAAP	Translation	Exchange-
	Reported	Effect	Rate Basis	Reported	Effect	Rate Basis

Net Sales:
Worldwide	21%	4%	17%	24%	5%	19%
Americas	17%	—%	17%	20%	—%	20%
Asia-Pacific	44%	4%	40%	45%	7%	38%
Japan	12%	9%	3%	13%	11%	2%
Europe	19%	4%	15%	25%	8%	17%

Comparable Store Sales:
Worldwide	19%	3%	16%	22%	4%	18%
Americas	15%	—%	15%	19%	1%	18%
Asia-Pacific	40%	4%	36%	41%	7%	34%
Japan	13%	9%	4%	14%	11%	3%
Europe	10%	4%	6%	18%	8%	10%

RESULTS OF OPERATIONS
Net Sales
Net sales by segment were as follows:

	Third Quarter
(in thousands)	2011	2010	Increase (Decrease)
Americas	$387,713	$331,767	17%
Asia-Pacific	183,220	127,057	44%
Japan	146,437	130,817	12%
Europe	92,528	77,456	19%
Other	11,869	14,632	(19)%

	$821,767	$681,729	21%

	Year-to-date
(in thousands)	2011	2010	Increase
Americas	$1,200,588	$997,458	20%
Asia-Pacific	523,708	360,883	45%
Japan	412,297	363,897	13%
Europe	279,503	222,977	25%
Other	39,401	38,860	1%

	$2,455,497	$1,984,075	24%

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
Americas. In the third quarter, total sales increased $55,946,000, or 17%, primarily due to an increase in the average price per unit sold. Comparable store sales increased $43,986,000, or 15%, consisting of increases in both New York Flagship store sales of 24%, which benefited from strong foreign tourist demand, and comparable branch store sales of 13%. On a constant-exchange-rate basis, sales increased 17% and comparable store sales increased 15%. Combined Internet and catalog sales in the Americas increased $3,356,000, or 11%, primarily due to an increase in the average price per order.
In the year-to-date, total sales increased $203,130,000, or 20%, primarily due to an increase in the average price per unit sold. Total sales also benefited from an increase in the number of units sold. Comparable store sales increased $162,250,000, or 19%, consisting of increases in both New York Flagship store sales of 30%, which benefited from strong foreign tourist demand, and comparable branch store sales of 17%. On a constant-exchange-rate basis, sales increased 20%, and comparable store sales increased 18%. Combined Internet and catalog sales in the Americas increased $14,124,000, or 14%, due to similar increases in the average price per order and in the number of orders.
Asia-Pacific. In the third quarter, total sales increased $56,163,000, or 44%, due to similar increases in the number of units sold and in the average price per unit sold. Comparable store sales increased $48,038,000, or 40%. On a constant-exchange-rate basis, sales increased 40% and comparable store sales increased 36% due to sales growth in most countries, with double-digit growth in the Greater China region.
In the year-to-date, total sales increased $162,825,000, or 45%, primarily due to an increase in the average price per unit sold. Total sales also benefited from an increase in the number of units sold. Comparable store sales increased $137,592,000, or 41%, and non-comparable store sales increased $18,051,000. On a constant-exchange-rate basis, sales increased 38% and comparable store sales increased 34% in the year-to-date due to sales growth in most countries, with the largest increase in the Greater China region.
Japan. In the third quarter, total sales increased $15,620,000, or 12%, entirely due to an increase in the average price per unit sold, which was partly offset by a decrease in the number of units sold. Comparable store sales increased $16,064,000, or 13%. On a constant-exchange-rate basis, sales increased 3% and comparable store sales increased 4%.
In the year-to-date, total sales increased $48,400,000, or 13%, entirely due to an increase in the average price per unit sold, which was partly offset by a decrease in the number of units sold. Comparable store sales increased $47,695,000, or 14%. On a constant-exchange-rate basis, sales increased 2% and comparable store sales increased 3%. Sales in Japan were affected by earthquake-related events in the first quarter.
Europe. In the third quarter, total sales increased $15,072,000, or 19%, primarily due to an increase in the number of units sold as well as some increase in the average price per unit sold. Comparable store sales increased $6,723,000, or 10%, and non-comparable store sales increased $6,902,000. On a constant-exchange-rate basis, sales increased 15% and comparable store sales rose 6%, due to growth in Continental Europe, particularly in Germany, France and Italy.
In the year-to-date, total sales increased $56,526,000, or 25%, primarily due to an increase in the number of units sold as well as some increase in the average price per unit sold. Comparable store sales increased $36,684,000, or 18%, and non-comparable store sales grew $13,756,000. On a constant-exchange-rate basis, sales increased 17% and comparable store sales increased 10%, due to strong growth in Continental Europe and modest sales growth in the U.K.
Store Data. Management currently expects to add 14 (net) Company-operated TIFFANY & CO. stores and boutiques in 2011, increasing the store base by 6%, including six stores in the Americas, three stores in Europe, six stores in Asia-Pacific and a net reduction of one location in Japan. The following table shows locations which have already been opened or closed, or where plans have been finalized:

	Openings (Closings)	Remaining Openings
Location	as of October 31, 2011	2011
Americas:
Calgary, Canada	Second Quarter
Northbrook, Illinois	Second Quarter
Las Vegas — Fashion Show Mall, Nevada	Third Quarter
Richmond, Virginia	Third Quarter
Brasilia, Brazil	Third Quarter
Vancouver — Oakridge Centre, Canada		Fourth Quarter
Asia-Pacific:
Guangzhou, China	Third Quarter
Daegu, Korea	Third Quarter
Incheon, Korea	Third Quarter
Chongquing, China		Fourth Quarter
Seoul — Apkujung, Korea		Fourth Quarter
Taichung — Far Eastern, Taiwan		Fourth Quarter
Japan:
Hakata Hankyu	First Quarter
Kokura Izutsuya	(First Quarter)
Wakayama Kintetsu	(First Quarter)
Europe:
Frankfurt — Frankfurt International Airport, Germany	Second Quarter
Zurich — Zurich Airport, Switzerland	Second Quarter
Milan — Excelsior, Italy	Third Quarter
Other. Other sales decreased $2,763,000, or 19%, in the third quarter primarily due to lower sales of TIFFANY & CO. merchandise to independent distributors in emerging markets as well as lower wholesale sales of rough diamonds. In the year-to-date, other sales increased $541,000, or 1%, primarily due to higher sales of TIFFANY & CO. merchandise to independent distributors in emerging markets which was partly offset by lower wholesale sales of rough diamonds.

Gross Margin

	Third Quarter		Year-to-date
	2011	2010	2011	2010
Gross profit as a percentage of net sales	57.9%	58.5%	58.4%	58.0%

Gross margin (gross profit as a percentage of net sales) decreased by 0.6 percentage point in the third quarter primarily due to changes in product mix toward higher-priced jewelry that achieves a lower gross margin and higher product costs, partly offset by sales leverage on fixed costs. Gross margin increased by 0.4 percentage point in the year-to-date due to sales leverage on fixed costs partly offset by changes in product mix toward higher-priced jewelry and higher product costs.
Management periodically reviews and adjusts its retail prices when appropriate to address product cost increases, specific market conditions and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. The Company uses derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 7. Hedging Instruments”). In 2011, the Company has increased retail prices to address higher product costs and its strategy is to maintain that approach when appropriate in the future.
Selling, General and Administrative (“SG&A”) Expenses

	Third Quarter		Year-to-date
	2011	2010	2011	2010
SG&A expenses as a percentage of net sales	40.1%	44.2%	41.2%	42.1%

SG&A expenses increased $28,679,000, or 10%, in the third quarter. The Company had recorded nonrecurring charges of $6,095,000 in the third quarter of 2010 associated with Tiffany’s consolidation and relocation of its New York headquarters staff into a single location (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 10. Commitments and Contingencies”). Excluding these charges, SG&A expenses increased $34,774,000, or 12%, primarily due to increased depreciation and store occupancy expenses related to new and existing stores of $15,714,000, increased labor and benefit costs of $12,235,000 and increased sales-related variable costs of $4,409,000.
SG&A expenses increased $176,856,000, or 21%, in the year-to-date. The Company recorded nonrecurring charges of $42,506,000 and $10,539,000 in the year-to-date of 2011 and 2010 associated with Tiffany’s consolidation and relocation of its New York headquarters staff into a single location (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 10. Commitments and Contingencies”). Excluding these charges, SG&A expenses increased $144,889,000, or 18%, primarily due to increased depreciation and store occupancy expenses related to new and existing stores of $42,821,000, increased labor and benefit costs of $41,753,000, increased marketing expenses of $23,272,000 and increased sales-related variable costs of $14,604,000.
SG&A expenses as a percentage of net sales decreased 4.1 percentage points in the third quarter and 0.9 percentage point in the year-to-date. Excluding the nonrecurring charges noted above, SG&A expenses as a percentage of net sales decreased 3.2 percentage points in the third quarter and 2.0 percentage points in the year-to-date due to the leveraging effect of fixed costs.

Earnings from Operations

	Third Quarter	% of Net	Third Quarter	% of Net
(in thousands)	2011	Sales*	2010	Sales*
Earnings from operations:
Americas	$64,716	16.7%	$51,678	15.6%
Asia-Pacific	50,469	27.5%	25,434	20.0%
Japan	43,137	29.5%	39,081	29.9%
Europe	19,285	20.8%	15,539	20.1%
Other	(1,986)	(16.7)%	2,134	14.6%

	175,621		133,866
Unallocated corporate expenses	(29,444)	(3.6)%	(29,867)	(4.4)%
Other expense	—		(6,421)

Earnings from operations	$146,177	17.8%	$97,578	14.3%

*	Percentages represent earnings from operations as a percentage of each segment’s net sales.
Earnings from operations increased 50% in the third quarter. On a segment basis, the ratio of earnings from operations (before the effect of unallocated corporate expenses and other expense) to each segment’s net sales in the third quarter of 2011 and 2010 was as follows:
•	Americas — the ratio increased 1.1 percentage points primarily resulting from the leveraging of operating expenses partly offset by a decline in gross margin;
•
Asia-Pacific — the ratio increased 7.5 percentage points primarily due to the leveraging of operating expenses as well as a decrease in marketing expenses resulting from a major marketing and public relations event that was held in Beijing, China in 2010;

•	Japan — the ratio decreased 0.4 percentage point primarily due to increased operating expenses partly offset by an improvement in gross margin;
•	Europe — the ratio increased 0.7 percentage point primarily due to an improvement in gross margin partly offset by increased operating expenses; and
•	Other — the operating loss is attributable to decreased sales as well as a valuation adjustment related to the write-down of wholesale diamond inventory deemed not suitable for the Company’s needs.

	Year-to-date	% of Net	Year-to-date	% of Net
(in thousands)	2011	Sales*	2010	Sales*
Earnings from operations:
Americas	$233,812	19.5%	$175,570	17.6%
Asia-Pacific	145,809	27.8%	81,974	22.7%
Japan	115,944	28.1%	101,305	27.8%
Europe	63,235	22.6%	47,008	21.1%
Other	(374)	(0.9)%	3,244	8.3%

	558,426		409,101
Unallocated corporate expenses	(93,024)	(3.8)%	(81,274)	(4.1)%
Other expense	(42,719)		(11,226)

Earnings from operations	$422,683	17.2%	$316,601	16.0%

*	Percentages represent earnings from operations as a percentage of each segment’s net sales.
Earnings from operations increased 34% in the year-to-date. On a segment basis, the ratio of earnings from operations (before the effect of unallocated corporate expenses and other expense) to each segment’s net sales in the year-to-date of 2011 and 2010 was as follows:

•	Americas — the ratio increased 1.9 percentage points primarily resulting from the leveraging of operating expenses;
•
Asia-Pacific — the ratio increased 5.1 percentage points primarily due to the leveraging of operating expenses as well as a decrease in marketing expenses resulting from a major marketing and public relations event that was held in Beijing, China in 2010;

•	Japan — the ratio increased 0.3 percentage point due to an improvement in gross margin partly offset by increased operating expenses;
•	Europe — the ratio increased 1.5 percentage points due to an increase in gross margin; and
•	Other — the operating loss is attributable to a valuation adjustment related to the write-down of wholesale diamond inventory deemed not suitable for the Company’s needs.
Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Total unallocated corporate expenses as a percentage of net sales decreased 0.8 percentage point in the third quarter and 0.3 percentage point in the year-to-date.
Other expense in the above tables in the third quarter and the year-to-date of 2011 and 2010 represents charges associated with Tiffany’s consolidation and relocation of its New York headquarters staff to a single location. See “Item 1. Notes to Condensed Consolidated Financial Statements — Note 10. Commitments and Contingencies.”
Interest and Other Expenses, net
Interest and other expenses, net decreased $2,604,000 in the third quarter of 2011 and $6,097,000 in the year-to-date primarily due to lower interest expense.
Provision for Income Taxes
The effective income tax rate was 33.9% in the third quarter of 2011 versus 34.9% in the prior year. The effective income tax rate was 33.6% in the year-to-date of 2011 versus 33.2% in the prior year. In the year-to-date of 2011, the Company reversed a valuation allowance in the second quarter against certain deferred tax assets where management has determined it is more likely than not that the deferred tax assets will be realized in the future. In the year-to-date of 2010 the Company recorded a net income tax benefit of $3,096,000 primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations.
2011 Outlook
Management’s outlook for full year 2011 is based on the following assumptions, which may or may not prove valid, and should be read in conjunction with “Item 1A. Risk Factors” on page 31:
•
A high-teens percentage increase in worldwide net sales (in U.S. dollars). Sales assumptions by region (in U.S. dollars) include a high-teens percentage increase in the Americas, at least a 35% increase in Asia-Pacific, at least a 20% increase in Europe and at least a 10% increase in Japan. Other sales are expected to decline modestly.

•	Adding 14 (net) Company-operated stores including six in the Americas, six in Asia-Pacific, three in Europe and a net reduction of one location in Japan.
•	An increase in operating margin of more than one full point primarily due to an improved ratio of SG&A expenses to sales.
•	Interest and other expenses, net of approximately $43,000,000.
•	An effective income tax rate of approximately 34%.
•	Net earnings increasing 26% — 30% to $3.70 — $3.80 per diluted share.

•	Net inventories increasing at least 15%.
•	Capital expenditures of approximately $250,000,000.
The above assumptions for operating margin and net earnings per diluted share do not include expenses of $42,719,000 recorded in the year-to-date of 2011 primarily related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income, as well as the acceleration of the useful lives of certain property and equipment, incremental rent during the transition period and lease termination payments associated with Tiffany’s consolidation and relocation of its New York headquarters staff to a single location (see “Item 1. Notes to Condensed Consolidated Financial Statements — Note 10. Commitments and Contingencies”). Tiffany expects overall savings of more than $100,000,000 over the 15-year lease term of the new location as a result of an overall reduction in rent expense; these estimated savings are based on current rental costs and assumptions made regarding future potential rent increases at the existing locations. Changes in market conditions may affect the total expenses ultimately recorded.
New Accounting Standards
See “Item 1. Notes to Condensed Consolidated Financial Statements — Note 2. New Accounting Standards”.
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
The following table summarizes cash flows from operating, investing and financing activities:

	Year-to-date
(in thousands)	2011	2010
Net cash (used in) provided by:
Operating activities	$(57,154)	$(15,789)
Investing activities	(194,958)	(136,473)
Financing activities	(152,086)	(154,799)
Effect of exchange rates on cash and cash equivalents	1,718	3,601

Net decrease in cash and cash equivalents	$(402,480)	$(303,460)

Operating Activities
The Company had a net cash outflow from operating activities of $57,154,000 in the year-to-date of 2011 compared with an outflow of $15,789,000 in the same period in 2010. The variance between 2011 and 2010 is primarily due to an increase in inventories partly offset by increased net earnings and adjustments for non-cash items. Additionally, the year-to-date of 2011 includes the Company’s contribution of $25,000,000 to its pension plan versus a contribution of $40,000,000 in the comparable period in 2010, both of which are reflected in Other, net on the Condensed Consolidated Statements of Cash Flows.
Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,222,599,000 and 5.3 at October 31, 2011, compared with $2,204,632,000 and 5.6 at January 31, 2011 and $2,029,395,000 and 5.6 at October 31, 2010.
Accounts receivable, less allowances at October 31, 2011 were 8% and 5% lower than January 31, 2011 and October 31, 2010 primarily due to a decline in receivables from independent wholesale distributors. Changes in foreign currency exchange rates increased accounts receivable balances by 3% compared to January 31, 2011 and by 2% compared to October 31, 2010.

Inventories, net at October 31, 2011 were 27% higher than January 31, 2011 and were 25% higher than October 31, 2010. Finished goods inventories rose 19% and 8% from January 31, 2011 and October 31, 2010 and combined raw material and work-in-process inventories rose 40% and 58% in those same periods, all to support sales growth, new store openings, new product launches and expanded assortments, as well as reflecting higher product and raw material acquisition costs. In addition, the Company has expanded statement jewelry inventory assortments in key markets and has been opportunistic in purchasing greater amounts of rough diamonds.
Investing Activities
The Company had a net cash outflow from investing activities of $194,958,000 in the year-to-date of 2011 compared with an outflow of $136,473,000 in the year-to-date of 2010. The increased outflow in the current year is primarily due to higher capital expenditures (as a result of increased store openings and renovations and the relocation of the New York headquarters) and notes receivable funded, which was partly offset by proceeds received from the sale of marketable securities and short-term investments.
Financing Activities
The Company had a net cash outflow from financing activities of $152,086,000 in the year-to-date of 2011 compared with an outflow of $154,799,000 in the year-to-date of 2010. The decreased outflow in the current year is primarily due to an increase in net proceeds received from borrowings offset by share repurchase activity.
Recent Borrowings. The Company had net repayments of or net proceeds from short-term and long-term borrowings as follows:

	Year-to-date
(in thousands)	2011	2010
Short-term borrowings:
Proceeds from credit facility borrowings, net	$61,916	$31,787

Long-term borrowings:
Proceeds from issuance	—	118,430
Repayments	(58,915)	(178,845)

Net repayments of long-term borrowings	(58,915)	(60,415)

Net proceeds from (repayments of) total borrowings	$3,001	$(28,628)

There was $107,830,000 outstanding and $394,682,000 available under revolving credit facilities at October 31, 2011. The weighted average interest rate for the outstanding amount at October 31, 2011 was 1.76%.
In May 2011, the Company entered into a ¥4,000,000,000 ($49,240,000 at issuance) one-year uncommitted credit facility. Borrowings may be made on one-, three- or 12-month terms bearing interest at the LIBOR rate plus 0.25%, subject to bank approval. As of October 31, 2011, the Company had borrowed the full amount under the facility.
In April 2011, the Company used cash on hand and credit facility borrowings to repay the full amount outstanding of a ¥5,000,000,000 ($58,915,000 at payment date) 15-year term loan, bearing interest at a rate of 4.50%.
The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 31% at October 31, 2011, 32% at January 31, 2011 and 38% at October 31, 2010.
At October 31, 2011, the Company was in compliance with all debt covenants.
Share Repurchases. The Company’s share repurchase activity was as follows:

	Third Quarter		Year-to-date
(in thousands, except per share amounts)	2011	2010	2011	2010
Cost of repurchases	$86,326	$25,668	$138,813	$72,806
Shares repurchased and retired	1,321	588	2,104	1,706
Average cost per share	$65.37	$43.68	$65.97	$42.68
In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The 2011 Program expires on

January 31, 2013. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions. At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements. At October 31, 2011, there remained $253,206,000 of authorization for future repurchases under the 2011 Program.
Contractual Obligations
In March 2011, Laurelton Diamonds, Inc., a direct, wholly-owned subsidiary of the Company (“Laurelton”), as lender, entered into a $50,000,000 amortizing term loan facility agreement (the “Loan”) with Koidu Holdings S.A. (“Koidu”), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the “Mine”) from which Laurelton now acquires diamonds. Koidu is required under the terms of the Loan to apply the proceeds of the Loan to capital expenditures necessary to expand the Mine, among other purposes. The Loan is required to be repaid in full by March 2017 through semi-annual payments scheduled to begin in March 2013. Interest accrues at a rate per annum that is the greater of (i) LIBOR plus 3.5% or (ii) 4%. In consideration of the Loan, Laurelton was granted the right to purchase at fair market value diamonds recovered from the Mine that meet Laurelton’s quality standards. In the second quarter of 2011 the Loan was fully funded. The assets of Koidu, including all equipment and rights in respect of the Mine, are subject to the security interest of a lender that is not affiliated with the Company. The Loan will be partially secured by diamonds that have been extracted from the Mine and that have not been sold to third parties.
Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.
The Company’s contractual cash obligations and commercial commitments at October 31, 2011 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2011, except as noted above.
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
Foreign Currency Risk
The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The fair value of foreign exchange forward contracts and put option contracts is sensitive to changes in foreign exchange rates. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. There were no outstanding put option contracts as of October 31, 2011. The term of all outstanding foreign exchange forward contracts as of October 31, 2011 ranged from less than one month to 15 months.
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
For information regarding current legal proceedings, refer to “Item 1. Notes to Condensed Consolidated Financial Statements — Note 10. Commitments and Contingencies”.

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

PART II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains the Company’s stock repurchases of equity securities in the third quarter of 2011:
Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares, (or
	(a) Total Number of	(b) Average	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
August 1, 2011 to August 31, 2011	919,899	$64.67	919,899	$280,041,000

September 1, 2011 to September 30, 2011	122,414	$71.09	122,414	$271,338,000

October 1, 2011 to October 31, 2011	278,359	$65.14	278,359	$253,206,000

TOTAL	1,320,672	$65.37	1,320,672	$253,206,000
In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The 2011 Program expires on January 31, 2013.

ITEM 6.	Exhibits
(a) Exhibits:

10.155	a	Acknowledgment of Amendment dated September 21, 2011 with respect to the Note Purchase and Private Shelf Agreement referred to in previously filed Exhibit 10.155.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011, furnished with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO. (Registrant)
Date: December 2, 2011	By:	/s/ Patrick F. McGuiness
Patrick F. McGuiness
Senior Vice President and Chief Financial Officer (principal financial officer)