Form 10-K
period 2012-01-31
TIFFANY & CO
filed 2012-03-28
CIK 98246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 29, 2011, the aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant was approximately $9,713,269,057 using the closing sales price on this day of $79.59. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 20, 2012, the registrant had outstanding 126,379,085 shares of its common stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE.

The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant’s Proxy Statement Dated April 5, 2012 (Part III).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including documents incorporated herein by reference, contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Registrant’s goals, plans and projections with respect to store openings, sales, retail prices, gross margin, expenses, effective tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow and liquidity. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. One can identify these forward-looking statements by the fact that they use words such as “believes,” “intends,” “plans” and “expects” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on management’s current plans and involve inherent risks, uncertainties and assumptions that could cause actual outcomes to differ materially from current plans. The Registrant has included important factors in the cautionary statements included in this Annual Report, particularly under “Item 1A. Risk Factors,” that the Registrant believes could cause actual results to differ materially from any forward-looking statement.

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

GENERAL HISTORY OF BUSINESS

The Registrant (also referred to as Tiffany & Co. or the “Company”) is the parent corporation of Tiffany and Company (“Tiffany”). Charles Lewis Tiffany founded Tiffany’s business in 1837. He incorporated Tiffany in New York in 1868. The Registrant acquired Tiffany in 1984 and completed the initial public offering of the Registrant’s Common Stock in 1987. The Registrant is a holding company and conducts all business through its subsidiary corporations. Through those subsidiaries, the Company sells jewelry and other items that it manufactures or has made by others to its specifications.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Registrant’s segment information for the fiscal years ended January 31, 2012, 2011 and 2010 is reported in “Item 8. Financial Statements and Supplementary Data – Note Q. Segment Information.”

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

Management believes that consumers associate the Brand with high-quality gemstone jewelry, particularly diamond jewelry; excellent customer service; an elegant store and online environment; upscale store locations; “classic” product positioning; distinctive and high-quality packaging materials (most significantly, the TIFFANY & CO. blue box); and sophisticated style and romance. Tiffany’s business plan includes expenses to maintain the strength of the Brand, such as the following:

•	To provide excellent service, stores must be well staffed with knowledgeable professionals;

•

Elegant stores in the best “high street” and luxury mall locations are more expensive and difficult to secure and maintain, but reinforce the Brand’s luxury connotations through association with other luxury brands;

•	In-store display practices enable Tiffany to showcase fine jewelry in a manner consistent with the Brand’s positioning but require sufficient space;

•	The classic positioning of much of Tiffany’s product line supports the Brand, but limits the display space that can be allocated to new product introductions;

•	Tiffany’s packaging supports consumer expectations with respect to the Brand but is expensive;

•	A significant amount of advertising is required to both reinforce the Brand’s association with luxury, sophistication, style and romance, as well as to market specific products; and

TIFFANY & CO.

•

Maintaining its position within the high-end of the jewelry market requires Tiffany to invest significantly in diamond and gemstone inventory and to accept reduced overall gross margins; it also causes some consumers to view Tiffany as beyond their price range.

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

REPORTABLE SEGMENTS

Americas

In 2011, sales in the Americas were 50% of consolidated worldwide net sales, while sales in the U.S. represented 90% of net sales in the Americas.

Retail Sales. Retail sales are transacted in Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2012 included in parentheses): the U.S. (87), Mexico (7), Canada (5) and Brazil (3). Included within these totals are six Company-operated stores located within various department stores.

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

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in markets in the Central/South American, Caribbean and Canadian regions. Such sales represent less than 1% of consolidated worldwide net sales.

Asia-Pacific

In 2011, sales in Asia-Pacific represented 21% of consolidated worldwide net sales.

Retail Sales. Retail sales are transacted in Company-operated TIFFANY & CO. stores in (number of

TIFFANY & CO.

stores at January 31, 2012 included in parentheses): China (16), Korea (14), Hong Kong (8), Taiwan (7), Australia (5), Singapore (4), Macau (2) and Malaysia (2). Included within these totals are 21 Company-operated stores located within various department stores.

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in Australia through its website at www.tiffany.com.au.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in Asia-Pacific markets. Such sales represent less than 1% of consolidated worldwide net sales.

Japan

In 2011, sales in Japan represented 17% of consolidated worldwide net sales.

Retail Sales. The Registrant does business in Japan through its wholly-owned subsidiary, Tiffany & Co. Japan, Inc. (“Tiffany-Japan”), in 55 stores. Included within this total are 51 Tiffany-Japan-operated stores located within Japanese department stores, representing 79% of Tiffany-Japan’s net sales. There are four large department store groups in Japan. Tiffany-Japan operates TIFFANY & CO. stores in locations controlled by these groups as follows (number of locations at January 31, 2012 included in parentheses): Isetan Mitsukoshi (15), J. Front Retailing Co. (Daimaru and Matsuzakaya department stores) (10), Takashimaya (9) and Millennium Retailing Co. (Sogo and Seibu department stores) (3). Tiffany-Japan also operates 14 stores in department stores controlled by other Japanese companies.

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in Japan through its website at www.tiffany.co.jp.

Business-to-Business Sales. Products drawn from the retail product line and items specially developed are sold to business customers.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in Japan. Such sales represent less than 1% of consolidated worldwide net sales.

Europe

In 2011, sales in Europe represented 12% of consolidated worldwide net sales, while sales in the United Kingdom represented approximately half of European net sales.

Retail Sales. Retail sales are transacted in Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2012 included in parentheses): the United Kingdom (10), Germany (6), Italy (5), France (3), Spain (2), Switzerland (2), Austria (1), Belgium (1), Ireland (1) and the Netherlands (1). Included within these totals are seven Company-operated stores located within various department stores.

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in the United Kingdom, Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands and Spain through its websites which are accessible through www.tiffany.com.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in Europe. Such sales represent less than 1% of consolidated worldwide net sales.

TIFFANY & CO.

Other

Other consists of all non-reportable segments. Other consists primarily of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets primarily in the Middle East and Russia (“Emerging Markets”) and wholesale sales of diamonds. In addition, Other also includes earnings received from licensing agreements with Luxottica Group for the distribution of TIFFANY & CO. brand eyewear and with The Swatch Group Ltd. (the “Swatch Group”) for TIFFANY & CO. brand watches. The earnings received from these licensing agreements represented less than 1% of consolidated worldwide net sales in 2011, 2010 and 2009. See “Item 3. Legal Proceedings” for additional information.

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

Iridesse, Inc. In the fourth quarter of 2008, management committed to a plan to close all IRIDESSE stores. All stores were closed in 2009. The results of IRIDESSE are reported as discontinued operations.

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

The following chart details the number of TIFFANY & CO. retail locations operated by the Registrant’s subsidiary companies since 2001:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Americas
Year:	U.S.	Canada & Latin America	Asia- Pacific	Japan	Europe	Total
2001	44	5	20	47	10	126
2002	47	5	20	48	11	131
2003	51	7	22	50	11	141
2004	55	7	24	53	12	151
2005	59	7	25	50	13	154
2006	64	9	28	52	14	167
2007	70	10	34	53	17	184
2008	76	10	39	57	24	206
2009	79	12	45	57	27	220
2010	84	12	52	56	29	233
2011	87	15	58	55	32	247

TIFFANY & CO.

As part of its long-term strategy to expand its worldwide store base, management plans to add 24 (net) Company-operated stores in 2012 (nine in the Americas, seven in Asia-Pacific, three in Europe and commence operations of five stores in Emerging Markets).

As noted above, the Company currently operates e-commerce enabled websites in 13 countries. Sales transacted on those websites accounted for 6% of consolidated worldwide net sales in 2011, 2010 and 2009. The Company continually invests in enhancing these websites and intends to expand its e-commerce sites to additional countries in the future.

Products

The Company’s principal product category is jewelry, which represented 91%, 91% and 90% of the Registrant’s net sales in 2011, 2010 and 2009. Tiffany offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. Designs are developed by employees, suppliers, independent designers and independent “named” designers (see “MATERIAL DESIGNER LICENSE” below).

The Company also sells timepieces, sterling silver goods (other than jewelry), china, crystal, stationery, fragrances, personal accessories and leather goods, which represented, in total, 8%, 8% and 9% of the Registrant’s net sales in 2011, 2010 and 2009. The Registrant’s remaining 1% of net sales were attributable to wholesale sales of diamonds and earnings received from third-party licensing agreements.

Sales by Reportable Segment of TIFFANY & CO. Jewelry by Category

	September 30,	September 30,	September 30,	September 30,	September 30,
	% of total Americas Sales	% of total Asia-Pacific Sales	% of total Japan Sales	% of total Europe Sales	% of total Reportable Segment Sales
2011
Statement, fine & solitaire jewelry [a]	16%	23%	12%	14%	16%
Engagement jewelry & wedding bands [b]	23%	37%	41%	24%	29%
Silver & gold jewelry [c]	33%	28%	16%	46%	30%
Designer jewelry [d]	16%	11%	23%	12%	15%

2010
Statement, fine & solitaire jewelry [a]	15%	23%	13%	13%	16%
Engagement jewelry & wedding bands [b]	21%	35%	42%	25%	28%
Silver & gold jewelry [c]	36%	28%	17%	45%	32%
Designer jewelry [d]	17%	12%	21%	13%	16%

2009
Statement, fine & solitaire jewelry [a]	14%	21%	11%	13%	14%
Engagement jewelry & wedding bands [b]	21%	34%	43%	23%	27%
Silver & gold jewelry [c]	38%	30%	19%	47%	34%
Designer jewelry [d]	16%	12%	20%	14%	16%

TIFFANY & CO.

a)	This category includes statement, fine and solitaire jewelry (other than engagement jewelry). Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 5% of sales. Most items in this category contain diamonds, other gemstones or both. The average price of merchandise sold in 2011, 2010 and 2009 in this category was approximately $5,400, $4,400 and $4,200 for total reportable segments.

b)	This category includes diamond engagement rings and wedding bands marketed to brides and grooms. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 5% of sales. Most sales in this category are of items containing diamonds. The average price of merchandise sold in 2011, 2010 and 2009 in this category was approximately $3,800, $3,400 and $3,200 for total reportable segments.

c)	This category generally consists of non-gemstone, sterling silver (approximately 70% of the category in 2011) or gold jewelry, although small gemstones are used as accents in some pieces. This category does not include jewelry that bears a designer’s name. The average price of merchandise sold in 2011, 2010 and 2009 in this category was approximately $250, $220 and $210 for total reportable segments.

d)	This category generally consists of platinum, gold and sterling silver jewelry, some of which contains diamonds, other gemstones or a combination of both diamonds and other gemstones. This category includes only items that bear the name of and are attributed to one of the Company’s “named” designers: Elsa Peretti, Paloma Picasso, Frank Gehry and Jean Schlumberger (refer to “MATERIAL DESIGNER LICENSE” below). The average price of merchandise sold in 2011, 2010 and 2009 in this category was approximately $520, $450 and $420 for total reportable segments.

Certain reclassifications within the jewelry categories have been made to the prior years’ amounts to conform to the current year category presentation.

ADVERTISING AND MARKETING

The Registrant regularly advertises, primarily in newspapers and magazines, and also increasingly through digital media, and periodically conducts product marketing events. In 2011, 2010 and 2009, the Registrant spent $234,050,000 (6.4% of net sales), $197,597,000 (6.4% of net sales) and $159,891,000 (5.9% of net sales) on worldwide advertising, which include costs for media, production, catalogs, Internet, visual merchandising (in-store and window displays), marketing events and other related items.

PUBLIC AND MEDIA RELATIONS

Public and media relations activities are significant to the Registrant’s business and are important in maintaining the Brand. The Company engages in a program of media activities and retail marketing events to maintain consumer awareness of the Brand and TIFFANY & CO. products. Each year, Tiffany publishes its well-known Blue Book which showcases jewelry and other merchandise.

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

TIFFANY & CO.

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

MATERIAL DESIGNER LICENSE

Tiffany has been the sole licensee for jewelry designed by Elsa Peretti and bearing her trademark since 1974. The designs of Ms. Peretti accounted for 10% of the Company’s net sales in 2011, 2010 and 2009. Ms. Peretti, age 71, retains ownership of copyrights for her designs and of her trademarks and exercises approval rights with respect to important aspects of the promotion, display, manufacture and merchandising of her designs. Tiffany is required by contract to devote a portion of its advertising budget to the promotion of her products and she is paid a royalty by Tiffany for jewelry and other items designed by her and sold under her name. A written agreement exists between Ms. Peretti and Tiffany, but it may be terminated by either party following six months notice to the other party. No arrangement is currently in place to continue the sale of designs following the death or disability of Ms. Peretti. Tiffany is the sole retail source for merchandise designed by Ms. Peretti worldwide; however, she has reserved by contract the right

TIFFANY & CO.

to appoint other distributors in markets outside the U.S., Canada, Japan, Singapore, Australia, Italy, the United Kingdom, Switzerland and Germany. The Registrant’s operating results would be adversely affected were it to cease to be a licensee of Ms. Peretti or should its degree of exclusivity in respect of her designs be diminished.

MERCHANDISE PURCHASING, MANUFACTURING AND RAW MATERIALS

Tiffany produces jewelry and silver goods in New York, Rhode Island and Kentucky, and silver hollowware in New Jersey. Other subsidiaries of the Company process, cut and polish diamonds at facilities outside the U.S. In total, those manufacturing facilities produce approximately 60% of Tiffany merchandise sold. The balance, including almost all non-jewelry items, is purchased from third parties.

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

The Company purchases precious metals for use in its U.S. internal manufacturing operations and for use in the manufacture of Tiffany merchandise by certain third-party vendors. While Tiffany may supply precious metals to those vendors, the finished goods made by such vendors may not exclusively contain Tiffany-purchased precious metals. Additionally, not all precious metals used by third-party vendors or in Tiffany’s own manufacturing operations are sourced from a single mine or refinery. In recent years, there has been substantial volatility in the prices of precious metals.

Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 55%, 52% and 48% of Tiffany’s net sales in 2011, 2010 and 2009. Products containing one or more diamonds of one carat or larger accounted for 14%, 12% and 11% of net sales in each of those years.

Tiffany purchases polished diamonds principally from five key vendors. Were trade relations between Tiffany and one or more of these vendors to be disrupted, the Company’s sales could be adversely affected in the short term until alternative supply arrangements could be established. In 2008 and early 2009, the economic environment led to a reduction of retail and wholesale demand, and rough diamond prices and wholesale polished prices both declined accordingly. In the second half of 2009, and throughout 2010 and 2011, a resumption of growth in industry-wide demand for rough and polished wholesale diamonds resulted in prices rising accordingly.

Some, but not all, of Tiffany’s suppliers are Diamond Trading Company (“DTC”) sightholders (see “The DTC” below), and it is estimated that a significant portion of the diamonds that Tiffany has

TIFFANY & CO.

purchased have had their source with the DTC. The Company is a DTC sightholder for rough diamonds through its Antwerp operations and joint ventures (see below).

Except as noted above, Tiffany believes that there are numerous alternative sources for gemstones and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.

Purchases and Processing of Rough Diamonds. Of the world’s largest diamond producing countries, the vast majority of diamonds purchased by Tiffany originate from Botswana, Canada, Namibia, South Africa, Sierra Leone, Russia and Australia. The Company has established diamond processing operations that purchase, sort, cut and/or polish rough diamonds for use by Tiffany. The Company has such operations in Belgium, South Africa, Botswana, Namibia, Mauritius and Vietnam. Operations in South Africa, Botswana and Namibia are conducted through joint venture companies in which third parties own minority interests. Tiffany maintains a relationship and has an arrangement with a single mine operator in each of these three southern African countries, although the Company may choose to supplement its current operations with alternative mine operators from time to time. The Company’s operations in South Africa, Botswana and Namibia allow it to access rough diamond allocations reserved for local manufacturers.

Tiffany’s purchases of conflict-free rough (see “Conflict Diamonds” below) and polished fine white diamonds, in the color ranges D through I and in sizes above 0.18 carats represent a significant portion of the world’s supply of fine white diamonds in those color and size ranges. Management does not foresee a shortage of diamonds in those color and size ranges in the short term but believes that rising demand will eventually create such a shortage unless new mines are developed.

In recent years, approximately 50%—60% of the polished diamonds acquired by Tiffany for use in jewelry have been produced from rough diamonds purchased by the Company. The balance of Tiffany’s needs for polished diamonds have been purchased from third parties (see above). Through purchasing rough diamonds, it is the Company’s intention to supply Tiffany’s needs for diamonds to as great an extent as possible.

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

The Company will, from time to time, secure supplies of diamonds by agreeing to purchase a defined portion of a mine’s output at the current market prices. Under such arrangements, management anticipates that it will purchase approximately $200,000,000 of rough diamonds in 2012. The Company will also purchase rough diamonds from other suppliers, although there are no contractual obligations to do so.

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

TIFFANY & CO.

changing policies in diamond-producing countries and revised contractual arrangements with third-party mine operators.

The DTC continues to exert influence on the demand for polished diamonds through the requirements it imposes on those (“sightholders”) who purchase rough diamonds from the DTC.

Worldwide Availability and Price of Diamonds. The availability and price of diamonds to the DTC, Tiffany and Tiffany’s suppliers are dependent on a number of factors, including global consumer demand, the political situation in diamond-producing countries, the opening of new mines and the continuance of the prevailing supply and marketing arrangements for rough diamonds. As a consequence of changes in the DTC sightholder system and increased demand in the retail diamond trade, diamond prices increased significantly in the years leading up to 2008. During 2008 and early 2009, as global demand for rough diamonds waned due to economic conditions, diamond prices decreased but have increased again from the latter part of 2009 through 2011.

Sustained interruption in the supply of rough diamonds, an overabundance of supply or a substantial change in the marketing arrangements described above could adversely affect Tiffany and the retail jewelry industry as a whole. Changes in the marketing and advertising policies of the DTC and its direct purchasers could affect consumer demand for diamonds.

Conflict Diamonds. Media attention has been drawn to the issue of “conflict” or “blood” diamonds. These terms are used to refer to diamonds extracted from war-torn geographic regions and sold by rebel forces to fund insurrection. Allegations have also been made that trading in such diamonds supports terrorist activities. It is not considered possible to distinguish conflict diamonds from diamonds produced in other regions once they have been polished. Therefore, concerned participants in the diamond trade, including Tiffany and nongovernment organizations, such as the Responsible Jewellery Council of which Tiffany is a member, seek to exclude such diamonds, which represent a small fraction of the world’s supply, from legitimate trade through an international system of certification and legislation known as the Kimberley Process Certification Scheme. All rough diamonds the Company buys must be accompanied by a Kimberley Process certificate and all subsequent trades of rough and polished diamonds must conform to a system of warranties that references the aforesaid scheme. It is not expected that such efforts will substantially affect the supply of diamonds. Concerns over human rights abuses in Zimbabwe underscore that the aforementioned system does not control diamonds produced in state-sanctioned mines under poor working conditions. Tiffany has informed its vendors that the Company does not intend to purchase Zimbabwean-produced diamonds.

Manufactured Diamonds. Manufactured diamonds are produced in small quantities. Although significant questions remain as to the ability of producers to produce manufactured diamonds economically within a full range of sizes and natural diamond colors, and as to consumer acceptance of manufactured diamonds, manufactured diamonds may someday become a larger factor in the market. Should manufactured diamonds be offered in significant quantities, the supply of and price for natural diamonds may be affected. Tiffany does not sell manufactured diamonds.

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

TIFFANY & CO.

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

Watches. Prior to 2007, the Company acquired TIFFANY & CO. brand watches from various Swiss manufacturers. In 2007, the Company entered into a 20-year license and distribution agreement with the Swatch Group for the manufacture and distribution of TIFFANY & CO. brand watches. Under the agreement, the Swatch Group incorporated a new watchmaking company in Switzerland for the design, engineering, manufacturing, marketing, distribution and service of TIFFANY & CO. brand watches. This watchmaking company is wholly-owned and controlled by the Swatch Group but is authorized by Tiffany to use certain trademarks owned by Tiffany and operate under the TIFFANY & CO. name as Tiffany Watch Co., Ltd. The distribution of TIFFANY & CO. watches is made through the Swatch Group distribution network via the Swatch Group’s affiliates, the Swatch Group’s retail facilities and third-party distributors and resulted in royalty revenue that was less than 1% of consolidated worldwide net sales in 2011 and 2010. Watches sold in TIFFANY & CO. stores constituted 1% of consolidated worldwide net sales in 2011, 2010 and 2009. See “Item 3. Legal Proceedings” for additional information.

COMPETITION

The global jewelry industry is competitively fragmented. The Company encounters significant competition in all product lines. Some competitors specialize in just one area in which the Company is active. Many competitors have established worldwide, national or local reputations for style, quality, expertise and customer service similar to the Company and compete on the basis of that reputation. Other jewelers and retailers compete primarily through advertised price promotion. The Company competes on the basis of the Brand’s reputation for high-quality products, customer service and distinctive merchandise and does not engage in price promotional advertising.

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

EMPLOYEES

As of January 31, 2012, the Registrant’s subsidiary corporations employed an aggregate of approximately 9,800 full-time and part-time persons. Of those employees, approximately 5,300 are employed in the United States.

TIFFANY & CO.

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

The Registrant has invested in and operates a significant number of stores in the greater China region and anticipates significant further expansion. Should the Chinese economy experience an economic slowdown, the sales and profitability of stores in the greater China region as well as stores in other markets that serve Chinese tourists could be affected.

Uncertainty surrounding the current global economic environment makes it more difficult for the Registrant to forecast operating results. The Registrant’s forecasts employ the use of estimates and assumptions. Actual results could differ from forecasts, and those differences could be material.

TIFFANY & CO.

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

(iv) Risk: that changes in the Registrant’s product or geographic sales mix could affect the Registrant’s profitability.

The Registrant sells an extensive selection of jewelry and other merchandise at a wide range of retail price points that yield different gross profit margins. Additionally, the Registrant’s geographical regions achieve different operating profit margins due to a variety of factors including product mix, store size and occupancy costs, labor costs, retail pricing and fixed versus variable expenses. If the Registrant’s sales were to shift toward products or geographic regions that are significantly different than the Registrant’s plans, it could have an effect, either positively or negatively, on the Registrant’s expected profitability.

(v)	Risk: that weakening foreign currencies may negatively affect the Registrant’s sales and profitability.

The Registrant operates retail stores in various countries outside of the U.S. and, as a result, is exposed to market risk from fluctuations in foreign currency exchange rates. In 2011, sales in countries outside of the U.S. in aggregate represented more than half of the Registrant’s net sales and earnings from operations, of which Japan represented 17% of the Registrant’s net sales and 26% of the Registrant’s earnings from operations. In order to maintain its worldwide relative pricing structure, a substantial weakening of foreign currencies against the U.S. dollar would require the Registrant to raise its retail prices or reduce its profit margins in various locations outside of the U.S. Consumers in those markets may not accept significant price increases on the Registrant’s goods; thus, there is a risk that a substantial weakening of foreign currencies will result in reduced sales and profitability.

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

TIFFANY & CO.

(vi) Risk: that volatile global economic conditions may have a material adverse effect on the Registrant’s liquidity and capital resources.

The global economy and the credit and equity markets have undergone significant disruption in recent years. Any prolonged economic weakness could have an adverse effect on the Registrant’s cost of borrowing, could diminish its ability to service or maintain existing financing and could make it more difficult for the Registrant to obtain additional financing or to refinance existing long-term obligations.

Any significant deterioration in the stock market could negatively affect the valuation of pension plan assets and result in increased minimum funding requirements.

(vii) Risk: that the Registrant will be unable to continue to offer merchandise designed by Elsa Peretti.

Merchandise designed by Ms. Peretti accounted for 10% of 2011 net sales. Tiffany has an exclusive long-standing license arrangement with Ms. Peretti to sell her designs and use her trademarks; this arrangement is subject to royalty payments as well as other requirements. This license may be terminated by Tiffany or Ms. Peretti on six months notice, even in the case where no default has occurred. Also, no agreement has been made for the continued sale of the designs or use of the trademarks ELSA PERETTI following the death or disability of Ms. Peretti, who is now 71 years of age. Loss of this license would have a material adverse effect on the Registrant’s business through lost sales and profits.

(viii) Risk: that changes in costs of diamonds and precious metals or reduced supply availability may adversely affect the Registrant’s ability to produce and sell products at desired profit margins.

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

TIFFANY & CO.

In Japan, many of the retail locations are within department stores. TIFFANY & CO. stores located in department stores in Japan represented 79% of net sales in Japan and 13% of consolidated net sales in 2011. In recent years, the Japanese department store industry has, in general, suffered declining sales and there is a risk that such financial difficulties will force further consolidations or store closings. Should one or more Japanese department store operators elect or be required to close one or more stores now housing a TIFFANY & CO. store, the Registrant’s sales and profits would be reduced while alternative premises were being obtained. The Registrant’s commercial relationships with department stores in Japan, and their abilities to continue as leading department store operators, have been and will continue to be substantial factors affecting the Registrant’s business in Japan.

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

(xi) Risk: that the Registrant’s business is dependent upon the distinctive appeal of the TIFFANY & CO. brand.

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

(xii) Risk: that a significant privacy breach of the Registrant’s information systems could affect the Registrant’s business.

The protection of customer, employee and company data is important to the Registrant. The Registrant’s customers expect that their personal information will be adequately protected. In addition, the regulatory environment surrounding information security and privacy is becoming increasingly demanding, with evolving requirements in the various jurisdictions in which the Registrant’s subsidiaries do business. A significant breach of customer, employee or company data could damage the Registrant’s reputation, brand and relationship with customers and could result in lost sales, fines and lawsuits.

TIFFANY & CO.

(xiii) Risk: that the loss, or a prolonged disruption in the operation, of the Registrant’s centralized distribution centers could adversely affect the Registrant’s business and operations.

The Registrant maintains two separate distribution centers in close proximity to one another in New Jersey. Both are dedicated to warehousing merchandise, store replenishment and processing direct-to-customer orders. Although the Registrant believes that it has appropriate contingency plans, unforeseen disruptions impacting one or both locations for a prolonged period of time may result in delays in the delivery of merchandise to stores or in fulfilling customer orders.

Item 1B.	Unresolved Staff Comments.

NONE

Item 2.	Properties.

The Registrant leases its various store premises (other than the New York Flagship store) under arrangements that generally range from three to 10 years. The following table provides information on the number of locations and square footage of Company-operated TIFFANY & CO. stores as of January 31, 2012:

	September 30,	September 30,	September 30,	September 30,
	Total Stores	Total Gross Retail Square Footage	Gross Retail Square Footage Range	Average Gross Retail Square Footage
Americas:
New York Flagship	1	45,500	45,500	45,500
Other stores	101	615,200	1,000 – 17,600	6,100
Asia-Pacific	58	150,600	700 – 12,800	2,600
Japan:
Tokyo Ginza	1	12,000	12,000	12,000
Other stores	54	131,600	600 – 7,500	2,400
Europe:
London Old Bond Street	1	22,400	22,400	22,400
Other stores	31	89,400	600 – 7,100	2,900

Total	247	1,066,700	600 – 45,500	4,300

In the Americas, Tiffany’s U.S. stores over the years have evolved toward smaller-sized formats, as a result of more effective use of space, visual merchandising, and inventory replenishment. New stores opened in 2011 ranged from 2,900 – 3,500 gross square feet, and management currently expects that new U.S. stores to be opened in 2012 and beyond will likely be in that approximate size range. In addition, management currently does not anticipate any meaningful change in future store sizes or formats for locations outside the U.S.

NEW YORK FLAGSHIP STORE

The Company owns the building housing the New York Flagship store at 727 Fifth Avenue, which was designed to be a retail store for Tiffany and is well located for this function. Currently, approximately 45,500 gross square feet of this 124,000 square foot building are devoted to retail

TIFFANY & CO.

sales, with the balance devoted to administrative offices, certain product services, jewelry manufacturing and storage. Tiffany’s New York Flagship store is the focal point for marketing and public relations efforts. Retail sales in the New York Flagship store represented 8%, 8% and 9% of consolidated worldwide net sales in 2011, 2010 and 2009.

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

RETAIL SERVICE CENTER

The Company’s Retail Service Center (“RSC”), located in Parsippany, New Jersey, comprises approximately 370,000 square feet. Approximately half of the building is devoted to office and computer operations and half to warehousing, shipping, receiving, light manufacturing, merchandise processing and other distribution functions. The RSC receives merchandise and replenishes retail stores. Tiffany has a 20-year lease which expires in 2025 and has two 10-year renewal options. The Registrant believes that the RSC has been properly designed to handle worldwide distribution functions and that it is suitable for that purpose.

CUSTOMER FULFILLMENT CENTER

The Company owns the Customer Fulfillment Center (“CFC”) in Whippany, New Jersey and leases the land on which the facility resides. The CFC is approximately 266,000 square feet and is primarily used for warehousing merchandise and processing direct-to-customer orders. The lease expires in 2032 and the Company has the right to renew the lease for an additional 20-year term.

MANUFACTURING FACILITIES

Tiffany owns and operates jewelry manufacturing facilities in Cumberland, Rhode Island, Mount Vernon, New York and Lexington, Kentucky and leases a manufacturing facility in Pelham, New York. The lease expires in 2023. The facilities total approximately 194,600 square feet.

The Company leases facilities in Belgium, South Africa and Mauritius and owns the facilities in Botswana, Namibia and Vietnam that sort, cut and/or polish rough diamonds for use by Tiffany. In addition, the land on which the Namibia and Vietnam facilities reside is leased. These facilities total approximately 144,000 square feet and the lease expiration dates range from 2012 to 2051.

TIFFANY & CO.

Item 3.	Legal Proceedings.

On June 24, 2011, The Swatch Group Ltd. (“Swatch”) and its wholly-owned subsidiary Tiffany Watch Co. (“Watch Company”; Swatch and Watch Company, together, the “Swatch Parties”), initiated an arbitration proceeding against the Registrant and its wholly-owned subsidiaries Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the “Tiffany Parties”) seeking damages for alleged contractual breach of agreements entered into by and among the Swatch Parties and the Tiffany Parties that came into effect in December of 2007 (the “License and Distribution Agreements”). The License and Distribution Agreements pertain to the development and commercialization of a watch business and, among other things, contained various licensing and governance provisions and approval requirements relating to business, marketing and branding plans and provisions allocating profits relating to sales of the watch business between the Swatch Parties and the Tiffany Parties.

The Swatch Parties and the Tiffany Parties have agreed that all claims and counterclaims between and among them under the License and Distribution Agreements will be determined through a confidential arbitration (the “Arbitration”). The Arbitration is pending before a three-member arbitral panel convened pursuant to the Arbitration Rules of the Netherlands Arbitration Institute in the Netherlands.

On September 12, 2011, the Swatch Parties publicly issued a Notice of Termination purporting to terminate the License and Distribution Agreements due to alleged material breach by the Tiffany Parties.

On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the License and Development Agreements by obstructing and delaying development of Watch Company’s business. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $79,000,000 at January 31, 2012) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,100,000,000 at January 31, 2012) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates).

The Registrant believes the claim is without merit and intends to defend vigorously the Arbitration and (together with the remaining Tiffany Parties) has filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties dispute both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties have also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties have failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $131,000,000 at January 31, 2012) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $588,000,000 at January 31, 2012) (calculated based on future lost profits of the Tiffany Parties).

The arbitration hearing is currently expected in October 2012.

Management has not included any accrual in the consolidated financial statements for the year ended January 31, 2012 related to the Arbitration as a result of its assessment that an award of damages to the Swatch Parties in the Arbitration is not probable. If the Swatch Parties’ claims were accepted on their merits, the damages award cannot be reasonably estimated at this time

TIFFANY & CO.

but could have a material adverse effect on the Registrant’s consolidated financial statements or liquidity.

If, as requested by both parties, the Arbitration tribunal determines that the License and Distribution Agreements were properly terminated by one or other party, the Tiffany Parties will need to find a new manufacturer for TIFFANY & CO. brand watches and the Swatch Parties will no longer be responsible for distributing such watches to third-party distributors. Royalties payable to the Tiffany Parties by Watch Company under the License and Distribution Agreements have not been significant in any year. Watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of net sales in 2011, 2010 and 2009.

In addition, the Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany’s business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of patents and other intellectual property rights by Tiffany, litigation instituted by persons alleged to have been injured upon premises within the Registrant’s control and litigation with present and former employees and customers. Although litigation with present and former employees is routine and incidental to the conduct of Tiffany’s business, as well as for any business employing significant numbers of employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally-protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, the Registrant believes that litigation currently pending to which it or Tiffany is a party or to which its properties are subject will be resolved without any material adverse effect on the Registrant’s financial position, earnings or cash flows.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Registrant’s Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for 2011 were:

	September 30,	September 30,
	High	Low
First Quarter	$69.72	$54.58
Second Quarter	$84.49	$66.48
Third Quarter	$80.99	$56.21
Fourth Quarter	$79.00	$58.61

On March 20, 2012, the high and low selling prices quoted on such exchange were $74.20 and $71.87. On March 20, 2012, there were 14,449 holders of record of the Registrant’s Common Stock.

In consolidated trading, the high and low selling prices per share for shares of such Common Stock for 2010 were:

TIFFANY & CO.

	September 30,	September 30,
	High	Low
First Quarter	$52.19	$38.89
Second Quarter	$49.74	$35.81
Third Quarter	$53.00	$39.43
Fourth Quarter	$65.76	$52.96

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

In 2011, a dividend of $0.25 per share of Common Stock was paid on April 11, 2011. On May 19, 2011, the Registrant announced a 16% increase in its regular quarterly dividend rate to a new rate of $0.29 per share of Common Stock which was paid on July 11, 2011, October 11, 2011 and January 10, 2012.

In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Annual Report on Form 10-K, 6,139,699 shares of the Registrant’s Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered “affiliates” under the provisions of Rule 405 promulgated under the Securities Act of 1933.

The following table contains the Company’s repurchases of equity securities in the fourth quarter of 2011:

Issuer Purchases of Equity Securities

	September 30,	September 30,	September 30,	September 30,
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1, 2011 to November 30, 2011	112,844	$75.64	112,844	$244,670,000

December 1, 2011 to December 31, 2011	351,626	$65.30	351,626	$221,710,000

January 1, 2012 to January 31, 2012	60,422	$63.04	60,422	$217,901,000

TOTAL	524,892	$67.26	524,892	$217,901,000

In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The 2011 Program expires on January 31, 2013.

TIFFANY & CO.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data, certain of which have been derived from the Company’s consolidated financial statements for fiscal years 2007-2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share amounts, percentages, ratios, retail locations and employees)	2011	2010	2009	2008	2007
EARNINGS DATA
Net sales	$3,642,937	$3,085,290	$2,709,704	$2,848,859	$2,927,751
Gross profit	2,151,154	1,822,278	1,530,219	1,646,442	1,651,501
Selling, general & administrative expenses	1,442,728	1,227,497	1,089,727	1,153,944	1,169,108
Net earnings from continuing operations	439,190	368,403	265,676	232,155	369,999
Net earnings	439,190	368,403	264,823	220,022	323,478
Net earnings from continuing operations per diluted share	3.40	2.87	2.12	1.84	2.68
Net earnings per diluted share	3.40	2.87	2.11	1.74	2.34
Weighted-average number of diluted common shares	129,083	128,406	125,383	126,410	138,140
BALANCE SHEET AND CASH FLOW DATA
Total assets	$4,158,992	$3,735,669	$3,488,360	$3,102,283	$3,000,904
Cash and cash equivalents	433,954	681,591	785,702	160,445	246,654
Inventories, net	2,073,212	1,625,302	1,427,855	1,601,236	1,372,397
Short-term borrowings and long-term debt (including current portion)	712,147	688,240	754,049	708,804	453,137
Stockholders’ equity	2,348,905	2,177,475	1,883,239	1,588,371	1,716,115
Working capital	2,262,998	2,204,632	1,845,393	1,446,812	1,337,454
Cash flows from operating activities	210,606	298,925	687,199	142,270	406,055
Capital expenditures	239,443	127,002	75,403	154,409	184,266
Stockholders’ equity per share	18.54	17.15	14.91	12.83	13.54
Cash dividends paid per share	1.12	0.95	0.68	0.66	0.52
RATIO ANALYSIS AND OTHER DATA
As a percentage of net sales:
Gross profit	59.0%	59.1%	56.5%	57.8%	56.4%
Selling, general & administrative expenses	39.6%	39.8%	40.2%	40.5%	39.9%
Net earnings from continuing operations	12.1%	11.9%	9.8%	8.1%	12.6%
Net earnings	12.1%	11.9%	9.8%	7.7%	11.0%
Capital expenditures	6.6%	4.1%	2.8%	5.4%	6.3%
Return on average assets	11.1%	10.2%	8.0%	7.2%	11.0%
Return on average stockholders’ equity	19.4%	18.1%	15.3%	13.3%	18.1%
Total debt-to-equity ratio	30.3%	31.6%	40.0%	44.6%	26.4%
Dividends as a percentage of net earnings	32.5%	32.7%	31.9%	37.4%	21.6%
Company-operated TIFFANY & CO. stores	247	233	220	206	184
Number of employees	9,800	9,200	8,400	9,000	8,800

All references to years relate to fiscal years that end on January 31 of the following calendar year.

TIFFANY & CO.

NOTES TO SELECTED FINANCIAL DATA

Financial information for 2011 includes $42,719,000 of net pre-tax expense ($25,994,000 net after-tax expense, or $0.20 per diluted share after tax) associated with the relocation of the New York headquarters staff to a single location. This expense is primarily related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income as well as the acceleration of the useful lives of certain property and equipment, incremental rent during the transition period and lease termination payments.

Financial information for 2010 includes the following amounts, totaling $17,635,000 of net pre-tax expense ($7,672,000 net after-tax expense, or $0.06 per diluted share after tax):

•

$17,635,000 pre-tax expense associated with the relocation of the New York headquarters staff to a single location. This expense is primarily related to the acceleration of the useful lives of certain property and equipment and incremental rent during the transition period; and

•

$3,096,000 net income tax benefit primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations.

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

Financial information for 2008 includes the following amounts, totaling $121,143,000 of net pre-tax expense ($74,241,000 net after-tax expense, or $0.59 per diluted share after tax):

•	$97,839,000 pre-tax expense related to staffing reductions;

•	$12,373,000 pre-tax impairment charge related to an investment in a mining and exploration company operating in Sierra Leone;

•	$7,549,000 pre-tax charge due to the closing of IRIDESSE stores, included within discontinued operations; and

•	$3,382,000 pre-tax charge for the closing of a diamond polishing facility in Yellowknife, Northwest Territories.

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

The Company is committed to growing sales per square foot by increasing consumer traffic, and the percentage of store visitors who make a purchase, through targeted advertising, ongoing sales training and customer-focused initiatives. In addition, in recent years, the Company has opened smaller size stores in the United States which are more comparable to many non-U.S. stores and which have contributed to higher store productivity.

•	To achieve improved operating margins.

Management’s long-term objective is to improve operating margin through greater efficiencies in product sourcing, manufacturing and distribution as well as by controlling selling, general and administrative expenses and enhancing productivity so that sales growth can generate a higher rate of earnings growth.

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

2011 SUMMARY

•

Worldwide net sales increased 18% to $3,642,937,000, due to growth in all reportable segments. Following a higher-than-expected 24% increase in worldwide net sales in the first nine months of the year, sales increased 8% in the fourth quarter due to decelerated rates of sales growth in most regions. On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales in 2011 increased 15% and comparable store sales increased 13%.

•	The Company added a net of 14 TIFFANY & CO. stores (six in the Americas, six in Asia-Pacific, three in Europe and a net reduction of one in Japan).

•

Operating margin increased 0.1 percentage point. However, the Company recorded charges (primarily within selling, general and administrative expenses) of $42,719,000 in 2011 and $17,635,000 during the prior year associated with Tiffany’s relocation of its New York headquarters staff to a single location (see “Item 8. Financial Statements and Supplementary Data – Note K. Commitments and Contingencies”). Excluding those charges, operating margin increased 0.8 percentage point in 2011.

•

Net earnings increased 19% to $439,190,000, or $3.40 per diluted share. Excluding nonrecurring items in 2011 and 2010 (see “Item 6. Selected Financial Data – Notes to Selected Financial Data” for a listing of those items) net earnings increased 24% to $465,184,000, or $3.60 per diluted share.

•

Consistent with the Company’s strategy to maintain substantial control over its diamond supply through direct diamond sourcing, a subsidiary of the Company entered into a $50,000,000 amortizing term loan facility agreement with Koidu Holdings S.A. and in return was granted the right to purchase diamonds meeting the Company’s quality standards recovered from their kimberlite diamond mine in Sierra Leone (see “Item 8. Financial Statements and Supplementary Data – Note K. Commitments and Contingencies”).

•	In May 2011, the Board of Directors approved a 16% increase in the quarterly dividend on the Company’s Common Stock increasing the annual dividend rate to $1.16 per share.

TIFFANY & CO.

NON-GAAP MEASURES

The Company’s reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar.

The Company reports information in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Internally, management monitors its sales performance on a non-GAAP basis that eliminates the positive or negative effects that result from translating sales made outside the U.S. into U.S. dollars (“constant-exchange-rate basis”). Management believes this constant-exchange-rate basis provides a more representative assessment of sales performance and provides better comparability between reporting periods.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:

Worldwide	18%	3%	15%	14%	2%	12%

Americas	15	1	14	12	1	11

Asia-Pacific	36	5	31	29	6	23

Japan	13	10	3	7	8	(1)

Europe	17	5	12	18	(5)	23

Comparable Store Sales:

Worldwide	16%	3%	13%	10%	2%	8%

Americas	13	—	13	9	1	8

Asia-Pacific	31	4	27	19	5	14

Japan	13	9	4	4	8	(4)

Europe	10	4	6	13	(5)	18

TIFFANY & CO.

RESULTS OF OPERATIONS

Net Sales

Net sales by segment were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands)	2011	2010	2009	2011 vs. 2010 % Change	2010 vs. 2009 % Change
Americas	$1,805,783	$1,574,571	$1,410,845	15%	12%
Asia-Pacific	748,214	549,197	426,296	36	29
Japan	616,505	546,537	512,989	13	7
Europe	421,141	360,831	306,321	17	18
Other	51,294	54,154	53,253	(5)	2

	$3,642,937	$3,085,290	$2,709,704	18%	14%

Comparable Store Sales. Reference will be made to comparable store sales below. Comparable store sales include only sales transacted in Company-operated stores. A store’s sales are included in comparable store sales when the store has been open for more than 12 months. In markets other than Japan, sales for relocated stores are included in comparable store sales if the relocation occurs within the same geographic market. In Japan, sales for a new store are not included if the store was relocated from one department store to another or from a department store to a free-standing location. In all markets, the results of a store in which the square footage has been expanded or reduced remain in the comparable store base.

Americas. Americas includes sales in TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain of those markets through business-to-business, Internet, catalog and wholesale operations. Americas represented 50%, 51% and 52% of worldwide net sales in 2011, 2010 and 2009, of which the New York Flagship store represented 8%, 8% and 9% of worldwide net sales.

In 2011, total sales in the Americas increased $231,212,000, or 15%, primarily due to an increase in the average price per unit sold. There was an increase in sales in all jewelry product categories with notable increases at the higher price points. Comparable store sales increased $175,179,000, or 13%, consisting of increases in both New York Flagship store sales of 20% and comparable branch store sales of 12%. Non-comparable store sales grew $47,743,000. On a constant-exchange-rate basis, sales in the Americas increased 14%, and comparable store sales increased 13%. Combined Internet and catalog sales in the Americas increased $10,752,000, or 6%, due to an increase in the average sales per order.

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

Asia-Pacific. Asia-Pacific includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations. Asia-Pacific represented 21%, 18% and 16% of worldwide net sales in 2011, 2010 and 2009.

TIFFANY & CO.

In 2011, total sales in Asia-Pacific increased $199,017,000, or 36%, due to similar increases in the average price per unit sold and in the number of units sold. There was sales and unit growth in all jewelry product categories. Comparable store sales increased $162,989,000, or 31%, and non-comparable store sales increased $23,830,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 31% and comparable store sales increased 27% due to geographically broad-based sales growth in most markets, especially in the greater China region.

In 2010, total sales in Asia-Pacific increased $122,901,000, or 29%, primarily due to an increase in the average price per unit sold. This increase included a comparable store sales increase of $77,353,000, or 19%, and non-comparable store sales growth of $40,722,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 23% and comparable store sales increased 14% due to geographically broad-based sales growth in most markets, especially in the greater China region.

Japan. Japan includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations. Japan represented 17%, 18% and 19% of worldwide net sales in 2011, 2010 and 2009.

In 2011, total sales in Japan increased $69,968,000, or 13%, due to an increase in the average price per unit sold, which was partly offset by a decline in the number of units sold. Sales growth was strong in both the designer jewelry and engagement jewelry & wedding bands categories. Comparable store sales increased $67,717,000, or 13%. On a constant-exchange-rate basis, Japan sales increased 3%, and comparable store sales increased 4%.

In 2010, total sales in Japan increased $33,548,000, or 7%, due to an increase in the average price per unit sold, which was partly offset by a decline in the number of units sold. Comparable store sales increased $17,913,000, or 4%, and other non-retail store sales increased $11,599,000. On a constant-exchange-rate basis, Japan sales decreased 1%, and comparable store sales decreased 4%.

Europe. Europe includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations. Europe represented 12%, 12% and 11% of worldwide net sales in 2011, 2010 and 2009. The United Kingdom (“U.K.”) represents approximately half of European sales.

In 2011, total sales in Europe increased $60,310,000, or 17%, due to similar increases in the number of units sold and in the average price per unit sold. There was sales and unit growth in all jewelry product categories with notable increases in the silver & gold category. Comparable store sales increased $33,021,000, or 10%, and non-comparable store sales increased $20,274,000. On a constant-exchange-rate basis, sales in Europe increased 12% and comparable store sales increased 6% reflecting relatively stronger sales growth in Continental Europe than in the U.K.

In 2010, total sales in Europe increased $54,510,000, or 18%, primarily due to an increase in the number of units sold. This included increased comparable store sales of $34,581,000, or 13%, and non-comparable store sales growth of $19,779,000. On a constant-exchange-rate basis, sales increased 23% and comparable store sales increased 18% due to geographically broad-based sales growth.

Store Data. In 2011, the Company added a net of 14 stores: six in the Americas (three in the U.S., two in Canada and one in Brazil), six in Asia-Pacific (three in Korea, two in China and one in Taiwan), three in Europe (one each in Germany, Italy and Switzerland) and a net reduction of one in Japan.

TIFFANY & CO.

In 2010, the Company added a net of 13 stores: five in the Americas (all in the U.S.), seven in Asia-Pacific (four in China and one each in Korea, Singapore and Taiwan), two in Europe (Spain and the U.K.) and a net reduction of one in Japan.

Sales per gross square foot generated by all stores were approximately $3,000 in 2011, $2,600 in 2010 and $2,400 in 2009.

Other. Other consists of all non-reportable segments. Other consists primarily of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and Russia) and wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs. In addition, Other includes earnings received from third-party licensing agreements.

In 2011, Other sales decreased $2,860,000, or 5% due to lower wholesale sales of diamonds partly offset by higher sales of TIFFANY & CO. merchandise to independent distributors in emerging markets. In 2010, Other sales increased $901,000, or 2%, as increased wholesale sales of TIFFANY & CO. merchandise to independent distributors was mostly offset by lower wholesale sales of diamonds.

Gross Margin

	September 30,	September 30,	September 30,
	2011	2010	2009
Gross profit as a percentage of net sales	59.0%	59.1%	56.5%

Gross margin (gross profit as a percentage of net sales) decreased by 0.1 percentage point in 2011 primarily due to higher product costs and changes in product mix toward higher-priced jewelry that achieves a lower gross margin partly offset by sales leverage on fixed costs. Gross margin increased by 2.6 percentage points in 2010 driven primarily by the recapture of higher product costs through retail price increases, as well as manufacturing efficiencies.

Management periodically reviews and adjusts its retail prices when appropriate to address product cost increases, specific market conditions and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. The Company uses derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 8. Financial Statements and Supplementary Data – Note I. Hedging Instruments”). In 2011 and 2010 the Company increased retail prices to address higher product costs and its strategy is to continue that approach as appropriate in the future.

Selling, General and Administrative (“SG&A”) Expenses

	September 30,	September 30,	September 30,
	2011	2010	2009
SG&A expenses as a percentage of net sales	39.6%	39.8%	40.2%

SG&A expenses increased $215,231,000, or 18%, in 2011 and $137,770,000, or 13%, in 2010. SG&A expenses in those years are not comparable due to several nonrecurring charges.

SG&A expenses in 2011 and 2010 included $42,506,000 and $16,625,000 of expenses associated with Tiffany and Company’s (“Tiffany”) relocation of its New York headquarters staff to a single location (see “Item 8. Financial Statements and Supplementary Data – Note K. Commitments and Contingencies”).

TIFFANY & CO.

SG&A expenses in 2009 included $442,000 of income (net) from the following nonrecurring items:

•

$4,442,000 of income received in connection with the assignment of the Tahera Diamond Corporation (“Tahera”) commitments and liens to an unrelated third party (see “Item 8. Financial Statements and Supplementary Data – Note K. Commitments and Contingencies”); and

•	$4,000,000 charge to terminate a third-party management agreement (see “Item 8. Financial Statements and Supplementary Data – Note C. Acquisitions and Dispositions”).

Excluding the nonrecurring items noted above, SG&A expenses in 2011, 2010 and 2009 would have been $1,400,222,000, $1,210,872,000 and $1,090,169,000. The increase of $189,350,000, or 16%, in 2011 was largely due to increased labor and benefits costs of $57,672,000, increased depreciation and store occupancy expenses of $56,657,000 due to new and existing stores, and increased marketing expenses of $36,453,000. The increase of $120,703,000, or 11%, in 2010 was largely due to increased marketing expenses of $37,706,000, increased labor and benefits costs of $30,323,000 and increased depreciation and store occupancy expenses of $28,704,000 due to new and existing stores. Excluding the nonrecurring items noted above, SG&A expenses as a percentage of net sales would have been 38.4%, 39.2% and 40.2% in 2011, 2010 and 2009.

The Company’s SG&A expenses are largely fixed in nature. The improvement in SG&A expenses excluding nonrecurring items as a percentage of net sales in 2011 reflected the leverage effect from increased sales. Variable costs (which include items such as variable store rent, sales commissions and fees paid to credit card companies) represent approximately one-fifth of total SG&A expenses.

Earnings from Continuing Operations

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands)	2011	% of Sales*	2010	% of Sales*	2009	% of Sales*
Earnings (losses) from continuing operations:
Americas	$387,951	21.5%	$340,331	21.6%	$263,470	18.7%
Asia-Pacific	205,711	27.5	133,448	24.3	100,690	23.6
Japan	184,767	30.0	162,800	29.8	139,519	27.2
Europe	105,728	25.1	88,309	24.5	60,102	19.6
Other	(5,247)	(10.2)	3,358	6.2	(8,767)	(16.5)

	878,910		728,246		555,014

Unallocated corporate expenses	(127,765)	(3.5)%	(115,830)	(3.8)%	(114,964)	(4.2)%
Other operating income	—		—		4,442
Other operating expense	(42,719)		(17,635)		(4,000)

Earnings from continuing operations	$708,426	19.4%	$594,781	19.3%	$440,492	16.3%

*	Percentages represent earnings (losses) from continuing operations as a percentage of each segment’s net sales.

Earnings from continuing operations increased 19% in 2011. On a segment basis, the ratio of earnings (losses) from continuing operations to each segment’s net sales in 2011 compared with 2010 was as follows:

•	Americas – the ratio decreased 0.1 percentage point primarily due to a decline in gross margin that was offset by the leveraging of operating expenses;

TIFFANY & CO.

•

Asia-Pacific – the ratio increased 3.2 percentage points primarily due to the leveraging of operating expenses as well as a decrease in marketing expenses resulting from a major marketing and public relations event that was held in Beijing, China in 2010;

•	Japan – the ratio increased 0.2 percentage point primarily due to an improvement in gross margin partly offset by increased operating expenses;

•	Europe – the ratio increased 0.6 percentage point primarily due to an improvement in gross margin partly offset by increased operating expenses; and

•

Other – the operating loss is primarily attributable to a valuation adjustment related to the write-down of wholesale diamond inventory deemed not suitable for the Company’s needs as well as increased spending in the latter part of 2011 for the development of the emerging markets region.

Earnings from continuing operations increased 35% in 2010. On a segment basis, the ratio of earnings (losses) from continuing operations to each segment’s net sales in 2010 compared with 2009 was as follows:

•	Americas – the ratio increased 2.9 percentage points primarily due to an increase in gross margin, as well as the leveraging of operating expenses;

•

Asia-Pacific – the ratio increased 0.7 percentage point due to an increase in gross margin, which was partly offset by an increase in marketing expenses associated with a major marketing and public relations event held in Beijing, China;

•	Japan – the ratio increased 2.6 percentage points primarily due to an increase in gross margin, which was partly offset by an increase in marketing expenses;

•	Europe – the ratio increased 4.9 percentage points primarily due to the leveraging of operating expenses, as well as an increase in gross margin; and

•

Other – the ratio improved 22.7 percentage points. The prior period operating loss included a valuation adjustment related to the write-down of wholesale diamond inventory deemed not suitable for the Company’s needs.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased in 2011 and 2010 but decreased as a percentage of sales.

Other operating income in 2009 represents $4,442,000 of income received in connection with the assignment of the Tahera commitments and liens to an unrelated third party (see “Item 8. Financial Statements and Supplementary Data – Note K. Commitments and Contingencies”).

Other operating expense in 2011 and 2010 represents $42,719,000 and $17,635,000 related to Tiffany’s relocation of its New York headquarters staff to a single location (see “Item 8. Financial Statements and Supplementary Data – Note K. Commitments and Contingencies”). Other operating expense in 2009 represents $4,000,000 paid to terminate a third-party management agreement (see “Item 8. Financial Statements and Supplementary Data – Note C. Acquisitions and Dispositions”).

TIFFANY & CO.

Interest Expense and Financing Costs

Interest expense and financing costs decreased $5,761,000, or 11%, in 2011 primarily due to lower interest rates related to maturing debt that was replaced with new lower-rate borrowings. Interest expense and financing costs decreased $706,000 in 2010.

Other Income, Net

Other income, net includes interest income, gains/losses on investment activities and foreign currency transactions. Other income, net decreased $1,889,000 in 2011 and increased $2,465,000 in 2010 primarily due to changes in foreign currency gains/losses.

Provision for Income Taxes

The effective income tax rate was 34.0% in 2011, compared with 32.7% in 2010 and 31.9% in 2009. The tax rate for 2010 included a net income tax benefit of $3,096,000 primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations. The lower tax rate in 2009 was primarily due to favorable reserve adjustments of $11,220,000 during the year associated with the settlement of certain tax audits and the expiration of statutory periods.

Net Loss from Discontinued Operations

In the fourth quarter of 2008, management committed to a plan to close all IRIDESSE stores. All stores were closed in 2009. The results of the IRIDESSE business have been recorded in discontinued operations. The pre-tax net loss from discontinued operations related to that business was $6,103,000 in 2009 (see “Item 8. Financial Statements and Supplementary Data – Note C. Acquisitions and Dispositions”).

The Company sold Little Switzerland, Inc. in 2007. In 2009, the Company received additional proceeds of $3,650,000 and recorded a pre-tax gain of $3,289,000 in settlement of post-closing adjustments (see “Item 8. Financial Statements and Supplementary Data – Note C. Acquisitions and Dispositions”).

2012 Outlook

Management’s outlook is based on the following assumptions, which may or may not prove valid, and which should be read in conjunction with “Item 1A. Risk Factors” on page K-14:

•	A worldwide net sales increase of approximately 10% for the full year, primarily driven by sales growth in Asia-Pacific and the Americas.

•	The opening of 24 (net) Company-operated stores (nine in the Americas, seven in Asia-Pacific, three in Europe and commencing operation of five stores in emerging markets).

•	Operating margin approximately equal to 2011 (when excluding nonrecurring items recorded in 2011), with an improved ratio of SG&A expenses to net sales offset by a decline in gross margin.

•	Interest and other expenses, net approximately equal to 2011.

•	An effective income tax rate of approximately 34% – 35%.

TIFFANY & CO.

•

Net earnings per diluted share of $3.95 – $4.05, representing a 16% – 19% increase over 2011, or a 10% – 13% increase when excluding the $0.20 of nonrecurring items in 2011, with most of the year-over-year growth occurring in the latter part of the year.

•	An increase in net inventories of approximately 15%.

•	Capital expenditures of approximately $240,000,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditure needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position that provides flexibility to pursue strategic initiatives. Management regularly assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments. Management believes that cash on hand, internally-generated cash flows and the funds available under its revolving credit facilities are sufficient to support the Company’s liquidity and capital requirements for the foreseeable future. From time to time, the Company may access the debt and capital markets to fund strategic opportunities and for general corporate purposes.

As of January 31, 2012, the Company’s cash and cash equivalents totaled $433,954,000, of which approximately half was held in locations outside the U.S. where the Company has the intention to indefinitely reinvest any undistributed earnings. Such cash balances are not available to fund U.S. cash requirements unless the Company were to decide to repatriate such funds. The Company intends to use these funds to support its continued expansion and investments outside of the U.S. The Company has sufficient sources of cash in the U.S. to fund its U.S. operations without the need to repatriate any of those funds held outside the U.S.

The following table summarizes cash flows from operating, investing and financing activities:

	September 30,	September 30,	September 30,
(in thousands)	2011	2010	2009
Net cash provided by (used in):
Operating activities	$210,606	$298,925	$687,199
Investing activities	(242,583)	(186,612)	(80,893)
Financing activities	(213,817)	(224,799)	10,538
Effect of exchange rates on cash and cash equivalents	(1,843)	8,375	14,300
Net cash used in discontinued operations	—	—	(5,887)

Net (decrease) increase in cash and cash equivalents	$(247,637)	$(104,111)	$625,257

Operating Activities

The Company had net cash inflows from operating activities of $210,606,000 in 2011, $298,925,000 in 2010 and $687,199,000 in 2009. The decrease in 2011 from 2010 primarily resulted from an increase in inventories partly offset by increased net earnings and adjustments for noncash items. The decrease in 2010 from 2009 primarily resulted from an increase in inventories.

TIFFANY & CO.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,262,998,000 and 4.6 at January 31, 2012, compared with $2,204,632,000 and 5.6 at January 31, 2011.

Accounts receivable, less allowances, at January 31, 2012 were 1% lower than January 31, 2011, reflecting a decline in receivables from independent wholesale distributors. On a 12-month rolling basis, accounts receivable turnover was 20 times in 2011 and 18 times in 2010.

Inventories, net at January 31, 2012 were 28% higher than January 31, 2011 with finished goods inventories increasing 16% and combined raw material and work-in-process inventories increasing 46%. The overall increase resulted from store openings, product introductions and expanded assortments, and higher product and raw material acquisition costs. In addition, the increase in raw material and work-in-process inventories reflected further vertical integration of the Company’s diamond supply chain.

Investing Activities

The Company had net cash outflows from investing activities of $242,583,000 in 2011, $186,612,000 in 2010 and $80,893,000 in 2009. The increased outflow in 2011 was primarily due to higher capital expenditures and notes receivable funded which was partly offset by net proceeds received from the sale of marketable securities and short-term investments. The increased outflow in 2010 was primarily due to higher capital expenditures and purchases of marketable securities and short-term investments.

Capital Expenditures. Capital expenditures are typically related to the opening, renovation and expansion of stores, distribution and manufacturing facilities and ongoing investments in new systems. Capital expenditures were $239,443,000 in 2011, $127,002,000 in 2010 and $75,403,000 in 2009, representing 7%, 4% and 3% of net sales in those respective years. The increase in 2011 was primarily due to the relocation of the New York headquarters and an increased number of store renovations. The increase in 2010 followed a moderated rate of store openings and other cost containment in 2009.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net proceeds received from the sale of marketable securities and short term investments of $55,139,000 during 2011 and net purchases of investments in marketable securities and short-term investments of $59,610,000 and $13,433,000 during 2010 and 2009.

Notes Receivable Funded. The Company may, from time to time, extend loans to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output. In 2011, the Company loaned $56,605,000 to various companies of which $50,000,000 was provided to Koidu Holdings S.A. (see “Item 8. Financial Statements and Supplementary Data – Note K. Commitments and Contingencies”).

Financing Activities

The Company had net cash outflows from financing activities of $213,817,000 in 2011 and $224,799,000 in 2010 and a net cash inflow of $10,538,000 in 2009. Year-over-year changes in cash flows from financing activities are largely driven by share repurchase activity, borrowings and cash dividends on common stock.

Dividends. The cash dividend on the Company’s Common Stock was increased once in 2011, twice in 2010 and did not change in 2009. The Company’s Board of Directors declared quarterly

TIFFANY & CO.

dividends which, on an annual basis, totaled $1.12, $0.95 and $0.68 per common share in 2011, 2010 and 2009. Cash dividends paid were $142,840,000, $120,390,000 and $84,579,000 in 2011, 2010 and 2009. The dividend payout ratio (dividends as a percentage of net earnings) was 33%, 33% and 32% in 2011, 2010 and 2009.

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

The Company’s share repurchase activity was as follows:

	September 30,	September 30,	September 30,
(in thousands, except per share amounts)	2011	2010	2009
Cost of repurchases	$174,118	$80,786	$467
Shares repurchased and retired	2,629	1,843	11
Average cost per share	$66.23	$43.83	$41.72

The Company suspended share repurchases during the third quarter of 2008 in order to conserve cash. In January 2010, the Company resumed repurchasing its shares of Common Stock on the open market. At January 31, 2012, there remained $217,901,000 of authorization for future repurchases under the 2011 Program. At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements.

Recent Borrowings. The Company had net repayments of or net proceeds from short-term and long-term borrowings as follows:

	September 30,	September 30,	September 30,
(in thousands)	2011	2010	2009
Short-term borrowings:
Proceeds from (repayment of) credit facility borrowings, net	$13,548	$9,170	$(126,811)
Proceeds from other credit facilities	61,020	—	—
Repayments of other credit facilities	(4,517)	—	—
Repayments of other short-term borrowings	—	—	(93,000)

Net proceeds from (repayments of) short-term borrowings	70,051	9,170	(219,811)

Long-term borrowings:
Proceeds from issuance	—	118,430	300,000
Repayments	(58,915)	(218,845)	(40,000)

Net (repayments of) proceeds from long-term borrowings	(58,915)	(100,415)	260,000

Net proceeds from (repayments of) total borrowings	$11,136	$(91,245)	$40,189

TIFFANY & CO.

In December 2011, the Company entered into a three-year $200,000,000 revolving credit facility and a five-year $200,000,000 revolving credit facility (the “Credit Facilities”). Under the Credit Facilities, borrowings may be made from 10 participating banks at interest rates based upon either (i) local currency borrowing rates or (ii) the Federal Funds Rate plus 0.5%, whichever is higher, plus a margin based on the Company’s leverage ratio. The Credit Facilities replaced the Company’s previous $400,000,000 multi-bank revolving credit facility. Borrowings were at interest rates based upon local currency borrowing rates plus a margin based on the Company’s leverage ratio.

In May 2011, the Company entered into a ¥4,000,000,000 ($49,240,000 at issuance) one-year uncommitted credit facility. Borrowings may be made on one-, three- or 12-month terms bearing interest at the LIBOR rate plus 0.25%, subject to bank approval.

In total, there was $112,973,000 outstanding and $389,159,000 available under all revolving credit facilities at January 31, 2012. The weighted-average interest rate for the outstanding amount at January 31, 2012 was 1.47%.

In 2010 and 2009, proceeds from long-term debt issuances and other short-term borrowings were used to refinance existing indebtedness and for general corporate purposes. Long-term debt issued in 2010 has a maturity date of 2016 at an interest rate of 1.72%. Long-term debt issued in 2009 has maturity dates that range from 2017 to 2019 at interest rates of 10.00%. See “Item 8. Financial Statements and Supplementary Data – Note H. Debt” for additional details.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 30% and 32% at January 31, 2012 and 2011.

At January 31, 2012, the Company was in compliance with all debt covenants.

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

Contractual Cash Obligations and Commercial Commitments

The following is a summary of the Company’s contractual cash obligations at January 31, 2012:

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands)	Total	2012	2013-2014	2015-2016	Thereafter
Unrecorded contractual obligations:
Operating leases	$1,425,498	$181,477	$320,026	$240,635	$683,360
Inventory purchase obligations [a]	441,760	383,317	58,443	—	—
Interest on debt [b]	229,382	43,142	82,609	71,784	31,847
Other contractual obligations [c]	41,458	35,205	5,147	1,106	—
Recorded contractual obligations:
Short-term borrowings	112,973	112,973	—	—	—
Long-term debt	599,174	60,822	—	238,352	300,000

	$2,850,245	$816,936	$466,225	$551,877	$1,015,207

a)	The Company will, from time to time, secure supplies of diamonds by agreeing to purchase a defined portion of a mine’s output. Inventory purchase obligations associated with these agreements have been estimated for 2012 and included in this table. Purchases beyond 2012 that are contingent upon mine production have been excluded as they cannot be reasonably estimated.

TIFFANY & CO.

b)	Excludes interest payments on amounts outstanding under available lines of credit, as the outstanding amounts fluctuate based on the Company’s working capital needs.

c)	Consists primarily of royalty commitments, construction-in-progress and packaging supplies.

The summary above does not include the following items:

•

Cash contributions to the Company’s pension plan and cash payments for other postretirement obligations. The Company plans to contribute approximately $35,000,000 to the pension plan in 2012. However, this expectation is subject to change if actual asset performance is different than the assumed long-term rate of return on pension plan assets. In addition, the Company estimates cash payments for postretirement health-care and life insurance benefit obligations to be $2,461,000 in 2012.

•

Unrecognized tax benefits at January 31, 2012 of $25,509,000 and accrued interest and penalties of $7,228,000. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

The following is a summary of the Company’s outstanding borrowings and available capacity under its credit facilities at January 31, 2012:

	September 30,	September 30,	September 30,
(in thousands)	Total Capacity	Borrowings Outstanding	Available Capacity
Three-year revolving credit facility [a]	$200,000	$3,380	$196,620
Five-year revolving credit facility [b]	200,000	25,824	174,176
Other credit facilities	102,132	83,769	18,363

	$502,132	$112,973	$389,159

[a]	This facility matures in December 2014. The Company can request to increase the capacity up to $275,000,000.

[b]	This facility matures in December 2016. The Company can request to increase the capacity up to $275,000,000.

In addition, the Company had letters of credit and financial guarantees of $27,880,000 at January 31, 2012, of which $17,849,000 expire within one year.

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

TIFFANY & CO.

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

Inventory. The Company writes down its inventory for discontinued and slow-moving products. This write-down is equal to the difference between the cost of inventory and its estimated market value, and is based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs might be required. The Company has not made any material changes in the accounting methodology used to establish its reserve for discontinued and slow-moving products during the past three years. At January 31, 2012, a 10% change in the reserve for discontinued and slow-moving products would have resulted in a change of $5,394,000 in inventory and cost of sales. The Company’s inventories are valued using the average cost method. Fluctuation in inventory levels, along with raw material costs, could affect the carrying value of the Company’s inventory.

Long-lived assets. The Company’s long-lived assets are primarily property, plant and equipment. The Company reviews its long-lived assets for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company did not record any material impairment charges in 2011, 2010 or 2009.

Goodwill. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed. The evaluation, based upon discounted cash flows, requires management to estimate future cash flows, growth rates and economic and market conditions. The 2011, 2010 and 2009 evaluations resulted in no impairment charges.

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

Foreign and domestic tax authorities periodically audit the Company’s income tax returns. These audits often examine and test the factual and legal basis for positions the Company has taken in its tax filings with respect to its tax liabilities, including the timing and amount of deductions and the allocation of income among various tax jurisdictions (“tax filing positions”). Management believes that its tax filing positions are reasonable and legally supportable. However, in specific cases, various tax authorities may take a contrary position. In evaluating the exposures associated with the Company’s various tax filing positions, management records reserves using a more-likely-

TIFFANY & CO.

than-not recognition threshold for income tax positions taken or expected to be taken. Earnings could be affected to the extent the Company prevails in matters for which reserves have been established or is required to pay amounts in excess of established reserves.

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

The Company used discount rates of 6.00% to determine its 2011 pension expense for all U.S. plans and 6.25% to determine its 2011 postretirement expense. Holding all other assumptions constant, a 0.5% increase in the discount rate would have decreased 2011 pension and postretirement expenses by $3,820,000 and $302,000. A decrease of 0.5% in the discount rate would have increased the 2011 pension and postretirement expenses by $4,227,000 and $537,000. The discount rate is subject to change each year, consistent with changes in the yield on applicable high-quality, long-term corporate bonds. Management selects a discount rate at which pension and postretirement benefits could be effectively settled based on (i) an analysis of expected benefit payments attributable to current employment service and (ii) appropriate yields related to such cash flows.

The Company used an expected long-term rate of return of 7.50% to determine its 2011 pension expense. Holding all other assumptions constant, a 0.5% change in the long-term rate of return would have changed the 2011 pension expense by $1,248,000. The expected long-term rate of return on pension plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan’s current asset mix, investment strategy and the historical performance of plan assets.

For postretirement benefit measurement purposes, 8.50% (for pre-age 65 retirees) and 7.00% (for post-age 65 retirees) annual rates of increase in the per capita cost of covered health care were assumed for 2012. The rates were assumed to decrease gradually to 4.75% by 2020 and remain at that level thereafter. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the aggregate service and interest cost components of the 2011 postretirement expense.

NEW ACCOUNTING STANDARDS

See “Item 8. Financial Statements and Supplementary Data – Note B. Summary of Significant Accounting Policies”.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The fair value of foreign exchange forward contracts and put option contracts is sensitive to changes in foreign exchange rates. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. There were no outstanding put option contracts as of January 31, 2012. The term of all outstanding foreign exchange forward contracts as of January 31, 2012 ranged from less than one month to 13 months. At January 31, 2012 and 2011, the fair value of the Company’s outstanding foreign exchange forward contracts were net liabilities of $3,545,000 and $1,626,000. At January 31, 2012, a 10% depreciation in the hedged foreign exchange rates from the prevailing market rates would have resulted in a liability with a fair value of approximately $18,000,000.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metals prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. At January 31, 2012 and 2011, the fair value of the Company’s outstanding precious metal derivative instruments was a net liability of $313,000 and an asset of $753,000. At January 31, 2012, a 10% depreciation in precious metal prices from the prevailing market rates would have resulted in a liability with a fair value of approximately $7,500,000.

Interest Rate Risk

The Company uses interest rate swaps to convert certain fixed rate debt obligations to floating rate obligations. Additionally, since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swaps serve as hedges to changes in the fair value of these debt instruments. The Company hedges its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. At January 31, 2012 and 2011, the fair value of the outstanding interest rate swaps were assets of $406,000 and $6,155,000. A 100 basis point increase in interest rates at January 31, 2012 would have resulted in a fair value of the interest rate swaps of approximately $300,000.

TIFFANY & CO.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Tiffany & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders’ equity and comprehensive earnings, and of cash flows present fairly, in all material respects, the financial position of Tiffany & Co. and its subsidiaries (the “Company”) at January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 28, 2012

TIFFANY & CO.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	January 31,
(in thousands, except per share amounts)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$433,954	$681,591
Short-term investments	8,236	59,280
Accounts receivable, less allowances of $11,772 and $11,783	184,085	185,969
Inventories, net	2,073,212	1,625,302
Deferred income taxes	83,124	41,826
Prepaid expenses and other current assets	107,064	90,577

Total current assets	2,889,675	2,684,545

Property, plant and equipment, net	767,174	665,588
Deferred income taxes	271,156	202,902
Other assets, net	230,987	182,634

	$4,158,992	$3,735,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$112,973	$38,891
Current portion of long-term debt	60,822	60,855
Accounts payable and accrued liabilities	328,962	258,611
Income taxes payable	60,977	55,691
Merchandise and other customer credits	62,943	65,865

Total current liabilities	626,677	479,913

Long-term debt	538,352	588,494
Pension/postretirement benefit obligations	338,564	217,435
Deferred gains on sale-leasebacks	119,692	124,980
Other long-term liabilities	186,802	147,372

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 126,676 and 126,969	1,267	1,269
Additional paid-in capital	970,215	863,967
Retained earnings	1,462,553	1,324,804
Accumulated other comprehensive loss, net of tax	(85,130)	(12,565)

Total stockholders’ equity	2,348,905	2,177,475

	$4,158,992	$3,735,669

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF EARNINGS

	September 30,	September 30,	September 30,
	Years Ended January 31,
(in thousands, except per share amounts)	2012	2011	2010

Net sales	$3,642,937	$3,085,290	$2,709,704

Cost of sales	1,491,783	1,263,012	1,179,485

Gross profit	2,151,154	1,822,278	1,530,219

Selling, general and administrative expenses	1,442,728	1,227,497	1,089,727

Earnings from continuing operations	708,426	594,781	440,492

Interest expense and financing costs	48,574	54,335	55,041

Other income, net	5,099	6,988	4,523

Earnings from continuing operations before income taxes	664,951	547,434	389,974

Provision for income taxes	225,761	179,031	124,298

Net earnings from continuing operations	439,190	368,403	265,676

Net loss from discontinued operations	—	—	(853)

Net earnings	$439,190	$368,403	$264,823

Earnings per share:
Basic
Net earnings from continuing operations	$3.45	$2.91	$2.14
Net loss from discontinued operations	—	—	(0.01)

Net earnings	$3.45	$2.91	$2.13

Diluted
Net earnings from continuing operations	$3.40	$2.87	$2.12
Net loss from discontinued operations	—	—	(0.01)

Net earnings	$3.40	$2.87	$2.11

Weighted-average number of common shares:
Basic	127,397	126,600	124,345
Diluted	129,083	128,406	125,383

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE EARNINGS

	Sept	Sept	Sept	Sept	Sept	Sept
(in thousands)	Total Stockholders’ Equity	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Common Stock		Additional Paid-In Capital
				Shares	Amount
Balances January 31, 2009	$1,588,371	$971,299	$(71,433)	123,844	$1,238	$687,267
Exercise of stock options and vesting of restricted stock units (“RSUs”)	71,485	—	—	2,493	25	71,460
Tax effect of exercise of stock options and vesting of RSUs	1,896	—	—	—	—	1,896
Share-based compensation expense	23,995	—	—	—	—	23,995
Purchase and retirement of Common Stock	(467)	(434)	—	(11)	—	(33)
Purchase of non-controlling interests	(20,453)	—	—	—	—	(20,453)
Cash dividends on Common Stock	(84,579)	(84,579)	—	—	—	—
Deferred hedging gain, net of tax	6,377	—	6,377	—	—	—
Unrealized gain on marketable securities, net of tax	4,241	—	4,241	—	—	—
Foreign currency translation adjustments, net of tax	42,750	—	42,750	—	—	—
Net unrealized loss on benefit plans, net of tax	(15,200)	—	(15,200)	—	—	—
Net earnings	264,823	264,823	—	—	—	—

Balances, January 31, 2010	1,883,239	1,151,109	(33,265)	126,326	1,263	764,132
Exercise of stock options and vesting of RSUs	65,683	—	—	2,382	23	65,660
Tax effect of exercise of stock options and vesting of RSUs	9,811	—	—	—	—	9,811
Share-based compensation expense	25,815	—	—	—	—	25,815
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings (“EPSRS”) Plan	5,000	—	—	104	1	4,999
Purchase and retirement of Common Stock	(80,786)	(74,318)	—	(1,843)	(18)	(6,450)
Cash dividends on Common Stock	(120,390)	(120,390)	—	—	—	—
Deferred hedging gain, net of tax	1,415	—	1,415	—	—	—
Unrealized gain on marketable securities, net of tax	2,041	—	2,041	—	—	—
Foreign currency translation adjustments, net of tax	24,903	—	24,903	—	—	—
Net unrealized loss on benefit plans, net of tax	(7,659)	—	(7,659)	—	—	—
Net earnings	368,403	368,403	—	—	—	—

Balances, January 31, 2011	2,177,475	1,324,804	(12,565)	126,969	1,269	863,967
Exercise of stock options and vesting of RSUs	65,566	—	—	2,272	23	65,543
Tax effect of exercise of stock options and vesting of RSUs	20,944	—	—	—	—	20,944
Share-based compensation expense	30,753	—	—	—	—	30,753
Issuance of Common Stock under EPSRS Plan	4,500	—	—	64	1	4,499
Purchase and retirement of Common Stock	(174,118)	(158,601)	—	(2,629)	(26)	(15,491)
Cash dividends on Common Stock	(142,840)	(142,840)	—	—	—	—
Deferred hedging loss, net of tax	(7,537)	—	(7,537)	—	—	—
Unrealized loss on marketable securities, net of tax	(12)	—	(12)	—	—	—
Foreign currency translation adjustments, net of tax	7,794	—	7,794	—	—	—
Net unrealized loss on benefit plans, net of tax	(72,810)	—	(72,810)	—	—	—
Net earnings	439,190	439,190	—	—	—	—

Balances, January 31, 2012	$2,348,905	$1,462,553	$(85,130)	126,676	$1,267	$970,215

	Sept	Sept	Sept
	Years Ended January 31,
	2012	2011	2010
Comprehensive earnings are as follows:
Net earnings	$439,190	$368,403	$264,823
Other comprehensive gain (loss), net of tax:
Deferred hedging (loss) gain, net of tax (benefit) expense of ($4,513), $1,031 and $3,388	(7,537)	1,415	6,377
Foreign currency translation adjustments, net of tax expense of $2,204, $2,264 and $716	7,794	24,903	42,750
Unrealized (loss) gain on marketable securities, net of tax (benefit) expense of ($7), $1,094, and $2,302	(12)	2,041	4,241
Net unrealized loss on benefit plans, net of tax benefit of ($45,556), ($3,706) and ($10,525)	(72,810)	(7,659)	(15,200)

Comprehensive earnings	$366,625	$389,103	$302,991

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
	Years Ended January 31,
(in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$439,190	$368,403	$264,823
Loss from discontinued operations, net of tax	—	—	853

Net earnings from continuing operations	439,190	368,403	265,676
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	145,934	147,870	139,419
Lease exit charge	30,884	—	—
Amortization of gain on sale-leasebacks	(10,976)	(10,203)	(9,802)
Excess tax benefits from share-based payment arrangements	(18,771)	(9,124)	(1,349)
Provision for inventories	30,665	25,608	31,599
Deferred income taxes	(50,768)	(60,332)	(14,839)
Provision for pension/postretirement benefits	33,568	26,993	24,088
Share-based compensation expense	30,447	25,436	23,538
Changes in assets and liabilities:
Accounts receivable	5,495	(22,563)	13,897
Inventories	(459,416)	(187,773)	163,955
Prepaid expenses and other current assets	(5,893)	(7,408)	60,323
Other assets, net	(11,482)	4,603	(13,557)
Accounts payable and accrued liabilities	39,862	21,439	4,369
Income taxes payable	17,551	501	29,066
Merchandise and other customer credits	(2,988)	(999)	(1,713)
Other long-term liabilities	(2,696)	(23,526)	(27,471)

Net cash provided by operating activities	210,606	298,925	687,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(40,912)	(61,556)	(14,187)
Proceeds from sale of marketable securities and short-term investments	96,051	1,946	754
Proceeds from sale of assets, net	—	—	3,650
Capital expenditures	(239,443)	(127,002)	(75,403)
Notes receivable funded	(56,605)	—	—
Other	(1,674)	—	4,293

Net cash used in investing activities	(242,583)	(186,612)	(80,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) credit facility borrowings, net	13,548	9,170	(126,811)
Proceeds from other credit facility borrowings	61,020	—	—
Repayments of other credit facility borrowings	(4,517)	—	—
Repayments of short-term borrowings	—	—	(93,000)
Repayment of long-term debt	(58,915)	(218,845)	(40,000)
Proceeds from issuance of long-term debt	—	118,430	300,000
Net proceeds received from termination of interest rate swap	9,527	—	—
Repurchase of Common Stock	(174,118)	(80,786)	(467)
Proceeds from exercise of stock options	65,566	65,683	71,485
Excess tax benefits from share-based payment arrangements	18,771	9,124	1,349
Cash dividends on Common Stock	(142,840)	(120,390)	(84,579)
Purchase of non-controlling interests	—	(7,000)	(11,000)
Financing fees	(1,859)	(185)	(6,439)

Net cash (used in) provided by financing activities	(213,817)	(224,799)	10,538

Effect of exchange rate changes on cash and cash equivalents	(1,843)	8,375	14,300

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	—	(5,887)

Net cash used in discontinued operations	—	—	(5,887)

Net (decrease) increase in cash and cash equivalents	(247,637)	(104,111)	625,257
Cash and cash equivalents at beginning of year	681,591	785,702	160,445

Cash and cash equivalents at end of year	$433,954	$681,591	$785,702

See notes to consolidated financial statements.

TIFFANY & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

Tiffany & Co. (the “Company”) is a holding company that operates through its subsidiary companies. The Company’s principal subsidiary, Tiffany and Company (“Tiffany”), is a jeweler and specialty retailer whose principal merchandise offering is jewelry. The Company also sells timepieces, sterling silverware, china, crystal, stationery, fragrances and accessories. Through Tiffany and Company and other subsidiaries, the Company is engaged in product design, manufacturing and retailing activities.

The Company’s reportable segments are as follows:

•

Americas includes sales in TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

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

•

Other consists of all non-reportable segments. Other consists primarily of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and Russia) and wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs. In addition, Other includes earnings received from third-party licensing agreements.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year ends on January 31 of the following calendar year. All references to years relate to fiscal years rather than calendar years.

Basis of Reporting

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (VIEs), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The equity method of accounting is used for investments in which the Company has significant influence, but not a controlling interest.

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

Short-term Investments

Short-term investments are classified as available-for-sale and are carried at fair value. At January 31, 2012, the Company’s available-for-sale investments consist entirely of time deposits. At the time of purchase, management determines the appropriate classification of these investments and re-evaluates such designation as of each balance sheet date.

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

For the receivables associated with Tiffany & Co. credit cards (“Credit Card Receivables”), the Company uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants’ credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. The Company classifies a Credit Card account as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all accounts receivable recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At January 31, 2012 and 2011, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net in the Company’s consolidated balance sheet) was $58,784,000 and $56,926,000, of which 97% was considered current in those same periods. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $2,000,000 at both January 31, 2012 and 2011) was determined based on the factors discussed above. Finance charges on Credit Card accounts are not significant.

TIFFANY & CO.

The Company may, from time to time, extend loans to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output. Management evaluates these and any other loans that may arise for potential impairment by reviewing the parties’ financial statements and projections and other economic factors on a periodic basis. The carrying amount of loans receivable outstanding including accrued interest (primarily included within other assets, net on the Company’s consolidated balance sheet) was $58,212,000 as of January 31, 2012. The Company has not recorded any material impairment charges on such loans as of January 31, 2012.

Inventories

Inventories are valued at the lower of cost or market using the average cost method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

September 30,
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

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company’s capitalized interest costs were not significant in 2011, 2010 or 2009.

Intangible Assets

Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives which range from six to 15 years. Intangible assets are reviewed for impairment in accordance with the Company’s policy for impairment of long-lived assets (see “Impairment of Long-Lived Assets” below). Intangible assets amounted to $7,549,000 and $8,566,000, net of accumulated amortization of $8,253,000 and $7,237,000 at January 31, 2012 and 2011, and consist primarily of product rights and trademarks. Amortization of intangible assets for the years ended January 31, 2012, 2011 and 2010 was $1,016,000, $1,016,000 and $976,000. Amortization expense is estimated to be $1,016,000 in each of the next three years, $891,000 in the fourth year and $850,000 in the fifth year.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill is evaluated for impairment annually in the fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. This evaluation, based on discounted cash flows, requires management to estimate future cash flows, growth rates and

TIFFANY & CO.

economic and market conditions. If the evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. At January 31, 2012 and 2011, goodwill, included in other assets, net, consisted of the following by segment:

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands)	Americas	Asia-Pacific	Japan	Europe	Total
Balance, January 31, 2010	$12,513	$300	$1,183	$1,128	$15,124
Translation	(31)	(5)	(19)	(5)	(60)

Balance, January 31, 2011	12,482	295	1,164	1,123	15,064
Translation	(60)	(8)	(32)	(8)	(108)

Balance, January 31, 2012	$12,422	$287	$1,132	$1,115	$14,956

Impairment of Long-Lived Assets

The Company reviews its long-lived assets (such as property, plant and equipment) other than goodwill for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with the estimated future undiscounted cash flows. If the comparisons indicate that the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company recorded no material impairment charges in 2011, 2010 or 2009.

Hedging Instruments

The Company uses derivative financial instruments to mitigate its foreign currency, precious metal price and interest rate exposures. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction.

Marketable Securities

The Company’s marketable securities, recorded within other assets, net on the consolidated balance sheet, are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses are recorded in other income, net. The marketable securities are held for an indefinite period of time, but may be sold in the future as changes in market conditions or economic factors occur. The fair value of the marketable securities is determined based on prevailing market prices. The Company recorded $1,904,000 and $1,860,000 of gross unrealized gains and $1,699,000 and $1,635,000 of gross unrealized losses within accumulated other comprehensive loss as of January 31, 2012 and 2011.

TIFFANY & CO.

The following table summarizes activity in other comprehensive earnings related to marketable securities:

	September 30,	September 30,
	January 31,
(in thousands)	2012	2011
Change in fair value of investments, net of tax	$(41)	$2,054
Adjustment for net losses (gains) realized and included in net earnings, net of tax	29	(13)

Change in unrealized gain on marketable securities	$(12)	$2,041

The amount reclassified from other comprehensive earnings was determined on the basis of specific identification.

The Company’s marketable securities consist of investments in mutual funds. When evaluating the marketable securities for other-than-temporary impairment, the Company reviews factors such as the length of time and the extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investments for a period of time which may be sufficient for anticipated recovery in market value. Based on the Company’s evaluations, it determined that any unrealized losses on its outstanding mutual funds were temporary in nature and, therefore, did not record any impairment charges as of January 31, 2012, 2011 or 2010.

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

Additionally, outside of the U.S. the Company operates certain TIFFANY & CO. stores within various department stores. Sales transacted at these store locations are recognized at the “point of sale.” The Company and these department store operators have distinct responsibilities and risks in the operation of such TIFFANY & CO. stores.

TIFFANY & CO.

The Company (i) owns and manages the merchandise; (ii) establishes retail prices; (iii) has merchandising, marketing and display responsibilities; and (iv) in almost all locations provides retail staff and bears the risk of inventory loss.

The department store operators (i) provide and maintain store facilities; (ii) in almost all locations assume retail credit and certain other risks; and (iii) act for the Company in the sale of merchandise. In return for its services and use of its facilities, the department store operators retain a portion of net retail sales made in TIFFANY & CO. stores which is recorded as commission expense within selling, general and administrative expenses.

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

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses include costs associated with the selling and marketing of products as well as administrative expenses. The types of expenses associated with these functions are store operating expenses (such as labor, rent and utilities), advertising and other corporate level administrative expenses.

Advertising and Marketing Costs

Advertising and marketing costs, which include media, production, catalogs, Internet, marketing events, visual merchandising costs (in-store and window displays) and other related costs, totaled $234,050,000, $197,597,000 and $159,891,000 in 2011, 2010 and 2009, representing 6.4%, 6.4% and 5.9% of net sales in those periods. Media and production costs for print and digital advertising are expensed as incurred, while catalog costs are expensed upon mailing.

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

Foreign Currency

The functional currency of most of the Company’s foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current

TIFFANY & CO.

exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of other comprehensive earnings within stockholders’ equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded a net (loss) gain resulting from foreign currency transactions of ($54,000), $2,413,000 and ($1,628,000) in 2011, 2010 and 2009 within other income, net.

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

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	September 30,	September 30,	September 30,
	Years Ended January 31,
(in thousands)	2012	2011	2010
Net earnings for basic and diluted EPS	$439,190	$368,403	$264,823

Weighted-average shares for basic EPS	127,397	126,600	124,345
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,686	1,806	1,038

Weighted-average shares for diluted EPS	129,083	128,406	125,383

TIFFANY & CO.

For the years ended January 31, 2012, 2011 and 2010, there were 401,000, 371,000 and 4,844,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment”, which allows an entity to use a qualitative approach to test goodwill for impairment. The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The new guidance is effective for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. The Company is currently evaluating the impact of the new guidance; however, management does not believe it will have a material impact on the Company’s financial position or earnings.

C. ACQUISITIONS AND DISPOSITIONS

In 2009, the Company acquired all non-controlling interests in two majority-owned entities that indirectly engage through majority-owned subsidiaries in diamond sourcing and polishing operations in South Africa and Botswana, respectively. Of the total consideration of $18,000,000, $11,000,000 was paid in 2009 and the remaining $7,000,000 was paid in 2010. This acquisition was accounted for as an equity transaction since the Company maintained control of the two entities prior to the acquisition. Therefore, the Company recorded a decrease to additional paid-in capital of $20,453,000 in 2009 related to this transaction. In addition, the Company paid $4,000,000 in 2009 to terminate a third-party management agreement. Management determined that this transaction was separate from the acquisition of the remaining non-controlling interests; accordingly, the termination fee was recorded within SG&A expenses.

In the fourth quarter of 2008, management concluded that it would no longer invest in its IRIDESSE business due to its ongoing operating losses and insufficient near-term growth prospects, especially in the economic environment at the time the decision was made. Therefore, management committed to a plan to close IRIDESSE locations in 2009 as the Company reached agreements with landlords and sold its inventory. All IRIDESSE stores have been closed. These amounts have been recorded as discontinued operations for all periods presented.

TIFFANY & CO.

Summarized statement of earnings data for IRIDESSE is as follows:

September 30,
(in thousands)	Year Ended January 31, 2010
Net sales	$13,232

Loss before income taxes	$(6,103)
Benefit from income taxes	3,192

Net loss from discontinued operations	$(2,911)

The Company sold Little Switzerland, Inc. in 2007. In 2009, the Company received additional proceeds of $3,650,000 and recorded a pre-tax gain within discontinued operations of $3,289,000 ($2,058,000 net of tax) in settlement of post-closing adjustments.

D. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:

	September 30,	September 30,	September 30,
	Years Ended January 31,
(in thousands)	2012	2011	2010
Interest, net of interest capitalization	$44,799	$47,107	$35,392

Income taxes	$250,620	$237,829	$74,690

Supplemental noncash investing and financing activities:

	September 30,	September 30,	September 30,
	Years Ended January 31,
(in thousands)	2012	2011	2010
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	$4,500	$5,000	$—

E. INVENTORIES

	September 30,	September 30,
	January 31,
(in thousands)	2012	2011
Finished goods	$1,145,680	$988,085
Raw materials	784,040	534,879
Work-in-process	143,492	102,338

	$2,073,212	$1,625,302

TIFFANY & CO.

F. PROPERTY, PLANT AND EQUIPMENT

	September 30,	September 30,
	January 31,
(in thousands)	2012	2011
Land	$42,735	$42,383
Buildings	113,731	104,487
Leasehold and building improvements	833,740	757,633
Office equipment	416,003	388,224
Furniture and fixtures	211,043	194,945
Machinery and equipment	123,407	110,367
Construction-in-progress	17,652	19,603

	1,758,311	1,617,642
Accumulated depreciation and amortization	(991,137)	(952,054)

	$767,174	$665,588

The provision for depreciation and amortization for the years ended January 31, 2012, 2011 and 2010 was $149,109,000, $149,403,000 and $137,705,000.

G. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30,	September 30,
	January 31,
(in thousands)	2012	2011
Accounts payable – trade	$113,149	$91,313
Accrued compensation and commissions	74,792	60,474
Accrued sales, withholding and other taxes	20,274	15,414
Other	120,747	91,410

	$328,962	$258,611

TIFFANY & CO.

H. DEBT

	September 30,	September 30,
	January 31,
(in thousands)	2012	2011
Short-term borrowings:
Credit Facilities	$29,204	$14,888
Other credit facilities	83,769	24,003

	$112,973	$38,891

Long-term debt:
Senior Notes:
2002 6.56% Series D, due 2012	$60,822	$62,531
2008 9.05% Series A, due 2015	107,272	104,252
2009 10.00% Series A, due 2018	50,000	50,000
2009 10.00% Series A, due 2017	125,000	125,000
2009 10.00% Series B, due 2019	125,000	125,000
2010 1.72% Notes, due 2016	131,080	121,711
4.50% yen loan, due 2011	—	60,855

	599,174	649,349
Less current portion of long-term debt	60,822	60,855

	$538,352	$588,494

Credit Facilities

In December 2011, the Company entered into a three-year $200,000,000 and a five-year $200,000,000 multi-bank, multi-currency, committed unsecured revolving credit facilities (the “Credit Facilities”). The Company can request to increase the commitment under each Credit Facility up to $275,000,000. The Credit Facilities replaced a $400,000,000 multi-bank, multi-currency, committed unsecured revolving credit facility. The Credit Facilities are available for working capital and other corporate purposes and include specific financial covenants and ratios and limit certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings. Under the Credit Facilities, borrowings may be made from 10 participating banks and are at interest rates based upon either (i) local currency borrowing rates or (ii) the Federal Funds Rate plus 0.5%, whichever is higher, plus a margin based on the Company’s leverage ratio. There was $370,796,000 available to be borrowed under the Credit Facilities at January 31, 2012. The weighted-average interest rate was 1.62% and 2.83% at January 31, 2012 and 2011. The three-year credit facility will expire in December 2014. The five-year credit facility will expire in December 2016.

Other Credit Facilities

In May 2011, the Company entered into a ¥4,000,000,000 ($52,432,000 at January 31, 2012) one-year uncommitted credit facility. Borrowings may be made on one-, three- or 12-month terms bearing interest at the LIBOR rate plus 0.25%, subject to bank approval. As of January 31, 2012, the Company had borrowed the full amount under the facility. The weighted-average interest rate was 0.45% at January 31, 2012.

The Company had various other revolving credit facilities. At January 31, 2012, the facilities totaled $49,700,000, of which $31,337,000 was outstanding at a weighted-average interest rate of 3.06%.

TIFFANY & CO.

At January 31, 2011, the facilities totaled $46,000,000, of which $24,003,000 was outstanding at a weighted-average interest rate of 3.21%.

2002 6.56% Series D Senior Notes

In 2002, the Company, in a private transaction with various institutional lenders, issued, at par, $60,000,000 of 6.56% Series D Senior Notes due July 2012 with lump sum repayments upon maturity. The proceeds of the issuance were used by the Company for general corporate purposes, working capital and to repay previously-issued Senior Notes. The note purchase agreement is unsecured, requires maintenance of specific financial covenants and ratios and limits certain changes to indebtedness and the general nature of the business, in addition to other requirements customary to such borrowings. In 2009, the Company entered into an interest rate swap to effectively convert this fixed rate obligation to a floating rate obligation (see “Note I. Hedging Instruments”).

2008 9.05% Series A Senior Notes

In 2008, the Company, in a private transaction with various institutional lenders, issued, at par, $100,000,000 principal amount 9.05% Series A Senior Notes due December 2015. The proceeds of the issuance were used to refinance existing indebtedness and for general corporate purposes. The note purchase agreement is unsecured, requires lump sum repayments upon maturity, and contains covenants that require maintenance of certain debt/equity and interest-coverage ratios, in addition to other requirements customary to such borrowings. In 2009, the Company entered into an interest rate swap to effectively convert this fixed rate obligation to a floating rate obligation. In 2011, the interest rate swap was terminated (see “Note I. Hedging Instruments”).

2009 10.00% Series A Senior Notes

In 2009, the Company, in a private transaction with various institutional lenders, issued, at par, $50,000,000 of 10.00% Series A Senior Notes due April 2018. The proceeds from the issuance were available to refinance existing indebtedness and for general corporate purposes. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings. The note purchase agreement contains provisions for an uncommitted shelf facility by which the Company may issue, through April 2012, up to an additional $100,000,000 of Senior Notes for up to a 12-year term at a fixed interest rate based on the U.S. Treasury rates at the time of borrowing plus an applicable credit spread.

2009 10.00% Series A Senior Notes and 10.00% Series B Senior Notes

In 2009, the Company, in a private transaction, issued, at par, $125,000,000 of 10.00% Series A Senior Notes due February 2017 and $125,000,000 of 10.00% Series B Senior Notes due February 2019. The proceeds from these issuances were available to refinance existing indebtedness and for general corporate purposes. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.

2010 1.72% Senior Notes

In 2010, the Company, in a private transaction, issued, at par, ¥10,000,000,000 ($131,080,000 at January 31, 2012) of 1.72% Senior Notes due September 2016. The proceeds were used to repay a portion of debt that came due in September 2010. The agreement requires lump sum repayments upon maturity and includes specific financial covenants and ratios and limits certain

TIFFANY & CO.

payments, investments and indebtedness, in addition to other requirements customary to such borrowings.

1996 4.50% Yen Loan

The Company had a ¥5,000,000,000, 15-year term loan due April 2011, bearing interest at a rate of 4.50%. In April 2011, the Company used cash on hand and credit facility borrowings to repay the full amount outstanding ($58,915,000 at payment date).

Debt Covenants

As of January 31, 2012, the Company was in compliance with all debt covenants. In the event of any default of payment or performance obligations extending beyond applicable cure periods under the provisions of any one of the Credit Facilities, Senior Notes and other loan agreements, such agreements may be terminated or payment of the notes accelerated. Further, each of the Credit Facilities, Senior Notes and certain other loan agreements contain cross default provisions permitting the termination of the loans, or acceleration of the notes, as the case may be, in the event that any of the Company’s other debt obligations are terminated or accelerated prior to the expressed maturity.

Long-Term Debt Maturities

Aggregate maturities of long-term debt as of January 31, 2012 are as follows:

September 30,
Years Ending January 31,	Amount (in thousands)
2013	$60,822
2014	—
2015	—
2016	107,272
2017	131,080
Thereafter	300,000

$599,174

Letters of Credit

The Company had letters of credit and financial guarantees of $27,880,000 outstanding at January 31, 2012.

I. HEDGING INSTRUMENTS

Background Information

The Company uses derivative financial instruments, including interest rate swaps, forward contracts, put option contracts and net-zero-cost collar arrangements (combination of call and put option contracts) to mitigate its exposures to changes in interest rates, foreign currency and precious metal prices. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. If a derivative instrument meets certain hedge accounting

TIFFANY & CO.

criteria, the derivative instrument is designated as one of the following on the date the derivative is entered into:

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

The Company formally documents the nature of and relationships between the hedging instruments and hedged items for a derivative to qualify as a hedge at inception and throughout the hedged period. The Company also documents its risk management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss on the derivative financial instrument would be recognized in current earnings. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period.

The Company does not use derivative financial instruments for trading or speculative purposes.

Types of Derivative Instruments

Interest Rate Swaps – In 2009, the Company entered into interest rate swaps to convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swaps serve as a hedge to changes in the fair value of these debt instruments. The Company hedges its exposure to changes in interest rates over the remaining maturities of the debt being hedged. The Company accounts for the interest rate swaps as fair value hedges. During 2011, the Company terminated the interest rate swap used to convert the 2008 Series A fixed obligation to a floating rate obligation for net proceeds of $9,527,000. The difference between the fair value and the cost basis of the debt at the time of the termination will be recognized within interest expense and financing costs on the consolidated statement of earnings through December 2015, the maturity date of the debt. As of January 31, 2012, the notional amount of interest rate swaps outstanding was $60,000,000.

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

TIFFANY & CO.

total changes in the put option contracts’ cash flows. These foreign exchange forward contracts and put option contracts are designated and accounted for as either cash flow hedges or economic hedges that are not designated as hedging instruments.

In 2010, the Company de-designated all of its outstanding put option contracts (none of which were outstanding at January 31, 2012) and entered into offsetting call option contracts. These put and call option contracts were accounted for as undesignated hedges. Any gains or losses on these de-designated put option contracts were substantially offset by losses or gains on the call option contracts.

As of January 31, 2012, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $135,100,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $17,469,000. The term of all outstanding foreign exchange forward contracts as of January 31, 2012 ranged from less than one month to 13 months.

Precious Metal Collars & Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of January 31, 2012, there were approximately 29,700 ounces of platinum and 742,600 ounces of silver precious metal derivative instruments outstanding.

Information on the location and amounts of derivative gains and losses in the consolidated financial statements is as follows:

	September 30,	September 30,	September 30,	September 30,
	Years Ended January 31,
	2012		2011
(in thousands)	Pre-Tax Gain Recognized in Earnings on Derivatives	Pre-Tax Loss Recognized in Earnings on Hedged Item	Pre-Tax Gain Recognized in Earnings on Derivatives	Pre-Tax Loss Recognized in Earnings on Hedged Item

Derivatives in Fair Value Hedging Relationships:

Interest rate swaps [a]	$3,341	$(2,832)	$4,159	$(3,655)

TIFFANY & CO.

	September 30,	September 30,	September 30,	September 30,
	Years Ended January 31,
	2012		2011
(in thousands)	Pre-Tax Loss Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-Tax (Loss) Gain Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)

Derivatives in Cash Flow Hedging Relationships:

Foreign exchange forward contracts [c]	$(12,624)	$(6,974)	$(2,596)	$(885)

Put option contracts [c]	(69)	(2,101)	(2,236)	(2,711)

Precious metal collars [c]	—	607	824	(1,036)

Precious metal forward contracts [c]	(5,258)	2,567	3,550	1,728

	$(17,951)	$(5,901)	$(458)	$(2,904)

	September 30,	September 30,
	Pre-Tax (Loss) Gain Recognized in Earnings on Derivatives
	Years Ended January 31,
(in thousands)	2012	2011

Derivatives Not Designated as Hedging Instruments:

Foreign exchange forward contracts [b,d]	$4	$(918)

Call option contracts [c]	92	413

Put option contracts [c]	(92)	(454)

	$4	$(959)

[a]	The gain or loss recognized in earnings is included within Interest expense and financing costs on the Company’s Consolidated Statement of Earnings.
[b]	The gain or loss recognized in earnings is included within Other income, net on the Company’s Consolidated Statement of Earnings.
[c]	The gain or loss recognized in earnings is included within Cost of Sales on the Company’s Consolidated Statement of Earnings.
[d]	Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.

Hedging activity affected accumulated other comprehensive loss, net of tax, as follows:

	September 30,	September 30,
	Years Ended January 31,
(in thousands)	2012	2011
Balance at beginning of period	$(1,192)	$(2,607)
Losses transferred to earnings, net of tax	3,948	1,921
Change in fair value, net of tax	(11,485)	(506)

	$(8,729)	$(1,192)

TIFFANY & CO.

There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended January 31, 2012 and 2011. The Company expects approximately $12,444,000 of net pre-tax derivative losses included in accumulated other comprehensive income at January 31, 2012 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

For information regarding the location and amount of the derivative instruments in the Consolidated Balance Sheet, see “Note J. Fair Value of Financial Instruments.”

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

J. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company uses the market approach to measure fair value for its mutual funds, time deposits and derivative instruments. The Company’s interest rate swaps are primarily valued using the 3-month LIBOR rate. The Company’s put and call option contracts, as well as its foreign exchange forward contracts, are primarily valued using the appropriate foreign exchange spot rates. The Company’s precious metal collars and forward contracts are primarily valued using the relevant precious metal spot rate. For further information on the Company’s hedging instruments and program, see “Note I. Hedging Instruments.”

TIFFANY & CO.

Financial assets and liabilities carried at fair value at January 31, 2012 are classified in the table below in one of the three categories described above:

	September 30,	September 30,	September 30,	September 30,	September 30,
		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Mutual funds [a]	$39,542	$39,542	$—	$—	$39,542
Time deposits [b]	8,236	8,236	—	—	8,236
Derivatives designated as hedging instruments:
Interest rate swaps [a]	406	—	406	—	406
Precious metal forward contracts [c]	2,758	—	2,758	—	2,758
Foreign exchange forward contracts [c]	70	—	70	—	70
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	240	—	240	—	240

Total financial assets	$51,252	$47,778	$3,474	$—	$51,252

	September 30,	September 30,	September 30,	September 30,	September 30,
		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts [d]	$3,855	$—	$3,855	$—	$3,855
Precious metal forward contracts [d]	3,071	—	3,071	—	3,071

Total financial liabilities	$6,926	$—	$6,926	$—	$6,926

TIFFANY & CO.

Financial assets and liabilities carried at fair value at January 31, 2011 are classified in the table below in one of the three categories described above:

	September 30,	September 30,	September 30,	September 30,	September 30,
		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Mutual funds [a]	$43,887	$43,887	$—	$—	$43,887
Time deposits [b]	59,280	59,280	—	—	59,280
Derivatives designated as hedging instruments:
Interest rate swaps [a]	6,155	—	6,155	—	6,155
Precious metal forward contracts [c]	753	—	753	—	753
Foreign exchange forward contracts [c]	374	—	374	—	374
Derivatives not designated as hedging instruments:
Put option contracts [c]	93	—	93	—	93
Foreign exchange forward contracts [c]	205	—	205	—	205

Total financial assets	$110,747	$103,167	$7,580	$—	$110,747

	September 30,	September 30,	September 30,	September 30,	September 30,
		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts [d]	$2,064	$—	$2,064	$—	$2,064
Derivatives not designated as hedging instruments:
Call option contracts [d]	92	—	92	—	92
Foreign exchange forward contracts [d]	141	—	141	—	141

Total financial liabilities	$2,297	$—	$2,297	$—	$2,297

[a]	Included within Other assets, net on the Company’s Consolidated Balance Sheet.

[b]	Included within Short-term investments on the Company’s Consolidated Balance Sheet.

[c]	Included within Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet.

[d]	Included within Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheet.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. The fair value of debt with variable interest rates approximates carrying value. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities. The total carrying value of short-term borrowings and long-term debt was $712,147,000 and $688,240,000 and the corresponding fair value was approximately $860,000,000 and $750,000,000 at January 31, 2012 and 2011.

TIFFANY & CO.

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

The Company entered into sale-leaseback arrangements for its Retail Service Center, a distribution and administrative office facility, in 2005 and for the TIFFANY & CO. stores in Tokyo’s Ginza shopping district and on London’s Old Bond Street in 2007. These sale-leaseback arrangements resulted in total deferred gains of $144,505,000 which will be amortized in SG&A expenses over periods that range from 15 to 20 years. As of January 31, 2012, $119,692,000 of these deferred gains remained to be amortized.

In April 2010, Tiffany committed to a plan to consolidate and relocate its New York headquarters staff to a single location in New York City from three separate locations leased in midtown Manhattan. The move occurred in June 2011. Tiffany intends to sublease its existing properties (some of which has occurred) through the end of their lease terms which run through 2015, but expects to recover only a portion of its rent obligations due to current market conditions. Accordingly, Tiffany recorded expenses of $42,719,000 during the year ended January 31, 2012 primarily within SG&A expenses in the consolidated statement of earnings, of which $30,884,000 was related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income. The remaining expense of $11,835,000 in 2011 and expense of $17,635,000 in 2010 (primarily recorded in SG&A expenses) was due to the acceleration of the useful lives of certain property and equipment, incremental rent during the transition period and lease termination payments.

The following is a reconciliation of the accrued exit charges, recorded within other long-term liabilities on the consolidated balance sheet, associated with the relocation:

September 30,
(in thousands)	January 31, 2012
Opening balance, June 30, 2011	$30,884
Cash payments, net of estimated sublease income	(7,340)
Interest accretion	436

Ending balance	$23,980

TIFFANY & CO.

Rent expense for the Company’s operating leases consisted of the following:

	September 30,	September 30,	September 30,
	Years Ended January 31,
(in thousands)	2012	2011	2010
Minimum rent for retail locations	$107,814	$96,810	$85,571
Contingent rent based on sales	36,357	24,642	17,135
Office, distribution and manufacturing facilities and equipment	71,624	37,020	28,407

	$215,795	$158,472	$131,113

In addition, the Company operates certain TIFFANY & CO. stores within various department stores and has agreements where the department store operators provide store facilities and other services. The Company pays the department store operators a percentage fee based on sales generated in these locations which totaled $115,728,000, $100,237,000 and $94,925,000 in 2011, 2010 and 2009, and which have been excluded from the table above.

Aggregate annual minimum rental payments under non-cancelable operating leases are as follows:

September 30,
Years Ending January 31,	Annual Minimum Rental Payments (in thousands)
2013	$181,477
2014	166,990
2015	153,036
2016	130,794
2017	109,841
Thereafter	683,360

Diamond Sourcing Activities

The Company has agreements with various diamond producers to purchase defined portions of their mines’ output. Under such agreements, management expects to purchase approximately $200,000,000 of rough diamonds in 2012. Purchases beyond 2012 that are contingent upon mine production cannot be reasonably estimated. The Company will also purchase rough diamonds from other suppliers, although there are no contractual obligations to do so.

In consideration of these diamond supply agreements, the Company has provided loans to certain of these suppliers. In March 2011, Laurelton Diamonds, Inc. (“Laurelton”), a direct, wholly-owned subsidiary of the Company, as lender, entered into a $50,000,000 amortizing term loan facility agreement (the “Loan”) with Koidu Holdings S.A. (“Koidu”), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the “Mine”) from which Laurelton now acquires diamonds. Koidu is required under the terms of the Loan to apply the proceeds of the Loan to capital expenditures necessary to increase the output of the Mine, among other purposes. The Loan is required to be repaid in full by March 2017 through semi-annual payments scheduled to begin in March 2013. Interest accrues at a rate per annum that is the greater of (i) LIBOR plus 3.5% or (ii) 4%. In consideration of the Loan, Laurelton was granted the right to purchase at fair market value diamonds recovered from the Mine that meet Laurelton’s quality standards. The Loan may be drawn in multiple installments subject to certain contingencies; as of July 31, 2011, the Loan was fully funded. The assets of Koidu, including all equipment and rights in respect of the Mine, are subject to the security interest of a lender that is not affiliated with the Company. The Loan will be partially secured by diamonds that have been extracted from the Mine and that have not been sold to third parties. The Company has evaluated

TIFFANY & CO.

the variable interest entity consolidation requirements with respect to this transaction and has determined that it is not the primary beneficiary, as it does not have the power to direct any of the activities that most significantly impact Koidu’s economic performance. The Company also loaned $6,605,000 to other diamond mining and exploration companies. Loans under all agreements have been fully funded.

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

Contractual Cash Obligations and Contingent Funding Commitments

At January 31, 2012, the Company’s contractual cash obligations and contingent funding commitments were inventory purchases of $441,760,000 (which includes the $200,000,000 obligation discussed in Diamond Sourcing Activities above) and other contractual obligations (primarily royalty commitments, construction-in-progress and packaging supplies) of $41,458,000.

Litigation

On June 24, 2011, The Swatch Group Ltd. (“Swatch”) and its wholly-owned subsidiary Tiffany Watch Co. (“Watch Company”; Swatch and Watch Company, together, the “Swatch Parties”), initiated an arbitration proceeding against the Registrant and its wholly-owned subsidiaries Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the “Tiffany Parties”) seeking damages for alleged contractual breach of agreements entered into by and among the Swatch Parties and the Tiffany Parties that came into effect in December of 2007 (the “License and Distribution Agreements”). The License and Distribution Agreements pertain to the development and commercialization of a watch business and, among other things, contained various licensing and governance provisions and approval requirements relating to business, marketing and branding plans and provisions allocating profits relating to sales of the watch business between the Swatch Parties and the Tiffany Parties.

The Swatch Parties and the Tiffany Parties have agreed that all claims and counterclaims between and among them under the License and Distribution Agreements will be determined through a confidential arbitration (the “Arbitration”). The Arbitration is pending before a three-member arbitral panel convened pursuant to the Arbitration Rules of the Netherlands Arbitration Institute in the Netherlands.

On September 12, 2011, the Swatch Parties publicly issued a Notice of Termination purporting to terminate the License and Distribution Agreements due to alleged material breach by the Tiffany Parties.

On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the License and Development Agreements by obstructing and delaying development of Watch

TIFFANY & CO.

Company’s business. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $79,000,000 at January 31, 2012) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,100,000,000 at January 31, 2012) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates).

The Registrant believes the claim is without merit and intends to defend vigorously the Arbitration and (together with the remaining Tiffany Parties) has filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties dispute both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties have also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties have failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $131,000,000 at January 31, 2012) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $588,000,000 at January 31, 2012) (calculated based on future lost profits of the Tiffany Parties).

The arbitration hearing is currently expected in October 2012.

Management has not included any accrual in the consolidated financial statements for the year ended January 31, 2012 related to the Arbitration as a result of its assessment that an award of damages to the Swatch Parties in the Arbitration is not probable. If the Swatch Parties’ claims were accepted on their merits, the damages award cannot be reasonably estimated at this time but could have a material adverse effect on the Registrant’s consolidated financial statements or liquidity.

If, as requested by both parties, the Arbitration tribunal determines that the License and Distribution Agreements were properly terminated by one or other party, the Tiffany Parties will need to find a new manufacturer for TIFFANY & CO. brand watches and the Swatch Parties will no longer be responsible for distributing such watches to third-party distributors. Royalties payable to the Tiffany Parties by Watch Company under the License and Distribution Agreements have not been significant in any year. Watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of net sales in 2011, 2010 and 2009.

In addition, the Company is, from time to time, involved in routine litigation incidental to the conduct of its business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of patents and other intellectual property rights by the Company, litigation instituted by persons alleged to have been injured upon premises under the Company’s control and litigation with present and former employees and customers. Management believes that such pending litigation, individually and in the aggregate, will not have a significant effect on the Company’s financial position, earnings or cash flows.

L. RELATED PARTIES

The Company’s Chairman of the Board and Chief Executive Officer is a member of the Board of Directors of The Bank of New York Mellon, which serves as the Company’s lead bank for its Credit Facilities, provides other general banking services and serves as the trustee and an investment manager for the Company’s pension plan. BNY Mellon Shareowner Services has served as the Company’s transfer agent and registrar. Fees paid to the bank for services rendered, interest on

TIFFANY & CO.

debt and premiums on derivative contracts amounted to $1,526,000, $1,067,000 and $2,090,000 in 2011, 2010 and 2009.

M. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

	September 30,	September 30,
	January 31,
(in thousands)	2012	2011
Accumulated other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	$49,209	$41,415
Deferred hedging loss	(8,729)	(1,192)
Unrealized gain (loss) on marketable securities	130	142
Net unrealized loss on benefit plans	(125,740)	(52,930)

	$(85,130)	$(12,565)

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

The Company’s share repurchase activity was as follows:

	September 30,	September 30,	September 30,
	Years Ended January 31,
(in thousands, except per share amounts)	2012	2011	2010
Cost of repurchases	$174,118	$80,786	$467
Shares repurchased and retired	2,629	1,843	11
Average cost per share	$66.23	$43.83	$41.72

The Company suspended share repurchases during the third quarter of 2008 in order to conserve cash. In January 2010, the Company resumed repurchasing its shares of Common Stock on the open market. At January 31, 2012, there remained $217,901,000 of authorization for future repurchases under the 2011 Program.

Cash Dividends

The Company’s Board of Directors declared quarterly dividends on the Company’s Common Stock which, on an annual basis, totaled $1.12, $0.95 and $0.68 per common share in 2011, 2010 and 2009.

On February 16, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.29 per share of Common Stock. This dividend will be paid on April 10, 2012 to stockholders of record on March 20, 2012.

TIFFANY & CO.

N. STOCK COMPENSATION PLANS

The Company has two stock compensation plans under which awards may continue to be made: the Employee Incentive Plan and the Directors Option Plan, both of which were approved by the stockholders. No award may be made under the Employee Incentive Plan after April 30, 2015 or under the Directors Option Plan after May 15, 2018.

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

Under the Directors Option Plan, the maximum number of shares of Common Stock authorized for issuance was 1,000,000 (subject to adjustment); awards may be made to non-employee directors of the Company in the form of stock options or shares of stock but may not exceed 25,000 (subject to adjustment) shares per non-employee director in any fiscal year. Awards of shares (or rights to receive shares) reduce the above authorized amount by 1.58 shares for every share delivered pursuant to such an award. Awards made in the form of stock options may have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair market value unless the director has agreed to forego all or a portion of his or her annual cash retainer or other fees for service as a director in exchange for below market exercise price options. Director options vest immediately. Director RSUs vest over a one-year period.

The Company uses newly issued shares to satisfy stock option exercises and vesting of PSUs and RSUs.

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

TIFFANY & CO.

	September 30,	September 30,	September 30,
	Years Ended January 31,
	2012	2011	2010
Dividend yield	1.4%	1.2%	1.0%
Expected volatility	40.0%	37.9%	38.4%
Risk-free interest rate	1.5%	2.8%	3.1%
Expected term in years	6	7	6

A summary of the option activity for the Company’s stock option plans is presented below:

	September 30,	September 30,	September 30,	September 30,
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2011	4,513,970	$36.12	5.29	$99,360
Granted	459,984	63.24
Exercised	(1,925,205)	34.05
Forfeited/cancelled	(3,450)	32.14

Outstanding at January 31, 2012	3,045,299	$41.53	6.42	$68,742

Exercisable at January 31, 2012	2,039,131	$36.46	5.23	$55,868

The weighted-average grant-date fair value of options granted for the years ended January 31, 2012, 2011 and 2010 was $22.46, $21.37 and $16.06. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended January 31, 2012, 2011 and 2010 was $65,268,000, $38,315,000 and $15,894,000.

A summary of the activity for the Company’s RSUs is presented below:

	September 30,	September 30,
	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2011	947,703	$33.27
Granted	390,524	57.89
Vested	(343,160)	32.57
Forfeited	(38,596)	40.14

Non-vested at January 31, 2012	956,471	$43.28

A summary of the activity for the Company’s PSUs is presented below:

	September 30,	September 30,
	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2011	1,118,370	$37.46
Granted	271,818	57.34
Vested	(3,297)	36.23
Forfeited/cancelled	(330,276)	35.94

Non-vested at January 31, 2012	1,056,615	$43.05

TIFFANY & CO.

The weighted-average grant-date fair value of RSUs granted for the years ended January 31, 2011 and 2010 was $46.22 and $21.05. The weighted-average grant-date fair value of PSUs granted for the years ended January 31, 2011 and 2010 was $55.05 and $41.38.

As of January 31, 2012, there was $66,836,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Employee Incentive Plan and Directors Option Plan. The expense is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of RSUs vested during the years ended January 31, 2012, 2011 and 2010 was $21,333,000, $20,524,000 and $15,288,000. The total fair value of PSUs vested during the years ended January 31, 2012, 2011 and 2010 was $193,000, $174,000 and $2,572,000.

Total compensation cost for stock-based compensation awards recognized in income and the related income tax benefit was $30,447,000 and $11,073,000 for the year ended January 31, 2012, $25,436,000 and $9,181,000 for the year ended January 31, 2011 and $23,538,000 and $8,425,000 for the year ended January 31, 2010. Total compensation cost capitalized in inventory was not significant.

O. EMPLOYEE BENEFIT PLANS

Pensions and Other Postretirement Benefits

The Company maintains the following pension plans: a noncontributory defined benefit pension plan qualified in accordance with the Internal Revenue Service Code (“Qualified Plan”) covering substantially all U.S. employees hired before January 1, 2006, a non-qualified unfunded retirement income plan (“Excess Plan”) covering certain employees affected by Internal Revenue Service Code compensation limits, a non-qualified unfunded Supplemental Retirement Income Plan (“SRIP”) covering executive officers of the Company and a noncontributory defined benefit pension plan (“Japan Plan”) covering substantially all employees of Tiffany and Company Japan Inc.

Qualified Plan benefits are based on (i) average compensation in the highest paid five years of the last 10 years of employment (“average final compensation”) and (ii) the number of years of service. Participants with at least 10 years of service who retire after attaining age 55 may receive reduced retirement benefits. The Company funds the Qualified Plan’s trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. The Company made a $25,000,000 cash contribution to the Qualified Plan in 2011 and plans to contribute approximately $35,000,000 in 2012. However, this expectation is subject to change based on asset performance being significantly different than the assumed long-term rate of return on pension assets.

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

The Excess Plan uses the same retirement benefit formula set forth in the Qualified Plan, but includes earnings that are excluded under the Qualified Plan due to Internal Revenue Service Code qualified pension plan limitations. Benefits payable under the Qualified Plan offset benefits payable under the Excess Plan. Employees vested under the Qualified Plan are vested under the Excess

TIFFANY & CO.

Plan; however, benefits under the Excess Plan are subject to forfeiture if employment is terminated for cause and, for those who leave the Company prior to age 65, if they fail to execute and adhere to noncompetition and confidentiality covenants. The Excess

Plan allows participants with at least 10 years of service who retire after attaining age 55 to receive reduced retirement benefits.

The SRIP supplements the Qualified Plan, Excess Plan and Social Security by providing additional payments upon a participant’s retirement. SRIP benefits are determined by a percentage of average final compensation; such percentage increases as specified service plateaus are achieved. Benefits payable under the Qualified Plan, Excess Plan and Social Security offset benefits payable under the SRIP. Under the SRIP, benefits vest when a participant both (i) attains age 55 while employed by the Company and (ii) has provided at least 10 years of service. Early vesting can occur on a change in control. In January 2009, the SRIP was amended to limit the circumstances in which early vesting can occur due to a change in control. Benefits under the SRIP are forfeited if benefits under the Excess Plan are forfeited.

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

TIFFANY & CO.

Obligations and Funded Status

The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the plans as of the measurement date:

	September 30,	September 30,	September 30,	September 30,
			January 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$432,716	$382,264	$49,451	$42,331
Service cost	14,105	12,741	2,198	1,711
Interest cost	25,321	23,860	3,101	2,943
Participants’ contributions	—	—	1,565	1,786
MMA retiree drug subsidy	—	—	200	116
Actuarial loss	93,636	30,788	9,111	3,988
Benefits paid	(18,315)	(18,148)	(3,791)	(3,424)
Translation	1,178	1,211	—	—

Benefit obligation at end of year	548,641	432,716	61,835	49,451

Change in plan assets:
Fair value of plan assets at beginning of year	262,808	201,564	—	—
Actual return on plan assets	(4,351)	37,921	—	—
Employer contribution	26,592	41,471	1,524	1,522
Participants’ contributions	—	—	1,565	1,786
MMA retiree drug subsidy	—	—	200	116
ERRP subsidy	—	—	502	—
Benefits paid	(18,315)	(18,148)	(3,791)	(3,424)

Fair value of plan assets at end of year	266,734	262,808	—	—

Funded status at end of year	$(281,907)	$(169,908)	$(61,835)	$(49,451)

The following tables provide additional information regarding the Company’s pension plans’ projected benefit obligations and assets (included in pension benefits in the table above) and accumulated benefit obligation:

	September 30,	September 30,	September 30,	September 30,
	January 31, 2012
(in thousands)	Qualified	Excess/SRIP	Japan	Total
Projected benefit obligation	$436,481	$94,784	$17,376	$548,641
Fair value of plan assets	266,734	—	—	266,734

Funded status	$(169,747)	$(94,784)	$(17,376)	$(281,907)

Accumulated benefit obligation	$396,882	$60,339	$14,477	$471,698

TIFFANY & CO.

	September 30,	September 30,	September 30,	September 30,
	January 31, 2011
(in thousands)	Qualified	Excess/SRIP	Japan	Total
Projected benefit obligation	$348,724	$69,560	$14,432	$432,716
Fair value of plan assets	262,808	—	—	262,808

Funded status	$(85,916)	$(69,560)	$(14,432)	$(169,908)

Accumulated benefit obligation	$312,966	$40,215	$11,756	$364,937

At January 31, 2012, the Company had a current liability of $5,178,000 and a non-current liability of $338,564,000 for pension and other postretirement benefits. At January 31, 2011, the Company had a current liability of $1,924,000 and a non-current liability of $217,435,000 for pension and other postretirement benefits.

Amounts recognized in accumulated other comprehensive loss consist of:

	September 30,	September 30,	September 30,	September 30,
			January 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2012	2011	2012	2011
Net actuarial loss	$196,610	$86,934	$12,455	$3,360
Prior service cost (credit)	2,648	3,712	(5,716)	(6,375)

Total before tax	$199,258	$90,646	$6,739	$(3,015)

The estimated pre-tax amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost within the next 12 months is as follows:

	September 30,	September 30,
(in thousands)	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$15,594	$384
Prior service cost (credit)	1,015	(659)

	$16,609	$(275)

TIFFANY & CO.

Components of Net Periodic Benefit Cost and

Other Amounts Recognized in Other Comprehensive Earnings

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended January 31,
	Pension Benefits			Other Postretirement Benefits
(in thousands)	2012	2011	2010	2012	2011	2010
Service cost	$14,105	$12,741	$11,444	$2,198	$1,711	$1,259
Interest cost	25,321	23,860	22,810	3,101	2,943	2,641
Expected return on plan assets	(18,716)	(17,568)	(14,591)	—	—	—
Amortization of prior service cost	1,065	1,078	1,077	(659)	(659)	(659)
Amortization of net loss (gain)	7,137	2,886	(84)	16	1	—
Settlement loss	—	—	191	—	—	—

Net periodic benefit cost	28,912	22,997	20,847	4,656	3,996	3,241

Net actuarial loss	116,703	10,583	23,044	9,111	3,988	3,019
Recognized actuarial (loss) gain	(7,137)	(2,886)	84	(16)	(1)	—
Recognized prior service (cost) credit	(1,065)	(1,078)	(1,077)	659	659	659
Translation	111	100	(4)	—	—	—

Total recognized in other comprehensive earnings	108,612	6,719	22,047	9,754	4,646	3,678

Total recognized in net periodic benefit cost and other comprehensive earnings	$137,524	$29,716	$42,894	$14,410	$8,642	$6,919

Assumptions

Weighted-average assumptions used to determine benefit obligations:

	September 30,	September 30,
	January 31,
	2012	2011
Discount rate:
Qualified Plan	5.00%	6.00%
Excess Plan/SRIP	5.00%	6.00%
Japan Plan	1.50%	1.75%
Other Postretirement Benefits	5.25%	6.25%
Rate of increase in compensation:
Qualified Plan	2.75%	3.50%
Excess Plan	4.25%	5.00%
SRIP	7.25%	8.00%
Japan Plan	1.00%	1.25%

TIFFANY & CO.

Weighted-average assumptions used to determine net periodic benefit cost:

	September 30,	September 30,	September 30,
	Years Ended January 31,
	2012	2011	2010
Discount rate:
Qualified Plan	6.00%	6.50%	7.25%
Excess Plan/SRIP	6.00%	6.75%	7.50%
Japan Plan	1.75%	3.00%	2.75%
Other Postretirement Benefits	6.25%	6.75%	7.25%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation:
Qualified Plan	3.50%	3.75%	4.00%
Excess Plan	5.00%	5.25%	5.50%
SRIP	8.00%	8.25%	8.50%
Japan Plan	1.25%	2.50%	2.25%

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

For postretirement benefit measurement purposes, 8.50% (for pre-age 65 retirees) and 7.00% (for post-age 65 retirees) annual rates of increase in the per capita cost of covered health care were assumed for 2012. The rates were assumed to decrease gradually to 4.75% by 2020 and remain at that level thereafter.

Assumed health-care cost trend rates affect amounts reported for the Company’s postretirement health-care benefits plan. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the Company’s accumulated postretirement benefit obligation or the aggregate service and interest cost components of the 2011 postretirement expense.

Plan Assets

The Company’s investment objectives, related to Qualified Plan assets, are the preservation of principal and the achievement of a reasonable rate of return over time. The Qualified Plan’s assets are allocated based on an expectation that equity securities will outperform debt securities over the long term. The Company’s target asset allocations are as follows: 60% – 70% in equity securities; 20% – 30% in debt securities; and 5% – 15% in other securities. The Company attempts to mitigate investment risk by rebalancing asset allocation periodically.

TIFFANY & CO.

The fair value of the Company’s Qualified Plan assets at January 31, 2012 and 2011 by asset category is as follows:

	September 30,	September 30,	September 30,	September 30,
	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in thousands)	January 31, 2012	Level 1	Level 2	Level 3
Equity securities:
Common/collective trusts [a]	$187,141	$—	$187,141	$—
Fixed income securities:
Government bonds	19,769	18,148	1,621	—
Corporate bonds	19,630	—	19,630	—
Mortgage obligations	28,630	—	28,630	—
Other types of investments:
Limited partnerships	11,564	—	—	11,564

	$266,734	$18,148	$237,022	$11,564

	September 30,	September 30,	September 30,	September 30,
	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in thousands)	January 31, 2011	Level 1	Level 2	Level 3
Equity securities:
Common/collective trusts [a]	$194,708	$—	$194,708	$—
Fixed income securities:
Government bonds	24,045	18,334	5,711	—
Corporate bonds	22,996	—	22,996	—
Mortgage obligations	7,932	—	7,932	—
Other types of investments:
Limited partnerships	13,059	—	—	13,059
Multi-strategy hedge fund	68	—	—	68

	$262,808	$18,334	$231,347	$13,127

*	See Note J – Fair Value of Financial Instruments for a description of the levels of inputs.

[a]	Common/collective trusts include investments in U.S. and international large, middle and small capitalization equities.

TIFFANY & CO.

	September 30,	September 30,
(in thousands)	Limited partnerships	Multi-strategy hedge fund
Beginning balance at February 1, 2010	$11,692	$591
Unrealized gain(loss), net	1,234	(94)
Realized gain (loss), net	33	(197)
Purchases, sales and settlements, net	100	(232)

Ending balance at January 31, 2011	13,059	68
Unrealized (loss) gain, net	(97)	582
Realized gain (loss), net	624	(583)
Purchases	1,641	—
Settlements	(3,663)	(67)

Ending balance at January 31, 2012	$11,564	$—

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

Benefit Payments

The Company expects the following future benefit payments to be paid:

	September 30,	September 30,
Years Ending January 31,	Pension Benefits (in thousands)	Other Postretirement Benefits (in thousands)
2013	$19,707	$2,461
2014	19,692	2,425
2015	20,036	2,414
2016	20,566	2,385
2017	21,091	2,343
2018–2022	130,137	12,294

TIFFANY & CO.

Employee Profit Sharing and Retirement Savings Plan

The Company maintains an EPSRS Plan that covers substantially all U.S.-based employees. Under the profit-sharing feature of the EPSRS Plan, the Company makes contributions, in the form of newly-issued Company Common Stock, to the employees’ accounts based on the achievement of certain targeted earnings objectives established by, or as otherwise determined by, the Company’s Board of Directors. The Company recorded expense of $3,150,000, $4,500,000 and $5,000,000 in 2011, 2010 and 2009. Under the retirement savings feature of the EPSRS Plan, employees who meet certain eligibility requirements may participate by contributing up to 15% of their annual compensation, and the Company may provide up to a 50% matching cash contribution up to 6% of each participant’s total compensation. The Company recorded expense of $6,968,000, $6,016,000 and $5,506,000 in 2011, 2010 and 2009. Contributions to both features of the EPSRS Plan are made in the following year.

Under the profit-sharing feature of the EPSRS Plan, the Company’s stock contribution is required to be maintained in such stock until the employee has two or more years of service, at which time the employee may diversify his or her Company stock account into other investment options provided under the plan. Under the retirement savings portion of the EPSRS Plan, the employees have the ability to elect to invest their contribution and the matching contribution in Company stock. At January 31, 2012, investments in Company stock represented 29% of total EPSRS Plan assets.

The EPSRS Plan provides a defined contribution retirement benefit (“DCRB”) to eligible employees hired on or after January 1, 2006 (see “Pensions and Other Postretirement Benefits” above). Under the DCRB, the Company makes contributions each year to each employee’s account at a rate based upon age and years of service. These contributions are deposited into individual accounts set up in each employee’s name to be invested in a manner similar to the retirement savings portion of the EPSRS Plan. The Company recorded expense of $2,926,000, $1,866,000 and $1,685,000 in 2011, 2010 and 2009.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for directors, executives and certain management employees, whereby eligible participants may defer a portion of their compensation for payment at specified future dates, upon retirement, death or termination of employment. The deferred compensation is adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. The amounts accrued under the plans were $20,816,000 and $21,232,000 at January 31, 2012 and 2011, and are reflected in other long-term liabilities. The Company does not promise or guarantee any rate of return on amounts deferred.

P. INCOME TAXES

Earnings from continuing operations before income taxes consisted of the following:

	September 30,	September 30,	September 30,
	Years Ended January 31,
(in thousands)	2012	2011	2010
United States	$448,780	$352,126	$226,347
Foreign	216,171	195,308	163,627

	$664,951	$547,434	$389,974

TIFFANY & CO.

Components of the provision for income taxes were as follows:

	September 30,	September 30,	September 30,
	Years Ended January 31,
(in thousands)	2012	2011	2010
Current:
Federal	$181,935	$149,815	$73,948
State	35,109	36,580	25,927
Foreign	59,485	52,968	39,262

	276,529	239,363	139,137

Deferred:
Federal	(49,746)	(52,452)	(17,711)
State	(447)	(8,220)	(8,931)
Foreign	(575)	340	11,803

	(50,768)	(60,332)	(14,839)

	$225,761	$179,031	$124,298

Reconciliations of the provision for income taxes at the statutory Federal income tax rate to the Company’s effective income tax rate were as follows:

	September 30,	September 30,	September 30,
	Years Ended January 31,
	2012	2011	2010
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	3.3	2.8	2.4
Foreign losses with no tax benefit	0.2	0.6	1.3
Undistributed foreign earnings	(4.0)	(4.0)	(3.4)
Net change in uncertain tax positions	0.3	0.3	(1.7)
Domestic manufacturing deduction	(1.6)	(1.2)	(1.0)
Other	0.8	(0.8)	(0.7)

	34.0%	32.7%	31.9%

The Company has the intent to indefinitely reinvest any undistributed earnings of primarily all foreign subsidiaries. As of January 31, 2012 and 2011, the Company has not provided deferred taxes on approximately $403,000,000 and $345,000,000 of undistributed earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. U.S. Federal income taxes of approximately $71,000,000 and $67,800,000 would be incurred if these earnings were distributed.

TIFFANY & CO.

Deferred tax assets (liabilities) consisted of the following:

	September 30,	September 30,
	January 31,
(in thousands)	2012	2011
Deferred tax assets:
Pension/postretirement benefits	$123,721	$85,302
Accrued expenses	30,219	29,120
Share-based compensation	24,312	25,093
Depreciation	42,141	27,775
Foreign and state net operating losses	20,891	23,438
Sale-leaseback	73,562	80,829
Inventory	35,426	3,824
Accrued exit charges	9,233	—
Other	45,921	39,407

	405,426	314,788
Valuation allowance	(13,570)	(22,579)

	391,856	292,209

Deferred tax liabilities:
Foreign tax credit	(38,294)	(45,704)
Other	—	(2,628)

	(38,294)	(48,332)

Net deferred tax asset	$353,562	$243,877

The Company has recorded a valuation allowance against certain deferred tax assets related to state and foreign net operating loss carryforwards where management has determined it is more likely than not that deferred tax assets will not be realized in the future. The overall valuation allowance relates to tax loss carryforwards and temporary differences for which no benefit is expected to be realized. Tax loss carryforwards of approximately $8,000,000 and $84,000,000 exist in certain state and foreign jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from January 2013 through January 2031.

The following table reconciles the unrecognized tax benefits:

	September 30,	September 30,	September 30,
	January 31,
(in thousands)	2012	2011	2010
Unrecognized tax benefits at beginning of year	$32,273	$32,226	$48,016
Gross increases – tax positions in prior period	1,365	2,367	5,256
Gross decreases – tax positions in prior period	(6,480)	(2,003)	(12,478)
Gross increases – current period tax positions	312	3,241	6,441
Settlements	(1,760)	(1,394)	(3,518)
Lapse of statute of limitations	(201)	(2,164)	(11,491)

Unrecognized tax benefits at end of year	$25,509	$32,273	$32,226

Included in the balance of unrecognized tax benefits at January 31, 2012, 2011 and 2010 are $12,998,000, $11,605,000 and $12,355,000 of tax benefits that, if recognized, would affect the effective income tax rate.

TIFFANY & CO.

The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income taxes in the accompanying consolidated statement of earnings. During the years ended January 31, 2012, 2011 and 2010, the Company recognized approximately $3,924,000, $1,184,000 and ($3,112,000) of expense/(income) associated with interest and penalties. Accrued interest and penalties are included within accounts payable and accrued liabilities and other long-term liabilities in the consolidated balance sheet, and were $7,228,000 and $4,189,000 at January 31, 2012 and 2011.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by a number of tax authorities in various jurisdictions. Ongoing audits where subsidiaries have a material presence include New York state (tax years 2004–2007), New Jersey (tax years 2006–2009) and the Internal Revenue Service (tax years 2006–2009). Tax years from 2004–present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

Q. SEGMENT INFORMATION

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

TIFFANY & CO.

Certain information relating to the Company’s segments is set forth below:

	September 30,	September 30,	September 30,
	Years Ended January 31,
(in thousands)	2012	2011	2010
Net sales:
Americas	$1,805,783	$1,574,571	$1,410,845
Asia-Pacific	748,214	549,197	426,296
Japan	616,505	546,537	512,989
Europe	421,141	360,831	306,321

Total reportable segments	3,591,643	3,031,136	2,656,451
Other	51,294	54,154	53,253

	$3,642,937	$3,085,290	$2,709,704

Earnings (losses) from continuing operations: *
Americas	$387,951	$340,331	$263,470
Asia-Pacific	205,711	133,448	100,690
Japan	184,767	162,800	139,519
Europe	105,728	88,309	60,102

Total reportable segments	884,157	724,888	563,781
Other	(5,247)	3,358	(8,767)

	$878,910	$728,246	$555,014

*	Represents earnings (losses) from continuing operations before unallocated corporate expenses, other operating income, other operating expense and interest expense, financing costs and other income, net.

The Company’s CODM does not evaluate the performance of the Company’s assets on a segment basis for internal management reporting and, therefore, such information is not presented.

The following table sets forth reconciliations of the segments’ earnings from continuing operations to the Company’s consolidated earnings from continuing operations before income taxes:

	September 30,	September 30,	September 30,
	Years Ended January 31,
(in thousands)	2012	2011	2010
Earnings from continuing operations for segments	$878,910	$728,246	$555,014
Unallocated corporate expenses	(127,765)	(115,830)	(114,964)
Other operating income	—	—	4,442
Other operating expense	(42,719)	(17,635)	(4,000)
Interest expense, financing costs and other income, net	(43,475)	(47,347)	(50,518)

Earnings from continuing operations before income taxes	$664,951	$547,434	$389,974

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

TIFFANY & CO.

Other operating income for the year ended January 31, 2010 represents $4,442,000 of income received in connection with the assignment of the Tahera commitments and liens to an unrelated third party (see “Note K. Commitments and Contingencies”).

Other operating expense for the years ended January 31, 2012 and 2011 represents $42,719,000 and $17,635,000 of expense related to Tiffany’s relocation of its New York headquarters staff to a single location (see “Note K. Commitments and Contingencies”). Other operating expense for the year ended January 31, 2010 represents $4,000,000 paid to terminate a third-party management agreement (see “Note C. Acquisitions and Dispositions”).

Sales to unaffiliated customers and long-lived assets by geographic areas were as follows:

	September 30,	September 30,	September 30,
	Years Ended January 31,
(in thousands)	2012	2011	2010
Net sales:
United States	$1,687,478	$1,484,505	$1,338,216
Japan	616,505	546,537	512,989
Other countries	1,338,954	1,054,248	858,499

	$3,642,937	$3,085,290	$2,709,704

Long-lived assets:
United States	$597,124	$529,763	$560,450
Japan	32,030	31,729	34,334
Other countries	171,014	135,486	121,558

	$800,168	$696,978	$716,342

Classes of Similar Products

	September 30,	September 30,	September 30,
	Years Ended January 31,
(in thousands)	2012	2011	2010
Net sales:
Statement, fine & solitaire jewelry	$596,094	$481,999	$385,250
Engagement jewelry & wedding bands	1,058,921	853,488	730,660
Silver & gold jewelry	1,108,182	985,754	913,272
Designer jewelry	561,000	489,622	427,139
All other	318,740	274,427	253,383

	$3,642,937	$3,085,290	$2,709,704

Certain reclassifications have been made to the prior years’ classes of similar products to conform to the current year presentation.

TIFFANY & CO.

R. QUARTERLY FINANCIAL DATA (UNAUDITED)

	September 30,	September 30,	September 30,	September 30,
	2011 Quarters Ended
(in thousands, except per share amounts)	April 30 [a]	July 31 [a]	October 31	January 31
Net sales	$761,018	$872,712	$821,767	$1,187,440
Gross profit	443,693	514,697	475,849	716,915
Earnings from continuing operations	135,966	140,540	146,177	285,743
Net earnings	81,063	90,043	89,689	178,395
Net earnings per share:
Basic	$0.64	$0.70	$0.71	$1.41

Diluted	$0.63	$0.69	$0.70	$1.39

[a]

Includes pre-tax charges of $8,221,000 and $34,497,000, for the quarters ended April 30 and July 31, which reduced net earnings per diluted share by $0.04 and $0.16 in the respective quarters, associated with Tiffany’s relocation of its New York headquarters staff to a single location (see “Note K. Commitments and Contingencies”).

	September 30,	September 30,	September 30,	September 30,
	2010 Quarters Ended
(in thousands, except per share amounts)	April 30 [a,b]	July 31 [b]	October 31 [b]	January 31 [b]
Net sales	$633,586	$668,760	$681,729	$1,101,215
Gross profit	365,978	386,752	398,571	670,977
Earnings from continuing operations	105,417	113,606	97,578	278,180
Net earnings	64,425	67,675	55,079	181,224
Net earnings per share:
Basic	$0.51	$0.53	$0.44	$1.43

Diluted	$0.50	$0.53	$0.43	$1.41

[a]

Includes a net income tax benefit of $3,096,000 primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations, which benefited net earnings per diluted share by $0.02 in the quarter.

[b]

Includes pre-tax charges of $860,000, $3,945,000, $6,421,000 and $6,409,000, for the quarters ended April 30, July 31, October 31 and January 31, which reduced net earnings per diluted share by less than $0.01, $0.02, $0.03 and $0.03 in the respective quarters, associated with Tiffany’s relocation of its New York headquarters staff to a single location (see “Note K. Commitments and Contingencies”).

Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

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

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is shown on page K-42. The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with financial management and the independent registered public accounting firm to discuss specific accounting, financial reporting and internal control matters. Both the independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee. Each year the Audit Committee selects the firm that is to perform audit services for the Company.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2012 based on criteria in Internal Control – Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of January 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown on page K-42.

/s/ Michael J. Kowalski

Chairman of the Board and Chief Executive Officer

/s/ Patrick F. McGuiness

Senior Vice President and Chief Financial Officer

Item 9B. Other Information.

NONE

TIFFANY & CO.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the sections titled “Ownership by Directors, Director Nominees and Executive Officers,” “Compliance of Directors, Executive Officers and Greater-Than-Ten-Percent Stockholders with Section 16(a) Beneficial Ownership Reporting Requirements” and “DISCUSSION OF PROPOSALS PRESENTED BY THE BOARD. Item 1. Election of Directors” in Registrant’s Proxy Statement dated April 5, 2012.

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

See Registrant’s Proxy Statement dated April 5, 2012, for information within the section titled “Business Conduct Policy and Code of Ethics.”

Item 11.	Executive Compensation.

Incorporated by reference from the section titled “COMPENSATION OF THE CEO AND OTHER EXECUTIVE OFFICERS” in Registrant’s Proxy Statement dated April 5, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the section titled “OWNERSHIP OF THE COMPANY” in Registrant’s Proxy Statement dated April 5, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See Executive Officers of the Registrant and Board of Directors information incorporated by reference from the sections titled “Independent Directors Constitute a Majority of the Board,” “TRANSACTIONS WITH RELATED PERSONS” and “EXECUTIVE OFFICERS OF THE COMPANY” in Registrant’s Proxy Statement dated April 5, 2012.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference from the section titled “Fees and Services of PricewaterhouseCoopers LLP” in Registrant’s Proxy Statement dated April 5, 2012.

TIFFANY & CO.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) List of Documents Filed As Part of This Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of January 31, 2012 and 2011.

Consolidated Statements of Earnings for the years ended January 31, 2012, 2011 and 2010.

Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended January 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended January 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements:

Schedule II—Valuation and Qualifying Accounts and Reserves.

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

3. Exhibits

The following exhibits have been filed with the Securities and Exchange Commission, but are not attached to copies of this Annual Report on Form 10-K other than complete copies filed with said Commission and the New York Stock Exchange:

Exhibit	Description

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 8-K dated May 16, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 20, 1999. Incorporated by reference from Exhibit 3.1 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended July 31, 1999.

3.1a	Amendment to Certificate of Incorporation of Registrant dated May 18, 2000. Previously filed as Exhibit 3.1b to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2001.

3.2	Restated By-Laws of Registrant, as last amended July 19, 2007. Incorporated by reference from Exhibit 3.2 to Registrant’s Report on Form 8-K dated July 20, 2007.

TIFFANY & CO.

Exhibit	Description

10.122	Agreement dated as of April 3, 1996 among American Family Life Assurance Company of Columbus, Japan Branch, Tiffany & Co. Japan, Inc., Japan Branch, and Registrant, as Guarantor, for yen 5,000,000,000 Loan Due 2011. Incorporated by reference from Exhibit 10.122 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended April 30, 1996.

10.122a	Amendment No. 1 to the Agreement referred to in Exhibit 10.122 above dated November 18, 1998. Incorporated by reference from Exhibit 10.122a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.122b	Guarantee by Tiffany & Co. of the obligations under the Agreement referred to in Exhibit 10.122 above dated April 30, 1996. Incorporated by reference from Exhibit 10.122b filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122c	Amendment No. 2 to Guarantee referred to in Exhibit 10.122b above, dated October 15, 1999. Incorporated by reference from Exhibit 10.122c filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122d	Amendment No. 3 to Guarantee referred to in Exhibit 10.122b above, dated July 16, 2002. Incorporated by reference from Exhibit 10.122d filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.122e	Amendment No. 4 to Guarantee referred to in Exhibit 10.122b above, dated December 9, 2005. Incorporated by reference from Exhibit 10.122e filed with Registrant’s Report on Form 10-K for the Fiscal Year ended January 31, 2006.

10.122f	Amendment No. 5 to Guarantee referred to in Exhibit 10.122b above, dated May 31, 2006. Incorporated by reference from Exhibit 10.122f filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2007.

10.123	Agreement made effective as of February 1, 1997 by and between Tiffany and Elsa Peretti. Incorporated by reference from Exhibit 10.123 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1997.

10.128	Agreement and Memorandum of Agreement made the 1st day of February 2009 by and between Tiffany & Co. Japan Inc. and Mitsukoshi Ltd. of Japan. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Report on Form 8-K dated February 18, 2009.

10.132	Form of Note Purchase Agreement between Registrant and various institutional note purchasers with Schedules B, 5.14 and 5.15 and Exhibits 1A, 1B and 4.7 thereto, dated as of July 18, 2002 in respect of Registrant’s $40,000,000 principal amount 6.15% Series C Notes due July 18, 2009 and $60,000,000 principal amount 6.56% Series D Notes due July 18, 2012. Incorporated by reference from Exhibit 10.132 filed with Registrant’s Report on Form 8-K dated August 2, 2002.

TIFFANY & CO.

Exhibit	Description

10.133	Guaranty Agreement dated July 18, 2002 with respect to the Note Purchase Agreements (see Exhibit 10.132 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.133 filed with Registrant’s Report on Form 8-K dated August 2, 2002.

10.145	Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.

10.145a	First Addendum to the Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.

10.146	Three-Year Credit Agreement dated as of December 21, 2011 by and among Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc. and each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York Mellon, as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.146 filed with Registrant’s Report on Form 8-K dated December 23, 2011.

10.147	Guaranty Agreement dated as of December 21, 2011, with respect to the Three- Year Credit Agreement (see Exhibit 10.146 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. and The Bank of New York Mellon, as Administrative Agent. Incorporated by reference from Exhibit 10.147 filed with Registrant’s Report on Form 8-K dated December 23, 2011.

10.149	Lease Agreement made as of September 28, 2005 between CLF Sylvan Way LLC and Tiffany and Company, and form of Registrant’s guaranty of such lease. Incorporated by reference from Exhibit 10.149 filed with Registrant’s Report on Form 8-K dated September 23, 2005.

10.155	Form of Note Purchase and Private Shelf Agreement dated as of December 23, 2008 by and between Registrant and various institutional note purchasers with respect to Registrant’s $100 million principal amount 9.05% Series A Senior Notes due December 23, 2015 and up to $50 Million Private Shelf Facility. Incorporated by reference from Exhibit 10.155 filed with Registrant’s Report on Form 8-K dated February 13, 2009.

10.155a	Acknowledgement of Amendment dated September 21, 2011, with respect to the Note Purchase and Private Shelf Agreement referred to in Exhibit 10.155 above. Incorporated by reference from Exhibit 10.155a filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended October 31, 2011.

TIFFANY & CO.

Exhibit	Description

10.156	Guaranty Agreement dated December 23, 2008 with respect to the Note Purchase Agreements (see Exhibit 10.155 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.156 filed with Registrant’s Report on Form 8-K dated February 13, 2009.

10.157	Form of Note Purchase Agreement dated as of February 12, 2009 by and between Registrant and certain subsidiaries of Berkshire Hathaway Inc. with respect to Registrant’s $125 million principal amount 10% Series A-2009 Senior Notes due February 13, 2017 and $125 million principal amount 10% Series B-2009 Senior Notes due February 13, 2019. Incorporated by reference from Exhibit 10.157 filed with Registrant’s Report on Form 8-K dated February 13, 2009.

10.158	Guaranty Agreement dated February 12, 2009 with respect to the Note Purchase Agreements (see Exhibit 10.157 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.158 filed with Registrant’s Report on Form 8-K dated February 13, 2009.

10.159	Form of Note Purchase and Private Shelf Agreement dated as of April 9, 2009 by and between Registrant and various institutional note purchasers with respect to the Registrant’s $50 million principal amount 10% Series A Senior Notes due April 9, 2018 and up to $100 million Private Shelf Facility. Incorporated by reference from Exhibit 10.159 filed with Registrant’s Report on Form 8-K dated April 13, 2009.

10.159a	Acknowledgement of Amendment to Note Purchase and Private Shelf Agreement referred to in previously filed Exhibit 10.159, dated as of September 30, 2010. Incorporated by reference from Exhibit 10.159a filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended October 31, 2010.

10.160	Guaranty Agreement dated April 9, 2009 with respect to the Note Purchase and Private Shelf Agreement (see Exhibit 10.159 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. Incorporated by reference from Exhibit 10.160 filed with Registrant’s Report on Form 8-K dated April 13, 2009.

10.161	Form of Note Purchase Agreement dated as of September 1, 2010 by and between Registrant and various institutional note purchasers with respect to the Registrant’s yen 10,000,000,000 principal amount 1.72% Senior Notes due September 1, 2016. Incorporated by reference from Exhibit 10.161 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended July 31, 2010.

10.162	Guaranty Agreement dated September 1, 2010 with respect to the Note Purchase Agreement (see Exhibit 10.161 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. Incorporated by reference from Exhibit 10.162 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended July 31, 2010.

TIFFANY & CO.

Exhibit	Description

10.163	Amortising term loan facility agreement dated March 30, 2011 between and among Koidu Holdings S.A. (as Borrower), BSG Resources Limited (as Guarantor) and Laurelton Diamonds, Inc. (as Original Lender). Incorporated by reference from Exhibit 10.163 filed with Registrant’s Report on Form 8-K dated March 30, 2011.

10.164	Five-Year Credit Agreement dated as of December 21, 2011 by and among Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc. and each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York Mellon, as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.164 filed with Registrant’s Report on Form 8-K dated December 23, 2011.

10.165	Guaranty Agreement dated as of December 21, 2011, with respect to the Five-Year Credit Agreement (see Exhibit 10.164 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. and The Bank of New York Mellon, as Administrative Agent. Incorporated by reference from Exhibit 10.165 filed with Registrant’s Report on Form 8-K dated December 23, 2011.

14.1	Code of Business and Ethical Conduct and Business Conduct Policy. Incorporated by reference from Exhibit 14.1 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2004.

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Tiffany & Co.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, furnished with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

TIFFANY & CO.

Executive Compensation Plans and Arrangements

Exhibit	Description

4.3	Registrant’s 1998 Directors Option Plan. Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

4.3a	Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 4.3a filed with Registrant’s Report on Form 8-K dated March 23, 2009.

4.4	Registrant’s Amended and Restated 1998 Employee Incentive Plan effective May 19, 2005. Previously filed as Exhibit 4.3 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.49a	Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers (Corrected Version). Incorporated by reference from Exhibit 10.49a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.106	Tiffany and Company Amended and Restated Executive Deferral Plan originally made effective October 1, 1989, as amended and restated effective February 1, 2010. Incorporated by reference from Exhibit 10.106 filed with Registrant’s Report on Form 8-K dated January 27, 2012.

10.108	Registrant’s Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit 10.108 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.109	Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.114	1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of January 31, 2009. Incorporated by reference from Exhibit 10.114 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.127c	Form of 2009 Retention Agreement between and among Registrant and Tiffany and Company (“Tiffany”) and those executive officers indicated within the form and Appendices I and II to such Agreement. Incorporated by reference from Exhibit 10.127c filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.128	Group Long Term Disability Insurance Policy issued by First Reliance Standard, Policy No. LTD 109406 on April 28, 2009. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Report on Form 8-K dated March 25, 2010.

10.137	Summary of arrangements for the payment of premiums on life insurance policies owned by executive officers. Incorporated by reference from Exhibit 10.137 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

TIFFANY & CO.

Exhibit	Description

10.138	2004 Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits, Amended and Restated as of October 31, 2011. Incorporated by reference from Exhibit 10.138 filed with Registrant’s Report on Form 8-K dated January 27, 2012.

10.139d	Form of Fiscal 2012 Cash Incentive Award Agreement for certain executive officers adopted on March 14, 2012 under Registrant’s 2005 Employee Incentive Plan as Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.139d filed with Registrant’s Report on Form 8-K dated March 19, 2012.

10.140	Form of Terms of Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.140 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.140a	Form of Non-Competition and Confidentiality Covenants for use in connection with Performance-Based Restricted Stock Unit Grants to Registrant’s Executive Officers and Time-Vested Restricted Unit Awards made to other officers of Registrant’s affiliated companies pursuant to the Registrant’s 2005 Employee Incentive Plan and pursuant to the Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits. Incorporated by reference from Exhibit 10.140a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.140b	Terms of 2009 Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan as adopted on January 28, 2009 for use with grants made that same date, amended and restated effective December 29, 2011. Incorporated by reference from Exhibit 10.140b filed with Registrant’s Report on Form 8-K dated January 27, 2012.

10.140c	Terms of 2010 Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan as adopted on January 20, 2010 for use with grants made that same date and on January 20, 2011, amended and restated effective December 29, 2011. Incorporated by reference from Exhibit 10.140c filed with Registrant’s Report on Form 8-K dated January 27, 2012.

10.140d	Form of Notice of Grant as referenced in and attached to the Terms of 2010 Performance-Based Restricted Stock Unit grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan as adopted on January 20, 2010 (Exhibit 10.140c) and completed on March 17, 2010 for use with the grants made on January 20, 2010. Incorporated by reference from Exhibit 10.140d filed with Registrant’s Report on Form 8-K dated March 25, 2010.

10.142	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 1998 Directors Option Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.142 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.143	Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.143 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

TIFFANY & CO.

Exhibit	Description

10.143a	Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005. Incorporated by reference from Exhibit 10.143a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.144	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.144a	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.144b	Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to Executive Officers subsequent to that date). Incorporated by reference from Exhibit 10.144b filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.150	Form of Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 1998 Employee Incentive Plan and 2005 Employee Incentive Plan. Incorporated by reference as previously filed as Exhibit 10.146 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.150a	Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to employees other than Executive Officers subsequent to that date). Incorporated by reference from Exhibit 10.150a filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.151	Registrant’s 2005 Employee Incentive Plan as adopted May 19, 2005. Incorporated by reference as previously filed as Exhibit 10.145 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.151a	Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.151a filed with Registrant’s Report on Form 8-K dated March 26, 2007.

10.152	Share Ownership Policy for Executive Officers and Directors, Amended and Restated as of March 15, 2007. Incorporated by reference from Exhibit 10.152 filed with Registrant’s Report on Form 8-K dated March 22, 2007.

10.153	Corporate Governance Principles, Amended and Restated as of March 17, 2010. Incorporated by reference from Exhibit 10.153 filed with Registrant’s Report on Form 8-K dated March 21, 2011.

10.154	Senior Executive Employment Agreement between Frederic Cumenal and Tiffany and Company, effective as of March 10, 2011. Incorporated by reference from Exhibit 10.154 filed with Registrant’s Report on Form 8-K dated March 21, 2011.

TIFFANY & CO.

Exhibit	Description

10.161	Terms of Time-Vested Restricted Stock Unit Grants to certain Executive Officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.161 filed with Registrant’s Report on Form 8-K dated March 21, 2011.

10.166	Comprehensive Retirement Non-Competition Agreement between James E. Quinn and Registrant entered into on January 19, 2012, with an effective Date of Retirement of February 1, 2012. Incorporated by reference from Exhibit 10.166 filed with Registrant’s Report on Form 8-K dated January 27, 2012.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2012	Tiffany & Co. (Registrant)

	By:	/s/ Michael J. Kowalski
Michael J. Kowalski
Chief Executive Officer

TIFFANY & CO.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Michael J. Kowalski	By:	/s/ Patrick F. McGuiness
	Michael J. Kowalski Chairman of the Board and Chief Executive Officer (principal executive officer) (director)		Patrick F. McGuiness Senior Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ Henry Iglesias	By:	/s/ Rose Marie Bravo
	Henry Iglesias Vice President and Controller (principal accounting officer)		Rose Marie Bravo Director

By:	/s/ Gary E. Costley	By:	/s/ Lawrence K. Fish
	Gary E. Costley Director		Lawrence K. Fish Director

By:	/s/ Abby F. Kohnstamm	By:	/s/ Charles K. Marquis
	Abby F. Kohnstamm Director		Charles K. Marquis Director

By:	/s/ Peter W. May	By:	/s/ J. Thomas Presby
	Peter W. May Director		J. Thomas Presby Director

By:	/s/ William A. Shutzer
William A. Shutzer Director

March 28, 2012

TIFFANY & CO.

Tiffany & Co. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts and Reserves

(in thousands)

	September 30,	September 30,	September 30,	September 30,		September 30,
Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended January 31, 2012:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$4,705	$1,057	$—	$3,296	[a]	$2,466
Sales returns	7,078	6,465	—	4,237	[b]	9,306
Allowance for inventory liquidation and obsolescence	48,428	30,665	—	25,155	[c]	53,938
Allowance for inventory shrinkage	1,074	2,502	—	2,081	[d]	1,495
Deferred tax valuation allowance	22,579	1,590	—	10,599	[e]	13,570

a)	Uncollectible accounts written off.

b)	Adjustment related to sales returns previously provided for.

c)	Liquidation of inventory previously written down to market.

d)	Physical inventory losses.

e)	Reversal of deferred tax valuation allowance and utilization of deferred tax loss carryforward.

TIFFANY & CO.

Tiffany & Co. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts and Reserves

(in thousands)

	September 30,	September 30,	September 30,	September 30,		September 30,
Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended January 31, 2011:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$6,286	$2,065	$—	$3,646	[a]	$4,705
Sales returns	6,606	2,075	—	1,603	[b]	7,078
Allowance for inventory liquidation and obsolescence	46,234	25,608	—	23,414	[c]	48,428
Allowance for inventory shrinkage	954	3,653	—	3,533	[d]	1,074
Deferred tax valuation allowance	24,433	2,408	—	4,262	[e]	22,579

a)	Uncollectible accounts written off.

b)	Adjustment related to sales returns previously provided for.

c)	Liquidation of inventory previously written down to market.

d)	Physical inventory losses.

e)	Reversal of deferred tax valuation allowance and utilization of deferred tax loss carryforward.

TIFFANY & CO.

Tiffany & Co. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts and Reserves

(in thousands)

	September 30,	September 30,	September 30,	September 30,		September 30,
Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended January 31, 2010:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$4,694	$5,046	$—	$3,454	[a]	$6,286
Sales returns	5,240	2,034	—	668	[b]	6,606
Allowance for inventory liquidation and obsolescence	43,956	31,599	—	29,321	[c]	46,234
Allowance for inventory shrinkage	922	2,377	—	2,345	[d]	954
Deferred tax valuation allowance	27,486	5,505	—	8,558	[e]	24,433

a)	Uncollectible accounts written off.

b)	Adjustment related to sales returns previously provided for.

c)	Liquidation of inventory previously written down to market.

d)	Physical inventory losses.

e)	Reversal of deferred tax valuation allowances and utilization of deferred tax loss carryforwards.

TIFFANY & CO.