Form 10-Q
period 2012-04-30
TIFFANY & CO
filed 2012-05-30
CIK 98246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes             No   X

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 126,725,783 shares outstanding at the close of business on April 30, 2012.

TIFFANY & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2012

PART I.	Financial Information

Item 1.	Financial Statements

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	April 30, 2012	January 31, 2012	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$321,582	$433,954	$604,419
Short-term investments	21,447	8,236	17,901
Accounts receivable, less allowances of $10,642, $11,772 and $12,450	181,641	184,085	175,926
Inventories, net	2,189,869	2,073,212	1,720,895
Deferred income taxes	91,280	83,124	49,118
Prepaid expenses and other current assets	127,295	107,064	122,694

Total current assets	2,933,114	2,889,675	2,690,953

Property, plant and equipment, net	766,874	767,174	685,457
Deferred income taxes	269,818	271,156	187,518
Other assets, net	236,863	230,987	194,204

	$4,206,669	$4,158,992	$3,758,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$242,768	$112,973	$97,632
Current portion of long-term debt	60,357	60,822	—
Accounts payable and accrued liabilities	285,193	328,962	216,788
Income taxes payable	31,971	60,977	14,600
Merchandise and other customer credits	62,074	62,943	67,259

Total current liabilities	682,363	626,677	396,279

Long-term debt	531,244	538,352	589,255
Pension/postretirement benefit obligations	309,545	338,564	198,315
Deferred gains on sale-leasebacks	114,113	119,692	124,809
Other long-term liabilities	190,514	186,802	171,226

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 126,726, 126,676 and 127,713	1,267	1,267	1,277
Additional paid-in capital	991,617	970,215	909,357
Retained earnings	1,465,464	1,462,553	1,347,691
Accumulated other comprehensive (loss) gain, net of tax	(79,458)	(85,130)	19,923

Total stockholders’ equity	2,378,890	2,348,905	2,278,248

	$4,206,669	$4,158,992	$3,758,132

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended April 30,
	2012	2011

Net sales	$819,170	$761,018

Cost of sales	350,152	317,325

Gross profit	469,018	443,693

Selling, general and administrative expenses	334,033	307,727

Earnings from operations	134,985	135,966

Interest and other expenses, net	10,554	10,147

Earnings from operations before income taxes	124,431	125,819

Provision for income taxes	42,897	44,756

Net earnings	$81,534	$81,063

Net earnings per share:
Basic	$0.64	$0.64

Diluted	$0.64	$0.63

Weighted-average number of common shares:
Basic	126,723	127,601
Diluted	128,178	129,381

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

(in thousands)

	Three Months Ended April 30,
	2012	2011

Net earnings	$81,534	$81,063

Foreign currency translation adjustments	(386)	30,074

Unrealized gain on marketable securities	1,097	1,446

Unrealized (loss) gain on hedging instruments	(2,789)	1,382

Less: reclassification adjustment for loss included in net earnings	3,750	236

Unrealized gain on hedging instruments	961	1,618

Amortization of net loss	4,086	1,317

Amortization of prior service cost	89	101

Net unrealized gain on benefit plans	4,175	1,418

Other comprehensive earnings, before tax	5,847	34,556

Income tax expense related to items of other comprehensive earnings	(175)	(2,068)

Other comprehensive earnings, net of tax	5,672	32,488

Comprehensive earnings	$87,206	$113,551

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Total Stockholders’ Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Common Stock		Additional Paid-In Capital
				Shares	Amount

Balances, January 31, 2012	$2,348,905	$1,462,553	$(85,130)	126,676	$1,267	$970,215
Exercise of stock options and vesting of restricted stock units (“RSUs”)	4,771	—	—	705	7	4,764
Tax effect of exercise of stock options and vesting of RSUs	9,972	—	—	—	—	9,972
Share-based compensation expense	8,086	—	—	—	—	8,086
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	3,150	—	—	45	—	3,150
Purchase and retirement of Common Stock	(46,485)	(41,908)	—	(700)	(7)	(4,570)
Cash dividends on Common Stock	(36,715)	(36,715)	—	—	—	—
Other comprehensive earnings, net of tax	5,672	—	5,672	—	—	—
Net earnings	81,534	81,534	—	—	—	—

Balances, April 30, 2012	$2,378,890	$1,465,464	$(79,458)	126,726	$1,267	$991,617

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$81,534	$81,063
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	39,194	36,631
Amortization of gain on sale-leasebacks	(2,702)	(2,682)
Excess tax benefits from share-based payment arrangements	(9,940)	(8,862)
Provision for inventories	7,193	8,181
Deferred income taxes	(8,178)	7,205
Provision for pension/postretirement benefits	11,790	7,622
Share-based compensation expense	8,023	6,690
Changes in assets and liabilities:
Accounts receivable	(1,056)	12,276
Inventories	(135,244)	(83,119)
Prepaid expenses and other current assets	(13,370)	(6,702)
Accounts payable and accrued liabilities	(41,678)	(45,668)
Income taxes payable	(16,585)	(32,148)
Merchandise and other customer credits	(979)	574
Other, net	(38,591)	(25,306)

Net cash used in operating activities	(120,589)	(44,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(13,451)	(3,297)
Proceeds from sale of marketable securities and short-term investments	153	45,124
Capital expenditures	(44,207)	(51,628)
Notes receivable funded	(500)	(6,609)

Net cash used in investing activities	(58,005)	(16,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	121,465	55,097
Proceeds from other credit facility borrowings	10,481	–
Repayment of long-term debt	–	(58,915)
Repurchase of Common Stock	(46,485)	(27,939)
Proceeds from exercise of stock options	4,771	32,106
Excess tax benefits from share-based payment arrangements	9,940	8,862
Cash dividends on Common Stock	(36,715)	(31,927)

Net cash provided by (used in) financing activities	63,457	(22,716)

Effect of exchange rate changes on cash and cash equivalents	2,765	6,199

Net decrease in cash and cash equivalents	(112,372)	(77,172)
Cash and cash equivalents at beginning of year	433,954	681,591

Cash and cash equivalents at end of three months	$321,582	$604,419

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (the “Company”) and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (VIEs), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of April 30, 2012 and 2011 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2012 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three months ended April 30, 2012 and 2011 are not necessarily indicative of the results of the entire fiscal year.

2.	NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”, which allows an entity the option to present components of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The new guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted the new guidance effective February 1, 2012 and it did not have an impact on the Company’s financial position or earnings.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment”, which allows an entity to use a qualitative approach to test goodwill for impairment. The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted the new guidance effective February 1, 2012 and it did not have a material impact on the Company’s financial position or earnings.

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

For the receivables associated with Tiffany & Co. credit cards (“Credit Card Receivables”), the Company uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants’ credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. The Company classifies a Credit Card account as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For each account receivable recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At April 30, 2012 and 2011, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net in the Company’s condensed consolidated balance sheet) was $53,594,000 and $52,446,000, of which 97% was considered current in those same periods. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $2,000,000 at both April 30, 2012 and 2011) was determined based on the factors discussed above, and did not change significantly from January 31, 2012. Finance charges on Credit Card accounts are not significant.

The Company may, from time to time, extend loans to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output. Management evaluates these and any other loans that may arise for potential impairment by reviewing the parties’ financial statements and projections and other economic factors on a periodic basis. The carrying amount of loans receivable outstanding including accrued interest (primarily included within other assets, net on the Company’s condensed consolidated balance sheet) was $59,576,000 and $6,843,000 as of April 30, 2012 and 2011. The Company has not recorded any material impairment charges on such loans as of April 30, 2012 and 2011.

4.	INVENTORIES

	April 30,	January 31,	April 30,
(in thousands)	2012	2012	2011

Finished goods	$1,200,493	$1,145,680	$1,035,988
Raw materials	823,815	784,040	565,724
Work-in-process	165,561	143,492	119,183

Inventories, net	$2,189,869	$2,073,212	$1,720,895

5.	INCOME TAXES

The effective income tax rate for the three months ended April 30, 2012 was 34.5% versus 35.6% in the prior year.

During the three months ended April 30, 2012, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by a number of tax authorities in various jurisdictions. Ongoing audits where subsidiaries have a material presence include New York state (tax years 2004-2010), New Jersey (tax years 2006-2009) and the Internal Revenue Service (tax years 2006-2009). Tax years from 2004-present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended April 30,
(in thousands)	2012	2011

Net earnings for basic and diluted EPS	$ 81,534	$81,063

Weighted-average shares for basic EPS	126,723	127,601

Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,455	1,780

Weighted-average shares for diluted EPS	128,178	129,381

For the three months ended April 30, 2012 and 2011, there were 746,000 and 313,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

Types of Derivative Instruments

Interest Rate Swaps – In 2009, the Company entered into interest rate swaps to convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swaps serve as a hedge to changes in the fair value of these debt instruments. The Company hedges its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The Company accounts for the interest rate swaps as fair value hedges. During 2011, the Company terminated the interest rate swap used to convert the 2008 Series A fixed obligation to a floating rate obligation. As of April 30, 2012, the notional amount of interest rate swap agreements outstanding was $60,000,000.

In the three months ended April 30, 2012, the Company entered into forward-starting interest rate swaps to hedge the risk of interest rate volatility to the anticipated incurrence of additional debt in 2012. The Company accounts for the forward-starting interest rate swaps as cash flow hedges. In the event the debt is not incurred and the forward-starting interest rate swaps are terminated, any gain or loss from the termination would be recorded in net earnings immediately.

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

In 2010, the Company de-designated all of its outstanding put option contracts (none of which were outstanding at April 30, 2012) and entered into offsetting call option contracts. These put and call option contracts were accounted for as undesignated hedges. Any gains or losses on these de-designated put option contracts were substantially offset by losses or gains on the call option contracts.

As of April 30, 2012, the notional amount of foreign exchange forward and put option contracts accounted for as cash flow hedges was $137,700,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $57,107,000. The term of all outstanding foreign exchange forward and put option contracts as of April 30, 2011 ranged from less than one month to 13 months.

Precious Metal Collars & Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of April 30, 2012, there were approximately 23,200 ounces of platinum and 592,900 ounces of silver precious metal derivative instruments outstanding.

Information on the location and amounts of derivative gains and losses in the consolidated financial statements is as follows:

	Three Months Ended April 30,

	2012		2011

(in thousands)	Pre-Tax Loss Recognized in Earnings on Derivatives	Pre-Tax Gain Recognized in Earnings on Hedged Item	Pre-Tax Loss Recognized in Earnings on Derivatives	Pre-Tax Loss Recognized in Earnings on Hedged Item

Derivatives in Fair Value Hedging Relationships:
Interest rate swaps [a]	$(212)	$250	$(25)	$(6)

	Three Months Ended April 30,

	2012		2011

(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Loss Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-Tax (Loss) Gain Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)

Derivatives in Cash Flow Hedging Relationships:

Foreign exchange forward contracts [b]	$8,085	$(2,581)	$(1,199)	$(897)

Put option contracts [b]	(101)	(123)	(10)	(638)

Precious metal collars [b]	–	–	–	394
Precious metal forward contracts [b]	(2,912)	(1,046)	2,591	905

Forward-starting interest rate swaps [a]	(7,861)	–	–	–

	$(2,789)	$(3,750)	$1,382	$(236)

	Pre-Tax Gain (Loss) Recognized in Earnings on Derivative

(in thousands)	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011

Derivatives Not Designated as Hedging Instruments:

Foreign exchange forward contracts [b,c]	$(103)	$447

Call option contracts [b]	–	67

Put option contracts [b]	–	(67)

	$(103)	$447

[a]	The gain or loss recognized in earnings is included within Interest and other expenses, net on the Company’s Condensed Consolidated Statement of Earnings.
[b]	The gain or loss recognized in earnings is included within Cost of sales on the Company’s Condensed Consolidated Statement of Earnings.
[c]	Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.

There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended April 30, 2012 and 2011. The Company expects approximately $5,145,000 of net pre-tax derivative losses included in accumulated other comprehensive income at April 30, 2012 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. U.S. GAAP prescribes three levels of inputs that may be used to measure fair value:

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

Financial assets and liabilities carried at fair value at April 30, 2012 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value

Mutual funds [a]	$40,889	$40,889	$—	$—	$40,889
Time deposits [b]	21,447	21,447	—	—	21,447

Derivatives designated as hedging instruments:

Interest rate swaps [c]	194	—	194	—	194

Precious metal forward contracts [c]	386	—	386	—	386

Put option contracts [c]	442	—	442	—	442

Foreign exchange forward contracts [c]	4,595	—	4,595	—	4,595

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	69	—	69	—	69

Total financial assets	$68,022	$62,336	$5,686	$—	$68,022

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value

Derivatives designated as hedging instruments:

Precious metal forward contracts [d]	2,919	—	2,919	—	2,919

Forward-starting interest rate swaps [d]	7,861	—	7,861	—	7,861

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	146	—	146	—	146

Total financial liabilities	$10,926	$—	$10,926	$—	$10,926

Financial assets and liabilities carried at fair value at April 30, 2011 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value

Mutual funds [a]	$45,496	$45,496	$—	$—	$45,496
Time deposits [b]	17,901	17,901	—	—	17,901

Derivatives designated as hedging instruments:

Interest rate swaps [a]	6,130	—	6,130	—	6,130

Precious metal forward contracts [c]	2,794	—	2,794	—	2,794

Foreign exchange forward contracts [c]	469	—	469	—	469

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	185	—	185	—	185

Put option contracts [c]	25	—	25	—	25

Total financial assets	$73,000	$63,397	$9,603	$—	$73,000

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value

Derivatives designated as hedging instruments:

Foreign exchange forward contracts [d]	$1,969	$—	$1,969	$—	$1,969

Derivatives not designated as hedging instruments:

Call option contracts [d]	25	—	25	—	25
Foreign exchange forward contracts [d]	72	—	72	—	72

Total financial liabilities	$2,066	$—	$2,066	$—	$2,066

[a]	Included within Other assets, net on the Company’s Condensed Consolidated Balance Sheet.
[b]	Included within Short-term investments on the Company’s Condensed Consolidated Balance Sheet.
[c]	Included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.
[d]	Included within Accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $834,369,000 and $686,887,000 and the corresponding fair value was approximately $980,000,000 and $750,000,000 at April 30, 2012 and 2011.

9.	COMMITMENTS AND CONTINGENCIES

Leases. In April 2010, Tiffany and Company (“Tiffany”), the Company’s principal operating subsidiary, committed to a plan to relocate its New York headquarters staff to a single location in New York City from three separate locations leased in midtown Manhattan. The move occurred in June 2011. Tiffany intends to sublease its existing properties (some of which has occurred) through the end of their lease terms which run through 2015, but expects to recover only a portion of its rent obligations due to current market conditions.

The Company recorded accrued exit charges of $30,884,000 during the second quarter of 2011 within other long-term liabilities on the condensed consolidated balance sheet associated with the relocation. The following is a reconciliation of the accrued exit charges:

(in thousands)

Balance at February 1, 2012	$23,980
Cash payments, net of estimated sublease income	(2,049)
Interest accretion	156

Balance at April 30, 2012	$22,087

Litigation. On June 24, 2011, The Swatch Group Ltd. (“Swatch”) and its wholly-owned subsidiary Tiffany Watch Co. (“Watch Company”; Swatch and Watch Company, together, the “Swatch Parties”), initiated an arbitration proceeding against the Registrant and its wholly-owned subsidiaries Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the “Tiffany Parties”) seeking damages for alleged contractual breach of agreements entered into by and among the Swatch Parties and the Tiffany Parties that came into effect in December 2007 (the “License and Distribution Agreements”). The License and Distribution Agreements pertain to the development and commercialization of a watch business and, among other things, contained various licensing and governance provisions and approval requirements relating to business, marketing and branding plans and provisions allocating profits relating to sales of the watch business between the Swatch Parties and the Tiffany Parties.

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

On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the License and Development Agreements by obstructing and delaying development of Watch Company’s business. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $81,000,000 at April 30, 2012) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,200,000,000 at April 30, 2012) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates).

The Registrant believes the claim is without merit and intends to defend vigorously the Arbitration and (together with the remaining Tiffany Parties) has filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties dispute both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties have also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties have failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $132,000,000 at April 30, 2012) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $596,000,000 at April 30, 2012) (calculated based on future lost profits of the Tiffany Parties).

The arbitration hearing is currently expected in October 2012.

Management has not included any accrual in the condensed consolidated financial statements related to the Arbitration as a result of its assessment that an award of damages to the Swatch Parties in the Arbitration is not probable. If the Swatch Parties’ claims were accepted on their merits, the damages award cannot be reasonably estimated at this time but could have a material adverse effect on the Registrant’s consolidated financial statements or liquidity.

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

10.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Gain

(in thousands)	April 30, 2012	January 31, 2012	April 30, 2011

Accumulated other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	$50,649	$49,209	$71,111
Deferred hedging loss	(7,764)	(8,729)	(202)
Unrealized gain on marketable securities	843	130	1,081
Net unrealized loss on benefit plans	(123,186)	(125,740)	(52,067)

	$(79,458)	$(85,130)	$19,923

11.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended April 30,

	Pension Benefits		Other Postretirement Benefits

(in thousands)	2012	2011	2012	2011

Net Periodic Benefit Cost:
Service cost	$4,416	$3,590	$702	$503
Interest cost	6,587	6,207	796	752
Expected return on plan assets	(4,886)	(4,848)	—	—
Amortization of prior service cost (credit)	254	266	(165)	(165)
Amortization of net loss	3,990	1,314	96	3

Net expense	$10,361	$6,529	$1,429	$1,093

12.	SEGMENT INFORMATION

The Company’s reportable segments are as follows:

—

Americas includes sales in TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

—	Asia-Pacific includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

—	Japan includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

—	Europe includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

—

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

Certain information relating to the Company’s segments is set forth below:

	Three Months Ended April 30,

(in thousands)	2012	2011

Net sales:
Americas	$385,674	$374,652
Asia-Pacific	195,070	167,247
Japan	141,789	123,358
Europe	87,907	85,626

Total reportable segments	810,440	750,883
Other	8,730	10,135

	$819,170	$761,018

	Three Months Ended April 30,

(in thousands)	2012	2011

Earnings from operations*:
Americas	$55,941	$74,413
Asia-Pacific	51,060	48,634
Japan	42,560	31,691
Europe	16,655	19,768

Total reportable segments	166,216	174,506
Other	(1,781)	178

	$164,435	$174,684

*Represents earnings from operations before unallocated corporate expenses, interest and other expenses, net and other expense.

The following table sets forth a reconciliation of the segments’ earnings from operations to the Company’s consolidated earnings from operations before income taxes:

	Three Months Ended April 30,

(in thousands)	2012	2011

Earnings from operations for segments	$164,435	$174,684
Unallocated corporate expenses	(29,450)	(30,497)
Interest and other expenses, net	(10,554)	(10,147)
Other operating expense	–	(8,221)

Earnings from operations before income taxes	$124,431	$125,819

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expense in the three months ended April 30, 2011 was related to accelerated depreciation, incremental rent expense and payments to terminate leases associated with Tiffany’s relocation of its New York headquarters staff to a single location.

13.	SUBSEQUENT EVENT

On May 17, 2012, the Company’s Board of Directors approved a 10% increase in the quarterly dividend rate, increasing it from $0.29 per share of Common Stock per quarter to a new rate of $0.32. This dividend will be paid on July 10, 2012 to stockholders of record on June 20, 2012.

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

—

Americas includes sales in TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

—	Asia-Pacific includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

—	Japan includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

—	Europe includes sales in TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

—

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

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

HIGHLIGHTS

—	Worldwide net sales increased 8% to $819,170,000 in the three months (“first quarter”) ended April 30, 2012. Sales in all reportable segments increased in the first quarter.

—	On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales increased 8% and comparable store sales increased 4% in the first quarter.

—	The Company opened three stores in the Americas and one store in Asia-Pacific during the first quarter.

—

Operating margin decreased 1.4 percentage points primarily due to a decline in gross margin. In the first quarter of 2011, the Company recorded nonrecurring charges (primarily within selling, general and administrative expenses) of $8,221,000 associated with Tiffany’s relocation of its New York headquarters staff to a single location. Excluding those charges, operating margin decreased 2.4 percentage points in 2012.

—	Net earnings increased 1% to $81,534,000 or $0.64 per diluted share, in the first quarter. Excluding the nonrecurring charges noted above, net earnings declined 5%.

RESULTS OF OPERATIONS

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

The Company’s management does not, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The Company presents such non-GAAP financial measures in reporting its financial results to provide investors with an additional tool to evaluate the Company’s operating results. The table below reconciles sales percentage increases (decreases) from the GAAP to the non-GAAP basis versus the previous year.

	First Quarter 2012 vs. 2011
	GAAP Reported	Translation Effect	Constant-Exchange- Rate Basis
Net Sales:
Worldwide	8%	–%	8%
Americas	3%	–%	3%
Asia-Pacific	17%	1%	16%
Japan	15%	2%	13%
Europe	3%	(4)%	7%

Comparable Store Sales:
Worldwide	4%	–%	4%
Americas	(1)%	(1)%	–%
Asia-Pacific	11%	1%	10%
Japan	15%	3%	12%
Europe	(4)%	(4)%	–%

Comparable Store Sales

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

Net Sales

Net sales by segment were as follows:

	First Quarter

(in thousands)	2012	2011	Increase (Decrease)

Americas	$385,674	$374,652	3%
Asia-Pacific	195,070	167,247	17%
Japan	141,789	123,358	15%
Europe	87,907	85,626	3%
Other	8,730	10,135	(14)%

	$819,170	$761,018	8%

The Company categorizes its jewelry sales into four categories: statement, fine and solitaire jewelry (which represented 16% of total reportable segment sales in fiscal 2011), engagement jewelry and wedding bands (29%), silver and gold jewelry (30%) and designer jewelry (15%).

Americas. Total sales in the Americas increased $11,022,000, or 3%, due to an increase in the average price per unit sold partly offset by a decrease in the number of units sold. There was an increase in sales in the silver and gold jewelry, engagement jewelry and wedding bands, and designer jewelry product categories. Comparable store sales decreased $1,884,000, or 1%, consisting of a decrease in New York Flagship store sales of 4% while comparable branch store sales were equal to the prior year. Non-comparable stores grew $11,950,000. On a constant-exchange-rate basis, sales in the Americas increased 3% and comparable store sales were equal to the prior year. Combined Internet and catalog sales in the Americas increased $408,000, or 1%, due to an increase in the average price per order.

Asia-Pacific. Total sales in Asia-Pacific increased $27,823,000, or 17%, primarily due to an increase in the number of units sold, as well as some increase in the average price per unit sold. There was sales and unit growth in all jewelry product categories. Comparable store sales increased $17,487,000, or 11%, and non-comparable store sales grew $6,195,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 16% and comparable store sales increased 10% due to sales growth in most countries.

Japan. Total sales in Japan increased $18,431,000, or 15%, primarily due to an increase in the average price per unit sold, as well as some increase in the number of units sold. There was sales growth in all jewelry product categories. Comparable store sales increased $16,469,000, or 15%. On a constant-exchange-rate basis, total sales increased 13% and comparable store sales increased 12%. Sales growth in Japan was affected by earthquake-related events in the first quarter of 2011.

Europe. Total sales in Europe increased $2,281,000, or 3%, due to an increase in the average price per unit sold partly offset by a decrease in the number of units sold. There was an increase in sales in the designer jewelry and silver and gold jewelry product categories. Comparable store sales decreased $3,101,000, or 4%, and non-comparable store sales grew $4,550,000. On a constant-exchange-rate basis, sales increased 7% and comparable store sales were equal to the prior year reflecting similar sales performance in the UK and overall continental Europe.

Store Data. Management currently expects to add 24 Company-operated TIFFANY & CO. stores in 2012, increasing the store base by 10%, including nine stores in the Americas, eight stores in Asia-Pacific, two stores in Europe and five stores in emerging markets which is included as part of the ‘Other’ reporting segment. The following table shows locations which have already been opened or closed, or where plans have been finalized:

Location	Openings (Closings) as of April 30, 2012	Remaining Openings 2012

Americas:
Montreal, Canada	First Quarter
Salt Lake City, Utah	First Quarter
Interlomas, Mexico City, Mexico	First Quarter
Altavista – Mexico City, Mexico		Second Quarter
Soho – New York, New York		Third Quarter

Location	Openings (Closings) as of April 30, 2012	Remaining Openings 2012

Rio de Janeiro, Brazil		Fourth Quarter
Asia-Pacific:
International Plaza Mall – Wuhan, China	First Quarter
Singapore – Changi Airport, Singapore		Third Quarter
Bondi Junction – Sydney, Australia		Fourth Quarter
Japan:
Shinjuku, Mitsukoshi	(First Quarter)
Shinjuku Odakyu	First Quarter
Europe:
Nice, France		Second Quarter
Prague, Czech Republic		Third Quarter
Emerging Markets:
Dubai Mall – Dubai, United Arab Emirates		Second Quarter
Mall of Emirates – Dubai, United Arab Emirates		Second Quarter
Atlantis – Dubai, United Arab Emirates		Second Quarter
Marina Mall – Abu Dhabi, United Arab Emirates		Second Quarter
Abu Dhabi Mall – Abu Dhabi, United Arab Emirates		Second Quarter

Other. Other sales decreased $1,405,000, or 14%, primarily due to lower sales of TIFFANY & CO. merchandise to independent distributors in emerging markets.

Gross Margin

	First Quarter

	2012	2011

Gross profit as a percentage of net sales	57.3%	58.3%

Gross margin (gross profit as a percentage of net sales) decreased by 1.0 percentage point primarily due to higher product acquisition costs.

Management periodically reviews and adjusts its retail prices when appropriate to address product cost increases, specific market conditions and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. The Company uses derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 1. Notes to Condensed Consolidated Financial Statements – Note 7. Hedging Instruments”). In recent years the Company has increased retail prices to address higher product costs and its strategy is to continue that approach, when appropriate, in the future.

Selling, General and Administrative (“SG&A”) Expenses

	First Quarter

	2012	2011

SG&A expenses as a percentage of net sales	40.8%	40.4%

SG&A expenses increased $26,306,000, or 9%, in the first quarter. The Company had recorded nonrecurring charges of $8,008,000 in the first quarter of 2011 associated with Tiffany’s relocation of its New York headquarters staff into a single location. Excluding these charges, SG&A expenses increased $34,314,000, or 11%, primarily due to increased labor and benefit costs of $15,227,000, increased depreciation and store occupancy expenses of $10,657,000 related to new and existing stores, and increased marketing expenses of $9,155,000. SG&A expenses as a percentage of net sales increased 0.4 percentage point in the first quarter. Excluding the nonrecurring charges noted above, SG&A expenses as a percentage of net sales increased 1.4 percentage points as sales growth was insufficient to offset increased costs.

Earnings from Operations

(in thousands)	First Quarter 2012	% of Net Sales*	First Quarter 2011	% of Net Sales*

Earnings from operations:
Americas	$55,941	14.5%	$74,413	19.9%
Asia-Pacific	51,060	26.2%	48,634	29.1%
Japan	42,560	30.0%	31,691	25.7%
Europe	16,655	18.9%	19,768	23.1%
Other	(1,781)	(20.4)%	178	1.8%

	164,435		174,684
Unallocated corporate expenses	(29,450)	(3.6)%	(30,497)	(4.0)%
Other operating expense	–		(8,221)

Earnings from operations	$134,985	16.5%	$135,966	17.9%

* Percentages represent earnings from operations as a percentage of each segment’s net sales.

Earnings from operations decreased 1% in the first quarter. On a segment basis, the ratio of earnings from operations (before the effect of unallocated corporate expenses and other operating expense) to each segment’s net sales in the first quarter of 2012 and 2011 was as follows:

•

Americas – the ratio decreased 5.4 percentage points primarily resulting from increased operating expenses due to the opening of new stores and the timing of marketing expenses as well as a decline in gross margin;

•	Asia-Pacific – the ratio decreased 2.9 percentage points primarily due to a decline in gross margin;

•	Japan – the ratio increased 4.3 percentage points primarily due to the leveraging of operating expenses as well as an increase in gross margin;

•	Europe – the ratio decreased 4.2 percentage points primarily due to increased operating expenses; and

•	Other – the operating loss is primarily attributable to increased spending for the development of the emerging markets region.

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses decreased versus the comparable period in the prior year and decreased as a percentage of net sales.

Other operating expense of $8,221,000 in the first quarter of 2011 represents accelerated depreciation, incremental rent expense and payments to terminate leases associated with Tiffany’s relocation of its New York headquarters staff to a single location.

Interest and Other Expenses, net

Interest and other expenses, net increased $407,000 in the first quarter of 2012.

Provision for Income Taxes

The effective income tax rate for the first quarter of 2012 was 34.5% versus 35.6% in the prior year.

2012 Outlook

Management’s current outlook for full year 2012 is based on the following assumptions, which may or may not prove valid, and should be read in conjunction with risk factors disclosed in Part I, Item 1A in the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 as well as in “ Part II, Item 1A. Risk Factors” on page 30:

•	A worldwide net sales increase of approximately 7% – 8% for the full year, with the strongest growth occurring in the Asia-Pacific region. This compares to a previous expectation of 10% sales growth.

•

The opening of 24 Company-operated stores (nine in the Americas, eight in Asia-Pacific, two in Europe and commencing operation of five stores in emerging markets). Four stores were opened in the first quarter.

•

Operating margin modestly below the prior year (when excluding nonrecurring items recorded in 2011), with an improved ratio of SG&A expenses to net sales slightly more than offset by a decline in gross margin.

•

Interest and other expenses, net of approximately $55,000,000. This expectation includes the expected cost of additional debt incurrence for working capital, repayment of maturing debt and general corporate purposes.

•	An effective income tax rate of approximately 34% – 35%.

•

Net earnings per diluted share of $3.70 – $3.80, with all of the year-over-year growth expected to occur in the fourth quarter. This compares to the previous expectation of $3.95 – $4.05 per diluted share; approximately $0.20 of the decrease is tied to a reduction in operating expectations and $0.05 of the reduction is related to the additional debt incurrence.

•	An increase in net inventories of approximately 10%.

•	Capital expenditures of approximately $240,000,000.

New Accounting Standards

See “Item 1. Notes to Condensed Consolidated Financial Statements – Note 2. New Accounting Standards.”

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditures needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position that provides flexibility to pursue strategic initiatives. Management regularly assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments and intends to incur additional debt in 2012. Management believes that cash on hand, internally-generated cash flows, the funds available under its revolving credit facilities and the ability to access the debt and capital markets are sufficient to support the Company’s liquidity and capital requirements for the foreseeable future.

The following table summarizes cash flows from operating, investing and financing activities:

	First Quarter

(in thousands)	2012	2011

Net cash (used in) provided by:
Operating activities	$(120,589)	$(44,245)
Investing activities	(58,005)	(16,410)
Financing activities	63,457	(22,716)
Effect of exchange rates on cash and cash equivalents	2,765	6,199

Net decrease in cash and cash equivalents	$(112,372)	$(77,172)

Operating Activities

The Company had a net cash outflow from operating activities of $120,589,000 in the first quarter of 2012 compared with an outflow of $44,245,000 in the same period in 2011. The variance between 2012 and 2011 is primarily due to an increase in inventories. Additionally, the first quarter of 2012 includes the Company’s contribution of $35,000,000 to its pension plan versus a contribution of $25,000,000 in the comparable period in 2011, both of which are reflected in Other, net on the Condensed Consolidated Statements of Cash Flows.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,250,751,000 and 4.3 at April 30, 2012, compared with $2,262,998,000 and 4.6 at January 31, 2012 and $2,294,674,000 and 6.8 at April 30, 2011.

Accounts receivable, less allowances at April 30, 2012 were 1% lower than January 31, 2012 due to the seasonality of the Company’s business. Accounts receivable, less allowances at April 30, 2012 were 3% higher than April 30, 2011, due to sales growth.

Inventories, net at April 30, 2012 were 6% higher than January 31, 2012 and were 27% higher than April 30, 2011. Finished goods inventories rose 5% and 16% from January 31, 2012 and April 30, 2011 and combined raw material and work-in-process inventories rose 7% and 44% in those same periods. The overall increase resulted from store openings, expanded product assortments, and higher product and raw material acquisition costs, as well as some effect from the lower-than-expected sales growth in April 2012. In addition, the specific increase in raw material and work-in-process inventories reflected the further vertical integration of the Company’s diamond supply chain and internal manufacturing.

Investing Activities

The Company had a net cash outflow from investing activities of $58,005,000 in the first quarter of 2012 compared with an outflow of $16,410,000 in the first quarter of 2011. The increased outflow in the current year is primarily due to a decrease in proceeds received from the sale of marketable securities and short-term investments, which was partly offset by lower capital expenditures.

Financing Activities

The Company had a net cash inflow from financing activities of $63,457,000 in the first quarter of 2012 compared with an outflow of $22,716,000 in the first quarter of 2011. Year-over-year changes in cash flows from financing activities are largely driven by borrowings and share repurchase activities.

Recent Borrowings. The Company had net repayments of or net proceeds from short-term and long-term borrowings as follows:

	First Quarter

(in thousands)	2012	2011

Short-term borrowings:
Proceeds from credit facility borrowings, net	$121,465	$55,097
Proceeds from other credit facility borrowings	10,481	–

Net proceeds from short-term borrowings	131,946	55,097

Long-term borrowings:
Repayments	–	(58,915)

Net proceeds from (repayments of) total borrowings	$131,946	$(3,818)

There was $242,768,000 outstanding and $272,684,000 available under all revolving credit facilities at April 30, 2012. The weighted average interest rate for the outstanding amount at April 30, 2012 was 1.53%.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 35% at April 30, 2012, 30% at January 31, 2011 and 30% at April 30, 2011.

At April 30, 2012, the Company was in compliance with all debt covenants.

Share Repurchases. The Company’s share repurchase activity for the first quarter of 2012 was as follows:

	First Quarter

(in thousands, except per share amounts)	2012	2011

Cost of repurchases	$46,485	$27,939
Shares repurchased and retired	700	453
Average cost per share	$66.42	$61.68

In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The 2011 Program expires on January 31, 2013. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions. At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements. At April 30, 2012, there remained $171,416,000 of authorization for future repurchases under the 2011 Program.

Contractual Obligations

Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

The Company’s contractual cash obligations and commercial commitments at April 30, 2012 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2012.

Seasonality

As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Management expects such seasonality to continue.

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s goals, plans and projections with respect to store openings, sales, retail prices, gross margin, products, growth opportunities, expenses, effective tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow and liquidity. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. One can identify these forward-looking statements by the fact that they use words such as “believes,” “intends,” “plans,” and “expects” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on management’s current plan and involve inherent risks, uncertainties and assumptions that could cause actual outcomes to differ materially from the current plan. The Company has included important factors in the cautionary statements included in its 2011 Annual Report on Form 10-K and in this quarterly report, particularly under “Item 1A. Risk Factors,” that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The fair value of foreign exchange forward contracts and put option contracts is sensitive to changes in foreign exchange rates. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The term of all outstanding foreign exchange forward contracts and put option contracts as of April 30, 2012 ranged from less than one month to 13 months.

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

Interest Rate Risk

The Company uses interest rate swaps to convert certain fixed rate debt obligations to floating rate obligations. Additionally, since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swaps serve as hedges to changes in the fair value of these debt instruments. The Company hedges its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. In 2012, the Company also entered into forward-starting interest rate swaps to hedge the risk of interest rate volatility with regard to the anticipated incurrence of additional debt in 2012.

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

On June 24, 2011, The Swatch Group Ltd. (“Swatch”) and its wholly-owned subsidiary Tiffany Watch Co. (“Watch Company”; Swatch and Watch Company, together, the “Swatch Parties”), initiated an arbitration proceeding against the Registrant and its wholly-owned subsidiaries Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the “Tiffany Parties”) seeking damages for alleged contractual breach of agreements entered into by and among the Swatch Parties and the Tiffany Parties that came into effect in December 2007 (the “License and Distribution Agreements”). The License and Distribution Agreements pertain to the development and commercialization of a watch business and, among other things, contained various licensing and governance provisions and approval requirements relating to business, marketing and branding plans and provisions allocating profits relating to sales of the watch business between the Swatch Parties and the Tiffany Parties.

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

On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the License and Development Agreements by obstructing and delaying development of Watch Company’s business. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $81,000,000 at April 30, 2012) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,200,000,000 at April 30, 2012) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates).

The Registrant believes the claim is without merit and intends to defend vigorously the Arbitration and (together with the remaining Tiffany Parties) has filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties dispute both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties have also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties have failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $132,000,000 at April 30, 2012) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $596,000,000 at April 30, 2012) (calculated based on future lost profits of the Tiffany Parties).

The arbitration hearing is currently expected in October 2012.

Management has not included any accrual in the condensed consolidated financial statements related to the Arbitration as a result of its assessment that an award of damages to the Swatch Parties in the Arbitration is not probable. If the Swatch Parties’ claims were accepted on their merits, the damages award cannot be reasonably estimated at this time but could have a material adverse effect on the Registrant’s consolidated financial statements or liquidity.

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

Item 1A.	Risk Factors

Except as presented below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

(i) Risk: that the Registrant will be unable to continue to offer merchandise designed by Elsa Peretti.

Elsa Peretti, age 72, licenses Tiffany and Company (“Tiffany”) to make, have made and sell jewelry and other products made in conformance to her designs and bearing her trademarks. Since 1974, Tiffany has been the sole licensee for the intellectual property rights necessary to make and sell Peretti-designed products under Ms. Peretti’s trademarks (the “Peretti Intellectual Property”). Under the written license agreement (the “License Agreement”) between Ms. Peretti and Tiffany, Ms. Peretti retains ownership of the Peretti Intellectual Property and exercises approval rights with respect to important aspects of the promotion, display, manufacture and merchandising of Peretti-designed products. In addition, Tiffany is contractually required to devote a portion of its advertising budget to the promotion of the Peretti-designed products. In 2009, 2010 and 2011, the designs of Ms. Peretti accounted for 10% of the Registrant’s net sales. Ms. Peretti receives a royalty for Tiffany’s use of the Peretti Intellectual Property.

As disclosed in the Form 8-K filed by the Registrant on May 23, 2012, Ms. Peretti has recently expressed interest in retiring from her relationship with Tiffany and has authorized her advisors to initiate negotiations with Tiffany regarding the possible purchase by Tiffany of the Peretti Intellectual Property. Tiffany has made a firm offer to Ms. Peretti in an amount that is based upon the value of the Peretti Intellectual Property to Tiffany. To date, Ms. Peretti and Tiffany have not reached agreement on the price for the Peretti Intellectual Property. An acquisition of the Peretti Intellectual Property at the offered price would represent a significant investment for the Registrant and would likely improve cash flows and operating results in subsequent years.

Ms. Peretti’s advisors have informed Tiffany that, if a transaction in respect of the Peretti Intellectual Property is not completed, Ms. Peretti may consider exercising her right to terminate the License Agreement. The License Agreement may be terminated by either party by written notice. If the License Agreement is terminated by either party, Tiffany would, for six months following the date of notice of termination, retain all rights under the License Agreement, including the right to make and have made Peretti-designed products. Following such six-month period, Tiffany would have an additional year to sell any Peretti-designed products on hand or on order. Thereafter, Tiffany would be permitted to sell any Peretti-designed products on hand, subject to Ms. Peretti’s right to purchase these remaining products.

The Registrant can provide no assurance that the negotiations for the purchase of the Peretti Intellectual Property will continue, that a purchase price will be agreed upon or that the License Agreement will remain in effect. Further, no agreement has been made for the continued sale of the designs or use of the Peretti Intellectual Property following the death or disability of Ms. Peretti. If Tiffany ceases to have an exclusive license to use the Peretti Intellectual Property, the Registrant’s operating results may be adversely affected.

(ii) Risk: that the Registrant will be unable to mitigate any adverse effects on its operating results that may result from its inability to continue to offer Peretti-designed merchandise.

Tiffany regularly reviews its product offerings and its strategies for the promotion and merchandising of products. Tiffany’s management believes that there are opportunities for the development, design and manufacturing of new products. Further, Tiffany is committed to evaluating changes in the promotion and merchandising of existing products to enhance net sales. Should Tiffany cease to have the right to offer Peretti-designed products, Tiffany’s management will evaluate and pursue changes to its product offerings and to its merchandising and promotional strategies in an effort to mitigate any adverse effects on its operating results. Such efforts could include redeployment of advertising and display resources now devoted to Peretti-designed products. However, there can be no assurance that the Registrant will be successful in implementing such efforts or that such efforts will have the anticipated effect on the Registrant’s operating results.

PART II.	Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains the Company’s stock repurchases of equity securities in the first quarter of 2012:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares, (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2012 to February 29, 2012	224,532	$64.49	224,532	$203,421,000

March 1, 2012 to March 31, 2012	141,415	$68.35	141,415	$193,755,000

April 1, 2012 to April 30, 2012	333,884	$66.91	333,884	$171,416,000

TOTAL	699,831	$66.42	699,831	$171,416,000

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

101

The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, furnished with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO.
(Registrant)

Date: May 30, 2012	By: /s/ Patrick F. McGuiness

Patrick F. McGuiness
Senior Vice President and
Chief Financial Officer
(principal financial officer)