Form 10-Q
period 2012-07-31
TIFFANY & CO
filed 2012-08-27
CIK 98246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 126,637,625 shares outstanding at the close of business on July 31, 2012.

TIFFANY & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2012

PART I. Financial Information

Item 1.	Financial Statements

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	July 31, 2012	January 31, 2012	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$366,080	$433,954	$532,981
Short-term investments	1,357	8,236	32,210
Accounts receivable, less allowances of $10,353, $11,772 and $12,400	171,463	184,085	182,001
Inventories, net	2,230,474	2,073,212	1,836,874
Deferred income taxes	105,212	83,124	67,964
Prepaid expenses and other current assets	130,128	107,064	115,474

Total current assets	3,004,714	2,889,675	2,767,504

Property, plant and equipment, net	777,387	767,174	738,172
Deferred income taxes	276,451	271,156	185,020
Other assets, net	266,194	230,987	240,192

	$4,324,746	$4,158,992	$3,930,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$155,137	$112,973	$97,272
Current portion of long-term debt	—	60,822	61,728
Accounts payable and accrued liabilities	259,608	328,962	274,301
Income taxes payable	26,901	60,977	20,687
Merchandise and other customer credits	63,112	62,943	66,764

Total current liabilities	504,758	626,677	520,752

Long-term debt	784,409	538,352	534,673
Pension/postretirement benefit obligations	316,319	338,564	205,298
Deferred gains on sale-leasebacks	112,285	119,692	125,173
Other long-term liabilities	198,176	186,802	193,256

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 126,638, 126,676 and 128,164	1,266	1,267	1,281
Additional paid-in capital	998,720	970,215	951,552
Retained earnings	1,509,806	1,462,553	1,378,054
Accumulated other comprehensive gain (loss), net of tax	(113,302)	(85,130)	20,849

Total Tiffany & Co. stockholders’ equity	2,396,490	2,348,905	2,351,736
Non-controlling interest	12,309	—	—

Total stockholders’ equity	2,408,799	2,348,905	2,351,736

	$4,324,746	$4,158,992	$3,930,888

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net sales	$886,569	$872,712	$1,705,739	$1,633,730
Cost of sales	387,407	358,015	737,559	675,340

Gross profit	499,162	514,697	968,180	958,390
Selling, general and administrative expenses	344,582	374,157	678,615	681,884

Earnings from operations	154,580	140,540	289,565	276,506
Interest and other expenses, net	14,250	9,619	24,804	19,766

Earnings from operations before income taxes	140,330	130,921	264,761	256,740
Provision for income taxes	48,529	40,878	91,426	85,634

Net earnings	$91,801	$90,043	$173,335	$171,106

Earnings per share:
Basic	$0.72	$0.70	$1.37	$1.34

Diluted	$0.72	$0.69	$1.36	$1.32

Weighted-average number of common shares:
Basic	126,631	128,030	126,677	127,816
Diluted	127,663	129,794	127,920	129,587

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE EARNINGS

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Net earnings	$91,801	$90,043	$173,335	$171,106

Foreign currency translation adjustments	(20,967)	4,942	(21,353)	35,016

Unrealized gain (loss) on marketable securities	5	(971)	1,102	475

Less: reclassification adjustment for loss included in net earnings	—	53	—	53

Unrealized gain (loss) on marketable securities	5	(918)	1,102	528

Unrealized loss on hedging instruments	(27,582)	(9,528)	(30,371)	(8,146)

Less: reclassification adjustments for loss included in net earnings	4,013	734	7,763	970

Unrealized loss on hedging instruments	(23,569)	(8,794)	(22,608)	(7,176)

Amortization of net loss	3,907	1,269	7,993	2,586

Amortization of prior service cost	89	102	178	203

Net unrealized gain on benefit plans	3,996	1,371	8,171	2,789

Other comprehensive (loss) earnings, before tax	(40,535)	(3,399)	(34,688)	31,157

Income tax benefit related to items of other comprehensive (loss) earnings	6,691	4,325	6,516	2,257

Other comprehensive (loss) earnings, net of tax	(33,844)	926	(28,172)	33,414

Comprehensive earnings	$57,957	$90,969	$145,163	$204,520

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

				Common Stock
	Total Stockholders’ Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Shares	Amount	Additional Paid-In Capital	Non- controlling Interests
Balances, January 31, 2012	$2,348,905	$1,462,553	$(85,130)	126,676	$1,267	$970,215	$—
Exercise of stock options and vesting of restricted stock units (“RSUs”)	4,922	—	—	730	7	4,915	—
Tax effect of exercise of stock options and vesting of RSUs	10,012	—	—	—	—	10,012	—
Share-based compensation expense	15,752	—	—	—	—	15,752	—
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	3,150	—	—	45	—	3,150	—
Purchase and retirement of Common Stock	(54,107)	(48,775)	—	(813)	(8)	(5,324)	—
Cash dividends on Common Stock	(77,307)	(77,307)	—	—	—	—	—
Other comprehensive loss, net of tax	(28,172)	—	(28,172)	—	—	—	—
Net earnings attributable to Tiffany & Co.	173,335	173,335	—	—	—	—	—
Non- controlling interests	12,309	—	—	—	—	—	12,309

Balances, July 31, 2012	$2,408,799	$1,509,806	$(113,302)	126,638	$1,266	$998,720	$12,309

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended July 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$173,335	$171,106
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	79,167	71,596
Lease exit charge	—	30,884
Amortization of gain on sale-leasebacks	(5,425)	(5,412)
Excess tax benefits from share-based payment arrangements	(10,020)	(15,749)
Provision for inventories	16,405	14,870
Deferred income taxes	(22,599)	(2,854)
Provision for pension/postretirement benefits	23,010	15,267
Share-based compensation expense	15,615	15,090
Changes in assets and liabilities:
Accounts receivable	9,346	8,688
Inventories	(185,552)	(195,739)
Prepaid expenses and other current assets	(18,660)	(21,536)
Accounts payable and accrued liabilities	(72,826)	(21,300)
Income taxes payable	(18,247)	(19,391)
Merchandise and other customer credits	290	221
Other, net	(41,924)	(1,846)

Net cash (used in) provided by operating activities	(58,085)	43,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(12,903)	(33,771)
Proceeds from sale of marketable securities and short-term investments	19,289	66,364
Capital expenditures	(96,952)	(111,016)
Notes receivable funded	(1,000)	(56,605)
Other	—	(1,674)

Net cash used in investing activities	(91,566)	(136,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	34,929	51,174
Proceeds from other credit facility borrowings	10,481	—
Repayment of long-term debt	(60,000)	(58,915)
Proceeds from issuance of long-term debt	250,000	—
Repurchase of Common Stock	(54,107)	(52,487)
Proceeds from exercise of stock options	4,922	57,016
Excess tax benefits from share-based payment arrangements	10,020	15,749
Cash dividends on Common Stock	(77,307)	(69,088)
Payment for settlement of interest rate swaps	(29,335)	—
Financing fees	(1,085)	—

Net cash provided by (used in) financing activities	88,518	(56,551)

Effect of exchange rate changes on cash and cash equivalents	(6,741)	748

Net decrease in cash and cash equivalents	(67,874)	(148,610)
Cash and cash equivalents at beginning of year	433,954	681,591

Cash and cash equivalents at end of six months	$366,080	$532,981

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (the “Company”) and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (VIEs), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of July 31, 2012 and 2011 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2012 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three and six months ended July 31, 2012 and 2011 are not necessarily indicative of the results of the entire fiscal year.

2.	NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”, which allows an entity the option to present components of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The new guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted the new guidance effective February 1, 2012, and it did not have an impact on the Company’s financial position or earnings.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment”, which allows an entity to use a qualitative approach to test goodwill for impairment. The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted the new guidance effective February 1, 2012, and it did not have a material impact on the Company’s financial position or earnings.

3.	ACQUISITION

In July 2012, the Company, through a venture with a former independent distributor Damas Jewellery LLC (“Damas”), acquired the net assets associated with the five existing TIFFANY & CO. wholesale stores located in the United Arab Emirates (“U.A.E.”) for total consideration of $25,000,000, of which $24,493,000 was allocated to goodwill and the remainder to other tangible assets and liabilities. All of the goodwill associated with the transaction would be deductible for tax purposes; however the Company does not expect to receive a tax benefit as the U.A.E. does not impose a corporate income tax. Factors that contributed to a purchase price resulting in the recognition of goodwill are that the acquisition will (i) enable the Company to immediately integrate five existing TIFFANY & CO. stores into the Company’s worldwide store network and (ii) enhance awareness of the Company’s brand in the United Arab Emirates.

In accordance with the agreement, the Company owns 49% of the common shares of the venture with Damas and will be entitled to 75% of the profits or losses of the venture. The Company is responsible for all merchandise assortment and pricing, advertising and promotional activities, staffing, store design and visual display and financial services. The Company has evaluated the variable interest entity consolidation requirements with respect to this transaction and has determined that the Company is the primary beneficiary as it has the power to direct the activities that most significantly impact the venture’s economic performance. Therefore, the results of the venture will be consolidated within the financial results. Income or loss attributable to the noncontrolling interests will be presented within interest and other expenses, net on the condensed consolidated statement of earnings as the amount is not material. The results of the venture and the associated goodwill will be included within the Other non-reportable segment.

4.	RECEIVABLES AND FINANCE CHARGES

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

For the receivables associated with Tiffany & Co. credit cards (“Credit Card Receivables”), the Company uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants’ credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. The Company classifies a Credit Card account as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For each account receivable recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At July 31, 2012 and 2011, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net in the Company’s condensed consolidated balance sheet) was $50,831,000 and $54,351,000, of which 97% was considered current in those same periods. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $1,500,000 at July 31, 2012 and $2,000,000 at July 31, 2011) was determined based on the factors discussed above, and did not change significantly from January 31, 2012. Finance charges on Credit Card accounts are not significant.

The Company may, from time to time, extend loans to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output. Management evaluates these and any other loans that may arise for potential impairment by reviewing the parties’ financial statements and projections and other economic factors on a periodic basis. The carrying amount of loans receivable outstanding including accrued interest (primarily included within other assets, net on the Company’s condensed consolidated balance sheet) was $58,507,000 and $57,396,000 as of July 31, 2012 and 2011. The Company has not recorded any material impairment charges on such loans as of July 31, 2012 and 2011.

5.	INVENTORIES

(in thousands)	July 31, 2012	January 31, 2012	July 31, 2011
Finished goods	$1,267,705	$1,145,680	$1,035,615
Raw materials	771,834	784,040	656,772
Work-in-process	190,935	143,492	144,487

Inventories, net	$2,230,474	$2,073,212	$1,836,874

6.	INCOME TAXES

The effective income tax rate for the three months ended July 31, 2012 was 34.6% versus 31.2% in the prior year. The effective income tax rate for the six months ended July 31, 2012 was 34.5% versus 33.4% in the prior year. The lower effective income tax rate for the three and six months ended July 31, 2011 is primarily due to the reversal of a valuation allowance against certain deferred tax assets where management had determined it was more likely than not that the deferred tax assets would be realized in the future.

During the six months ended July 31, 2012, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

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

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2012	2011	2012	2011
Net earnings for basic and diluted EPS	$91,801	$90,043	$173,335	$171,106

Weighted-average shares for basic EPS	126,631	128,030	126,677	127,816
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,032	1,764	1,243	1,771

Weighted-average shares for diluted EPS	127,663	129,794	127,920	129,587

For the three months ended July 31, 2012 and 2011, there were 1,026,000 and 351,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2012 and 2011, there were 886,000 and 332,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

The Company formally documents the nature of and relationships between the hedging instruments and hedged items for a derivative to qualify as a hedge at inception and throughout the hedged period. The Company also documents its risk management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss on the derivative financial instrument would be recognized in current earnings. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period.

The Company does not use derivative financial instruments for trading or speculative purposes.

Types of Derivative Instruments

Interest Rate Swaps – In 2009, the Company entered into interest rate swaps to convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swaps serve as a hedge to changes in the fair value of these debt instruments. The Company hedges its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The Company accounts for the interest rate swaps as fair value hedges. During 2011, the Company terminated the interest rate swap used to convert the 2008 Series A fixed obligation to a floating rate obligation. The interest rate swap associated with the 2002 Series D debt expired in July 2012.

In the six months ended July 31, 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of additional debt which was incurred in July 2012 (refer to “Note 10. Debt”). The Company accounts for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in the three months ended July 31, 2012 and paid $29,335,000.

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

In 2010, the Company de-designated all of its outstanding put option contracts at that time (none of which were outstanding at July 31, 2012) and entered into offsetting call option contracts. These put and call option contracts were accounted for as undesignated hedges. Any gains or losses on these de-designated put option contracts were substantially offset by losses or gains on the call option contracts.

As of July 31, 2012, the notional amount of foreign exchange forward and put option contracts accounted for as cash flow hedges was $139,500,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $67,648,000. The term of all outstanding foreign exchange forward and put option contracts as of July 31, 2012 ranged from less than one month to 13 months.

Precious Metal Collars & Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of July 31, 2012, there were approximately 14,800 ounces of platinum and 403,000 ounces of silver precious metal derivative instruments outstanding.

Information on the location and amounts of derivative gains and losses in the consolidated financial statements is as follows:

	Three Months Ended July 31,
	2012		2011
(in thousands)	Pre-Tax Loss Recognized in Earnings on Derivatives	Pre-Tax Gain Recognized in Earnings on Hedged Item	Pre-Tax Gain Recognized in Earnings on Derivatives	Pre-Tax Loss Recognized in Earnings on Hedged Item
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements [a]	$(194)	$214	$1,775	$(1,486)

	Six Months Ended July 31,
	2012		2011
(in thousands)	Pre-Tax Loss Recognized in Earnings on Derivatives	Pre-Tax Gain Recognized in Earnings on Hedged Item	Pre-Tax Gain Recognized in Earnings on Derivatives	Pre-Tax Loss Recognized in Earnings on Hedged Item
Derivatives in Fair Value Hedging Relationships:
Interest rate swap agreements [a]	$(406)	$464	$1,750	$(1,492)

	Three Months Ended July 31,
	2012		2011
(in thousands)	Pre-Tax Loss Recognized in OCI (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Loss Recognized in OCI (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [b]	$(3,824)	$(1,732)	$(8,959)	$(1,156)
Put option contracts [b]	(308)	(6)	(51)	(701)
Precious metal collars [b]	—	—	—	213
Precious metal forward contracts [b]	(4,800)	(2,084)	(518)	910
Forward-starting interest rate swaps [a]	(18,650)	(134)	—	—

	$(27,582)	$(3,956)	$(9,528)	$(734)

	Six Months Ended July 31,
	2012		2011
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax (Loss) Gain Recognized in OCI (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [b]	$4,261	$(4,313)	$(10,158)	$(2,053)
Put option contracts [b]	(409)	(129)	(61)	(1,339)
Precious metal collars [b]	—	—	—	607
Precious metal forward contracts [b]	(7,712)	(3,139)	2,073	1,815
Forward-starting interest rate swaps [a]	(26,511)	(134)	—	—

	$(30,371)	$(7,715)	$(8,146)	$(970)

	Pre-Tax (Loss) Gain Recognized in Earnings on Derivative
(in thousands)	Three Months Ended July 31, 2012		Three Months Ended July 31, 2011
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts [a]	$(277	) [c]	$94	[c]
Call option contracts [b]	—		25
Put option contracts [b]	—		(25)

	$(277)		$94

	Pre-Tax (Loss) Gain Recognized in Earnings on Derivative
(in thousands)	Six Months Ended July 31, 2012		Six Months Ended July 31, 2011
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts [a]	$(380	) [c]	$541	[c]
Call option contracts [b]	—		92
Put option contracts [b]	—		(92)

	$(380)		$541

[a]	The gain or loss recognized in earnings is included within Interest and other expenses, net on the Company’s Condensed Consolidated Statement of Earnings.
[b]	The gain or loss recognized in earnings is included within Cost of sales on the Company’s Condensed Consolidated Statement of Earnings.
[c]	Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.

There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended July 31, 2012 and 2011. The Company expects approximately $9,270,000 of net pre-tax derivative losses included in accumulated other comprehensive income at July 31, 2012 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

For information regarding the location and amount of the derivative instruments in the Condensed Consolidated Balance Sheet, refer to “Note 9. Fair Value of Financial Instruments.”

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

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company uses the market approach to measure fair value for its mutual funds, time deposits and derivative instruments. The Company’s interest rate swaps are primarily valued using the 3-month LIBOR rate. The Company’s put and call option contracts, as well as its foreign exchange forward contracts, are primarily valued using the appropriate foreign exchange spot rates. The Company’s precious metal collars and forward contracts are primarily valued using the relevant precious metal spot rate. For further information on the Company’s hedging instruments and program, see “Note 8. Hedging Instruments.”

Financial assets and liabilities carried at fair value at July 31, 2012 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Mutual funds [a]	$41,155	$41,155	$—	$—	$41,155
Time deposits [b]	1,357	1,357	—	—	1,357

Derivatives designated as hedging instruments:

Precious metal forward contracts [c]	23	—	23	—	23

Put option contracts [c]	152	—	152	—	152

Foreign exchange forward contracts [c]	1,414	—	1,414	—	1,414

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	423	—	423	—	423

Total financial assets	$44,524	$42,512	$2,012	$—	$44,524

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Derivatives designated as hedging instruments:

Precious metal forward contracts [d]	$3,946	$—	$3,946	$—	$3,946

Foreign exchange forward contracts [d]	382	—	382	—	382

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	77	—	77	—	77

Total financial liabilities	$4,405	$—	$4,405	$—	$4,405

Financial assets and liabilities carried at fair value at July 31, 2011 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Mutual funds [a]	$39,564	$39,564	$—	$—	$39,564
Time deposits [b]	32,210	32,210	—	—	32,210

Derivatives designated as hedging instruments:

Interest rate swaps [a]	7,905	—	7,905	—	7,905

Precious metal forward contracts [c]	2,322	—	2,322	—	2,322

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	75	—	75	—	75

Total financial assets	$82,076	$71,774	$10,302	$—	$82,076

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Derivatives designated as hedging instruments:

Foreign exchange forward contracts [d]	$8,258	$—	$8,258	$—	$8,258

Precious metal forward contracts [d]	146	—	146	—	146

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	34	—	34	—	34

Total financial liabilities	$8,438	$—	$8,438	$—	$8,438

[a]	Included within Other assets, net on the Company’s Condensed Consolidated Balance Sheet.
[b]	Included within Short-term investments on the Company’s Condensed Consolidated Balance Sheet.
[c]	Included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.
[d]	Included within Accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $939,546,000 and $693,673,000 and the corresponding fair value was approximately $1,100,000,000 and $850,000,000 at July 31, 2012 and 2011.

10.	DEBT

In July 2012, the Company, in two private transactions with various institutional note purchasers, issued, at par, $250,000,000 in the aggregate of its 4.40% Senior Notes due July 2042. A portion of the proceeds was used to repay $60,000,000 of long-term 6.56% debt that came due in July 2012 and the remainder will be used for general corporate purposes including initially reducing short-term indebtedness under the revolving credit facilities. The note purchase agreements require repayments of $50,000,000 every five years beginning in the tenth year. The note purchase agreements include certain financial and negative covenants that limit, among other items, the incurrence of indebtedness and liens and the occurrence of asset sales and consolidations and mergers, and contain certain other provisions customary for such issuances.

In July 2012, the commitments under each of the Company’s three-year and five-year credit facilities were increased from $200,000,000 to $275,000,000 resulting in a total borrowing capacity of $550,000,000 under the Company’s two principal credit facilities.

11.	COMMITMENTS AND CONTINGENCIES

Leases. In April 2010, Tiffany and Company (“Tiffany”), the Company’s principal operating subsidiary, committed to a plan to relocate its New York headquarters staff to a single location in New York City from three separate locations leased in midtown Manhattan. The move occurred in June 2011. Tiffany intends to sublease its existing properties (much of which has occurred) through the end of their lease terms which run through 2015, but expects to recover only a portion of its rent obligations due to current market conditions.

The Company recorded accrued exit charges of $30,884,000 during the second quarter of 2011 within other long-term liabilities on the condensed consolidated balance sheet associated with the relocation. The following is a reconciliation of the accrued exit charges:

(in thousands)
Balance at February 1, 2012	$23,980
Cash payments, net of estimated sublease income	(2,049)
Interest accretion	156

Balance at April 30, 2012	22,087
Cash payments, net of estimated sublease income	(2,101)
Interest accretion	145

Balance at July 31, 2012	$20,131

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

On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the License and Development Agreements by obstructing and delaying development of Watch Company’s business. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $75,000,000 at

July 31, 2012) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $3,900,000,000 at July 31, 2012) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates).

The Registrant believes the claim is without merit and intends to defend vigorously the Arbitration and (together with the remaining Tiffany Parties) filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties dispute both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties have also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties have failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $122,000,000 at July 31, 2012) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $551,000,000 at July 31, 2012) (calculated based on future lost profits of the Tiffany Parties).

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

12.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Gain

(in thousands)	July 31, 2012	January 31, 2012	July 31, 2011
Accumulated other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	$28,929	$49,209	$77,436
Deferred hedging loss	(22,342)	(8,729)	(5,840)
Unrealized gain on marketable securities	846	130	485
Net unrealized loss on benefit plans	(120,735)	(125,740)	(51,232)

	$(113,302)	$(85,130)	$20,849

13.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2012	2011	2012	2011
Net Periodic Benefit Cost:
Service cost	$4,622	$3,592	$489	$504
Interest cost	6,811	6,274	624	753
Expected return on plan assets	(5,322)	(4,849)	—	—
Amortization of prior service cost	254	267	(165)	(165)
Amortization of net loss	3,988	1,266	(81)	3

Net expense	$10,353	$6,550	$867	$1,095

	Six Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2012	2011	2012	2011
Net Periodic Benefit Cost:
Service cost	$9,038	$7,182	$1,191	$1,007
Interest cost	13,398	12,481	1,420	1,505
Expected return on plan assets	(10,208)	(9,697)	—	—
Amortization of prior service cost	508	533	(330)	(330)
Amortization of net loss	7,978	2,580	15	6

Net expense	$20,714	$13,079	$2,296	$2,188

14.	SEGMENT INFORMATION

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

•

Other consists of all non-reportable segments. Other consists of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and Russia) and beginning in the three months ended July 31, 2012 sales in TIFFANY & CO. stores. In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs and earnings received from third-party licensing agreements.

Certain information relating to the Company’s segments is set forth below:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2012	2011	2012	2011
Net sales:
Americas	$433,989	$438,223	$819,663	$812,875
Asia-Pacific	174,138	173,241	369,208	340,488
Japan	158,663	142,502	300,452	265,860
Europe	100,214	101,349	188,121	186,975

Total reportable segments	867,004	855,315	1,677,444	1,606,198
Other	19,565	17,397	28,295	27,532

	$886,569	$872,712	$1,705,739	$1,633,730

Earnings (losses) from operations*:
Americas	$83,866	$94,683	$139,807	$169,096
Asia-Pacific	35,026	46,706	86,086	95,340
Japan	50,266	41,116	92,826	72,807
Europe	20,597	24,182	37,252	43,950

Total reportable segments	189,755	206,687	355,971	381,193
Other	(2,158)	1,434	(3,939)	1,612

	$187,597	$208,121	$352,032	$382,805

*	Represents earnings from operations before unallocated corporate expenses, interest and other expenses, net and other expense.

The following table sets forth a reconciliation of the segments’ earnings from operations to the Company’s consolidated earnings from operations before income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2012	2011	2012	2011
Earnings from operations for segments	$187,597	$208,121	$352,032	$382,805
Unallocated corporate expenses	(33,017)	(33,084)	(62,467)	(63,580)
Interest and other expenses, net	(14,250)	(9,619)	(24,804)	(19,766)
Other expense	—	(34,497)	—	(42,719)

Earnings from operations before income taxes	$140,330	$130,921	$264,761	$256,740

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other expense in the three and six months ended July 31, 2011 represents charges associated with Tiffany’s consolidation and relocation of its New York headquarters staff. See “Note 11. Commitments and Contingencies.”

15.	SUBSEQUENT EVENT

On August 16, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.32 per share of Common Stock. This dividend will be paid on October 10, 2012 to stockholders of record on September 20, 2012.

PART I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Tiffany & Co. (the “Company”) is a holding company that operates through its subsidiary companies. The Company’s principal subsidiary, Tiffany and Company (“Tiffany”), is a jeweler and specialty retailer whose principal merchandise offering is jewelry. The Company also sells timepieces, sterling silverware, china, crystal, stationery, fragrances and accessories. Through Tiffany and other subsidiaries, the Company is engaged in product design, manufacturing and retailing activities.

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

•

Other consists of all non-reportable segments. Other consists of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and Russia) and beginning in the three months ended July 31, 2012 sales in TIFFANY & CO. stores. In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs and earnings received from third-party licensing agreements.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

HIGHLIGHTS

•

Worldwide net sales increased 2% in the three months (“second quarter”) ended July 31, 2012 to $886,569,000 led by strong sales growth in Japan while sales in the Americas, Asia-Pacific and Europe were approximately equal to the prior year. Worldwide net sales increased 4% in the six months (“first half”) ended July 31, 2012 to $1,705,739,000 due to sales growth in all regions.

•

On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales increased 3% in the second quarter and 5% in the first half and comparable store sales decreased 1% in the second quarter and increased 1% in the first half.

•

The Company opened 13 stores in the first half (of a planned 28 stores for the full year): four stores in the Americas, three stores in Asia Pacific, one store in Europe and five stores in Emerging Markets.

•

Operating margin increased 1.3 percentage points in the second quarter and 0.1 percentage point in the first half. In the second quarter and first half of 2011, the Company recorded nonrecurring charges (primarily within selling, general and administrative expenses) of $34,497,000 and $42,719,000 associated with Tiffany’s relocation of its New York headquarters staff. Excluding those charges, operating margin decreased 2.7 percentage points in the second quarter and 2.5 percentage points in the first half primarily due to declines in gross margin.

•

Net earnings increased 2% to $91,801,000 or $0.72 per diluted share, in the second quarter and increased 1% to $173,335,000 or $1.36 per diluted share, in the first half. Excluding the nonrecurring charges noted above, net earnings declined 17% in the second quarter and declined 12% in the first half.

•

The Company issued $250,000,000 of 4.40% Senior Notes due July 2042. Additionally, the Company increased the commitments under each of the Company’s three-year and five-year credit facilities from $200,000,000 to $275,000,000 resulting in a total borrowing capacity of $550,000,000 under the Company’s two principal credit facilities.

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

	Second Quarter 2012 vs. 2011			First Half 2012 vs. 2011
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	2%	(1)%	3%	4%	(1)%	5%
Americas	(1)%	(1)%	—	1%	(1)%	2%
Asia-Pacific	1%	(2)%	3%	8%	(1)%	9%
Japan	11%	1%	10%	13%	2%	11%
Europe	(1)%	(9)%	8%	1%	(7)%	8%

Comparable Store Sales:
Worldwide	(3)%	(2)%	(1)%	—	(1)%	1%
Americas	(5)%	—	(5)%	(3)%	—	(3)%
Asia-Pacific	(7)%	(2)%	(5)%	2%	—	2%
Japan	12%	2%	10%	13%	2%	11%
Europe	(7)%	(9)%	2%	(6)%	(7)%	1%

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

Net Sales

Net sales by segment were as follows:

	Second Quarter
(in thousands)	2012	2011	Increase (Decrease)
Americas	$433,989	$438,223	(1)%
Asia-Pacific	174,138	173,241	1%
Japan	158,663	142,502	11%
Europe	100,214	101,349	(1)%
Other	19,565	17,397	12%

	$886,569	$872,712	2%

	First Half
(in thousands)	2012	2011	Increase
Americas	$819,663	$812,875	1%
Asia-Pacific	369,208	340,488	8%
Japan	300,452	265,860	13%
Europe	188,121	186,975	1%
Other	28,295	27,532	3%

	$1,705,739	$1,633,730	4%

Americas. Total sales in the Americas decreased $4,234,000, or 1%, in the second quarter due to a decrease in the number of units sold mostly offset by an increase in the average price per unit sold. Comparable store sales decreased $21,039,000, or 5%, consisting of a decrease in New York Flagship store sales of 9% and comparable branch store sales of 5%. Non-comparable stores grew $10,217,000. On a constant-exchange-rate basis, sales in the Americas were equal to the prior year and comparable store sales declined 5%. Combined Internet and catalog sales in the Americas increased $1,381,000, or 3%, due to an increase in the average price per order.

Total sales in the Americas increased $6,788,000, or 1%, in the first half due to an increase in the average price per unit sold mostly offset by a decrease in the number of units sold. Comparable store sales decreased $22,925,000, or 3%, consisting of a decrease in New York Flagship store sales of 7% and comparable branch store sales of 2%. Non-comparable stores grew $22,166,000. On a constant-exchange-rate basis, sales in the Americas increased 2% and comparable store sales declined 3%. Combined Internet and catalog sales in the Americas increased $1,790,000, or 2%, due to an increase in the average price per order.

Asia-Pacific. Total sales in Asia-Pacific increased $897,000, or 1%, in the second quarter primarily due to an increase in the number of units sold mostly offset by a decrease in the average price per unit sold. Comparable store sales decreased $10,994,000, or 7%, non-comparable store sales grew $6,242,000 and sales of TIFFANY & CO. merchandise to independent distributors increased $5,410,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 3% and comparable store sales decreased 5% primarily due to sales declines in Hong Kong and Korea partly offset by growth in Australia.

Total sales in Asia-Pacific increased $28,720,000, or 8%, in the first half primarily due to an increase in the number of units sold. Comparable store sales increased $6,493,000, or 2%, non-comparable store sales grew $12,436,000 and sales of TIFFANY & CO. merchandise to independent distributors increased $9,084,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 9% and comparable store sales increased 2% due to sales growth in most countries.

Japan. Total sales in Japan increased $16,161,000, or 11%, in the second quarter due to an increase in the average price per unit sold and unit volume in all jewelry product categories. Comparable store sales increased $15,236,000, or 12%. On a constant-exchange-rate basis, total sales and comparable store sales both increased 10%.

Total sales in Japan increased $34,592,000, or 13%, in the first half primarily due to an increase in the average price per unit sold. Comparable store sales increased $31,703,000, or 13%. On a constant-exchange-rate basis, total sales increased and comparable store sales both increased 11%. Sales growth in Japan had been negatively affected by earthquake-related events in the first quarter of 2011.

Europe. Total sales in Europe decreased $1,135,000, or 1%, in the second quarter due to a decrease in the number of units sold mostly offset by an increase in the average price per unit sold. Comparable store sales decreased $6,683,000, or 7%, and non-comparable store sales grew $5,621,000. On a constant-exchange-rate basis, sales increased 8% and comparable store sales increased 2% reflecting sales growth in continental Europe and a sales decline in the United Kingdom.

Total sales in Europe increased $1,146,000, or 1%, in the first half due to an increase in the average price per unit sold mostly offset by a decrease in the number of units sold. Comparable store sales decreased $9,783,000, or 6%, and non-comparable store sales grew $10,170,000. On a constant-exchange-rate basis, sales increased 8% and comparable store sales increased 1% reflecting sales growth in continental Europe and a sales decline in the United Kingdom.

Store Data. Management currently expects to add 28 Company-operated TIFFANY & CO. stores in 2012, increasing the store base by 11%, including 13 stores in the Americas, eight stores in Asia-Pacific, two stores in Europe and five stores in emerging markets which is included as part of the ‘Other’ reporting segment. The following table shows locations which have already been opened or closed, or where plans have been finalized:

Location	Openings (Closings) as of July 31, 2012	Remaining Openings 2012
Americas:
Montreal, Canada	First Quarter
Salt Lake City, Utah	First Quarter
Mexico City – Interlomas, Mexico	First Quarter
Mexico City – Altavista, Mexico	Second Quarter
New York – Soho, New York		Third Quarter
San Francisco – San Francisco Center, California		Third Quarter
Toronto – Sherway Gardens, Canada		Third Quarter
Ottawa – Holt Renfrew, Canada *		Third Quarter
Montreal – Holt Renfrew, Canada *		Third Quarter
Calgary – Holt Renfrew, Canada *		Third Quarter
San Diego – Westfield UTC Mall, California		Fourth Quarter
Vancouver – Holt Renfrew, Canada *		Fourth Quarter
Rio de Janeiro, Brazil		Fourth Quarter
Asia-Pacific:
Wuhan – International Plaza Mall, China	First Quarter
Nanjing – Deji Plaza Mall, China	Second Quarter
Shanghai – Grand Gateway, China	Second Quarter
Harbin – Mykal Place, China		Third Quarter
Shenyang – Forum 66, China		Third Quarter
Singapore – Changi Airport, Singapore		Third Quarter
Sydney – Bondi Junction, Australia		Fourth Quarter
Tianjin – Galaxy Mall, China		Fourth Quarter
Japan:
Shinjuku, Mitsukoshi	(First Quarter)
Shinjuku, Odakyu	First Quarter
Europe:
Nice, France	Second Quarter
Prague, Czech Republic		Third Quarter
Emerging Markets:
Dubai – Dubai Mall, United Arab Emirates *	Second Quarter
Dubai – Mall of Emirates, United Arab Emirates *	Second Quarter
Dubai – Atlantis, United Arab Emirates *	Second Quarter
Abu Dhabi – Marina Mall, United Arab Emirates *	Second Quarter
Abu Dhabi – Abu Dhabi Mall, United Arab Emirates *	Second Quarter

*	Represents conversion from wholesale operations to Company-operated retail stores.

Other. Other sales increased $2,168,000, or 12%, in the second quarter and increased $763,000, or 3%, in the first half.

Gross Margin

	Second Quarter		First Half
	2012	2011	2012	2011
Gross profit as a percentage of net sales	56.3%	59.0%	56.8%	58.7%

Gross margin (gross profit as a percentage of net sales) decreased by 2.7 percentage points in the second quarter and by 1.9 percentage points in the first half primarily due to higher product acquisition costs as well as reduced sales leverage on fixed costs.

Management periodically reviews and adjusts its retail prices when appropriate to address product cost increases, specific market conditions and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. The Company uses derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 1. Notes to Condensed Consolidated Financial Statements – Note 8. Hedging Instruments”). In recent years the Company has increased retail prices to address higher product costs and its strategy is to continue that approach, when appropriate, in the future.

Selling, General and Administrative (“SG&A”) Expenses

	Second Quarter		First Half
	2012	2011	2012	2011
SG&A expenses as a percentage of net sales	38.9%	42.9%	39.8%	41.7%

SG&A expenses decreased $29,575,000, or 8%, in the second quarter. The Company had recorded nonrecurring charges of $34,497,000 in the second quarter of 2011 associated with Tiffany’s relocation of its New York headquarters staff. Excluding these charges, SG&A expenses increased $4,922,000, or 1%, primarily due to increased depreciation and store occupancy expenses of $8,481,000 related to new and existing stores, offset by a decrease in marketing expenses of $9,148,000 due to timing. Labor and benefit costs were approximately equal to the prior year due to reduced variable and performance-related labor expenses. SG&A expenses as a percentage of net sales decreased 4.0 percentage points in the second quarter. Excluding the nonrecurring charges noted above, SG&A expenses as a percentage of net sales was equal to the prior year.

SG&A expenses decreased $3,269,000, or less than 1%, in the first half. The Company had recorded nonrecurring charges of $42,506,000 in the first half of 2011 associated with Tiffany’s relocation of its New York headquarters staff. Excluding these charges, SG&A expenses increased $39,237,000, or 6%, primarily due to increased depreciation and store occupancy expenses of $19,136,000 related to new and existing stores and increased labor and benefit costs of $14,824,000. SG&A expenses as a percentage of net sales decreased 1.9 percentage points in the first half. Excluding the nonrecurring charges noted above, SG&A expenses as a percentage of net sales increased 0.7 percentage point as sales growth was insufficient to offset increased costs.

Earnings from Operations

(in thousands)	Second Quarter 2012	% of Net Sales*	Second Quarter 2011	% of Net Sales*
Earnings from operations:
Americas	$83,866	19.3%	$94,683	21.6%
Asia-Pacific	35,026	20.1%	46,706	27.0%
Japan	50,266	31.7%	41,116	28.9%
Europe	20,597	20.6%	24,182	23.9%
Other	(2,158)	(11.0)%	1,434	8.2%

	187,597		208,121
Unallocated corporate expenses	(33,017)	(3.7)%	(33,084)	(3.8)%
Other expense	—		(34,497)

Earnings from operations	$154,580	17.4%	$140,540	16.1%

*	Percentages represent earnings from operations as a percentage of each segment’s net sales.

Earnings from operations increased 10% in the second quarter. On a segment basis, the ratio of earnings from operations (before the effect of unallocated corporate expenses and other expense) to each segment’s net sales in the second quarter of 2012 and 2011 was as follows:

•	Americas – the ratio decreased 2.3 percentage points primarily resulting from a decline in gross margin partly offset by a decline in operating expenses due to the timing of marketing expenses;

•	Asia-Pacific – the ratio decreased 6.9 percentage points primarily due to increased operating expenses due to the opening of new stores and increased marketing as well as a decline in gross margin;

•	Japan – the ratio increased 2.8 percentage points primarily due to the leveraging of operating expenses;

•	Europe – the ratio decreased 3.3 percentage points primarily due to a decline in gross margin; and

•	Other – the operating loss is primarily attributable to increased spending for the development of the emerging markets region.

(in thousands)	First Half 2012	% of Net Sales*	First Half 2011	% of Net Sales*
Earnings from operations:
Americas	$139,807	17.1%	$169,096	20.8%
Asia-Pacific	86,086	23.3%	95,340	28.0%
Japan	92,826	30.9%	72,807	27.4%
Europe	37,252	19.8%	43,950	23.5%
Other	(3,939)	(13.9)%	1,612	5.9%

	352,032		382,805
Unallocated corporate expenses	(62,467)	(3.7)%	(63,580)	(3.9)%
Other expense	—		(42,719)

Earnings from operations	$289,565	17.0%	$276,506	16.9%

*	Percentages represent earnings from operations as a percentage of each segment’s net sales.

Earnings from operations increased 5% in the first half. On a segment basis, the ratio of earnings from operations (before the effect of unallocated corporate expenses and other expense) to each segment’s net sales in the first half of 2012 and 2011 was as follows:

•	Americas – the ratio decreased 3.7 percentage points primarily resulting from a decline in gross margin as well as increased operating expenses due to the opening of new stores;

•	Asia-Pacific – the ratio decreased 4.7 percentage points primarily due to a decline in gross margin as well as increased operating expenses due to the opening of new stores and increased marketing;

•	Japan – the ratio increased 3.5 percentage point primarily due to the leveraging of operating expenses;

•	Europe – the ratio decreased 3.7 percentage points primarily due a decline in gross margin as well as increased operating expenses; and

•	Other – the operating loss is primarily attributable to increased spending for the development of the emerging markets region.

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other expense in the second quarter and first half of 2011 represents charges associated with Tiffany’s consolidation and relocation of its New York headquarters staff. See “Item 1. Notes to Condensed Consolidated Financial Statements – Note 11. Commitments and Contingencies.”

Interest and Other Expenses, net

Interest and other expenses, net increased $4,631,000, or 48%, in the second quarter of 2012 and $5,038,000, or 25%, in the first half of 2012 primarily due to increased interest expense.

Provision for Income Taxes

The effective income tax rate for the second quarter of 2012 was 34.6% versus 31.2% in the prior year. The effective income tax rate for the first half of 2012 was 34.5% versus 33.4% in the prior year. The lower effective income tax rates for both the second quarter and first half of 2011 were primarily due to the reversal of a valuation allowance against certain deferred tax assets where management had determined it was more likely than not that the deferred tax assets would be realized in the future.

2012 Outlook

Management’s current outlook is based on assumptions, which may or may not prove valid, and should be read in conjunction with risk factors disclosed in Part I, Item 1A in the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 as well as in “ Part II, Item 1A. Risk Factors” on page 35.

For the full year ending January 31, 2013, management expects net earnings in a range of $454,000,000 – $473,000,000, or $3.55 – $3.70 per diluted share (compared with the previous first quarter forecast of $3.70 – $3.80 per diluted share). Management continues to expect an earnings decline in the third quarter followed by a resumption of growth in the fourth quarter. This expectation is based on the following assumptions:

•	Worldwide net sales (in U.S. dollars) increasing 6% – 7% versus the previous first quarter expectation of 7% – 8% growth, due to a moderation in assumed fourth quarter sales growth.

•

The opening of 28 Company-operated stores (13 in the Americas, eight in Asia-Pacific, two in Europe and commencing operation of five stores in emerging markets). 13 stores were opened in the first half of the year.

•	The operating margin below the 20.6% achieved in the prior year (when excluding nonrecurring items recorded in 2011) due to a decline in gross margin.

•	Interest and other expenses, net of approximately $52,000,000 – $54,000,000.

•	An effective income tax rate of 34% – 35%.

•	An increase in net inventories of approximately 10% and capital expenditures of approximately $230,000,000 verses a previous forecast of $240,000,000.

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

The following table summarizes cash flows from operating, investing and financing activities:

	First Half
(in thousands)	2012	2011
Net cash (used in) provided by:
Operating activities	$(58,085)	$43,895
Investing activities	(91,566)	(136,702)
Financing activities	88,518	(56,551)
Effect of exchange rates on cash and cash equivalents	(6,741)	748

Net decrease in cash and cash equivalents	$(67,874)	$(148,610)

Operating Activities

The Company had a net cash outflow from operating activities of $58,085,000 in the second quarter of 2012 compared with an inflow of $43,895,000 in the same period in 2011. The variance between 2012 and 2011 is primarily due to increased payments associated with accounts payable and accrued liabilities and higher cash receipts in the prior year associated with landlord refunds primarily related to the relocation of Tiffany’s New York headquarters staff. Additionally, the first half of 2012 includes the Company’s contribution of $35,000,000 to its pension plan versus a contribution of $25,000,000 in the comparable period in 2011, both of which are reflected in Other, net on the Condensed Consolidated Statements of Cash Flows.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,499,956,000 and 6.0 at July 31, 2012, compared with $2,262,998,000 and 4.6 at January 31, 2012 and $2,246,752,000 and 5.3 at July 31, 2011.

Accounts receivable, less allowances at July 31, 2012 were 7% lower than January 31, 2012 due to the seasonality of the Company’s business. Accounts receivable, less allowances at July 31, 2012 were 6% lower than July 31, 2011, due to the timing of accounts receivable collections.

Inventories, net at July 31, 2012 were 8% higher than January 31, 2012 and were 21% higher than July 31, 2011. Finished goods inventories rose 11% and 22% from January 31, 2012 and July 31, 2011 and combined raw material and work-in-process inventories rose 4% and 20% in those same periods. The overall increase resulted from store openings, expanded product assortments, and higher product and raw material acquisition costs. In addition, the increase in raw material and work-in-process inventories reflected the further vertical integration of the Company’s diamond supply chain and internal manufacturing.

Investing Activities

The Company had a net cash outflow from investing activities of $91,566,000 in the first half of 2012 compared with an outflow of $136,702,000 in the first half of 2011. The decreased outflow in the current year is primarily due to a decrease in notes receivable funded.

Financing Activities

The Company had a net cash inflow from financing activities of $88,518,000 in the first half of 2012 compared with an outflow of $56,551,000 in the first half of 2011. Year-over-year changes in cash flows from financing activities are largely driven by borrowings and lower proceeds from exercise of stock options.

Recent Borrowings. The Company had net repayments of or net proceeds from short-term and long-term borrowings as follows:

	First Half
(in thousands)	2012	2011
Short-term borrowings:
Proceeds from credit facility borrowings, net	$34,929	$51,174
Proceeds from other credit facility borrowings	10,481	—

Net proceeds from short-term borrowings	45,410	51,174

Long-term borrowings:
Repayments	(60,000)	(58,915)
Proceeds	250,000	—

Net proceeds from (repayments of) long-term borrowings	190,000	(58,915)

Net proceeds from (repayments of) total borrowings	$235,410	$(7,741)

In July 2012, the commitments under each of the Company’s three-year and five-year credit facilities were increased from $200,000,000 to $275,000,000 resulting in a total borrowing capacity of $550,000,000 under the Company’s two principal credit facilities. There was $155,137,000 outstanding and $509,267,000 available under all revolving credit facilities at July 31, 2012. The weighted average interest rate for the outstanding amount at July 31, 2012 was 1.75%.

In July 2012, the Company, in two private transactions with various institutional note purchasers, issued, at par, $250,000,000 in the aggregate of its 4.40% Senior Notes due July 2042. A portion of the proceeds was used to repay $60,000,000 of long-term 6.56% debt that came due in July 2012 and the remainder will be used for general corporate purposes including initially reducing short-term indebtedness under the revolving credit facilities. The note purchase agreements require repayments of $50,000,000 every five years beginning in the tenth year. The note purchase agreements include certain financial and negative covenants that limit, among other items, the incurrence of indebtedness and liens and the occurrence of asset sales and consolidations and mergers, and contain certain other provisions customary for such issuances.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 39% at July 31, 2012, 30% at January 31, 2011 and 29% at July 31, 2011.

At July 31, 2012, the Company was in compliance with all debt covenants.

Share Repurchases. The Company’s share repurchase activity was as follows:

	Second Quarter		First Half
(in thousands, except per share amounts)	2012	2011	2012	2011
Cost of repurchases	$7,622	$24,548	$54,107	$52,487
Shares repurchased and retired	113	330	813	783
Average cost per share	$67.23	$74.29	$66.54	$67.00

In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The 2011 Program expires on January 31, 2013. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions. At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements. At July 31, 2012, approximately $163,794,000 of authorization for future purchases remained under the stock repurchase program. The Company is not currently purchasing shares of its common stock under the stock repurchase program in order to allow for a more effective allocation of resources consistent with the Company’s growth strategies. The Company may resume repurchases under the stock repurchase program at any time in its discretion.

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

The Company’s contractual cash obligations and commercial commitments at July 31, 2012 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2012.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The fair value of foreign exchange forward contracts and put option contracts is sensitive to changes in foreign exchange rates. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The term of all outstanding foreign exchange forward contracts and put option contracts as of July 31, 2012 ranged from less than one month to 13 months.

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

On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the License and Development Agreements by obstructing and delaying development of Watch Company’s business. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $75,000,000 at July 31, 2012) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $3,900,000,000 at July 31, 2012) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates).

The Registrant believes the claim is without merit and intends to defend vigorously the Arbitration and (together with the remaining Tiffany Parties) filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties dispute both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties have also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties have failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $122,000,000 at July 31, 2012) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $551,000,000 at July 31, 2012) (calculated based on future lost profits of the Tiffany Parties).

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

As disclosed in the Form 8-K filed by the Registrant on May 23, 2012 and the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, Ms. Peretti has expressed interest in retiring from her relationship with Tiffany and has authorized her advisors to discuss the possible purchase by Tiffany of the Peretti Intellectual Property. In response, Tiffany made an offer to Ms. Peretti in an amount based upon the value of the Peretti Intellectual Property to Tiffany. A purchase of the Peretti Intellectual Property at the offered price would represent a significant investment for the Registrant and would likely improve cash flows and operating results in subsequent years. No agreement for such a purchase has yet been reached or foreclosed. Recently, Tiffany and Ms. Peretti’s advisors have begun discussing alternatives to such a purchase, including a phased wind-down of sales under the License Agreement. Tiffany’s management believes that a phased wind-down agreement would minimize any impact on the Registrant’s sales and profits that might result from termination of the License Agreement and would enable Tiffany to better plan and implement strategies for mitigating such impact.

Ms. Peretti’s advisors have informed Tiffany that, if an agreement in respect of the Peretti Intellectual Property is not reached, Ms. Peretti may consider exercising her right to terminate the License Agreement. The License Agreement may be terminated by either party by written notice. If the License Agreement is terminated by either party, Tiffany would, for six months following the date of notice of termination, retain all rights under the License Agreement, including the right to make and have made Peretti-designed products. Following such six-month period, Tiffany would have an additional year to sell any Peretti-designed products on hand or on order. Thereafter, Tiffany would be permitted to sell any Peretti-designed products on hand, subject to Ms. Peretti’s right to purchase these remaining products.

The Registrant can provide no assurance that arrangements for the purchase of the Peretti Intellectual Property will be agreed upon, that a wind-down arrangement will be successfully negotiated and agreed or that the License Agreement will otherwise remain in effect. Further, no agreement has been made for the continued sale of the designs or use of the Peretti Intellectual Property following the death or disability of Ms. Peretti. If Tiffany ceases to have an exclusive license to use the Peretti Intellectual Property, the Registrant’s operating results may be adversely affected.

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

PART II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains the Company’s stock repurchases of equity securities in the second quarter of 2012:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares, (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2012 to May 31, 2012	113,377	$67.23	113,377	$163,794,000

June 1, 2012 to June 30, 2012	—	—	—	$163,794,000

July 1, 2012 to July 31, 2012	—	—	—	$163,794,000

TOTAL	113,377	$67.23	113,377	$163,794,000

In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The 2011 Program expires on January 31, 2013. The Registrant is not currently purchasing shares of its common stock under the stock repurchase program in order to allow for a more effective allocation of resources consistent with the Registrant’s growth strategies. The Registrant may resume repurchases under the stock repurchase program at any time in its discretion.

ITEM 6	Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO.
(Registrant)

Date: August 27, 2012	By: /s/ Patrick F. McGuiness
Patrick F. McGuiness
Senior Vice President and
Chief Financial Officer
(principal financial officer)