Form 10-Q
period 2012-10-31
TIFFANY & CO
filed 2012-11-29
CIK 98246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 126,774,061 shares outstanding at the close of business on October 31, 2012.

TIFFANY & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2012

PART I. Financial Information

Item 1. Financial Statements

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	October 31, 2012	January 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$344,512	$433,954	$279,111
Short-term investments	1,362	8,236	18,253
Accounts receivable, less allowances of $8,796, $11,772 and $11,546	160,604	184,085	170,181
Inventories, net	2,289,571	2,073,212	2,065,466
Deferred income taxes	106,744	83,124	93,790
Prepaid expenses and other current assets	180,013	107,064	117,706

Total current assets	3,082,806	2,889,675	2,744,507

Property, plant and equipment, net	800,225	767,174	752,151
Deferred income taxes	269,546	271,156	171,986
Other assets, net	297,418	230,987	229,640

	$4,449,995	$4,158,992	$3,898,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$196,279	$112,973	$107,830
Current portion of long-term debt	—	60,822	61,247
Accounts payable and accrued liabilities	284,189	328,962	287,012
Income taxes payable	17,958	60,977	1,459
Merchandise and other customer credits	65,996	62,943	64,360

Total current liabilities	564,422	626,677	521,908

Long-term debt	781,637	538,352	539,703
Pension/postretirement benefit obligations	322,033	338,564	212,268
Deferred gains on sale-leasebacks	108,962	119,692	124,047
Other long-term liabilities	205,720	186,802	187,635

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 126,774, 126,676 and 127,027	1,267	1,267	1,270
Additional paid-in capital	1,010,418	970,215	957,915
Retained earnings	1,532,358	1,462,553	1,352,852
Accumulated other comprehensive (loss) gain, net of tax	(89,320)	(85,130)	686

Total Tiffany & Co. stockholders’ equity	2,454,723	2,348,905	2,312,723
Non-controlling interest	12,498	—	—

Total stockholders’ equity	2,467,221	2,348,905	2,312,723

	$4,449,995	$4,158,992	$3,898,284

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net sales	$852,741	$821,767	$2,558,480	$2,455,497
Cost of sales	388,452	345,918	1,126,011	1,021,258

Gross profit	464,289	475,849	1,432,469	1,434,239
Selling, general and administrative expenses	346,994	329,672	1,025,609	1,011,556

Earnings from operations	117,295	146,177	406,860	422,683
Interest and other expenses, net	14,783	10,393	39,587	30,159

Earnings from operations before income taxes	102,512	135,784	367,273	392,524
Provision for income taxes	39,333	46,095	130,759	131,729

Net earnings	$63,179	$89,689	$236,514	$260,795

Earnings per share:
Basic	$0.50	$0.71	$1.87	$2.04

Diluted	$0.49	$0.70	$1.85	$2.02

Weighted-average number of common shares:
Basic	126,737	127,210	126,697	127,614
Diluted	127,902	128,812	127,914	129,329

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Net earnings	$63,179	$89,689	$236,514	$260,795

Foreign currency translation adjustments	15,029	(13,413)	(6,324)	21,603

Unrealized gain (loss) on marketable securities	989	(1,177)	2,091	(702)
Less: reclassification adjustment for loss included in net earnings	6	2	6	55

Unrealized gain (loss) on marketable securities	995	(1,175)	2,097	(647)

Unrealized gain (loss) on hedging instruments	5,658	(11,716)	(24,713)	(19,862)
Less: reclassification adjustments for loss included in net earnings	3,141	1,696	10,904	2,666

Unrealized gain (loss) on hedging instruments	8,799	(10,020)	(13,809)	(17,196)

Amortization of net loss	3,956	2,497	11,949	5,083
Amortization of prior service cost	89	101	267	304

Net unrealized gain on benefit plans	4,045	2,598	12,216	5,387

Other comprehensive earnings (loss), before tax	28,868	(22,010)	(5,820)	9,147
Income tax (expense) benefit related to items of other comprehensive earnings (loss)	(4,886)	1,847	1,630	4,104

Other comprehensive earnings (loss), net of tax	23,982	(20,163)	(4,190)	13,251

Comprehensive earnings	$87,161	$69,526	$232,324	$274,046

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Total Stockholders’	Retained	Accumulated Other Comprehensive	Common Stock		Additional Paid-In	Non-controlling
	Equity	Earnings	Loss	Shares	Amount	Capital	Interests
Balances, January 31, 2012	$2,348,905	$1,462,553	$(85,130)	126,676	$1,267	$970,215	$—
Exercise of stock options and vesting of restricted stock units (“RSUs”)	8,751	—	—	866	8	8,743	—
Tax effect of exercise of stock options and vesting of RSUs	10,805	—	—	—	—	10,805	—
Share-based compensation expense	22,829	—	—	—	—	22,829	—
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	3,150	—	—	45	—	3,150	—
Purchase and retirement of Common Stock	(54,107)	(48,775)	—	(813)	(8)	(5,324)	—
Cash dividends on Common Stock	(117,934)	(117,934)	—	—	—	—	—
Other comprehensive loss, net of tax	(4,190)	—	(4,190)	—	—	—	—
Net earnings attributable to Tiffany & Co.	236,514	236,514	—	—	—	—	—
Non-controlling interests	12,498	—	—	—	—	—	12,498

Balances, October 31, 2012	$2,467,221	$1,532,358	$(89,320)	126,774	$1,267	$1,010,418	$12,498

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$236,514	$260,795
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	120,158	103,439
Lease exit charge	—	30,884
Amortization of gain on sale-leasebacks	(8,181)	(8,210)
Excess tax benefits from share-based payment arrangements	(10,847)	(17,621)
Provision for inventories	28,346	24,589
Deferred income taxes	(24,389)	(18,765)
Provision for pension/postretirement benefits	34,486	24,883
Share-based compensation expense	22,618	22,888
Changes in assets and liabilities:
Accounts receivable	20,351	20,288
Inventories	(250,222)	(433,750)
Prepaid expenses and other current assets	(16,319)	(17,264)
Accounts payable and accrued liabilities	(31,009)	(5,459)
Income taxes payable	(61,936)	(29,009)
Merchandise and other customer credits	(406)	(1,895)
Other, net	(38,029)	(12,947)

Net cash provided by (used in) operating activities	21,135	(57,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(13,164)	(34,034)
Proceeds from sale of marketable securities and short-term investments	19,289	79,399
Capital expenditures	(157,264)	(182,044)
Notes receivable funded	(1,000)	(56,605)
Investment in leasehold rights	(35,605)	—
Payment for acquisition	(25,000)	—
Other	—	(1,674)

Net cash used in investing activities	(212,744)	(194,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	57,340	61,916
Proceeds from other credit facility borrowings	26,972	—
Repayment of long-term debt	(60,000)	(58,915)
Proceeds from issuance of long-term debt	250,000	—
Payment for settlements of interest rate swap agreements	(29,335)	—
Net proceeds received from termination of interest rate swap	—	9,527
Repurchase of Common Stock	(54,107)	(138,813)
Proceeds from exercise of stock options	8,751	62,644
Excess tax benefits from share-based payment arrangements	10,847	17,621
Cash dividends on Common Stock	(117,934)	(106,066)
Financing fees	(1,199)	—
Proceeds from non-controlling interest	12,750	—

Net cash provided by (used in) financing activities	104,085	(152,086)

Effect of exchange rate changes on cash and cash equivalents	(1,918)	1,718

Net decrease in cash and cash equivalents	(89,442)	(402,480)
Cash and cash equivalents at beginning of year	433,954	681,591

Cash and cash equivalents at end of nine months	$344,512	$279,111

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (the “Company”) and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (VIEs), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of October 31, 2012 and 2011 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2012 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and approximately one-half of annual net earnings. Therefore, the results of its operations for the three and nine months ended October 31, 2012 and 2011 are not necessarily indicative of the results of the entire fiscal year.

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

3. ACQUISITION

In July 2012, the Company, through a venture with a former independent distributor Damas Jewellery LLC (“Damas”), acquired the net assets associated with the five existing TIFFANY & CO. wholesale stores located in the United Arab Emirates (“U.A.E.”) for total consideration of $25,000,000, of which $24,493,000 was allocated to goodwill and the remainder to other tangible assets and liabilities. All of the goodwill associated with the transaction would be deductible for tax purposes; however the Company does not expect to receive a tax benefit as the U.A.E. does not impose a corporate income tax. Factors that contributed to a purchase price resulting in the recognition of goodwill are that the acquisition will (i) enable the Company to immediately integrate five existing TIFFANY & CO. stores into the Company’s worldwide store network and (ii) enhance awareness of the Company’s brand in the U.A.E.

In accordance with the agreement, the Company owns 49% of the common shares of the venture with Damas and will be entitled to 75% of the profits or losses of the venture. The Company is responsible for all merchandise assortment and pricing, advertising and promotional activities, staffing, store design and visual display and financial services. The Company has evaluated the variable interest entity consolidation requirements with respect to this transaction and has determined that the Company is the primary beneficiary as it has the power to direct the activities that most significantly impact the venture’s economic performance. Therefore, the results of the venture will be consolidated within the financial results. Income or loss attributable to the non-controlling interests will be presented within interest and other expenses, net on the condensed consolidated statement of earnings as the amount is not material. The results of the venture and the associated goodwill will be included within the Other non-reportable segment.

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

For the receivables associated with Tiffany & Co. credit cards (“Credit Card Receivables”), the Company uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants’ credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. The Company classifies a Credit Card account as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For each account receivable recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At October 31, 2012 and 2011, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net in the Company’s condensed consolidated balance sheet) was $52,717,000 and $53,985,000 of which 97% was considered current in those same periods. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $1,500,000 at October 31, 2012 and $2,000,000 at October 31, 2011) was determined based on the factors discussed above, and did not change significantly from January 31, 2012. Finance charges on Credit Card accounts are not significant.

The Company may, from time to time, extend loans to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output. Management evaluates these and any other loans that may arise for potential impairment by reviewing the parties’ financial statements and projections and other economic factors on a periodic basis. As of October 31, 2012, the current portion of the carrying amount of loans receivable including accrued interest was $12,426,000 and was recorded in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. As of October 31, 2012 and 2011, the non-current portion of the carrying amount of loans receivable including accrued interest was $46,808,000 and $57,785,000 and was included in other assets, net on the Company’s condensed consolidated balance sheet. The Company has not recorded any material impairment charges on such loans as of October 31, 2012 and 2011.

5. INVENTORIES

	October 31,	January 31,	October 31,
(in thousands)	2012	2012	2011
Finished goods	$1,377,518	$1,145,680	$1,173,673
Raw materials	745,334	784,040	737,686
Work-in-process	166,719	143,492	154,107

Inventories, net	$2,289,571	$2,073,212	$2,065,466

6. INCOME TAXES

The effective income tax rate for the three months ended October 31, 2012 was 38.4% versus 33.9% in the prior year. The higher effective income tax rate for the three months ended October 31, 2012 is primarily due to the true-up of the prior year’s tax provision upon filing the tax returns as well as differences in the geographical mix of earnings. The effective income tax rate for the nine months ended October 31, 2012 was 35.6% versus 33.6% in the prior year. In the nine months ended October 31, 2011, the Company reversed a valuation allowance against certain deferred tax assets where management had determined it was more likely than not that the deferred tax assets would be realized in the future.

During the nine months ended October 31, 2012, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by a number of tax authorities in various jurisdictions. Ongoing audits where subsidiaries have a material presence include New York state (tax years 2004-2010), New York City (tax years 2009-2010), New Jersey (tax years 2006-2009) and the Internal Revenue Service (tax years 2006-2009). Tax years from 2004-present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

7. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2012	2011	2012	2011
Net earnings for basic and diluted EPS	$63,179	$89,689	$236,514	$260,795

Weighted-average shares for basic EPS	126,737	127,210	126,697	127,614
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,165	1,602	1,217	1,715

Weighted-average shares for diluted EPS	127,902	128,812	127,914	129,329

For the three months ended October 31, 2012 and 2011, there were 758,000 and 410,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2012 and 2011, there were 843,000 and 358,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

Types of Derivative Instruments

Interest Rate Swaps – In 2009, the Company entered into interest rate swaps to convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swaps serve as a hedge to changes in the fair value of these debt instruments. The Company hedges its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The Company accounted for the interest rate swaps as fair value hedges. During 2011, the Company terminated the interest rate swap used to convert the 2008 Series A fixed obligation to a floating rate obligation. The interest rate swap associated with the 2002 Series D debt expired in July 2012.

In the six months ended July 31, 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of additional debt which was incurred in July 2012 (refer to “Note 10. Debt”). The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in the three months ended July 31, 2012 and paid $29,335,000.

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

In 2010, the Company de-designated all of its outstanding put option contracts at that time (none of which were outstanding at October 31, 2012) and entered into offsetting call option contracts. These put and call option contracts were accounted for as undesignated hedges. Any gains or losses on these de-designated put option contracts were substantially offset by losses or gains on the call option contracts.

As of October 31, 2012, the notional amount of foreign exchange forward and put option contracts accounted for as cash flow hedges was $157,288,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $61,276,000. The term of all outstanding foreign exchange forward and put option contracts as of October 31, 2012 ranged from less than one month to 13 months.

Precious Metal Collars & Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of October 31, 2012, there were approximately 10,400 ounces of platinum and 273,000 ounces of silver precious metal derivative instruments outstanding.

Information on the location and amounts of derivative gains and losses in the consolidated financial statements is as follows:

(in thousands)	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011
Interest Rate Swap Agreements in Fair Value Hedging Relationships:

Pre-tax gain (loss) recognized in earnings on derivatives [a]	$—	$1,845	$(406)	$3,595

Pre-tax (loss) gain recognized in earnings on hedged item [a]	$—	$(1,551)	$464	$(3,043)

	Three Months Ended October 31,
	2012		2011
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Loss Recognized in OCI (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [b]	$2,513	$(589)	$(4,784)	$(2,173)
Put option contracts [b]	(47)	—	(17)	(426)
Precious metal forward contracts [b]	3,192	(2,153)	(6,915)	903
Forward-starting interest rate swaps [a]	—	(399)	—	—

	$5,658	$(3,141)	$(11,716)	$(1,696)

	Nine Months Ended October 31,
	2012		2011
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Loss Recognized in OCI (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [b]	$6,774	$(4,902)	$(14,942)	$(4,226)
Put option contracts [b]	(456)	(129)	(78)	(1,765)
Precious metal collars [b]	—	—	—	607
Precious metal forward contracts [b]	(4,520)	(5,292)	(4,842)	2,718
Forward-starting interest rate swaps [a]	(26,511)	(533)	—	—

	$(24,713)	$(10,856)	$(19,862)	$(2,666)

Information on the total pre-tax (loss) gain recognized in earnings on derivatives not designated as hedging instruments is as follows:

	Pre-Tax (Loss) Gain Recognized in Earnings on Derivatives
(in thousands)	Three Months Ended October 31, 2012		Three Months Ended October 31, 2011		Nine Months Ended October 31, 2012		Nine Months Ended October 31, 2011
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts [a]	$(813	) [c]	$(124	) [c]	$(1,193	) [c]	$417	[c]
Call option contracts [b]	—		—		—		92
Put option contracts [b]	—		—		—		(92)

	$(813)		$(124)		$(1,193)		$417

[a]	The gain or loss recognized in earnings is included within Interest and other expenses, net on the Company’s Condensed Consolidated Statement of Earnings.
[b]	The gain or loss recognized in earnings is included within Cost of sales on the Company’s Condensed Consolidated Statement of Earnings.
[c]	Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged.

There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended October 31, 2012 and 2011. The Company expects approximately $2,492,000 of net pre-tax derivative losses included in accumulated other comprehensive income at October 31, 2012 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Financial assets and liabilities carried at fair value at October 31, 2012 are classified in the table below in one of the three categories described above:

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Mutual funds [a]	$42,399	$42,399	$—	$—	$42,399
Time deposits [b]	1,362	1,362	—	—	1,362

Derivatives designated as hedging instruments:

Precious metal forward contracts [c]	783	—	783	—	783
Put option contracts [c]	95	—	95	—	95
Foreign exchange forward contracts [c]	2,762	—	2,762	—	2,762

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	55	—	55	—	55

Total financial assets	$47,456	$43,761	$3,695	$—	$47,456

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Derivatives designated as hedging instruments:

Precious metal forward contracts [d]	$1,144	$—	$1,144	$—	$1,144

Foreign exchange forward contracts [d]	12	—	12	—	12

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	824	—	824	—	824

Total financial liabilities	$1,980	$—	$1,980	$—	$1,980

Financial assets and liabilities carried at fair value at October 31, 2011 are classified in the table below in one of the three categories described above:

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Mutual funds [a]	$38,561	$38,561	$—	$—	$38,561
Time deposits [b]	18,253	18,253	—	—	18,253

Derivatives designated as hedging instruments:

Interest rate swaps [a]	660	—	660	—	660

Precious metal forward contracts [c]	2,110	—	2,110	—	2,110

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts [c]	355	—	355	—	355

Total financial assets	$59,939	$56,814	$3,125	$—	$59,939

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Derivatives designated as hedging instruments:

Foreign exchange forward contracts [d]	$8,691	$—	$8,691	$—	$8,691

Precious metal forward contracts [d]	5,580	—	5,580	—	5,580

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	63	—	63	—	63

Total financial liabilities	$14,334	$—	$14,334	$—	$14,334

[a]	Included within Other assets, net on the Company’s Condensed Consolidated Balance Sheet.
[b]	Included within Short-term investments on the Company’s Condensed Consolidated Balance Sheet.
[c]	Included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet.
[d]	Included within Accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $977,916,000 and $708,780,000 and the corresponding fair value was approximately $1,100,000,000 and $850,000,000 at October 31, 2012 and 2011.

10. DEBT

In July 2012, the Company, in two private transactions with various institutional note purchasers, issued, at par, $250,000,000 in the aggregate of its 4.40% Senior Notes due July 2042. A portion of the proceeds was used to repay $60,000,000 of long-term 6.56% debt that came due in July 2012 and the remainder will be used for general corporate purposes. The note purchase agreements require repayments of $50,000,000 every five years beginning in the tenth year. The note purchase agreements include certain financial and negative covenants that limit, among other items, the incurrence of indebtedness and liens and the occurrence of asset sales and consolidations and mergers, and contain certain other provisions customary for such issuances.

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

The Company recorded accrued exit charges of $30,884,000 during the second quarter of 2011 within other long-term liabilities on the condensed consolidated balance sheet associated with the relocation. The following is a reconciliation of the accrued exit charges:

(in thousands)
Balance at February 1, 2012	$23,980
Cash payments, net of estimated sublease income	(2,049)
Interest accretion	156

Balance at April 30, 2012	22,087
Cash payments, net of estimated sublease income	(2,101)
Interest accretion	145

Balance at July 31, 2012	20,131
Cash payments, net of estimated sublease income	(2,171)
Interest accretion	133

Balance at October 31, 2012	$18,093

Litigation. On June 24, 2011, The Swatch Group Ltd. (“Swatch”) and its wholly-owned subsidiary Tiffany Watch Co. (“Watch Company”; Swatch and Watch Company, together, the “Swatch Parties”), initiated an arbitration proceeding against the Registrant and its wholly-owned subsidiaries Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the “Tiffany Parties”) seeking damages for alleged breach of agreements entered into by and among the Swatch Parties and the Tiffany Parties that came into effect in December 2007 (the “License and Distribution Agreements”). The License and Distribution Agreements pertain to the development and commercialization of a watch business and, among other things, contained various licensing and governance provisions and approval requirements relating to business, marketing and branding plans and provisions allocating profits relating to sales of the watch business between the Swatch Parties and the Tiffany Parties.

All claims and counterclaims between and among the Swatch Parties and the Tiffany Parties under the License and Distribution Agreements will be determined through a confidential arbitration (the “Arbitration”). The Arbitration is pending before a three-member arbitral panel (the “Panel”) convened pursuant to the Arbitration Rules of the Netherlands Arbitration Institute in the Netherlands.

On September 12, 2011, the Swatch Parties publicly issued a Notice of Termination purporting to terminate the License and Distribution Agreements due to alleged material breach by the Tiffany Parties.

On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the License and Development Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $78,000,000 at October 31, 2012) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,100,000,000 at October 31, 2012) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates).

The Registrant believes the claim is without merit and intends to defend vigorously the Arbitration and (together with the remaining Tiffany Parties) filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties dispute both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties have also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties did not have grounds for termination and have failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $129,000,000 at October 31, 2012) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $579,000,000 at October 31, 2012) (calculated based on future lost profits of the Tiffany Parties).

The arbitration hearing was held in October 2012. At the hearing, witnesses were examined and the Panel ordered additional briefs and submissions to complete the record. The record is expected to be complete in mid-February, 2013 with the Panel issuing its decision at an undetermined subsequent date.

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

If, as requested by both parties, the Arbitration tribunal determines that the License and Distribution Agreements were properly terminated, the Tiffany Parties will need to find a new manufacturer for TIFFANY & CO. brand watches and the Swatch Parties will no longer be responsible for distributing such watches to third-party distributors. Royalties payable to the Tiffany Parties by Watch Company under the License and Distribution Agreements have not been significant in any year. Watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of net sales in 2011, 2010 and 2009.

12. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Gain

(in thousands)	October 31, 2012	January 31, 2012	October 31, 2011
Accumulated other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	$44,267	$49,209	$63,329
Deferred hedging loss	(16,824)	(8,729)	(11,981)
Unrealized gain (loss) on marketable securities	1,493	130	(278)
Net unrealized loss on benefit plans	(118,256)	(125,740)	(50,384)

	$(89,320)	$(85,130)	$686

13. EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2012	2011	2012	2011
Net Periodic Benefit Cost:
Service cost	$4,528	$3,386	$596	$642
Interest cost	6,701	6,508	710	821
Expected return on plan assets	(5,104)	(4,339)	—	—
Amortization of prior service cost	254	265	(165)	(164)
Amortization of net loss	3,949	2,491	7	6

Net expense	$10,328	$8,311	$1,148	$1,305

	Nine Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2012	2011	2012	2011
Net Periodic Benefit Cost:
Service cost	$13,566	$10,568	$1,787	$1,649
Interest cost	20,099	18,989	2,130	2,326
Expected return on plan assets	(15,312)	(14,036)	—	—
Amortization of prior service cost	762	798	(495)	(494)
Amortization of net loss	11,927	5,071	22	12

Net expense	$31,042	$21,390	$3,444	$3,493

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

•

Other consists of all non-reportable segments. Other consists of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and Russia) and beginning in the three months ended July 31, 2012 retail sales in five TIFFANY & CO. stores in the U.A.E. In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs and earnings received from third-party licensing agreements.

Certain information relating to the Company's segments is set forth below:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2012	2011	2012	2011
Net sales:
Americas	$400,113	$387,713	$1,219,776	$1,200,588
Asia-Pacific	187,685	183,220	556,893	523,708
Japan	146,723	146,437	447,175	412,297
Europe	97,644	92,528	285,765	279,503

Total reportable segments	832,165	809,898	2,509,609	2,416,096
Other	20,576	11,869	48,871	39,401

	$852,741	$821,767	$2,558,480	$2,455,497

Earnings (losses) from operations*:
Americas	$51,890	$64,716	$191,697	$233,812
Asia-Pacific	36,589	50,469	122,675	145,809
Japan	42,732	43,137	135,558	115,944
Europe	16,119	19,285	53,371	63,235

Total reportable segments	147,330	177,607	503,301	558,800
Other	586	(1,986)	(3,353)	(374)

	$147,916	$175,621	$499,948	$558,426

*	Represents earnings from operations before unallocated corporate expenses, interest and other expenses, net and other expense.

The following table sets forth a reconciliation of the segments’ earnings from operations to the Company’s consolidated earnings from operations before income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2012	2011	2012	2011
Earnings from operations for segments	$147,916	$175,621	$499,948	$558,426
Unallocated corporate expenses	(30,621)	(29,444)	(93,088)	(93,024)
Interest and other expenses, net	(14,783)	(10,393)	(39,587)	(30,159)
Other expense	—	—	—	(42,719)

Earnings from operations before income taxes	$102,512	$135,784	$367,273	$392,524

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other expense in the nine months ended October 31, 2011 represents charges associated with Tiffany’s consolidation and relocation of its New York headquarters staff. See “Note 11. Commitments and Contingencies.”

15. SUBSEQUENT EVENT

On November 15, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.32 per share of Common Stock. This dividend will be paid on January 10, 2013 to stockholders of record on December 20, 2012.

PART I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Tiffany & Co. (the “Company”) is a holding company that operates through its subsidiary companies. The Company’s principal subsidiary, Tiffany and Company (“Tiffany”), is a jeweler and specialty retailer whose principal merchandise offering is jewelry. The Company also sells timepieces, leather goods, sterling silverware, china, crystal, stationery, fragrances and accessories. Through Tiffany and other subsidiaries, the Company is engaged in product design, manufacturing and retailing activities.

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

•

Other consists of all non-reportable segments. Other consists of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and Russia) and beginning in the three months ended July 31, 2012 retail sales in five TIFFANY & CO. stores in the United Arab Emirates (“U.A.E.”). In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs and earnings received from third-party licensing agreements.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

HIGHLIGHTS

•

Worldwide net sales increased 4% in the three months (“third quarter”) ended October 31, 2012 to $852,741,000 led by sales growth in most regions. Worldwide net sales increased 4% in the nine months (“year-to-date”) ended October 31, 2012 to $2,558,480,000 due to sales growth in all regions.

•

On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales increased 5% in both the third quarter and the year-to-date and comparable store sales increased 1% in both the third quarter and the year-to-date.

•

The Company opened 25 (net) stores in the year-to-date (of a planned 28 (net) stores for the full year): 11 stores in the Americas, six stores in Asia Pacific, one store (net) in Japan, two stores in Europe and five stores in Emerging Markets.

•

Operating margin decreased 4.0 percentage points in the third quarter and 1.3 percentage points in the year-to-date primarily due to declines in gross margin in both periods. In the year-to-date of 2011, the Company recorded nonrecurring charges (primarily within selling, general and administrative expenses) of $42,719,000 associated with Tiffany’s relocation of its New York headquarters staff. Excluding those charges, operating margin decreased 3.1 percentage points in the year-to-date primarily due to declines in gross margin.

•

Net earnings decreased 30% to $63,179,000 or $0.49 per diluted share, in the third quarter and decreased 9% to $236,514,000 or $1.85 per diluted share, in the year-to-date. Excluding the nonrecurring charges noted above, net earnings declined 18% in the year-to-date.

•

In July 2012, the Company issued $250,000,000 of 4.40% Senior Notes due July 2042. Additionally, the Company increased the commitments under each of the Company’s three-year and five-year credit facilities from $200,000,000 to $275,000,000 resulting in a total borrowing capacity of $550,000,000 under the Company’s two principal credit facilities.

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

	Third Quarter 2012 vs. 2011			Year-to-date 2012 vs. 2011
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	4%	(1)%	5%	4%	(1)%	5%
Americas	3%	—	3%	2%	—	2%
Asia-Pacific	2%	—	2%	6%	—	6%
Japan	—	(3)%	3%	8%	—	8%
Europe	6%	(5)%	11%	2%	(7)%	9%

Comparable Store Sales:
Worldwide	—	(1)%	1%	—	(1)%	1%
Americas	—	(1)%	1%	(2)%	—	(2)%
Asia-Pacific	(3)%	1%	(4)%	—	—	—
Japan	2%	(3)%	5%	9%	—	9%
Europe	2%	(6)%	8%	(3)%	(6)%	3%

Comparable Store Sales

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

Net Sales

Net sales by segment were as follows:

	Third Quarter
(in thousands)	2012	2011	Increase
Americas	$400,113	$387,713	3%
Asia-Pacific	187,685	183,220	2%
Japan	146,723	146,437	—
Europe	97,644	92,528	6%
Other	20,576	11,869	73%

	$852,741	$821,767	4%

	Year-to-date
(in thousands)	2012	2011	Increase
Americas	$1,219,776	$1,200,588	2%
Asia-Pacific	556,893	523,708	6%
Japan	447,175	412,297	8%
Europe	285,765	279,503	2%
Other	48,871	39,401	24%

	$2,558,480	$2,455,497	4%

Americas. Total sales in the Americas increased $12,400,000, or 3%, in the third quarter due to an increase in the average price per unit sold partly offset by a decrease in the number of units sold. Comparable store sales increased $1,571,000, or less than 1%, consisting of a 5% increase in New York Flagship store sales and a 1% decrease in comparable branch store sales. Non-comparable stores grew $10,581,000. On a constant-exchange-rate basis, sales in the Americas increased 3% from the prior year and comparable store sales increased 1%. Sales along the East Coast of the United States were modestly affected by hurricane Sandy at the end of the third quarter. However, management believes there may be some continued negative effect on consumer demand in the fourth quarter. Combined Internet and catalog sales in the Americas increased $833,000, or 3%.

Total sales in the Americas increased $19,188,000, or 2%, in the year-to-date due to an increase in the average price per unit sold partly offset by a decrease in the number of units sold. Comparable store sales decreased $21,357,000, or 2%, consisting of a 3% decrease in New York Flagship store sales and a 2% decrease in comparable branch store sales. Non-comparable stores grew $32,740,000 and sales of TIFFANY & CO. merchandise to independent distributors increased $5,559,000. On a constant-exchange-rate basis, sales in the Americas increased 2% and comparable store sales declined 2%. Combined Internet and catalog sales in the Americas increased $2,622,000, or 2%, due to an increase in the average price per order.

Asia-Pacific. Total sales in Asia-Pacific increased $4,465,000, or 2%, in the third quarter primarily due to an increase in the number of units sold partly offset by a decrease in the average price per unit sold. Comparable store sales decreased $5,875,000, or 3%, and non-comparable store sales grew $10,728,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 2% while comparable store sales decreased 4% primarily due to sales declines in Greater China, especially in Hong Kong.

Total sales in Asia-Pacific increased $33,185,000, or 6%, in the year-to-date primarily due to an increase in the number of units sold. Comparable store sales increased $619,000, or less than 1%, non-comparable store sales grew $23,163,000 and sales of TIFFANY & CO. merchandise to independent distributors increased $8,360,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 6% and comparable store sales were equal to the prior year.

Japan. Total sales in Japan increased $286,000, or less than 1%, in the third quarter due to an increase in the average price per unit sold largely offset by a decrease in the number of units sold. Comparable store sales increased

$3,291,000, or 2%, and non-comparable store sales decreased $2,583,000. On a constant-exchange-rate basis, total sales increased 3% and comparable store sales increased 5%.

Total sales in Japan increased $34,878,000, or 8%, in the year-to-date primarily due to an increase in the average price per unit sold and a slight decrease in the number of units sold. Comparable store sales increased $34,994,000, or 9%. On a constant-exchange-rate basis, total sales increased 8% and comparable store sales increased 9%.

Europe. Total sales in Europe increased $5,116,000, or 6%, in the third quarter due to an increase in the average price per unit sold and a slight increase in jewelry unit volume. Comparable store sales increased $1,971,000, or 2%, and non-comparable store sales grew $2,527,000. On a constant-exchange-rate basis, sales increased 11% and comparable store sales increased 8% reflecting sales growth in most of continental Europe and a modest sales decline in the United Kingdom.

Total sales in Europe increased $6,262,000, or 2%, in the year-to-date due to an increase in the average price per unit sold partly offset by a decrease in the number of units sold. Comparable store sales decreased $7,813,000, or 3%, and non-comparable store sales grew $12,698,000. On a constant-exchange-rate basis, sales increased 9% and comparable store sales increased 3% reflecting sales growth in most of continental Europe and a sales decline in the United Kingdom.

Store Data. Management currently expects to add 28 (net) Company-operated TIFFANY & CO. stores in 2012, increasing the store base by 11%, including 13 stores in the Americas, eight stores in Asia-Pacific, two stores in Europe and five stores in emerging markets which is included as part of the ‘Other’ non-reportable segment. The following table shows locations which have already been opened or closed, or where plans have been finalized:

Location	Actual Openings (Closings) Year-to-Date 2012	Expected Openings (Closings) 2012
Americas:
Montreal, Canada	First Quarter
Salt Lake City, Utah	First Quarter
Mexico City – Interlomas, Mexico	First Quarter
Mexico City – Altavista, Mexico	Second Quarter
New York – Soho, New York	Third Quarter
San Francisco – San Francisco Center, California	Third Quarter
Toronto – Sherway Gardens, Canada	Third Quarter
Ottawa – Holt Renfrew, Canada *	Third Quarter
Montreal – Holt Renfrew, Canada *	Third Quarter
Calgary – Holt Renfrew, Canada *	Third Quarter
Vancouver – Holt Renfrew, Canada *	Third Quarter
San Diego – Westfield UTC Mall, California		Fourth Quarter
Rio de Janeiro, Brazil		Fourth Quarter
Asia-Pacific:
Wuhan – International Plaza Mall, China	First Quarter
Nanjing – Deji Plaza Mall, China	Second Quarter
Shanghai – Grand Gateway, China	Second Quarter
Harbin – Mykal Place, China	Third Quarter
Shenyang – Forum 66, China	Third Quarter
Singapore – Changi Airport, Singapore	Third Quarter
Sydney – Bondi Junction, Australia		Fourth Quarter
Tianjin – Galaxy Mall, China		Fourth Quarter
Japan:
Shinjuku, Mitsukoshi	(First Quarter)
Shinjuku, Odakyu	First Quarter
Chiba, Sogo	Third Quarter
Chiba, Mitsukoshi		(Fourth Quarter)

Location	Actual Openings (Closings) Year-to-Date 2012	Expected Openings (Closings) 2012
Europe:
Nice, France	Second Quarter
Prague, Czech Republic	Third Quarter
Emerging Markets:
Dubai – Dubai Mall, United Arab Emirates *	Second Quarter
Dubai – Mall of Emirates, United Arab Emirates *	Second Quarter
Dubai – Atlantis, United Arab Emirates *	Second Quarter
Abu Dhabi – Marina Mall, United Arab Emirates *	Second Quarter
Abu Dhabi – Abu Dhabi Mall, United Arab Emirates *	Second Quarter

*	Represents conversion from wholesale operations to Company-operated retail stores.

Other. Other sales increased $8,707,000, or 73%, in the third quarter and increased $9,470,000, or 24%, in the year-to-date due to the opening of five stores in the Middle East in the second quarter of 2012.

Gross Margin

	Third Quarter		Year-to-date
	2012	2011	2012	2011
Gross profit as a percentage of net sales	54.4%	57.9%	56.0%	58.4%

Gross margin (gross profit as a percentage of net sales) decreased by 3.5 percentage points in the third quarter and by 2.4 percentage points in the year-to-date largely due to continued high precious metal and diamond costs, as well as sales mix favoring higher-priced, lower margin products and reduced sales leverage on fixed costs. Sales mix was affected by, among other items, a decline in sales of silver jewelry.

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

Selling, General and Administrative (“SG&A”) Expenses

	Third Quarter		Year-to-date
	2012	2011	2012	2011
SG&A expenses as a percentage of net sales	40.7%	40.1%	40.1%	41.2%

SG&A expenses increased $17,322,000, or 5%, in the third quarter primarily due to an increase in marketing expenses of $8,752,000 and increased store occupancy and depreciation expenses of $7,012,000 related to new and existing stores. Labor and benefit costs were approximately equal to the prior year due to reduced variable incentive compensation. SG&A expenses as a percentage of net sales increased 0.6 percentage point as sales growth was insufficient to absorb increased costs.

SG&A expenses increased $14,053,000, or 1%, in the year-to-date. The Company had recorded nonrecurring charges of $42,506,000 in the year-to-date of 2011 associated with Tiffany’s relocation of its New York headquarters staff. Excluding these charges, SG&A expenses increased $56,559,000, or 6%, primarily due to increased store occupancy and depreciation expenses of $26,148,000 related to new and existing stores, increased labor and benefit costs of $15,628,000, and increased marketing expenses of $8,760,000. SG&A expenses as a percentage of net sales decreased 1.1 percentage points in the year-to-date. Excluding the nonrecurring charges noted above, SG&A expenses as a percentage of net sales would have increased 0.6 percentage point as sales growth was insufficient to absorb increased costs.

Earnings from Operations

(in thousands)	Third Quarter 2012	% of Net Sales*	Third Quarter 2011	% of Net Sales*
Earnings (losses) from operations:
Americas	$51,890	13.0%	$64,716	16.7%
Asia-Pacific	36,589	19.5%	50,469	27.5%
Japan	42,732	29.1%	43,137	29.5%
Europe	16,119	16.5%	19,285	20.8%
Other	586	2.8%	(1,986)	(16.7)%

	147,916		175,621
Unallocated corporate expenses	(30,621)	(3.6)%	(29,444)	(3.6)%

Earnings from operations	$117,295	13.8%	$146,177	17.8%

*	Percentages represent earnings from operations as a percentage of each segment’s net sales.

Earnings from operations decreased 20% in the third quarter. On a segment basis, the ratio of earnings from operations (before the effect of unallocated corporate expenses) to each segment’s net sales in the third quarter of 2012 and 2011 was as follows:

•	Americas – the ratio decreased 3.7 percentage points primarily resulting from a decline in gross margin partly offset by the sales leveraging of operating expenses;

•

Asia-Pacific – the ratio decreased 8.0 percentage points primarily due to increased operating expenses related to the opening of new stores and increased marketing as well as a decline in gross margin;

•	Japan – the ratio decreased 0.4 percentage point primarily due to a decline in gross margin mostly offset by reduced operating expenses;

•	Europe – the ratio decreased 4.3 percentage points primarily due to a decline in gross margin partly offset by the sales leveraging of operating expenses; and

•	Other – the operating income is primarily attributable to the conversion of the five locations in the U.A.E. from wholesale operations to Company-operated retail stores.

(in thousands)	Year-to-date 2012	% of Net Sales*	Year-to-date 2011	% of Net Sales*
Earnings (losses) from operations:
Americas	$191,697	15.7%	$233,812	19.5%
Asia-Pacific	122,675	22.0%	145,809	27.8%
Japan	135,558	30.3%	115,944	28.1%
Europe	53,371	18.7%	63,235	22.6%
Other	(3,353)	(6.9)%	(374)	(0.9)%

	499,948		558,426
Unallocated corporate expenses	(93,088)	(3.6)%	(93,024)	(3.8)%
Other expense	—		(42,719)

Earnings from operations	$406,860	15.9%	$422,683	17.2%

*	Percentages represent earnings from operations as a percentage of each segment’s net sales.

Earnings from operations decreased 4% in the year-to-date. On a segment basis, the ratio of earnings from operations (before the effect of unallocated corporate expenses and other expense) to each segment’s net sales in the year-to-date of 2012 and 2011 was as follows:

•	Americas – the ratio decreased 3.8 percentage points primarily resulting from a decline in gross margin as well as increased operating expenses due to the opening of new stores;

•	Asia-Pacific – the ratio decreased 5.8 percentage points primarily due to increased operating expenses due to the opening of new stores and increased marketing as well as a decline in gross margin;

•	Japan – the ratio increased 2.2 percentage points primarily due to the sales leveraging of operating expenses;

•	Europe – the ratio decreased 3.9 percentage points primarily due to a decline in gross margin; and

•	Other – the increased operating loss is primarily attributable to spending for the development of the Emerging Markets region.

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other expense in the year-to-date of 2011 represents charges associated with Tiffany’s consolidation and relocation of its New York headquarters staff. See “Item 1. Notes to Condensed Consolidated Financial Statements – Note 11. Commitments and Contingencies.”

Interest and Other Expenses, net

Interest and other expenses, net increased $4,390,000, or 42%, in the third quarter of 2012 and $9,428,000, or 31%, in the year-to-date of 2012 primarily due to increased interest expense related to increased debt.

Provision for Income Taxes

The effective income tax rate for the third quarter of 2012 was 38.4% versus 33.9% in the prior year. The higher effective income tax rate for the third quarter of 2012 was primarily due to the true-up of the prior year’s tax provision upon filing the tax returns as well as differences in the geographical mix of earnings. The effective income tax rate for the year-to-date of 2012 was 35.6% versus 33.6% in the prior year. In the prior year, the Company reversed a valuation allowance against certain deferred tax assets where management had determined it was more likely than not that the deferred tax assets would be realized in the future.

2012 Outlook

Management’s current outlook is based on assumptions, which may or may not prove valid, and should be read in conjunction with risk factors disclosed in Part I, Item 1A in the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 as well as in “ Part II, Item 1A. Risk Factors” on page 34.

For the full year ending January 31, 2013, management expects net earnings in a range of $409,000,000 – $435,000,000, or $3.20 – $3.40 per diluted share (compared with the previous second quarter forecast of $3.55 – $3.70 per diluted share). This expectation is based on the following assumptions:

•	Worldwide net sales (in U.S. dollars) increasing 5% – 6% versus the previous second quarter expectation of 6% – 7% growth.

•

The opening of 28 (net) Company-operated stores (13 in the Americas, eight in Asia-Pacific, two in Europe and commencing operation of five stores in emerging markets). 25 (net) stores were opened in the year-to-date.

•	The operating margin below the prior year due to a decline in gross margin.

•	Interest and other expenses, net of approximately $53,000,000—$55,000,000.

•	An effective income tax rate of approximately 35%.

•	An increase in net inventories of approximately 10% and capital expenditures of approximately $230,000,000.

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

The following table summarizes cash flows from operating, investing and financing activities:

	Year-to-Date
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$21,135	$(57,154)
Investing activities	(212,744)	(194,958)
Financing activities	104,085	(152,086)
Effect of exchange rates on cash and cash equivalents	(1,918)	1,718

Net decrease in cash and cash equivalents	$(89,442)	$(402,480)

Operating Activities

The Company had a net cash inflow from operating activities of $21,135,000 in the year-to-date of 2012 compared with an outflow of $57,154,000 in the same period in 2011. The variance is primarily due to decreased inventory purchases offset by various other outflows. Additionally, the year-to-date of 2012 includes the Company’s contribution of $35,000,000 to its pension plan versus a contribution of $25,000,000 to its pension plan in the comparable period in 2011, which is reflected in Other, net on the Condensed Consolidated Statements of Cash Flows.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,518,384,000 and 5.5 at October 31, 2012, compared with $2,262,998,000 and 4.6 at January 31, 2012 and $2,222,599,000 and 5.3 at October 31, 2011.

Accounts receivable, less allowances at October 31, 2012 were 13% lower than January 31, 2012 due to the seasonality of the Company’s business. Accounts receivable, less allowances at October 31, 2012 were 6% lower than October 31, 2011, due to the timing of collections of third party credit card receivables.

Inventories, net at October 31, 2012 were 10% higher than January 31, 2012 and were 11% higher than October 31, 2011. Finished goods inventories rose 20% and 17% from January 31, 2012 and October 31, 2011 and combined raw material and work-in-process inventories decreased 2% from January 31, 2012 and rose 2% in October 31, 2011. The overall increase resulted from store openings, expanded product assortments and higher product acquisition costs.

Investing Activities

The Company had a net cash outflow from investing activities of $212,744,000 in the year-to-date of 2012 compared with an outflow of $194,958,000 in the year-to-date of 2011. The year-to-date of 2012 includes a $35,605,000 payment to secure a prime retail location in Europe as well as a $25,000,000 payment related to the acquisition of net assets associated with the five existing TIFFANY & CO. wholesale stores located in the U.A.E. See “Item 1. Notes to Condensed Consolidated Financial Statements – Note 3. Acquisition.” The year-to-date of 2011 includes a $56,605,000 outflow related to notes receivable funded to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output.

Financing Activities

The Company had a net cash inflow from financing activities of $104,085,000 in the year-to-date of 2012 compared with an outflow of $152,086,000 in the year-to-date of 2011. Year-over-year changes in cash flows from financing activities are largely driven by proceeds from the issuance of $250,000,000 of long-term debt in July 2012 and reduced share repurchase activity.

Recent Borrowings. The Company had net repayments of or net proceeds from short-term and long-term borrowings as follows:

	Year-to-date
(in thousands)	2012	2011
Short-term borrowings:
Proceeds from credit facility borrowings, net	$57,340	$61,916
Proceeds from other credit facility borrowings	26,972	—

Net proceeds from short-term borrowings	84,312	61,916

Long-term borrowings:
Repayments	(60,000)	(58,915)
Proceeds	250,000	—

Net proceeds from (repayments of) long-term borrowings	190,000	(58,915)

Net proceeds from (repayments of) total borrowings	$274,312	$3,001

In July 2012, the commitments under each of the Company’s three-year and five-year credit facilities were increased from $200,000,000 to $275,000,000 resulting in a total borrowing capacity of $550,000,000 under the Company’s two principal credit facilities. There was $196,279,000 outstanding and $487,185,000 available under all revolving credit facilities at October 31, 2012. The weighted average interest rate for the outstanding amount at October 31, 2012 was 2.72%.

In July 2012, the Company, in two private transactions with various institutional note purchasers, issued, at par, $250,000,000 in the aggregate of its 4.40% Senior Notes due July 2042. A portion of the proceeds was used to repay $60,000,000 of long-term 6.56% debt that came due in July 2012 and the remainder will be used for general corporate purposes. The note purchase agreements require repayments of $50,000,000 every five years beginning in the tenth year. The note purchase agreements include certain financial and negative covenants that limit, among other items, the incurrence of indebtedness and liens and the occurrence of asset sales and consolidations and mergers, and contain certain other provisions customary for such issuances.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 40% at October 31, 2012, 30% at January 31, 2012 and 31% at October 31, 2011.

At October 31, 2012, the Company was in compliance with all debt covenants.

Share Repurchases. The Company’s share repurchase activity was as follows:

	Third Quarter		Year-to-date
(in thousands, except per share amounts)	2012	2011	2012	2011
Cost of repurchases	$—	$86,326	$54,107	$138,813
Shares repurchased and retired	—	1,321	813	2,104
Average cost per share	$—	$65.37	$66.54	$65.97

In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The 2011 Program expires on January 31, 2013. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions. At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements. At October 31, 2012, approximately $163,794,000 of authorization for future purchases remained under the stock repurchase program. The Company is not currently purchasing shares of its common stock under the stock repurchase program in order to allow for a more effective allocation of resources consistent with the Company’s growth strategies. The Company may resume repurchases under the stock repurchase program at any time in its discretion.

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

The Company’s contractual cash obligations and commercial commitments at October 31, 2012 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2012.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The fair value of foreign exchange forward contracts and put option contracts is sensitive to changes in foreign exchange rates. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The term of all outstanding foreign exchange forward contracts and put option contracts as of October 31, 2012 ranged from less than one month to 13 months.

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

PART II. Other Information

Item 1. Legal Proceedings

On June 24, 2011, The Swatch Group Ltd. (“Swatch”) and its wholly-owned subsidiary Tiffany Watch Co. (“Watch Company”; Swatch and Watch Company, together, the “Swatch Parties”), initiated an arbitration proceeding against the Registrant and its wholly-owned subsidiaries Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the “Tiffany Parties”) seeking damages for alleged breach of agreements entered into by and among the Swatch Parties and the Tiffany Parties that came into effect in December 2007 (the “License and Distribution Agreements”). The License and Distribution Agreements pertain to the development and commercialization of a watch business and, among other things, contained various licensing and governance provisions and approval requirements relating to business, marketing and branding plans and provisions allocating profits relating to sales of the watch business between the Swatch Parties and the Tiffany Parties.

All claims and counterclaims between and among the Swatch Parties and the Tiffany Parties under the License and Distribution Agreements will be determined through a confidential arbitration (the “Arbitration”). The Arbitration is pending before a three-member arbitral panel (the “Panel”) convened pursuant to the Arbitration Rules of the Netherlands Arbitration Institute in the Netherlands.

On September 12, 2011, the Swatch Parties publicly issued a Notice of Termination purporting to terminate the License and Distribution Agreements due to alleged material breach by the Tiffany Parties.

On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the License and Development Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $78,000,000 at October 31, 2012) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,100,000,000 at October 31, 2012) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates).

The Registrant believes the claim is without merit and intends to defend vigorously the Arbitration and (together with the remaining Tiffany Parties) filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties dispute both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties have also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties did not have grounds for termination and have failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $129,000,000 at October 31, 2012) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $579,000,000 at October 31, 2012) (calculated based on future lost profits of the Tiffany Parties).

The arbitration hearing was held in October 2012. At the hearing, witnesses were examined and the Panel ordered additional briefs and submissions to complete the record. The record is expected to be complete in mid-February, 2013 with the Panel issuing its decision at an undetermined subsequent date.

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

If, as requested by both parties, the Arbitration tribunal determines that the License and Distribution Agreements were properly terminated, the Tiffany Parties will need to find a new manufacturer for TIFFANY & CO. brand watches and the Swatch Parties will no longer be responsible for distributing such watches to third-party distributors. Royalties payable to the Tiffany Parties by Watch Company under the License and Distribution Agreements have not been significant in any year. Watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of net sales in 2011, 2010 and 2009.

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

As disclosed in the Form 8-K filed by the Registrant on May 23, 2012 and the Registrant’s Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2012 and July 31, 2012, Ms. Peretti expressed interest in retiring from her relationship with Tiffany and authorized her advisors to discuss the possible purchase by Tiffany of the Peretti Intellectual Property. In response, Tiffany made an offer to Ms. Peretti in an amount based upon the value of the Peretti Intellectual Property to Tiffany. A purchase of the Peretti Intellectual Property at the offered price would represent a significant investment for the Registrant and would likely improve cash flows and operating results in subsequent years. Tiffany and Ms. Peretti’s advisors have also been discussing alternatives to such a purchase, including amendments to the License Agreement, which could, among other changes extend the term of the License Agreement or provide Tiffany with an extended period in which to wind-down sales under the License Agreement.

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

The Registrant can provide no assurance that arrangements for the purchase of the Peretti Intellectual Property will be agreed upon, an amendment to the License Agreement will be successfully negotiated and agreed or that the License Agreement will otherwise remain in effect. Further, no agreement has been made for the continued sale of the designs or use of the Peretti Intellectual Property following the death or disability of Ms. Peretti. If Tiffany ceases to have an exclusive license to use the Peretti Intellectual Property, the Registrant’s operating results may be adversely affected.

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

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains the Company’s stock repurchases of equity securities in the third quarter of 2012:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares, (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1, 2012 to August 31, 2012	—	—	—	$163,794,000

September 1, 2012 to September 30, 2012	—	—	—	$163,794,000

October 1, 2012 to October 31, 2012	—	—	—	$163,794,000

TOTAL	—	—	—	$163,794,000

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

ITEM 6 Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO.
(Registrant)

Date: November 29, 2012	By:	/s/ Patrick F. McGuiness
Patrick F. McGuiness
Senior Vice President and
Chief Financial Officer
(principal financial officer)