Form 10-K
period 2013-01-31
TIFFANY & CO
filed 2013-03-28
CIK 98246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 31, 2012, the aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant was approximately $6,820,050,025 using the closing sales price on this day of $54.93. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 19, 2013, the registrant had outstanding 127,117,333 shares of its common stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE.

The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant’s Proxy Statement Dated April 5, 2013 (Part III).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including documents incorporated herein by reference, contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Registrant’s goals, plans and projections with respect to store openings, sales, retail prices, gross margin, expenses, effective tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow and liquidity. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. One can identify these forward-looking statements by the fact that they use words such as “believes,” “intends,” “plans” and “expects” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on management’s current plans and involve inherent risks, uncertainties and assumptions that could cause actual outcomes to differ materially from current goals, plans and projections. The Registrant has included important factors in the cautionary statements included in this Annual Report, particularly under “Item 1A. Risk Factors,” that the Registrant believes could cause actual results to differ materially from any forward-looking statement.

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

GENERAL HISTORY OF BUSINESS

The Registrant (also referred to as Tiffany & Co.) is a holding company that operates through its subsidiary companies (the “Company”). The Registrant’s principal subsidiary is Tiffany and Company (“Tiffany”). Charles Lewis Tiffany founded Tiffany’s business in 1837. He incorporated Tiffany in New York in 1868. The Registrant acquired Tiffany in 1984 and completed the initial public offering of the Registrant’s Common Stock in 1987. The Registrant, through its subsidiaries, sells jewelry and other items that it manufactures or has made by others to its specifications.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Registrant’s segment information for the fiscal years ended January 31, 2013, 2012 and 2011 is reported in “Item 8. Financial Statements and Supplementary Data – Note Q. Segment Information.”

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

Management believes that consumers associate the Brand with high-quality gemstone jewelry, particularly diamond jewelry; excellent customer service; an elegant store and online environment; upscale store locations; “classic” product positioning; distinctive and high-quality packaging materials (most significantly, the TIFFANY & CO. blue box); and sophisticated style and romance. Tiffany’s business plan includes expenses to maintain the strength of the Brand, such as the following:

•	Maintaining its position within the high-end of the jewelry market requires Tiffany to invest significantly in diamond and gemstone inventory and to accept reduced overall gross margins; it also causes some consumers to view Tiffany as beyond their price range;

•	To provide excellent service, stores must be well staffed with knowledgeable professionals;

•	Elegant stores in the best “high street” and luxury mall locations are more expensive and difficult to secure and maintain, but reinforce the Brand’s luxury connotations through association with other luxury brands;

•	In-store display practices enable Tiffany to showcase fine jewelry in a manner consistent with the Brand’s positioning but require sufficient space;

•	The classic positioning of much of Tiffany’s product line supports the Brand, but limits the display space that can be allocated to new product introductions;

TIFFANY & CO.

•	Tiffany’s packaging supports consumer expectations with respect to the Brand but is expensive; and

•	A significant amount of advertising is required to both reinforce the Brand’s association with luxury, sophistication, style and romance, as well as to market specific products.

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

REPORTABLE SEGMENTS

Americas

In 2012, sales in the Americas were 48% of worldwide net sales, while sales in the U.S. represented 89% of net sales in the Americas.

Retail Sales. Retail sales in the Americas are transacted in 115 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2013 included in parentheses): the U.S. (91), Canada (11), Mexico (9) and Brazil (4). Included within these totals are 11 Company-operated stores located within various department stores in Canada and Mexico.

Internet and Catalog Sales. Tiffany and its subsidiaries distribute a selection of their products in the U.S. and Canada through the websites at www.tiffany.com and www.tiffany.ca. To a lesser extent, sales are also generated through catalogs that Tiffany distributes to its proprietary list of customers in the U.S. and Canada and to mailing lists rented from third parties.

Business-to-Business Sales. Business sales executives call on business clients, selling products drawn from the retail product line and items specially developed for the business market, including trophies and items designed for the particular customer. Most sales occur in the U.S. Price allowances are given to business account holders for certain purchases. Business customers have typically made purchases for gift giving, employee service and achievement recognition awards, customer incentives and other purposes. Products and services are marketed through a sales organization, through advertising in newspapers and business periodicals, and through the publication of special catalogs. Business account holders may also make purchases through the Company’s website at www.tiffany.com/business.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in markets in the Central/South American and Caribbean regions. Such sales represent less than 1% of worldwide net sales.

Asia-Pacific

In 2012, sales in Asia-Pacific represented 21% of worldwide net sales.

Retail Sales. Retail sales in Asia-Pacific are transacted in 66 Company-operated TIFFANY & CO.

TIFFANY & CO.

stores in (number of stores at January 31, 2013 included in parentheses): China (22), Korea (14), Hong Kong (8), Taiwan (7), Australia (6), Singapore (5), Macau (2) and Malaysia (2). Included within these totals are 23 Company-operated stores located within various department stores.

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in Australia through its website at www.tiffany.com.au.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in Asia-Pacific markets. Such sales represent less than 1% of worldwide net sales.

Japan

In 2012, sales in Japan represented 17% of worldwide net sales.

Retail Sales. The Registrant does business in Japan through its wholly-owned subsidiary, Tiffany & Co. Japan, Inc. (“Tiffany-Japan”), in 55 stores. Included within this total are 51 Tiffany-Japan-operated stores located within Japanese department stores, representing 82% of Tiffany-Japan’s net sales. There are four large department store groups in Japan. Tiffany-Japan operates TIFFANY & CO. stores in locations controlled by these groups as follows (number of locations at January 31, 2013 included in parentheses): Isetan Mitsukoshi (14), J. Front Retailing Co. (Daimaru and Matsuzakaya department stores) (10), Takashimaya (9) and Millennium Retailing Co. (Sogo and Seibu department stores) (4). Tiffany-Japan also operates 14 stores in department stores controlled by other Japanese companies.

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in Japan through its website at www.tiffany.co.jp.

Business-to-Business Sales. Products drawn from the retail product line and items specially developed are sold to business customers.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in Japan. Such sales represent less than 1% of worldwide net sales.

Europe

In 2012, sales in Europe represented 11% of worldwide net sales, while sales in the United Kingdom represented slightly less than half of European net sales.

Retail Sales. Retail sales in Europe are transacted in 34 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2013 included in parentheses): the United Kingdom (10), Germany (6), Italy (5), France (4), Spain (2), Switzerland (2), Austria (1), Belgium (1), the Czech Republic (1), Ireland (1), and the Netherlands (1). Included within these totals are seven Company-operated stores located within various department stores.

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in the United Kingdom, Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands and Spain through its websites which are accessible through www.tiffany.com.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in Europe. Such sales represent less than 1% of worldwide net sales.

TIFFANY & CO.

Other

Other consists of all non-reportable segments.

Retail Sales. Since July 2012, retail sales have been transacted in five TIFFANY & CO. stores in the United Arab Emirates (“U.A.E.”). See “Item 8. Financial Statements and Supplementary Data – Note C. Acquisition” for additional information.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in certain emerging markets primarily in the Middle East and Russia (“Emerging Markets”). Such sales represent less than 1% of worldwide net sales.

Wholesale Sales of Diamonds. The Company regularly purchases parcels of rough diamonds for its polishing and further processing. Some rough diamonds so purchased, and a small percentage of diamonds so polished, are found not to be suitable for Tiffany jewelry; those diamonds are sold to third parties. The Company’s objective from such sales is to recoup its original costs, thereby earning minimal, if any, gross margin on those transactions.

Licensing Agreements. The Company receives earnings from licensing agreements with Luxottica Group for the distribution of TIFFANY & CO. brand eyewear and with The Swatch Group Ltd. (the “Swatch Group”) for TIFFANY & CO. brand watches. The earnings received from licensing agreements represented less than 1% of worldwide net sales in 2012, 2011 and 2010. See “Item 3. Legal Proceedings” for additional information concerning the Swatch Group.

Expansion of Operations

Management regularly evaluates potential markets for new TIFFANY & CO. stores with a view to the demographics of the area to be served, consumer demand and the proximity of other luxury brands and existing TIFFANY & CO. locations. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the Brand, but believes that there are a significant number of opportunities remaining in new and existing markets that will meet the requirements for a TIFFANY & CO. location in the future.

The following chart details the number of TIFFANY & CO. retail locations operated by the Registrant’s subsidiary companies since 2002:

	Americas
Year:	U.S.	Canada & Latin America	Asia- Pacific	Japan	Europe	Other	Total
2002	47	5	20	48	11	—	131
2003	51	7	22	50	11	—	141
2004	55	7	24	53	12	—	151
2005	59	7	25	50	13	—	154
2006	64	9	28	52	14	—	167
2007	70	10	34	53	17	—	184
2008	76	10	39	57	24	—	206
2009	79	12	45	57	27	—	220
2010	84	12	52	56	29	—	233
2011	87	15	58	55	32	—	247
2012	91	24	66	55	34	5	275

TIFFANY & CO.

As part of its long-term strategy to open additional stores, management plans to add 14 (net) Company-operated stores in 2013 (opening 5 in the Americas, 7 in Asia-Pacific and 3 in Europe while closing one in Japan).

As noted above, the Company currently operates e-commerce enabled websites in 13 countries. Sales transacted on those websites accounted for 6% of worldwide net sales in 2012, 2011 and 2010. The Company periodically invests in enhancing these websites and intends to expand its e-commerce sites to additional countries in the future.

Products

The Company’s principal product category is jewelry, which represented 90%, 91% and 91% of worldwide net sales in 2012, 2011 and 2010. Tiffany offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. Designs are developed by employees, suppliers, independent designers and independent “named” designers (see “MATERIAL DESIGNER LICENSE” below).

The Company also sells timepieces, leather goods, sterling silver goods (other than jewelry), china, crystal, stationery, fragrances and accessories, which represented, in total, 8% of worldwide net sales in 2012, 2011 and 2010. The remaining 1%—2% of worldwide net sales were attributable to wholesale sales of diamonds and earnings received from third-party licensing agreements.

Sales by Reportable Segment of TIFFANY & CO. Jewelry by Category

2012	% of total Americas Sales	% of total Asia-Pacific Sales	% of total Japan Sales	% of total Europe Sales	% of total Reportable Segment Sales
Statement, fine & solitaire jewelry [a]	19%	23%	14%	15%	19%
Engagement jewelry & wedding bands [b]	23%	36%	42%	26%	29%
Silver, gold & RUBEDO® metal jewelry [c]	33%	28%	15%	44%	30%
Designer jewelry [d]	14%	11%	21%	11%	14%

2011
Statement, fine & solitaire jewelry [a]	18%	24%	13%	15%	18%
Engagement jewelry & wedding bands [b]	23%	37%	41%	24%	29%
Silver & gold jewelry [c]	33%	28%	16%	46%	30%
Designer jewelry [d]	14%	9%	22%	11%	14%

TIFFANY & CO.

2010	% of total Americas Sales	% of total Asia-Pacific Sales	% of total Japan Sales	% of total Europe Sales	% of total Reportable Segment Sales
Statement, fine & solitaire jewelry [a]	17%	24%	13%	15%	17%
Engagement jewelry & wedding bands [b]	21%	35%	42%	25%	28%
Silver & gold jewelry [c]	36%	28%	17%	45%	32%
Designer jewelry [d]	15%	10%	20%	12%	14%

a)	This category includes statement, fine and solitaire jewelry (other than engagement jewelry). Most items in this category contain diamonds, other gemstones or both. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 9% of sales. The average price of merchandise sold in 2012, 2011 and 2010 in this category was approximately $5,500, $5,400 and $4,400 for total reportable segments.

b)	This category includes diamond engagement rings and wedding bands marketed to brides and grooms. Most sales in this category are of items containing diamonds. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 6% of sales. The average price of merchandise sold in 2012, 2011 and 2010 in this category was approximately $3,800, $3,800 and $3,400 for total reportable segments.

c)

This category generally consists of non-gemstone, sterling silver (approximately 70% of the category in 2012), gold or RUBEDO® metal (beginning in 2012) jewelry, although small gemstones are used as accents in some pieces. RUBEDO® metal is an alloy composed of copper, gold and silver which was developed by the Company. This category does not include jewelry that bears a designer’s name. The average price of merchandise sold in 2012, 2011 and 2010 in this category was approximately $260, $250 and $220 for total reportable segments. d) This category generally consists of platinum, gold and sterling silver jewelry (approximately 40% of the category in 2012), some of which contains diamonds, other gemstones or a combination of both. This category includes only items that bear the name of and are attributed to one of the Company’s “named” designers: Elsa Peretti, Paloma Picasso and Frank Gehry (refer to “MATERIAL DESIGNER LICENSE” below). The average price of merchandise sold in 2012, 2011 and 2010 in this category was approximately $490, $470 and $410 for total reportable segments.

Certain reclassifications within the jewelry categories have been made to the prior years’ amounts to conform to the current year category presentation.

ADVERTISING, MARKETING, PUBLIC AND MEDIA RELATIONS

The Company regularly advertises, primarily in newspapers and magazines, and increasingly through digital media. Public and media relations activities are also significant to the Company’s business. The Company engages in a program of media activities and marketing events to maintain consumer awareness of the Brand and TIFFANY & CO. products, as well as publishes its well-known Blue Book to showcase its high-end jewelry. In 2012, 2011 and 2010, the Company spent $242,524,000, $234,050,000 and $197,597,000, representing 6.4% of worldwide net sales in all three years, on advertising, marketing, public and media relations, which include costs for media, production, catalogs, Internet, visual merchandising (in-store and window displays), events and other related items.

TIFFANY & CO.

In addition, management believes that the Brand is enhanced by a program of charity sponsorships, grants and merchandise donations. The Company also makes donations to The Tiffany & Co. Foundation, a private foundation organized to support 501(c)(3) charitable organizations. The efforts of this Foundation are concentrated in environmental conservation, urban parks and support for the decorative arts.

TRADEMARKS

The designations TIFFANY® and TIFFANY & CO.® are the principal trademarks of Tiffany, and also serve as tradenames. Through its subsidiaries, the Company has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO., as well as the TIFFANY BLUE BOX® and the color TIFFANY BLUE® for a variety of product categories in the U.S. and in other countries.

Tiffany maintains a program to protect its trademarks and institutes legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products.

Tiffany has been generally successful in such actions and management considers that the Company’s worldwide trademark rights in TIFFANY and TIFFANY & CO. are strong. However, use of the designation TIFFANY by third parties on unrelated goods or services, frequently transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action.

Tiffany actively pursues those who produce or sell counterfeit TIFFANY & CO. goods through civil action and cooperation with criminal law enforcement agencies. However, counterfeit TIFFANY & CO. goods remain available in many markets because it is not possible or cost-effective to eradicate the problem. The cost of enforcement is expected to continue to rise. In recent years, there has been an increase in the availability of counterfeit goods, predominantly silver jewelry, in various markets by street vendors and small retailers and on the Internet. Tiffany has responded to Internet counterfeiting by engaging investigators and counsel to monitor the Internet and taking various actions to stop infringing activity, including sending cease and desist letters, initiating civil proceedings and participating in joint actions and anti-counterfeiting programs with other like-minded third party rights holders.

Despite the general fame of the TIFFANY and TIFFANY & CO. name and mark for the Company’s products and services, Tiffany is not the sole person entitled to use the name TIFFANY in every category of use in every country of the world; for example, third parties have registered the name TIFFANY in the U.S. in the food services category, and in a number of foreign countries in respect of certain product categories (including, in a few countries, the categories of food, cosmetics, jewelry, clothing and tobacco products) under circumstances where Tiffany’s rights were not sufficiently clear under local law, and/or where management concluded that Tiffany’s foreseeable business interests did not warrant the expense of legal action.

MATERIAL DESIGNER LICENSE

Since 1974, Tiffany has been the sole licensee for the intellectual property rights necessary to make and sell jewelry and other products designed by Elsa Peretti and bearing her trademarks. The designs of Ms. Peretti accounted for 10% of the Company’s worldwide net sales in 2012, 2011 and 2010.

TIFFANY & CO.

In December 2012, Tiffany entered into an Amended and Restated Agreement (the “Agreement”) with Ms. Peretti. Pursuant to the Agreement, which largely reflects the long-standing rights and marketing and royalty obligations of the parties, Ms. Peretti granted Tiffany an exclusive license, in all of the countries in which Peretti-designed jewelry and products are currently sold, to make, have made, advertise and sell these items. Ms. Peretti continued to retain ownership of the copyrights for her designs and her trademarks and remains entitled to exercise approval and consultation rights with respect to important aspects of the promotion, display, manufacture and merchandising of the products made in accordance with her designs. Under and in accordance with the terms set forth in the Agreement, Tiffany is required to display the licensed products in stores, to devote a portion of its advertising budget to the promotion of the licensed products, to pay royalties to Ms. Peretti for the licensed products sold, to increase the inventory of non-jewelry licensed products (such as tabletop products) to approximately $8,000,000 and to take certain actions to protect the use and registration of Ms. Peretti’s copyrights and trademarks.

The Agreement has a term of 20 years and is binding upon Ms. Peretti, her heirs, estate, trustees and permitted assignees. During the term of the Agreement, Ms. Peretti may not sell, lease or otherwise dispose of her copyrights and trademarks unless the acquiring party expressly agrees with Tiffany to be bound by the provisions of the Agreement. The Agreement is terminable by Ms. Peretti only in the event of a material breach by Tiffany (subject to a cure period) or upon a change of control of Tiffany or the Company. It is terminable by Tiffany only in the event of a material breach by Ms. Peretti or following an attempt by Ms. Peretti to revoke the exclusive license (subject, in each case, to a cure period).

MERCHANDISE PURCHASING, MANUFACTURING AND RAW MATERIALS

Tiffany produces jewelry in New York, Rhode Island and Kentucky, and silver hollowware in New Jersey. Other subsidiaries of the Company process, cut and polish diamonds at facilities outside the U.S. In total, those manufacturing facilities produce approximately 60% of Tiffany merchandise sold. The balance, including almost all non-jewelry items, is purchased from third parties. The Company may increase the percentage of internally-manufactured jewelry in the future, but it is not expected that Tiffany will ever manufacture all of its needs. Factors considered by management in its decision to use third party manufacturers include product quality, gross margin, access to or mastery of various jewelry-making skills and technology, support for alternative capacity and the cost of capital investments.

Rough and Polished Diamonds. Of the world’s largest diamond producing countries, the vast majority of diamonds purchased by Tiffany originate from Australia, Botswana, Canada, Namibia, Russia, Sierra Leone and South Africa. The Company has established diamond processing operations that purchase, sort, cut and/or polish rough diamonds for use by Tiffany. The Company has such operations in Belgium, Botswana, Mauritius, Namibia, South Africa and Vietnam. Operations in Botswana, Namibia and South Africa are conducted through companies in which third parties own minority interests. In Namibia and South Africa, a single third party owns a minority interest while in Botswana, two third parties own minority interests. Tiffany maintains a relationship and has an arrangement with these third parties in each of those countries, although the Company may choose to supplement its current operations with alternative mine operators from time to time. The Company’s operations in Botswana, Namibia and South Africa allow it to access rough diamond allocations reserved for local manufacturers.

In order to acquire rough diamonds, the Company must purchase mixed assortments of rough diamonds. It is thus necessary to purchase some rough diamonds that cannot be cut and polished to meet Tiffany’s quality standards and that must be sold to third parties; such sales are reported

TIFFANY & CO.

in the Other non-reportable segment. To make such sales, the Company charges a market price and is, therefore, unable to earn a significant profit, if any, above its original cost. Sales of rough diamonds in the Other non-reportable segment have had and will continue to have the effect of reducing the Company’s overall gross margins.

The Company will, from time to time, secure supplies of rough diamonds by agreeing to purchase a defined portion of a mine’s output at the market price prevailing at the time of production. Management anticipates that it will purchase approximately $200,000,000 of rough diamonds in 2013 under such agreements. The Company will also purchase rough diamonds from other suppliers, although it has no contractual obligations to do so. In certain instances, the Company has provided loans to, or made equity investments in, mining projects in order to secure diamond supplies. The Company may continue to do so.

In recent years, approximately 50%—60% (by dollar value) of the polished diamonds used in jewelry have been produced from rough diamonds that the Company has purchased. The balance of Tiffany’s needs for polished diamonds have been purchased from polishers or polished diamond dealers. It is the Company’s intention to continue to supply the majority of Tiffany’s needs for diamonds by purchasing and polishing rough diamonds.

The Company purchases polished diamonds principally from five key vendors. The Company generally enters into purchase orders for fixed quantities with its polished diamond vendors. These relationships may be terminated at any time by either party; but such a termination would not discharge either party’s obligations under unfulfilled purchase orders accepted prior to the termination. However, were trade relations between the Company and one or more of these vendors to be disrupted, the Company’s sales could be adversely affected in the short term until alternative supply arrangements could be established.

Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 55%, 55% and 52% of Tiffany’s worldwide net sales in 2012, 2011 and 2010. Products containing one or more diamonds of one carat or larger accounted for 13%, 14% and 12% of worldwide net sales in each of those years.

Conflict Diamonds. Media attention has been drawn to the issue of “conflict” or “blood” diamonds. These terms are used to refer to diamonds extracted from war-torn geographic regions and sold by rebel forces to fund insurrection. Allegations have also been made that trading in such diamonds supports terrorist activities. Management believes that it is not possible in most purchasing scenarios to distinguish conflict diamonds from diamonds produced in other regions once they have been polished. Therefore, concerned participants in the diamond trade, including Tiffany and nongovernment organizations, such as the Responsible Jewellery Council of which Tiffany is a member, seek to exclude such diamonds, which represent a small fraction of the world’s supply, from legitimate trade through an international system of certification and legislation known as the Kimberley Process Certification Scheme. All rough diamonds the Company buys must be accompanied by a Kimberley Process certificate when exported from the producing country and all subsequent trades of rough and polished diamonds must conform to a system of warranties that references the aforesaid scheme. It is not expected that such efforts will substantially affect the supply of diamonds. Concerns over human rights abuses in Zimbabwe underscore that the aforementioned system does not control diamonds produced in state-sanctioned mines under poor working conditions. Tiffany has informed its vendors that the Company does not intend to purchase Zimbabwean-produced diamonds.

The Diamond Trading Company (“DTC”). The supply and price of rough and polished diamonds in the principal world markets have been and continue to be influenced by the DTC, an affiliate of the

TIFFANY & CO.

De Beers Group. Over the past decade, the DTC’s historical ability to control worldwide production has been significantly diminished due to its lower share of worldwide production, changing policies in diamond-producing countries and revised contractual arrangements with third-party mine operators. As such, although the market share of the DTC has diminished, the DTC continues to supply a meaningful portion of the world market for rough, gem-quality diamonds.

The DTC continues to exert influence on the demand for polished diamonds through the requirements it imposes on those (“sightholders”) who purchase rough diamonds from the DTC. Some, but not all, of Tiffany’s suppliers are DTC sightholders and it is estimated that a significant portion of the diamonds that Tiffany has purchased have had their source with the DTC. The Company is a DTC sightholder for rough diamonds through its operations in Belgium and joint ventures (see Rough and Polished Diamonds above).

Worldwide Availability and Price of Diamonds. The availability and price of diamonds are dependent on a number of factors, including global consumer demand, the political situation in diamond-producing countries, the opening of new mines, the continuance of the prevailing supply and marketing arrangements for rough diamonds and levels of industry liquidity. In recent years, there has been substantial volatility in the prices of both rough and polished diamonds. Prices for rough diamonds do not necessarily reflect current demand for polished diamonds.

Sustained interruption in the supply of diamonds, an overabundance of supply or a substantial change in the marketing arrangements described above could adversely affect Tiffany and the retail jewelry industry as a whole. Changes in the marketing and advertising spending of the DTC and its direct purchasers could affect consumer demand for diamonds.

The Company purchases conflict-free rough and polished fine white diamonds, in the color ranges D through I. Management does not foresee a shortage of diamonds in this color range in the short term but believes that rising demand will eventually create such a shortage, and lead to higher prices, unless new mines are developed.

Manufactured Diamonds. Manufactured diamonds are produced in small but growing quantities. Although significant questions remain as to the ability of producers to produce manufactured diamonds economically within a full range of sizes and natural diamond colors, and as to consumer acceptance of manufactured diamonds, manufactured diamonds may someday become a larger factor in the market. Should manufactured diamonds be offered in significant quantities, the supply of and price for natural diamonds may be affected. Tiffany does not intend to sell manufactured diamonds.

Purchases of Other Polished Gemstones and Precious Metals. Other polished gemstones and precious metals used in making Tiffany’s jewelry are purchased from a variety of sources. Most purchases are from suppliers with which Tiffany enjoys long-standing relationships.

Tiffany generally enters into purchase orders for fixed quantities with other polished gemstone and precious metals vendors. These relationships may be terminated at any time by either party; such termination would not discharge either party’s obligations under unfulfilled purchase orders accepted prior to the termination.

Tiffany purchases precious metals for use in its internal manufacturing operations and for use by third party manufacturers contracted to supply Tiffany merchandise. While Tiffany may supply precious metals to a manufacturer, Tiffany cannot determine, in all circumstances, whether the finished goods provided by such manufacturer were actually produced with Tiffany-supplied

TIFFANY & CO.

precious metals. Additionally, not all precious metals used by third-party vendors or in Tiffany’s own manufacturing operations are sourced from a single mine or refinery.

In recent years, there has been substantial volatility in the prices of precious metals.

Tiffany believes that there are numerous alternative sources for other polished gemstones and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.

Finished Jewelry. Finished jewelry is purchased from approximately 60 manufacturers, most of which have long-standing relationships with Tiffany. However, Tiffany does not enter into long-term supply arrangements with its finished goods vendors. Tiffany does enter into written blanket purchase order agreements with nearly all of its finished goods vendors. These relationships may be terminated at any time by either party; such termination would not discharge either party’s obligations under unfulfilled purchase orders accepted prior to termination. The blanket purchase order agreements establish non-price terms by which Tiffany may purchase and by which vendors may sell finished goods to Tiffany. These terms include payment terms, shipping procedures, product quality requirements, merchandise specifications and vendor social responsibility requirements. Tiffany actively seeks alternative sources for its top-selling jewelry items to mitigate any potential disruptions in supply. However, due to the craftsmanship involved in a small number of designs, Tiffany may have difficulty finding readily available alternative suppliers for those jewelry designs in the short term.

Watches. Prior to 2007, the Company arranged for the production of TIFFANY & CO. brand watches with various third party Swiss component manufacturers and assemblers. In 2007, the Company entered into a 20-year license and distribution agreement with the Swatch Group for the manufacture and distribution of TIFFANY & CO. brand watches. (See “Item 3. Legal Proceedings” for additional information regarding the current arbitration proceeding between both parties.) Under the agreement, the Swatch Group incorporated a new watchmaking company in Switzerland for the design, engineering, manufacturing, marketing, distribution and service of TIFFANY & CO. brand watches. This watchmaking company is wholly-owned and controlled by the Swatch Group but is authorized by Tiffany to use certain trademarks owned by Tiffany and operate under the TIFFANY & CO. name as Tiffany Watch Co., Ltd. Under the agreement, Tiffany and its affiliated companies may only purchase TIFFANY & CO. brand watches from the Swatch Group. The distribution of TIFFANY & CO. watches is made through the Company’s stores, the Swatch Group distribution network via the Swatch Group’s affiliates, the Swatch Group’s retail facilities and third-party distributors. This arrangement resulted in royalty revenue to the Company from the Swatch Group that has not been significant in any year. TIFFANY & CO. brand watches sold in the Company’s stores constituted 1% of worldwide net sales in 2012, 2011 and 2010.

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

TIFFANY & CO.

beauty of the diamonds, but which also increase the Company’s cost. The Company competes in this market by stressing quality.

SEASONALITY

As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

EMPLOYEES

As of January 31, 2013, the Company employed an aggregate of approximately 9,900 full-time and part-time persons. Of those employees, approximately 5,100 are employed in the United States.

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

As is the case for any retailer, the Registrant’s success in achieving its objectives and expectations is dependent upon general economic conditions, competitive conditions and consumer attitudes. However, certain factors are specific to the Registrant and/or the markets in which it operates. The following “risk factors” are specific to the Registrant; these risk factors affect the likelihood that the Registrant will achieve the financial objectives and expectations communicated by management:

(i) Challenging global economic conditions and related low levels of consumer confidence over a prolonged period of time could adversely affect the Registrant’s sales.

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

TIFFANY & CO.

Many of the Registrant’s competitors may react to any declines in consumer confidence by reducing retail prices and promoting such reductions; such reductions and/or inventory liquidations can have a short-term adverse effect on the Registrant’s sales, especially given the Registrant’s policy of not engaging in price promotional activity.

The Registrant has invested in and operates a significant number of stores in the greater China region and anticipates significant further expansion. Should the Chinese economy continue to experience an economic slowdown, the sales and profitability of stores in the greater China region as well as stores in other markets that serve Chinese tourists could be further affected.

Uncertainty surrounding the current global economic environment makes it more difficult for the Registrant to forecast operating results. The Registrant’s forecasts employ the use of estimates and assumptions. Actual results could differ from forecasts, and those differences could be material.

(ii) Sales may decline or remain flat in the Registrant’s fourth fiscal quarter, which includes the Holiday selling season.

The Registrant’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and a higher percentage of annual net earnings. Poor sales results during the Registrant’s fourth quarter would have a material adverse effect on the Registrant’s sales and profits and would result in higher inventories.

(iii) The Registrant conducts significant operations outside the United States, and the risks of doing business internationally could increase its costs, reduce its profits or disrupt its business.

The Registrant generates a majority of its worldwide net sales outside the United States. In addition, it has foreign manufacturing operations, maintains investments in, and provides loans to, foreign business and relies to an extent on foreign third party vendors and suppliers. As a result, the Registrant is subject to the risks of doing business outside the United States, including:

•	the laws, regulations and policies of foreign governments relating to investments, loans and operations, the costs or desirability of complying with local practices and customs and the impact of various anti-corruption and other laws affecting the activities of U.S. companies abroad;

•	potential negative consequences from changes in taxation policies or currency restructurings;

•	import and export licensing requirements and regulations, as well as unforeseen changes in regulatory requirements;

•	economic instability in foreign countries;

•	the difficulty of managing an organization doing business in many jurisdictions;

•	uncertainties as to enforcement of certain contract and other rights;

•	the potential for rapid and unexpected changes in government, economic and political policies, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation; and

•	inventory risk exposures related to providing raw materials to foreign vendors.

While these factors and the effect of these factors are difficult to predict, any one or more of them could lower the Registrant’s revenues, increase its costs, reduce its profits or disrupt its business.

TIFFANY & CO.

(iv) Regional instability and conflict could disrupt tourist travel and local consumer spending.

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

(v) Weakening foreign currencies may negatively affect the Registrant’s sales and profitability.

The Registrant operates retail stores in various countries outside of the U.S. and, as a result, is exposed to market risk from fluctuations in foreign currency exchange rates. In 2012, sales in countries outside of the U.S. in aggregate represented more than half of the Registrant’s net sales and earnings from operations, of which Japan represented 17% of the Registrant’s net sales and 29% of the Registrant’s earnings from operations. In order to maintain its worldwide relative pricing structure, a substantial weakening of foreign currencies against the U.S. dollar would require the Registrant to raise its retail prices or reduce its profit margins in various locations outside of the U.S. Consumers in those markets may not accept significant price increases on the Registrant’s goods; thus, there is a risk that a substantial weakening of foreign currencies would result in reduced sales and profitability.

The results of the operations of the Registrant’s international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars during the process of financial statement consolidation. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions would decrease consolidated net sales and profitability.

In addition, a weakening in foreign currency exchange rates may create disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Registrant operates retail stores which could adversely affect the Registrant’s net sales and profitability.

(vi) Volatile global economic conditions may have a material adverse effect on the Registrant’s liquidity and capital resources.

The global economy and the credit and equity markets have undergone significant disruption in recent years. Any prolonged economic weakness could have an adverse effect on the Registrant’s cost of borrowing, could diminish its ability to service or maintain existing financing and could make it more difficult for the Registrant to obtain additional financing or to refinance existing long-term obligations. In addition, any significant deterioration in the stock market could negatively affect the valuation of pension plan assets and result in increased minimum funding requirements.

(vii) Changes in the Registrant’s product or geographic sales mix could affect the Registrant’s profitability.

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

TIFFANY & CO.

(viii) Changes in costs of diamonds and precious metals or reduced supply availability may adversely affect the Registrant’s ability to produce and sell products at desired profit margins.

Most of the Registrant’s jewelry and non-jewelry offerings are made with diamonds, gemstones and/or precious metals. Acquiring diamonds is difficult because of limited supply and Tiffany may not be able to maintain a comprehensive selection of diamonds in each retail location due to the broad assortment of sizes, colors, clarity grades and cuts demanded by customers. A significant change in the costs or supply of these commodities could adversely affect the Registrant’s business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial increase or decrease in the cost or supply of raw materials and/or high-quality rough and polished diamonds within the quality grades, colors and sizes that customers demand could affect, negatively or positively, customer demand, sales and gross profit margins.

If trade relationships between the Registrant and one or more of its significant vendors were disrupted, the Registrant’s sales could be adversely affected in the short-term until alternative supply arrangements could be established.

(ix) The Registrant may be unable to lease sufficient space for its retail stores in prime locations.

The Registrant, positioned as a luxury goods retailer, has established its retail presence in choice store locations. If the Registrant cannot secure and retain locations on suitable terms in prime and desired luxury shopping locations, its expansion plans, sales and profits will be jeopardized. In Japan, many of the retail locations are within department stores. TIFFANY & CO. stores located in department stores in Japan represented 82% of net sales in Japan and 13% of worldwide net sales in 2012. In recent years, the Japanese department store industry has, in general, suffered declining sales and there is a risk that such financial difficulties will force further consolidations or store closings. Should one or more Japanese department store operators elect or be required to close one or more stores now housing a TIFFANY & CO. store, the Registrant’s sales and profits would be reduced while alternative premises were being obtained. The Registrant’s commercial relationships with department stores in Japan, and their abilities to continue as leading department store operators, have been and will continue to be substantial factors affecting the Registrant’s business in Japan.

(x) The value of the TIFFANY & CO. trademark could decline due to the sale of counterfeit merchandise by infringers.

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

TIFFANY & CO.

(xi) The Registrant’s business is dependent upon the distinctive appeal of the TIFFANY & CO. brand.

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

In addition, adverse publicity regarding TIFFANY & CO. products or in respect of Tiffany’s third party vendors or the diamond or jewelry industry, and any media coverage resulting there from, may harm the TIFFANY & CO. brand and reputation, cause a loss of consumer confidence in the TIFFANY & CO. brand and the industry, and negatively effect the Registrant’s results of operations. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such incidents.

(xii) If diamond mining and exploration companies, to which the Registrant or its subsidiaries have provided financing, were to experience financial difficulties, those funds might not be recovered, which would reduce the Registrant’s profits and could result in the Registrant losing access to the mine’s output.

The Registrant and its subsidiaries may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase mining output. As of January 31, 2013, the carrying amount of receivables was $66,963,000 under these arrangements. Mining operations are inherently risky, and there is no assurance that the diamond mining and exploration companies under these arrangements will be able to meet their obligations to the Registrant. If a diamond mining or exploration company defaults under these financings, the Registrant would be required to take a period charge in respect of all or a portion of the financing, which would affect the Registrant’s profits. Additionally, the Registrant could lose access to the mine’s output under the related supply agreements. The Registrant has experienced such situations in the past.

(xiii) A significant privacy breach of the Registrant’s information systems could affect its business.

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

(xiv) The loss, or a prolonged disruption in the operation, of the Registrant’s centralized distribution centers could adversely affect its business and operations.

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

The Registrant leases its various store premises (other than the New York Flagship store) under arrangements that generally range from 3 to 10 years. The following table provides information on the number of locations and square footage of Company-operated TIFFANY & CO. stores as of January 31, 2013:

	Total Stores	Total Gross Retail Square Footage	Gross Retail Square Footage Range	Average Gross Retail Square Footage
Americas:
New York Flagship	1	45,500	45,500	45,500
Other stores	114	647,400	500 – 17,600	5,700
Asia-Pacific	66	169,000	700 – 12,800	2,600
Japan:
Tokyo Ginza	1	12,000	12,000	12,000
Other stores	54	132,600	900 – 7,500	2,500
Europe:
London Old Bond Street	1	22,400	22,400	22,400
Other stores	33	94,800	600 – 7,100	2,900
Other	5	7,100	400 – 3,600	1,400

Total	275	1,130,800	400 – 45,500	4,100

In the Americas, Tiffany’s U.S. stores over the years have evolved toward smaller-sized formats, as a result of more effective use of space, visual merchandising and inventory replenishment. Most new stores opened in the past three years have ranged from 3,000 – 4,000 gross square feet, and management currently expects that new U.S. stores to be opened in 2013 and beyond will likely be in that approximate size range. In addition, management currently does not anticipate any meaningful change in future store sizes or formats for locations outside the U.S. The Company is also renovating stores to provide updated aesthetics, as well as to optimize store layouts and increase the percentage of selling space.

NEW YORK FLAGSHIP STORE

The Company owns the building housing the New York Flagship store at 727 Fifth Avenue, which was designed to be a retail store for Tiffany and is well located for this function. Currently, approximately 45,500 gross square feet of this 124,000 square foot building are devoted to retail sales, with the balance devoted to administrative offices, certain product services, jewelry manufacturing and storage. Tiffany’s New York Flagship store is the focal point for marketing and public relations efforts. Retail sales in the New York Flagship store represented 8% of worldwide net sales in 2012, 2011 and 2010.

TIFFANY & CO.

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

MANUFACTURING FACILITIES

Tiffany owns and operates jewelry manufacturing facilities in Cumberland, Rhode Island, Mount Vernon, New York and Lexington, Kentucky and leases a jewelry manufacturing facility in Pelham, New York. That lease expires in 2023. The owned and leased facilities total approximately 195,000 square feet.

The Company leases facilities in Belgium, South Africa and Mauritius and owns the facilities in Botswana, Namibia and Vietnam (although the land in Namibia and Vietnam is leased) that sort, cut and/or polish rough diamonds for use by Tiffany. These facilities total approximately 190,000 square feet and the lease expiration dates range from 2013 to 2051.

Item 3.	Legal Proceedings.

On June 24, 2011, The Swatch Group Ltd. (“Swatch”) and its wholly-owned subsidiary Tiffany Watch Co. (“Watch Company”; Swatch and Watch Company, together, the “Swatch Parties”), initiated an arbitration proceeding against the Registrant and its wholly-owned subsidiaries Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the “Tiffany Parties”) seeking damages for alleged breach of agreements entered into by and among the Swatch Parties and the Tiffany Parties that came into effect in December 2007 (the “Agreements”). The Agreements pertain to the development and commercialization of a watch business and, among other things, contained various licensing and governance provisions and approval requirements relating to business, marketing and branding plans and provisions allocating profits relating to sales of the watch business between the Swatch Parties and the Tiffany Parties.

All claims and counterclaims between and among the Swatch Parties and the Tiffany Parties under the Agreements will be determined through a confidential arbitration (the “Arbitration”). The Arbitration is pending before a three-member arbitral panel (the “Panel”) convened pursuant to the Arbitration Rules of the Netherlands Arbitration Institute in the Netherlands.

On September 12, 2011, the Swatch Parties publicly issued a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties.

TIFFANY & CO.

On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $80,000,000 at January 31, 2013) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,100,000,000 at January 31, 2013) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit and has defended vigorously and (together with the other Tiffany Parties) filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties disputed both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $132,000,000 at January 31, 2013) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $593,000,000 at January 31, 2013) (calculated based on future lost profits of the Tiffany Parties).

The arbitration hearing was held in October 2012. At the hearing, witnesses were examined and the Panel ordered additional briefs and submissions to complete the record. The record was completed in mid-February 2013, and the Panel will issue its decision at an undetermined future date. It is possible that the Panel will find neither the Swatch Parties nor the Tiffany Parties to be in material breach of their respective obligations under the Agreements; should that be the conclusion of the Panel, both sides have asked the Panel to determine that the Agreements be deemed terminated as of October 1, 2013.

Management has not included any accrual in the consolidated financial statements for the year ended January 31, 2013 related to the Arbitration as a result of its assessment that an award of damages to the Swatch Parties in the Arbitration is not probable. If the Swatch Parties’ claims were accepted on their merits, the damages award cannot be reasonably estimated at this time but could have a material adverse effect on the Registrant’s consolidated financial statements or liquidity.

If, as requested by both parties, the Arbitration tribunal determines that the Agreements should be terminated, the Tiffany Parties will need to make new arrangements to manufacture TIFFANY & CO. brand watches. Moreover, if the Company determines that it wishes to distribute such watches through third party retailers, it will have to make arrangements to do so because the Swatch Parties will no longer be responsible for such distribution. Royalties payable to the Tiffany Parties by Watch Company under the Agreements have not been significant in any year. Watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2012, 2011 and 2010.

In addition, the Registrant and Tiffany are from time to time involved in routine litigation incidental to the conduct of Tiffany’s business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of patents and other intellectual property rights by

TIFFANY & CO.

Tiffany, litigation instituted by persons alleged to have been injured upon premises under the Registrant’s control and litigation with present and former employees and customers. Although litigation with present and former employees is routine and incidental to the conduct of Tiffany’s business, as well as for any business employing significant numbers of employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally-protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, the Registrant believes that litigation currently pending to which it or Tiffany is a party or to which its properties are subject will be resolved without any material adverse effect on the Registrant’s financial position, earnings or cash flows.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Registrant’s Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for 2012 were:

	High	Low
First Quarter	$74.20	$63.29
Second Quarter	$69.41	$49.72
Third Quarter	$65.92	$52.76
Fourth Quarter	$66.78	$55.83

On March 19, 2013, the high and low selling prices quoted on such exchange were $69.03 and $67.99. On March 19, 2013, there were 16,533 holders of record of the Registrant’s Common Stock.

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

TIFFANY & CO.

In 2012, a dividend of $0.29 per share of Common Stock was paid on April 10, 2012. On May 17, 2012, the Registrant announced a 10% increase in its regular quarterly dividend rate to a new rate of $0.32 per share of Common Stock which was paid on July 10, 2012, October 10, 2012 and January 10, 2013.

In calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant shown on the cover page of this Annual Report on Form 10-K, 2,478,695 shares of the Registrant’s Common Stock beneficially owned by the executive officers and directors of the Registrant (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered “affiliates” under the provisions of Rule 405 promulgated under the Securities Act of 1933.

The following table contains the Company’s purchases of equity securities in the fourth quarter of 2012:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1, 2012 to November 30, 2012	—	$—	—	$163,794,000
December 1, 2012 to December 31, 2012	—	$—	—	$163,794,000
January 1, 2013 to January 31, 2013	—	$—	—	$163,794,000
TOTAL	—	$—	—	$163,794,000

In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. In January 2013, the Board of Directors extended the expiration date of the 2011 Program to January 31, 2014.

TIFFANY & CO.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data, certain of which have been derived from the Company’s consolidated financial statements for fiscal years 2008-2012, which ended on January 31 of the following calendar year:

(in thousands, except per share amounts, percentages, ratios, stores and employees)	2012	2011	2010	2009	2008
EARNINGS DATA
Net sales	$3,794,249	$3,642,937	$3,085,290	$2,709,704	$2,848,859
Gross profit	2,163,284	2,151,154	1,822,278	1,530,219	1,646,442
Selling, general & administrative expenses	1,466,067	1,442,728	1,227,497	1,089,727	1,153,944
Net earnings from continuing operations	416,157	439,190	368,403	265,676	232,155
Net earnings	416,157	439,190	368,403	264,823	220,022
Net earnings from continuing operations per diluted share	3.25	3.40	2.87	2.12	1.84
Net earnings per diluted share	3.25	3.40	2.87	2.11	1.74
Weighted-average number of diluted common shares	127,934	129,083	128,406	125,383	126,410
BALANCE SHEET AND CASH FLOW DATA
Total assets	$4,630,850	$4,158,992	$3,735,669	$3,488,360	$3,102,283
Cash and cash equivalents	504,838	433,954	681,591	785,702	160,445
Inventories, net	2,234,334	2,073,212	1,625,302	1,427,855	1,601,236
Short-term borrowings and long-term debt (including current portion)	959,272	712,147	688,240	754,049	708,804
Stockholders’ equity	2,611,318	2,348,905	2,177,475	1,883,239	1,588,371
Working capital	2,564,997	2,262,998	2,204,632	1,845,393	1,446,812
Cash flows from operating activities	328,290	210,606	298,925	687,199	142,270
Capital expenditures	219,530	239,443	127,002	75,403	154,409
Stockholders’ equity per share	20.57	18.54	17.15	14.91	12.83
Cash dividends paid per share	1.25	1.12	0.95	0.68	0.66
RATIO ANALYSIS AND OTHER DATA
As a percentage of net sales:
Gross profit	57.0%	59.0%	59.1%	56.5%	57.8%
Selling, general & administrative expenses	38.6%	39.6%	39.8%	40.2%	40.5%
Net earnings from continuing operations	11.0%	12.1%	11.9%	9.8%	8.1%
Net earnings	11.0%	12.1%	11.9%	9.8%	7.7%
Capital expenditures	5.8%	6.6%	4.1%	2.8%	5.4%
Return on average assets	9.5%	11.1%	10.2%	8.0%	7.2%
Return on average stockholders’ equity	16.8%	19.4%	18.1%	15.3%	13.3%
Total debt-to-equity ratio	36.7%	30.3%	31.6%	40.0%	44.6%
Dividends as a percentage of net earnings	38.1%	32.5%	32.7%	31.9%	37.4%
Company-operated TIFFANY & CO. stores	275	247	233	220	206
Number of employees	9,900	9,800	9,200	8,400	9,000

TIFFANY & CO.

NOTES TO SELECTED FINANCIAL DATA

Financial information for 2011 includes $42,719,000 of net pre-tax expense ($25,994,000 net after-tax expense, or $0.20 per diluted share after tax) associated with the relocation of Tiffany’s New York headquarters staff to a single location. This expense is primarily related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income as well as the acceleration of the useful lives of certain property and equipment, incremental rent during the transition period and lease termination payments.

Financial information for 2010 includes the following amounts, totaling $17,635,000 of net pre-tax expense ($7,672,000 net after-tax expense, or $0.06 per diluted share after tax):

•	$17,635,000 pre-tax expense associated with the relocation of Tiffany’s New York headquarters staff to a single location. This expense is primarily related to the acceleration of the useful lives of certain property and equipment and incremental rent during the transition period; and

•	$3,096,000 net income tax benefit primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations.

Financial information for 2009 includes the following amounts, totaling $442,000 of net pre-tax income ($10,456,000 net after-tax income, or $0.08 per diluted share after tax):

•	$4,000,000 pre-tax expense related to the termination of a third-party management agreement;

•	$4,442,000 pre-tax income in connection with the assignment to an unrelated third party of the Tahera Diamond Corporation note receivable previously impaired in 2007; and

•	$11,220,000 income tax benefit associated with the settlement of certain tax audits and the expiration of statutory periods.

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

Management employs a multi-channel distribution strategy and intends to expand distribution by adding stores in both new and existing markets, and by launching e-commerce websites in new markets. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the Brand, but believes that there are a significant number of potential worldwide locations remaining that meet the requirements of the Brand.

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

Management’s long-term objective is to improve operating margin through greater efficiencies in product sourcing, manufacturing and distribution as well as by controlling selling, general and administrative expenses and enhancing productivity through sales leverage on fixed costs so that sales growth can generate a higher rate of earnings growth.

•	To maintain an active product development program.

The Company continues to invest in product development in order to introduce new design collections and expand existing lines.

TIFFANY & CO.

•	To maintain substantial control over product supply through direct diamond sourcing and internal jewelry manufacturing.

The Company’s diamond processing operations purchase, sort, cut and/or polish rough diamonds for use in merchandise. The Company will continue to seek additional sources of diamonds which, combined with its internal manufacturing operations, are intended to secure adequate product supplies and favorable costs.

•	To provide superior customer service.

Maintaining the strength of the Brand requires that the Company make superior customer service a top priority, which it achieves by employing highly qualified sales and customer service professionals and enhancing ongoing training programs.

2012 SUMMARY

•	Worldwide net sales increased 4% to $3,794,249,000 due to growth in all segments. On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales in 2012 increased 5% and comparable store sales increased 1%.

•	The Company added a net of 28 TIFFANY & CO. stores (13 in the Americas, 8 in Asia-Pacific, 2 in Europe and 5 in the United Arab Emirates (“U.A.E.”)).

•	Operating margin decreased 1.0 percentage point. Excluding charges (primarily within selling, general and administrative expenses) of $42,719,000 in 2011 associated with Tiffany’s relocation of its New York headquarters staff to a single location, operating margin decreased 2.2 percentage points in 2012 due to a decline in gross margin.

•	Net earnings decreased 5% to $416,157,000, or $3.25 per diluted share. Excluding nonrecurring charges (see “Non-GAAP Measures” below), net earnings declined 11%.

•	In May 2012, the Board of Directors approved a 10% increase in the quarterly dividend rate on the Company’s Common Stock increasing the annual dividend rate to $1.28 per share.

•	Free cash flow (see “Non-GAAP Measures” below) improved to an inflow of $108,760,000 in 2012, as compared to an outflow of $28,837,000 in 2011, primarily due to a decelerating rate of inventory growth.

•	In July 2012, the Company issued $250,000,000 of 4.40% Senior Notes. Additionally, the Company increased the commitments under each of the Company’s three-year and five-year credit facilities from $200,000,000 to $275,000,000 resulting in a total borrowing capacity of $550,000,000 under the Company’s two principal credit facilities.

TIFFANY & CO.

RESULTS OF OPERATIONS

Non-GAAP Measures

The Company reports information in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The Company’s management does not, nor does it suggest that investors should, consider non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The Company presents such non-GAAP financial measures in reporting its financial results to provide investors with an additional tool to evaluate the Company’s operating results.

Net Sales. The Company’s reported sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar. Internally, management monitors its sales performance on a non-GAAP basis that eliminates the positive or negative effects that result from translating sales made outside the U.S. into U.S. dollars (“constant-exchange-rate basis”). Management believes this constant-exchange-rate basis provides a more representative assessment of sales performance and provides better comparability between reporting periods. The following table reconciles sales percentage increases (decreases) from the GAAP to the non-GAAP basis versus the previous year:

	2012			2011
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	4%	(1)%	5%	18%	3%	15%
Americas	2	—	2	15	1	14
Asia-Pacific	8	—	8	36	5	31
Japan	4	(2)	6	13	10	3
Europe	3	(4)	7	17	5	12
Comparable Store Sales:
Worldwide	—%	(1)%	1%	16%	3%	13%
Americas	(2)	—	(2)	13	—	13
Asia-Pacific	3	1	2	31	4	27
Japan	4	(3)	7	13	9	4
Europe	(2)	(4)	2	10	4	6

TIFFANY & CO.

Statement of Earnings. Internally, management monitors its statement of earnings excluding non-recurring items. Management believes excluding such items presents the Company’s results on a more comparable basis to the corresponding period in the prior year, thereby providing investors with an additional perspective to analyze the results of operations of the Company. The following table reconciles GAAP amounts to non-GAAP amounts:

(in thousands)	GAAP	New York Headquarters Staff Relocation (decrease)/increase		Non-GAAP
Year Ended January 31, 2012
Selling, general and administrative expenses	$1,442,728	$(42,506)		$1,400,222
Earnings from operations	708,426	42,719	[a]	751,145
Net earnings	439,190	25,994		465,184

[a]

On a pre-tax basis includes charges of $213,000 within cost of sales and $42,506,000 within selling, general and administrative expenses for the year ended January 31, 2012 associated with Tiffany’s consolidation of its New York headquarters staff within one location.

Free Cash Flow. Internally, management monitors its cash flow on a non-GAAP basis as the ability to generate free cash flow demonstrates how much cash a company has available for discretionary and non-discretionary items after deduction of capital expenditures. The Company’s operations require regular capital expenditures for the opening, renovation and expansion of stores and distribution and manufacturing facilities as well as ongoing investments in information technology. Management believes this provides a more representative assessment of operating cash flows. The following table reconciles GAAP net cash provided by operating activities to non-GAAP free cash flows:

	Years Ended January 31,
(in thousands)	2013	2012
Net cash provided by operating activities	$328,290	$210,606
Less: Capital expenditures	219,530	239,443

Free cash inflow (outflow)	$108,760	$(28,837)

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

TIFFANY & CO.

Net Sales

Net sales by segment were as follows:

(in thousands)	2012	2011	2010	2012 vs. 2011 % Change	2011 vs. 2010 % Change
Americas	$1,839,969	$1,805,783	$1,574,571	2%	15%
Asia-Pacific	810,420	748,214	549,197	8	36
Japan	639,185	616,505	546,537	4	13
Europe	432,167	421,141	360,831	3	17
Other	72,508	51,294	54,154	41	(5)

	$3,794,249	$3,642,937	$3,085,290	4%	18%

Americas. Americas currently includes sales in 115 TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain of those markets through business-to-business, Internet, catalog and wholesale operations. Americas represented 48%, 50% and 51% of worldwide net sales in 2012, 2011 and 2010, of which the New York Flagship store represented 8% of worldwide net sales in those same periods.

In 2012, total sales in the Americas increased $34,186,000, or 2%, due to an increase in the average price per unit sold partly offset by fewer units sold. Comparable store sales decreased $32,800,000, or 2%, consisting of decreases of 3% in New York Flagship store sales and 2% in comparable branch store sales. Non-comparable store sales grew $56,362,000 and sales of TIFFANY & CO. merchandise to independent distributors increased $3,158,000. On a constant-exchange-rate basis, sales in the Americas increased 2%, and comparable store sales decreased 2%. Combined Internet and catalog sales in the Americas increased $6,946,000, or 4%, due to an increase in the average sales per order.

In 2011, total sales in the Americas increased $231,212,000, or 15%, primarily due to an increase in the average price per unit sold. Comparable store sales increased $175,179,000, or 13%, consisting of increases in both New York Flagship store sales of 20% and comparable branch store sales of 12%. Non-comparable store sales grew $47,743,000. On a constant-exchange-rate basis, sales in the Americas increased 14% and comparable store sales increased 13%. Combined Internet and catalog sales in the Americas increased $10,752,000, or 6%, due to an increase in the average sales per order.

Asia-Pacific. Asia-Pacific currently includes sales in 66 TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations. Asia-Pacific represented 21%, 21% and 18% of worldwide net sales in 2012, 2011 and 2010.

In 2012, total sales in Asia-Pacific increased $62,206,000, or 8%, primarily due to an increase in the number of units sold. Comparable store sales increased $18,374,000, or 3%, non-comparable store sales grew $32,571,000 and sales of TIFFANY & CO. merchandise to independent distributors increased $9,447,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 8% and comparable store sales increased 2% due to geographically broad-based sales growth in most markets.

In 2011, total sales in Asia-Pacific increased $199,017,000, or 36%, due to similar increases in the average price per unit sold and in the number of units sold. Comparable store sales increased $162,989,000, or 31%, and non-comparable store sales increased $23,830,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 31% and comparable store sales increased

TIFFANY & CO.

27% due to geographically broad-based sales growth in most markets, especially in the greater China region.

Japan. Japan currently includes sales in 55 TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations. Japan represented 17%, 17% and 18% of worldwide net sales in 2012, 2011 and 2010.

In 2012, total sales in Japan increased $22,680,000, or 4%, due to an increase in the average price per unit sold partly offset by a decline in the number of units sold. Comparable store sales increased $24,263,000, or 4%. On a constant-exchange-rate basis, Japan sales increased 6% and comparable store sales increased 7%.

In 2011, total sales in Japan increased $69,968,000, or 13%, due to an increase in the average price per unit sold partly offset by a decline in the number of units sold. Comparable store sales increased $67,717,000, or 13%. On a constant-exchange-rate basis, Japan sales increased 3% and comparable store sales increased 4%.

Europe. Europe currently includes sales in 34 TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations. Europe represented 11%, 12% and 12% of worldwide net sales in 2012, 2011 and 2010. The United Kingdom (“U.K.”) represents slightly less than half of European sales.

In 2012, total sales in Europe increased $11,026,000, or 3%, due to an increase in the average price per unit sold partly offset by a decrease in the number of units sold. Comparable store sales decreased $6,929,000, or 2%, non-comparable store sales increased $15,438,000 and direct marketing sales increased $2,679,000. On a constant-exchange-rate basis, sales in Europe increased 7% and comparable store sales increased 2% reflecting growth in most of continental Europe and a modest sales decline in the U.K.

In 2011, total sales in Europe increased $60,310,000, or 17%, due to similar increases in the number of units sold and in the average price per unit sold. Comparable store sales increased $33,021,000, or 10%, and non-comparable store sales increased $20,274,000. On a constant-exchange-rate basis, sales in Europe increased 12% and comparable store sales increased 6% reflecting relatively stronger growth in Continental Europe than in the U.K.

Other. Other consists of all non-reportable segments. Other consists of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and Russia) and beginning in July 2012 retail sales in five TIFFANY & CO. stores in the U.A.E. which were converted from independently-operated wholesale distribution to Company-operated stores. In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs and earnings received from third-party licensing agreements.

In 2012, Other sales increased $21,214,000, or 41%, primarily due to the addition of the five stores in the U.A.E. In 2011, Other sales decreased $2,860,000, or 5%, due to lower wholesale sales of diamonds partly offset by higher sales of TIFFANY & CO. merchandise to independent distributors in emerging markets.

Product Category Information. In 2012, worldwide net sales increased $151,312,000, or 4%, primarily driven by increases of $44,811,000, or 7%, in the statement, fine & solitaire jewelry category (reflecting strong sales of yellow and fancy colored diamond jewelry); $38,534,000, or 3%, in the silver, gold & RUBEDO® metal jewelry category (primarily due to the introduction of the

TIFFANY & CO.

RUBEDO® metal in 2012 partly offset by a decline in silver jewelry); $34,490,000, or 3%, in the engagement jewelry & wedding bands category; and $30,179,000, or 6%, in the designer jewelry category (reflecting sales growth in jewelry designed by Elsa Peretti and Paloma Picasso).

In 2011, worldwide net sales increased $557,647,000, or 18%, primarily driven by increases of $205,433,000, or 24%, in the engagement jewelry & wedding bands category; $121,697,000, or 23%, in the statement, fine & solitaire category (reflecting strong sales of yellow diamond jewelry and statement jewelry); $122,428,000, or 12%, in the silver & gold jewelry category (reflecting strong sales of gold jewelry and modest growth in silver jewelry); and $63,776,000, or 15%, in the designer jewelry category (reflecting sales growth in jewelry designed by Elsa Peretti and Paloma Picasso). The remaining sales increase of $44,313,000, or 16%, in all other product categories was primarily driven by watches and the launch of leather goods.

Store Data. In 2012, the Company added a net of 28 stores: 13 in the Americas (6 in Canada which includes the conversion of 4 department-store locations from independently-operated wholesale distribution to Company-operated stores, 4 in the U.S., 2 in Mexico and 1 in Brazil), 8 in Asia-Pacific (6 in China, 1 in Singapore and 1 in Australia), 2 in Europe (France and the Czech Republic) and 5 stores in the U.A.E. which is included as part of the “Other” non-reportable segment.

In 2011, the Company added a net of 14 stores: 6 in the Americas (3 in the U.S., 2 in Canada and 1 in Brazil), 6 in Asia-Pacific (3 in Korea, 2 in China and 1 in Taiwan), 3 in Europe (Germany, Italy and Switzerland) and a net reduction of one in Japan.

Sales per gross square foot generated by all company-operated stores were approximately $3,000 in 2012, $3,000 in 2011 and $2,600 in 2010.

Gross Margin

	2012	2011	2010
Gross profit as a percentage of net sales	57.0%	59.0%	59.1%

Gross margin (gross profit as a percentage of net sales) decreased by 2.0 percentage points in 2012 largely due to high precious metal and diamond costs, as well as sales mix favoring higher-priced, lower margin products and reduced sales leverage on fixed costs. Sales mix was affected by, among other items, a decline in sales of silver jewelry. Silver jewelry earns a higher margin than the Company’s overall gross margin.

Gross margin decreased by 0.1 percentage point in 2011 primarily due to higher product costs and changes in product mix toward higher-priced jewelry that achieves a lower gross margin partly offset by sales leverage on fixed costs.

Management periodically reviews and adjusts its retail prices when appropriate to address product cost increases, specific market conditions and longer-term changes in foreign currencies/U.S. dollar relationships. Among the market conditions that the Company addresses are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. The Company uses derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 8. Financial Statements and Supplementary Data – Note I. Hedging Instruments”). In recent years, the Company has increased retail prices to address higher product costs and its strategy is to continue that approach, when appropriate, in the future. The Company did not take retail price increases in 2011 and 2012 sufficient to offset commodity cost pressures the Company has continued to experience. The Company intends to increase prices in 2013.

TIFFANY & CO.

Selling, General and Administrative (“SG&A”) Expenses

	2012	2011	2010
SG&A expenses as a percentage of net sales	38.6%	39.6%	39.8%

SG&A expenses increased $23,339,000, or 2%, in 2012 and $215,231,000, or 18%, in 2011. SG&A expenses in those years are not comparable due to nonrecurring charges.

SG&A expenses in 2011 and 2010 included $42,506,000 and $16,625,000 of expenses associated with Tiffany and Company’s (“Tiffany”) relocation of its New York headquarters staff to a single location (see “Item 8. Financial Statements and Supplementary Data – Note K. Commitments and Contingencies”).

Excluding the nonrecurring items noted above, SG&A expenses in 2011 and 2010 would have been $1,400,222,000 and $1,210,872,000. The increase of $65,845,000, or 5%, in 2012 was primarily due to increased store occupancy and depreciation expenses of $36,090,000 related to new and existing stores, increased marketing expenses of $8,474,000 and increased labor and benefit costs of $5,081,000. In 2012, the modest increase in labor and benefit costs reflected reduced incentive compensation. The increase of $189,350,000, or 16%, in 2011 was largely due to increased labor and benefits costs of $57,672,000, increased depreciation and store occupancy expenses of $56,657,000 due to new and existing stores and increased marketing expenses of $36,453,000. SG&A expenses as a percentage of net sales were 38.6% in 2012 and, excluding the nonrecurring items noted above, would have been 38.4% and 39.2% in 2011 and 2010.

The Company’s SG&A expenses are largely fixed in nature. The improvement in SG&A expenses excluding nonrecurring items as a percentage of net sales in 2011 reflected the leverage effect from increased sales. Variable costs (which include items such as variable store rent, sales commissions and fees paid to credit card companies) represent approximately one-fifth of total SG&A expenses.

Earnings from Operations

(in thousands)	2012	% of Sales*	2011	% of Sales*	2010	% of Sales*
Earnings (losses) from operations:
Americas	$345,917	18.8%	$387,951	21.5%	$340,331	21.6%
Asia-Pacific	188,510	23.3	205,711	27.5	133,448	24.3
Japan	204,510	32.0	184,767	30.0	162,800	29.8
Europe	90,955	21.0	105,728	25.1	88,309	24.5
Other	(6,254)	(8.6)	(5,247)	(10.2)	3,358	6.2

	823,638		878,910		728,246
Unallocated corporate expenses	(126,421)	(3.3)%	(127,765)	(3.5)%	(115,830)	(3.8)%
Other operating expense	—		(42,719)		(17,635)

Earnings from operations	$697,217	18.4%	$708,426	19.4%	$594,781	19.3%

*	Percentages represent earnings (losses) from operations as a percentage of each segment’s net sales.

TIFFANY & CO.

Earnings from operations decreased 2% in 2012. On a segment basis, the ratio of earnings (losses) from operations to each segment’s net sales in 2012 compared with 2011 was as follows:

•	Americas – the ratio decreased 2.7 percentage points primarily resulting from a decline in gross margin as well as increased operating expenses due to the opening of new stores; Asia-Pacific – the ratio decreased 4.2 percentage points primarily due to a decline in gross margin as well as increased operating expenses due to the opening of new stores and increased marketing;

•	Japan – the ratio increased 2.0 percentage points primarily due to the sales leveraging of operating expenses as well as an increase in gross margin;

•	Europe – the ratio decreased 4.1 percentage points primarily due to a decline in gross margin; and

•	Other – the operating loss is primarily attributable to spending for the development of the emerging markets region.

Earnings from operations increased 19% in 2011. On a segment basis, the ratio of earnings (losses) from operations to each segment’s net sales in 2011 compared with 2010 was as follows:

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

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses decreased as a percentage of sales in 2012 and 2011.

Other operating expense in 2011 and 2010 represents $42,719,000 and $17,635,000 related to Tiffany’s relocation of its New York headquarters staff to a single location (see “Item 8. Financial Statements and Supplementary Data – Note K. Commitments and Contingencies”).

Interest Expense and Financing Costs

In 2012, interest expense and financing costs increased $10,495,000, or 22%, primarily due to increased interest expense related to increased debt. In 2011, interest expense and financing costs decreased $5,761,000, or 11%, due to maturing debt that was replaced with new lower-rate borrowings.

TIFFANY & CO.

Other Income, Net

Other income, net includes interest income, gains/losses on investment activities and foreign currency transactions. Other income, net increased $329,000 in 2012. Other income, net decreased $1,889,000 in 2011 primarily due to changes in foreign currency gains/losses.

Provision for Income Taxes

The effective income tax rate was 35.3% in 2012 compared with 34.0% in 2011 and 32.7% in 2010. The tax rate for 2011 included a valuation allowance reversal against certain deferred tax assets where management had determined it was more likely than not that the deferred tax assets would be realized in the future. The tax rate for 2010 included a net income tax benefit of $3,096,000 primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations.

2013 Outlook

Management’s outlook is based on the following assumptions, which are approximate and may or may not prove valid, and which should be read in conjunction with “Item 1A. Risk Factors” on page K-14:

•	Worldwide net sales growth of 6% – 8% in U.S. dollars. On a constant-exchange-rate basis, an expected high-single-digit percentage increase in worldwide net sales includes growth in all regions, ranging from a mid-teens percentage increase in Asia-Pacific to a low-single-digit percentage increase in Japan.

•	The opening of 14 (net) Company-operated stores including 5 in the Americas, 7 in Asia-Pacific, 3 in Europe and closing one in Japan, as well as refurbishing a number of existing locations around the world.

•	Operating earnings increasing in line with sales growth; a modest improvement in the SG&A expense ratio, due to sales leverage on fixed costs, is expected to be offset by a modestly lower gross margin largely tied to a product sales mix skewed toward higher-priced categories.

•	Interest and other expenses, net of $58,000,000.

•	An effective income tax rate of 35%.

•	Net earnings from operations increasing 6% – 9% to a range of $3.43 – $3.53 per diluted share. Net earnings from operations are expected to decline approximately 15% – 20% in the first quarter due to gross margin pressure and higher marketing-related costs, to be followed by earnings growth in all subsequent quarters. In addition, this forecast excludes $0.05 per diluted share of expected first quarter charges for staffing and occupancy adjustments.

•	An increase in net inventories of 5%, capital expenditures of $230,000,000 and free cash flow of $300,000,000.

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

As of January 31, 2013, the Company’s cash and cash equivalents totaled $504,838,000, of which approximately one-third was held in locations outside the U.S. where the Company has the intention to indefinitely reinvest any undistributed earnings to support its continued expansion and investments outside of the U.S. Such cash balances are not available to fund U.S. cash requirements unless the Company were to decide to repatriate such funds. The Company has sufficient sources of cash in the U.S. to fund its U.S. operations without the need to repatriate any of those funds held outside the U.S.

The following table summarizes cash flows from operating, investing and financing activities:

(in thousands)	2012	2011	2010
Net cash provided by (used in):
Operating activities	$328,290	$210,606	$298,925
Investing activities	(331,146)	(242,583)	(186,612)
Financing activities	71,446	(213,817)	(224,799)
Effect of exchange rates on cash and cash equivalents	2,294	(1,843)	8,375

Net increase (decrease) in cash and cash equivalents	$70,884	$(247,637)	$(104,111)

Operating Activities

The Company had net cash inflows from operating activities of $328,290,000 in 2012, $210,606,000 in 2011 and $298,925,000 in 2010. The increase in 2012 from 2011 primarily resulted from a decelerated rate of inventory growth offset by various other outflows. The decrease in 2011 from 2010 primarily resulted from an increase in inventories partly offset by increased net earnings and adjustments for noncash items.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,564,997,000 and 5.4 at January 31, 2013, compared with $2,262,998,000 and 4.6 at January 31, 2012.

Accounts receivable, less allowances, at January 31, 2013 were 5% lower than January 31, 2012, primarily due to changes in foreign currency exchange rates. On a 12-month rolling basis, accounts receivable turnover was 21 times in 2012 and 20 times in 2011.

Inventories, net at January 31, 2013 were 8% higher than January 31, 2012 with finished goods inventories increasing 13% and combined raw material and work-in-process inventories increasing

TIFFANY & CO.

2%. The overall increase resulted from store openings and expanded product assortments which included a meaningful expansion of the Company’s statement jewelry assortment.

Investing Activities

The Company had net cash outflows from investing activities of $331,146,000 in 2012, $242,583,000 in 2011 and $186,612,000 in 2010. The increased outflow in 2012 was primarily due to payments of $82,664,000 to acquire intangible assets as well as a $25,000,000 payment related to an acquisition. The increased outflow in 2011 was primarily due to higher capital expenditures and notes receivable funded which was partly offset by net proceeds received from the sale of marketable securities and short-term investments.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net proceeds received from the sale of marketable securities and short-term investments of $4,063,000 during 2012 and $55,139,000 during 2011 and net purchases of investments in marketable securities and short-term investments of $59,610,000 during 2010.

Capital Expenditures. Capital expenditures are typically related to the opening, renovation and expansion of stores (which represents slightly more than half of capital expenditures in 2012, 2011 and 2010 excluding the relocation of Tiffany’s New York headquarters staff), distribution and manufacturing facilities and ongoing investments in information technology. Capital expenditures were $219,530,000 in 2012, $239,443,000 in 2011 and $127,002,000 in 2010, representing 6%, 7% and 4% of net sales in those respective years. The increase in 2011 was primarily due to the relocation of Tiffany’s New York headquarters staff to a single location, an increased number of store renovations and lower-than-normal spending in 2010 due to cost containment.

Notes Receivable Funded. The Company may, from time to time, extend loans to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output. In 2012, the Company loaned $8,015,000 to various companies. In 2011, the Company loaned $56,605,000 to various companies of which $50,000,000 was provided to Koidu Holdings S.A. (see “Item 8. Financial Statements and Supplementary Data – Note K. Commitments and Contingencies”).

Payments to acquire intangible assets. In 2012, the Company made a $47,059,000 payment to retain an exclusive license for Peretti-designed jewelry and products. The Company also made a $35,605,000 payment to secure a prime retail location in Europe. See “Item 8. Financial Statements and Supplementary Data – Note B. Summary of Significant Accounting Policies.”

Payment for acquisition. In 2012, the Company made a $25,000,000 payment related to the acquisition of net assets associated with the five existing independently-operated TIFFANY & CO. stores located in the U.A.E. See “Item 8. Financial Statements and Supplementary Data – Note C. Acquisition.”

Financing Activities

The Company had net cash inflows from financing activities of $71,446,000 in 2012 and net cash outflows from financing activities of $213,817,000 in 2011 and $224,799,000 in 2010. Year-over-year changes in cash flows from financing activities are largely driven by share repurchase activity, borrowings and cash dividends on common stock.

Dividends. The cash dividend on the Company’s Common Stock was increased once in both 2012 and 2011 and twice in 2010. The Company’s Board of Directors declared quarterly dividends which totaled $1.25, $1.12 and $0.95 per common share in 2012, 2011 and 2010 with cash

TIFFANY & CO.

dividends paid of $158,594,000, $142,840,000 and $120,390,000 in those respective years. The dividend payout ratio (dividends as a percentage of net earnings) was 38%, 33% and 33% in 2012, 2011 and 2010.

Share Repurchases. In January 2008, the Company’s Board of Directors amended the existing share repurchase program to extend the expiration date of the program to January 2011 and to authorize the repurchase of up to an additional $500,000,000 of the Company’s Common Stock. In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions. In January 2013, the Board of Directors extended the expiration of the 2011 Program to January 31, 2014 and approximately $163,794,000 remained available for share repurchases under this authorization.

The Company’s share repurchase activity was as follows:

(in thousands, except per share amounts)	2012	2011	2010
Cost of repurchases	$54,107	$174,118	$80,786
Shares repurchased and retired	813	2,629	1,843
Average cost per share	$66.54	$66.23	$43.83

The Company suspended share repurchases during the second quarter of 2012 in order to allow for a more effective allocation of resources consistent with the Company’s growth strategies. The Company may resume repurchases under the stock repurchase program at any time in its discretion. At least annually, the Company’s Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements.

Recent Borrowings. The Company had net repayments of or net proceeds from short-term and long-term borrowings as follows:

(in thousands)	2012	2011	2010
Short-term borrowings:
Proceeds from credit facility borrowings, net	$47,278	$13,548	$9,170
Proceeds from other credit facilities	40,298	61,020	—
Repayments of other credit facilities	(361)	(4,517)	—

Net proceeds from short-term borrowings	87,215	70,051	9,170

Long-term borrowings:
Proceeds from issuance	250,000	—	118,430
Repayments	(60,000)	(58,915)	(218,845)

Net proceeds from (repayments of) long-term borrowings	190,000	(58,915)	(100,415)

Net proceeds from (repayments of) total borrowings	$277,215	$11,136	$(91,245)

TIFFANY & CO.

In December 2011, the Company entered into a three-year $200,000,000 revolving credit facility and a five-year $200,000,000 revolving credit facility (the “Credit Facilities”). In July 2012, the Credit Facilities were increased from $200,000,000 to $275,000,000 resulting in a total borrowing capacity of $550,000,000 under the Company’s two principal Credit Facilities. Under the Credit Facilities, borrowings may be made from 10 participating banks at interest rates based upon either (i) local currency borrowing rates or (ii) the Federal Funds Rate plus 0.5%, whichever is higher, plus a margin based on the Company’s leverage ratio.

In total, there was $194,034,000 outstanding and $479,851,000 available under all revolving credit facilities at January 31, 2013. The weighted-average interest rate for the outstanding amount at January 31, 2013 was 3.05%.

In 2012, the Company issued $250,000,000 of long-term debt at an interest rate of 4.40%. Proceeds from long-term debt issuances were used to repay $60,000,000 of 10-year term, 6.56% Series D Senior Notes that came due in July 2012 and for general corporate purposes. In 2010, the Company issued ¥10,000,000,000 ($118,430,000 at issuance) of long-term debt at an interest rate of 1.72%. These proceeds, in conjunction with other short-term borrowings, were used to refinance existing indebtedness and for general corporate purposes. See “Item 8. Financial Statements and Supplementary Data – Note H. Debt” for additional details.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 37% and 30% at January 31, 2013 and 2012.

At January 31, 2013, the Company was in compliance with all debt covenants.

Proceeds from Non-controlling Interest. In 2012, the Company received proceeds of $12,750,000 associated with its venture with Damas Jewellery LLC that acquired the five existing independently-operated TIFFANY & CO. stores located in the U.A.E. as noted in Payment for acquisition above. See “Item 8. Financial Statements and Supplementary Data – Note C. Acquisition” for additional details on the venture.

Contractual Cash Obligations and Commercial Commitments

The following is a summary of the Company’s contractual cash obligations at January 31, 2013:

(in thousands)	Total	2013	2014-2015	2016-2017	Thereafter
Unrecorded contractual obligations:
Operating leases	$1,531,194	$203,479	$360,730	$272,856	$694,129
Inventory purchase obligations [a]	300,876	298,634	2,242	—	—
Interest on debt [b]	509,232	51,936	103,017	71,067	283,212
Other contractual obligations [c]	66,931	51,708	7,568	905	6,750
Recorded contractual obligations:
Short-term borrowings	194,034	194,034	—	—	—
Long-term debt	765,238	—	105,598	234,640	425,000

	$3,367,505	$799,791	$579,155	$579,468	$1,409,091

a)	The Company will, from time to time, secure supplies of diamonds by agreeing to purchase a defined portion of a mine’s output. Inventory purchase obligations associated with these agreements have been estimated for 2013 and included in this table. Purchases beyond 2013 that are contingent upon mine production have been excluded as they cannot be reasonably estimated.

TIFFANY & CO.

b)	Excludes interest payments on amounts outstanding under available lines of credit, as the outstanding amounts fluctuate based on the Company’s working capital needs.
c)	Consists primarily of fixed royalty commitments, construction-in-progress and packaging supplies.

The summary above does not include the following items:

•	Cash contributions to the Company’s pension plan and cash payments for other postretirement obligations. The Company plans to contribute approximately $30,000,000 to the pension plan in 2013. However, this expectation is subject to change if actual asset performance is different than the assumed long-term rate of return on pension plan assets. In addition, the Company estimates cash payments for postretirement health-care and life insurance benefit obligations to be $2,088,000 in 2013.

•	Unrecognized tax benefits at January 31, 2013 of $28,217,000 and accrued interest and penalties of $7,878,000. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

The following is a summary of the Company’s outstanding borrowings and available capacity under its credit facilities at January 31, 2013:

(in thousands)	Total Capacity	Borrowings Outstanding	Available Capacity
Three-year revolving credit facility [a]	$275,000	$45,738	$229,262
Five-year revolving credit facility [b]	275,000	32,290	242,710
Other credit facilities [c]	123,885	116,006	7,879

	$673,885	$194,034	$479,851

[a]	This facility matures in December 2014.
[b]	This facility matures in December 2016.
[c]	These credit facilities mature in 2013.

In addition, the Company has available letters of credit and financial guarantees of $70,055,000 of which $30,454,000 was outstanding at January 31, 2013. Of those available letters of credit and financial guarantees, $58,620,000 expires within one year.

Seasonality

As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

TIFFANY & CO.

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

Inventory. The Company writes down its inventory for discontinued and slow-moving products. This write-down is equal to the difference between the cost of inventory and its estimated market value, and is based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs might be required. The Company has not made any material changes in the accounting methodology used to establish its reserve for discontinued and slow-moving products during the past three years. At January 31, 2013, a 10% change in the reserve for discontinued and slow-moving products would have resulted in a change of $5,418,000 in inventory and cost of sales.

Property, plant and equipment and intangibles assets and key money. The Company reviews its property, plant and equipment and intangibles assets and key money for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of these assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company did not record any material impairment charges in 2012, 2011 or 2010.

Goodwill. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed. A qualitative assessment is first performed to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, an evaluation, based upon discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions. The 2012, 2011 and 2010 evaluations resulted in no impairment charges.

Notes receivables and other financing arrangements. The Company may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output. Management evaluates these financing arrangements and any other financing arrangements that may arise for potential impairment by reviewing the parties’ financial statements and projections and business, operational and other economic factors on a periodic basis. If the analyses indicate that the financing receivable is not recoverable, an impairment loss is recognized, in respect to all or a portion of the financing, during that period. The Company did not record any material impairment charges in 2012, 2011 or 2010.

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

The Company used discount rates of 5.00% to determine its 2012 pension expense for all U.S. plans and 5.25% to determine its 2012 postretirement expense. Holding all other assumptions constant, a 0.5% increase in the discount rate would have decreased 2012 pension and postretirement expenses by $5,734,000 and $342,000. A decrease of 0.5% in the discount rate would have increased the 2012 pension and postretirement expenses by $5,892,000 and $660,000. The discount rate is subject to change each year, consistent with changes in the yield on applicable high-quality, long-term corporate bonds. Management selects a discount rate at which pension and postretirement benefits could be effectively settled based on (i) an analysis of expected benefit payments attributable to current employment service and (ii) appropriate yields related to such cash flows.

The Company used an expected long-term rate of return of 7.50% to determine its 2012 pension expense. Holding all other assumptions constant, a 0.5% change in the long-term rate of return would have changed the 2012 pension expense by $1,361,000. The expected long-term rate of return on pension plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan’s current asset mix, investment strategy and the historical performance of plan assets.

TIFFANY & CO.

For postretirement benefit measurement purposes, 8.00% (for pre-age 65 retirees) and 6.50% (for post-age 65 retirees) annual rates of increase in the per capita cost of covered health care were assumed for 2013. The rates were assumed to decrease gradually to 4.75% by 2020 and remain at that level thereafter. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the aggregate service and interest cost components of the 2012 postretirement expense.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The fair value of foreign exchange forward contracts and put option contracts is sensitive to changes in foreign exchange rates. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The term of all outstanding foreign exchange forward and put option contracts as of January 31, 2013 ranged from less than one month to 12 months. At January 31, 2013 and 2012, the fair value of the Company’s outstanding foreign exchange forward and put option contracts were net assets of $18,968,000 and net liabilities $3,545,000, respectively. At January 31, 2013, a 10% depreciation in the hedged foreign exchange rates from the prevailing market rates would have resulted in an asset with a fair value of approximately $7,000,000.

TIFFANY & CO.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metals prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. At January 31, 2013 and 2012, the fair value of the Company’s outstanding precious metal derivative instruments was a net asset of $362,000 and a net liability of $313,000, respectively. At January 31, 2013, a 10% depreciation in precious metal prices from the prevailing market rates would have resulted in a liability with a fair value of approximately $3,000,000.

TIFFANY & CO.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Tiffany & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of comprehensive earnings, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Tiffany & Co. and its subsidiaries (the “Company”) at January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 28, 2013

TIFFANY & CO.

CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share amounts)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$504,838	$433,954
Accounts receivable, less allowances of $9,710 and $11,772	173,998	184,085
Inventories, net	2,234,334	2,073,212
Deferred income taxes	79,508	83,124
Prepaid expenses and other current assets	158,911	115,300

Total current assets	3,151,589	2,889,675
Property, plant and equipment, net	818,838	767,174
Deferred income taxes	306,385	271,156
Other assets, net	354,038	230,987

	$4,630,850	$4,158,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$194,034	$112,973
Current portion of long-term debt	—	60,822
Accounts payable and accrued liabilities	295,424	328,962
Income taxes payable	30,487	60,977
Merchandise and other customer credits	66,647	62,943

Total current liabilities	586,592	626,677
Long-term debt	765,238	538,352
Pension/postretirement benefit obligations	361,246	338,564
Deferred gains on sale-leasebacks	96,724	119,692
Other long-term liabilities	209,732	186,802
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 126,934 and 126,676	1,269	1,267
Additional paid-in capital	1,019,997	970,215
Retained earnings	1,671,341	1,462,553
Accumulated other comprehensive loss, net of tax	(93,875)	(85,130)

Total Tiffany & Co. stockholders’ equity	2,598,732	2,348,905
Non-controlling interests	12,586	—

Total stockholders’ equity	2,611,318	2,348,905

	$4,630,850	$4,158,992

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended January 31,
(in thousands, except per share amounts)	2013	2012	2011
Net sales	$3,794,249	$3,642,937	$3,085,290
Cost of sales	1,630,965	1,491,783	1,263,012

Gross profit	2,163,284	2,151,154	1,822,278
Selling, general and administrative expenses	1,466,067	1,442,728	1,227,497

Earnings from operations	697,217	708,426	594,781
Interest expense and financing costs	59,069	48,574	54,335
Other income, net	5,428	5,099	6,988

Earnings from operations before income taxes	643,576	664,951	547,434
Provision for income taxes	227,419	225,761	179,031

Net earnings	$416,157	$439,190	$368,403

Earnings per share:
Basic	$3.28	$3.45	$2.91

Diluted	$3.25	$3.40	$2.87

Weighted-average number of common shares:
Basic	126,737	127,397	126,600
Diluted	127,934	129,083	128,406

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Years Ended January 31,
(in thousands)	2013	2012	2011
Net earnings	$416,157	$439,190	$368,403

Foreign currency translation adjustments	(11,567)	9,997	27,167

Unrealized gain (loss) on marketable securities	2,640	(73)	3,173
Less: reclassification adjustments for loss (gain) included in net earnings	6	54	(38)

Unrealized gain (loss) on marketable securities	2,646	(19)	3,135

Unrealized loss on hedging instruments	(4,439)	(17,951)	(458)
Less: reclassification adjustments for loss included in net earnings	12,168	5,901	2,904

Unrealized gain (loss) on hedging instruments	7,729	(12,050)	2,446

Net actuarial loss	(34,520)	(125,814)	(14,571)
Amortization of net loss included in net earnings	15,993	7,042	2,787
Amortization of prior service cost included in net earnings	356	406	419

Net unrealized loss on benefit plans	(18,171)	(118,366)	(11,365)

Other comprehensive (loss) earnings, before tax	(19,363)	(120,438)	21,383
Income tax benefit (expense) related to items of other comprehensive (loss) earnings	10,618	47,873	(683)

Other comprehensive (loss) earnings, net of tax	(8,745)	(72,565)	20,700

Comprehensive earnings	$407,412	$366,625	$389,103

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Total Stockholders’ Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balances, January 31, 2010	$1,883,239	$1,151,109	$(33,265)	126,326	$1,263	$764,132	$—
Exercise of stock options and vesting of restricted stock units (“RSUs”)	65,683	—	—	2,382	23	65,660	—
Tax effect of exercise of stock options and vesting of RSUs	9,811	—	—	—	—	9,811	—
Share-based compensation expense	25,815	—	—	—	—	25,815	—
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings (“EPSRS”) Plan	5,000	—	—	104	1	4,999	—
Purchase and retirement of Common Stock	(80,786)	(74,318)	—	(1,843)	(18)	(6,450)	—
Cash dividends on Common Stock	(120,390)	(120,390)	—	—	—	—	—
Other comprehensive earnings, net of tax	20,700	—	20,700	—	—	—	—
Net earnings	368,403	368,403	—	—	—	—	—

Balances, January 31, 2011	2,177,475	1,324,804	(12,565)	126,969	1,269	863,967	—
Exercise of stock options and vesting of RSUs	65,566	—	—	2,272	23	65,543	—
Tax effect of exercise of stock options and vesting of RSUs	20,944	—	—	—	—	20,944	—
Share-based compensation expense	30,753	—	—	—	—	30,753	—
Issuance of Common Stock under EPSRS Plan	4,500	—	—	64	1	4,499	—
Purchase and retirement of Common Stock	(174,118)	(158,601)	—	(2,629)	(26)	(15,491)	—
Cash dividends on Common Stock	(142,840)	(142,840)	—	—	—	—	—
Other comprehensive loss, net of tax	(72,565)	—	(72,565)	—	—	—	—
Net earnings	439,190	439,190	—	—	—	—	—

Balances, January 31, 2012	2,348,905	1,462,553	(85,130)	126,676	1,267	970,215	—
Exercise of stock options and vesting of RSUs	13,012	—	—	1,026	10	13,002	—
Tax effect of exercise of stock options and vesting of RSUs	11,730	—	—	—	—	11,730	—
Share-based compensation expense	27,224	—	—	—	—	27,224	—
Issuance of Common Stock under EPSRS Plan	3,150	—	—	45	—	3,150	—
Purchase and retirement of Common Stock	(54,107)	(48,775)	—	(813)	(8)	(5,324)	—
Cash dividends on Common Stock	(158,594)	(158,594)	—	—	—	—	—
Other comprehensive loss, net of tax	(8,745)	—	(8,745)	—	—	—	—
Net earnings	416,157	416,157	—	—	—	—	—
Non-controlling interests	12,586	—	—	—	—	—	12,586

Balances, January 31, 2013	$2,611,318	$1,671,341	$(93,875)	126,934	$1,269	$1,019,997	$12,586

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$416,157	$439,190	$368,403
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	163,649	145,934	147,870
Lease exit charge	—	30,884	—
Amortization of gain on sale-leasebacks	(10,812)	(10,976)	(10,203)
Excess tax benefits from share-based payment arrangements	(11,763)	(18,771)	(9,124)
Provision for inventories	32,228	30,665	25,608
Deferred income taxes	(19,282)	(50,768)	(60,332)
Provision for pension/postretirement benefits	46,008	33,457	26,893
Share-based compensation expense	26,938	30,447	25,436
Changes in assets and liabilities:
Accounts receivable	(1,393)	5,495	(22,563)
Inventories	(233,700)	(459,416)	(187,773)
Prepaid expenses and other current assets	(22,121)	(5,893)	(7,408)
Other assets, net	(4,561)	(11,371)	4,703
Accounts payable and accrued liabilities	(13,680)	39,862	21,439
Income taxes payable	(16,559)	17,551	501
Merchandise and other customer credits	1,640	(2,988)	(999)
Other long term liabilities	(24,459)	(2,696)	(23,526)

Net cash provided by operating activities	328,290	210,606	298,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(15,226)	(40,912)	(61,556)
Proceeds from sale of marketable securities and short-term investments	19,289	96,051	1,946
Capital expenditures	(219,530)	(239,443)	(127,002)
Notes receivable funded	(8,015)	(56,605)	—
Payments to acquire intangible assets	(82,664)	—	—
Payment for acquisition	(25,000)	—	—
Other	—	(1,674)	—

Net cash used in investing activities	(331,146)	(242,583)	(186,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	47,278	13,548	9,170
Proceeds from other credit facility borrowings	40,298	61,020	—
Repayments of other credit facility borrowings	(361)	(4,517)	—
Repayment of long-term debt	(60,000)	(58,915)	(218,845)
Proceeds from issuance of long-term debt	250,000	—	118,430
Payment for settlements of interest rate swap agreements	(29,335)	—	—
Net proceeds received from termination of interest rate swap	—	9,527	—
Repurchase of Common Stock	(54,107)	(174,118)	(80,786)
Proceeds from exercise of stock options	13,012	65,566	65,683
Excess tax benefits from share-based payment arrangements	11,763	18,771	9,124
Cash dividends on Common Stock	(158,594)	(142,840)	(120,390)
Purchase of non-controlling interests	—	—	(7,000)
Proceeds from non-controlling interest	12,750	—	—
Financing fees	(1,258)	(1,859)	(185)

Net cash provided by (used in) financing activities	71,446	(213,817)	(224,799)

Effect of exchange rate changes on cash and cash equivalents	2,294	(1,843)	8,375

Net increase (decrease) in cash and cash equivalents	70,884	(247,637)	(104,111)
Cash and cash equivalents at beginning of year	433,954	681,591	785,702

Cash and cash equivalents at end of year	$504,838	$433,954	$681,591

See notes to consolidated financial statements.

TIFFANY & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

Tiffany & Co. is a holding company that operates through its subsidiary companies (the “Company”). Tiffany & Co.’s principal subsidiary, Tiffany and Company (“Tiffany”), is a jeweler and specialty retailer whose principal merchandise offering is jewelry. The Company also sells timepieces, leather goods, sterling silverware, china, crystal, stationery, fragrances and accessories. Through Tiffany and other subsidiaries, the Company is engaged in product design, manufacturing and retailing activities.

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

•

Other consists of all non-reportable segments. Other consists of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and Russia) and beginning in July 2012 retail sales in five TIFFANY & CO. stores in the United Arab Emirates (“U.A.E.”) which were converted from independently-operated to Company–operated stores. In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs and earnings received from third-party licensing agreements.

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

Short-term Investments

Short-term investments are classified as available-for-sale and are carried at fair value, are included within prepaid expenses and other current assets. At January 31, 2013, the Company’s available-for-sale investments consist entirely of time deposits. At the time of purchase, management determines the appropriate classification of these investments and re-evaluates such designation as of each balance sheet date.

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

For the receivables associated with Tiffany & Co. credit cards (“Credit Card Receivables”), the Company uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants’ credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. The Company classifies a Credit Card account as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all accounts receivable recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At January 31, 2013 and 2012, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net) was $56,344,000 and $58,784,000, of which 98% and 97% were considered current at January 31, 2013 and 2012, respectively. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $1,500,000 and $2,000,000 at January 31, 2013 and 2012, respectively) was determined based on the factors discussed above. Finance charges on Credit Card accounts are not significant.

TIFFANY & CO.

The Company may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output (see “Note K. Commitments and Contingencies”). Management evaluates these and any other financing arrangements that may arise for potential impairment by reviewing the parties’ financial statements and projections and business, operational and other economic factors on a periodic basis. As of January 31, 2013, the current portion of the carrying amount of loans receivable including accrued interest was $12,979,000 and was recorded in prepaid expenses and other current assets. As of January 31, 2013 and 2012, the non-current portion of the carrying amount of loans receivable including accrued interest was $53,984,000 and $58,212,000 and was included in other assets, net. The Company has not recorded any material impairment charges on such loans as of January 31, 2013 and 2012.

Inventories

Inventories are valued at the lower of cost or market using the average cost method except for certain diamond and gemstone jewelry which uses the specific identification method.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company’s capitalized interest costs were not significant in 2012, 2011 or 2010.

Intangible Assets and Key Money

Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives which range from 6 to 20 years. Intangible assets are reviewed for impairment in accordance with the Company’s policy for impairment of long-lived assets (see “Impairment of Long-Lived Assets” below).

Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease for a certain property. Key money represents the “right to lease” with an automatic right of renewal. This right can be subsequently sold by the Company or can be recovered should the landlord refuse to allow the automatic right of renewal to be exercised. Key money is amortized over the estimated useful life, 39 years.

TIFFANY & CO.

The following table summarizes intangible assets and key money, included in other assets, net, as follows:

	January 31, 2013		January 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product rights	$59,409	$(6,388)	$12,350	$(5,342)
Key money deposits	39,632	(719)	2,647	(247)
Trademarks	3,452	(3,078)	3,452	(2,911)

	$102,493	$(10,185)	$18,449	$(8,500)

In December 2012, the Company made a $47,059,000 payment to Elsa Peretti to retain an exclusive license in all of the countries in which Peretti-designed jewelry and products are currently sold, to make, have made, advertise and sell these items, which are made in conformance to Ms. Peretti’s proprietary designs and bear her trademarks. These product rights acquired will be amortized over 20 years.

Amortization of intangible assets and key money for the years ended January 31, 2013, 2012 and 2011 was $1,685,000, $1,263,000 and $1,016,000. Amortization expense is estimated to be $4,374,000 in each of the next two years, $4,248,000 in the third year, $4,207,000 in the fourth year and $4,195,000 in the fifth year.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill is evaluated for impairment annually in the fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. A qualitative assessment is first performed to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation, based on discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions. If the quantitative evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. At January 31, 2013 and 2012, goodwill, included in other assets, net, consisted of the following by segment:

(in thousands)	Americas	Asia-Pacific	Japan	Europe	Other	Total
January 31, 2011	$12,482	$295	$1,164	$1,123	$—	$15,064
Translation	(60)	(8)	(32)	(8)	—	(108)

January 31, 2012	12,422	287	1,132	1,115	—	14,956
Acquisition	—	—	—	—	24,493	24,493
Translation	(54)	(7)	(29)	(7)	412	315

January 31, 2013	$12,368	$280	$1,103	$1,108	$24,905	$39,764

In July 2012, the Company acquired the net assets associated with the five existing independently-operated TIFFANY & CO. stores located in the U.A.E. for total consideration of $25,000,000, of which $24,493,000 was allocated to goodwill. See “Note C. Acquisition” for further details.

TIFFANY & CO.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets (such as property, plant and equipment) other than goodwill for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with the estimated future undiscounted cash flows. If the comparisons indicate that the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company recorded no material impairment charges in 2012, 2011 or 2010.

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

Marketable Securities

The Company’s marketable securities, recorded within other assets, net, are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses are recorded in other income, net. The marketable securities are held for an indefinite period of time, but may be sold in the future as changes in market conditions or economic factors occur. The fair value of the marketable securities is determined based on prevailing market prices. The Company recorded $4,144,000 and $1,904,000 of gross unrealized gains and $1,293,000 and $1,699,000 of gross unrealized losses within accumulated other comprehensive loss as of January 31, 2013 and 2012.

The amount reclassified from other comprehensive earnings was determined on the basis of specific identification.

The Company’s marketable securities consist of investments in mutual funds. When evaluating the marketable securities for other-than-temporary impairment, the Company reviews factors such as the length of time and the extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investments for a period of time which may be sufficient for anticipated recovery in market value. Based on the Company’s evaluations, it determined that any unrealized losses on its outstanding mutual funds were temporary in nature and, therefore, did not record any impairment charges as of January 31, 2013, 2012 or 2011.

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

Additionally, outside of the U.S., the Company operates certain TIFFANY & CO. stores within various department stores. Sales transacted at these store locations are recognized at the “point of sale.” The Company and these department store operators have distinct responsibilities and risks in the operation of such TIFFANY & CO. stores. The Company (i) owns and manages the merchandise; (ii) establishes retail prices; (iii) has merchandising, marketing and display responsibilities; and (iv) in almost all locations provides retail staff and bears the risk of inventory loss. The department store operators (i) provide and maintain store facilities; (ii) in almost all locations assume retail credit and certain other risks; and (iii) act for the Company in the sale of merchandise. In return for its services and use of its facilities, the department store operators retain a portion of net retail sales made in TIFFANY & CO. stores which is recorded as commission expense within selling, general and administrative expenses.

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

Advertising, Marketing, Public and Media Relations Costs

Advertising, marketing, public and media relations costs include media, production, catalogs, Internet, marketing events, visual merchandising costs (in-store and window displays) and other related costs. In 2012, 2011 and 2010, these costs totaled $242,524,000, $234,050,000 and $197,597,000, representing 6.4% of worldwide net sales in each of those periods. Media and production costs for print and digital advertising are expensed as incurred, while catalog costs are expensed upon mailing.

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

Foreign Currency

The functional currency of most of the Company’s foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of other comprehensive earnings within stockholders’ equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded a net (loss) gain resulting from foreign currency transactions of ($2,147,000), ($54,000) and $2,413,000 in 2012, 2011 and 2010 within other income, net.

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

TIFFANY & CO.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Years Ended January 31,
(in thousands)	2013	2012	2011
Net earnings for basic and diluted EPS	$416,157	$439,190	$368,403

Weighted-average shares for basic EPS	126,737	127,397	126,600
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,197	1,686	1,806

Weighted-average shares for diluted EPS	127,934	129,083	128,406

For the years ended January 31, 2013, 2012 and 2011, there were 869,000, 401,000 and 371,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income,” which allows an entity the option to present components of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The new guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted the new guidance effective February 1, 2012, and it did not have an effect on the Company’s financial position or earnings.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment,” which allows an entity to use a qualitative approach to test goodwill for impairment. The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted the new guidance effective February 1, 2012, and it did not have a material effect on the Company’s financial position or earnings.

C. ACQUISITION

In July 2012, the Company, through a venture with a former independent distributor, Damas Jewellery LLC (“Damas”), acquired the net assets associated with five existing independently-operated TIFFANY & CO. stores located in the U.A.E. for total consideration of $25,000,000, of which $24,493,000 was allocated to goodwill and the remainder to other tangible assets and liabilities. All of the goodwill associated with the transaction would be deductible for tax purposes; however the Company does not expect to receive a tax benefit as the U.A.E. does not impose a corporate income tax. The purchase resulted in the recognition of goodwill because the acquisition (i) enabled the Company to immediately integrate five existing TIFFANY & CO. stores into its worldwide store network and (ii) will enhance awareness of the Company’s brand in the U.A.E.

TIFFANY & CO.

In accordance with the agreement, the Company owns 49% of the common shares of the venture with Damas and will be entitled to 75% of the profits or losses of the venture. The Company is responsible for all merchandise assortment and pricing, advertising and promotional activities, staffing, store design and visual display and financial services. The Company has evaluated the variable interest entity consolidation requirements with respect to this transaction and has determined that the Company is the primary beneficiary as it has both the power to direct the activities that most significantly affect the venture’s economic performance and the obligation to absorb losses of and the right to receive benefits that are significant to the venture. Therefore, the results of the venture will be consolidated within the financial results of the Company. Income or loss attributable to the non-controlling interests will be presented within other income, net as the amount is not material. The results of the venture and the associated goodwill will be included within the Other non-reportable segment.

D. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:

	Years Ended January 31,
(in thousands)	2013	2012	2011
Interest, net of interest capitalization	$49,785	$44,799	$47,107

Income taxes	$266,829	$250,620	$237,829

Supplemental noncash investing and financing activities:

	Years Ended January 31,
(in thousands)	2013	2012	2011
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	$3,150	$4,500	$5,000

E. INVENTORIES

	January 31,
(in thousands)	2013	2012
Finished goods	$1,291,235	$1,145,680
Raw materials	790,732	784,040
Work-in-process	152,367	143,492

	$2,234,334	$2,073,212

TIFFANY & CO.

F. PROPERTY, PLANT AND EQUIPMENT

	January 31,
(in thousands)	2013	2012
Land	$42,707	$42,735
Buildings	118,687	113,731
Leasehold and building improvements	914,737	833,740
Office equipment	460,968	416,003
Furniture and fixtures	224,750	211,043
Machinery and equipment	135,637	123,407
Construction-in-progress	24,509	17,652

	1,921,995	1,758,311
Accumulated depreciation and amortization	(1,103,157)	(991,137)

	$818,838	$767,174

The provision for depreciation and amortization for the years ended January 31, 2013, 2012 and 2011 was $159,018,000, $149,109,000 and $149,403,000.

G. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	January 31,
(in thousands)	2013	2012
Accounts payable – trade	$122,101	$113,149
Accrued compensation and commissions	58,030	74,792
Accrued sales, withholding and other taxes	22,278	20,274
Other	93,015	120,747

	$295,424	$328,962

TIFFANY & CO.

H. DEBT

	January 31,
(in thousands)	2013	2012
Short-term borrowings:
Credit Facilities	$78,028	$29,204
Other credit facilities	116,006	83,769

	$194,034	$112,973

Long-term debt:
Unsecured Senior Notes:
2002 6.56% Series D, due July 2012[a,b]	$—	$60,822
2008 9.05% Series A, due December 2015[a,b]	105,598	107,272
2009 10.00% Series A, due April 2018[a]	50,000	50,000
2009 10.00% Series A, due February 2017[a]	125,000	125,000
2009 10.00% Series B, due February 2019[a]	125,000	125,000
2010 1.72% Notes, due September 2016[a,c]	109,640	131,080
2012 4.40% Series B Notes, due July 2042 [d]	250,000	—

	765,238	599,174
Less current portion of long-term debt	—	60,822

	$765,238	$538,352

[a]	The agreements require lump sum repayments upon maturity.
[b]	The Company entered into interest rate swaps to effectively convert these fixed rate obligations to floating rate obligations (see “Note I. Hedging Instruments”).
[c]	These Notes were issued, at par, ¥10,000,000,000.
[d]	The agreement requires repayments of $50,000,000 every five years beginning in 2022.

Credit Facilities

In December 2011, the Company entered into a three-year $200,000,000 and a five-year $200,000,000 multi-bank, multi-currency, committed unsecured revolving credit facilities (the “Credit Facilities”). In July 2012, the commitments under each of the Company’s three-year and five-year Credit Facilities were increased to $275,000,000 resulting in a total borrowing capacity of $550,000,000. The Credit Facilities are available for working capital and other corporate purposes. Under the Credit Facilities, borrowings may be made from 10 participating banks at interest rates based upon either (i) local currency borrowing rates or (ii) the Federal Funds Rate plus 0.5%, whichever is higher, plus a margin based on the Company’s leverage ratio. There was $471,972,000 available to be borrowed under the Credit Facilities at January 31, 2013. The weighted-average interest rate was 2.04% and 1.62% at January 31, 2013 and 2012. The three-year credit facility will expire in December 2014. The five-year credit facility will expire in December 2016.

Other Credit Facilities

The Company has various other revolving credit facilities, primarily in China and Japan. At January 31, 2013, the facilities totaled $123,885,000, of which $116,006,000 was outstanding at a

TIFFANY & CO.

weighted-average interest rate of 3.74%. At January 31, 2012, the facilities totaled $102,132,000, of which $83,769,000 was outstanding at a weighted-average interest rate of 1.42%.

Senior Notes

In July 2012, the Company, in two private transactions with various institutional note purchasers, issued, at par, $250,000,000 in the aggregate of its 4.40% Senior Notes due July 2042. A portion of the proceeds was used to repay $60,000,000 of 10-year term, 6.56% Series D Senior Notes that came due in July 2012 and the remainder will be used for general corporate purposes.

Debt Covenants

The senior note agreements require maintenance of specific financial covenants and ratios and limit certain changes to indebtedness and the general nature of the business, in addition to other requirements customary to such borrowings.

The Credit Facilities include specific financial covenants and ratios and limit certain payments, investments and indebtedness, in addition to other requirements customary to such borrowings.

As of January 31, 2013, the Company was in compliance with all debt covenants. In the event of any default of payment or performance obligations extending beyond applicable cure periods under the provisions of any one of the Credit Facilities, Senior Notes and other loan agreements, such agreements may be terminated or payment of the debt accelerated. Further, each of the Credit Facilities, Senior Notes and certain other loan agreements contain cross default provisions permitting the termination of the loans, or acceleration of the notes, as the case may be, in the event that certain of the Company’s other debt obligations are terminated or accelerated prior to the expressed maturity.

Long-Term Debt Maturities

Aggregate maturities of long-term debt as of January 31, 2013 are as follows:

Years Ending January 31,	Amount (in thousands)
2014	$—
2015	—
2016	105,598
2017	109,640
2018	125,000
Thereafter	425,000

$765,238

Letters of Credit

The Company has available letters of credit and financial guarantees of $70,055,000 of which $30,454,000 was outstanding at January 31, 2013. Of those available letters of credit and financial guarantees, $58,620,000 expires within one year.

TIFFANY & CO.

I. HEDGING INSTRUMENTS

Background Information

The Company uses derivative financial instruments, including interest rate swaps, forward contracts, put option contracts and net-zero-cost collar arrangements (combination of call and put option contracts) to mitigate its exposures to changes in interest rates, foreign currency and precious metal prices. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. If a derivative instrument meets certain hedge accounting criteria, it is designated as one of the following on the date it is entered into:

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

Types of Derivative Instruments

Interest Rate Swaps – In 2009, the Company entered into interest rate swaps to convert its fixed rate 2002 Series D and 2008 Series A obligations to floating rate obligations. Since the fair value of the Company’s fixed rate long-term debt is sensitive to interest rate changes, the interest rate swaps served as a hedge to changes in the fair value of these debt instruments. The Company hedged its exposure to changes in interest rates over the remaining maturities of the debt agreements being hedged. The Company accounted for the interest rate swaps as fair value hedges. During 2011, the Company terminated the interest rate swap used to convert the 2008 Series A fixed obligation to a floating rate obligation and received net proceeds of $9,527,000. The interest rate swap associated with the 2002 Series D debt expired in July 2012.

TIFFANY & CO.

In the first half 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of additional debt which was incurred in July 2012 (refer to “Note H. Debt”). The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2012 and paid $29,335,000.

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

As of January 31, 2013, the notional amount of foreign exchange forward and put option contracts accounted for as cash flow hedges was $166,758,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $20,759,000. The term of all outstanding foreign exchange forward and put option contracts as of January 31, 2013 ranged from less than one month to 12 months.

Precious Metal Collars & Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of January 31, 2013, there were approximately 13,600 ounces of platinum and 315,000 ounces of silver precious metal derivative instruments outstanding.

Information on the location and amounts of derivative gains and losses in the consolidated financial statements is as follows:

	Years Ended January 31,
	2013		2012
(in thousands)	Pre-Tax Loss Recognized in Earnings on Derivatives	Pre-Tax Gain Recognized in Earnings on Hedged Item	Pre-Tax Gain Recognized in Earnings on Derivatives	Pre-Tax Loss Recognized in Earnings on Hedged Item
Derivatives in Fair Value Hedging Relationships:
Interest rate swaps [a]	$(406)	$464	$3,341	$(2,832)

TIFFANY & CO.

	Years Ended January 31,
	2013		2012
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Loss Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-Tax Loss Recognized in OCI (Effective Portion)	(Loss) Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [b]	$24,750	$(4,221)	$(12,624)	$(6,974)
Put option contracts [b]	966	(129)	(69)	(2,101)
Precious metal collars [b]	—	—	—	607
Precious metal forward contracts [b]	(3,644)	(6,842)	(5,258)	2,567
Forward-starting interest rate swaps [a]	(26,511)	(928)	—	—

	$(4,439)	$(12,120)	$(17,951)	$(5,901)

[a]	The gain or loss recognized in earnings is included within Interest expense and financing costs.
[b]	The gain or loss recognized in earnings is included within Cost of sales.

The gains and losses on derivatives not designated as hedging instruments were not significant in the years ended January 31, 2013 and 2012. There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended January 31, 2013 and 2012. The Company expects approximately $11,995,000 of net pre-tax derivative gains included in accumulated other comprehensive income at January 31, 2013 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

For information regarding the location and amount of the derivative instruments in the Consolidated Balance Sheet, refer to “Note J. Fair Value of Financial Instruments.”

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

TIFFANY & CO.

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

The Company uses the market approach to measure fair value for its mutual funds, time deposits and derivative instruments. The Company’s interest rate swaps were primarily valued using the 3-month LIBOR rate. The Company’s put option contracts, as well as its foreign exchange forward contracts, are primarily valued using the appropriate foreign exchange spot rates. The Company’s precious metal forward contracts are primarily valued using the relevant precious metal spot rate. For further information on the Company’s hedging instruments and program, see “Note I. Hedging Instruments.”

Financial assets and liabilities carried at fair value at January 31, 2013 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Mutual funds [a]	$44,114	$44,114	$—	$—	$44,114
Time deposits [b]	1,363	1,363	—	—	1,363
Derivatives designated as hedging instruments:
Precious metal forward contracts [b]	1,066	—	1,066	—	1,066
Put option contracts [b]	1,449	—	1,449	—	1,449
Foreign exchange forward contracts [b]	17,177	—	17,177	—	17,177
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [b]	342	—	342	—	342

Total financial assets	$65,511	$45,477	$20,034	$—	$65,511

TIFFANY & CO.

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	$704	$—	$704	$—	$704

Total financial liabilities	$704	$—	$704	$—	$704

Financial assets and liabilities carried at fair value at January 31, 2012 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Mutual funds [a]	$39,542	$39,542	$—	$—	$39,542
Time deposits [b]	8,236	8,236	—	—	8,236
Derivatives designated as hedging instruments:
Interest rate swaps [a]	406	—	406	—	406
Precious metal forward contracts [b]	2,758	—	2,758	—	2,758
Foreign exchange forward contracts [b]	70	—	70	—	70
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [b]	240	—	240	—	240

Total financial assets	$51,252	$47,778	$3,474	$—	$51,252

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts [c]	$3,855	$—	$3,855	$—	$3,855
Precious metal forward contracts [c]	3,071	—	3,071	—	3,071

Total financial liabilities	$6,926	$—	$6,926	$—	$6,926

[a]	Included within Other assets, net.
[b]	Included within Prepaid expenses and other current assets.
[c]	Included within Accounts payable and accrued liabilities.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with

TIFFANY & CO.

similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $959,272,000 and $712,147,000 and the corresponding fair value was approximately $1,100,000,000 and $860,000,000 at January 31, 2013 and 2012.

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

The Company entered into sale-leaseback arrangements for its Retail Service Center, a distribution and administrative office facility in New Jersey, in 2005 and for the TIFFANY & CO. stores in Tokyo’s Ginza shopping district and on London’s Old Bond Street in 2007. These sale-leaseback arrangements resulted in total deferred gains of $144,505,000 which will be amortized in SG&A expenses over periods that range from 15 to 20 years. As of January 31, 2013, $96,724,000 of these deferred gains remained to be amortized.

In April 2010, Tiffany committed to a plan to consolidate and relocate its New York headquarters staff to a single location in New York City from three separate locations leased in midtown Manhattan. The move occurred in June 2011. Tiffany has subleased most of those previously occupied properties through the end of their lease terms which run through 2015, but has recovered only a portion of its rent obligations due to market conditions. Tiffany recorded expenses of $42,719,000 during the year ended January 31, 2012 (primarily within SG&A expenses), of which $30,884,000 was related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income. The remaining expense of $11,835,000 in 2011 and expense of $17,635,000 in 2010 (primarily recorded in SG&A expenses) was due to the acceleration of the useful lives of certain property and equipment, incremental rent during the transition period and lease termination payments.

TIFFANY & CO.

The following is a reconciliation of the accrued exit charges, recorded within other long-term liabilities, associated with the relocation:

(in thousands)
Opening balance, June 30, 2011	$30,884
Cash payments, net of estimated sublease income	(7,340)
Interest accretion	436

January 31, 2012	$23,980
Cash payments, net of estimated sublease income	(8,371)
Interest accretion	555

January 31, 2013	$16,164

Rent expense for the Company’s operating leases consisted of the following:

	Years Ended January 31,
(in thousands)	2013	2012	2011
Minimum rent for retail locations	$127,267	$107,814	$96,810
Contingent rent based on sales	31,918	36,357	24,642
Office, distribution and manufacturing facilities and equipment [a]	38,156	71,624	37,020

	$197,341	$215,795	$158,472

[a]	Expense in the year ended January 31, 2012 includes the $30,884,000 exit expense noted above.

In addition, the Company operates certain TIFFANY & CO. stores within various department stores and has agreements where the department store operators provide store facilities and other services. The Company pays the department store operators a percentage fee based on sales generated in these locations which totaled $120,967,000, $115,728,000 and $100,237,000 in 2012, 2011 and 2010, and which have been excluded from the table above.

Aggregate annual minimum rental payments under non-cancelable operating leases are as follows:

Years Ending January 31,	Annual Minimum Rental Payments (in thousands)
2014	$203,479
2015	193,040
2016	167,690
2017	143,782
2018	129,074
Thereafter	694,129

Diamond Sourcing Activities

The Company has agreements with various diamond producers to purchase defined portions of their mines’ output at prevailing fair market prices. Under those agreements, management expects to purchase approximately $200,000,000 of rough diamonds in 2013. Purchases beyond 2013 that are contingent upon mine production at then-prevailing fair market prices cannot be reasonably estimated. The Company will also purchase rough diamonds from other suppliers, although there are no contractual obligations to do so.

TIFFANY & CO.

In consideration of these diamond supply agreements, the Company has provided financing to certain of these suppliers. In March 2011, Laurelton Diamonds, Inc. (“Laurelton”), a direct, wholly-owned subsidiary of the Company, as lender, entered into a $50,000,000 amortizing term loan facility agreement (the “Loan”) with Koidu Holdings S.A. (“Koidu”), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the “Mine”) from which Laurelton now acquires diamonds. Koidu is required under the terms of the Loan to apply the proceeds of the Loan to capital expenditures necessary to increase the output of the Mine, among other purposes. The Loan is required to be repaid in full by March 2017 through semi-annual payments scheduled to begin in March 2013. Interest accrues at a rate per annum that is the greater of (i) LIBOR plus 3.5% or (ii) 4%. In consideration of the Loan, Laurelton entered into a supply agreement, pursuant to which Laurelton is required to purchase at fair market value diamonds recovered from the Mine that meet Laurelton’s quality standards. As of July 31, 2011, the Loan was fully funded. The assets of Koidu, including all equipment and rights in respect of the Mine, are subject to the security interest of a lender that is not affiliated with the Company. The Loan will be partially secured by diamonds that have been extracted from the Mine and that have not been sold to third parties. The Company has evaluated the variable interest entity consolidation requirements with respect to this transaction and has determined that it is not the primary beneficiary, as it does not have the power to direct any of the activities that most significantly impact Koidu’s economic performance. In March 2013, Koidu requested that the principal and interest payments due in 2013 under the Loan be deferred. The terms and conditions of the deferral are currently under negotiation. Based on management’s review, it was determined that the full amount outstanding under the Loan, including accrued interest, continues to be collectible.

The Company also provided financing of $8,015,000 and $6,605,000 during the years ended January 31, 2013 and 2012 to other diamond mining and exploration companies.

Contractual Cash Obligations and Contingent Funding Commitments

At January 31, 2013, the Company’s contractual cash obligations and contingent funding commitments were for inventory purchases of $300,876,000 (which includes the $200,000,000 obligation discussed in Diamond Sourcing Activities above), as well as for other contractual obligations of $66,931,000 (primarily for fixed royalty commitments, construction-in-progress and packaging supplies).

Litigation

On June 24, 2011, The Swatch Group Ltd. (“Swatch”) and its wholly-owned subsidiary Tiffany Watch Co. (“Watch Company”; Swatch and Watch Company, together, the “Swatch Parties”), initiated an arbitration proceeding against the Registrant and its wholly-owned subsidiaries Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the “Tiffany Parties”) seeking damages for alleged breach of agreements entered into by and among the Swatch Parties and the Tiffany Parties that came into effect in December 2007 (the “Agreements”). The Agreements pertain to the development and commercialization of a watch business and, among other things, contained various licensing and governance provisions and approval requirements relating to business, marketing and branding plans and provisions allocating profits relating to sales of the watch business between the Swatch Parties and the Tiffany Parties.

All claims and counterclaims between and among the Swatch Parties and the Tiffany Parties under the Agreements will be determined through a confidential arbitration (the “Arbitration”). The Arbitration is pending before a three member arbitral panel (the “Panel”) convened pursuant to the Arbitration Rules of the Netherlands Arbitration Institute in the Netherlands.

TIFFANY & CO.

On September 12, 2011, the Swatch Parties publicly issued a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties.

On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $80,000,000 at January 31, 2013) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,100,000,000 at January 31, 2013) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit and has defended vigorously and (together with the other Tiffany Parties) filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties disputed both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $132,000,000 at January 31, 2013) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $593,000,000 at January 31, 2013) (calculated based on future lost profits of the Tiffany Parties).

The arbitration hearing was held in October 2012. At the hearing, witnesses were examined and the Panel ordered additional briefs and submissions to complete the record. The record was completed in mid-February 2013, and the Panel will issue its decision at an undetermined future date. It is possible that the Panel will find neither the Swatch Parties nor the Tiffany Parties to be in material breach of their respective obligations under the Agreements; should that be the conclusion of the Panel, both sides have asked the Panel to determine that the Agreements be deemed terminated as of October 1, 2013.

Management has not included any accrual in the consolidated financial statements for the year ended January 31, 2013 related to the Arbitration as a result of its assessment that an award of damages to the Swatch Parties in the Arbitration is not probable. If the Swatch Parties’ claims were accepted on their merits, the damages award cannot be reasonably estimated at this time but could have a material adverse effect on the Registrant’s consolidated financial statements or liquidity.

If, as requested by both parties, the Arbitration tribunal determines that the Agreements should be terminated, the Tiffany Parties will need to make new arrangements to manufacture TIFFANY & CO. brand watches. Moreover, if the Company determines that it wishes to distribute such watches through third party retailers, it will have to make arrangements to do so because the Swatch Parties will no longer be responsible for such distribution. Royalties payable to the Tiffany Parties by Watch Company under the Agreements have not been significant in any year. Watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2012, 2011 and 2010.

TIFFANY & CO.

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

L. RELATED PARTIES

The Company’s Chairman of the Board and Chief Executive Officer is a member of the Board of Directors of The Bank of New York Mellon, which serves as the Company’s lead bank for its Credit Facilities, provides other general banking services and serves as the trustee and an investment manager for the Company’s pension plan. Fees paid to the bank for services rendered and interest on debt amounted to $1,658,000, $1,526,000 and $1,067,000 in 2012, 2011 and 2010.

M. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

The following sets forth the changes in each component of accumulated other comprehensive losses, net of tax:

(in thousands)	Foreign currency translation adjustments	Unrealized (loss) gain on marketable securities	Deferred hedging loss	Net unrealized loss on benefit plans	Accumulated other comprehensive loss
January 31, 2010	$16,512	$(1,899)	$(2,607)	$(45,271)	$(33,265)
Period change, before tax	27,167	3,135	2,446	(11,365)	21,383
Income tax (expense) benefit	(2,264)	(1,094)	(1,031)	3,706	(683)

January 31, 2011	41,415	142	(1,192)	(52,930)	(12,565)
Period change, before tax	9,997	(19)	(12,050)	(118,366)	(120,438)
Income tax (expense) benefit	(2,203)	7	4,513	45,556	47,873

January 31, 2012	49,209	130	(8,729)	(125,740)	(85,130)
Period change, before tax	(11,567)	2,646	7,729	(18,171)	(19,363)
Income tax benefit (expense)	6,422	(927)	(2,207)	7,330	10,618

January 31, 2013	$44,064	$1,849	$(3,207)	$(136,581)	$(93,875)

Stock Repurchase Program

In January 2008, the Company’s Board of Directors amended the existing share repurchase program to extend the expiration date of the program to January 2011 and to authorize the repurchase of up to an additional $500,000,000 of the Company’s Common Stock. In January 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Program”) and terminated the previously existing program. The 2011 Program authorizes the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The timing of repurchases and the actual number of shares to be repurchased depend on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions. In January 2013, the Board of Directors extended the expiration date of the

TIFFANY & CO.

2011 Program to January 31, 2014 and approximately $163,794,000 remained available for share repurchases under this authorization.

The Company’s share repurchase activity was as follows:

	Years Ended January 31,
(in thousands, except per share amounts)	2013	2012	2011
Cost of repurchases	$54,107	$174,118	$80,786
Shares repurchased and retired	813	2,629	1,843
Average cost per share	$66.54	$66.23	$43.83

Cash Dividends

The Company’s Board of Directors declared quarterly dividends which, on an annual basis, totaled $1.25, $1.12 and $0.95 per share of Common Stock in 2012, 2011 and 2010.

On February 21, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.32 per share of Common Stock. This dividend will be paid on April 10, 2013 to stockholders of record on March 20, 2013.

N. STOCK COMPENSATION PLANS

The Company has two stock compensation plans under which awards may be made: the Employee Incentive Plan and the Directors Option Plan, both of which were approved by the stockholders. No award may be made under the Employee Incentive Plan after April 30, 2015 or under the Directors Option Plan after May 15, 2018.

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

The Company has granted time-vesting restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and stock options under the Employee Incentive Plan. Stock options vest in increments of 25% per year over four years. RSUs and PSUs issued to the executive officers vest at the end of a three-year period. RSUs issued to other management employees vest in increments of 25% per year over a four-year period. Vesting of all PSUs is contingent on the Company’s performance against pre-set objectives established by the Compensation Committee of the Company’s Board of Directors. The PSUs and RSUs require no payment from the employee. PSU and RSU payouts will be in shares of Company stock at vesting. Compensation expense is recognized using the fair market value at the date of grant and recorded ratably over the vesting period. However, PSU compensation expense may be adjusted over the vesting period if interim performance objectives are not met. Award holders are not entitled to receive dividends on unvested stock options, PSUs or RSUs.

Under the Directors Option Plan, the maximum number of shares of Common Stock authorized for issuance was 1,000,000 (subject to adjustment); awards may be made to non-employee directors

TIFFANY & CO.

of the Company in the form of stock options or shares of stock but may not exceed 25,000 (subject to adjustment) shares per non-employee director in any fiscal year. Awards of shares (or rights to receive shares) reduce the above authorized amount by 1.58 shares for every share delivered pursuant to such an award. Awards made in the form of stock options may have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair market value unless the director has agreed to forego all or a portion of his or her annual cash retainer or other fees for service as a director in exchange for below-market exercise price options. Director options vest immediately. Director RSUs vest over a one-year period.

The Company uses newly issued shares to satisfy stock option exercises and the vesting of PSUs and RSUs.

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

	Years Ended January 31,
	2013	2012	2011
Dividend yield	1.6%	1.4%	1.2%
Expected volatility	42.2%	40.0%	37.9%
Risk-free interest rate	1.0%	1.5%	2.8%
Expected term in years	6	6	7

A summary of the option activity for the Company’s stock option plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2012	3,045,299	$41.53	6.42	$68,742
Granted	365,024	63.53
Exercised	(417,460)	31.46
Forfeited/cancelled	(20,574)	35.50

Outstanding at January 31, 2013	2,972,289	$45.68	6.17	$60,402

Exercisable at January 31, 2013	2,055,913	$38.93	4.95	$55,226

The weighted-average grant-date fair value of options granted for the years ended January 31, 2013, 2012 and 2011 was $21.78, $22.46 and $21.37. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended January 31, 2013, 2012 and 2011 was $14,359,000, $65,268,000 and $38,315,000.

TIFFANY & CO.

A summary of the activity for the Company’s RSUs is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2012	956,471	$43.28
Granted	302,295	66.18
Vested	(320,214)	37.92
Forfeited	(71,098)	46.22

Non-vested at January 31, 2013	867,454	$53.05

A summary of the activity for the Company’s PSUs is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2012	1,056,615	$43.05
Granted	234,200	59.85
Vested	(287,894)	23.21
Forfeited/cancelled	(14,103)	41.35

Non-vested at January 31, 2013	988,818	$53.14

The weighted-average grant-date fair value of RSUs granted for the years ended January 31, 2012 and 2011 was $57.89 and $46.22. The weighted-average grant-date fair value of PSUs granted for the years ended January 31, 2012 and 2011 was $57.34 and $55.05.

As of January 31, 2013, there was $63,547,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Employee Incentive Plan and Directors Option Plan. The expense is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of RSUs vested during the years ended January 31, 2013, 2012 and 2011 was $21,752,000, $21,333,000 and $20,524,000. The total fair value of PSUs vested during the years ended January 31, 2013, 2012 and 2011 was $20,340,000, $193,000 and $174,000.

Total compensation cost for stock-based compensation awards recognized in income and the related income tax benefit was $26,938,000 and $9,541,000 for the year ended January 31, 2013, $30,447,000 and $11,073,000 for the year ended January 31, 2012 and $25,436,000 and $9,181,000 for the year ended January 31, 2011. Total compensation cost capitalized in inventory was not significant.

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

TIFFANY & CO.

Qualified Plan benefits are based on (i) average compensation in the highest paid five years of the last 10 years of employment (“average final compensation”) and (ii) the number of years of service. Participants with at least 10 years of service who retire after attaining age 55 may receive reduced retirement benefits. The Company funds the Qualified Plan’s trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. The Company made a $35,000,000 cash contribution to the Qualified Plan in 2012 and plans to contribute approximately $30,000,000 in 2013. However, this expectation is subject to change based on asset performance being significantly different than the assumed long-term rate of return on pension assets.

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

The Company provides certain health-care and life insurance benefits (“Other Postretirement Benefits”) for retired employees and accrues the cost of providing these benefits throughout the employees’ active service period until they attain full eligibility for those benefits. Substantially all of the Company’s U.S. full-time employees, hired on or before March 31, 2012, may become eligible for these benefits if they reach normal or early retirement age while working for the Company. The cost of providing postretirement health-care benefits is shared by the retiree and the Company, with retiree contributions evaluated annually and adjusted in order to maintain the Company/retiree cost-sharing target ratio. The life insurance benefits are noncontributory. The

TIFFANY & CO.

Company’s employee and retiree health-care benefits are administered by an insurance company, and premiums on life insurance are based on prior years’ claims experience.

Obligations and Funded Status

The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the plans as of the measurement date:

	January 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$548,641	$432,716	$61,835	$49,451
Service cost	18,058	14,105	2,382	2,198
Interest cost	26,796	25,321	2,839	3,101
Participants’ contributions	—	—	1,632	1,565
MMA retiree drug subsidy	—	—	131	200
Actuarial loss	59,910	93,636	442	9,111
Benefits paid	(18,770)	(18,315)	(3,538)	(3,791)
Translation	(3,097)	1,178	—	—

Benefit obligation at end of year	631,538	548,641	65,723	61,835

Change in plan assets:
Fair value of plan assets at beginning of year	266,734	262,808	—	—
Actual return on plan assets	46,174	(4,351)	—	—
Employer contribution	37,043	26,592	1,775	1,524
Participants’ contributions	—	—	1,632	1,565
MMA retiree drug subsidy	—	—	131	200
ERRP subsidy	—	—	—	502
Benefits paid	(18,770)	(18,315)	(3,538)	(3,791)

Fair value of plan assets at end of year	331,181	266,734	—	—

Funded status at end of year	$(300,357)	$(281,907)	$(65,723)	$(61,835)

TIFFANY & CO.

The following tables provide additional information regarding the Company’s pension plans’ projected benefit obligations and assets (included in pension benefits in the table above) and accumulated benefit obligation:

	January 31, 2013
(in thousands)	Qualified	Excess/SRIP	Japan	Total
Projected benefit obligation	$509,538	$105,503	$16,497	$631,538
Fair value of plan assets	331,181	—	—	331,181

Funded status	$(178,357)	$(105,503)	$(16,497)	$(300,357)

Accumulated benefit obligation	$457,363	$70,573	$13,820	$541,756

	January 31, 2012
(in thousands)	Qualified	Excess/SRIP	Japan	Total
Projected benefit obligation	$436,481	$94,784	$17,376	$548,641
Fair value of plan assets	266,734	—	—	266,734

Funded status	$(169,747)	$(94,784)	$(17,376)	$(281,907)

Accumulated benefit obligation	$396,882	$60,339	$14,477	$471,698

At January 31, 2013, the Company had a current liability of $4,834,000 and a non-current liability of $361,246,000 for pension and other postretirement benefits. At January 31, 2012, the Company had a current liability of $5,178,000 and a non-current liability of $338,564,000 for pension and other postretirement benefits.

Amounts recognized in accumulated other comprehensive loss consist of:

	January 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2013	2012	2013	2012
Net actuarial loss	$214,725	$196,610	$12,867	$12,455
Prior service cost (credit)	1,633	2,648	(5,057)	(5,716)

Total before tax	$216,358	$199,258	$7,810	$6,739

The estimated pre-tax amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost within the next 12 months is as follows:

(in thousands)	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$20,811	$384
Prior service cost (credit)	972	(659)

	$21,783	$(275)

TIFFANY & CO.

Components of Net Periodic Benefit Cost and

Other Amounts Recognized in Other Comprehensive Earnings

	Years Ended January 31,
	Pension Benefits			Other Postretirement Benefits
(in thousands)	2013	2012	2011	2013	2012	2011
Service cost	$18,058	$14,105	$12,741	$2,382	$2,198	$1,711
Interest cost	26,796	25,321	23,860	2,839	3,101	2,943
Expected return on plan assets	(20,416)	(18,716)	(17,568)	—	—	—
Amortization of prior service cost	1,015	1,065	1,078	(659)	(659)	(659)
Amortization of net loss	15,964	7,026	2,786	29	16	1

Net periodic benefit cost	41,417	28,801	22,897	4,591	4,656	3,996

Net actuarial loss	34,080	116,703	10,583	440	9,111	3,988
Recognized actuarial loss	(15,964)	(7,026)	(2,786)	(29)	(16)	(1)
Recognized prior service (cost) credit	(1,015)	(1,065)	(1,078)	659	659	659

Total recognized in other comprehensive earnings	17,101	108,612	6,719	1,070	9,754	4,646

Total recognized in net periodic benefit cost and other comprehensive earnings	$58,518	$137,413	$29,616	$5,661	$14,410	$8,642

Assumptions

Weighted-average assumptions used to determine benefit obligations:

	January 31,
	2013	2012
Discount rate:
Qualified Plan	4.50%	5.00%
Excess Plan/SRIP	4.50%	5.00%
Japan Plan	1.25%	1.50%
Other Postretirement Benefits	4.50%	5.25%
Rate of increase in compensation:
Qualified Plan	2.75%	2.75%
Excess Plan	4.25%	4.25%
SRIP	7.25%	7.25%
Japan Plan	1.00%	1.00%

TIFFANY & CO.

Weighted-average assumptions used to determine net periodic benefit cost:

	Years Ended January 31,
	2013	2012	2011
Discount rate:
Qualified Plan	5.00%	6.00%	6.50%
Excess Plan/SRIP	5.00%	6.00%	6.75%
Japan Plan	1.50%	1.75%	3.00%
Other Postretirement Benefits	5.25%	6.25%	6.75%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation:
Qualified Plan	2.75%	3.50%	3.75%
Excess Plan	4.25%	5.00%	5.25%
SRIP	7.25%	8.00%	8.25%
Japan Plan	1.00%	1.25%	2.50%

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

For postretirement benefit measurement purposes, 8.00% (for pre-age 65 retirees) and 6.50% (for post-age 65 retirees) annual rates of increase in the per capita cost of covered health care were assumed for 2013. The rates were assumed to decrease gradually to 4.75% by 2020 and remain at that level thereafter.

Assumed health-care cost trend rates affect amounts reported for the Company’s postretirement health-care benefits plan. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the Company’s accumulated postretirement benefit obligation or the aggregate service and interest cost components of the 2012 postretirement expense.

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

TIFFANY & CO.

The fair value of the Company’s Qualified Plan assets at January 31, 2013 and 2012 by asset category is as follows:

	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in thousands)	January 31, 2013	Level 1	Level 2	Level 3
Equity securities:
Common/collective trusts [a]	$231,544	$—	$231,544	$—
Fixed income securities:
Government bonds	30,320	25,374	4,946	—
Corporate bonds	24,429	—	24,429	—
Mortgage obligations	30,233	—	30,233	—
Other types of investments:
Limited partnerships	14,655	—	—	14,655

	$331,181	$25,374	$291,152	$14,655

	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in thousands)	January 31, 2012	Level 1	Level 2	Level 3
Equity securities:
Common/collective trusts [a]	$187,141	$—	$187,141	$—
Fixed income securities:
Government bonds	19,769	18,148	1,621	—
Corporate bonds	19,630	—	19,630	—
Mortgage obligations	28,630	—	28,630	—
Other types of investments:
Limited partnerships	11,564	—	—	11,564

	$266,734	$18,148	$237,022	$11,564

*	See Note J – Fair Value of Financial Instruments for a description of the levels of inputs.
[a]	Common/collective trusts include investments in U.S. and international large, middle and small capitalization equities.

The changes in fair value of the Company’s Qualified Plan Level 3 assets for the years ended January 31, 2013 and 2012 are as follows:

(in thousands)	Limited partnerships	Multi-strategy hedge fund
January 31, 2011	$13,059	$68
Unrealized (loss) gain, net	(97)	582
Realized gain (loss), net	624	(583)
Purchases	1,641	—
Settlements	(3,663)	(67)

January 31, 2012	11,564	—
Unrealized gain, net	1,795	—
Realized loss, net	(1,270)	—
Purchases	3,793	—
Settlements	(1,227)	—

January 31, 2013	$14,655	$—

TIFFANY & CO.

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

Investments in multi-strategy hedge funds were valued at fair value, generally at an amount equal to the net asset value of the investment in the underlying funds as determined by the underlying fund’s general partner or manager. If no such information was available, a value was determined by the investment manager.

Benefit Payments

The Company expects the following future benefit payments to be paid:

Years Ending January 31,	Pension Benefits (in thousands)	Other Postretirement Benefits (in thousands)
2014	$19,751	$2,088
2015	20,377	2,082
2016	20,110	2,030
2017	21,136	1,977
2018	23,321	1,968
2019–2023	138,650	10,547

Employee Profit Sharing and Retirement Savings Plan

The Company maintains an EPSRS Plan that covers substantially all U.S.-based employees. Under the profit-sharing feature of the EPSRS Plan, the Company makes contributions, in the form of newly-issued Company Common Stock, to the employees’ accounts based on the achievement of certain targeted earnings objectives established by, or as otherwise determined by, the Company’s Board of Directors. The Company recorded no expense in 2012 and an expense of $3,150,000 and $4,500,000 in 2011 and 2010. Under the retirement savings feature of the EPSRS Plan, employees who meet certain eligibility requirements may participate by contributing up to 50% of their annual compensation beginning in 2012, not to exceed Internal Revenue Service limits, and the Company may provide up to a 50% matching cash contribution up to 6% of each participant’s total compensation. The Company recorded expense of $7,278,000, $6,968,000 and $6,016,000 in 2012, 2011 and 2010. Contributions to both features of the EPSRS Plan are made in the following year.

Under the profit-sharing feature of the EPSRS Plan, the Company’s stock contribution is required to be maintained in such stock until the employee has two or more years of service, at which time the employee may diversify his or her Company stock account into other investment options

TIFFANY & CO.

provided under the plan. Under the retirement savings portion of the EPSRS Plan, the employees have the ability to elect to invest their contribution and the matching contribution in Company stock. At January 31, 2013, investments in Company stock represented 27% of total EPSRS Plan assets.

The EPSRS Plan provides a defined contribution retirement benefit (“DCRB”) to eligible employees hired on or after January 1, 2006. Under the DCRB, the Company makes contributions each year to each employee’s account at a rate based upon age and years of service. These contributions are deposited into individual accounts set up in each employee’s name to be invested in a manner similar to the retirement savings portion of the EPSRS Plan. The Company recorded expense of $3,387,000, $2,926,000 and $1,866,000 in 2012, 2011 and 2010.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for directors, executives and certain management employees, whereby eligible participants may defer a portion of their compensation for payment at specified future dates, upon retirement, death or termination of employment. The deferred compensation is adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. The amounts accrued under the plans were $24,463,000 and $20,816,000 at January 31, 2013 and 2012, and are reflected in other long-term liabilities. The Company does not promise or guarantee any rate of return on amounts deferred.

P. INCOME TAXES

Earnings from operations before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2013	2012	2011
United States	$510,853	$448,780	$352,126
Foreign	132,723	216,171	195,308

	$643,576	$664,951	$547,434

Components of the provision for income taxes were as follows:

	Years Ended January 31,
(in thousands)	2013	2012	2011
Current:
Federal	$167,462	$181,935	$149,815
State	28,461	35,109	36,580
Foreign	50,778	59,485	52,968

	246,701	276,529	239,363

Deferred:
Federal	378	(49,746)	(52,452)
State	223	(447)	(8,220)
Foreign	(19,883)	(575)	340

	(19,282)	(50,768)	(60,332)

	$227,419	$225,761	$179,031

TIFFANY & CO.

Reconciliations of the provision for income taxes at the statutory Federal income tax rate to the Company’s effective income tax rate were as follows:

	Years Ended January 31,
	2013	2012	2011
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	3.0	3.3	2.8
Foreign losses with no tax benefit	0.5	0.2	0.6
Undistributed foreign earnings	(3.4)	(4.0)	(4.0)
Net change in uncertain tax positions	0.9	0.3	0.3
Domestic manufacturing deduction	(1.4)	(1.6)	(1.2)
Other	0.7	0.8	(0.8)

	35.3%	34.0%	32.7%

The Company has the intent to indefinitely reinvest any undistributed earnings of primarily all foreign subsidiaries. As of January 31, 2013 and 2012, the Company has not provided deferred taxes on approximately $474,000,000 and $403,000,000 of undistributed earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. U.S. Federal income taxes of approximately $87,000,000 and $71,000,000 would be incurred if these earnings were distributed.

Deferred tax assets (liabilities) consisted of the following:

	January 31,
(in thousands)	2013	2012
Deferred tax assets:
Pension/postretirement benefits	$131,974	$123,721
Accrued expenses	28,637	30,219
Share-based compensation	25,252	24,312
Depreciation	49,159	42,141
Amortization	11,711	11,425
Foreign and state net operating losses	27,976	20,891
Sale-leaseback	57,955	73,562
Inventory	59,071	35,426
Accrued exit charges	6,193	9,233
Financial hedging instruments	13,824	4,054
Unearned income	11,022	13,638
Other	25,115	16,804

	447,889	405,426
Valuation allowance	(14,181)	(13,570)

	433,708	391,856

Deferred tax liabilities:
Foreign tax credit	(47,913)	(38,294)

Net deferred tax asset	$385,795	$353,562

TIFFANY & CO.

The Company has recorded a valuation allowance against certain deferred tax assets related to state and foreign net operating loss carryforwards where management has determined it is more likely than not that deferred tax assets will not be realized in the future. The overall valuation allowance relates to tax loss carryforwards and temporary differences for which no benefit is expected to be realized. Tax loss carryforwards of approximately $7,000,000 and $107,000,000 exist in certain state and foreign jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from 2014 through 2031.

The following table reconciles the unrecognized tax benefits:

	January 31,
(in thousands)	2013	2012	2011
Unrecognized tax benefits at beginning of year	$25,509	$32,273	$32,226
Gross increases – tax positions in prior period	4,426	1,365	2,367
Gross decreases – tax positions in prior period	(1,713)	(6,480)	(2,003)
Gross increases – current period tax positions	156	312	3,241
Settlements	—	(1,760)	(1,394)
Lapse of statute of limitations	(161)	(201)	(2,164)

Unrecognized tax benefits at end of year	$28,217	$25,509	$32,273

Included in the balance of unrecognized tax benefits at January 31, 2013, 2012 and 2011 are $17,564,000, $12,998,000 and $11,605,000 of tax benefits that, if recognized, would affect the effective income tax rate.

The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income taxes. During the years ended January 31, 2013, 2012 and 2011, the Company recognized approximately $650,000, $3,924,000 and $1,184,000 of expense associated with interest and penalties. Accrued interest and penalties are included within accounts payable and accrued liabilities and other long-term liabilities, and were $7,878,000 and $7,228,000 at January 31, 2013 and 2012.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by a number of tax authorities in various jurisdictions. Ongoing audits where subsidiaries have a material presence include New York state (tax years 2008–2010), New York City (tax years 2009–2010), New Jersey (tax years 2006–2009) and Japan (tax years 2009–2011), as well as an audit that is being conducted by the Internal Revenue Service (tax years 2006–2009). Tax years from 2004–present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

TIFFANY & CO.

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

Certain information relating to the Company’s segments is set forth below:

	Years Ended January 31,
(in thousands)	2013	2012	2011
Net sales:
Americas	$1,839,969	$1,805,783	$1,574,571
Asia-Pacific	810,420	748,214	549,197
Japan	639,185	616,505	546,537
Europe	432,167	421,141	360,831

Total reportable segments	3,721,741	3,591,643	3,031,136
Other	72,508	51,294	54,154

	$3,794,249	$3,642,937	$3,085,290

Earnings (losses) from operations: *
Americas	$345,917	$387,951	$340,331
Asia-Pacific	188,510	205,711	133,448
Japan	204,510	184,767	162,800
Europe	90,955	105,728	88,309

Total reportable segments	829,892	884,157	724,888
Other	(6,254)	(5,247)	3,358

	$823,638	$878,910	$728,246

*	Represents earnings (losses) from operations before unallocated corporate expenses, other operating expense and interest expense, financing costs and other income, net.

The Company’s CODM does not evaluate the performance of the Company’s assets on a segment basis for internal management reporting and, therefore, such information is not presented.

TIFFANY & CO.

The following table sets forth reconciliations of the segments’ earnings from operations to the Company’s consolidated earnings from operations before income taxes:

	Years Ended January 31,
(in thousands)	2013	2012	2011
Earnings from operations for segments	$823,638	$878,910	$728,246
Unallocated corporate expenses	(126,421)	(127,765)	(115,830)
Other operating expense	—	(42,719)	(17,635)
Interest expense, financing costs and other income, net	(53,641)	(43,475)	(47,347)

Earnings from operations before income taxes	$643,576	$664,951	$547,434

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expense was related to Tiffany’s relocation of its New York headquarters staff to a single location (see “Note K. Commitments and Contingencies”).

Sales to unaffiliated customers and long-lived assets by geographic areas were as follows:

	Years Ended January 31,
(in thousands)	2013	2012	2011
Net sales:
United States	$1,696,502	$1,687,478	$1,484,505
Japan	639,185	616,505	546,537
Other countries	1,458,562	1,338,954	1,054,248

	$3,794,249	$3,642,937	$3,085,290

Long-lived assets:
United States	$630,805	$597,124	$529,763
Japan	28,971	32,030	31,729
Other countries	200,480	171,014	135,486

	$860,256	$800,168	$696,978

TIFFANY & CO.

Classes of Similar Products

	Years Ended January 31,
(in thousands)	2013	2012	2011
Net sales:
Statement, fine & solitaire jewelry	$700,615	$655,804	$534,107
Engagement jewelry & wedding bands	1,093,411	1,058,921	853,488
Silver, gold & RUBEDO® metal jewelry	1,146,716	1,108,182	985,754
Designer jewelry	531,469	501,290	437,514
All other	322,038	318,740	274,427

	$3,794,249	$3,642,937	$3,085,290

Certain reclassifications have been made to the prior years’ classes of similar products to conform to the current year presentation.

R. QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012 Quarters Ended
(in thousands, except per share amounts)	April 30	July 31	October 31	January 31
Net sales	$819,170	$886,569	$852,741	$1,235,769
Gross profit	469,018	499,162	464,289	730,815
Earnings from operations	134,985	154,580	117,295	290,357
Net earnings	81,534	91,801	63,179	179,643
Net earnings per share:
Basic	$0.64	$0.72	$0.50	$1.42

Diluted	$0.64	$0.72	$0.49	$1.40

	2011 Quarters Ended
(in thousands, except per share amounts)	April 30 [a]	July 31 [a]	October 31	January 31
Net sales	$761,018	$872,712	$821,767	$1,187,440
Gross profit	443,693	514,697	475,849	716,915
Earnings from operations	135,966	140,540	146,177	285,743
Net earnings	81,063	90,043	89,689	178,395
Net earnings per share:
Basic	$0.64	$0.70	$0.71	$1.41

Diluted	$0.63	$0.69	$0.70	$1.39

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

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is shown on page K-45. The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with financial management and the independent registered public accounting firm to discuss specific accounting, financial reporting and internal control matters. Both the independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee. Each year the Audit Committee selects the firm that is to perform audit services for the Company.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2013 based on criteria in Internal Control – Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of January 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown on page K-45.

/s/ Michael J. Kowalski

Chairman of the Board and Chief Executive Officer

/s/ Patrick F. McGuiness

Senior Vice President and Chief Financial Officer

Item 9B.	Other Information.

NONE

TIFFANY & CO.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the sections titled “Ownership by Directors, Director Nominees and Executive Officers,” “Compliance of Directors, Executive Officers and Greater-Than-Ten-Percent Stockholders with Section 16(a) Beneficial Ownership Reporting Requirements” and “DISCUSSION OF PROPOSALS PRESENTED BY THE BOARD. Item 1. Election of Directors” in Registrant’s Proxy Statement dated April 5, 2013.

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

See Registrant’s Proxy Statement dated April 5, 2013, for information within the section titled “Business Conduct Policy and Code of Ethics.”

Item 11.	Executive Compensation.

Incorporated by reference from the section titled “COMPENSATION OF THE CEO AND OTHER EXECUTIVE OFFICERS” in Registrant’s Proxy Statement dated April 5, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the section titled “OWNERSHIP OF THE COMPANY” in Registrant’s Proxy Statement dated April 5, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See Executive Officers of the Registrant and Board of Directors information incorporated by reference from the sections titled “Independent Directors Constitute a Majority of the Board,” “TRANSACTIONS WITH RELATED PERSONS” and “EXECUTIVE OFFICERS OF THE COMPANY” in Registrant’s Proxy Statement dated April 5, 2013.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference from the section titled “Fees and Services of PricewaterhouseCoopers LLP” in Registrant’s Proxy Statement dated April 5, 2013.

TIFFANY & CO.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) List of Documents Filed As Part of This Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of January 31, 2013 and 2012.

Consolidated Statements of Earnings for the years ended January 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Earnings for the years ended January 31, 2013, 2012 and 2011.

Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended January 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements:

Schedule II—Valuation and Qualifying Accounts and Reserves.

All other schedules have been omitted since they are not applicable, not required, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

The information called for by this item is incorporated herein by reference to the Exhibit Index in this report.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2013	TIFFANY & CO. (Registrant)

	By:	/s/ Michael J. Kowalski
Michael J. Kowalski Chairman of the Board and Chief Executive Officer

TIFFANY & CO.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Michael J. Kowalski	By:	/s/ Patrick F. McGuiness
	Michael J. Kowalski Chairman of the Board and Chief Executive Officer (principal executive officer) (director)		Patrick F. McGuiness Senior Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ Henry Iglesias	By:	/s/ Rose Marie Bravo
	Henry Iglesias		Rose Marie Bravo
	Vice President and Controller (principal accounting officer)		Director

By:	/s/ Gary E. Costley	By:	/s/ Lawrence K. Fish
	Gary E. Costley		Lawrence K. Fish
	Director		Director

By:	/s/ Abby F. Kohnstamm	By:	/s/ Charles K. Marquis
	Abby F. Kohnstamm		Charles K. Marquis
	Director		Director

By:	/s/ Peter W. May	By:	/s/ William A. Shutzer
	Peter W. May Director		William A. Shutzer Director

By:	/s/ Robert S. Singer
Robert S. Singer Director

March 28, 2013

TIFFANY & CO.

EXHIBIT INDEX

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant’s Report on Form 8-K dated May 16, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 20, 1999. Incorporated by reference from Exhibit 3.1 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended July 31, 1999.

3.1a	Amendment to Certificate of Incorporation of Registrant dated May 18, 2000. Incorporated by reference from Exhibit 3.1b to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2001.

3.2	Restated By-Laws of Registrant, as last amended July 19, 2007. Incorporated by reference from Exhibit 3.2 to Registrant’s Report on Form 8-K dated July 20, 2007.

4a	Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.

10.1	Amended and Restated Agreement, dated as of December 27, 2012, by and between Tiffany and Company and Elsa Peretti. Incorporated by reference from Exhibit 10.123 filed with Registrant’s Report on Form 8-K dated January 2, 2013.

10.2	Agreement and Memorandum of Agreement made the 1st day of February 2009 by and between Tiffany & Co. Japan Inc. and Mitsukoshi Ltd. of Japan. Incorporated by reference from Exhibit 10.128 filed with Registrant’s Report on Form 8-K dated February 18, 2009.

10.3	Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.

10.3a	First Addendum to the Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.

10.4	Three-Year Credit Agreement dated as of December 21, 2011 by and among Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc. and each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York Mellon, as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.146 filed with Registrant’s Report on Form 8-K dated December 23, 2011.

10.4a	Commitment Increase Supplement, dated as of July 26, 2012, to the Three Year Credit Agreement (see Exhibit 10.4 above) by and among the Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc., the other Borrowers party thereto, the Lenders party thereto and The Bank of New York Mellon, as Administrative Agent. Incorporated by reference from Exhibit 10.146a filed with Registrant’s Report on Form 8-K dated July 27, 2012.

TIFFANY & CO.

Exhibit No.	Description

10.4b	Amendment No. 1 dated as of October 17, 2012, to the Three Year Credit Agreement (see Exhibit 10.4 above) by and among the Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc., the other Borrowers party thereto, the Lenders party thereto and The Bank of New York Mellon, as Administrative Agent.

10.5	Guaranty Agreement dated as of December 21, 2011, with respect to the Three-Year Credit Agreement (see Exhibit 10.4 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. and The Bank of New York Mellon, as Administrative Agent. Incorporated by reference from Exhibit 10.147 filed with Registrant’s Report on Form 8-K dated December 23, 2011.

10.6	Lease Agreement made as of September 28, 2005 between CLF Sylvan Way LLC and Tiffany and Company, and form of Registrant’s guaranty of such lease. Incorporated by reference from Exhibit 10.149 filed with Registrant’s Report on Form 8-K dated September 23, 2005.

10.7	Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 25, 2012 by and among the Registrant and various institutional note purchasers with respect to the Registrant’s $100 million principal amount of 9.05% Series A Senior Notes due December 23, 2015, $150 million principal amount of 4.40% Series B-P Senior Notes due July 25, 2042 and private shelf facility. Incorporated by reference from Exhibit 10.155 filed with Registrant’s Report on Form 8-K dated July 27, 2012.

10.8	Amended and Restated Guaranty Agreement dated as of July 25, 2012 with respect to the Amended and Restated Note Purchase and Private Shelf Agreement (see Exhibit 10.7 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.156 filed with Registrant’s Report on Form 8-K dated July 27, 2012.

10.9	Form of Note Purchase Agreement dated as of February 12, 2009 by and between Registrant and certain subsidiaries of Berkshire Hathaway Inc. with respect to Registrant’s $125 million principal amount 10% Series A-2009 Senior Notes due February 13, 2017 and $125 million principal amount 10% Series B-2009 Senior Notes due February 13, 2019. Incorporated by reference from Exhibit 10.157 filed with Registrant’s Report on Form 8-K dated February 13, 2009.

10.10	Guaranty Agreement dated February 12, 2009 with respect to the Note Purchase Agreement (see Exhibit 10.9 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.158 filed with Registrant’s Report on Form 8-K dated February 13, 2009.

10.11	Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 25, 2012 by and among the Registrant and various institutional note purchasers with respect to the Registrant’s $50 million principal amount of 10.0% Series A Senior Notes due April 9, 2018, $100 million principal amount of 4.40% Series B-M Senior Notes due July 25, 2042 and up to $50 million private shelf facility. Incorporated by reference from Exhibit 10.159 filed with Registrant’s Report on Form 8-K dated July 27, 2012.

TIFFANY & CO.

Exhibit No.	Description

10.12	Amended and Restated Guaranty Agreement dated as of July 25, 2012 with respect to the Amended and Restated Note Purchase and Private Shelf Agreement (see Exhibit 10.11 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.160 filed with Registrant’s Report on Form 8-K dated July 27, 2012.

10.13	Form of Note Purchase Agreement dated as of September 1, 2010 by and between Registrant and various institutional note purchasers with respect to the Registrant’s yen 10,000,000,000 principal amount 1.72% Senior Notes due September 1, 2016. Incorporated by reference from Exhibit 10.161 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended July 31, 2010.

10.14	Guaranty Agreement dated September 1, 2010 with respect to the Note Purchase Agreement (see Exhibit 10.13 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. Incorporated by reference from Exhibit 10.162 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended July 31, 2010.

10.15	Amortising term loan facility agreement dated March 30, 2011 between and among Koidu Holdings S.A. (as Borrower), BSG Resources Limited (as Guarantor) and Laurelton Diamonds, Inc. (as Original Lender). Incorporated by reference from Exhibit 10.163 filed with Registrant’s Report on Form 8-K dated March 30, 2011.

10.15a	Amendment Agreement dated as of May 10, 2011 with respect to the Amortising Term Loan Facility Agreement (see Exhibit 10.15 above) between and among Koidu Holdings S.A. (as Borrower), BSG Resources Limited (as Guarantor) and Laurelton Diamonds, Inc. (as Original Lender).

10.15b	Second Amendment Agreement dated as of February 12, 2013 with respect to the Amortising Term Loan Facility Agreement (see Exhibit 10.15 above) between and among Koidu Limited (as Borrower), BSG Resources Limited (as Guarantor) and Laurelton Diamonds, Inc. (as Original Lender).

10.16	Five-Year Credit Agreement dated as of December 21, 2011 by and among Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc. and each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York Mellon, as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.164 filed with Registrant’s Report on Form 8-K dated December 23, 2011.

10.16a	Commitment Increase Supplement, dated as of July 26, 2012, to the Five Year Credit Agreement (see Exhibit 10.16 above) by and among the Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc., the other Borrowers party thereto, the Lenders party thereto and The Bank of New York Mellon, as Administrative Agent. Incorporated by reference from Exhibit 10.164a filed with Registrant’s Report on Form 8-K dated July 27, 2012.

10.16b	Amendment No. 1 dated as of October 17, 2012, to the Five Year Credit Agreement (see Exhibit 10.16 above) by and among the Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc., the other Borrowers party thereto, the Lenders party thereto and The Bank of New York Mellon, as Administrative Agent.

TIFFANY & CO.

Exhibit No.	Description

10.17	Guaranty Agreement dated as of December 21, 2011, with respect to the Five Year Credit Agreement (see Exhibit 10.16 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. and The Bank of New York Mellon, as Administrative Agent. Incorporated by reference from Exhibit 10.165 filed with Registrant’s Report on Form 8-K dated December 23, 2011.

14.1	Code of Business and Ethical Conduct and Business Conduct Policy.

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Tiffany & Co.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to the Consolidated Financial Statements; and (vii) Schedule II – Valuation and Qualifying Accounts and Reserves.

Executive Compensation Plans and Arrangements

Exhibit No.	Description

10.18	Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers (Corrected Version). Incorporated by reference from Exhibit 10.49a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.19	Tiffany and Company Amended and Restated Executive Deferral Plan originally made effective October 1, 1989, as amended and restated effective September 4, 2012.

10.20	Registrant’s Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit 10.108 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

TIFFANY & CO.

Exhibit No.	Description

10.21	Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.22	1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of January 31, 2009. Incorporated by reference from Exhibit 10.114 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.23	Form of 2009 Retention Agreement between and among Registrant and Tiffany and Company and those executive officers indicated within the form and Appendices I and II to such Agreement. Incorporated by reference from Exhibit 10.127c filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.24	Summary of Executive Long Term Disability Plan available to executive officers.

10.24a	Group Long Term Disability Insurance Policy issued by First Unum Life Insurance, Policy No. 533717 001.

10.24b	Individual Disability Insurance Policy issued by Provident Life and Casualty Insurance Company.

10.24c	Individual Disability Insurance Policy issued by Lloyd’s of London.

10.25	Summary of arrangements for the payment of premiums on life insurance policies owned by executive officers. Incorporated by reference from Exhibit 10.137 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.26	2004 Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits, Amended and Restated as of October 31, 2011. Incorporated by reference from Exhibit 10.138 filed with Registrant’s Report on Form 8-K dated January 27, 2012.

10.27	Registrant’s Amended and Restated 1998 Employee Incentive Plan effective May 19, 2005. Incorporated by reference from Exhibit 4.3 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.28	Registrant’s 2005 Employee Incentive Plan as adopted May 19, 2005. Incorporated by reference from Exhibit 10.145 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.28a	Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.151a filed with Registrant’s Report on Form 8-K dated March 26, 2007.

10.28b	Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 21, 2009.

10.28c	Form of Fiscal 2013 Cash Incentive Award Agreement for certain executive officers adopted on March 21, 2013 under Registrant’s 2005 Employee Incentive Plan as Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.139d filed with Registrant’s Report on Form 8-K dated March 22, 2013.

TIFFANY & CO.

Exhibit No.	Description

10.28d	Terms of 2010 Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan as adopted on January 20, 2010 for use with grants made that same date and on January 20, 2011, amended and restated effective December 29, 2011. Incorporated by reference from Exhibit 10.140c filed with Registrant’s Report on Form 8-K dated January 27, 2012.

10.28e	Form of Non-Competition and Confidentiality Covenants for use in connection with Performance-Based Restricted Stock Unit Grants to Registrant’s Executive Officers and Time-Vested Restricted Unit Awards made to other officers of Registrant’s affiliated companies pursuant to the Registrant’s 2005 Employee Incentive Plan and pursuant to the Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits. Incorporated by reference from Exhibit 10.140a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.28f	Form of Notice of Grant as referenced in and attached to the Terms of 2010 Performance-Based Restricted Stock Unit grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan as adopted on January 20, 2010 (see Exhibit 10.28d above) and completed on March 17, 2010 for use with the grants made on January 20, 2010. Incorporated by reference from Exhibit 10.140d filed with Registrant’s Report on Form 8-K dated March 25, 2010.

10.28g	Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.143 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.28h	Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005. Incorporated by reference from Exhibit 10.143a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.28i	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.28j	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.28k	Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to Executive Officers subsequent to that date). Incorporated by reference from Exhibit 10.144b filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.28l	Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to employees other than Executive Officers subsequent to that date). Incorporated by reference from Exhibit 10.150a filed with Registrant’s Report on Form 8-K dated February 2, 2009.

TIFFANY & CO.

Exhibit No.	Description

10.28m	Terms of Time-Vested Restricted Stock Unit Grants to certain Executive Officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.161 filed with Registrant’s Report on Form 8-K dated March 21, 2011.

10.29	Registrant’s 1998 Directors Option Plan. Incorporated by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

10.29a	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 1998 Directors Option Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.142 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.30	Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 4.3a filed with Registrant’s Report on Form 8-K dated March 23, 2009.

10.30a	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2008 Directors Equity Compensation Plan.

10.30b	Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 2008 Directors Equity Compensation Plan.

10.31	Share Ownership Policy for Executive Officers and Directors, Amended and Restated as of March 21, 2013. Incorporated by reference from Exhibit 10.152 filed with Registrant’s Report on Form 8-K dated March 22, 2013.

10.32	Senior Executive Employment Agreement between Frederic Cumenal and Tiffany and Company, effective as of March 10, 2011. Incorporated by reference from Exhibit 10.154 filed with Registrant’s Report on Form 8-K dated March 21, 2011.

10.33	Comprehensive Retirement Non-Competition Agreement between James E. Quinn and Registrant entered into on January 19, 2012, with an effective Date of Retirement of February 1, 2012. Incorporated by reference from Exhibit 10.166 filed with Registrant’s Report on Form 8-K dated January 27, 2012.

TIFFANY & CO.

Tiffany & Co. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts and Reserves

(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended January 31, 2013:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$2,466	$1,346	$—	$1,732	[a]	$2,080
Sales returns	9,306	3,367	—	5,043	[b]	7,630
Allowance for inventory liquidation and obsolescence	53,938	32,228	—	31,991	[c]	54,175
Allowance for inventory shrinkage	1,495	2,600	—	2,863	[d]	1,232
Deferred tax valuation allowance	13,570	6,786	—	6,175	[e]	14,181

a)	Uncollectible accounts written off.
b)	Adjustment related to sales returns previously provided for.
c)	Liquidation of inventory previously written down to market.
d)	Physical inventory losses.
e)	Reversal of deferred tax valuation allowance and utilization of deferred tax loss carryforward.

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