Form 10-Q
period 2013-04-30
TIFFANY & CO
filed 2013-05-28
CIK 98246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 127,579,000 shares outstanding at the close of business on April 30, 2013.

TIFFANY & CO. AND SUBSIDIARIES

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2013

PART I. Financial Information

Item 1. Financial Statements

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	April 30, 2013	January 31, 2013	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$464,916	$504,838	$321,582
Accounts receivable, less allowances of $10,153, $9,710 and $10,642	181,715	173,998	181,641
Inventories, net	2,280,390	2,234,334	2,189,869
Deferred income taxes	80,568	79,508	91,280
Prepaid expenses and other current assets	176,894	158,911	148,742

Total current assets	3,184,483	3,151,589	2,933,114
Property, plant and equipment, net	807,875	818,838	766,874
Deferred income taxes	305,294	306,385	269,818
Other assets, net	368,104	354,038	236,863

	$4,665,756	$4,630,850	$4,206,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$216,898	$194,034	$242,768
Current portion of long-term debt	—	—	60,357
Accounts payable and accrued liabilities	280,956	295,424	285,193
Income taxes payable	30,817	30,487	31,971
Merchandise and other customer credits	69,213	66,647	62,074

Total current liabilities	597,884	586,592	682,363
Long-term debt	757,191	765,238	531,244
Pension/postretirement benefit obligations	336,739	361,246	309,545
Deferred gains on sale-leasebacks	89,493	96,724	114,113
Other long-term liabilities	220,003	209,732	190,514
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 127,579, 126,934 and 126,726	1,275	1,269	1,267
Additional paid-in capital	1,039,023	1,019,997	991,617
Retained earnings	1,714,170	1,671,341	1,465,464
Accumulated other comprehensive loss, net of tax	(102,787)	(93,875)	(79,458)

Total Tiffany & Co. stockholders’ equity	2,651,681	2,598,732	2,378,890
Non-controlling interests	12,765	12,586	—

Total stockholders’ equity	2,664,446	2,611,318	2,378,890

	$4,665,756	$4,630,850	$4,206,669

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended April 30,
	2013	2012
Net sales	$895,484	$819,170
Cost of sales	392,260	350,152

Gross profit	503,224	469,018
Selling, general and administrative expenses	362,066	334,033

Earnings from operations	141,158	134,985
Interest and other expenses, net	12,712	10,554

Earnings from operations before income taxes	128,446	124,431
Provision for income taxes	44,869	42,897

Net earnings	$83,577	$81,534

Net earnings per share:
Basic	$0.66	$0.64

Diluted	$0.65	$0.64

Weighted-average number of common shares:
Basic	127,318	126,723
Diluted	128,441	128,178

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

(in thousands)

	Three Months Ended April 30,
	2013	2012
Net earnings	$83,577	$81,534
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(15,438)	1,440
Unrealized gain on marketable securities	815	714
Unrealized gain on hedging instruments	2,787	963
Net unrealized gain on benefit plans	2,924	2,555

Total other comprehensive (loss) earnings, net of tax	(8,912)	5,672
Comprehensive earnings	$74,665	$87,206

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Total Stockholders’	Retained	Accumulated Other Comprehensive	Common Stock		Additional Paid-In	Non- controlling
	Equity	Earnings	Loss	Shares	Amount	Capital	Interests
Balances, January 31, 2013	$2,611,318	$1,671,341	$(93,875)	126,934	$1,269	$1,019,997	$12,586
Exercise of stock options and vesting of restricted stock units (“RSUs”)	5,316	—	—	645	6	5,310	—
Tax effect of exercise of stock options and vesting of RSUs	6,463	—	—	—	—	6,463	—
Share-based compensation expense	7,253	—	—	—	—	7,253	—
Cash dividends on Common Stock	(40,748)	(40,748)	—	—	—	—	—
Other comprehensive loss, net of tax	(8,912)	—	(8,912)	—	—	—	—
Net earnings	83,577	83,577	—	—	—	—	—
Non-controlling interests	179	—	—	—	—	—	179

Balances, April 30, 2013	$2,664,446	$1,714,170	$(102,787)	127,579	$1,275	$1,039,023	$12,765

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$83,577	$81,534
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	43,510	39,194
Amortization of gain on sale-leasebacks	(2,396)	(2,702)
Excess tax benefits from share-based payment arrangements	(6,078)	(9,940)
Provision for inventories	9,602	7,193
Deferred income taxes	(6,026)	(8,178)
Provision for pension/postretirement benefits	13,796	11,790
Share-based compensation expense	7,178	8,023
Changes in assets and liabilities:
Accounts receivable	(12,149)	(1,056)
Inventories	(78,617)	(135,244)
Prepaid expenses and other current assets	(17,199)	(13,370)
Accounts payable and accrued liabilities	(17,097)	(41,678)
Income taxes payable	9,148	(16,585)
Merchandise and other customer credits	2,922	(979)
Other, net	(27,888)	(38,591)

Net cash provided by (used in) operating activities	2,283	(120,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(298)	(13,451)
Proceeds from sale of marketable securities and short-term investments	—	153
Capital expenditures	(34,542)	(44,207)
Notes receivable funded	(3,000)	(500)

Net cash used in investing activities	(37,840)	(58,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	27,916	121,465
Proceeds from other credit facility borrowings	3,237	10,481
Repayment of other credit facility borrowings	(4,004)	—
Repurchase of Common Stock	—	(46,485)
Proceeds from exercise of stock options	5,316	4,771
Excess tax benefits from share-based payment arrangements	6,078	9,940
Cash dividends on Common Stock	(40,748)	(36,715)

Net cash (used in) provided by financing activities	(2,205)	63,457

Effect of exchange rate changes on cash and cash equivalents	(2,160)	2,765

Net decrease in cash and cash equivalents	(39,922)	(112,372)
Cash and cash equivalents at beginning of year	504,838	433,954

Cash and cash equivalents at end of three months	$464,916	$321,582

See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and its subsidiaries (the “Company”) in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (VIEs), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of April 30, 2013 and 2012 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2013 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three months ended April 30, 2013 and 2012 are not necessarily indicative of the results of the entire fiscal year.

2.	RECEIVABLES AND FINANCING ARRANGEMENTS

Receivables. The Company maintains an allowance for doubtful accounts for estimated losses associated with the accounts receivable recorded on the balance sheet. The allowance is determined based on a combination of factors including, but not limited to, the length of time that the receivables are past due, the Company’s knowledge of the customer, economic and market conditions and historical write-off experiences.

For the receivables associated with Tiffany & Co. credit cards (“Credit Card Receivables”), the Company uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants’ credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. The Company classifies a Credit Card account as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all accounts receivable recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At April 30, 2013 and 2012, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net) was $53,160,000 and $53,594,000, of which 98% and 97% were considered current, respectively. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $1,500,000 and $2,000,000 at April 30, 2013 and 2012, respectively) was determined based on the factors discussed above. Finance charges on Credit Card accounts are not significant.

Financing Arrangements. The Company may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output. Management evaluates these and any other financing arrangements that may arise for potential impairment by reviewing the parties’ financial statements and projections and business, operational and other economic factors on a periodic basis. As of April 30, 2013, the current portion of the carrying amount of financing arrangements including accrued interest was $7,065,000 and was recorded in prepaid expenses and other current assets. As of April 30, 2013 and 2012, the non-current portion of the carrying amount of financing arrangements including accrued interest was $65,460,000 and $59,576,000 and was included in other assets, net. The Company has not recorded any material impairment charges on such loans as of April 30, 2013 and 2012.

3.	INVENTORIES

	April 30,	January 31,	April 30,
(in thousands)	2013	2013	2012
Finished goods	$1,341,369	$1,291,235	$1,200,493
Raw materials	812,530	790,732	823,815
Work-in-process	126,491	152,367	165,561

Inventories, net	$2,280,390	$2,234,334	$2,189,869

4.	INCOME TAXES

The effective income tax rate for the three months ended April 30, 2013 was 34.9% versus 34.5% in the prior year.

During the three months ended April 30, 2013, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by a number of tax authorities in various jurisdictions. Ongoing audits where subsidiaries have a material presence include New York state (tax years 2008–2010), New York City (tax years 2009–2010), as well as an audit that is being conducted by the Internal Revenue Service (tax years 2006–2009). Tax years from 2005–present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended April 30,
(in thousands)	2013	2012
Net earnings for basic and diluted EPS	$83,577	$81,534

Weighted-average shares for basic EPS	127,318	126,723
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,123	1,455

Weighted-average shares for diluted EPS	128,441	128,178

For the three months ended April 30, 2013 and 2012, there were 765,000 and 746,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

6.	HEDGING INSTRUMENTS

Background Information

The Company uses derivative financial instruments, including interest rate swaps, forward contracts, put option contracts and net-zero-cost collar arrangements (combination of call and put option contracts) to mitigate its exposures to changes in interest rates, foreign currency and precious metal prices. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. If a derivative instrument meets certain hedge accounting criteria, it is designated as one of the following on the date it is entered into:

•	Fair Value Hedge – A hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. For fair value hedge transactions, both the effective and ineffective portions of the changes in the fair value of the derivative and changes in the fair value of the item being hedged are recorded in current earnings.

•	Cash Flow Hedge – A hedge of the exposure to variability in the cash flows of a recognized asset, liability or a forecasted transaction. For cash flow hedge transactions, the effective portion of the changes in fair value of derivatives is reported as other comprehensive income (“OCI”) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative are recognized in current earnings.

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

Types of Derivative Instruments

Interest Rate Swaps – In the three months ended April 30, 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of additional debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges.

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

As of April 30, 2013, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $168,198,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $33,199,000. The term of all outstanding foreign exchange forward and put option contracts as of April 30, 2013 ranged from less than one month to 12 months.

Precious Metal Collars & Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 13 months. As of April 30, 2013, there were approximately 14,300 ounces of platinum and 334,000 ounces of silver precious metal derivative instruments outstanding.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended April 30,
	2013		2012
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$9,176	$1,929	$8,085	$(2,581)
Put option contracts [a]	1,278	268	(101)	(123)
Precious metal forward contracts [a]	(4,984)	(925)	(2,912)	(1,046)
Forward-starting interest rate swaps [b]	—	(390)	(7,861)	—

	$5,470	$882	$(2,789)	$(3,750)

[a]	The gain or loss recognized in earnings is included within Cost of sales.
[b]	The gain or loss recognized in earnings is included within Interest and other expenses, net.

The gains and losses on derivatives not designated as hedging instruments were not significant in the three months ended April 30, 2013 and 2012. There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended April 30, 2013 and 2012. The Company expects approximately $18,544,000 of net pre-tax derivative gains included in accumulated other comprehensive income at April 30, 2013 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Financial assets and liabilities carried at fair value at April 30, 2013 are classified in the table below in one of the three categories described above:

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Marketable securities [a]	$50,067	$50,067	$—	$—	$50,067
Derivatives designated as hedging instruments:
Precious metal forward contracts [b]	205	—	205	—	205
Foreign exchange forward contracts [b]	24,183	—	24,183	—	24,183
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [b]	120	—	120	—	120

Total financial assets	$74,575	$50,067	$24,508	$—	$74,575

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	$4,047	$—	$4,047	$—	$4,047
Foreign exchange forward contracts [c]	80	—	80	—	80
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	143	—	143	—	143

Total financial liabilities	$4,270	$—	$4,270	$—	$4,270

Financial assets and liabilities carried at fair value at April 30, 2012 are classified in the table below in one of the three categories described above:

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Mutual funds [a]	$40,889	$40,889	$—	$—	$40,889
Time deposits [b]	21,447	21,447	—	—	21,447
Derivatives designated as hedging instruments:
Interest rate swaps [b]	194	—	194	—	194
Precious metal forward contracts [b]	386	—	386	—	386
Put option contracts [b]	442	—	442	—	442
Foreign exchange forward contracts [b]	4,595	—	4,595	—	4,595
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [b]	69	—	69	—	69

Total financial assets	$68,022	$62,336	$5,686	$—	$68,022

	Carrying	Estimated Fair Value			Total Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	$2,919	$—	$2,919	$—	$2,919
Forward-starting interest rate swaps [c]	7,861	—	7,861	—	7,861
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	146	—	146	—	146

Total financial liabilities	$10,926	$—	$10,926	$—	$10,926

[a]	Included within Other assets, net.
[b]	Included within Prepaid expenses and other current assets.
[c]	Included within Accounts payable and accrued liabilities.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $974,089,000 and $834,369,000 and the corresponding fair value was approximately $1,100,000,000 and $980,000,000 at April 30, 2013 and 2012.

8.	COMMITMENTS AND CONTINGENCIES

Leases. In April 2010, Tiffany and Company (“Tiffany”), the Company’s principal operating subsidiary, committed to a plan to consolidate and relocate its New York headquarters staff to a single location in New York City from three separate locations leased in midtown Manhattan. The move occurred in June 2011. Tiffany has subleased most of those previously occupied properties through the end of their lease terms which run through 2015, but has recovered only a portion of its rent obligations due to market conditions.

The Company recorded accrued exit charges of $30,884,000 during the second quarter of 2011 within other long-term liabilities associated with the relocation. The following is a reconciliation of the accrued exit charges:

(in thousands)
Balance at January 31, 2013	$16,164
Cash payments, net of estimated sublease income	(1,518)
Interest accretion	108

Balance at April 30, 2013	$14,754

Diamond sourcing activities. In March 2011, Laurelton Diamonds, Inc. (“Laurelton”), a direct, wholly-owned subsidiary of the Company, as lender, entered into a $50,000,000 amortizing term loan facility agreement (the “Loan”) with Koidu Holdings S.A. (“Koidu”), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the “Mine”) from which Laurelton now acquires diamonds. On March 29, 2013, the Company entered into an amendment relating to the Loan, deferring principal and interest payments due in 2013 to subsequent years. The Loan, as amended, is required to be repaid in full by March 2017 through semi-annual payments scheduled to begin in March 2014.

Litigation. On June 24, 2011, The Swatch Group Ltd. (“Swatch”) and its wholly-owned subsidiary Tiffany Watch Co. (“Watch Company”; Swatch and Watch Company, together, the “Swatch Parties”), initiated an arbitration proceeding against the Registrant and its wholly-owned subsidiaries, Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the “Tiffany Parties”), seeking damages for alleged breach of agreements entered into by and among the Swatch Parties and the Tiffany Parties that came into effect in December 2007 (the “Agreements”). The Agreements pertain to the development and commercialization of a watch business and, among other things, contained various licensing and governance provisions and approval requirements relating to business, marketing and branding plans and provisions allocating profits relating to sales of the watch business between the Swatch Parties and the Tiffany Parties.

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

On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $78,000,000 at April 30, 2013) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,100,000,000 at April 30, 2013) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit and has defended vigorously and (together with the other Tiffany Parties) filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties disputed both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $128,000,000 at April 30, 2013) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $576,000,000 at April 30, 2013) (calculated based on future lost profits of the Tiffany Parties).

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

Other. In the three months ended April 30, 2013, the Company implemented various cost reduction initiatives and recorded $9,379,000 of expense within selling, general and administrative expenses. These cost reduction initiatives included severance related to staffing reductions (all of which will be paid by the end of the second quarter of 2013) and subleasing of certain office space for which only a portion of the Company’s future rent obligations will be recovered.

9.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Gain

(in thousands)	April 30, 2013	January 31, 2013	April 30, 2012
Accumulated other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	$28,626	$44,064	$50,649
Deferred hedging loss	(420)	(3,207)	(7,764)
Unrealized gain on marketable securities	2,664	1,849	843
Net unrealized loss on benefit plans	(133,657)	(136,581)	(123,186)

	$(102,787)	$(93,875)	$(79,458)

Additions to and reclassifications out of accumulated other comprehensive earnings are as follows:

	Three months ended April 30,
(in thousands)	2013	2012
Foreign currency translation adjustments	$(17,893)	$(386)
Income tax benefit	2,455	1,826

Foreign currency adjustments, net of tax	(15,438)	1,440

Unrealized gain on marketable securities	1,266	1,097
Income tax expense	(451)	(383)

Unrealized gain on marketable securities, net of tax	815	714

Unrealized gain (loss) on hedging instruments	5,470	(2,789)
Reclassification adjustment for (gain) loss included in net earnings [a]	(882)	3,750
Income tax (expense) benefit	(1,801)	2

Unrealized gain on hedging instruments, net of tax	2,787	963

Amortization of net loss included in net earnings [b]	5,296	4,086
Amortization of prior service cost included in net earnings [b]	78	89
Income tax expense	(2,450)	(1,620)

Net unrealized gain on benefit plans, net of tax	2,924	2,555

Total other comprehensive (loss) earnings, net of tax	$(8,912)	$5,672

[a]	These (gains) losses are reclassified into Interest and other expenses and Cost of sales, net (see Note 6. Hedging Instruments for additional details).
[b]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see Note 10. Employee Benefit Plans for additional details).

10.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended April 30,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2013	2012	2013	2012
Net Periodic Benefit Cost:
Service cost	$5,056	$4,416	$723	$702
Interest cost	6,865	6,587	728	796
Expected return on plan assets	(4,950)	(4,886)	—	—
Amortization of prior service cost	243	254	(165)	(165)
Amortization of net loss	5,200	3,990	96	96

Net expense	$12,414	$10,361	$1,382	$1,429

11.	SEGMENT INFORMATION

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

•

Other consists of all non-reportable segments. Other consists of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and Russia) and beginning in July 2012 retail sales in five TIFFANY & CO. stores in the United Arab Emirates which were converted from independently-operated to Company-operated stores. In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs as well as earnings received from third-party licensing agreements.

Certain information relating to the Company’s segments is set forth below:

	Three Months Ended April 30,
(in thousands)	2013	2012
Net sales:
Americas	$407,697	$385,674
Asia-Pacific	223,427	195,070
Japan	144,527	141,789
Europe	92,986	87,907

Total reportable segments	868,637	810,440
Other	26,847	8,730

	$895,484	$819,170

	Three Months Ended April 30,
(in thousands)	2013	2012
Earnings (losses) from operations*:
Americas	$58,962	$55,941
Asia-Pacific	55,459	51,060
Japan	53,419	42,560
Europe	14,278	16,655

Total reportable segments	182,118	166,216
Other	844	(1,781)

	$182,962	$164,435

*	Represents earnings (losses) from operations before unallocated corporate expenses, other operating expense and interest and other expenses, net.

The following table sets forth a reconciliation of the segments’ earnings from operations to the Company’s consolidated earnings from operations before income taxes:

	Three Months Ended April 30,
(in thousands)	2013	2012
Earnings from operations for segments	$182,962	$164,435
Unallocated corporate expenses	(32,425)	(29,450)
Interest and other expenses, net	(12,712)	(10,554)
Other operating expense	(9,379)	—

Earnings from operations before income taxes	$128,446	$124,431

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expense in the three months ended April 30, 2013 represents expenses related to various cost reduction initiatives. See “Note 8. Commitments and Contingencies.”

12.	SUBSEQUENT EVENT

On May 16, 2013, the Company’s Board of Directors approved a 6% increase in the quarterly dividend rate, increasing it from $0.32 per share of Common Stock to a new rate of $0.34. This dividend will be paid on July 10, 2013 to stockholders of record on June 20, 2013.

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

The Company’s reportable segments are as follows:

•

Americas includes sales in 115 TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

•	Asia-Pacific includes sales in 66 TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 55 TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

•	Europe includes sales in 34 TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•

Other consists of all non-reportable segments. Other consists of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and Russia) and beginning in July 2012 retail sales in five TIFFANY & CO. stores in the United Arab Emirates which were converted from independently-operated to Company-operated stores. In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs as well as earnings received from third-party licensing agreements.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

HIGHLIGHTS

•

Worldwide net sales increased 9% to $895,484,000 in the three months (“first quarter”) ended April 30, 2013 due to growth in all segments. On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales increased 13% and comparable store sales increased 8%.

•

Net earnings increased 3% to $83,577,000, or $0.65 per diluted share in the first quarter. Excluding expenses related to various cost reduction initiatives (see “Non-GAAP Measures” below), net earnings increased 10% benefiting from increased worldwide net sales and an improved ratio of selling, general and administrative expenses (“SG&A”) to worldwide net sales which more than offset a decline in gross margin.

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

	First Quarter 2013 vs. 2012
	GAAP Reported	Translation Effect	Constant-Exchange- Rate Basis
Net Sales:
Worldwide	9%	(4)%	13%
Americas	6%	—	6%
Asia-Pacific	15%	1%	14%
Japan	2%	(18)%	20%
Europe	6%	(2)%	8%
Comparable Store Sales:
Worldwide	4%	(4)%	8%
Americas	3%	—	3%
Asia-Pacific	9%	—	9%
Japan	3%	(18)%	21%
Europe	4%	(2)%	6%

Statement of Earnings. Internally, management monitors its statement of earnings excluding various cost reduction initiatives. Management believes excluding such items presents the Company’s results on a more comparable basis to the corresponding period in the prior year, thereby providing investors with an additional perspective to analyze the results of operations of the Company. The following table reconciles GAAP amounts to non-GAAP amounts:

(in thousands)	GAAP	Cost reduction initiatives [a] (decrease)/increase	Non-GAAP
Quarter Ended April 30, 2013
SG&A	$362,066	$(9,379)	$352,687
Earnings from operations	141,158	9,379	150,537
Net earnings	83,577	5,785	89,362

[a]

In the three months ended April 30, 2013, the Company implemented various cost reduction initiatives which included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company’s future rent obligations will be recovered.

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

Net Sales

Net sales by segment were as follows:

	First Quarter
(in thousands)	2013	2012	Increase
Americas	$407,697	$385,674	6%
Asia-Pacific	223,427	195,070	15%
Japan	144,527	141,789	2%
Europe	92,986	87,907	6%
Other	26,847	8,730	208%

	$895,484	$819,170	9%

Americas. Total sales in the Americas increased $22,023,000, or 6%, due to an increase in the average price per jewelry unit sold partly offset by fewer jewelry units sold. Comparable store sales increased $9,144,000, or 3%, with relatively stronger growth in the New York flagship store that, in part, benefited from purchases by customers who attended Tiffany’s Blue Book event. Non-comparable store sales grew $11,888,000. There was no effect from translation on sales in the Americas.

Asia-Pacific. Total sales in Asia-Pacific increased $28,357,000, or 15%, due to an increase in the average price per jewelry unit and an increase number of jewelry units sold. Comparable store sales increased $15,958,000, or 9%, and non-comparable store sales grew $10,202,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 14% and comparable store sales increased 9% due to sales growth in Greater China and most other countries.

Japan. Total sales in Japan increased $2,738,000, or 2%, due to equal increases in the average price per jewelry unit sold and in the number of jewelry units sold. Comparable store sales increased $3,488,000, or 3%. On a constant-exchange-rate basis, Japan sales increased 20% and comparable store sales increased 21%.

Europe. Total sales in Europe increased $5,079,000, or 6%, due to an increase in the average price per jewelry unit sold and an increase in the number of jewelry units sold. Comparable store sales increased $3,135,000, or 4%, and non-comparable store sales increased $1,690,000. On a constant-exchange-rate basis, sales in Europe increased 8% and comparable store sales increased 6% reflecting growth in continental Europe.

Other. Other sales increased $18,117,000, or 208%, primarily due to the conversion of five independently-operated stores in the Middle East to Company-operated stores in the second quarter of 2012.

Product Category Information. In the three months ended April 30, 2013, worldwide net sales increased $76,314,000, or 9%, primarily driven by increases of $47,469,000, or 34%, in the statement, fine & solitaire jewelry category (reflecting strong sales of yellow and fancy colored diamond jewelry) and $25,650,000, or 10%, in the engagement jewelry & wedding bands category.

Store Data. Management currently expects to add 14 (net) Company-operated TIFFANY & CO. stores in 2013, increasing the store base by 5%, including 6 stores in the Americas, 7 stores in Asia-Pacific and 3 stores in Europe while closing one store in Asia-Pacific and one store in Japan. The following table shows locations which have already been opened or closed, or where plans have been finalized:

Location	Actual Openings (Closings) Year-to-Date 2013		Expected Openings (Closings) 2013
Americas:
Curitiba, Brazil			Second Quarter
Villahermosa, Mexico			Second Quarter
Paramus – Garden State Plaza, New Jersey			Third Quarter
Cleveland, Ohio			Third Quarter
West Edmonton, Canada			Third Quarter
Asia-Pacific:
Taichung – Sogo, Taiwan	(First Quarter	)
Xi’an Zhongda – China	First Quarter
Jinan – Guihe Plaza, China			Second Quarter
Chengdu – IFC Mall, China			Fourth Quarter
Japan:
Tokoyo – Ginza Matsuzakaya			(Second Quarter	)
Europe:
Verona, Italy			Second Quarter

Gross Margin

	First Quarter
	2013	2012
Gross profit as a percentage of net sales	56.2%	57.3%

Gross margin (gross profit as a percentage of net sales) decreased by 1.1 percentage points primarily due to sales mix favoring higher-priced, lower margin products. Gross margin, in comparison to recent quarters, benefited from diminished product cost pressure.

Management periodically reviews and adjusts its retail prices when appropriate to address product cost increases, specific market conditions and longer-term changes in foreign currencies/U.S. dollar relationships. Its strategy is to continue that approach, when appropriate, in the future. Among the market conditions that the Company addresses are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. The Company uses derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 1. Notes to Condensed Consolidated Financial Statements – Note 6. Hedging Instruments”). The Company increased prices in the first quarter of 2013 across all geographic regions and product categories as retail price increases taken by the Company in 2011 and 2012 were not sufficient to offset commodity cost pressures experienced in recent years.

Selling, General and Administrative Expenses

	First Quarter
	2013	2012
SG&A expenses as a percentage of net sales	40.4%	40.8%

SG&A expenses increased $28,033,000, or 8%, in the first quarter. The Company had recorded expenses of $9,379,000 in the first quarter of 2013 associated with various cost reduction initiatives (see “Non-GAAP Measures.”) Excluding these charges, SG&A expenses increased $18,654,000, or 6%, primarily due to increased store occupancy and depreciation expenses of $12,222,000 related to new and existing stores and increased marketing expenses of $5,316,000 tied to the Blue Book event. In the first quarter, changes in foreign currency exchange rates had the effect of decreasing SG&A expenses by 2% as compared to the prior year. SG&A expenses as a percentage of net sales decreased 0.4 percentage point and would have decreased 1.4 percentage points, when excluding the items noted above, due to the leveraging effect of fixed costs.

Earnings from Operations

(in thousands)	First Quarter 2013	% of Net Sales*	First Quarter 2012	% of Net Sales*
Earnings (losses) from operations:
Americas	$58,962	14.5%	$55,941	14.5%
Asia-Pacific	55,459	24.8%	51,060	26.2%
Japan	53,419	37.0%	42,560	30.0%
Europe	14,278	15.4%	16,655	18.9%
Other	844	3.1%	(1,781)	(20.4)%

	182,962		164,435
Unallocated corporate expenses	(32,425)	(3.6)%	(29,450)	(3.6)%
Other operating expense	(9,379)		—

Earnings from operations	$141,158	15.8%	$134,985	16.5%

*	Percentages represent earnings (losses) from operations as a percentage of each segment’s net sales.

Earnings from operations increased 5% in the first quarter. On a segment basis, the ratio of earnings (losses) from operations to each segment’s net sales in the first quarter of 2013 compared with 2012 was as follows:

•	Americas – the ratio was equal to prior year primarily resulting from the improved leveraging of operating expenses offset by a decline in gross margin due to sales mix;

•	Asia-Pacific – the ratio decreased 1.4 percentage points primarily due to increased operating expenses related to the opening of new stores and the timing of marketing spending;

•

Japan – the ratio increased 7.0 percentage points primarily due to an improvement in gross margin related to lower product costs resulting from hedged inventory purchases and decreased operating expenses;

•	Europe – the ratio decreased 3.5 percentage points primarily due to a decline in gross margin due to product sales mix as well as increased operating expenses related to the opening of new stores; and

•

Other – the operating income is primarily attributable to retail sales from five TIFFANY & CO. stores in the United Arab Emirates which were converted from independently-operated to Company-operated stores in July 2012.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased versus the comparable period in the prior year and were equal to prior year as a percentage of net sales.

Other operating expense in the three months ended April 30, 2013 represents expenses related to various cost reduction initiatives. See “Note 8. Commitments and Contingencies.”

Interest and Other Expenses, net

In the first quarter of 2013, interest and other expenses, net increased $2,158,000, or 20%, primarily due to increased interest expense related to increased debt.

Provision for Income Taxes

The effective income tax rate for the first quarter of 2013 was 34.9% versus 34.5% in the prior year.

2013 Outlook

Management expects net earnings in a range of $3.43–$3.53 per diluted share, unchanged from management’s previous outlook and versus $3.25 per diluted share in 2012. This is based on the following assumptions, which are approximate and may or may not prove valid, and which should be read in conjunction with risk factors disclosed in Part I, Item 1A in the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013:

•	Worldwide net sales increasing by a mid-single-digit percentage in U.S. dollars (a high-single-digit percentage increase on a constant-exchange-rate basis).

•

The opening of 14 (net) Company-operated stores including 6 in the Americas, 7 in Asia-Pacific, 3 in Europe and closing one in Japan and one in Asia-Pacific, as well as refurbishing a number of existing locations around the world.

•

Operating earnings increasing in line with sales growth; an improvement in the SG&A expense ratio, due to sales leverage on fixed costs, is expected to be offset by a slight decline in gross margin largely tied to a product sales mix skewed toward higher-priced, lower margin product categories.

•	Interest and other expenses, net of $58,000,000.

•	An effective income tax rate of 35%.

•

Management expects net earnings in the second quarter to be equal to the prior year based on an expected mid-single-digit sales increase, with earnings growth in the third and fourth quarters. This forecast excludes $0.05 per diluted share of expenses tied to cost reduction initiatives that were recorded in the first quarter.

•	An increase in net inventories of 5%, capital expenditures of $230,000,000 and free cash flow (cash flow from operating activities less capital expenditures) of $300,000,000.

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

The following table summarizes cash flows from operating, investing and financing activities:

	First Quarter
(in thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$2,283	$(120,589)
Investing activities	(37,840)	(58,005)
Financing activities	(2,205)	63,457
Effect of exchange rates on cash and cash equivalents	(2,160)	2,765

Net decrease in cash and cash equivalents	$(39,922)	$(112,372)

Operating Activities

The Company had a net cash inflow from operating activities of $2,283,000 in the first quarter of 2013 compared with an outflow of $120,589,000 in the same period in 2012. The variance is primarily due to a decelerated rate of inventory growth as well as decreased outflows associated with payables and accrued liabilities. Additionally, the first quarter of 2013 includes the Company’s contribution of $30,000,000 to its pension plan versus a contribution of $35,000,000 to its pension plan in the comparable period in 2012, which is reflected in Other, net on the Condensed Consolidated Statements of Cash Flows.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,586,599,000 and 5.3 at April 30, 2013, compared with $2,250,751,000 and 4.3 at April 30, 2012 and $2,564,997,000 and 5.4 at January 31, 2013.

Accounts receivable, less allowances at April 30, 2013 were 4% higher than January 31, 2013 due to the timing of accounts receivable collections and not significantly changed from April 30, 2012 due to sales growth offset by the translation effect primarily from the weaker Japanese yen. Changes in foreign currency exchange rates had the effect of decreasing accounts receivable by 3% and 7% compared to January 31, 2013 and April 30, 2012.

Inventories, net at April 30, 2013 were 2% higher than January 31, 2013 and were 4% higher than April 30, 2012. Net inventories rose 7% from April 30, 2012 when considering the effect of foreign currency translation, primarily from the weaker Japanese yen. Finished goods inventories rose 4% and 12% from January 31, 2013 and April 30, 2012 and combined raw material and work-in-process inventories decreased less than 1% from January 31, 2013 and decreased 5% from April 30, 2012. The overall increase resulted from increased inventory levels related to new stores and expanded product assortments which included an expansion of the Company’s statement jewelry assortment.

Investing Activities

The Company had a net cash outflow from investing activities of $37,840,000 in the first quarter of 2013 compared with an outflow of $58,005,000 in the first quarter of 2012. The decreased outflow in the current year is primarily due to a decrease in the purchases of marketable securities and short-term investments as well as a decrease in capital expenditures.

Financing Activities

The Company had a net cash outflow from financing activities of $2,205,000 in the first quarter of 2013 compared with an inflow of $63,457,000 in the first quarter of 2012. Year-over-year changes in cash flows from financing activities are largely driven by a decrease in total credit facilities borrowings. Additionally, the Company did not repurchase any of its Common Stock in the first quarter of 2013.

Recent Borrowings. The Company had net proceeds from short-term and long-term borrowings as follows:

	First Quarter
(in thousands)	2013	2012
Short-term borrowings:
Proceeds from credit facility borrowings, net	$27,916	$121,465
Proceeds from other credit facility borrowings	3,237	10,481
Repayment of other credit facility borrowings	(4,004)	—

Net proceeds from total borrowings	$27,149	$131,946

There was $216,898,000 outstanding and $505,930,000 available under all revolving credit facilities at April 30, 2013. The weighted-average interest rate for the outstanding amount at April 30, 2013 was 2.94%.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders’ equity was 37% at April 30, 2013, 37% at January 31, 2013 and 35% at April 30, 2012.

At April 30, 2013, the Company was in compliance with all debt covenants.

Share Repurchases. The Company’s share repurchase activity was as follows:

	First Quarter
(in thousands, except per share amounts)	2013	2012
Cost of repurchases	$—	$46,485
Shares repurchased and retired	—	700
Average cost per share	$—	$66.42

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

The Company’s contractual cash obligations and commercial commitments at April 30, 2013 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2013.

Seasonality

As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s goals, plans and projections with respect to store openings and closings, sales, retail prices, gross margin, products, growth opportunities, expenses, effective tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow and liquidity. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. One can identify these forward-looking statements by the fact that they use words such as “believes,” “intends,” “plans,” and “expects” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on management’s current plan and involve inherent risks, uncertainties and assumptions that could cause actual outcomes to differ materially from the current plan. The Company has included important factors in the cautionary statements included in its 2012 Annual Report on Form 10-K and in this quarterly report, particularly under “Item 1A. Risk Factors,” that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The fair value of foreign exchange forward contracts and put option contracts is sensitive to changes in foreign exchange rates. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The term of all outstanding foreign exchange forward and put option contracts as of April 30, 2013 ranged from less than one month to 12 months.

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

PART II. Other Information

Item 1. Legal Proceedings

On June 24, 2011, The Swatch Group Ltd. (“Swatch”) and its wholly-owned subsidiary Tiffany Watch Co. (“Watch Company”; Swatch and Watch Company, together, the “Swatch Parties”), initiated an arbitration proceeding against the Registrant and its wholly-owned subsidiaries, Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the “Tiffany Parties”), seeking damages for alleged breach of agreements entered into by and among the Swatch Parties and the Tiffany Parties that came into effect in December 2007 (the “Agreements”). The Agreements pertain to the development and commercialization of a watch business and, among other things, contained various licensing and governance provisions and approval requirements relating to business, marketing and branding plans and provisions allocating profits relating to sales of the watch business between the Swatch Parties and the Tiffany Parties.

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

On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $78,000,000 at April 30, 2013) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,100,000,000 at April 30, 2013) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit and has defended vigorously and (together with the other Tiffany Parties) filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties disputed both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $128,000,000 at April 30, 2013) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $576,000,000 at April 30, 2013) (calculated based on future lost profits of the Tiffany Parties).

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

Item 1A. Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A in the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains the Company’s stock repurchases of equity securities in the first quarter of 2013:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares, (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2013 to February 28, 2013	—	—	—	$163,794,000
March 1, 2013 to March 31, 2013	—	—	—	$163,794,000
April 1, 2013 to April 30, 2013	—	—	—	$163,794,000
TOTAL	—	—	—	$163,794,000

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

ITEM 6 Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO.
(Registrant)

Date: May 28, 2013	By: /s/ Patrick F. McGuiness
Patrick F. McGuiness
Senior Vice President and
Chief Financial Officer
(principal financial officer)