Form 10-Q
period 2013-07-31
TIFFANY & CO
filed 2013-08-27
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 127,945,000 shares outstanding at the close of business on July 31, 2013.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2013

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	July 31, 2013	January 31, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$489,664	$504,838	$366,080
Accounts receivable, less allowances of $8,918, $9,710 and $10,353	161,746	173,998	171,463
Inventories, net	2,328,510	2,234,334	2,230,474
Deferred income taxes	77,948	79,508	105,212
Prepaid expenses and other current assets	182,049	158,911	131,485
Total current assets	3,239,917	3,151,589	3,004,714
Property, plant and equipment, net	814,593	818,838	777,387
Deferred income taxes	309,823	306,385	276,451
Other assets, net	367,385	354,038	266,194
	$4,731,718	$4,630,850	$4,324,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$207,412	$194,034	$155,137
Accounts payable and accrued liabilities	276,810	295,424	259,608
Income taxes payable	36,731	30,487	26,901
Merchandise and other customer credits	67,921	66,647	63,112
Total current liabilities	588,874	586,592	504,758
Long-term debt	756,807	765,238	784,409
Pension/postretirement benefit obligations	342,361	361,246	316,319
Deferred gains on sale-leasebacks	86,688	96,724	112,285
Other long-term liabilities	221,692	209,732	198,176
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 127,945, 126,934 and 126,638	1,279	1,269	1,266
Additional paid-in capital	1,061,849	1,019,997	998,720
Retained earnings	1,778,490	1,671,341	1,509,806
Accumulated other comprehensive loss, net of tax	(119,318)	(93,875)	(113,302)
Total Tiffany & Co. stockholders’ equity	2,722,300	2,598,732	2,396,490
Non-controlling interests	12,996	12,586	12,309
Total stockholders’ equity	2,735,296	2,611,318	2,408,799
	$4,731,718	$4,630,850	$4,324,746
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net sales	$925,884	$886,569	$1,821,368	$1,705,739
Cost of sales	393,755	387,407	786,015	737,559
Gross profit	532,129	499,162	1,035,353	968,180
Selling, general and administrative expenses	355,243	344,582	717,309	678,615
Earnings from operations	176,886	154,580	318,044	289,565
Interest and other expenses, net	14,694	14,250	27,406	24,804
Earnings from operations before income taxes	162,192	140,330	290,638	264,761
Provision for income taxes	55,411	48,529	100,280	91,426
Net earnings	$106,781	$91,801	$190,358	$173,335
Net earnings per share:
Basic	$0.84	$0.72	$1.49	$1.37
Diluted	$0.83	$0.72	$1.48	$1.36
Weighted-average number of common shares:
Basic	127,826	126,631	127,572	126,677
Diluted	128,771	127,663	128,606	127,920
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net earnings	$106,781	$91,801	$190,358	$173,335
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(15,346)	(21,720)	(30,784)	(20,280)
Unrealized (loss) gain on marketable securities	(920)	2	(105)	716
Unrealized loss on hedging instruments	(2,977)	(14,576)	(190)	(13,613)
Net unrealized gain on benefit plans	2,712	2,450	5,636	5,005
Total other comprehensive loss, net of tax	(16,531)	(33,844)	(25,443)	(28,172)
Comprehensive earnings	$90,250	$57,957	$164,915	$145,163
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Total Stockholders’ Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balances, January 31, 2013	$2,611,318	$1,671,341	$(93,875)	126,934	$1,269	$1,019,997	$12,586
Exercise of stock options and vesting of restricted stock units (“RSUs”)	15,505	—	—	1,011	10	15,495	—
Tax effect of exercise of stock options and vesting of RSUs	10,892	—	—	—	—	10,892	—
Share-based compensation expense	15,465	—	—	—	—	15,465	—
Cash dividends on Common Stock	(83,209)	(83,209)	—	—	—	—	—
Other comprehensive loss, net of tax	(25,443)	—	(25,443)	—	—	—	—
Net earnings	190,358	190,358	—	—	—	—	—
Non-controlling interests	410	—	—	—	—	—	410
Balances, July 31, 2013	$2,735,296	$1,778,490	$(119,318)	127,945	$1,279	$1,061,849	$12,996
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$190,358	$173,335
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	86,323	79,167
Amortization of gain on sale-leasebacks	(4,733)	(5,425)
Excess tax benefits from share-based payment arrangements	(10,832)	(10,020)
Provision for inventories	17,421	16,405
Deferred income taxes	(8,343)	(22,599)
Provision for pension/postretirement benefits	24,505	23,010
Share-based compensation expense	15,309	15,615
Changes in assets and liabilities:
Accounts receivable	6,673	9,346
Inventories	(143,437)	(185,552)
Prepaid expenses and other current assets	(26,505)	(18,660)
Accounts payable and accrued liabilities	(22,857)	(72,826)
Income taxes payable	20,196	(18,247)
Merchandise and other customer credits	2,018	290
Other, net	(26,016)	(41,924)
Net cash provided by (used in) operating activities	120,080	(58,085)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(616)	(12,903)
Proceeds from sale of marketable securities and short-term investments	—	19,289
Capital expenditures	(86,686)	(96,952)
Notes receivable funded	(3,050)	(1,000)
Proceeds from notes receivable	484	—
Net cash used in investing activities	(89,868)	(91,566)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	3,244	34,929
Proceeds from other credit facility borrowings	82,643	10,481
Repayment of other credit facility borrowings	(68,100)	—
Repayment of long-term debt	—	(60,000)
Proceeds from issuance of long-term debt	—	250,000
Repurchase of Common Stock	—	(54,107)
Proceeds from exercise of stock options	15,505	4,922
Excess tax benefits from share-based payment arrangements	10,832	10,020
Cash dividends on Common Stock	(83,209)	(77,307)
Payment for settlement of interest rate swaps	—	(29,335)
Financing fees	(893)	(1,085)
Net cash (used in) provided by financing activities	(39,978)	88,518
Effect of exchange rate changes on cash and cash equivalents	(5,408)	(6,741)
Net decrease in cash and cash equivalents	(15,174)	(67,874)
Cash and cash equivalents at beginning of year	504,838	433,954
Cash and cash equivalents at end of six months	$489,664	$366,080
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. and its subsidiaries (the “Company”) in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (VIEs), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of July 31, 2013 and 2012 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2013 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.
The Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and six months ended July 31, 2013 and 2012 are not necessarily indicative of the results of the entire fiscal year.

2.	NEW ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward. If an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new guidance is effective for fiscal years beginning after December 15, 2013 and earlier adoption is permitted. The Company is currently evaluating the impact of the new guidance; however, management does not believe it will have a material effect on the Company’s financial position or earnings.

3.	RECEIVABLES AND FINANCING ARRANGEMENTS
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
For the receivables associated with Tiffany & Co. credit cards (“Credit Card Receivables”), the Company uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants’ credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. The Company classifies a Credit Card account as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all accounts receivable recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At July 31, 2013 and 2012, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net) was $49,948,000 and $50,831,000, of which 97% were considered current in both periods. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $1,500,000 at both July 31, 2013 and 2012) was determined based on the factors discussed above. Finance charges on Credit Card accounts are not significant.

Financing Arrangements. The Company may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output. Management evaluates these and any other financing arrangements that may arise for potential impairment by reviewing the parties’ financial statements and projections and business, operational and other economic factors on a periodic basis. As of July 31, 2013, the current portion of the carrying amount of financing arrangements including accrued interest was $7,807,000 and was recorded in prepaid expenses and other current assets. As of July 31, 2013 and 2012, the non-current portion of the carrying amount of financing arrangements including accrued interest was $64,425,000 and $58,507,000 and was included in other assets, net. The Company has not recorded any material impairment charges on such loans as of July 31, 2013 and 2012.

4.	INVENTORIES

(in thousands)	July 31, 2013	January 31, 2013	July 31, 2012
Finished goods	$1,370,966	$1,291,235	$1,267,705
Raw materials	843,380	790,732	771,834
Work-in-process	114,164	152,367	190,935
Inventories, net	$2,328,510	$2,234,334	$2,230,474

5.	INCOME TAXES
The effective income tax rate for the three months ended July 31, 2013 was 34.2% versus 34.6% in the prior year. The effective income tax rate was 34.5% for the six months ended July 31, 2013 and 2012.
During the six months ended July 31, 2013, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by a number of tax authorities in various jurisdictions. Ongoing audits where subsidiaries have a material presence include New York state (tax years 2008–2011), New York City (tax years 2009–2010), as well as an audit that is being conducted by the Internal Revenue Service (tax years 2006–2009). Tax years from 2005–present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.
The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Net earnings for basic and diluted EPS	$106,781	$91,801	$190,358	$173,335
Weighted-average shares for basic EPS	127,826	126,631	127,572	126,677
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	945	1,032	1,034	1,243
Weighted-average shares for diluted EPS	128,771	127,663	128,606	127,920

For the three months ended July 31, 2013 and 2012, there were 412,000 and 1,026,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2013 and 2012, there were 589,000 and 886,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

Types of Derivative Instruments

Interest Rate Swaps – In the six months ended July 31, 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of additional debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in the three months ended July 31, 2012 and paid $29,335,000 .
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

As of July 31, 2013, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $170,968,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $27,247,000. The term of all outstanding foreign exchange forward and put option contracts as of July 31, 2013 ranged from less than one month to 12 months.
Precious Metal Collars & Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of July 31, 2013, there were approximately 15,500 ounces of platinum and 263,000 ounces of silver precious metal derivative instruments outstanding.
Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended July 31,
	2013		2012
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Loss Recognized in OCI (Effective Portion)	Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$191	$3,139	$(3,824)	$(1,732)
Put option contracts [a]	(8)	662	(308)	(6)
Precious metal forward contracts [a]	(2,415)	(1,008)	(4,800)	(2,084)
Forward-starting interest rate swaps [b]	—	(386)	(18,650)	(134)
	$(2,232)	$2,407	$(27,582)	$(3,956)

	Six Months Ended July 31,
	2013		2012
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$9,367	$5,068	$4,261	$(4,313)
Put option contracts [a]	1,270	930	(409)	(129)
Precious metal forward contracts [a]	(7,399)	(1,933)	(7,712)	(3,139)
Forward-starting interest rate swaps [b]	—	(776)	(26,511)	(134)
	$3,238	$3,289	$(30,371)	$(7,715)

[a]	The gain or loss recognized in earnings is included within Cost of sales.

[b]	The gain or loss recognized in earnings is included within Interest and other expenses, net.
The gains and losses on derivatives not designated as hedging instruments were not significant in the three and six months ended July 31, 2013 and 2012. There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended July 31, 2013 and 2012. The Company expects approximately $17,896,000 of net pre-tax derivative gains included in accumulated other comprehensive income at July 31, 2013 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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
Financial assets and liabilities carried at fair value at July 31, 2013 are classified in the table below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Marketable securities [a]	$49,343	$49,343	$—	$—	$49,343
Derivatives designated as hedging instruments:
Precious metal forward contracts [b]	212	—	212	—	212
Foreign exchange forward contracts [b]	18,744	—	18,744	—	18,744
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [b]	172	—	172	—	172
Total financial assets	$68,471	$49,343	$19,128	$—	$68,471

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	$3,470	$—	$3,470	$—	$3,470
Foreign exchange forward contracts [c]	617	—	617	—	617
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	25	—	25	—	25
Total financial liabilities	$4,112	$—	$4,112	$—	$4,112

Financial assets and liabilities carried at fair value at July 31, 2012 are classified in the table below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Marketable securities [a]	$41,155	$41,155	$—	$—	$41,155
Time deposits [b]	1,357	1,357	—	—	1,357
Derivatives designated as hedging instruments:
Precious metal forward contracts [b]	23	—	23	—	23
Put option contracts [b]	152	—	152	—	152
Foreign exchange forward contracts [b]	1,414	—	1,414	—	1,414
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [b]	423	—	423	—	423
Total financial assets	$44,524	$42,512	$2,012	$—	$44,524

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	$3,946	$—	$3,946	$—	$3,946
Foreign exchange forward contracts [c]	382	—	382	—	382
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	77	—	77	—	77
Total financial liabilities	$4,405	$—	$4,405	$—	$4,405

[a]	Included within Other assets, net.

[b]	Included within Prepaid expenses and other current assets.

[c]	Included within Accounts payable and accrued liabilities.
The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $964,219,000 and $939,546,000 and the corresponding fair value was approximately $1,100,000,000 at both July 31, 2013 and 2012.

9.	DEBT

In July 2013, Tiffany & Co.'s indirect, wholly-owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited (“Tiffany-Shanghai”), entered into a three-year multi-bank revolving credit agreement (the “Credit Agreement”). The Credit Agreement has an aggregate borrowing limit of RMB 930,000,000 ($151,676,000 at July 31, 2013). The Credit Agreement will be available for Tiffany-Shanghai's general working capital requirements, including repayment of a portion of the indebtedness under Tiffany-Shanghai's existing bank loan facilities. The Credit Agreement contains affirmative and negative covenants usual and customary for facilities of this size and purpose. The six lenders party to the Credit Agreement will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China. There was $57,083,000 outstanding and $94,593,000 available to be borrowed under the Credit Agreement at July 31, 2013. The interest rate applicable to the outstanding borrowings at July 31, 2013 was 6.0%. The Credit Agreement matures in July 2016.
There was $207,412,000 outstanding and $642,935,000 available under all revolving credit facilities (including the Credit Agreement discussed above) at July 31, 2013. The weighted-average interest rate for the outstanding amount at July 31, 2013 was 3.45%.

10.	COMMITMENTS AND CONTINGENCIES
Leases. In April 2010, Tiffany and Company (“Tiffany”), the Company’s principal operating subsidiary, committed to a plan to consolidate and relocate its New York headquarters staff to a single leased location in New York City from three separate locations leased in midtown Manhattan. The move occurred in June 2011. Tiffany subleased most of those previously occupied properties through the end of their lease terms which run through 2015, but has recovered only a portion of its rent obligations due to market conditions.
The Company recorded accrued exit charges of $30,884,000 during the second quarter of 2011 within other long-term liabilities associated with the relocation. The following is a reconciliation of the accrued exit charges:

(in thousands)
Balance at January 31, 2013	$16,164
Cash payments, net of estimated sublease income	(1,518)
Interest accretion	108
Balance at April 30, 2013	14,754
Cash payments, net of estimated sublease income	(1,518)
Interest accretion	98
Balance at July 31, 2013	$13,334

Diamond sourcing activities. In March 2011, Laurelton Diamonds, Inc. (“Laurelton”), a direct, wholly-owned subsidiary of the Company, as lender, entered into a $50,000,000 amortizing term loan facility agreement (the “Loan”) with Koidu Limited (previously Koidu Holdings S.A.) (“Koidu”), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the “Mine”) from which Laurelton now acquires diamonds. On March 29, 2013, the Company entered into an amendment relating to the Loan, deferring principal and interest payments due in 2013 to subsequent years. The Loan, as amended, is required to be repaid in full by March 2017 through semi-annual payments scheduled to begin in March 2014.
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
On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $79,000,000 at July 31, 2013) (based on alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,100,000,000 at July 31, 2013) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).
The Registrant believes that the claims of the Swatch Parties are without merit and has defended vigorously and (together with the other Tiffany Parties) filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties disputed both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $129,000,000 at July 31, 2013) (based on wasted investment) to approximately CHF 540,000,000 (or approximately $581,000,000 at July 31, 2013) (calculated based on future lost profits of the Tiffany Parties).
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
If, as requested by both parties, the Arbitration tribunal determines that the Agreements should be terminated, the Swatch Parties will no longer be responsible for the manufacture and distribution, through third party retailers, of TIFFANY & CO. brand watches. However, the Company intends to produce and distribute TIFFANY & CO. brand watches through alternative arrangements following termination of the Agreements. Royalties payable to the Tiffany Parties by Watch Company under the Agreements have not been significant in any year. Watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2012, 2011 and 2010.
Other. In the three months ended April 30, 2013, the Company implemented specific cost reduction initiatives and recorded $9,379,000 of expense within selling, general and administrative expenses. These cost reduction initiatives included severance related to staffing reductions (substantially all of which was paid by the end of the second quarter of 2013) and subleasing of certain office space for which only a portion of the Company’s future rent obligations will be recovered.

11.	STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive (Loss) Gain

(in thousands)	July 31, 2013	January 31, 2013	July 31, 2012
Accumulated other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	$13,280	$44,064	$28,929
Deferred hedging loss	(3,397)	(3,207)	(22,342)
Unrealized gain on marketable securities	1,744	1,849	846
Net unrealized loss on benefit plans	(130,945)	(136,581)	(120,735)
	$(119,318)	$(93,875)	$(113,302)
Additions to and reclassifications out of accumulated other comprehensive earnings are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Foreign currency translation adjustments	$(15,459)	$(20,967)	$(33,352)	$(21,353)
Income tax benefit (expense)	113	(753)	2,568	1,073
Foreign currency adjustments, net of tax	(15,346)	(21,720)	(30,784)	(20,280)
Unrealized (loss) gain on marketable securities	(1,076)	5	190	1,102
Income tax benefit (expense)	156	(3)	(295)	(386)
Unrealized (loss) gain on marketable securities, net of tax	(920)	2	(105)	716
Unrealized (loss) gain on hedging instruments	(2,232)	(27,582)	3,238	(30,371)
Reclassification adjustment for (gain) loss included in net earnings [a]	(2,407)	4,013	(3,289)	7,763
Income tax benefit (expense)	1,662	8,993	(139)	8,995
Unrealized gain on hedging instruments, net of tax	(2,977)	(14,576)	(190)	(13,613)
Amortization of net loss included in net earnings [b]	4,315	3,907	9,611	7,993
Amortization of prior service cost included in net earnings [b]	78	89	156	178
Income tax expense	(1,681)	(1,546)	(4,131)	(3,166)
Net unrealized gain on benefit plans, net of tax	2,712	2,450	5,636	5,005
Total other comprehensive loss, net of tax	$(16,531)	$(33,844)	$(25,443)	$(28,172)

[a]	These (gains) losses are reclassified into Interest and other expenses and Cost of sales, net (see Note 7. Hedging Instruments for additional details).

[b]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see Note 12. Employee Benefit Plans for additional details).

The Company's Board of Directors declared quarterly dividends which totaled $0.34 and $0.32 per share of Common Stock in the three months ended July 31, 2013 and 2012 and $0.66 and $0.61 per share of Common Stock in the six months ended July 31, 2013 and 2012.

12.	EMPLOYEE BENEFIT PLANS
The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.
Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2013	2012	2013	2012
Net Periodic Benefit Cost:
Service cost	$4,521	$4,622	$673	$489
Interest cost	6,639	6,811	653	624
Expected return on plan assets	(6,170)	(5,322)	—	—
Amortization of prior service cost	243	254	(165)	(165)
Amortization of net loss	4,305	3,988	10	(81)
Net expense	$9,538	$10,353	$1,171	$867

	Six Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2013	2012	2013	2012
Net Periodic Benefit Cost:
Service cost	$9,577	$9,038	$1,396	$1,191
Interest cost	13,504	13,398	1,381	1,420
Expected return on plan assets	(11,120)	(10,208)	—	—
Amortization of prior service cost	486	508	(330)	(330)
Amortization of net loss	9,505	7,978	106	15
Net expense	$21,952	$20,714	$2,553	$2,296

13.	SEGMENT INFORMATION
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

Certain information relating to the Company’s segments is set forth below:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Net sales:
Americas	$443,856	$433,989	$851,553	$819,663
Asia-Pacific	208,325	174,138	431,752	369,208
Japan	136,395	158,663	280,922	300,452
Europe	111,247	100,214	204,233	188,121
Total reportable segments	899,823	867,004	1,768,460	1,677,444
Other	26,061	19,565	52,908	28,295
	$925,884	$886,569	$1,821,368	$1,705,739
Earnings (losses) from operations*:
Americas	$87,731	$83,866	$146,693	$139,807
Asia-Pacific	49,882	35,026	105,341	86,086
Japan	48,235	50,266	101,654	92,826
Europe	22,338	20,597	36,616	37,252
Total reportable segments	208,186	189,755	390,304	355,971
Other	(1,188)	(2,158)	(344)	(3,939)
	$206,998	$187,597	$389,960	$352,032

* Represents earnings (losses) from operations before unallocated corporate expenses, other operating expense and interest and other expenses, net.
The following table sets forth a reconciliation of the segments’ earnings from operations to the Company’s consolidated earnings from operations before income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Earnings from operations for segments	$206,998	$187,597	$389,960	$352,032
Unallocated corporate expenses	(30,112)	(33,017)	(62,537)	(62,467)
Interest and other expenses, net	(14,694)	(14,250)	(27,406)	(24,804)
Other operating expense	—	—	(9,379)	—
Earnings from operations before income taxes	$162,192	$140,330	$290,638	$264,761
Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.
Other operating expense in the six months ended July 31, 2013 represents expenses related to specific cost reduction initiatives. See “Note 10. Commitments and Contingencies.”

14.	SUBSEQUENT EVENT
On August 15, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.34 per share of Common Stock. This dividend will be paid on October 10, 2013 to stockholders of record on September 20, 2013.

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
The Company’s reportable segments are as follows:

•
Americas includes sales in 116 TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

•	Asia-Pacific includes sales in 67 TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 54 TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

•	Europe includes sales in 35 TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•
Other consists of all non-reportable segments. Other consists of wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and Russia) and beginning in July 2012 retail sales in five TIFFANY & CO. stores in the United Arab Emirates ("U.A.E.") which were converted from independently-operated to Company-operated stores. In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs as well as earnings received from third-party licensing agreements.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

HIGHLIGHTS

•
Worldwide net sales increased 4% to $925,884,000 in the three months (“second quarter”) ended July 31, 2013 and 7% in the six months ("first half") ended July 31, 2013 to $1,821,368,000. On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales increased 8% in the second quarter and 10% in the first half due to sales growth in all regions and comparable store sales increased 5% in the second quarter and 7% in the first half.

•	Earnings from operations increased 14% in the second quarter primarily due to an improvement in gross margin.

•
Net earnings increased 16% to $106,781,000, or $0.83 per diluted share in the second quarter. Net earnings increased 10% to $190,358,000, or $1.48 per diluted share in the first half ended July 31, 2013. Excluding expenses related to specific cost reduction initiatives (see “Non-GAAP Measures” below), net earnings increased 13%.

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

	Second Quarter 2013 vs. 2012			First Half 2013 vs. 2012
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	4%	(4)%	8%	7%	(3)%	10%
Americas	2%	—	2%	4%	—%	4%
Asia-Pacific	20%	—%	20%	17%	—%	17%
Japan	(14)%	(21)%	7%	(7)%	(21)%	14%
Europe	11%	1%	10%	9%	—%	9%
Comparable Store Sales:
Worldwide	1%	(4)%	5%	3%	(4)%	7%
Americas	—%	—%	—%	1%	—%	1%
Asia-Pacific	13%	—%	13%	11%	—%	11%
Japan	(13)%	(21)%	8%	(6)%	(20)%	14%
Europe	8%	1%	7%	6%	—%	6%
Statement of Earnings. Internally, management monitors its statement of earnings excluding specific cost reduction initiatives. Management believes excluding such items presents the Company’s results on a more comparable basis to the corresponding period in the prior year, thereby providing investors with an additional perspective to analyze the results of operations of the Company. The following table reconciles GAAP amounts to non-GAAP amounts:

(in thousands)	GAAP	Cost reduction initiatives [a] (decrease)/increase	Non-GAAP
Six months ended July 31, 2013
Selling, general and administrative expenses ("SG&A")	$717,309	$(9,379)	$707,930
Earnings from operations	318,044	9,379	327,423
Net earnings	190,358	5,785	196,143

[a]
In the six months ended July 31, 2013, the Company implemented specific cost reduction initiatives which included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company’s future rent obligations will be recovered.

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

Net Sales
Net sales by segment were as follows:

	Second Quarter			First Half
(in thousands)	2013	2012	Increase/ (Decrease)	2013	2012	Increase/ (Decrease)
Americas	$443,856	$433,989	2%	$851,553	$819,663	4%
Asia-Pacific	208,325	174,138	20%	431,752	369,208	17%
Japan	136,395	158,663	(14)%	280,922	300,452	(7)%
Europe	111,247	100,214	11%	204,233	188,121	9%
Other	26,061	19,565	33%	52,908	28,295	87%
	$925,884	$886,569	4%	$1,821,368	$1,705,739	7%

There was no meaningful effect from translation on sales for any segment other than Japan as discussed below. See "Non-GAAP Measures" for additional information.

Americas. Total sales in the Americas increased $9,867,000, or 2%, in the second quarter due to an increase in the average price per jewelry unit sold largely offset by fewer jewelry units sold. Comparable store sales were equal to the prior year despite growth in New York flagship store sales and non-comparable store sales grew $12,588,000.

Total sales in the Americas increased $31,890,000, or 4%, in the first half due to an increase in the average price per jewelry unit sold partly offset by fewer jewelry units sold. Comparable store sales increased $9,773,000, or 1%, with stronger growth in the New York flagship store that, in part, benefited from purchases by customers who attended Tiffany’s Blue Book event in the first quarter of 2013. Non-comparable store sales grew $24,476,000.

Asia-Pacific. Total sales in Asia-Pacific increased $34,187,000, or 20%, in the second quarter primarily due to an increase in the number of jewelry units sold as well as an increase in the average price per jewelry unit sold. Comparable store sales increased $20,970,000, or 13%, and non-comparable store sales grew $9,959,000, primarily due to strong sales in Greater China.

Total sales in Asia-Pacific increased $62,544,000 or 17%, in the first half due to an increase in the number of jewelry units sold and in the average price per jewelry unit sold. Comparable store sales increased $36,928,000, or 11%, primarily due to strong sales in Greater China. Non-comparable store sales grew $20,162,000.

Japan. Total sales in Japan decreased $22,268,000, or 14%, in the second quarter and comparable store sales decreased $19,342,000, or 13%, due to currency translation. On a constant-exchange-rate basis, Japan sales increased 7% due to an increase in the average price per jewelry unit sold partly offset by a decrease in the number of jewelry units sold and comparable store sales increased 8%.

Total sales in Japan decreased $19,530,000, or 7%, in the first half and comparable store sales decreased $15,853,000, or 6%, due to currency translation. On a constant-exchange-rate basis, Japan sales increased 14% due to an increase in the average price per jewelry unit sold partly offset by a decrease in the number of jewelry units sold and comparable store sales increased 14%.

Europe. Total sales in Europe increased $11,033,000, or 11%, in the second quarter due to an increase in the average price per jewelry unit sold and in the number of jewelry units sold. Comparable store sales increased $7,717,000, or 8% reflecting growth in the United Kingdom and most of continental Europe.

Total sales in Europe increased $16,112,000, or 9%, in the first half due to an increase in the average price per jewelry unit sold and in the number of jewelry units sold. Comparable store sales increased $10,852,000, or 6%, reflecting growth in the United Kingdom and most of continental Europe and non-comparable store sales increased $4,085,000.

Other. Other sales increased $6,496,000, or 33%, in the second quarter and $24,613,000, or 87%, in the first half primarily due to the conversion of five independently-operated stores in the Middle East to Company-operated stores in July 2012.

Product Category Information. In the three months ended July 31, 2013, worldwide net sales increased $39,315,000, or 4%, primarily driven by an increase of $38,817,000, or 25%, in the statement, fine & solitaire jewelry category.

In the six months ended July 31, 2013, worldwide net sales increased $115,629,000, or 7%, primarily driven by increases of $86,654,000, or 30%, in the statement, fine & solitaire jewelry category and $37,617,000, or 7%, in the engagement jewelry & wedding bands category.

Store Data. Management currently expects to add 14 (net) Company-operated TIFFANY & CO. stores in 2013, increasing the store base by 5%, including 6 stores in the Americas, 7 stores in Asia-Pacific and 3 stores in Europe while closing one store in Asia-Pacific and one store in Japan. The following table shows locations which have already been opened or closed, or where plans have been finalized:

Location	Actual Openings (Closings) Year-to-Date 2013	Expected Openings 2013
Americas:
Villahermosa, Mexico	Second Quarter
Curitiba, Brazil		Third Quarter
Paramus – Garden State Plaza, New Jersey		Third Quarter
Cleveland, Ohio		Third Quarter
West Edmonton, Canada		Third Quarter
New Orleans, Louisiana		Fourth Quarter
Asia-Pacific:
Taichung – Sogo, Taiwan	(First Quarter)
Xi’an Zhongda – China	First Quarter
Causeway Bay – Times Square, Hong Kong	Second Quarter
Jinan – Guihe Plaza, China		Third Quarter
Chengdu – IFC Mall, China		Fourth Quarter
Japan:
Tokyo – Ginza Matsuzakaya	(Second Quarter)
Europe:
Verona, Italy	Second Quarter
Stuttgart, Germany		Third Quarter
Gross Margin

	Second Quarter		First Half
	2013	2012	2013	2012
Gross profit as a percentage of net sales	57.5%	56.3%	56.8%	56.8%
Gross margin (gross profit as a percentage of net sales) increased by 1.2 percentage points in the second quarter and was equal to the prior year primarily benefiting from diminishing product cost pressures and price increases taken in the first half of 2013 while a shift in sales mix toward higher-priced, lower margin products continued to impact gross margin.
Management periodically reviews and adjusts its retail prices when appropriate to address product cost increases, specific market conditions and longer-term changes in foreign currencies/U.S. dollar relationships. Its strategy is to continue that approach, when appropriate, in the future. Among the market conditions that the Company addresses are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. The Company uses derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 1. Notes to Condensed Consolidated Financial Statements – Note 7. Hedging Instruments”). The Company increased prices in the first half of 2013 across all geographic regions and product categories as retail price increases taken by the Company in 2011 and 2012 were not sufficient to offset commodity cost pressures experienced in recent years.

Selling, General and Administrative Expenses

	Second Quarter		First Half
	2013	2012	2013	2012
SG&A expenses as a percentage of net sales	38.4%	38.9%	39.4%	39.8%
SG&A expenses increased $10,661,000 or 3%, in the second quarter primarily due to increased store occupancy and depreciation expenses of $8,060,000 related to new and existing stores and increased marketing expenses of $3,602,000. In the second quarter, changes in foreign currency exchange rates had the effect of decreasing SG&A expenses by 3% as compared to the prior year. SG&A expenses as a percentage of net sales decreased 0.5 percentage point.
SG&A expenses increased $38,694,000, or 6%, in the first half. The Company had recorded expenses of $9,379,000 in the first quarter of 2013 associated with specific cost reduction initiatives (see “Non-GAAP Measures.”) Excluding these charges, SG&A expenses increased $29,315,000, or 4%, primarily due to increased store occupancy and depreciation expenses of $20,282,000 related to new and existing stores and increased marketing expenses of $8,918,000 tied to the Blue Book event held in the first quarter. In the first half, changes in foreign currency exchange rates had the effect of decreasing SG&A expenses by 2% as compared to the prior year. SG&A expenses as a percentage of net sales decreased 0.4 percentage point and would have decreased 0.9 percentage point, when excluding the items noted above, due to the leveraging effect of fixed costs.

Earnings from Operations

(in thousands)	Second Quarter 2013	% of Net Sales	Second Quarter 2012	% of Net Sales
Earnings (losses) from operations*:
Americas	$87,731	19.8%	$83,866	19.3%
Asia-Pacific	49,882	23.9%	35,026	20.1%
Japan	48,235	35.4%	50,266	31.7%
Europe	22,338	20.1%	20,597	20.6%
Other	(1,188)	(4.6)%	(2,158)	(11.0)%
	206,998		187,597
Unallocated corporate expenses	(30,112)	(3.3)%	(33,017)	(3.7)%
Earnings from operations	$176,886	19.1%	$154,580	17.4%

*	Percentages represent earnings (losses) from operations as a percentage of each segment’s net sales.
Earnings from operations increased 14% in the second quarter. On a segment basis, the ratio of earnings (losses) from operations to each segment’s net sales in the second quarter of 2013 compared with 2012 was as follows:

•	Americas – the ratio increased 0.5 percentage point resulting from an improvement in gross margin partly offset by increased operating expenses related to marketing and the opening of new stores;

•	Asia-Pacific – the ratio increased 3.8 percentage points primarily due to the sales leveraging of operating expenses as well as an improvement in gross margin;

•
Japan – the ratio increased 3.7 percentage points primarily due to an improvement in gross margin (which includes a benefit from the Company's ongoing program to utilize forward contracts for a portion of forecasted merchandise purchases) as well as sales leveraging of operating expenses;

•	Europe – the ratio decreased 0.5 percentage point due to increased store-related operating expenses partly offset by an improvement in gross margin; and

•
Other – the ratio improved 6.4 percentage points due to incremental retail sales from five TIFFANY & CO. stores in the U.A.E. which were converted from independently-operated to Company-operated stores in July 2012.

(in thousands)	First Half 2013	% of Net Sales	First Half 2012	% of Net Sales
Earnings (losses) from operations*:
Americas	$146,693	17.2%	$139,807	17.1%
Asia-Pacific	105,341	24.4%	86,086	23.3%
Japan	101,654	36.2%	92,826	30.9%
Europe	36,616	17.9%	37,252	19.8%
Other	(344)	(0.7)%	(3,939)	(13.9)%
	389,960		352,032
Unallocated corporate expenses	(62,537)	(3.4)%	(62,467)	(3.7)%
Other operating expense	(9,379)		—
Earnings from operations	$318,044	17.5%	$289,565	17.0%

*	Percentages represent earnings (losses) from operations as a percentage of each segment’s net sales.
Earnings from operations increased 10% in the first half. On a segment basis, the ratio of earnings (losses) from operations to each segment’s net sales in the first half of 2013 compared with 2012 was as follows:

•	Americas – the ratio increased 0.1 percentage point primarily due to the improved sales leveraging of operating expenses substantially offset by a decline in gross margin;

•	Asia-Pacific – the ratio increased 1.1 percentage points due to the sales leveraging of operating expenses and an improvement in gross margin;

•
Japan – the ratio increased 5.3 percentage points primarily due to an improvement in gross margin (which includes a benefit from the Company's ongoing program to utilize forward contracts for a portion of forecasted merchandise purchases) as well as sales leveraging of operating expenses;

•	Europe – the ratio decreased 1.9 percentage points primarily due to increased store-related operating expenses as well as a decline in gross margin;

•
Other – the ratio improved 13.2 percentage points due to retail sales from five TIFFANY & CO. stores in the U.A.E. which were converted from independently-operated to Company-operated stores in July 2012.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses as a percentage of net sales declined in the second quarter and first half.
Other operating expense in the first half of 2013 represents expenses related to specific cost reduction initiatives. See “Note 10. Commitments and Contingencies.”
Interest and Other Expenses, net
Interest and other expenses, net increased $444,000, or 3%, in the second quarter of 2013 and $2,602,000, or 10%, in the first half of 2013 primarily due to increased interest expense related to increased debt.
Provision for Income Taxes
The effective income tax rate for the second quarter of 2013 was 34.2% versus 34.6% in the prior year. The effective income tax rate was 34.5% for the first half of 2013 and 2012.

2013 Outlook
Management expects net earnings in a range of $3.50–$3.60 per diluted share, compared with $3.43–3.53 per dilute share in the previous outlook and $3.25 per diluted share in 2012. This is based on the following assumptions, which are approximate and may or may not prove valid, and which should be read in conjunction with risk factors disclosed in Part I, Item 1A in the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013:

•	Worldwide net sales increasing by a mid-single-digit percentage in U.S. dollars (a high-single-digit percentage increase on a constant-exchange-rate basis).

•	The opening of 14 (net) Company-operated stores including 6 in the Americas, 7 in Asia-Pacific, 3 in Europe and closing one in Japan and one in Asia-Pacific.

•
Operating earnings increasing at a higher rate than sales growth. This assumes gross margin at least equal to the prior year (the benefits from favorable product costs and price increases being offset by sales mix skewed toward higher-priced, lower margin product categories), and an improvement in the SG&A expense ratio due to sales leverage on fixed costs.

•	Interest and other expenses, net of $58,000,000.

•	An effective income tax rate of 35%.

•	This forecast excludes $0.05 per diluted share of expenses tied to specific cost reduction initiatives that were recorded in the first quarter.

•
An increase in net inventories of 5%, capital expenditures of $230,000,000 (versus $220,000,000 in 2012) and free cash flow (cash flow from operating activities less capital expenditures) of $300,000,000 (versus $109,000,000 in 2012).

New Accounting Standards
See "Item 1. Notes to Condensed Consolidated Financial Statements - Note 2. New Accounting Standards."

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
The following table summarizes cash flows from operating, investing and financing activities:

	First Half
(in thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$120,080	$(58,085)
Investing activities	(89,868)	(91,566)
Financing activities	(39,978)	88,518
Effect of exchange rates on cash and cash equivalents	(5,408)	(6,741)
Net decrease in cash and cash equivalents	$(15,174)	$(67,874)

Operating Activities
The Company had a net cash inflow from operating activities of $120,080,000 in the first half of 2013 compared with an outflow of $58,085,000 in the same period in 2012. The variance is primarily due to a decelerated rate of inventory growth as well as decreased outflows associated with payables and accrued liabilities. Additionally, the first half of 2013 includes the Company’s contribution of $30,000,000 to its pension plan versus a contribution of $35,000,000 to its pension plan in the comparable period in 2012, which is reflected in Other, net on the Condensed Consolidated Statements of Cash Flows.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,651,043,000 and 5.5 at July 31, 2013, compared with $2,564,997,000 and 5.4 at January 31, 2013 and $2,499,956,000 and 6.0 at July 31, 2012.
Accounts receivable, less allowances at July 31, 2013 were 7% and 6% lower than January 31, 2013 and July 31, 2012. When excluding the effect of foreign currency translation, primarily from the weaker Japanese yen, accounts receivable, less allowances would have been 4% lower than January 31, 2013 due to the seasonality of the Company's business and would have increased 1% compared to July 31, 2012.
Inventories, net at July 31, 2013 were 4% higher than both January 31, 2013 and July 31, 2012. Net inventories rose 5% and 7% from January 31, 2013 and July 31, 2012 when excluding the effect of foreign currency translation, primarily from the weaker Japanese yen. Finished goods inventories rose 6% and 8% from January 31, 2013 and July 31, 2012 due to increased inventory levels related to new stores and expanded product assortments. Combined raw material and work-in-process inventories increased 2% from January 31, 2013 and decreased less than 1% from July 31, 2012.
Investing Activities
The Company had a net cash outflow from investing activities of $89,868,000 in the second quarter of 2013 compared with an outflow of $91,566,000 in the second quarter of 2012. The decreased outflow in the current year is primarily due to a decrease in the purchases and sales of marketable securities and short-term investments as well as a decrease in capital expenditures.
Financing Activities
The Company had a net cash outflow from financing activities of $39,978,000 in the first half of 2013 compared with an inflow of $88,518,000 in the first half of 2012. Year-over-year changes in cash flows from financing activities are largely driven by borrowings. Additionally, the Company did not repurchase any of its Common Stock in the first half of 2013.
Recent Borrowings. The Company had net proceeds from short-term and long-term borrowings as follows:

	First Half
(in thousands)	2013	2012
Short-term borrowings:
Proceeds from credit facility borrowings, net	$3,244	$34,929
Proceeds from other credit facility borrowings	82,643	10,481
Repayment of other credit facility borrowings	(68,100)	—
Net proceeds from short-term borrowings	17,787	45,410
Long-term borrowings:
Repayments	—	(60,000)
Proceeds	—	250,000
Net proceeds from long-term borrowings	—	190,000
Net proceeds from total borrowings	$17,787	$235,410

In July 2013, Tiffany & Co.'s indirect, wholly-owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited (“Tiffany-Shanghai”), entered into a three-year multi-bank revolving credit agreement (the “Credit Agreement”). The Credit Agreement has an aggregate borrowing limit of RMB 930,000,000 ($151,676,000 at July 31, 2013). The Credit Agreement will be available for Tiffany-Shanghai's general working capital requirements, including repayment of a portion of the indebtedness under Tiffany-Shanghai's existing bank loan facilities. The Credit Agreement contains affirmative and negative covenants usual and customary for facilities of this size and purpose. The six lenders party to the Credit Agreement will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China. There was $57,083,000 outstanding and $94,593,000 available to be borrowed under the Credit Agreement at July 31, 2013. The interest rate applicable to the outstanding borrowings at July 31, 2013 was 6.0%. The Credit Agreement matures in July 2016.
There was $207,412,000 outstanding and $642,935,000 available under all revolving credit facilities (including the Credit Agreement discussed above) at July 31, 2013. The weighted-average interest rate for the outstanding amount at July 31, 2013 was 3.45%.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders’ equity was 35% at July 31, 2013, 37% at January 31, 2013 and 39% at July 31, 2012.
At July 31, 2013, the Company was in compliance with all debt covenants.
Share Repurchases. The Company’s share repurchase activity was as follows:

	Second Quarter		First Half
(in thousands, except per share amounts)	2013	2012	2013	2012
Cost of repurchases	$—	$7,622	$—	$54,107
Shares repurchased and retired	—	113	—	813
Average cost per share	$—	$67.23	$—	$66.54
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
The Company’s contractual cash obligations and commercial commitments at July 31, 2013 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2013.
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
Foreign Currency Risk
The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The fair value of foreign exchange forward contracts and put option contracts is sensitive to changes in foreign exchange rates. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The term of all outstanding foreign exchange forward and put option contracts as of July 31, 2013 ranged from less than one month to 12 months.
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
The Registrant’s chief executive officer and chief financial officer have determined that there have been no changes in the Registrant’s internal control over financial reporting during the most recently completed fiscal quarter covered by this report identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
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
On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $79,000,000 at July 31, 2013) (based on alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,100,000,000 at July 31, 2013) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).
The Registrant believes that the claims of the Swatch Parties are without merit and has defended vigorously and (together with the other Tiffany Parties) filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties disputed both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $129,000,000 at July 31, 2013) (based on wasted investment) to approximately CHF 540,000,000 (or approximately $581,000,000 at July 31, 2013) (calculated based on future lost profits of the Tiffany Parties).
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
If, as requested by both parties, the Arbitration tribunal determines that the Agreements should be terminated, the Swatch Parties will no longer be responsible for the manufacture and distribution, through third party retailers, of TIFFANY & CO. brand watches. However, the Company intends to produce and distribute TIFFANY & CO. brand watches through alternative arrangements following termination of the Agreements. Royalties payable to the Tiffany Parties by Watch Company under the Agreements have not been significant in any year. Watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2012, 2011 and 2010.

Item 1A.	Risk Factors
For information regarding risk factors, please refer to Part I, Item 1A in the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

PART II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains the Company’s stock repurchases of equity securities in the second quarter of 2013:
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares, (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2013 to May 31, 2013	—	—	—	$163,794,000
June 1, 2013 to June 30, 2013	—	—	—	$163,794,000
July 1, 2013 to July 31, 2013	—	—	—	$163,794,000
TOTAL	—	—	—	$163,794,000
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

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO.
(Registrant)

Date: August 27, 2013	By: /s/ Patrick F. McGuiness
Patrick F. McGuiness
Senior Vice President and
Chief Financial Officer
(principal financial officer)