Form 10-Q
period 2013-10-31
TIFFANY & CO
filed 2013-11-27
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 128,048,324 shares outstanding at the close of business on October 31, 2013.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2013

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	October 31, 2013	January 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$521,200	$504,838	$344,512
Accounts receivable, less allowances of $10,456, $9,710 and $8,796	165,862	173,998	160,604
Inventories, net	2,418,710	2,234,334	2,289,571
Deferred income taxes	78,020	79,508	106,744
Prepaid expenses and other current assets	178,710	158,911	181,375
Total current assets	3,362,502	3,151,589	3,082,806
Property, plant and equipment, net	836,062	818,838	800,225
Deferred income taxes	315,398	306,385	269,546
Other assets, net	365,539	354,038	297,418
	$4,879,501	$4,630,850	$4,449,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$252,016	$194,034	$196,279
Accounts payable and accrued liabilities	309,798	295,424	284,189
Income taxes payable	16,190	30,487	17,958
Merchandise and other customer credits	66,110	66,647	65,996
Total current liabilities	644,114	586,592	564,422
Long-term debt	755,724	765,238	781,637
Pension/postretirement benefit obligations	348,561	361,246	322,033
Deferred gains on sale-leasebacks	85,464	96,724	108,962
Other long-term liabilities	223,684	209,732	205,720
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 128,048, 126,934 and 126,774	1,280	1,269	1,267
Additional paid-in capital	1,074,522	1,019,997	1,010,418
Retained earnings	1,829,591	1,671,341	1,532,358
Accumulated other comprehensive loss, net of tax	(96,177)	(93,875)	(89,320)
Total Tiffany & Co. stockholders’ equity	2,809,216	2,598,732	2,454,723
Non-controlling interests	12,738	12,586	12,498
Total stockholders’ equity	2,821,954	2,611,318	2,467,221
	$4,879,501	$4,630,850	$4,449,995
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net sales	$911,478	$852,741	$2,732,846	$2,558,480
Cost of sales	391,997	388,452	1,178,012	1,126,011
Gross profit	519,481	464,289	1,554,834	1,432,469
Selling, general and administrative expenses	365,863	346,994	1,083,172	1,025,609
Earnings from operations	153,618	117,295	471,662	406,860
Interest and other expenses, net	13,922	14,783	41,328	39,587
Earnings from operations before income taxes	139,696	102,512	430,334	367,273
Provision for income taxes	45,086	39,333	145,366	130,759
Net earnings	$94,610	$63,179	$284,968	$236,514
Net earnings per share:
Basic	$0.74	$0.50	$2.23	$1.87
Diluted	$0.73	$0.49	$2.21	$1.85
Weighted-average number of common shares:
Basic	128,004	126,737	127,716	126,697
Diluted	128,974	127,902	128,729	127,914
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net earnings	$94,610	$63,179	$284,968	$236,514
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	19,555	15,338	(11,229)	(4,942)
Unrealized gain on marketable securities	1,982	647	1,877	1,363
Unrealized (loss) gain on hedging instruments	(1,409)	5,518	(1,599)	(8,095)
Net unrealized gain on benefit plans	3,013	2,479	8,649	7,484
Total other comprehensive earnings (loss), net of tax	23,141	23,982	(2,302)	(4,190)
Comprehensive earnings	$117,751	$87,161	$282,666	$232,324
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Total Stockholders’ Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balances, January 31, 2013	$2,611,318	$1,671,341	$(93,875)	126,934	$1,269	$1,019,997	$12,586
Exercise of stock options and vesting of restricted stock units (“RSUs”)	18,687	—	—	1,114	11	18,676	—
Tax effect of exercise of stock options and vesting of RSUs	12,178	—	—	—	—	12,178	—
Share-based compensation expense	23,671	—	—	—	—	23,671	—
Cash dividends on Common Stock	(126,718)	(126,718)	—	—	—	—	—
Other comprehensive loss, net of tax	(2,302)	—	(2,302)	—	—	—	—
Net earnings	284,968	284,968	—	—	—	—	—
Non-controlling interests	152	—	—	—	—	—	152
Balances, October 31, 2013	$2,821,954	$1,829,591	$(96,177)	128,048	$1,280	$1,074,522	$12,738
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$284,968	$236,514
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	131,921	120,158
Amortization of gain on sale-leasebacks	(7,110)	(8,181)
Excess tax benefits from share-based payment arrangements	(12,112)	(10,847)
Provision for inventories	26,638	28,346
Deferred income taxes	(15,446)	(24,389)
Provision for pension/postretirement benefits	36,753	34,486
Share-based compensation expense	23,435	22,618
Changes in assets and liabilities:
Accounts receivable	3,481	20,351
Inventories	(232,654)	(250,222)
Prepaid expenses and other current assets	(9,862)	(16,319)
Accounts payable and accrued liabilities	11,100	(31,009)
Income taxes payable	(9,054)	(61,936)
Merchandise and other customer credits	(78)	(406)
Other, net	(26,848)	(38,029)
Net cash provided by operating activities	205,132	21,135
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(945)	(13,164)
Proceeds from sale of marketable securities and short-term investments	—	19,289
Capital expenditures	(148,520)	(157,264)
Notes receivable funded	(3,050)	(1,000)
Proceeds from notes receivable	837	—
Investment in leasehold rights	—	(35,605)
Payment for acquisition	—	(25,000)
Net cash used in investing activities	(151,678)	(212,744)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	43,233	57,340
Proceeds from other credit facility borrowings	87,670	26,972
Repayment of other credit facility borrowings	(68,751)	—
Repayment of long-term debt	—	(60,000)
Proceeds from issuance of long-term debt	—	250,000
Payment for settlement of interest rate swaps	—	(29,335)
Repurchase of Common Stock	—	(54,107)
Proceeds from exercise of stock options	18,687	8,751
Excess tax benefits from share-based payment arrangements	12,112	10,847
Cash dividends on Common Stock	(126,718)	(117,934)
Proceeds from non-controlling interest	—	12,750
Distribution to non-controlling interest	(666)	—
Financing fees	(949)	(1,199)
Net cash (used in) provided by financing activities	(35,382)	104,085
Effect of exchange rate changes on cash and cash equivalents	(1,710)	(1,918)
Net increase (decrease) in cash and cash equivalents	16,362	(89,442)
Cash and cash equivalents at beginning of year	504,838	433,954
Cash and cash equivalents at end of nine months	$521,200	$344,512
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the Registrant) and its subsidiaries (the “Company”) in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (VIEs), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of October 31, 2013 and 2012 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2013 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.
The Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and nine months ended October 31, 2013 and 2012 are not necessarily indicative of the results of the entire fiscal year.

2.	NEW ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward. If an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new guidance is effective for fiscal years beginning after December 15, 2013 and earlier adoption is permitted. The Company is currently evaluating the impact of the new guidance; however, management does not believe it will have a material effect on the Company’s financial position or earnings.

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
For the receivables associated with Tiffany & Co. credit cards (“Credit Card Receivables”), the Company uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants’ credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. The Company classifies a Credit Card account as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all accounts receivable recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At October 31, 2013 and 2012, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net) was $51,623,000 and $52,717,000, of which 97% were considered current in both periods. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $1,000,000 at October 31, 2013 and $1,500,000 at October 31, 2012) was determined based on the factors discussed above. Finance charges on Credit Card accounts are not significant.

Financing Arrangements. The Company may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase the mine’s output. Management evaluates these and any other financing arrangements that may arise for potential impairment by reviewing the parties’ financial statements and projections and business, operational and other economic factors on a periodic basis. As of October 31, 2013 and 2012, the current portion of the carrying amount of financing arrangements including accrued interest was $14,765,000 and $12,426,000 and was recorded in prepaid expenses and other current assets. As of October 31, 2013 and 2012, the non-current portion of the carrying amount of financing arrangements including accrued interest was $59,179,000 and $46,808,000 and was included in other assets, net. The Company has not recorded any material impairment charges on such loans as of October 31, 2013 and 2012.

4.	INVENTORIES

(in thousands)	October 31, 2013	January 31, 2013	October 31, 2012
Finished goods	$1,440,114	$1,291,235	$1,377,518
Raw materials	860,507	790,732	745,334
Work-in-process	118,089	152,367	166,719
Inventories, net	$2,418,710	$2,234,334	$2,289,571

5.	INCOME TAXES
The effective income tax rates for the three and nine months ended October 31, 2013 were 32.3% and 33.8% versus 38.4% and 35.6% in the prior year. The lower effective income tax rate for the three and nine months ended October 31, 2013 is due to the one-time impact of favorable tax regulations as well as differences in the geographical mix of earnings. The higher effective income tax rate for the three months ended October 31, 2012 was primarily due to the true-up of the prior year's tax provision upon filing the 2011 tax returns.
During the nine months ended October 31, 2013, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company’s tax filings are currently being examined by a number of tax authorities in various jurisdictions. Ongoing audits where subsidiaries have a material presence include New York state (tax years 2008–2011), New York City (tax years 2009–2010), as well as an audit that is being conducted by the Internal Revenue Service (tax years 2006–2009). Tax years from 2006–present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012
Net earnings for basic and diluted EPS	$94,610	$63,179	$284,968	$236,514
Weighted-average shares for basic EPS	128,004	126,737	127,716	126,697
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	970	1,165	1,013	1,217
Weighted-average shares for diluted EPS	128,974	127,902	128,729	127,914
For the three months ended October 31, 2013 and 2012, there were 350,000 and 758,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2013 and 2012, there were 509,000 and 843,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

Types of Derivative Instruments

Interest Rate Swaps – In the six months ended July 31, 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of additional long-term debt which was incurred in July 2012. The Company accounted for the forward-

starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in the three months ended July 31, 2012 and paid $29,335,000.
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
As of October 31, 2013, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $162,035,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $29,193,000. The term of all outstanding foreign exchange forward and put option contracts as of October 31, 2013 ranged from less than one month to 12 months.
Precious Metal Collars & Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to minimize the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements (“precious metal collars”) or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts’ cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of October 31, 2013, there were approximately 17,400 ounces of platinum and 411,000 ounces of silver precious metal derivative instruments outstanding.
Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended October 31,
	2013		2012
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$1,084	$5,642	$2,513	$(589)
Put option contracts [a]	(6)	669	(47)	—
Precious metal forward contracts [a]	1,743	(1,105)	3,192	(2,153)
Forward-starting interest rate swaps [b]	—	(381)	—	(399)
	$2,821	$4,825	$5,658	$(3,141)

	Nine Months Ended October 31,
	2013		2012
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$10,451	$10,710	$6,774	$(4,902)
Put option contracts [a]	1,264	1,599	(456)	(129)
Precious metal forward contracts [a]	(5,656)	(3,038)	(4,520)	(5,292)
Forward-starting interest rate swaps [b]	—	(1,157)	(26,511)	(533)
	$6,059	$8,114	$(24,713)	$(10,856)

[a]	The gain or loss recognized in earnings is included within Cost of sales.

[b]	The gain or loss recognized in earnings is included within Interest and other expenses, net.
The gains and losses on derivatives not designated as hedging instruments were not significant in the three and nine months ended October 31, 2013 and 2012. There was no material ineffectiveness related to the Company’s hedging instruments for the periods ended October 31, 2013 and 2012. The Company expects approximately $15,459,000 of net pre-tax derivative gains included in accumulated other comprehensive income at October 31, 2013 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.
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
The Company uses the market approach to measure fair value for its marketable securities, time deposits and derivative instruments. The Company’s interest rate swaps were primarily valued using the 3-month LIBOR rate. The Company’s put option contracts, as well as its foreign exchange forward contracts, are primarily valued using the appropriate foreign exchange spot rates. The Company’s precious metal forward contracts are primarily valued using the relevant precious metal spot rate. For further information on the Company’s hedging instruments and program, see “Note 7. Hedging Instruments.”

Financial assets and liabilities carried at fair value at October 31, 2013 are classified in the table below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Marketable securities [a]	$52,201	$52,201	$—	$—	$52,201
Derivatives designated as hedging instruments:
Precious metal forward contracts [b]	952	—	952	—	952
Foreign exchange forward contracts [b]	8,590	—	8,590	—	8,590
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [b]	353	—	353	—	353
Total financial assets	$62,096	$52,201	$9,895	$—	$62,096

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	$824	$—	$824	$—	$824
Foreign exchange forward contracts [c]	490	—	490	—	490
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	27	—	27	—	27
Total financial liabilities	$1,341	$—	$1,341	$—	$1,341

Financial assets and liabilities carried at fair value at October 31, 2012 are classified in the table below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Marketable securities [a]	$42,399	$42,399	$—	$—	$42,399
Time deposits [b]	1,362	1,362	—	—	1,362
Derivatives designated as hedging instruments:
Precious metal forward contracts [b]	783	—	783	—	783
Put option contracts [b]	95	—	95	—	95
Foreign exchange forward contracts [b]	2,762	—	2,762	—	2,762
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [b]	55	—	55	—	55
Total financial assets	$47,456	$43,761	$3,695	$—	$47,456

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	$1,144	$—	$1,144	$—	$1,144
Foreign exchange forward contracts [c]	12	—	12	—	12
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	824	—	824	—	824
Total financial liabilities	$1,980	$—	$1,980	$—	$1,980

[a]	Included within Other assets, net.

[b]	Included within Prepaid expenses and other current assets.

[c]	Included within Accounts payable and accrued liabilities.
The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $1,007,740,000 and $977,916,000 and the corresponding fair value was approximately $1,100,000,000 at both October 31, 2013 and 2012.

9.	DEBT

In July 2013, Tiffany & Co.’s wholly-owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited (“Tiffany-Shanghai”), entered into a three-year multi-bank revolving credit agreement (the “Credit Agreement”). The Credit Agreement has an aggregate borrowing limit of RMB 930,000,000 ($152,594,000 at October 31, 2013). The Credit Agreement is available for Tiffany-Shanghai’s general working capital requirements, which included repayment of a portion of the indebtedness under Tiffany-Shanghai’s existing bank loan facilities. The Credit Agreement contains affirmative and negative covenants usual and customary for facilities of this size and purpose. The six lenders party to the Credit Agreement will make loans, upon Tiffany-Shanghai’s request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China. There was $57,428,000 outstanding and $95,166,000 available to be borrowed under the Credit Agreement at October 31, 2013. The interest rate applicable to the outstanding borrowings at October 31, 2013 was 6.0%. The Credit Agreement matures in July 2016.
Under all of the Company’s revolving credit facilities (including the Credit Agreement discussed above), there were $252,016,000 of borrowings outstanding, $4,003,000 letters of credit issued but not outstanding and $566,852,000 available for borrowing at October 31, 2013. The weighted-average interest rate for the amount outstanding at October 31, 2013 was 3.26%.

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

The Company recorded accrued exit charges of $30,884,000 during the second quarter of 2011 within other long-term liabilities associated with the relocation. The following is a reconciliation of the accrued exit charges:

(in thousands)
Balance at January 31, 2013	$16,164
Cash payments, net of estimated sublease income	(1,518)
Interest accretion	108
Balance at April 30, 2013	14,754
Cash payments, net of estimated sublease income	(1,518)
Interest accretion	98
Balance at July 31, 2013	13,334
Cash payments, net of estimated sublease income	(1,518)
Interest accretion	89
Balance at October 31, 2013	$11,905

Diamond sourcing activities. In March 2011, Laurelton Diamonds, Inc. (“Laurelton”), a wholly-owned subsidiary of the Company, as lender, entered into a $50,000,000 amortizing term loan facility agreement (the “Loan”) with Koidu Limited (previously Koidu Holdings S.A.) (“Koidu”), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the “Mine”) from which Laurelton now acquires diamonds. On March 29, 2013, the Company entered into an amendment relating to the Loan, deferring principal and interest payments due in 2013 to subsequent years. The Loan, as amended, is required to be repaid in full by March 2017 through semi-annual payments scheduled to begin in March 2014.
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
On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $81,000,000 at October 31, 2013) (based on alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,200,000,000 at October 31, 2013) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).
The Registrant believes that the claims of the Swatch Parties are without merit and has defended vigorously and (together with the other Tiffany Parties) filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties disputed both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for

TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $133,000,000 at October 31, 2013) (based on wasted investment) to approximately CHF 540,000,000 (or approximately $600,000,000 at October 31, 2013) (calculated based on future lost profits of the Tiffany Parties).
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
The arbitration hearing was held in October 2012. At the hearing, witnesses were examined and the Panel ordered additional briefs and submissions to complete the record. The record was completed in mid-February 2013, and the Panel will issue its decision at an undetermined future date. In their submissions to the Panel, the Swatch Parties and the Tiffany Parties requested that the Panel determine that the Agreements should be terminated and asked, should the Panel find neither the Swatch Parties nor the Tiffany Parties to be in material breach of their respective obligations under the Agreements, that the Panel nonetheless determine that the Agreements be deemed terminated as of October 1, 2013. Upon termination of the Agreements, the Swatch Parties will no longer be responsible for the manufacture and distribution, through third party retailers, of TIFFANY & CO. brand watches. Royalties payable to the Tiffany Parties by Watch Company under the Agreements have not been significant in any year. Watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2012, 2011 and 2010.

During the third quarter ended October 31, 2013, the Registrant and certain of its subsidiaries received numerous communications from the Swatch Parties indicating that the Swatch Parties view the Agreements as having been terminated as of October 1, 2013, and the Registrant and its subsidiaries are proceeding on that basis with plans to design, produce, market and distribute TIFFANY & CO. brand watches through alternative arrangements.
Other. In the three months ended April 30, 2013, the Company implemented specific cost reduction initiatives and recorded $9,379,000 of expense within selling, general and administrative expenses. These cost reduction initiatives included severance related to staffing reductions (all of which was paid by the end of the third quarter of 2013) and subleasing of certain office space for which only a portion of the Company’s future rent obligations will be recovered.

11.	STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive (Loss) Earnings

(in thousands)	October 31, 2013	January 31, 2013	October 31, 2012
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$32,835	$44,064	$44,267
Deferred hedging loss	(4,806)	(3,207)	(16,824)
Unrealized gain on marketable securities	3,726	1,849	1,493
Net unrealized loss on benefit plans	(127,932)	(136,581)	(118,256)
	$(96,177)	$(93,875)	$(89,320)

Additions to and reclassifications out of accumulated other comprehensive earnings are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012
Foreign currency translation adjustments	$19,706	$15,029	$(13,646)	$(6,324)
Income tax (expense) benefit	(151)	309	2,417	1,382
Foreign currency adjustments, net of tax	19,555	15,338	(11,229)	(4,942)
Unrealized gain on marketable securities	2,595	989	2,785	2,091
Reclassification adjustment for loss included in net earnings [a]	—	6	—	6
Income tax expense	(613)	(348)	(908)	(734)
Unrealized gain on marketable securities, net of tax	1,982	647	1,877	1,363
Unrealized gain (loss) on hedging instruments	2,821	5,658	6,059	(24,713)
Reclassification adjustment for (gain) loss included in net earnings [b]	(4,825)	3,141	(8,114)	10,904
Income tax benefit (expense)	595	(3,281)	456	5,714
Unrealized (loss) gain on hedging instruments, net of tax	(1,409)	5,518	(1,599)	(8,095)
Amortization of net loss included in net earnings [c]	4,806	3,956	14,417	11,949
Amortization of prior service cost included in net earnings [c]	78	89	234	267
Income tax expense	(1,871)	(1,566)	(6,002)	(4,732)
Net unrealized gain on benefit plans, net of tax	3,013	2,479	8,649	7,484
Total other comprehensive earnings (loss), net of tax	$23,141	$23,982	$(2,302)	$(4,190)

[a]	These losses are reclassified into Interest and other expenses, net.

[b]	These (gains) losses are reclassified into Interest and other expenses and Cost of sales, net (see Note 7. Hedging Instruments for additional details).

[c]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see Note 12. Employee Benefit Plans for additional details).

The Company's Board of Directors declared quarterly dividends which totaled $0.34 and $0.32 per share of Common Stock in the three months ended October 31, 2013 and 2012 and $1.00 and $0.93 per share of Common Stock in the nine months ended October 31, 2013 and 2012.

12.	EMPLOYEE BENEFIT PLANS
The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.
Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2013	2012	2013	2012
Net Periodic Benefit Cost:
Service cost	$4,783	$4,528	$698	$596
Interest cost	6,752	6,701	691	710
Expected return on plan assets	(5,560)	(5,104)	—	—
Amortization of prior service cost	243	254	(165)	(165)
Amortization of net loss	4,753	3,949	53	7
Net expense	$10,971	$10,328	$1,277	$1,148

	Nine Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2013	2012	2013	2012
Net Periodic Benefit Cost:
Service cost	$14,360	$13,566	$2,094	$1,787
Interest cost	20,256	20,099	2,072	2,130
Expected return on plan assets	(16,680)	(15,312)	—	—
Amortization of prior service cost	729	762	(495)	(495)
Amortization of net loss	14,258	11,927	159	22
Net expense	$32,923	$31,042	$3,830	$3,444

13.	SEGMENT INFORMATION
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

•
Other consists of all non-reportable segments. Other consists of retail sales in five TIFFANY & CO. stores in the United Arab Emirates which were converted from independently-operated to Company-operated stores in July 2012, and wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and Russia). In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs as well as earnings received from third-party licensing agreements.

Certain information relating to the Company’s segments is set forth below:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012
Net sales:
Americas	$416,748	$400,113	$1,268,301	$1,219,776
Asia-Pacific	238,412	187,685	670,164	556,893
Japan	128,300	146,723	409,222	447,175
Europe	104,488	97,644	308,721	285,765
Total reportable segments	887,948	832,165	2,656,408	2,509,609
Other	23,530	20,576	76,438	48,871
	$911,478	$852,741	$2,732,846	$2,558,480
Earnings (losses) from operations*:
Americas	$61,662	$51,890	$208,355	$191,697
Asia-Pacific	59,975	36,589	165,316	122,675
Japan	46,528	42,732	148,182	135,558
Europe	17,672	16,119	54,288	53,371
Total reportable segments	185,837	147,330	576,141	503,301
Other	(1,722)	586	(2,066)	(3,353)
	$184,115	$147,916	$574,075	$499,948

* Represents earnings (losses) from operations before unallocated corporate expenses, other operating expense and interest and other expenses, net.
The following table sets forth a reconciliation of the segments’ earnings from operations to the Company’s consolidated earnings from operations before income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012
Earnings from operations for segments	$184,115	$147,916	$574,075	$499,948
Unallocated corporate expenses	(30,497)	(30,621)	(93,034)	(93,088)
Interest and other expenses, net	(13,922)	(14,783)	(41,328)	(39,587)
Other operating expense	—	—	(9,379)	—
Earnings from operations before income taxes	$139,696	$102,512	$430,334	$367,273
Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.
Other operating expense in the nine months ended October 31, 2013 represents expenses related to specific cost reduction initiatives. See “Note 10. Commitments and Contingencies.”

14.	SUBSEQUENT EVENT
On November 21, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.34 per share of Common Stock. This dividend will be paid on January 10, 2014 to stockholders of record on December 20, 2013.

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
The Company’s reportable segments are as follows:

•
Americas includes sales in 120 TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

•	Asia-Pacific includes sales in 68 TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 54 TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

•	Europe includes sales in 36 TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•
Other consists of all non-reportable segments. Other consists of retail sales in five TIFFANY & CO. stores in the United Arab Emirates (“U.A.E.”) which were converted from independently-operated to Company-operated stores in July 2012, and wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and Russia). In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company’s needs as well as earnings received from third-party licensing agreements.

All references to years relate to fiscal years ended or ending on January 31 of the following calendar year.

HIGHLIGHTS

•
Worldwide net sales increased 7% to $911,478,000 in the three months (“third quarter”) ended October 31, 2013 and 7% in the nine months (“year-to-date”) ended October 31, 2013 to $2,732,846,000. On a constant-exchange-rate basis (see “Non-GAAP Measures” below), worldwide net sales increased 11% in both the third quarter and in the year-to-date due to sales growth in all regions, and comparable store sales increased 7% in both the third quarter and in the year-to-date.

•	Earnings from operations increased 31% in the third quarter and 16% in the year-to-date due to improvements in gross margin and ongoing well-controlled expenses in both periods.

•
Net earnings increased 50% to $94,610,000, or $0.73 per diluted share in the third quarter. Net earnings increased 20% to $284,968,000, or $2.21 per diluted share in the year-to-date. Excluding expenses related to specific cost reduction initiatives (see “Non-GAAP Measures” below), net earnings increased 23% in the year-to-date.

•
The Company opened eight (net) stores in the year-to-date (of a planned 14 (net) stores for the full year): five stores in the Americas, two (net) stores in Asia Pacific, two stores in Europe and closed one store in Japan.

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

	Third Quarter 2013 vs. 2012			Year-to-date 2013 vs. 2012
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	7%	(4)%	11%	7%	(4)%	11%
Americas	4%	(1)%	5%	4%	—%	4%
Asia-Pacific	27%	(2)%	29%	20%	(1)%	21%
Japan	(13)%	(22)%	9%	(8)%	(20)%	12%
Europe	7%	3%	4%	8%	1%	7%
Other	14%	—%	14%	56%	—%	56%
Comparable Store Sales:
Worldwide	3%	(4)%	7%	3%	(4)%	7%
Americas	1%	—%	1%	1%	—%	1%
Asia-Pacific	20%	(2)%	22%	14%	(1)%	15%
Japan	(16)%	(21)%	5%	(9)%	(20)%	11%
Europe	4%	2%	2%	6%	1%	5%
Other *	1%	—%	1%	1%	—%	1%
* Represents sales in five TIFFANY & CO. stores in the U.A.E., which were converted from independently-operated to Company-operated in July 2012, and became comparable in the third quarter of 2013.
Statement of Earnings. Internally, management monitors its earnings performance excluding specific cost reduction initiatives. Management believes excluding such items presents the Company’s results on a more comparable basis to the corresponding period in the prior year, thereby providing investors with an additional perspective to analyze the results of operations of the Company. The following table reconciles GAAP amounts to non-GAAP amounts:

(in thousands)	GAAP	Cost reduction initiatives [a] (decrease)/increase	Non-GAAP
Nine months ended October 31, 2013
Selling, general and administrative expenses (“SG&A”)	$1,083,172	$(9,379)	$1,073,793
Earnings from operations	471,662	9,379	481,041
Net earnings	284,968	5,785	290,753

[a]
In the nine months ended October 31, 2013, the Company implemented specific cost reduction initiatives which included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company’s future rent obligations will be recovered.

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

Net Sales
Net sales by segment were as follows:

	Third Quarter			Year-to-date
(in thousands)	2013	2012	Increase/ (Decrease)	2013	2012	Increase/ (Decrease)
Americas	$416,748	$400,113	4%	$1,268,301	$1,219,776	4%
Asia-Pacific	238,412	187,685	27%	670,164	556,893	20%
Japan	128,300	146,723	(13)%	409,222	447,175	(8)%
Europe	104,488	97,644	7%	308,721	285,765	8%
Other	23,530	20,576	14%	76,438	48,871	56%
	$911,478	$852,741	7%	$2,732,846	$2,558,480	7%

Americas. Total sales in the Americas increased $16,635,000, or 4%, in the third quarter due to an increase in the average price per jewelry unit sold and a slight increase in the number of jewelry units sold. Comparable store sales rose $2,107,000, or 1%, from the prior year with stronger growth in New York flagship store sales that benefited primarily from increased sales to foreign tourists. Non-comparable store sales grew $10,689,000. There was no meaningful effect from translation on sales in the Americas.

Total sales in the Americas increased $48,525,000, or 4%, in the year-to-date due to an increase in the average price per jewelry unit sold partly offset by fewer jewelry units sold. Comparable store sales increased $11,878,000, or 1%, with stronger growth in the New York flagship store that, in part, benefited from purchases by customers who attended Tiffany’s Blue Book event in the first quarter of 2013 and increased sales to foreign tourists. Non-comparable store sales grew $35,164,000. There was no effect from translation on year-to-date sales in the Americas.

Asia-Pacific. Total sales in Asia-Pacific increased $50,727,000, or 27%, in the third quarter due to an increase in the average price per jewelry unit sold and in the number of jewelry units sold. Comparable store sales increased $35,823,000, or 20%, due to strong sales growth throughout the region, and non-comparable store sales grew $10,223,000. On a constant-exchange rate basis, Asia-Pacific sales increased 29% and comparable store sales increased 22%.

Total sales in Asia-Pacific increased $113,271,000, or 20%, in the year-to-date due to an increase in the number of jewelry units sold and in the average price per jewelry unit sold. Comparable store sales increased $72,752,000, or 14%, due to strong sales growth throughout the region. Non-comparable store sales grew $30,384,000. There was no meaningful effect from translation on year-to-date sales in Asia-Pacific.

Japan. Total sales in Japan decreased $18,423,000, or 13%, in the third quarter and comparable store sales decreased $21,735,000, or 16%, due to currency translation. On a constant-exchange-rate basis, Japan sales increased 9% largely due to an increase in the average price per jewelry unit sold as well as an increase in the number of jewelry units sold and comparable store sales increased 5%.

Total sales in Japan decreased $37,953,000, or 8%, in the year-to-date and comparable store sales decreased $37,588,000, or 9%, due to currency translation. On a constant-exchange-rate basis, Japan sales increased 12% entirely due to an increase in the average price per jewelry unit sold and comparable store sales increased 11%.

Europe. Total sales in Europe increased $6,844,000, or 7%, in the third quarter due to an increase in the average price per jewelry unit sold and in the number of jewelry units sold. Comparable store sales increased $3,928,000, or 4%, and non-comparable store sales increased $1,928,000. On a constant-exchange rate basis, sales increased 4% and comparable store sales increased 2% reflecting stronger growth in the United Kingdom.

Total sales in Europe increased $22,956,000, or 8%, in the year-to-date due to an increase in the average price per jewelry unit sold and in the number of jewelry units sold. Comparable store sales increased $14,782,000, or 6%, reflecting growth in the United Kingdom and most of continental Europe and non-comparable store sales increased $6,011,000. There was no meaningful effect from translation on year-to-date sales in Europe.

Other. Other sales increased $2,954,000, or 14%, in the third quarter primarily due to higher wholesale sales of rough diamonds. Other sales increased $27,567,000, or 56%, in the year-to-date primarily due to the conversion of five independently-operated stores in the Middle East to Company-operated stores in July 2012.

Product Category Information. In the third quarter, worldwide net sales increased $58,737,000, or 7%, primarily driven by an increase of $37,979,000, or 24%, in the statement, fine & solitaire jewelry category and $23,485,000, or 10%, in the silver, gold & RUBEDO® metal jewelry category.

In the year-to-date, worldwide net sales increased $174,366,000, or 7%, primarily driven by increases of $124,642,000, or 28%, in the statement, fine & solitaire jewelry category and $47,805,000, or 6%, in the engagement jewelry & wedding bands category.

Store Data. Management currently expects to add 14 (net) Company-operated TIFFANY & CO. stores in 2013, increasing the store base by 5%, including 6 stores in the Americas, 7 stores in Asia-Pacific and 3 stores in Europe while closing one store in Asia-Pacific and one store in Japan. The following table shows locations which have already been opened or closed, or where plans have been finalized:

Location	Actual Openings (Closings) Year-to-Date 2013	Expected Openings 2013
Americas:
Villahermosa, Mexico	Second Quarter
Curitiba, Brazil	Third Quarter
Paramus – Garden State Plaza, New Jersey	Third Quarter
Cleveland, Ohio	Third Quarter
West Edmonton, Canada	Third Quarter
New Orleans, Louisiana		Fourth Quarter
Asia-Pacific:
Taichung – Sogo, Taiwan	(First Quarter)
Xi’an Zhongda – China	First Quarter
Causeway Bay – Times Square, Hong Kong	Second Quarter
Jinan – Guihe Plaza, China	Third Quarter
Chengdu – IFC Mall, China		Fourth Quarter
Japan:
Tokyo – Ginza Matsuzakaya	(Second Quarter)
Europe:
Verona, Italy	Second Quarter
Stuttgart, Germany	Third Quarter
Gross Margin

	Third Quarter		Year-to-date
	2013	2012	2013	2012
Gross profit as a percentage of net sales	57.0%	54.4%	56.9%	56.0%
Gross margin (gross profit as a percentage of net sales) increased by 2.6 percentage points in the third quarter and by 0.9 percentage point in the year-to-date primarily benefiting from reduced product cost pressures and price increases taken in the first half of 2013. A shift in sales mix toward higher-priced, lower margin products continued to offset a portion of these benefits.
Management periodically reviews and adjusts its retail prices when appropriate to address product cost increases, specific market conditions and longer-term changes in foreign currencies/U.S. dollar relationships. Its strategy is to continue that approach, when appropriate, in the future. Among the market conditions that the Company addresses are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. The Company uses derivative instruments to mitigate foreign exchange and precious metal price exposures (see “Item 1. Notes to Condensed Consolidated Financial Statements – Note 7. Hedging Instruments”). The Company increased prices in the first half of 2013 across all geographic regions and product categories as previous retail price increases were not sufficient to offset commodity cost pressures experienced in recent years.

Selling, General and Administrative Expenses

	Third Quarter		Year-to-date
	2013	2012	2013	2012
SG&A expenses as a percentage of net sales	40.1%	40.7%	39.6%	40.1%
SG&A expenses increased $18,869,000, or 5%, in the third quarter primarily due to increased labor and benefits costs of $9,315,000 and increased store occupancy and depreciation expenses of $8,324,000 related to new and existing stores. In the third quarter, changes in foreign currency exchange rates had the effect of decreasing SG&A expenses by 3% as compared to the prior year. SG&A expenses as a percentage of net sales decreased 0.6 percentage point.
SG&A expenses increased $57,563,000, or 6%, in the year-to-date. The Company had recorded expenses of $9,379,000 in the first quarter of 2013 associated with specific cost reduction initiatives (see “Non-GAAP Measures.”) Excluding these charges, SG&A expenses increased $48,184,000, or 5%, primarily due to increased store occupancy and depreciation expenses of $28,606,000 related to new and existing stores, increased labor and benefits costs of $12,843,000 and increased marketing expenses of $5,808,000. In the year-to-date, changes in foreign currency exchange rates had the effect of decreasing SG&A expenses by 3% as compared to the prior year. SG&A expenses as a percentage of net sales decreased 0.5 percentage point and would have decreased 0.8 percentage point, when excluding the expenses associated with specific cost reduction initiatives noted above.

Earnings from Operations

(in thousands)	Third Quarter 2013	% of Net Sales	Third Quarter 2012	% of Net Sales
Earnings (losses) from operations*:
Americas	$61,662	14.8%	$51,890	13.0%
Asia-Pacific	59,975	25.2%	36,589	19.5%
Japan	46,528	36.3%	42,732	29.1%
Europe	17,672	16.9%	16,119	16.5%
Other	(1,722)	(7.3)%	586	2.8%
	184,115		147,916
Unallocated corporate expenses	(30,497)	(3.3)%	(30,621)	(3.6)%
Earnings from operations	$153,618	16.9%	$117,295	13.8%

*	Percentages represent earnings (losses) from operations as a percentage of each segment’s net sales.
Earnings from operations increased 31% in the third quarter. On a segment basis, the ratio of earnings (losses) from operations to each segment’s net sales in the third quarter of 2013 compared with 2012 was as follows:

•	Americas – the ratio increased 1.8 percentage points due to an improvement in gross margin partly offset by increased operating expenses;

•	Asia-Pacific – the ratio increased 5.7 percentage points primarily due to the sales leveraging of operating expenses as well as an improvement in gross margin;

•
Japan – the ratio increased 7.2 percentage points primarily due to an improvement in gross margin (which includes a benefit from the Company's ongoing program to utilize forward contracts for a portion of forecasted merchandise purchases) as well as sales leveraging of operating expenses;

•	Europe – the ratio increased 0.4 percentage point due to an improvement in gross margin mostly offset by increased store-related operating expenses; and

•
Other – operating earnings declined as the earnings generated by retail operations and wholesale sales in certain emerging markets were more than offset by a valuation adjustment related to the write-down of wholesale diamond inventory deemed not suitable for the Company's needs.

(in thousands)	Year-to-date 2013	% of Net Sales	Year-to-date 2012	% of Net Sales
Earnings (losses) from operations*:
Americas	$208,355	16.4%	$191,697	15.7%
Asia-Pacific	165,316	24.7%	122,675	22.0%
Japan	148,182	36.2%	135,558	30.3%
Europe	54,288	17.6%	53,371	18.7%
Other	(2,066)	(2.7)%	(3,353)	(6.9)%
	574,075		499,948
Unallocated corporate expenses	(93,034)	(3.4)%	(93,088)	(3.6)%
Other operating expense	(9,379)		—
Earnings from operations	$471,662	17.3%	$406,860	15.9%

*	Percentages represent earnings (losses) from operations as a percentage of each segment’s net sales.
Earnings from operations increased 16% in the year-to-date. On a segment basis, the ratio of earnings (losses) from operations to each segment’s net sales in the year-to-date of 2013 compared with 2012 was as follows:

•	Americas – the ratio increased 0.7 percentage point entirely due to an improvement in gross margin;

•	Asia-Pacific – the ratio increased 2.7 percentage points due to the sales leveraging of operating expenses and an improvement in gross margin;

•
Japan – the ratio increased 5.9 percentage points primarily due to an improvement in gross margin (which includes a benefit from the Company's ongoing program to utilize forward contracts for a portion of forecasted merchandise purchases) as well as sales leveraging of operating expenses;

•	Europe – the ratio decreased 1.1 percentage points primarily due to increased store-related operating expenses partly offset by an improvement in gross margin; and

•
Other – the ratio improved 4.2 percentage points primarily due to earnings generated by retail operations and wholesale sales in certain emerging markets which were partly offset by a valuation adjustment related to the write-down of wholesale diamond inventory deemed not suitable for the Company's needs.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses as a percentage of sales improved in the third quarter and year-to-date of 2013.
Other operating expense in the year-to-date of 2013 represents expenses related to specific cost reduction initiatives. See “Note 10. Commitments and Contingencies.”
Interest and Other Expenses, net
Interest and other expenses, net decreased $861,000, or 6%, in the third quarter and increased $1,741,000, or 4%, in the year-to-date.
Provision for Income Taxes
The effective income tax rates for the three and nine months ended October 31, 2013 were 32.3% and 33.8% versus 38.4% and 35.6% in the prior year. The lower effective income tax rate for the three and nine months ended October 31, 2013 is due to the one-time impact of favorable tax regulations as well as differences in the geographical mix of earnings. The higher effective income tax rate for the three months ended October 31, 2012 was primarily due to the true-up of the prior year's tax provision upon filing the 2011 tax returns.

2013 Outlook
Management expects net earnings in a range of $3.65–$3.75 per diluted share, compared with $3.50–$3.60 per diluted share in its previous outlook and $3.25 per diluted share in 2012. This is based on the following assumptions, which are approximate and may or may not prove valid, and which should be read in conjunction with risk factors disclosed in Part I, Item 1A in the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013 as well as in "Part II. Item 1A Risk Factors" on page 32:

•	Worldwide net sales increasing by a mid-single-digit percentage in U.S. dollars (a high-single-digit percentage increase on a constant-exchange-rate basis).

•	The opening of 14 (net) Company-operated stores including 6 in the Americas, 7 in Asia-Pacific, 3 in Europe and closing one each in Japan and Asia-Pacific.

•	Operating earnings increasing at a higher rate than sales growth due to improvements in both the gross margin and the SG&A expense ratio.

•	Interest and other expenses, net of $58,000,000.

•	An effective income tax rate of 34% – 35%.

•	This forecast excludes $0.05 per diluted share of expenses tied to specific cost reduction initiatives that were recorded in the first quarter.

•
An increase in net inventories of 5%, capital expenditures of $225,000,000 (versus $220,000,000 in 2012) and free cash flow (cash flow from operating activities less capital expenditures) of $300,000,000 (versus $109,000,000 in 2012).

New Accounting Standards
See “Item 1. Notes to Condensed Consolidated Financial Statements - Note 2. New Accounting Standards.”

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
The following table summarizes cash flows from operating, investing and financing activities:

	Year-to-date
(in thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$205,132	$21,135
Investing activities	(151,678)	(212,744)
Financing activities	(35,382)	104,085
Effect of exchange rates on cash and cash equivalents	(1,710)	(1,918)
Net increase (decrease) in cash and cash equivalents	$16,362	$(89,442)

Operating Activities
The Company had a net cash inflow from operating activities of $205,132,000 in the year-to-date of 2013 compared with an inflow of $21,135,000 in the same period in 2012. The variance is due to decreased outflows associated with payables and accrued liabilities (primarily due to decreased income tax payments and reduced incentive compensation payments in the current year) as well as increased net earnings and a decelerated rate of inventory growth.
Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,718,388,000 and 5.2 at October 31, 2013, compared with $2,564,997,000 and 5.4 at January 31, 2013 and $2,518,384,000 and 5.5 at October 31, 2012.

Accounts receivable, less allowances at October 31, 2013 were 5% lower than January 31, 2013 due to the seasonality of the Company's business. Accounts receivable, less allowances at October 31, 2013 were 3% higher than October 31, 2012 due to sales growth. When excluding the effect of foreign currency translation, primarily from the weaker Japanese yen, accounts receivable, less allowances would have been 2% lower than January 31, 2013 and 10% higher than October 31, 2012.
Inventories, net at October 31, 2013 were 8% and 6% higher than January 31, 2013 and October 31, 2012. Net inventories rose 9% from both January 31, 2013 and October 31, 2012 when excluding the effect of foreign currency translation, primarily from the weaker Japanese yen. Finished goods inventories increased 12% and 5% from January 31, 2013 and October 31, 2012 and combined raw material and work-in-process inventories increased 4% and 7% in those same periods to support new store openings, expanded product assortments, rough diamond sourcing and internal manufacturing requirements.
Investing Activities
The Company had a net cash outflow from investing activities of $151,678,000 in the year-to-date of 2013 compared with an outflow of $212,744,000 in the same period in 2012. The year-to-date of 2012 includes a $35,605,000 payment to secure a prime retail location in Europe as well as a $25,000,000 payment related to the acquisition of net assets associated with the five existing TIFFANY & CO. wholesale stores located in the U.A.E. In addition, the decreased outflow in the current year is due to a decrease in capital expenditures.
Financing Activities
The Company had a net cash outflow from financing activities of $35,382,000 in the year-to-date of 2013 compared with an inflow of $104,085,000 in the year-to-date of 2012. Year-over-year changes in cash flows from financing activities are largely driven by borrowings. Additionally, the Company did not repurchase any of its Common Stock in the year-to-date of 2013.
Recent Borrowings. The Company had net proceeds from short-term and long-term borrowings as follows:

	Year-to-date
(in thousands)	2013	2012
Short-term borrowings:
Proceeds from credit facility borrowings, net	$43,233	$57,340
Proceeds from other credit facility borrowings	87,670	26,972
Repayment of other credit facility borrowings	(68,751)	—
Net proceeds from short-term borrowings	62,152	84,312
Long-term borrowings:
Repayments	—	(60,000)
Proceeds	—	250,000
Net proceeds from long-term borrowings	—	190,000
Net proceeds from total borrowings	$62,152	$274,312

In July 2013, Tiffany & Co.’s wholly-owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited (“Tiffany-Shanghai”), entered into a three-year multi-bank revolving credit agreement (the “Credit Agreement”). The Credit Agreement has an aggregate borrowing limit of RMB 930,000,000 ($152,594,000 at October 31, 2013). The Credit Agreement is available for Tiffany-Shanghai’s general working capital requirements, which included repayment of a portion of the indebtedness under Tiffany-Shanghai’s existing bank loan facilities. The Credit Agreement contains affirmative and negative covenants usual and customary for facilities of this size and purpose. The six lenders party to the Credit Agreement will make loans, upon Tiffany-Shanghai’s request, for periods of up to 12 months at the applicable interest rates as announced by the People’s Bank of China. There was $57,428,000 outstanding and $95,166,000 available to be borrowed under the Credit Agreement at October 31, 2013. The interest rate applicable to the outstanding borrowings at October 31, 2013 was 6.0%. The Credit Agreement matures in July 2016.
Under all of the Company's revolving credit facilities (including the Credit Agreement discussed above), there were $252,016,000 of borrowings outstanding, $4,003,000 letters of credit issued but not outstanding and $566,852,000 available for borrowing at October 31, 2013. The weighted-average interest rate for the amount outstanding at October 31, 2013 was 3.26%.
The ratio of total debt (short-term borrowings and long-term debt) to stockholders’ equity was 36% at October 31, 2013, 37% at January 31, 2013 and 40% at October 31, 2012.
At October 31, 2013, the Company was in compliance with all debt covenants.

Share Repurchases. The Company’s share repurchase activity was as follows:

	Third Quarter		Year-to-Date
(in thousands, except per share amounts)	2013	2012	2013	2012
Cost of repurchases	$—	$—	$—	$54,107
Shares repurchased and retired	—	—	—	813
Average cost per share	$—	$—	$—	$66.54
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
The Company’s contractual cash obligations and commercial commitments at October 31, 2013 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2013.
Seasonality
As a jeweler and specialty retailer, the Company’s business is seasonal in nature, with the fourth quarter typically representing at least one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.
Forward-Looking Statements
This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s goals, plans and projections with respect to store openings and closings, sales, retail prices, gross margin, products, growth opportunities, expenses, effective income tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow and liquidity. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. One can identify these forward-looking statements by the fact that they use words such as “believes,” “intends,” “plans,” and “expects” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on management’s current plan and involve inherent risks, uncertainties and assumptions that could cause actual outcomes to differ materially from the current plan. The Company has included important factors in the cautionary statements included in its 2012 Annual Report on Form 10-K and in this quarterly report, particularly under “Item 1A. Risk Factors,” that the Company believes could cause actual results to differ materially from any forward-looking statement.
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
Foreign Currency Risk
The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The fair value of foreign exchange forward contracts and put option contracts is sensitive to changes in foreign exchange rates. Gains or losses on foreign exchange forward contracts substantially offset losses or gains on the liabilities and transactions being hedged. For put option contracts, if the market exchange rate at the time of the put option contract’s expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The term of all outstanding foreign exchange forward and put option contracts as of October 31, 2013 ranged from less than one month to 12 months.
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
On December 23, 2011, the Swatch Parties filed a Statement of Claim in the Arbitration providing additional detail with regard to the allegations by the Swatch Parties and setting forth their damage claims. In general terms, the Swatch Parties allege that the Tiffany Parties have breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties seek damages based on alternate theories ranging from CHF 73,000,000 (or approximately $81,000,000 at October 31, 2013) (based on alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,200,000,000 at October 31, 2013) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).
The Registrant believes that the claims of the Swatch Parties are without merit and has defended vigorously and (together with the other Tiffany Parties) filed a Statement of Defense and Counterclaim on March 9, 2012. As detailed in the filing, the Tiffany Parties disputed both the merits of the Swatch Parties’ claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties and for termination due to such breach. In general terms, the Tiffany Parties allege that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims seek damages based on alternate theories ranging from CHF 120,000,000 (or approximately $133,000,000 at October 31, 2013) (based on wasted investment) to approximately CHF 540,000,000 (or approximately $600,000,000 at October 31, 2013) (calculated based on future lost profits of the Tiffany Parties).
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
The arbitration hearing was held in October 2012. At the hearing, witnesses were examined and the Panel ordered additional briefs and submissions to complete the record. The record was completed in mid-February 2013, and the Panel will issue its decision at an undetermined future date. In their submissions to the Panel, the Swatch Parties and the Tiffany Parties requested that the Panel determine that the Agreements should be terminated and asked, should the Panel find neither the Swatch Parties nor the Tiffany Parties to be in material breach of their respective obligations under the Agreements, that the Panel nonetheless determine that the Agreements be deemed terminated as of October 1, 2013. Upon termination of the Agreements, the Swatch Parties will no longer be responsible for the manufacture and distribution, through third party retailers, of TIFFANY & CO. brand watches. Royalties payable to the Tiffany Parties by Watch Company under the Agreements have not been significant in any year. Watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2012, 2011 and 2010.

As disclosed by the Registrant in a Form 8-K filed with the Securities Exchange Commission on October 11, 2013, the Registrant and certain of its subsidiaries received numerous communications from the Swatch Parties indicating that the Swatch Parties view the Agreements as having been terminated as of October 1, 2013, and the Registrant and its subsidiaries are proceeding on that basis with plans to design, produce, market and distribute TIFFANY & CO. brand watches through alternative arrangements.

Item 1A.	Risk Factors
Except as presented below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Risk: that failure to successfully implement or make changes to information systems could disrupt or negatively impact the Registrant’s business.

In the ordinary course of business, the Registrant regularly evaluates and implements upgrades and changes to its information systems. Such systems include those for sales processing, inventory control and financial reporting and analysis. Currently, the Registrant is in the process of changing from existing financial consolidation and financial planning information systems to new systems intended to perform those functions. The Registrant relies on these systems to process financial information for internal reporting purposes and to comply with external financial reporting and other legal requirements. The Registrant has also released a new version of its tiffany.com website, which some of its customers use to make purchases. While the Company follows a disciplined methodology when making such changes, there can be no assurances that the Registrant will successfully implement such changes or that such changes will occur without disruptions to its operations. Such disruptions, or the failure to successfully implement new or upgraded systems such as those referenced above, could have a material adverse effect on the Registrant’s results of operations and its ability to report such results accurately. Any such outcome could also affect Registrant’s reputation, brand and relationship with customers.

PART II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains the Company’s stock repurchases of equity securities in the third quarter of 2013:
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares, (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1, 2013 to August 31, 2013	—	—	—	$163,794,000
September 1, 2013 to September 30, 2013	—	—	—	$163,794,000
October 1, 2013 to October 31, 2013	—	—	—	$163,794,000
TOTAL	—	—	—	$163,794,000
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

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO.
(Registrant)

Date: November 27, 2013	By: /s/ James N. Fernandez
James N. Fernandez
Executive Vice President
Chief Operating and Financial Officer
(principal financial officer)