Form 10-K
period 2014-01-31
TIFFANY & CO
filed 2014-04-01
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2014 OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2013, the aggregate market value of the registrant's voting and non-voting stock held by non-affiliates of the registrant was approximately $10,091,092,432 using the closing sales price on this day of $79.51. See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of March 24, 2014, the registrant had outstanding 128,845,017 shares of its common stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE.
The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant's Proxy Statement Dated April 10, 2014 (Part III).

Tiffany & Co.

Form 10-K for the fiscal year ended January 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including documents incorporated herein by reference, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's goals, plans and projections with respect to store openings and closings, product introductions, sales, retail prices, gross margin, expenses, operating margin, effective income tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow and liquidity. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. One can identify these forward-looking statements by the fact that they use words such as "believes," "intends," "plans" and "expects" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on management's current plans and involve inherent risks, uncertainties and assumptions that could cause actual outcomes to differ materially from current goals, plans and projections. The Company has included important factors in the cautionary statements included in this Annual Report, particularly under "Item 1A. Risk Factors," that the Company believes could cause actual results to differ materially from any forward-looking statement.

Although the Company believes it has been prudent in developing its plans and the underlying assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission. The Company undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changes in expectations or otherwise.

TIFFANY & CO.

PART I

Item 1.    Business.

GENERAL HISTORY OF BUSINESS

Tiffany & Co. (the "Registrant") is a holding company that operates through its subsidiary companies (collectively, the "Company"). The Registrant's principal subsidiary is Tiffany and Company ("Tiffany"). Charles Lewis Tiffany founded Tiffany's business in 1837. He incorporated Tiffany in New York in 1868. The Registrant acquired Tiffany in 1984 and completed the initial public offering of the Registrant's Common Stock in 1987. The Registrant, through its subsidiaries, sells jewelry and other items that it manufactures or has made by others to its specifications.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's segment information for the fiscal years ended January 31, 2014, 2013 and 2012 is reported in "Item 8. Financial Statements and Supplementary Data - Note Q - Segment Information."

NARRATIVE DESCRIPTION OF BUSINESS

All references to years relate to fiscal years that end on January 31 of the following calendar year.

MAINTENANCE OF THE TIFFANY & CO. BRAND

The TIFFANY & CO. brand (the "Brand") is the single most important asset of Tiffany and, indirectly, of the Company. The strength of the Brand goes beyond trademark rights (see "TRADEMARKS" below) and is derived from consumer perceptions of the Brand. Management monitors the strength of the Brand through focus groups and survey research.

Management believes that consumers associate the Brand with high-quality gemstone jewelry, particularly diamond jewelry; excellent customer service; an elegant store and online environment; upscale store locations; "classic" product positioning; distinctive and high-quality packaging materials (most significantly, the TIFFANY & CO. blue box); and sophisticated style and romance. Tiffany's business plan includes expenses to maintain the strength of the Brand, such as the following:

•
Maintaining its position within the high-end of the jewelry market requires Tiffany to invest significantly in diamond and gemstone inventory and to accept reduced overall gross margins; it also causes some consumers to view Tiffany as beyond their price range;

•	To provide excellent service, stores must be well staffed with knowledgeable professionals;

•
Elegant stores in the best "high street" and luxury mall locations are more expensive and difficult to secure and maintain, but reinforce the Brand's luxury connotations through association with other luxury brands;

•	In-store display practices enable Tiffany to showcase fine jewelry in a manner consistent with the Brand's positioning but require sufficient space;

•	The classic positioning of much of Tiffany's product line supports the Brand, but limits the display space that can be allocated to new product introductions;

•	Tiffany's packaging supports consumer expectations with respect to the Brand but is expensive; and

TIFFANY & CO.

•	A significant amount of advertising is required to both reinforce the Brand's association with luxury, sophistication, style and romance, as well as to market specific products.

All of the foregoing require that management make tradeoffs between business initiatives that might generate incremental sales and earnings and Brand maintenance objectives. This is a dynamic process. To the extent that management deems that product, advertising or distribution initiatives will unduly and negatively affect the strength of the Brand, such initiatives have been and will be curtailed or modified appropriately. At the same time, Brand maintenance suppositions are regularly questioned by management to determine if the tradeoff between sales and earnings is truly worth the positive effect on the Brand. At times, management has determined, and may in the future determine, that the strength of the Brand warranted, or that it will permit, more aggressive and profitable distribution and marketing initiatives.

REPORTABLE SEGMENTS

Americas

Sales in the Americas were 48% of worldwide net sales in 2013, while sales in the U.S. represented 88% of net sales in the Americas.

Retail Sales. Retail sales in the Americas are transacted in 121 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2014 included in parentheses): the U.S. (94), Canada (12), Mexico (10) and Brazil (5). Included within these totals are 12 Company-operated stores located within various department stores in Canada and Mexico.

Internet and Catalog Sales. The Company distributes a selection of its products in the U.S. and Canada through the websites at www.tiffany.com and www.tiffany.ca. To a lesser extent, sales are also generated through catalogs that the Company distributes to its proprietary list of customers in the U.S. and Canada.

Business-to-Business Sales. Sales executives call on business clients, primarily in the U.S., selling products drawn from the retail product line and items specially developed for the business market, including trophies and items designed for the particular customer. Purchases may also be made through the Company's website at www.tiffany.com/business. Price allowances are given to business account holders for certain purchases.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in markets in the Central/South American and Caribbean regions. Such sales represent less than 1% of worldwide net sales.

Asia-Pacific

Sales in Asia-Pacific represented 23% of worldwide net sales in 2013, while sales in Greater China represented more than half of Asia-Pacific's net sales.

Retail Sales. Retail sales in Asia-Pacific are transacted in 72 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2014 included in parentheses): China (26), Korea (14), Hong Kong (9), Taiwan (8), Australia (6), Singapore (5), Macau (2) and Malaysia (2). Included within these totals are 24 Company-operated stores located within various department stores.

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in Australia through its website at www.tiffany.com.au.

TIFFANY & CO.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in certain markets. Such sales represent less than 1% of worldwide net sales.

Japan

Sales in Japan represented 14% of worldwide net sales in 2013.

Retail Sales. Retail sales in Japan are transacted in 54 Company-operated TIFFANY & CO. stores. Included within this total are 50 stores located within department stores, generating 77% of Japan's net sales. There are four large department store groups in Japan. The Company operates TIFFANY & CO. stores in locations controlled by these groups as follows (number of locations at January 31, 2014 included in parentheses): Isetan Mitsukoshi (14), J. Front Retailing Co. (Daimaru and Matsuzakaya department stores) (9), Takashimaya (9) and Millennium Retailing Co. (Sogo and Seibu department stores) (4). The Company also operates 14 stores in other department stores.

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

Europe

Sales in Europe represented 12% of worldwide net sales in 2013, while sales in the United Kingdom ("U.K.") represented more than 40% of European net sales.

Retail Sales. Retail sales in Europe are transacted in 37 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2014 included in parentheses): the U.K. (10), Germany (7), Italy (7), France (4), Spain (2), Switzerland (2), Austria (1), Belgium (1), the Czech Republic (1), Ireland (1) and the Netherlands (1). Included within these totals are seven Company-operated stores located within various department stores.

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in the U.K., Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands and Spain through its websites, which are accessible through www.tiffany.com.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in Europe. Such sales represent less than 1% of worldwide net sales.

Other

Other consists of all non-reportable segments, including: (i) retail sales and wholesale distribution in the Emerging Markets region; (ii) wholesale sales of diamonds; and (iii) licensing agreements.

Emerging Markets region. Since July 2012, retail sales have been transacted in five Company-operated TIFFANY & CO. stores in the United Arab Emirates ("U.A.E.") and, beginning in February 2014, in one Company-operated store in Russia. Additionally, selected TIFFANY & CO. merchandise is sold to independent distributors for resale in certain markets primarily in the Middle East, and through January 2014 in Russia. Such wholesale sales represent less than 1% of worldwide net sales.

TIFFANY & CO.

Wholesale Sales of Diamonds. The Company regularly purchases parcels of rough diamonds for polishing and further processing. Some rough diamonds so purchased, and a small percentage of diamonds so polished, are found not to be suitable for Tiffany jewelry; those diamonds are sold to third parties. Management's objective from such sales is to recoup its original costs, thereby earning minimal, if any, gross margin on those transactions.

Licensing Agreements. The Company receives earnings from a licensing agreement with Luxottica Group for the distribution of TIFFANY & CO. brand eyewear. The licensing agreement with The Swatch Group Ltd. and one of its affiliates (together, the "Swatch Group") for TIFFANY & CO. brand watches was deemed terminated as of March 1, 2013. See "Item 3. Legal Proceedings" for additional information concerning the Swatch Group. The earnings received from licensing agreements represented less than 1% of worldwide net sales in 2013, 2012 and 2011.

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

The following chart details the number of TIFFANY & CO. retail locations operated by the Company since 2003:

	Americas
Year:	U.S.	Canada & Latin America	Asia-Pacific	Japan	Europe	Emerging Markets	Total
2003	51	7	22	50	11	—	141
2004	55	7	24	53	12	—	151
2005	59	7	25	50	13	—	154
2006	64	9	28	52	14	—	167
2007	70	10	34	53	17	—	184
2008	76	10	39	57	24	—	206
2009	79	12	45	57	27	—	220
2010	84	12	52	56	29	—	233
2011	87	15	58	55	32	—	247
2012	91	24	66	55	34	5	275
2013	94	27	72	54	37	5	289

As part of its long-term strategy to open additional stores, management plans to add 13 Company-operated stores and close four existing stores in 2014: opening four in the Americas, five in Asia-Pacific, two in Japan, and one each in Europe and Russia, while closing one each in the Americas, Asia-Pacific, Japan and the U.A.E.

As noted above, the Company currently operates e-commerce enabled websites in 13 countries. Sales transacted on those websites accounted for 6% of worldwide net sales in 2013, 2012 and 2011. The Company periodically invests in enhancing these websites and intends to expand its e-commerce sites to additional countries in the future.

TIFFANY & CO.

Products

The Company's principal product category is jewelry, which represented 92%, 90% and 91% of worldwide net sales in 2013, 2012 and 2011. The Company offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. Designs are developed by employees, suppliers, independent designers and independent "named" designers (see "MATERIAL DESIGNER LICENSE" below).

The Company also sells timepieces, leather goods, sterling silver goods (other than jewelry), china, crystal, stationery, fragrances and accessories, which represented, in total, 7%, 8% and 8% of worldwide net sales in 2013, 2012 and 2011. The remaining 1% - 2% of worldwide net sales were attributable to wholesale sales of diamonds and earnings received from third-party licensing agreements.

Sales by Reportable Segment of TIFFANY & CO. Jewelry by Category

2013	% of total Americas Sales	% of total Asia-Pacific Sales	% of total Japan Sales	% of total Europe Sales	% of total Reportable Segment Sales
Statement, fine & solitaire jewelry [a]	23%	27%	20%	19%	23%
Engagement jewelry & wedding bands [b]	23%	36%	47%	25%	30%
Fashion jewelry [c]	43%	35%	26%	53%	40%

2012
Statement, fine & solitaire jewelry [a]	20%	24%	17%	16%	20%
Engagement jewelry & wedding bands [b]	23%	37%	48%	26%	30%
Fashion jewelry [c]	45%	37%	28%	54%	41%

2011
Statement, fine & solitaire jewelry [a]	19%	25%	15%	16%	19%
Engagement jewelry & wedding bands [b]	24%	37%	47%	24%	31%
Fashion jewelry [c]	45%	35%	29%	55%	41%
a) This category includes statement, fine and solitaire jewelry (other than engagement jewelry). Most sales in this category are of items containing diamonds, other gemstones or both. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 12% of sales in 2013. The average price of merchandise sold in 2013, 2012 and 2011 in this category was approximately $4,600, $4,300 and $4,300 for total reportable segments.
b) This category includes engagement rings and wedding bands marketed to brides and grooms. Most sales in this category are of items containing diamonds. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 7% of sales in 2013. The average price of merchandise sold in 2013, 2012 and 2011 in this category was approximately $3,600, $3,500 and $3,600 for total reportable segments.

TIFFANY & CO.

c) This category generally consists of non-gemstone, sterling silver (approximately 60% of the category in 2013), gold or RUBEDO® metal (beginning in 2012) jewelry, although small gemstones are used as accents in some pieces. RUBEDO® metal is an alloy composed of copper, gold and silver which was developed by the Company. The average price of merchandise sold in 2013, 2012 and 2011 in this category was approximately $300, $295 and $280 for total reportable segments.

The previously disclosed designer jewelry category, of items bearing the name of and attributed to one of the Company's "named" designers: Elsa Peretti, Paloma Picasso and Frank Gehry, has been reclassified into the three remaining categories to conform with management's current internal analysis of product sales.

ADVERTISING, MARKETING, PUBLIC AND MEDIA RELATIONS

The Company regularly advertises in newspapers, magazines and through digital media. Public and media relations activities are also significant to the Company's business. The Company engages in a program of media activities and marketing events to maintain consumer awareness of the Brand and TIFFANY & CO. products. It also publishes its well-known Blue Book to showcase its high-end jewelry. In 2013, 2012 and 2011, the Company spent $247,466,000, $242,524,000 and $234,050,000, representing 6.1%, 6.4% and 6.4% of worldwide net sales in those respective years, on advertising, marketing, public and media relations, which include costs for media, production, catalogs, Internet, visual merchandising (in-store and window displays), marketing events and other related items.

In addition, management believes that the Brand is enhanced by a program of charity sponsorships, grants and merchandise donations. The Company also makes donations to The Tiffany & Co. Foundation, a private foundation organized to support 501(c)(3) charitable organizations. The efforts of this Foundation are primarily focused on environmental conservation and urban parks.

TRADEMARKS

The designations TIFFANY ® and TIFFANY & CO.® are the principal trademarks of Tiffany, and also serve as tradenames. Tiffany has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO., as well as the TIFFANY BLUE BOX ® and the color TIFFANY BLUE® for a variety of product categories and services in the U.S. and in other countries.

Tiffany maintains a program to protect its trademarks and institutes legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products.

Tiffany has been generally successful in such actions and management considers that the Company's worldwide trademark rights in TIFFANY and TIFFANY & CO. are strong. However, use of the designation TIFFANY by third parties on related or unrelated goods or services, frequently transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action.

Tiffany actively pursues those who produce or sell counterfeit TIFFANY & CO. goods through civil action and cooperation with criminal law enforcement agencies. However, counterfeit TIFFANY & CO. goods remain available in many markets because it is not possible or cost-effective to eradicate the problem. The cost of enforcement is expected to continue to rise. In recent years, there has been an increase in the availability of counterfeit goods, predominantly silver jewelry, on the Internet and in various markets by street vendors and small retailers. Tiffany has responded to Internet counterfeiting by engaging investigators and counsel to monitor the Internet and taking various actions to stop infringing activity, including sending cease and desist letters, initiating civil proceedings and participating in joint actions and anti-counterfeiting programs with other like-minded third party rights holders.

TIFFANY & CO.

Despite the general fame of the TIFFANY and TIFFANY & CO. name and mark for the Company's products and services, Tiffany is not the sole person entitled to use the name TIFFANY in every category of use in every country of the world; for example, third parties have registered the name TIFFANY in the U.S. in the food services category, and in a number of foreign countries in respect of certain product categories (including, in a few countries, the categories of food, cosmetics, jewelry, clothing and tobacco products) under circumstances where Tiffany's rights were not sufficiently clear under local law, and/or where management concluded that Tiffany's foreseeable business interests did not warrant the expense of legal action.

MATERIAL DESIGNER LICENSE

Since 1974, Tiffany has been the sole licensee for the intellectual property rights necessary to make and sell jewelry and other products designed by Elsa Peretti and bearing her trademarks. The designs of Ms. Peretti accounted for 9%, 10% and 10% of the Company's worldwide net sales in 2013, 2012 and 2011.

In December 2012, Tiffany entered into an Amended and Restated Agreement (the "Peretti Agreement") with Ms. Peretti. Pursuant to the Peretti Agreement, which largely reflects the long-standing rights and marketing and royalty obligations of the parties, Ms. Peretti granted Tiffany an exclusive license, in all of the countries in which Peretti-designed jewelry and products are currently sold, to make, have made, advertise and sell these items. Ms. Peretti continues to retain ownership of the copyrights for her designs and her trademarks and remains entitled to exercise approval and consultation rights with respect to important aspects of the promotion, display, manufacture and merchandising of the products made in accordance with her designs. Under and in accordance with the terms set forth in the Peretti Agreement, Tiffany is required to display the licensed products in stores, to devote a portion of its advertising budget to the promotion of the licensed products, to pay royalties to Ms. Peretti for the licensed products sold, to maintain total on-hand and on-order inventory of non-jewelry licensed products (such as tabletop products) at approximately $8,000,000 and to take certain actions to protect the use and registration of Ms. Peretti's copyrights and trademarks.

The Peretti Agreement has a term of 20 years and is binding upon Ms. Peretti, her heirs, estate, trustees and permitted assignees. During the term of the Peretti Agreement, Ms. Peretti may not sell, lease or otherwise dispose of her copyrights and trademarks unless the acquiring party expressly agrees with Tiffany to be bound by the provisions of the Peretti Agreement. The Peretti Agreement is terminable by Ms. Peretti only in the event of a material breach by Tiffany (subject to a cure period) or upon a change of control of Tiffany or the Company. It is terminable by Tiffany only in the event of a material breach by Ms. Peretti or following an attempt by Ms. Peretti to revoke the exclusive license (subject, in each case, to a cure period).

MERCHANDISE PURCHASING, MANUFACTURING AND RAW MATERIALS

The Company produces jewelry in New York, Rhode Island and Kentucky, and silver hollowware in Rhode Island. The Company processes, cuts and polishes diamonds at facilities outside the U.S. In total, those manufacturing facilities produce approximately 60% of merchandise sold by the Company. The balance, including almost all non-jewelry items, is purchased from third-parties. The Company may increase the percentage of internally-manufactured jewelry in the future, but management does not expect that the Company will ever manufacture all of its needs. Factors considered by management in its decision to use third-party manufacturers include product quality, gross margin, access to or mastery of various jewelry-making skills and technology, support for alternative capacity and the cost of capital investments.

Rough and Polished Diamonds. Of the world's largest diamond producing countries, the vast majority of diamonds purchased by the Company originate from Australia, Botswana, Canada, Namibia, Russia, Sierra

TIFFANY & CO.

Leone and South Africa. The Company has established diamond processing operations that purchase, sort, cut and/or polish rough diamonds for its use. The Company has such operations in Belgium, Botswana, Mauritius, Namibia, South Africa and Vietnam, and intends to establish operations in Cambodia in 2014. The Company's operations in Botswana, Namibia and South Africa allow it to access rough diamond allocations reserved for local manufacturers as operations in those countries are conducted through companies in which local third-parties own minority, non-controlling interests. The Company maintains a relationship and has an arrangement with these local third-parties in each of those countries; however, if circumstances warranted, the Company could seek to replace its existing local partners.

In order to acquire rough diamonds, the Company must purchase mixed assortments of rough diamonds. It is thus necessary to knowingly purchase some rough diamonds that cannot be cut and polished to meet the Company's quality standards and that must be sold to third-parties; such sales are reported in the Other non-reportable segment. To make such sales, the Company charges a market price and is, therefore, unable to earn a significant profit, if any, above its original cost. Sales of rough diamonds in the Other non-reportable segment have had and are expected to continue to have the effect of modestly reducing the Company's overall gross margins.

The Company, from time to time, secures supplies of rough diamonds by agreeing to purchase a defined portion of a mine's output at the market price prevailing at the time of production. Under such agreements, management anticipates that it will purchase approximately $200,000,000 of rough diamonds in 2014. In addition, the Company will also purchase rough diamonds from other suppliers, although it has no contractual obligations to do so. In certain instances, the Company has provided loans to, or made equity investments in, mining projects in order to secure diamond supplies. The Company may continue to do so.

Approximately 60% - 70% (by dollar value) of the polished diamonds used in jewelry is produced from rough diamonds that the Company has purchased. The balance of its needs for polished diamonds is purchased from polishers or polished-diamond dealers. It is the Company's intention to continue to supply the majority of its needs for diamonds by purchasing and polishing rough diamonds.

The Company purchases polished diamonds principally from four key vendors. The Company generally enters into purchase orders for fixed quantities with its polished-diamond vendors. These relationships may be terminated at any time by either party; but such a termination would not discharge either party's obligations under unfulfilled purchase orders accepted prior to the termination. However, were trade relations between the Company and one or more of these vendors to be disrupted, the Company's sales could be adversely affected in the short term until alternative supply arrangements could be established.

Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for approximately 58%, 55% and 55% of worldwide net sales in 2013, 2012 and 2011. Products containing one or more diamonds of one carat or larger accounted for 15%, 13% and 14% of worldwide net sales in each of those years.

Conflict Diamonds. Media attention has been drawn to the issue of "conflict" or "blood" diamonds. These terms are used to refer to diamonds extracted from war-torn geographic regions and sold by rebel forces to fund insurrection. Allegations have also been made that trading in such diamonds supports terrorist activities. Management believes that it is not possible in most purchasing scenarios to distinguish conflict diamonds from diamonds produced in other regions once they have been polished. Therefore, concerned participants in the diamond trade, including the Company and nongovernment organizations, seek to exclude "conflict" or "blood" diamonds, which represent a small fraction of the world's supply, from legitimate trade through an international system of certification and legislation known as the Kimberley Process Certification Scheme. All rough diamonds the Company buys, crossing an international border, must be accompanied by a Kimberley Process certificate and all trades of rough and polished diamonds must conform to a system of warranties that references the aforesaid scheme. It is not expected that such efforts will substantially affect the supply of diamonds. In addition, concerns over human rights abuses in

TIFFANY & CO.

Zimbabwe underscore that the aforementioned system does not control diamonds produced in state-sanctioned mines under poor working conditions. The Company has informed its vendors that it does not intend to purchase Zimbabwean-produced diamonds. Accordingly, the Company has implemented the Diamond Source Warranty Protocol, which requires vendors to provide a warranty that loose polished diamonds were not obtained from Zimbabwean mines.

The Diamond Trading Company ("DTC"). The supply and prices of rough and polished diamonds in the principal world markets have been and continue to be influenced by the DTC, an affiliate of the De Beers Group. Over the past decade, the DTC's historical ability to control worldwide production has been significantly diminished due to its lower share of worldwide production, changing policies in diamond-producing countries and revised contractual arrangements with third-party mine operators. Although the market share of the DTC has diminished, the DTC continues to supply a meaningful portion of the world market for rough, gem-quality diamonds.

The DTC continues to exert influence on the demand for polished diamonds through the requirements it imposes on those ("sightholders") who purchase rough diamonds from the DTC. Some, but not all, of the Company's suppliers are DTC sightholders and it is estimated that a significant portion of the diamonds that it has purchased have had their source with the DTC. The Company is a DTC sightholder for rough diamonds through its operations in Belgium and its African joint ventures.

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

Sustained interruption in the supply of diamonds, an overabundance of supply or a substantial change in the marketing arrangements described above could adversely affect the Company and the retail jewelry industry as a whole. Changes in the marketing and advertising spending of the DTC and its direct purchasers could affect consumer demand for diamonds.

The Company purchases conflict-free rough and polished fine white diamonds, in the color ranges D through I. Management does not foresee a shortage of diamonds in this color range in the short term but believes that, unless new mines are developed, rising demand will eventually create such a shortage, and lead to higher prices.

Manufactured Diamonds. Manufactured diamonds are produced in small but growing quantities. Although significant questions remain as to the ability of producers to produce manufactured diamonds economically within a full range of sizes and natural diamond colors, and as to consumer acceptance of manufactured diamonds, manufactured diamonds are becoming a larger factor in the market. Should manufactured diamonds be offered in significant quantities, the supply of and prices for natural diamonds may be affected. The Company does not produce and does not intend to purchase or sell manufactured diamonds.

Purchases of Other Polished Gemstones and Precious Metals. Other polished gemstones and precious metals used in making jewelry are purchased from a variety of sources. Most purchases are from suppliers with which Tiffany enjoys long-standing relationships.

The Company generally enters into purchase orders for fixed quantities with other polished gemstone and precious metals vendors. These relationships may be terminated at any time by either party; such termination would not discharge either party's obligations under unfulfilled purchase orders accepted prior to the termination.

TIFFANY & CO.

The Company purchases precious metals for use in its internal manufacturing operations and for use by third-party manufacturers contracted to supply Tiffany merchandise. While the Company may supply precious metals to a manufacturer, it cannot determine, in all circumstances, whether the finished goods provided by such manufacturer were actually produced with Tiffany-supplied precious metals. Additionally, not all precious metals used by third-party vendors or in the Company's own manufacturing operations are sourced from a single mine or refinery.

In recent years, there has been substantial volatility in the prices of precious metals.

The Company believes that there are numerous alternative sources for other polished gemstones and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.

Finished Jewelry. Finished jewelry is purchased from approximately 60 manufacturers, most of which have long-standing relationships with the Company. However, the Company does not enter into long-term supply arrangements with its finished goods vendors. The Company does enter into written blanket purchase order agreements with nearly all of its finished goods vendors. These relationships may be terminated at any time by either party; such termination would not discharge either party's obligations under unfulfilled purchase orders accepted prior to termination. The blanket purchase order agreements establish non-price terms by which the Company may purchase and by which vendors may sell finished goods to the Company. These terms include payment terms, shipping procedures, product quality requirements, merchandise specifications and vendor social responsibility requirements. The Company actively seeks alternative sources for its top-selling jewelry items to mitigate any potential disruptions in supply. However, due to the craftsmanship involved in a small number of designs, the Company may have difficulty finding readily available alternative suppliers for those jewelry designs in the short term.

Watches. Prior to 2007, the Company arranged for the production of TIFFANY & CO. brand watches with various third-party Swiss component manufacturers and assemblers. In 2007, the Company entered into a 20-year license and distribution agreement (the "Agreement") with the Swatch Group for the manufacture and distribution of TIFFANY & CO. brand watches. In December 2013, an arbitral panel deemed the Agreement terminated effective March 1, 2013. See "Item 3. Legal Proceedings" for additional information regarding the arbitration proceeding. Royalties payable to the Company under the Agreement were not significant in any year and watches manufactured under the Agreement and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2013, 2012 and 2011.

The Company is proceeding with plans to design, produce, market and distribute TIFFANY & CO. brand watches. The effective development and growth of this watch business will require additional resources and will involve risks and uncertainties. Additionally, the continued presence in the retail market of TIFFANY & CO. brand watches produced under the Agreement may negatively impact the Company’s sales and marketing efforts for newly produced watches. Under the Agreement, the Swatch Group has the right to sell, for two years following termination of the Agreement, watches marked with the TIFFANY & CO. trademark which were on hand at the time of termination.

COMPETITION

The global jewelry industry is competitively fragmented. The Company encounters significant competition in all product lines. Some competitors specialize in just one area in which the Company is active. Many competitors have established worldwide, national or local reputations for style, quality, expertise and customer service similar to the Company and compete on the basis of that reputation. Certain other jewelers and retailers compete primarily through advertised price promotion. The Company competes on the basis of the Brand's reputation for high-quality products, customer service and distinctive merchandise and does not engage in price promotional advertising.

TIFFANY & CO.

Competition for engagement jewelry sales is particularly and increasingly intense. The Company's retail price for diamond jewelry reflects the rarity of the stones it offers and the rigid parameters it exercises with respect to the cut, clarity and other diamond quality factors which increase the beauty of the diamonds, but which also increase the Company's cost. The Company competes in this market by emphasizing quality.

SEASONALITY

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

EMPLOYEES

As of January 31, 2014, the Company employed an aggregate of approximately 10,600 full-time and part-time persons. Of those employees, approximately 5,200 are employed in the United States.

AVAILABLE INFORMATION

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Tiffany & Co. and other companies that electronically file materials with the SEC. Copies of the Company's annual reports on Form 10-K, Forms 10-Q and Forms 8-K may be obtained, free of charge, on the Company's website at http://investor.tiffany.com/financials.cfm.

Item 1A.    Risk Factors.

As is the case for any retailer, the Company's success in achieving its objectives and expectations is dependent upon general economic conditions, competitive conditions and consumer attitudes. However, certain factors are specific to the Company and/or the markets in which it operates. The following "risk factors" are specific to the Company; these risk factors affect the likelihood that the Company will achieve the financial objectives and expectations communicated by management:

(i) Challenging global economic conditions and related low levels of consumer confidence over a prolonged period of time could adversely affect the Company's sales.

As a retailer of goods which are discretionary purchases, the Company's sales results are particularly sensitive to changes in economic conditions and consumer confidence. Consumer confidence is affected by general business conditions; changes in the market value of securities and real estate; inflation; interest rates and the availability of consumer credit; tax rates; and expectations of future economic conditions and employment prospects.

Consumer spending for discretionary goods generally declines during times of falling consumer confidence, which negatively affects the Company's earnings because of its cost base and inventory investment.

TIFFANY & CO.

Certain competitors may react to any declines in consumer confidence by reducing retail prices and promoting such reductions; such reductions and/or inventory liquidations can have a short-term adverse effect on the Company's sales, especially given the Company's policy of not engaging in price promotional activity.

The Company has invested in and operates a significant number of stores in Greater China and anticipates significant further expansion. Should the Chinese economy experience an economic slowdown, the sales and profitability of stores in Greater China as well as stores in other markets that serve Chinese tourists could be affected.

Uncertainty surrounding the current global economic environment makes it more difficult for the Company to forecast operating results. The Company's forecasts employ the use of estimates and assumptions. Actual results could differ from forecasts, and those differences could be material.

(ii) Sales may decline or remain flat in the Company's fourth fiscal quarter, which includes the Holiday selling season.

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Poor sales results during the fourth quarter would have a material adverse effect on sales and earnings and would result in higher inventories.

(iii) The Company conducts significant operations outside the United States, and the risks of doing business internationally could increase its costs, reduce its profits or disrupt its business.

The Company generates a majority of its worldwide net sales outside the United States. It also has foreign manufacturing operations, and relies on certain foreign third-party vendors and suppliers. In addition, the Company maintains investments in, and provides loans to, certain foreign suppliers. As a result, the Company is subject to the risks of doing business outside the United States, including:

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

While these factors and the effect of these factors are difficult to predict, any one or more of them could lower the Company's revenues, increase its costs, reduce its earnings or disrupt its business.

TIFFANY & CO.

(iv) Regional instability and conflict could disrupt tourist travel and local consumer spending.

Unsettled regional and global conflicts or crises such as military actions, terrorist activities, natural disasters, government regulations or other conditions creating disruptions or disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions and local consumer spending where the Company operates retail stores, could adversely affect its sales and earnings.

(v) Weakening foreign currencies may negatively affect the Company's sales and profitability.

The Company operates retail stores in various countries outside of the U.S. and, as a result, is exposed to market risk from fluctuations in foreign currency exchange rates. In 2013, sales in countries outside of the U.S. in aggregate represented more than half of the Company's net sales and earnings from operations, of which Japan represented 14% of the Company's net sales and 27% of the Company's earnings from operations before other operating expenses. In order to maintain its worldwide relative pricing structure, a substantial weakening of foreign currencies against the U.S. dollar would require the Company to raise its retail prices or reduce its profit margins in various locations outside of the U.S. Consumers in those markets may not accept significant price increases on the Company's goods; thus, there is a risk that a substantial weakening of foreign currencies would result in reduced sales and profitability.

The results of operations of the Company's international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars during the process of financial statement consolidation. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions would decrease consolidated net sales and profitability.

In addition, a weakening in foreign currency exchange rates may create disincentives to, or changes in the pattern, practice or frequency of tourist travel to the various regions where the Company operates retail stores which could adversely affect its net sales and profitability.

(vi) Volatile global economic conditions may have a material adverse effect on the Company's liquidity and capital resources.

The global economy and the credit and equity markets have undergone significant disruption in recent years. Any prolonged economic weakness could have an adverse effect on the Company's cost of borrowing, could diminish its ability to service or maintain existing financing and could make it more difficult for the Company to obtain additional financing or to refinance existing long-term obligations. In addition, any significant deterioration in the equity markets could negatively affect the valuation of pension plan assets and result in increased minimum funding requirements.

(vii) Changes in the Company's product or geographic sales mix could affect the Company's profitability.

The Company sells an extensive selection of jewelry and other merchandise at a wide range of retail price points that yield different gross profit margins. Additionally, the Company's geographical regions achieve different operating profit margins due to a variety of factors including product mix, store size and occupancy costs, labor costs, retail pricing and fixed versus variable expenses. If the Company's sales mix were to shift toward products or geographic regions that are significantly different than the Company's plans, it could have an effect, either positively or negatively, on its expected profitability.

(viii) Changes in costs of diamonds and precious metals or reduced supply availability may adversely affect the Company's ability to produce and sell products at desired profit margins.

Most of the Company's jewelry and non-jewelry offerings are made with diamonds, gemstones and/or precious metals. Acquiring diamonds is difficult because of limited supply and the Company may not be

TIFFANY & CO.

able to maintain a comprehensive selection of diamonds in each retail location due to the broad assortment of sizes, colors, clarity grades and cuts demanded by customers. A significant change in the costs or supply of these commodities could adversely affect the Company's business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial increase or decrease in the cost or supply of raw materials and/or high-quality rough and polished diamonds within the quality grades, colors and sizes that customers demand could affect, negatively or positively, customer demand, sales and gross profit margins.

If trade relationships between the Company and one or more of its significant vendors were disrupted, the Company's sales could be adversely affected in the short-term until alternative supply arrangements could be established.

(ix) The Company may be unable to lease sufficient space for its retail stores in prime locations.

The Company, positioned as a luxury goods retailer, has established its retail presence in choice store locations. If the Company cannot secure and retain locations on suitable terms in prime and desired luxury shopping locations, its expansion plans, sales and earnings will be jeopardized.

In Japan, many of the TIFFANY & CO. stores are located in department stores generating 77% of the net sales in Japan and 11% of worldwide net sales in 2013. In the past decade, the Japanese department store industry has, in general, suffered declining sales and there is a risk that such financial difficulties will force further consolidations or store closings. Should one or more Japanese department store operators elect or be required to close one or more stores now housing a TIFFANY & CO. store, the Company's sales and earnings would be reduced while alternative premises were being obtained. The Company's commercial relationships with department stores in Japan, and their respective abilities to continue as leading department store operators, have been and will continue to be substantial factors affecting the Company's business in Japan.

(x) The value of the TIFFANY & CO. and TIFFANY trademarks could decline due to third-party use and infringement.

The TIFFANY & CO. and TIFFANY trademarks are assets that are essential to the competitiveness and success of the Company's business, and the Company takes appropriate action to protect them. The Company actively pursues those who produce or sell counterfeit TIFFANY & CO. goods through civil action and cooperation with criminal law enforcement agencies. However, use of the designation TIFFANY by third parties on related goods or services and the Company's failure or inability to protect against such use could adversely affect and dilute the value of the TIFFANY & CO. brand.

Notwithstanding the general success of the Company's enforcement actions, such actions have not stopped the imitation and counterfeiting of the Company's merchandise or the infringement of the trademark, and counterfeit TIFFANY & CO. goods remain available in most markets. In recent years, there has been an increase in the availability of counterfeit goods, predominantly silver jewelry, on the Internet and in various markets by street vendors and small retailers. The continued sale of counterfeit merchandise could have an adverse effect on the TIFFANY & CO. brand by undermining the Company's reputation for quality goods and making such goods appear less desirable to consumers of luxury goods. Damage to the TIFFANY & CO. brand would result in lost sales and earnings.

(xi) The Company's business is dependent upon the distinctive appeal of the TIFFANY & CO. brand.

The TIFFANY & CO. brand's association with quality, luxury and exclusivity is integral to the success of the Company's business. The Company's expansion plans for retail and direct selling operations and merchandise development, production and management support the appeal of the TIFFANY & CO. brand. Consequently, poor maintenance, promotion and positioning of the TIFFANY & CO. brand, as well as

TIFFANY & CO.

market over-saturation, may adversely affect the business by diminishing the distinctive appeal of the TIFFANY & CO. brand and tarnishing its image. This would result in lower sales and earnings.

In addition, adverse publicity regarding TIFFANY & CO. products or in respect of the Company's third-party vendors or the diamond or jewelry industry, and any media coverage resulting there from, may harm the TIFFANY & CO. brand and reputation, cause a loss of consumer confidence in the TIFFANY & CO. brand and the industry, and negatively affect the Company's results of operations. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such incidents.

(xii) If diamond mining and exploration companies, to which the Company or its subsidiaries have provided financing, were to experience financial difficulties, those funds might not be recovered, which would reduce the Company's earnings and could result in losing access to the mine's output.

The Company and its subsidiaries may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase mining output. As of January 31, 2014, the carrying amount of receivables was $72,994,000 under these arrangements, of which more than $50,000,000 was related to one mining and exploration company. Mining operations are inherently risky, and there is no assurance that the diamond mining and exploration companies under these arrangements will be able to meet their obligations to the Company. If a diamond mining or exploration company defaults under these financings, the Company would be required to take a period charge in respect of all or a portion of the financing, which would affect the Company's earnings. Additionally, the Company could lose access to the mine's output under the related supply agreements. The Company has experienced such situations in the past.

(xiii) A significant privacy breach of the Company's information systems could affect its business.

The protection of customer, employee and company data is important to the Company, and the Company's customers and employees expect that their personal information will be adequately protected. In addition, the regulatory environment surrounding information security and privacy is becoming increasingly demanding, with evolving requirements in the various jurisdictions in which the Company does business. Although the Company has developed and implemented systems and processes that are designed to protect personal and Company information and prevent data loss and other security breaches, such measures cannot provide absolute security. Additionally, the Company’s increased use and reliance on web-based hosted (i.e. cloud computing) applications and systems for the storage, processing and transmission of information, including customer and employee information, could expose the Company, its employees and its customers to a risk of loss or misuse of such information. A significant breach of customer, employee or company data could damage the Company's reputation, its relationship with customers and the TIFFANY & CO. brand and could result in lost sales, sizable fines, significant breach-notification costs and lawsuits as well as adversely affect results of operations.

(xiv) Failure to successfully implement or make changes to information systems could disrupt or negatively impact the Company's business.

In the ordinary course of business, the Company regularly evaluates and makes changes and upgrades to its information systems. The Company has commenced a multi-year effort to evaluate and, where appropriate, to upgrade and/or replace certain of its information systems, including systems for global customer relationship management, order management and inventory management. These system changes and upgrades can require significant capital investments and dedication of resources. While the Company follows a disciplined methodology when evaluating and making such changes, there can be no assurances that the Company will successfully implement such changes, that such changes will occur without disruptions to its operations or that the new or upgraded systems will achieve the desired business objectives. Any such disruptions, or the failure to successfully implement new or upgraded systems such

TIFFANY & CO.

as those referenced above, could have a material adverse effect on the Company's results of operations and could also affect the Company's reputation, its relationship with customers and the TIFFANY & CO. brand.

(xv) The loss, or a prolonged disruption in the operation, of the Company's centralized distribution centers could adversely affect its business and operations.

The Company maintains two separate distribution centers in close proximity to one another in New Jersey. Both are dedicated to warehousing merchandise; one handles worldwide store replenishment and the other processes direct-to-customer orders. Although the Company believes that it has appropriate contingency plans, unforeseen disruptions impacting one or both locations for a prolonged period of time may result in delays in the delivery of merchandise to stores or in fulfilling customer orders.

(xvi) The Company is engaged in efforts to design, produce, market and distribute TIFFANY & CO. brand watches; however, there is no assurance that the Company will be able to effectively develop its new watch business or that such business will be successful.

The Company is proceeding with plans to design, produce, market and distribute TIFFANY & CO. brand watches through a Swiss subsidiary. The effective development and growth of a watch business requires additional resources and involves risks and uncertainties, including: (i) upfront and ongoing expenditures, many of which will precede sales to customers; (ii) the need to hire highly specialized and experienced personnel; (iii) new regulatory requirements; (iv) dependence on unfamiliar supply chains and relatively small supply partners; (v) production and distribution inefficiencies; and (vi) the need to integrate operations with the Company’s existing business models. In addition, as with any new business, the Company will be competing with businesses with stronger market positions and will be required to invest significant resources in marketing to build customer awareness and to establish product differentiation. Despite the Company's efforts, there is, however, no assurance that the Company will be able to effectively develop its new watch business or that such business will be successful in growing the Company's revenues or enhancing its profitability.

Item 1B.    Unresolved Staff Comments.

NONE

TIFFANY & CO.

Item 2.    Properties.

The Company leases its various store premises (other than the New York Flagship store, which is owned by the Company) under arrangements that generally range from 3 to 10 years. The following table provides information on the number of locations and square footage of Company-operated TIFFANY & CO. stores as of January 31, 2014:

	Total Stores	Total Gross Retail Square Footage	Gross Retail Square Footage Range	Average Gross Retail Square Footage
Americas:
New York Flagship	1	45,500	45,500	45,500
Other stores	120	659,700	500 - 17,600	5,500
Asia-Pacific	72	183,800	700 - 12,800	2,600
Japan:
Tokyo Ginza	1	12,000	12,000	12,000
Other stores	53	130,300	900 - 7,500	2,500
Europe:
London Old Bond Street	1	22,400	22,400	22,400
Other stores	36	104,900	600 - 7,100	2,900
Emerging Markets	5	7,100	400 - 3,600	1,400
Total	289	1,165,700	400 - 45,500	4,000

NEW YORK FLAGSHIP STORE

The Company owns the building housing its New York Flagship store at 727 Fifth Avenue, which was designed to be a retail store for Tiffany and is well located for this function. Currently, approximately 45,500 gross square feet of this 124,000 square foot building are devoted to retail sales, with the balance devoted to administrative offices, certain product services, jewelry manufacturing and storage. The New York Flagship store is the focal point for marketing and public relations efforts. Retail sales in the New York Flagship store represented 8% of worldwide net sales in 2013, 2012 and 2011.

RETAIL SERVICE CENTER

The Company's Retail Service Center ("RSC"), located in Parsippany, New Jersey, comprises approximately 370,000 square feet. Approximately half of the building is devoted to office and information technology operations and half to warehousing, shipping, receiving, merchandise processing and other distribution functions. The RSC receives merchandise and replenishes retail stores. The Company has a 20-year lease for this facility, which expires in 2025, and has two 10-year renewal options.

CUSTOMER FULFILLMENT CENTER

The Company owns the Customer Fulfillment Center ("CFC") in Whippany, New Jersey and leases the land on which the facility resides. The CFC is approximately 266,000 square feet and is primarily used for warehousing merchandise and processing direct-to-customer orders. The land lease expires in 2032 and the Company has the right to renew the lease for an additional 20-year term.

TIFFANY & CO.

MANUFACTURING FACILITIES

The Company owns and operates jewelry manufacturing facilities in Cumberland, Rhode Island, Mount Vernon, New York and Lexington, Kentucky and leases a jewelry manufacturing facility in Pelham, New York. That lease expires in 2023. The owned and leased facilities total approximately 195,000 square feet.

The Company leases facilities in Belgium, South Africa and Mauritius and owns facilities in Botswana, Cambodia, Namibia and Vietnam (although the land in Cambodia, Namibia and Vietnam is leased) that sort, cut and/or polish rough diamonds for use by Tiffany. These facilities total approximately 275,000 square feet and the lease expiration dates range from 2014 to 2062.

Item 3.    Legal Proceedings.

Arbitration Award. On December 21, 2013, an award was issued (the "Arbitration Award") in favor of The Swatch Group Ltd. ("Swatch") and its wholly-owned subsidiary Tiffany Watch Co. ("Watch Company"; Swatch and Watch Company, together, the "Swatch Parties") in an arbitration proceeding (the "Arbitration") between the Registrant and its wholly-owned subsidiaries, Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the "Tiffany Parties") and the Swatch Parties.

The Arbitration was initiated in June 2011 by the Swatch Parties, who sought damages for alleged breach of agreements entered into, by and among the Swatch Parties and the Tiffany Parties in December 2007 (the "Agreements"). The Agreements pertained to the development and commercialization of a watch business and, among other things, contained various licensing and governance provisions and approval requirements relating to business, marketing and branding plans and provisions allocating profits relating to sales of the watch business between the Swatch Parties and the Tiffany Parties.

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73,000,000 (or approximately $81,000,000 at January 31, 2014) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,200,000,000 at January 31, 2014) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120,000,000 (or approximately $133,000,000 at January 31, 2014) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $598,000,000 at January 31, 2014) (calculated based on alleged future lost profits of the Tiffany Parties).

TIFFANY & CO.

The Arbitration hearing was held in October 2012 before a three-member arbitral panel convened in the Netherlands pursuant to the Arbitration Rules of the Netherlands Arbitration Institute (the "Rules"), and the Arbitration record was completed in February 2013.

Under the terms of the Arbitration Award, and at the request of the Swatch Parties and the Tiffany Parties, the Agreements were deemed terminated as of March 1, 2013. Pursuant to the Arbitration Award, the Tiffany Parties were ordered to pay the Swatch Parties damages of CHF 402,737,000 (the "Arbitration Damages"), as well as interest from June 30, 2012 to the date of payment, two-thirds of the cost of the Arbitration and two-thirds of the Swatch Parties' legal fees, expenses and costs. These amounts were paid in full in January 2014.

Additionally, in connection with the Arbitration Award, the Company amended the terms of certain credit facilities and Unsecured Senior Note agreements. See "Item 8. Financial Statements and Supplementary Data - Note H - Debt" for additional details of these amendments.

Prior to the ruling of the arbitral panel, no accrual was established in the Company's consolidated financial statements because management did not believe the likelihood of an award of damages to the Swatch Parties was probable. As a result of the ruling, in the fourth quarter of 2013, the Company recorded a charge of $480,211,000, which includes the damages, interest, and other costs associated with the ruling and which has been classified as Arbitration award expense in the consolidated statement of earnings.

On March 31, 2014, the Tiffany Parties took action in the courts of the Netherlands to annul the Arbitration Award. Generally, arbitration awards are final; however, Dutch law does provide for limited grounds on which arbitral awards may be set aside. The Tiffany Parties have petitioned to annul the Arbitration Award on these statutory grounds. These grounds include, for example, that the arbitral tribunal violated its mandate by changing the express terms of the Agreements.

Management expects that the annulment action will not be ultimately resolved for at least two years; however, if the Arbitration Award is finally annulled, management anticipates that the claims and counterclaims that formed the basis of the Arbitration, and potentially additional claims and counterclaims, will be litigated in court proceedings between and among the Swatch Parties and the Tiffany Parties. The identity and location of the courts that would hear such actions cannot be determined at this time.

In any such litigation, issues of liability and damages will be pled and determined without regard to the findings of the arbitral panel. As such, it is possible that the court could find that the Swatch Parties were in material breach of their obligations under the Agreements, that the Tiffany Parties were in material breach of their obligations under the Agreements or that neither the Swatch Parties nor the Tiffany Parties were in material breach. If the Swatch Parties’ claims of liability were accepted by the court, the damages award cannot be reasonably estimated at this time, but could exceed the Arbitration Damages and could have a material adverse effect on the Registrant’s consolidated financial statements or liquidity.

Management has not established any accrual in the Company's consolidated financial statements for the year ended January 31, 2014 related to the annulment process or any potential subsequent litigation because it does not believe that an annulment of the Arbitration Award and the subsequent award of damages exceeding the Arbitration Damages is probable.

Royalties payable to the Tiffany Parties by Watch Company under the Agreements were not significant in any year and watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2013, 2012 and 2011.

TIFFANY & CO.

The Company is proceeding with plans to design, produce, market and distribute TIFFANY & CO. brand watches through a Swiss subsidiary. The effective development and growth of this watch business will require additional resources and will involve risks and uncertainties.

Other Matters. The Company is from time to time involved in routine litigation incidental to the conduct of its business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of patents and other intellectual property rights by the Company, litigation instituted by persons alleged to have been injured upon premises under the Company's control and litigation with present and former employees and customers. Although litigation with present and former employees is routine and incidental to the conduct of the Company's business, as well as for any business employing significant numbers of employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally-protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, the Company believes that litigation currently pending to which it is a party or to which its properties are subject will be resolved without any material adverse effect on the Company's financial position, earnings or cash flows.

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Registrant's Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for 2013 were:

	High	Low
First Quarter	$ 74.20	$ 61.42
Second Quarter	$ 81.25	$ 70.70
Third Quarter	$ 83.33	$ 73.63
Fourth Quarter	$ 93.64	$ 78.15

On March 24, 2014, the high and low selling prices quoted on such exchange were $90.07 and $86.70. On March 24, 2014, there were 15,645 holders of record of the Registrant's Common Stock.

In consolidated trading, the high and low selling prices per share for shares of such Common Stock for 2012 were:

	High	Low
First Quarter	$ 74.20	$ 63.29
Second Quarter	$ 69.41	$ 49.72
Third Quarter	$ 65.92	$ 52.76
Fourth Quarter	$ 66.78	$ 55.83

TIFFANY & CO.

It is the Company's policy to pay a quarterly dividend on its Common Stock, subject to declaration by its Board of Directors. In 2012, a dividend of $0.29 per share of Common Stock was paid on April 10, 2012. On May 17, 2012, the Company announced a 10% increase in its regular quarterly dividend rate to a new rate of $0.32 per share of Common Stock which was paid on July 10, 2012, October 10, 2012 and January 10, 2013.

In 2013, a dividend of $0.32 per share of Common Stock was paid on April 10, 2013. On May 16, 2013, the Company announced a 6% increase in its regular quarterly dividend rate to a new rate of $0.34 per share of Common Stock which was paid on July 10, 2013, October 10, 2013 and January 10, 2014.

In calculating the aggregate market value of the voting stock held by non-affiliates of the Company shown on the cover page of this Annual Report on Form 10-K, 1,023,625 shares of Common Stock beneficially owned by the executive officers and directors of the Company (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933.

The following table contains the Company's purchases of equity securities in the fourth quarter of 2013:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1, 2013 to November 30, 2013	—	$ —	—	$163,794,000
December 1, 2013 to December 31, 2013	—	$ —	—	$163,794,000
January 1, 2014 to January 31, 2014	—	$ —	—	$ —
TOTAL	—	$ —	—	$ —

In January 2011, the Company's Board of Directors approved a new stock repurchase program ("2011 Program") and terminated the previously-existing program. The 2011 Program authorized the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. In January 2013, the Board of Directors extended the expiration date of the 2011 Program to January 31, 2014. The 2011 Program expired on January 31, 2014.

TIFFANY & CO.

Item 6.    Selected Financial Data.

The following table sets forth selected financial data, certain of which have been derived from the Company's consolidated financial statements for fiscal years 2009-2013, which ended on January 31 of the following calendar year:

(in thousands, except per share amounts, percentages, ratios, stores and employees)	2013 [a]	2012	2011 [b]	2010 [c]	2009 [d]
EARNINGS DATA
Net sales	$4,031,130	$3,794,249	$3,642,937	$3,085,290	$2,709,704
Gross profit	2,340,443	2,163,284	2,151,154	1,822,278	1,530,219
Selling, general & administrative expenses	1,555,903	1,466,067	1,442,728	1,227,497	1,089,727
Net earnings from continuing operations	181,369	416,157	439,190	368,403	265,676
Net earnings	181,369	416,157	439,190	368,403	264,823
Net earnings from continuing operations per diluted share	1.42	3.25	3.40	2.87	2.12
Net earnings per diluted share	1.41	3.25	3.40	2.87	2.11
Weighted-average number of diluted common shares	128,867	127,934	129,083	128,406	125,383
BALANCE SHEET AND CASH FLOW DATA
Total assets	$4,752,351	$4,630,850	$4,158,992	$3,735,669	$3,488,360
Cash and cash equivalents	345,778	504,838	433,954	681,591	785,702
Inventories, net	2,326,580	2,234,334	2,073,212	1,625,302	1,427,855
Short-term borrowings and long-term debt (including current portion)	1,003,519	959,272	712,147	688,240	754,049
Stockholders' equity	2,733,968	2,611,318	2,348,905	2,177,475	1,883,239
Working capital	2,531,648	2,564,997	2,262,998	2,204,632	1,845,393
Cash flows from operating activities	154,652	328,290	210,606	298,925	687,199
Capital expenditures	221,452	219,530	239,443	127,002	75,403
Stockholders' equity per share	21.31	20.57	18.54	17.15	14.91
Cash dividends paid per share	1.34	1.25	1.12	0.95	0.68
RATIO ANALYSIS AND OTHER DATA
As a percentage of net sales:
Gross profit	58.1%	57.0%	59.0%	59.1%	56.5%
Selling, general & administrative expenses	38.6%	38.6%	39.6%	39.8%	40.2%
Net earnings from continuing operations	4.5%	11.0%	12.1%	11.9%	9.8%
Net earnings	4.5%	11.0%	12.1%	11.9%	9.8%
Capital expenditures	5.5%	5.8%	6.6%	4.1%	2.8%
Return on average assets	3.9%	9.5%	11.1%	10.2%	8.0%
Return on average stockholders' equity	6.8%	16.8%	19.4%	18.1%	15.3%
Total debt-to-equity ratio	36.7%	36.7%	30.3%	31.6%	40.0%
Dividends as a percentage of net earnings	93.9%	38.1%	32.5%	32.7%	31.9%
Company-operated TIFFANY & CO. stores	289	275	247	233	220
Number of employees	10,600	9,900	9,800	9,200	8,400

TIFFANY & CO.

NOTES TO SELECTED FINANCIAL DATA

a.	Financial information and ratios for 2013 include $482,101,000 of net pre-tax expense ($299,188,000 net after-tax expense, or $2.32 per diluted share after tax):

•
$480,211,000 pre-tax expense associated with the Swatch arbitration award and $7,489,000 pre-tax income associated with foreign currency transaction gains on this expense. See "Item 8. Financial Statements and Supplementary Data - Note K - Commitments and Contingencies" for additional information regarding the arbitration proceeding; and

•
$9,379,000 pre-tax expense associated with severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

b.
Financial information and ratios for 2011 include $42,719,000 of net pre-tax expense ($25,994,000 net after-tax expense, or $0.20 per diluted share after tax) associated with the relocation of Tiffany's New York headquarters staff to a single location. This expense is primarily related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income as well as the acceleration of the useful lives of certain property and equipment, incremental rent during the transition period and lease termination payments.

c.	Financial information and ratios for 2010 include the following amounts, totaling $17,635,000 of net pre-tax expense ($7,672,000 net after-tax expense, or $0.06 per diluted share after tax):

•
$17,635,000 pre-tax expense associated with the relocation of Tiffany's New York headquarters staff to a single location. This expense is primarily related to the acceleration of the useful lives of certain property and equipment and incremental rent during the transition period; and

•
$3,096,000 net income tax benefit primarily due to a change in the tax status of certain subsidiaries associated with the acquisition in 2009 of additional equity interests in diamond sourcing and polishing operations.

d.	Financial information and ratios for 2009 include the following amounts, totaling $442,000 of net pre-tax income ($10,456,000 net after-tax income, or $0.08 per diluted share after tax):

•	$4,000,000 pre-tax expense related to the termination of a third-party management agreement;

•	$4,442,000 pre-tax income in connection with the assignment to an unrelated third party of the Tahera Diamond Corporation note receivable previously impaired in 2007; and

•	$11,220,000 income tax benefit associated with the settlement of certain tax audits and the expiration of statutory periods.

TIFFANY & CO.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes. All references to years relate to fiscal years which ended on January 31 of the following calendar year.

KEY STRATEGIES

The Company's key strategies are:

•	To enhance customer awareness of the TIFFANY & CO. trademark (the “Brand”), its heritage, its products and its association with quality and luxury.

The Brand is the single most important asset of the Company. Management will continue to invest in marketing and public relations programs designed to build awareness of the Brand, its heritage and its products with both new and existing customers, as well as to enhance the Brand’s association among consumers with quality and luxury. Management will continue to monitor these efforts and the strength of the Brand through market research.

•	To maintain an active product development program.

The Company continues to invest in product development in order to introduce new design collections and extensions of existing collections that will appeal to the Company’s existing customer base as well as to new customers. The Company will also invest in the watch category, which it deems appropriate for the Brand and which presents incremental growth opportunities.

•	To enhance the customer experience with superior customer service and through engaging store environments.

To ensure a superior shopping experience, the Company employs highly qualified sales and customer service professionals, focuses on enhancing ongoing sales and product training programs, and is investing in enhancing its information systems for customer relationship management. The Company also focuses on continually enhancing the design of its stores, as well as the creative visual presentation of its merchandise, to provide an engaging luxury experience in both its new and existing stores.

•	To selectively expand global distribution without compromising the value of the Brand.

Management intends to continue to expand its global distribution by adding stores in both new and existing markets and through its e-commerce websites. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the Brand, but believes that there are a significant number of potential worldwide locations remaining that meet financial and Brand requirements.

•	To increase store productivity.

Through the above efforts, the Company is committed to growing sales per square foot by increasing both consumer traffic and the percentage of store visitors who make a purchase. In addition, the Company is increasing, through store renovations, the percentage of selling space in some of its stores, which is contributing to higher store productivity.

TIFFANY & CO.

•	To maintain substantial control over product supply through direct diamond sourcing and internal jewelry manufacturing.

The Company's diamond processing operations purchase, sort, cut and/or polish rough diamonds for use in merchandise. The Company will continue to seek additional sources of diamonds which, combined with continued focus on its internal manufacturing operations, are intended to secure adequate product supplies and favorable costs.

•	To achieve improved operating margins.

Management's long-term objective is to improve operating margin through the above efforts, along with the realization of efficiencies in product sourcing, manufacturing and distribution, the control of selling, general and administrative expenses and the enhancement of productivity through sales leverage on fixed costs, such that sales growth can generate a higher relative rate of earnings growth.

2013 SUMMARY

•
Worldwide net sales increased 6% to $4,031,130,000. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales in 2013 increased 10% due to sales growth in all regions, and comparable store sales increased 6%.

•	The Company added a net of 14 TIFFANY & CO. stores (opening six in the Americas, seven in Asia-Pacific and three in Europe while closing one in Asia-Pacific and one in Japan).

•
Operating margin decreased 10.9 percentage points. However, excluding certain expenses (see "Non-GAAP Measures" below), operating margin increased 1.3 percentage points primarily due to an increase in gross margin as well as sales leverage on operating expenses.

•
Net earnings decreased 56% to $181,369,000, or $1.41 per diluted share. However, excluding certain expenses (see "Non-GAAP Measures" below), net earnings increased 15% to $480,557,000, or $3.73 per diluted share.

•	In May 2013, the Board of Directors approved a 6% increase in the quarterly dividend rate to $0.34 per share of the Company's Common Stock, or an annual dividend rate of $1.36 per share.

•	Free cash flow (see "Non-GAAP Measures" below) was an outflow of $66,800,000 in 2013 entirely due to the arbitration award payment, compared with an inflow of $108,760,000 in 2012.

RESULTS OF OPERATIONS

Non-GAAP Measures

The Company reports information in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The Company's management does not, nor does it suggest that investors should, consider non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The Company presents such non-GAAP financial measures in reporting its financial results to provide investors with an additional tool to evaluate the Company's operating results.

TIFFANY & CO.

Net Sales. The Company's reported net sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar. Internally, management monitors and measures its sales performance on a non-GAAP basis that eliminates the positive or negative effects that result from translating sales made outside the U.S. into U.S. dollars ("constant-exchange-rate basis"). Management believes this constant-exchange-rate basis provides a more representative assessment of sales performance and provides better comparability between reporting periods. The following table reconciles the sales percentage increases (decreases) from the GAAP to the non-GAAP basis versus the previous year:

	2013			2012
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	6%	(4)%	10%	4%	(1)%	5%
Americas	5	—	5	2	—	2
Asia-Pacific	17	(1)	18	8	—	8
Japan	(9)	(20)	11	4	(2)	6
Europe	9	2	7	3	(4)	7
Other	53	—	53	41	—	41

Comparable Store Sales:
Worldwide	3%	(3)%	6%	—%	(1)%	1%
Americas	3	—	3	(2)	—	(2)
Asia-Pacific	10	(1)	11	3	1	2
Japan	(10)	(20)	10	4	(3)	7
Europe	6	2	4	(2)	(4)	2
Other*	14	—	14	—	—	—
* Represents sales in five TIFFANY & CO. stores in the United Arab Emirates ("U.A.E."), which were converted from independently-operated to Company-operated in July 2012, and became comparable in the third quarter of 2013.

TIFFANY & CO.

Statement of Earnings. Internally, management monitors and measures its earnings performance excluding certain items listed below. Management believes excluding such items presents the Company's results on a more comparable basis to the corresponding period in the prior year, thereby providing investors with an additional perspective to analyze the results of operations of the Company. The following tables reconcile certain GAAP amounts to non-GAAP amounts:

(in thousands, except per share amounts)	GAAP	Arbitration award [a] increase/ (decrease)	Specific cost-reduction initiatives [b] (decrease)/increase	Non-GAAP
Year Ended January 31, 2014
Selling, general and administrative ("SG&A") expenses	$1,555,903	$—	$(9,379)	$1,546,524
Earnings from operations	304,329	480,211	9,379	793,919
As a % of sales	7.5%			19.7%
Other income, net	13,191	(7,489)	—	5,702
Provision for income taxes	73,497	179,319	3,594	256,410
Effective tax rate	28.8%			34.8%
Net earnings	181,369	293,403	5,785	480,557
As a % of sales	4.5%			11.9%
Diluted earnings per share	1.41	2.28	0.04	3.73

[a]
Amounts associated with the award issued in arbitration between the Swatch Group Ltd. and the Company. See "Item 8. Financial Statements and Supplementary Data - Note K - Commitments and Contingencies" for further information.

[b]
Expenses associated with specific cost-reduction initiatives which included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

(in thousands)	GAAP	New York Headquarters Staff Relocation (decrease)/increase		Non-GAAP
Year Ended January 31, 2012
SG&A expenses	$1,442,728	$(42,506)		$1,400,222
Earnings from operations	708,426	42,719	[a]	751,145
Net earnings	439,190	25,994		465,184

[a]
On a pre-tax basis included charges of $213,000 within cost of sales and $42,506,000 within SG&A expenses for the year ended January 31, 2012 associated with Tiffany's consolidation of its New York headquarters staff to one location.

TIFFANY & CO.

Free Cash Flow. Internally, management monitors its cash flow on a non-GAAP basis. The ability to generate free cash flow demonstrates how much cash the Company has available for discretionary and non-discretionary items after deduction of capital expenditures. The Company's operations require regular capital expenditures for the opening, renovation and expansion of stores and distribution and manufacturing facilities as well as ongoing investments in information technology. Management believes this provides a more representative assessment of operating cash flows. The following table reconciles GAAP net cash provided by operating activities to non-GAAP free cash flow:

	Years Ended January 31,
(in thousands)	2014	2013
Net cash provided by operating activities	$154,652	$328,290
Less: Capital expenditures	(221,452)	(219,530)
Free cash (outflow) inflow	$(66,800)	$108,760

Comparable Store Sales
Comparable store sales include only sales transacted in Company-operated stores open for more than 12 months. In markets other than Japan, sales for relocated stores are included in comparable store sales if the relocation occurs within the same geographical market. In Japan, sales for a new store are not included if the store was relocated from one department store to another or from a department store to a free-standing location. In all markets, the results of a store in which the square footage has been expanded or reduced remain in the comparable store base.

Net Sales
Net sales by segment were as follows:

(in thousands)	2013	2012	2011	2013 vs. 2012 % Change	2012 vs. 2011 % Change
Americas	$1,926,864	$1,839,969	$1,805,783	5%	2%
Asia-Pacific	944,676	810,420	748,214	17	8
Japan	578,571	639,185	616,505	(9)	4
Europe	469,784	432,167	421,141	9	3
Other	111,235	72,508	51,294	53	41
	$4,031,130	$3,794,249	$3,642,937	6%	4%

Americas. Americas currently includes sales in 121 Company-operated TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain of those markets through business-to-business, Internet, catalog and wholesale operations. Americas represented 48%, 48% and 50% of worldwide net sales in 2013, 2012 and 2011, while sales in the U.S. represented 88%, 89% and 90% of net sales in the Americas in those same periods.

In 2013, total sales in the Americas increased $86,895,000, or 5%, due to an increase in the average price per jewelry unit sold partly offset by fewer jewelry units sold. Comparable store sales increased $43,393,000, or 3%, led by growth in New York Flagship store sales as well as modest growth in branch store sales. Non-comparable store sales grew $46,563,000. On a constant-exchange-rate basis, sales in the Americas increased 5%, and comparable store sales increased 3%.

In 2012, total sales in the Americas increased $34,186,000, or 2%, due to an increase in the average price per jewelry unit sold partly offset by fewer jewelry units sold. Comparable store sales decreased $32,800,000, or 2%, consisting of similar percentage decreases in New York Flagship store sales and in

TIFFANY & CO.

comparable branch store sales. Non-comparable store sales grew $56,362,000 and sales of TIFFANY & CO. merchandise to independent distributors increased $3,158,000. On a constant-exchange-rate basis, sales in the Americas increased 2%, and comparable store sales decreased 2%. Combined Internet and catalog sales in the Americas increased $6,946,000, or 4%, due to an increase in the average sales per order.

Asia-Pacific. Asia-Pacific currently includes sales in 72 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations. Asia-Pacific represented 23%, 21% and 21% of worldwide net sales in 2013, 2012 and 2011. Sales in Greater China represented more than half of Asia-Pacific's net sales in those same periods.

In 2013, total sales in Asia-Pacific increased $134,256,000, or 17%, due to an increase in the number of jewelry units sold and in the average price per jewelry unit sold. Comparable store sales increased $74,818,000, or 10%, non-comparable store sales grew $44,519,000 and sales of TIFFANY & CO. merchandise to independent distributors increased $15,232,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 18% and comparable store sales increased 11% due to geographically broad-based sales growth across the region.

In 2012, total sales in Asia-Pacific increased $62,206,000, or 8%, primarily due to an increase in the number of jewelry units sold. Comparable store sales increased $18,374,000, or 3%, non-comparable store sales grew $32,571,000 and sales of TIFFANY & CO. merchandise to independent distributors increased $9,447,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 8% and comparable store sales increased 2% due to geographically broad-based sales growth in most markets.

Japan. Japan currently includes sales in 54 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations. Japan represented 14%, 17% and 17% of worldwide net sales in 2013, 2012 and 2011. The decline in 2013 was entirely due to a negative translation effect from the Japanese yen weakening against the U.S. dollar.

In 2013, total sales in Japan decreased $60,614,000, or 9%, and comparable store sales decreased $57,525,000, or 10%, due to currency translation. On a constant-exchange-rate basis, Japan sales increased 11% due to an increase in the average price per jewelry unit sold partly offset by a decrease in the number of jewelry units sold and comparable store sales increased 10%.

In 2012, total sales in Japan increased $22,680,000, or 4%, due to an increase in the average price per jewelry unit sold partly offset by a decline in the number of jewelry units sold. Comparable store sales increased $24,263,000, or 4%. On a constant-exchange-rate basis, Japan sales increased 6% and comparable store sales increased 7%.

Europe. Europe currently includes sales in 37 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations. Europe represented 12%, 11% and 12% of worldwide net sales in 2013, 2012 and 2011. Sales in the United Kingdom ("U.K.") represent more than 40% of European net sales.

In 2013, total sales in Europe increased $37,617,000, or 9%, due to an increase in the number of jewelry units sold and in the average price per jewelry unit sold. Comparable store sales increased $21,653,000, or 6%, non-comparable store sales increased $10,927,000 and Internet sales increased $5,047,000. On a constant-exchange-rate basis, sales in Europe increased 7% and comparable store sales increased 4% reflecting growth in most countries.

In 2012, total sales in Europe increased $11,026,000, or 3%, due to an increase in the average price per jewelry unit sold partly offset by a decrease in the number of jewelry units sold. Comparable store sales decreased $6,929,000, or 2%, non-comparable store sales increased $15,438,000 and Internet sales

TIFFANY & CO.

increased $2,679,000. On a constant-exchange-rate basis, sales in Europe increased 7% and comparable store sales increased 2% reflecting growth in most of continental Europe and a modest sales decline in the U.K.

Other. Other consists of all non-reportable segments. Other includes the Emerging Markets region, which consists of retail sales in five TIFFANY & CO. stores in the U.A.E. which were converted from independently-operated to Company-operated stores in July 2012, and wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East, and through January 2014 in Russia). In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs as well as earnings received from third-party licensing agreements.

In 2013, Other sales increased $38,727,000, or 53%, primarily due to retail sales growth in the U.A.E. as well as higher wholesale sales of rough diamonds. Comparable store sales of five TIFFANY & CO. stores in the U.A.E. increased 14%. In 2012, Other sales increased $21,214,000, or 41%, primarily due to the incremental retail sales from the conversion of the five stores in the U.A.E.

Product Category Information. In 2013, worldwide net sales increased $236,881,000, or 6%, primarily driven by increases of $176,712,000, or 23%, in the statement, fine & solitaire jewelry category (reflecting growth throughout the category, along with growing demand for colored diamonds and other gemstones); $39,596,000, or 3%, in the engagement jewelry & wedding bands category (reflecting growth in solitaire diamonds rings); and $36,965,000, or 2%, in the fashion jewelry category (primarily due to sales growth of gold jewelry).

In 2012, worldwide net sales increased $151,312,000, or 4%, primarily driven by increases of $44,015,000, or 6%, in the statement, fine & solitaire jewelry category (reflecting particularly strong sales of yellow and fancy colored diamond jewelry); $37,457,000, or 3%, in the engagement jewelry & wedding bands category; and $66,470,000, or 4%, in the fashion jewelry category (primarily due to the introduction of the RUBEDO® metal in 2012 and sales growth in jewelry designed by Elsa Peretti and Paloma Picasso).

Store Data. In 2013, the Company added a net of 14 stores: six in the Americas (three in the U.S., one each in Canada, Mexico and Brazil), seven in Asia-Pacific (four in China, two in Taiwan and one in Hong Kong) and three in Europe (two in Italy and one in Germany) while closing one store each in Asia-Pacific and in Japan.

In 2012, the Company added a net of 28 stores: 13 in the Americas (six in Canada which included the conversion of four department-store locations from independently-operated wholesale distribution to Company-operated stores, four in the U.S., two in Mexico and one in Brazil), eight in Asia-Pacific (six in China, one in Singapore and one in Australia), two in Europe (France and the Czech Republic) and five stores in the U.A.E.

Sales per gross square foot generated by all company-operated stores were approximately $3,100 in 2013 and $3,000 in both 2012 and 2011.

TIFFANY & CO.

Gross Margin

	2013	2012	2011
Gross profit as a percentage of net sales	58.1%	57.0%	59.0%

Gross margin (gross profit as a percentage of net sales) increased by 1.1 percentage points in 2013 primarily benefiting from reduced product cost pressures and price increases taken in the first half of the year. A continued shift in sales mix toward higher-priced, lower-margin products offset a portion of these benefits.

Gross margin decreased by 2.0 percentage points in 2012 largely due to high precious metal and diamond costs, as well as a shift in sales mix toward higher-priced, lower-margin products, and reduced sales leverage on fixed costs. Sales mix was affected by, among other items, a decline in sales of silver jewelry which earns a higher margin than the Company's overall gross margin.

Management periodically reviews and adjusts its retail prices when appropriate to address product cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 8. Financial Statements and Supplementary Data – Note I - Hedging Instruments"). Management increased retail prices in the first half of 2013 across all geographic regions and product categories as previous increases were insufficient to offset commodity cost pressures experienced in recent years. Price increases in 2012 were not significant.

Selling, General and Administrative Expenses

	2013	2012	2011
SG&A expenses as a percentage of net sales	38.6%	38.6%	39.6%
SG&A expenses increased $89,836,000, or 6%, in 2013 and $23,339,000, or 2%, in 2012. SG&A expenses in those years are not comparable due to the inclusion of certain expenses associated with specific cost-reduction initiatives in 2013 and expenses associated with the relocation of the New York headquarters staff in 2011. See "Non-GAAP Measures" for further details.

Excluding the 2013 items noted in "Non-GAAP Measures", SG&A expenses in 2013 increased $80,457,000, or 5%, primarily due to increased fixed and variable labor costs, such as sales commissions and incentive compensation, of $34,628,000 and increased store occupancy and depreciation expenses of $32,577,000 related to new and existing stores. In 2013, changes in foreign currency exchange rates had the effect of decreasing SG&A expenses by 3%.

Excluding the 2011 items noted in "Non-GAAP Measures", SG&A expenses increased $65,845,000, or 5%, in 2012 primarily due to increased store occupancy and depreciation expenses of $36,090,000 related to new and existing stores, increased marketing expenses of $8,474,000 and increased labor and benefit costs of $5,081,000. In 2012, the modest increase in labor and benefit costs reflected reduced incentive compensation.

SG&A expenses as a percentage of net sales, excluding the items noted in "Non-GAAP Measures", would have been 38.4% in both 2013 and 2011.

The Company's SG&A expenses are largely fixed in nature. Variable costs (which include items such as variable store rent, sales commissions and fees paid to credit card companies) represent approximately one-fifth of total SG&A expenses.

TIFFANY & CO.

Arbitration Award Expense

In the quarter ended January 31, 2014, the Company recorded a charge of $480,211,000, related to the adverse arbitration ruling between The Swatch Group Ltd. and the Company, which includes the damages, interest and other costs associated with the ruling. See "Item 8. Financial Statements and Supplementary Data - Note K - Commitments and Contingencies" for additional information.

Earnings from Operations

(in thousands)	2013	% of Net Sales	2012	% of Net Sales	2011	% of Net Sales
Earnings (losses) from operations*:
Americas	$374,342	19.4%	$345,917	18.8%	$387,951	21.5%
Asia-Pacific	244,142	25.8	188,510	23.3	205,711	27.5
Japan	215,582	37.3	204,510	32.0	184,767	30.0
Europe	101,153	21.5	90,955	21.0	105,728	25.1
Other	(649)	(0.6)	(6,254)	(8.6)	(5,247)	(10.2)
	934,570		823,638		878,910
Unallocated corporate expenses	(140,651)	(3.5)%	(126,421)	(3.3)%	(127,765)	(3.5)%
Earnings from operations before other operating expenses	793,919	19.7%	697,217	18.4%	751,145	20.6%
Other operating expenses	(489,590)		—		(42,719)
Earnings from operations	$304,329	7.5%	$697,217	18.4%	$708,426	19.4%

*	Percentages represent earnings (losses) from operations as a percentage of each segment's net sales.
Earnings from operations decreased 56% in 2013 but would have increased 14% when excluding other operating expenses. On a segment basis, the ratio of earnings (losses) from operations to each segment's net sales in 2013 compared with 2012 was as follows:

•	Americas – the ratio increased 0.6 percentage point resulting from an improvement in gross margin as well as sales leveraging of operating expenses;

•	Asia-Pacific – the ratio increased 2.5 percentage points primarily due an improvement in gross margin as well as sales leveraging of operating expenses;

•
Japan – the ratio increased 5.3 percentage points primarily due to an improvement in gross margin (which includes a benefit from the Company's ongoing program to utilize forward contracts for a portion of forecasted merchandise purchases) as well as sales leveraging of operating expenses;

•	Europe – the ratio increased 0.5 percentage point due to an improvement in gross margin partly offset by increased store-related operating expenses; and

•
Other – the ratio improved 8.0 percentage points due to increased earnings as well as sales leveraging of operating expenses in the Emerging Markets region offset by charges associated with the valuation of wholesale diamonds not suitable for the Company's needs.

TIFFANY & CO.

Earnings from operations decreased 2% in 2012. On a segment basis, the ratio of earnings (losses) from operations to each segment's net sales in 2012 compared with 2011 was as follows:

•	Americas – the ratio decreased 2.7 percentage points primarily resulting from a decline in gross margin as well as increased operating expenses due to the opening of new stores;

•	Asia-Pacific – the ratio decreased 4.2 percentage points primarily due to a decline in gross margin as well as increased operating expenses due to the opening of new stores and increased marketing;

•	Japan – the ratio increased 2.0 percentage points primarily due to the sales leveraging of operating expenses as well as an increase in gross margin;

•	Europe – the ratio decreased 4.1 percentage points primarily due to a decline in gross margin; and

•	Other – the operating loss is primarily attributable to spending for the development of the Emerging Markets region.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased as a percentage of net sales in 2013 primarily due to increases in management incentive and stock-based compensation. Unallocated corporate expenses decreased as a percentage of sales in 2012.

Other operating expenses in 2013 represent $480,211,000 of expenses associated with the adverse arbitration ruling between the Swatch Group Ltd. and the Company and $9,379,000 of expenses associated with specific cost-reduction initiatives. Other operating expenses of $42,719,000 in 2011 related to Tiffany's relocation of its New York headquarters staff to a single location. See "Item 8. Financial Statements and Supplementary Data - Note K - Commitments and Contingencies."

Interest Expense and Financing Costs

Interest expense and financing costs increased $3,585,000, or 6%, in 2013 and $10,495,000, or 22%, in 2012, primarily due to increased interest expense related to increased borrowings.

Other Income, Net

Other income, net includes interest income, gains/losses on investment activities and foreign currency transactions. Other income, net increased $7,763,000, or 143%, in 2013, but the increase was only $274,000 when excluding foreign currency transaction gains related to the Arbitration award expense. See "Item 8. Financial Statements and Supplementary Data - Note K - Commitments and Contingencies" and "Non-GAAP Measures" for further information. Other income, net increased $329,000 in 2012.

Provision for Income Taxes

The effective income tax rate was 28.8% in 2013 compared with 35.3% in 2012 and 34.0% in 2011. Excluding the effects of certain expenses noted in "Non-GAAP Measures", the effective income tax rate would have been 34.8% in 2013. The tax rate for 2011 included a valuation allowance reversal against certain deferred tax assets where management had determined it was more likely than not that the deferred tax assets would be realized in the future.

TIFFANY & CO.

2014 Outlook

Management expects net earnings to be in a range of $4.05–$4.15 per diluted share. This is based on the following assumptions, which are approximate and may or may not prove valid, and which should be read in conjunction with "Item 1A. Risk Factors" on page K-13:

•
Worldwide net sales increasing by a high-single-digit percentage in U.S. dollars and on a constant-exchange-rate basis, with all regions expected to achieve growth in their total sales and comparable store sales.

•
Adding 13 Company-operated stores and closing four existing stores: opening four in the Americas, five in Asia-Pacific, two in Japan, and one each in Europe and Russia, while closing one each in the Americas, Asia-Pacific, Japan and the U.A.E.

•	Earnings from operations as a percentage of net sales ("operating margin") increasing due to a higher gross margin and SG&A expense growth less than sales growth.

•	Interest and other expenses, net of $65,000,000 to $70,000,000 with the increase over 2013 reflecting the interest cost on higher average levels of net-debt.

•	An effective income tax rate of 35%.

•	A 6% increase in net inventories.

•	Capital expenditures increasing to $270,000,000, with the increase over 2013 largely reflecting incremental investments in certain information technology systems.

•	Free cash flow of at least $400,000,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditure needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position that provides flexibility to pursue strategic initiatives. Management regularly assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments. Management believes that cash on hand, internally-generated cash flows, the funds available under its revolving credit facilities and the ability to access the debt and capital markets are sufficient to support the Company's liquidity and capital requirements for the foreseeable future.

As of January 31, 2014, the Company’s cash and cash equivalents totaled $345,778,000, of which approximately one-half was held in locations outside the U.S. where the Company has the intention to indefinitely reinvest any undistributed earnings to support its continued expansion and investments outside of the U.S. Such cash balances are not available to fund U.S. cash requirements unless the Company were to decide to repatriate such funds. The Company has sufficient sources of cash in the U.S. to fund its U.S. operations without the need to repatriate any of those funds held outside the U.S.

TIFFANY & CO.

The following table summarizes cash flows from operating, investing and financing activities:

(in thousands)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$154,652	$328,290	$210,606
Investing activities	(246,781)	(331,146)	(242,583)
Financing activities	(65,426)	71,446	(213,817)
Effect of exchange rates on cash and cash equivalents	(1,505)	2,294	(1,843)
Net (decrease) increase in cash and cash equivalents	$(159,060)	$70,884	$(247,637)

Operating Activities

The Company had a net cash inflow from operating activities of $154,652,000 in 2013, $328,290,000 in 2012 and $210,606,000 in 2011. The change from 2012 to 2013 was impacted by the payment of the Arbitration Award (see "Item 8. Financial Statements and Supplementary Data - Note K - Commitments and Contingencies"), a decelerated rate of inventory growth and the timing of income tax payments. The increase from 2011 to 2012 primarily resulted from a decelerated rate of inventory growth offset by various other outflows.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,531,648,000 and 4.6 at January 31, 2014, compared with $2,564,997,000 and 5.4 at January 31, 2013.

Accounts receivable, less allowances at January 31, 2014 were 9% higher than January 31, 2013 due to sales growth. When excluding the effect of foreign currency translation, primarily from the weaker Japanese yen, accounts receivable, less allowances would have been 14% higher than January 31, 2013. On a 12-month rolling basis, accounts receivable turnover was 22 times in 2013 and 21 times in 2012.

Inventories, net at January 31, 2014 were 4% higher than January 31, 2013. Finished goods inventories rose 3% and combined raw material and work-in-process inventories increased 5% to support new store openings, expanded product assortments, rough diamond sourcing and internal manufacturing requirements. Net inventories rose 6% from January 31, 2013 when excluding the effect of foreign currency translation, primarily from the weaker Japanese yen.

Prepaid expenses and other current assets at January 31, 2014 were 55% higher than January 31, 2013. The increase was largely due to income tax receivables primarily resulting from the impact and timing of the Arbitration Award on the Company's estimated income tax payments. Additionally, Other assets, net at January 31, 2014 were 10% higher than January 31, 2013 as certain income tax receivables are anticipated to be received after fiscal 2014.

Investing Activities

The Company had a net cash outflow from investing activities of $246,781,000 in 2013, $331,146,000 in 2012 and $242,583,000 in 2011. The increased outflow in 2012 was primarily due to payments of $82,664,000 to acquire intangible assets as well as a $25,000,000 payment related to an acquisition.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net purchases of investments in marketable securities and short-term investments of $23,460,000 during 2013 and net proceeds received from the sale of marketable securities and short-term investments of $4,063,000 during 2012 and $55,139,000 during 2011.

TIFFANY & CO.

Capital Expenditures. Capital expenditures are typically related to the opening, renovation and/or relocation of stores (which represented slightly more than half of capital expenditures in 2013, 2012 and 2011 excluding the relocation in 2011 of Tiffany's New York headquarters staff), distribution and manufacturing facilities and ongoing investments in information technology. Capital expenditures were $221,452,000 in 2013, $219,530,000 in 2012 and $239,443,000 in 2011, representing 5%, 6% and 7% of net sales in those respective years.

Notes Receivable Funded. The Company may, from time to time, extend loans to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. The Company loaned $3,050,000 and $8,015,000 in 2013 and 2012 to various companies. In 2011, the Company loaned $56,605,000 to various companies of which $50,000,000 was provided to Koidu Limited (previously Koidu Holdings S.A.). See "Item 8. Financial Statements and Supplementary Data - Note K - Commitments and Contingencies."

Proceeds from Notes Receivable Funded. In 2013, the Company received $1,181,000 of repayments associated with loans extended to diamond mining and exploration companies discussed in Notes Receivable Funded above.

Payments to acquire intangible assets. In 2012, the Company made a $47,059,000 payment to retain an exclusive license for Peretti-designed jewelry and products. The Company also made a $35,605,000 payment to secure a prime retail location in Europe. See "Item 8. Financial Statements and Supplementary Data - Note B - Summary of Significant Accounting Policies."

Payment for acquisition. In 2012, the Company made a $25,000,000 payment related to the acquisition of net assets associated with the five existing independently-operated TIFFANY & CO. stores located in the U.A.E. See "Item 8. Financial Statements and Supplementary Data - Note C - Acquisition."

Financing Activities

The Company had a net cash outflow from financing activities of $65,426,000 in 2013 compared with an inflow of $71,446,000 in 2012 and an outflow of $213,817,000 in 2011. Year-over-year changes in cash flows from financing activities are largely driven by borrowings. Additionally, the Company did not repurchase any of its Common Stock in 2013.

Recent Borrowings. The Company had net proceeds from short-term and long-term borrowings as follows:

(in thousands)	2013	2012	2011
Short-term borrowings:
Proceeds from credit facility borrowings, net	$49,883	$47,278	$13,548
Proceeds from other credit facility borrowings	89,806	40,298	61,020
Repayment of other credit facility borrowings	(69,737)	(361)	(4,517)
Net proceeds from short-term borrowings	69,952	87,215	70,051
Long-term borrowings:
Proceeds from issuance	—	250,000	—
Repayments	—	(60,000)	(58,915)
Net proceeds from long-term borrowings	—	190,000	(58,915)
Net proceeds from total borrowings	$69,952	$277,215	$11,136

In July 2013, the Company's wholly-owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-

TIFFANY & CO.

Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 930,000,000 ($153,457,000 at January 31, 2014). The Tiffany-Shanghai Credit Agreement is available for Tiffany-Shanghai's general working capital requirements, which included repayment of a portion of the indebtedness under Tiffany-Shanghai's existing bank loan facilities. The Tiffany-Shanghai Credit Agreement contains affirmative and negative covenants usual and customary for facilities of this size and purpose. The six lenders that are party to the Tiffany-Shanghai Credit Agreement will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China. The Tiffany-Shanghai Credit Agreement matures in July 2016. In connection with this agreement, the Company entered into a guaranty agreement by and between the Company and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty").

In December 2011, the Company entered into a three-year $200,000,000 and a five-year $200,000,000 multi-bank, multi-currency, committed unsecured revolving credit facility (the "Credit Facilities"). In July 2012, the commitments were each increased to $275,000,000, resulting in a total borrowing capacity of $550,000,000. The Credit Facilities are available for working capital and other corporate purposes. Under the Credit Facilities, borrowings may be made from 10 participating banks at interest rates based upon either (i) local currency borrowing rates or (ii) the Federal Funds Rate plus 0.5%, whichever is higher, plus a margin based on the Company's leverage ratio.

Under all of the Company's credit facilities, there were $252,365,000 of borrowings, $3,952,000 letters of credit issued but not outstanding and $565,540,000 available for borrowing at January 31, 2014. The weighted-average interest rate for the amount outstanding at January 31, 2014 was 3.37% compared with 3.05% at January 31, 2013.

In 2012, the Company issued $250,000,000 of long-term debt at an interest rate of 4.40%. Proceeds were used to repay $60,000,000 of 10-year term, 6.56% Series D Senior Notes that came due in July 2012 and for general corporate purposes.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 37% at both January 31, 2014 and 2013.

In January 2014, the Company entered into amendments to each of the Credit Facilities, each of the Unsecured Senior Notes agreements and the Guaranty which were required as a result of the issuance of the Arbitration Award. See "Item 8. Financial Statements and Supplementary Data - Note K - Commitments and Contingencies." These amendments: (i) provided that only half of the Arbitration Award amount would be included in the ratio used to determine the interest rate for borrowings and for the facility fee, in each case under the Credit Facilities; (ii) extended the time in which a judgment or decree may be paid, stayed on appeal, discharged, bonded or dismissed before an event of default would arise; (iii) amended certain financial definitions to exclude the impact of the Arbitration Award from the calculation of certain financial covenants; and (iv) waived certain defaults and events of default that had arisen in connection with the issuance of the Arbitration Award.

At January 31, 2014, the Company was in compliance with all debt covenants.

Share Repurchases. In January 2011, the Company's Board of Directors approved a stock repurchase program ("2011 Program") and terminated a previously-existing program. The 2011 Program authorized the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The timing of repurchases and the actual number of shares to be repurchased depended on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions. The Company suspended share repurchases during the second quarter of 2012 in order to allow for a more effective allocation of resources consistent with the Company's growth strategies. In January 2013, the Board of Directors extended the expiration date of the 2011 Program to January 31, 2014. The 2011 Program expired on January 31, 2014.

TIFFANY & CO.

The Company's share repurchase activity was as follows:

(in thousands, except per share amounts)	2013	2012	2011
Cost of repurchases	$—	$54,107	$174,118
Shares repurchased and retired	—	813	2,629
Average cost per share	$—	$66.54	$66.23

Dividends. The cash dividend on the Company's Common Stock was increased once in each of 2013, 2012 and 2011. The Company's Board of Directors declared quarterly dividends which totaled $1.34, $1.25 and $1.12 per common share in 2013, 2012 and 2011 with cash dividends paid of $170,312,000, $158,594,000 and $142,840,000 in those respective years. The dividend payout ratio (dividends as a percentage of net earnings) was 94%, 38% and 33% in 2013, 2012 and 2011. Dividends as a percentage of adjusted net earnings (see "Non-GAAP Measures") were 35% in 2013 and 31% in 2011.

At least annually, the Company's Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements.

Proceeds from Non-controlling Interest. In 2012, the Company received proceeds of $12,750,000 associated with its venture with Damas Jewellery LLC that acquired the five existing independently-operated TIFFANY & CO. stores located in the U.A.E. as noted in Payment for acquisition above. See "Item 8. Financial Statements and Supplementary Data - Note C - Acquisition" for additional details on the venture.

Contractual Cash Obligations and Commercial Commitments

The following is a summary of the Company's contractual cash obligations at January 31, 2014:

(in thousands)	Total	2014	2015-2016	2017-2018	Thereafter
Unrecorded contractual obligations:
Operating leases	$1,407,072	$215,345	$343,189	$254,754	$593,784
Inventory purchase obligations [a]	421,183	421,183	—	—	—
Interest on debt [b]	456,697	51,704	92,829	53,396	258,768
Other contractual obligations [c]	81,929	61,793	9,828	3,008	7,300
Recorded contractual obligations:
Short-term borrowings	252,365	252,365	—	—	—
Long-term debt	751,154	—	201,154	175,000	375,000
	$3,370,400	$1,002,390	$647,000	$486,158	$1,234,852

a)
The Company will, from time to time, secure supplies of diamonds by agreeing to purchase a defined portion of a mine's output. Inventory purchase obligations associated with these agreements have been estimated for 2014 and included in this table. Purchases beyond 2014 that are contingent upon mine production have been excluded as they cannot be reasonably estimated.

b)	Excludes interest payments on amounts outstanding under available lines of credit, as the outstanding amounts fluctuate based on the Company's working capital needs.

c)	Consists primarily of fixed royalty commitments, construction-in-progress and packaging supplies.

TIFFANY & CO.

The summary above does not include the following items:

•
Cash contributions to the Company's pension plan and cash payments for other postretirement obligations. The Company plans to contribute approximately $30,000,000 to the pension plan in 2014. However, this expectation is subject to change if actual asset performance is different than the assumed long-term rate of return on pension plan assets. In addition, the Company estimates cash payments for postretirement health-care and life insurance benefit obligations to be $1,966,000 in 2014.

•
Unrecognized tax benefits at January 31, 2014 of $27,626,000 and accrued interest and penalties of $9,752,000. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the examinations may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

The following is a summary of the Company's outstanding borrowings and available capacity under its credit facilities at January 31, 2014:

(in thousands)	Total Capacity	Borrowings Outstanding	Letters of Credit Issued	Available Capacity
Three-year revolving credit facility [a]	$275,000	$41,159	$—	$233,841
Five-year revolving credit facility [b]	275,000	78,053	3,952	192,995
Other credit facilities [c]	271,857	133,153	—	138,704
	$821,857	$252,365	$3,952	$565,540
a Matures in December 2014.
b Matures in December 2016.
c Maturities range from 2014 through 2016.

In addition, the Company has other available letters of credit and financial guarantees of $70,151,000 of which $26,534,000 was outstanding at January 31, 2014. Of those available letters of credit and financial guarantees, $54,970,000 expires within one year.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

Critical Accounting Estimates

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates and the differences could be material. Periodically, the Company reviews all significant estimates and assumptions affecting the financial statements and records any necessary adjustments.

TIFFANY & CO.

The development and selection of critical accounting estimates and the related disclosures below have been reviewed with the Audit Committee of the Company's Board of Directors. The following critical accounting policies that rely on assumptions and estimates were used in the preparation of the Company's consolidated financial statements:

Inventory. The Company writes down its inventory for discontinued and slow-moving products. This write-down is equal to the difference between the cost of inventory and its estimated market value, and is based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs might be required. The Company has not made any material changes in the accounting methodology used to establish its reserve for discontinued and slow-moving products during the past three years. At January 31, 2014, a 10% change in the reserve for discontinued and slow-moving products would have resulted in a change of $6,411,000 in inventory and cost of sales.

Property, plant and equipment and intangibles assets and key money. The Company reviews its property, plant and equipment and intangibles assets and key money for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of these assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company did not record any material impairment charges in 2013, 2012 or 2011.

Goodwill. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed. A qualitative assessment is first performed for each reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, an evaluation, based upon discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions. The 2013, 2012 and 2011 evaluations resulted in no impairment charges.

Notes receivables and other financing arrangements. The Company may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements and projections and business, operational and other economic factors on a periodic basis. If the analyses indicate that the financing receivable is not recoverable, an impairment loss is recognized, in respect to all or a portion of the financing, during that period. The Company did not record any material impairment charges in 2013, 2012 or 2011.

Income taxes. The Company is subject to income taxes in both the U.S. and foreign jurisdictions. The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations. Significant judgments and estimates are required in determining the consolidated income tax expense. The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best assessment of estimated future taxes to be paid.

Foreign and domestic tax authorities periodically audit the Company's income tax returns. These audits often examine and test the factual and legal basis for positions the Company has taken in its tax filings with respect to its tax liabilities, including the timing and amount of deductions and the allocation of income among various tax jurisdictions ("tax filing positions"). Management believes that its tax filing positions are reasonable and legally supportable. However, in specific cases, various tax authorities may take a contrary position. In evaluating the exposures associated with the Company's various tax filing

TIFFANY & CO.

positions, management records reserves using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken. Earnings could be affected to the extent the Company prevails in matters for which reserves have been established or is required to pay amounts in excess of established reserves.

In evaluating the Company's ability to recover its deferred tax assets within the jurisdiction from which they arise, management considers all available evidence. The Company records valuation allowances when management determines it is more likely than not that deferred tax assets will not be realized in the future.

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

The Company used discount rates of 4.50% to determine its 2013 pension expense for all U.S. plans and 4.50% to determine its 2013 postretirement expense. Holding all other assumptions constant, a 0.5% increase in the discount rate would have decreased 2013 pension and postretirement expenses by $5,678,000 and $527,000. A decrease of 0.5% in the discount rate would have increased the 2013 pension and postretirement expenses by $6,307,000 and $770,000. The discount rate is subject to change each year, consistent with changes in the yield on applicable high-quality, long-term corporate bonds. Management selects a discount rate at which pension and postretirement benefits could be effectively settled based on (i) an analysis of expected benefit payments attributable to current employment service and (ii) appropriate yields related to such cash flows.

The Company used an expected long-term rate of return of 7.50% to determine its 2013 pension expense. Holding all other assumptions constant, a 0.5% change in the long-term rate of return would have changed the 2013 pension expense by $1,483,000. The expected long-term rate of return on pension plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan's current asset mix, investment strategy and the historical performance of plan assets.

For postretirement benefit measurement purposes, 7.00% (for pre-age 65 retirees) and 6.25% (for post-age 65 retirees) annual rates of increase in the per capita cost of covered health care were assumed for 2014. The rates were assumed to decrease gradually to 4.75% by 2020 and remain at that level thereafter. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the aggregate service and interest cost components of the 2013 postretirement expense.

NEW ACCOUNTING STANDARDS

See "Item 8. Financial Statements and Supplementary Data - Note B - Summary of Significant Accounting Policies."

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

Foreign Currency Risk

The Company may use foreign exchange forward contracts or put option contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The term of all outstanding foreign exchange forward contracts as of January 31, 2014 ranged from less than one month to 12 months. At January 31, 2014 and 2013, the fair value of the Company's outstanding foreign exchange forward and put option contracts were net assets of $6,453,000 and $18,968,000, respectively. At January 31, 2014, a 10% depreciation in the hedged foreign exchange rates from the prevailing market rates would have resulted in a liability with a fair value of approximately $10,000,000.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to minimize the effect of volatility in precious metal prices. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. At January 31, 2014 and 2013, the fair value of the Company's outstanding precious metal derivative instruments were net liabilities of $1,599,000 and net assets of $362,000, respectively. At January 31, 2014, a 10% depreciation in precious metal prices from the prevailing market rates would have resulted in a liability with a fair value of approximately $5,000,000.

TIFFANY & CO.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Tiffany & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of comprehensive earnings, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Tiffany & Co. and its subsidiaries (the "Company") at January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
April 1, 2014

TIFFANY & CO.

CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$345,778	$504,838
Short-term investments	21,257	1,363
Accounts receivable, less allowances of $10,337 and $9,710	188,814	173,998
Inventories, net	2,326,580	2,234,334
Deferred income taxes	101,012	79,508
Prepaid expenses and other current assets	244,947	157,548
Total current assets	3,228,388	3,151,589

Property, plant and equipment, net	855,095	818,838
Deferred income taxes	278,390	306,385
Other assets, net	390,478	354,038
	$4,752,351	$4,630,850
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$252,365	$194,034
Accounts payable and accrued liabilities	342,090	295,424
Income taxes payable	31,976	30,487
Merchandise and other customer credits	70,309	66,647
Total current liabilities	696,740	586,592

Long-term debt	751,154	765,238
Pension/postretirement benefit obligations	268,112	361,246
Deferred gains on sale-leasebacks	81,865	96,724
Other long-term liabilities	220,512	209,732

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 128,312 and 126,934	1,283	1,269
Additional paid-in capital	1,095,304	1,019,997
Retained earnings	1,682,398	1,671,341
Accumulated other comprehensive loss, net of tax	(58,548)	(93,875)
Total Tiffany & Co. stockholders' equity	2,720,437	2,598,732
Non-controlling interests	13,531	12,586
Total stockholders' equity	2,733,968	2,611,318
	$4,752,351	$4,630,850

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended January 31,
(in thousands, except per share amounts)	2014	2013	2012
Net sales	$4,031,130	$3,794,249	$3,642,937
Cost of sales	1,690,687	1,630,965	1,491,783
Gross profit	2,340,443	2,163,284	2,151,154
Selling, general and administrative expenses	1,555,903	1,466,067	1,442,728
Arbitration award expense	480,211	—	—
Earnings from operations	304,329	697,217	708,426
Interest expense and financing costs	62,654	59,069	48,574
Other income, net	13,191	5,428	5,099
Earnings from operations before income taxes	254,866	643,576	664,951
Provision for income taxes	73,497	227,419	225,761
Net earnings	$181,369	$416,157	$439,190
Net earnings per share:
Basic	$1.42	$3.28	$3.45
Diluted	$1.41	$3.25	$3.40
Weighted-average number of common shares:
Basic	127,835	126,737	127,397
Diluted	128,867	127,934	129,083

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Years Ended January 31,
(in thousands)	2014	2013	2012
Net earnings	$181,369	$416,157	$439,190
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(27,218)	(5,145)	7,794
Unrealized gain (loss) on marketable securities	828	1,719	(12)
Unrealized (loss) gain on hedging instruments	(3,400)	5,522	(7,537)
Net unrealized gain (loss) on benefit plans	65,117	(10,841)	(72,810)
Total other comprehensive earnings (loss), net of tax	35,327	(8,745)	(72,565)
Comprehensive earnings	$216,696	$407,412	$366,625

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
(in thousands)				Shares	Amount
Balances, January 31, 2011	$2,177,475	$1,324,804	$(12,565)	126,969	$1,269	$863,967	$—
Exercise of stock options and vesting of restricted stock units ("RSUs")	65,566	—	—	2,272	23	65,543	—
Tax effect of exercise of stock options and vesting of RSUs	20,944	—	—	—	—	20,944	—
Share-based compensation expense	30,753	—	—	—	—	30,753	—
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings ("EPSRS") Plan	4,500	—	—	64	1	4,499	—
Purchase and retirement of Common Stock	(174,118)	(158,601)	—	(2,629)	(26)	(15,491)	—
Cash dividends on Common Stock	(142,840)	(142,840)	—	—	—	—	—
Other comprehensive loss, net of tax	(72,565)	—	(72,565)	—	—	—	—
Net earnings	439,190	439,190	—	—	—	—	—
Balances, January 31, 2012	2,348,905	1,462,553	(85,130)	126,676	1,267	970,215	—
Exercise of stock options and vesting of RSUs	13,012	—	—	1,026	10	13,002	—
Tax effect of exercise of stock options and vesting of RSUs	11,730	—	—	—	—	11,730	—
Share-based compensation expense	27,224	—	—	—	—	27,224	—
Issuance of Common Stock under EPSRS Plan	3,150	—	—	45	—	3,150	—
Purchase and retirement of Common Stock	(54,107)	(48,775)	—	(813)	(8)	(5,324)	—
Cash dividends on Common Stock	(158,594)	(158,594)	—	—	—	—	—
Other comprehensive loss, net of tax	(8,745)	—	(8,745)	—	—	—	—
Net earnings	416,157	416,157	—	—	—	—	—
Non-controlling interests	12,586	—	—	—	—	—	12,586
Balances, January 31, 2013	2,611,318	1,671,341	(93,875)	126,934	1,269	1,019,997	12,586
Exercise of stock options and vesting of RSUs	27,895	—	—	1,378	14	27,881	—
Tax effect of exercise of stock options and vesting of RSUs	14,922	—	—	—	—	14,922	—
Share-based compensation expense	32,504	—	—	—	—	32,504	—
Cash dividends on Common Stock	(170,312)	(170,312)	—	—	—	—	—
Other comprehensive earnings, net of tax	35,327	—	35,327	—	—	—	—
Net earnings	181,369	181,369	—	—	—	—	—
Non-controlling interests	945	—	—	—	—	—	945
Balances, January 31, 2014	$2,733,968	$1,682,398	$(58,548)	128,312	$1,283	$1,095,304	$13,531

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$181,369	$416,157	$439,190
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	180,629	163,649	145,934
Lease exit charge	—	—	30,884
Amortization of gain on sale-leasebacks	(9,453)	(10,812)	(10,976)
Excess tax benefits from share-based payment arrangements	(14,876)	(11,763)	(18,771)
Provision for inventories	31,667	32,228	30,665
Deferred income taxes	(27,855)	(19,282)	(50,768)
Provision for pension/postretirement benefits	48,980	46,008	33,457
Share-based compensation expense	32,188	26,938	30,447
Changes in assets and liabilities:
Accounts receivable	(23,239)	(1,393)	5,495
Inventories	(168,273)	(233,700)	(459,416)
Prepaid expenses and other current assets	(14,654)	(22,121)	(5,893)
Other assets, net	(21,333)	(4,561)	(11,371)
Accounts payable and accrued liabilities	45,413	(13,680)	39,862
Income taxes payable	(70,143)	(16,559)	17,551
Merchandise and other customer credits	4,711	1,640	(2,988)
Other long-term liabilities	(20,479)	(24,459)	(2,696)
Net cash provided by operating activities	154,652	328,290	210,606
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(23,460)	(15,226)	(40,912)
Proceeds from sales of marketable securities and short-term investments	—	19,289	96,051
Capital expenditures	(221,452)	(219,530)	(239,443)
Notes receivable funded	(3,050)	(8,015)	(56,605)
Proceeds from notes receivable	1,181	—	—
Payments to acquire intangible assets	—	(82,664)	—
Payment for acquisition	—	(25,000)	—
Other	—	—	(1,674)
Net cash used in investing activities	(246,781)	(331,146)	(242,583)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	49,883	47,278	13,548
Proceeds from other credit facility borrowings	89,806	40,298	61,020
Repayment of other credit facility borrowings	(69,737)	(361)	(4,517)
Repayment of long-term debt	—	(60,000)	(58,915)
Proceeds from issuance of long-term debt	—	250,000	—
Payment for settlement of interest rate swaps	—	(29,335)	—
Net proceeds received from termination of interest rate swap	—	—	9,527
Repurchase of Common Stock	—	(54,107)	(174,118)
Proceeds from exercised stock options	27,895	13,012	65,566
Excess tax benefits from share-based payment arrangements	14,876	11,763	18,771
Cash dividends on Common Stock	(170,312)	(158,594)	(142,840)
Proceeds from non-controlling interest	—	12,750	—
Distribution to non-controlling interest	(666)	—	—
Financing fees	(7,171)	(1,258)	(1,859)
Net cash (used in) provided by financing activities	(65,426)	71,446	(213,817)
Effect of exchange rate changes on cash and cash equivalents	(1,505)	2,294	(1,843)
Net (decrease)/increase in cash and cash equivalents	(159,060)	70,884	(247,637)
Cash and cash equivalents at beginning of year	504,838	433,954	681,591
Cash and cash equivalents at end of year	$345,778	$504,838	$433,954
See notes to consolidated financial statements.

TIFFANY & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	NATURE OF BUSINESS

Tiffany & Co. is a holding company that operates through its subsidiary companies (the "Company"). The Company's principal subsidiary, Tiffany and Company ("Tiffany"), is a jeweler and specialty retailer whose principal merchandise offering is jewelry. The Company also sells timepieces, leather goods, sterling silverware, china, crystal, stationery, fragrances and accessories. Through Tiffany and other subsidiaries, the Company is engaged in product design, manufacturing and retailing activities.

The Company's reportable segments are as follows:

•
Americas includes sales in Company-operated TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

•	Asia-Pacific includes sales in Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

•	Europe includes sales in Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which consists of retail sales in five TIFFANY & CO. stores in the United Arab Emirates ("U.A.E.") which were converted from independently-operated to Company-operated stores in July 2012, and wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain markets, primarily in the Middle East, and through January 2014 in Russia. In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs as well as earnings received from third-party licensing agreements.

B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year ends on January 31 of the following calendar year. All references to years relate to fiscal years rather than calendar years.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents include highly liquid investments with an original maturity of three months or less and consist of time deposits and/or money market fund investments with a number of U.S. and non-U.S. financial institutions with high credit ratings. The Company's policy restricts the amount invested with any one institution.

Short-term Investments

Short-term investments are classified as available-for-sale and are carried at fair value. At January 31, 2014, the Company's short-term available-for-sale investments consisted entirely of time deposits. At the time of purchase, management determines the appropriate classification of these investments and re-evaluates such designation as of each balance sheet date.

Receivables and Financing Arrangements

Receivables. The Company maintains an allowance for doubtful accounts for estimated losses associated with the accounts receivable recorded on the balance sheet. The allowance is determined based on a combination of factors including, but not limited to, the length of time that the receivables are past due, the Company's knowledge of the customer, economic and market conditions and historical write-off experiences.

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), the Company uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. The Company classifies a Credit Card account as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all Credit Card Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At January 31, 2014 and 2013, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net) was $59,278,000 and $56,344,000, of which 97% and 98% were considered current, respectively. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $1,000,000 at January 31, 2014 and $1,500,000 at January 31, 2013) was determined based on the factors discussed above. Finance charges earned on Credit Card accounts are not significant.

Financing Arrangements. The Company may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output (see "Note K - Commitments and Contingencies"). Management evaluates these and any other financing arrangements that may arise for potential impairment by reviewing the parties' financial statements and projections and business, operational and other economic factors on a periodic basis. At January 31, 2014 and 2013, the current portion of the carrying amount of financing arrangements including accrued interest was $14,208,000

TIFFANY & CO.

and $12,979,000 and was recorded in prepaid expenses and other current assets. At January 31, 2014 and 2013, the non-current portion of the carrying amount of financing arrangements including accrued interest was $58,786,000 and $53,984,000 and was included in other assets, net. The Company recorded no material impairment charges on such loans as of January 31, 2014 and 2013.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Machinery and Equipment	5-15 years
Office Equipment	3-8 years
Furniture and Fixtures	2-10 years

Leasehold improvements and building improvements are amortized over the shorter of their estimated useful lives (ranging from 8-10 years) or the related lease terms or building life, respectively. Maintenance and repair costs are charged to earnings while expenditures for major renewals and improvements are capitalized. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company's capitalized interest costs were not significant in 2013, 2012 or 2011.

Intangible Assets and Key Money

Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives which range from 14 to 20 years. Intangible assets are reviewed for impairment in accordance with the Company's policy for impairment of long-lived assets (see "Impairment of Long-Lived Assets" below).

Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease for a certain property. Key money represents the "right to lease" with an automatic right of renewal. This right can be subsequently sold by the Company or can be recovered should the landlord refuse to allow the automatic right of renewal to be exercised. Key money is amortized over the estimated useful life, 39 years.

The following table summarizes intangible assets and key money, included in other assets, net, as follows:

	January 31, 2014		January 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product rights	$59,409	$(9,405)	$59,409	$(6,388)
Key money deposits	39,588	(1,722)	39,632	(719)
Trademarks	2,452	(2,452)	3,452	(3,078)
	$101,449	$(13,579)	$102,493	$(10,185)

TIFFANY & CO.

In December 2012, the Company made a $47,059,000 payment to Elsa Peretti to retain an exclusive license in all of the countries in which Peretti-designed jewelry and products are currently sold, to make, have made, advertise and sell these items, which are made in conformance to Ms. Peretti's proprietary designs and bear her trademarks. These product rights acquired are being amortized over 20 years.

Amortization of intangible assets and key money for the years ended January 31, 2014, 2013 and 2012 was $4,172,000, $1,685,000 and $1,263,000. Amortization expense is estimated to be approximately $4,200,000 in each of the next five years.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill is evaluated for impairment annually in the fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. A qualitative assessment is first performed for each reporting unit to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation, based on discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions. If the quantitative evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. At January 31, 2014 and 2013, goodwill, included in other assets, net, consisted of the following by segment:

(in thousands)	Americas	Asia-Pacific	Japan	Europe	Other	Total
January 31, 2012	$12,422	$287	$1,132	$1,115	$—	$14,956
Acquisition	—	—	—	—	24,493	24,493
Translation	(54)	(7)	(29)	(7)	412	315
January 31, 2013	12,368	280	1,103	1,108	24,905	39,764
Translation	(13)	(2)	(6)	(2)	(5)	(28)
January 31, 2014	$12,355	$278	$1,097	$1,106	$24,900	$39,736

In July 2012, the Company acquired the net assets associated with five existing independently-operated TIFFANY & CO. stores located in the U.A.E. for $25,000,000, of which $24,493,000 was allocated to goodwill. See "Note C - Acquisition" for further details.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets (such as property, plant and equipment) other than goodwill for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with the estimated future undiscounted cash flows. If the comparisons indicate that the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company recorded no material impairment charges in 2013, 2012 or 2011.

Hedging Instruments

The Company uses derivative financial instruments to mitigate a portion of its foreign currency, precious metal price and interest rate exposures. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction.

TIFFANY & CO.

Marketable Securities

The Company's marketable securities, recorded within other assets, net, are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are recorded in other income, net. The marketable securities are held for an indefinite period of time, but may be sold in the future as changes in market conditions or economic factors occur. The fair value of the marketable securities is determined based on prevailing market prices. The Company recorded $4,889,000 and $4,144,000 of gross unrealized gains and $804,000 and $1,293,000 of gross unrealized losses within accumulated other comprehensive loss as of January 31, 2014 and 2013.

The amount reclassified from other comprehensive earnings was determined on the basis of specific identification.

The Company's marketable securities primarily consist of investments in mutual funds. When evaluating the marketable securities for other-than-temporary impairment, the Company reviews factors such as the length of time and the extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company's ability and intent to hold the investments for a period of time which may be sufficient for anticipated recovery in market value. Based on the Company's evaluations, it determined that any unrealized losses on its outstanding mutual funds were temporary in nature and, therefore, did not record any impairment charges as of January 31, 2014, 2013 or 2012.

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

Revenue Recognition

Sales are recognized at the "point of sale," which occurs when merchandise is taken in an "over-the-counter" transaction or upon receipt by a customer in a shipped transaction, such as through the Internet and catalog channels. Revenue associated with gift cards and merchandise credits is recognized upon redemption. Sales are reported net of returns, sales tax and other similar taxes. Shipping and handling fees billed to customers are included in net sales. The Company maintains a reserve for potential product returns and it records, as a reduction to sales and cost of sales, its provision for estimated product returns, which is determined based on historical experience.

Additionally, outside of the U.S., the Company operates certain TIFFANY & CO. stores within various department stores. Sales transacted at these store locations are recognized at the "point of sale." The Company and these department store operators have distinct responsibilities and risks in the operation of such TIFFANY & CO. stores. The Company (i) owns and manages the merchandise; (ii) establishes retail prices; (iii) has merchandising, marketing and display responsibilities; and (iv) in almost all locations provides retail staff and bears the risk of inventory loss. The department store operators (i) provide and maintain store facilities; (ii) in almost all locations assume retail credit and certain other risks; and (iii) act for the Company in the sale of merchandise. In return for their services and use of their facilities, the

TIFFANY & CO.

department store operators retain a portion of net retail sales made in TIFFANY & CO. stores which is recorded as commission expense within selling, general and administrative expenses.

Cost of Sales

Cost of sales includes costs to internally manufacture merchandise (primarily metal, gemstones, labor and overhead), costs related to the purchase of merchandise from third-parties, inbound freight, purchasing and receiving, inspection, warehousing, internal transfers and other costs associated with distribution and merchandising. Cost of sales also includes royalty fees paid to outside designers and customer shipping and handling charges.

Selling, General and Administrative ("SG&A") Expenses

SG&A expenses include costs associated with the selling and marketing of products as well as administrative expenses. The types of expenses associated with these functions are store operating expenses (such as labor, rent and utilities), advertising and other corporate level administrative expenses.

Advertising, Marketing, Public and Media Relations Costs

Advertising, marketing, public and media relations costs include media, production, catalogs, Internet, marketing events, visual merchandising costs (in-store and window displays) and other related costs. In 2013, 2012 and 2011, these costs totaled $247,466,000, $242,524,000 and $234,050,000, representing 6.1%, 6.4% and 6.4% of worldwide net sales in each of those periods. Media and production costs for print and digital advertising are expensed as incurred, while catalog costs are expensed upon first distribution.

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

Foreign Currency

The functional currency of most of the Company's foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of other comprehensive earnings within stockholders' equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded a net gain (loss) resulting from foreign currency transactions of $4,672,000, ($2,147,000) and ($54,000) in 2013, 2012 and 2011 within other income, net. Included within the amount for 2013 was a $7,489,000 transaction gain related to amounts associated with the award issued in the arbitration between the Swatch Group Ltd. and the Company.

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

In evaluating the exposures associated with the Company's various tax filing positions, management records reserves using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken.

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

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Net earnings for basic and diluted EPS	$181,369	$416,157	$439,190
Weighted-average shares for basic EPS	127,835	126,737	127,397
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	1,032	1,197	1,686
Weighted-average shares for diluted EPS	128,867	127,934	129,083

For the years ended January 31, 2014, 2013 and 2012, there were 422,000, 869,000 and 401,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

TIFFANY & CO.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a recorded deferred tax asset for a net operating loss ("NOL"), tax credit or similar carryforward. If no such carryforwards are recorded or intended to be used, the unrecognized tax benefit should be presented in the financial statements as a liability. The new guidance is effective for fiscal years beginning after December 15, 2013 and will not have a material effect on the Company's financial position or earnings.

C.    ACQUISITION

In July 2012, the Company, through a venture with its former independent distributor, Damas Jewellery LLC ("Damas"), acquired the net assets associated with five existing independently-operated TIFFANY & CO. stores located in the U.A.E. for $25,000,000, of which $24,493,000 was allocated to goodwill and the remainder to other tangible assets and liabilities. All of the goodwill associated with the transaction would be deductible for tax purposes; however, the Company does not expect to receive a tax benefit as the U.A.E. does not impose a corporate income tax. The purchase resulted in the recognition of goodwill because the acquisition (i) enabled the Company to immediately integrate five existing TIFFANY & CO. stores into its worldwide store network and (ii) will enhance awareness of the Company's brand in the U.A.E.

In accordance with the agreement, the Company owns 49% of the common shares of the venture with Damas and will be entitled to 75% of the profits or losses of the venture. The Company is responsible for all merchandise assortment and pricing, advertising and promotional activities, staffing, store design and visual display and financial services. The Company has evaluated the variable interest entity consolidation requirements with respect to this transaction and has determined that the Company is the primary beneficiary as it has both the power to direct the activities that most significantly affect the venture's economic performance, as well as the obligation to absorb losses of and the right to receive benefits that are significant to the venture. Therefore, the results of the venture are consolidated within the financial results of the Company. Income or loss attributable to the non-controlling interests is presented within other income, net as the amount is not material. The results of the venture and the associated goodwill are included within the Other non-reportable segment.

TIFFANY & CO.

D.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Interest, net of interest capitalization	$58,532	$49,785	$44,799
Income taxes	$160,736	$266,829	$250,620

Supplemental noncash investing and financing activities:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	$	$3,150	$4,500

E.	INVENTORIES

	January 31,
(in thousands)	2014	2013
Finished goods	$1,333,926	$1,291,235
Raw materials	874,799	790,732
Work-in-process	117,855	152,367
Inventories, net	$2,326,580	$2,234,334

F.	PROPERTY, PLANT AND EQUIPMENT

	January 31,
(in thousands)	2014	2013
Land	$42,710	$42,707
Buildings	118,622	118,687
Leasehold and building improvements	990,488	914,737
Office equipment	517,622	460,968
Furniture and fixtures	246,751	224,750
Machinery and equipment	141,880	135,637
Construction-in-progress	40,569	24,509
	2,098,642	1,921,995
Accumulated depreciation and amortization	(1,243,547)	(1,103,157)
	$855,095	$818,838

The provision for depreciation and amortization for the years ended January 31, 2014, 2013 and 2012 was $171,452,000, $159,018,000 and $149,109,000.

TIFFANY & CO.

G.	ACCOUNTS PAYABLE AND ACCRUED LIABILTIES

	January 31,
(in thousands)	2014	2013
Accounts payable - trade	$116,601	$122,101
Accrued compensation and commissions	86,549	58,030
Accrued sales, withholding and other taxes	23,935	22,278
Other	115,005	93,015
	$342,090	$295,424

H.	DEBT

		January 31,
(in thousands)	2014	2013
Short-term borrowings:
Credit Facilities	$119,212	$78,028
Other credit facilities	133,153	116,006
	$252,365	$194,034

Long-term debt:
Unsecured Senior Notes:
2008 9.05% Series A, due December 2015 [a,b]	$103,804	$105,598
2009 10.00% Series A, due April 2018 [a]	50,000	50,000
2009 10.00% Series A, due February 2017 [a]	125,000	125,000
2009 10.00% Series B, due February 2019 [a]	125,000	125,000
2010 1.72% Notes, due September 2016 [a,c]	97,350	109,640
2012 4.40% Series B Notes, due July 2042 [d]	250,000	250,000
	$751,154	$765,238

[a]	The agreements require lump sum repayments upon maturity.

[b]
These Notes were issued, at par, $100,000,000. In 2009, the Company entered into an interest rate swap to effectively convert this fixed rate obligation to a floating rate obligation. The Company terminated the interest rate swap in 2011 and is amortizing the remaining gain on the swap until the debt maturity.

[c]	These Notes were issued, at par, ¥10,000,000,000.

[d]	The agreement requires repayments of $50,000,000 every five years beginning in 2022.

Credit Facilities

In December 2011, the Company entered into a three-year $200,000,000 and a five-year $200,000,000 multi-bank, multi-currency, committed unsecured revolving credit facility (the "Credit Facilities"). In July 2012, the commitments were each increased to $275,000,000, resulting in a total borrowing capacity of $550,000,000. The Credit Facilities are available for working capital and other corporate purposes. Under the Credit Facilities, borrowings may be made from 10 participating banks at interest rates based upon

TIFFANY & CO.

either (i) local currency borrowing rates or (ii) the Federal Funds Rate plus 0.5%, whichever is higher, plus a margin based on the Company's leverage ratio. At January 31, 2014, there were $119,212,000 of borrowings outstanding, $3,952,000 letters of credit issued but not outstanding and $426,836,000 available for borrowing under the Credit Facilities. The weighted-average interest rate was 2.35% and 2.04% at January 31, 2014 and 2013. The three-year credit facility will expire in December 2014. The five-year credit facility will expire in December 2016.

Other Credit Facilities

Tiffany-Shanghai Credit Agreement. In July 2013, the Company's wholly-owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 930,000,000 ($153,457,000 at January 31, 2014). The Tiffany-Shanghai Credit Agreement is available for Tiffany-Shanghai's general working capital requirements, which included repayment of a portion of the indebtedness under Tiffany-Shanghai's existing bank loan facilities. The six lenders that are party to the Tiffany-Shanghai Credit Agreement will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China. There was $57,753,000 outstanding and $95,704,000 available to be borrowed under the Tiffany-Shanghai Credit Agreement at January 31, 2014. The interest rate applicable to the outstanding borrowings at January 31, 2014 was 6.0%. The Tiffany-Shanghai Credit Agreement matures in July 2016. In connection with this agreement, the Company entered into a guaranty agreement by and between the Company and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty").

Other. The Company has various other revolving credit facilities, primarily in Japan and China. At January 31, 2014, the facilities totaled $118,400,000, of which $75,400,000 was outstanding at a weighted-average interest rate of 2.96%. At January 31, 2013, the facilities totaled $123,885,000, of which $116,006,000 was outstanding at a weighted-average interest rate of 3.74%.

Debt Covenants

The Unsecured Senior Notes agreements require maintenance of specific financial covenants and ratios and limit certain changes to indebtedness and the general nature of the business, in addition to other requirements customary to such borrowings.

The Credit Facilities, the Tiffany-Shanghai Credit Agreement and the Guaranty include specific financial covenants and ratios and limit certain payments, investments and indebtedness, in addition to other requirements and limitations customary to such borrowings.

In January 2014, the Company entered into amendments to each of the Credit Facilities, each of the Unsecured Senior Notes agreements and the Guaranty which were required as a result of the issuance of the Arbitration Award (see "Note K - Commitments and Contingencies"). These amendments: (i) provided that only half of the Arbitration Award amount would be included in the ratio used to determine the interest rate for borrowings and for the facility fee, in each case under the Credit Facilities; (ii) extended the time in which a judgment or decree may be paid, stayed on appeal, discharged, bonded or dismissed before an event of default would arise; (iii) amended certain financial definitions to exclude the impact of the Arbitration Award from the calculation of certain financial covenants; and (iv) waived certain defaults and events of default that had arisen in connection with the issuance of the Arbitration Award.

At January 31, 2014, the Company was in compliance with all debt covenants. In the event of any default of payment or performance obligations extending beyond applicable cure periods under the provisions of any one of the Credit Facilities, Unsecured Senior Notes, the Tiffany-Shanghai Credit Agreement and other loan agreements, such agreements may be terminated or payment of the debt accelerated. Further, each

TIFFANY & CO.

of the Credit Facilities, Unsecured Senior Notes, the Tiffany-Shanghai Credit Agreement and certain other loan agreements contain cross default provisions permitting the termination and accelerations of the loans, or acceleration of the notes, as the case may be, in the event that certain of the Company's other debt obligations are terminated or accelerated prior to the expressed maturity.

Long-Term Debt Maturities

Aggregate maturities of long-term debt as of January 31, 2014 are as follows:

Years Ending January 31,	Amount (in thousands)
2015	$
2016	103,804
2017	97,350
2018	125,000
2019	50,000
Thereafter	375,000
$751,154

Letters of Credit

The Company has available letters of credit and financial guarantees of $70,151,000 of which $26,534,000 was outstanding at January 31, 2014. Of those available letters of credit and financial guarantees, $54,970,000 expires within one year. These amounts do not include letters of credit issued under the Credit Facilities.

I.    HEDGING INSTRUMENTS

Background Information

The Company uses derivative financial instruments, including interest rate swaps, forward contracts and put option contracts to mitigate a portion of its exposures to changes in interest rates, foreign currency and precious metal prices. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. If a derivative instrument meets certain hedge accounting criteria, it is designated as one of the following on the date it is entered into:

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

TIFFANY & CO.

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

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250,000,000 of additional debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2012 and paid $29,335,000.

Foreign Exchange Forward and Put Option Contracts – The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. For put option contracts, if the market exchange rate at the time of the put option contract's expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The Company assesses hedge effectiveness based on the total changes in the foreign exchange forward and put option contracts' cash flows. These foreign exchange forward contracts and put option contracts are designated and accounted for as either cash flow hedges or economic hedges that are not designated as hedging instruments.

As of January 31, 2014, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $162,625,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $58,392,000. The term of all outstanding foreign exchange forward and put option contracts as of January 31, 2014 ranged from less than one month to 12 months.

Precious Metal Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to minimize the effect of volatility in precious metal prices. The Company accounts for its precious metal forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal forward contracts' cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of January 31, 2014, there were precious metal derivative instruments outstanding for approximately 16,000 ounces of platinum and 513,000 ounces of silver.

TIFFANY & CO.

Information on the location and amounts of derivative gains and losses in the consolidated financial statements is as follows:

	Years Ended January 31,
	2014		2013
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Loss Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$16,184	$17,660	$24,750	$(4,221)
Put option contracts [a]	1,241	2,201	966	(129)
Precious metal forward contracts [a]	(8,709)	(4,376)	(3,644)	(6,842)
Forward-starting interest rate swaps [b]	—	(1,535)	(26,511)	(928)
	$8,716	$13,950	$(4,439)	$(12,120)

[a]	The gain or loss recognized in earnings is included within Cost of sales.

[b]	The gain or loss recognized in earnings is included within Interest expense and financing costs.

The gains and losses on derivatives not designated as hedging instruments were not significant in the years ended January 31, 2014 and 2013. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended January 31, 2014 and 2013. The Company expects approximately $11,700,000 of net pre-tax derivative gains included in accumulated other comprehensive income at January 31, 2014 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

For information regarding the location and amount of the derivative instruments in the Consolidated Balance Sheet, see "Note J - Fair Value of Financial Instruments."

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

Level 3 – Unobservable inputs reflecting the reporting entity's own assumptions. Level 3 inputs are considered to carry the least weight within the fair value hierarchy due to substantial levels of judgment required in determining fair values.

The Company uses the market approach to measure fair value for its marketable securities, time deposits and derivative instruments. The Company's interest rate swaps were primarily valued using the 3-month LIBOR rate. The Company's foreign exchange forward contracts, as well as its put option contracts, are primarily valued using the appropriate foreign exchange spot rates. The Company's precious metal forward contracts are primarily valued using the relevant precious metal spot rate. For further information on the Company's hedging instruments and program, see "Note I - Hedging Instruments."

Financial assets and liabilities carried at fair value at January 31, 2014 are classified in the table below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Marketable securities [a]	$51,781	$51,781	$—	$—	$51,781
Time deposits [b]	21,257	21,257	—	—	21,257
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	53	—	53	—	53
Foreign exchange forward contracts [c]	6,699	—	6,699	—	6,699
Total financial assets	$79,790	$73,038	$6,752	$—	$79,790

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$1,652	$—	$1,652	$—	$1,652
Foreign exchange forward contracts [d]	246	—	246	—	246
Total financial liabilities	$1,898	$—	$1,898	$—	$1,898

TIFFANY & CO.

Financial assets and liabilities carried at fair value at January 31, 2013 are classified in the table below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Marketable securities [a]	$44,114	$44,114	$—	$—	$44,114
Time deposits [b]	1,363	1,363	—	—	1,363
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	1,066	—	1,066	—	1,066
Put option contracts [c]	1,449	—	1,449	—	1,449
Foreign exchange forward contracts [c]	17,177	—	17,177	—	17,177
Total financial assets	$65,169	$45,477	$19,692	$—	$65,169

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$704	$—	$704	$—	$704
Total financial liabilities	$704	$—	$704	$—	$704

[a]	Included within Other assets, net.

[b]	Included within Short-term investments.

[c]	Included within Prepaid expenses and other current assets.

[d]	Included within Accounts payable and accrued liabilities.

The fair value of derivatives not designated as hedging instruments was not significant in the years ended January 31, 2014 and 2013. The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $1,003,519,000 and $959,272,000 and the corresponding fair value was approximately $1,100,000,000 at both January 31, 2014 and 2013.

K.    COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office, distribution, retail and manufacturing facilities, land and equipment. Retail store leases may require the payment of minimum rentals and contingent rent based on a percentage of sales exceeding a stipulated amount. The lease agreements, which expire at various dates through 2062, are subject, in many cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass-through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices.

Rent-free periods and other incentives granted under certain leases and scheduled rent increases are charged to rent expense on a straight-line basis over the related terms of such leases. Lease expense includes predetermined rent escalations (including escalations based on the Consumer Price Index or

TIFFANY & CO.

other indices) and is recorded on a straight-line basis over the term of the lease. Adjustments to indices are treated as contingent rent and recorded in the period that such adjustments are determined.

The Company entered into sale-leaseback arrangements for its Retail Service Center, a distribution and administrative office facility in New Jersey, in 2005 and for the TIFFANY & CO. stores in Tokyo's Ginza shopping district and on London's Old Bond Street in 2007. These sale-leaseback arrangements resulted in total deferred gains of $144,505,000 which are being amortized in SG&A expenses over periods that range from 15 to 20 years. As of January 31, 2014, $81,865,000 of these deferred gains remained to be amortized.

In April 2010, Tiffany committed to a plan to consolidate and relocate its New York headquarters staff to a single leased location in Manhattan. The move occurred in June 2011. Tiffany sublet most of those previously occupied properties through the end of their lease terms which run through 2015, but has recovered only a portion of its rent obligations due to market conditions. Tiffany recorded expenses of $42,719,000 during the year ended January 31, 2012 (primarily within SG&A expenses), of which $30,884,000 was related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income. The remaining expense of $11,835,000 (primarily recorded in SG&A expenses) was due to the acceleration of the useful lives of certain property and equipment, incremental rent during the transition period and lease termination payments.

The following is a reconciliation of the accrued exit charges, recorded within other long-term liabilities, associated with the relocation:

(in thousands)
January 31, 2012	$23,980
Cash payments, net of estimated sublease income	(8,371)
Interest accretion	555
January 31, 2013	16,164
Cash payments, net of estimated sublease income	(6,072)
Interest accretion	373
January 31, 2014	$10,465

Rent expense for the Company's operating leases consisted of the following:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Minimum rent for retail locations	$146,109	$127,267	$107,814
Contingent rent based on sales	36,289	31,918	36,357
Office, distribution and manufacturing facilities and equipment [a]	42,466	38,156	71,624
	$224,864	$197,341	$215,795
a Expense in the year ended January 31, 2012 includes the $30,884,000 exit expense noted above.

In addition, the Company operates certain TIFFANY & CO. stores within various department stores outside the U.S. and has agreements where the department store operators provide store facilities and other services. The Company pays the department store operators a percentage fee based on sales generated in these locations (recorded as commission expense within SG&A expenses) which totaled $117,079,000, $120,967,000 and $115,728,000 in 2013, 2012 and 2011, and which are not included in the table above.

TIFFANY & CO.

Aggregate annual minimum rental payments under non-cancelable operating leases are as follows:

Years Ending January 31,	Annual Minimum Rental Payments (in thousands)
2015	$215,345
2016	186,309
2017	156,880
2018	138,832
2019	115,922
Thereafter	593,784

Diamond Sourcing Activities

The Company has agreements with various diamond producers to purchase defined portions of their mines' output at prevailing fair market prices. Under those agreements, management anticipates that it will purchase approximately $200,000,000 of rough diamonds in 2014. Purchases beyond 2014 that are contingent upon mine production at then-prevailing fair market prices cannot be reasonably estimated. In addition, the Company will also purchase rough diamonds from other suppliers, although it has no contractual obligations to do so.

In consideration of these diamond supply agreements, the Company has provided financing to certain of these suppliers. In March 2011, Laurelton Diamonds, Inc. ("Laurelton"), a wholly-owned subsidiary of the Company, as lender, entered into a $50,000,000 amortizing term loan facility agreement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the "Mine") from which Laurelton now acquires diamonds. Koidu is required under the terms of the Loan to apply the proceeds of the Loan to capital expenditures necessary to increase the output of the Mine, among other purposes. As of July 31, 2011, the Loan was fully funded. On March 29, 2013, the Company entered into an amendment relating to the Loan, deferring principal and interest payments due in 2013 to subsequent years (the "2013 Amendment") and, on March 31, 2014, the Company entered into a further amendment providing that the principal payments due in 2014 shall be paid on a monthly basis rather than on a semi-annual basis. The Loan, as amended, is required to be repaid in full by March 2017 through monthly payments from March through December 2014 and semi-annual payments beginning in March 2015. Interest accrues at a rate per annum that is the greater of (i) LIBOR plus 3.5% or (ii) 4%. Koidu is also required to pay an additional 2% per annum of interest on the principal payments deferred pursuant to the 2013 Amendment, until such amounts are paid. In consideration of the Loan, Laurelton entered into a supply agreement, pursuant to which Laurelton is required to purchase at fair market value diamonds recovered from the Mine that meet Laurelton's quality standards. The assets of Koidu, including all equipment and rights in respect of the Mine, are subject to the security interest of a lender that is not affiliated with the Company. The Loan is partially secured by diamonds that have been extracted from the Mine and that have not been sold to third parties. The Company has evaluated the variable interest entity consolidation requirements with respect to this transaction and has determined that it is not the primary beneficiary, as it does not have the power to direct any of the activities that most significantly impact Koidu's economic performance.

The Company also provided financing of $3,050,000, $8,015,000 and $6,605,000 during the years ended January 31, 2014, 2013 and 2012 to other diamond mining and exploration companies.

TIFFANY & CO.

Contractual Cash Obligations and Contingent Funding Commitments

At January 31, 2014, the Company's contractual cash obligations and contingent funding commitments were for inventory purchases of $421,183,000 (which includes the $200,000,000 obligation discussed in Diamond Sourcing Activities above), as well as for other contractual obligations of $81,929,000 (primarily for fixed royalty commitments, construction-in-progress and packaging supplies).

Litigation

Arbitration Award. On December 21, 2013, an award was issued (the "Arbitration Award") in favor of The Swatch Group Ltd. ("Swatch") and its wholly-owned subsidiary Tiffany Watch Co. ("Watch Company"; Swatch and Watch Company, together, the "Swatch Parties") in an arbitration proceeding (the "Arbitration") between the Registrant and its wholly-owned subsidiaries, Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the "Tiffany Parties") and the Swatch Parties.

The Arbitration was initiated in June 2011 by the Swatch Parties, who sought damages for alleged breach of agreements entered into, by and among the Swatch Parties and the Tiffany Parties in December 2007 (the "Agreements"). The Agreements pertained to the development and commercialization of a watch business and, among other things, contained various licensing and governance provisions and approval requirements relating to business, marketing and branding plans and provisions allocating profits relating to sales of the watch business between the Swatch Parties and the Tiffany Parties.

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73,000,000 (or approximately $81,000,000 at January 31, 2014) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,200,000,000 at January 31, 2014) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120,000,000 (or approximately $133,000,000 at January 31, 2014) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $598,000,000 at January 31, 2014) (calculated based on alleged future lost profits of the Tiffany Parties).

The Arbitration hearing was held in October 2012 before a three-member arbitral panel convened in the Netherlands pursuant to the Arbitration Rules of the Netherlands Arbitration Institute (the "Rules"), and the Arbitration record was completed in February 2013.

Under the terms of the Arbitration Award, and at the request of the Swatch Parties and the Tiffany Parties, the Agreements were deemed terminated as of March 1, 2013. Pursuant to the Arbitration Award, the Tiffany Parties were ordered to pay the Swatch Parties damages of CHF 402,737,000 (the "Arbitration Damages"), as well as interest from June 30, 2012 to the date of payment, two-thirds of the cost of the

TIFFANY & CO.

Arbitration and two-thirds of the Swatch Parties' legal fees, expenses and costs. These amounts were paid in full in January 2014.

Additionally, in connection with the Arbitration Award, the Company amended the terms of certain credit facilities and Unsecured Senior Note agreements. See "Item 8. Financial Statements and Supplementary Data - Note H - Debt" for additional details of these amendments.

Prior to the ruling of the arbitral panel, no accrual was established in the Company's consolidated financial statements because management did not believe the likelihood of an award of damages to the Swatch Parties was probable. As a result of the ruling, in the fourth quarter of 2013, the Company recorded a charge of $480,211,000, which includes the damages, interest, and other costs associated with the ruling and which has been classified as Arbitration award expense in the consolidated statement of earnings.

On March 31, 2014, the Tiffany Parties took action in the courts of the Netherlands to annul the Arbitration Award. Generally, arbitration awards are final; however, Dutch law does provide for limited grounds on which arbitral awards may be set aside. The Tiffany Parties have petitioned to annul the Arbitration Award on these statutory grounds. These grounds include, for example, that the arbitral tribunal violated its mandate by changing the express terms of the Agreements.

Management expects that the annulment action will not be ultimately resolved for at least two years; however, if the Arbitration Award is finally annulled, management anticipates that the claims and counterclaims that formed the basis of the Arbitration, and potentially additional claims and counterclaims, will be litigated in court proceedings between and among the Swatch Parties and the Tiffany Parties. The identity and location of the courts that would hear such actions cannot be determined at this time.

In any such litigation, issues of liability and damages will be pled and determined without regard to the findings of the arbitral panel. As such, it is possible that the court could find that the Swatch Parties were in material breach of their obligations under the Agreements, that the Tiffany Parties were in material breach of their obligations under the Agreements or that neither the Swatch Parties nor the Tiffany Parties were in material breach. If the Swatch Parties’ claims of liability were accepted by the court, the damages award cannot be reasonably estimated at this time, but could exceed the Arbitration Damages and could have a material adverse effect on the Registrant’s consolidated financial statements or liquidity.

Management has not established any accrual in the Company's consolidated financial statements for the year ended January 31, 2014 related to the annulment process or any potential subsequent litigation because it does not believe that an annulment of the Arbitration Award and the subsequent award of damages exceeding the Arbitration Damages is probable.

Royalties payable to the Tiffany Parties by Watch Company under the Agreements were not significant in any year and watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2013, 2012 and 2011.

The Company is proceeding with plans to design, produce, market and distribute TIFFANY & CO. brand watches through a Swiss subsidiary. The effective development and growth of this watch business will require additional resources and will involve risks and uncertainties.

Other Matters. The Company is from time to time involved in routine litigation incidental to the conduct of its business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of patents and other intellectual property rights by the Company, litigation instituted by persons alleged to have been injured upon premises under the Company's control and litigation with present and former employees and customers. Although litigation with present and former employees is

TIFFANY & CO.

routine and incidental to the conduct of the Company's business, as well as for any business employing significant numbers of employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally-protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, the Company believes that litigation currently pending to which it is a party or to which its properties are subject will be resolved without any material adverse effect on the Company's financial position, earnings or cash flows.

Other

In the first quarter of 2013, the Company implemented specific cost-reduction initiatives and recorded $9,379,000 of expense within SG&A expenses. These cost-reduction initiatives included severance related to staffing reductions (all of which was paid by the end of the third quarter of 2013) and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

L.	RELATED PARTIES

The Company's Chairman of the Board and Chief Executive Officer is a member of the Board of Directors of The Bank of New York Mellon, which serves as the Company's lead bank for its Credit Facilities, provides other general banking services and serves as the trustee and an investment manager for the Company's pension plan. Fees paid to the bank for services rendered and interest on debt amounted to $1,569,000, $1,658,000 and $1,526,000 in 2013, 2012 and 2011.

M.    STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

	January 31,
(in thousands)	2014	2013
Accumulated other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments	$16,846	$44,064
Unrealized gain on marketable securities	2,677	1,849
Deferred hedging loss	(6,607)	(3,207)
Net unrealized loss on benefit plans	(71,464)	(136,581)
	$(58,548)	$(93,875)

TIFFANY & CO.

Additions to and reclassifications out of accumulated other comprehensive earnings are as follows:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Foreign currency translation adjustments	$(31,742)	$(11,567)	$9,997
Income tax benefit (expense)	4,524	6,422	(2,203)
Foreign currency adjustments, net of tax	(27,218)	(5,145)	7,794
Unrealized gain (loss) on marketable securities	1,234	2,640	(73)
Reclassification for loss included in net earnings [a]	—	6	54
Income tax (expense) benefit	(406)	(927)	7
Unrealized gain (loss) on marketable securities, net of tax	828	1,719	(12)
Unrealized gain (loss) on hedging instruments	8,716	(4,439)	(17,951)
Reclassification adjustment for (gain) loss included in net earnings [b]	(13,950)	12,168	5,901
Income tax benefit (expense)	1,834	(2,207)	4,513
Unrealized (loss) gain on hedging instruments, net of tax	(3,400)	5,522	(7,537)
Net actuarial gain (loss)	86,310	(34,520)	(125,814)
Amortization of net loss included in net earnings [c]	19,217	15,993	7,042
Amortization of prior service cost included in net earnings [c]	313	356	406
Income tax (expense) benefit	(40,723)	7,330	45,556
Net unrealized gain (loss) on benefit plans, net of tax	65,117	(10,841)	(72,810)
Total other comprehensive earnings (loss), net of tax	$35,327	$(8,745)	$(72,565)

[a]	These losses are reclassified into Other income, net.

[b]	These (gains) losses are reclassified into Interest expense and financing costs and Cost of sales (see "Note I - Hedging Instruments" for additional details).

[c]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note O - Employee Benefit Plans" for additional details).

Stock Repurchase Program

In January 2011, the Company's Board of Directors approved a stock repurchase program ("2011 Program") and terminated a previously existing program. The 2011 Program authorized the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The timing of repurchases and the actual number of shares to be repurchased depended on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions. The Company suspended share repurchases during the second quarter of 2012. In January 2013, the Board of Directors extended the expiration date of the 2011 Program to January 31, 2014. The 2011 Program expired on January 31, 2014.

TIFFANY & CO.

The Company's share repurchase activity was as follows:

	Years Ended January 31,
(in thousands, except per share amounts)	2014	2013	2012
Cost of repurchases	$—	$54,107	$174,118
Shares repurchased and retired	—	813	2,629
Average cost per share	$—	$66.54	$66.23

In March 2014 the Company's Board of Directors approved a new stock repurchase program (the "2014 Program") which authorizes the Company to repurchase up to $300,000,000 of its Common Stock through open market transactions. Purchases are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The program will expire on March 31, 2017.

Cash Dividends

The Company's Board of Directors declared quarterly dividends which, on an annual basis, totaled $1.34, $1.25 and $1.12 per share of Common Stock in 2013, 2012 and 2011.

On February 20, 2014, the Company's Board of Directors declared a quarterly dividend of $0.34 per share of Common Stock. This dividend will be paid on April 10, 2014 to stockholders of record on March 20, 2014.

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

The Company has granted time-vesting restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs") and stock options under the Employee Incentive Plan. Stock options vest primarily in increments of 25% per year over four years. RSUs and PSUs issued to the executive officers vest at the end of a three-year period. RSUs issued to other management employees vest primarily in increments of 25% per year over a four-year period. Vesting of all PSUs is contingent on the Company's performance against pre-set objectives established by the Compensation Committee of the Company's Board of Directors. The PSUs and RSUs require no payment from the employee. PSU and RSU payouts will be in shares of Company stock at vesting. Compensation expense is recognized using the fair market value at the date of grant and recorded ratably over the vesting period. However, PSU compensation expense may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Award holders are not entitled to receive dividends on unvested stock options, PSUs or RSUs.

TIFFANY & CO.

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

The Company uses newly-issued shares to satisfy stock option exercises and the vesting of PSUs and RSUs.

The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model and compensation expense is recognized ratably over the vesting period. The valuation model uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate the expected term of the option that represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date.

	Years Ended January 31,
	2014	2013	2012
Dividend yield	1.2%	1.6%	1.4%
Expected volatility	39.6%	42.2%	40.0%
Risk-free interest rate	1.4%	1.0%	1.5%
Expected term in years	5	6	6

A summary of the option activity for the Company's stock option plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2013	2,972,289	$45.68	6.17	$60,402
Granted	323,211	86.98
Exercised	(939,894)	34.91
Forfeited/canceled	(33,461)	57.04
Outstanding at January 31, 2014	2,322,145	$55.63	6.62	$65,033
Exercisable at January 31, 2014	1,490,688	$46.55	5.39	$54,304

The weighted-average grant-date fair value of options granted for the years ended January 31, 2014, 2013 and 2012 was $29.11, $21.78 and $22.46. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended January 31, 2014, 2013 and 2012 was $39,542,000, $14,359,000 and $65,268,000.

TIFFANY & CO.

A summary of the activity for the Company's RSUs is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2013	867,454	$53.05
Granted	323,783	68.66
Vested	(367,296)	45.02
Forfeited	(81,639)	57.93
Non-vested at January 31, 2014	742,302	$63.33

A summary of the activity for the Company's PSUs is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2013	988,818	$53.14
Granted	182,200	83.73
Vested	(148,960)	41.38
Forfeited/canceled	(143,020)	44.46
Non-vested at January 31, 2014	879,038	$63.27

The weighted-average grant-date fair value of RSUs granted for the years ended January 31, 2013 and 2012 was $66.18 and $57.89. The weighted-average grant-date fair value of PSUs granted for the years ended January 31, 2013 and 2012 was $59.85 and $57.34.

As of January 31, 2014, there was $70,164,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Employee Incentive Plan and Directors Option Plan. The expense is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of RSUs vested during the years ended January 31, 2014, 2013 and 2012 was $26,497,000, $21,752,000 and $21,333,000. The total fair value of PSUs vested during the years ended January 31, 2014, 2013 and 2012 was $10,192,000, $20,340,000 and $193,000.

Total compensation cost for stock-based compensation awards recognized in income and the related income tax benefit was $32,188,000 and $11,434,000 for the year ended January 31, 2014, $26,938,000 and $9,541,000 for the year ended January 31, 2013 and $30,447,000 and $11,073,000 for the year ended January 31, 2012. Total stock-based compensation cost capitalized in inventory was not significant.

O.	EMPLOYEE BENEFIT PLANS

Pensions and Other Postretirement Benefits

The Company maintains the following pension plans: a noncontributory defined benefit pension plan qualified in accordance with the Internal Revenue Service Code ("Qualified Plan") covering substantially all U.S. employees hired before January 1, 2006, a non-qualified unfunded retirement income plan ("Excess Plan") covering certain employees affected by Internal Revenue Service Code compensation limits, a non-qualified unfunded Supplemental Retirement Income Plan ("SRIP") covering executive officers of the Company and a noncontributory defined benefit pension plan ("Japan Plan") covering substantially all employees of Tiffany and Company Japan Inc.

TIFFANY & CO.

Qualified Plan benefits are based on (i) average compensation in the highest paid five years of the last 10 years of employment ("average final compensation") and (ii) the number of years of service. Participants with at least 10 years of service who retire after attaining age 55 may receive reduced retirement benefits. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. The Company made a $30,000,000 cash contribution to the Qualified Plan in 2013 and plans to contribute approximately $30,000,000 in 2014. However, this expectation is subject to change based on asset performance being significantly different than the assumed long-term rate of return on pension assets.

The Qualified Plan excludes all employees hired on or after January 1, 2006. Instead, employees hired on or after January 1, 2006 will be eligible to receive a defined contribution retirement benefit under the Employee Profit Sharing and Retirement Savings ("EPSRS") Plan (see "Employee Profit Sharing and Retirement Savings Plan" below). Employees hired before January 1, 2006 will continue to be eligible for and accrue benefits under the Qualified Plan.

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

The SRIP supplements the Qualified Plan, Excess Plan and Social Security by providing additional payments upon a participant's retirement. SRIP benefits are determined by a percentage of average final compensation; this percentage increases as specified service plateaus are achieved. Benefits payable under the Qualified Plan, Excess Plan and Social Security offset benefits payable under the SRIP. Under the SRIP, benefits vest when a participant both (i) attains age 55 while employed by the Company and (ii) has provided at least 10 years of service. Early vesting can occur on a change in control. In January 2009, the SRIP was amended to limit the circumstances in which early vesting can occur due to a change in control. Benefits under the SRIP are forfeited if benefits under the Excess Plan are forfeited.

Japan Plan benefits are based on monthly compensation and the number of years of service. Benefits are payable in a lump sum upon retirement, termination, resignation or death if the participant has completed at least three years of service.

The Company accounts for pension expense using the projected unit credit actuarial method for financial reporting purposes. The actuarial present value of the benefit obligation is calculated based on the expected date of separation or retirement of the Company's eligible employees.

The Company provides certain health-care and life insurance benefits ("Other Postretirement Benefits") for retired employees and accrues the cost of providing these benefits throughout the employees' active service period until they attain full eligibility for those benefits. Substantially all of the Company's U.S. full-time employees, hired on or before March 31, 2012, may become eligible for these benefits if they reach normal or early retirement age while working for the Company. The cost of providing postretirement health-care benefits is shared by the retiree and the Company, with retiree contributions evaluated annually and adjusted in order to maintain the Company/retiree cost-sharing target ratio. The life insurance benefits are noncontributory. The Company's employee and retiree health-care benefits are administered by an insurance company, and premiums on life insurance are based on prior years' claims experience.

TIFFANY & CO.

Obligations and Funded Status

The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the plans as of the measurement date:

	January 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$631,538	$548,641	$65,723	$61,835
Service cost	19,127	18,058	2,791	2,382
Interest cost	27,005	26,796	2,762	2,839
Participants' contributions	—	—	1,638	1,632
MMA retiree drug subsidy	—	—	97	131
Actuarial (gain) loss	(40,130)	59,910	(15,131)	442
Benefits paid	(19,794)	(18,770)	(3,157)	(3,538)
Translation	(1,876)	(3,097)	—	—
Benefit obligation at end of year	615,870	631,538	54,723	65,723
Change in plan assets:
Fair value of plan assets at beginning of year	331,181	266,734	—	—
Actual return on plan assets	53,276	46,174	—	—
Employer contribution	32,767	37,043	1,422	1,775
Participants' contributions	—	—	1,638	1,632
MMA retiree drug subsidy	—	—	97	131
Benefits paid	(19,794)	(18,770)	(3,157)	(3,538)
Fair value of plan assets at end of year	397,430	331,181	—	—
Funded status at end of year	$(218,440)	$(300,357)	$(54,723)	$(65,723)

The following tables provide additional information regarding the Company's pension plans' projected benefit obligations and assets (included in pension benefits in the table above) and accumulated benefit obligation:

	January 31, 2014
(in thousands)	Qualified	Excess/SRIP	Japan	Total
Projected benefit obligation	$501,178	$99,380	$15,312	$615,870
Fair value of plan assets	397,430	—	—	397,430
Funded status	$(103,748)	$(99,380)	$(15,312)	$(218,440)
Accumulated benefit obligation	$450,255	$70,847	$12,814	$533,916

TIFFANY & CO.

	January 31, 2013
(in thousands)	Qualified	Excess/SRIP	Japan	Total
Projected benefit obligation	$509,538	$105,503	$16,497	$631,538
Fair value of plan assets	331,181	—	—	331,181
Funded status	$(178,357)	$(105,503)	$(16,497)	$(300,357)
Accumulated benefit obligation	$457,363	$70,573	$13,820	$541,756

At January 31, 2014, the Company had a current liability of $5,051,000 and a non-current liability of $268,112,000 for pension and other postretirement benefits. At January 31, 2013, the Company had a current liability of $4,834,000 and a non-current liability of $361,246,000 for pension and other postretirement benefits.

Amounts recognized in accumulated other comprehensive loss consist of:

	January 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2014	2013	2014	2013
Net actuarial loss (gain)	$124,542	$214,725	$(2,477)	$12,867
Prior service cost (credit)	661	1,633	(4,398)	(5,057)
Total before tax	$125,203	$216,358	$(6,875)	$7,810

The estimated pre-tax amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost within the next 12 months is as follows:

(in thousands)	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$13,607	$30
Prior service cost (credit)	240	(673)
	$13,847	$(643)

TIFFANY & CO.

Components of Net Periodic Benefit Cost and
Other Amounts Recognized in Other Comprehensive Earnings

	Years Ended January 31,
	Pension Benefits			Other Postretirement Benefits
(in thousands)	2014	2013	2012	2014	2013	2012
Service cost	$19,127	$18,058	$14,105	$2,791	$2,382	$2,198
Interest cost	27,005	26,796	25,321	2,762	2,839	3,101
Expected return on plan assets	(22,240)	(20,416)	(18,716)	—	—	—
Amortization of prior service cost	972	1,015	1,065	(659)	(659)	(659)
Amortization of net loss	19,010	15,964	7,026	212	29	16
Net periodic benefit cost	43,874	41,417	28,801	5,106	4,591	4,656

Net actuarial (gain) loss	(71,179)	34,080	116,703	(15,131)	440	9,111
Recognized actuarial loss	(19,005)	(15,964)	(7,026)	(212)	(29)	(16)
Recognized prior service (cost) credit	(972)	(1,015)	(1,065)	659	659	659
Total recognized in other comprehensive earnings	(91,156)	17,101	108,612	(14,684)	1,070	9,754
Total recognized in net periodic benefit cost and other comprehensive earnings	$(47,282)	$58,518	$137,413	$(9,578)	$5,661	$14,410

Assumptions

Weighted-average assumptions used to determine benefit obligations:

	January 31,
	2014	2013
Discount rate:
Qualified Plan	4.75%	4.50%
Excess Plan/SRIP	5.00%	4.50%
Japan Plan	1.25%	1.25%
Other Postretirement Benefits	5.00%	4.50%
Rate of increase in compensation:
Qualified Plan	2.75%	2.75%
Excess Plan	4.25%	4.25%
SRIP	7.25%	7.25%
Japan Plan	1.00%	1.00%

TIFFANY & CO.

Weighted-average assumptions used to determine net periodic benefit cost:

	Years Ended January 31,
	2014	2013	2012
Discount rate:
Qualified Plan	4.50%	5.00%	6.00%
Excess Plan/SRIP	4.50%	5.00%	6.00%
Japan Plan	1.25%	1.50%	1.75%
Other Postretirement Benefits	4.50%	5.25%	6.25%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation:
Qualified Plan	2.75%	2.75%	3.50%
Excess Plan	4.25%	4.25%	5.00%
SRIP	7.25%	7.25%	8.00%
Japan Plan	1.00%	1.00%	1.25%

The expected long-term rate of return on Qualified Plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan's current asset mix, investment strategy and the historical performance of plan assets.

For postretirement benefit measurement purposes, 7.00% (for pre-age 65 retirees) and 6.25% (for post-age 65 retirees) annual rates of increase in the per capita cost of covered health care were assumed for 2014. The rates were assumed to decrease gradually to 4.75% by 2020 and remain at that level thereafter.

Assumed health-care cost trend rates affect amounts reported for the Company's postretirement health-care benefits plan. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the Company's accumulated postretirement benefit obligation or the aggregate service and interest cost components of the 2013 postretirement expense.

Plan Assets

The Company's investment objectives, related to the Qualified Plan's assets, are the preservation of principal and the achievement of a reasonable rate of return over time. The Qualified Plan's assets are allocated based on an expectation that equity securities will outperform debt securities over the long term. The Company's target asset allocations are as follows: 60% - 70% in equity securities; 20% - 30% in fixed income securities; and 5% - 15% in other securities. The Company attempts to mitigate investment risk by rebalancing asset allocation periodically.

TIFFANY & CO.

The fair value of the Qualified Plan's assets at January 31, 2014 and 2013 by asset category is as follows:

	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in thousands)	January 31, 2014	Level 1	Level 2	Level 3
Equity securities:
Common/collective trusts [a]	$293,484	$—	$293,484	$—
Fixed income securities:
Government bonds	28,773	24,428	4,345	—
Corporate bonds	28,318	—	28,318	—
Mortgage obligations	32,457	—	32,457	—
Other types of investments:
Limited partnerships	14,398	—	—	14,398
	$397,430	$24,428	$358,604	$14,398

	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in thousands)	January 31, 2013	Level 1	Level 2	Level 3
Equity securities:
Common/collective trusts [a]	$231,544	$—	$231,544	$—
Fixed income securities:
Government bonds	30,320	25,374	4,946	—
Corporate bonds	24,429	—	24,429	—
Mortgage obligations	30,233	—	30,233	—
Other types of investments:
Limited partnerships	14,655	—	—	14,655
	$331,181	$25,374	$291,152	$14,655

*	See Note J - Fair Value of Financial Instruments for a description of the levels of inputs.

[a]	Common/collective trusts include investments in U.S. and international large, middle and small capitalization equities.

TIFFANY & CO.

The changes in fair value of the Qualified Plan's Level 3 assets is as follows:

(in thousands)	Limited partnerships
January 31, 2012	$11,564
Unrealized gain, net	1,795
Realized loss, net	(1,270)
Purchases	3,793
Settlements	(1,227)
January 31, 2013	14,655
Unrealized loss, net	(313)
Realized gain, net	1,643
Purchases	1,856
Settlements	(3,443)
January 31, 2014	$14,398

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

Benefit Payments

The Company expects the following future benefit payments to be paid:

Years Ending January 31,	Pension Benefits (in thousands)	Other Postretirement Benefits (in thousands)
2015	$20,468	$1,966
2016	20,223	1,934
2017	21,280	1,883
2018	23,342	1,888
2019	24,357	1,895
2020-2024	147,421	10,477

Employee Profit Sharing and Retirement Savings ("EPSRS") Plan

The Company maintains an EPSRS Plan that covers substantially all U.S.-based employees. Under the profit-sharing feature of the EPSRS Plan, the Company makes contributions, in the form of newly-issued Company Common Stock, to the employees' accounts based on the achievement of certain targeted earnings objectives established by, or as otherwise determined by, the Company's Board of Directors. The Company recorded expense of $3,925,000 in 2013, recorded no expense in 2012 and recorded expense

TIFFANY & CO.

of $3,150,000 in 2011. Under the retirement savings feature of the EPSRS Plan, employees who meet certain eligibility requirements may participate by contributing up to 50% of their annual compensation beginning in 2012, not to exceed Internal Revenue Service limits, and the Company may provide up to a 50% matching cash contribution up to 6% of each participant's total compensation. The Company recorded expense of $7,088,000, $7,278,000 and $6,968,000 in 2013, 2012 and 2011. Contributions to both features of the EPSRS Plan are made in the following year.

Under the profit-sharing feature of the EPSRS Plan, the Company's stock contribution is required to be maintained in such stock until the employee has two or more years of service, at which time the employee may diversify his or her Company stock account into other investment options provided under the plan. Under the retirement savings portion of the EPSRS Plan, the employees have the ability to elect to invest their contribution and the matching contribution in Company stock. At January 31, 2014, investments in Company stock represented 26% of total EPSRS Plan assets.

The EPSRS Plan provides a defined contribution retirement benefit ("DCRB") to eligible employees hired on or after January 1, 2006. Under the DCRB, the Company makes contributions each year to each employee's account at a rate based upon age and years of service. These contributions are deposited into individual accounts in each employee's name to be invested in a manner similar to the retirement savings portion of the EPSRS Plan. The Company recorded expense of $3,640,000, $3,387,000 and $2,926,000 in 2013, 2012 and 2011.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for directors, executives and certain management employees, whereby eligible participants may defer a portion of their compensation for payment at specified future dates, upon retirement, death or termination of employment. The deferred compensation is adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. The amounts accrued under the plans were $27,828,000 and $24,463,000 at January 31, 2014 and 2013, and are reflected in other long-term liabilities. The Company does not promise or guarantee any rate of return on amounts deferred.

P.        INCOME TAXES

Earnings from operations before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2014	2013	2012
United States	$65,164	$510,853	$448,780
Foreign	189,702	132,723	216,171
	$254,866	$643,576	$664,951

The settlement of the Arbitration Award, as discussed in "Note K - Commitments and Contingencies", resulted in a significant change in the composition of geographical earnings from operations for the year ended January 31, 2014. This change resulted in a lower effective tax rate for the year ended January 31, 2014 because of lower tax rates on foreign earnings.

TIFFANY & CO.

Components of the provision for income taxes were as follows:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Current:
Federal	$39,028	$167,462	$181,935
State	9,897	28,461	35,109
Foreign	52,427	50,778	59,485
	101,352	246,701	276,529
Deferred:
Federal	(28,640)	378	(49,746)
State	(2,265)	223	(447)
Foreign	3,050	(19,883)	(575)
	(27,855)	(19,282)	(50,768)
	$73,497	$227,419	$225,761

Reconciliations of the provision for income taxes at the statutory Federal income tax rate to the Company's effective income tax rate were as follows:

	Years Ended January 31,
	2014	2013	2012
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.0	3.0	3.3
Foreign losses with no tax benefit	1.3	0.5	0.2
Undistributed foreign earnings	(7.8)	(3.4)	(4.0)
Net change in uncertain tax positions	0.5	0.9	0.3
Domestic manufacturing deduction	(2.5)	(1.4)	(1.6)
Other	0.3	0.7	0.8
	28.8%	35.3%	34.0%

The Company has the intent to indefinitely reinvest any undistributed earnings of primarily all foreign subsidiaries. As of January 31, 2014 and 2013, the Company has not provided deferred taxes on approximately $542,000,000 and $474,000,000 of undistributed earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. U.S. Federal income taxes of approximately $98,000,000 and $87,000,000 would be incurred if these earnings were distributed.

TIFFANY & CO.

Deferred tax assets (liabilities) consisted of the following:

	January 31,
(in thousands)	2014	2013
Deferred tax assets:
Pension/postretirement benefits	$106,585	$131,974
Accrued expenses	38,141	28,637
Share-based compensation	22,719	25,252
Depreciation	52,530	49,159
Amortization	11,305	11,711
Foreign and state net operating losses	27,806	27,976
Sale-leaseback	47,900	57,955
Inventory	66,227	59,071
Financial hedging instruments	14,141	13,824
Unearned income	11,407	11,022
Other	37,052	31,308
	435,813	447,889
Valuation allowance	(17,693)	(14,181)
	418,120	433,708
Deferred tax liabilities:
Foreign tax credit	(40,246)	(47,913)
Net deferred tax asset	$377,874	$385,795

The Company has recorded a valuation allowance against certain deferred tax assets related to state and foreign net operating loss carryforwards where management has determined it is more likely than not that deferred tax assets will not be realized in the future. The overall valuation allowance relates to tax loss carryforwards and temporary differences for which no benefit is expected to be realized. Tax loss carryforwards of approximately $7,000,000 and $108,000,000 exist in certain state and foreign jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from 2014 through 2034.

The following table reconciles the unrecognized tax benefits:

			January 31,
(in thousands)	2014	2013	2012
Unrecognized tax benefits at beginning of year	$28,217	$25,509	$32,273
Gross increases – tax positions in prior period	345	4,426	1,365
Gross decreases – tax positions in prior period	(391)	(1,713)	(6,480)
Gross increases – tax positions in current period	115	156	312
Settlements	(284)	—	(1,760)
Lapse of statute of limitations	(376)	(161)	(201)
Unrecognized tax benefits at end of year	$27,626	$28,217	$25,509

TIFFANY & CO.

Included in the balance of unrecognized tax benefits at January 31, 2014, 2013 and 2012 are $18,748,000, $17,564,000 and $12,998,000 of tax benefits that, if recognized, would affect the effective income tax rate.

The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income taxes. During the years ended January 31, 2014, 2013 and 2012, the Company recognized approximately $1,874,000, $650,000 and $3,924,000 of expense associated with interest and penalties. Accrued interest and penalties are included within accounts payable and accrued liabilities and other long-term liabilities, and were $9,752,000 and $7,878,000 at January 31, 2014 and 2013.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in various jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2009–2010), as well as an audit that is being conducted by the Internal Revenue Service (tax years 2006–2009). Tax years from 2006–present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. However, the audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, a portion of which may affect the effective tax rate; however, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

Q.        SEGMENT INFORMATION

The Company's products are primarily sold in TIFFANY & CO. retail locations around the world. Net sales by geographic area are presented by attributing revenues from external customers on the basis of the country in which the merchandise is sold.

In deciding how to allocate resources and assess performance, the Company's Chief Operating Decision Maker regularly evaluates the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

TIFFANY & CO.

Certain information relating to the Company's segments is set forth below:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Net sales:
Americas	$1,926,864	$1,839,969	$1,805,783
Asia-Pacific	944,676	810,420	748,214
Japan	578,571	639,185	616,505
Europe	469,784	432,167	421,141
Total reportable segments	3,919,895	3,721,741	3,591,643
Other	111,235	72,508	51,294
	$4,031,130	$3,794,249	$3,642,937
Earnings (losses) from operations*:
Americas	$374,342	$345,917	$387,951
Asia-Pacific	244,142	188,510	205,711
Japan	215,582	204,510	184,767
Europe	101,153	90,955	105,728
Total reportable segments	935,219	829,892	884,157
Other	(649)	(6,254)	(5,247)
	$934,570	$823,638	$878,910

*	Represents earnings (losses) from operations before (i) unallocated corporate expenses, (ii) interest expense, financing costs, and other income, net and (iii) other operating expenses.

The Company's Chief Operating Decision Maker does not evaluate the performance of the Company's assets on a segment basis for internal management reporting and, therefore, such information is not presented.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Earnings from operations for segments	$934,570	$823,638	$878,910
Unallocated corporate expenses	(140,651)	(126,421)	(127,765)
Interest expense, financing costs and other income, net	(49,463)	(53,641)	(43,475)
Other operating expense	(489,590)	—	(42,719)
Earnings from operations before income taxes	$254,866	$643,576	$664,951

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.
Other operating expense in the year ended January 31, 2014 was related to specific cost-reduction initiatives and the Arbitration Award. Other operating expense in the year ended January 31, 2012 was related to Tiffany's relocation of its New York headquarters staff to a single location. See "Note K - Commitments and Contingencies."

TIFFANY & CO.

Sales to unaffiliated customers and long-lived assets by geographic areas were as follows:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Net sales:
United States	$1,770,731	$1,696,502	$1,687,478
Japan	578,571	639,185	616,505
Other countries	1,681,828	1,458,562	1,338,954
	$4,031,130	$3,794,249	$3,642,937
Long-lived assets:
United States	$632,907	$630,805	$597,124
Japan	21,571	28,971	32,030
Other countries	241,951	200,480	171,014
	$896,429	$860,256	$800,168

Classes of Similar Products

	Years Ended January 31,
(in thousands)	2014	2013	2012
Net sales:
Statement, fine & solitaire jewelry	$930,433	$753,721	$709,706
Engagement jewelry & wedding bands	1,182,205	1,142,609	1,105,152
Fashion jewelry	1,604,231	1,567,266	1,500,796
All other	314,261	330,653	327,283
	$4,031,130	$3,794,249	$3,642,937

The previously disclosed designer jewelry category, of items bearing the name of and attributed to one of the Company's "named" designers: Elsa Peretti, Paloma Picasso and Frank Gehry, has been reclassified into the three remaining categories to conform with management's current internal analysis of product sales.

TIFFANY & CO.

R.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013 Quarters Ended
(in thousands, except per share amounts)	April 30 [a]	July 31	October 31	January 31 [b]
Net sales	$895,484	$925,884	$911,478	$1,298,284
Gross profit	503,224	532,129	519,481	785,609
Earnings (loss) from operations	141,158	176,886	153,618	(167,333)
Net earnings (loss)	83,577	106,781	94,610	(103,599)
Net earnings (loss) per share:
Basic	$0.66	$0.84	$0.74	$(0.81)
Diluted	$0.65	$0.83	$0.73	$(0.81)

[a]
On a pre-tax basis, includes charges of $9,379,000 for the quarter ended April 30, which reduced net earnings per diluted share by $0.05, associated with severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered (see "Note K - Commitments and Contingencies").

[b]
On a pre-tax basis, includes charges of $480,211,000 for the quarter ended January 31, related to the adverse arbitration ruling between The Swatch Group Ltd. and the Company (see "Note K - Commitments and Contingencies") and pre-tax income of $7,489,000 associated with foreign currency transaction gains on this expense. This reduced net earnings per diluted share by $2.27 when using weighted-average diluted shares of 129,283,000, which includes 1,091,000 of incremental shares based upon the assumed exercise of stock options and unvested restricted stock units.

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

The Registrant's chief executive officer and chief financial officer have determined that there have been no changes in the Registrant's internal control over financial reporting during the most recently completed fiscal quarter covered by this report identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

TIFFANY & CO.

Report of Management

Management's Responsibility for Financial Information. The Company's consolidated financial statements were prepared by management, who are responsible for their integrity and objectivity. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on management's best estimates and judgments.

Management is further responsible for maintaining a system of internal accounting control designed to provide reasonable assurance that the Company's assets are adequately safeguarded, and that the accounting records reflect transactions executed in accordance with management's authorization. The system of internal control is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and a program of internal audit.

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

Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control - Integrated Framework issued in 1992. Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2014 based on criteria in Internal Control - Integrated Framework issued by the COSO. The effectiveness of the Company's internal control over financial reporting as of January 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown on page K-45.

/s/ Michael J. Kowalski
Chairman of the Board and Chief Executive Officer

/s/ James N. Fernandez
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Item 9B.    Other Information

NONE

TIFFANY & CO.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the sections titled "Ownership by Directors, Director Nominees and Executive Officers," "Compliance of Directors, Executive Officers and Greater-Than-Ten-Percent Stockholders with Section 16(a) Beneficial Ownership Reporting Requirements" and "DISCUSSION OF PROPOSALS PRESENTED BY THE BOARD. Item 1. Election of Directors" in Registrant's Proxy Statement dated April 10, 2014.

CODE OF ETHICS AND OTHER CORPORATE GOVERNANCE DISCLOSURES

Registrant has adopted a Code of Business and Ethical Conduct for its Directors, Chief Executive Officer, Chief Financial Officer and all other officers of the Registrant. A copy of this Code is posted on the corporate governance section of the Registrant's website, http://investor.tiffany.com/governance.cfm; go to "Code of Conduct." The Registrant will also provide a copy of the Code of Business and Ethical Conduct to stockholders upon request.

See Registrant's Proxy Statement dated April 10, 2014, for information within the section titled "Business Conduct Policy and Code of Ethics."

Item 11.    Executive Compensation.

Incorporated by reference from the section titled "COMPENSATION OF THE CEO AND OTHER EXECUTIVE OFFICERS" in Registrant's Proxy Statement dated April 10, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the section titled "OWNERSHIP OF THE COMPANY" in Registrant's Proxy Statement dated April 10, 2014.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

See Executive Officers of the Registrant and Board of Directors information incorporated by reference from the sections titled "Independent Directors Constitute a Majority of the Board," "TRANSACTIONS WITH RELATED PERSONS" and "EXECUTIVE OFFICERS OF THE COMPANY" in Registrant's Proxy Statement dated April 10, 2014.

Item 14.    Principal Accounting Fees and Services.

Incorporated by reference from the section titled "Fees and Services of PricewaterhouseCoopers LLP" in Registrant's Proxy Statement dated April 10, 2014.

TIFFANY & CO.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) List of Documents Filed As Part of This Report:

1.    Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of January 31, 2014 and 2013.

Consolidated Statements of Earnings for the years ended January 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Earnings for the years ended January 31, 2014, 2013 and 2012.

Consolidated Statements of Stockholders' Equity for the years ended January 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the years ended January 31, 2014, 2013 and 2012.

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

Date: April 1, 2014	TIFFANY & CO.
(Registrant)

By: /s/ Michael J. Kowalski
Michael J. Kowalski
Chairman of the Board and
Chief Executive Officer

TIFFANY & CO.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Michael J. Kowalski	By:	/s/ James N. Fernandez
	Michael J. Kowalski		James N. Fernandez
	Chairman of the Board and		Executive Vice President,
	Chief Executive Officer		Chief Operating Officer
	(Principal Executive Officer) (Director)		and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Frederic Cumenal	By:	/s/ John S. Barresi
	Frederic Cumenal		John S. Barresi
	President		Vice President, Controller
	(Director)		(Principal Accounting Officer)

By:	/s/ Rose Marie Bravo	By:	/s/ Gary E. Costley
	Rose Marie Bravo		Gary E. Costley
	Director		Director

By:	/s/ Lawrence K. Fish	By:	/s/ Abby F. Kohnstamm
	Lawrence K. Fish		Abby F. Kohnstamm
	Director		Director

By:	/s/ Charles K. Marquis	By:	/s/ Peter W. May
	Charles K. Marquis		Peter W. May
	Director		Director

By:	/s/ William A. Shutzer	By:	/s/ Robert S. Singer
	William A. Shutzer		Robert S. Singer
	Director		Director

April 1, 2014

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

3.1a
Amendment to Certificate of Incorporation of Registrant dated May 18, 2000. Incorporated by reference from Exhibit 3.1b to Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 2001.

3.2	Restated By-laws of Registrant, as last amended March 20, 2014. Incorporated by reference from Exhibit 3.2 to Registrant’s Report on Form 8-K dated March 21, 2014.

4a	Upon the request of the Securities and Exchange Commission, Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of Registrant.

10.1
Amended and Restated Agreement, dated as of December 27, 2012, by and between Tiffany and Company and Elsa Peretti. Incorporated by reference from Exhibit 10.123 filed with Registrant's Report on Form 8-K dated January 2, 2013.

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

10.4
Three Year Credit Agreement dated as of December 21, 2011 by and among Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc. and each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York Mellon, as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.146 filed with Registrant’s Report on
Form 8-K dated December 23, 2011.

TIFFANY & CO.

Exhibit No. Description

10.4a
Commitment Increase Supplement, dated as of July 26, 2012, to the Three Year Credit Agreement (see Exhibit 10.4 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc., the other Borrowers party thereto, the Lenders party thereto and The Bank of New York Mellon, as Administrative Agent. Incorporated by reference from Exhibit 10.146a filed with Registrant’s Report on
Form 8-K dated July 27, 2012.

10.4b
Amendment No. 1 dated as of October 17, 2012, to the Three Year Credit Agreement (see Exhibit 10.4 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc., the other Borrowers party thereto, the Lenders party thereto and The Bank of New York Mellon, as Administrative Agent. Incorporated by reference from Exhibit 10.4b filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.4c
Amendment No. 2 dated as of January 8, 2014, to the Three Year Credit Agreement (see Exhibit 10.4 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc., the other Borrowers party thereto, the Lenders party thereto, and The Bank of New York Mellon, as Administrative Agent. Incorporated by reference from Exhibit 10.4c filed with Registrant’s Report on Form 8-K dated January 13, 2014.

10.4d
Amendment No. 3 dated as of January 14, 2014, to the Three Year Credit Agreement (see Exhibit 10.4 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc., the other Borrowers party thereto, the Lenders party thereto, and The Bank of New York Mellon, as Administrative Agent. Incorporated by reference from Exhibit 10.4d filed with Registrant’s Report on Form 8-K dated January 17, 2014.

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

10.7
Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 25, 2012 by and among Registrant and various institutional note purchasers with respect to Registrant’s $100 million principal amount of 9.05% Series A Senior Notes due December 23, 2015, $150 million principal amount of 4.40% Series B-P Senior Notes due July 25, 2042 and private shelf facility. Incorporated by reference from
Exhibit 10.155 filed with Registrant’s Report on Form 8-K dated July 27, 2012.

10.7a
Amendment dated as of January 14, 2014 to the Amended and Restated Note Purchase and Private Shelf Agreement (see Exhibit 10.7 above) by and among Registrant, and various institutional note purchasers. Incorporated by reference from Exhibit 10.157 filed with Registrant’s Report on Form 8-K dated January 17, 2014.

TIFFANY & CO.

Exhibit No. Description

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

10.9a
Amendment dated as of January 14, 2014 to the Note Purchase Agreement, dated as of February 12, 2009 (see Exhibit 10.9 above), by and among Registrant and certain subsidiaries of Berkshire Hathaway Inc. Incorporated by reference from Exhibit 10.159 filed with Registrant’s Report on Form 8-K dated January 17, 2014.

10.10
Guaranty Agreement dated February 12, 2009 with respect to the Note Purchase Agreement (see Exhibit 10.9 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.158 filed with Registrant’s Report on Form 8-K dated February 13, 2009.

10.11
Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 25, 2012 by and among Registrant and various institutional note purchasers with respect to Registrant’s $50 million principal amount of 10.0% Series A Senior Notes due April 9, 2018, $100 million principal amount of 4.40% Series B-M Senior Notes due July 25, 2042 and up to $50 million private shelf facility. Incorporated by reference from
Exhibit 10.159 filed with Registrant’s Report on Form 8-K dated July 27, 2012.

10.11a
Amendment dated as of January 14, 2014 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of July 25, 2012 (see Exhibit 10.11 above), by and among Registrant and various institutional note purchasers. Incorporated by reference from Exhibit 10.161 filed with Registrant’s Report on Form 8-K dated
January 17, 2014.

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

10.13
Form of Note Purchase Agreement dated as of September 1, 2010 by and between Registrant and various institutional note purchasers with respect to Registrant’s yen 10,000,000,000 principal amount 1.72% Senior Notes due September 1, 2016. Incorporated by reference from Exhibit 10.161 filed with Registrant’s Report on
Form 10-Q for the Fiscal Quarter ended July 31, 2010.

TIFFANY & CO.

Exhibit No. Description

10.13a
Amendment dated as of January 14, 2014 with respect to the Note Purchase Agreement, dated as of September 1, 2010 (see Exhibit 10.13 above), by and among Registrant, and various institutional note purchasers. Incorporated by reference from Exhibit 10.163 filed with Registrant’s Report on Form 8-K dated January 17, 2014.

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

10.15a
Amendment Agreement dated as of May 10, 2011 with respect to the Amortising Term Loan Facility Agreement (see Exhibit 10.15 above) between and among Koidu Holdings S.A. (as Borrower), BSG Resources Limited (as Guarantor) and Laurelton Diamonds, Inc. (as Original Lender). Incorporated by reference from Exhibit 10.15a filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.15b
Second Amendment Agreement dated as of February 12, 2013 with respect to the Amortising Term Loan Facility Agreement (see Exhibit 10.15 above) between and among Koidu Limited (as Borrower), BSG Resources Limited (as Guarantor) and Laurelton Diamonds, Inc. (as Original Lender). Incorporated by reference from Exhibit 10.15b filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.15c
Third Amendment Agreement dated as of March 29, 2013 with respect to the Amortising Term Loan Facility Agreement (see Exhibit 10.15 above) between and among Koidu Limited (as Borrower), BSG Resources Limited (as Guarantor) and Laurelton Diamonds, Inc. (as Original Lender). Incorporated by reference from Exhibit 10.15c filed with Registrant’s Report on Form 8-K dated April 2, 2013.

10.15d
Fourth Amendment Agreement dated as of March 31, 2014 with respect to the Amortising Term Loan Facility Agreement (see Exhibit 10.15 above) between and among Koidu Limited (as Borrower), BSG Resources Limited (as Guarantor) and Laurelton Diamonds, Inc. (as Original Lender). Incorporated by reference from Exhibit 10.15d filed with Registrant’s Report on Form 8-K dated March 31, 2014.

10.16
Five Year Credit Agreement dated as of December 21, 2011 by and among Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc. and each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and The Bank of New York Mellon, as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.164 filed with Registrant’s Report on
Form 8-K dated December 23, 2011.

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

TIFFANY & CO.

Exhibit No. Description

10.16b
Amendment No. 1 dated as of October 17, 2012, to the Five Year Credit Agreement (see Exhibit 10.16 above) by and among Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc., the other Borrowers party thereto, the Lenders party thereto and The Bank of New York Mellon, as Administrative Agent. Incorporated by reference from Exhibit 10.16b filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.16c
Amendment No. 2 dated as of January 8, 2014, to the Five Year Credit Agreement (see Exhibit 10.16 above), by and among Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc., the other Borrowers party thereto, the Lenders party thereto, and The Bank of New York Mellon, as Administrative Agent. Incorporated by reference from Exhibit 10.16c filed with Registrant’s Report on Form 8-K dated January 13, 2014.

10.16d
Amendment No. 3 dated as of January 14, 2014 to the Five Year Credit Agreement (see Exhibit 10.16 above), by and among Registrant, Tiffany and Company, Tiffany & Co. International, Tiffany & Co. Japan Inc., the other Borrowers party thereto, the Lenders party thereto, and The Bank of New York Mellon, as Administrative Agent. Incorporated by reference from Exhibit 10.16d filed with Registrant’s Report on Form 8-K dated January 17, 2014.

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

10.34
Credit Agreement dated as of July 19, 2013 by and among Tiffany & Co. (Shanghai) Commercial Company Limited, Bank of America, N.A., Shanghai Branch and Mizuho Corporate Bank (China), Ltd. as Jointed Coordinators, Mandated Lead Arrangers and Bookrunners, Mizuho Corporate Bank (China), Ltd. as Facility Agent and certain other banks and financial institutions party thereto as original lenders. Incorporated by reference from Exhibit 10.34 filed with Registrant’s Report on Form 8-K dated
July 24, 2013.

10.35
Guaranty Agreement dated as of July 19, 2013, with respect to the Credit Agreement (see Exhibit 10.34 above) by and between Registrant and Mizuho Corporate Bank (China), Ltd. as Facility Agent. Incorporated by reference from Exhibit 10.35 filed with Registrant’s Report on Form 8-K dated July 24, 2013.

10.35a
First Amendment dated as of January 27, 2014, to the Guaranty Agreement (see Exhibit 10.35 above), by and between Registrant and Mizuho Corporate Bank (China), LTD., as Facility Agent. Incorporated by reference from Exhibit 10.36 filed with Registrant’s Report on Form 8-K dated February 4, 2014.

14.1	Code of Business and Ethical Conduct and Business Conduct Policy. Incorporated by reference from Exhibit 14.1 filed with Registrant’s Report on Form 10-K dated March 28, 2013.

21.1	Subsidiaries of Registrant.

TIFFANY & CO.

Exhibit No. Description

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to the Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts and Reserves.

Executive Compensation Plans and Arrangements
Exhibit No. Description

10.18
Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers (Corrected Version). Incorporated by reference from Exhibit 10.49a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.19
Tiffany and Company Amended and Restated Executive Deferral Plan originally made effective October 1, 1989, as amended and restated effective September 4, 2012. Incorporated by reference from Exhibit 10.19 filed with Registrant’s Report on
Form 10-K dated March 28, 2013.

10.20
Registrant's Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit 10.108 filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.21	Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

TIFFANY & CO.

Exhibit No. Description

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

10.24	Summary of Executive Long Term Disability Plan available to executive officers. Incorporated by reference from Exhibit 10.24 filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.24a
Group Long Term Disability Insurance Policy issued by First Unum Life Insurance, Policy No. 533717 001. Incorporated by reference from Exhibit 10.24a filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.24b
Individual Disability Insurance Policy issued by Provident Life and Casualty Insurance Company. Incorporated by reference from Exhibit 10.24b filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.24c	Individual Disability Insurance Policy issued by Lloyd’s of London. Incorporated by reference from Exhibit 10.24c filed with Registrant’s Report on Form 10-K dated March 28, 2013.

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

10.27	Registrant’s Amended and Restated 1998 Employee Incentive Plan effective May 19, 2005. Incorporated by reference from Exhibit 4.3 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.28	Registrant’s 2005 Employee Incentive Plan as adopted May 19, 2005. Incorporated by reference from Exhibit 10.145 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.28a	Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.151a filed with Registrant’s Report on Form 8-K dated March 26, 2007.

10.28b	Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 21, 2009. Incorporated by reference from Exhibit 10.28b filed with Registrant’s Report on Form 10-K dated March 28, 2013.

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

10.28n
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan, Incorporated by reference from Exhibit 10.28n filed with Registrant’s Report on Form 8-K dated September 24, 2013.

10.28o
Terms of Restricted Stock Grant (Non-Transferable) under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28o filed with Registrant’s Report on Form 8-K dated September 24, 2013.

10.28p
Terms of Time-Vesting Restricted Stock Unit Grant to Executive Officers as adopted on November 20, 2013 under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28p filed with Registrant’s Report on Form 8-K dated
March 21, 2014.

10.28q
Terms of 2014 Performance-Based Restricted Stock Unit Grants to Executive Officers as adopted on January 16, 2014 for use with grants made that same date under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28.q filed with Registrant’s Report on Form 8-K dated March 21, 2014.

10.28r
Form of Non-Competition and Confidentiality Covenants for use in connection with Performance-Based Restricted Stock Unit Grants to Registrant’s Executive Officers, and Time-Vesting Restricted Unit Awards and Certain Non-Qualified Retirement Contributions made to other officers of Registrant’s affiliated companies pursuant to Registrant’s 2005 Employee Incentive Plan and Pursuant to the Tiffany and Company Deferral Plan. Incorporated by reference from Exhibit 10.28r filed with Registrant’s Report on
Form 8-K dated March 21, 2014.

10.29	Registrant's 1998 Directors Option Plan. Incorporated by reference from Exhibit 4.3 to Registrant's Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

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

10.30a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 10.30a filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.30b
Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 10.30b filed with Registrant’s Report on Form 10-K dated March 28, 2013.

TIFFANY & CO.

Exhibit No. Description

10.32
Senior Executive Employment Agreement between Frederic Cumenal and Tiffany and Company, effective as of March 10, 2011. Incorporated by reference from Exhibit 10.154 filed with Registrant’s Report on Form 8-K dated March 21, 2011.

10.36
Resignation and Release Agreement entered into as of November 15, 2013 by and among Patrick F. McGuiness, Tiffany and Company and Registrant. Incorporated by reference from Exhibit 10.34 filed with Registrant’s Report on Form 8-K dated November 15, 2013.

10.139d
Form of Fiscal 2014 Cash Incentive Award Agreement for certain executive officers as adopted on March 19, 2014 under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.139d filed with Registrant’s Report on Form 8-K dated March 21, 2014.

10.152
Share Ownership Policy for Executive Officers and Directors, Amended and Restated as of September 18, 2013. Incorporated by reference from Exhibit 10.152 filed with Registrant’s Report on Form 8-K dated March 21, 2014.

10.153	Corporate Governance Principles, amended and restated as of March 20, 2014. Incorporated by reference from Exhibit 10.153 filed with Registrant’s Report on Form 8-K dated March 21, 2014.

TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended January 31, 2014:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$2,080	$2,256	$—	$2,476	[a]	$1,860
Sales returns	7,630	2,477	—	1,630	[b]	8,477
Allowance for inventory liquidation and obsolescence	54,175	31,667	—	21,729	[c]	64,113
Allowance for inventory shrinkage	1,232	3,062	—	2,836	[d]	1,458
Deferred tax valuation allowance	14,181	5,630	—	2,118	[e]	17,693
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