Form 10-K/A
period 2014-01-31
TIFFANY & CO
filed 2014-04-01
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, as filed with the Securities and Exchange Commission on April 1, 2014 (the “Original Filing”). This Amendment is being filed solely for the purpose of amending Item 15, “Exhibits, Financial Statement Schedules” to add, as exhibit 23.1, the Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

Other than as set forth herein, no other changes have been made to the Original Filing. The Original Filing and this Form 10-K/A speak as of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
3. Exhibits
The following documents are filed as a part of this report:

Exhibit No.	Title

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2014	TIFFANY & CO.
(Registrant)

By: /s/ Michael J. Kowalski
Michael J. Kowalski
Chairman of the Board and
Chief Executive Officer