Form 10-Q
period 2014-04-30
TIFFANY & CO
filed 2014-05-23
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 129,044,397 shares outstanding at the close of business on April 30, 2014.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2014

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	April 30, 2014	January 31, 2014	April 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$359,314	$345,778	$464,916
Short-term investments	21,901	21,257	125
Accounts receivable, less allowances of $9,906, $10,337 and $10,153	194,571	188,814	181,715
Inventories, net	2,418,395	2,326,580	2,280,390
Deferred income taxes	102,310	101,012	80,568
Prepaid expenses and other current assets	236,815	244,947	176,769
Total current assets	3,333,306	3,228,388	3,184,483
Property, plant and equipment, net	848,432	855,095	807,875
Deferred income taxes	260,144	278,390	305,294
Other assets, net	383,632	390,478	368,104
	$4,825,514	$4,752,351	$4,665,756
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$240,956	$252,365	$216,898
Accounts payable and accrued liabilities	306,088	342,090	280,956
Income taxes payable	26,135	31,976	30,817
Merchandise and other customer credits	67,539	70,309	69,213
Total current liabilities	640,718	696,740	597,884
Long-term debt	750,826	751,154	757,191
Pension/postretirement benefit obligations	273,682	268,112	336,739
Deferred gains on sale-leasebacks	80,208	81,865	89,493
Other long-term liabilities	219,491	220,512	220,003
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 129,044, 128,312 and 127,579	1,290	1,283	1,275
Additional paid-in capital	1,128,439	1,095,304	1,039,023
Retained earnings	1,757,653	1,682,398	1,714,170
Accumulated other comprehensive loss, net of tax	(42,067)	(58,548)	(102,787)
Total Tiffany & Co. stockholders' equity	2,845,315	2,720,437	2,651,681
Non-controlling interests	15,274	13,531	12,765
Total stockholders' equity	2,860,589	2,733,968	2,664,446
	$4,825,514	$4,752,351	$4,665,756
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended April 30,
	2014	2013
Net sales	$1,012,132	$895,484
Cost of sales	422,606	392,260
Gross profit	589,526	503,224
Selling, general and administrative expenses	379,733	362,066
Earnings from operations	209,793	141,158
Interest and other expenses, net	16,276	12,712
Earnings from operations before income taxes	193,517	128,446
Provision for income taxes	67,908	44,869
Net earnings	$125,609	$83,577
Net earnings per share:
Basic	$0.97	$0.66
Diluted	$0.97	$0.65
Weighted-average number of common shares:
Basic	128,933	127,318
Diluted	129,795	128,441
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended April 30,
	2014	2013
Net earnings	$125,609	$83,577
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	17,151	(15,438)
Unrealized gain on marketable securities	767	815
Unrealized (loss) gain on hedging instruments	(3,479)	2,787
Net unrealized gain on benefit plans	2,042	2,924
Total other comprehensive earnings (loss), net of tax	16,481	(8,912)
Comprehensive earnings	$142,090	$74,665
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balances, January 31, 2014	$2,733,968	$1,682,398	$(58,548)	128,312	$1,283	$1,095,304	$13,531
Exercise of stock options and vesting of restricted stock units ("RSUs")	16,385	—	—	769	8	16,377	—
Tax effect of exercise of stock options and vesting of RSUs	7,593	—	—	—	—	7,593	—
Share-based compensation expense	6,913	—	—	—	—	6,913	—
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings Plan	3,925	—	—	45	—	3,925	—
Purchase and retirement of Common Stock	(7,146)	(6,553)	—	(82)	(1)	(592)	—
Cash dividends on Common Stock	(43,801)	(43,801)	—	—	—	—	—
Other comprehensive earnings, net of tax	16,481	—	16,481	—	—	—	—
Net earnings	125,609	125,609	—	—	—	—	—
Redemption of non-controlling interest	—	—	—	—	—	(1,081)	1,081
Non-controlling interests	662	—	—	—	—	—	662
Balances, April 30, 2014	$2,860,589	$1,757,653	$(42,067)	129,044	$1,290	$1,128,439	$15,274
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$125,609	$83,577
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,857	43,510
Amortization of gain on sale-leasebacks	(2,361)	(2,396)
Excess tax benefits from share-based payment arrangements	(7,498)	(6,078)
Provision for inventories	8,289	9,602
Deferred income taxes	12,585	(6,026)
Provision for pension/postretirement benefits	10,430	13,796
Share-based compensation expense	6,845	7,178
Changes in assets and liabilities:
Accounts receivable	(4,279)	(12,149)
Inventories	(91,630)	(78,617)
Prepaid expenses and other current assets	(16,260)	(17,199)
Accounts payable and accrued liabilities	(40,200)	(17,097)
Income taxes payable	33,044	9,148
Merchandise and other customer credits	(3,102)	2,922
Other, net	(4,713)	(27,888)
Net cash provided by operating activities	76,616	2,283
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(346)	(298)
Capital expenditures	(35,162)	(34,542)
Notes receivable funded	—	(3,000)
Proceeds from notes receivable	3,486	—
Net cash used in investing activities	(32,022)	(37,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from credit facility borrowings, net	(11,389)	27,916
Other proceeds from credit facility borrowings	2,405	3,237
Other repayments of credit facility borrowings	(964)	(4,004)
Repurchase of Common Stock	(7,146)	—
Proceeds from exercised stock options	20,625	5,316
Excess tax benefits from share-based payment arrangements	7,498	6,078
Cash dividends on Common Stock	(43,801)	(40,748)
Financing fees	(84)	—
Net cash used in financing activities	(32,856)	(2,205)
Effect of exchange rate changes on cash and cash equivalents	1,798	(2,160)
Net increase/(decrease) in cash and cash equivalents	13,536	(39,922)
Cash and cash equivalents at beginning of year	345,778	504,838
Cash and cash equivalents at end of three months	$359,314	$464,916
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the Registrant) and its subsidiaries (the “Company”) in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (VIEs), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of April 30, 2014 and 2013 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2014 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three months ended April 30, 2014 and 2013 are not necessarily indicative of the results of the entire fiscal year.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), the Company uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. The Company classifies a Credit Card account as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all Credit Card Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At April 30, 2014 and 2013, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net) was $59,823,000 and $53,160,000, of which 97% and 98% were considered current, respectively. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $1,000,000 at April 30, 2014 and $1,500,000 at April 30, 2013) was determined based on the factors discussed above. Finance charges earned on Credit Card accounts are not significant.

Financing Arrangements. The Company may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. Management evaluates these and any other financing arrangements that may arise for potential impairment by reviewing the parties' financial statements and projections and business, operational and other economic factors on a periodic basis. At April 30, 2014 and 2013, the current portion of the carrying amount of financing arrangements including accrued interest was $19,095,000 and $7,065,000 and was recorded in prepaid expenses and other current assets. At April 30, 2014 and 2013, the non-current portion of the carrying amount of financing arrangements including accrued interest was $51,459,000 and $65,460,000 and was included in other assets, net. The Company has not recorded any material impairment charges on such loans as of April 30, 2014 and 2013.

3.	INVENTORIES

(in thousands)	April 30, 2014	January 31, 2014	April 30, 2013
Finished goods	$1,365,299	$1,333,926	$1,341,369
Raw materials	920,982	874,799	812,530
Work-in-process	132,114	117,855	126,491
Inventories, net	$2,418,395	$2,326,580	$2,280,390

4.	INCOME TAXES

The effective income tax rate for the three months ended April 30, 2014 was 35.1% versus 34.9% in the prior year. The effective income tax rate for the three months ended April 30, 2014 includes an increase of 2.0 percentage points due to the one-time impact of changes in tax legislation offset by the favorable impact of a valuation allowance release of 1.3 percentage points.

During the three months ended April 30, 2014, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company conducts business globally, and as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, various taxing authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in various jurisdictions. An audit is being conducted by the Internal Revenue Service (tax years 2006–2009). Tax years from 2006–present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with the taxing authorities regarding tax positions. Management believes it is reasonably possible that the total gross amount provided for unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, primarily due to the potential settlement of outstanding tax matters and closing of audits. If the Company does recognize such a decrease, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

5.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended April 30,
(in thousands)	2014	2013
Net earnings for basic and diluted EPS	$125,609	$83,577
Weighted-average shares for basic EPS	128,933	127,318
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	862	1,123
Weighted-average shares for diluted EPS	129,795	128,441

For the three months ended April 30, 2014 and 2013, there were 324,000 and 765,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

Foreign Exchange Forward and Put Option Contracts – The Company uses foreign exchange forward contracts or put option contracts to offset the foreign currency exchange risks associated with foreign currency-denominated exposures, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. For put option contracts, if the market exchange rate at the time of the put option contract's expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The Company assesses hedge effectiveness based on the total changes in the foreign exchange forward and put option contracts' cash flows. These foreign exchange forward contracts and put option contracts are designated and accounted for as either cash flow hedges or economic hedges that are not designated as hedging instruments.

As of April 30, 2014, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $163,464,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $50,683,000. The term of all outstanding foreign exchange forward contracts as of April 30, 2014 ranged from less than one month to 12 months.

Precious Metal Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to minimize the effect of volatility in precious metal prices. The Company accounts for its precious metal forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal forward contracts' cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of April 30, 2014, there were precious metal derivative instruments outstanding for approximately 17,000 ounces of platinum and 527,000 ounces of silver.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended April 30,
	2014		2013
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$(144)	$7,373	$9,176	$1,929
Put option contracts [a]	—	—	1,278	268
Precious metal forward contracts [a]	412	(1,503)	(4,984)	(925)
Forward-starting interest rate swaps [b]	—	(373)	—	(390)
	$268	$5,497	$5,470	$882

[a]	The gain or loss recognized in earnings is included within Cost of sales.

[b]	The gain or loss recognized in earnings is included within Interest and other expenses, net.

The gains and losses on derivatives not designated as hedging instruments were not significant in the periods ended April 30, 2014 and 2013. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended April 30, 2014 and 2013. The Company expects approximately $6,600,000 of net pre-tax derivative gains included in accumulated other comprehensive income at April 30, 2014 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

For information regarding the location and amount of the derivative instruments in the Condensed Consolidated Balance Sheet, see "Note 7. Fair Value of Financial Instruments."

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

The Company uses the market approach to measure fair value for its marketable securities, time deposits and derivative instruments. The Company's foreign exchange forward contracts, as well as its put option contracts, are primarily valued using the appropriate foreign exchange spot rates. The Company's precious metal forward contracts are primarily valued using the relevant precious metal spot rate. For further information on the Company's hedging instruments and program, see "Note 6. Hedging Instruments."

Financial assets and liabilities carried at fair value at April 30, 2014 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Marketable securities [a]	$53,393	$53,393	$—	$—	$53,393
Time deposits [b]	21,901	21,901	—	—	21,901
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	197	—	197	—	197
Foreign exchange forward contracts [c]	3,799	—	3,799	—	3,799
Total financial assets	$79,290	$75,294	$3,996	$—	$79,290

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$1,077	$—	$1,077	$—	$1,077
Foreign exchange forward contracts [d]	303	—	303	—	303
Total financial liabilities	$1,380	$—	$1,380	$—	$1,380

Financial assets and liabilities carried at fair value at April 30, 2013 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Marketable securities [a]	$50,067	$50,067	$—	$—	$50,067
Time deposits [b]	125	125	—	—	125
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	205	—	205	—	205
Foreign exchange forward contracts [c]	24,183	—	24,183	—	24,183
Total financial assets	$74,580	$50,192	$24,388	$—	$74,580

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$4,047	$—	$4,047	$—	$4,047
Foreign exchange forward contracts [d]	80	—	80	—	80
Total financial liabilities	$4,127	$—	$4,127	$—	$4,127
aIncluded within Other assets, net.
bIncluded within Short-term investments.
cIncluded within Prepaid expenses and other current assets.
dIncluded within Accounts payable and accrued liabilities.

The fair value of derivatives not designated as hedging instruments was not significant in the periods ended April 30, 2014 and 2013. The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $991,782,000 and $974,089,000 and the corresponding fair value was approximately $1,100,000,000 at both April 30, 2014 and 2013.

8.	COMMITMENTS AND CONTINGENCIES

Litigation. On December 21, 2013, an award was issued (the "Arbitration Award") in favor of The Swatch Group Ltd. ("Swatch") and its wholly-owned subsidiary Tiffany Watch Co. ("Watch Company"; Swatch and Watch Company, together, the "Swatch Parties") in an arbitration proceeding (the "Arbitration") between the Registrant and its wholly-owned subsidiaries, Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the "Tiffany Parties") and the Swatch Parties.

The Arbitration was initiated in June 2011 by the Swatch Parties, who sought damages for alleged breach of agreements entered into by and among the Swatch Parties and the Tiffany Parties in December 2007 (the "Agreements"), and the hearing was held in October 2012 before a three-member arbitral panel convened in the Netherlands pursuant to the Arbitration Rules of the Netherlands Arbitration Institute. The Agreements pertained to the development and commercialization of a watch business and, among other things, contained various licensing and governance provisions and approval requirements relating to business, marketing and branding plans and provisions allocating profits relating to sales of the watch business between the Swatch Parties and the Tiffany Parties.

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73,000,000 (or approximately $83,000,000 at April 30, 2014) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,300,000,000 at April 30, 2014) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120,000,000 (or approximately $136,000,000 at April 30, 2014) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $611,000,000 at April 30, 2014) (calculated based on alleged future lost profits of the Tiffany Parties).

Under the terms of the Arbitration Award, and at the request of the Swatch Parties and the Tiffany Parties, the Agreements were deemed terminated as of March 1, 2013. Pursuant to the Arbitration Award, the Tiffany Parties were ordered to pay the Swatch Parties damages of CHF 402,737,000 (the "Arbitration Damages"), as well as interest from June 30, 2012 to the date of payment, two-thirds of the cost of the Arbitration and two-thirds of the Swatch Parties' legal fees, expenses and costs. These amounts were paid in full in January 2014, and, in the fourth quarter of 2013, the Company recorded a charge of $480,211,000 which had been classified as Arbitration award expense in the consolidated statement of earnings for the fiscal year ended January 31, 2014.

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

Management has not established any accrual in the Company's condensed consolidated financial statements as of April 30, 2014 related to the annulment process or any potential subsequent litigation because it does not believe that an annulment of the Arbitration Award and the subsequent award of damages exceeding the Arbitration Damages is probable.

The Company is proceeding with plans to design, produce, market and distribute TIFFANY & CO. brand watches through a Swiss subsidiary. The effective development and growth of this watch business will require additional resources and will involve risks and uncertainties.

Leases. In April 2010, Tiffany committed to a plan to consolidate and relocate its New York headquarters staff to a single leased location in Manhattan. The Company recorded accrued exit charges of $30,884,000 during the second quarter of 2011 within other long-term liabilities associated with the relocation. The following is a reconciliation of the remaining accrued exit charges:

(in thousands)
Balance at January 31, 2014	$10,465
Cash payments, net of estimated sublease income	(1,518)
Interest accretion	69
Balance at April 30, 2014	$9,016

9.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

(in thousands)	April 30, 2014	January 31, 2014	April 30, 2013
Accumulated other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments	$33,997	$16,846	$28,626
Unrealized gain on marketable securities	3,444	2,677	2,664
Deferred hedging loss	(10,086)	(6,607)	(420)
Net unrealized loss on benefit plans	(69,422)	(71,464)	(133,657)
	$(42,067)	$(58,548)	$(102,787)

Additions to and reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended April 30,
(in thousands)	2014	2013
Foreign currency translation adjustments	$17,348	$(17,893)
Income tax (expense) benefit	(197)	2,455
Foreign currency adjustments, net of tax	17,151	(15,438)
Unrealized gain on marketable securities	1,219	1,266
Income tax expense	(452)	(451)
Unrealized gain on marketable securities, net of tax	767	815
Unrealized gain on hedging instruments	268	5,470
Reclassification adjustment for gain included in net earnings [a]	(5,497)	(882)
Income tax benefit (expense)	1,750	(1,801)
Unrealized (loss) gain on hedging instruments, net of tax	(3,479)	2,787
Amortization of net loss included in net earnings [b]	3,408	5,296
Amortization of prior service (credit) cost included in net earnings [b]	(108)	78
Income tax expense	(1,258)	(2,450)
Net unrealized gain on benefit plans, net of tax	2,042	2,924
Total other comprehensive gain (loss), net of tax	$16,481	$(8,912)

[a]	These gains are reclassified into Interest and other expenses, net and Cost of sales (see "Note 6. Hedging Instruments" for additional details).

[b]	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs (see "Note 10. Employee Benefit Plans" for additional details).

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.34 and $0.32 per share of Common Stock in the three months ended April 30, 2014 and 2013.

Share Repurchase Program. In March 2014, the Company's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $300,000,000 of its Common Stock through open market transactions. Purchases are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The program will expire on March 31, 2017.

The Company's share repurchase activity was as follows:

(in thousands, except per share amounts)	Three Months Ended April 30, 2014
Cost of repurchases	$7,146
Shares repurchased and retired	82
Average cost per share	$86.95

At April 30, 2014, approximately $292,854,000 remained available for share repurchases under this authorization.

10.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended April 30,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2014	2013	2014	2013
Net Periodic Benefit Cost:
Service cost	$4,623	$5,056	$595	$723
Interest cost	7,130	6,865	672	728
Expected return on plan assets	(5,890)	(4,950)	—	—
Amortization of prior service cost (credit)	60	243	(168)	(165)
Amortization of net loss	3,401	5,200	7	96
Net expense	$9,324	$12,414	$1,106	$1,382

11.	SEGMENT INFORMATION

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

•
Other consists of all non-reportable segments, including (i) retail sales in Company-operated TIFFANY & CO. stores and wholesale distribution in the Emerging Markets region; (ii) wholesale sales of diamonds; and (iii) licensing agreements.

Certain information relating to the Company's segments is set forth below:

	Three Months Ended April 30,
(in thousands)	2014	2013
Net sales:
Americas	$438,688	$407,697
Asia-Pacific	260,944	223,427
Japan	173,894	144,527
Europe	101,285	92,986
Total reportable segments	974,811	868,637
Other	37,321	26,847
	$1,012,132	$895,484
Earnings from operations*:
Americas	$81,484	$58,962
Asia-Pacific	71,841	55,459
Japan	71,496	53,419
Europe	16,972	14,278
Total reportable segments	241,793	182,118
Other	2,264	844
	$244,057	$182,962

*	Represents earnings from operations before (i) unallocated corporate expenses, (ii) interest and other expenses, net, and (iii) other operating expense.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended April 30,
(in thousands)	2014	2013
Earnings from operations for segments	$244,057	$182,962
Unallocated corporate expenses	(34,264)	(32,425)
Interest and other expenses, net	(16,276)	(12,712)
Other operating expense	—	(9,379)
Earnings from operations before income taxes	$193,517	$128,446

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expense in the three months ended April 30, 2013 was related to specific cost-reduction initiatives. These cost-reduction initiatives included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

12.	SUBSEQUENT EVENT
On May 22, 2014, the Company’s Board of Directors approved a 12% increase in the quarterly dividend rate, increasing it from $0.34 per share of Common Stock to a new rate of $0.38. This dividend will be paid on July 10, 2014 to shareholders of record on June 20, 2014.

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

The Company's reportable segments are as follows:

•
Americas includes sales in 121 Company-operated TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

•	Asia-Pacific includes sales in 72 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 55 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

•	Europe includes sales in 38 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•
Other consists of all non-reportable segments, including (i) retail sales in 6 Company-operated TIFFANY & CO. stores and wholesale distribution in the Emerging Markets region; (ii) wholesale sales of diamonds; and (iii) licensing agreements.

HIGHLIGHTS

•
Worldwide net sales increased 13% to $1,012,132,000 in the three months ("first quarter") ended April 30, 2014 due to growth across all jewelry categories and in all regions. Management noted strong sales growth in Japan in March, which reflected the Japanese consumer's response to the increase in Japan’s consumption tax which took effect on April 1, 2014, which was partly offset by an expected decline subsequent to the increase.

•	On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 15% and comparable store sales increased 11%.

•	The Company opened four TIFFANY & CO. stores in the first quarter (opening one each in the Americas, Japan, Europe and the Emerging Markets region) while closing one in the Americas.

•
Earnings from operations as a percentage of net sales improved 4.9 percentage points. However, excluding certain expenses recorded in the first quarter of 2013 (see "Non-GAAP Measures" below), operating margin improved 3.9 percentage points due to an increase in gross margin and sales leverage on operating expenses.

•
Net earnings increased 50% to $125,609,000, or $0.97 per diluted share in the first quarter. Excluding certain expenses recorded in the first quarter of 2013 (see "Non-GAAP Measures" below), net earnings increased 41%.

•	Management raised the full year outlook to $4.15 - $4.25 per diluted share.

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

	First Quarter 2014 vs. 2013
	GAAP Reported	Translation Effect	Constant-Exchange- Rate Basis
Net Sales:
Worldwide	13%	(2)%	15%
Americas	8%	(1)%	9%
Asia-Pacific	17%	(2)%	19%
Japan	20%	(9)%	29%
Europe	9%	7%	2%
Other	39%	—%	39%
Comparable Store Sales:
Worldwide	9%	(2)%	11%
Americas	7%	(1)%	8%
Asia-Pacific	8%	(2)%	10%
Japan	21%	(9)%	30%
Europe	4%	7%	(3)%
Other	18%	—%	18%

Statement of Earnings. Internally, management monitors and measures its earnings performance excluding certain items listed below. Management believes excluding such items presents the Company's results on a more comparable basis to the corresponding period in the prior year, thereby providing investors with an additional perspective to analyze the results of operations of the Company. The following table reconciles certain GAAP amounts to non-GAAP amounts:

(in thousands)	GAAP	Specific cost-reduction initiatives [a] (decrease)/increase	Non-GAAP
Quarter ended April 30, 2013
Selling, general and administrative expenses	$362,066	$(9,379)	$352,687
Earnings from operations	141,158	9,379	150,537
Earnings from operations as a % of net sales	15.8%		16.8%
Net earnings	83,577	5,785	89,362

[a]
Expenses associated with specific cost-reduction initiatives which included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

There were no such adjustments in the first quarter of 2014.

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

Net Sales

Net sales by segment were as follows:

	First Quarter
(in thousands)	2014	2013	Increase
Americas	$438,688	$407,697	8%
Asia-Pacific	260,944	223,427	17
Japan	173,894	144,527	20
Europe	101,285	92,986	9
Other	37,321	26,847	39
	$1,012,132	$895,484	13%

Americas. Total sales in the Americas increased $30,991,000, or 8%, due to an increase in the average price per jewelry unit sold. In addition, a modest unit decline in fashion jewelry was largely offset by growth in all other jewelry categories. Comparable store sales increased $23,767,000, or 7%, due to geographically broad-based growth across the U.S. Non-comparable store sales grew $7,557,000. On a constant-exchange-rate basis, sales in the Americas increased 9% and comparable store sales increased 8%.

Asia-Pacific. Total sales in Asia-Pacific increased $37,517,000, or 17%, primarily due to an increase in the number of jewelry units sold. Comparable store sales increased $17,277,000, or 8%, and non-comparable store sales grew $14,484,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 19% and comparable store sales increased 10% due to noteworthy growth throughout Greater China and in Australia.

Japan. Total sales in Japan increased $29,367,000, or 20%, and comparable store sales increased $27,827,000 or 21%, due to an increase in the average price per jewelry unit sold and in the number of jewelry units sold. Management noted strong sales growth in Japan in March, which reflected the Japanese consumer's response to the increase in Japan’s consumption tax which took effect on April 1, 2014. After the tax increase became effective, as expected the Company has experienced sales declines, but management is not changing its initial full-year expectation for a healthy rate of sales growth. On a constant-exchange-rate basis, Japan sales increased 29% and comparable store sales increased 30%.

Europe. Total sales in Europe increased $8,299,000, or 9%, due to currency translation and an increase in the number of jewelry units sold. Comparable store sales increased $2,951,000, or 4%, and non-comparable store sales increased $3,874,000. On a constant-exchange-rate basis, sales in Europe increased 2% while comparable store sales decreased 3% with similar trends in the United Kingdom and in overall continental Europe.

Other. Other sales increased $10,474,000, or 39%, primarily due to retail sales growth in the Emerging Markets region, which includes $2,394,000, or 18%, comparable store sales growth in the United Arab Emirates ("U.A.E.") and the opening of a Company-operated TIFFANY & CO. store in Russia. The remainder of the sales growth is due to wholesale sales of diamonds.

Product Category Information. In the three months ended April 30, 2014, worldwide net sales increased $116,648,000, or 13%, primarily driven by increases of $31,928,000, or 16%, in the statement, fine & solitaire jewelry category (reflecting growth throughout the category); $46,815,000, or 16%, in the engagement jewelry & wedding bands category (reflecting growth in solitaire diamond rings and wedding bands); and $36,426,000, or 11%, in the fashion jewelry category (primarily due to sales growth in gold jewelry but also improvement in silver jewelry).

Store Data. Management expects to add 13 Company-operated stores and close four existing stores during 2014: opening four in the Americas, five in Asia-Pacific, two in Japan, and one each in Europe and Russia, while closing one each in the Americas, Asia-Pacific, Japan and the U.A.E. The following table shows locations which have already been opened or closed, or where plans have been finalized:

Location	Actual Openings (Closings) Year-to-Date 2014	Expected Openings 2014
Americas:
Cancun, Mexico	First Quarter
East Hampton, New York	(First Quarter)
Aventura, Florida		Second Quarter
Newbury Street – Boston, Massachusetts		Third Quarter
Design District – Miami, Florida		Fourth Quarter
Asia-Pacific:
Adelaide, Australia		Fourth Quarter
Hangzhou, China		Fourth Quarter
Japan:
Kobe, Sogo department store	First Quarter
Shinjuku – Tokyo		Third Quarter
Europe:
Champs Elysees – Paris, France	First Quarter
Emerging Markets:
Moscow, Russia	First Quarter

Gross Margin

	First Quarter
	2014	2013
Gross profit as a percentage of net sales	58.2%	56.2%

Gross margin (gross profit as a percentage of net sales) increased by 2.0 percentage points benefiting from favorable product costs and price increases, as well as sales leverage on fixed costs resulting from the increase in worldwide net sales.

Management periodically reviews and adjusts its retail prices when appropriate to address product cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 6. Hedging Instruments"). Management increased retail prices in the first quarters of 2014 and 2013 across all geographic regions and product categories.

Selling, General and Administrative ("SG&A") Expenses

	First Quarter
	2014	2013
SG&A expenses as a percentage of net sales	37.5%	40.4%
SG&A expenses increased $17,667,000, or 5%, in the first quarter. Excluding the expense noted in "Non-GAAP Measures" in the first quarter of 2013, SG&A expenses increased $27,046,000, or 8%, primarily due to increased store occupancy and depreciation expenses of $12,230,000 related to new and existing stores and increased labor costs of $5,970,000. A portion of these increases is tied to increased sales in the first quarter of 2014. SG&A expenses as a percentage of net sales decreased 2.9 percentage points and would have decreased 1.9 percentage points, when excluding the item noted in "Non-GAAP Measures", due to the leveraging effect of fixed costs.

Earnings from Operations

(in thousands)	First Quarter 2014	% of Net Sales	First Quarter 2013	% of Net Sales
Earnings from operations*:
Americas	$81,484	18.6%	$58,962	14.5%
Asia-Pacific	71,841	27.5%	55,459	24.8%
Japan	71,496	41.1%	53,419	37.0%
Europe	16,972	16.8%	14,278	15.4%
Other	2,264	6.1%	844	3.1%
	244,057		182,962
Unallocated corporate expenses	(34,264)	(3.4)%	(32,425)	(3.6)%
Other operating expense	—		(9,379)
Earnings from operations	$209,793	20.7%	$141,158	15.8%
*    Percentages represent earnings from operations as a percentage of each segment's net sales.
Earnings from operations increased 49% in the first quarter. On a segment basis, the ratio of earnings from operations to each segment's net sales in the first quarter of 2014 compared with 2013 was as follows:

•
Americas – the ratio increased 4.1 percentage points due to an improvement in gross margin and sales leverage of operating expenses which partly benefited from a shift in timing of marketing spending to later in the year;

•	Asia-Pacific – the ratio increased 2.7 percentage points due to an improvement in gross margin as well as sales leveraging of operating expenses;

•
Japan – the ratio increased 4.1 percentage points primarily due to sales leveraging of operating expenses as well as an improvement in gross margin (which includes a benefit from the Company's ongoing program to utilize forward contracts for a portion of forecasted merchandise purchases);

•
Europe – the ratio increased 1.4 percentage points due to an improvement in gross margin partly offset by increased store-related operating expenses, including the opening of a significant store on the Champs Elysees in Paris; and

•
Other – the ratio increased 3.0 percentage points due to an improvement in gross margin from sales generated by retail operations in the Emerging Markets region and lower charges associated with the write-down of wholesale diamond inventory deemed not suitable for the Company's needs which were partly offset by increased store-related operating expenses, including the opening of a new store in Moscow.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased versus the comparable period in the prior year but improved as a percentage of net sales as a result of sales leverage.

Other operating expense in the three months ended April 30, 2013 was related to specific cost-reduction initiatives. These cost-reduction initiatives included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

Interest and Other Expenses, net

In the first quarter of 2014, interest and other expenses, net increased $3,564,000, or 28%.

Provision for Income Taxes

The effective income tax rate for the first quarter of 2014 was 35.1% versus 34.9% in the prior year. The effective income tax rate for the three months ended April 30, 2014 includes an increase of 2.0 percentage points due to the one-time impact of changes in tax legislation offset by the favorable impact of a valuation allowance release of 1.3 percentage points.

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

The following table summarizes cash flows from operating, investing and financing activities:

	First Quarter
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$76,616	$2,283
Investing activities	(32,022)	(37,840)
Financing activities	(32,856)	(2,205)
Effect of exchange rates on cash and cash equivalents	1,798	(2,160)
Net increase/(decrease) in cash and cash equivalents	$13,536	$(39,922)

Operating Activities

The Company had a net cash inflow from operating activities of $76,616,000 in the first quarter of 2014 compared with a net cash inflow of $2,283,000 in the same period in 2013. The variance is primarily due to the improvement in operating performance and the timing of income tax payments and other payables. Additionally, the first quarter of 2013 includes the Company's contribution of $30,000,000 to its pension plan, which is reflected in Other, net on the Condensed Consolidated Statements of Cash Flows.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,692,588,000 and 5.2 at April 30, 2014, compared with$2,531,648,000 and 4.6 at January 31, 2014 and $2,586,599,000 and 5.3 at April 30, 2013.

Accounts receivable, less allowances at April 30, 2014 were 3% higher than January 31, 2014 and 7% higher than April 30, 2013 due to sales growth. Changes in foreign currency exchange rates, primarily from the weaker Japanese yen, had the effect of decreasing accounts receivable by 2% compared to April 30, 2013 but were not significant when compared to January 31, 2014.

Inventories, net at April 30, 2014 were 4% higher than January 31, 2014 and were 6% higher than April 30, 2013. Finished goods inventories rose 2% from both January 31, 2014 and April 30, 2013 and combined raw material and work-in-process inventories increased 6% and 12% from January 31, 2014 and April 30, 2013. The overall increase resulted from increased inventory levels to support anticipated sales growth.

Prepaid expenses and other current assets at April 30, 2014 were 3% lower than January 31, 2014 and 34% higher than April 30, 2013. The increase from April 30, 2013 is largely due to income tax receivables which were recorded in the fourth quarter of 2013 resulting from the impact of the Arbitration Award. See Part II – Item 1. Legal Proceedings for additional information regarding the Arbitration Award.

Investing Activities

The Company had a net cash outflow from investing activities of $32,022,000 in the first quarter of 2014 compared with an outflow of $37,840,000 in 2013.

Notes Receivable Funded and Proceeds from Notes Receivable. The Company may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. In the first quarter of 2013, the Company loaned $3,000,000 to such companies. In the first quarter of 2014, the Company received repayments of $3,486,000 associated with loans extended.

Financing Activities

The Company had a net cash outflow from financing activities of $32,856,000 in the first quarter of 2014 compared with an outflow of $2,205,000 in 2013. Year-over-year changes in cash flows from financing activities are largely driven by repayment of borrowings as well as share repurchases partly offset by proceeds from the exercise of stock options.

Recent Borrowings. The Company had net (repayment of) proceeds from short-term borrowings as follows:

	First Quarter
(in thousands)	2014	2013
Short-term borrowings:
(Repayment of) proceeds from credit facility borrowings, net	$(11,389)	$27,916
Other proceeds from credit facility borrowings	2,405	3,237
Other repayments of credit facility borrowings	(964)	(4,004)
Net (repayment of) proceeds from total borrowings	$(9,948)	$27,149
Under all of the Company's revolving credit facilities, there were $240,956,000 of borrowings outstanding, $4,027,000 letters of credit issued but not outstanding and $574,784,000 available for borrowing at April 30, 2014. The weighted-average interest rate for the amount outstanding at April 30, 2014 was 3.69%.
The ratio of total debt (short-term borrowings and long-term debt) to stockholders’ equity was 35% at April 30, 2014, 37% at January 31, 2014 and 37% at April 30, 2013.
At April 30, 2014, the Company was in compliance with all debt covenants.

Share Repurchases. In March 2014, the Company's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $300,000,000 of its Common Stock through open market transactions. Purchases are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The program will expire on March 31, 2017.

The Company's share repurchase activity was as follows:

(in thousands, except per share amounts)	Three Months Ended April 30, 2014
Cost of repurchases	$7,146
Shares repurchased and retired	82
Average cost per share	$86.95

At April 30, 2014, approximately $292,854,000 remained available for share repurchases under this authorization.

Contractual Obligations

Management believes it is reasonably possible that the total gross amount provided for unrecognized tax benefits will decrease by approximately $20,000,000 in the next 12 months, primarily due to the potential settlement of outstanding tax matters and closing of audits. If the Company does recognize such a decrease, management does not currently anticipate a significant effect on net earnings. Future developments may result in a change in this assessment.

The Company’s contractual cash obligations and commercial commitments at April 30, 2014 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2014.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

2014 Outlook

For the fiscal year ended January 31, 2015, management currently expects net earnings to be in a range of $4.15–$4.25 per diluted share, compared with its previously-published forecast of $4.05–$4.15 per diluted share. This is based on the following assumptions, which are approximate and may or may not prove valid, and which should be read in conjunction with risk factors disclosed in Part I, Item 1A in the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014:

•
Worldwide net sales increasing by a high-single-digit percentage, with all regions expected to achieve growth in their total sales in U.S. dollars and in comparable store sales on a constant-exchange-rate basis.

•
Adding 13 Company-operated stores and closing four existing stores: opening four in the Americas, five in Asia-Pacific, two in Japan, and one each in Europe and Russia, while closing one each in the Americas, Asia-Pacific, Japan and the U.A.E.

•	Earnings from operations as a percentage of net sales increasing due to a higher gross margin and SG&A expense growth less than sales growth.

•	Uncertainty about the timing of sales improvement in Japan, as well as higher marketing spending, are expected to result in the second quarter's net earnings approximately equal to the prior year.

•	Interest and other expenses, net of $65,000,000 to $70,000,000 with the increase over 2013 reflecting the interest cost on higher average levels of net-debt.

•	An effective income tax rate of 35%.

•	A 6% increase in net inventories.

•	Capital expenditures of $270,000,000, versus $221,000,000 last year, with the increase largely reflecting incremental investments in certain information technology systems.

•	Free cash flow (cash flow from operating activities less capital expenditures) of at least $400,000,000.

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's goals, plans and projections with respect to store openings and closings, product introductions, sales, retail prices, gross margin, expenses, operating margin, effective income tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow and liquidity. In addition, management makes other forward-looking statements from time to time concerning objectives and expectations. One can identify these forward-looking statements by the fact that they use words such as "believes," "intends," "plans" and "expects" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on management's current plans and involve inherent risks, uncertainties and assumptions that could cause actual outcomes to differ materially from current goals, plans and projections. The Company has included important factors in the cautionary statements included in its 2013 Annual Report on Form 10-K and in this quarterly report, particularly under "Item 1A. Risk Factors," that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

Foreign Currency Risk

The Company may use foreign exchange forward contracts or put option contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated exposures, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The term of all outstanding foreign exchange forward contracts as of April 30, 2014 ranged from less than one month to 12 months.

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

The Arbitration was initiated in June 2011 by the Swatch Parties, who sought damages for alleged breach of agreements entered into by and among the Swatch Parties and the Tiffany Parties in December 2007 (the "Agreements"), and the hearing was held in October 2012 before a three-member arbitral panel convened in the Netherlands pursuant to the Arbitration Rules of the Netherlands Arbitration Institute. The Agreements pertained to the development and commercialization of a watch business and, among other things, contained various licensing and governance provisions and approval requirements relating to business, marketing and branding plans and provisions allocating profits relating to sales of the watch business between the Swatch Parties and the Tiffany Parties.

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73,000,000 (or approximately $83,000,000 at April 30, 2014) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,300,000,000 at April 30, 2014) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120,000,000 (or approximately $136,000,000 at April 30, 2014) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $611,000,000 at April 30, 2014) (calculated based on alleged future lost profits of the Tiffany Parties).

Under the terms of the Arbitration Award, and at the request of the Swatch Parties and the Tiffany Parties, the Agreements were deemed terminated as of March 1, 2013. Pursuant to the Arbitration Award, the Tiffany Parties were ordered to pay the Swatch Parties damages of CHF 402,737,000 (the "Arbitration Damages"), as well as interest from June 30, 2012 to the date of payment, two-thirds of the cost of the Arbitration and two-thirds of the Swatch Parties' legal fees, expenses and costs. These amounts were paid in full in January 2014, and, in the fourth quarter of 2013, the Company recorded a charge of $480,211,000 which had been classified as Arbitration award expense in the consolidated statement of earnings for the fiscal year ended January 31, 2014.

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

Management has not established any accrual in the Company's condensed consolidated financial statements as of April 30, 2014 related to the annulment process or any potential subsequent litigation because it does not believe that an annulment of the Arbitration Award and the subsequent award of damages exceeding the Arbitration Damages is probable.

The Company is proceeding with plans to design, produce, market and distribute TIFFANY & CO. brand watches through a Swiss subsidiary. The effective development and growth of this watch business will require additional resources and will involve risks and uncertainties.

Item 1A.	Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains the Company’s share repurchases of equity securities in the first quarter of 2014:
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares, (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2014 to February 28, 2014	—	$—	—	$—
March 1, 2014 to March 31, 2014	—	$—	—	$300,000,000
April 1, 2014 to April 30, 2014	82,187	$86.95	82,187	$292,854,000
TOTAL	82,187	$86.95	82,187	$292,854,000

In March 2014, the Company's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $300,000,000 of its Common Stock through open market transactions. Purchases are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The program will expire on March 31, 2017.

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

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2014, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO.
(Registrant)

Date: May 23, 2014	By: /s/ Ralph Nicoletti
Ralph Nicoletti
Executive Vice President
Chief Financial Officer
(principal financial officer)