Form 10-Q
period 2014-07-31
TIFFANY & CO
filed 2014-08-27
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 129,294,784 shares outstanding at the close of business on July 31, 2014.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2014

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	July 31, 2014	January 31, 2014	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$398,242	$345,778	$489,664
Short-term investments	192	21,257	118
Accounts receivable, less allowances of $9,537, $10,337 and $8,918	190,318	188,814	161,746
Inventories, net	2,531,451	2,326,580	2,328,510
Deferred income taxes	104,909	101,012	77,948
Prepaid expenses and other current assets	225,863	244,947	181,931
Total current assets	3,450,975	3,228,388	3,239,917
Property, plant and equipment, net	857,317	855,095	814,593
Deferred income taxes	246,156	278,390	309,823
Other assets, net	381,377	390,478	367,385
	$4,935,825	$4,752,351	$4,731,718
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$275,433	$252,365	$207,412
Accounts payable and accrued liabilities	300,781	342,090	276,810
Income taxes payable	28,374	31,976	36,731
Merchandise and other customer credits	65,510	70,309	67,921
Total current liabilities	670,098	696,740	588,874
Long-term debt	750,070	751,154	756,807
Pension/postretirement benefit obligations	279,502	268,112	342,361
Deferred gains on sale-leasebacks	77,858	81,865	86,688
Other long-term liabilities	213,869	220,512	221,692
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 129,295, 128,312 and 127,945	1,293	1,283	1,279
Additional paid-in capital	1,152,139	1,095,304	1,061,849
Retained earnings	1,824,220	1,682,398	1,778,490
Accumulated other comprehensive loss, net of tax	(47,273)	(58,548)	(119,318)
Total Tiffany & Co. stockholders' equity	2,930,379	2,720,437	2,722,300
Non-controlling interests	14,049	13,531	12,996
Total stockholders' equity	2,944,428	2,733,968	2,735,296
	$4,935,825	$4,752,351	$4,731,718
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net sales	$992,930	$925,884	$2,005,062	$1,821,368
Cost of sales	397,767	393,755	820,373	786,015
Gross profit	595,163	532,129	1,184,689	1,035,353
Selling, general and administrative expenses	386,642	355,243	766,375	717,309
Earnings from operations	208,521	176,886	418,314	318,044
Interest and other expenses, net	16,151	14,694	32,427	27,406
Earnings from operations before income taxes	192,370	162,192	385,887	290,638
Provision for income taxes	68,250	55,411	136,158	100,280
Net earnings	$124,120	$106,781	$249,729	$190,358
Net earnings per share:
Basic	$0.96	$0.84	$1.93	$1.49
Diluted	$0.96	$0.83	$1.92	$1.48
Weighted-average number of common shares:
Basic	129,252	127,826	129,093	127,572
Diluted	129,908	128,771	129,851	128,606
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net earnings	$124,120	$106,781	$249,729	$190,358
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(4,955)	(15,346)	12,196	(30,784)
Unrealized (loss) gain on marketable securities	(513)	(920)	254	(105)
Unrealized loss on hedging instruments	(1,297)	(2,977)	(4,776)	(190)
Net unrealized gain on benefit plans	1,559	2,712	3,601	5,636
Total other comprehensive (loss) earnings, net of tax	(5,206)	(16,531)	11,275	(25,443)
Comprehensive earnings	$118,914	$90,250	$261,004	$164,915
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balances, January 31, 2014	$2,733,968	$1,682,398	$(58,548)	128,312	$1,283	$1,095,304	$13,531
Exercise of stock options and vesting of restricted stock units ("RSUs")	29,307	—	—	1,122	12	29,295	—
Tax effect of exercise of stock options and vesting of RSUs	12,504	—	—	—	—	12,504	—
Share-based compensation expense	13,534	—	—	—	—	13,534	—
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings Plan	3,925	—	—	45	—	3,925	—
Purchase and retirement of Common Stock	(16,402)	(15,058)	—	(184)	(2)	(1,342)	—
Cash dividends on Common Stock	(92,849)	(92,849)	—	—	—	—	—
Other comprehensive earnings, net of tax	11,275	—	11,275	—	—	—	—
Net earnings	249,729	249,729	—	—	—	—	—
Redemption of non-controlling interest	—	—	—	—	—	(1,081)	1,081
Non-controlling interests	(563)	—	—	—	—	—	(563)
Balances, July 31, 2014	$2,944,428	$1,824,220	$(47,273)	129,295	$1,293	$1,152,139	$14,049
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$249,729	$190,358
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	97,214	86,323
Amortization of gain on sale-leasebacks	(4,744)	(4,733)
Excess tax benefits from share-based payment arrangements	(12,504)	(10,832)
Provision for inventories	14,741	17,421
Deferred income taxes	19,569	(8,343)
Provision for pension/postretirement benefits	19,655	24,505
Share-based compensation expense	13,398	15,309
Changes in assets and liabilities:
Accounts receivable	(200)	6,673
Inventories	(213,332)	(143,437)
Prepaid expenses and other current assets	(23,257)	(26,505)
Accounts payable and accrued liabilities	(19,504)	(22,857)
Income taxes payable	28,263	20,196
Merchandise and other customer credits	(5,125)	2,018
Other, net	(11,107)	(26,016)
Net cash provided by operating activities	152,796	120,080
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(698)	(616)
Proceeds from sales of marketable securities and short-term investments	21,729	—
Capital expenditures	(91,126)	(86,686)
Notes receivable funded	—	(3,050)
Proceeds from notes receivable	7,277	484
Net cash used in investing activities	(62,818)	(89,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	13,966	3,244
Other proceeds from credit facility borrowings	12,067	82,643
Other repayments of credit facility borrowings	(964)	(68,100)
Repurchase of Common Stock	(16,402)	—
Proceeds from exercised stock options	35,305	15,505
Excess tax benefits from share-based payment arrangements	12,504	10,832
Cash dividends on Common Stock	(92,849)	(83,209)
Distribution to non-controlling interest	(1,910)	—
Financing fees	(97)	(893)
Net cash used in financing activities	(38,380)	(39,978)
Effect of exchange rate changes on cash and cash equivalents	866	(5,408)
Net increase/(decrease) in cash and cash equivalents	52,464	(15,174)
Cash and cash equivalents at beginning of year	345,778	504,838
Cash and cash equivalents at end of six months	$398,242	$489,664
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the Registrant) and its subsidiaries (the “Company”) in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (VIEs), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of July 31, 2014 and 2013 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2014 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and six months ended July 31, 2014 and 2013 are not necessarily indicative of the results of the entire fiscal year.

2.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2016 and early adoption is not permitted. Management is currently evaluating the impact of this ASU on the condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12 – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and to apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. This ASU is not expected to have a material impact on the condensed consolidated financial statements or disclosures.

3.	RECEIVABLES AND FINANCING ARRANGEMENTS

Receivables. The Company maintains an allowance for doubtful accounts for estimated losses associated with the accounts receivable recorded on the balance sheet. The allowance is determined based on a combination of factors including, but not limited to, the length of time that the receivables are past due, management's knowledge of the customer, economic and market conditions and historical write-off experiences.

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. A Credit Card account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all Credit Card Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At July 31, 2014 and 2013, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net) was $55,690,000 and $49,948,000, of which 97% were considered current in both periods. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $1,000,000 at July 31, 2014 and $1,500,000 at July 31, 2013) was determined based on the factors discussed above. Finance charges earned on Credit Card accounts are not significant.

Financing Arrangements. The Company may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. Management evaluates these and any other financing arrangements that may arise for potential impairment by reviewing the parties' financial statements and projections and business, operational and other economic factors on a periodic basis. At July 31, 2014 and 2013, the current portion of the carrying amount of financing arrangements including accrued interest was $17,059,000 and $7,807,000 and was recorded in prepaid expenses and other current assets. At July 31, 2014 and 2013, the non-current portion of the carrying amount of financing arrangements including accrued interest was $49,231,000 and $64,425,000 and was included in other assets, net. The Company has not recorded any material impairment charges on such loans as of July 31, 2014 and 2013.

4.	INVENTORIES

(in thousands)	July 31, 2014	January 31, 2014	July 31, 2013
Finished goods	$1,453,175	$1,333,926	$1,370,966
Raw materials	933,311	874,799	843,380
Work-in-process	144,965	117,855	114,164
Inventories, net	$2,531,451	$2,326,580	$2,328,510

5.	INCOME TAXES

The effective income tax rate for the three months ended July 31, 2014 was 35.5% versus 34.2% in the prior year. The effective income tax rate for the three months ended July 31, 2014 includes an increase of 0.6 percentage point due to the one-time impact of a change in state tax legislation. The effective income tax rate for the six months ended July 31, 2014 was 35.3% versus 34.5% in the prior year. The effective income tax rate for the six months ended July 31, 2014 includes an increase of 1.3 percentage points due to the one-time impact of changes in state tax legislation offset by the favorable impact of a valuation allowance release of 0.6 percentage point.

At July 31, 2014, the Company’s gross uncertain tax positions decreased by $20,231,000 from January 31, 2014 primarily as a result of the settlement of an audit conducted by the Internal Revenue Service ("IRS"). At July 31, 2014, gross accrued interest and penalties decreased by $4,605,000 from January 31, 2014, primarily due to the settlement of the IRS audit. These decreases were primarily a result of payments due to federal and state taxing authorities. The effect of this settlement on the Condensed

Consolidated Statements of Earnings was not material for the three and six months ended July 31, 2014.

The Company conducts business globally, and as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions. An audit is currently being conducted by the IRS (tax years 2010–2011). Tax years from 2006–present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with the taxing authorities regarding tax positions. As of July 31, 2014, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Net earnings for basic and diluted EPS	$124,120	$106,781	$249,729	$190,358
Weighted-average shares for basic EPS	129,252	127,826	129,093	127,572
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	656	945	758	1,034
Weighted-average shares for diluted EPS	129,908	128,771	129,851	128,606

For the three months ended July 31, 2014 and 2013, there were 347,000 and 412,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2014 and 2013, there were 336,000 and 589,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

As of July 31, 2014, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $163,106,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $57,027,000. The term of all outstanding foreign exchange forward contracts as of July 31, 2014 ranged from less than one month to 12 months.

Precious Metal Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to minimize the effect of volatility in precious metal prices. The Company accounts for its precious metal forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal forward contracts' cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of July 31, 2014, there were precious metal derivative instruments outstanding for approximately 14,900 ounces of platinum and 454,100 ounces of silver.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended July 31,
	2014		2013
(in thousands)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$591	$5,474	$191	$3,139
Put option contracts [a]	—	—	(8)	662
Precious metal forward contracts [a]	1,396	(1,237)	(2,415)	(1,008)
Forward-starting interest rate swaps [b]	—	(369)	—	(386)
	$1,987	$3,868	$(2,232)	$2,407

	Six Months Ended July 31,
	2014		2013
(in thousands)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$447	$12,847	$9,367	$5,068
Put option contracts [a]	—	—	1,270	930
Precious metal forward contracts [a]	1,808	(2,740)	(7,399)	(1,933)
Forward-starting interest rate swaps [b]	—	(742)	—	(776)
	$2,255	$9,365	$3,238	$3,289

[a]	The gain or loss recognized in earnings is included within Cost of sales.

[b]	The gain or loss recognized in earnings is included within Interest and other expenses, net.

The gains and losses on derivatives not designated as hedging instruments were not significant in the periods ended July 31, 2014 and 2013. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended July 31, 2014 and 2013. The Company expects approximately $3,800,000 of net pre-tax derivative gains included in accumulated other comprehensive income at July 31, 2014 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

For information regarding the location and amount of the derivative instruments in the Condensed Consolidated Balance Sheet, see "Note 8. Fair Value of Financial Instruments."

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

The Company uses the market approach to measure fair value for its marketable securities and derivative instruments. The Company's foreign exchange forward contracts, as well as its put option contracts, are primarily valued using the appropriate foreign exchange spot rates. The Company's precious metal forward contracts are primarily valued using the relevant precious metal spot rate. For further information on the Company's hedging instruments and program, see "Note 7. Hedging Instruments."

Financial assets and liabilities carried at fair value at July 31, 2014 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Marketable securities [a]	$53,362	$53,362	$—	$—	$53,362
Derivatives designated as hedging instruments:
Precious metal forward contracts [b]	663	—	663	—	663
Foreign exchange forward contracts [b]	3,354	—	3,354	—	3,354
Total financial assets	$57,379	$53,362	$4,017	$—	$57,379

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	$241	$—	$241	$—	$241
Foreign exchange forward contracts [c]	226	—	226	—	226
Total financial liabilities	$467	$—	$467	$—	$467

Financial assets and liabilities carried at fair value at July 31, 2013 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Marketable securities [a]	$49,343	$49,343	$—	$—	$49,343
Derivatives designated as hedging instruments:
Precious metal forward contracts [b]	212	—	212	—	212
Foreign exchange forward contracts [b]	18,744	—	18,744	—	18,744
Total financial assets	$68,299	$49,343	$18,956	$—	$68,299

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	$3,470	$—	$3,470	$—	$3,470
Foreign exchange forward contracts [c]	617	—	617	—	617
Total financial liabilities	$4,087	$—	$4,087	$—	$4,087
aIncluded within Other assets, net.
bIncluded within Prepaid expenses and other current assets.
cIncluded within Accounts payable and accrued liabilities.

The fair value of derivatives not designated as hedging instruments was not significant in the periods ended July 31, 2014 and 2013. The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $1,025,503,000 and $964,219,000 and the corresponding fair value was approximately $1,100,000,000 at both July 31, 2014 and 2013.

9.	COMMITMENTS AND CONTINGENCIES

Arbitration Award. On December 21, 2013, an award (the "Arbitration Award") was issued in favor of The Swatch Group Ltd. ("Swatch") and its wholly-owned subsidiary Tiffany Watch Co. ("Watch Company"; Swatch and Watch Company, together, the "Swatch Parties") in an arbitration proceeding (the "Arbitration") between the Registrant and its wholly-owned subsidiaries, Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the "Tiffany Parties") and the Swatch Parties.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73,000,000 (or approximately $80,000,000 at July 31, 2014) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,200,000,000 at July 31, 2014) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120,000,000 (or approximately $132,000,000 at July 31, 2014) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $594,000,000 at July 31, 2014) (calculated based on alleged future lost profits of the Tiffany Parties).

Under the terms of the Arbitration Award, and at the request of the Swatch Parties and the Tiffany Parties, the Agreements were deemed terminated as of March 1, 2013. Pursuant to the Arbitration Award, the Tiffany Parties were ordered to pay the Swatch Parties damages of CHF 402,737,000 (the "Arbitration Damages"), as well as interest from June 30, 2012 to the date of payment, two-thirds of the cost of the Arbitration and two-thirds of the Swatch Parties' legal fees, expenses and costs. These amounts were paid in full in January 2014, and, in the fourth quarter of 2013, the Company recorded a charge of $480,211,000 which was classified as Arbitration award expense in the consolidated statement of earnings for the fiscal year ended January 31, 2014.

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

In any such litigation, issues of liability and damages will be pled and determined without regard to the findings of the arbitral panel. As such, it is possible that the court could find that the Swatch Parties were in material breach of their obligations under the Agreements, that the Tiffany Parties were in material breach of their obligations under the Agreements or that neither the Swatch Parties nor the Tiffany Parties were in material breach. If the Swatch Parties’ claims of liability were accepted by the court, the damages award cannot be reasonably estimated at this time, but could exceed the Arbitration Damages and could have a material adverse effect on the Company’s consolidated financial statements or liquidity.

Management has not established any accrual in the Company's condensed consolidated financial statements as of July 31, 2014 related to the annulment process or any potential subsequent litigation because it does not believe that an annulment of the Arbitration Award and the subsequent award of damages exceeding the Arbitration Damages is probable.

The Company is proceeding with plans to design, produce, market and distribute TIFFANY & CO. brand watches through a Swiss subsidiary. The effective development and growth of this watch business will require additional resources and will involve risks and uncertainties.

Other Litigation Matters. The Company is from time to time involved in routine litigation incidental to the conduct of its business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of patents and other intellectual property rights by the Company, litigation instituted by persons alleged to have been injured upon premises under the Company's control and litigation with present and former employees and customers. Although litigation with present and former employees is routine and incidental to the conduct of the Company's business, as well as for any business employing significant numbers of employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally-protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, the Company believes that litigation currently pending to which it is a party or to which its properties are subject will be resolved without any material adverse effect on the Company's financial position, earnings or cash flows.

Environmental Matter. In 2005, the US Environmental Protection Agency (“EPA”) designated a 17-mile stretch of the Passaic River (the “River”) part of the Diamond Alkali “Superfund” site. This designation resulted from the detection of hazardous substances at the site, which was previously home to the Diamond Shamrock Corporation, a manufacturer of pesticides and herbicides. Under the Superfund law, the EPA will negotiate with potentially responsible parties to agree on remediation approaches.

The Company, which operated a silverware manufacturing facility on a tributary of the River from approximately 1897 to 1985, is one of more than 300 parties (the "Potentially Responsible Parties") designated by the EPA as potentially responsible parties with respect to the River. Of these parties, the Company, along with approximately 70 other Potentially Responsible Parties (collectively, the “Cooperating Parties Group” or “CPG”) voluntarily entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA in May 2007 to perform a Remedial Investigation/Feasibility Study (the “RI/FS”) of the lower 17 miles of the River. In June 2012, the CPG voluntarily entered into a second AOC related to focused remediation actions at Mile 10.9 of the River. The RI/FS under the 2007 AOC and the actions under the Mile 10.9 AOC are expected to be substantially complete by the end of 2014. The Company has accrued for its financial obligations under both AOCs, which have not been material to its financial position or results of operations in previous financial periods or on a cumulative basis.

Separately, the EPA has issued and is reviewing comments on its proposed plan for remediating the lower eight miles of the River, which is supported by a Focused Feasibility Study (the “FFS”). The FFS provides multiple approaches to remediation, which range in cost from $360,000,000 to $3,250,000,000, with the cost of the EPA-recommended approach ranging from $950,000,000 to $1,731,000,000. It cannot be determined how any costs of remediation identified as a result of the FFS would be allocated among any of the potentially responsible parties.

The Company expects that the RI/FS, once complete, will be reviewed and subject to comment by the EPA and other governmental agencies and stakeholders, with the EPA ultimately issuing a Record of Decision identifying a proposed remediation approach. With respect to the FFS, the Company expects that the EPA will, after review of the comments, identify and negotiate with any or all of the potentially responsible parties regarding any remediation action that may be necessary, and ultimately issue a Record of Decision with a proposed remediation approach.

Until one or more Records of Decision are issued, neither the ultimate remedial approaches and their costs, nor the Company’s participation, if any, relative to the other potentially responsible parties in these approaches and costs, can be determined. As such, the Company’s obligations, if any, beyond those already recorded for the 2007 AOC and the Mile 10.9 AOC cannot be estimated at this time, and the Company has therefore not recorded any additional liability related to this matter. In light of the number of companies in the CPG participating in the 2007 AOC and the Mile 10.9 AOC and the Company’s relative participation in the costs related thereto, the Company does not expect that its ultimate liability, if any, related to these matters will be material to its financial position. However, it is possible that, when the uncertainties discussed above are resolved, such liability could be material to its results of operations or cash flows in the period in which such uncertainties are resolved.

Leases. In April 2010, Tiffany committed to a plan to consolidate and relocate its New York headquarters staff to a single leased location in Manhattan. The Company recorded accrued exit charges of $30,884,000 during the second quarter of 2011 within other long-term liabilities associated with the relocation. The following is a reconciliation of the remaining accrued exit charges:

(in thousands)
Balance at January 31, 2014	$10,465
Cash payments, net of estimated sublease income	(1,518)
Interest accretion	69
Balance at April 30, 2014	9,016
Cash payments, net of estimated sublease income	(1,469)
Interest accretion	59
Balance at July 31, 2014	$7,606

10.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

(in thousands)	July 31, 2014	January 31, 2014	July 31, 2013
Accumulated other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments	$29,042	$16,846	$13,280
Unrealized gain on marketable securities	2,931	2,677	1,744
Deferred hedging loss	(11,383)	(6,607)	(3,397)
Net unrealized loss on benefit plans	(67,863)	(71,464)	(130,945)
	$(47,273)	$(58,548)	$(119,318)

Additions to and reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Foreign currency translation adjustments	$(5,116)	$(15,459)	$12,232	$(33,352)
Income tax benefit (expense)	161	113	(36)	2,568
Foreign currency translation adjustments, net of tax	(4,955)	(15,346)	12,196	(30,784)
Unrealized (loss) gain on marketable securities	(393)	(1,076)	826	190
Income tax (expense) benefit	(120)	156	(572)	(295)
Unrealized (loss) gain on marketable securities, net of tax	(513)	(920)	254	(105)
Unrealized gain (loss) on hedging instruments	1,987	(2,232)	2,255	3,238
Reclassification adjustment for gain included in net earnings [a]	(3,868)	(2,407)	(9,365)	(3,289)
Income tax benefit (expense)	584	1,662	2,334	(139)
Unrealized loss on hedging instruments, net of tax	(1,297)	(2,977)	(4,776)	(190)
Prior service cost	(483)	—	(483)	—
Amortization of net loss included in net earnings [b]	3,166	4,315	6,574	9,611
Amortization of prior service (credit) cost included in net earnings [b]	(92)	78	(200)	156
Income tax expense	(1,032)	(1,681)	(2,290)	(4,131)
Net unrealized gain on benefit plans, net of tax	1,559	2,712	3,601	5,636
Total other comprehensive (loss) earnings, net of tax	$(5,206)	$(16,531)	$11,275	$(25,443)

[a]	These gains are reclassified into Interest and other expenses, net and Cost of sales (see "Note 7. Hedging Instruments" for additional details).

[b]	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs (see "Note 11. Employee Benefit Plans" for additional details).

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.38 and $0.34 per share of Common Stock in the three months ended July 31, 2014 and 2013 and $0.72 and $0.66 per share of Common Stock in the six months ended July 31, 2014 and 2013.

Share Repurchase Program. In March 2014, the Company's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $300,000,000 of its Common Stock through open market transactions. Purchases are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The program will expire on March 31, 2017.

The Company's share repurchase activity was as follows:

(in thousands, except per share amounts)	Three Months Ended July 31, 2014	Six Months Ended July 31, 2014
Cost of repurchases	$9,256	$16,402
Shares repurchased and retired	102	184
Average cost per share	$90.98	$89.18

At July 31, 2014, approximately $283,598,000 remained available for share repurchases under this authorization.

11.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2014	2013	2014	2013
Net Periodic Benefit Cost:
Service cost	$3,858	$4,521	$569	$673
Interest cost	7,001	6,639	651	653
Expected return on plan assets	(5,928)	(6,170)	—	—
Amortization of prior service cost (credit)	77	243	(169)	(165)
Amortization of net loss	3,163	4,305	3	10
Net expense	$8,171	$9,538	$1,054	$1,171

	Six Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2014	2013	2014	2013
Net Periodic Benefit Cost:
Service cost	$8,481	$9,577	$1,164	$1,396
Interest cost	14,131	13,504	1,323	1,381
Expected return on plan assets	(11,818)	(11,120)	—	—
Amortization of prior service cost (credit)	137	486	(337)	(330)
Amortization of net loss	6,564	9,505	10	106
Net expense	$17,495	$21,952	$2,160	$2,553

12.	SEGMENT INFORMATION

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

Certain information relating to the Company's segments is set forth below:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Net sales:
Americas	$483,595	$443,856	$922,283	$851,553
Asia-Pacific	236,805	208,325	497,749	431,752
Japan	119,085	136,395	292,979	280,922
Europe	120,033	111,247	221,318	204,233
Total reportable segments	959,518	899,823	1,934,329	1,768,460
Other	33,412	26,061	70,733	52,908
	$992,930	$925,884	$2,005,062	$1,821,368
Earnings (losses) from operations*:
Americas	$109,805	$87,731	$191,289	$146,693
Asia-Pacific	65,492	49,882	137,333	105,341
Japan	39,173	48,235	110,669	101,654
Europe	25,114	22,338	42,086	36,616
Total reportable segments	239,584	208,186	481,377	390,304
Other	2,399	(1,188)	4,663	(344)
	$241,983	$206,998	$486,040	$389,960

*	Represents earnings (losses) from operations before (i) unallocated corporate expenses, (ii) interest and other expenses, net, and (iii) other operating expense.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Earnings from operations for segments	$241,983	$206,998	$486,040	$389,960
Unallocated corporate expenses	(33,462)	(30,112)	(67,726)	(62,537)
Interest and other expenses, net	(16,151)	(14,694)	(32,427)	(27,406)
Other operating expense	—	—	—	(9,379)
Earnings from operations before income taxes	$192,370	$162,192	$385,887	$290,638

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expense in the six months ended July 31, 2013 was related to specific cost-reduction initiatives. These cost-reduction initiatives included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

13.	SUBSEQUENT EVENT
On August 21, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.38 per share of Common Stock. This dividend will be paid on October 10, 2014 to shareholders of record on September 22, 2014.

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

The Company's reportable segments are as follows:

•
Americas includes sales in 122 Company-operated TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

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

HIGHLIGHTS

•
Worldwide net sales increased 7% to $992,930,000 in the three months ("second quarter") ended July 31, 2014 due to growth across all jewelry categories and solid growth in the Americas and Asia-Pacific regions, while net sales in Japan declined (see "Net Sales" below). Worldwide net sales increased 10% in the six months ("first half") ended July 31, 2014 to $2,005,062,000 due to growth across all jewelry categories and in all regions.

•
On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 7% in the second quarter and 11% in the first half and comparable store sales increased 3% in the second quarter and 7% in the first half.

•	The Company opened five TIFFANY & CO. stores in the first half (opening two in the Americas and one each in Japan, Europe and the Emerging Markets region) while closing one in the Americas.

•
Earnings from operations as a percentage of net sales ("operating margin") improved 1.9 percentage points in the second quarter due to an increase in gross margin. Operating margin improved 3.4 percentage points in the first half; however, excluding certain expenses recorded in the first half of 2013 (see "Non-GAAP Measures" below), operating margin improved 2.9 percentage points due to an increase in gross margin and sales leverage on operating expenses.

•
Net earnings increased 16% to $124,120,000, or $0.96 per diluted share in the second quarter. Net earnings increased 31% to $249,729,000, or $1.92 per diluted share in the first half. Excluding certain expenses recorded in the first quarter of 2013 (see "Non-GAAP Measures" below), net earnings increased 27% in the first half of 2014.

•	In May 2014, the Board of Directors approved a 12% increase in the quarterly dividend rate to $0.38 per share of the Company's Common Stock, or an annual dividend rate of $1.52 per share.

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

	Second Quarter 2014 vs. 2013			First Half 2014 vs. 2013
	GAAP Reported	Translation Effect	Constant-Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant-Exchange- Rate Basis
Net Sales:
Worldwide	7%	—%	7%	10%	(1)%	11%
Americas	9%	(1)%	10%	8%	(1)%	9%
Asia-Pacific	14%	1%	13%	15%	(1)%	16%
Japan	(13)%	(3)%	(10)%	4%	(6)%	10%
Europe	8%	7%	1%	8%	6%	2%
Other	28%	—%	28%	34%	—%	34%
Comparable Store Sales:
Worldwide	3%	—%	3%	6%	(1)%	7%
Americas	8%	—%	8%	7%	(1)%	8%
Asia-Pacific	7%	—%	7%	8%	(1)%	9%
Japan	(15)%	(2)%	(13)%	3%	(6)%	9%
Europe	(2)%	6%	(8)%	1%	6%	(5)%
Other	2%	—%	2%	10%	—%	10%

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

(in thousands)	GAAP Reported	Specific cost-reduction initiatives [a] (decrease)/increase	Non-GAAP
Six months ended July 31, 2013
Selling, general and administrative expenses	$717,309	$(9,379)	$707,930
Earnings from operations	318,044	9,379	327,423
Earnings from operations as a % of net sales	17.5%		18.0%
Net earnings	190,358	5,785	196,143

[a]
Expenses associated with specific cost-reduction initiatives which included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

There were no such adjustments in the first half of 2014.

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

Net Sales

Net sales by segment were as follows:

	Second Quarter			First Half
(in thousands)	2014	2013	Increase/(Decrease)	2014	2013	Increase
Americas	$483,595	$443,856	9%	$922,283	$851,553	8%
Asia-Pacific	236,805	208,325	14	497,749	431,752	15
Japan	119,085	136,395	(13)	292,979	280,922	4
Europe	120,033	111,247	8	221,318	204,233	8
Other	33,412	26,061	28	70,733	52,908	34
	$992,930	$925,884	7%	$2,005,062	$1,821,368	10%

Americas. Total sales in the Americas increased $39,739,000, or 9%, in the second quarter due to an increase in the average price per jewelry unit sold. In addition, a modest decline in jewelry units was entirely due to fashion jewelry, primarily in silver jewelry at price points below $500, while all other jewelry categories increased. Comparable store sales increased $29,522,000, or 8%, due to geographically broad-based growth across most of the region. Non-comparable store sales grew $9,006,000. On a constant-exchange-rate basis, sales in the Americas increased 10% and comparable store sales increased 8%.

Total sales in the Americas increased $70,730,000, or 8%, in the first half due to an increase in the average price per jewelry unit sold. In addition, a modest decline in jewelry units was entirely due to fashion jewelry, primarily in silver jewelry at price points below $500, while all other jewelry categories increased. Comparable store sales increased $53,289,000, or 7%, due to geographically broad-based growth across most of the region. Non-comparable store sales grew $16,561,000. On a constant-exchange-rate basis, sales in the Americas increased 9% and comparable store sales increased 8%.

Asia-Pacific. Total sales in Asia-Pacific increased $28,480,000, or 14%, in the second quarter primarily due to increases in the average price per jewelry unit sold and in the number of jewelry units sold. Comparable store sales increased $14,037,000, or 7% and non-comparable store sales grew $9,889,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 13% and comparable store sales increased 7% primarily due to strong growth in Greater China and Australia.

Total sales in Asia-Pacific increased $65,997,000, or 15%, in the first half primarily due to increases in the number of jewelry units sold and in the average price per jewelry unit sold. Comparable store sales increased $31,315,000, or 8% and non-comparable store sales grew $24,372,000. On a constant-exchange-rate basis, Asia-Pacific sales increased 16% and comparable store sales increased 9% primarily due to strong growth in Greater China and Australia.

Japan. Total sales in Japan decreased $17,310,000, or 13%, in the second quarter and comparable store sales decreased $19,010,000, or 15%, primarily due to a decrease in the number of jewelry units sold in all categories. The decline reflected a softening of customer demand throughout the second quarter, after exceptionally strong 20% total sales growth in the first quarter, or 29% on a constant-exchange-rate basis, when customers had accelerated their purchases in anticipation of an increase in Japan’s consumption tax on April 1, 2014. On a constant-exchange-rate basis, Japan sales decreased 10% and comparable store sales decreased 13%.

Total sales in Japan increased $12,057,000, or 4%, in the first half and comparable store sales increased $8,817,000, or 3%, due to an increase in the average price per jewelry unit sold. On a constant-exchange-rate basis, Japan sales increased 10% and comparable store sales increased 9%.

Europe. Total sales in Europe increased $8,786,000, or 8%, in the second quarter primarily due to the effect of currency translation and an increase in the number of jewelry units sold. Comparable store sales decreased $1,906,000, or 2%, and non-comparable store sales increased $8,716,000. On a constant-exchange-rate basis, sales in Europe increased 1% while comparable store sales decreased 8% due to declines in the United Kingdom ("U.K.") and in most of continental Europe.

Total sales in Europe increased $17,085,000, or 8%, in the first half due to the effect of currency translation and an increase in the number of jewelry units sold. Comparable store sales increased $1,046,000, or 1%, and non-comparable store sales increased $12,589,000. On a constant-exchange-rate basis, sales in Europe increased 2% while comparable store sales decreased 5% due to declines in the U.K. and in most of continental Europe.

Other. Other sales increased $7,351,000, or 28%, in the second quarter and $17,825,000, or 34%, in the first half primarily due to retail sales growth in the Emerging Markets region of $3,738,000 and $9,686,000, respectively, primarily reflecting the opening of the first Company-operated TIFFANY & CO. store in Russia. The remainder of the sales growth in both periods is primarily due to wholesale sales of diamonds.

Product Category Information. In the second quarter, worldwide net sales increased $67,046,000, or 7%, primarily driven by increases of $25,698,000, or 7%, in the fashion jewelry category (primarily due to sales growth in gold jewelry), $20,260,000, or 10%, in the statement, fine & solitaire jewelry category (reflecting growth throughout the category); and $15,587,000, or 6%, in the engagement jewelry & wedding bands category (reflecting growth in solitaire diamond rings).

In the first half, worldwide net sales increased $183,694,000, or 10%, primarily driven by increases of $62,410,000, or 11%, in the engagement jewelry & wedding bands category (reflecting growth in solitaire diamond rings and wedding bands); $62,041,000, or 9%, in the fashion jewelry category (reflecting growth throughout the category); and $52,189,000, or 13%, in the statement, fine & solitaire jewelry category (reflecting growth throughout the category).

Store Data. Management expects to add 10 Company-operated stores and close three existing stores during 2014: opening four in the Americas, two in Asia-Pacific, two in Japan and one each in Europe and Russia, while closing one each in the Americas, Asia-Pacific and the U.A.E. The following table shows locations which have already been opened or closed, or where plans have been finalized:

Location	Actual Openings (Closings) Year-to-Date 2014	Expected Openings 2014
Americas:
Cancun, Mexico	First Quarter
East Hampton, New York	(First Quarter)
Aventura, Florida	Second Quarter
Newbury Street – Boston, Massachusetts		Third Quarter
Design District – Miami, Florida		Fourth Quarter
Asia-Pacific:
Adelaide, Australia		Third Quarter
Japan:
Kobe, Sogo department store	First Quarter
Shinjuku – Tokyo		Third Quarter
Europe:
Champs Elysees – Paris, France	First Quarter
Emerging Markets:
Moscow, Russia	First Quarter

Gross Margin

	Second Quarter		First Half
	2014	2013	2014	2013
Gross profit as a percentage of net sales	59.9%	57.5%	59.1%	56.8%

Gross margin (gross profit as a percentage of net sales) increased by 2.4 percentage points in the second quarter and 2.3 percentage points in the first half largely benefiting from favorable product costs and price increases, as well as, to a lesser extent, from sales leverage on fixed costs resulting from the increase in worldwide net sales.

Management periodically reviews and adjusts its retail prices when appropriate to address product cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 7. Hedging Instruments"). Management increased retail prices in the first half of both 2014 and 2013 across all geographic regions and product categories.

Selling, General and Administrative ("SG&A") Expenses

	Second Quarter		First Half
	2014	2013	2014	2013
SG&A expenses as a percentage of net sales	38.9%	38.4%	38.2%	39.4%

SG&A expenses increased $31,399,000, or 9%, in the second quarter primarily due to increased labor costs of $12,080,000 (primarily increased store-related labor costs), increased store occupancy and depreciation expenses of $5,692,000 (related to new and existing stores) and increased marketing expenses of $3,771,000. SG&A expenses as a percentage of net sales increased 0.5 percentage point.

SG&A expenses increased $49,066,000, or 7%, in the first half. Excluding the expense noted in "Non-GAAP Measures" in the first quarter of 2013, SG&A expenses increased $58,445,000, or 8%, largely reflecting increased labor costs of $18,050,000 (primarily increased store-related labor costs), increased store occupancy and depreciation expenses of $17,922,000 (related to new and existing stores). SG&A expenses as a percentage of net sales decreased 1.2 percentage points and would have decreased 0.7 percentage point, when excluding the item noted in "Non-GAAP Measures", due to the leveraging effect of fixed costs.

Earnings from Operations

Earnings from operations increased 18% in the second quarter. Earnings from operations as a percentage of net sales ("operating margin") improved 1.9 percentage points due to an increase in gross margin. Results by segment are as follows:

(in thousands)	Second Quarter 2014	% of Net Sales	Second Quarter 2013	% of Net Sales
Earnings (losses) from operations*:
Americas	$109,805	22.7%	$87,731	19.8%
Asia-Pacific	65,492	27.7%	49,882	23.9%
Japan	39,173	32.9%	48,235	35.4%
Europe	25,114	20.9%	22,338	20.1%
Other	2,399	7.2%	(1,188)	(4.6)%
	241,983		206,998
Unallocated corporate expenses	(33,462)	(3.4)%	(30,112)	(3.3)%
Earnings from operations	$208,521	21.0%	$176,886	19.1%
*    Percentages represent earnings (losses) from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings (losses) from operations to each segment's net sales in the second quarter of 2014 compared with 2013 was as follows:

•
Americas – the ratio increased 2.9 percentage points due to an improvement in gross margin and sales leverage of operating expenses, which partly benefited from a shift in marketing spending to later in the year;

•	Asia-Pacific – the ratio increased 3.8 percentage points due to an improvement in gross margin partly offset by increased store-related operating expenses and marketing spending;

•
Japan – the ratio decreased 2.5 percentage points due to decreased sales partly offset by an improvement in gross margin (which includes a benefit from the Company's ongoing program to utilize forward contracts for a portion of forecasted merchandise purchases);

•	Europe – the ratio increased 0.8 percentage point due to an improvement in gross margin largely offset by increased store-related operating expenses and marketing spending; and

•
Other – the ratio increased 11.8 percentage points due to an improvement in gross margin from sales generated by retail operations in the Emerging Markets region and lower charges associated with the write-down of wholesale diamond inventory deemed not suitable for the Company's needs which were partly offset by increased store-related expenses.

Earnings from operations increased 32% in the first half. Operating margin improved 3.4 percentage points in the first half; however, excluding certain expenses recorded in the first half of 2013 (see "Non-GAAP Measures"), operating margin improved 2.9 percentage points due to an increase in gross margin and sales leverage on operating expenses. Results by segment are as follows:

(in thousands)	First Half 2014	% of Net Sales	First Half 2013	% of Net Sales
Earnings (losses) from operations*:
Americas	$191,289	20.7%	$146,693	17.2%
Asia-Pacific	137,333	27.6%	105,341	24.4%
Japan	110,669	37.8%	101,654	36.2%
Europe	42,086	19.0%	36,616	17.9%
Other	4,663	6.6%	(344)	(0.7)%
	486,040		389,960
Unallocated corporate expenses	(67,726)	(3.4)%	(62,537)	(3.4)%
Other operating expense	—		(9,379)
Earnings from operations	$418,314	20.9%	$318,044	17.5%
On a segment basis, the ratio of earnings (losses) from operations to each segment's net sales in the first half of 2014 compared with 2013 was as follows:

•
Americas – the ratio increased 3.5 percentage points due to an improvement in gross margin and sales leverage of operating expenses, which partly benefited from a shift in timing of marketing spending to later in the year;

•	Asia-Pacific – the ratio increased 3.2 percentage points due to an improvement in gross margin;

•
Japan – the ratio increased 1.6 percentage points due to an improvement in gross margin (which includes a benefit from the Company's ongoing program to utilize forward contracts for a portion of forecasted merchandise purchases) as well as sales leveraging of operating expenses;

•
Europe – the ratio increased 1.1 percentage points due to an improvement in gross margin largely offset by increased store-related operating expenses and marketing spending, including the opening of a significant store on the Champs Elysees in Paris; and

•
Other – the ratio increased 7.3 percentage points due to an improvement in gross margin from sales generated by retail operations in the Emerging Markets region and lower charges associated with the write-down of wholesale diamond inventory deemed not suitable for the Company's needs which were partly offset by increased store-related expenses, including the opening of a new store in Russia.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. In the second quarter, unallocated corporate expenses increased versus the comparable period in the prior year and increased modestly as a percentage of net sales. In the first half, unallocated corporate expenses increased versus the comparable period in the prior year but remained constant as a percentage of net sales.

Other operating expense in the first half of 2013 was related to specific cost-reduction initiatives. These cost-reduction initiatives included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

Interest and Other Expenses, net

Interest and other expenses, net increased $1,457,000, or 10%, in the second quarter of 2014 and $5,021,000, or 18%, in the first half of 2014 primarily due to increased interest expense and financing costs.

Provision for Income Taxes

The effective income tax rate for the second quarter of 2014 was 35.5% versus 34.2% in the prior year. The effective income tax rate for the second quarter of 2014 includes an increase of 0.6 percentage point due to the one-time impact of a change in state tax legislation. The effective income tax rate for the first half of 2014 was 35.3% versus 34.5% in the prior year. The effective income tax rate for the first half of 2014 includes an increase of 1.3 percentage points due to the one-time impact of changes in state tax legislation offset by the favorable impact of a valuation allowance release of 0.6 percentage point.

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

The following table summarizes cash flows from operating, investing and financing activities:

	First Half
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$152,796	$120,080
Investing activities	(62,818)	(89,868)
Financing activities	(38,380)	(39,978)
Effect of exchange rates on cash and cash equivalents	866	(5,408)
Net increase/(decrease) in cash and cash equivalents	$52,464	$(15,174)

Operating Activities

The Company had a net cash inflow from operating activities of $152,796,000 in the first half of 2014 compared with a net cash inflow of $120,080,000 in the same period in 2013. The variance is primarily due to increases in net earnings and in deferred income taxes offset by inventory growth. Additionally, the first half of 2013 includes the Company's contribution of $30,000,000 to its pension plan, which is reflected in Other, net on the Condensed Consolidated Statements of Cash Flows.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,780,877,000 and 5.1 at July 31, 2014, compared with $2,531,648,000 and 4.6 at January 31, 2014 and $2,651,043,000 and 5.5 at July 31, 2013.

Accounts receivable, less allowances at July 31, 2014 were 1% higher than January 31, 2014 and 18% higher than July 31, 2013 largely due to sales growth.

Inventories, net at July 31, 2014 were 9% higher than both January 31, 2014 and July 31, 2013. Finished goods inventories rose 9% from January 31, 2014 and 6% from July 31, 2013 and combined raw material and work-in-process inventories increased 9% and 13% from January 31, 2014 and July 31, 2013 in support of new product introductions and anticipated sales growth.

Prepaid expenses and other current assets at July 31, 2014 were 8% lower than January 31, 2014 and 24% higher than July 31, 2013. The increase from July 31, 2013 is largely due to income tax receivables which were recorded in the fourth quarter of 2013 resulting from the impact of the Arbitration Award. See "Part II – Item 1. Legal Proceedings" for additional information regarding the Arbitration Award.

Investing Activities

The Company had a net cash outflow from investing activities of $62,818,000 in the first half of 2014 compared with an outflow of $89,868,000 in 2013. The decreased outflow in the current year is primarily due to net proceeds received upon the maturity of short-term investments which were reinvested in cash equivalents of $21,729,000. Additionally, in the first half of 2014, the Company received repayments of $7,277,000 associated with loans extended to diamond mining and exploration companies whereas, in the first half of 2013, the Company loaned $3,050,000 to such companies and received repayments of $484,000 associated with loans extended.

Financing Activities

The Company had a net cash outflow from financing activities of $38,380,000 in the first quarter of 2014 compared with an outflow of $39,978,000 in 2013. Year-over-year changes in cash flows from financing activities are largely driven by an increase in net proceeds from total borrowings as well as proceeds from the exercise of stock options partly offset by share repurchases. Additionally, there was an increase in cash dividends paid on Common Stock with $0.72 paid per share of Common Stock in the first half of 2014 compared with $0.66 in the first half of 2013.

Recent Borrowings. The Company had net proceeds from short-term borrowings as follows:

	First Half
(in thousands)	2014	2013
Short-term borrowings:
Proceeds from credit facility borrowings, net	$13,966	$3,244
Other proceeds from credit facility borrowings	12,067	82,643
Other repayments of credit facility borrowings	(964)	(68,100)
Net proceeds from total borrowings	$25,069	$17,787
Under all of the Company's revolving credit facilities, there were $275,433,000 of borrowings outstanding, $3,905,000 letters of credit issued but not outstanding and $542,352,000 available for borrowing at July 31, 2014. The weighted-average interest rate for the amount outstanding at July 31, 2014 was 3.50%.
The ratio of total debt (short-term borrowings and long-term debt) to stockholders’ equity was 35% at July 31, 2014, 37% at January 31, 2014 and 35% at July 31, 2013.
At July 31, 2014, the Company was in compliance with all debt covenants.

Share Repurchases. In March 2014, the Company's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $300,000,000 of its Common Stock through open market transactions. Purchases are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The program will expire on March 31, 2017.

The Company's share repurchase activity was as follows:

(in thousands, except per share amounts)	Second Quarter 2014	First Half 2014
Cost of repurchases	$9,256	$16,402
Shares repurchased and retired	102	184
Average cost per share	$90.98	$89.18

At July 31, 2014, approximately $283,598,000 remained available for share repurchases under this authorization.

Contractual Obligations

At July 31, 2014, the Company’s gross uncertain tax position decreased by $20,231,000 from January 31, 2014 primarily as a result of the settlement of an audit being conducted by the Internal Revenue Service. As of July 31, 2014, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

The Company’s contractual cash obligations and commercial commitments at July 31, 2014 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2014.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

2014 Outlook

For the fiscal year ended January 31, 2015, management is now forecasting net earnings to be in a range of $4.20–$4.30 per diluted share, compared with its most recently published forecast of $4.15–$4.25 per diluted share. This full year forecast is based on the following assumptions, which are approximate and may or may not prove valid, and which should be read in conjunction with risk factors disclosed in Part I, Item 1A in the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014:

•	Worldwide net sales increasing by a high-single-digit percentage.

•
Opening 10 Company-operated stores and closing three existing stores: opening four in the Americas, two in Asia-Pacific, two in Japan and one each in Europe and Russia, while closing one each in the Americas, Asia-Pacific and the U.A.E.

•	Operating margin increasing due to a higher gross margin and SG&A expense growth less than sales growth.

•	Interest and other expenses, net of $65,000,000 with the increase over 2013 reflecting the interest cost on higher average levels of net-debt.

•	An effective income tax rate of 35%.

•	A 6% increase in net inventories.

•	Capital expenditures of $270,000,000, versus $221,000,000 last year, with the increase largely reflecting incremental investments in certain information technology systems.

•	Free cash flow (cash flow from operating activities less capital expenditures) of at least $400,000,000.

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

Foreign Currency Risk

The Company may use foreign exchange forward contracts or put option contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated exposures, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The term of all outstanding foreign exchange forward contracts as of July 31, 2014 ranged from less than one month to 12 months.

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

PART II. Other Information

Item 1.    Legal Proceedings

Arbitration Award. On December 21, 2013, an award (the "Arbitration Award") was issued in favor of The Swatch Group Ltd. ("Swatch") and its wholly-owned subsidiary Tiffany Watch Co. ("Watch Company"; Swatch and Watch Company, together, the "Swatch Parties") in an arbitration proceeding (the "Arbitration") between the Registrant and its wholly-owned subsidiaries, Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the "Tiffany Parties") and the Swatch Parties.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73,000,000 (or approximately $80,000,000 at July 31, 2014) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,200,000,000 at July 31, 2014) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120,000,000 (or approximately $132,000,000 at July 31, 2014) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $594,000,000 at July 31, 2014) (calculated based on alleged future lost profits of the Tiffany Parties).

Under the terms of the Arbitration Award, and at the request of the Swatch Parties and the Tiffany Parties, the Agreements were deemed terminated as of March 1, 2013. Pursuant to the Arbitration Award, the Tiffany Parties were ordered to pay the Swatch Parties damages of CHF 402,737,000 (the "Arbitration Damages"), as well as interest from June 30, 2012 to the date of payment, two-thirds of the cost of the Arbitration and two-thirds of the Swatch Parties' legal fees, expenses and costs. These amounts were paid in full in January 2014, and, in the fourth quarter of 2013, the Company recorded a charge of $480,211,000 which was classified as Arbitration award expense in the consolidated statement of earnings for the fiscal year ended January 31, 2014.

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

In any such litigation, issues of liability and damages will be pled and determined without regard to the findings of the arbitral panel. As such, it is possible that the court could find that the Swatch Parties were in material breach of their obligations under the Agreements, that the Tiffany Parties were in material breach of their obligations under the Agreements or that neither the Swatch Parties nor the Tiffany Parties were in material breach. If the Swatch Parties’ claims of liability were accepted by the court, the damages award cannot be reasonably estimated at this time, but could exceed the Arbitration Damages and could have a material adverse effect on the Company’s consolidated financial statements or liquidity.

Management has not established any accrual in the Company's condensed consolidated financial statements as of July 31, 2014 related to the annulment process or any potential subsequent litigation because it does not believe that an annulment of the Arbitration Award and the subsequent award of damages exceeding the Arbitration Damages is probable.

The Company is proceeding with plans to design, produce, market and distribute TIFFANY & CO. brand watches through a Swiss subsidiary. The effective development and growth of this watch business will require additional resources and will involve risks and uncertainties.

Other Litigation Matters. The Company is from time to time involved in routine litigation incidental to the conduct of its business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of patents and other intellectual property rights by the Company, litigation instituted by persons alleged to have been injured upon premises under the Company's control and litigation with present and former employees and customers. Although litigation with present and former employees is routine and incidental to the conduct of the Company's business, as well as for any business employing significant numbers of employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally-protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, the Company believes that litigation currently pending to which it is a party or to which its properties are subject will be resolved without any material adverse effect on the Company's financial position, earnings or cash flows.

Item 1A.	Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains the Company’s share repurchases of equity securities in the second quarter of 2014:
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares, (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2014 to May 31, 2014	83,610	$89.17	83,610	$285,398,000
June 1, 2014 to June 30, 2014	18,119	$99.34	18,119	$283,598,000
July 1, 2014 to July 31, 2014	—	$—	—	$283,598,000
TOTAL	101,729	$90.98	101,729	$283,598,000

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

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO.
(Registrant)

Date: August 27, 2014	By: /s/ Ralph Nicoletti
Ralph Nicoletti
Executive Vice President
Chief Financial Officer
(principal financial officer)