Form 10-Q
period 2014-10-31
TIFFANY & CO
filed 2014-11-26
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 129,353,842 shares outstanding at the close of business on October 31, 2014.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2014

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	October 31, 2014	January 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$349,301	$345,778	$521,200
Short-term investments	34,112	21,257	121
Accounts receivable, less allowances of $10,467, $10,337 and $10,456	177,290	188,814	165,862
Inventories, net	2,560,369	2,326,580	2,418,710
Deferred income taxes	104,708	101,012	78,020
Prepaid expenses and other current assets	284,597	244,947	178,589
Total current assets	3,510,377	3,228,388	3,362,502
Property, plant and equipment, net	888,103	855,095	836,062
Deferred income taxes	246,643	278,390	315,398
Other assets, net	351,866	390,478	365,539
	$4,996,989	$4,752,351	$4,879,501
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$196,878	$252,365	$252,016
Accounts payable and accrued liabilities	344,292	342,090	309,798
Income taxes payable	25,657	31,976	16,190
Merchandise and other customer credits	67,709	70,309	66,110
Total current liabilities	634,536	696,740	644,114
Long-term debt	889,505	751,154	755,724
Pension/postretirement benefit obligations	284,371	268,112	348,561
Deferred gains on sale-leasebacks	71,340	81,865	85,464
Other long-term liabilities	208,547	220,512	223,684
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 129,354, 128,312 and 128,048	1,293	1,283	1,280
Additional paid-in capital	1,168,116	1,095,304	1,074,522
Retained earnings	1,807,966	1,682,398	1,829,591
Accumulated other comprehensive loss, net of tax	(83,103)	(58,548)	(96,177)
Total Tiffany & Co. stockholders' equity	2,894,272	2,720,437	2,809,216
Non-controlling interests	14,418	13,531	12,738
Total stockholders' equity	2,908,690	2,733,968	2,821,954
	$4,996,989	$4,752,351	$4,879,501
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net sales	$959,589	$911,478	$2,964,651	$2,732,846
Cost of sales	388,718	391,997	1,209,091	1,178,012
Gross profit	570,871	519,481	1,755,560	1,554,834
Selling, general and administrative expenses	402,380	365,863	1,168,755	1,083,172
Earnings from operations	168,491	153,618	586,805	471,662
Interest and other expenses, net	15,375	13,922	47,802	41,328
Loss on extinguishment of debt	93,779	—	93,779	—
Earnings from operations before income taxes	59,337	139,696	445,224	430,334
Provision for income taxes	21,069	45,086	157,227	145,366
Net earnings	$38,268	$94,610	$287,997	$284,968
Net earnings per share:
Basic	$0.30	$0.74	$2.23	$2.23
Diluted	$0.29	$0.73	$2.22	$2.21
Weighted-average number of common shares:
Basic	129,352	128,004	129,179	127,716
Diluted	129,978	128,974	129,894	128,729
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net earnings	$38,268	$94,610	$287,997	$284,968
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(38,212)	19,555	(26,016)	(11,229)
Unrealized (loss) gain on marketable securities	901	1,982	1,155	1,877
Unrealized loss on hedging instruments	(492)	(1,409)	(5,268)	(1,599)
Net unrealized gain on benefit plans	1,973	3,013	5,574	8,649
Total other comprehensive (loss) earnings, net of tax	(35,830)	23,141	(24,555)	(2,302)
Comprehensive earnings	$2,438	$117,751	$263,442	$282,666
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balances, January 31, 2014	$2,733,968	$1,682,398	$(58,548)	128,312	$1,283	$1,095,304	$13,531
Exercise of stock options and vesting of restricted stock units ("RSUs")	36,269	—	—	1,244	13	36,256	—
Tax effect of exercise of stock options and vesting of RSUs	13,959	—	—	—	—	13,959	—
Share-based compensation expense	21,569	—	—	—	—	21,569	—
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings Plan	3,925	—	—	45	—	3,925	—
Purchase and retirement of Common Stock	(22,231)	(20,412)	—	(247)	(3)	(1,816)	—
Cash dividends on Common Stock	(142,017)	(142,017)	—	—	—	—	—
Other comprehensive earnings, net of tax	(24,555)	—	(24,555)	—	—	—	—
Net earnings	287,997	287,997	—	—	—	—	—
Redemption of non-controlling interest	—	—	—	—	—	(1,081)	1,081
Non-controlling interests	(194)	—	—	—	—	—	(194)
Balances, October 31, 2014	$2,908,690	$1,807,966	$(83,103)	129,354	$1,293	$1,168,116	$14,418
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$287,997	$284,968
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	144,699	131,921
Amortization of gain on sale-leasebacks	(7,042)	(7,110)
Excess tax benefits from share-based payment arrangements	(13,962)	(12,112)
Provision for inventories	21,397	26,638
Deferred income taxes	17,055	(15,446)
Provision for pension/postretirement benefits	29,466	36,753
Share-based compensation expense	21,364	23,435
Changes in assets and liabilities:
Accounts receivable	8,258	3,481
Inventories	(286,765)	(232,654)
Prepaid expenses and other current assets	(38,684)	(9,862)
Accounts payable and accrued liabilities	(1,169)	11,100
Income taxes payable	17,196	(9,054)
Merchandise and other customer credits	(2,398)	(78)
Other, net	(19,633)	(26,848)
Net cash provided by operating activities	177,779	205,132
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(36,445)	(945)
Proceeds from sales of marketable securities and short-term investments	21,729	—
Capital expenditures	(153,070)	(148,520)
Notes receivable funded	—	(3,050)
Proceeds from notes receivable	11,621	837
Net cash used in investing activities	(156,165)	(151,678)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) proceeds from credit facility borrowings, net	(54,395)	43,233
Other proceeds from credit facility borrowings	12,067	87,670
Other repayments of credit facility borrowings	(3,412)	(68,751)
Proceeds from the issuance of long-term debt	548,037	—
Repayments of long-term debt	(400,000)	—
Payments for settlement of interest rate swaps	(4,180)	—
Repurchase of Common Stock	(22,231)	—
Proceeds from exercised stock options	42,267	18,687
Excess tax benefits from share-based payment arrangements	13,962	12,112
Cash dividends on Common Stock	(142,017)	(126,718)
Distribution to non-controlling interest	(1,910)	(666)
Financing fees	(7,937)	(949)
Net cash used in financing activities	(19,749)	(35,382)
Effect of exchange rate changes on cash and cash equivalents	1,658	(1,710)
Net increase in cash and cash equivalents	3,523	16,362
Cash and cash equivalents at beginning of year	345,778	504,838
Cash and cash equivalents at end of nine months	$349,301	$521,200
See notes to condensed consolidated financial statements.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the Registrant) and its subsidiaries (the “Company”) in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (VIEs), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of October 31, 2014 and 2013 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2014 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and nine months ended October 31, 2014 and 2013 are not necessarily indicative of the results of the entire fiscal year.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. A Credit Card account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all Credit Card Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At October 31, 2014 and 2013, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net) was $54,908,000 and $51,623,000, of which 97% were considered current in both periods. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $1,000,000 at October 31, 2014 and 2013) was determined based on the factors discussed above. Finance charges earned on Credit Card accounts are not significant.

Financing Arrangements. The Company may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. Management evaluates these and any other financing arrangements that may arise for potential impairment by reviewing the parties' financial statements and projections and business, operational and other economic factors on a periodic basis. At October 31, 2014 and 2013, the current portion of the carrying amount of financing arrangements including accrued interest was $23,925,000 and $14,765,000 and was recorded in prepaid expenses and other current assets. At October 31, 2014 and 2013, the non-current portion of the carrying amount of financing arrangements including accrued interest was $39,838,000 and $59,179,000 and was included in other assets, net. The Company has not recorded any material impairment charges on such loans as of October 31, 2014 and 2013.

4.	INVENTORIES

(in thousands)	October 31, 2014	January 31, 2014	October 31, 2013
Finished goods	$1,533,342	$1,333,926	$1,440,114
Raw materials	888,104	874,799	860,507
Work-in-process	138,923	117,855	118,089
Inventories, net	$2,560,369	$2,326,580	$2,418,710

5.	INCOME TAXES

The effective income tax rate for the three and nine months ended October 31, 2014 was 35.5% and 35.3% versus 32.3% and 33.8% in the prior year. The effective income tax rate for the nine months ended October 31, 2014 includes an increase of 1.1 percentage points due to the one-time impact of changes in state tax legislation offset by the favorable impact of a valuation allowance release of 0.3 percentage point. The lower effective income tax rates for the three and nine months ended October 31, 2013 were due to the one-time impact of favorable tax regulations as well as differences in the geographical mix of earnings.

At October 31, 2014, the Company’s gross uncertain tax positions decreased by $20,247,000 from January 31, 2014 primarily as a result of the settlement of an audit conducted by the Internal Revenue

Service ("IRS"). At October 31, 2014, gross accrued interest and penalties decreased by $4,203,000 from January 31, 2014, primarily due to the settlement of the IRS audit. These decreases were primarily a result of payments due to federal and state taxing authorities. The effect of this settlement on the Condensed Consolidated Statements of Earnings was not material for the nine months ended October 31, 2014.

The Company conducts business globally and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2012), as well as an audit that is being conducted by the IRS (tax years 2010–2012). Tax years from 2006–present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with the taxing authorities regarding tax positions. As of October 31, 2014, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013
Net earnings for basic and diluted EPS	$38,268	$94,610	$287,997	$284,968
Weighted-average shares for basic EPS	129,352	128,004	129,179	127,716
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	626	970	715	1,013
Weighted-average shares for diluted EPS	129,978	128,974	129,894	128,729

For the three months ended October 31, 2014 and 2013, there were 266,000 and 350,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2014 and 2013, there were 312,000 and 509,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

7.	DEBT

(in thousands)	October 31, 2014	January 31, 2014	October 31, 2013
Short-term borrowings:
Credit Facilities	$58,125	$119,212	$118,840
Other credit facilities	138,753	133,153	133,176
	$196,878	$252,365	$252,016

Long-term debt:
Unsecured Senior Notes:
2008 9.05% Series A, due December 2015 [a,b]	$—	$103,804	$104,264
2009 10.00% Series A, due April 2018 [a]	—	50,000	50,000
2009 10.00% Series A, due February 2017 [a]	—	125,000	125,000
2009 10.00% Series B, due February 2019 [a]	—	125,000	125,000
2010 1.72% Notes, due September 2016 [c,d]	91,460	97,350	101,460
2012 4.40% Series B Notes, due July 2042 [e]	250,000	250,000	250,000
2014 3.80% Senior Notes, due October 2024 [c]	249,261	—	—
2014 4.90% Senior Notes, due October 2044 [c]	298,784	—	—
	$889,505	$751,154	$755,724

[a]	These notes were redeemed with the net proceeds from the offering of 2024 Notes and 2044 Notes during the three months ended October 31, 2014.

[b]
These Notes were issued, at par, $100,000,000. In 2009, the Company entered into an interest rate swap to effectively convert this fixed rate obligation to a floating rate obligation. The Company terminated the interest rate swap in 2011 and recognized the remaining gain on the swap upon redemption of these Notes in the quarter ended October 31, 2014.

[c]	These agreements require lump sum repayments upon maturity.

[d]	These Notes were issued, at par, ¥10,000,000,000.

[e]	The agreements governing these Notes require repayments of $50,000,000 in aggregate every five years beginning in 2022.

Credit Facilities. In October 2014, the Company entered into a four-year $375,000,000 and a five-year $375,000,000 multi-bank, multi-currency, committed unsecured revolving credit facility, including letter of credit subfacilities, (collectively, the "New Credit Facilities") resulting in a total borrowing capacity of $750,000,000. The New Credit Facilities replaced the previously existing $275,000,000 three-year unsecured revolving credit facility and $275,000,000 five-year unsecured revolving credit facility (collectively, the "Previously Existing Facilities"), which were terminated and repaid concurrently with the Company's entry into the New Credit Facilities. The New Credit Facilities are available for working capital and other corporate purposes. Borrowings under the New Credit Facilities will bear interest at a rate per annum equal to, at the option of the Company, (1) LIBOR (or other applicable reference rate) for the relevant currency plus an applicable margin based upon the Company's leverage ratio as defined under the New Credit Facilities, or (2) an alternate base rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate and (iii) one-month LIBOR plus 1%, plus an applicable margin based upon the Company's leverage ratio as defined under the New Credit Facilities. The New Credit Facilities also require payment to the lenders of a facility fee on the amount of the lenders’ commitments under the credit facilities from time to time at rates based upon the Company's leverage ratio as defined under the New Credit Facilities. Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the New Credit

Facilities are permissible without penalty, subject to certain conditions pertaining to minimum notice and minimum reduction amounts.

At October 31, 2014, there were $58,125,000 of borrowings outstanding, $6,171,000 letters of credit issued but not outstanding and $685,704,000 available for borrowing under the New Credit Facilities. The weighted-average interest rate under the New Credit Facilities was 1.71% at October 31, 2014. The weighted-average interest rate under the Previously Existing Facilities was 2.35% and 2.12% at January 31, 2014 and October 31, 2013, respectively. The four-year credit facility will expire in October 2018. The five-year credit facility will expire in October 2019.

Senior Notes. In September 2014, the Company issued $250,000,000 aggregate principal amount of 3.80% Senior Notes due 2024 (the "2024 Notes") and $300,000,000 aggregate principal amount of 4.90% Senior Notes due 2044 (the "2044 Notes" and, together with the 2024 Notes, the "Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued at a discount with aggregate net proceeds of $548,037,000 (with an effective yield of 3.836% for the 2024 Notes and an effective yield of 4.926% for the 2044 Notes). The Company used the net proceeds from the issuance of the Notes to redeem all of the aggregate principal amount of its (i) $100,000,000 principal amount of 9.05% Series A Senior Notes due December 23, 2015; (ii) $125,000,000 principal amount of 10.0% Series A-2009 Senior Notes due February 13, 2017; (iii) $50,000,000 principal amount of 10.0% Series A Senior Notes due April 9, 2018; and (iv) $125,000,000 principal amount of 10.0% Series B-2009 Senior Notes due February 13, 2019 (collectively, the "Private Placement Notes") prior to maturity in accordance with the respective note purchase agreements governing each series of Private Placement Notes, which included provisions for make-whole payments in the event of early redemption. As a result of the redemptions, the Company recorded a loss on extinguishment of debt of $93,779,000 in the three months ended October 31, 2014. The Company is using the remaining net proceeds from the sale of the Notes for general corporate purposes. The Notes are the Company’s general unsecured obligations and rank equally in right of payment with all of the Company’s existing and any future unsecured senior debt and rank senior in right of payment to any of the Company’s future subordinated debt.

The 2024 Notes bear interest at a fixed rate of 3.80% per annum and the 2044 Notes bear interest at a fixed rate of 4.90% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015. The Company will make each interest payment to the holders of record of the Notes on the immediately preceding March 15 and September 15.

The Company has the option to redeem the Notes, in whole or in part, by providing no less than 30 nor more than 60 days' prior notice at a redemption price equal to the sum of (i) 100% of the principal amount of the Notes to be redeemed, plus (ii) accrued and unpaid interest, if any, on those Notes to the redemption date, plus (iii) a make-whole premium as of the redemption date, as defined in the indenture governing the Notes, as amended and supplemented in respect of each series of Notes (the "Indenture"). In addition, the Company has the option to redeem some or all of the 2024 Notes on or after July 1, 2024, at a redemption price equal to the sum of 100% of the principal amount of the 2024 Notes to be redeemed, together with accrued and unpaid interest, if any, on those 2024 Notes to the redemption date. The Company also has the option to redeem some or all of the 2044 Notes on or after April 1, 2044, at a redemption price equal to the sum of 100% of the principal amount of the 2044 Notes to be redeemed, together with accrued and unpaid interest, if any, on those 2044 Notes to the redemption date.

Upon the occurrence of a change of control triggering event (as defined in the Indenture), unless the Company has exercised its right to redeem the Notes, each holder of Notes will have the right to require the Company to repurchase all or a portion of such holder’s Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

Debt Covenants

The agreements governing the New Credit Facilities include specific financial covenants, as well as other covenants that limit the ability of the Company to incur certain subsidiary indebtedness, incur liens, impose restrictions on subsidiary distributions and engage in mergers, consolidations and sales of all or substantially all of its and its subsidiaries’ assets, in addition to other requirements and “Events of Default” (as defined in the agreements governing the New Credit Facilities) customary to such borrowings.

The Indenture governing the Notes contains covenants that, among other things, limit the ability of the Company and its subsidiaries under certain circumstances to create liens and impose conditions on the Company’s ability to engage in mergers, consolidations and sales of all or substantially all of its or its subsidiaries’ assets. The Indenture also contains certain “Events of Default” (as defined in the Indenture) customary for indentures of this type. The Indenture does not contain any specific financial covenants.

At October 31, 2014, the Company was in compliance with all debt covenants.

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

In the three months ended October 31, 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of additional debt which was incurred in September 2014 (refer to "Note 7. Debt"). The Company accounts for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in the three months ended October 31, 2014 and recorded an unrealized loss within accumulated other comprehensive loss, which is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

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

As of October 31, 2014, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $162,497,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $152,889,000. The term of all outstanding foreign exchange forward contracts as of October 31, 2014 ranged from less than one month to 12 months.

Precious Metal Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to minimize the effect of volatility in precious metal prices. The Company accounts for its precious metal forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal forward contracts' cash flows. As of October 31, 2014, there were precious metal forward contracts outstanding for approximately 13,200 ounces of platinum and 443,700 ounces of silver. The maximum term of these outstanding precious metal forward contracts is 12 months.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended October 31,
	2014		2013
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$9,939	$3,025	$1,084	$5,642
Put option contracts [a]	—	—	(6)	669
Precious metal forward contracts [a]	(5,093)	(706)	1,743	(1,105)
Forward-starting interest rate swaps [b]	(4,177)	(379)	—	(381)
	$669	$1,940	$2,821	$4,825

	Nine Months Ended October 31,
	2014		2013
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$10,386	$15,872	$10,451	$10,710
Put option contracts [a]	—	—	1,264	1,599
Precious metal forward contracts [a]	(3,285)	(3,446)	(5,656)	(3,038)
Forward-starting interest rate swaps [b]	(4,177)	(1,121)	—	(1,157)
	$2,924	$11,305	$6,059	$8,114

[a]	The gain or loss recognized in earnings is included within Cost of sales.

[b]	The gain or loss recognized in earnings is included within Interest and other expenses, net.

The gains and losses on derivatives not designated as hedging instruments were not significant in the periods ended October 31, 2014 and 2013. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended October 31, 2014 and 2013. The Company expects approximately $5,600,000 of net pre-tax derivative gains included in accumulated other comprehensive income at October 31, 2014 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

For information regarding the location and amount of the derivative instruments in the Condensed Consolidated Balance Sheet, see "Note 9. Fair Value of Financial Instruments."

Concentration of Credit Risk

A number of major international financial institutions are counterparties to the Company's derivative financial instruments. The Company enters into derivative financial instrument agreements only with counterparties meeting certain credit standards (a credit rating of A-/A2 or better at the time of the agreement) and limits the amount of agreements or contracts it enters into with any one party. The Company may be exposed to credit losses in the event of nonperformance by individual counterparties or the entire group of counterparties.

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

The Company uses the market approach to measure fair value for its marketable securities, time deposits and derivative instruments. The Company's foreign exchange forward contracts, as well as its put option contracts, are primarily valued using the appropriate foreign exchange spot rates. The Company's precious metal forward contracts are primarily valued using the relevant precious metal spot rate. For further information on the Company's hedging instruments and program, see "Note 8. Hedging Instruments."

Financial assets and liabilities carried at fair value at October 31, 2014 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Marketable securities [a]	$54,667	$54,667	$—	$—	$54,667
Time deposits [b]	34,112	34,112	—	—	34,112
Derivatives designated as hedging instruments:
Foreign exchange forward contracts [c]	9,261	—	9,261	—	9,261
Total financial assets	$98,040	$88,779	$9,261	$—	$98,040

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$3,679	$—	$3,679	$—	$3,679
Total financial liabilities	$3,679	$—	$3,679	$—	$3,679

Financial assets and liabilities carried at fair value at October 31, 2013 are classified in the table below in one of the three categories described above:

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Marketable securities [a]	$52,201	$52,201	$—	$—	$52,201
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	952	—	952	—	952
Foreign exchange forward contracts [c]	8,590	—	8,590	—	8,590
Total financial assets	$61,743	$52,201	$9,542	$—	$61,743

		Estimated Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$824	$—	$824	$—	$824
Foreign exchange forward contracts [d]	490	—	490	—	490
Total financial liabilities	$1,314	$—	$1,314	$—	$1,314
aIncluded within Other assets, net.
bIncluded within Short-term investments.
cIncluded within Prepaid expenses and other current assets.
dIncluded within Accounts payable and accrued liabilities.

The fair value of derivatives not designated as hedging instruments was not significant in the periods ended October 31, 2014 and 2013. The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $1,086,383,000 and $1,007,740,000 and the corresponding fair value was approximately $1,100,000,000 at both October 31, 2014 and 2013.

10.	COMMITMENTS AND CONTINGENCIES

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73,000,000 (or approximately $76,000,000 at October 31, 2014) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,000,000,000 at October 31, 2014) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY &

CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120,000,000 (or approximately $126,000,000 at October 31, 2014) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $565,000,000 at October 31, 2014) (calculated based on alleged future lost profits of the Tiffany Parties).

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

Management expects that the annulment action will not be ultimately resolved for at least 18 months; however, if the Arbitration Award is finally annulled, management anticipates that the claims and counterclaims that formed the basis of the Arbitration, and potentially additional claims and counterclaims, will be litigated in court proceedings between and among the Swatch Parties and the Tiffany Parties. The identity and location of the courts that would hear such actions cannot be determined at this time.

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

Management has not established any accrual in the Company's condensed consolidated financial statements as of October 31, 2014 related to the annulment process or any potential subsequent litigation because it does not believe that an annulment of the Arbitration Award and the subsequent award of damages exceeding the Arbitration Damages is probable.

The Company is proceeding with plans to design, produce, market and distribute TIFFANY & CO. brand watches through a Swiss subsidiary. The effective development and growth of this watch business requires additional resources and involves risks and uncertainties.

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

The Company, which operated a silverware manufacturing facility on a tributary of the River from approximately 1897 to 1985, is one of more than 300 parties (the "Potentially Responsible Parties") designated by the EPA as potentially responsible parties with respect to the River. Of these parties, the Company, along with approximately 70 other Potentially Responsible Parties (collectively, the “Cooperating Parties Group” or “CPG”) voluntarily entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA in May 2007 to perform a Remedial Investigation/Feasibility Study (the “RI/FS”) of the lower 17 miles of the River. In June 2012, the CPG voluntarily entered into a second AOC related to focused remediation actions at Mile 10.9 of the River. The actions under the Mile 10.9 AOC are substantially complete, and the RI/FS under the 2007 AOC is expected to be substantially complete no earlier than March 2015. The Company has accrued for its financial obligations under both AOCs, which have not been material to its financial position or results of operations in previous financial periods or on a cumulative basis.

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

Leases. In April 2010, Tiffany committed to a plan to consolidate and relocate its New York headquarters staff to a single leased location in Manhattan. The Company recorded accrued exit charges of $30,884,000 during the second quarter of 2011 within other long-term liabilities associated with the relocation. The following is a reconciliation of the remaining accrued exit charges:

(in thousands)
Balance at January 31, 2014	$10,465
Cash payments, net of estimated sublease income	(1,518)
Interest accretion	69
Balance at April 30, 2014	9,016
Cash payments, net of estimated sublease income	(1,469)
Interest accretion	59
Balance at July 31, 2014	7,606
Cash payments, net of estimated sublease income	(1,370)
Interest accretion	49
Balance at October 31, 2014	$6,285

11.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

(in thousands)	October 31, 2014	January 31, 2014	October 31, 2013
Accumulated other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments	$(9,170)	$16,846	$32,835
Unrealized gain on marketable securities	3,832	2,677	3,726
Deferred hedging loss	(11,875)	(6,607)	(4,806)
Net unrealized loss on benefit plans	(65,890)	(71,464)	(127,932)
	$(83,103)	$(58,548)	$(96,177)

Additions to and reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013
Foreign currency translation adjustments	$(41,815)	$19,706	$(29,583)	$(13,646)
Income tax benefit (expense)	3,603	(151)	3,567	2,417
Foreign currency translation adjustments, net of tax	(38,212)	19,555	(26,016)	(11,229)
Unrealized gain on marketable securities	1,055	2,595	1,881	2,785
Income tax expense	(154)	(613)	(726)	(908)
Unrealized gain on marketable securities, net of tax	901	1,982	1,155	1,877
Unrealized gain on hedging instruments	669	2,821	2,924	6,059
Reclassification adjustment for gain included in net earnings [a]	(1,940)	(4,825)	(11,305)	(8,114)
Income tax benefit	779	595	3,113	456
Unrealized loss on hedging instruments, net of tax	(492)	(1,409)	(5,268)	(1,599)
Prior service cost	—	—	(483)	—
Amortization of net loss included in net earnings [b]	3,286	4,806	9,860	14,417
Amortization of prior service (credit) cost included in net earnings [b]	(99)	78	(299)	234
Income tax expense	(1,214)	(1,871)	(3,504)	(6,002)
Net unrealized gain on benefit plans, net of tax	1,973	3,013	5,574	8,649
Total other comprehensive (loss) earnings, net of tax	$(35,830)	$23,141	$(24,555)	$(2,302)

[a]	These gains are reclassified into Interest and other expenses, net and Cost of sales (see "Note 8. Hedging Instruments" for additional details).

[b]	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs (see "Note 12. Employee Benefit Plans" for additional details).

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.38 and $0.34 per share of Common Stock in the three months ended October 31, 2014 and 2013 and $1.10 and $1.00 per share of Common Stock in the nine months ended October 31, 2014 and 2013.

Share Repurchase Program. In March 2014, the Company's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $300,000,000 of its Common Stock through open market transactions. Purchases are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The program will expire on March 31, 2017.

The Company's share repurchase activity was as follows:

(in thousands, except per share amounts)	Three Months Ended October 31, 2014	Nine Months Ended October 31, 2014
Cost of repurchases	$5,829	$22,231
Shares repurchased and retired	63	247
Average cost per share	$92.02	$89.91

At October 31, 2014, approximately $277,769,000 remained available for share repurchases under this authorization.

12.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2014	2013	2014	2013
Net Periodic Benefit Cost:
Service cost	$4,226	$4,783	$581	$698
Interest cost	7,064	6,752	662	691
Expected return on plan assets	(5,909)	(5,560)	—	—
Amortization of prior service cost (credit)	69	243	(168)	(165)
Amortization of net loss	3,281	4,753	5	53
Net expense	$8,731	$10,971	$1,080	$1,277

	Nine Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2014	2013	2014	2013
Net Periodic Benefit Cost:
Service cost	$12,707	$14,360	$1,745	$2,094
Interest cost	21,195	20,256	1,985	2,072
Expected return on plan assets	(17,727)	(16,680)	—	—
Amortization of prior service cost (credit)	206	729	(505)	(495)
Amortization of net loss	9,845	14,258	15	159
Net expense	$26,226	$32,923	$3,240	$3,830

Employer Contributions. The Company disclosed in its financial statements for the year ended January 31, 2014, that it expected to contribute $30,000,000 in 2014 to its noncontributory defined benefit pension plan qualified in accordance with the IRS Code (“Qualified Plan”). However, under IRS guidelines, the Company is not required to make a minimum cash contribution in 2014 to the Qualified Plan. As such, the Company is currently evaluating whether to make a discretionary contribution in 2014.

13.	SEGMENT INFORMATION

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

Certain information relating to the Company's segments is set forth below:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013
Net sales:
Americas	$458,579	$416,748	$1,380,862	$1,268,301
Asia-Pacific	243,190	238,412	740,939	670,164
Japan	113,322	128,300	406,301	409,222
Europe	114,360	104,488	335,678	308,721
Total reportable segments	929,451	887,948	2,863,780	2,656,408
Other	30,138	23,530	100,871	76,438
	$959,589	$911,478	$2,964,651	$2,732,846
Earnings (losses) from operations*:
Americas	$82,738	$61,662	$274,027	$208,355
Asia-Pacific	65,143	59,975	202,476	165,316
Japan	34,293	46,528	144,962	148,182
Europe	19,367	17,672	61,453	54,288
Total reportable segments	201,541	185,837	682,918	576,141
Other	1,695	(1,722)	6,358	(2,066)
	$203,236	$184,115	$689,276	$574,075

*	Represents earnings (losses) from operations before (i) unallocated corporate expenses, (ii) interest and other expenses, net, (iii) loss on extinguishment of debt, and (iv) other operating expense.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013
Earnings from operations for segments	$203,236	$184,115	$689,276	$574,075
Unallocated corporate expenses	(34,745)	(30,497)	(102,471)	(93,034)
Interest and other expenses, net	(15,375)	(13,922)	(47,802)	(41,328)
Loss on extinguishment of debt	(93,779)	—	(93,779)	—
Other operating expense	—	—	—	(9,379)
Earnings from operations before income taxes	$59,337	$139,696	$445,224	$430,334

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Loss on extinguishment of debt in the three and nine months ended October 31, 2014 was related to the redemption of $400,000,000 in aggregate principal amount of the Private Placement Notes prior to their scheduled maturities (see "Note 7. Debt" for additional details).

Other operating expense in the nine months ended October 31, 2013 was related to specific cost-reduction initiatives. These cost-reduction initiatives included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

14.	SUBSEQUENT EVENT
On November 20, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.38 per share of Common Stock. This dividend will be paid on January 12, 2015 to shareholders of record on December 22, 2014.

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

•	Asia-Pacific includes sales in 72 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 56 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

•	Europe includes sales in 38 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•
Other consists of all non-reportable segments, including (i) retail sales in 6 Company-operated TIFFANY & CO. stores and wholesale distribution in the Emerging Markets region; (ii) wholesale sales of diamonds; and (iii) licensing agreements.

HIGHLIGHTS

•
Worldwide net sales increased 5% to $959,589,000 in the three months ("third quarter") ended October 31, 2014 led by growth in the Americas region, with the largest growth in the fashion jewelry category. Worldwide net sales increased 8% in the nine months ("year-to-date") ended October 31, 2014 to $2,964,651,000 due to growth in most regions and across all jewelry categories.

•
On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 7% in the third quarter and 9% in the year-to-date and comparable store sales increased 4% in the third quarter and 6% in the year-to-date.

•
The Company opened six TIFFANY & CO. stores in the year-to-date (opening two each in the Americas and in Japan and one each in Europe and the Emerging Markets region) while closing one in the Americas.

•
Earnings from operations as a percentage of net sales ("operating margin") improved 0.7 percentage point in the third quarter due to an increase in gross margin, partly offset by higher selling, general and administrative expenses due to a substantial increase in marketing spending and increases in labor and other store-related costs. Operating margin improved 2.5 percentage points in the year-to-date primarily due to an increase in gross margin.

•
Net earnings decreased 60% to $38,268,000, or $0.29 per diluted share in the third quarter. Net earnings increased 1% to $287,997,000, or $2.22 per diluted share in the year-to-date. Excluding the loss on extinguishment of debt recorded in the third quarter and year-to-date of 2014 and certain expenses recorded in the year-to-date of 2013 (see "Non-GAAP Measures" below), net earnings increased 5% to $99,224,000, or $0.76 per diluted share, in the third quarter and 20% to $348,953,000, or $2.69 per diluted share, in the year-to-date.

•	In May 2014, the Board of Directors approved a 12% increase in the quarterly dividend rate to $0.38 per share of the Company's Common Stock, or an annual dividend rate of $1.52 per share.

•
The Company issued $250,000,000 of 3.8% Senior Notes due 2024 and $300,000,000 of 4.9% Senior Notes due 2044. The Company used the net proceeds from such issuances primarily to redeem $400,000,000 in aggregate principal amount of existing senior notes (the "Private Placement Notes") carrying an average interest rate of 9.8%, and with maturities ranging from 2015 to 2019, prior to their scheduled maturities, as well as for the payment of debt extinguishment costs. As a result of such issuances and redemption, the Company's average interest rate on its outstanding long-term debt was reduced and long-term debt maturities were extended. Additionally, the Company entered into new credit facilities with greater borrowing capacities replacing certain previous credit facilities.

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

	Third Quarter 2014 vs. 2013			Year-to-date 2014 vs. 2013
	GAAP Reported	Translation Effect	Constant-Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant-Exchange- Rate Basis
Net Sales:
Worldwide	5%	(2)%	7%	8%	(1)%	9%
Americas	10%	(1)%	11%	9%	(1)%	10%
Asia-Pacific	2%	—%	2%	11%	—%	11%
Japan	(12)%	(7)%	(5)%	(1)%	(6)%	5%
Europe	9%	(1)%	10%	9%	4%	5%
Other	28%	(1)%	29%	32%	—%	32%
Comparable Store Sales:
Worldwide	2%	(2)%	4%	5%	(1)%	6%
Americas	10%	(1)%	11%	8%	(1)%	9%
Asia-Pacific	(3)%	—%	(3)%	4%	(1)%	5%
Japan	(13)%	(7)%	(6)%	(2)%	(6)%	4%
Europe	—%	(2)%	2%	1%	4%	(3)%
Other	35%	—%	35%	17%	—%	17%

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

(in thousands, except per share amounts)	GAAP Reported	Debt extinguishment [a] (decrease)/increase	Non-GAAP
Three months ended October 31, 2014
Loss on extinguishment of debt	$93,779	$(93,779)	$—
Provision for income taxes	21,069	32,823	53,892
Net earnings	38,268	60,956	99,224
Diluted earnings per share	$0.29	$0.47	$0.76

Nine months ended October 31, 2014
Loss on extinguishment of debt	$93,779	$(93,779)	$—
Provision for income taxes	157,227	32,823	190,050
Net earnings	287,997	60,956	348,953
Diluted earnings per share	$2.22	$0.47	$2.69

[a]	Expenses associated with the redemption of $400,000,000 in aggregate principal amount of the Private Placement Notes prior to their scheduled maturities (see "Loss on Extinguishment of Debt" below).

(in thousands, except per share amounts)	GAAP Reported	Specific cost-reduction initiatives [b] (decrease)/increase	Non-GAAP
Nine months ended October 31, 2013
Selling, general and administrative expenses	$1,083,172	$(9,379)	$1,073,793
Earnings from operations	471,662	9,379	481,041
Earnings from operations as a % of net sales	17.3%		17.6%
Net earnings	284,968	5,785	290,753
Diluted earnings per share	$2.21	$0.05	$2.26

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

Net Sales

Worldwide net sales increased $48,111,000, or 5%, to $959,589,000 in the third quarter of 2014 led by growth in the Americas region. By product category, the fashion jewelry category increased $48,140,000, or 14% (due to sales growth in gold jewelry).

Worldwide net sales increased $231,805,000, or 8%, to $2,964,651,000 in the year-to-date of 2014 due to growth in most regions. By product category, the fashion jewelry category increased $110,292,000, or 11% (due to sales growth in gold jewelry); the engagement jewelry & wedding bands category increased $71,332,000, or 8% (reflecting growth in solitaire diamond rings and wedding bands); and the statement, fine & solitaire jewelry category increased $39,580,000, or 6% (reflecting growth throughout most of the category).

Net sales by segment were as follows:

	Third Quarter			Year-to-date
(in thousands)	2014	2013	Increase/(Decrease)	2014	2013	Increase
Americas	$458,579	$416,748	10%	$1,380,862	$1,268,301	9%
Asia-Pacific	243,190	238,412	2	740,939	670,164	11
Japan	113,322	128,300	(12)	406,301	409,222	(1)
Europe	114,360	104,488	9	335,678	308,721	9
Other	30,138	23,530	28	100,871	76,438	32
	$959,589	$911,478	5%	$2,964,651	$2,732,846	8%

Americas. Total sales increased $41,831,000, or 10%, in the third quarter due to a 13% increase in the average price per jewelry unit sold, which management attributes to price increases and a shift in sales mix toward higher-priced products. In addition, a modest 2% decline in jewelry units was entirely due to entry-level price point fashion jewelry. Included in the $41,831,000 increase is a $36,803,000, or 10%, increase in comparable store sales due to geographically broad-based growth across the region. Non-comparable store sales grew $5,532,000. On a constant-exchange-rate basis, both total sales and comparable store sales increased 11%.

Total sales increased $112,561,000, or 9%, in the year-to-date due to a 12% increase in the average price per jewelry unit sold which management attributes to price increases and a shift in sales mix toward higher-priced products. In addition, a modest 2% decline in jewelry units was entirely due to entry-level price point fashion jewelry. Included in the $112,561,000 increase is a $90,092,000, or 8%, increase in comparable store sales due to geographically broad-based growth across most of the region. Non-comparable store sales grew $22,093,000. On a constant-exchange-rate basis, total sales increased 10%, and comparable store sales increased 9%.

Asia-Pacific. Total sales increased $4,778,000, or 2%, in the third quarter due to a 3% increase in the number of jewelry units sold, which reflected growth in fashion jewelry and engagement jewelry & wedding bands. The effect of price increases was offset by shifts in product mix due to high-end statement jewelry sales made last year. Included in the $4,778,000 increase is a $7,451,000 increase in wholesale sales of TIFFANY & CO. merchandise to independent distributors and an increase of $4,714,000 in non-comparable store sales largely offset by a decrease in comparable store sales of $7,119,000, or 3%. On a constant-exchange-rate basis, total sales increased 2%, and comparable store sales decreased 3% as growth in mainland China was offset by varying degrees of soft demand in other markets.

Total sales increased $70,775,000, or 11%, in the year-to-date primarily due to an 8% increase in the number of jewelry units sold as well as a 3% increase in the average price per jewelry unit sold. The increase in the number of jewelry units sold reflected growth in all product categories. Management attributes the increase in the average price to price increases and a shift in sales mix toward higher-priced products. Included in the $70,775,000 increase is a $24,196,000, or 4%, increase in comparable store sales, a $29,087,000 increase in non-comparable store sales and a $17,879,000 increase in wholesale sales of TIFFANY & CO. merchandise to independent distributors. On a constant-exchange-rate basis, total sales increased 11% and comparable store sales increased 5% primarily due to strong growth in most markets.

Japan. Total sales decreased $14,978,000, or 12%, in the third quarter, and comparable store sales decreased $15,761,000, or 13%. A weaker Japanese yen versus the U.S. dollar has had an adverse effect in 2014 on the translation of sales made in Japan into U.S. dollars and, therefore, on a constant-exchange rate basis, sales decreased 5%, due to a 12% decrease in the number of jewelry units sold in all categories partly offset by a 7% increase in the average price per jewelry units sold, due to price increases and a shift in sales mix toward higher-priced products. Management attributes this soft demand to weaker economic conditions after a surge in consumer spending before an increase in Japan’s consumption tax on April 1, 2014. Comparable store sales on a constant-exchange-rate basis decreased 6%.

Total sales decreased $2,921,000, or 1%, in the year-to-date and comparable store sales decreased $6,944,000, or 2%. On a constant-exchange-rate basis, Japan sales increased 5%, due to a 9% increase in the average price per jewelry unit sold partly offset by a 4% decrease in the number of jewelry units sold across all categories. Management attributes the increase in average price to price increases and a shift in sales mix toward higher-priced products. Comparable store sales on a constant-exchange-rate basis increased 4%.

Europe. Total sales increased $9,872,000, or 9%, in the third quarter due to a 5% increase in the average price per jewelry unit sold and a 4% increase in the number of jewelry units sold. Management attributes the increase in average price primarily to price increases and a shift in sales mix toward higher-priced products and the increase in jewelry unit volume to fashion jewelry and engagement jewelry & wedding bands. Included in the $9,872,000 increase is a $8,547,000 increase in non-comparable store sales. On a constant-exchange-rate basis, total sales increased 10% and comparable store sales increased 2% due to strength in continental Europe offsetting weakness in United Kingdom ("U.K.") sales (the U.K. typically accounts for more than 40% of sales in Europe).

Total sales increased $26,957,000, or 9%, in the year-to-date due to a 5% increase in the number of jewelry units sold and a 4% increase due to currency translation. Management attributes the increase in jewelry unit volume to fashion jewelry. Included in the $26,957,000 increase is a $21,137,000 increase in non-comparable store sales and a $1,454,000, or 1%, increase in comparable store sales. On a constant-exchange-rate basis, total sales increased 5% while comparable store sales decreased 3% primarily due to declines in the U.K.

Other. Sales increased $6,608,000, or 28%, in the third quarter and $24,433,000, or 32%, in the year-to-date primarily due to retail sales growth in the Emerging Markets region of $6,765,000 and $16,449,000, respectively, reflecting the opening of the first Company-operated TIFFANY & CO. store in Russia and comparable store sales growth.

Store Data. Management expects to add 10 Company-operated stores and close two existing stores during 2014: opening four in the Americas, two in Asia-Pacific, two in Japan and one each in Europe and Russia, while closing one each in the Americas and Asia-Pacific. The following table shows locations which have already been opened or closed, or where plans have been finalized:

Location	Actual Openings (Closings) Year-to-Date 2014	Expected Openings 2014
Americas:
Cancun, Mexico	First Quarter
East Hampton, New York	(First Quarter)
Aventura, Florida	Second Quarter
Newbury Street – Boston, Massachusetts		Fourth Quarter
Design District – Miami, Florida		Fourth Quarter
Asia-Pacific:
Adelaide, Australia		Fourth Quarter
Japan:
Kobe, Sogo department store	First Quarter
Shinjuku – Tokyo	Third Quarter
Europe:
Champs Elysees – Paris, France	First Quarter
Emerging Markets:
Moscow, Russia	First Quarter

Gross Margin

	Third Quarter		Year-to-date
	2014	2013	2014	2013
Gross profit as a percentage of net sales	59.5%	57.0%	59.2%	56.9%

Gross margin (gross profit as a percentage of net sales) increased by 2.5 percentage points in the third quarter benefiting from favorable product costs and price increases as well a shift in sales mix toward fashion jewelry which has a higher gross margin. Gross margin increased 2.3 percentage points in the year-to-date largely benefiting from favorable product costs and price increases, and, to a lesser extent, a shift in mix to higher margin products and sales leverage on fixed costs resulting from the increase in worldwide net sales.

Management periodically reviews and adjusts its retail prices when appropriate to address product cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 8. Hedging Instruments"). Management increased retail prices in both 2014 and 2013 across all geographic regions and product categories.

Selling, General and Administrative ("SG&A") Expenses

	Third Quarter		Year-to-date
	2014	2013	2014	2013
SG&A expenses as a percentage of net sales	41.9%	40.1%	39.4%	39.6%

SG&A expenses increased $36,517,000, or 10%, in the third quarter primarily due to increased marketing expenses of $16,958,000, increased labor costs of $11,007,000 (primarily increased store-related labor costs) and increased store occupancy and depreciation expenses of $3,481,000 (related to new and existing stores). SG&A expenses as a percentage of net sales increased 1.8 percentage points primarily due to the increased marketing expenses.

SG&A expenses increased $85,583,000, or 8%, in the year-to-date. Excluding the item noted in "Non-GAAP Measures" in the year-to-date of 2013, SG&A expenses increased $94,962,000, or 9%, largely reflecting increased labor costs of $29,073,000 (primarily increased store-related labor costs), increased store occupancy and depreciation expenses of $21,362,000 (related to new and existing stores) and increased marketing expenses of $18,191,000. SG&A expenses as a percentage of net sales decreased 0.2 percentage point and would have increased 0.1 percentage point, when excluding the item noted in "Non-GAAP Measures" in the year-to-date of 2013.

Earnings from Operations

Earnings from operations increased 10% in the third quarter. Operating margin improved 0.7 percentage point due to an increase in gross margin, partly offset by higher SG&A expenses due to a substantial increase in marketing spending and increases in labor and other store-related costs. Results by segment are as follows:

(in thousands)	Third Quarter 2014	% of Net Sales	Third Quarter 2013	% of Net Sales
Earnings (losses) from operations*:
Americas	$82,738	18.0%	$61,662	14.8%
Asia-Pacific	65,143	26.8%	59,975	25.2%
Japan	34,293	30.3%	46,528	36.3%
Europe	19,367	16.9%	17,672	16.9%
Other	1,695	5.6%	(1,722)	(7.3)%
	203,236		184,115
Unallocated corporate expenses	(34,745)	(3.6)%	(30,497)	(3.3)%
Earnings from operations	$168,491	17.6%	$153,618	16.9%
*    Percentages represent earnings (losses) from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings (losses) from operations to each segment's net sales in the third quarter of 2014 compared with 2013 was as follows:

•	Americas – the ratio increased 3.2 percentage points due to an improvement in gross margin;

•	Asia-Pacific – the ratio increased 1.6 percentage points due to an improvement in gross margin partly offset by increased marketing spending and store-related operating expenses;

•
Japan – the ratio decreased 6.0 percentage points due to a decrease in gross margin (which included a reduced benefit when compared to prior year from the Company's ongoing program to utilize forward contracts for a portion of forecasted merchandise purchases) and decreased sales;

•	Europe – the ratio was unchanged due to an improvement in gross margin offset by increased store-related operating expenses and marketing spending; and

•
Other – the ratio increased 12.9 percentage points due to an improvement in gross margin from sales generated by retail operations in the Emerging Markets region and lower charges associated with the write-down of wholesale diamond inventory deemed not suitable for the Company's needs which were partly offset by increased store-related expenses.

Earnings from operations increased 24% in the year-to-date. Operating margin improved 2.5 percentage points in the year-to-date; however, excluding certain expenses recorded in the year-to-date of 2013 (see "Non-GAAP Measures"), operating margin improved 2.2 percentage points primarily due to an increase in gross margin. Results by segment are as follows:

(in thousands)	Year-to-date 2014	% of Net Sales	Year-to-date 2013	% of Net Sales
Earnings (losses) from operations*:
Americas	$274,027	19.8%	$208,355	16.4%
Asia-Pacific	202,476	27.3%	165,316	24.7%
Japan	144,962	35.7%	148,182	36.2%
Europe	61,453	18.3%	54,288	17.6%
Other	6,358	6.3%	(2,066)	(2.7)%
	689,276		574,075
Unallocated corporate expenses	(102,471)	(3.5)%	(93,034)	(3.4)%
Other operating expense	—		(9,379)
Earnings from operations	$586,805	19.8%	$471,662	17.3%
*    Percentages represent earnings (losses) from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings (losses) from operations to each segment's net sales in the year-to-date of 2014 compared with 2013 was as follows:

•	Americas – the ratio increased 3.4 percentage points due to an improvement in gross margin and sales leverage of operating expenses;

•	Asia-Pacific – the ratio increased 2.6 percentage points due to an improvement in gross margin partly offset by increased store-related operating expenses and marketing spending;

•
Japan – the ratio decreased 0.5 percentage point due to a decrease in gross margin (which included a reduced benefit in the third quarter when compared to prior year from the Company's ongoing program to utilize forward contracts for a portion of forecasted merchandise purchases);

•	Europe – the ratio increased 0.7 percentage point due to an improvement in gross margin partly offset by increased store-related operating expenses and marketing spending; and

•
Other – the ratio increased 9.0 percentage points due to an improvement in gross margin from sales generated by retail operations in the Emerging Markets region and lower charges associated with the write-down of wholesale diamond inventory deemed not suitable for the Company's needs which were partly offset by increased store-related expenses.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. In the third quarter, unallocated corporate expenses increased versus the comparable period in the prior year and increased 0.3 percentage point as a percentage of net sales. In the year-to-date, unallocated corporate expenses increased versus the comparable period in the prior year and increased modestly as a percentage of net sales.

Other operating expense in the year-to-date of 2013 was related to specific cost-reduction initiatives. These cost-reduction initiatives included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

Interest and Other Expenses, net

Interest and other expenses, net increased $1,453,000, or 10%, in the third quarter of 2014 and $6,474,000, or 16%, in the year-to-date of 2014 primarily due to increased interest expense and financing costs.

Loss on Extinguishment of Debt

In the third quarter of 2014, the Company recorded a loss on extinguishment of debt of $93,779,000 associated with the redemption of all of the aggregate principal amount of the Company's (i) $100,000,000 principal amount of 9.05% Series A Senior Notes due December 23, 2015; (ii) $125,000,000 principal amount of 10.0% Series A-2009 Senior Notes due February 13, 2017; (iii) $50,000,000 principal amount of 10.0% Series A Senior Notes due April 9, 2018; and (iv) $125,000,000 principal amount of 10.0% Series B-2009 Senior Notes due February 13, 2019 (collectively, the "Private Placement Notes") prior to maturity in accordance with the respective note purchase agreements governing each series of Private Placement Notes, which included provisions for make-whole payments in the event of early repayment.

Provision for Income Taxes

The effective income tax rate for the third quarter and year-to-date of 2014 was 35.5% and 35.3% versus 32.3% and 33.8% in the prior year. The effective income tax rate for the year-to-date of 2014 includes an increase of 1.1 percentage points due to the one-time impact of changes in state tax legislation (which management expects will modestly benefit the Company in future years) offset by the favorable impact of a valuation allowance release of 0.3 percentage point. The lower effective income tax rates for the third quarter and year-to-date of 2013 were due to the one-time impact of favorable tax regulations as well as differences in the geographical mix of earnings.

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

The following table summarizes cash flows from operating, investing and financing activities:

	Year-to-date
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$177,779	$205,132
Investing activities	(156,165)	(151,678)
Financing activities	(19,749)	(35,382)
Effect of exchange rates on cash and cash equivalents	1,658	(1,710)
Net increase in cash and cash equivalents	$3,523	$16,362

Operating Activities

The Company had a net cash inflow from operating activities of $177,779,000 in the year-to-date of 2014 compared with a net cash inflow of $205,132,000 in the same period in 2013. The variance is primarily due to deferred income taxes and timing of income tax payments partly offset by inventory growth. Additionally, the year-to-date of 2014 includes the after-tax impact of the loss on extinguishment of debt of $60,956,000 (see “Non-GAAP Measures”), which is reflected in Net earnings on the Condensed Consolidated Statements of Cash Flow. The year-to-date of 2013 includes the Company’s contribution of $30,000,000 to its pension plan, which is reflected in Other, net on the Condensed Consolidated Statements of Cash Flow.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,875,841,000 and 5.5 at October 31, 2014, compared with $2,531,648,000 and 4.6 at January 31, 2014 and $2,718,388,000 and 5.2 at October 31, 2013.

Accounts receivable, less allowances at October 31, 2014 were 6% lower than January 31, 2014 due to seasonality and 7% higher than October 31, 2013 largely due to sales growth. Changes in foreign currency exchange rates had the effect of decreasing accounts receivable by 2% compared to January 31, 2014 and by 4% compared to October 31, 2013.

Inventories, net at October 31, 2014 were 10% higher than January 31, 2014 and 6% higher than October 31, 2013. Finished goods inventories rose 15% from January 31, 2014 and 6% from October 31, 2013 and combined raw material and work-in-process inventories increased 3% and 5% from January 31, 2014 and October 31, 2013 in support of new stores and product introductions. Changes in foreign currency exchange rates had the effect of decreasing inventories, net by 2% compared to October 31, 2013 but were not significant when compared to January 31, 2014.

Prepaid expenses and other current assets at October 31, 2014 were 16% higher than January 31, 2014 and 59% higher than October 31, 2013. The increases are largely due to income tax receivables which were recorded in the third quarter of 2014 resulting from the impact of the charge for the loss on extinguishment of debt and, when compared to October 31, 2013, to income tax receivables which were recorded in the fourth quarter of 2013 resulting from the impact of the Arbitration Award. See "Part II – Item 1. Legal Proceedings" for additional information regarding the Arbitration Award.

Investing Activities

The Company had a net cash outflow from investing activities of $156,165,000 in the year-to-date of 2014 compared with an outflow of $151,678,000 in 2013. The increased outflow in the current year is primarily due to net purchases of marketable securities and short-term investments of $14,716,000. Additionally, in the year-to-date of 2014, the Company received repayments of $11,621,000 associated with loans extended to diamond mining and exploration companies whereas, in the year-to-date of 2013, the Company loaned $3,050,000 to such companies and received repayments of $837,000 associated with loans extended.

Financing Activities

The Company had a net cash outflow from financing activities of $19,749,000 in the year-to-date of 2014 compared with an outflow of $35,382,000 in 2013. The decreased cash outflow from financing activities is largely driven by an increase in net proceeds from total borrowings as well as higher proceeds from the exercise of stock options offset by an increase in share repurchases and cash dividends paid on Common Stock (with $1.10 paid per share of Common Stock in the year-to-date of 2014 compared with $1.00 in the year-to-date of 2013).

Recent Borrowings. The Company had net proceeds from total borrowings as follows:

	Year-to-date
(in thousands)	2014	2013
Short-term borrowings:
(Repayments of) proceeds from credit facility borrowings, net	$(54,395)	$43,233
Other proceeds from credit facility borrowings	12,067	87,670
Other repayments of credit facility borrowings	(3,412)	(68,751)
Net (repayments of) proceeds from short-term borrowings	(45,740)	62,152
Long-term borrowings:
Proceeds	548,037	—
Repayments	(400,000)	—
Net proceeds from long-term borrowings	148,037	—
Net proceeds from total borrowings	102,297	62,152

Payments of debt extinguishment costs (included in operating activities)	(93,378)	—

Net proceeds	$8,919	$62,152

Credit Facilities. In October 2014, the Company entered into a four-year $375,000,000 and a five-year $375,000,000 multi-bank, multi-currency, committed unsecured revolving credit facility, including letter of credit subfacilities, (collectively, the "New Credit Facilities") resulting in a total borrowing capacity of $750,000,000. The New Credit Facilities replaced the previously existing $275,000,000 three-year unsecured revolving credit facility and $275,000,000 five-year unsecured revolving credit facility (collectively, the "Previously Existing Facilities"), which were terminated and repaid concurrently with the Company's entry into the New Credit Facilities. See "Item 1. Financial Statements - Note 7. Debt" for additional information.

Under all of the Company's revolving credit facilities, there were $196,878,000 of borrowings outstanding, $6,171,000 letters of credit issued but not outstanding and $817,459,000 available for borrowing at October 31, 2014. The weighted-average interest rate for the amount outstanding at October 31, 2014 and 2013 was 3.55% and 3.26%.

Senior Notes. In September 2014, the Company issued $250,000,000 aggregate principal amount of 3.80% Senior Notes due 2024 (the "2024 Notes") and $300,000,000 aggregate principal amount of 4.90% Senior Notes due 2044 (the "2044 Notes" and, together with the 2024 Notes, the "Senior Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued at a discount with aggregate net proceeds of $548,037,000 (with an effective yield of 3.836% for the 2024 Notes and an effective yield of 4.926% for the 2044 Notes). The Company used the net proceeds from the issuance of the Senior Notes to redeem $400,000,000 in aggregate principal amount of the Private Placement Notes prior to their scheduled maturities which ranged from 2015 to 2019 and paid $93,378,000 of debt extinguishment costs associated with the redemption. The Company is using the remaining net proceeds from the sale of the Senior Notes for general corporate purposes. See "Item 1. Financial Statements - Note 7. Debt" for additional information.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders’ equity was 37% at October 31, 2014, 37% at January 31, 2014 and 36% at October 31, 2013.

At October 31, 2014, the Company was in compliance with all debt covenants.

Share Repurchases. In March 2014, the Company's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $300,000,000 of its Common Stock through open market transactions. Purchases are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The program will expire on March 31, 2017.

The Company's share repurchase activity was as follows:

(in thousands, except per share amounts)	Third Quarter 2014	Year-to-date 2014
Cost of repurchases	$5,829	$22,231
Shares repurchased and retired	63	247
Average cost per share	$92.02	$89.91

At October 31, 2014, approximately $277,769,000 remained available for share repurchases under this authorization.

Contractual Obligations

Since January 31, 2014, the Company's contractual obligations as they relate to long-term debt and interest on debt have changed as a result of the issuance of $550,000,000 in aggregate principal amount of the Senior Notes and the redemption of $400,000,000 in aggregate principal amount of the Private Placement Notes, extending debt maturities to 2024 and 2044 from 2015-2019 and reducing average interest rates to 4.4% from 9.8%. Refer to "Item 1. Financial Statements - Note. 7 Debt" and "Financing Activities" above for additional details of the Senior Notes issuance and Private Placement Notes redemption. The following table summarizes the Company's contractual cash obligations as of October 31, 2014, as they relate to the Company's long-term debt and interest on debt:

(in thousands)	Total	2014 [a]	2015-2016	2017-2018	Thereafter
Unrecorded contractual obligations:
Interest on debt [b]	$847,309	$5,902	$73,307	$70,400	$697,700
Recorded contractual obligations:
Long-term debt	891,460	—	91,460	—	800,000
	$1,738,769	$5,902	$164,767	$70,400	$1,497,700

[a]	Represents the Company's interest on debt obligations for the three months ending January 31, 2015.

[b]	Excludes interest payments on amounts outstanding under available lines of credit, as the outstanding amounts fluctuate based on the Company's working capital needs.

At October 31, 2014, the Company’s gross uncertain tax position decreased by $20,247,000 from January 31, 2014 primarily as a result of the settlement of an audit being conducted by the Internal Revenue Service ("IRS"). As of October 31, 2014, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

The Company disclosed in its financial statements for the year ended January 31, 2014, that it expected to contribute $30,000,000 in 2014 to its noncontributory defined benefit pension plan qualified in accordance with the IRS Code (“Qualified Plan”). However, under IRS guidelines, the Company is not required to make a minimum cash contribution in 2014 to the Qualified Plan. As such, the Company is currently evaluating whether to make a discretionary contribution in 2014.

The Company’s remaining contractual cash obligations and commercial commitments at October 31, 2014 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2014.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

2014 Outlook

For the fiscal year ended January 31, 2015, management is maintaining its previous guidance that calls for net earnings in a range of $4.20–$4.30 per diluted share, excluding the debt extinguishment charge noted in "Non-GAAP Measures". This full year forecast is based on the following assumptions, which are approximate and may or may not prove valid, and which should be read in conjunction with risk factors disclosed in Part I, Item 1A in the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014:

•	Worldwide net sales increasing by a mid-to-high-single-digit percentage (versus the previous high-single-digit forecast).

•
Opening 10 Company-operated stores and closing two existing stores: this includes opening four in the Americas, two in Asia-Pacific, two in Japan and one each in Europe and Russia, while closing one each in the Americas and Asia-Pacific.

•	Operating margin increasing due to a higher gross margin.

•	Interest and other expenses, net of $60,000,000.

•	An effective income tax rate of 35%.

•	Net inventories increasing by a high-single-digit percentage.

•	Capital expenditures of $250,000,000, versus $221,000,000 last year, largely due to incremental investments in information technology systems.

•	Free cash flow (cash flow from operating activities less capital expenditures) of at least $400,000,000 when excluding the after-tax debt extinguishment charge noted above.

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

Foreign Currency Risk

The Company may use foreign exchange forward contracts or put option contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated exposures, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The term of all outstanding foreign exchange forward contracts as of October 31, 2014 ranged from less than one month to 12 months.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to minimize the effect of volatility in precious metal prices. The maximum term of the Company's outstanding precious metal forward contracts as of October 31, 2014 is 12 months.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Registrant's chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

In the ordinary course of business, the Registrant reviews its system of internal control over financial reporting and makes changes to its systems and processes to improve controls and increase efficiency, while ensuring that the Registrant maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. In the third quarter of 2014, the Registrant implemented a new warehouse management system in its centralized distribution center that handles worldwide store replenishment.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73,000,000 (or approximately $76,000,000 at October 31, 2014) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,000,000,000 at October 31, 2014) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120,000,000 (or approximately $126,000,000 at October 31, 2014) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $565,000,000 at October 31, 2014) (calculated based on alleged future lost profits of the Tiffany Parties).

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

Management expects that the annulment action will not be ultimately resolved for at least 18 months; however, if the Arbitration Award is finally annulled, management anticipates that the claims and counterclaims that formed the basis of the Arbitration, and potentially additional claims and counterclaims, will be litigated in court proceedings between and among the Swatch Parties and the Tiffany Parties. The identity and location of the courts that would hear such actions cannot be determined at this time.

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

Management has not established any accrual in the Company's condensed consolidated financial statements as of October 31, 2014 related to the annulment process or any potential subsequent litigation because it does not believe that an annulment of the Arbitration Award and the subsequent award of damages exceeding the Arbitration Damages is probable.

The Company is proceeding with plans to design, produce, market and distribute TIFFANY & CO. brand watches through a Swiss subsidiary. The effective development and growth of this watch business requires additional resources and involves risks and uncertainties.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains the Company’s share repurchases of equity securities in the third quarter of 2014:
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares, (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1, 2014 to August 31, 2014	—	$—	—	$283,598,000
September 1, 2014 to September 30, 2014	—	$—	—	$283,598,000
October 1, 2014 to October 31, 2014	63,345	$92.02	63,345	$277,769,000
TOTAL	63,345	$92.02	63,345	$277,769,000

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

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIFFANY & CO.
(Registrant)

Date: November 26, 2014	By: /s/ Ralph Nicoletti
Ralph Nicoletti
Executive Vice President
Chief Financial Officer
(principal financial officer)