Form 10-K
period 2015-01-31
TIFFANY & CO
filed 2015-03-20
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015 OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2014, the aggregate market value of the registrant's voting and non-voting stock held by non-affiliates of the registrant was approximately $12,523,379,301 using the closing sales price on this day of $97.61. See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of March 16, 2015, the registrant had outstanding 129,151,634 shares of its common stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE.
The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant's Proxy Statement Dated April 10, 2015 (Part III).

Tiffany & Co.

Form 10-K for the fiscal year ended January 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, including documents incorporated herein by reference, that refer to plans and expectations for future periods are forward-looking statements that involve a number of risks and uncertainties. Words such as 'expects,' 'anticipates,' 'forecasts,' 'plans,' 'believes,' 'continues,' 'may,' 'will,' and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's objectives, expectations and beliefs with respect to store openings and closings, product introductions, sales, sales growth, retail prices, gross margin, expenses, operating margin, effective income tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow, liquidity, currency translation and growth opportunities. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, which could cause the Company's actual results to differ materially from those indicated in these forward-looking statements. Such factors include, but are not limited to, risks from global economic conditions, decreases in consumer confidence, the Company's significant operations outside of the United States, regional instability and conflict that could disrupt tourist travel and local consumer spending, weakening foreign currencies, changes in the Company's product or geographic sales mix and changes in costs or reduced supply availability of diamonds and precious metals. Please also see the Company's risk factors, as they may be amended from time to time, set forth in the Company's filings with the Securities and Exchange Commission, including in this Annual Report, particularly under "Item 1A. Risk Factors" for a discussion of these and other factors that could cause actual results to differ materially. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's segment information for the fiscal years ended January 31, 2015, 2014 and 2013 is reported in "Item 8. Financial Statements and Supplementary Data - Note P - Segment Information."

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

REPORTABLE SEGMENTS

Americas

Sales in the Americas were 48% of worldwide net sales in 2014, while sales in the U.S. represented 88% of net sales in the Americas.

Retail Sales. Retail sales in the Americas are transacted in 122 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2015 included in parentheses): the U.S. (95), Canada (11), Mexico (11) and Brazil (5). Included within these totals are 12 Company-operated stores located within various department stores in Canada and Mexico.

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

Asia-Pacific

Sales in Asia-Pacific represented 24% of worldwide net sales in 2014, while sales in Greater China represented more than half of Asia-Pacific's net sales.

Retail Sales. Retail sales in Asia-Pacific are transacted in 73 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2015 included in parentheses): China (26), Korea (14), Hong Kong (9), Taiwan (8), Australia (7), Singapore (5), Macau (2) and Malaysia (2). Included within these totals are 24 Company-operated stores located within various department stores.

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in Australia through its website at www.tiffany.com.au.

TIFFANY & CO.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in certain markets. Such sales represent less than 1% of worldwide net sales.

Japan

Sales in Japan represented 13% of worldwide net sales in 2014.

Retail Sales. Retail sales in Japan are transacted in 56 Company-operated TIFFANY & CO. stores. Included within this total are 51 stores located within department stores, generating 75% of Japan's net sales. There are four large department store groups in Japan. The Company operates TIFFANY & CO. stores in locations controlled by these groups as follows (number of locations at January 31, 2015 included in parentheses): Isetan Mitsukoshi (14), J. Front Retailing Co. (Daimaru and Matsuzakaya department stores) (9), Takashimaya (9) and Seven & i Holding Co., Ltd. (Sogo and Seibu department stores) (5). The Company also operates 14 stores in other department stores.

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

Europe

Sales in Europe represented 12% of worldwide net sales in 2014, while sales in the United Kingdom ("U.K.") represented more than 40% of European net sales.

Retail Sales. Retail sales in Europe are transacted in 38 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2015 included in parentheses): the U.K. (10), Germany (7), Italy (7), France (5), Spain (2), Switzerland (2), Austria (1), Belgium (1), the Czech Republic (1), Ireland (1) and the Netherlands (1). Included within these totals are seven Company-operated stores located within various department stores.

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in the U.K., Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands and Spain through its websites, which are accessible through www.tiffany.com.

Other

Other consists of all non-reportable segments, including: (i) retail sales and wholesale distribution in the Emerging Markets region (which represented approximately 75% of Other net sales in 2014); (ii) wholesale sales of diamonds; and (iii) licensing agreements.

Emerging Markets region. Retail sales are transacted in five Company-operated TIFFANY & CO. stores in the United Arab Emirates ("U.A.E.") and, beginning in February 2014, one Company-operated store in Russia. Additionally, selected TIFFANY & CO. merchandise is sold to independent distributors for resale in certain emerging markets (primarily in the Middle East and, through January 2014, in Russia). Such wholesale sales represent less than 1% of worldwide net sales.

Wholesale Sales of Diamonds. The Company regularly purchases parcels of rough diamonds for polishing and further processing. Some rough diamonds so purchased, and a small percentage of diamonds so polished, are found not to be suitable for the Company's needs; those diamonds are sold to third parties.

TIFFANY & CO.

Management's objective from such sales is to recoup its original costs, thereby earning minimal, if any, gross margin on those transactions.

Licensing Agreement. The Company receives earnings from a licensing agreement with Luxottica Group for the distribution of TIFFANY & CO. brand eyewear. The earnings received from this licensing agreement represented less than 1% of worldwide net sales in 2014, 2013 and 2012.

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

The following chart details the number of TIFFANY & CO. retail locations operated by the Company since 2004:

	Americas
Year:	U.S.	Canada & Latin America	Asia-Pacific	Japan	Europe	Emerging Markets	Total
2004	55	7	24	53	12	—	151
2005	59	7	25	50	13	—	154
2006	64	9	28	52	14	—	167
2007	70	10	34	53	17	—	184
2008	76	10	39	57	24	—	206
2009	79	12	45	57	27	—	220
2010	84	12	52	56	29	—	233
2011	87	15	58	55	32	—	247
2012	91	24	66	55	34	5	275
2013	94	27	72	54	37	5	289
2014	95	27	73	56	38	6	295

As part of its long-term strategy to expand its store base, management plans to add approximately 12 - 15, net Company-operated stores in 2015, with the majority of expansion planned in Asia-Pacific and the balance in the Americas and Europe.

As noted above, the Company currently operates e-commerce enabled websites in 13 countries as well as informational websites in several additional countries. Sales transacted on those websites accounted for 6% of worldwide net sales in 2014, 2013 and 2012. The Company invests in ongoing website enhancements and intends to evaluate expanding its e-commerce sites to additional countries in the future.

Products

The Company's principal product category is jewelry, which represented 92%, 92% and 90% of worldwide net sales in 2014, 2013 and 2012. The Company offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. Designs are developed by employees, suppliers, independent designers and independent "named" designers (see "MATERIAL DESIGNER LICENSE" below).

TIFFANY & CO.

The Company also sells timepieces, leather goods, sterling silver goods (other than jewelry), china, crystal, stationery, fragrances and accessories, which represented, in total, 7%, 7% and 8% of worldwide net sales in 2014, 2013 and 2012. The remaining 1% - 2% of worldwide net sales were attributable to wholesale sales of diamonds and earnings received from a third-party licensing agreement.

Sales by Reportable Segment of TIFFANY & CO. Jewelry by Category

2014	% of total Americas Sales	% of total Asia-Pacific Sales	% of total Japan Sales	% of total Europe Sales	% of total Reportable Segment Sales
Statement, fine & solitaire jewelry [a]	23%	24%	20%	17%	22%
Engagement jewelry & wedding bands [b]	23%	38%	46%	23%	30%
Fashion jewelry [c]	44%	37%	27%	56%	41%

2013
Statement, fine & solitaire jewelry [a]	23%	27%	20%	19%	23%
Engagement jewelry & wedding bands [b]	23%	36%	47%	25%	30%
Fashion jewelry [c]	44%	36%	26%	53%	40%

2012
Statement, fine & solitaire jewelry [a]	20%	24%	17%	16%	20%
Engagement jewelry & wedding bands [b]	23%	36%	48%	25%	30%
Fashion jewelry [c]	46%	37%	28%	54%	42%
a) This category includes statement, fine and solitaire jewelry (other than engagement jewelry). Most sales in this category are of items containing diamonds, other gemstones or both. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 13% of sales in 2014. The average price of merchandise sold in 2014, 2013 and 2012 in this category was approximately $5,400, $5,300 and $5,200 for total reportable segments.
b) This category includes engagement rings and wedding bands marketed to brides and grooms. Most sales in this category are of items containing diamonds. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 8% of sales in 2014. The average price of merchandise sold in 2014, 2013 and 2012 in this category was approximately $3,600, $3,600 and $3,500 for total reportable segments.
c) This category generally consists of non-gemstone, sterling silver (approximately 54% of the category in 2014), gold or RUBEDO® metal jewelry, although small gemstones are used as accents in some pieces. RUBEDO® metal is an alloy composed of copper, gold and silver which was developed by the Company. The average price of merchandise sold in 2014, 2013 and 2012 in this category was approximately $335, $300 and $295 for total reportable segments.

Certain reclassifications have been made to the prior years' classes of similar products to conform with management's current internal analysis of product sales.

TIFFANY & CO.

ADVERTISING, MARKETING, PUBLIC AND MEDIA RELATIONS

The Company regularly advertises in newspapers, magazines and through digital media. Public and media relations activities are also significant to the Company's business. The Company engages in a program of media activities and marketing events to maintain consumer awareness of the Brand and TIFFANY & CO. products. It also publishes its well-known Blue Book to showcase its high-end jewelry. In 2014, 2013 and 2012, the Company spent $283,648,000, $253,164,000 and $250,297,000, representing 6.7%, 6.3% and 6.6% of worldwide net sales in those respective years, on advertising, marketing and public and media relations, which include costs for media, production, catalogs, Internet, visual merchandising (in-store and window displays), marketing events and other related items.

In addition, management believes that the Brand is enhanced by a program of charitable sponsorships, grants and merchandise donations. The Company also makes donations to The Tiffany & Co. Foundation, a private foundation organized to support 501(c)(3) charitable organizations. The efforts of this Foundation are primarily focused on environmental conservation and urban parks.

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

TIFFANY & CO.

MATERIAL DESIGNER LICENSE

Since 1974, Tiffany has been the sole licensee for the intellectual property rights necessary to make and sell jewelry and other products designed by Elsa Peretti and bearing her trademarks. The designs of Ms. Peretti accounted for 8%, 9% and 10% of the Company's worldwide net sales in 2014, 2013 and 2012.

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

MERCHANDISE PURCHASING, MANUFACTURING AND RAW MATERIALS

The Company primarily manufactures jewelry in New York, Rhode Island, and Kentucky, and silver hollowware in Rhode Island. In 2014, the Company also established jewelry manufacturing operations in Thailand and jewelry polishing operations in the Dominican Republic. The Company processes, cuts and polishes diamonds at other facilities outside the U.S. In total, these internal manufacturing facilities produce more than half of the merchandise sold by the Company. The balance, including almost all non-jewelry items, is purchased from third-parties. The Company may increase the percentage of internally-manufactured jewelry in the future, but management does not expect that the Company will ever manufacture all of its needs. Factors considered by management in its decision to use third-party manufacturers include product quality, gross margin, access to or mastery of various jewelry-making skills and technology, support for alternative capacity and the cost of capital investments.

Rough and Polished Diamonds. Of the world's largest diamond producing countries, the vast majority of diamonds purchased by the Company originate from Australia, Botswana, Canada, Namibia, Russia and Sierra Leone. The Company has established diamond processing operations that purchase, sort, cut and/or polish rough diamonds for its use. The Company has such operations in Belgium, Botswana, Mauritius, Namibia and Vietnam. The Company also established such operations in Cambodia in 2014. The Company's operations in Botswana and Namibia allow it to access rough diamond allocations reserved for local manufacturers as operations in those countries are conducted through companies in which local third-parties own minority, non-controlling interests. The Company maintains a relationship and has an arrangement with these local third-parties in each of those countries; however, if circumstances warrant, the Company could seek to replace its existing local partners.

TIFFANY & CO.

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

The Company, from time to time, secures supplies of rough diamonds by agreeing to purchase a defined portion of a mine's output at the market price prevailing at the time of production. Under such agreements, management anticipates that it will purchase approximately $160,000,000 of rough diamonds in 2015. However, the Company will also purchase rough diamonds from other suppliers, although it has no contractual obligations to do so. In certain instances, the Company has provided loans to, or made equity investments in, mining projects in order to secure diamond supplies.

In recent years, approximately 65% - 75% (by dollar value) of the polished diamonds used in jewelry have been produced from rough diamonds that the Company has purchased. The balance of the Company's needs for polished diamonds is purchased from polishers or polished-diamond dealers. It is the Company's intention to continue to supply the majority of its needs for diamonds by purchasing and polishing rough diamonds.

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

Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for 58%, 58% and 55% of worldwide net sales in 2014, 2013 and 2012. Products containing one or more diamonds of one carat or larger accounted for 14%, 15% and 13% of worldwide net sales in each of those years.

Conflict Diamonds. Media attention has been drawn to the issue of "conflict" or "blood" diamonds. These terms are used to refer to diamonds extracted from war-torn geographic regions and sold by rebel forces to fund insurrection. Allegations have also been made that trading in such diamonds supports terrorist activities. Management believes that it is not possible in most purchasing scenarios to distinguish conflict diamonds from diamonds produced in other regions once they have been polished. Therefore, concerned participants in the diamond trade, including the Company and nongovernment organizations, seek to exclude "conflict" or "blood" diamonds, which represent a small fraction of the world's supply, from legitimate trade through an international system of certification and legislation known as the Kimberley Process Certification Scheme. All rough diamonds the Company buys, crossing an international border, must be accompanied by a Kimberley Process certificate and all trades of rough and polished diamonds must conform to a system of warranties that references the aforesaid scheme. It is not expected that such efforts will substantially affect the supply of diamonds. In addition, concerns over human rights abuses in Zimbabwe underscore that the aforementioned system does not control diamonds produced in state-sanctioned mines under poor working conditions. The Company has informed its vendors that it does not intend to purchase Zimbabwean-produced diamonds. Accordingly, the Company has implemented the Diamond Source Warranty Protocol, which requires vendors to provide a warranty that loose polished diamonds were not obtained from Zimbabwean mines.

The Diamond Trading Company ("DTC"). The supply and prices of rough and polished diamonds in the principal world markets have been and continue to be influenced by the DTC, an affiliate of the De Beers Group. Over the past decade, the DTC's historical ability to control worldwide production has been

TIFFANY & CO.

significantly diminished due to its lower share of worldwide production, changing policies in diamond-producing countries and revised contractual arrangements with third-party mine operators. Although the market share of the DTC has diminished, the DTC continues to supply a meaningful portion of the world market for rough, gem-quality diamonds.

The DTC continues to exert influence on the demand for polished diamonds through the requirements it imposes on those ("sightholders") who purchase rough diamonds from the DTC. Some, but not all, of the Company's suppliers are DTC sightholders, and the Company estimates that a significant portion of the diamonds that it has purchased have had their source with the DTC. The Company is a DTC sightholder for rough diamonds through its operations in Belgium and its African joint ventures.

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

The Company purchases conflict-free rough and polished fine white diamonds, in the color ranges D through I. Management does not foresee a shortage of diamonds in this color range in the short term but believes that, unless new mines are developed, rising demand will eventually create such a shortage and lead to higher prices.

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

The Company purchases precious metals from several suppliers for use in its internal manufacturing operations and for use by third-party manufacturers contracted to supply Tiffany merchandise. While the Company may supply precious metals to a manufacturer, it cannot determine, in all circumstances, whether the finished goods provided by such manufacturer were actually produced with Tiffany-supplied precious metals.

In recent years, there has been substantial volatility in the prices of precious metals.

TIFFANY & CO.

The Company believes that there are numerous alternative sources for other polished gemstones and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.

Finished Jewelry. Finished jewelry is purchased from approximately 55 manufacturers, most of which have long-standing relationships with the Company. However, the Company does not enter into long-term supply arrangements with its finished goods vendors. The Company does enter into written blanket purchase order agreements with nearly all of its finished goods vendors. These relationships may be terminated at any time by either party; such termination would not discharge either party's obligations under unfulfilled purchase orders accepted prior to termination. The blanket purchase order agreements establish non-price terms by which the Company may purchase and by which vendors may sell finished goods to the Company. These terms include payment terms, shipping procedures, product quality requirements, merchandise specifications and vendor social responsibility requirements. The Company actively seeks alternative sources for its best-selling jewelry items to mitigate any potential disruptions in supply. However, due to the craftsmanship involved in a small number of designs, the Company may have difficulty finding readily available alternative suppliers for those jewelry designs in the short term.

Watches. Prior to 2007, the Company arranged for the production of TIFFANY & CO. brand watches with various third-party Swiss component manufacturers and assemblers. In 2007, the Company entered into a 20-year license and distribution agreement (the "Agreement") with the Swatch Group for the manufacture and distribution of TIFFANY & CO. brand watches. In December 2013, an arbitral panel deemed the Agreement terminated at the request of the parties. The arbitration award stated that the effective date of termination was March 1, 2013. See "Item 3. Legal Proceedings" for additional information regarding the arbitration proceeding and the subsequent annulment action. Royalties payable to the Company under the Agreement were not significant in any year, and watches manufactured under the Agreement and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2013 and 2012.

The Company is proceeding with plans to design, produce, market and distribute TIFFANY & CO. brand watches through certain of its Swiss subsidiaries. Management expects to introduce new TIFFANY & CO. brand watches in April 2015. In support of this introduction, the Company has relationships with approximately 20 component and subassembly vendors to manufacture watches. The terms of the Company's contractual relationships with these vendors are substantially similar to those described under "Finished Jewelry" above. The effective development and growth of this watch business has required and will continue to require additional resources and involves risks and uncertainties. Under the Agreement, the Swatch Group retained the right to sell watches marked with the TIFFANY & CO. trademark for a period of time subsequent to the termination of the Agreement and had no obligation to reacquire any inventory sold to retailers during this period. As such, the continued presence in the retail market of TIFFANY & CO. brand watches produced under the Agreement may negatively impact the Company’s sales and marketing efforts for its new collection of watches.

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

TIFFANY & CO.

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

EMPLOYEES

As of January 31, 2015, the Company employed an aggregate of approximately 12,000 full-time and part-time persons. Of those employees, approximately 5,700 are employed in the United States.

AVAILABLE INFORMATION

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Tiffany & Co. and other companies that electronically file materials with the SEC. Copies of the Company's reports on Form 10-K, Forms 10-Q and Forms 8-K may be obtained, free of charge, on the Company's website at http://investor.tiffany.com/financials.cfm.

Item 1A. Risk Factors.

As is the case for any retailer, the Company's success in achieving its objectives and expectations is dependent upon general economic conditions, competitive conditions and consumer attitudes. However, certain factors are specific to the Company and/or the markets in which it operates. The following "risk factors" are specific to the Company; these risk factors affect the likelihood that the Company will achieve the objectives and expectations communicated by management:

(i) Challenging global economic conditions and related low levels of consumer confidence over a prolonged period of time could adversely affect the Company's sales and earnings.

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

Consumer spending for discretionary goods generally declines during times of falling consumer confidence, which negatively affects the Company's sales and earnings because of its cost base and inventory investment.

Certain competitors may react to such conditions by reducing retail prices and promoting such reductions; such reductions and/or inventory liquidations can have a short-term adverse effect on the Company's sales, especially given the Company's policy of not engaging in price promotional activity.

TIFFANY & CO.

The Company has invested in and operates a significant number of stores in Greater China and anticipates significant further expansion. Should the Chinese economy experience a significant economic slowdown, the sales and profitability of stores in Greater China as well as stores in other markets that serve Chinese tourists could be affected.

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

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Poor sales results during the fourth quarter would have an adverse effect on annual earnings and would result in higher inventories in the short-term.

(iii) The Company conducts significant operations outside the United States, and the risks of doing business internationally could increase its costs, reduce its profits or disrupt its business.

The Company generates a majority of its worldwide net sales outside the United States. It also has foreign manufacturing operations, and relies on certain foreign third-party vendors and suppliers. In addition, the Company maintains investments in, and has provided loans to, certain foreign suppliers. As a result, the Company is subject to the risks of doing business outside the United States, including:

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

•	inventory risk exposures.

While these factors and the effect of these factors are difficult to predict, any one or more of them could lower the Company's revenues, increase its costs, reduce its earnings or disrupt its business.

TIFFANY & CO.

(iv) Weakening foreign currencies may negatively affect the Company's sales and profitability.

The Company operates retail stores in various countries outside of the U.S. and, as a result, is exposed to market risk from fluctuations in foreign currency exchange rates, particularly the Japanese Yen, Euro and British Pound. In 2014, sales in countries outside of the U.S. in aggregate represented more than half of the Company's net sales and earnings from operations. In order to maintain its worldwide relative pricing structure, a substantial weakening of foreign currencies against the U.S. dollar would require the Company to raise its retail prices or reduce its profit margins in various locations outside of the U.S. Consumers in those markets may not accept significant price increases on the Company's goods; thus, there is a risk that a substantial weakening of foreign currencies would result in reduced sales and profitability. In addition, a weakening in foreign currency exchange rates may negatively affect spending by foreign tourists in the various regions where the Company operates retail stores which would adversely affect its net sales and profitability.

The results of operations of the Company's international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars during the process of financial statement consolidation. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions would decrease consolidated net sales and profitability. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." for a discussion of such impacts.

(v) Regional instability and conflict could disrupt tourist travel and local consumer spending.

Unsettled regional and global conflicts or crises such as military actions, terrorist activities, natural disasters, government regulations or other conditions may negatively affect spending by foreign tourists and local consumers in the various regions where the Company operates retail stores which would adversely affect its sales and earnings.

(vi) Changes in the Company's product or geographic sales mix could affect the Company's profitability.

The Company sells an extensive selection of jewelry and other merchandise at a wide range of retail price points that yield different gross profit margins. Additionally, the Company's geographic regions achieve different operating profit margins due to a variety of factors including product mix, store size and occupancy costs, labor costs, retail pricing and fixed versus variable expenses. If the Company's sales mix were to shift toward products or geographic regions that are significantly different than the Company's plans, it could have an effect, either positively or negatively, on its expected profitability.

(vii) Changes in costs of diamonds and precious metals or reduced supply availability may adversely affect the Company's ability to produce and sell products at desired profit margins.

Most of the Company's jewelry and non-jewelry offerings are made with diamonds, gemstones and/or precious metals. Acquiring diamonds is difficult because of limited supply and the Company may not be able to maintain a comprehensive selection of diamonds in each retail location due to the broad assortment of sizes, colors, clarity grades and cuts demanded by customers. A significant change in the costs or supply of these commodities could adversely affect the Company's business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial increase or decrease in the cost or supply of raw materials and/or high-quality rough and polished diamonds within the quality grades, colors and sizes that customers demand could affect, negatively or positively, customer demand, sales and gross profit margins. Additionally, should manufactured diamonds be offered in significant quantities and gain consumer acceptance, the supply of and prices for natural diamonds may be affected.

TIFFANY & CO.

If trade relationships between the Company and one or more of its significant vendors were disrupted, the Company's sales could be adversely affected in the short-term until alternative supply arrangements could be established.

(viii) Volatile global economic conditions may have a material adverse effect on the Company's liquidity and capital resources.

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

The Company, positioned as a luxury goods retailer, has established its retail presence in choice store locations. If the Company cannot secure and retain locations on suitable terms in prime and desired luxury shopping locations, its expansion plans, sales and earnings could be jeopardized.

In Japan, many of the TIFFANY & CO. stores are located in department stores generating 75% of the net sales in Japan and 10% of worldwide net sales in 2014. The Company also has TIFFANY & CO. stores located in department stores in other markets. Should one or more department store operators elect or be required to close one or more stores now housing a TIFFANY & CO. store, the Company's sales and earnings would be reduced while alternative premises were being obtained. The Company's commercial relationships with department stores, and their respective abilities to continue as leading department store operators, have been and will continue to affect the Company's business in Japan and the other markets.

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

Notwithstanding the general success of the Company's enforcement actions, such actions have not stopped the imitation and counterfeiting of the Company's merchandise or the infringement of the trademark, and counterfeit TIFFANY & CO. goods remain available in most markets. In recent years, there has been an increase in the availability of counterfeit goods, predominantly silver jewelry, on the Internet and in various markets by street vendors and small retailers. The continued sale of counterfeit merchandise could have an adverse effect on the TIFFANY & CO. brand by undermining the Company's reputation for quality goods and making such goods appear less desirable to consumers of luxury goods. Damage to the TIFFANY & CO. brand could result in lost sales and earnings.

(xi) The Company's business is dependent upon the distinctive appeal of the TIFFANY & CO. brand.

The TIFFANY & CO. brand's association with quality, luxury and exclusivity is integral to the success of the Company's business. The Company's expansion plans for retail and direct selling operations and merchandise development, production and management support the appeal of the TIFFANY & CO. brand. Consequently, poor maintenance, promotion and positioning of the TIFFANY & CO. brand, as well as

TIFFANY & CO.

market over-saturation, may adversely affect the business by diminishing the distinctive appeal of the TIFFANY & CO. brand and tarnishing its image. This could result in lower sales and earnings.

In addition, adverse publicity regarding TIFFANY & CO. products or in respect of the Company's third-party vendors or the diamond or jewelry industry, and any media coverage resulting therefrom, may harm the TIFFANY & CO. brand and reputation, cause a loss of consumer confidence in the TIFFANY & CO. brand and the industry, and negatively affect the Company's results of operations. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such incidents.

(xii) If diamond mining and exploration companies, to which the Company or its subsidiaries have provided financing, were to experience financial difficulties, those funds might not be recovered, which would reduce the Company's earnings and could result in losing access to the mine's output.

The Company and its subsidiaries may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase mining output. As of January 31, 2015, the carrying amount of receivables was $59,345,000 under these arrangements, of which more than $40,000,000 was related to one mining and exploration company. Mining operations are inherently risky, and often occur in regions subject to additional political, social and environmental risks, such as the resurgence of the Ebola virus in 2014 in certain regions of Africa. Given these risks, there is no assurance that the diamond mining and exploration companies under these arrangements will be able to meet their obligations to the Company. If a diamond mining or exploration company defaults under these financings, the Company would be required to take a period charge in respect of all or a portion of the financing, which would affect the Company's earnings. Additionally, the Company could lose access to the mine's output under the related supply agreements. The Company has experienced such situations in the past.

(xiii) A significant data security or privacy breach of the Company's information systems could affect its business.

The protection of customer, employee and company data is important to the Company, and the Company's customers and employees expect that their personal information will be adequately protected. In addition, the regulatory environment surrounding information security and privacy is becoming increasingly demanding, with evolving requirements in the various jurisdictions in which the Company does business. Although the Company has developed and implemented systems and processes that are designed to protect personal and Company information and prevent data loss and other security breaches, such measures cannot provide absolute security. Additionally, the Company’s increased use and reliance on web-based hosted (i.e., cloud computing) applications and systems for the storage, processing and transmission of information, including customer and employee information, could expose the Company, its employees and its customers to a risk of loss or misuse of such information. The Company’s efforts to protect personal and Company information may also be adversely impacted by data security or privacy breaches that occur at its third-party vendors. The Company cannot control these vendors and therefore cannot guarantee that a data security or privacy breach of their systems will not occur in the future. A significant breach of customer, employee or company data could damage the Company's reputation, its relationship with customers and the TIFFANY & CO. brand and could result in lost sales, sizable fines, significant breach-notification costs and lawsuits as well as adversely affect results of operations. The Company may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, or to comply with state, federal and international laws that may be enacted to address those threats.

TIFFANY & CO.

(xiv) Any material disruption of, or a failure to successfully implement or make changes to, information systems could negatively impact the Company's business.

The Company is increasingly dependent on its information systems to operate its business, including in designing, manufacturing, marketing and distributing its products, as well as processing transactions, managing inventory and accounting for and reporting its results. Given the complexity of the Company’s global business, it is critical that the Company maintain the uninterrupted operation of its information systems. Despite the Company’s preventative efforts, its information systems may be vulnerable to damage, disruption or shutdown due to power outages, computer and telecommunications failures, computer viruses, security breaches or natural disasters. Damage, disruption or shutdown of the Company’s information systems may require a systematic investment to fix or replace them, and the Company could suffer interruptions in its operations in the interim.

In addition, in the ordinary course of business, the Company regularly evaluates and makes changes and upgrades to its information systems. The Company has commenced a multi-year effort to evaluate and, where appropriate, to upgrade and/or replace certain of its information systems, including systems for global customer relationship management, order management and inventory management. These system changes and upgrades can require significant capital investments and dedication of resources. While the Company follows a disciplined methodology when evaluating and making such changes, there can be no assurances that the Company will successfully implement such changes, that such changes will occur without disruptions to its operations or that the new or upgraded systems will achieve the desired business objectives.

Any damage, disruption or shutdown of the Company's information systems, or the failure to successfully implement new or upgraded systems, such as those referenced above, could have a direct material adverse effect on the Company's results of operations and could also affect the Company's reputation, its relationship with customers and the TIFFANY & CO. brand, which could result in reduced sales and profitability.

(xv) The loss or a prolonged disruption in the operation of the Company's centralized distribution centers could adversely affect its business and operations.

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

(xvi) The loss or a prolonged disruption in the operation of the Company's internal manufacturing facilities could adversely affect its business and operations.

The Company's internal manufacturing facilities produce more than half of the merchandise sold by the Company. Any prolonged disruption to their operations would require the Company to seek alternate sources of production and could have a negative effect on inventory availability and sales until such sources are established.

(xvii) The Company is engaged in efforts to design, produce, market and distribute TIFFANY & CO. brand watches; however, there is no assurance that the Company will be able to effectively develop its new watch business or that such business will be successful.

The Company is proceeding with plans to design, produce, market and distribute TIFFANY & CO. brand watches through certain of its Swiss subsidiaries. Management expects to introduce new TIFFANY & CO. brand watches in April 2015. The effective development and growth of a watch business has required and

TIFFANY & CO.

will continue to require additional resources and involves risks and uncertainties, including: (i) upfront and ongoing expenditures; (ii) the need to employ highly specialized and experienced personnel; (iii) new regulatory requirements; (iv) dependence on relatively small supply partners; (v) production and distribution inefficiencies; and (vi) the need to efficiently integrate operations with the Company’s existing business models. In addition, as with any new business, the Company will be competing with businesses with stronger market positions and has invested and will continue to invest significant resources in marketing to build customer awareness and to establish product differentiation. Despite the Company's efforts, there is, however, no assurance that the Company will be able to effectively develop its new watch business or that such business will be successful in growing the Company's revenues or enhancing its profitability.

Item 1B. Unresolved Staff Comments.

NONE

Item 2. Properties.

The Company leases its various store premises (other than the New York Flagship store, which is owned by the Company) under arrangements that generally range from 3 to 10 years. The following table provides information on the number of locations and square footage of Company-operated TIFFANY & CO. stores as of January 31, 2015:

	Total Stores	Total Gross Retail Square Footage	Gross Retail Square Footage Range	Average Gross Retail Square Footage
Americas:
New York Flagship	1	45,500	45,500	45,500
Other stores	121	664,900	600 - 17,600	5,500
Asia-Pacific	73	186,800	400 - 12,800	2,600
Japan:
Tokyo Ginza	1	12,000	12,000	12,000
Other stores	55	139,200	900 - 7,500	2,500
Europe:
London Old Bond Street	1	22,400	22,400	22,400
Other stores	37	114,600	600 - 9,600	3,100
Emerging Markets	6	13,000	400 - 5,900	2,200
Total	295	1,198,400	400 - 45,500	4,100

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

TIFFANY & CO.

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

MANUFACTURING FACILITIES

The Company owns and operates jewelry manufacturing facilities in Cumberland, Rhode Island, Mount Vernon, New York, and Lexington, Kentucky, and leases jewelry manufacturing facilities in Pelham, New York and Thailand as well as a jewelry polishing facility in the Dominican Republic. Lease expiration dates range from 2016 to 2023. The owned and leased facilities total approximately 251,000 square feet.

The Company leases a facility in Belgium and owns facilities in Botswana, Cambodia, Mauritius, Namibia and Vietnam (although the land in Cambodia, Namibia and Vietnam is leased) that sort, cut and/or polish rough diamonds for use by Tiffany. These facilities total approximately 264,000 square feet and the lease expiration dates range from 2015 to 2062.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73,000,000 (or approximately $79,000,000 at January 31, 2015) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,100,000,000 at January 31, 2015) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for

TIFFANY & CO.

damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120,000,000 (or approximately $130,000,000 at January 31, 2015) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $584,000,000 at January 31, 2015) (calculated based on alleged future lost profits of the Tiffany Parties).

The Arbitration hearing was held in October 2012 before a three-member arbitral panel convened in the Netherlands pursuant to the Arbitration Rules of the Netherlands Arbitration Institute (the "Rules"), and the Arbitration record was completed in February 2013.

Under the terms of the Arbitration Award, and at the request of the Swatch Parties and the Tiffany Parties, the Agreements were deemed terminated. The Arbitration Award stated that the effective date of termination was March 1, 2013. Pursuant to the Arbitration Award, the Tiffany Parties were ordered to pay the Swatch Parties damages of CHF 402,737,000 (the "Arbitration Damages"), as well as interest from June 30, 2012 to the date of payment, two-thirds of the cost of the Arbitration and two-thirds of the Swatch Parties' legal fees, expenses and costs. These amounts were paid in full in January 2014.

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

On March 31, 2014, the Tiffany Parties took action in the District Court of Amsterdam to annul the Arbitration Award. Generally, arbitration awards are final; however, Dutch law does provide for limited grounds on which arbitral awards may be set aside. The Tiffany Parties petitioned to annul the Arbitration Award on these statutory grounds. These grounds include, for example, that the arbitral tribunal violated its mandate by changing the express terms of the Agreements.

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award is set aside. However, the Swatch Parties have the right to file an appeal of the District Court's decision, and the Arbitration Award may ultimately be upheld by the courts of the Netherlands. If the Swatch Parties assert their right to appeal, which expires on June 4, 2015, Registrant’s management expects that the annulment action will not be ultimately resolved for at least 18 months.

If the Arbitration Award is finally annulled, management anticipates that the claims and counterclaims that formed the basis of the Arbitration, and potentially additional claims and counterclaims, will be litigated in court proceedings between and among the Swatch Parties and the Tiffany Parties. The identity and location of the courts that would hear such actions have not been determined at this time. Management also anticipates that the Tiffany Parties would seek the return of the amounts paid by them under the Arbitration Award in court proceedings.

In any litigation regarding the claims and counterclaims that formed the basis of the arbitration, issues of liability and damages will be pled and determined without regard to the findings of the arbitral panel. As such, it is possible that the court could find that the Swatch Parties were in material breach of their

TIFFANY & CO.

obligations under the Agreements, that the Tiffany Parties were in material breach of their obligations under the Agreements or that neither the Swatch Parties nor the Tiffany Parties were in material breach. If the Swatch Parties’ claims of liability were accepted by the court, the damages award cannot be reasonably estimated at this time, but could exceed the Arbitration Damages and could have a material adverse effect on the Registrant’s consolidated financial statements or liquidity.

Although the District Court has issued a decision in favor of the Tiffany Parties, an amount will only be recorded for any return of amounts paid under the Arbitration Award when the District’s Court decision is final (i.e., after any right of appeal has been exhausted) and return of these amounts is deemed probable and collection is reasonably assured. As such, the Company has not recorded any amounts in its consolidated financial statements related to the District Court’s decision.

Additionally, management has not established any accrual in the Company's consolidated financial statements for the year ended January 31, 2015 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

Royalties payable to the Tiffany Parties by Watch Company under the Agreements were not significant in any year and watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2013 and 2012.

The Company is proceeding with plans to design, produce, market and distribute TIFFANY & CO. brand watches through certain of its Swiss subsidiaries. Management expects to introduce new TIFFANY & CO. brand watches in April 2015. The effective development and growth of this watch business has required and will continue to require additional resources and involves risks and uncertainties.

Other Matters. The Company is from time to time involved in routine litigation incidental to the conduct of its business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of patents and other intellectual property rights by the Company, litigation instituted by persons alleged to have been injured upon premises under the Company's control and litigation with present and former employees and customers. Although litigation with present and former employees is routine and incidental to the conduct of the Company's business, as well as for any business employing significant numbers of employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally-protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, the Company believes that all such litigation currently pending to which it is a party or to which its properties are subject will be resolved without any material adverse effect on the Company's financial position, earnings or cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

TIFFANY & CO.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In calculating the aggregate market value of the voting stock held by non-affiliates of the Company shown on the cover page of this Annual Report on Form 10-K, 992,442 shares of Common Stock beneficially owned by the executive officers and directors of the Company (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933.

Performance of Company Stock

The Registrant's Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for 2014 were:

	High	Low
First Quarter	$ 94.88	$ 80.38
Second Quarter	$ 103.38	$ 85.75
Third Quarter	$ 105.66	$ 85.69
Fourth Quarter	$ 110.60	$ 85.15

On March 16, 2015, the high and low selling prices quoted on such exchange were $86.86 and $85.38. On March 16, 2015, there were 15,241 holders of record of the Registrant's Common Stock.

In consolidated trading, the high and low selling prices per share for shares of such Common Stock for 2013 were:

	High	Low
First Quarter	$ 74.20	$ 61.42
Second Quarter	$ 81.25	$ 70.70
Third Quarter	$ 83.33	$ 73.63
Fourth Quarter	$ 93.64	$ 78.15

TIFFANY & CO.

The following graph compares changes in the cumulative total shareholder return on the Company’s stock for the previous five fiscal years to returns for the same five-year period on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Consumer Discretionary Index. Cumulative shareholder return is defined as changes in the closing price of the stock on the New York Stock Exchange, plus the reinvestment of any dividends paid on the stock.

Comparison of Cumulative Five Year Total Return
$300
$200
$100
$0
Tiffany & Co.
S&P 500 Index
S&P 500 Consumer Discretionary Index
1/31/10
1/31/11
1/31/12
1/31/13
1/31/14
1/31/15

Assumes an investment of $100 on January 31, 2010 in the Company's common stock and in each of the two indices. The reinvestment of any subsequent dividends is also assumed.

Total returns are based on market capitalization; indices are weighted at the beginning of each period for which a return is indicated.

Dividends

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

In 2014, a dividend of $0.34 per share of Common Stock was paid on April 10, 2014. On May 22, 2014, the Company announced a 12% increase in its regular quarterly dividend rate to a new rate of $0.38 per share of Common Stock which was paid on July 10, 2014, October 10, 2014 and January 12, 2015.

Issuer Purchases of Equity Securities

In March 2014, the Company's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $300,000,000 of its Common Stock through open market transactions. Purchases are executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The program will expire on March 31, 2017.

TIFFANY & CO.

The following table contains the Company's purchases of equity securities in the fourth quarter of 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1, 2014 to November 30, 2014	9,611	$ 94.64	9,611	$ 276,860,000
December 1, 2014 to December 31, 2014	—	—	—	$ 276,860,000
January 1, 2015 to January 31, 2015	43,753	$ 88.85	43,753	$ 272,972,000
TOTAL	53,364	$ 89.89	53,364	$ 272,972,000

TIFFANY & CO.

Item 6. Selected Financial Data.

The following table sets forth selected financial data, certain of which have been derived from the Company's consolidated financial statements for fiscal years 2010-2014, which ended on January 31 of the following calendar year:

(in thousands, except per share amounts, percentages, ratios, stores and employees)	2014 [a]	2013 [b]	2012	2011 [c]	2010 [d]
EARNINGS DATA
Net sales	$4,249,913	$4,031,130	$3,794,249	$3,642,937	$3,085,290
Gross profit	2,537,175	2,340,443	2,163,284	2,151,154	1,822,278
Selling, general & administrative expenses	1,645,746	1,555,903	1,466,067	1,442,728	1,227,497
Net earnings	484,179	181,369	416,157	439,190	368,403
Net earnings per diluted share	3.73	1.41	3.25	3.40	2.87
Weighted-average number of diluted common shares	129,918	128,867	127,934	129,083	128,406
BALANCE SHEET AND CASH FLOW DATA
Total assets	$5,180,603	$4,752,351	$4,630,850	$4,158,992	$3,735,669
Cash and cash equivalents	729,957	345,778	504,838	433,954	681,591
Inventories, net	2,362,112	2,326,580	2,234,334	2,073,212	1,625,302
Short-term borrowings and long-term debt (including current portion)	1,116,548	1,003,519	959,272	712,147	688,240
Stockholders' equity	2,850,671	2,733,968	2,611,318	2,348,905	2,177,475
Working capital	2,953,354	2,531,648	2,564,997	2,262,998	2,204,632
Cash flows from operating activities	615,117	154,652	328,290	210,606	298,925
Capital expenditures	247,394	221,452	219,530	239,443	127,002
Stockholders' equity per share	22.04	21.31	20.57	18.54	17.15
Cash dividends paid per share	1.48	1.34	1.25	1.12	0.95
RATIO ANALYSIS AND OTHER DATA
As a percentage of net sales:
Gross profit	59.7%	58.1%	57.0%	59.0%	59.1%
Selling, general & administrative expenses	38.7%	38.6%	38.6%	39.6%	39.8%
Net earnings	11.4%	4.5%	11.0%	12.1%	11.9%
Capital expenditures	5.8%	5.5%	5.8%	6.6%	4.1%
Return on average assets	9.7%	3.9%	9.5%	11.1%	10.2%
Return on average stockholders' equity	17.3%	6.8%	16.8%	19.4%	18.1%
Total debt-to-equity ratio	39.2%	36.7%	36.7%	30.3%	31.6%
Dividends as a percentage of net earnings	39.5%	93.9%	38.1%	32.5%	32.7%
Company-operated TIFFANY & CO. stores	295	289	275	247	233
Number of employees	12,000	10,600	9,900	9,800	9,200

TIFFANY & CO.

NOTES TO SELECTED FINANCIAL DATA

a.
Financial information and ratios for 2014 include $93,779,000 of net pre-tax expense ($60,956,000 net after tax expense, or $0.47 per diluted share) associated with the redemption of $400,000,000 in aggregate principal amount of certain senior notes prior to their scheduled maturities. See "Item 8. Financial Statements and Supplementary Data - Note G - Debt" for additional information.

b.	Financial information and ratios for 2013 include the following amounts, totaling $482,101,000 of net pre-tax expense ($299,188,000 net after-tax expense, or $2.32 per diluted share):

•
$480,211,000 pre-tax expense associated with the Swatch arbitration award and $7,489,000 pre-tax income associated with a foreign currency transaction gain on this expense. See "Item 8. Financial Statements and Supplementary Data - Note J - Commitments and Contingencies" for additional information regarding the arbitration proceeding; and

•
$9,379,000 pre-tax expense associated with severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

c.
Financial information and ratios for 2011 include $42,719,000 of net pre-tax expense ($25,994,000 net after-tax expense, or $0.20 per diluted share) associated with the relocation of Tiffany's New York headquarters staff to a single location. This expense is primarily related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income as well as the acceleration of the useful lives of certain property and equipment, incremental rent during the transition period and lease termination payments.

d.	Financial information and ratios for 2010 include the following amounts, totaling $17,635,000 of net pre-tax expense ($7,672,000 net after-tax expense, or $0.06 per diluted share):

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

The Brand is the single most important asset of Tiffany and, indirectly, of the Company. Management intends to continue to invest in marketing and public relations programs designed to build awareness of the Brand, its heritage and its products with both new and existing customers, as well as to enhance the Brand’s association among consumers with quality and luxury. Management plans to continue to monitor these efforts and the strength of the Brand through market research.

•	To maintain an active product development program.

The Company continues to invest in product development in order to introduce new design collections and extensions of existing collections that are designed to appeal to the Company’s existing customer base as well as to new customers. The Company is also investing in the watch category, which it deems appropriate for the Brand and which presents incremental growth opportunities.

•	To enhance the customer experience with superior customer service and through engaging store environments.

To ensure a superior shopping experience, the Company employs highly-qualified sales and customer service professionals, focuses on enhancing sales and product training programs, and is investing in enhancing its information systems for customer relationship management. The Company also focuses on enhancing the design of its stores, as well as the creative visual presentation of its merchandise, to provide an engaging luxury experience in both its new and existing stores.

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

The Company's diamond processing operations purchase, sort, cut and/or polish rough diamonds for use in merchandise. The Company intends to continue to seek additional sources of diamonds

TIFFANY & CO.

which, combined with continued focus on its internal manufacturing operations, are designed to secure adequate product supplies and favorable product costs.

Through the efforts above, management is committed to the following long-term financial objectives:

•	To increase store productivity.

Management is committed to growing sales per square foot by increasing both consumer traffic and the percentage of store visitors who make a purchase. In addition, the Company is increasing, through store renovations, the percentage of selling space in some of its stores, which is intended to contribute to higher store productivity.

•	To achieve improved operating margins.

Management's long-term objective is to improve operating margin through gross margin improvement, which includes controlling product input costs, realizing greater efficiencies in its product supply chain and adjusting retail prices when appropriate. Additionally, management is focused on enhancing productivity by controlling selling, general and administrative expenses and generating sales leverage on fixed costs. These efforts are intended to generate a higher rate of operating earnings growth relative to sales growth.

•	To improve asset productivity and cash flow.

Management's long-term objective is to maintain inventory growth at a rate less than sales growth, with greater focus on efficiencies in product sourcing and manufacturing as well as optimizing store inventory levels, all of which is intended to contribute to improvements in cash flow and return on assets.

•	To maintain a capital structure that provides financial strength and flexibility to pursue strategic initiatives and allows for the return of excess capital to shareholders.

2014 SUMMARY

•	Worldwide net sales increased 5% to $4,249,913,000. However, the Company experienced a 1% sales decline in the fourth quarter primarily due to softness in the Americas region.

•	On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales in 2014 increased 7% due to sales growth in all regions, and comparable store sales increased 4%.

•	The Company added a net of 6 TIFFANY & CO. stores (opening three in the Americas, two in Japan and one each in Asia-Pacific, Europe and the Emerging Markets while closing two in the Americas).

•	The Company continued to introduce new product designs highlighted by the TIFFANY T collection.

•
Earnings from operations as a percentage of net sales ("operating margin") improved 13.5 percentage points. However, excluding certain expenses in 2013 (see "Non-GAAP Measures" below), operating margin improved 1.3 percentage points due to an increase in gross margin.

TIFFANY & CO.

•
Net earnings were $484,179,000, or $3.73 per diluted share. Excluding certain expenses recorded in 2014 and 2013 (see "Non-GAAP Measures" below), net earnings increased 13% to $545,135,000, or $4.20 per diluted share.

•	The Board of Directors approved a 12% increase in the quarterly dividend rate to $0.38 per share of the Company's Common Stock, or an annual dividend rate of $1.52 per share.

•	Free cash flow (see "Non-GAAP Measures" below) was an inflow of $367,723,000 in 2014, compared with an outflow of $66,800,000 in 2013 which was entirely due to the arbitration award payment.

•	Growth in inventories, net of 2%, or 6% when excluding the effect of foreign currency translation, was less than the rate of sales growth.

•
The Company issued $550,000,000 of senior notes and used the net proceeds primarily to redeem $400,000,000 in aggregate principal amount of existing senior notes. As a result of such issuances and redemptions, the Company's average interest rate on its outstanding long-term debt was reduced and long-term debt maturities were extended. Additionally, the Company entered into new credit facilities with greater borrowing capacities replacing certain previous credit facilities.

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

	2014			2013
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	5%	(2)%	7%	6%	(4)%	10%
Americas	6	—	6	5	—	5
Asia-Pacific	9	(1)	10	17	(1)	18
Japan	(4)	(8)	4	(9)	(20)	11
Europe	6	—	6	9	2	7
Other	26	—	26	53	—	53

Comparable Store Sales:
Worldwide	2%	(2)%	4%	3%	(3)%	6%
Americas	5	(1)	6	3	—	3
Asia-Pacific	3	(1)	4	10	(1)	11
Japan	(7)	(8)	1	(10)	(20)	10
Europe	(1)	—	(1)	6	2	4
Other	8	—	8	14	—	14

Statements of Earnings. Internally, management monitors and measures its earnings performance excluding certain items listed below. Management believes excluding such items presents the Company's results on a more comparable basis to the corresponding period in the prior year, thereby providing investors with an additional perspective to analyze the results of operations of the Company. The following tables reconcile certain GAAP amounts to non-GAAP amounts:

(in thousands, except per share amounts)	GAAP	Debt extinguishment [a] increase/(decrease)	Non-GAAP
Year Ended January 31, 2015
Loss on extinguishment of debt	$93,779	$(93,779)	$—
Provision for income taxes	253,358	32,823	286,181
Net earnings	484,179	60,956	545,135
Diluted earnings per share	3.73	0.47	4.20

[a]	Expenses associated with the redemption of $400,000,000 in aggregate principal amount of certain senior notes prior to their scheduled maturities (see "Loss on Extinguishment of Debt" below).

TIFFANY & CO.

(in thousands, except per share amounts)	GAAP	Arbitration award [b] increase/ (decrease)	Specific cost-reduction initiatives [c] (decrease)/increase	Non-GAAP
Year Ended January 31, 2014
Selling, general and administrative expenses	$1,555,903	$—	$(9,379)	$1,546,524
Earnings from operations	304,329	480,211	9,379	793,919
As a % of sales	7.5%			19.7%
Other income, net	13,191	(7,489)	—	5,702
Provision for income taxes	73,497	179,319	3,594	256,410
Effective tax rate	28.8%			34.8%
Net earnings	181,369	293,403	5,785	480,557
As a % of sales	4.5%			11.9%
Diluted earnings per share	1.41	2.28	0.04	3.73

[b]
Amounts associated with the award issued in arbitration between the Swatch Group Ltd. and the Company. See "Item 8. Financial Statements and Supplementary Data - Note J - Commitments and Contingencies" for further information.

[c]
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

	Years Ended January 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$615,117	$154,652
Less: Capital expenditures	(247,394)	(221,452)
Free cash inflow (outflow)	$367,723	$(66,800)

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

TIFFANY & CO.

Net Sales

In 2014, worldwide net sales increased $218,783,000, or 5%, due to growth in most regions. By product category, the fashion jewelry category increased $137,039,000, or 8% (reflecting growth in gold jewelry); the engagement jewelry & wedding bands category increased $62,875,000, or 5% (reflecting growth in solitaire diamond rings and wedding bands); and the statement, fine & solitaire jewelry category increased $13,351,000, or 1%.

In 2013, worldwide net sales increased $236,881,000, or 6%, due to growth in most regions. By product category, the statement, fine & solitaire jewelry category increased $167,707,000, or 22% (reflecting growth throughout the category, along with growing demand for colored diamonds and other gemstones); the engagement jewelry & wedding bands category increased $49,469,000, or 4% (reflecting growth in solitaire diamond rings); and the fashion jewelry category increased $36,546,000, or 2% (primarily due to sales growth of gold jewelry). Certain reclassifications were made to these categories to conform with management's current internal analysis of product sales.
Net sales by segment were as follows:

(in thousands)	2014	2013	2012	2014 vs. 2013 % Change	2013 vs. 2012 % Change
Americas	$2,033,453	$1,926,864	$1,839,969	6%	5%
Asia-Pacific	1,025,169	944,676	810,420	9	17
Japan	554,258	578,571	639,185	(4)	(9)
Europe	497,287	469,784	432,167	6	9
Other	139,746	111,235	72,508	26	53
	$4,249,913	$4,031,130	$3,794,249	5%	6%

Americas. Americas currently includes sales in 122 Company-operated TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain of those markets through business-to-business, Internet, catalog and wholesale operations. Americas represented 48% of worldwide net sales in 2014, 2013 and 2012, while sales in the U.S. represented 88%, 88% and 89% of net sales in the Americas in those same periods.

In 2014, total sales increased $106,589,000, or 6%, due to an 11% increase in the average price per jewelry unit sold, which management attributes to price increases and a shift in sales mix toward higher-priced products. A 5% decline in the number of jewelry units sold was entirely due to soft demand for entry-level price point silver jewelry. Included in the $106,589,000 increase is an $80,856,000, or 5%, increase in comparable store sales due to geographically broad-based growth across most of the region and a $27,824,000 increase in non-comparable store sales. On a constant-exchange-rate basis, both total sales and comparable store sales increased 6%.

In 2013, total sales increased $86,895,000, or 5%, due to a 10% increase in the average price per jewelry unit sold partly offset by a 4% decline in the number of jewelry units sold. Management attributes the increase in average price primarily to a shift in sales mix toward higher-priced products and the decrease in unit volume primarily to soft demand for entry-level price point silver jewelry. Included in the $86,895,000 increase is a $43,393,000, or 3%, increase in comparable store sales led by growth in New York Flagship store sales as well as modest growth in branch store sales and a $46,563,000 increase in non-comparable store sales. On a constant-exchange-rate basis, total sales increased 5%, and comparable store sales increased 3%.

Asia-Pacific. Asia-Pacific currently includes sales in 73 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations. Asia-

TIFFANY & CO.

Pacific represented 24%, 23% and 21% of worldwide net sales in 2014, 2013 and 2012. Sales in Greater China represented more than half of Asia-Pacific's net sales in those same periods.

In 2014, total sales increased $80,493,000, or 9%, due to a 5% increase in the average price per jewelry unit sold as well as a 4% increase in the number of jewelry units sold. Management attributes the increase in the average price to price increases and a shift in sales mix toward higher-priced products. The increase in the number of jewelry units sold reflected growth in all product categories. Included in the $80,493,000 increase is a $39,705,000 increase in non-comparable store sales, a $23,959,000, or 3%, increase in comparable store sales and a $17,373,000 increase in wholesale sales of TIFFANY & CO. merchandise to independent distributors. On a constant-exchange-rate basis, total sales increased 10% and comparable store sales increased 4% due to growth in most markets.

In 2013, total sales increased $134,256,000, or 17%, due to an 11% increase in the number of jewelry units sold and a 6% increase in the average price per jewelry unit sold. The increase in the number of jewelry units sold reflected growth in all product categories. Management attributes the increase in average price primarily to a shift in sales mix toward higher-priced products. Included in the $134,256,000 increase is a $74,818,000, or 10%, increase in comparable store sales, a $44,519,000 increase in non-comparable store sales and a $15,232,000 increase in sales of TIFFANY & CO. merchandise to independent distributors. On a constant-exchange-rate basis, total sales increased 18% and comparable store sales increased 11% due to geographically broad-based sales growth across the region.

Japan. Japan currently includes sales in 56 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations. Japan represented 13%, 14% and 17% of worldwide net sales in 2014, 2013 and 2012.

In 2014, total sales decreased $24,313,000, or 4%, and comparable store sales decreased $35,173,000, or 7%, due to currency translation. On a constant-exchange-rate basis, total sales increased 4% due to a 9% increase in the average price per jewelry unit sold partly offset by a 5% decrease in the number of jewelry units sold due to decreases in all categories. Management attributes the increase in average price to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category. Comparable store sales on a constant-exchange-rate basis increased 1%. The overall sales performance reflected significant sales growth in the first quarter prior to an increase in the consumption tax in April 2014, offset by softness in sales in the remaining quarters.

In 2013, total sales decreased $60,614,000, or 9%, and comparable store sales decreased $57,525,000, or 10%, due to currency translation. On a constant-exchange-rate basis, total sales increased 11% primarily due to a 16% increase in the average price per jewelry unit sold partly offset by a 5% decrease in the number of jewelry units sold. Management attributes the increase in average price primarily to a shift in sales mix toward higher-priced products and the decrease in the number of jewelry units sold to reduced fashion jewelry unit sales. Comparable store sales on a constant-exchange-rate basis increased 10%.

Europe. Europe currently includes sales in 38 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through the Internet. Europe represented 12%, 12% and 11% of worldwide net sales in 2014, 2013 and 2012. Sales in the United Kingdom ("U.K.") represent more than 40% of European net sales.

In 2014, total sales increased $27,503,000, or 6%, due to a 3% increase in both the number of jewelry units sold and in the average price per jewelry unit sold. Management attributes the increase in the number of jewelry units sold to fashion jewelry and the increase in average price to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category. Included in the $27,503,000 increase is a $26,994,000 increase in non-comparable store sales. On a constant-

TIFFANY & CO.

exchange-rate basis, total sales increased 6% due to strength in continental Europe and comparable store sales decreased 1%.

In 2013, total sales increased $37,617,000, or 9%, due to a 5% increase in the number of jewelry units sold and a 4% increase in the average price per jewelry unit sold. Management attributes the increase in the number of jewelry units sold to fashion jewelry and the increase in average price primarily to sales of higher priced merchandise across all product categories. Included in the $37,617,000 increase is a $21,653,000, or 6%, increase in comparable store sales, a $10,927,000 increase in non-comparable store sales, and a $5,047,000 increase in Internet sales. On a constant-exchange-rate basis, total sales increased 7% and comparable store sales increased 4% reflecting growth in most countries.

Other. Other consists of all non-reportable segments. Other includes the Emerging Markets region, which consists of retail sales in five TIFFANY & CO. stores in the U.A.E. and, beginning in February 2014, one TIFFANY & CO. store in Russia, and wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and, through January 2014, in Russia). In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs as well as earnings received from third-party licensing agreements.

In 2014, total sales increased $28,511,000, or 26%, primarily due to retail sales growth in the Emerging Markets region of $20,443,000, reflecting the opening of the first Company-operated TIFFANY & CO. store in Russia and comparable store sales growth of 8%. The remainder of the increase was primarily related to higher wholesale sales of diamonds. In 2013, total sales increased $38,727,000, or 53%, primarily due to retail sales growth in the U.A.E., as well as higher wholesale sales of rough diamonds. Comparable store sales of five TIFFANY & CO. stores in the U.A.E. increased 14% in 2013.

Store Data. In 2014, the Company added a net of 6 stores: three in the Americas (two in the U.S. and one in Mexico), two in Japan, one in Asia-Pacific (in Australia), one in Europe (in France) and one in the Emerging Markets (in Russia) while closing two stores in the Americas.

In 2013, the Company added a net of 14 stores: six in the Americas (three in the U.S., one each in Canada, Mexico and Brazil), seven in Asia-Pacific (four in China, two in Taiwan and one in Hong Kong) and three in Europe (two in Italy and one in Germany) while closing one store each in Asia-Pacific and in Japan.

Sales per gross square foot generated by all company-operated stores were approximately $3,100 in 2014, $3,100 in 2013 and $3,000 in 2012.

Gross Margin

	2014	2013	2012
Gross profit as a percentage of net sales	59.7%	58.1%	57.0%

Gross margin (gross profit as a percentage of net sales) increased by 1.6 percentage points in 2014 largely benefiting from favorable product input costs and price increases, and, to some extent, a shift in mix to higher-margin products, especially in the fashion jewelry category.

Gross margin increased by 1.1 percentage points in 2013 primarily benefiting from reduced product cost pressures and price increases taken in the first half of the year. A continued shift in sales mix toward higher-priced, lower-margin products offset a portion of these benefits.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its

TIFFANY & CO.

long-term strategy is to continue that approach. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 8. Financial Statements and Supplementary Data – Note H - Hedging Instruments"). Management increased retail prices in both 2014 and 2013 across all geographic regions and product categories.

Selling, General and Administrative Expenses

	2014	2013	2012
SG&A expenses as a percentage of net sales	38.7%	38.6%	38.6%
SG&A expenses increased $89,843,000, or 6%, in 2014 and $89,836,000, or 6%, in 2013. SG&A expenses in those years are not comparable due to the inclusion of certain expenses associated with specific cost-reduction initiatives in 2013. See "Non-GAAP Measures" for further details.

Excluding the 2013 items noted in "Non-GAAP Measures", SG&A expenses in 2014 increased $99,222,000, or 6%, largely reflecting increased marketing expenses of $30,484,000, increased fixed labor costs of $26,019,000 (primarily increased store-related labor costs) and increased store occupancy and depreciation expenses of $22,551,000 (related to new and existing stores).

Excluding the 2013 items noted in "Non-GAAP Measures", SG&A expenses in 2013 increased $80,457,000, or 5%, primarily due to increased fixed and variable labor costs (such as sales commissions and incentive compensation) of $34,628,000 and increased store occupancy and depreciation expenses of $32,577,000 (related to new and existing stores). In 2013, changes in foreign currency exchange rates had the effect of decreasing SG&A expenses by 3%.

SG&A expenses as a percentage of net sales, excluding the items noted in "Non-GAAP Measures", would have been 38.4% in 2013.

The Company's SG&A expenses are largely fixed in nature. Variable costs (which include items such as variable store rent, sales commissions and fees paid to credit card companies) represent approximately one-fifth of total SG&A expenses.

Arbitration Award Expense

In the fourth quarter of 2013, the Company recorded a charge of $480,211,000, related to the adverse arbitration ruling between The Swatch Group Ltd. and the Company, which includes the damages, interest and other costs associated with the ruling. See "Item 8. Financial Statements and Supplementary Data - Note J - Commitments and Contingencies" for additional information.

Earnings from Operations

Earnings from operations increased 193% in 2014 and decreased 56% in 2013 primarily due to the impact of the Arbitration Award. Operating margin increased 13.5 percentage points in 2014 and decreased 10.9 percentage points in 2013.

Excluding other operating expenses in 2013 (see below), earnings from operations increased 12% and 14% in 2014 and 2013, and operating margin improved 1.3 percentage points in 2014 (due to an increase in gross margin) and 1.3 percentage points in 2013 (primarily due to an increase in gross margin as well as sales leverage on operating expenses).

TIFFANY & CO.

Results by segment are as follows:

(in thousands)	2014	% of Net Sales	2013	% of Net Sales	2012	% of Net Sales
Earnings (losses) from operations*:
Americas	$435,507	21.4%	$374,342	19.4%	$345,917	18.8%
Asia-Pacific	281,586	27.5	244,142	25.8	188,510	23.3
Japan	195,985	35.4	215,582	37.3	204,510	32.0
Europe	107,806	21.7	101,153	21.5	90,955	21.0
Other	7,610	5.4	(649)	(0.6)	(6,254)	(8.6)
	1,028,494		934,570		823,638
Unallocated corporate expenses	(137,065)	(3.2)%	(140,651)	(3.5)%	(126,421)	(3.3)%
Earnings from operations before other operating expenses	891,429	21.0%	793,919	19.7%	697,217	18.4%
Other operating expenses	—		(489,590)		—
Earnings from operations	$891,429	21.0%	$304,329	7.5%	$697,217	18.4%

*	Percentages represent earnings (losses) from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings (losses) from operations to each segment's net sales in 2014 compared with 2013 was as follows:

•	Americas – the ratio increased 2.0 percentage points resulting from an improvement in gross margin;

•	Asia-Pacific – the ratio increased 1.7 percentage points primarily due to an improvement in gross margin partly offset by increased spending for new and existing stores;

•
Japan – the ratio decreased 1.9 percentage points due to a decrease in gross margin (primarily resulting from a reduced benefit from the Company's ongoing program to utilize Yen forward contracts for a portion of forecasted merchandise purchases);

•	Europe – the ratio increased 0.2 percentage point due to an improvement in gross margin partly offset by increased spending for new and existing stores; and

•
Other – the ratio increased 6.0 percentage points due to an improvement in the performance of retail operations in the Emerging Markets region and lower charges associated with the write-down of wholesale diamond inventory deemed not suitable for the Company's needs.

On a segment basis, the ratio of earnings (losses) from operations to each segment's net sales in 2013 compared with 2012 was as follows:

•	Americas – the ratio increased 0.6 percentage point resulting from an improvement in gross margin as well as sales leveraging of operating expenses;

•	Asia-Pacific – the ratio increased 2.5 percentage points primarily due to an improvement in gross margin as well as sales leveraging of operating expenses;

•
Japan – the ratio increased 5.3 percentage points primarily due to an improvement in gross margin (which includes a benefit from the Company's ongoing program to utilize forward contracts for a portion of forecasted merchandise purchases) as well as sales leveraging of operating expenses;

TIFFANY & CO.

•	Europe – the ratio increased 0.5 percentage point due to an improvement in gross margin partly offset by increased store-related operating expenses; and

•
Other – the ratio improved 8.0 percentage points due to improvement in the performance of retail operations in the Emerging Markets region partly offset by charges associated with the valuation of wholesale diamonds not suitable for the Company's needs.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses decreased by $3,586,000 in 2014. Such expenses increased by $14,230,000 in 2013 primarily due to increases in management incentive and stock-based compensation.

Other operating expenses in 2013 represent $480,211,000 of expenses associated with the adverse arbitration ruling between the Swatch Group Ltd. and the Company and $9,379,000 of expenses associated with specific cost-reduction initiatives. See "Item 8. Financial Statements and Supplementary Data - Note J - Commitments and Contingencies."

Interest Expense and Financing Costs

Interest expense and financing costs increased $249,000, or less than 1%, in 2014. Such expenses increased $3,585,000, or 6%, in 2013, primarily due to increased borrowings.

Other Income, Net

Other income, net includes interest income, gains/losses on investment activities and foreign currency transactions. Other income, net decreased $10,401,000, or 79%, in 2014, and increased $7,763,000, or 143%, in 2013. However, when excluding $7,489,000 of foreign currency transaction gains related to the Arbitration Award expense recorded in 2013, other income, net declined $2,912,000 in 2014 primarily due to other foreign currency transaction losses but increased $274,000 in 2013. See "Item 8. Financial Statements and Supplementary Data - Note J - Commitments and Contingencies" and "Non-GAAP Measures" for further information.

Loss on Extinguishment of Debt

In 2014, the Company recorded a loss on extinguishment of debt of $93,779,000 associated with the redemption of all of the aggregate principal amount outstanding of the Company's (i) $100,000,000 principal amount of 9.05% Series A Senior Notes due December 23, 2015; (ii) $125,000,000 principal amount of 10.0% Series A-2009 Senior Notes due February 13, 2017; (iii) $50,000,000 principal amount of 10.0% Series A Senior Notes due April 9, 2018; and (iv) $125,000,000 principal amount of 10.0% Series B-2009 Senior Notes due February 13, 2019 (collectively, the "Private Placement Notes") prior to maturity in accordance with the respective note purchase agreements governing each series of Private Placement Notes, which included provisions for make-whole payments in the event of early repayment.

Provision for Income Taxes

The effective income tax rate was 34.4% in 2014 compared with 28.8% in 2013 and 35.3% in 2012. In 2013, the effective income tax rate would have been 34.8% when excluding the effects of certain expenses noted in "Non-GAAP Measures".

TIFFANY & CO.

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

As of January 31, 2015, the Company’s cash and cash equivalents totaled $729,957,000, of which approximately one-third was held in locations outside the U.S. where the Company has the intention to indefinitely reinvest any undistributed earnings to support its continued expansion and investments outside of the U.S. Such cash balances are not available to fund U.S. cash requirements unless the Company were to decide to repatriate such funds and incur applicable income tax charges. The Company has sufficient sources of cash in the U.S. to fund its U.S. operations without the need to repatriate any of those funds held outside the U.S.

The following table summarizes cash flows from operating, investing and financing activities:

(in thousands)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$615,117	$154,652	$328,290
Investing activities	(216,989)	(246,781)	(331,146)
Financing activities	(23,375)	(65,426)	71,446
Effect of exchange rates on cash and cash equivalents	9,426	(1,505)	2,294
Net increase (decrease) in cash and cash equivalents	$384,179	$(159,060)	$70,884

Operating Activities

The Company had a net cash inflow from operating activities of $615,117,000 in 2014, $154,652,000 in 2013 and $328,290,000 in 2012. The change from 2013 to 2014 was primarily due to the improvement in operating performance and the timing of income tax payments and other payables. The change from 2012 to 2013 was impacted by the payment of the Arbitration Award (see "Item 8. Financial Statements and Supplementary Data - Note J - Commitments and Contingencies"), a decelerated rate of inventory growth and the timing of income tax payments.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2,953,354,000 and 5.5 at January 31, 2015 compared with $2,531,648,000 and 4.6 at January 31, 2014.

Accounts receivable, less allowances at January 31, 2015 were 3% higher than at January 31, 2014 due to sales growth. When excluding the effect of foreign currency translation, primarily from the weaker Japanese yen, accounts receivable, less allowances would have been 10% higher than January 31, 2014. On a 12-month rolling basis, accounts receivable turnover was 21 times in 2014 and 22 times in 2013.

Inventories, net at January 31, 2015 were 2% higher than at January 31, 2014. Finished goods inventories rose 4% to support new store openings and expanded product assortments, while combined raw material and work-in-process inventories decreased 2%. Net inventories rose 6% from January 31, 2014 when excluding the effect of foreign currency translation.

TIFFANY & CO.

Investing Activities

The Company had a net cash outflow from investing activities of $216,989,000 in 2014, $246,781,000 in 2013 and $331,146,000 in 2012. The decreased outflow in 2014 was due to net proceeds received from the sale of marketable securities and short term investments partly offset by increased capital expenditures. The increased outflow in 2012 was primarily due to payments of $82,664,000 to acquire intangible assets as well as a $25,000,000 payment related to an acquisition.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net proceeds received from the sale of marketable securities and short-term investments of $15,245,000 during 2014, net purchases of investments in marketable securities and short-term investments of $23,460,000 during 2013 and net proceeds received from the sale of marketable securities of $4,063,000 during 2012.

Capital Expenditures. Capital expenditures are typically related to the opening, renovation and/or relocation of stores (which represented approximately half of capital expenditures in 2014, 2013 and 2012), distribution and manufacturing facilities and ongoing investments in information technology. Capital expenditures were $247,394,000 in 2014, $221,452,000 in 2013 and $219,530,000 in 2012, representing 6%, 5% and 6% of net sales in those respective years. The increase in 2014 reflected incremental spending for information technology systems and internal manufacturing capacity.

Notes Receivable Funded. The Company has extended loans to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. The Company loaned $3,050,000 and $8,015,000 in 2013 and 2012 to various companies.

Proceeds from Notes Receivable Funded. In 2014 and 2013, the Company received $15,160,000 and $1,181,000 of repayments associated with loans extended to diamond mining and exploration companies discussed in Notes Receivable Funded above.

Payments to acquire intangible assets. In 2012, the Company made a $47,059,000 payment in connection with maintaining an exclusive license for Peretti-designed jewelry and products. The Company also made a $35,605,000 payment to secure a prime retail location in Europe.

Payment for acquisition. In 2012, the Company made a $25,000,000 payment related to the acquisition of net assets associated with the five existing independently-operated TIFFANY & CO. stores located in the U.A.E.

Financing Activities

The Company had net cash outflows from financing activities of $23,375,000 in 2014 and $65,426,000 in 2013 compared with an inflow of $71,446,000 in 2012. Year-over-year changes in cash flows from financing activities are largely driven by borrowings. Additionally, the Company resumed repurchasing its Common Stock in 2014 under a new share repurchase program after it did not repurchase any of its Common Stock in 2013.

TIFFANY & CO.

Recent Borrowings. The Company had net proceeds from short-term and long-term borrowings as follows:

(in thousands)	2014	2013	2012
Short-term borrowings:
(Repayments of) proceeds from credit facility borrowings, net	$(12,454)	$49,883	$47,278
Proceeds from other credit facility borrowings	19,803	89,806	40,298
Repayments of other credit facility borrowings	(3,412)	(69,737)	(361)
Net proceeds from short-term borrowings	3,937	69,952	87,215
Long-term borrowings:
Proceeds from issuances	548,037	—	250,000
Repayments	(400,000)	—	(60,000)
Net proceeds from long-term borrowings	148,037	—	190,000
Net proceeds from total borrowings	151,974	69,952	277,215
Payments of debt extinguishment costs (included in operating activities)	(93,378)	—	—
Net proceeds	$58,596	$69,952	$277,215

Credit Facilities. In October 2014, Tiffany & Co. entered into a four-year $375,000,000 and a five-year $375,000,000 multi-bank, multi-currency, committed unsecured revolving credit facility, including letter of credit subfacilities (collectively, the "New Credit Facilities"), resulting in a total borrowing capacity of $750,000,000. The New Credit Facilities replaced the previously existing $275,000,000 three-year unsecured revolving credit facility and $275,000,000 five-year unsecured revolving credit facility, which were terminated and repaid concurrently with Tiffany & Co.'s entry into the New Credit Facilities. See "Item 8. Financial Statements and Supplementary Data - Note G - Debt" for additional information.

Other Credit Facilities. In July 2013, Tiffany & Co.'s wholly-owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 930,000,000 ($148,879,000 at January 31, 2015). The Tiffany-Shanghai Credit Agreement is available for Tiffany-Shanghai's general working capital requirements, which included repayment of a portion of the indebtedness under Tiffany-Shanghai's existing bank loan facilities. The six lenders that are party to the Tiffany-Shanghai Credit Agreement will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China. The Tiffany-Shanghai Credit Agreement matures in July 2016. See "Item 8. Financial Statements and Supplementary Data - Note G - Debt" for additional information.

Under all of the Company's credit facilities, there were $234,013,000 of borrowings, $5,671,000 of letters of credit issued but not outstanding and $772,155,000 available for borrowing at January 31, 2015. The weighted-average interest rate for the amount outstanding at January 31, 2015 was 3.28% compared with 3.37% at January 31, 2014.

Senior Notes. In September 2014, Tiffany & Co. issued $250,000,000 aggregate principal amount of 3.80% Senior Notes due 2024 (the "2024 Notes") and $300,000,000 aggregate principal amount of 4.90% Senior Notes due 2044 (the "2044 Notes" and, together with the 2024 Notes, the "Senior Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Senior Notes were issued at a discount with aggregate net proceeds of $548,037,000 (with an effective yield of 3.836% for the 2024 Notes and an effective yield of 4.926% for the 2044 Notes). Tiffany & Co. used the net proceeds from the issuance of the Senior Notes to redeem $400,000,000 in aggregate principal amount of long-term debt prior to their scheduled maturities which

TIFFANY & CO.

ranged from 2015 to 2019 and paid $93,378,000 of debt extinguishment costs associated with the redemption. The Company used the remaining net proceeds from the sale of the Senior Notes for general corporate purposes. See "Item 8. Financial Statements and Supplementary Data - Note G - Debt" for additional information.

In 2012, Tiffany & Co. issued $250,000,000 of long-term debt due 2042 at an interest rate of 4.40%. Proceeds were used to repay $60,000,000 of 10-year term, 6.56% Series D Senior Notes that came due in July 2012 and for general corporate purposes.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 39% at January 31, 2015 and 37% at January 31, 2014.

At January 31, 2015, the Company was in compliance with all debt covenants.

Share Repurchases. In January 2011, the Company's Board of Directors approved a stock repurchase program ("2011 Program") and terminated a previously-existing program. The 2011 Program authorized the Company to repurchase up to $400,000,000 of its Common Stock through open market or private transactions. The timing of repurchases and the actual number of shares to be repurchased depended on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions. The Company suspended share repurchases during the second quarter of 2012 in order to allow for a more effective allocation of resources consistent with the Company's growth strategies. In January 2013, the Board of Directors extended the expiration date of the 2011 Program to January 31, 2014. The 2011 Program expired on January 31, 2014 with $163,794,000 of unused capacity.

In March 2014, the Company's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $300,000,000 of its Common Stock through open market transactions. Purchases are executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The program will expire on March 31, 2017.

The Company's share repurchase activity was as follows:

(in thousands, except per share amounts)	2014	2013	2012
Cost of repurchases	$27,028	$—	$54,107
Shares repurchased and retired	301	—	813
Average cost per share	$89.91	$—	$66.54

At January 31, 2015, $272,972,000 remained available for share repurchases under this authorization.

Dividends. The cash dividend on the Company's Common Stock was increased once in each of 2014, 2013 and 2012. The Company's Board of Directors declared quarterly dividends which totaled $1.48, $1.34 and $1.25 per common share in 2014, 2013 and 2012 with cash dividends paid of $191,171,000, $170,312,000 and $158,594,000 in those respective years. The dividend payout ratio (dividends as a percentage of net earnings) was 39%, 94% and 38% in 2014, 2013 and 2012. Dividends as a percentage of adjusted net earnings (see "Non-GAAP Measures") were 35% in 2014 and 2013.

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

Contractual Cash Obligations and Commercial Commitments

The following is a summary of the Company's contractual cash obligations at January 31, 2015:

(in thousands)	Total	2015	2016-2017	2018-2019	Thereafter
Unrecorded contractual obligations:
Operating leases [a]	$1,461,677	$237,091	$398,344	$270,226	$556,016
Inventory purchase obligations [b]	376,202	376,202	—	—	—
Interest on debt [c]	731,406	36,653	71,853	70,400	552,500
Other contractual obligations [d]	108,922	78,754	20,049	4,269	5,850
Recorded contractual obligations:
Short-term borrowings	234,013	234,013	—	—	—
Long-term debt [e]	884,470	—	84,470	—	800,000
	$3,796,690	$962,713	$574,716	$344,895	$1,914,366

a)
Operating lease obligations do not include obligations for contingent rent, property taxes, insurance and maintenance that are required by most lease agreements. Contingent rent for the year ended January 31, 2015 totaled $38,572,000. See "Item 8. Financial Statements and Supplementary Data - Note J - Commitment and Contingencies" for a discussion of the Company’s operating leases.

b)
The Company will, from time to time, secure supplies of rough diamonds by agreeing to purchase a defined portion of a mine's output. Inventory purchase obligations associated with these agreements have been estimated at approximately $160,000,000 for 2015 and included in this table. Purchases beyond 2015 that are contingent upon mine production have been excluded as they cannot be reasonably estimated.

c)	Excludes interest payments on amounts outstanding under available lines of credit, as the outstanding amounts fluctuate based on the Company's working capital needs.

d)	Consists primarily of technology licensing and service contracts, fixed royalty commitments, construction-in-progress and packaging supplies.

e)	Amounts exclude any unamortized discount or premium.

The summary above does not include the following items:

•
Cash contributions to the Company's pension plan and cash payments for other postretirement obligations. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash contribution is required in 2015 to meet the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA"). The Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan, and currently does not anticipate making such contributions in 2015. This expectation is subject to change based on management's assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions. The Company estimates cash payments for postretirement health-care and life insurance benefit obligations to be $1,734,000 in 2015.

TIFFANY & CO.

•
Unrecognized tax benefits at January 31, 2015 of $8,333,000 and accrued interest and penalties of $6,010,000. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the examinations may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. As of January 31, 2015, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

The following is a summary of the Company's outstanding borrowings and available capacity under its credit facilities at January 31, 2015:

(in thousands)	Total Capacity	Borrowings Outstanding	Letters of Credit Issued	Available Capacity
Four-year revolving credit facility [a]	$375,000	$25,916	$—	$349,084
Five-year revolving credit facility [b]	375,000	66,603	5,671	302,726
Other credit facilities [c]	261,839	141,494	—	120,345
	$1,011,839	$234,013	$5,671	$772,155
a Matures in October 2018.
b Matures in October 2019.
c Maturities range from 2015 through 2016.

In addition, the Company has other available letters of credit and financial guarantees of $72,194,000 of which $24,092,000 was outstanding at January 31, 2015. Of those available letters of credit and financial guarantees, $59,092,000 expires within one year.

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

Inventory. The Company writes down its inventory for discontinued and slow-moving products. This write-down is equal to the difference between the cost of inventory and its estimated market value, and is based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs might be required. The Company has not made any material changes in the accounting methodology used to establish its reserve for discontinued and slow-moving products during the past three years. At January 31, 2015, a 10% change

TIFFANY & CO.

in the reserve for discontinued and slow-moving products would have resulted in a change of $6,325,000 in inventory and cost of sales.

Property, plant and equipment and intangibles assets and key money. The Company reviews its property, plant and equipment and intangibles assets and key money for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of these assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company did not record any material impairment charges in 2014, 2013 or 2012.

Goodwill. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed. A qualitative assessment is first performed for each reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, an evaluation, based upon discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions. The 2014, 2013 and 2012 evaluations resulted in no impairment charges.

Notes receivables and other financing arrangements. The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements and projections along with business, operational and other economic factors on a periodic basis. If the analyses indicate that the financing receivable is not recoverable, an impairment loss is recognized, in respect to all or a portion of the financing, during that period. The Company did not record any material impairment charges in 2014, 2013 or 2012.

Income taxes. The Company is subject to income taxes in U.S. federal and state, as well as foreign jurisdictions. The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations. Significant judgments and estimates are required in determining consolidated income tax expense. The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best assessment of estimated future taxes to be paid.

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

TIFFANY & CO.

costs. Significant changes in interest rates, the market value of securities and projected health-care costs would require the Company to revise key assumptions and could result in a higher or lower charge to earnings.

The Company used discount rates of 4.75% to determine 2014 expense for its U.S. Qualified Plan and 5.00% to determine 2014 expense for its Excess Plan/SRIP and postretirement plans. Holding all other assumptions constant, a 0.5% increase in the discount rate would have decreased 2014 pension and postretirement expenses by $5,266,000 and $581,000. A decrease of 0.5% in the discount rate would have increased the 2014 pension and postretirement expenses by $5,827,000 and $353,000. The discount rate is subject to change each year, consistent with changes in the yield on applicable high-quality, long-term corporate bonds. Management selects a discount rate at which pension and postretirement benefits could be effectively settled based on (i) an analysis of expected benefit payments attributable to current employment service and (ii) appropriate yields related to such cash flows.

The Company used an expected long-term rate of return on pension plan assets of 7.50% to determine its 2014 pension expense. Holding all other assumptions constant, a 0.5% change in the long-term rate of return would have changed the 2014 pension expense by approximately $1,600,000. The expected long-term rate of return on pension plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan's current asset mix, investment strategy and the historical performance of plan assets.

For postretirement benefit measurement purposes, 7.50% (for pre-age 65 retirees) and 6.50% (for post-age 65 retirees) annual rates of increase in the per capita cost of covered health care were assumed for 2015. The rates were assumed to decrease gradually to 4.75% by 2023 and remain at that level thereafter. A one-percentage-point increase in the assumed health-care cost trend rate would increase the Company's accumulated postretirement benefit obligation by approximately $6,200,000 for the year ended January 31, 2015. Decreasing the assumed health-care cost trend rate by one-percentage point would decrease the Company's accumulated postretirement benefit obligation by approximately $4,200,000 for the year ended January 31, 2015. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the Company's aggregate service and interest cost components of the 2014 postretirement expense.

NEW ACCOUNTING STANDARDS

See "Item 8. Financial Statements and Supplementary Data - Note B - Summary of Significant Accounting Policies."

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

TIFFANY & CO.

2015 Outlook

For the fiscal year ending January 31, 2016, management is forecasting minimal growth in net earnings per diluted share from the $4.20 (excluding the debt extinguishment charge noted in "Non-GAAP Measures") earned in fiscal 2014. This forecast anticipates a decline of approximately 30% in the first quarter’s net earnings and a more modest decline in the second quarter, followed by expected double-digit percentage net earnings increases in the third and fourth quarters. This forecast is based on the following assumptions, which are approximate and may or may not prove valid, and which should be read in conjunction with "Item 1A. Risk Factors" on page K-13:

•
Worldwide net sales increasing by a mid-single-digit percentage on a constant-exchange-rate basis with sales growth in all regions. The strong U.S. dollar is expected to have an adverse translation effect on sales throughout fiscal 2015 and, therefore, result in a low-single-digit percentage increase for the full year when reported in U.S. dollars.

•
Additionally, worldwide net sales in the first quarter are expected to decline by approximately 10%, as reported in U.S. dollars, primarily due to a difficult comparison to strong sales growth achieved in Japan in last year’s first quarter and continued softness currently being experienced in the Americas; worldwide net sales are expected to increase by a low-single-digit percentage, as reported in U.S. dollars, in the second quarter.

•	Increasing the number of Company-operated stores by 12-15, net, with the majority of expansion planned in Asia-Pacific and the balance in the Americas and Europe.

•
Selling, general and administrative expenses increasing at a greater rate than sales growth, partly due to expansion and higher marketing expenses. In addition, overall expense growth includes the effect of a noncash increase in employee-benefit-related expenses of $30,000,000, or $0.15 per diluted share after-tax, tied to changes in actuarial assumptions for the Company’s U.S. pension and postretirement benefit plans.

•	Earnings from operations equal to the prior year.

•	Interest and other expenses, net of $50,000,000.

•	An effective income tax rate equivalent to the prior year.

•
The assumptions for declines in net earnings in the first and second quarters are tied to the sales expectations noted above, and the related effects on gross margin, along with higher marketing spending tied to the launch of the watch collection.

•	Minimal growth in net inventories.

•	Capital expenditures of $260,000,000, versus $247,000,000 last year.

•	Free cash flow exceeding $400,000,000.

TIFFANY & CO.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from fluctuations in foreign currency exchange rates, precious metal prices and interest rates, which could affect its consolidated financial position, earnings and cash flows. The Company manages its exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading or speculative purposes.

Foreign Currency Risk

The Company uses foreign exchange forward contracts or put option contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of January 31, 2015 is 12 months. At January 31, 2015 and 2014, the fair value of the Company's outstanding foreign exchange forwards were net assets of $20,139,000 and $6,453,000, respectively. At January 31, 2015, a 10% depreciation in the hedged foreign exchange rates from the prevailing market rates would have resulted in a liability with a fair value of approximately $2,000,000.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to manage the effect of volatility in precious metal prices. The maximum term of the Company's outstanding precious metal forward contracts as of January 31, 2015 is 12 months. At January 31, 2015 and 2014, the fair value of the Company's outstanding precious metal derivative instruments were net liabilities of $2,900,000 and net assets of $1,599,000, respectively. At January 31, 2015, a 10% depreciation in precious metal prices from the prevailing market rates would have resulted in a liability with a fair value of approximately $12,000,000.

TIFFANY & CO.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Tiffany & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of comprehensive earnings, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Tiffany & Co. and its subsidiaries (the "Company") at January 31, 2015 and January 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 20, 2015

TIFFANY & CO.

CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$729,957	$345,778
Short-term investments	1,500	21,257
Accounts receivable, less allowances of $10,599 and $10,337	195,168	188,814
Inventories, net	2,362,112	2,326,580
Deferred income taxes	102,613	101,012
Prepaid expenses and other current assets	220,037	244,947
Total current assets	3,611,387	3,228,388

Property, plant and equipment, net	899,507	855,095
Deferred income taxes	323,449	278,390
Other assets, net	346,260	390,478
	$5,180,603	$4,752,351
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$234,013	$252,365
Accounts payable and accrued liabilities	318,023	342,090
Income taxes payable	39,859	31,976
Merchandise and other customer credits	66,138	70,309
Total current liabilities	658,033	696,740

Long-term debt	882,535	751,154
Pension/postretirement benefit obligations	524,218	268,112
Deferred gains on sale-leasebacks	64,471	81,865
Other long-term liabilities	200,675	220,512

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2,000 shares, none issued and outstanding	—	—
Common Stock, $0.01 par value; authorized 240,000 shares, issued and outstanding 129,326 and 128,312	1,293	1,283
Additional paid-in capital	1,173,625	1,095,304
Retained earnings	1,950,603	1,682,398
Accumulated other comprehensive loss, net of tax	(290,462)	(58,548)
Total Tiffany & Co. stockholders' equity	2,835,059	2,720,437
Non-controlling interests	15,612	13,531
Total stockholders' equity	2,850,671	2,733,968
	$5,180,603	$4,752,351

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended January 31,
(in thousands, except per share amounts)	2015	2014	2013
Net sales	$4,249,913	$4,031,130	$3,794,249
Cost of sales	1,712,738	1,690,687	1,630,965
Gross profit	2,537,175	2,340,443	2,163,284
Selling, general and administrative expenses	1,645,746	1,555,903	1,466,067
Arbitration award expense	—	480,211	—
Earnings from operations	891,429	304,329	697,217
Interest expense and financing costs	62,903	62,654	59,069
Other income, net	2,790	13,191	5,428
Loss on extinguishment of debt	93,779	—	—
Earnings from operations before income taxes	737,537	254,866	643,576
Provision for income taxes	253,358	73,497	227,419
Net earnings	$484,179	$181,369	$416,157
Net earnings per share:
Basic	$3.75	$1.42	$3.28
Diluted	$3.73	$1.41	$3.25
Weighted-average number of common shares:
Basic	129,221	127,835	126,737
Diluted	129,918	128,867	127,934

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Years Ended January 31,
(in thousands)	2015	2014	2013
Net earnings	$484,179	$181,369	$416,157
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(93,130)	(27,218)	(5,145)
Unrealized (loss) gain on marketable securities	(765)	828	1,719
Unrealized gain (loss) on hedging instruments	1,208	(3,400)	5,522
Net unrealized (loss) gain on benefit plans	(139,227)	65,117	(10,841)
Total other comprehensive (loss) earnings, net of tax	(231,914)	35,327	(8,745)
Comprehensive earnings	$252,265	$216,696	$407,412

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
(in thousands)				Shares	Amount
Balance at January 31, 2012	$2,348,905	$1,462,553	$(85,130)	126,676	$1,267	$970,215	$—
Exercise of stock options and vesting of restricted stock units ("RSUs")	13,012	—	—	1,026	10	13,002	—
Tax effect of exercise of stock options and vesting of RSUs	11,730	—	—	—	—	11,730	—
Share-based compensation expense	27,224	—	—	—	—	27,224	—
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings ("EPSRS") Plan	3,150	—	—	45	—	3,150	—
Purchase and retirement of Common Stock	(54,107)	(48,775)	—	(813)	(8)	(5,324)	—
Cash dividends on Common Stock	(158,594)	(158,594)	—	—	—	—	—
Other comprehensive loss, net of tax	(8,745)	—	(8,745)	—	—	—	—
Net earnings	416,157	416,157	—	—	—	—	—
Non-controlling interests	12,586	—	—	—	—	—	12,586
Balance at January 31, 2013	2,611,318	1,671,341	(93,875)	126,934	1,269	1,019,997	12,586
Exercise of stock options and vesting of RSUs	27,895	—	—	1,378	14	27,881	—
Tax effect of exercise of stock options and vesting of RSUs	14,922	—	—	—	—	14,922	—
Share-based compensation expense	32,504	—	—	—	—	32,504	—
Cash dividends on Common Stock	(170,312)	(170,312)	—	—	—	—	—
Other comprehensive earnings, net of tax	35,327	—	35,327	—	—	—	—
Net earnings	181,369	181,369	—	—	—	—	—
Non-controlling interests	945	—	—	—	—	—	945
Balance at January 31, 2014	2,733,968	1,682,398	(58,548)	128,312	1,283	1,095,304	13,531
Exercise of stock options and vesting of RSUs	36,908	—	—	1,270	13	36,895	—
Tax effect of exercise of stock options and vesting of RSUs	14,066	—	—	—	—	14,066	—
Share-based compensation expense	26,738	—	—	—	—	26,738	—
Issuance of Common Stock under EPSRS Plan	3,925	—	—	45	—	3,925	—
Purchase and retirement of Common Stock	(27,028)	(24,803)	—	(301)	(3)	(2,222)	—
Cash dividends on Common Stock	(191,171)	(191,171)	—	—	—	—	—
Other comprehensive loss, net of tax	(231,914)	—	(231,914)	—	—	—	—
Net earnings	484,179	484,179	—	—	—	—	—
Redemption of non-controlling interest	—	—	—	—	—	(1,081)	1,081
Non-controlling interests	1,000	—	—	—	—	—	1,000
Balance at January 31, 2015	$2,850,671	$1,950,603	$(290,462)	129,326	$1,293	$1,173,625	$15,612

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$484,179	$181,369	$416,157
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	194,158	180,629	163,649
Amortization of gain on sale-leasebacks	(9,156)	(9,453)	(10,812)
Excess tax benefits from share-based payment arrangements	(14,111)	(14,876)	(11,763)
Provision for inventories	33,620	31,667	32,228
Deferred income taxes	37,712	(27,855)	(19,282)
Provision for pension/postretirement benefits	39,234	48,980	46,008
Share-based compensation expense	26,451	32,188	26,938
Changes in assets and liabilities:
Accounts receivable	(17,561)	(23,239)	(1,393)
Inventories	(167,607)	(168,273)	(233,700)
Prepaid expenses and other current assets	(20,864)	(14,654)	(22,121)
Other assets, net	(20,180)	(21,333)	(4,561)
Accounts payable and accrued liabilities	(5,927)	45,413	(13,680)
Income taxes payable	81,890	(70,143)	(16,559)
Merchandise and other customer credits	(2,739)	4,711	1,640
Other long-term liabilities	(23,982)	(20,479)	(24,459)
Net cash provided by operating activities	615,117	154,652	328,290
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(40,063)	(23,460)	(15,226)
Proceeds from sales of marketable securities and short-term investments	55,308	—	19,289
Capital expenditures	(247,394)	(221,452)	(219,530)
Notes receivable funded	—	(3,050)	(8,015)
Proceeds from notes receivable	15,160	1,181	—
Payments to acquire intangible assets	—	—	(82,664)
Payment for acquisition	—	—	(25,000)
Net cash used in investing activities	(216,989)	(246,781)	(331,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from credit facility borrowings, net	(12,454)	49,883	47,278
Proceeds from other credit facility borrowings	19,803	89,806	40,298
Repayment of other credit facility borrowings	(3,412)	(69,737)	(361)
Proceeds from the issuance of long-term debt	548,037	—	250,000
Repayment of long-term debt	(400,000)	—	(60,000)
Payment for settlement of interest rate swaps	(4,180)	—	(29,335)
Repurchase of Common Stock	(27,028)	—	(54,107)
Proceeds from exercised stock options	42,902	27,895	13,012
Excess tax benefits from share-based payment arrangements	14,111	14,876	11,763
Cash dividends on Common Stock	(191,171)	(170,312)	(158,594)
Proceeds from non-controlling interest	—	—	12,750
Distribution to non-controlling interest	(1,910)	(666)	—
Financing fees	(8,073)	(7,171)	(1,258)
Net cash (used in) provided by financing activities	(23,375)	(65,426)	71,446
Effect of exchange rate changes on cash and cash equivalents	9,426	(1,505)	2,294
Net increase/(decrease) in cash and cash equivalents	384,179	(159,060)	70,884
Cash and cash equivalents at beginning of year	345,778	504,838	433,954
Cash and cash equivalents at end of year	$729,957	$345,778	$504,838
See notes to consolidated financial statements.

TIFFANY & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	NATURE OF BUSINESS

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

•	Asia-Pacific includes sales in Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in Company-operated TIFFANY & CO. stores, as well as sales of
TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

•	Europe includes sales in Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through the Internet; and

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which consists of retail sales in Company-operated TIFFANY & CO. stores in the United Arab Emirates ("U.A.E.") and, beginning in February 2014, in Russia and wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and, through January 2014, in Russia). In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs as well as earnings received from third-party licensing agreements.

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

Short-term Investments

Short-term investments are classified as available-for-sale and are carried at fair value. At January 31, 2015 and 2014, the Company's short-term available-for-sale investments consisted entirely of time deposits. At the time of purchase, management determines the appropriate classification of these investments and reevaluates such designation as of each balance sheet date.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. A Credit Card account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all Credit Card Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At January 31, 2015 and 2014, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net) was $63,904,000 and $59,278,000, of which 98% and 97% were considered current, respectively. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $1,000,000 at January 31, 2015 and 2014) was determined based on the factors discussed above. Finance charges earned on Credit Card accounts are not significant.

Financing Arrangements. The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output (see "Note J - Commitments and Contingencies"). Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements along with projections and business, operational and other economic factors on a periodic basis. At January 31, 2015 and 2014, the current portion of the carrying amount of financing arrangements including accrued interest was $18,598,000 and $14,208,000 and

TIFFANY & CO.

was recorded in prepaid expenses and other current assets. At January 31, 2015 and 2014, the non-current portion of the carrying amount of financing arrangements including accrued interest was $40,747,000 and $58,786,000 and was included in other assets, net. The Company recorded no material impairment charges on such loans as of January 31, 2015 and 2014.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company's capitalized interest costs were not significant in 2014, 2013 or 2012.

Intangible Assets and Key Money

Intangible assets, consisting of product rights and trademarks, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives which range from 15 to 20 years. Intangible assets are reviewed for impairment in accordance with the Company's policy for impairment of long-lived assets (see "Impairment of Long-Lived Assets" below).

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

The following table summarizes intangible assets and key money, included in other assets, net, as follows:

	January 31, 2015		January 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product rights	$59,409	$(16,186)	$59,409	$(9,405)
Key money deposits	33,740	(2,443)	39,588	(1,722)
Trademarks	2,452	(2,452)	2,452	(2,452)
	$95,601	$(21,081)	$101,449	$(13,579)

TIFFANY & CO.

Amortization of intangible assets and key money for the years ended January 31, 2015, 2014 and 2013 was $7,802,000, $4,172,000 and $1,685,000. Amortization expense is estimated to be approximately $3,500,000 in each of the next five years.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination. Goodwill is evaluated for impairment annually in the fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. A qualitative assessment is first performed for each reporting unit to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation, based on discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions. If the quantitative evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. At January 31, 2015 and 2014, goodwill, included in other assets, net, consisted of the following by segment:

(in thousands)	Americas	Asia-Pacific	Japan	Europe	Other	Total
January 31, 2013	$12,368	$280	$1,103	$1,108	$24,905	$39,764
Translation	(13)	(2)	(6)	(2)	(5)	(28)
January 31, 2014	12,355	278	1,097	1,106	24,900	39,736
Translation	(94)	5	(33)	(27)	(751)	(900)
January 31, 2015	$12,261	$283	$1,064	$1,079	$24,149	$38,836

Impairment of Long-Lived Assets

The Company reviews its long-lived assets (such as property, plant and equipment) other than goodwill for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with the estimated future undiscounted cash flows. If the comparisons indicate that the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company recorded no material impairment charges in 2014, 2013 or 2012.

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

Marketable Securities

The Company's marketable securities, recorded within other assets, net, are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are recorded in other income, net. The marketable securities are held for an indefinite period of time, but may be sold in the future as changes in market conditions or economic factors occur. The fair value of the marketable securities is determined based on prevailing market prices. The Company recorded $5,123,000 and $4,889,000 of gross unrealized gains and $1,908,000 and $804,000 of gross unrealized losses within accumulated other comprehensive loss as of January 31, 2015 and 2014.

TIFFANY & CO.

Realized gains or losses reclassified from other comprehensive earnings are determined on the basis of specific identification.

The Company's marketable securities primarily consist of investments in mutual funds. When evaluating the marketable securities for other-than-temporary impairment, the Company reviews factors such as the length of time and the extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company's ability and intent to hold the investments for a period of time which may be sufficient for anticipated recovery in market value. Based on the Company's evaluations, it determined that any unrealized losses on its outstanding mutual funds were temporary in nature and, therefore, did not record any impairment charges as of January 31, 2015, 2014 or 2013.

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

Additionally, outside of the U.S., the Company operates certain TIFFANY & CO. stores within various department stores. Sales transacted at these store locations are recognized at the "point of sale." The Company and these department store operators have distinct responsibilities and risks in the operation of such TIFFANY & CO. stores. The Company (i) owns and manages the merchandise; (ii) establishes retail prices; (iii) has merchandising, marketing and display responsibilities; and (iv) in almost all locations provides retail staff and bears the risk of inventory loss. The department store operators (i) provide and maintain store facilities; (ii) in almost all locations assume retail credit and certain other risks; and (iii) act for the Company in the sale of merchandise. In return for their services and use of their facilities, the department store operators retain a portion of net retail sales made in TIFFANY & CO. stores which is recorded as commission expense within selling, general and administrative expenses.

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

Advertising, Marketing, Public and Media Relations Costs

Advertising, marketing, public and media relations costs include media, production, catalogs, Internet, marketing events, visual merchandising costs (in-store and window displays) and other related costs. In 2014, 2013 and 2012, these costs totaled $283,648,000, $253,164,000 and $250,297,000, representing 6.7%, 6.3% and 6.6% of worldwide net sales in each of those periods. Media and production costs for print and digital advertising are expensed as incurred, while catalog costs are expensed upon first distribution.

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

Foreign Currency

The functional currency of most of the Company's foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of other comprehensive earnings within stockholders' equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded a net (loss) gain resulting from foreign currency transactions of $(3,726,000), $4,672,000 and $(2,147,000) in 2014, 2013 and 2012 within other income, net. Included within the amount for 2013 was a $7,489,000 transaction gain related to amounts associated with the award issued in the arbitration between the Swatch Group Ltd. and the Company. See "Note J - Commitments and Contingencies."

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Earnings Per Share ("EPS")

Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Net earnings for basic and diluted EPS	$484,179	$181,369	$416,157
Weighted-average shares for basic EPS	129,221	127,835	126,737
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	697	1,032	1,197
Weighted-average shares for diluted EPS	129,918	128,867	127,934

For the years ended January 31, 2015, 2014 and 2013, there were 334,000, 422,000 and 869,000 stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2016 and early adoption is not permitted. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

TIFFANY & CO.

In June 2014, the FASB issued ASU No. 2014-12 – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and to apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. This ASU is not expected to have a material impact on the consolidated financial statements or disclosures.

C.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Interest, net of interest capitalization	$59,668	$58,532	$49,785
Income taxes	$133,430	$160,736	$266,829

Supplemental noncash investing and financing activities:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	$3,925	$	$3,150

D.	INVENTORIES

	January 31,
(in thousands)	2015	2014
Finished goods	$1,386,823	$1,333,926
Raw materials	866,934	874,799
Work-in-process	108,355	117,855
Inventories, net	$2,362,112	$2,326,580

TIFFANY & CO.

E.	PROPERTY, PLANT AND EQUIPMENT

	January 31,
(in thousands)	2015	2014
Land	$42,666	$42,710
Buildings	125,846	118,622
Leasehold and building improvements	1,036,422	990,488
Office equipment	586,225	517,622
Furniture and fixtures	261,076	246,751
Machinery and equipment	155,184	141,880
Construction-in-progress	59,771	40,569
	2,267,190	2,098,642
Accumulated depreciation and amortization	(1,367,683)	(1,243,547)
	$899,507	$855,095

The provision for depreciation and amortization for the years ended January 31, 2015, 2014 and 2013 was $182,761,000, $171,452,000 and $159,018,000.

F.	ACCOUNTS PAYABLE AND ACCRUED LIABILTIES

	January 31,
(in thousands)	2015	2014
Accounts payable - trade	$118,012	$116,601
Accrued compensation and commissions	83,949	86,549
Accrued sales, withholding and other taxes	21,770	23,935
Other	94,292	115,005
	$318,023	$342,090

TIFFANY & CO.

G.	DEBT

		January 31,
(in thousands)	2015	2014
Short-term borrowings:
Credit Facilities	$92,519	$119,212
Other credit facilities	141,494	133,153
	$234,013	$252,365

Long-term debt:
Unsecured Senior Notes:
2008 9.05% Series A, due December 2015 [a,b]	$	$103,804
2009 10.00% Series A, due April 2018 [a]	—	50,000
2009 10.00% Series A, due February 2017 [a]	—	125,000
2009 10.00% Series B, due February 2019 [a]	—	125,000
2010 1.72% Notes, due September 2016 [c,d]	84,470	97,350
2012 4.40% Series B Notes, due July 2042 [e]	250,000	250,000
2014 3.80% Senior Notes, due October 2024 [c,f]	249,277	—
2014 4.90% Senior Notes, due October 2044 [c,f]	298,788	—
	$882,535	$751,154

[a]	These Notes were redeemed with the net proceeds from the offering of the 2024 Notes and the 2044 Notes.

[b]
These Notes were issued, at par, $100,000,000. In 2009, the Company entered into an interest rate swap to effectively convert this fixed rate obligation to a floating rate obligation. The Company terminated the interest rate swap in 2011 and recognized the remaining gain on the swap upon redemption of these Notes.

[c]	These agreements require lump sum repayments upon maturity.

[d]	These Notes were issued, at par, ¥10,000,000,000.

[e]	The agreements governing these Notes require repayments of $50,000,000 in aggregate every five years beginning in 2022.

[f]	These Notes were issued at a discount which will be amortized until the debt maturity.

Credit Facilities

In October 2014, Tiffany & Co. entered into a four-year $375,000,000 and a five-year $375,000,000 multi-bank, multi-currency, committed unsecured revolving credit facility, including letter of credit subfacilities, (collectively, the "New Credit Facilities") resulting in a total borrowing capacity of $750,000,000. The New Credit Facilities replaced the previously existing $275,000,000 three-year unsecured revolving credit facility and $275,000,000 five-year unsecured revolving credit facility (collectively, the "Previously Existing Credit Facilities"), which were terminated and repaid concurrently with Tiffany & Co.'s entry into the New Credit Facilities. The New Credit Facilities are available for working capital and other corporate purposes. Borrowings under the New Credit Facilities will bear interest at a rate per annum equal to, at the option of the Company, (1) LIBOR (or other applicable reference rate) for the relevant currency plus an applicable margin based upon the Company's leverage ratio as defined under the New Credit Facilities, or (2) an alternate base rate equal to the highest of (i) the Federal Funds Rate

TIFFANY & CO.

plus 0.50%, (ii) Bank of America, N.A.’s prime rate and (iii) one-month LIBOR plus 1%, plus an applicable margin based upon the Company's leverage ratio as defined under the New Credit Facilities. The New Credit Facilities also require payment to the lenders of a facility fee on the amount of the lenders’ commitments under the credit facilities from time to time at rates based upon the Company's leverage ratio as defined under the New Credit Facilities. Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the New Credit Facilities are permissible without penalty, subject to certain conditions pertaining to minimum notice and minimum reduction amounts.

At January 31, 2015, there were $92,519,000 of borrowings outstanding, $5,671,000 of letters of credit issued but not outstanding and $651,810,000 available for borrowing under the New Credit Facilities. The weighted-average interest rate under the New Credit Facilities was 1.49% at January 31, 2015. The weighted-average interest rate under the Previously Existing Credit Facilities was 2.35% at January 31, 2014. The four-year credit facility will expire in October 2018. The five-year credit facility will expire in October 2019.

Other Credit Facilities

Tiffany-Shanghai Credit Agreement. In July 2013, Tiffany & Co.'s wholly-owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 930,000,000 ($148,879,000 at January 31, 2015). The Tiffany-Shanghai Credit Agreement is available for Tiffany-Shanghai's general working capital requirements, which included repayment of a portion of the indebtedness under Tiffany-Shanghai's existing bank loan facilities. The six lenders that are party to the Tiffany-Shanghai Credit Agreement will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China. There was $37,620,000 outstanding and $111,259,000 available to be borrowed under the Tiffany-Shanghai Credit Agreement at January 31, 2015. The interest rate applicable to the outstanding borrowings at January 31, 2015 and 2014 was 6.0% in both periods. The Tiffany-Shanghai Credit Agreement matures in July 2016. In connection with this agreement, the Company entered into a guaranty agreement by and between the Company and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty").

Other. The Company has various other revolving credit facilities, primarily in Japan and China. At
January 31, 2015, the facilities totaled $112,960,000, of which $103,874,000 was outstanding at a weighted-average interest rate of 3.90%. At January 31, 2014, the facilities totaled $118,400,000, of which $75,400,000 was outstanding at a weighted-average interest rate of 2.96%.

TIFFANY & CO.

Senior Notes

In September 2014, Tiffany & Co. issued $250,000,000 aggregate principal amount of 3.80% Senior Notes due 2024 (the "2024 Notes") and $300,000,000 aggregate principal amount of 4.90% Senior Notes due 2044 (the "2044 Notes" and, together with the 2024 Notes, the "Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued at a discount with aggregate net proceeds of $548,037,000 (with an effective yield of 3.836% for the 2024 Notes and an effective yield of 4.926% for the 2044 Notes). Tiffany & Co. used the net proceeds from the issuance of the Notes to redeem all of the aggregate principal amount outstanding of its (i) $100,000,000 principal amount of 9.05% Series A Senior Notes due December 23, 2015; (ii) $125,000,000 principal amount of 10.0% Series A-2009 Senior Notes due February 13, 2017; (iii) $50,000,000 principal amount of 10.0% Series A Senior Notes due April 9, 2018; and (iv) $125,000,000 principal amount of 10.0% Series B-2009 Senior Notes due February 13, 2019 (collectively, the "Private Placement Notes") prior to maturity in accordance with the respective note purchase agreements governing each series of Private Placement Notes, which included provisions for make-whole payments in the event of early redemption. As a result of the redemptions, the Company recorded a loss on extinguishment of debt of $93,779,000 in the three months ended October 31, 2014. The Company used the remaining net proceeds from the sale of the Notes for general corporate purposes. The Notes are Tiffany & Co.’s general unsecured obligations and rank equally in right of payment with all of Tiffany & Co.’s existing and any future unsecured senior debt and rank senior in right of payment to any of Tiffany & Co.’s future subordinated debt.

The 2024 Notes bear interest at a fixed rate of 3.80% per annum and the 2044 Notes bear interest at a fixed rate of 4.90% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015. Tiffany & Co. will make each interest payment to the holders of record of the Notes on the immediately preceding March 15 and September 15.

Tiffany & Co. has the option to redeem the Notes, in whole or in part, by providing no less than 30 nor more than 60 days' prior notice at a redemption price equal to the sum of (i) 100% of the principal amount of the Notes to be redeemed, plus (ii) accrued and unpaid interest, if any, on those Notes to the redemption date, plus (iii) a make-whole premium as of the redemption date, as defined in the indenture governing the Notes, as amended and supplemented in respect of each series of Notes (the "Indenture"). In addition, Tiffany & Co. has the option to redeem some or all of the 2024 Notes on or after July 1, 2024, at a redemption price equal to the sum of 100% of the principal amount of the 2024 Notes to be redeemed, together with accrued and unpaid interest, if any, on those 2024 Notes to the redemption date. Tiffany & Co. also has the option to redeem some or all of the 2044 Notes on or after April 1, 2044, at a redemption price equal to the sum of 100% of the principal amount of the 2044 Notes to be redeemed, together with accrued and unpaid interest, if any, on those 2044 Notes to the redemption date.

Upon the occurrence of a change of control triggering event (as defined in the Indenture), unless
Tiffany & Co. has exercised its right to redeem the Notes, each holder of Notes will have the right to require Tiffany & Co. to repurchase all or a portion of such holder’s Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

Debt Covenants

The agreements governing the New Credit Facilities include specific financial covenants, as well as other covenants that limit the ability of Tiffany & Co. to incur certain subsidiary indebtedness, incur liens, impose restrictions on subsidiary distributions and engage in mergers, consolidations and sales of all or substantially all of Tiffany & Co. and its subsidiaries’ assets, in addition to other requirements and “Events of Default” (as defined in the agreements governing the New Credit Facilities) customary to such borrowings.

TIFFANY & CO.

The Tiffany-Shanghai Credit Agreement includes certain covenants that limit Tiffany-Shanghai's ability to pay certain dividends, make certain investments and incur certain indebtedness, and the Guaranty requires maintenance by Tiffany & Co. of specific financial covenants and ratios, in addition to other requirements and limitations customary to such borrowings.

The Indenture contains covenants that, among other things, limit the ability of Tiffany & Co. and its subsidiaries under certain circumstances to create liens and impose conditions on Tiffany & Co.’s ability to engage in mergers, consolidations and sales of all or substantially all of its or its subsidiaries’ assets. The Indenture also contains certain “Events of Default” (as defined in the Indenture) customary for indentures of this type. The Indenture does not contain any specific financial covenants.

The agreements governing the 2010 1.72% Notes and the 2012 4.40% Series B Notes require maintenance of specific financial covenants and ratios and limit certain changes to indebtedness of Tiffany & Co. and its subsidiaries and the general nature of the business, in addition to other requirements customary to such borrowings.

At January 31, 2015, the Company was in compliance with all debt covenants. In the event of any default of payment or performance obligations extending beyond applicable cure periods under the provisions of any one of the New Credit Facilities, the Tiffany-Shanghai Credit Agreement, the Indenture, the agreements governing the 2010 1.72% Notes and the 2012 4.40% Series B Notes, and other loan agreements, such agreements may be terminated or payment of the applicable debt accelerated. Further, each of the New Credit Facilities, the Tiffany-Shanghai Credit Agreement, the agreements governing the 2010 1.72% Notes and the 2012 4.40% Series B Notes, and certain other loan agreements contain cross default provisions permitting the termination and acceleration of the loans, or acceleration of the notes, as the case may be, in the event that certain of the Company's other debt obligations are terminated or accelerated prior to their maturity.

Long-Term Debt Maturities

Aggregate maturities of long-term debt as of January 31, 2015 are as follows:

Years Ending January 31,	Amount [a] (in thousands)
2016	$
2017	84,470
2018	—
2019	—
2020	—
Thereafter	800,000
$884,470

[a]	Amounts exclude any unamortized discount or premium.

Letters of Credit

The Company has available letters of credit and financial guarantees of $72,194,000 of which $24,092,000 was outstanding at January 31, 2015. Of those available letters of credit and financial guarantees, $59,092,000 expires within one year. These amounts do not include letters of credit issued under the Credit Facilities.

TIFFANY & CO.

H.    HEDGING INSTRUMENTS

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

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014 (refer to "Note G - Debt"). The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in the three months ended October 31, 2014 and recorded an unrealized loss within accumulated other comprehensive loss, which is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

TIFFANY & CO.

Foreign Exchange Forward and Put Option Contracts – The Company uses foreign exchange forward contracts or put option contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. For put option contracts, if the market exchange rate at the time of the put option contract's expiration is stronger than the contracted exchange rate, the Company allows the put option contract to expire, limiting its loss to the cost of the put option contract. The Company assesses hedge effectiveness based on the total changes in the foreign exchange forward and put option contracts' cash flows. These foreign exchange forward contracts and put option contracts are designated and accounted for as either cash flow hedges or economic hedges that are not designated as hedging instruments.

As of January 31, 2015, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $160,245,000 and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $77,314,000. The maximum term of the Company's outstanding foreign exchange forward contracts as of January 31, 2015 is 12 months.

Precious Metal Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to manage the effect of volatility in precious metal prices. The Company accounts for its precious metal forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal forward contracts' cash flows. As of January 31, 2015, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of January 31, 2015, there were precious metal derivative instruments outstanding for approximately 14,800 ounces of platinum, 459,000 ounces of silver and 50,100 ounces of gold.

Information on the location and amounts of derivative gains and losses in the consolidated financial statements is as follows:

	Years Ended January 31,
	2015		2014
(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$23,225	$18,717	$16,184	$17,660
Put option contracts [a]	—	—	1,241	2,201
Precious metal forward contracts [a]	(4,428)	(4,173)	(8,709)	(4,376)
Forward-starting interest rate swaps [b]	(4,177)	(1,517)	—	(1,535)
	$14,620	$13,027	$8,716	$13,950

[a]	The gain or loss recognized in earnings is included within Cost of sales.

[b]	The gain or loss recognized in earnings is included within Interest expense and financing costs.

The pre-tax gains recognized in earnings on derivatives not designated as hedging instruments related to foreign exchange forward contracts were $10,484,000 in the year ended January 31, 2015 and are included in other income, net. Such gains were not material in the year ended January 31, 2014. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended January 31, 2015 and 2014. The Company expects approximately $13,351,000 of net pre-tax derivative gains included in accumulated other comprehensive income at January 31, 2015 will be reclassified into

TIFFANY & CO.

earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

For information regarding the location and amount of the derivative instruments in the Consolidated Balance Sheet, see "Note I - Fair Value of Financial Instruments."

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

I.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company uses the market approach to measure fair value for its marketable securities, time deposits and derivative instruments. The Company's interest rate swaps were primarily valued using the 3-month LIBOR rate. The Company's foreign exchange forward contracts, as well as its put option contracts, are primarily valued using the appropriate foreign exchange spot rates. The Company's precious metal forward contracts are primarily valued using the relevant precious metal spot rate. For further information on the Company's hedging instruments and program, see "Note H - Hedging Instruments."

TIFFANY & CO.

Financial assets and liabilities carried at fair value at January 31, 2015 are classified in the table below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Marketable securities [a]	$53,545	$53,545	$—	$—	$53,545
Time deposits [b]	1,500	1,500	—	—	1,500
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	250	—	250	—	250
Foreign exchange forward contracts [c]	15,070	—	15,070	—	15,070
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	7,173	—	7,173	—	7,173
Total financial assets	$77,538	$55,045	$22,493	$—	$77,538

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$3,150	$—	$3,150	$—	$3,150
Foreign exchange forward contracts [d]	118	—	118	—	118
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	1,986	—	1,986	—	1,986
Total financial liabilities	$5,254	$—	$5,254	$—	$5,254

Financial assets and liabilities carried at fair value at January 31, 2014 are classified in the table below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Marketable securities [a]	$51,781	$51,781	$—	$—	$51,781
Time deposits [b]	21,257	21,257	—	—	21,257
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	53	—	53	—	53
Foreign exchange forward contracts [c]	6,699	—	6,699	—	6,699
Total financial assets	$79,790	$73,038	$6,752	$—	$79,790

	Carrying Value	Estimated Fair Value			Total Fair Value
(in thousands)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$1,652	$—	$1,652	$—	$1,652
Foreign exchange forward contracts [d]	246	—	246	—	246
Total financial liabilities	$1,898	$—	$1,898	$—	$1,898

[a]	Included within Other assets, net.

[b]	Included within Short-term investments.

TIFFANY & CO.

[c]	Included within Prepaid expenses and other current assets.

[d]	Included within Accounts payable and accrued liabilities.

The fair value of derivatives not designated as hedging instruments was not significant in the year ended January 31, 2014. The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $1,116,548,000 and $1,003,519,000 and the corresponding fair value was approximately $1,200,000,000 and $1,100,000,000 at January 31, 2015 and 2014.

J.    COMMITMENTS AND CONTINGENCIES

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

The Company entered into sale-leaseback arrangements for its Retail Service Center, a distribution and administrative office facility in New Jersey, in 2005 and for the TIFFANY & CO. stores in Tokyo's Ginza shopping district and on London's Old Bond Street in 2007. These sale-leaseback arrangements resulted in total deferred gains of $144,505,000 which are being amortized in SG&A expenses over periods that range from 15 to 20 years. As of January 31, 2015, $64,471,000 of these deferred gains remained to be amortized.

In April 2010, Tiffany committed to a plan to consolidate and relocate its New York headquarters staff to a single leased location in Manhattan. The move occurred in June 2011. Tiffany sublet most of those previously-occupied properties through the end of their lease terms which run through 2015, but has recovered only a portion of its rent obligations due to market conditions. Tiffany recorded expenses of $42,719,000 during the year ended January 31, 2012 (primarily within SG&A expenses), of which $30,884,000 was related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income. The remaining expense of $11,835,000 (primarily recorded in SG&A expenses) was due to the acceleration of the useful lives of certain property and equipment, incremental rent during the transition period and lease termination payments.

TIFFANY & CO.

The following is a reconciliation of the accrued exit charges, recorded within other long-term liabilities, associated with the relocation:

(in thousands)
January 31, 2013	$16,164
Cash payments, net of estimated sublease income	(6,072)
Interest accretion	373
January 31, 2014	10,465
Cash payments, net of estimated sublease income	(5,727)
Interest accretion	217
January 31, 2015	$4,955

Rent expense for the Company's operating leases consisted of the following:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Minimum rent for retail locations	$158,188	$146,109	$127,267
Contingent rent based on sales	38,572	36,289	31,918
Office, distribution and manufacturing facilities and equipment	35,812	42,466	38,156
	$232,572	$224,864	$197,341

In addition, the Company operates certain TIFFANY & CO. stores within various department stores outside the U.S. and has agreements where the department store operators provide store facilities and other services. The Company pays the department store operators a percentage fee based on sales generated in these locations (recorded as commission expense within SG&A expenses) which totaled $113,682,000, $117,079,000 and $120,967,000 in 2014, 2013 and 2012, and which are not included in the table above.

Aggregate annual minimum rental payments under non-cancelable operating leases are as follows:

Years Ending January 31,	Annual Minimum Rental Payments [a] (in thousands)
2016	$237,091
2017	211,881
2018	186,463
2019	144,048
2020	126,178
Thereafter	556,016

[a]	Operating lease obligations do not include obligations for property taxes, insurance and maintenance that are required by most lease agreements.

Diamond Sourcing Activities

The Company has agreements with various diamond producers to purchase defined portions of their mines' output at prevailing fair market prices. Under those agreements, management anticipates that it will purchase approximately $160,000,000 of rough diamonds in 2015. Purchases beyond 2015 that are

TIFFANY & CO.

contingent upon mine production at then-prevailing fair market prices cannot be reasonably estimated. In addition, the Company also regularly purchases rough and polished diamonds from other suppliers, although it has no contractual obligations to do so.

In consideration of its diamond supply agreements, the Company has provided financing to certain suppliers of its rough diamonds. In March 2011, Laurelton Diamonds, Inc. ("Laurelton"), a wholly-owned subsidiary of the Company, as lender, entered into a $50,000,000 amortizing term loan facility agreement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the "Mine") from which Laurelton acquires diamonds. Koidu was required under the terms of the Loan to apply the proceeds of the Loan to capital expenditures necessary to increase the output of the Mine, among other purposes. As of July 31, 2011, the Loan was fully funded. In consideration of the Loan, Laurelton entered into a supply agreement, pursuant to which Laurelton is required to purchase at fair market value diamonds recovered from the Mine that meet Laurelton's quality standards. The assets of Koidu, including all equipment and rights in respect of the Mine, are subject to the security interest of a lender that is not affiliated with the Company. The Loan is partially secured by diamonds that have been extracted from the Mine and that have not been sold to third parties. The Company has evaluated the variable interest entity consolidation requirements with respect to this transaction and has determined that it is not the primary beneficiary, as it does not have the power to direct any of the activities that most significantly impact Koidu's economic performance.

On March 29, 2013, the Company entered into an amendment relating to the Loan which deferred principal and interest payments due in 2013 to subsequent years (the "2013 Amendment") and, on March 31, 2014, the Company entered into a further amendment providing that the principal payments due in 2014 shall be paid on a monthly basis rather than on a semi-annual basis. The Loan, as amended, is required to be repaid in full by March 2017 through monthly payments from March through December 2014 and semi-annual payments beginning in March 2015. Interest accrues at a rate per annum that is the greater of (i) LIBOR plus 3.5% or (ii) 4%. Koidu is also required to pay an additional 2% per annum of interest on the principal payments deferred pursuant to the 2013 Amendment, until such amounts are paid. Koidu has requested that the principal and interest payments due in March 2015 be deferred pending the completion of certain technical studies with respect to the Mine and additional discussions between the parties regarding a further revised repayment schedule. The terms and conditions of the proposed deferral are currently under discussion. Based on management's review, it has been determined that the full amount outstanding under the loan, including accrued interest, continues to be collectible.

The Company also provided financing of $3,050,000 and $8,015,000 during the years ended
January 31, 2014 and 2013 to other diamond mining and exploration companies.

Contractual Cash Obligations and Contingent Funding Commitments

At January 31, 2015, the Company's contractual cash obligations and contingent funding commitments were for inventory purchases of $376,202,000 (which includes the $160,000,000 obligation discussed in Diamond Sourcing Activities above), as well as for other contractual obligations of $108,922,000 (primarily for technology licensing and service contracts, fixed royalty commitments, construction-in-progress and packaging supplies).

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

TIFFANY & CO.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73,000,000 (or approximately $79,000,000 at January 31, 2015) (based on its alleged wasted investment) to CHF 3,800,000,000 (or approximately $4,100,000,000 at January 31, 2015) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120,000,000 (or approximately $130,000,000 at January 31, 2015) (based on its wasted investment) to approximately CHF 540,000,000 (or approximately $584,000,000 at January 31, 2015) (calculated based on alleged future lost profits of the Tiffany Parties).

The Arbitration hearing was held in October 2012 before a three-member arbitral panel convened in the Netherlands pursuant to the Arbitration Rules of the Netherlands Arbitration Institute (the "Rules"), and the Arbitration record was completed in February 2013.

Under the terms of the Arbitration Award, and at the request of the Swatch Parties and the Tiffany Parties, the Agreements were deemed terminated. The Arbitration Award stated that the effective date of termination was March 1, 2013. Pursuant to the Arbitration Award, the Tiffany Parties were ordered to pay the Swatch Parties damages of CHF 402,737,000 (the "Arbitration Damages"), as well as interest from June 30, 2012 to the date of payment, two-thirds of the cost of the Arbitration and two-thirds of the Swatch Parties' legal fees, expenses and costs. These amounts were paid in full in January 2014.

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

On March 31, 2014, the Tiffany Parties took action in the District Court of Amsterdam to annul the Arbitration Award. Generally, arbitration awards are final; however, Dutch law does provide for limited grounds on which arbitral awards may be set aside. The Tiffany Parties petitioned to annul the Arbitration Award on these statutory grounds. These grounds include, for example, that the arbitral tribunal violated its mandate by changing the express terms of the Agreements.

TIFFANY & CO.

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award is set aside. However, the Swatch Parties have the right to file an appeal of the District Court's decision, and the Arbitration Award may ultimately be upheld by the courts of the Netherlands.  If the Swatch Parties assert their right to appeal, which expires on June 4, 2015, Registrant’s management expects that the annulment action will not be ultimately resolved for at least 18 months.

If the Arbitration Award is finally annulled, management anticipates that the claims and counterclaims that formed the basis of the Arbitration, and potentially additional claims and counterclaims, will be litigated in court proceedings between and among the Swatch Parties and the Tiffany Parties. The identity and location of the courts that would hear such actions have not been determined at this time. Management also anticipates that the Tiffany Parties would seek the return of the amounts paid by them under the Arbitration Award in court proceedings.

In any litigation regarding the claims and counterclaims that formed the basis of the arbitration, issues of liability and damages will be pled and determined without regard to the findings of the arbitral panel. As such, it is possible that the court could find that the Swatch Parties were in material breach of their obligations under the Agreements, that the Tiffany Parties were in material breach of their obligations under the Agreements or that neither the Swatch Parties nor the Tiffany Parties were in material breach. If the Swatch Parties’ claims of liability were accepted by the court, the damages award cannot be reasonably estimated at this time, but could exceed the Arbitration Damages and could have a material adverse effect on the Registrant’s consolidated financial statements or liquidity.

Although the District Court has issued a decision in favor of the Tiffany Parties, an amount will only be recorded for any return of amounts paid under the Arbitration Award when the District’s Court decision is final (i.e., after any right of appeal has been exhausted) and return of these amounts is deemed probable and collection is reasonably assured. As such, the Company has not recorded any amounts in its consolidated financial statements related to the District Court’s decision.

Additionally, management has not established any accrual in the Company's consolidated financial statements for the year ended January 31, 2015 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

Royalties payable to the Tiffany Parties by Watch Company under the Agreements were not significant in any year and watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2013 and 2012.

The Company is proceeding with plans to design, produce, market and distribute TIFFANY & CO. brand watches through certain of its Swiss subsidiaries. Management expects to introduce new TIFFANY & CO. brand watches in April 2015. The effective development and growth of this watch business has required and will continue to require additional resources and involves risks and uncertainties.

Other Litigation Matters. The Company is from time to time involved in routine litigation incidental to the conduct of its business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of patents and other intellectual property rights by the Company, litigation instituted by persons alleged to have been injured upon premises under the Company's control and litigation with present and former employees and customers. Although litigation with present and former employees is routine and incidental to the conduct of the Company's business, as well as for any business employing significant numbers of employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions claiming discrimination on the basis of age, gender, race, religion, disability or other legally-protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, the

TIFFANY & CO.

Company believes that all such litigation currently pending to which it is a party or to which its properties are subject will be resolved without any material adverse effect on the Company's financial position, earnings or cash flows.

Environmental Matter

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

The Company, which operated a silverware manufacturing facility on a tributary of the River from approximately 1897 to 1985, is one of more than 300 parties (the "Potentially Responsible Parties") designated by the EPA as potentially responsible parties with respect to the River. Of these parties, the Company, along with approximately 70 other Potentially Responsible Parties (collectively, the “Cooperating Parties Group” or “CPG”) voluntarily entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA in May 2007 to perform a Remedial Investigation/Feasibility Study (the “RI/FS”) of the lower 17 miles of the River. In June 2012, the CPG voluntarily entered into a second AOC related to focused remediation actions at Mile 10.9 of the River. The actions under the Mile 10.9 AOC are substantially complete, and the RI/FS under the 2007 AOC is expected to be substantially complete no earlier than April 15, 2015. The Company has accrued for its financial obligations under both AOCs, which have not been material to its financial position or results of operations in previous financial periods or on a cumulative basis.

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

The Remedial Investigation portion of the RI/FS was submitted to the EPA on February 19, 2015, and the Company expects that the Feasibility Study portion of the RI/FS will be submitted to the EPA no earlier than April 15, 2015. The Company expects that the RI/FS will be reviewed and subject to comment by the EPA and other governmental agencies and stakeholders, with the EPA ultimately issuing a Record of Decision identifying a proposed remediation approach. With respect to the FFS, the Company expects that the EPA will, after review of the comments, identify and negotiate with any or all of the potentially responsible parties regarding any remediation action that may be necessary, and ultimately issue a Record of Decision with a proposed remediation approach.

Until one or more Records of Decision are issued, neither the ultimate remedial approaches and their costs, nor the Company’s participation, if any, relative to the other potentially responsible parties in these approaches and costs, can be determined. As such, the Company’s obligations, if any, beyond those already recorded for the 2007 AOC and the Mile 10.9 AOC cannot be identified or estimated at this time, and the Company has therefore not recorded any additional liability related to this matter. In light of the number of companies in the CPG participating in the 2007 AOC and the Mile 10.9 AOC and the Company’s relative participation in the costs related thereto, the Company does not expect that its ultimate liability, if any, related to these matters will be material to its financial position. However, it is possible that, when the uncertainties discussed above are resolved, such liability could be material to its results of operations or cash flows in the period in which such uncertainties are resolved.

TIFFANY & CO.

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

K.	RELATED PARTIES

The Company's Chairman of the Board (and Chief Executive Officer through March 31, 2015) is a member of the Board of Directors of The Bank of New York Mellon, but will not stand for re-election at its upcoming annual meeting of stockholders scheduled to be held on April 14, 2015. The Bank of New York Mellon serves as the Company's trustee for its Senior Notes due in 2024 and 2044, participates as a co-syndication agent and lender for its New Credit Facilities, served as the lead bank for its Previously Existing Credit Facilities, provides other general banking services and serves as the trustee and an investment manager for the Company's pension plan. Fees paid to the bank for services rendered and interest on debt amounted to $1,254,000, $1,569,000 and $1,658,000 in 2014, 2013 and 2012.

L.    STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

	January 31,
(in thousands)	2015	2014
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(76,284)	$16,846
Unrealized gain on marketable securities	1,912	2,677
Deferred hedging loss	(5,399)	(6,607)
Net unrealized loss on benefit plans	(210,691)	(71,464)
	$(290,462)	$(58,548)

TIFFANY & CO.

Additions to and reclassifications out of accumulated other comprehensive (loss) earnings are as follows:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Foreign currency translation adjustments	$(101,900)	$(31,742)	$(11,567)
Income tax benefit	8,770	4,524	6,422
Foreign currency adjustments, net of tax	(93,130)	(27,218)	(5,145)
Unrealized (loss) gain on marketable securities	(870)	1,234	2,640
Reclassification for loss included in net earnings [a]	—	—	6
Income tax benefit (expense)	105	(406)	(927)
Unrealized (loss) gain on marketable securities, net of tax	(765)	828	1,719
Unrealized gain (loss) on hedging instruments	14,620	8,716	(4,439)
Reclassification adjustment for (gain) loss included in net earnings [b]	(13,017)	(13,950)	12,168
Income tax (expense) benefit	(395)	1,834	(2,207)
Unrealized gain (loss) on hedging instruments, net of tax	1,208	(3,400)	5,522
Prior service cost	(477)	—	—
Net actuarial (loss) gain	(234,669)	86,310	(34,520)
Amortization of net loss included in net earnings [c]	13,144	19,217	15,993
Amortization of prior service (credit) cost included in net earnings [c]	(407)	313	356
Income tax benefit (expense)	83,182	(40,723)	7,330
Net unrealized (loss) gain on benefit plans, net of tax	(139,227)	65,117	(10,841)
Total other comprehensive (loss) earnings, net of tax	$(231,914)	$35,327	$(8,745)

[a]	These losses are reclassified into Other income, net.

[b]	These (gains) losses are reclassified into Interest expense and financing costs and Cost of sales (see "Note H - Hedging Instruments" for additional details).

[c]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note N - Employee Benefit Plans" for additional details).

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

In March 2014, the Company's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $300,000,000 of its Common Stock through open market transactions. Purchases are executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within

TIFFANY & CO.

the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The program will expire on March 31, 2017.

The Company's share repurchase activity was as follows:

	Years Ended January 31,
(in thousands, except per share amounts)	2015	2014	2013
Cost of repurchases	$27,028	$—	$54,107
Shares repurchased and retired	301	—	813
Average cost per share	$89.91	$—	$66.54

At January 31, 2015, $272,972,000 remained available for share repurchases under this authorization.

Cash Dividends

The Company's Board of Directors declared quarterly dividends which, on an annual basis, totaled $1.48, $1.34 and $1.25 per share of Common Stock in 2014, 2013 and 2012.

On February 19, 2015, the Company's Board of Directors declared a quarterly dividend of $0.38 per share of Common Stock. This dividend will be paid on April 10, 2015 to stockholders of record on March 20, 2015.

M.        STOCK COMPENSATION PLANS

The Company has two stock compensation plans under which awards may be made: the Employee Incentive Plan and the Directors Option Plan, both of which were approved by the stockholders. No award may be made under the Employee Incentive Plan after May 22, 2024 or under the Directors Option Plan after May 15, 2018.

Under the Employee Incentive Plan, the maximum number of common shares authorized for issuance was 8,650,000. Awards may be made to employees of the Company or its related companies in the form of stock options, stock appreciation rights, shares of stock (or rights to receive shares of stock) and cash. Awards made in the form of non-qualified stock options, tax-qualified incentive stock options or stock appreciation rights have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair market value.

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

TIFFANY & CO.

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

	Years Ended January 31,
	2015	2014	2013
Dividend yield	1.3%	1.2%	1.6%
Expected volatility	30.2%	39.6%	42.2%
Risk-free interest rate	1.5%	1.4%	1.0%
Expected term in years	5	5	6

A summary of the option activity for the Company's stock option plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2014	2,322,145	$55.63	6.62	$65,033
Granted	479,378	88.32
Exercised	(939,321)	45.67
Forfeited/canceled	(170,150)	72.08
Outstanding at January 31, 2015	1,692,052	$68.76	7.38	$32,288
Exercisable at January 31, 2015	850,767	$56.02	5.79	$26,866

The weighted-average grant-date fair value of options granted for the years ended January 31, 2015, 2014 and 2013 was $22.25, $29.11 and $21.78. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended January 31, 2015, 2014 and 2013 was $44,128,000, $39,542,000 and $14,359,000.

TIFFANY & CO.

A summary of the activity for the Company's RSUs is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2014	742,302	$63.33
Granted	252,339	90.68
Vested	(297,909)	92.65
Forfeited	(115,103)	68.87
Non-vested at January 31, 2015	581,629	$75.46

A summary of the activity for the Company's PSUs is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2014	879,038	$63.27
Granted	210,477	82.88
Vested	(91,815)	56.95
Forfeited/canceled	(305,223)	61.61
Non-vested at January 31, 2015	692,477	$70.80

The weighted-average grant-date fair value of RSUs granted for the years ended January 31, 2014 and 2013 was $68.66 and $66.18. The weighted-average grant-date fair value of PSUs granted for the years ended January 31, 2014 and 2013 was $83.73 and $59.85.

As of January 31, 2015, there was $69,092,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Employee Incentive Plan and Directors Option Plan. The expense is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of RSUs vested during the years ended January 31, 2015, 2014 and 2013 was $27,711,000, $26,497,000 and $21,752,000. The total fair value of PSUs vested during the years ended January 31, 2015, 2014 and 2013 was $8,071,000, $10,192,000 and $20,340,000.

Total compensation cost for stock-based compensation awards recognized in income and the related income tax benefit was $26,451,000 and $8,879,000 for the year ended January 31, 2015, $32,188,000 and $11,434,000 for the year ended January 31, 2014 and $26,938,000 and $9,541,000 for the year ended January 31, 2013. Total stock-based compensation cost capitalized in inventory was not significant.

N.	EMPLOYEE BENEFIT PLANS

Pensions and Other Postretirement Benefits

The Company maintains the following pension plans: a noncontributory defined benefit pension plan qualified in accordance with the Internal Revenue Service Code ("Qualified Plan") covering substantially all U.S. employees hired before January 1, 2006, a non-qualified unfunded retirement income plan ("Excess Plan") covering certain U.S. employees hired before January 1, 2006 and affected by Internal Revenue Service Code compensation limits, a non-qualified unfunded Supplemental Retirement Income Plan ("SRIP") covering certain executive officers of the Company hired before January 1, 2006 and noncontributory defined benefit pension plans in certain of its international locations ("Other Plans").

TIFFANY & CO.

Qualified Plan benefits are based on (i) average compensation in the highest paid five years of the last 10 years of employment ("average final compensation") and (ii) the number of years of service. Participants with at least 10 years of service who retire after attaining age 55 may receive reduced retirement benefits. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash contribution was required in 2014 and none is required in 2015 to meet the minimum funding requirements of the Employee Retirement Income Security Act. The Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan, and did not make such contributions in 2014 and currently does not anticipate making such contributions in 2015. This expectation is subject to change based on management’s assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions.

The Qualified Plan, Excess Plan and SRIP exclude all employees hired on or after January 1, 2006. Instead, employees hired on or after January 1, 2006 will be eligible to receive a defined contribution retirement benefit under the Employee Profit Sharing and Retirement Savings ("EPSRS") Plan (see "Employee Profit Sharing and Retirement Savings Plan" below). Employees hired before January 1, 2006 will continue to be eligible for and accrue benefits under the Qualified Plan.

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

The SRIP supplements the Qualified Plan, Excess Plan and Social Security by providing additional payments upon a participant's retirement. SRIP benefits are determined by a percentage of average final compensation; this percentage increases as specified service plateaus are achieved. Benefits payable under the Qualified Plan, Excess Plan and Social Security offset benefits payable under the SRIP. Under the SRIP, benefits vest when a participant both (i) attains age 55 while employed by the Company and (ii) has provided at least 10 years of service. In certain limited circumstances, early vesting can occur due to a change in control. Benefits under the SRIP are forfeited if benefits under the Excess Plan are forfeited.

Benefits for the Other Plans are typically based on monthly eligible compensation and the number of years of service. Benefits are typically payable in a lump sum upon retirement, termination, resignation or death if the participant has completed the requisite service period.

The Company accounts for pension expense using the projected unit credit actuarial method for financial reporting purposes. The actuarial present value of the benefit obligation is calculated based on the expected date of separation or retirement of the Company's eligible employees.

The Company provides certain health-care and life insurance benefits ("Other Postretirement Benefits") for certain retired employees and accrues the cost of providing these benefits throughout the employees' active service period until they attain full eligibility for those benefits. Substantially all of the Company's U.S. full-time employees, hired on or before March 31, 2012, may become eligible for these benefits if they reach normal or early retirement age while working for the Company. The cost of providing postretirement health-care benefits is shared by the retiree and the Company, with retiree contributions evaluated annually and adjusted in order to maintain the Company/retiree cost-sharing target ratio. The life insurance benefits are noncontributory. The Company's employee and retiree health-care benefits are

TIFFANY & CO.

administered by an insurance company, and premiums on life insurance are based on prior years' claims experience.

Obligations and Funded Status

The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the pension and other postretirement benefit plans as of the measurement date:

	January 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$615,870	$631,538	$54,723	$65,723
Service cost	16,894	19,127	2,327	2,791
Interest cost	28,253	27,005	2,646	2,762
Participants' contributions	—	—	1,468	1,638
Amendments	817	—	—	—
MMA retiree drug subsidy	—	—	119	97
Actuarial loss (gain)	202,345	(40,130)	34,867	(15,131)
Benefits paid	(20,247)	(19,794)	(3,262)	(3,157)
Translation	(2,232)	(1,876)	—	—
Benefit obligation at end of year	841,700	615,870	92,888	54,723
Change in plan assets:
Fair value of plan assets at beginning of year	397,430	331,181	—	—
Actual return on plan assets	26,104	53,276	—	—
Employer contribution	2,758	32,767	1,675	1,422
Participants' contributions	—	—	1,468	1,638
MMA retiree drug subsidy	—	—	119	97
Benefits paid	(20,247)	(19,794)	(3,262)	(3,157)
Fair value of plan assets at end of year	406,045	397,430	—	—
Funded status at end of year	$(435,655)	$(218,440)	$(92,888)	$(54,723)

Actuarial losses in 2014 reflect decreases in the discount rates for all plans, and for the U.S. plans, also reflect the impact of adopting updated mortality assumptions issued by the Society of Actuaries in October 2014.

TIFFANY & CO.

The following tables provide additional information regarding the Company's pension plans' projected benefit obligations and assets (included in pension benefits in the table above) and accumulated benefit obligation:

	January 31, 2015
(in thousands)	Qualified	Excess/SRIP	Other	Total
Projected benefit obligation	$693,350	$133,136	$15,214	$841,700
Fair value of plan assets	406,045	—	—	406,045
Funded status	$(287,305)	$(133,136)	$(15,214)	$(435,655)
Accumulated benefit obligation	$620,632	$97,425	$12,590	$730,647

	January 31, 2014
(in thousands)	Qualified	Excess/SRIP	Other	Total
Projected benefit obligation	$501,178	$99,380	$15,312	$615,870
Fair value of plan assets	397,430	—	—	397,430
Funded status	$(103,748)	$(99,380)	$(15,312)	$(218,440)
Accumulated benefit obligation	$450,255	$70,847	$12,814	$533,916

At January 31, 2015, the Company had a current liability of $4,325,000 and a non-current liability of $524,218,000 for pension and other postretirement benefits. At January 31, 2014, the Company had a current liability of $5,051,000 and a non-current liability of $268,112,000 for pension and other postretirement benefits.

Amounts recognized in accumulated other comprehensive loss consist of:

	January 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2015	2014	2015	2014
Net actuarial loss (gain)	$311,216	$124,542	$32,370	$(2,477)
Prior service cost (credit)	872	661	(3,725)	(4,398)
Total before tax	$312,088	$125,203	$28,645	$(6,875)

The estimated pre-tax amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost within the next 12 months is as follows:

(in thousands)	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$29,690	$1,590
Prior service credit	(7)	(687)
	$29,683	$903

TIFFANY & CO.

Components of Net Periodic Benefit Cost and
Other Amounts Recognized in Other Comprehensive Earnings

	Years Ended January 31,
	Pension Benefits			Other Postretirement Benefits
(in thousands)	2015	2014	2013	2015	2014	2013
Service cost	$16,894	$19,127	$18,058	$2,327	$2,791	$2,382
Interest cost	28,253	27,005	26,796	2,646	2,762	2,839
Expected return on plan assets	(23,630)	(22,240)	(20,416)	—	—	—
Amortization of prior service cost	273	972	1,015	(673)	(659)	(659)
Amortization of net loss	13,124	19,010	15,964	20	212	29
Net periodic benefit cost	34,914	43,874	41,417	4,320	5,106	4,591

Net actuarial loss (gain)	199,802	(71,179)	34,080	34,867	(15,131)	440
Recognized actuarial loss	(13,124)	(19,005)	(15,964)	(20)	(212)	(29)
Prior service cost	477	—	—	—	—	—
Recognized prior service (cost) credit	(266)	(972)	(1,015)	673	659	659
Total recognized in other comprehensive earnings	186,889	(91,156)	17,101	35,520	(14,684)	1,070
Total recognized in net periodic benefit cost and other comprehensive earnings	$221,803	$(47,282)	$58,518	$39,840	$(9,578)	$5,661

Assumptions

Weighted-average assumptions used to determine benefit obligations:

	January 31,
	2015	2014
Discount rate:
Qualified Plan	3.75%	4.75%
Excess Plan/SRIP	3.75%	5.00%
Other Plans	1.12%	1.25%
Other Postretirement Benefits	3.50%	5.00%
Rate of increase in compensation:
Qualified Plan	2.75%	2.75%
Excess Plan	4.25%	4.25%
SRIP	7.25%	7.25%
Other Plans	1.22%	1.00%

TIFFANY & CO.

Weighted-average assumptions used to determine net periodic benefit cost:

	Years Ended January 31,
	2015	2014	2013
Discount rate:
Qualified Plan	4.75%	4.50%	5.00%
Excess Plan/SRIP	5.00%	4.50%	5.00%
Other Plans	1.81%	1.25%	1.50%
Other Postretirement Benefits	5.00%	4.50%	5.25%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation:
Qualified Plan	2.75%	2.75%	2.75%
Excess Plan	4.25%	4.25%	4.25%
SRIP	7.25%	7.25%	7.25%
Other Plans	1.33%	1.00%	1.00%

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

For postretirement benefit measurement purposes, 7.50% (for pre-age 65 retirees) and 6.50% (for post-age 65 retirees) annual rates of increase in the per capita cost of covered health care were assumed for 2015. The rates were assumed to decrease gradually to 4.75% by 2023 and remain at that level thereafter.

Assumed health-care cost trend rates affect amounts reported for the Company's postretirement health-care benefits plan. A one-percentage-point increase in the assumed health-care cost trend rate would increase the Company's accumulated postretirement benefit obligation by approximately $6,200,000 for the year ended January 31, 2015. Decreasing the assumed health-care cost trend rate by one-percentage point would decrease the Company's accumulated postretirement benefit obligation by approximately $4,200,000 for the year ended January 31, 2015. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the Company's aggregate service and interest cost components of the 2014 postretirement expense.

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

TIFFANY & CO.

The fair value of the Qualified Plan's assets at January 31, 2015 and 2014 by asset category is as follows:

	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in thousands)	January 31, 2015	Level 1	Level 2	Level 3
Equity securities:
Common/collective trusts [a]	$288,480	$—	$288,480	$—
Fixed income securities:
Government bonds	27,714	23,603	4,111	—
Corporate bonds	33,882	—	33,882	—
Mortgage obligations	37,012	—	37,012	—
Other types of investments:
Limited partnerships	18,957	—	—	18,957
	$406,045	$23,603	$363,485	$18,957

	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in thousands)	January 31, 2014	Level 1	Level 2	Level 3
Equity securities:
Common/collective trusts [a]	$293,484	$—	$293,484	$—
Fixed income securities:
Government bonds	28,773	24,428	4,345	—
Corporate bonds	28,318	—	28,318	—
Mortgage obligations	32,457	—	32,457	—
Other types of investments:
Limited partnerships	14,398	—	—	14,398
	$397,430	$24,428	$358,604	$14,398

*	See "Note I - Fair Value of Financial Instruments" for a description of the levels of inputs.

[a]	Common/collective trusts include investments in U.S. and international large, middle and small capitalization equities.

TIFFANY & CO.

The changes in fair value of the Qualified Plan's Level 3 assets is as follows:

(in thousands)	Limited partnerships
January 31, 2013	$14,655
Unrealized loss, net	(313)
Realized gain, net	1,643
Purchases	1,856
Settlements	(3,443)
January 31, 2014	14,398
Unrealized gain, net	1,376
Realized gain, net	633
Purchases	5,609
Settlements	(3,059)
January 31, 2015	$18,957

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

Benefit Payments

The Company expects the following future benefit payments to be paid:

Years Ending January 31,	Pension Benefits (in thousands)	Other Postretirement Benefits (in thousands)
2016	$20,610	$1,734
2017	21,596	1,741
2018	23,711	1,760
2019	24,661	1,772
2020	25,548	1,821
2021-2025	162,567	10,707

Employee Profit Sharing and Retirement Savings ("EPSRS") Plan

The Company maintains an EPSRS Plan that covers substantially all U.S.-based employees. Under the profit-sharing feature of the EPSRS Plan, the Company made contributions, in the form of newly-issued Company Common Stock through 2014, to the employees' accounts based on the achievement of certain targeted earnings objectives established by, or as otherwise determined by, the Company's Board of Directors. Beginning in 2015, these contributions will be made in cash. The Company recorded expense

TIFFANY & CO.

of $3,075,000 in 2014, $3,925,000 in 2013 and recorded no expense in 2012. Under the retirement savings feature of the EPSRS Plan, employees who meet certain eligibility requirements may participate by contributing up to 50% of their annual compensation beginning in 2012, not to exceed Internal Revenue Service limits, and the Company may provide up to a 50% matching cash contribution up to 6% of each participant's total compensation. The Company recorded expense of $7,735,000, $7,088,000 and $7,278,000 in 2014, 2013 and 2012. Contributions to both features of the EPSRS Plan are made in the following year.

Under the profit-sharing feature of the EPSRS Plan, for contributions made in the Company's stock, the Company's stock contribution is required to be maintained in such stock until the employee has two or more years of service, at which time the employee may diversify his or her Company stock account into other investment options provided under the plan. For contributions made in cash, the contribution is allocated within the participant's account based on their investment elections under the EPSRS Plan. If the participant has made no election, the contribution will be invested in the appropriate default target fund as determined by each participant's date of birth. Under the retirement savings portion of the EPSRS Plan, the employees have the ability to elect to invest their contribution and the matching contribution in Company stock. At January 31, 2015, investments in Company stock represented 26% of total EPSRS Plan assets.

The EPSRS Plan provides a defined contribution retirement benefit ("DCRB") to eligible employees hired on or after January 1, 2006. Under the DCRB, the Company makes contributions each year to each employee's account at a rate based upon age and years of service. These contributions are deposited into individual accounts in each employee's name to be invested in a manner similar to the retirement savings portion of the EPSRS Plan. The Company recorded expense of $4,584,000, $3,640,000 and $3,387,000 in 2014, 2013 and 2012.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for directors, executives and certain management employees, whereby eligible participants may defer a portion of their compensation for payment at specified future dates, upon retirement, death or termination of employment. This plan also provides for an excess defined contribution retirement benefit ("Excess DC benefit") for certain eligible executives and management employees, hired on or after January 1, 2006. The Excess DC benefit is credited to the eligible employee's account, based on the compensation paid to the employee in excess of the IRS limits for contribution under the DCRB Plan. Under the plan, the deferred compensation is adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. The amounts accrued under the plans were $27,087,000 and $27,828,000 at January 31, 2015 and 2014, and are reflected in other long-term liabilities. The Company does not promise or guarantee any rate of return on amounts deferred.

O.        INCOME TAXES

Earnings from operations before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2015	2014	2013
United States	$484,467	$65,164	$510,853
Foreign	253,070	189,702	132,723
	$737,537	$254,866	$643,576

TIFFANY & CO.

The settlement of the Arbitration Award, as discussed in "Note J - Commitments and Contingencies", resulted in a significant change in the composition of geographical earnings from operations for the year ended January 31, 2014. This change resulted in a lower effective tax rate for the year ended January 31, 2014 because of lower tax rates on foreign earnings.

Components of the provision for income taxes were as follows:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Current:
Federal	$130,901	$39,028	$167,462
State	18,193	9,897	28,461
Foreign	66,552	52,427	50,778
	215,646	101,352	246,701
Deferred:
Federal	25,156	(28,640)	378
State	13,217	(2,265)	223
Foreign	(661)	3,050	(19,883)
	37,712	(27,855)	(19,282)
	$253,358	$73,497	$227,419

Reconciliations of the provision for income taxes at the statutory Federal income tax rate to the Company's effective income tax rate were as follows:

	Years Ended January 31,
	2015	2014	2013
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.8	2.0	3.0
Foreign losses with no tax benefit	0.7	1.3	0.5
Undistributed foreign earnings	(4.2)	(7.8)	(3.4)
Net change in uncertain tax positions	0.3	0.5	0.9
Domestic manufacturing deduction	(1.3)	(2.5)	(1.4)
Other	1.1	0.3	0.7
	34.4%	28.8%	35.3%

The Company has the intent to indefinitely reinvest any undistributed earnings of substantially all foreign subsidiaries. As of January 31, 2015 and 2014, the Company has not provided deferred taxes on approximately $612,000,000 and $542,000,000 of undistributed earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. U.S. Federal income taxes of approximately $107,000,000 and $98,000,000 would be incurred if these earnings were distributed.

TIFFANY & CO.

Deferred tax assets (liabilities) consisted of the following:

	January 31,
(in thousands)	2015	2014
Deferred tax assets:
Pension/postretirement benefits	$203,045	$106,585
Accrued expenses	36,441	38,141
Share-based compensation	17,280	22,719
Depreciation	14,406	52,530
Amortization	11,415	11,305
Foreign and state net operating losses	22,911	27,806
Sale-leaseback	36,321	47,900
Inventory	72,715	66,227
Financial hedging instruments	14,050	14,141
Unearned income	11,188	11,407
Other	37,018	37,052
	476,790	435,813
Valuation allowance	(16,232)	(17,693)
	460,558	418,120
Deferred tax liabilities:
Foreign tax credit	(34,744)	(40,246)
Net deferred tax asset	$425,814	$377,874

The Company has recorded a valuation allowance against certain deferred tax assets related to foreign net operating loss carryforwards where management has determined it is more likely than not that deferred tax assets will not be realized in the future. The overall valuation allowance relates to tax loss carryforwards and temporary differences for which no benefit is expected to be realized. Tax loss carryforwards of approximately $98,000,000 exist in certain foreign jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from 2015 through 2022.

The following table reconciles the unrecognized tax benefits:

			January 31,
(in thousands)	2015	2014	2013
Unrecognized tax benefits at beginning of year	$27,626	$28,217	$25,509
Gross increases – tax positions in prior period	960	345	4,426
Gross decreases – tax positions in prior period	(5,395)	(391)	(1,713)
Gross increases – tax positions in current period	105	115	156
Settlements	(14,837)	(284)	—
Lapse of statute of limitations	(126)	(376)	(161)
Unrecognized tax benefits at end of year	$8,333	$27,626	$28,217

Included in the balance of unrecognized tax benefits at January 31, 2015, 2014 and 2013 are $5,251,000, $18,748,000 and $17,564,000 of tax benefits that, if recognized, would affect the effective income tax rate.

TIFFANY & CO.

The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income taxes. During the years ended January 31, 2015, 2014 and 2013, the Company recognized approximately $1,802,000, $1,874,000 and $650,000 of expense associated with interest and penalties. Accrued interest and penalties are included within accounts payable and accrued liabilities and other long-term liabilities, and were $6,010,000 and $9,752,000 at January 31, 2015 and 2014.

At January 31, 2015, the Company's gross uncertain tax positions and the associated accrued interest and penalties decreased $19,293,000 and $3,742,000, respectively, from January 31, 2014 primarily as a result of the settlement of an audit conducted by the Internal Revenue Service ("IRS"). These decreases were primarily a result of payments due to federal and state taxing authorities. The effect of this settlement on the Consolidated Statements of Earnings was not material for the year ended
January 31, 2015.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2012), as well as an audit that is being conducted by the IRS (tax years 2010–2012). Tax years from 2006–present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of January 31, 2015, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

P.        SEGMENT INFORMATION

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

TIFFANY & CO.

Certain information relating to the Company's segments is set forth below:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Net sales:
Americas	$2,033,453	$1,926,864	$1,839,969
Asia-Pacific	1,025,169	944,676	810,420
Japan	554,258	578,571	639,185
Europe	497,287	469,784	432,167
Total reportable segments	4,110,167	3,919,895	3,721,741
Other	139,746	111,235	72,508
	$4,249,913	$4,031,130	$3,794,249
Earnings (losses) from operations*:
Americas	$435,507	$374,342	$345,917
Asia-Pacific	281,586	244,142	188,510
Japan	195,985	215,582	204,510
Europe	107,806	101,153	90,955
Total reportable segments	1,020,884	935,219	829,892
Other	7,610	(649)	(6,254)
	$1,028,494	$934,570	$823,638

*
Represents earnings (losses) from operations before (i) unallocated corporate expenses, (ii) interest expense, financing costs and other income, net, (iii) loss on extinguishment of debt, and (iv) other operating expenses.

The Company's Chief Operating Decision Maker does not evaluate the performance of the Company's assets on a segment basis for internal management reporting and, therefore, such information is not presented.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Earnings from operations for segments	$1,028,494	$934,570	$823,638
Unallocated corporate expenses	(137,065)	(140,651)	(126,421)
Interest expense, financing costs and other income, net	(60,113)	(49,463)	(53,641)
Loss on extinguishment of debt	(93,779)	—	—
Other operating expense	—	(489,590)	—
Earnings from operations before income taxes	$737,537	$254,866	$643,576

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

TIFFANY & CO.

Loss on extinguishment of debt in the year ended January 31, 2015 was related to the redemption of $400,000,000 in aggregate principal amount of the Private Placement Notes prior to their scheduled maturities (see "Note G - Debt" for additional details).
Other operating expense in the year ended January 31, 2014 was related to specific cost-reduction initiatives and the Arbitration Award. See "Note J - Commitments and Contingencies."

Sales to unaffiliated customers and long-lived assets by geographic areas were as follows:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Net sales:
United States	$1,870,843	$1,770,731	$1,696,502
Japan	554,258	578,571	639,185
Other countries	1,824,812	1,681,828	1,458,562
	$4,249,913	$4,031,130	$3,794,249
Long-lived assets:
United States	$680,080	$632,907	$630,805
Japan	24,407	21,571	28,971
Other countries	239,257	241,951	200,480
	$943,744	$896,429	$860,256

Classes of Similar Products

	Years Ended January 31,
(in thousands)	2015	2014	2013
Net sales:
Statement, fine & solitaire jewelry	$930,155	$916,804	$749,097
Engagement jewelry & wedding bands	1,245,101	1,182,226	1,132,757
Fashion jewelry	1,755,233	1,618,194	1,581,648
All other	319,424	313,906	330,747
	$4,249,913	$4,031,130	$3,794,249

Certain reclassifications have been made to the prior years' classes of similar products to conform with management's current internal analysis of product sales.

TIFFANY & CO.

Q.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014 Quarters Ended
(in thousands, except per share amounts)	April 30	July 31	October 31 [a]	January 31
Net sales	$1,012,132	$992,930	$959,589	$1,285,262
Gross profit	589,526	595,163	570,871	781,615
Earnings from operations	209,793	208,521	168,491	304,624
Net earnings	125,609	124,120	38,268	196,182
Net earnings per share:
Basic	$0.97	$0.96	$0.30	$1.52
Diluted	$0.97	$0.96	$0.29	$1.51

[a]
On a pre-tax basis, includes a charge of $93,779,000 for the quarter ended October 31, which reduced net earnings per diluted share by $0.47, associated with the redemption of $400,000,000 in aggregate principal amount of the Private Placement Notes prior to their scheduled maturities (see "Note G - Debt").

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

[a]
On a pre-tax basis, includes charges of $9,379,000 for the quarter ended April 30, which reduced net earnings per diluted share by $0.05, associated with severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered (see "Note J - Commitments and Contingencies").

[b]
On a pre-tax basis, includes charges of $480,211,000 for the quarter ended January 31, related to the adverse arbitration ruling between The Swatch Group Ltd. and the Company (see "Note J - Commitments and Contingencies") and pre-tax income of $7,489,000 associated with foreign currency transaction gains on this expense. This reduced net earnings per diluted share by $2.27 when using weighted-average diluted shares of 129,283,000, which include 1,091,000 of incremental shares based upon the assumed exercise of stock options and unvested restricted stock units.

Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

TIFFANY & CO.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 9A. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the Registrant's chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

In the ordinary course of business, the Registrant reviews its system of internal control over financial reporting and makes changes to its systems and processes to improve controls and increase efficiency, while ensuring that the Registrant maintains an effective internal control environment. Changes may include activities such as implementing new, more efficient systems and automating manual processes. In 2014, the Registrant implemented a new warehouse management system in its centralized distribution center that handles worldwide store replenishment.

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

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is shown on page K-49. The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with financial management and the independent registered public accounting firm to discuss specific accounting, financial reporting and internal control matters. Both the independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee. Each year the Audit Committee selects the firm that is to perform audit services for the Company.

Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2015 based on criteria in Internal Control - Integrated Framework issued by the COSO. The effectiveness of the Company's internal control over financial reporting as of January 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown on page K-49.

/s/ Michael J. Kowalski
Chairman of the Board and Chief Executive Officer

/s/ Ralph Nicoletti
Executive Vice President and Chief Financial Officer

Item 9B. Other Information.

NONE

TIFFANY & CO.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the sections titled "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers of the Company," "Item 1. Election of the Board," and "Board of Directors and Corporate Governance" in Registrant's Proxy Statement dated April 10, 2015.

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

See Registrant's Proxy Statement dated April 10, 2015, for additional information within the section titled "Business Conduct Policy and Code of Ethics."

Item 11. Executive Compensation.

Incorporated by reference from the section titled "Board of Directors and Corporate Governance" and "Compensation of the CEO and Other Executive Officers" in Registrant's Proxy Statement dated April 10, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the section titled "Ownership of the Company" and "Compensation of the CEO and Other Executive Officers" in Registrant's Proxy Statement dated April 10, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the sections titled "Executive Officers of the Company" and "Board of Directors and Corporate Governance" in Registrant's Proxy Statement dated April 10, 2015.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference from the section titled "Relationship with Independent Registered Public Accounting Firm" in Registrant's Proxy Statement dated April 10, 2015.

TIFFANY & CO.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Documents Filed As Part of This Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of January 31, 2015 and 2014.

Consolidated Statements of Earnings for the years ended January 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Earnings for the years ended January 31, 2015, 2014 and 2013.

Consolidated Statements of Stockholders' Equity for the years ended January 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended January 31, 2015, 2014 and 2013.

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

Date: March 20, 2015	TIFFANY & CO.
(Registrant)

By: /s/ Michael J. Kowalski
Michael J. Kowalski
Chairman of the Board and
Chief Executive Officer

TIFFANY & CO.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Michael J. Kowalski	By:	/s/ Ralph Nicoletti
	Michael J. Kowalski		Ralph Nicoletti
	Chairman of the Board and		Executive Vice President,
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer) (Director)		(Principal Financial Officer)

By:	/s/ Frederic Cumenal	By:	/s/ John S. Barresi
	Frederic Cumenal		John S. Barresi
	President		Vice President, Controller
	(Director)		(Principal Accounting Officer)

By:	/s/ Rose Marie Bravo	By:	/s/ Gary E. Costley
	Rose Marie Bravo		Gary E. Costley
	Director		Director

By:	/s/ Lawrence K. Fish	By:	/s/ Abby F. Kohnstamm
	Lawrence K. Fish		Abby F. Kohnstamm
	Director		Director

By:	/s/ Charles K. Marquis	By:	/s/ Peter W. May
	Charles K. Marquis		Peter W. May
	Director		Director

By:	/s/ William A. Shutzer	By:	/s/ Robert S. Singer
	William A. Shutzer		Robert S. Singer
	Director		Director

March 20, 2015

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

4.5
Indenture, dated September 25, 2014, among Registrant, as issuer, and The Bank of New York Mellon Trust Company, as trustee. Incorporated by reference from Exhibit 4.5 to Registrant’s Report on Form 8-K dated September 26, 2014.

4.6
Supplemental Indenture No. 1, dated September 25, 2014, among Registrant, as issuer, certain subsidiaries of Registrant, as guarantors thereto, and The Bank of New York Mellon Trust Company, as trustee. Incorporated by reference from Exhibit 4.6 to Registrant’s Report on Form 8-K dated September 26, 2014.

4.7
Supplemental Indenture No. 2, dated September 25, 2014, among Registrant, as issuer, certain subsidiaries of Registrant, as guarantors thereto, and The Bank of New York Mellon Trust Company, as trustee. Incorporated by reference from Exhibit 4.7 to Registrant’s Report on Form 8-K dated September 26, 2014.

4.8
Registration Rights Agreement, dated September 25, 2014, among Registrant, certain subsidiaries of Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co. Incorporated by reference from Exhibit 4.8 to Registrant’s Report on Form 8-K dated September 26, 2014.

4.9	Upon the request of the Securities and Exchange Commission, Registrant will furnish a copy of all instruments defining the rights of holders of all other long-term debt of Registrant.

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

Exhibit No. Description

10.2a
First Addendum to the Ground Lease between Tiffany and Company and River Park Business Center, Inc., dated November 29, 2000. Incorporated by reference from Exhibit 10.145a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005.

10.3
Lease Agreement made as of September 28, 2005 between CLF Sylvan Way LLC and Tiffany and Company, and form of Registrant’s guaranty of such lease. Incorporated by reference from Exhibit 10.149 filed with Registrant’s Report on Form 8-K dated September 23, 2005.

10.4
Four Year Credit Agreement dated as of October 7, 2014 by and among Registrant and each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and Bank of America, N.A., as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.37 filed with Registrant’s Report on Form 8-K dated October 10, 2014.

10.5
Subsidiary Guaranty dated as of October 7, 2014, with respect to the Four Year Credit Agreement (see Exhibit 10.4 above) by and among Tiffany and Company, Tiffany & Co. International, and Tiffany & Co. Japan Inc., as Guarantors, and Bank of America, N.A., as Administrative Agent. Incorporated by reference from Exhibit 10.38 filed with Registrant’s Report on Form 8-K dated October 10, 2014.

10.6
Five Year Credit Agreement dated as of October 7, 2014 by and among Registrant and each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and Bank of America, N.A., as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.39 filed with Registrant’s Report on Form 8-K dated October 10, 2014.

10.7
Subsidiary Guaranty dated as of October 7, 2014, with respect to the Five Year Credit Agreement (see Exhibit 10.6 above) by and among Tiffany and Company, Tiffany & Co. International, and Tiffany & Co. Japan Inc., as Guarantors, and Bank of America, N.A., as Administrative Agent. Incorporated by reference from Exhibit 10.40 filed with Registrant’s Report on Form 8-K dated October 10, 2014.

10.8
Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 25, 2012 by and among Registrant and various institutional note purchasers with respect to Registrant’s $100 million principal amount of 9.05% Series A Senior Notes due December 23, 2015, $150 million principal amount of 4.40% Series B-P Senior Notes due July 25, 2042 and private shelf facility. Incorporated by reference from
Exhibit 10.155 filed with Registrant’s Report on Form 8-K dated July 27, 2012.

10.8a
Amendment dated as of January 14, 2014 to the Amended and Restated Note Purchase and Private Shelf Agreement (see Exhibit 10.8 above) by and among Registrant, and various institutional note purchasers. Incorporated by reference from Exhibit 10.157 filed with Registrant’s Report on Form 8-K dated January 17, 2014.

10.9
Amended and Restated Guaranty Agreement dated as of July 25, 2012 with respect to the Amended and Restated Note Purchase and Private Shelf Agreement (see Exhibit 10.8 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from
Exhibit 10.156 filed with Registrant’s Report on Form 8-K dated July 27, 2012.

TIFFANY & CO.

Exhibit No. Description

10.10
Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 25, 2012 by and among Registrant and various institutional note purchasers with respect to Registrant’s $50 million principal amount of 10.0% Series A Senior Notes due April 9, 2018, $100 million principal amount of 4.40% Series B-M Senior Notes due July 25, 2042 and up to $50 million private shelf facility. Incorporated by reference from
Exhibit 10.159 filed with Registrant’s Report on Form 8-K dated July 27, 2012.

10.10a
Amendment dated as of January 14, 2014 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of July 25, 2012 (see Exhibit 10.10 above), by and among Registrant and various institutional note purchasers. Incorporated by reference from Exhibit 10.161 filed with Registrant’s Report on Form 8-K dated
January 17, 2014.

10.11
Amended and Restated Guaranty Agreement dated as of July 25, 2012 with respect to the Amended and Restated Note Purchase and Private Shelf Agreement (see Exhibit 10.10 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. in favor of each of the note purchasers. Incorporated by reference from Exhibit 10.160 filed with Registrant’s Report on Form 8-K dated July 27, 2012.

10.12
Form of Note Purchase Agreement dated as of September 1, 2010 by and between Registrant and various institutional note purchasers with respect to Registrant’s yen 10,000,000,000 principal amount 1.72% Senior Notes due September 1, 2016. Incorporated by reference from Exhibit 10.161 filed with Registrant’s Report on
Form 10-Q for the Fiscal Quarter ended July 31, 2010.

10.12a
Amendment dated as of January 14, 2014 with respect to the Note Purchase Agreement, dated as of September 1, 2010 (see Exhibit 10.12 above), by and among Registrant, and various institutional note purchasers. Incorporated by reference from Exhibit 10.163 filed with Registrant’s Report on Form 8-K dated January 17, 2014.

10.13
Guaranty Agreement dated September 1, 2010 with respect to the Note Purchase Agreement (see Exhibit 10.12 above) by Tiffany and Company, Tiffany & Co. International and Tiffany & Co. Japan Inc. Incorporated by reference from Exhibit 10.162 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended
July 31, 2010.

10.14
Amortising term loan facility agreement dated March 30, 2011 between and among Koidu Holdings S.A. (as Borrower), BSG Resources Limited (as Guarantor) and Laurelton Diamonds, Inc. (as Original Lender). Incorporated by reference from Exhibit 10.163 filed with Registrant’s Report on Form 8-K dated March 30, 2011.

10.14a
Amendment Agreement dated as of May 10, 2011 with respect to the Amortising Term Loan Facility Agreement (see Exhibit 10.14 above) between and among Koidu Holdings S.A. (as Borrower), BSG Resources Limited (as Guarantor) and Laurelton Diamonds, Inc. (as Original Lender). Incorporated by reference from Exhibit 10.15a filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.14b
Second Amendment Agreement dated as of February 12, 2013 with respect to the Amortising Term Loan Facility Agreement (see Exhibit 10.14 above) between and among Koidu Limited (as Borrower), BSG Resources Limited (as Guarantor) and Laurelton Diamonds, Inc. (as Original Lender). Incorporated by reference from Exhibit 10.15b filed with Registrant’s Report on Form 10-K dated March 28, 2013.

TIFFANY & CO.

Exhibit No. Description

10.14c
Third Amendment Agreement dated as of March 29, 2013 with respect to the Amortising Term Loan Facility Agreement (see Exhibit 10.14 above) between and among Koidu Limited (as Borrower), BSG Resources Limited (as Guarantor) and Laurelton Diamonds, Inc. (as Original Lender). Incorporated by reference from Exhibit 10.15c filed with Registrant’s Report on Form 8-K dated April 2, 2013.

10.14d
Fourth Amendment Agreement dated as of March 31, 2014 with respect to the Amortising Term Loan Facility Agreement (see Exhibit 10.14 above) between and among Koidu Limited (as Borrower), BSG Resources Limited (as Guarantor) and Laurelton Diamonds, Inc. (as Original Lender). Incorporated by reference from Exhibit 10.15d filed with Registrant’s Report on Form 8-K dated March 31, 2014.

10.15
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

10.16
Guaranty Agreement dated as of July 19, 2013, with respect to the Credit Agreement (see Exhibit 10.15 above) by and between Registrant and Mizuho Corporate Bank (China), Ltd. as Facility Agent. Incorporated by reference from Exhibit 10.35 filed with Registrant’s Report on Form 8-K dated July 24, 2013.

10.16a
First Amendment dated as of January 27, 2014, to the Guaranty Agreement (see Exhibit 10.16 above), by and between Registrant and Mizuho Corporate Bank (China), LTD., as Facility Agent. Incorporated by reference from Exhibit 10.36 filed with Registrant’s Report on Form 8-K dated February 4, 2014.

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

TIFFANY & CO.

Exhibit No. Description

101
The following financial information from Tiffany & Co.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to the Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts and Reserves.

Executive Compensation Plans and Arrangements
Exhibit No. Description

10.17
Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers (Corrected Version). Incorporated by reference from Exhibit 10.49a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.18	Tiffany and Company Amended and Restated Executive Deferral Plan originally made effective October 1, 1989, as amended and restated effective May 15, 2013.

10.19
Registrant's Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit 10.108 filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.20	Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.21
1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of January 31, 2009. Incorporated by reference from Exhibit 10.114 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.22
Form of 2009 Retention Agreement between and among Registrant and Tiffany and Company and those executive officers indicated within the form and Appendices I and II to such Agreement. Incorporated by reference from Exhibit 10.127c filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.23	Summary of Executive Long Term Disability Plan available to executive officers. Incorporated by reference from Exhibit 10.24 filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.23a
Group Long Term Disability Insurance Policy issued by First Unum Life Insurance, Policy No. 533717 001. Incorporated by reference from Exhibit 10.24a filed with Registrant’s Report on Form 10-K dated March 28, 2013.

TIFFANY & CO.

Exhibit No. Description

10.23b
Individual Disability Insurance Policy issued by Provident Life and Casualty Insurance Company. Incorporated by reference from Exhibit 10.24b filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.23c	Individual Disability Insurance Policy issued by Lloyd’s of London. Incorporated by reference from Exhibit 10.24c filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.24
Summary of arrangements for the payment of premiums on life insurance policies owned by executive officers. Incorporated by reference from Exhibit 10.137 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.25
2004 Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits, Amended and Restated as of October 31, 2011. Incorporated by reference from Exhibit 10.138 filed with Registrant’s Report on Form 8-K dated January 27, 2012.

10.26	Registrant’s Amended and Restated 1998 Employee Incentive Plan effective May 19, 2005. Incorporated by reference from Exhibit 4.3 filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.27	Registrant’s 2005 Employee Incentive Plan as adopted May 19, 2005. Incorporated by reference from Exhibit 10.145 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.27a	Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.151a filed with Registrant’s Report on Form 8-K dated March 26, 2007.

10.27b	Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 21, 2009. Incorporated by reference from Exhibit 10.28b filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.27c
Form of Fiscal 2014 Cash Incentive Award Agreement for certain executive officers as adopted on March 19, 2014 under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.139d filed with Registrant’s Report on Form 8-K dated March 21, 2014.

10.27d
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

Exhibit No. Description

10.27e
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

10.27f
Form of Notice of Grant as referenced in and attached to the Terms of 2010 Performance-Based Restricted Stock Unit grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan as adopted on January 20, 2010 (see Exhibit 10.27d above) and completed on March 17, 2010 for use with the grants made on January 20, 2010. Incorporated by reference from Exhibit 10.140d filed with Registrant’s Report on Form 8-K dated March 25, 2010.

10.27g
Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.143 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.27h
Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005. Incorporated by reference from Exhibit 10.143a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.27i
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised March 7, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.27j
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.27k
Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to Executive Officers subsequent to that date). Incorporated by reference from Exhibit 10.144b filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.27l
Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to employees other than Executive Officers subsequent to that date). Incorporated by reference from Exhibit 10.150a filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.27m
Terms of Time-Vested Restricted Stock Unit Grants to certain Executive Officers under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.161 filed with Registrant’s Report on Form 8-K dated March 21, 2011.

10.27n
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28n filed with Registrant’s Report on Form 8-K dated September 24, 2013.

TIFFANY & CO.

Exhibit No. Description

10.27o
Terms of Restricted Stock Grant (Non-Transferable) under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28o filed with Registrant’s Report on Form 8-K dated September 24, 2013.

10.27p
Terms of Time-Vesting Restricted Stock Unit Grant to Executive Officers as adopted on November 20, 2013 under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28p filed with Registrant’s Report on Form 8-K dated
March 21, 2014.

10.27q
Terms of Performance-Based Restricted Stock Unit Grants to Executive Officers, effective January 15, 2014, under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28s filed with Registrant’s Report on Form 8-K dated September 19, 2014.

10.27r
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

10.28	Registrant's 1998 Directors Option Plan. Incorporated by reference from Exhibit 4.3 to Registrant's Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

10.28a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 1998 Directors Option Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.142 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.29	Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 4.3a filed with Registrant’s Report on Form 8-K dated March 23, 2009.

10.29a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 10.30a filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.29b
Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 10.30b filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.30	Registrant’s 2014 Employee Incentive Plan as adopted May 22, 2014. Incorporated by reference from Exhibit 10.31 filed with Registrant’s Report on Form 8-K dated May 27, 2014.

10.30a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31a filed with Registrant’s Report on Form 8-K dated July 18, 2014.

TIFFANY & CO.

Exhibit No. Description

10.30b
Terms of Cliff-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31b filed with Registrant’s Report on Form 8-K dated July 18, 2014.

10.30c
Terms of Tranche-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31c filed with Registrant’s Report on Form 8-K dated July 18, 2014.

10.30d
Terms of Time-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31d filed with Registrant’s Report on Form 8-K dated July 18, 2014.

10.31
Senior Executive Employment Agreement between Frederic Cumenal and Tiffany and Company, effective as of March 10, 2011. Incorporated by reference from Exhibit 10.154 filed with Registrant’s Report on Form 8-K dated March 21, 2011.

10.32
Employment offer letter, Conditional Sign-on Bonus Relocation Assistance and Acknowledgement and Agreement, and Relocation Offer, dated as of August 15, 2014, between Jill Beraud and Tiffany and Company.

10.33	Employment offer letter, dated as of March 7, 2014, between Ralph Nicoletti and Tiffany and Company.

10.34
Share Ownership Policy for Executive Officers and Directors, Amended and Restated as of November 19, 2014. Incorporated by reference from Exhibit 10.152 filed with Registrant’s Report on Form 8-K dated December 1, 2014.

10.35	Corporate Governance Principles, amended and restated as of March 20, 2014. Incorporated by reference from Exhibit 10.153 filed with Registrant’s Report on Form 8-K dated March 21, 2014.

TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended January 31, 2015:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$1,860	$1,859	$—	$1,951	[a]	$1,768
Sales returns	8,477	1,880	—	1,526	[b]	8,831
Allowance for inventory liquidation and obsolescence	64,113	33,620	—	34,485	[c]	63,248
Allowance for inventory shrinkage	1,458	2,633	—	1,904	[d]	2,187
Deferred tax valuation allowance	17,693	4,023	—	5,484	[e]	16,232
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
Year Ended January 31, 2013
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