Form 10-Q
period 2015-04-30
TIFFANY & CO
filed 2015-05-27
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 129,158,525 shares outstanding at the close of business on April 30, 2015.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2015

PART I. Financial Information

Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	April 30, 2015	January 31, 2015	April 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$675.8	$730.0	$359.3
Short-term investments	39.6	1.5	21.9
Accounts receivable, less allowances of $10.0, $10.6 and $9.9	192.5	195.2	194.6
Inventories, net	2,363.0	2,362.1	2,418.4
Deferred income taxes	101.5	102.6	102.3
Prepaid expenses and other current assets	207.6	220.0	236.8
Total current assets	3,580.0	3,611.4	3,333.3
Property, plant and equipment, net	897.0	899.5	848.4
Deferred income taxes	323.6	323.4	260.1
Other assets, net	349.4	346.3	383.7
	$5,150.0	$5,180.6	$4,825.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$197.1	$234.0	$241.0
Accounts payable and accrued liabilities	271.4	318.0	306.1
Income taxes payable	44.6	39.9	26.1
Merchandise and other customer credits	72.2	66.1	67.5
Total current liabilities	585.3	658.0	640.7
Long-term debt	882.1	882.5	750.8
Pension/postretirement benefit obligations	532.2	524.2	273.7
Deferred gains on sale-leasebacks	62.8	64.5	80.2
Other long-term liabilities	201.3	200.7	219.5
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 129.2, 129.3 and 129.0	1.3	1.3	1.3
Additional paid-in capital	1,178.1	1,173.6	1,128.4
Retained earnings	1,976.2	1,950.7	1,757.7
Accumulated other comprehensive loss, net of tax	(285.5)	(290.5)	(42.1)
Total Tiffany & Co. stockholders' equity	2,870.1	2,835.1	2,845.3
Non-controlling interests	16.2	15.6	15.3
Total stockholders' equity	2,886.3	2,850.7	2,860.6
	$5,150.0	$5,180.6	$4,825.5
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended April 30,
	2015	2014
Net sales	$962.4	$1,012.1
Cost of sales	393.4	422.6
Gross profit	569.0	589.5
Selling, general and administrative expenses	399.0	379.7
Earnings from operations	170.0	209.8
Interest and other expenses, net	9.3	16.3
Earnings from operations before income taxes	160.7	193.5
Provision for income taxes	55.8	67.9
Net earnings	$104.9	$125.6
Net earnings per share:
Basic	$0.81	$0.97
Diluted	$0.81	$0.97
Weighted-average number of common shares:
Basic	129.2	128.9
Diluted	129.8	129.8

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended April 30,
	2015	2014
Net earnings	$104.9	$125.6
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	3.6	17.2
Unrealized gain on marketable securities	1.1	0.8
Unrealized loss on hedging instruments	(4.4)	(3.5)
Net unrealized gain on benefit plans	4.7	2.0
Total other comprehensive earnings, net of tax	5.0	16.5
Comprehensive earnings	$109.9	$142.1

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balance at January 31, 2015	$2,850.7	$1,950.7	$(290.5)	129.3	$1.3	$1,173.6	$15.6
Exercise of stock options and vesting of restricted stock units ("RSUs")	(1.1)	—	—	0.3	—	(1.1)	—
Tax effect of exercise of stock options and vesting of RSUs	1.7	—	—	—	—	1.7	—
Share-based compensation expense	6.8	—	—	—	—	6.8	—
Purchase and retirement of Common Stock	(33.1)	(30.2)	—	(0.4)	—	(2.9)	—
Cash dividends on Common Stock	(49.2)	(49.2)	—	—	—	—	—
Other comprehensive earnings, net of tax	5.0	—	5.0	—	—	—	—
Net earnings	104.9	104.9	—	—	—	—	—
Non-controlling interests	0.6	—	—	—	—	—	0.6
Balance at April 30, 2015	$2,886.3	$1,976.2	$(285.5)	129.2	$1.3	$1,178.1	$16.2

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$104.9	$125.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48.9	49.9
Amortization of gain on sale-leasebacks	(2.1)	(2.4)
Excess tax benefits from share-based payment arrangements	(1.8)	(7.5)
Provision for inventories	8.9	8.3
Deferred income taxes	—	12.6
Provision for pension/postretirement benefits	17.1	10.4
Share-based compensation expense	6.7	6.8
Changes in assets and liabilities:
Accounts receivable	2.5	(4.3)
Inventories	(3.6)	(91.6)
Prepaid expenses and other current assets	2.3	(16.3)
Accounts payable and accrued liabilities	(59.1)	(40.2)
Income taxes payable	16.3	33.0
Merchandise and other customer credits	5.7	(3.1)
Other, net	(3.1)	(4.6)
Net cash provided by operating activities	143.6	76.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(39.0)	(0.3)
Proceeds from sales of marketable securities and short-term investments	1.0	—
Capital expenditures	(37.4)	(35.2)
Proceeds from notes receivable	—	3.5
Net cash used in investing activities	(75.4)	(32.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility borrowings, net	(27.6)	(11.4)
Proceeds from other credit facility borrowings	—	2.4
Repayment of other credit facility borrowings	(11.3)	(1.0)
Repurchase of Common Stock	(33.1)	(7.1)
Proceeds from exercised stock options	0.5	20.6
Excess tax benefits from share-based payment arrangements	1.8	7.5
Cash dividends on Common Stock	(49.2)	(43.8)
Financing fees	(0.1)	(0.1)
Net cash used in financing activities	(119.0)	(32.9)
Effect of exchange rate changes on cash and cash equivalents	(3.4)	1.8
Net (decrease)/increase in cash and cash equivalents	(54.2)	13.5
Cash and cash equivalents at beginning of year	730.0	345.8
Cash and cash equivalents at end of three months	$675.8	$359.3

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the Registrant) and its subsidiaries (the “Company”) in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (“VIEs”), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of April 30, 2015 and 2014 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2015 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three months ended April 30, 2015 and 2014 are not necessarily indicative of the results of the entire fiscal year.

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

In February 2015, the FASB issued ASU No. 2015-02 – Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective retrospectively for interim and annual periods beginning after December 15, 2015. The Company expects to adopt this ASU beginning on February 1, 2016 and the adoption of the new

TIFFANY & CO.

guidance is not expected to have a material impact on the Company’s financial condition and financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-05 – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (an update to Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software), which provides guidance on accounting for cloud computing fees. If a cloud computing arrangement includes a software license, then the customer should account for the license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This ASU is effective for arrangements entered into, or materially modified, in interim and annual periods beginning after December 15, 2015. Retrospective application is permitted but not required. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. A Credit Card account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all Credit Card Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At April 30, 2015 and 2014, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net) was $68.0 million and $59.8 million, of which 97% was considered current in both periods. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $1.0 million at April 30, 2015 and 2014) was determined based on the factors discussed above. Finance charges earned on Credit Card accounts are not significant.

Financing Arrangements. The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output (see "Note 9. Commitments and Contingencies"). Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements along with projections and business, operational and other economic factors on a periodic basis. At April 30, 2015 and 2014, the current portion of the carrying amount of financing arrangements including accrued interest was $21.0 million and $19.1 million and was recorded in prepaid expenses and other current assets. At April 30, 2015 and 2014, the non-current portion of the carrying amount of financing arrangements including accrued interest was $41.3 million and $51.5 million and was included in other assets, net. The Company recorded no material impairment charges on such loans as of April 30, 2015 and 2014.

TIFFANY & CO.

4.	INVENTORIES

(in millions)	April 30, 2015	January 31, 2015	April 30, 2014
Finished goods	$1,396.5	$1,386.8	$1,365.3
Raw materials	872.8	866.9	921.0
Work-in-process	93.7	108.4	132.1
Inventories, net	$2,363.0	$2,362.1	$2,418.4

5.	INCOME TAXES

The effective income tax rate for the three months ended April 30, 2015 was 34.7% versus 35.1% in the prior year. The effective income tax rate for the three months ended April 30, 2014 included an increase of 2.0 percentage points due to the one-time impact of changes in tax legislation partly offset by the favorable impact of a valuation allowance release of 1.3 percentage points.

During the three months ended April 30, 2015, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2012), as well as an audit that is being conducted by the IRS (tax years 2010–2012). Tax years from 2006–present are open to examination in U.S. Federal and various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of April 30, 2015, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended April 30,
(in millions)	2015	2014
Net earnings for basic and diluted EPS	$104.9	$125.6
Weighted-average shares for basic EPS	129.2	128.9
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.6	0.9
Weighted-average shares for diluted EPS	129.8	129.8

For the three months ended April 30, 2015 and 2014, there were 0.7 million and 0.3 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

TIFFANY & CO.

7.	HEDGING INSTRUMENTS

Background Information

The Company uses derivative financial instruments, including interest rate swaps and forward contracts to mitigate a portion of its exposures to changes in interest rates, foreign currency and precious metal prices. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. If a derivative instrument meets certain hedge accounting criteria, it is designated as one of the following on the date it is entered into:

•Fair Value Hedge – A hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. For fair value hedge transactions, both the effective and ineffective portions of the changes in the fair value of the derivative and changes in the fair value of the item being hedged are recorded in current earnings.

•Cash Flow Hedge – A hedge of the exposure to variability in the cash flows of a recognized asset, liability or a forecasted transaction. For cash flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive income ("OCI") and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative are recognized in current earnings.

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

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of additional debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges, and recorded an unrealized loss within accumulated other comprehensive loss, which is being amortized over the terms of the notes to which the interest rate swaps related.

Foreign Exchange Forward Contracts – The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The Company assesses hedge effectiveness based on the total changes in the foreign exchange forward contracts' cash flows. These foreign exchange forward contracts are designated and accounted for as either cash flow hedges or economic hedges that are not designated as hedging instruments.

TIFFANY & CO.

As of April 30, 2015, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $156.5 million and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $84.7 million. The maximum term of the Company's outstanding foreign exchange forward contracts as of April 30, 2015 is 12 months.

Precious Metal Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to manage the effect of volatility in precious metal prices. The Company accounts for its precious metal forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal forward contracts' cash flows. As of April 30, 2015, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of April 30, 2015, there were precious metal derivative instruments outstanding for approximately 29,100 ounces of platinum, 498,200 ounces of silver and 40,100 ounces of gold.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended April 30,
	2015		2014
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$1.0	$4.2	$(0.1)	$7.4
Precious metal forward contracts [a]	(5.1)	(1.0)	0.4	(1.5)
Forward-starting interest rate swaps [b]	—	(0.4)	—	(0.4)
	$(4.1)	$2.8	$0.3	$5.5
aThe gain or loss recognized in earnings is included within Cost of sales.
bThe gain or loss recognized in earnings is included within Interest and other expenses, net.

The pre-tax losses recognized in earnings on derivatives not designated as hedging instruments related to foreign exchange forward contracts were $4.8 million in the period ended April 30, 2015 and are included in interest and other expenses, net. Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged. Such amounts were not material in the period ended April 30, 2014. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended April 30, 2015 and 2014. The Company expects approximately $9.9 million of net pre-tax derivative gains included in accumulated other comprehensive income at April 30, 2015 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

For information regarding the location and amount of the derivative instruments in the Condensed Consolidated Balance Sheet, see "Note 8. Fair Value of Financial Instruments."

TIFFANY & CO.

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

The Company uses the market approach to measure fair value for its marketable securities, time deposits and derivative instruments. The Company's interest rate swaps were primarily valued using the 3-month LIBOR rate. The Company's foreign exchange forward contracts are primarily valued using the appropriate foreign exchange spot rates. The Company's precious metal forward contracts are primarily valued using the relevant precious metal spot rate. For further information on the Company's hedging instruments and program, see "Note 7. Hedging Instruments."

TIFFANY & CO.

Financial assets and liabilities carried at fair value at April 30, 2015 are classified in the table below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Marketable securities [a]	$55.5	$55.5	$—	$—	$55.5
Time deposits [b]	39.6	39.6	—	—	39.6
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	0.3	—	0.3	—	0.3
Foreign exchange forward contracts [c]	10.3	—	10.3	—	10.3
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	1.0	—	1.0	—	1.0
Total financial assets	$106.7	$95.1	$11.6	$—	$106.7

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$4.7	$—	$4.7	$—	$4.7
Foreign exchange forward contracts [d]	0.3	—	0.3	—	0.3
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	5.0	—	5.0	—	5.0
Total financial liabilities	$10.0	$—	$10.0	$—	$10.0

Financial assets and liabilities carried at fair value at April 30, 2014 are classified in the table below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Marketable securities [a]	$53.4	$53.4	$—	$—	$53.4
Time deposits [b]	21.9	21.9	—	—	21.9
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	0.2	—	0.2	—	0.2
Foreign exchange forward contracts [c]	3.8	—	3.8	—	3.8
Total financial assets	$79.3	$75.3	$4.0	$—	$79.3

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$1.1	$—	$1.1	$—	$1.1
Foreign exchange forward contracts [d]	0.3	—	0.3	—	0.3
Total financial liabilities	$1.4	$—	$1.4	$—	$1.4
aIncluded within Other assets, net.
bIncluded within Short-term investments.
cIncluded within Prepaid expenses and other current assets.
dIncluded within Accounts payable and accrued liabilities.

TIFFANY & CO.

The fair value of derivatives not designated as hedging instruments was not significant in the period ended April 30, 2014. The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $1,079.2 million and $991.8 million and the corresponding fair value was approximately $1.1 billion at April 30, 2015 and 2014.

9.	COMMITMENTS AND CONTINGENCIES

Diamond Sourcing Activities. The Company has agreements with various diamond producers to purchase defined portions of their mines' output at prevailing fair market prices. In addition, the Company also regularly purchases rough and polished diamonds from other suppliers, although it has no contractual obligations to do so.

In consideration of its diamond supply agreements, the Company has provided financing to certain suppliers of its rough diamonds. In March 2011, Laurelton Diamonds, Inc. ("Laurelton"), a wholly-owned subsidiary of the Company, as lender, entered into a $50.0 million amortizing term loan facility agreement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the "Mine") from which Laurelton acquires diamonds. Koidu was required under the terms of the Loan to apply the proceeds of the Loan to capital expenditures necessary to increase the output of the Mine, among other purposes. As of July 31, 2011, the Loan was fully funded. In consideration of the Loan, Laurelton entered into a supply agreement, pursuant to which Laurelton is required to purchase at fair market value certain diamonds recovered from the Mine that meet Laurelton's quality standards. The assets of Koidu, including all equipment and rights in respect of the Mine, are subject to the security interest of a lender that is not affiliated with the Company. The Loan is partially secured by diamonds that have been extracted from the Mine and that have not been sold to third parties. The Company has evaluated the variable interest entity consolidation requirements with respect to this transaction and has determined that it is not the primary beneficiary, as it does not have the power to direct any of the activities that most significantly impact Koidu's economic performance.

On March 29, 2013, the Company entered into an amendment relating to the Loan which deferred principal and interest payments due in 2013 to subsequent years, and, on March 31, 2014, the Company entered into a further amendment providing that the principal payments due in 2014 be paid on a monthly basis rather than on a semi-annual basis. In the first quarter of 2015, Koidu had requested that the principal and interest payments due in March 2015 be deferred pending the completion of certain technical studies with respect to the Mine and additional discussions between the parties regarding a further revised repayment schedule. On April 30, 2015, the Company entered into a further amendment (the “2015 Amendment”) providing that, upon the satisfaction of certain customary conditions relating to the addition of one of Koidu’s affiliates as an obligor under the Loan, the principal payment due on March 30, 2015 will be deferred until a date to be specified by the Company upon at least 30 days’ written notice to Koidu, or upon the occurrence of certain specified acceleration conditions. The Loan, as amended, is required to be repaid in full by March 2017 through semi-annual payments. Under the 2015 Amendment, the interest rate on the Loan was increased and, as of April 1, 2015, interest will accrue at a rate per annum that is the greater of (i) LIBOR plus 3.5% or (ii) 6.75%. Koidu also agreed to pay, and subsequently paid, an additional 2% per annum of interest on all deferred principal repayments. Koidu has noted that it may request a further revised repayment schedule following the completion of the previously mentioned technical studies. Based on management’s review, it has been determined that the full amount outstanding under the loan, including accrued interest, continues to be collectible.

TIFFANY & CO.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $78.0 million at April 30, 2015) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $4.0 billion at April 30, 2015) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $128.0 million at April 30, 2015) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $575.0 million at April 30, 2015) (calculated based on alleged future lost profits of the Tiffany Parties).

The Arbitration hearing was held in October 2012 before a three-member arbitral panel convened in the Netherlands pursuant to the Arbitration Rules of the Netherlands Arbitration Institute (the "Rules"), and the Arbitration record was completed in February 2013.

Under the terms of the Arbitration Award, and at the request of the Swatch Parties and the Tiffany Parties, the Agreements were deemed terminated. The Arbitration Award stated that the effective date of termination was March 1, 2013. Pursuant to the Arbitration Award, the Tiffany Parties were ordered to pay the Swatch Parties damages of CHF 402.7 million (the "Arbitration Damages"), as well as interest from June 30, 2012 to the date of payment, two-thirds of the cost of the Arbitration and two-thirds of the Swatch Parties' legal fees, expenses and costs. These amounts were paid in full in January 2014.

Prior to the ruling of the arbitral panel, no accrual was established in the Company's consolidated financial statements because management did not believe the likelihood of an award of damages to the Swatch Parties was probable. As a result of the ruling, in the fourth quarter of 2013, the Company recorded a charge of $480.2 million, which included the damages, interest, and other costs associated with the ruling and which was classified as Arbitration award expense in the consolidated statement of earnings.

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

TIFFANY & CO.

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award is set aside. However, the Swatch Parties have taken action in the Dutch courts to appeal the District Court’s decision, and the Arbitration Award may ultimately be upheld by the courts of the Netherlands. Registrant’s management expects that the annulment action will not be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2017.

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

Additionally, management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended April 30, 2015 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

Royalties payable to the Tiffany Parties by Watch Company under the Agreements were not significant in any year and watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2013 and 2012. The Company is proceeding with the design, production, marketing and distribution of TIFFANY & CO. brand watches through certain of its Swiss subsidiaries. Management introduced new TIFFANY & CO. brand watches in April 2015.

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

TIFFANY & CO.

Diamond Shamrock Corporation, a manufacturer of pesticides and herbicides. Under the Superfund law, the EPA will negotiate with potentially responsible parties to agree on remediation approaches.

The Company, which operated a silverware manufacturing facility on a tributary of the River from approximately 1897 to 1985, is one of more than 300 parties (the "Potentially Responsible Parties") designated by the EPA as potentially responsible parties with respect to the River. Of these parties, the Company, along with approximately 70 other Potentially Responsible Parties (collectively, the “Cooperating Parties Group” or “CPG”) voluntarily entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA in May 2007 to perform a Remedial Investigation/Feasibility Study (the “RI/FS”) of the lower 17 miles of the River. In June 2012, the CPG voluntarily entered into a second AOC related to focused remediation actions at Mile 10.9 of the River. The actions under the Mile 10.9 AOC are substantially complete, and the RI/FS submission under the 2007 AOC was completed on April 30, 2015. The Company has accrued for its financial obligations under both AOCs, which have not been material to its financial position or results of operations in previous financial periods or on a cumulative basis.

Separately, the EPA has issued and is reviewing comments on its proposed plan for remediating the lower eight miles of the River, which is supported by a Focused Feasibility Study (the “FFS”). The FFS provides multiple approaches to remediation, which range in cost from $360.0 million to $3.25 billion, with the cost of the EPA-recommended approach ranging from $950.0 million to $1.73 billion. It cannot be determined how any costs of remediation identified as a result of the FFS would be allocated among any of the potentially responsible parties.

The Remedial Investigation ("RI") portion of the RI/FS was submitted to the EPA on February 19, 2015. On April 30, 2015, the CPG submitted the Feasibility Study (the "FS") portion of the RI/FS to the EPA. The FS presented and evaluated four remedial alternatives, including the approach recommended by the EPA in the FFS, and recommended an alternative approach for a targeted remediation of the entire 17-mile stretch of the River. The estimated cost of the approach recommended by the CPG in the FS is approximately $483.0 million. The Company expects that the RI and FS will be reviewed and subject to comment by the EPA and other governmental agencies and stakeholders. Ultimately, the Company expects that the EPA will, after this review and review of the comments received on the FFS, identify and negotiate with any or all of the potentially responsible parties regarding any remediation action that may be necessary, and issue a Record of Decision with a proposed remediation approach.

Until one or more Records of Decision are issued, neither the ultimate remedial approaches and their costs, nor the Company’s participation, if any, relative to the other potentially responsible parties in these approaches and costs, can be determined. As such, the Company’s obligations, if any, beyond those already recorded for the 2007 AOC and the Mile 10.9 AOC cannot be determined at this time, and the Company has therefore not recorded any additional liability related to this matter. In light of the number of companies in the CPG participating in the 2007 AOC and the Mile 10.9 AOC and the Company’s relative participation in the costs related thereto, the Company does not expect that its ultimate liability, if any, related to these matters will be material to its financial position. However, it is possible that, when the uncertainties discussed above are resolved, such liability could be material to its results of operations or cash flows in the period in which such uncertainties are resolved.

TIFFANY & CO.

10.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

(in millions)	April 30, 2015	January 31, 2015	April 30, 2014
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(72.7)	$(76.3)	$34.0
Unrealized gain on marketable securities	3.0	1.9	3.4
Deferred hedging loss	(9.8)	(5.4)	(10.1)
Net unrealized loss on benefit plans	(206.0)	(210.7)	(69.4)
	$(285.5)	$(290.5)	$(42.1)
Additions to and reclassifications out of accumulated other comprehensive earnings are as follows:

	Three Months Ended April 30,
(in millions)	2015	2014
Foreign currency translation adjustments	$3.8	$17.3
Income tax expense	(0.2)	(0.1)
Foreign currency adjustments, net of tax	3.6	17.2
Unrealized gain on marketable securities	1.5	1.2
Income tax expense	(0.4)	(0.4)
Unrealized gain on marketable securities, net of tax	1.1	0.8
Unrealized (loss) gain on hedging instruments	(4.1)	0.3
Reclassification adjustment for gain included in net earnings [a]	(2.8)	(5.5)
Income tax benefit	2.5	1.7
Unrealized loss on hedging instruments, net of tax	(4.4)	(3.5)
Amortization of net loss included in net earnings [b]	7.8	3.4
Amortization of prior service credit included in net earnings [b]	(0.2)	(0.1)
Income tax expense	(2.9)	(1.3)
Net unrealized gain on benefit plans, net of tax	4.7	2.0
Total other comprehensive earnings, net of tax	$5.0	$16.5

[a]	These gains are reclassified into Cost of sales and Interest and other expenses, net (see "Note 7. Hedging Instruments" for additional details).

[b]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note 11. Employee Benefit Plans" for additional details).

Stock Repurchase Program. In March 2014, the Company's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $300.0 million of its Common Stock through open market transactions. Purchases are executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The program will expire on March 31, 2017.

TIFFANY & CO.

The Company's share repurchase activity was as follows:

	Three Months Ended April 30,
(in millions, except per share amounts)	2015	2014
Cost of repurchases	$33.1	$7.1
Shares repurchased and retired	0.4	0.1
Average cost per share	$87.16	$86.95

At April 30, 2015, $239.9 million remained available for share repurchases under this authorization.

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.38 and $0.34 per share of Common Stock in the three months ended April 30, 2015 and 2014.

11.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended April 30,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2015	2014	2015	2014
Net Periodic Benefit Cost:
Service cost	$6.0	$4.6	$1.1	$0.6
Interest cost	7.7	7.1	0.8	0.7
Expected return on plan assets	(6.1)	(5.9)	—	—
Amortization of prior service cost (credit)	—	0.1	(0.2)	(0.2)
Amortization of net loss	7.4	3.4	0.4	—
Net expense	$15.0	$9.3	$2.1	$1.1

12.	SEGMENT INFORMATION

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

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which consists of retail sales in Company-operated TIFFANY & CO. stores in the United Arab Emirates and, beginning in February 2014, in Russia and wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and,

TIFFANY & CO.

through January 2014, in Russia). In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs as well as earnings received from third-party licensing agreements.

Certain information relating to the Company's segments is set forth below:

	Three Months Ended April 30,
(in millions)	2015	2014
Net sales:
Americas	$443.7	$438.7
Asia-Pacific	259.0	260.9
Japan	121.8	173.9
Europe	102.9	101.3
Total reportable segments	927.4	974.8
Other	35.0	37.3
	$962.4	$1,012.1
Earnings from operations*:
Americas	$72.3	$81.5
Asia-Pacific	72.7	71.8
Japan	43.8	71.5
Europe	14.0	17.0
Total reportable segments	202.8	241.8
Other	3.4	2.3
	$206.2	$244.1

*	Represents earnings from operations before (i) unallocated corporate expenses, and (ii) interest and other expenses, net.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended April 30,
(in millions)	2015	2014
Earnings from operations for segments	$206.2	$244.1
Unallocated corporate expenses	(36.2)	(34.3)
Interest and other expenses, net	(9.3)	(16.3)
Earnings from operations before income taxes	$160.7	$193.5

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

TIFFANY & CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Tiffany & Co. (the "Registrant") is a holding company that operates through its subsidiary companies (collectively, the "Company"). The Registrant's principal subsidiary, Tiffany and Company ("Tiffany"), is a jeweler and specialty retailer whose principal merchandise offering is jewelry. The Company also sells timepieces, leather goods, sterling silverware, china, crystal, stationery, fragrances and accessories. Through Tiffany and other subsidiaries, the Registrant is engaged in product design, manufacturing and retailing activities.

The Company's reportable segments are as follows:

•
Americas includes sales in 123 Company-operated TIFFANY & CO. stores in the United States ("U.S."), Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

•	Asia-Pacific includes sales in 75 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 56 Company-operated TIFFANY & CO. stores, as well as sales of
TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

•	Europe includes sales in 38 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through the Internet; and

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which consists of retail sales in five Company-operated TIFFANY & CO. stores in the United Arab Emirates ("U.A.E.") and, beginning in February 2014, in one Company-operated TIFFANY & CO. store in Russia and wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and, through January 2014, in Russia). In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs as well as earnings received from third-party licensing agreements.

HIGHLIGHTS

•
Worldwide net sales decreased 5% to $962.4 million in the three months ("first quarter") ended April 30, 2015 due to a substantial decline in Japan. However, on a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 1% due to sales growth in all regions except Japan, and comparable store sales decreased 1%.

•	The Company added 3 TIFFANY & CO. stores (opening two in Asia-Pacific and one in the Americas).

•
Earnings from operations as a percentage of net sales ("operating margin") decreased 3.0 percentage points, as an increase in gross margin was more than offset by higher selling, general and administrative ("SG&A") expenses primarily related to marketing spending.

•	Net earnings declined 17% to $104.9 million, or $0.81 per diluted share, due to the lower sales as well as higher SG&A expenses primarily related to marketing spending.

•	Inventories, net decreased 2% from April 30, 2014 but increased 2% when excluding the effect of foreign currency translation, in support of new stores and product introductions.

•	The Company introduced its new CT60TM watch collection in April 2015.

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

	First Quarter 2015 vs. 2014
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	(5)%	(6)%	1%
Americas	1	(2)	3
Asia-Pacific	(1)	(5)	4
Japan	(30)	(12)	(18)
Europe	2	(19)	21
Other	(6)	(7)	1
Comparable Store Sales:
Worldwide	(7)%	(6)%	(1)%
Americas	(1)	(2)	1
Asia-Pacific	(2)	(4)	2
Japan	(35)	(11)	(24)
Europe	(2)	(19)	17
Other	(8)	(8)	—

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

TIFFANY & CO.

Net Sales

In the first quarter of 2015, worldwide net sales decreased $49.7 million, or 5%, due to a substantial decline in Japan when compared with the first quarter of 2014 when there was significant sales growth prior to an increase in the consumption tax in April 2014. Currency translation reduced sales by 6%, as worldwide net sales on a constant-exchange-rate basis increased 1%.

By product category, as reported in U.S. dollars on a GAAP basis, the fashion jewelry category was unchanged from the prior year (as growth in gold jewelry was offset by a decline in entry-level price point silver jewelry sales); the statement, fine & solitaire jewelry category decreased $11.9 million, or 5% (reflecting increases in statement jewelry which were more than offset by decreases in fine jewelry); and the engagement jewelry & wedding bands category decreased $35.8 million, or 11% (reflecting decreases in both solitaire diamond rings and wedding bands, primarily in Japan).
Net sales by segment were as follows:

	First Quarter
(in millions)	2015	2014	Increase/(Decrease)
Americas	$443.7	$438.7	1%
Asia-Pacific	259.0	260.9	(1)
Japan	121.8	173.9	(30)
Europe	102.9	101.3	2
Other	35.0	37.3	(6)
	$962.4	$1,012.1	(5)%

Americas. Total sales increased $5.0 million, or 1%, due to an 11% increase in the average price per jewelry unit sold offset by an 11% decline in the number of jewelry units sold. Management attributes the increase in the average price per jewelry unit sold to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category. The decrease in the number of jewelry units sold was attributed to soft demand for entry-level price point silver jewelry. Included in the $5.0 million increase is a $2.2 million, or 1%, decrease in comparable store sales. On a constant-exchange-rate basis, total sales increased 3% and comparable store sales increased 1%, reflecting growth in Canada and Latin America and higher sales to U.S. customers, partly offset by lower foreign tourist spending in the U.S.

Asia-Pacific. Total sales decreased $1.9 million, or 1%, due to a 7% decrease in the number of jewelry units sold mostly offset by a 6% increase in the average price per jewelry unit sold. The decrease in the number of jewelry units sold was primarily due to soft demand for entry-level price point silver jewelry. Management attributes the increase in the average price to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category. Included in the $1.9 million decrease is a $4.2 million, or 2%, decrease in comparable store sales. On a constant-exchange-rate basis, total sales increased 4% and comparable store sales increased 2% with growth in China, Australia and Singapore partly offset by meaningful sales declines in Hong Kong and Macau.

Japan. Total sales decreased $52.1 million, or 30%, and comparable store sales decreased $56.0 million, or 35%. These decreases are due to the difficult comparison to strong growth in last year's first quarter when comparable store sales had increased 30% on a constant-exchange-rate basis due to consumer demand prior to an increase in the consumption tax on April 1, 2014 as well as currency translation. On a constant-exchange-rate basis, total sales decreased 18% due to a 19% decrease in the number of jewelry units sold across all categories. Comparable store sales on a constant-exchange-rate basis decreased 24%.

Europe. Total sales increased $1.6 million, or 2%, and comparable store sales decreased $2.2 million, or 2%. The increase in total sales was driven by a 2% increase in the average price per jewelry unit sold which management attributes to a shift in sales mix toward higher-priced products as well as the impact of price increases, which were mostly offset by the negative effects of currency translation. On a constant-exchange-rate basis, total sales increased 21% and comparable store sales increased 17% due to growth across continental Europe reflecting higher spending by foreign tourists as well as higher sales to local customers.

TIFFANY & CO.

Other. Other sales decreased $2.3 million, or 6%, due to a decrease in the wholesale sale of diamonds and an 8% decrease in comparable store sales. On a constant-exchange-rate basis, other sales increased 1% and comparable store sales remained unchanged.

Store Data. Management expects to increase the number of Company-operated stores by 12-15, net, during the fiscal year ending January 31, 2016 ("fiscal 2015"), with the majority of expansion planned in Asia-Pacific and the balance in the Americas and Europe. In the first quarter of 2015, the Company added three Company-operated stores: two in Asia-Pacific (in China) and one in the Americas (in the U.S.). The Company also plans to relocate approximately ten existing locations during fiscal 2015.

Gross Margin

	First Quarter
	2015	2014
Gross profit as a percentage of net sales	59.1%	58.2%

Gross margin (gross profit as a percentage of net sales) increased by 0.9 percentage point. The change reflected benefits from favorable product input costs and price increases, as well as the absence of a one-time charge in the first quarter of 2014 for the closing of a diamond polishing facility. These benefits were somewhat mitigated by a negative effect from geographical sales mix.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 7. Hedging Instruments"). Management increased retail prices in the first quarters of 2015 and 2014 across all geographic regions and product categories.

Selling, General and Administrative ("SG&A") Expenses

	First Quarter
	2015	2014
SG&A expenses as a percentage of net sales	41.4%	37.5%
SG&A expenses increased $19.3 million, or 5%, in the first quarter of 2015, largely reflecting increased marketing expenses of $16.3 million. A slight increase in labor costs (which includes increased costs for U.S. pension and postretirement benefit plans) was mostly offset by a modest decrease in depreciation and occupancy costs (related to lower variable occupancy costs primarily in Japan). The strengthening of the U.S. dollar had the effect of decreasing SG&A expense growth by 5% as compared with the prior year. SG&A expenses as a percentage of net sales increased 3.9 percentage points due to the increased marketing spending as well as sales deleveraging of operating expenses.

TIFFANY & CO.

Earnings from Operations

Earnings from operations decreased 19% in the first quarter. Operating margin decreased 3.0 percentage points in the first quarter, as the higher gross margin was more than offset by the growth in SG&A expenses primarily related to marketing spending.

Results by segment are as follows:

(in millions)	First Quarter 2015	% of Net Sales	First Quarter 2014	% of Net Sales
Earnings from operations*:
Americas	$72.3	16.3%	$81.5	18.6%
Asia-Pacific	72.7	28.1	71.8	27.5
Japan	43.8	35.9	71.5	41.1
Europe	14.0	13.6	17.0	16.8
Other	3.4	10.1	2.3	6.1
	206.2		244.1
Unallocated corporate expenses	(36.2)	(3.8)%	(34.3)	(3.4)%
Earnings from operations	$170.0	17.7%	$209.8	20.7%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the first quarter of 2015 compared with 2014 was as follows:

•
Americas – the ratio decreased 2.3 percentage points resulting from increased marketing spending and labor-related expenses (which include the impact of increased costs for U.S. pension and postretirement benefit plans) partly offset by an improvement in gross margin;

•	Asia-Pacific – the ratio increased 0.6 percentage point due to an improvement in gross margin partly offset by increased marketing spending and store-related operating expenses;

•
Japan – the ratio decreased 5.2 percentage points due to a decrease in sales (resulting in deleveraging of operating expenses which was only partially offset by lower variable occupancy costs), as well as a decrease in gross margin (primarily resulting from a reduced benefit from the Company's ongoing program to utilize Yen forward contracts for a portion of forecasted merchandise purchases);

•
Europe – the ratio decreased 3.2 percentage points resulting from increased marketing spending and store-related operating expenses (for both recently opened stores and those expected to open later in fiscal 2015) partly offset by an improvement in gross margin; and

•	Other – the ratio increased 4.0 percentage points due to an improvement in the performance of retail operations in the Emerging Markets region.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased by $1.9 million in the first quarter of 2015.

Interest and Other Expenses, net

Interest and other expenses, net decreased $7.0 million, or 43%, in the first quarter of 2015 partly due to lower interest expense resulting from the redemption of long-term debt in October 2014 by using proceeds from the issuance of lower-rate long-term debt, and, to a lesser extent, a change in foreign currency gains/losses.

TIFFANY & CO.

Provision for Income Taxes

The effective income tax rate for the first quarter of 2015 was 34.7% versus 35.1% in the prior year. The effective income tax rate for the first quarter of 2014 included an increase of 2.0 percentage points due to the one-time impact of changes in tax legislation partly offset by the favorable impact of a valuation allowance release of 1.3 percentage points.

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

The following table summarizes cash flows from operating, investing and financing activities:

	First Quarter
(in millions)	2015	2014
Net cash provided by (used in):
Operating activities	$143.6	$76.6
Investing activities	(75.4)	(32.0)
Financing activities	(119.0)	(32.9)
Effect of exchange rates on cash and cash equivalents	(3.4)	1.8
Net increase (decrease) in cash and cash equivalents	$(54.2)	$13.5

Operating Activities

The Company had a net cash inflow from operating activities of $143.6 million in the first quarter of 2015 compared with $76.6 million in the first quarter of 2014. The variance is primarily due to reduced inventory purchases.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2.99 billion and 6.1 at April 30, 2015, compared with $2.95 billion and 5.5 at January 31, 2015 and $2.69 billion and 5.2 at April 30, 2014.

Accounts receivable, less allowances at April 30, 2015 were 1% lower than at January 31, 2015 and April 30, 2014. When excluding the effect of foreign currency translation, primarily from the weaker Japanese yen, accounts receivable, less allowances would have increased 6% compared with April 30, 2014 due to increased sales in April 2015.

Inventories, net at April 30, 2015 were in line with January 31, 2015 and 2% lower than April 30, 2014. Finished goods inventories rose 1% from January 31, 2015 and 2% from April 30, 2014, while combined raw material and work-in-process inventories decreased 1% from January 31, 2015 and 8% from April 30, 2014. When excluding the effect of foreign currency translation, inventories, net rose 2% from April 30, 2014, in support of new stores and product introductions, but were unchanged from January 31, 2015.

Investing Activities

The Company had a net cash outflow from investing activities of $75.4 million in the first quarter of 2015 compared with an outflow of $32.0 million in the first quarter of 2014 driven by increased purchases of marketable securities.

TIFFANY & CO.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net purchases of investments in marketable securities and short-term investments of $38.0 million during the first quarter of 2015 compared with purchases of $0.3 million during the first quarter of 2014.

Financing Activities

The Company had net cash outflows from financing activities of $119.0 million in the first quarter of 2015 compared with an outflow of $32.9 million in 2014. Year-over-year changes in cash flows from financing activities are largely driven by repayment of borrowings, share repurchases and a decrease in proceeds from the exercise of stock options.

Recent Borrowings. The Company had net repayments of borrowings as follows:

	First Quarter
(in millions)	2015	2014
Short-term borrowings:
Repayments of credit facility borrowings, net	$(27.6)	$(11.4)
Proceeds from other credit facility borrowings	—	2.4
Repayments of other credit facility borrowings	(11.3)	(1.0)
Net repayments of total borrowings	(38.9)	$(10.0)

Under all of the Company's credit facilities, there were $197.1 million of borrowings, $6.4 million of letters of credit issued but not outstanding and $808.9 million available for borrowing at April 30, 2015. The weighted-average interest rate for the amount outstanding at April 30, 2015 was 3.40% compared with 3.69% at April 30, 2014.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 37% at April 30, 2015, 39% at January 31, 2015 and 35% at April 30, 2014.

At April 30, 2015, the Company was in compliance with all debt covenants.

Share Repurchases. In March 2014, the Company's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $300.0 million of its Common Stock through open market transactions. Purchases are executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The program will expire on March 31, 2017.

The Company's share repurchase activity was as follows:

	First Quarter
(in millions, except per share amounts)	2015	2014
Cost of repurchases	$33.1	$7.1
Shares repurchased and retired	0.4	0.1
Average cost per share	$87.16	$86.95

At April 30, 2015, $239.9 million remained available for share repurchases under this authorization.

Contractual Obligations

The Company’s contractual cash obligations and commercial commitments at April 30, 2015 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2015.

TIFFANY & CO.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

2015 Outlook

For the fiscal year ending January 31, 2016, management continues to forecast minimal growth in net earnings per diluted share from the $4.20 (excluding the debt extinguishment charge) earned in the prior year. This forecast anticipates net earnings in the second quarter declining at a more moderate rate than in the first quarter, followed by expected double-digit percentage net earnings growth in the second half of the year. This forecast is based on the following full-year assumptions, which are approximate and may or may not prove valid, and which should be read in conjunction with risk factors disclosed in Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015:

•
Worldwide net sales increasing by a mid-single-digit percentage on a constant-exchange-rate basis with sales growth in all regions. The strong U.S. dollar is expected to have an adverse translation effect on sales throughout fiscal 2015 and, therefore, result in a low-single-digit percentage increase for the full year when reported in U.S. dollars on a GAAP basis.

•	Additionally, worldwide net sales as reported in U.S. dollars on a GAAP basis are expected to increase by a low-single-digit percentage in the second quarter.

•	Increasing the number of Company-operated stores by 12-15, net, with the majority of expansion planned in Asia-Pacific and the balance in the Americas and Europe.

•
Selling, general and administrative expenses increasing at a greater rate than sales growth, partly due to expansion and higher marketing expenses. In addition, overall expense growth includes the effect of a noncash increase in employee-benefit-related expenses of $30.0 million, or $0.15 per diluted share after-tax, tied to changes in actuarial assumptions for the Company’s U.S. pension and postretirement benefit plans.

•	Earnings from operations equal to the prior year.

•	Interest and other expenses, net of $50.0 million.

•	An effective income tax rate equivalent to the prior year.

•
The forecast for a decline in net earnings in the second quarter is tied to the sales expectations noted above, and the related effects on gross margin, along with higher marketing spending tied to the launch of the watch collection.

•	Minimal growth in net inventories.

•	Capital expenditures of $260.0 million, versus $247.0 million last year.

•	Free cash flow exceeding $400.0 million.

TIFFANY & CO.

Forward-Looking Statements

The statements in this quarterly report on Form 10-Q that refer to plans and expectations for the current fiscal year and future periods are forward-looking statements that involve a number of risks and uncertainties. Words such as 'expects,' 'anticipates,' 'forecasts,' 'plans,' 'believes,' 'continues,' 'may,' 'will,' and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's objectives, expectations and beliefs with respect to store openings and closings, product introductions, sales, sales growth, retail prices, gross margin, expenses, operating margin, effective income tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow, liquidity, currency translation and growth opportunities. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, which could cause the Company's actual results to differ materially from those indicated in these forward-looking statements. Such factors include, but are not limited to, risks from global economic conditions, decreases in consumer confidence, the Company's significant operations outside of the United States, regional instability and conflict that could disrupt tourist travel and local consumer spending, weakening foreign currencies, changes in the Company's product or geographic sales mix and changes in costs or reduced supply availability of diamonds and precious metals. Please also see the Company's risk factors, as they may be amended from time to time, set forth in the Company's filings with the Securities and Exchange Commission, including the Company's most recently filed Annual Report on Form 10-K for a discussion of these and other factors that could cause actual results to differ materially. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of April 30, 2015 is 12 months.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to manage the effect of volatility in precious metal prices. The maximum term of the Company's outstanding precious metal forward contracts as of April 30, 2015 is 12 months.

TIFFANY & CO.

Item 4. Controls and Procedures.

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

PART II. Other Information

Item 1. Legal Proceedings.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $78.0 million at April 30, 2015) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $4.0 billion at April 30, 2015) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $128.0 million at April 30, 2015) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $575.0 million at April 30, 2015) (calculated based on alleged future lost profits of the Tiffany Parties).

The Arbitration hearing was held in October 2012 before a three-member arbitral panel convened in the Netherlands pursuant to the Arbitration Rules of the Netherlands Arbitration Institute (the "Rules"), and the Arbitration record was completed in February 2013.

Under the terms of the Arbitration Award, and at the request of the Swatch Parties and the Tiffany Parties, the Agreements were deemed terminated. The Arbitration Award stated that the effective date of termination was March 1, 2013. Pursuant to the Arbitration Award, the Tiffany Parties were ordered to pay the Swatch Parties damages of CHF 402.7 million (the "Arbitration Damages"), as well as interest from June 30, 2012 to the date of payment, two-thirds of the cost of the Arbitration and two-thirds of the Swatch Parties' legal fees, expenses and costs. These amounts were paid in full in January 2014.

Prior to the ruling of the arbitral panel, no accrual was established in the Company's consolidated financial statements because management did not believe the likelihood of an award of damages to the Swatch Parties was probable. As a result of the ruling, in the fourth quarter of 2013, the Company recorded a charge of $480.2 million, which included the damages, interest, and other costs associated with the ruling and which was classified as Arbitration award expense in the consolidated statement of earnings.

On March 31, 2014, the Tiffany Parties took action in the District Court of Amsterdam to annul the Arbitration Award. Generally, arbitration awards are final; however, Dutch law does provide for limited grounds on which arbitral awards may be set aside. The Tiffany Parties petitioned to annul the Arbitration Award on these statutory grounds.

TIFFANY & CO.

These grounds include, for example, that the arbitral tribunal violated its mandate by changing the express terms of the Agreements.

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award is set aside. However, the Swatch Parties have taken action in the Dutch courts to appeal the District Court’s decision, and the Arbitration Award may ultimately be upheld by the courts of the Netherlands. Registrant’s management expects that the annulment action will not be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2017.

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

Additionally, management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended April 30, 2015 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

Royalties payable to the Tiffany Parties by Watch Company under the Agreements were not significant in any year and watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2013 and 2012.

The Company is proceeding with the design, production, marketing and distribution of TIFFANY & CO. brand watches through certain of its Swiss subsidiaries. Management introduced new TIFFANY & CO. brand watches in April 2015. The effective development and growth of this watch business has required and will continue to require additional resources and involves risks and uncertainties.

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

TIFFANY & CO.

Item 1A.	Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In March 2014, the Company's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $300.0 million of its Common Stock through open market transactions. Purchases are executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The program will expire on March 31, 2017.

The following table contains the Company's purchases of equity securities in the first quarter of 2015 (in millions, except share and per share amounts):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2015 to February 28, 2015	104,948	$ 88.63	104,948	$ 263.7
March 1, 2015 to March 31, 2015	144,853	$ 86.24	144,853	$ 251.2
April 1, 2015 to April 30, 2015	129,890	$ 87.01	129,890	$ 239.9
TOTAL	379,691	$ 87.16	379,691	$ 239.9

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges.

14.1	Code of Business and Ethical Conduct and Business Conduct Policy.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 27, 2015	TIFFANY & CO.
(Registrant)

By: /s/ Ralph Nicoletti
Ralph Nicoletti
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.