Form 10-Q
period 2015-07-31
TIFFANY & CO
filed 2015-08-27
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 128,946,833 shares outstanding at the close of business on July 31, 2015.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2015

PART I. Financial Information

Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	July 31, 2015	January 31, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$758.5	$730.0	$398.2
Short-term investments	12.9	1.5	0.2
Accounts receivable, less allowances of $9.8, $10.6 and $9.5	180.3	195.2	190.3
Inventories, net	2,357.7	2,362.1	2,531.5
Deferred income taxes	101.4	102.6	104.9
Prepaid expenses and other current assets	202.9	220.0	225.9
Total current assets	3,613.7	3,611.4	3,451.0
Property, plant and equipment, net	898.4	899.5	857.3
Deferred income taxes	334.3	323.4	246.2
Other assets, net	334.1	346.3	381.3
	$5,180.5	$5,180.6	$4,935.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$196.8	$234.0	$275.4
Accounts payable and accrued liabilities	310.4	318.0	300.8
Income taxes payable	38.3	39.9	28.4
Merchandise credits and deferred revenue	73.9	66.1	65.5
Total current liabilities	619.4	658.0	670.1
Long-term debt	878.6	882.5	750.1
Pension/postretirement benefit obligations	538.9	524.2	279.5
Deferred gains on sale-leasebacks	59.5	64.5	77.9
Other long-term liabilities	189.4	200.7	213.8
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 128.9, 129.3 and 129.3	1.3	1.3	1.3
Additional paid-in capital	1,184.7	1,173.6	1,152.1
Retained earnings	2,008.7	1,950.7	1,824.3
Accumulated other comprehensive loss, net of tax	(316.7)	(290.5)	(47.3)
Total Tiffany & Co. stockholders' equity	2,878.0	2,835.1	2,930.4
Non-controlling interests	16.7	15.6	14.0
Total stockholders' equity	2,894.7	2,850.7	2,944.4
	$5,180.5	$5,180.6	$4,935.8
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net sales	$990.5	$992.9	$1,953.0	$2,005.1
Cost of sales	397.5	397.7	791.0	820.4
Gross profit	593.0	595.2	1,162.0	1,184.7
Selling, general and administrative expenses	420.2	386.7	819.2	766.4
Earnings from operations	172.8	208.5	342.8	418.3
Interest and other expenses, net	13.6	16.1	22.9	32.4
Earnings from operations before income taxes	159.2	192.4	319.9	385.9
Provision for income taxes	54.3	68.3	110.2	136.2
Net earnings	$104.9	$124.1	$209.7	$249.7
Net earnings per share:
Basic	$0.81	$0.96	$1.62	$1.93
Diluted	$0.81	$0.96	$1.62	$1.92
Weighted-average number of common shares:
Basic	129.0	129.3	129.1	129.1
Diluted	129.6	129.9	129.7	129.9

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net earnings	$104.9	$124.1	$209.7	$249.7
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(31.8)	(5.0)	(28.2)	12.2
Unrealized (loss) gain on marketable securities	(1.2)	(0.5)	(0.1)	0.3
Unrealized loss on hedging instruments	(2.7)	(1.3)	(7.1)	(4.8)
Net unrealized gain on benefit plans	4.5	1.6	9.2	3.6
Total other comprehensive (loss) earnings, net of tax	(31.2)	(5.2)	(26.2)	11.3
Comprehensive earnings	$73.7	$118.9	$183.5	$261.0

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balance at January 31, 2015	$2,850.7	$1,950.7	$(290.5)	129.3	$1.3	$1,173.6	$15.6
Exercise of stock options and vesting of restricted stock units ("RSUs")	(0.5)	—	—	0.2	—	(0.5)	—
Tax effect of exercise of stock options and vesting of RSUs	2.0	—	—	—	—	2.0	—
Share-based compensation expense	14.4	—	—	—	—	14.4	—
Purchase and retirement of Common Stock	(55.8)	(51.0)	—	(0.6)	—	(4.8)	—
Cash dividends on Common Stock	(100.7)	(100.7)	—	—	—	—	—
Other comprehensive loss, net of tax	(26.2)	—	(26.2)	—	—	—	—
Net earnings	209.7	209.7	—	—	—	—	—
Non-controlling interests	1.1	—	—	—	—	—	1.1
Balance at July 31, 2015	$2,894.7	$2,008.7	$(316.7)	128.9	$1.3	$1,184.7	$16.7

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$209.7	$249.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	98.4	97.2
Amortization of gain on sale-leasebacks	(4.1)	(4.7)
Excess tax benefits from share-based payment arrangements	(2.1)	(12.5)
Provision for inventories	13.7	14.7
Deferred income taxes	(10.8)	19.6
Provision for pension/postretirement benefits	32.8	19.7
Share-based compensation expense	14.2	13.4
Impairment charge	9.6	—
Changes in assets and liabilities:
Accounts receivable	9.9	(0.2)
Inventories	(36.0)	(213.3)
Prepaid expenses and other current assets	(4.7)	(23.3)
Accounts payable and accrued liabilities	(28.0)	(19.5)
Income taxes payable	5.7	28.3
Merchandise credits and deferred revenue	8.4	(5.1)
Other, net	(6.8)	(11.2)
Net cash provided by operating activities	309.9	152.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(52.3)	(0.7)
Proceeds from sales of marketable securities and short-term investments	59.8	21.7
Capital expenditures	(98.4)	(91.1)
Proceeds from notes receivable	—	7.3
Net cash used in investing activities	(90.9)	(62.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from credit facility borrowings, net	(28.1)	14.0
Proceeds from other credit facility borrowings	5.2	12.1
Repayment of other credit facility borrowings	(11.3)	(1.0)
Repurchase of Common Stock	(55.8)	(16.4)
Proceeds from exercised stock options	1.2	35.3
Excess tax benefits from share-based payment arrangements	2.1	12.5
Cash dividends on Common Stock	(100.7)	(92.9)
Distribution to non-controlling interest	—	(1.9)
Financing fees	(0.2)	(0.1)
Net cash used in financing activities	(187.6)	(38.4)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	0.8
Net increase in cash and cash equivalents	28.5	52.4
Cash and cash equivalents at beginning of year	730.0	345.8
Cash and cash equivalents at end of six months	$758.5	$398.2

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the Registrant) and its subsidiaries (the "Company") in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities ("VIEs"), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company's financial position as of July 31, 2015 and 2014 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2015 is derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and six months ended July 31, 2015 and 2014 are not necessarily indicative of the results of the entire fiscal year.

2.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB voted to defer the effective date for one year to interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual periods beginning after December 15, 2016, and retrospective application is required. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective retrospectively for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company expects to adopt this ASU beginning on February 1, 2016 and

TIFFANY & CO.

the adoption of the new guidance is not expected to have a material impact on the Company's financial condition and financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-05 – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (an update to Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software), which provides guidance on accounting for cloud computing fees. If a cloud computing arrangement includes a software license, then the customer should account for the license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This ASU is effective for arrangements entered into, or materially modified, in interim and annual periods beginning after December 15, 2015. Retrospective application is permitted but not required. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 – Inventory (Topic 330): Simplifying the Measurement of Inventory, which states an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to all inventory that is measured using the average costs or first-in first-out (FIFO) methods. This supersedes prior guidance which allowed entities to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. This ASU is effective for interim and annual periods beginning after December 15, 2016. The amendments should be applied prospectively and earlier application is permitted. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. A Credit Card account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all Credit Card Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At July 31, 2015 and 2014, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net) was $61.8 million and $55.7 million, of which 97% was considered current in both periods. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $1.0 million at July 31, 2015 and 2014) was determined based on the factors discussed above. Finance charges earned on Credit Card accounts are not significant.

Financing Arrangements. The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements along with projections and business, operational and other economic factors on a periodic basis. At July 31, 2015 and 2014, the current portion of the carrying amount of financing arrangements including accrued interest was $2.2 million and $17.1 million and was recorded in prepaid expenses and other current assets. At July 31, 2015 and 2014, the non-current portion of the carrying amount of financing arrangements including accrued interest was $47.7 million and $49.2 million and was included in other assets, net.

TIFFANY & CO.

As of July 31, 2015, the Company had a $44.1 million financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). On April 30, 2015, the Company agreed to defer Koidu's principal payment due on March 30, 2015, subject to certain conditions set forth in the amendment which were met in June 2015. In August 2015, Koidu requested that its interest payment due in July 2015 be deferred until a future date to be determined, and it has advised the Company that it is likely to request a deferral of interest payments due in August and September of 2015. The terms and conditions of this deferral request are under discussion. Management also believes that it is possible that Koidu will request a deferral of the principal payment due in September 2015; however, Koidu has not yet responded to the Company's request for a proposed revised payment schedule for its obligations under the Loan. Additionally, Koidu has informed the Company that it is seeking additional sources of capital to fund ongoing operations of the mine. Based on these discussions with Koidu, management believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the Loan, and has recorded an impairment charge, and related valuation allowance, of $9.6 million in the three months ended July 31, 2015. The net carrying amount of $34.5 million is included in the non-current portion of the carrying amount of financing arrangements discussed above. Additionally, the Company will no longer accrue interest income on the outstanding Loan balance. Continued discussions with Koidu regarding cash flow projections for the mine and the outcome of Koidu's further financing efforts, as well as any other developments, will inform negotiations regarding the Loan repayment schedule as well as management's ongoing evaluation of the collectability of the Loan and the accrual of interest income. See "Note 9. Commitments and Contingencies" for additional information on this financing arrangement.

The Company recorded no material impairment charges on such loans as of July 31, 2014.

4.	INVENTORIES

(in millions)	July 31, 2015	January 31, 2015	July 31, 2014
Finished goods	$1,347.8	$1,386.8	$1,453.2
Raw materials	896.9	866.9	933.3
Work-in-process	113.0	108.4	145.0
Inventories, net	$2,357.7	$2,362.1	$2,531.5

5.	INCOME TAXES

The effective income tax rate for the three months ended July 31, 2015 was 34.2% versus 35.5% in the prior year. The effective income tax rate for the three months ended July 31, 2015 included a decrease of 1.0 percentage point due to the impact of a valuation allowance release. The effective income tax rate for the three months ended July 31, 2014 included an increase of 0.6 percentage point due to the one-time impact of changes in tax legislation. The effective income tax rate for the six months ended July 31, 2015 was 34.4% versus 35.3% in the prior year. The effective income tax rate for the six months ended July 31, 2015 included a decrease of 0.5 percentage point due to the impact of a valuation allowance release. The effective income tax rate for the six months ended July 31, 2014 included an increase of 1.3 percentage points due to the one-time impact of changes in state tax legislation offset by the favorable impact of a valuation allowance release of 0.6 percentage point.

During the six months ended July 31, 2015, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2012) and New York State (tax years 2012–2013), as well as an audit that is being conducted by the IRS (tax years 2010–2012). Tax years from 2006–present are open to examination in U.S. Federal and various state, local and foreign jurisdictions.

TIFFANY & CO.

As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. At January 31, 2015, total unrecognized tax benefits were $8.3 million of which approximately $5.3 million, if recognized, would affect the effective income tax rate. Management believes it is reasonably possible that a majority of the total gross amount provided for unrecognized tax benefits will decrease in the next 12 months. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2015	2014	2015	2014
Net earnings for basic and diluted EPS	$104.9	$124.1	$209.7	$249.7
Weighted-average shares for basic EPS	129.0	129.3	129.1	129.1
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.6	0.6	0.6	0.8
Weighted-average shares for diluted EPS	129.6	129.9	129.7	129.9

For the three and six months ended July 31, 2015 and 2014, there were 0.7 million and 0.3 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges, and recorded a loss within accumulated other comprehensive loss, which is being amortized over the terms of the notes to which the interest rate swaps related.

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

As of July 31, 2015, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $153.5 million and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $104.4 million. The maximum term of the Company's outstanding foreign exchange forward contracts as of July 31, 2015 is 12 months.

Precious Metal Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to manage the effect of volatility in precious metal prices. The Company accounts for its precious metal forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal forward contracts' cash flows. As of July 31, 2015, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 12 months. As of July 31, 2015, there were precious metal derivative instruments outstanding for approximately 20,500 ounces of platinum, 355,500 ounces of silver and 22,100 ounces of gold.

TIFFANY & CO.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended July 31,
	2015		2014
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$6.9	$5.2	$0.6	$5.5
Precious metal forward contracts [a]	(7.9)	(1.4)	1.4	(1.2)
Forward-starting interest rate swaps [b]	—	(0.4)	—	(0.4)
	$(1.0)	$3.4	$2.0	$3.9

	Six Months Ended July 31,
	2015		2014
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$8.0	$9.5	$0.5	$12.8
Precious metal forward contracts [a]	(13.1)	(2.5)	1.8	(2.7)
Forward-starting interest rate swaps [b]	—	(0.8)	—	(0.7)
	$(5.1)	$6.2	$2.3	$9.4
aThe gain or loss recognized in earnings is included within Cost of sales.
bThe gain or loss recognized in earnings is included within Interest and other expenses, net.

In the three and six months ended July 31, 2015, pre-tax gains of $3.9 million and pre-tax losses of $0.9 million, respectively, were recognized in earnings on derivatives not designated as hedging instruments related to foreign exchange forward contracts and are included in interest and other expenses, net. Gains or losses on the undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the liabilities and transactions being hedged. Such amounts were not significant in the three and six months ended July 31, 2014. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended July 31, 2015 and 2014. The Company expects approximately $6.8 million of net pre-tax derivative gains included in accumulated other comprehensive income at July 31, 2015 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Financial assets and liabilities carried at fair value at July 31, 2015 are classified in the tables below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Marketable securities [a]	$35.5	$35.5	$—	$—	$35.5
Time deposits [b]	12.9	12.9	—	—	12.9
Derivatives designated as hedging instruments:
Foreign exchange forward contracts [c]	11.1	—	11.1	—	11.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	3.6	—	3.6	—	3.6
Total financial assets	$63.1	$48.4	$14.7	$—	$63.1

TIFFANY & CO.

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$8.7	$—	$8.7	$—	$8.7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	0.1	—	0.1	—	0.1
Total financial liabilities	$8.8	$—	$8.8	$—	$8.8

Financial assets and liabilities carried at fair value at July 31, 2014 are classified in the tables below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Marketable securities [a]	$53.4	$53.4	$—	$—	$53.4
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	0.7	—	0.7	—	0.7
Foreign exchange forward contracts [c]	3.3	—	3.3	—	3.3
Total financial assets	$57.4	$53.4	$4.0	$—	$57.4

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$0.3	$—	$0.3	$—	$0.3
Foreign exchange forward contracts [d]	0.2	—	0.2	—	0.2
Total financial liabilities	$0.5	$—	$0.5	$—	$0.5
aIncluded within Other assets, net.
bIncluded within Short-term investments.
cIncluded within Prepaid expenses and other current assets.
dIncluded within Accounts payable and accrued liabilities.

The fair value of derivatives not designated as hedging instruments was not significant in the period ended July 31, 2014. The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $1.1 billion and $1.0 billion and the corresponding fair value was approximately $1.1 billion at July 31, 2015 and 2014.

9.	COMMITMENTS AND CONTINGENCIES

Diamond Sourcing Activities. The Company has agreements with various diamond producers to purchase defined portions of their mines' output at prevailing fair market prices. In addition, the Company also regularly purchases rough and polished diamonds from other suppliers, although it has no contractual obligations to do so.

In consideration of its diamond supply agreements, the Company has provided financing to certain suppliers of its rough diamonds. In March 2011, Laurelton Diamonds, Inc. ("Laurelton"), a wholly-owned subsidiary of the Company, as lender, entered into a $50.0 million amortizing term loan facility

TIFFANY & CO.

agreement with Koidu, as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the "Mine") from which Laurelton acquires diamonds. Koidu was required under the terms of the Loan to apply the proceeds of the Loan to capital expenditures necessary to increase the output of the Mine, among other purposes. As of July 31, 2011, the Loan was fully funded. In consideration of the Loan, Laurelton entered into a supply agreement, pursuant to which Laurelton is required to purchase at fair market value certain diamonds recovered from the Mine that meet Laurelton's quality standards. The assets of Koidu, including all equipment and rights in respect of the Mine, are subject to the security interest of a lender that is not affiliated with the Company. The Loan is partially secured by the diamonds, if any, that have been extracted from the Mine and that have not been sold to third parties. The Company has evaluated the variable interest entity consolidation requirements with respect to this transaction and has determined that it is not the primary beneficiary, as it does not have the power to direct any of the activities that most significantly impact Koidu's economic performance.

On March 29, 2013, the Company entered into an amendment relating to the Loan which deferred principal and interest payments due in 2013 to subsequent years, and, on March 31, 2014, the Company entered into a further amendment providing that the principal payments due in 2014 be paid on a monthly basis rather than on a semi-annual basis. On April 30, 2015, the Company entered into a further amendment (the "2015 Amendment"). Pursuant to the 2015 Amendment, once certain customary conditions relating to the addition of one of Koidu's affiliates as an obligor under the Loan were satisfied, the principal payment due on March 30, 2015 would be deferred until a date to be specified by the Company (which date may be upon at least 30 days' written notice to Koidu, or upon the occurrence of certain specified acceleration conditions). As of June 2015, all of the conditions had been satisfied and the deferral of the principal payment due on March 30, 2015 had become effective, subject to the acceleration conditions set forth in the 2015 Amendment, which include Koidu remaining current on its other payment obligations to the Company. The Loan, as amended, is required to be repaid in full by March 2017 through semi-annual payments. Under the 2015 Amendment, the interest rate on the Loan was increased and, as of April 1, 2015, interest will accrue at a rate per annum that is the greater of (i) LIBOR plus 3.5% or (ii) 6.75%. Koidu also agreed to pay, and subsequently paid, an additional 2% per annum of interest on all deferred principal repayments. In August 2015, Koidu requested that its interest payment due in July 2015 be deferred until a future date to be determined, and it has advised the Company that it is likely to request a deferral of interest payments due in August and September of 2015. The terms and conditions of this deferral request are under discussion. Management also believes that it is possible that Koidu will request a deferral of the principal payment due in September 2015; however, Koidu has not yet responded to the Company's request for a proposed revised payment schedule for its obligations under the Loan. Additionally, Koidu has informed the Company that it is seeking additional sources of capital to fund ongoing operations of the Mine.

At July 31, 2015, there was $44.1 million of principal and interest outstanding under this Loan (see "Note 3. Receivables and Financing Arrangements"). Based on these discussions with Koidu, management believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the Loan, and has recorded an impairment charge, and related valuation allowance, of $9.6 million in the three months ended July 31, 2015. Additionally, the Company will no longer accrue interest income on the outstanding Loan balance. Continued discussions with Koidu regarding cash flow projections for the Mine and the outcome of Koidu's further financing efforts, as well as any other developments, will inform negotiations regarding the Loan repayment schedule as well as management's ongoing evaluation of the collectability of the Loan and the accrual of interest income. It is possible that such ongoing evaluation may result in additional changes to management's assessment of collectability. While such changes in management's assessment would not have a material adverse effect on the Company's financial position or cash flows, it is possible that such a change in assessment could affect the Company's earnings in the period in which such a change were to occur.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company's business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $75.0 million at July 31, 2015) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.9 billion at July 31, 2015) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties' claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties' September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties' counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $124.0 million at July 31, 2015) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $557.0 million at July 31, 2015) (calculated based on alleged future lost profits of the Tiffany Parties).

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
A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award is set aside. However, the Swatch Parties have taken action in the Dutch courts to appeal the District Court's decision, and the Arbitration Award may ultimately be upheld by the courts of the Netherlands. Registrant's management expects that the annulment action will not be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2017.

TIFFANY & CO.

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

In any litigation regarding the claims and counterclaims that formed the basis of the arbitration, issues of liability and damages will be pled and determined without regard to the findings of the arbitral panel. As such, it is possible that the court could find that the Swatch Parties were in material breach of their obligations under the Agreements, that the Tiffany Parties were in material breach of their obligations under the Agreements or that neither the Swatch Parties nor the Tiffany Parties were in material breach. If the Swatch Parties' claims of liability were accepted by the court, the damages award cannot be reasonably estimated at this time, but could exceed the Arbitration Damages and could have a material adverse effect on the Registrant's consolidated financial statements or liquidity.

Although the District Court has issued a decision in favor of the Tiffany Parties, an amount will only be recorded for any return of amounts paid under the Arbitration Award when the District's Court decision is final (i.e., after any right of appeal has been exhausted) and return of these amounts is deemed probable and collection is reasonably assured. As such, the Company has not recorded any amounts in its consolidated financial statements related to the District Court's decision.

Additionally, management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended July 31, 2015 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

Environmental Matter. In 2005, the US Environmental Protection Agency ("EPA") designated a 17-mile stretch of the Passaic River (the "River") part of the Diamond Alkali "Superfund" site. This designation resulted from the detection of hazardous substances emanating from the site, which was previously home to the Diamond Shamrock Corporation, a manufacturer of pesticides and herbicides. Under the Superfund law, the EPA will negotiate with potentially responsible parties to agree on remediation approaches.

The Company, which operated a silverware manufacturing facility near a tributary of the River from approximately 1897 to 1985, is one of more than 300 parties (the "Potentially Responsible Parties") designated in litigation as potentially responsible parties with respect to the River. The EPA issued general notice letters to 125 of these parties. The Company, along with approximately 70 other

TIFFANY & CO.

Potentially Responsible Parties (collectively, the "Cooperating Parties Group" or "CPG") voluntarily entered into an Administrative Settlement Agreement and Order on Consent ("AOC") with the EPA in May 2007 to perform a Remedial Investigation/Feasibility Study (the "RI/FS") of the lower 17 miles of the River. In June 2012, most of the CPG voluntarily entered into a second AOC related to focused remediation actions at Mile 10.9 of the River. The actions under the Mile 10.9 AOC are complete (except for continued monitoring), and the RI/FS submission under the 2007 AOC was submitted as complete on April 30, 2015. The Company has accrued for its financial obligations under both AOCs, which have not been material to its financial position or results of operations in previous financial periods or on a cumulative basis.

Separately, the EPA has issued and is reviewing comments on its proposed plan for remediating the lower eight miles of the River, which is supported by a Focused Feasibility Study (the "FFS"). The FFS provides multiple approaches to remediation, which range in cost from $360.0 million to $3.25 billion, with the cost of the EPA-recommended approach ranging from $950.0 million to $1.73 billion. It cannot be determined how any costs of remediation identified as a result of the FFS would be allocated among any of the potentially responsible parties.

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

Until one or more Records of Decision are issued, neither the ultimate remedial approaches and their costs, nor the Company's participation, if any, relative to the other potentially responsible parties in these approaches and costs, can be determined. As such, the Company's obligations, if any, beyond those already recorded for the 2007 AOC and the Mile 10.9 AOC cannot be determined at this time, and the Company has therefore not recorded any additional liability related to this matter. In light of the number of companies that are Potentially Responsible Parties, which includes, but goes well beyond, those in the CPG that participated in the 2007 AOC and the Mile 10.9 AOC, and the Company's relative participation in the costs related thereto, the Company does not expect that its ultimate liability, if any, related to these matters will be material to its financial position. However, it is possible that, when the uncertainties discussed above are resolved, such liability could be material to its results of operations or cash flows in the period in which such uncertainties are resolved.

10.	STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

(in millions)	July 31, 2015	January 31, 2015	July 31, 2014
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(104.5)	$(76.3)	$29.0
Unrealized gain on marketable securities	1.8	1.9	2.9
Deferred hedging loss	(12.5)	(5.4)	(11.4)
Net unrealized loss on benefit plans	(201.5)	(210.7)	(67.8)
	$(316.7)	$(290.5)	$(47.3)

TIFFANY & CO.

Additions to and reclassifications out of accumulated other comprehensive (loss) earnings are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2015	2014	2015	2014
Foreign currency translation adjustments	$(34.6)	$(5.1)	$(30.9)	$12.2
Income tax benefit	2.8	0.1	2.7	—
Foreign currency translation adjustments, net of tax	(31.8)	(5.0)	(28.2)	12.2
Unrealized (loss) gain on marketable securities	(1.3)	(0.4)	0.2	0.8
Reclassification adjustment for gains included in net earnings [a]	(0.4)	—	(0.4)	—
Income tax benefit (expense)	0.5	(0.1)	0.1	(0.5)
Unrealized (loss) gain on marketable securities, net of tax	(1.2)	(0.5)	(0.1)	0.3
Unrealized (loss) gain on hedging instruments	(1.0)	2.0	(5.1)	2.3
Reclassification adjustment for gains included in net earnings [b]	(3.4)	(3.9)	(6.2)	(9.4)
Income tax benefit	1.7	0.6	4.2	2.3
Unrealized loss on hedging instruments, net of tax	(2.7)	(1.3)	(7.1)	(4.8)
Prior service cost	—	(0.5)	—	(0.5)
Amortization of net loss included in net earnings [c]	7.4	3.2	15.2	6.6
Amortization of prior service credit included in net earnings [c]	(0.2)	(0.1)	(0.4)	(0.2)
Income tax expense	(2.7)	(1.0)	(5.6)	(2.3)
Net unrealized gain on benefit plans, net of tax	4.5	1.6	9.2	3.6
Total other comprehensive (loss) earnings, net of tax	$(31.2)	$(5.2)	$(26.2)	$11.3

[a]	These gains are reclassified into Interest and other expenses, net.

[b]	These gains are reclassified into Cost of sales and Interest and other expenses, net (see "Note 7. Hedging Instruments" for additional details).

[c]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note 11. Employee Benefit Plans" for additional details).

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

TIFFANY & CO.

The Company's share repurchase activity was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions, except per share amounts)	2015	2014	2015	2014
Cost of repurchases	$22.7	$9.3	$55.8	$16.4
Shares repurchased and retired	0.3	0.1	0.6	0.2
Average cost per share	$90.43	$90.98	$88.46	$89.18

At July 31, 2015, $217.2 million remained available for share repurchases under this authorization.

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.40 and $0.38 per share of Common Stock in the three months ended July 31, 2015 and 2014 and $0.78 and $0.72 per share of Common Stock in the six months ended July 31, 2015 and 2014.

11.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2015	2014	2015	2014
Net Periodic Benefit Cost:
Service cost	$5.3	$3.8	$1.0	$0.6
Interest cost	7.6	7.0	0.8	0.7
Expected return on plan assets	(6.2)	(5.9)	—	—
Amortization of prior service cost (credit)	—	0.1	(0.2)	(0.2)
Amortization of net loss	7.0	3.2	0.4	—
Net expense	$13.7	$8.2	$2.0	$1.1

	Six Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2015	2014	2015	2014
Net Periodic Benefit Cost:
Service cost	$11.3	$8.5	$2.1	$1.2
Interest cost	15.3	14.1	1.6	1.3
Expected return on plan assets	(12.3)	(11.8)	—	—
Amortization of prior service cost (credit)	—	0.1	(0.4)	(0.3)
Amortization of net loss	14.4	6.6	0.8	—
Net expense	$28.7	$17.5	$4.1	$2.2

TIFFANY & CO.

12.	SEGMENT INFORMATION

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

Certain information relating to the Company's segments is set forth below:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2015	2014	2015	2014
Net sales:
Americas	$474.6	$483.6	$918.3	$922.3
Asia-Pacific	245.3	236.8	504.3	497.7
Japan	125.5	119.1	247.3	293.0
Europe	122.6	120.0	225.4	221.3
Total reportable segments	968.0	959.5	1,895.3	1,934.3
Other	22.5	33.4	57.7	70.8
	$990.5	$992.9	$1,953.0	$2,005.1
Earnings from operations*:
Americas	$94.8	$109.8	$167.1	$191.3
Asia-Pacific	56.8	65.5	129.5	137.3
Japan	46.1	39.2	89.8	110.7
Europe	23.0	25.1	37.0	42.1
Total reportable segments	220.7	239.6	423.4	481.4
Other	1.8	2.4	5.3	4.7
	$222.5	$242.0	$428.7	$486.1

*	Represents earnings from operations before (i) unallocated corporate expenses, (ii) interest and other expenses, net and, (iii) other operating expense.

TIFFANY & CO.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2015	2014	2015	2014
Earnings from operations for segments	$222.5	$242.0	$428.7	$486.1
Unallocated corporate expenses	(40.1)	(33.5)	(76.3)	(67.8)
Interest and other expenses, net	(13.6)	(16.1)	(22.9)	(32.4)
Other operating expense	(9.6)	—	(9.6)	—
Earnings from operations before income taxes	$159.2	$192.4	$319.9	$385.9

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expense in the three and six months ended July 31, 2015 represents an impairment charge related to a financing arrangement with Koidu. See "Note 3. Receivables and Financing Arrangements" and "Note 9. Commitments and Contingencies" for additional information.

13.	SUBSEQUENT EVENT
On August 20, 2015, the Company's Board of Directors approved a quarterly dividend of $0.40 per share of Common Stock. This dividend will be paid on October 13, 2015 to shareholders of record on September 21, 2015.

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

The Company's reportable segments are as follows:

•
Americas includes sales in 124 Company-operated TIFFANY & CO. stores in the United States ("U.S."), Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

•	Asia-Pacific includes sales in 79 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 56 Company-operated TIFFANY & CO. stores, as well as sales of
TIFFANY & CO. products through business-to-business, Internet and wholesale operations;

•	Europe includes sales in 39 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through the Internet; and

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which consists of retail sales in five Company-operated TIFFANY & CO. stores in the United Arab Emirates and, beginning in February 2014, in one Company-operated TIFFANY & CO. store in Russia and wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East and, through January 2014, in Russia). In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs as well as earnings received from third-party licensing agreements.

HIGHLIGHTS

•
In the three months ("second quarter") ended July 31, 2015, worldwide net sales of $990.5 million were approximately equal to the prior year. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), both worldwide net sales and comparable store sales increased 7% due to substantial growth in Japan, Europe and Asia-Pacific, while sales in the Americas were equal to the prior year.

•
Worldwide net sales decreased 3% to $1,953.0 million in the six months ("first half") ended July 31, 2015. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 4% and comparable store sales increased 3% primarily due to growth in Europe and Asia-Pacific.

•	The Company added nine TIFFANY & CO. stores (opening six in Asia-Pacific, two in the Americas and one in Europe) in the first half.

•
Earnings from operations as a percentage of net sales ("operating margin") decreased 3.6 percentage points in the second quarter and decreased 3.3 percentage points in the first half. Excluding an impairment charge recorded in the second quarter of 2015 (see "Non-GAAP Measures" below), operating margin decreased 2.6 percentage points in the second quarter and decreased 2.9 percentage points in the first half due to higher selling, general and administrative expenses.

•
Net earnings decreased 16% to $104.9 million, or $0.81 per diluted share, in the second quarter and decreased 16% to $209.7 million, or $1.62 per diluted share, in the first half. Excluding an impairment charge recorded in the second quarter of 2015 (see "Non-GAAP Measures" below), net earnings decreased

TIFFANY & CO.

10% to $111.2 million, or $0.86 per diluted share, in the second quarter and decreased 14% to $216.0 million, or $1.67 per diluted share, in the first half.

•
Inventories, net decreased 7% from July 31, 2014. The strengthening of the U.S. dollar had the effect of decreasing inventories by 5% as compared with July 31, 2014 and therefore, excluding this effect, inventories would have decreased 2% due to reduced inventory purchases.

•	The Company introduced its new CT60TM watch collection in April 2015.

•	In May 2015, the Board of Directors approved a 5% increase in the quarterly dividend rate to $0.40 per share of the Company's Common Stock, or an annual dividend rate of $1.60 per share.

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

	Second Quarter 2015 vs. 2014			First Half 2015 vs. 2014
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	—%	(7)%	7%	(3)%	(7)%	4%
Americas	(2)	(2)	—	—	(1)	1
Asia-Pacific	4	(5)	9	1	(5)	6
Japan	5	(22)	27	(16)	(16)	—
Europe	2	(17)	19	2	(18)	20
Other	(33)	(6)	(27)	(19)	(7)	(12)
Comparable Store Sales:
Worldwide	(1)%	(8)%	7%	(4)%	(7)%	3%
Americas	(2)	(2)	—	(1)	(1)	—
Asia-Pacific	1	(5)	6	—	(4)	4
Japan	1	(20)	21	(20)	(14)	(6)
Europe	1	(18)	19	(1)	(19)	18
Other	(5)	(13)	8	(6)	(10)	4

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

(in millions, except per share amounts)	GAAP	Impairment charge [a] (decrease)/increase	Non-GAAP
Three months ended July 31, 2015
Selling, general and administrative expenses	$420.2	$(9.6)	$410.6
As a % of net sales	42.4%		41.5%
Earnings from operations	172.8	9.6	182.4
As a % of net sales	17.4%		18.4%
Net earnings	104.9	6.3	111.2
Diluted earnings per share	0.81	0.05	0.86

Six months ended July 31, 2015
Selling, general and administrative expenses	$819.2	$(9.6)	$809.6
As a % of net sales	41.9%		41.5%
Earnings from operations	342.8	9.6	352.4
As a % of net sales	17.6%		18.0%
Net earnings	209.7	6.3	216.0
Diluted earnings per share	1.62	0.05	1.67

[a]
In the three and six months ended July 31, 2015, the Company recorded an impairment charge related to a financing arrangement with Koidu Limited. See "Item 1. Notes to Condensed Consolidated Financial Statements – Note 3. Receivables and Financing Arrangements and Note 9. Commitments and Contingencies" for additional information.

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

TIFFANY & CO.

Net Sales

In the second quarter of 2015, worldwide net sales were approximately equal to the prior year, decreasing by $2.4 million. In the first half of 2015, worldwide net sales decreased $52.1 million, or 3%, primarily due to a substantial decline in Japan (see below).

The strengthening of the U.S. dollar versus other currencies had the translation effect of reducing worldwide net sales growth by 7% in both the second quarter and first half of 2015, with net sales on a constant-exchange-rate basis increasing 7% in the second quarter (due to substantial growth in Japan, Europe and Asia-Pacific, while sales in the Americas were equal to the prior year) and increasing 4% in the first half (primarily due to growth in Europe and Asia-Pacific).

In the second quarter, by product category, as reported in U.S. dollars on a GAAP basis, the fashion jewelry category increased $8.3 million, or 2%, from the prior year (as growth in gold jewelry sales was partly offset by a decline in entry-level price point silver jewelry sales); the statement, fine & solitaire jewelry category increased $3.1 million, or 1% (reflecting increases in statement jewelry which were partly offset by decreases in fine jewelry); and the engagement jewelry & wedding bands category decreased $3.5 million, or 1% (reflecting decreases in both solitaire diamond rings and wedding bands). The remaining product categories' sales declined $10.3 million, or 12%, primarily due to a decrease in wholesale sales of diamonds.

In the first half, by product category, as reported in U.S. dollars on a GAAP basis, the fashion jewelry category increased $8.7 million, or 1%, from the prior year (as growth in gold jewelry sales was partly offset by a decline in entry-level price point silver jewelry sales); the statement, fine & solitaire jewelry category decreased $8.7 million, or 2% (reflecting increases in statement jewelry which were more than offset by decreases in fine jewelry); and the engagement jewelry & wedding bands category decreased $39.2 million, or 6% (reflecting decreases in both solitaire diamond rings and wedding bands, primarily in Japan). The remaining product categories' sales declined $12.9 million, or 8%, primarily due to a decrease in wholesale sales of diamonds.
Net sales by segment were as follows:

	Second Quarter			First Half
(in millions)	2015	2014	Increase/(Decrease)	2015	2014	Increase/(Decrease)
Americas	$474.6	$483.6	(2)%	$918.3	$922.3	—%
Asia-Pacific	245.3	236.8	4	504.3	497.7	1
Japan	125.5	119.1	5	247.3	293.0	(16)
Europe	122.6	120.0	2	225.4	221.3	2
Other	22.5	33.4	(33)	57.7	70.8	(19)
	$990.5	$992.9	—%	$1,953.0	$2,005.1	(3)%

Americas. Total sales decreased $9.0 million, or 2%, in the second quarter due to a 14% decline in the number of jewelry units sold (which management attributes to soft demand for entry-level price point silver jewelry as well as a unit decline in fine jewelry) mostly offset by a 12% increase in the average price per jewelry unit sold (attributed to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category and to statement jewelry). Included in the $9.0 million decrease is a $9.8 million, or 2%, decrease in comparable store sales. On a constant-exchange-rate basis, both total sales and comparable store sales were unchanged from the prior year as higher sales to U.S. customers contrasted with lower foreign tourist spending in the U.S. which management attributes to the strong U.S. dollar. There was also strong comparable store sales growth in Canada and Latin America.

Total sales decreased $4.0 million, or less than 1%, in the first half due to a 12% decline in the number of jewelry units sold (which management attributes to soft demand for entry-level price point silver jewelry as well as a unit decline in fine jewelry) offset by a 12% increase in the average price per jewelry unit sold (attributed to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category and to statement jewelry). Included in the $4.0 million decrease is a $12.1 million, or 1%, decrease in comparable store sales partly offset by a $6.3 million increase in non-comparable store sales. On a constant-exchange-rate basis, total sales

TIFFANY & CO.

increased 1% and comparable store sales were unchanged as higher sales to U.S. customers contrasted with lower foreign tourist spending in the U.S. which management attributes to the strong U.S. dollar. There was also strong comparable store sales growth in Canada and Latin America.

Asia-Pacific. Total sales increased $8.5 million, or 4%, in the second quarter due to a 9% increase in the average price per jewelry unit sold (which management attributes to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category and to statement jewelry) partly offset by a 4% decrease in the number of jewelry units sold (attributed to soft demand for entry-level price point silver jewelry as well as a unit decline in fine jewelry). Included in the $8.5 million increase is a $7.7 million increase in non-comparable store sales. On a constant-exchange-rate basis, total sales increased 9% and comparable store sales increased 6% due to double-digit sales growth in China and Australia with mixed performance in other markets.

Total sales increased $6.6 million, or 1%, in the first half due to an 8% increase in the average price per jewelry unit sold (which management attributes to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category and to statement jewelry) mostly offset by a 6% decrease in the number of jewelry units sold (attributed to soft demand for entry-level price point silver jewelry as well as a unit decline in fine jewelry). Included in the $6.6 million increase is an $11.6 million increase in non-comparable store sales partly offset by a $2.8 million decrease in wholesale sales of TIFFANY & CO. merchandise to independent distributors. On a constant-exchange-rate basis, total sales increased 6% and comparable store sales increased 4% due to double-digit sales growth in China and Australia with mixed performance in other markets.

Japan. Sales performance in Japan was volatile in the second quarter and first half reflecting comparisons to the prior year when consumer demand was affected by spending before and after an increase in their consumption tax on April 1, 2014. Comparable store sales had increased 30% on a constant-exchange-rate basis in last year's first quarter followed by a 13% decline in the second quarter.

Total sales increased $6.4 million, or 5%, and comparable store sales increased $0.9 million, or 1%, in the second quarter, benefiting from higher sales to foreign tourists. On a constant-exchange-rate basis, total sales increased 27% due to a 14% increase in the number of jewelry units sold across all categories as well as a 13% increase in the average price per jewelry unit sold (which management attributes to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category). Comparable store sales on a constant-exchange-rate basis increased 21%.

Total sales decreased $45.7 million, or 16%, and comparable store sales decreased $55.1 million, or 20% in the first half. These decreases are due to currency translation as well as the difficult comparison to the prior year as noted above. On a constant-exchange-rate basis, total sales were unchanged with a 6% decrease in the number of jewelry units sold across all categories entirely offset by a 6% increase in the average price per jewelry unit sold (which management attributes to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category). Comparable store sales on a constant-exchange-rate basis decreased 6%.

Europe. Total sales increased $2.6 million, or 2%, and comparable store sales increased $1.0 million, or 1%, in the second quarter. The increase in total sales was driven by a 3% increase in the average price per jewelry unit sold which management attributes to a shift in sales mix toward higher-priced products as well as the impact of price increases, which were mostly offset by the negative effects of currency translation. On a constant-exchange-rate basis, total sales and comparable store sales increased 19% due to growth in the United Kingdom ("U.K.") and across continental Europe reflecting higher spending by foreign tourists as well as, to a lesser extent, higher sales to local customers.

Total sales increased $4.1 million, or 2%, and comparable store sales decreased $1.3 million, or 1%, in the first half. The increase in total sales was driven by a 2% increase in the average price per jewelry unit sold which management attributes to a shift in sales mix toward higher-priced products as well as the impact of price increases, which were mostly offset by the negative effects of currency translation. On a constant-exchange-rate basis, total sales increased 20% and comparable store sales increased 18% due to growth in the U.K. and across continental Europe reflecting higher spending by foreign tourists as well as higher sales to local customers.

Other. Other sales decreased $10.9 million, or 33%, in the second quarter and decreased $13.1 million, or 19%, in the first half primarily due to a decrease in wholesale sales of diamonds. Comparable store sales decreased 5% and 6% in the second quarter and first half, respectively. On a constant-exchange-rate basis, other sales decreased 27%

TIFFANY & CO.

in the second quarter and 12% in the first half and comparable store sales increased 8% in the second quarter and 4% in the first half.

Store Data. Management expects to increase the number of Company-operated stores by 12, net, during the fiscal year ending January 31, 2016 ("fiscal 2015"), with the majority of expansion planned in Asia-Pacific and the balance in the Americas and Europe. In the first half of 2015, the Company added nine Company-operated stores: six in Asia-Pacific (in China, Thailand and Macau), two in the Americas (in the U.S. and Canada) and one in Europe (in Switzerland). The Company's plan also includes relocating approximately ten existing locations during fiscal 2015.

Gross Margin

	Second Quarter		First Half
	2015	2014	2015	2014
Gross profit as a percentage of net sales	59.9%	59.9%	59.5%	59.1%

Gross margin (gross profit as a percentage of net sales) was unchanged in the second quarter, benefiting from a decline in wholesale sales of diamonds as well as favorable product input costs. These benefits were offset by a shift in sales mix toward higher-priced, lower-margin products. In addition, the benefit from retail price increases was largely offset by the negative effect from the strong U.S. dollar. Gross margin increased 0.4 percentage point in the first half reflecting similar items as noted above.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 7. Hedging Instruments"). Management increased retail prices in the first half of both 2015 and 2014 across all geographic regions and product categories. Management intends to take additional price increases during the third quarter of 2015.

Selling, General and Administrative ("SG&A") Expenses

	Second Quarter		First Half
	2015	2014	2015	2014
SG&A expenses as a percentage of net sales	42.4%	38.9%	41.9%	38.2%
SG&A expenses increased $33.5 million, or 9%, in the second quarter and increased $52.8 million, or 7%, in the first half. Included in these amounts is an impairment charge of $9.6 million recorded in the second quarter of 2015 (see "Non-GAAP Measures").
Excluding the item noted above, SG&A expenses increased $23.9 million, or 6%, in the second quarter reflecting increased marketing expenses of $9.6 million, increased store occupancy and depreciation expenses of $6.1 million (related to new and existing stores) and increased labor costs of $4.6 million (which includes increased costs for U.S. pension and postretirement benefit plans). The strengthening of the U.S. dollar had the effect of decreasing SG&A expense growth by 5% as compared with the prior year, and therefore, excluding this effect, SG&A expenses would have increased 11%.
Excluding the item noted above, SG&A expenses increased $43.2 million, or 6%, in the first half reflecting increased marketing expenses of $26.0 million and increased labor costs of $9.4 million (which includes increased costs for U.S. pension and postretirement benefit plans). The strengthening of the U.S. dollar had the effect of decreasing SG&A expense growth by 5% as compared with the prior year, and therefore, excluding this effect, SG&A expenses would have increased 11%.
SG&A expenses as a percentage of net sales increased 3.5 percentage points in the second quarter and 3.7 percentage points in the first half and would have increased 2.6 percentage points and 3.3 percentage points,

TIFFANY & CO.

respectively, when excluding the item noted above, due to increased marketing spending as well as sales deleveraging of operating expenses.

Earnings from Operations

Earnings from operations decreased 17% and operating margin decreased 3.6 percentage points in the second quarter. Excluding the other operating expense noted below, earnings from operations decreased 13% and operating margin decreased 2.6 percentage points due to higher SG&A expenses.

Results by segment are as follows:

(in millions)	Second Quarter 2015	% of Net Sales	Second Quarter 2014	% of Net Sales
Earnings from operations*:
Americas	$94.8	20.0%	$109.8	22.7%
Asia-Pacific	56.8	23.2	65.5	27.7
Japan	46.1	36.7	39.2	32.9
Europe	23.0	18.8	25.1	20.9
Other	1.8	8.1	2.4	7.2
	222.5		242.0
Unallocated corporate expenses	(40.1)	(4.1)%	(33.5)	(3.4)%
Other operating expense	(9.6)		—
Earnings from operations	$172.8	17.4%	$208.5	21.0%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the second quarter of 2015 compared with 2014 was as follows:

•	Americas – the ratio decreased 2.7 percentage points due to a decrease in net sales resulting in deleveraging of operating expenses as well as increased marketing spending and labor-related expenses;

•
Asia-Pacific – the ratio decreased 4.5 percentage points due to increased marketing spending and store-related operating expenses as well as a decrease in gross margin attributable to a shift in sales mix toward higher-priced products;

•
Japan – the ratio increased 3.8 percentage points due to an increase in net sales resulting in leverage on operating expenses partly offset by a decrease in gross margin as retail price increases were not sufficient to offset the weakening of the Yen versus the U.S. dollar;

•
Europe – the ratio decreased 2.1 percentage points resulting from increased store-related operating expenses as well as a decrease in gross margin attributable to a shift in sales mix toward higher-priced products; and

•
Other – the ratio increased 0.9 percentage point due to an improvement in gross margin offset by the deleveraging of operating expenses both of which were affected by a decrease in wholesale sales of diamonds.

TIFFANY & CO.

Earnings from operations decreased 18% and operating margin decreased 3.3 percentage points in the first half. Excluding the other operating expense noted below, earnings from operations decreased 16% and operating margin decreased 2.9 percentage points in the first half, due to higher SG&A expenses primarily related to marketing spending.

Results by segment are as follows:

(in millions)	First Half 2015	% of Net Sales	First Half 2014	% of Net Sales
Earnings from operations*:
Americas	$167.1	18.2%	$191.3	20.7%
Asia-Pacific	129.5	25.7	137.3	27.6
Japan	89.8	36.3	110.7	37.8
Europe	37.0	16.4	42.1	19.0
Other	5.3	9.3	4.7	6.6
	428.7		486.1
Unallocated corporate expenses	(76.3)	(3.9)%	(67.8)	(3.4)%
Other operating expense	(9.6)		—
Earnings from operations	$342.8	17.6%	$418.3	20.9%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the first half of 2015 compared with 2014 was as follows:

•	Americas – the ratio decreased 2.5 percentage points due to a decrease in net sales resulting in deleveraging of operating expenses as well as increased marketing spending and labor-related expenses;

•
Asia-Pacific – the ratio decreased 1.9 percentage points due to increased marketing spending and store-related operating expenses partly offset by an improvement in gross margin attributable to favorable product input costs and price increases;

•
Japan – the ratio decreased 1.5 percentage points primarily due to a decrease in gross margin (which includes a reduced benefit from the Company's ongoing program to utilize Yen forward contracts for a portion of forecasted merchandise purchases);

•	Europe – the ratio decreased 2.6 percentage points resulting from increased marketing spending and store-related operating expenses; and

•
Other – the ratio increased 2.7 percentage points primarily due to an improvement in gross margin offset by the deleveraging of operating expenses both of which were affected by the decrease in wholesale sales of diamonds. To a lesser extent, contributing to the increase is the improvement in the performance of retail operations in the Emerging Markets region.

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased by $6.6 million in the second quarter of 2015 and by $8.5 million in the first half of 2015 due to higher unallocated labor costs associated with changes in corporate management as well as increased costs associated with upgrades to the Company's information technology systems.

Other operating expense in the second quarter and first half of 2015 represents an impairment charge related to a financing arrangement with Koidu Limited. See "Item 1. Notes to Condensed Consolidated Financial Statements – Note 3. Receivables and Financing Arrangements and Note 9. Commitments and Contingencies" for additional information.

TIFFANY & CO.

Interest and Other Expenses, net

Interest and other expenses, net decreased $2.5 million, or 16%, in the second quarter and $9.5 million or 29% in the first half, primarily due to lower interest expense resulting from the redemption of long-term debt in October 2014 by using proceeds from the issuance of lower-rate long-term debt. The decrease in the second quarter of 2015 was partly offset by a change in foreign currency transaction losses.

Provision for Income Taxes

The effective income tax rate for the second quarter of 2015 was 34.2% versus 35.5% in the prior year. The effective income tax rate for the second quarter of 2015 included a decrease of 1.0 percentage point due to the impact of a valuation allowance release. The effective income tax rate for the second quarter of 2014 included an increase of 0.6 percentage point due to the one-time impact of changes in tax legislation. The effective income tax rate for the first half of 2015 was 34.4% versus 35.3% in the prior year. The effective income tax rate for the first half of 2015 included a decrease of 0.5 percentage point due to the impact of a valuation allowance release. The effective income tax rate for the first half of 2014 included an increase of 1.3 percentage points due to the one-time impact of changes in state tax legislation offset by the favorable impact of a valuation allowance release of 0.6 percentage point.

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

The following table summarizes cash flows from operating, investing and financing activities:

	First Half
(in millions)	2015	2014
Net cash provided by (used in):
Operating activities	$309.9	$152.8
Investing activities	(90.9)	(62.8)
Financing activities	(187.6)	(38.4)
Effect of exchange rates on cash and cash equivalents	(2.9)	0.8
Net increase in cash and cash equivalents	$28.5	$52.4

Operating Activities

The Company had net cash inflows from operating activities of $309.9 million in the first half of 2015 compared with $152.8 million in the first half of 2014. The variance is primarily due to reduced inventory purchases.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2.99 billion and 5.8 at July 31, 2015, compared with $2.95 billion and 5.5 at January 31, 2015 and $2.78 billion and 5.1 at July 31, 2014.

Accounts receivable, less allowances at July 31, 2015 were 8% lower than at January 31, 2015 and 5% lower than at July 31, 2014 due to the timing of collections. The strengthening of the U.S. dollar had the effect of decreasing accounts receivable, less allowances by 10% as compared with July 31, 2014, and therefore, excluding this effect, would have been 5% higher than at July 31, 2014. This effect was not significant when compared with January 31, 2015.

TIFFANY & CO.

Inventories, net at July 31, 2015 were approximately equal to January 31, 2015 and 7% lower than July 31, 2014. Finished goods inventories declined 3% from January 31, 2015 and 7% from July 31, 2014, while combined raw material and work-in-process inventories increased 4% from January 31, 2015 and decreased 6% from July 31, 2014. The strengthening of the U.S. dollar had the effect of decreasing inventories by 5% as compared with July 31, 2014, and therefore, excluding this effect, inventories would have been 2% lower than at July 31, 2014 due to reduced inventory purchases. This effect was not significant when compared with January 31, 2015.

Investing Activities

The Company had net cash outflows from investing activities of $90.9 million in the first half of 2015 compared with $62.8 million in the first half of 2014. The change is driven by a decrease in net proceeds from investments in marketable securities and short-term investments.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net proceeds from investments in marketable securities and short-term investments of $7.5 million during the first half of 2015 compared with $21.0 million during the first half of 2014.

Financing Activities

The Company had net cash outflows from financing activities of $187.6 million in the first half of 2015 compared with $38.4 million in the first half of 2014. Year-over-year changes in cash flows from financing activities are largely driven by repayment of borrowings, share repurchases and a decrease in proceeds from the exercise of stock options.

Recent Borrowings. The Company had net (repayments of) proceeds from borrowings as follows:

	First Half
(in millions)	2015	2014
Short-term borrowings:
(Repayment of) proceeds from credit facility borrowings, net	$(28.1)	$14.0
Proceeds from other credit facility borrowings	5.2	12.1
Repayment of other credit facility borrowings	(11.3)	(1.0)
Net (repayment of) proceeds from total borrowings	(34.2)	$25.1

Under all of the Company's credit facilities, there were $196.8 million of borrowings, $9.0 million of letters of credit issued but not outstanding and $804.6 million available for borrowing at July 31, 2015. The weighted-average interest rate for the amount outstanding at July 31, 2015 was 3.15% compared with 3.50% at July 31, 2014.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 37% at July 31, 2015, 39% at January 31, 2015 and 35% at July 31, 2014.

At July 31, 2015, the Company was in compliance with all debt covenants.

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

TIFFANY & CO.

The Company's share repurchase activity was as follows:

	Second Quarter		First Half
(in millions, except per share amounts)	2015	2014	2015	2014
Cost of repurchases	$22.7	$9.3	$55.8	$16.4
Shares repurchased and retired	0.3	0.1	0.6	0.2
Average cost per share	$90.43	$90.98	$88.46	$89.18

At July 31, 2015, $217.2 million remained available for share repurchases under this authorization.

Financing Arrangements with Diamond Mining and Exploration Companies

The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. At July 31, 2015, there was $44.1 million of principal and interest outstanding under a financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). On April 30, 2015, the Company agreed to defer Koidu's principal payment due on March 30, 2015, subject to certain conditions set forth in the amendment, which were met in June 2015. In August 2015, Koidu requested that its interest payment due in July 2015 be deferred until a future date to be determined, and it has advised the Company that it is likely to request a deferral of interest payments due in August and September of 2015. The terms and conditions of this deferral request are under discussion. Management also believes that it is possible that Koidu will request a deferral of the principal payment due in September 2015; however, Koidu has not yet responded to the Company's request for a proposed revised payment schedule for its obligations under the Loan. Additionally, Koidu has informed the Company that it is seeking additional sources of capital to fund ongoing operations of the mine. Based on these discussions with Koidu, management believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the Loan, and has recorded an impairment charge, and related valuation allowance, of $9.6 million in the three months ended July 31, 2015. Additionally, the Company will no longer accrue interest income on the outstanding Loan balance. Continued discussions with Koidu regarding cash flow projections for the mine and the outcome of Koidu's further financing efforts, as well as any other developments, will inform negotiations regarding the Loan repayment schedule as well as management's ongoing evaluation of the collectability of the Loan and the accrual of interest income. It is possible that such ongoing evaluation may result in additional changes to management's assessment of collectability. While such changes in management's assessment would not have a material adverse effect on the Company's financial position or cash flows, it is possible that such a change in assessment could affect the Company's earnings in the period in which such a change were to occur. Additionally, if Koidu were to default under its diamond supply agreement with the Company, the Company could lose access to the mine's output, although management believes this would not have a material impact to the Company's operations. See "Item 1. Notes to Condensed Consolidated Financial Statements – Note 3. Receivables and Financing Arrangements and Note 9. Commitments and Contingencies" for additional information on this financing arrangement.

Contractual Obligations

The Company's contractual cash obligations and commercial commitments at July 31, 2015 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not changed significantly since January 31, 2015.

At January 31, 2015, total unrecognized tax benefits were $8.3 million of which approximately $5.3 million, if recognized, would affect the effective income tax rate. Management believes it is reasonably possible that a majority of the total gross amount provided for unrecognized tax benefits will decrease in the next 12 months. Future developments may result in a change in this assessment.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

TIFFANY & CO.

2015 Outlook

For the fiscal year ending January 31, 2016, management now expects net earnings per diluted share to be 2% – 5% below the $4.20 earned in the prior year excluding the loan impairment charge in the second quarter of 2015 and the debt extinguishment charge in the prior year. This forecast does not assume any potential additional charges associated with any further impairment of the loan receivable from Koidu. This forecast also assumes no growth in net earnings in the third quarter (excluding the debt extinguishment charge referenced above in the prior year's quarter) and a resumption of growth in the fourth quarter. Also for the full year, this forecast continues to assume inventories increasing at a rate below sales growth; capital expenditures of $260.0 million; and free cash flow in excess of $400.0 million. This forecast is based on assumptions, which are approximate and may or may not prove valid, and which should be read in conjunction with risk factors disclosed in Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 as well as in "Part II, Item 1A. Risk Factors" on page 38.

Forward-Looking Statements

The statements in this quarterly report on Form 10-Q that refer to plans and expectations for the current fiscal year and future periods are forward-looking statements that involve a number of risks and uncertainties. Words such as 'expects,' 'intends,' 'anticipates,' 'forecasts,' 'plans,' 'believes,' 'continues,' 'may,' 'will,' and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's objectives, expectations and beliefs with respect to store openings and closings, product introductions, sales, sales growth, retail prices, gross margin, expenses, operating margin, effective income tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow, liquidity, currency translation and growth opportunities. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, which could cause the Company's actual results to differ materially from those indicated in these forward-looking statements. Such factors include, but are not limited to, risks from global economic conditions, decreases in consumer confidence, the Company's significant operations outside of the United States, regional instability and conflict that could disrupt tourist travel and local consumer spending, weakening foreign currencies, changes in the Company's product or geographic sales mix and changes in costs or reduced supply availability of diamonds and precious metals. Please also see the Company's risk factors, as they may be amended from time to time, set forth in the Company's filings with the Securities and Exchange Commission, including the Company's most recently filed Annual Report on Form 10-K and in this quarterly report, particularly under "Part II, Item 1A. Risk Factors," for a discussion of these and other factors that could cause actual results to differ materially. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of July 31, 2015 is 12 months.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to manage the effect of volatility in precious metal prices. The maximum term of the Company's outstanding precious metal forward contracts as of July 31, 2015 is 12 months.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company's business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $75.0 million at July 31, 2015) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.9 billion at July 31, 2015) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties' claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties' September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties' counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $124.0 million at July 31, 2015) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $557.0 million at July 31, 2015) (calculated based on alleged future lost profits of the Tiffany Parties).

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

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award is set aside. However, the Swatch Parties have taken action in the Dutch courts to appeal the District Court's decision, and the Arbitration Award may ultimately be upheld by the courts of the Netherlands. Registrant's management expects that the annulment action will not be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2017.

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

In any litigation regarding the claims and counterclaims that formed the basis of the arbitration, issues of liability and damages will be pled and determined without regard to the findings of the arbitral panel. As such, it is possible that the court could find that the Swatch Parties were in material breach of their obligations under the Agreements, that the Tiffany Parties were in material breach of their obligations under the Agreements or that neither the Swatch Parties nor the Tiffany Parties were in material breach. If the Swatch Parties' claims of liability were accepted by the court, the damages award cannot be reasonably estimated at this time, but could exceed the Arbitration Damages and could have a material adverse effect on the Registrant's consolidated financial statements or liquidity.

Although the District Court has issued a decision in favor of the Tiffany Parties, an amount will only be recorded for any return of amounts paid under the Arbitration Award when the District's Court decision is final (i.e., after any right of appeal has been exhausted) and return of these amounts is deemed probable and collection is reasonably assured. As such, the Company has not recorded any amounts in its consolidated financial statements related to the District Court's decision.

Additionally, management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended July 31, 2015 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

(i) If diamond mining and exploration companies, to which the Company or its subsidiaries have provided financing, were to experience financial difficulties, those funds might not be recovered, which would reduce the Company's earnings and could result in losing access to the mine's output.

The Company and its subsidiaries may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase mining output. Mining operations are inherently risky, and often occur in regions subject to additional political, social and environmental risks, such as the resurgence of the Ebola virus in 2014 in certain regions of Africa. Given these risks, there is no assurance that the diamond mining and exploration companies subject to these arrangements will be able to meet their obligations to the Company under their financing agreements or related diamond supply agreements. If a diamond mining or exploration company defaults under its financing agreement, the Company would be required to take a period charge in respect of all or a portion of the financing, which would affect the Company's earnings. Additionally, a default under a diamond supply agreement could result in the Company losing access to the mine's output under the related supply agreements. The Company has experienced such situations in the past; additionally, in the three months ended July 31, 2015, the Company has recorded a $9.6 million impairment charge, and related valuation allowance, associated with a $44.1 million financing arrangement with Koidu Limited (previously Koidu Holdings S.A.). Management will continue to evaluate the collectability of the financing arrangement and it is possible that such ongoing evaluation may result in additional changes to management's assessment of collectability. While such changes in management's assessment would not have a material adverse effect on the Company's financial position or cash flows, it is possible that such a change in assessment could affect the Company's earnings in the period in which such a change were to occur.

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

The following table contains the Company's purchases of equity securities in the second quarter of 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
May 1, 2015 to May 31, 2015	114,715	$ 87.25	114,715	$ 229.9
June 1, 2015 to June 30, 2015	68,024	$ 93.25	68,024	$ 223.5
July 1, 2015 to July 31, 2015	68,075	$ 92.97	68,075	$ 217.2
TOTAL	250,814	$ 90.43	250,814	$ 217.2

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 27, 2015	TIFFANY & CO.
(Registrant)

By: /s/ Ralph Nicoletti
Ralph Nicoletti
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.