Form 10-Q
period 2015-10-31
TIFFANY & CO
filed 2015-11-24
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 128,211,842 shares outstanding at the close of business on October 31, 2015.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2015

PART I. Financial Information

Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	October 31, 2015	January 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$673.2	$730.0	$349.3
Short-term investments	51.9	1.5	34.1
Accounts receivable, less allowances of $10.0, $10.6 and $10.5	206.5	195.2	177.3
Inventories, net	2,347.0	2,362.1	2,560.4
Deferred income taxes	102.0	102.6	104.7
Prepaid expenses and other current assets	204.2	220.0	284.6
Total current assets	3,584.8	3,611.4	3,510.4
Property, plant and equipment, net	912.2	899.5	888.1
Deferred income taxes	338.5	323.4	246.6
Other assets, net	330.3	346.3	351.9
	$5,165.8	$5,180.6	$4,997.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$198.3	$234.0	$196.9
Current portion of long-term debt	82.6	—	—
Accounts payable and accrued liabilities	323.6	318.0	344.3
Income taxes payable	30.6	39.9	25.7
Merchandise credits and deferred revenue	73.4	66.1	67.7
Total current liabilities	708.5	658.0	634.6
Long-term debt	798.1	882.5	889.5
Pension/postretirement benefit obligations	545.8	524.2	284.4
Deferred gains on sale-leasebacks	57.9	64.5	71.3
Other long-term liabilities	184.5	200.7	208.5
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 128.2, 129.3 and 129.4	1.3	1.3	1.3
Additional paid-in capital	1,181.6	1,173.6	1,168.1
Retained earnings	1,993.6	1,950.7	1,808.0
Accumulated other comprehensive loss, net of tax	(323.1)	(290.5)	(83.1)
Total Tiffany & Co. stockholders' equity	2,853.4	2,835.1	2,894.3
Non-controlling interests	17.6	15.6	14.4
Total stockholders' equity	2,871.0	2,850.7	2,908.7
	$5,165.8	$5,180.6	$4,997.0
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net sales	$938.2	$959.6	$2,891.2	$2,964.7
Cost of sales	373.7	388.7	1,164.7	1,209.1
Gross profit	564.5	570.9	1,726.5	1,755.6
Selling, general and administrative expenses	408.1	402.4	1,227.3	1,168.8
Earnings from operations	156.4	168.5	499.2	586.8
Interest and other expenses, net	15.2	15.4	38.1	47.8
Loss on extinguishment of debt	—	93.8	—	93.8
Earnings from operations before income taxes	141.2	59.3	461.1	445.2
Provision for income taxes	50.2	21.0	160.4	157.2
Net earnings	$91.0	$38.3	$300.7	$288.0
Net earnings per share:
Basic	$0.71	$0.30	$2.33	$2.23
Diluted	$0.70	$0.29	$2.32	$2.22
Weighted-average number of common shares:
Basic	128.6	129.4	129.0	129.2
Diluted	129.1	130.0	129.5	129.9

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net earnings	$91.0	$38.3	$300.7	$288.0
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(5.9)	(38.2)	(34.1)	(26.1)
Unrealized (loss) gain on marketable securities	(0.7)	0.9	(0.8)	1.2
Unrealized loss on hedging instruments	(4.4)	(0.5)	(11.5)	(5.3)
Net unrealized gain on benefit plans	4.6	2.0	13.8	5.6
Total other comprehensive loss, net of tax	(6.4)	(35.8)	(32.6)	(24.6)
Comprehensive earnings	$84.6	$2.5	$268.1	$263.4

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balance at January 31, 2015	$2,850.7	$1,950.7	$(290.5)	129.3	$1.3	$1,173.6	$15.6
Exercise of stock options and vesting of restricted stock units ("RSUs")	(0.1)	—	—	0.3	—	(0.1)	—
Tax effect of exercise of stock options and vesting of RSUs	2.1	—	—	—	—	2.1	—
Share-based compensation expense	20.0	—	—	—	—	20.0	—
Purchase and retirement of Common Stock	(116.2)	(105.6)	—	(1.4)	—	(10.6)	—
Cash dividends on Common Stock	(152.2)	(152.2)	—	—	—	—	—
Other comprehensive loss, net of tax	(32.6)	—	(32.6)	—	—	—	—
Net earnings	300.7	300.7	—	—	—	—	—
Redemption of non-controlling interest	(2.2)	—	—	—	—	(3.4)	1.2
Non-controlling interests	0.8	—	—	—	—	—	0.8
Balance at October 31, 2015	$2,871.0	$1,993.6	$(323.1)	128.2	$1.3	$1,181.6	$17.6

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$300.7	$288.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	149.5	144.7
Amortization of gain on sale-leasebacks	(6.2)	(7.0)
Excess tax benefits from share-based payment arrangements	(2.2)	(14.0)
Provision for inventories	20.0	21.4
Deferred income taxes	(16.9)	17.1
Provision for pension/postretirement benefits	49.3	29.5
Share-based compensation expense	19.8	21.4
Impairment charge	9.6	—
Changes in assets and liabilities:
Accounts receivable	(16.2)	8.3
Inventories	(36.0)	(286.8)
Prepaid expenses and other current assets	(2.1)	(38.7)
Accounts payable and accrued liabilities	(23.1)	(1.2)
Income taxes payable	(12.6)	17.2
Merchandise credits and deferred revenue	8.1	(2.4)
Other, net	(14.2)	(19.7)
Net cash provided by operating activities	427.5	177.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(92.1)	(36.4)
Proceeds from sales of marketable securities and short-term investments	60.7	21.7
Capital expenditures	(158.5)	(153.1)
Proceeds from notes receivable	—	11.6
Net cash used in investing activities	(189.9)	(156.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility borrowings, net	(24.0)	(54.4)
Proceeds from other credit facility borrowings	9.1	12.1
Repayment of other credit facility borrowings	(16.0)	(3.4)
Proceeds from the issuance of long-term debt	—	548.0
Repayment of long-term debt	—	(400.0)
Payment for settlement of interest rate swaps	—	(4.2)
Repurchase of Common Stock	(116.2)	(22.2)
Proceeds from exercised stock options	1.6	42.3
Excess tax benefits from share-based payment arrangements	2.2	14.0
Cash dividends on Common Stock	(152.2)	(142.0)
Distribution to non-controlling interest	—	(1.9)
Financing fees	(0.2)	(8.0)
Net cash used in financing activities	(295.7)	(19.7)
Effect of exchange rate changes on cash and cash equivalents	1.3	1.6
Net (decrease) increase in cash and cash equivalents	(56.8)	3.5
Cash and cash equivalents at beginning of year	730.0	345.8
Cash and cash equivalents at end of nine months	$673.2	$349.3

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the Registrant) and its subsidiaries (the "Company") in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities ("VIEs"), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company's financial position as of October 31, 2015 and 2014 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2015 is derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and nine months ended October 31, 2015 and 2014 are not necessarily indicative of the results of the entire fiscal year.

2.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date for one year to interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual periods beginning after December 15, 2016, and retrospective application is required. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15 – Presentation and Subsequent Measurement of Debt

TIFFANY & CO.

Issuance Costs Associated with Line-of-Credit Arrangements, which indicates the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective retrospectively for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company expects to adopt ASU 2015-03 beginning on February 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company's financial condition and financial statement disclosures.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and, if so, the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Credit Card Receivables require minimum balance payments. A Credit Card account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all Credit Card Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At October 31, 2015 and 2014, the carrying amount of the Credit Card Receivables (recorded in accounts receivable, net) was $66.2 million and $54.9 million, of which 96% and 97% was considered current in the respective periods. The allowance for doubtful accounts for estimated losses associated with the Credit Card Receivables (approximately $1.0 million at October 31, 2015 and 2014) was determined based on the factors discussed above. Finance charges earned on Credit Card accounts are not significant.

TIFFANY & CO.

Financing Arrangements. The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements along with projections and business, operational and other economic factors on a periodic basis. At October 31, 2015 and 2014, the current portion of the carrying amount of financing arrangements including accrued interest was $3.3 million and $23.9 million and was recorded in prepaid expenses and other current assets. At October 31, 2015 and 2014, the non-current portion of the carrying amount of financing arrangements including accrued interest was $46.6 million and $39.8 million and was included in other assets, net.

As of July 31, 2015, the Company had a $44.1 million financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). On April 30, 2015, the Company agreed to defer Koidu's principal payment due on March 30, 2015, subject to certain conditions set forth in the amendment, which were met in June 2015. In August 2015, Koidu requested that its interest payment due in July 2015 be deferred until a future date to be determined, and it advised the Company that it was likely to request a deferral of interest payments due in August and September of 2015. Additionally, Koidu had informed the Company that it was seeking additional sources of capital to fund ongoing operations of the mine. Based on those discussions with Koidu, and with consideration given to the fact that Koidu did not respond to the Company's request for a proposed revised payment schedule for its obligations under the Loan, management believed that it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the Loan, and recorded an impairment charge, and related valuation allowance, of $9.6 million in the three months ended July 31, 2015. Additionally, the Company ceased accruing interest income on the outstanding Loan balance.

As of October 31, 2015, Koidu did not make its interest payments due in August, September and October of 2015 as well as its principal payment due in September 2015. The missed payments constitute events of default under the Loan. While Koidu has not yet provided a proposed revised payment schedule for its obligations under the Loan, the Company continues to participate in discussions with Koidu regarding its operational plans and forecasts, cash flow projections for the mine, and potential revisions to the payment schedule for the Loan. The outcome of these discussions, as well as any other developments, will inform discussions regarding the Loan repayment schedule as well as management's ongoing evaluation of the collectability of the Loan and the accrual of interest income. The Company recorded no additional impairment charges in the three months ended October 31, 2015. The Loan's net carrying amount of $34.5 million is included in the non-current portion of the carrying amount of financing arrangements discussed above. See "Note 10. Commitments and Contingencies" for additional information on this financing arrangement.

The Company recorded no material impairment charges on such loans as of October 31, 2014.

4.	INVENTORIES

(in millions)	October 31, 2015	January 31, 2015	October 31, 2014
Finished goods	$1,375.6	$1,386.8	$1,533.4
Raw materials	859.1	866.9	888.1
Work-in-process	112.3	108.4	138.9
Inventories, net	$2,347.0	$2,362.1	$2,560.4

TIFFANY & CO.

5.	INCOME TAXES

The effective income tax rate for the three months ended October 31, 2015 and 2014 was 35.5%. The effective income tax rate for the nine months ended October 31, 2015 was 34.8% versus 35.3% in the prior year. The effective income tax rate for the nine months ended October 31, 2015 included a decrease of 0.3 percentage point due to the impact of a valuation allowance release. The effective income tax rate for the nine months ended October 31, 2014 included an increase of 1.1 percentage points due to the one-time impact of changes in state tax legislation offset by the favorable impact of a valuation allowance release of 0.3 percentage point.

During the nine months ended October 31, 2015, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2012) and New York State (tax years 2012–2013), as well as an audit that is being conducted by the IRS (tax years 2010–2012). Tax years from 2010–present are open to examination in the U.S. Federal jurisdiction and 2006–present are open in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. At January 31, 2015, total unrecognized tax benefits were $8.3 million of which approximately $5.3 million, if recognized, would affect the effective income tax rate. Management believes it is reasonably possible that a majority of the total gross amount provided for unrecognized tax benefits will decrease in the next 12 months. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2015	2014	2015	2014
Net earnings for basic and diluted EPS	$91.0	$38.3	$300.7	$288.0
Weighted-average shares for basic EPS	128.6	129.4	129.0	129.2
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.5	0.6	0.5	0.7
Weighted-average shares for diluted EPS	129.1	130.0	129.5	129.9

For the three and nine months ended October 31, 2015 and 2014, there were 0.7 million and 0.3 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

TIFFANY & CO.

7.	DEBT

(in millions)	October 31, 2015	January 31, 2015	October 31, 2014
Short-term borrowings:
Credit Facilities	$66.2	$92.5	$58.1
Other credit facilities	132.1	141.5	138.8
	$198.3	$234.0	$196.9

Long-term debt:
Unsecured Senior Notes:
2010 1.72% Notes, due September 2016 [a,b]	82.6	84.4	91.4
2012 4.40% Series B Notes, due July 2042 [c]	250.0	250.0	250.0
2014 3.80% Senior Notes, due October 2024 [a,d]	249.3	249.3	249.3
2014 4.90% Senior Notes, due October 2044 [a,d]	298.8	298.8	298.8
	880.7	882.5	889.5
Less current portion of long-term debt	82.6	—	—
	$798.1	$882.5	$889.5

[a]	These agreements require lump sum repayments upon maturity.

[b]	These Notes were issued, at par, ¥10.0 billion.

[c]	The agreements governing these Notes require repayments of $50.0 million in aggregate every five years beginning in 2022.

[d]	These Notes were issued at a discount which will be amortized until the debt maturity.

In the three months ended October 31, 2014, Tiffany & Co. issued $250.0 million aggregate principal amount of 3.8% Senior Notes due 2024 (the "2024 Notes") and $300.0 million aggregate principal amount of 4.9% Senior Notes due 2044 (the "2044 Notes", and, together with the 2024 Notes, the "Notes"). Tiffany & Co. used the net proceeds from the issuance of the Notes to redeem all of the aggregate principal amount outstanding of its (i) $100.0 million principal amount of 9.05% Series A Senior Notes due December 23, 2015; (ii) $125.0 million principal amount of 10.0% Series A-2009 Senior Notes due February 13, 2017; (iii) $50.0 million principal amount of 10.0% Series A Senior Notes due April 9, 2018; and (iv) $125.0 million principal amount of 10.0% Series B-2009 Senior Notes due February 13, 2019 (collectively, the "Private Placement Notes") prior to maturity in accordance with the respective note purchase agreements governing each series of Private Placement Notes, which included provisions for make-whole payments in the event of early redemption. As a result of the redemptions, the Company recorded a loss on extinguishment of debt of $93.8 million in the three months ended October 31, 2014.

There have been no material changes to the agreements governing the Credit Facilities or Senior Notes referenced in the table above since January 31, 2015.

At October 31, 2015, the Company was in compliance with all debt covenants.

TIFFANY & CO.

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

TIFFANY & CO.

As of October 31, 2015, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was $185.8 million and the notional amount of foreign exchange forward contracts accounted for as undesignated hedges was $141.6 million. The maximum term of the Company's outstanding foreign exchange forward contracts as of October 31, 2015 is 12 months.

Precious Metal Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to manage the effect of volatility in precious metal prices. The Company accounts for its precious metal forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal forward contracts' cash flows. During the three months ended October 31, 2015, the Company increased the term over which it is hedging it exposure to volatility in precious metal prices, as well as the portion of expected future metals purchases hedged, which has increased the number of precious metal derivative instruments outstanding at the end of the period. As of October 31, 2015, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 25 months and there were precious metal derivative instruments outstanding for approximately 76,000 ounces of platinum, 1,500,000 ounces of silver and 34,100 ounces of gold.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended October 31,
	2015		2014
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$(3.1)	$5.8	$9.9	$3.0
Precious metal forward contracts [a]	(0.3)	(1.9)	(5.0)	(0.7)
Forward-starting interest rate swaps [b]	—	(0.4)	(4.2)	(0.4)
	$(3.4)	$3.5	$0.7	$1.9

TIFFANY & CO.

	Nine Months Ended October 31,
	2015		2014
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$4.9	$15.2	$10.4	$15.9
Precious metal forward contracts [a]	(13.4)	(4.3)	(3.3)	(3.5)
Forward-starting interest rate swaps [b]	—	(1.2)	(4.2)	(1.1)
	$(8.5)	$9.7	$2.9	$11.3
aThe gain or loss recognized in earnings is included within Cost of sales.
bThe gain or loss recognized in earnings is included within Interest and other expenses, net.

The gains and losses on derivatives not designated as hedging instruments were not significant in the periods ended October 31, 2015 and 2014. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended October 31, 2015 and 2014. The Company expects the net amount of pre-tax derivative gains and losses included in accumulated other comprehensive income at October 31, 2015 to be reclassified into earnings within the next 12 months will not be material. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Financial assets and liabilities carried at fair value at October 31, 2015 are classified in the tables below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Marketable securities [a]	$33.8	$33.8	$—	$—	$33.8
Time deposits [b]	51.9	51.9	—	—	51.9
Derivatives designated as hedging instruments:
Foreign exchange forward contracts [c]	2.9	—	2.9	—	2.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	1.9	—	1.9	—	1.9
Total financial assets	$90.5	$85.7	$4.8	$—	$90.5

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$4.8	$—	$4.8	$—	$4.8
Foreign exchange forward contracts [d]	0.7	—	0.7	—	0.7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	0.7	—	0.7	—	0.7
Total financial liabilities	$6.2	$—	$6.2	$—	$6.2

TIFFANY & CO.

Financial assets and liabilities carried at fair value at October 31, 2014 are classified in the tables below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Marketable securities [a]	$54.7	$54.7	$—	$—	$54.7
Time deposits [b]	34.1	34.1	—	—	34.1
Derivatives designated as hedging instruments:
Foreign exchange forward contracts [c]	9.2	—	9.2	—	9.2
Total financial assets	$98.0	$88.8	$9.2	$—	$98.0

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$3.7	$—	$3.7	$—	$3.7
Total financial liabilities	$3.7	$—	$3.7	$—	$3.7
aIncluded within Other assets, net.
bIncluded within Short-term investments.
cIncluded within Prepaid expenses and other current assets.
dIncluded within Accounts payable and accrued liabilities.

The fair value of derivatives not designated as hedging instruments was not significant in the period ended October 31, 2014. The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and would be measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $1.1 billion and the corresponding fair value was approximately $1.1 billion at October 31, 2015 and 2014.

10.	COMMITMENTS AND CONTINGENCIES

Diamond Sourcing Activities. The Company has agreements with various diamond producers to purchase defined portions of their mines' output at prevailing fair market prices. In addition, the Company also regularly purchases rough and polished diamonds from other suppliers, although it has no contractual obligations to do so.

In consideration of its diamond supply agreements, the Company has provided financing to certain suppliers of its rough diamonds. In March 2011, Laurelton Diamonds, Inc. ("Laurelton"), a wholly-owned subsidiary of the Company, as lender, entered into a $50.0 million amortizing term loan facility agreement with Koidu, as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the "Mine") from which Laurelton acquires diamonds. Koidu was required under the terms of the Loan to apply the proceeds of the Loan to capital expenditures necessary to increase the output of the Mine, among other purposes. As of July 31, 2011, the Loan was fully funded. In consideration of the Loan, Laurelton entered into a supply agreement, pursuant to which Laurelton is required to purchase at fair market value certain diamonds recovered from the Mine that meet Laurelton's quality standards. The assets of Koidu, including all equipment and rights in respect of the Mine, are subject to the security interest of a lender that is not affiliated with the Company. The Loan is partially secured by the diamonds, if any, that have been extracted from the Mine and that have not been sold to third parties. The Company has evaluated the variable interest entity consolidation requirements with respect to this transaction and has determined that it is not the primary beneficiary,

TIFFANY & CO.

as it does not have the power to direct any of the activities that most significantly impact Koidu's economic performance.

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

At July 31, 2015, there was $44.1 million of principal and interest outstanding under this Loan (see "Note 3. Receivables and Financing Arrangements"). In August 2015, Koidu requested that its interest payment due in July 2015 be deferred until a future date to be determined, and it advised the Company that it was likely to request a deferral of interest payments due in August and September of 2015. Additionally, Koidu had informed the Company that it was seeking additional sources of capital to fund ongoing operations of the mine. Based on those discussions with Koidu and with consideration given to the fact that Koidu did not respond to the Company's request for a proposed revised payment schedule for its obligations under the Loan, management believed that it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the Loan, and recorded an impairment charge, and related valuation allowance, of $9.6 million in the three months ended July 31, 2015. Additionally, the Company ceased accruing interest income on the outstanding Loan balance.

As of October 31, 2015, Koidu did not make its interest payments due in August, September and October of 2015 as well as its principal payment due in September 2015. The missed payments constitute events of default under the Loan. While Koidu has not yet provided a proposed revised payment schedule for its obligations under the Loan, the Company continues to participate in discussions with Koidu regarding its operational plans and forecasts, cash flow projections for the mine, and potential revisions to the payment schedule for the Loan. The outcome of these discussions, as well as any other developments, will inform discussions regarding the Loan repayment schedule as well as management's ongoing evaluation of the collectability of the Loan and the accrual of interest income. It is possible that such ongoing evaluation may result in additional changes to management's assessment of collectability. While such changes in management's assessment would not have a material adverse effect on the Company's financial position or cash flows, it is possible that such a change in assessment could affect the Company's earnings in the period in which such a change were to occur.

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

TIFFANY & CO.

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company's business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $74.0 million at October 31, 2015) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.8 billion at October 31, 2015) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties' claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties' September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties' counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $121.0 million at October 31, 2015) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $545.0 million at October 31, 2015) (calculated based on alleged future lost profits of the Tiffany Parties).

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

TIFFANY & CO.

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

Additionally, management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended October 31, 2015 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

The Company, which operated a silverware manufacturing facility near a tributary of the River from approximately 1897 to 1985, is one of more than 300 parties (the "Potentially Responsible Parties") designated in litigation as potentially responsible parties with respect to the River. The EPA issued general notice letters to 125 of these parties. The Company, along with approximately 70 other Potentially Responsible Parties (collectively, the "Cooperating Parties Group" or "CPG") voluntarily entered into an Administrative Settlement Agreement and Order on Consent ("AOC") with the EPA in May 2007 to perform a Remedial Investigation/Feasibility Study (the "RI/FS") of the lower 17 miles of the River. In June 2012, most of the CPG voluntarily entered into a second AOC related to focused

TIFFANY & CO.

remediation actions at Mile 10.9 of the River. The actions under the Mile 10.9 AOC are complete (except for continued monitoring), and the RI/FS submission under the 2007 AOC was submitted as complete on April 30, 2015. The Company has accrued for its financial obligations under both AOCs, which have not been material to its financial position or results of operations in previous financial periods or on a cumulative basis.

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

11.	STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

(in millions)	October 31, 2015	January 31, 2015	October 31, 2014
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(110.4)	$(76.3)	$(9.1)
Unrealized gain on marketable securities	1.1	1.9	3.8
Deferred hedging loss	(16.9)	(5.4)	(11.9)
Net unrealized loss on benefit plans	(196.9)	(210.7)	(65.9)
	$(323.1)	$(290.5)	$(83.1)

TIFFANY & CO.

Additions to and reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2015	2014	2015	2014
Foreign currency translation adjustments	$(5.0)	$(41.8)	$(35.9)	$(29.6)
Income tax (expense) benefit	(0.9)	3.6	1.8	3.5
Foreign currency translation adjustments, net of tax	(5.9)	(38.2)	(34.1)	(26.1)
Unrealized (loss) gain on marketable securities	(1.0)	1.1	(0.8)	1.9
Reclassification adjustment for losses (gains) included in net earnings [a]	0.1	—	(0.4)	—
Income tax benefit (expense)	0.2	(0.2)	0.4	(0.7)
Unrealized (loss) gain on marketable securities, net of tax	(0.7)	0.9	(0.8)	1.2
Unrealized (loss) gain on hedging instruments	(3.4)	0.7	(8.5)	2.9
Reclassification adjustment for gains included in net earnings [b]	(3.5)	(1.9)	(9.7)	(11.3)
Income tax benefit	2.5	0.7	6.7	3.1
Unrealized loss on hedging instruments, net of tax	(4.4)	(0.5)	(11.5)	(5.3)
Prior service cost	—	—	—	(0.5)
Amortization of net loss included in net earnings [c]	7.6	3.3	22.8	9.9
Amortization of prior service credit included in net earnings [c]	(0.2)	(0.1)	(0.5)	(0.3)
Income tax expense	(2.8)	(1.2)	(8.5)	(3.5)
Net unrealized gain on benefit plans, net of tax	4.6	2.0	13.8	5.6
Total other comprehensive loss, net of tax	$(6.4)	$(35.8)	$(32.6)	$(24.6)

[a]	These losses (gains) are reclassified into Interest and other expenses, net.

[b]	These gains are reclassified into Cost of sales and Interest and other expenses, net (see "Note 8. Hedging Instruments" for additional details).

[c]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note 12. Employee Benefit Plans" for additional details).

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

TIFFANY & CO.

The Company's share repurchase activity was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions, except per share amounts)	2015	2014	2015	2014
Cost of repurchases	$60.5	$5.8	$116.2	$22.2
Shares repurchased and retired	0.8	0.1	1.4	0.2
Average cost per share	$80.31	$92.02	$84.03	$89.91

At October 31, 2015, $156.7 million remained available for share repurchases under this authorization.

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.40 and $0.38 per share of Common Stock in the three months ended October 31, 2015 and 2014 and $1.18 and $1.10 per share of Common Stock in the nine months ended October 31, 2015 and 2014.

12.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2015	2014	2015	2014
Net Periodic Benefit Cost:
Service cost	$5.8	$4.1	$1.1	$0.6
Interest cost	7.6	7.1	0.8	0.7
Expected return on plan assets	(6.2)	(5.9)	—	—
Amortization of prior service cost (credit)	—	0.1	(0.2)	(0.2)
Amortization of net loss	7.2	3.3	0.4	—
Net expense	$14.4	$8.7	$2.1	$1.1

	Nine Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2015	2014	2015	2014
Net Periodic Benefit Cost:
Service cost	$17.0	$12.6	$3.2	$1.7
Interest cost	22.9	21.2	2.4	2.0
Expected return on plan assets	(18.5)	(17.7)	—	—
Amortization of prior service cost (credit)	—	0.2	(0.5)	(0.5)
Amortization of net loss	21.7	9.9	1.1	—
Net expense	$43.1	$26.2	$6.2	$3.2

TIFFANY & CO.

13.	SEGMENT INFORMATION

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

Certain information relating to the Company's segments is set forth below:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2015	2014	2015	2014
Net sales:
Americas	$425.1	$458.6	$1,343.4	$1,380.9
Asia-Pacific	238.4	243.2	742.7	740.9
Japan	132.7	113.3	380.0	406.3
Europe	112.1	114.4	337.6	335.7
Total reportable segments	908.3	929.5	2,803.7	2,863.8
Other	29.9	30.1	87.5	100.9
	$938.2	$959.6	$2,891.2	$2,964.7
Earnings from operations*:
Americas	$61.9	$82.7	$229.0	$274.0
Asia-Pacific	63.9	65.1	193.4	202.5
Japan	50.8	34.3	140.7	145.0
Europe	16.3	19.4	53.3	61.5
Total reportable segments	192.9	201.5	616.4	683.0
Other	0.9	1.7	6.1	6.3
	$193.8	$203.2	$622.5	$689.3

*	Represents earnings from operations before (i) unallocated corporate expenses, (ii) interest and other expenses, net, (iii) loss on extinguishment of debt, and (iv) other operating expense.

TIFFANY & CO.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2015	2014	2015	2014
Earnings from operations for segments	$193.8	$203.2	$622.5	$689.3
Unallocated corporate expenses	(37.4)	(34.7)	(113.7)	(102.5)
Interest and other expenses, net	(15.2)	(15.4)	(38.1)	(47.8)
Loss on extinguishment of debt	—	(93.8)	—	(93.8)
Other operating expense	—	—	(9.6)	—
Earnings from operations before income taxes	$141.2	$59.3	$461.1	$445.2

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expense in the nine months ended October 31, 2015 represents an impairment charge related to a financing arrangement with Koidu. See "Note 3. Receivables and Financing Arrangements" and "Note 10. Commitments and Contingencies" for additional information.

Loss on extinguishment of debt in the three and nine months ended October 31, 2014 was related to the redemption of $400.0 million in aggregate principal amount of the Private Placement Notes prior to their scheduled maturities (see "Note 7. Debt" for additional details).

14.	SUBSEQUENT EVENT
On November 19, 2015, the Company's Board of Directors approved a quarterly dividend of $0.40 per share of Common Stock. This dividend will be paid on January 11, 2016 to shareholders of record on December 21, 2015.

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

The Company's reportable segments are as follows:

•
Americas includes sales in 125 Company-operated TIFFANY & CO. stores in the United States ("U.S."), Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through business-to-business, Internet, catalog and wholesale operations;

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

HIGHLIGHTS

•
In the three months ("third quarter") ended October 31, 2015, worldwide net sales decreased 2% to $938.2 million. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 4% and comparable store sales increased 1% reflecting substantial growth in Japan, and, to a lesser extent, in Europe and Asia-Pacific, while sales in the Americas decreased from the prior year.

•
Worldwide net sales decreased 2% to $2,891.2 million in the nine months ("year-to-date") ended October 31, 2015. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 4% and comparable store sales increased 2% reflecting growth in Europe, Japan and Asia-Pacific, while sales in the Americas decreased modestly from the prior year.

•	The Company added 11 TIFFANY & CO. stores (opening seven in Asia-Pacific, three in the Americas and one in Europe) while closing one (in Asia-Pacific) in the year-to-date.

•
Earnings from operations as a percentage of net sales ("operating margin") decreased 0.9 percentage point in the third quarter due to lower sales and higher selling, general and administrative ("SG&A") expenses partly offset by higher gross margin and decreased 2.5 percentage points in the year-to-date. Excluding an impairment charge recorded in the second quarter of 2015 (see "Non-GAAP Measures" below), operating margin decreased 2.2 percentage points in the year-to-date due to higher SG&A expenses partly offset by higher gross margin.

•
Excluding the loss on extinguishment of debt recorded in the third quarter of 2014 (see "Non-GAAP Measures" below), net earnings decreased 8% in the third quarter. As reported, net earnings increased 138% to $91.0 million, or $0.70 per diluted share, in the third quarter.

TIFFANY & CO.

•
Excluding certain expenses recorded in the year-to-date of 2015 and 2014 (see "Non-GAAP Measures" below), net earnings decreased 12% in the year-to-date. As reported, net earnings increased 4% to $300.7 million, or $2.32 per diluted share, in the year-to-date.

•
Inventories, net decreased 8% from October 31, 2014. The strengthening of the U.S. dollar had the effect of decreasing inventories by 4% as compared with October 31, 2014, and therefore, excluding this effect, inventories would have decreased 4%.

•	The Company introduced its new CT60TM watch collection in April 2015.

•	The Company increased its quarterly dividend by 5% in May 2015 and has repurchased approximately $116 million of its Common Stock in the year-to-date.

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

	Third Quarter 2015 vs. 2014			Year-to-date 2015 vs. 2014
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	(2)%	(6)%	4%	(2)%	(6)%	4%
Americas	(7)	(2)	(5)	(3)	(2)	(1)
Asia-Pacific	(2)	(8)	6	—	(6)	6
Japan	17	(17)	34	(6)	(16)	10
Europe	(2)	(11)	9	1	(15)	16
Other	(1)	(9)	8	(13)	(7)	(6)
Comparable Store Sales:
Worldwide	(5)%	(6)%	1%	(5)%	(7)%	2%
Americas	(9)	(3)	(6)	(4)	(2)	(2)
Asia-Pacific	(5)	(7)	2	(2)	(6)	4
Japan	9	(15)	24	(12)	(15)	3
Europe	(5)	(11)	6	(2)	(16)	14
Other	(18)	(15)	(3)	(10)	(12)	2

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

(in millions, except per share amounts)	GAAP	Impairment charge [a] (decrease)/increase	Non-GAAP
Nine months ended October 31, 2015
Selling, general and administrative expenses	$1,227.3	$(9.6)	$1,217.7
As a % of net sales	42.4%		42.1%
Earnings from operations	499.2	9.6	508.8
As a % of net sales	17.3%		17.6%
Net earnings	300.7	6.3	307.0
Diluted earnings per share	$2.32	$0.05	$2.37

[a]
In the nine months ended October 31, 2015, the Company recorded an impairment charge related to a financing arrangement with Koidu Limited. See "Item 1. Notes to Condensed Consolidated Financial Statements – Note 3. Receivables and Financing Arrangements" and "Note 10. Commitments and Contingencies" for additional information.

(in millions, except per share amounts)	GAAP	Debt extinguishment [b] (decrease)/increase	Non-GAAP
Three months ended October 31, 2014
Loss on extinguishment of debt	$93.8	$(93.8)	$—
Provision for income taxes	21.0	32.8	53.8
Net earnings	38.3	61.0	99.3
Diluted earnings per share	$0.29	$0.47	$0.76

Nine months ended October 31, 2014
Loss on extinguishment of debt	$93.8	$(93.8)	$—
Provision for income taxes	157.2	32.8	190.0
Net earnings	288.0	61.0	349.0
Diluted earnings per share	$2.22	$0.47	$2.69

[b]	Expenses associated with the redemption of $400.0 million in aggregate principal amount of the Private Placement Notes prior to their scheduled maturities (see "Loss on Extinguishment of Debt" below).

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

TIFFANY & CO.

Net Sales

In the third quarter of 2015, worldwide net sales decreased $21.4 million, or 2%, due to a decline in all regions except Japan. In the year-to-date of 2015, worldwide net sales decreased $73.5 million, or 2%, primarily due to a decline in the Americas and Japan (see below).

The strengthening of the U.S. dollar versus other currencies had the translation effect of reducing worldwide net sales growth by 6% in both the third quarter and year-to-date of 2015, with net sales on a constant-exchange-rate basis increasing 4% in the third quarter (due to substantial growth in Japan, and, to a lesser extent, in Europe and Asia-Pacific, while sales in the Americas decreased from the prior year) and increasing 4% in the year-to-date (due to growth in Europe, Japan and Asia-Pacific, while sales in the Americas decreased modestly from the prior year).

In the third quarter, by product category, as reported in U.S. dollars on a GAAP basis, the engagement jewelry & wedding bands category decreased $11.5 million, or 4%, from the prior year (reflecting decreases in both solitaire diamond rings and wedding bands); the fashion jewelry category decreased $11.0 million, or 3% (as growth in gold jewelry sales was entirely offset by a decline in entry-level price point silver jewelry sales); and the statement, fine & solitaire jewelry category was approximately equal to the prior year (reflecting increases in statement jewelry which were offset by decreases in fine jewelry).

In the year-to-date, by product category, as reported in U.S. dollars on a GAAP basis, the engagement jewelry & wedding bands category decreased $50.7 million, or 5%, from the prior year (reflecting decreases in both solitaire diamond rings and wedding bands, primarily in Japan and Asia-Pacific); the statement, fine & solitaire jewelry category decreased $8.0 million, or 1% (reflecting increases in statement jewelry which were more than offset by decreases in fine jewelry); and the fashion jewelry category was approximately equal to the prior year, decreasing $2.3 million (as growth in gold jewelry sales was entirely offset by a decline in sales of entry-level price point jewelry).
Net sales by segment were as follows:

	Third Quarter			Year-to-date
(in millions)	2015	2014	Increase/(Decrease)	2015	2014	Increase/(Decrease)
Americas	$425.1	$458.6	(7)%	$1,343.4	$1,380.9	(3)%
Asia-Pacific	238.4	243.2	(2)	742.7	740.9	—
Japan	132.7	113.3	17	380.0	406.3	(6)
Europe	112.1	114.4	(2)	337.6	335.7	1
Other	29.9	30.1	(1)	87.5	100.9	(13)
	$938.2	$959.6	(2)%	$2,891.2	$2,964.7	(2)%

Americas. Total sales decreased $33.5 million, or 7%, in the third quarter due to a 12% decrease in the number of jewelry units sold across all categories partly offset by a 6% increase in the average price per jewelry unit sold (attributed to price increases and a shift in sales mix toward statement jewelry). Included in the $33.5 million decrease is a $35.7 million, or 9%, decrease in comparable store sales. On a constant-exchange-rate basis, total sales decreased 5% and comparable store sales decreased 6% from the prior year reflecting lower foreign tourist spending in the U.S. which management attributes to the strong U.S. dollar, while sales to U.S. customers were approximately equal to the prior year. There was also strong comparable store sales growth in Canada and Latin America.

Total sales decreased $37.5 million, or 3%, in the year-to-date due to a 12% decrease in the number of jewelry units sold across all categories largely offset by a 10% increase in the average price per jewelry unit sold (attributed to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category and to statement jewelry). Included in the $37.5 million decrease is a $47.8 million, or 4%, decrease in comparable store sales partly offset by an $8.7 million increase in non-comparable store sales. On a constant-exchange-rate basis, total sales decreased 1% and comparable store sales decreased 2% from the prior year reflecting lower foreign tourist spending in the U.S. which management attributes to the strong U.S. dollar, while sales to U.S. customers

TIFFANY & CO.

were approximately equal to the prior year. There was also strong comparable store sales growth in Canada and Latin America.

Asia-Pacific. Total sales decreased $4.8 million, or 2%, in the third quarter largely due to a 4% decrease in the average price per jewelry unit sold. Management attributes this decrease in average price to the negative effect of currency translation which was partially offset by price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category and to statement jewelry. Included in the $4.8 million decrease is an $11.1 million, or 5%, decrease in comparable store sales and a decrease in wholesale sales of TIFFANY & CO. merchandise to independent distributors partly offset by a $9.3 million increase in non-comparable store sales. On a constant-exchange-rate basis, total sales increased 6% and comparable store sales increased 2% primarily due to sales growth in Australia and China, while sales declined in Hong Kong and Macau.

Total sales increased $1.8 million, or less than 1%, in the year-to-date due to a 4% increase in the average price per jewelry unit sold offset by a 4% decrease in the number of jewelry units sold. Management attributes the increase in average price to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category and to statement jewelry. The decrease in jewelry units is attributed to soft demand for entry-level price point silver jewelry as well as a unit decline in fine jewelry. Included in the $1.8 million increase is a $21.0 million increase in non-comparable store sales, which was largely offset by a $12.3 million, or 2%, decrease in comparable store sales and a decrease in wholesale sales of TIFFANY & CO. merchandise to independent distributors. On a constant-exchange-rate basis, total sales increased 6% and comparable store sales increased 4% primarily due to sales growth in Australia and China, with mixed performance in other markets.

Japan. Sales performance in Japan was volatile in the third quarter and year-to-date as compared to the prior year when consumer demand was affected by spending before and after an increase in their consumption tax on April 1, 2014. Comparable store sales had increased 30% on a constant-exchange-rate basis in last year's first quarter followed by a 13% decline in the second quarter and a 6% decline in the third quarter.

Total sales increased $19.4 million, or 17%, and comparable store sales increased $8.9 million, or 9%, in the third quarter, benefiting from higher retail sales to both foreign tourists and local customers. The balance of the increase primarily reflected increased wholesale sales of TIFFANY & CO. merchandise to independent distributors. On a constant-exchange-rate basis, total sales increased 34% due to a 19% increase in the average price per jewelry unit sold (which management attributes to price increases and a shift in sales mix toward higher-priced products) as well as a 16% increase in the number of jewelry units sold across all categories. Comparable store sales on a constant-exchange-rate basis increased 24%.

Total sales decreased $26.3 million, or 6%, and comparable store sales decreased $46.2 million, or 12%, in the year-to-date due to the negative effects of currency translation. This was partly offset by increased wholesale sales of TIFFANY & CO. merchandise to independent distributors. On a constant-exchange-rate basis, total sales increased 10% with a 9% increase in the average price per jewelry unit sold (which management attributes to price increases and a shift in sales mix toward higher-priced products). Comparable store sales on a constant-exchange-rate basis increased 3%.

Europe. Total sales decreased $2.3 million, or 2%, and comparable store sales decreased $5.5 million, or 5%, in the third quarter. The decrease in total sales was the result of a 2% decrease in the number of jewelry units sold (attributed to soft demand for entry-level price point silver jewelry). The average price per jewelry unit sold was unchanged which management attributes to a shift in sales mix toward higher-priced products as well as the impact of price increases, which were offset by the negative effects of currency translation. On a constant-exchange-rate basis, total sales increased 9% and comparable store sales increased 6% due to broad-based growth across the region, reflecting higher spending by foreign tourists and, to a lesser extent, higher sales to local customers.

Total sales increased $1.9 million, or 1%, and comparable store sales decreased $6.8 million, or 2%, in the year-to-date. The increase in total sales was driven by a 1% increase in the average price per jewelry unit sold which management attributes to a shift in sales mix toward higher-priced products as well as the impact of price increases, which were mostly offset by the negative effects of currency translation. On a constant-exchange-rate basis, total sales increased 16% and comparable store sales increased 14% due to growth across the region, reflecting higher spending by foreign tourists and, to a lesser extent, higher sales to local customers.

TIFFANY & CO.

Other. Other sales in the third quarter were approximately equal to the prior year. Other sales decreased $13.4 million, or 13%, in the year-to-date primarily due to a decrease in wholesale sales of diamonds as well as the negative effects of currency translation. Comparable store sales decreased 18% and 10% in the third quarter and year-to-date, respectively. On a constant-exchange-rate basis, other sales increased 8% in the third quarter and decreased 6% in the year-to-date and comparable store sales decreased 3% in the third quarter and increased 2% in the year-to-date.

Store Data. Management expects to increase the number of Company-operated stores by 12, net, during the fiscal year ending January 31, 2016 ("fiscal 2015"), with the majority of expansion planned in Asia-Pacific and the balance in the Americas and Europe. In the year-to-date of 2015, the Company added 11 Company-operated stores: seven in Asia-Pacific (four in China, two in Macau and one in Thailand), three in the Americas (one each in the U.S., Canada and Chile) and one in Europe (in Switzerland) while closing one store in Asia-Pacific (in Korea). The Company's plan also includes relocating approximately ten existing locations during fiscal 2015.

Gross Margin

	Third Quarter		Year-to-date
	2015	2014	2015	2014
Gross profit as a percentage of net sales	60.2%	59.5%	59.7%	59.2%

Gross margin (gross profit as a percentage of net sales) increased 0.7 percentage point in the third quarter, benefiting from favorable product input costs offset by a shift in sales mix toward higher-priced, lower-margin products as well an increase in the wholesale sale of diamonds. In addition, the benefit from retail price increases was partly offset by the negative effect from the strong U.S. dollar. Gross margin increased 0.5 percentage point in the year-to-date reflecting similar items as noted above, except for the impact from the wholesale sale of diamonds, which was not significant on a year-to-date basis.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 8. Hedging Instruments"). Management increased retail prices in the year-to-date of both 2015 and 2014 across all geographic regions and product categories.

Selling, General and Administrative ("SG&A") Expenses

	Third Quarter		Year-to-date
	2015	2014	2015	2014
SG&A expenses as a percentage of net sales	43.5%	41.9%	42.4%	39.4%
SG&A expenses increased $5.7 million, or 1%, in the third quarter reflecting increased store occupancy and depreciation expenses (related to new and existing stores) mostly offset by decreased labor costs (reduced variable labor costs, including incentive compensation and sales commissions, that were partly offset by increased costs for U.S. pension and postretirement benefit plans). The strengthening of the U.S. dollar had the effect of decreasing SG&A expense growth by 5% as compared with the prior year, and therefore, excluding this effect, SG&A expenses would have increased 6%.
SG&A expenses increased $58.5 million, or 5%, in the year-to-date. Included in the year-to-date amount is an impairment charge of $9.6 million recorded in the second quarter of 2015 (see "Non-GAAP Measures"). Excluding the impairment charge, SG&A expenses increased $48.9 million, or 4%, in the year-to-date reflecting increased marketing expenses of $25.9 million, increased store occupancy and depreciation expenses of $10.7 million (related to new and existing stores) and increased labor costs of $2.9 million (which includes increased costs for U.S. pension and postretirement benefit plans partly offset by reduced variable labor costs, including incentive compensation and sales commissions). The strengthening of the U.S. dollar had the effect of decreasing SG&A

TIFFANY & CO.

expense growth by 5% as compared with the prior year, and therefore, excluding this effect, SG&A expenses would have increased 9%.
SG&A expenses as a percentage of net sales increased 1.6 percentage points in the third quarter and 3.0 percentage points in the year-to-date and would have increased 2.7 percentage points in the year-to-date, when excluding the item noted above, due to sales deleveraging of operating expenses, as well as increased marketing spending in the year-to-date.

Earnings from Operations

Earnings from operations decreased 7% and operating margin decreased 0.9 percentage point in the third quarter due to lower sales and higher SG&A expenses partly offset by higher gross margin.

Results by segment are as follows:

(in millions)	Third Quarter 2015	% of Net Sales	Third Quarter 2014	% of Net Sales
Earnings from operations*:
Americas	$61.9	14.6%	$82.7	18.0%
Asia-Pacific	63.9	26.8	65.1	26.8
Japan	50.8	38.3	34.3	30.3
Europe	16.3	14.5	19.4	16.9
Other	0.9	2.7	1.7	5.6
	193.8		203.2
Unallocated corporate expenses	(37.4)	(4.0)%	(34.7)	(3.6)%
Earnings from operations	$156.4	16.7%	$168.5	17.6%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the third quarter of 2015 compared with 2014 was as follows:

•	Americas – the ratio decreased 3.4 percentage points due to a decrease in net sales resulting in deleveraging of operating expenses;

•
Asia-Pacific – the ratio was unchanged from the prior year due to an increase in gross margin (attributable to favorable product input costs and price increases) which was offset by increased store-related operating expenses;

•
Japan – the ratio increased 8.0 percentage points due to an increase in net sales resulting in leverage on operating expenses as well as an increase in gross margin (which includes a benefit from the Company's ongoing program to utilize Yen forward contracts for a portion of forecasted merchandise purchases);

•	Europe – the ratio decreased 2.4 percentage points due to a decrease in net sales resulting in deleveraging of operating expenses, which includes operating expense growth tied to store expansion; and

•
Other – the ratio decreased 2.9 percentage points due to a decrease in gross margin attributed to an increase in wholesale sales of diamonds partly offset by the leveraging of operating expenses as operating expenses decreased at a higher rate than sales.

TIFFANY & CO.

Earnings from operations decreased 15% and operating margin decreased 2.5 percentage points in the year-to-date. Excluding the other operating expense noted below, earnings from operations decreased 13% and operating margin decreased 2.2 percentage points in the year-to-date, due to higher SG&A expenses, primarily related to marketing spending, partly offset by higher gross margin.

Results by segment are as follows:

(in millions)	Year-to-date 2015	% of Net Sales	Year-to-date 2014	% of Net Sales
Earnings from operations*:
Americas	$229.0	17.0%	$274.0	19.8%
Asia-Pacific	193.4	26.0	202.5	27.3
Japan	140.7	37.0	145.0	35.7
Europe	53.3	15.8	61.5	18.3
Other	6.1	7.0	6.3	6.3
	622.5		689.3
Unallocated corporate expenses	(113.7)	(3.9)%	(102.5)	(3.5)%
Other operating expense	(9.6)		—
Earnings from operations	$499.2	17.3%	$586.8	19.8%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the year-to-date of 2015 compared with 2014 was as follows:

•	Americas – the ratio decreased 2.8 percentage points due to a decrease in net sales resulting in deleveraging of operating expenses as well as increased marketing spending and labor-related expenses;

•
Asia-Pacific – the ratio decreased 1.3 percentage points due to increased marketing spending and store-related operating expenses partly offset by an improvement in gross margin (attributable to favorable product input costs and price increases);

•
Japan – the ratio increased 1.3 percentage points primarily due to leveraging of operating expenses (as operating expenses decreased at a higher rate than sales) partly offset by a decrease in gross margin (which includes a reduced benefit from the Company's ongoing program to utilize Yen forward contracts for a portion of forecasted merchandise purchases);

•	Europe – the ratio decreased 2.5 percentage points resulting from increased store-related operating expenses and marketing spending; and

•
Other – the ratio increased 0.7 percentage point primarily due to an improvement in gross margin offset by the deleveraging of operating expenses both of which were affected by the decrease in wholesale sales of diamonds. To a lesser extent, contributing to the increase is the improvement in the performance of retail operations in the Emerging Markets region.

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased by $2.7 million in the third quarter of 2015 and by $11.2 million in the year-to-date of 2015 primarily due to increased costs associated with upgrades to the Company's information technology systems, as well as, for the year-to-date period, higher unallocated labor costs associated with changes in corporate management.

Other operating expense in the year-to-date of 2015 represents an impairment charge related to a financing arrangement with Koidu Limited. See "Item 1. Notes to Condensed Consolidated Financial Statements – Note 3. Receivables and Financing Arrangements" and "Note 10. Commitments and Contingencies" for additional information.

TIFFANY & CO.

Interest and Other Expenses, net

Interest and other expenses, net in the third quarter were approximately equal to the prior year and decreased $9.7 million, or 20%, in the year-to-date. Lower interest expense in both periods resulted from the redemption of long-term debt in October 2014 by using proceeds from the issuance of lower-rate long-term debt. In addition, foreign currency transaction losses affected changes in both periods.

Loss on Extinguishment of Debt

In the third quarter of 2014, the Company recorded a loss on extinguishment of debt of $93.8 million associated with the redemption of all of the aggregate principal amount of the Company's (i) $100.0 million principal amount of 9.05% Series A Senior Notes due December 23, 2015; (ii) $125.0 million principal amount of 10.0% Series A-2009 Senior Notes due February 13, 2017; (iii) $50.0 million principal amount of 10.0% Series A Senior Notes due April 9, 2018; and (iv) $125.0 million principal amount of 10.0% Series B-2009 Senior Notes due February 13, 2019 (collectively, the "Private Placement Notes") prior to maturity in accordance with the respective note purchase agreements governing each series of Private Placement Notes, which included provisions for make-whole payments in the event of early repayment.

Provision for Income Taxes

The effective income tax rate for the third quarter of 2015 and 2014 was 35.5%. The effective income tax rate for the year-to-date of 2015 was 34.8% versus 35.3% in the prior year. The effective income tax rate for the year-to-date of 2015 included a decrease of 0.3 percentage point due to the impact of a valuation allowance release. The effective income tax rate for the year-to-date of 2014 included an increase of 1.1 percentage points due to the one-time impact of changes in state tax legislation offset by the favorable impact of a valuation allowance release of 0.3 percentage point.

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

The following table summarizes cash flows from operating, investing and financing activities:

	Year-to-date
(in millions)	2015	2014
Net cash provided by (used in):
Operating activities	$427.5	$177.8
Investing activities	(189.9)	(156.2)
Financing activities	(295.7)	(19.7)
Effect of exchange rates on cash and cash equivalents	1.3	1.6
Net (decrease) increase in cash and cash equivalents	$(56.8)	$3.5

TIFFANY & CO.

Operating Activities

The Company had net cash inflows from operating activities of $427.5 million in the year-to-date of 2015 compared with $177.8 million in the year-to-date of 2014. The variance is primarily due to changes in inventory growth rates, as inventory declined by 1% in the year-to-date of 2015 compared to growth of 10% in the year-to-date of 2014.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2.9 billion and 5.1 at October 31, 2015, compared with $3.0 billion and 5.5 at January 31, 2015 and $2.9 billion and 5.5 at October 31, 2014.

Accounts receivable, less allowances at October 31, 2015 rose 6% from January 31, 2015 and 16% from October 31, 2014 due to the timing of collections. The strengthening of the U.S. dollar had the effect of decreasing accounts receivable, less allowances by 3% as compared with January 31, 2015 and 8% as compared with October 31, 2014, and therefore, excluding this effect, accounts receivable, less allowances would have been 9% and 25% higher than the respective periods, due in part to the timing of collection of department store receivables in Japan.

Inventories, net at October 31, 2015 were 1% lower than January 31, 2015 and 8% lower than October 31, 2014. Finished goods inventories declined 1% from January 31, 2015 and 10% from October 31, 2014, while combined raw material and work-in-process inventories were approximately equal to January 31, 2015 and decreased 5% from October 31, 2014. The strengthening of the U.S. dollar had the effect of decreasing inventories by 4% as compared with October 31, 2014; therefore, excluding this effect, inventories would have been 4% lower than at October 31, 2014. This effect was not significant when compared with January 31, 2015.

Investing Activities

The Company had net cash outflows from investing activities of $189.9 million in the year-to-date of 2015 compared with $156.2 million in the year-to-date of 2014. The change is driven by an increase in net purchases of marketable securities and short-term investments.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net purchases of marketable securities and short-term investments of $31.4 million during the year-to-date of 2015 compared with $14.7 million during the year-to-date of 2014.

Financing Activities

The Company had net cash outflows from financing activities of $295.7 million in the year-to-date of 2015 compared with $19.7 million in the year-to-date of 2014. Year-over-year changes in cash flows from financing activities are largely driven by repayments of borrowings in the year-to-date of 2015 compared with proceeds from borrowings in the year-to-date of 2014 (when the Company had issued $550.0 million of senior notes and used the net proceeds primarily to redeem $400.0 million in aggregate principal amount of existing senior notes), as well as an increase in share repurchases and reduced proceeds from the exercise of stock options.

TIFFANY & CO.

Recent Borrowings. The Company had net (repayments of) proceeds from borrowings as follows:

	Year-to-date
(in millions)	2015	2014
Short-term borrowings:
Repayment of credit facility borrowings, net	$(24.0)	$(54.4)
Proceeds from other credit facility borrowings	9.1	12.1
Repayment of other credit facility borrowings	(16.0)	(3.4)
Net repayment of short-term borrowings	(30.9)	(45.7)
Long-term borrowings:
Proceeds	—	548.0
Repayment	—	(400.0)
Net proceeds from long-term borrowings	—	148.0
Net (repayments of) proceeds from total borrowings	(30.9)	102.3
Payment of debt extinguishment costs (included in operating activities)	—	(93.4)
Net (repayments) proceeds	$(30.9)	$8.9

Credit Facilities. In October 2014, Tiffany & Co. entered into a four-year $375.0 million and a five-year $375.0 million multi-bank, multi-currency, committed unsecured revolving credit facility, including letter of credit subfacilities, (collectively, the "New Credit Facilities") resulting in a total borrowing capacity of $750.0 million. The New Credit Facilities replaced the previously existing $275.0 million three-year unsecured revolving credit facility and $275.0 million five-year unsecured revolving credit facility (collectively, the "Previously Existing Facilities"), which were terminated and repaid concurrently with Tiffany & Co.'s entry into the New Credit Facilities.

Under all of the Company's credit facilities, there were $198.3 million of borrowings outstanding, $5.7 million of letters of credit issued but not outstanding and $818.4 million available for borrowing at October 31, 2015. The weighted-average interest rate for the amount outstanding at October 31, 2015 was 2.95% compared with 3.55% at October 31, 2014.

Senior Notes. In September 2014, Tiffany & Co. issued $250.0 million aggregate principal amount of 3.80% Senior Notes due 2024 (the "2024 Notes") and $300.0 million aggregate principal amount of 4.90% Senior Notes due 2044 (the "2044 Notes" and, together with the 2024 Notes, the "Senior Notes"). The Notes were issued at a discount with aggregate net proceeds of $548.0 million (with an effective yield of 3.836% for the 2024 Notes and an effective yield of 4.926% for the 2044 Notes). Tiffany & Co. used the net proceeds from the issuance of the Senior Notes to redeem $400.0 million in aggregate principal amount of the Private Placement Notes prior to their scheduled maturities which ranged from 2015 to 2019 and paid $93.4 million of debt extinguishment costs associated with the redemption. The Company used the remaining net proceeds from the sale of the Senior Notes for general corporate purposes. See "Item 1. Financial Statements - Note 7. Debt" for additional information.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 38% at October 31, 2015, 39% at January 31, 2015 and 37% at October 31, 2014.

At October 31, 2015, the Company was in compliance with all debt covenants.

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

TIFFANY & CO.

The Company's share repurchase activity was as follows:

	Third Quarter		Year-to-date
(in millions, except per share amounts)	2015	2014	2015	2014
Cost of repurchases	$60.5	$5.8	$116.2	$22.2
Shares repurchased and retired	0.8	0.1	1.4	0.2
Average cost per share	$80.31	$92.02	$84.03	$89.91

At October 31, 2015, $156.7 million remained available for share repurchases under this authorization.

Financing Arrangements with Diamond Mining and Exploration Companies

The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. At July 31, 2015, there was $44.1 million of principal and interest outstanding under a financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). On April 30, 2015, the Company agreed to defer Koidu's principal payment due on March 30, 2015, subject to certain conditions set forth in the amendment, which were met in June 2015. In August 2015, Koidu requested that its interest payment due in July 2015 be deferred until a future date to be determined, and it advised the Company that it was likely to request a deferral of interest payments due in August and September of 2015. Additionally, Koidu had informed the Company that it was seeking additional sources of capital to fund ongoing operations of the mine. Based on those discussions with Koidu, and with consideration given to the fact that Koidu did not respond to the Company's request for a proposed revised payment schedule for its obligations under the Loan, management believed that it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the Loan, and recorded an impairment charge, and related valuation allowance, of $9.6 million in the second quarter of 2015. Additionally, the Company ceased accruing interest income on the outstanding Loan balance.

As of October 31, 2015, Koidu did not make its interest payments due in August, September and October of 2015 as well as its principal payment due in September 2015. The missed payments constitute events of default under the Loan. While Koidu has not yet provided a proposed revised payment schedule for its obligations under the Loan, the Company continues to participate in discussions with Koidu regarding its operational plans and forecasts, cash flow projections for the mine, and potential revisions to the payment schedule for the Loan. The outcome of these discussions, as well as any other developments, will inform discussions regarding the Loan repayment schedule as well as management's ongoing evaluation of the collectability of the Loan and the accrual of interest income. It is possible that such ongoing evaluation may result in additional changes to management's assessment of collectability. While such changes in management's assessment would not have a material adverse effect on the Company's financial position or cash flows, it is possible that such a change in assessment could affect the Company's earnings in the period in which such a change were to occur. Additionally, if Koidu were to default under its diamond supply agreement with the Company, the Company could lose access to the mine's output, although management believes this would not have a material impact to the Company's operations. See "Item 1. Notes to Condensed Consolidated Financial Statements – Note 3. Receivables and Financing Arrangements" and "Note 10. Commitments and Contingencies" for additional information on this financing arrangement.

Contractual Obligations

The Company's contractual cash obligations and commercial commitments at October 31, 2015 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not changed significantly since January 31, 2015.

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

2015 Outlook

For the fiscal year ending January 31, 2016, management now expects net earnings per diluted share to be 5% – 10% below the $4.20 earned in the prior year excluding the loan impairment charge in the second quarter of 2015 and the debt extinguishment charge in the prior year. This forecast does not assume any potential additional charges associated with any further impairment of the loan receivable from Koidu. This forecast continues to assume improving inventory productivity; assumes capital expenditures of $260.0 million; and projects free cash flow in excess of $500.0 million. This forecast is based on assumptions, which are approximate and may or may not prove valid, and which should be read in conjunction with risk factors disclosed in Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 as well as in "Part II, Item 1A. Risk Factors" on page 41.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of October 31, 2015 is 12 months.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to manage the effect of volatility in precious metal prices. During the quarter ended October 31, 2015, the Company increased the term over which it is hedging it exposure to volatility in precious metal prices, as well as the portion of expected future metals purchases hedged, which has increased the number of precious metal derivative instruments outstanding at the end of the period. The maximum term of the Company's outstanding precious metal forward contracts as of October 31, 2015 is 25 months.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company's business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $74.0 million at October 31, 2015) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.8 billion at October 31, 2015) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties' claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties' September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties' counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $121.0 million at October 31, 2015) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $545.0 million at October 31, 2015) (calculated based on alleged future lost profits of the Tiffany Parties).

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

Additionally, management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended October 31, 2015 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

The Company and its subsidiaries may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase mining output. Mining operations are inherently risky, and often occur in regions subject to additional political, social and environmental risks, such as the resurgence of the Ebola virus in 2014 in certain regions of Africa. Given these risks, there is no assurance that the diamond mining and exploration companies subject to these arrangements will be able to meet their obligations to the Company under their financing agreements or related diamond supply agreements. If a diamond mining or exploration company defaults under its financing agreement, the Company would be required to take a period charge in respect of all or a portion of the financing, which would affect the Company's earnings. Additionally, a default under a diamond supply agreement could result in the Company losing access to the mine's output under the related supply agreements. The Company has experienced such situations in the past; additionally, in the second quarter of 2015, the Company recorded a $9.6 million impairment charge, and related valuation allowance, associated with a $44.1 million financing arrangement with Koidu Limited (previously Koidu Holdings S.A.). Management will continue to evaluate the collectability of the financing arrangement and it is possible that such ongoing evaluation may result in additional changes to management's assessment of collectability. While such changes in management's assessment would not have a material adverse effect on the Company's financial position or cash flows, it is possible that such a change in assessment could affect the Company's earnings in the period in which such a change were to occur.

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

The following table contains the Company's purchases of equity securities in the third quarter of 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
August 1, 2015 to August 31, 2015	87,902	$ 89.22	87,902	$ 209.4
September 1, 2015 to September 30, 2015	262,593	$ 80.04	262,593	$ 188.3
October 1, 2015 to October 31, 2015	402,211	$ 78.54	402,211	$ 156.7
TOTAL	752,706	$ 80.31	752,706	$ 156.7

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 24, 2015	TIFFANY & CO.
(Registrant)

By: /s/ Ralph Nicoletti
Ralph Nicoletti
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.