Form 10-K
period 2016-01-31
TIFFANY & CO
filed 2016-03-28
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016 OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2015, the aggregate market value of the registrant's voting and non-voting stock held by non-affiliates of the registrant was approximately $12,261,388,517 using the closing sales price on this day of $95.70. See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of March 23, 2016, the registrant had outstanding 126,039,812 shares of its common stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE.
The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant's Proxy Statement Dated April 8, 2016 (Part III).

TIFFANY & CO.

Tiffany & Co.

Form 10-K for the fiscal year ended January 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, including documents incorporated herein by reference, that refer to plans and expectations for future periods are forward-looking statements that involve a number of risks and uncertainties. Words such as 'expects,' 'intends,' 'anticipates,' 'forecasts,' 'plans,' 'believes,' 'continues,' 'may,' 'will,' and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's objectives, expectations and beliefs with respect to store openings and closings, product introductions, sales, sales growth, retail prices, gross margin, expenses, operating margin, interest expense and financing costs, effective income tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow, liquidity, currency translation and growth opportunities. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, which could cause the Company's actual results to differ materially from those indicated in these forward-looking statements. Such factors include, but are not limited to, risks from global economic conditions, decreases in consumer confidence, the Company's significant operations outside of the United States, regional instability and conflict that could disrupt tourist travel and local consumer spending, weakening foreign currencies, changes in the Company's product or geographic sales mix and changes in costs or reduced supply availability of diamonds and precious metals. Please also see the Company's risk factors, as they may be amended from time to time, set forth in the Company's filings with the Securities and Exchange Commission, including in this Annual Report, particularly under "Item 1A. Risk Factors" for a discussion of these and other factors that could cause actual results to differ materially. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

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

FINANCIAL INFORMATION ABOUT REPORTABLE SEGMENTS

The Company's segment information for the fiscal years ended January 31, 2016, 2015 and 2014 is reported in "Item 8. Financial Statements and Supplementary Data - Note P - Segment Information."

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

Management believes that consumers associate the Brand with high-quality gemstone jewelry, particularly diamond jewelry; sophisticated style and romance; excellent customer service; an elegant store and online environment; upscale store locations; "classic" product positioning; and distinctive and high-quality packaging materials (most significantly, the TIFFANY & CO. blue box). Tiffany's business plan includes expenses to maintain the strength of the Brand, such as the following:

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

All of the foregoing require that management make tradeoffs between business initiatives that might generate incremental sales and earnings and Brand maintenance objectives. This is a dynamic process. To the extent that management deems that product, marketing or distribution initiatives will unduly and negatively affect the strength of the Brand, such initiatives have been and will be curtailed or modified appropriately. At the same time, Brand maintenance suppositions are regularly questioned by management to determine if any tradeoff between sales and earnings is truly worth the positive effect on the Brand. At times, management has determined, and may in the future determine, that the strength of the Brand warranted, or that it will permit, more aggressive and profitable product, marketing or distribution initiatives.

REPORTABLE SEGMENTS

Americas

Sales in the Americas were 47% of worldwide net sales in 2015, while sales in the U.S. represented 88% of net sales in the Americas.

Retail Sales. Retail sales in the Americas are transacted in 124 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2016 included in parentheses): the U.S. (95), Canada (12), Mexico (11), Brazil (5) and Chile (1). Included within these totals are 12 Company-operated stores located within various department stores in Canada and Mexico.

Internet and Catalog Sales. The Company distributes a selection of its products in the U.S. and Canada through the websites at www.tiffany.com and www.tiffany.ca. To a lesser extent, sales are also generated through catalogs that the Company distributes to its proprietary list of customers in the U.S. and Canada.

Business-to-Business Sales. Sales executives call on business clients, primarily in the U.S., selling products drawn from the retail product line and items specially developed for the business market, including trophies and items designed for the particular customer. Such sales represent approximately 1% of worldwide net sales.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in markets in the Central/South American and Caribbean regions. Such sales represent less than 1% of worldwide net sales.

Asia-Pacific

Sales in Asia-Pacific represented 24% of worldwide net sales in 2015, while sales in Greater China represented more than half of Asia-Pacific's net sales.

Retail Sales. Retail sales in Asia-Pacific are transacted in 81 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2016 included in parentheses): China (30), Korea (14), Hong Kong (9), Taiwan (8), Australia (7), Singapore (6), Macau (4), Malaysia (2) and Thailand (1). Included within these totals are 29 Company-operated stores located within various department stores.

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in Australia through its website at www.tiffany.com.au.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in certain markets. Such sales represent approximately 2% of worldwide net sales.

TIFFANY & CO.

Japan

Sales in Japan represented 13% of worldwide net sales in 2015.

Retail Sales. Retail sales in Japan are transacted in 56 Company-operated TIFFANY & CO. stores. Included within this total are 51 stores located within department stores, generating approximately 70% of Japan's net sales. There are four large department store groups in Japan. The Company operates TIFFANY & CO. stores in locations controlled by these groups as follows (number of locations at January 31, 2016 included in parentheses): Isetan Mitsukoshi Ltd. (13), J. Front Retailing Co., Ltd. (Daimaru and Matsuzakaya department stores) (9), Takashimaya Co., Ltd. (9) and Seven & i Holding Co., Ltd. (Sogo and Seibu department stores) (5). The Company also operates 15 stores in other department stores.

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in Japan through its website at www.tiffany.co.jp.

Business-to-Business Sales. Products drawn from the retail product line and items specially developed are sold to business customers. Such sales represent less than 1% of worldwide net sales.

Wholesale Distribution. Selected TIFFANY & CO. merchandise is sold to independent distributors for resale in Japan. Such sales represent less than 1% of worldwide net sales.

Europe

Sales in Europe represented 12% of worldwide net sales in 2015, while sales in the United Kingdom ("U.K.") represented approximately 40% of European net sales.

Retail Sales. Retail sales in Europe are transacted in 41 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2016 included in parentheses): the U.K. (10), Germany (7), Italy (7), France (5), Spain (3), Switzerland (3), Austria (1), Belgium (1), the Czech Republic (1), Ireland (1), the Netherlands (1) and Russia (1). Included within these totals are seven Company-operated stores located within various department stores.

Internet Sales. The Company offers a selection of TIFFANY & CO. merchandise for purchase in the U.K., Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands and Spain through its websites, which are accessible through www.tiffany.com.

Other

Other consists of all non-reportable segments, including: (i) retail sales and wholesale distribution in the Emerging Markets region (which represented approximately 75% of Other net sales in 2015); (ii) wholesale sales of diamonds; and (iii) licensing agreements.

Emerging Markets region. Retail sales are transacted in five Company-operated TIFFANY & CO. stores in the United Arab Emirates ("U.A.E."). Additionally, selected TIFFANY & CO. merchandise is sold to independent distributors for resale in certain emerging markets (primarily in the Middle East). Such wholesale sales represent less than 1% of worldwide net sales.

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

TIFFANY & CO.

Licensing Agreement. The Company receives earnings from a licensing agreement with Luxottica Group for the distribution of TIFFANY & CO. brand eyewear. The earnings received from this licensing agreement represented less than 1% of worldwide net sales in 2015.

In 2015, the Company entered into a licensing agreement with Coty Inc. regarding the development, production and distribution of a new line of TIFFANY & CO. brand fragrances. The Company did not receive any earnings from this agreement in 2015, and does not expect to receive any such earnings in 2016.

Retail Distribution Base

Management regularly evaluates opportunities to optimize its retail store base. This includes evaluating potential markets for new TIFFANY & CO. stores, as well as the renovation, relocation, or, in certain instances, closure of existing stores. Considerations include the characteristics of the markets to be served, consumer demand and the proximity of other luxury brands and existing TIFFANY & CO. locations. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the Brand, but believes that there are a number of opportunities remaining in new and existing markets that will meet the requirements for a TIFFANY & CO. location in the future.

The following chart details the number of TIFFANY & CO. retail locations operated by the Company since 2005:

	Americas
Year:	U.S.	Canada & Latin America	Asia-Pacific	Japan	Europe	Emerging Markets	Total
2005	59	7	25	50	13	—	154
2006	64	9	28	52	14	—	167
2007	70	10	34	53	17	—	184
2008	76	10	39	57	24	—	206
2009	79	12	45	57	27	—	220
2010	84	12	52	56	29	—	233
2011	87	15	58	55	32	—	247
2012	91	24	66	55	34	5	275
2013	94	27	72	54	37	5	289
2014	95	27	73	56	39	5	295
2015	95	29	81	56	41	5	307

As part of the Company's real estate strategy, management plans to increase gross retail square footage by approximately 2%, net through the addition of new stores, relocations, renovations and closings in 2016. For a summary of the Company's existing retail square footage, see "Item 2. Properties".

As noted above, the Company currently operates e-commerce enabled websites in 13 countries as well as informational websites in several additional countries. Sales transacted on those websites accounted for 6% of worldwide net sales in 2015, 2014 and 2013. The Company invests in ongoing website enhancements and is evaluating opportunities to expand its e-commerce sites to additional countries in the future. In addition, management believes that these websites serve a role as marketing tools to attract customers to the Company's stores.

Products

The Company's principal product category is jewelry, which represented 93%, 92%, and 92% of worldwide net sales in 2015, 2014 and 2013. The Company offers an extensive selection of TIFFANY &

TIFFANY & CO.

CO. brand jewelry at a wide range of prices. Designs are developed by employees, suppliers, independent designers and independent "named" designers (see "MATERIAL DESIGNER LICENSE" below).

The Company also sells timepieces, leather goods, sterling silver goods (other than jewelry), china, crystal, stationery, fragrances and accessories, which represented, in total, 7% of worldwide net sales in 2015, 2014 and 2013. The remaining approximately 1% of worldwide net sales were attributable to wholesale sales of diamonds and earnings received from a third-party licensing agreement.

Sales by Reportable Segment of TIFFANY & CO. Jewelry by Category

2015	% of total Americas Sales	% of total Asia-Pacific Sales	% of total Japan Sales	% of total Europe Sales	% of total Reportable Segment Sales
Statement, fine & solitaire jewelry [a]	23%	25%	19%	17%	22%
Engagement jewelry & wedding bands [b]	23%	35%	43%	25%	29%
Fashion jewelry [c]	43%	38%	31%	54%	42%

2014
Statement, fine & solitaire jewelry [a]	23%	24%	20%	17%	22%
Engagement jewelry & wedding bands [b]	23%	38%	46%	24%	30%
Fashion jewelry [c]	44%	37%	27%	56%	41%

2013
Statement, fine & solitaire jewelry [a]	23%	27%	20%	19%	23%
Engagement jewelry & wedding bands [b]	23%	36%	47%	25%	30%
Fashion jewelry [c]	44%	36%	26%	53%	40%
a) This category includes statement, fine and solitaire jewelry (other than engagement jewelry). Most sales in this category are of items containing diamonds, other gemstones or both. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 15% of sales in 2015. The average price of merchandise sold in 2015, 2014 and 2013 in this category was approximately $5,700, $5,400 and $5,300 for total reportable segments.
b) This category includes engagement rings (approximately 60% of the category) and wedding bands. Most sales in this category are of items containing diamonds. Most jewelry in this category is constructed of platinum, although gold was used as the primary metal in approximately 9% of sales in 2015. The average price of merchandise sold in 2015, 2014 and 2013 in this category was approximately $3,300, $3,600 and $3,600 for total reportable segments.
c) This category generally consists of non-gemstone jewelry, divided approximately equally between sterling silver and gold jewelry, although small gemstones are used as accents in some pieces. The average price of merchandise sold in 2015, 2014 and 2013 in this category was approximately $355, $335 and $300 for total reportable segments.

TIFFANY & CO.

ADVERTISING, MARKETING, PUBLIC AND MEDIA RELATIONS

The Company regularly advertises in newspapers, magazines and through digital media. Public and media relations activities are also significant to the Company's business. The Company engages in a program of media activities and marketing events to maintain consumer awareness of the Brand and TIFFANY & CO. products. It also publishes its well-known Blue Book to showcase its high-end jewelry. In 2015, 2014 and 2013, the Company spent $302.0 million, $284.0 million and $253.2 million, representing 7.4%, 6.7% and 6.3% of worldwide net sales in those respective years, on advertising, marketing and public and media relations, which include costs for media, production, catalogs, Internet, visual merchandising (in-store and window displays), marketing events and other related items.

In addition, management believes that the Brand is enhanced by a program of charitable sponsorships, grants and merchandise donations. The Company also periodically makes donations to The Tiffany & Co. Foundation, a private foundation organized to support 501(c)(3) charitable organizations. The efforts of this Foundation are primarily focused on environmental conservation and urban parks.

TRADEMARKS

The designations TIFFANY ® and TIFFANY & CO.® are the principal trademarks of Tiffany, and also serve as tradenames. Tiffany has obtained and is the proprietor of trademark registrations for TIFFANY and TIFFANY & CO., as well as the TIFFANY BLUE BOX ®, the TIFFANY BLUE BOX design, TIFFANY BLUE® and the color Tiffany Blue for a variety of product categories and services in the U.S. and in other countries.

Tiffany maintains a program to protect its trademarks and institutes legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company or its products.

Tiffany has been generally successful in such actions and management considers that the Company's worldwide rights in its principal trademarks, TIFFANY and TIFFANY & CO., are strong. However, use of the designation TIFFANY by third parties on related or unrelated goods or services, frequently transient in nature, may not come to the attention of Tiffany or may not rise to a level of concern warranting legal action.

Tiffany actively pursues those who produce or sell counterfeit TIFFANY & CO. goods through civil action and cooperation with criminal law enforcement agencies. However, counterfeit TIFFANY & CO. goods remain available in many markets because it is not possible or cost-effective to eradicate the problem. The cost of enforcement is expected to continue to rise. In recent years, there has been an increase in the availability of counterfeit goods, predominantly silver jewelry, on the Internet and in various markets by street vendors and small retailers. Tiffany pursues infringers through leads generated internally and through a network of investigators, legal counsel, law enforcement and customs authorities worldwide. The Company responds to such infringing activity by taking various actions, including sending cease and desist letters, cooperating with law enforcement in criminal prosecutions, initiating civil proceedings and participating in joint actions and anti-counterfeiting programs with other like-minded third party rights holders.

Despite the general fame of the TIFFANY and TIFFANY & CO. name and mark for the Company's products and services, Tiffany is not the sole person entitled to use the name TIFFANY in every category of use in every country of the world; for example, in some countries, third parties have registered the name TIFFANY in connection with certain product categories (including, in the U.S., the category of bedding and, in certain foreign countries, the categories of food, cosmetics, clothing, paper goods and tobacco products) under circumstances where Tiffany's rights were not sufficiently clear under local law, and/or

TIFFANY & CO.

where management concluded that Tiffany's foreseeable business interests did not warrant the expense of legal action.

MATERIAL DESIGNER LICENSE

Since 1974, Tiffany has been the sole licensee for the intellectual property rights necessary to make and sell jewelry and other products designed by Elsa Peretti and bearing her trademarks. The designs of Ms. Peretti accounted for 8%, 8% and 9% of the Company's worldwide net sales in 2015, 2014 and 2013.

Tiffany is party to an Amended and Restated Agreement (the "Peretti Agreement") with Ms. Peretti, which largely reflects the long-standing rights and marketing and royalty obligations of the parties. Pursuant to the Peretti Agreement, Ms. Peretti grants Tiffany an exclusive license, in all of the countries in which Peretti-designed jewelry and products are currently sold, to make, have made, advertise and sell these items. Ms. Peretti continues to retain ownership of the copyrights for her designs and her trademarks and remains entitled to exercise approval and consultation rights with respect to important aspects of the promotion, display, manufacture and merchandising of the products made in accordance with her designs. Under and in accordance with the terms set forth in the Peretti Agreement, Tiffany is required to display the licensed products in stores, to devote a portion of its advertising budget to the promotion of the licensed products, to pay royalties to Ms. Peretti for the licensed products sold, to maintain total on-hand and on-order inventory of non-jewelry licensed products (such as tabletop products) at approximately $8.0 million and to take certain actions to protect Ms. Peretti's intellectual property, including to maintain trademark registrations reasonably necessary to sell the licensed products in the markets in which the licensed products are sold by Tiffany.

The Peretti Agreement has a term that expires in 2032 and is binding upon Ms. Peretti, her heirs, estate, trustees and permitted assignees. During the term of the Peretti Agreement, Ms. Peretti may not sell, lease or otherwise dispose of her copyrights and trademarks unless the acquiring party expressly agrees with Tiffany to be bound by the provisions of the Peretti Agreement. The Peretti Agreement is terminable by Ms. Peretti only in the event of a material breach by Tiffany (subject to a cure period) or upon a change of control of Tiffany or the Company. It is terminable by Tiffany only in the event of a material breach by Ms. Peretti or following an attempt by Ms. Peretti to revoke the exclusive license (subject, in each case, to a cure period).

PRODUCT SUPPLY CHAIN

The Company manufactures jewelry in New York, Rhode Island, Kentucky and Thailand, polishes jewelry in the Dominican Republic and crafts silver hollowware in Rhode Island. The Company processes, cuts and polishes diamonds at other facilities outside the U.S. In total, these internal manufacturing facilities produce approximately 60% of the merchandise sold by the Company. The balance, including almost all non-jewelry items, is purchased from third-parties. The Company may increase the percentage of internally-manufactured jewelry in the future, but management does not expect that the Company will ever manufacture all of its needs. Factors considered by management in its decision to use third-party manufacturers include product quality, product cost, access to or mastery of various jewelry-making skills and technology, support for alternative capacity and the cost of capital investments. To supply its internal manufacturing facilities, the Company sources precious metals, rough diamonds (which it processes in its own facilities), polished diamonds and other gemstones.

Supply of Diamonds. The vast majority of diamonds acquired by the Company originate from Botswana, Canada, Namibia, Russia, Sierra Leone and South Africa. The Company regularly purchases parcels of rough diamonds for polishing and further processing. The Company has diamond processing operations in Belgium, Botswana, Cambodia, Mauritius and Vietnam that prepare, cut and/or polish rough diamonds for its use. The Company's operation in Botswana allows it to access rough diamond allocations reserved for

TIFFANY & CO.

local manufacturers. The Company conducts that operation through a subsidiary in which local third-parties own minority, non-controlling interests. The Company maintains a relationship and has an arrangement with these local third-parties; however, if circumstances warrant, the Company could seek to replace its existing local partners or operate without local partners.

The Company, from time to time, secures supplies of rough diamonds by agreeing to purchase a defined portion of a mine's output at the market price prevailing at the time of production. Under such agreements, management anticipates that it will purchase approximately $100.0 million of rough diamonds in 2016. However, the Company will also purchase rough diamonds from other suppliers, although it has no contractual obligations to do so. In certain instances, the Company has provided loans to, or made equity investments in, mining projects in order to secure diamond supplies.

It is occasionally necessary to knowingly purchase mixed assortments of rough diamonds that contain a limited quantity of rough diamonds that cannot be cut and polished to meet the Company's quality standards or assortment needs. Rough diamonds so purchased, as well as a small percentage of such diamonds that have been polished, are sold to third parties when they are found not to be suitable for the Company's needs. Management's objective from such sales, included in the Other non-reportable segment, is to recoup its original costs, thereby earning minimal, if any, gross margin on those transactions. As a result, these sales have had, and are expected to continue to have, the effect of modestly reducing the Company's overall gross margins.

In recent years, approximately 70% - 80% (by dollar value) of the polished diamonds used in jewelry have been produced from rough diamonds that the Company has purchased. The balance of the Company's needs for polished diamonds is purchased from polishers or polished-diamond dealers generally through purchase orders for fixed quantities. These relationships may be terminated at any time by either party, but such a termination would not discharge either party's obligations under unfulfilled purchase orders accepted prior to the termination. It is the Company's intention to continue to supply the majority of its needs for diamonds by purchasing and polishing rough diamonds.

Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for 59%, 58% and 58% of worldwide net sales in 2015, 2014 and 2013. Products containing one or more diamonds of one carat or larger accounted for 14%, 14% and 15% of worldwide net sales in each of those years.

Conflict Diamonds. Media attention has been drawn to the issue of "conflict" or "blood" diamonds. These terms are used to refer to diamonds extracted from war-torn geographic regions and sold by rebel forces to fund insurrection. Allegations have also been made that trading in such diamonds supports terrorist activities. Management believes that it is not possible in most purchasing scenarios to distinguish diamonds produced in conflict regions from diamonds produced in other regions once they have been polished. Therefore, concerned participants in the diamond trade, including the Company and nongovernment organizations, seek to exclude "conflict" or "blood" diamonds, which represent a small fraction of the world's supply, from legitimate trade through an international system of certification and legislation known as the Kimberley Process Certification Scheme. All rough diamonds the Company buys, crossing an international border, must be accompanied by a Kimberley Process certificate and all trades of rough and polished diamonds must conform to a system of warranties that references the aforesaid scheme. It is not expected that such efforts will substantially affect the supply of diamonds. In addition, concerns over human rights abuses in Zimbabwe and Angola underscore that the aforementioned system does not control diamonds produced in state-sanctioned mines under poor working conditions. The Company has informed its vendors that it does not intend to purchase Zimbabwean or Angolan-produced diamonds. Accordingly, the Company has implemented the Diamond Source Warranty Protocol, which requires vendors to provide a warranty that loose polished diamonds were not obtained from Zimbabwean or Angolan mines.

TIFFANY & CO.

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

In addition, the supply and prices of rough and polished diamonds in the principal world markets have been and continue to be influenced by the Diamond Trading Company ("DTC"), an affiliate of the De Beers Group. Although the DTC's historical ability to control worldwide production has diminished due to its lower share of worldwide production and changing policies in diamond-producing countries, the DTC continues to supply a meaningful portion of the world market for rough, gem-quality diamonds and continues to impact diamond supply through its marketing and advertising initiatives. A significant portion of the diamonds that the Company purchased in 2015 had their source with the DTC.

Sustained interruption in the supply of diamonds, an overabundance of supply or a substantial change in the marketing arrangements described above could adversely affect the Company and the retail jewelry industry as a whole. Changes in the marketing and advertising spending of the DTC and its direct purchasers could affect consumer demand for diamonds.

The Company purchases conflict-free rough and polished colorless diamonds, in high color and clarity ranges. Management does not foresee a shortage of diamonds in these quality ranges in the short term but believes that, unless new mines are developed, rising demand will eventually create such a shortage and lead to higher prices.

Synthetic and Treated Diamonds. Synthetic diamonds (diamonds manufactured but not naturally occurring) and treated diamonds (naturally occurring diamonds subject to treatment processes, such as irradiation) are produced in growing quantities. Although significant questions remain as to the ability of producers to produce synthetic and/or treated diamonds economically within a full range of sizes and natural diamond colors, and as to consumer acceptance of these diamonds, such diamonds are becoming a larger factor in the market. Should synthetic and/or treated diamonds be offered in significant quantities, the supply of and prices for natural diamonds may be affected. The Company does not produce and does not intend to purchase or sell such diamonds.

Purchases of Other Polished Gemstones and Precious Metals. Other polished gemstones and precious metals used in making jewelry are purchased from a variety of sources. Most purchases are from suppliers with which Tiffany has maintained long-standing relationships.

The Company generally enters into purchase orders for fixed quantities with other polished gemstone and precious metals vendors. These relationships may be terminated at any time by either party; such termination would not discharge either party's obligations under unfulfilled purchase orders accepted prior to the termination.

The Company purchases precious metals from several suppliers for use in its internal manufacturing operations and for use by third-party manufacturers contracted to supply Tiffany merchandise. The silver, gold and platinum sourced directly by the Company principally comes from two sources: in-ground, large-scale deposits of metals, primarily in the U.S., that meet the Company's standards for responsible mining and metals from recycled sources. While the Company may supply precious metals to a manufacturer, it cannot determine, in all circumstances, whether the finished goods provided by such manufacturer were actually produced with Tiffany-supplied precious metals.

In recent years, there has been substantial volatility in the prices of precious metals.

TIFFANY & CO.

The Company believes that there are numerous alternative sources for other polished gemstones and precious metals and that the loss of any single supplier would not have a material adverse effect on its operations.

Finished Jewelry. Finished jewelry is purchased from approximately 55 manufacturers, most of which have long-standing relationships with the Company. However, the Company does not enter into long-term supply arrangements with its finished goods vendors. The Company does enter into merchandise vendor agreements with nearly all of its finished goods vendors. The merchandise vendor agreements establish non-price terms by which the Company may purchase and by which vendors may sell finished goods to the Company. These terms include payment terms, shipping procedures, product quality requirements, merchandise specifications and vendor social responsibility requirements. The Company generally enters into purchase orders for fixed quantities of merchandise with its vendors. These relationships may be terminated at any time by either party; such termination would not discharge either party's obligations under unfulfilled purchase orders accepted prior to termination. The Company actively seeks alternative sources for its best-selling jewelry items to mitigate any potential disruptions in supply. However, due to the craftsmanship involved in a small number of designs, the Company may have difficulty finding readily available alternative suppliers for those jewelry designs in the short term.

Watches. For many years prior to 2007, the Company had arranged for the production of TIFFANY & CO. brand watches with various third-party Swiss component manufacturers and assemblers. In 2007, the Company entered into a 20-year license and distribution agreement (the "Agreement") with the Swatch Group for the manufacture and distribution of TIFFANY & CO. brand watches. In December 2013, an arbitral panel deemed the Agreement terminated at the request of the parties. The arbitration award stated that the effective date of termination was March 1, 2013. See "Item 3. Legal Proceedings" for additional information regarding the arbitration proceeding and the subsequent annulment action. Royalties payable to the Company under the Agreement were not significant in any year, and watches manufactured under the Agreement and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2013.

In April 2015, management introduced new TIFFANY & CO. brand watches, which have been designed, produced, marketed and distributed through certain of the Company's Swiss subsidiaries. In support of this introduction, the Company has relationships with approximately 30 component and subassembly vendors to manufacture watches. The terms of the Company's contractual relationships with these vendors are substantially similar to those described under "Finished Jewelry" above. Sales of these new TIFFANY & CO. brand watches represented approximately 1% of worldwide net sales in 2015. While management anticipates an increase in these sales in 2016, it does not expect this new watch business to increase the Company's profitability in 2016, as the Company expects to continue to invest significant resources in marketing to continue to build customer awareness and further establish product differentiation.

The effective development and growth of this watch business involves risks and uncertainties. Under the Agreement, the Swatch Group retained the right to sell watches marked with the TIFFANY & CO. trademark for a period of time subsequent to the termination of the Agreement and had no obligation to reacquire any inventory sold to retailers during this period. As such, the continued presence in the retail market of those TIFFANY & CO. brand watches produced under the Agreement may negatively impact the Company’s sales and marketing efforts for its new collection of watches.

COMPETITION

The global jewelry industry is competitively fragmented. The Company encounters significant competition in all product categories. Some competitors specialize in just one area in which the Company is active. Many competitors have established worldwide, national or local reputations for style, quality, expertise and customer service similar to the Company and compete on the basis of that reputation. Certain other

TIFFANY & CO.

jewelers and retailers compete primarily through advertised price promotion. The Company competes on the basis of the Brand's reputation for high-quality products, customer service and distinctive merchandise and does not engage in price promotional advertising.

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

EMPLOYEES

As of January 31, 2016, the Company employed an aggregate of approximately 12,200 full-time and part-time persons. Of those employees, approximately 5,400 are employed in the United States.

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

TIFFANY & CO.

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

The Company has invested in and operates a significant number of stores in Greater China and anticipates continuing to do so. Any slowdown in the Chinese economy could have a negative impact on the sales and profitability of stores in Greater China as well as stores in other markets that serve Chinese tourists.

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

•
challenges inherent in oversight of foreign operations, systems and controls; for example, in the fourth quarter of 2015, management identified inaccuracies in our Japan segment relating to the timing of recognizing sales and related costs, as well as inventory, at period-ends. Management determined these inaccuracies did not materially affect our annual or quarterly financial statements, including the reported financial information for our Japan segment. Management is continuing to review the processes and personnel involved and related remediation;

•	uncertainties as to enforcement of certain contract and other rights;

•
the potential for rapid and unexpected changes in government, economic and political policies, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation; and

TIFFANY & CO.

•	inventory risk exposures.

While these factors and the effect of these factors are difficult to predict, any one or more of them could lower the Company's revenues, increase its costs, reduce its earnings or disrupt its business.

(iv) Weakening foreign currencies would negatively affect the Company's sales and profitability.

The Company operates retail stores in more than 20 countries outside of the U.S. and, as a result, is exposed to market risk from fluctuations in foreign currency exchange rates, including, among others, the Japanese Yen, Euro and British Pound. In 2015, sales in countries outside of the U.S. in aggregate represented more than half of the Company's net sales and earnings from operations. A continued weakening of foreign currencies against the U.S. dollar would require the Company to raise its retail prices in order to maintain its worldwide relative pricing structure, or reduce its profit margins in various locations outside of the U.S. Consumers in those markets may not accept significant price increases on the Company's goods; thus, there is a risk that a continued weakening of foreign currencies would result in reduced sales and profitability. In addition, a continued weakening in foreign currency exchange rates may negatively affect spending by foreign tourists in the various regions where the Company operates retail stores which would adversely affect its net sales and profitability.

The reported results of operations of the Company's international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars during the process of financial statement consolidation. If the U.S. dollar continues to strengthen against foreign currencies, the translation of these foreign currency-denominated transactions would decrease consolidated net sales and profitability. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." for a discussion of such impacts.

(v) Regional instability and conflict could disrupt tourist travel and local consumer spending.

Unsettled regional and global conflicts or crises such as military actions, terrorist activities, natural disasters, government regulations or other conditions may negatively affect spending by foreign tourists and local consumers in the various regions where the Company operates retail stores which would adversely affect its sales and earnings. For example, management believes that a significant reduction in tourist travel and spending in France and other markets within Europe in the fourth quarter of 2015 were a result of the tragic terrorist attacks that occurred in Paris, France during that quarter.

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

(vii) Increases in costs of diamonds and precious metals or reduced supply availability may adversely affect the Company's ability to produce and sell products at desired profit margins.

Most of the Company's jewelry and non-jewelry offerings are made with diamonds, gemstones and/or precious metals. A significant increase in the costs or change in the supply of these commodities could adversely affect the Company's business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial increase or decrease in the cost or supply of precious metals and/or high-quality rough and polished diamonds within the quality grades, colors and sizes that customers demand

TIFFANY & CO.

could affect, negatively or positively, customer demand, sales and gross profit margins. Additionally, should synthetic diamonds (diamonds manufactured but not naturally occurring) and/or treated diamonds (naturally occurring diamonds subject to treatment processes, such as irradiation) be offered in significant quantities and gain consumer acceptance, the supply of and prices for natural diamonds may be affected.

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

In Japan, many of the TIFFANY & CO. stores are located in department stores generating approximately 70% of the net sales in Japan, or 9% of worldwide net sales, in 2015. The Company also has TIFFANY & CO. stores located in department stores in other markets. Should one or more department store operators elect or be required to close one or more stores now housing a TIFFANY & CO. store, the Company's sales and earnings would be reduced while alternative premises were being obtained. The Company's commercial relationships with department stores, and their respective abilities to continue as leading department store operators, have been and will continue to affect the Company's business in Japan and the other markets.

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

The TIFFANY & CO. brand's association with quality and luxury is integral to the success of the Company's business. The Company's expansion plans for retail and direct selling operations and merchandise

TIFFANY & CO.

development, production and management support the appeal of the TIFFANY & CO. brand. Consequently, poor maintenance, promotion and positioning of the TIFFANY & CO. brand, as well as market over-saturation, may adversely affect the business by diminishing the distinctive appeal of the TIFFANY & CO. brand and tarnishing its image. This could result in lower sales and earnings.

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

(xii) A significant data security or privacy breach of the Company's information systems could affect its business.

The protection of customer, employee and Company data is important to the Company, and the Company's customers and employees expect that their personal information will be adequately protected. In addition, the regulatory environment surrounding information security and privacy is becoming increasingly demanding, with evolving requirements in the various jurisdictions in which the Company does business. Although the Company has developed and implemented systems and processes that are designed to protect personal and Company information and prevent data loss and other security breaches, such measures cannot provide absolute security. Additionally, the Company’s increased use and reliance on web-based hosted (i.e., cloud computing) applications and systems for the storage, processing and transmission of information, including customer and employee information, could expose the Company, its employees and its customers to a risk of loss or misuse of such information. The Company’s efforts to protect personal and Company information may also be adversely impacted by data security or privacy breaches that occur at its third-party vendors. The Company cannot control these vendors and therefore cannot guarantee that a data security or privacy breach of their systems will not occur in the future. A significant breach of customer, employee or Company data could damage the Company's reputation, its relationship with customers and the TIFFANY & CO. brand and could result in lost sales, sizable fines, significant breach-notification costs and lawsuits as well as adversely affect results of operations. The Company may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, to comply with state, federal and international laws that may be enacted to address those threats or to investigate or address potential or actual data security or privacy breaches.

(xiii) Any material disruption of, or a failure to successfully implement or make changes to, information systems could negatively impact the Company's business.

The Company is increasingly dependent on its information systems to operate its business, including in designing, manufacturing, marketing and distributing its products, as well as processing transactions, managing inventory and accounting for and reporting its results. Given the complexity of the Company’s global business, it is critical that the Company maintain the uninterrupted operation of its information systems. Despite the Company’s preventative efforts, its information systems may be vulnerable to damage, disruption or shutdown due to power outages, computer and telecommunications failures, computer viruses, security breaches or natural disasters. Damage, disruption or shutdown of the Company’s information systems may require a significant investment to fix or replace them, and the Company could suffer interruptions in its operations in the interim.

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

TIFFANY & CO.

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

(xiv) The loss or a prolonged disruption in the operation of the Company's centralized distribution centers could adversely affect its business and operations.

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

The Company's internal manufacturing facilities produce approximately 60% of the merchandise sold by the Company. Any prolonged disruption to their operations would require the Company to seek alternate sources of production and could have a negative effect on inventory availability and sales until such sources are established.

(xvi) There is no assurance that the Company will be able to effectively and successfully develop its new watch business.

In April 2015, management introduced new TIFFANY & CO. brand watches, which have been designed, produced, marketed and distributed through certain of the Company's Swiss subsidiaries. The effective development and growth of a watch business has required and will continue to require additional resources and involves risks and uncertainties, including: (i) significant ongoing expenditures; (ii) the need to employ highly specialized and experienced personnel; (iii) new regulatory requirements; (iv) dependence on relatively small supply partners; (v) production and distribution inefficiencies; and (vi) the need to efficiently integrate operations with the Company’s existing business models. Sales of these new TIFFANY & CO. brand watches represented approximately 1% of worldwide net sales in 2015. While management anticipates an increase in these sales in 2016, it does not expect this new watch business to increase the Company's profitability in 2016. As with any new business, the Company is competing with businesses with stronger market positions and has invested and will continue to invest significant resources in marketing to build customer awareness and to establish product differentiation. Despite the Company's efforts, there is, however, no assurance that the Company will be able to effectively grow its new watch business or that such business will be successful in growing the Company's revenues or enhancing its profitability.

TIFFANY & CO.

(xvii) If diamond mining and exploration companies to which the Company or its subsidiaries have provided financing were to experience financial difficulties, those funds might not be recovered, which would reduce the Company's earnings and could result in losing access to the mine's output.

The Company and its subsidiaries may, from time to time, provide financing to diamond mining and exploration companies in order to obtain rights to purchase mining output. Mining operations are inherently risky, and often occur in regions subject to additional political, social and environmental risks, such as the resurgence of the Ebola virus in 2014 in certain regions of Africa. Given these risks, there is no assurance that the diamond mining and exploration companies subject to these arrangements will be able to meet their obligations to the Company under their financing agreements or related diamond supply agreements. If a diamond mining or exploration company defaults under its financing agreement, the Company would be required to evaluate whether it should take a period charge in respect of all or a portion of the financing, which would affect the Company's earnings. Additionally, the circumstances leading to a default under a diamond financing agreement could also result in the Company losing access to the mine's output under the related supply agreements.

In 2015, the Company recorded $37.9 million of impairment charges, and related valuation allowances, associated with a $43.8 million financing arrangement with Koidu Limited (previously Koidu Holdings S.A.). Management will continue to evaluate the collectability of the financing arrangement, and it is possible that such ongoing evaluation may result in additional changes to management's assessment of collectability. While such changes in management's assessment would not have a material adverse effect on the Company's financial position or cash flows, it is possible that such a change in assessment could affect the Company's earnings in the period in which such a change were to occur.

(xviii) The price of the Company’s common stock may periodically rise or fall based on the Company's achievement of earnings forecasts and investors' expectations.

The Company's strategic planning process is designed to maximize its long-term strength, growth, and profitability, and not to achieve an earnings target in any particular fiscal period. Management believes that this longer-term focus is in the best interests of the Company and its stockholders. At the same time, however, the Company recognizes that, from time to time, it may be helpful to provide investors with guidance as to management's annual earnings forecast. If, or when, the Company announces actual results that differ from those that have been forecast by management or others, the market price of the Company's common stock could be adversely affected.

The Company periodically returns value to its stockholders through common stock share repurchases and payment of quarterly cash dividends. The market price of the Company's common stock could be adversely affected if the Company’s share repurchase activity and/or cash dividend rate differs from investors' expectations.

(xix) If the Company is unable to effectively anticipate and respond to changes in consumer preferences and shopping patterns, the Company's sales and profitability could be adversely affected.

The Company's continued success depends on its ability to anticipate and respond in a timely and cost-effective manner to changes in consumer preferences for jewelry and other luxury goods, attitudes towards the global jewelry industry as a whole, as well as the manner and locations in which consumers purchase such goods. The Company recognizes that consumer tastes cannot be predicted with certainty and are subject to change, which is compounded by the expanding use of digital and social media by consumers and the speed by which information and opinions are shared. In addition, approximately 75% of the Company's stores are located within luxury department stores and shopping malls and benefit from the ability of those locations to generate consumer traffic. A substantial decline in department store and/or mall traffic may negatively impact the Company's ability to maintain or increase its sales in existing stores, as well as its ability to open new stores. If the Company is unable to anticipate and respond in a

TIFFANY & CO.

timely and cost-effective manner to changes in consumer preferences and shopping patterns, the Company’s sales and profitability could be adversely impacted.

Item 1B. Unresolved Staff Comments.

NONE

Item 2. Properties.

The Company leases its various store premises (other than the New York Flagship store, which is owned by the Company) under arrangements that generally range from 3 to 10 years. The following table provides information on the number of locations and square footage of Company-operated TIFFANY & CO. stores as of January 31, 2016:

	Total Stores	Total Gross Retail Square Footage	Gross Retail Square Footage Range	Average Gross Retail Square Footage
Americas:
New York Flagship	1	45,500	45,500	45,500
Other stores	123	674,100	1,000 - 17,600	5,500
Asia-Pacific	81	215,600	400 - 12,800	2,700
Japan:
Tokyo Ginza	1	12,000	12,000	12,000
Other stores	55	142,400	1,500 - 7,500	2,600
Europe:
London Old Bond Street	1	22,400	22,400	22,400
Other stores	40	129,400	600 - 9,600	3,200
Emerging Markets	5	7,900	400 - 3,600	1,600
Total	307	1,249,300	400 - 45,500	4,100

NEW YORK FLAGSHIP STORE

The Company owns the building housing its New York Flagship store at 727 Fifth Avenue, which was designed to be a retail store for Tiffany and is well located for this function. Approximately 45,500 gross square feet of this 124,000 square foot building are devoted to retail sales, with the balance devoted to administrative offices, certain product services, jewelry manufacturing and storage. The New York Flagship store is also the focal point for marketing and public relations efforts. Sales in this store represent less than 10% of worldwide net sales.

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

TIFFANY & CO.

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

MANUFACTURING FACILITIES

The Company owns and operates jewelry manufacturing facilities in Cumberland, Rhode Island and Lexington, Kentucky, and leases jewelry manufacturing facilities in Pelham, New York and Bangkok, Thailand as well as a jewelry polishing facility in the Dominican Republic. Lease expiration dates range from 2017 to 2023. The owned and leased facilities total approximately 230,000 square feet.

The Company leases a facility in Belgium and owns facilities in Botswana, Cambodia, Mauritius and Vietnam (although the land in Cambodia and Vietnam is leased) that prepare, cut and/or polish rough diamonds for use by Tiffany. These facilities total approximately 280,000 square feet and the lease expiration dates range from 2021 to 2062.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $72.0 million at January 31, 2016) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.7 billion at January 31, 2016) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $118.0 million at January 31, 2016) (based on its wasted investment) to approximately

TIFFANY & CO.

CHF 540.0 million (or approximately $533.0 million at January 31, 2016) (calculated based on alleged future lost profits of the Tiffany Parties).

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

Although the District Court has issued a decision in favor of the Tiffany Parties, an amount will only be recorded for any return of amounts paid under the Arbitration Award when the District’s Court decision is final (i.e., after all rights of appeal have been exhausted) and return of these amounts is deemed probable

TIFFANY & CO.

and collection is reasonably assured. As such, the Company has not recorded any amounts in its consolidated financial statements related to the District Court’s decision.

Additionally, management has not established any accrual in the Company's consolidated financial statements for the year ended January 31, 2016 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.
Royalties payable to the Tiffany Parties by Watch Company under the Agreements were not significant in any year and watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2013.

In April 2015, management introduced new TIFFANY & CO. brand watches, which have been designed, produced, marketed and distributed through certain of the Company's Swiss subsidiaries. The effective development and growth of this watch business has required and will continue to require additional resources and involves risks and uncertainties.

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

Not Applicable.

TIFFANY & CO.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In calculating the aggregate market value of the voting stock held by non-affiliates of the Company shown on the cover page of this Annual Report on Form 10-K, 823,651 shares of Common Stock beneficially owned by the executive officers and directors of the Company (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933.

Performance of Company Stock

The Registrant's Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for 2015 were:

	High	Low
First Quarter	$ 90.83	$ 82.64
Second Quarter	$ 96.33	$ 84.83
Third Quarter	$ 96.43	$ 74.28
Fourth Quarter	$ 84.19	$ 59.73

On March 23, 2016, the high and low selling prices quoted on such exchange were $72.62 and $71.80. On March 23, 2016, there were 14,640 holders of record of the Registrant's Common Stock.

In consolidated trading, the high and low selling prices per share for shares of such Common Stock for 2014 were:

	High	Low
First Quarter	$ 94.88	$ 80.38
Second Quarter	$ 103.38	$ 85.75
Third Quarter	$ 105.66	$ 85.69
Fourth Quarter	$ 110.60	$ 85.15

TIFFANY & CO.

The following graph compares changes in the cumulative total shareholder return on the Company’s stock for the previous five fiscal years to returns for the same five-year period on (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 500 Consumer Discretionary Index. Cumulative shareholder return is defined as changes in the closing price of the stock on the New York Stock Exchange, plus the reinvestment of any dividends paid on the stock. The graph assumes an investment of $100 on January 31, 2011 in the Company's common stock and in each of the two indices as well as the reinvestment of any subsequent dividends.
Total returns are based on market capitalization; indices are weighted at the beginning of each period for which a return is indicated. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

	1/31/11	1/31/12	1/31/13	1/31/14	1/31/15	1/31/16
Tiffany & Co.	$ 100.00	$ 111.62	$ 117.47	$ 151.22	$ 159.91	$ 120.09
S&P 500 Stock Index	100.00	104.22	121.71	147.89	168.93	167.81
S&P 500 Consumer Discretionary Index	100.00	113.15	139.92	178.22	201.41	217.06

TIFFANY & CO.

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

In 2015, a dividend of $0.38 per share of Common Stock was paid on April 10, 2015. On May 28, 2015, the Company announced a 5% increase in its regular quarterly dividend rate to a new rate of $0.40 per share of Common Stock which was paid on July 10, 2015, October 13, 2015 and January 11, 2016.

Issuer Purchases of Equity Securities

In March 2014, the Company's Board of Directors approved a share repurchase program ("2014 Program") which authorized the Company to repurchase up to $300.0 million of its Common Stock through open market transactions. The program had an expiration date of March 31, 2017, but was terminated in January 2016 in connection with the authorization of a new program with increased repurchase capacity (as described in more detail below). Approximately $58.6 million remained available for repurchase under the 2014 Program at the time of its termination.

In January 2016, the Company's Board of Directors approved a new share repurchase program ("2016 Program") which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions and terminated the 2014 Program. Purchases under the 2014 Program were, and purchases under the 2016 Program have been, executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The 2016 Program will expire on January 31, 2019. Approximately $494.0 million remained available for repurchase under the 2016 Program at January 31, 2016.

The following table contains the Company's purchases of equity securities in the fourth quarter of 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
November 1, 2015 to November 30, 2015	362,224	$ 77.72	362,224	$ 128.6
December 1, 2015 to December 31, 2015	459,573	$ 76.17	459,573	$ 93.6
January 1, 2016 to January 31, 2016 [a]	605,919	$ 67.68	605,919	$ 494.0
TOTAL	1,427,716	$ 72.96	1,427,716	$ 494.0

a	Shares were repurchased under the 2014 Program through January 21, 2016. Beginning on January 22, 2016, shares were repurchased under the 2016 Program.

TIFFANY & CO.

Item 6. Selected Financial Data.

The following table sets forth selected financial data, certain of which have been derived from the Company's consolidated financial statements for fiscal years 2011-2015, which ended on January 31 of the following calendar year:

(in millions, except per share amounts, percentages, ratios, stores and employees)	2015 [a]	2014 [b]	2013 [c]	2012	2011 [d]
EARNINGS DATA
Net sales	$4,104.9	$4,249.9	$4,031.1	$3,794.2	$3,642.9
Gross profit	2,491.3	2,537.2	2,340.4	2,163.3	2,151.2
Selling, general & administrative expenses	1,731.2	1,645.8	1,555.9	1,466.1	1,442.7
Net earnings	463.9	484.2	181.4	416.2	439.2
Net earnings per diluted share	3.59	3.73	1.41	3.25	3.40
Weighted-average number of diluted common shares	129.1	129.9	128.9	127.9	129.1
BALANCE SHEET AND CASH FLOW DATA
Total assets	$5,129.7	$5,180.6	$4,752.4	$4,630.9	$4,159.0
Cash and cash equivalents	843.6	730.0	345.8	504.8	434.0
Inventories, net	2,225.0	2,362.1	2,326.6	2,234.3	2,073.2
Short-term borrowings and long-term debt (including current portion)	1,103.9	1,116.5	1,003.5	959.3	712.1
Stockholders' equity	2,929.5	2,850.7	2,734.0	2,611.3	2,348.9
Working capital *	2,778.6	2,850.8	2,431.1	2,485.5	2,180.0
Cash flows from operating activities	813.6	615.1	154.7	328.3	210.6
Capital expenditures	252.7	247.4	221.4	219.5	239.4
Stockholders' equity per share	23.10	22.04	21.31	20.57	18.54
Cash dividends paid per share	1.58	1.48	1.34	1.25	1.12
RATIO ANALYSIS AND OTHER DATA
As a percentage of net sales:
Gross profit	60.7%	59.7%	58.1%	57.0%	59.0%
Selling, general & administrative expenses	42.2%	38.7%	38.6%	38.6%	39.6%
Earnings from operations	18.5%	21.0%	7.5%	18.4%	19.4%
Net earnings	11.3%	11.4%	4.5%	11.0%	12.1%
Capital expenditures	6.2%	5.8%	5.5%	5.8%	6.6%
Return on average assets	9.0%	9.7%	3.9%	9.5%	11.1%
Return on average stockholders' equity	16.1%	17.3%	6.8%	16.8%	19.4%
Total debt-to-equity ratio	37.7%	39.2%	36.7%	36.7%	30.3%
Dividends as a percentage of net earnings	43.8%	39.5%	93.9%	38.1%	32.5%
Company-operated TIFFANY & CO. stores	307	295	289	275	247
Number of employees	12,200	12,000	10,600	9,900	9,800

* The Company adopted ASU No. 2015-17 – Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes retrospectively as of January 31, 2016. Accordingly, current deferred taxes were reclassified to noncurrent in each of the years presented. See "Item 8. Financial Statements and Supplementary Data - Note B - Summary of Significant Accounting Policies" for additional information.

TIFFANY & CO.

NOTES TO SELECTED FINANCIAL DATA

a.	Financial information and ratios for 2015 include the following amounts, totaling $46.7 million of net pre-tax expense ($29.9 million net after tax expense, or $0.24 per diluted share):

•
$37.9 million of net pre-tax expense ($24.3 million net after tax expense, or $0.19 per diluted share) associated with impairment charges related to a financing arrangement with Koidu Limited. See "Item 8. Financial Statements and Supplementary Data - Note J - Commitments and Contingencies" for additional information; and

•
$8.8 million of net pre-tax expense ($5.6 million net after tax expense, or $0.05 per diluted share) associated with severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

b.
Financial information and ratios for 2014 include $93.8 million of net pre-tax expense ($60.9 million net after tax expense, or $0.47 per diluted share) associated with the redemption of $400.0 million in aggregate principal amount of certain senior notes prior to their scheduled maturities. See "Item 8. Financial Statements and Supplementary Data - Note G - Debt" for additional information.

c.	Financial information and ratios for 2013 include the following amounts, totaling $482.1 million of net pre-tax expense ($299.2 million net after-tax expense, or $2.32 per diluted share):

•
$480.2 million pre-tax expense associated with the Swatch arbitration award and $7.5 million pre-tax income associated with a foreign currency transaction gain on this expense. See "Item 8. Financial Statements and Supplementary Data - Note J - Commitments and Contingencies" for additional information regarding the arbitration proceeding; and

•
$9.4 million pre-tax expense associated with severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

d.
Financial information and ratios for 2011 include $42.7 million of net pre-tax expense ($26.0 million net after-tax expense, or $0.20 per diluted share) associated with the relocation of Tiffany's New York headquarters staff to a single location. This expense is primarily related to the fair value of the remaining non-cancelable lease obligations reduced by the estimated sublease rental income as well as the acceleration of the useful lives of certain property and equipment, incremental rent during the transition period and lease termination payments.

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

The Brand is the single most important asset of Tiffany and, indirectly, of the Company. Management intends to continue to invest in marketing and public relations programs designed to build awareness of the Brand, its heritage and its products, as well as to enhance the Brand’s association among consumers with quality and luxury. Management monitors these efforts and the strength of the Brand through market research.

•	To maintain an active product development program.

The Company's product development strategy is to introduce new design collections periodically and expand certain existing collections annually, both of which are intended to appeal to the Company’s existing customer base as well as to new customers. The Company is also investing in the watch category, which it deems appropriate for the Brand and which presents an incremental long-term growth opportunity.

•	To enhance the customer experience through engaging service and store environments.

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

•	To expand and optimize its global distribution base.

Management intends to continue to expand and optimize its global store base by evaluating potential markets for new TIFFANY & CO. stores, as well as through the renovation, relocation, or, in certain cases, the closure of existing stores. Management will also continue to evaluate opportunities for the growth of its e-commerce websites. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the Brand, but believes that there are a number of potential worldwide locations remaining that meet financial and Brand requirements.

•	To maintain substantial control over product supply through direct diamond sourcing and internal jewelry manufacturing.

The Company has developed substantial product supply infrastructure related to the procurement and processing of diamonds and to the manufacturing of jewelry. This infrastructure is intended to ensure adequate product supply and favorable product costs while maintaining the Company's

TIFFANY & CO.

quality standards. The Company will continue to supplement its internal capabilities through its network of external suppliers.

Through the efforts above, management is committed to the following long-term financial objectives:

•	To achieve improved operating margins.

Management's long-term objective is to improve operating margin through gross margin improvement, which includes controlling product input costs, realizing greater efficiencies in its product supply chain and adjusting retail prices when appropriate. Additionally, management is focused on enhancing profitability by controlling selling, general and administrative expenses, including by enhancing its global procurement capabilities, thereby generating sales leverage on fixed costs. These efforts are intended to generate a higher rate of operating earnings growth relative to sales growth.

•	To increase store productivity.

Management is committed to growing sales per square foot by increasing consumer traffic and by enhancing the store environment and customer experience, increasing the percentage of store visitors who make a purchase.

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

2015 SUMMARY

•
On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 2% due to growth in Europe, Japan and Asia-Pacific, while sales in the Americas decreased modestly from the prior year; comparable store sales were approximately equal to the prior year. The increase in sales was attributed to price increases and a shift in sales mix toward higher-priced products while there were unit declines across most categories and regions.

•
As reported, worldwide net sales decreased 3% to $4.1 billion due to lower sales in all regions and product categories, which management attributed in part to the negative effect of currency translation and, in the Americas, to lower foreign tourist spending.

•	The Company added a net of 12 TIFFANY & CO. stores (opening 11 in Asia-Pacific, three in the Americas and two in Europe, while closing three in Asia-Pacific and one in the Americas).

•	The Company expanded its offerings within several existing jewelry collections and introduced its new TIFFANY & CO. brand watch collections.

•
Excluding certain expenses in 2015 and 2014 (see "Non-GAAP Measures" below), earnings from operations as a percentage of net sales ("operating margin") decreased 1.3 percentage points due to higher SG&A expenses and the resulting sales deleveraging of SG&A expenses, which was only

TIFFANY & CO.

partly offset by a higher gross margin. As reported, operating margin decreased 2.5 percentage points.

•
Net earnings decreased 9% in 2015 excluding certain expenses recorded in 2015 and 2014 (see "Non-GAAP Measures" below). As reported, net earnings of $463.9 million, or $3.59 per diluted share, were 4% below the prior year.

•	Inventories, net decreased 6% as reported, or 4% when excluding the translation effect of the strengthening U.S. dollar.

•	Free cash flow (see "Non-GAAP Measures" below) was an inflow of $560.9 million in 2015, compared with $367.7 million in 2014.

•
The Company returned cash to shareholders by continuing to pay regular quarterly dividends (which were increased 5% during the year to $0.40 per quarter, or an annualized rate of $1.60 per share) and spending $220.4 million to repurchase 2.8 million shares of its Common Stock.

RESULTS OF OPERATIONS

Non-GAAP Measures

The Company reports information in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The Company's management does not, nor does it suggest that investors should, consider non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The Company presents such non-GAAP financial measures in reporting its financial results to provide investors with an additional tool to evaluate the Company's operating results. These non-GAAP financial measures presented here may not be comparable to similarly-titled measures used by other companies.

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

	2015			2014
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	(3)%	(5)%	2%	5%	(2)%	7%
Americas	(4)	(2)	(2)	6	—	6
Asia-Pacific	(2)	(5)	3	9	(1)	10
Japan	(2)	(12)	10	(4)	(8)	4
Europe	(1)	(13)	12	8	—	8
Other	(13)	—	(13)	18	—	18

Comparable Store Sales:
Worldwide	(6)%	(6)%	—%	2%	(2)%	4%
Americas	(6)	(2)	(4)	5	(1)	6
Asia-Pacific	(5)	(5)	—	3	(1)	4
Japan	(7)	(12)	5	(7)	(8)	1
Europe	(5)	(14)	9	(1)	—	(1)
Other	(15)	—	(15)	8	—	8

Comparable Store Sales. Comparable store sales include only sales transacted in Company-operated stores open for more than 12 months. Sales for relocated stores are included in comparable store sales if the relocation occurs within the same geographical market. Sales for a new store are not included in comparable store sales if that store resulted from a relocation from one department store to another or from a department store to a free-standing location. In all markets, the results of a store in which the square footage has been expanded or reduced remain in the comparable store base.

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

(in millions, except per share amounts)	GAAP	Impairment charges [a]	Specific cost-reduction initiatives [b]	Non-GAAP
Year Ended January 31, 2016
Selling, general and administrative expenses	$1,731.2	$(37.9)	$(8.8)	$1,684.5
As a % of sales	42.2%			41.0%
Earnings from operations	760.1	37.9	8.8	806.8
As a % of sales	18.5%			19.7%
Net earnings	463.9	24.3	5.6	493.8
Diluted earnings per share	3.59	0.19	0.05	3.83

[a]	Expenses associated with impairment charges related to a financing arrangement with Koidu Limited (see "Financing Arrangements with Diamond Mining and Exploration Companies").

[b]
Expenses associated with specific cost-reduction initiatives which included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

(in millions, except per share amounts)	GAAP	Debt extinguishment [c]	Non-GAAP
Year Ended January 31, 2015
Loss on extinguishment of debt	$93.8	$(93.8)	$—
Provision for income taxes	253.4	32.8	286.2
Net earnings	484.2	60.9	545.1
Diluted earnings per share	3.73	0.47	4.20

[c]	Expenses associated with the redemption of $400.0 million in aggregate principal amount of certain senior notes prior to their scheduled maturities (see "Loss on Extinguishment of Debt").

TIFFANY & CO.

(in millions, except per share amounts)	GAAP	Arbitration award [d]	Specific cost-reduction initiatives [e]	Non-GAAP
Year Ended January 31, 2014
Selling, general and administrative expenses	$1,555.9	$—	$(9.4)	$1,546.5
Earnings from operations	304.3	480.2	9.4	793.9
As a % of sales	7.5%			19.7%
Other expense (income), net	(13.2)	7.5	—	(5.7)
Provision for income taxes	73.5	179.3	3.6	256.4
Effective tax rate	28.8%			34.8%
Net earnings	181.4	293.4	5.8	480.6
As a % of sales	4.5%			11.9%
Diluted earnings per share	1.41	2.28	0.04	3.73

[d]
Amounts associated with the award issued in arbitration between the Swatch Group Ltd. and the Company. See "Item 8. Financial Statements and Supplementary Data - Note J - Commitments and Contingencies" for further information.

[e]
Expenses associated with specific cost-reduction initiatives which included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

Free Cash Flow. Internally, management monitors its cash flow on a non-GAAP basis. The ability to generate free cash flow demonstrates how much cash the Company has available for discretionary and non-discretionary purposes after deduction of capital expenditures. The Company's operations require regular capital expenditures for the opening, renovation and expansion of stores and distribution and manufacturing facilities as well as ongoing investments in information technology. Management believes this provides a more representative assessment of operating cash flows. The following table reconciles GAAP net cash provided by operating activities to non-GAAP free cash flow:

	Years Ended January 31,
(in millions)	2016	2015
Net cash provided by operating activities	$813.6	$615.1
Less: Capital expenditures	(252.7)	(247.4)
Free cash inflow	$560.9	$367.7

TIFFANY & CO.

Net Sales

Net sales by segment were as follows:

(in millions)	2015	2014	2013	2015 vs 2014 % Change	2014 vs 2013 % Change
Americas	$1,947.0	$2,033.5	$1,926.9	(4)%	6%
Asia-Pacific	1,003.1	1,025.2	944.7	(2)	9
Japan	541.3	554.3	578.6	(2)	(4)
Europe	505.7	513.3	476.2	(1)	8
Other	107.8	123.6	104.7	(13)	18
	$4,104.9	$4,249.9	$4,031.1	(3)%	5%

Americas includes sales in 124 Company-operated TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain of those markets through business-to-business, Internet, catalog and wholesale operations. Americas represented 47% of worldwide net sales in 2015 and 48% in both 2014 and 2013, while sales in the U.S. represented 88% of net sales in the Americas in 2015, 2014 and 2013.

Asia-Pacific includes sales in 81 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations. Asia-Pacific represented 24%, 24% and 23% of worldwide net sales in 2015, 2014 and 2013. Sales in Greater China represented more than half of Asia-Pacific's net sales in those same periods.

Japan includes sales in 56 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through business-to-business, Internet and wholesale operations. Japan represented 13%, 13% and 14% of worldwide net sales in 2015, 2014 and 2013.

Europe includes sales in 41 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through the Internet. Europe represented 12% of worldwide net sales in 2015, 2014 and 2013. Sales in the United Kingdom ("U.K.") represent approximately 40% of European net sales.

Other consists of all non-reportable segments, including the Emerging Markets region, which consists of retail sales in five TIFFANY & CO. stores in the U.A.E. and wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East). In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs as well as earnings received from a third-party licensing agreement.

Net Sales — 2015 compared with 2014. In 2015, worldwide net sales decreased $145.0 million, or 3%, due to lower sales in all regions. The strengthening of the U.S. dollar versus other currencies had the translation effect of reducing worldwide net sales growth by 5%, with net sales on a constant-exchange-rate basis increasing 2% (due to growth in Europe, Japan and Asia-Pacific, while sales in the Americas decreased modestly from the prior year).

In 2015, by product category, as reported in U.S. dollars on a GAAP basis, the engagement jewelry & wedding bands category decreased $74.9 million, or 6% (reflecting decreases in both solitaire diamond rings and wedding bands); the fashion jewelry category decreased $39.1 million, or 2% (reflecting a decline in sales of entry-level price point jewelry, largely in silver, partly offset by growth in gold jewelry

TIFFANY & CO.

sales); and the statement, fine & solitaire jewelry category decreased $19.4 million, or 2% (reflecting lower sales of fine jewelry partly offset by higher statement jewelry sales).

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Store Sales	Non-comparable Store Sales	Wholesale/Other	Total
Americas	$(103.5)	$12.9	$4.1	$(86.5)
Asia-Pacific	(46.0)	32.7	(8.8)	(22.1)
Japan	(36.4)	9.6	13.8	(13.0)
Europe	(24.0)	11.7	4.7	(7.6)

Americas. In 2015, total sales decreased $86.5 million, or 4%, while on a constant-exchange-rate basis, total sales decreased 2% and comparable store sales decreased 4%. Management attributed the decrease in total sales and comparable store sales on a constant-exchange-rate basis to lower foreign tourist spending in the U.S. (which management believes was the result of a strong U.S. dollar) as well as to lower sales to U.S. customers. There was strong sales growth in Canada and Latin America.

Changes in jewelry sales (which represent 89% of America's total sales) relative to the prior year were as follows:

	Average Price per Unit Sold, as reported	Currency Translation	Average Price per Unit Sold, constant-exchange-rate basis	Number of Units Sold
Change in Jewelry Sales	6%	(2)%	8%	(11)%

The decrease in the number of jewelry units sold reflected decreases across all categories, especially in entry-level price point silver jewelry. On a constant-exchange-rate basis, management attributed the increase in the average price per jewelry unit sold to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category and toward statement jewelry.

Asia-Pacific. In 2015, total sales decreased $22.1 million, or 2%, while on a constant-exchange-rate basis, total sales increased 3%. The increase in total sales on a constant-exchange-rate basis was primarily due to sales growth in China and Australia partly offset by declines in Hong Kong; comparable store sales were unchanged.

Changes in jewelry sales (which represent 98% of Asia-Pacific's total sales) relative to the prior year were as follows:

	Average Price per Unit Sold, as reported	Currency Translation	Average Price per Unit Sold, constant-exchange-rate basis	Number of Units Sold
Change in Jewelry Sales	4%	(5)%	9%	(6)%

The decrease in the number of jewelry units sold occurred in entry-level price point silver jewelry and fine jewelry. On a constant-exchange-rate basis, management attributed the increase in the average price per jewelry unit sold to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category and toward statement jewelry.

TIFFANY & CO.

Japan. In 2015, total sales decreased $13.0 million, or 2%, while on a constant-exchange-rate basis, total sales increased 10% and comparable store sales increased 5%. Management attributed the increase in total sales and comparable store sales on a constant-exchange-rate basis primarily to higher spending by foreign tourists.

Changes in jewelry sales (which represent 93% of Japan's total sales) relative to the prior year were as follows:

	Average Price per Unit Sold, as reported	Currency Translation	Average Price per Unit Sold, constant-exchange-rate basis	Number of Units Sold
Change in Jewelry Sales	(2)%	(12)%	10%	—%

On a constant-exchange-rate basis, management attributed the increase in the average price per jewelry unit sold to price increases and a shift in sales mix toward higher-priced products.

Europe. In 2015, total sales decreased $7.6 million, or 1%, while on a constant-exchange-rate basis, total sales increased 12% and comparable store sales increased 9%. The increase in total sales and comparable store sales on a constant-exchange-rate basis was due to growth across the region, which management attributed to higher spending by foreign tourists and, to a lesser extent, higher sales to local customers.

Changes in jewelry sales (which represent 96% of Europe's total sales) relative to the prior year were as follows:

	Average Price per Unit Sold, as reported	Currency Translation	Average Price per Unit Sold, constant-exchange-rate basis	Number of Units Sold
Change in Jewelry Sales	—%	(14)%	14%	(2)%

The decrease in the number of jewelry units sold was attributed to soft demand for silver jewelry. On a constant-exchange-rate basis, management attributed the increase in average price per jewelry unit sold to price increases and a shift in sales mix toward higher-priced products.

Other. In 2015, total sales decreased $15.8 million, or 13%, partly due to a $9.2 million, or 11%, sales decline in the Emerging Markets region that largely reflected lower comparable store sales. The remainder of the decrease was related to lower wholesale sales of diamonds.

Net Sales — 2014 compared with 2013. In 2014, worldwide net sales increased $218.8 million, or 5%, due to growth in most regions. The strengthening of the U.S. dollar versus other currencies had the translation effect of reducing worldwide net sales growth by 2%, with net sales on a constant-exchange-rate basis increasing 7% (due to growth in all regions).

In 2014, by product category, as reported in U.S. dollars on a GAAP basis, the fashion jewelry category increased $137.0 million, or 8% (reflecting growth in gold jewelry); the engagement jewelry & wedding bands category increased $62.9 million, or 5% (reflecting growth in solitaire diamond rings and wedding bands); and the statement, fine & solitaire jewelry category increased $13.4 million, or 1%.

Americas. In 2014, total sales increased $106.6 million, or 6%, due to an 11% increase in the average price per jewelry unit sold, which management attributed to price increases and a shift in sales mix

TIFFANY & CO.

toward higher-priced products. A 5% decline in the number of jewelry units sold was entirely due to soft demand for entry-level price point silver jewelry. Included in the $106.6 million increase is an $80.9 million, or 5%, increase in comparable store sales due to geographically broad-based growth across most of the region and a $27.8 million increase in non-comparable store sales. On a constant-exchange-rate basis, both total sales and comparable store sales increased 6%.

Asia-Pacific. In 2014, total sales increased $80.5 million, or 9%, due to a 5% increase in the average price per jewelry unit sold as well as a 4% increase in the number of jewelry units sold. Management attributed the increase in the average price to price increases and a shift in sales mix toward higher-priced products. The increase in the number of jewelry units sold reflected growth in all product categories. The $80.5 million increase reflected a $39.7 million increase in non-comparable store sales, a $24.0 million, or 3%, increase in comparable store sales and a $17.4 million increase in wholesale sales of TIFFANY & CO. merchandise to independent distributors. On a constant-exchange-rate basis, total sales increased 10% and comparable store sales increased 4% due to growth in most markets.

Japan. In 2014, total sales decreased $24.3 million, or 4%, and comparable store sales decreased $35.2 million, or 7%, due to the negative effects of currency translation. On a constant-exchange-rate basis, total sales increased 4% due to a 9% increase in the average price per jewelry unit sold partly offset by a 5% decrease in the number of jewelry units sold across all categories. Management attributed the increase in average price to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category. Comparable store sales on a constant-exchange-rate basis increased 1%. The overall sales performance reflected significant sales growth in the first quarter prior to an increase in the consumption tax in April 2014, offset by softness in sales in the remaining quarters.

Europe. In 2014, total sales increased $37.1 million, or 8%, due to a 4% increase in both the number of jewelry units sold and in the average price per jewelry unit sold. Management attributed the increase in the number of jewelry units sold to fashion jewelry, and the increase in average price to price increases and a shift in sales mix toward higher-priced products within the fashion jewelry category. The $37.1 million increase was driven by a $43.0 million increase in non-comparable store sales. On a constant-exchange-rate basis, total sales increased 8% due to strength in continental Europe and comparable store sales decreased 1%.

Other. In 2014, total sales increased $18.9 million, or 18%, primarily due to a $10.9 million, or 14%, sales increase in the Emerging Markets region that partly reflected comparable store sales growth. The remainder of the increase was primarily related to higher wholesale sales of diamonds.

Store Data. In 2015, the Company opened 16 stores and closed four: opening three in the Americas (in the U.S., Canada and Chile), 11 in Asia-Pacific (five in China, two in Macau and one each in Korea, Singapore, Taiwan and Thailand) and two in Europe (in Spain and Switzerland) while closing one store in the Americas and three stores in Asia-Pacific. In addition, the Company relocated nine existing stores.

In 2014, the Company added a net of 6 stores: three in the Americas (two in the U.S. and one in Mexico), two in Japan, one in Asia-Pacific (in Australia) and two in Europe (in France and Russia) while closing two stores in the Americas.

Sales per gross square foot generated by all company-operated stores were approximately $2,900 in 2015, $3,100 in 2014 and $3,100 in 2013. The decline in 2015 reflected growth in retail square footage exceeding sales growth (which was negatively affected by currency translation).

TIFFANY & CO.

Gross Margin

(dollars in millions)	2015	2014	2013
Gross profit	$2,491.3	$2,537.2	$2,340.4
Gross profit as a percentage of net sales	60.7%	59.7%	58.1%

Gross margin (gross profit as a percentage of net sales) increased 1.0 percentage point in 2015 reflecting favorable product input costs that were partly offset by a shift in sales mix to higher-priced, lower-margin products. In addition, the benefit from retail price increases was partly offset by the negative effect from the strong U.S. dollar.

Gross margin increased 1.6 percentage points in 2014 largely benefiting from favorable product input costs and price increases, and, to some extent, a shift in sales mix to higher-margin products, especially in the fashion jewelry category.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 8. Financial Statements and Supplementary Data – Note H - Hedging Instruments"). Management increased retail prices in both 2015 and 2014 across all geographic regions and product categories.

Selling, General and Administrative Expenses

(dollars in millions)	2015	2014	2013
As reported:
SG&A expenses	$1,731.2	$1,645.8	$1,555.9
SG&A expenses as a percentage of net sales	42.2%	38.7%	38.6%
Excluding items in "Non-GAAP Measures":
SG&A expenses	$1,684.5	$1,645.8	$1,546.5
SG&A expenses as a percentage of net sales	41.0%	38.7%	38.4%
SG&A expenses increased $85.4 million, or 5%, in 2015 and $89.8 million, or 6%, in 2014. SG&A expenses in those years are not comparable due to the inclusion of loan impairment charges in 2015 and the inclusion of certain expenses associated with specific cost-reduction initiatives in 2015 and 2013. See "Non-GAAP Measures" for further details.

SG&A expenses in 2015 (excluding the 2015 items noted in "Non-GAAP Measures") increased $38.7 million, or 2%, largely reflecting (i) increased marketing expenses of $18.0 million, (ii) increased store occupancy and depreciation expenses of $16.5 million (related to new and existing stores) and (iii) decreased labor costs of $7.1 million (primarily lower variable labor costs for incentive compensation and sales commissions partly offset by increased costs for U.S. pension and postretirement benefit plans). The strengthening of the U.S. dollar had the effect of decreasing SG&A expense growth by 4%, and therefore, excluding this effect, SG&A expenses would have increased 6%.

SG&A expenses in 2014 (excluding the 2013 items noted in "Non-GAAP Measures") increased $99.2 million, or 6%, largely reflecting (i) increased marketing expenses of $30.5 million, (ii) increased fixed

TIFFANY & CO.

labor costs of $26.0 million (primarily increased store-related labor costs) and (iii) increased store occupancy and depreciation expenses of $22.6 million (related to new and existing stores). There was no significant translation effect on expense growth from changes in foreign currencies.

The Company's SG&A expenses are largely fixed in nature. Variable costs (which include items such as variable store rent, sales commissions and fees paid to credit card companies) typically represent approximately 15 - 20% of total SG&A expenses.

Arbitration Award Expense

In the fourth quarter of 2013, the Company recorded a charge of $480.2 million, related to the adverse arbitration ruling between The Swatch Group Ltd. and the Company, which includes the damages, interest and other costs associated with the ruling. See "Item 8. Financial Statements and Supplementary Data - Note J - Commitments and Contingencies" for additional information.

Earnings from Operations

(dollars in millions)	2015	2014	2013
As reported:
Earnings from operations	$760.1	$891.4	$304.3
Operating margin	18.5%	21.0%	7.5%
Percentage point change from prior year	(2.5)	13.5	(10.9)
Excluding other operating expenses:
Earnings from operations	$806.8	$891.4	$793.9
Operating margin	19.7%	21.0%	19.7%
Percentage point change from prior year	(1.3)	1.3	1.3

The change in 2015, excluding other operating expenses in 2015, reflected higher SG&A expenses and the resulting sales deleveraging of SG&A expenses, which was only partly offset by higher gross margin. The change in 2014, excluding other operating expenses in 2013, was due to an increase in gross margin.

TIFFANY & CO.

Results by segment are as follows:

(in millions)	2015	% of Net Sales	2014	% of Net Sales	2013	% of Net Sales
Earnings (losses) from operations*:
Americas	$390.8	20.1%	$435.5	21.4%	$374.3	19.4%
Asia-Pacific	264.4	26.4	281.6	27.5	244.1	25.8
Japan	199.9	36.9	196.0	35.4	215.6	37.3
Europe	97.4	19.3	110.5	21.5	102.4	21.5
Other	6.4	6.0	4.9	4.0	(1.8)	(1.8)
	958.9		1,028.5		934.6
Unallocated corporate expenses	(152.1)	(3.7)%	(137.1)	(3.2)%	(140.7)	(3.5)%
Earnings from operations before other operating expenses	806.8	19.7%	891.4	21.0%	793.9	19.7%
Other operating expenses	(46.7)		—		(489.6)
Earnings from operations	$760.1	18.5%	$891.4	21.0%	$304.3	7.5%

*	Percentages represent earnings (losses) from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings (losses) from operations to each segment's net sales in 2015 compared with 2014 was as follows:

•	Americas – the ratio decreased 1.3 percentage points due to a decrease in net sales resulting in sales deleveraging of operating expenses partly offset by an improvement in gross margin;

•	Asia-Pacific – the ratio decreased 1.1 percentage points due to increased store-related operating expenses and marketing spending partly offset by an improvement in gross margin;

•
Japan – the ratio increased 1.5 percentage points due to leveraging of operating expenses (as operating expenses decreased at a higher rate than sales) partly offset by a decrease in gross margin attributable to currency translation;

•	Europe – the ratio decreased 2.2 percentage points resulting from increased store-related operating expenses and marketing spending, partly offset by an improvement in gross margin; and

•
Other – the ratio increased 2.0 percentage points primarily due to an improvement in gross margin offset by the deleveraging of operating expenses both of which were affected by the decrease in wholesale sales of diamonds. To a lesser extent, contributing to the increase is the improvement in the performance of retail operations in the Emerging Markets region.

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

TIFFANY & CO.

•
Japan – the ratio decreased 1.9 percentage points due to a decrease in gross margin (primarily resulting from a reduced benefit from the Company's ongoing program to utilize Yen forward contracts for a portion of forecasted merchandise purchases);

•	Europe – the ratio was unchanged due to an improvement in gross margin offset by increased spending for new and existing stores; and

•
Other – the ratio increased 5.8 percentage points due to an improvement in the performance of retail operations in the Emerging Markets region and lower charges associated with the write-down of wholesale diamond inventory deemed not suitable for the Company's needs.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased by $15.0 million in 2015, primarily due to increased costs associated with upgrades to the Company's information technology systems. Unallocated corporate expenses decreased by $3.6 million in 2014.

Included in other operating expenses in the table above, the 2015 amount represented $37.9 million associated with impairment charges related to a financing arrangement with Koidu and $8.8 million of expenses associated with specific cost-reduction initiatives. See "Item 8. Financial Statements and Supplementary Data - Note J - Commitments and Contingencies."

Included in other operating expenses in the table above, the 2013 amount represented $480.2 million of expenses associated with the adverse arbitration ruling between the Swatch Group Ltd. and the Company and $9.4 million of expenses associated with specific cost-reduction initiatives. See "Item 8. Financial Statements and Supplementary Data - Note J - Commitments and Contingencies."

Interest Expense and Financing Costs

Interest expense and financing costs decreased $13.9 million, or 22%, in 2015 as a result of lower interest expense on long-term debt (reflecting the October 2014 redemption of long-term debt using proceeds from the issuance of lower-rate long-term debt in September 2014) as well as lower average credit facility borrowings. Interest expense and financing costs in 2014 were approximately equal to 2013.

Other Expense (Income), Net

Other expense (income), net includes interest income as well as gains/losses on investment activities and foreign currency transactions. Net expense of $1.2 million in 2015 compared with net income of $2.8 million in 2014. The $4.0 million change was primarily due to foreign currency transaction losses. Other expense (income), net in 2014 decreased $10.4 million, or 79%, reflecting $7.5 million of foreign currency transaction gains related to the Arbitration Award expense that had been recorded in 2013, with the remaining $2.9 million primarily due to other foreign currency transaction losses. See "Item 8. Financial Statements and Supplementary Data - Note J - Commitments and Contingencies" and "Non-GAAP Measures" for further information.

Loss on Extinguishment of Debt

In 2014, the Company recorded a loss on extinguishment of debt of $93.8 million associated with the redemption of all of the aggregate principal amount outstanding of the Company's (i) $100.0 million principal amount of 9.05% Series A Senior Notes due December 23, 2015; (ii) $125.0 million principal amount of 10.0% Series A-2009 Senior Notes due February 13, 2017; (iii) $50.0 million principal amount of 10.0% Series A Senior Notes due April 9, 2018; and (iv) $125.0 million principal amount of

TIFFANY & CO.

10.0% Series B-2009 Senior Notes due February 13, 2019 (collectively, the "Private Placement Notes") prior to maturity in accordance with the respective note purchase agreements governing each series of Private Placement Notes, which included provisions for make-whole payments in the event of early repayment.

Provision for Income Taxes

The effective income tax rate was 34.7% in 2015 compared with 34.4% in 2014 and 28.8% in 2013. In 2013, the effective income tax rate would have been 34.8% when excluding the effects of certain expenses noted in "Non-GAAP Measures".

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

As of January 31, 2016, the Company’s cash and cash equivalents totaled $843.6 million, of which approximately one-third was held in locations outside the U.S. where the Company has the intention to indefinitely reinvest any undistributed earnings to support its continued expansion and investments outside of the U.S. Such cash balances are not available to fund U.S. cash requirements unless the Company were to decide to repatriate such funds and incur applicable income tax charges. The Company has sufficient sources of cash in the U.S. to fund its U.S. operations without the need to repatriate any of those funds held outside the U.S.

The following table summarizes cash flows from operating, investing and financing activities:

(in millions)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$813.6	$615.1	$154.7
Investing activities	(278.2)	(217.0)	(246.8)
Financing activities	(422.3)	(23.4)	(65.4)
Effect of exchange rates on cash and cash equivalents	0.5	9.5	(1.5)
Net increase (decrease) in cash and cash equivalents	$113.6	$384.2	$(159.0)

Operating Activities

The Company had a net cash inflow from operating activities of $813.6 million in 2015, $615.1 million in 2014 and $154.7 million in 2013. The year-over-year improvement from 2014 to 2015 was primarily due to reduced inventory purchases. The change from 2013 to 2014 was primarily due to the improvement in operating performance and the timing of income tax payments and other payables.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2.8 billion and 4.8 at January 31, 2016 compared with $2.9 billion and 5.3 at January 31, 2015.

TIFFANY & CO.

Accounts receivable, less allowances at January 31, 2016 were 6% higher than at January 31, 2015. The strengthening of the U.S. dollar had the effect of decreasing accounts receivable, less allowances by 2%. Therefore, excluding that effect, accounts receivable, less allowances would have increased 8% from January 31, 2015 largely reflecting in-house credit tied to strong sales of statement jewelry (see "Item 8. Financial Statements and Supplementary Data - Note B - Summary of Significant Accounting Policies"). On a 12-month rolling basis, accounts receivable turnover was 21 times in 2015 and 2014.

Inventories, net at January 31, 2016 were 6% lower than at January 31, 2015. Finished goods inventories decreased 7%, while combined raw material and work-in-process inventories decreased 4%. The strengthening of the U.S. dollar had the effect of decreasing inventories by 2%. Therefore, excluding that effect, inventories would have declined 4% from January 31, 2015 due to improved inventory management and reduced inventory purchases.

Investing Activities

The Company had a net cash outflow from investing activities of $278.2 million in 2015, $217.0 million in 2014 and $246.8 million in 2013. The increased outflow in 2015 was primarily due to increased purchases of marketable securities and short-term investments. The decreased outflow in 2014 was due to net proceeds received from the sale of marketable securities and short-term investments partly offset by increased capital expenditures.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net purchases of marketable securities and short-term investments of $26.4 million during 2015, net proceeds received from the sale of marketable securities and short-term investments of $15.2 million during 2014 and purchases of marketable securities and short-term investments of $23.5 million during 2013.

Capital Expenditures. Capital expenditures are typically related to the opening, renovation and/or relocation of stores (which represented approximately half of capital expenditures in 2015, 2014 and 2013), distribution and manufacturing facilities and ongoing investments in information technology. Capital expenditures were $252.7 million in 2015, $247.4 million in 2014 and $221.4 million in 2013, representing 6%, 6% and 5% of worldwide net sales in those respective years. The increase in 2014 reflected incremental spending for information technology systems and internal manufacturing capacity.

Notes Receivable Funded. The Company has extended loans to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. The Company loaned $3.1 million in 2013.

Proceeds from Notes Receivable Funded. In 2014 and 2013, the Company received $15.2 million and $1.2 million of repayments associated with loans extended to diamond mining and exploration companies discussed in Notes Receivable Funded above. No such proceeds were received in 2015.

Financing Activities

The Company had net cash outflows from financing activities of $422.3 million in 2015, $23.4 million in 2014 and $65.4 million in 2013. Year-over-year changes in cash flows from financing activities are largely driven by borrowings. Additionally, the Company resumed repurchasing its Common Stock in 2014 under a new share repurchase program after it did not repurchase any of its Common Stock in 2013.

TIFFANY & CO.

Recent Borrowings. The Company had net (repayments of) proceeds from short-term and long-term borrowings as follows:

(in millions)	2015	2014	2013
Short-term borrowings:
(Repayments of) proceeds from credit facility borrowings, net	$(11.3)	$(12.5)	$49.9
Proceeds from other credit facility borrowings	24.8	19.8	89.8
Repayments of other credit facility borrowings	(16.0)	(3.4)	(69.7)
Net (repayments of) proceeds from short-term borrowings	(2.5)	3.9	70.0
Long-term borrowings:
Proceeds from issuances	—	548.0	—
Repayments	—	(400.0)	—
Net proceeds from long-term borrowings	—	148.0	—
Net (repayments of) proceeds from total borrowings	(2.5)	151.9	70.0
Payments of debt extinguishment costs (included in operating activities)	—	(93.4)	—
Net (repayments) proceeds	$(2.5)	$58.5	$70.0

Credit Facilities. In 2014, Tiffany & Co. entered into a four-year $375.0 million and a five-year $375.0 million multi-bank, multi-currency, committed unsecured revolving credit facility, including letter of credit subfacilities (collectively, the "New Credit Facilities"), resulting in a total borrowing capacity of $750.0 million. The New Credit Facilities replaced the previously existing $275.0 million three-year unsecured revolving credit facility and $275.0 million five-year unsecured revolving credit facility, which were terminated and repaid concurrently with Tiffany & Co.'s entry into the New Credit Facilities. See "Item 8. Financial Statements and Supplementary Data - Note G - Debt" for additional information.

Other Credit Facilities. In 2013, Tiffany & Co.'s wholly-owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 930.0 million ($141.4 million at January 31, 2016). The Tiffany-Shanghai Credit Agreement is available for Tiffany-Shanghai's general working capital requirements, which included repayment of a portion of the indebtedness under Tiffany-Shanghai's existing bank loan facilities. The six lenders that are party to the Tiffany-Shanghai Credit Agreement will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China. The Tiffany-Shanghai Credit Agreement matures in July 2016. See "Item 8. Financial Statements and Supplementary Data - Note G - Debt" for additional information.

Under all of the Company's credit facilities, at January 31, 2016, there were $221.6 million of borrowings, $5.6 million of letters of credit issued but not outstanding and $790.8 million available for borrowing. At January 31, 2015, there were $234.0 million of borrowings, $5.7 million of letters of credit issued but not outstanding and $772.2 million available for borrowing. The weighted-average interest rate for borrowings outstanding was 2.90% at January 31, 2016 and 3.28% at January 31, 2015.

Senior Notes. In 2014, Tiffany & Co. issued $250.0 million aggregate principal amount of 3.80% Senior Notes due 2024 (the "2024 Notes") and $300.0 million aggregate principal amount of 4.90% Senior Notes due 2044 (the "2044 Notes" and, together with the 2024 Notes, the "Senior Notes"). The Senior Notes were issued at a discount with aggregate net proceeds of $548.0 million (with an effective yield of 3.836% for the 2024 Notes and an effective yield of 4.926% for the 2044 Notes). Tiffany & Co. used the

TIFFANY & CO.

net proceeds from the issuance of the Senior Notes to redeem $400.0 million in aggregate principal amount of long-term debt prior to their scheduled maturities which ranged from 2015 to 2019 and paid $93.4 million of debt extinguishment costs associated with the redemption. The Company used the remaining net proceeds from the sale of the Senior Notes for general corporate purposes. See "Item 8. Financial Statements and Supplementary Data - Note G - Debt" for additional information.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 38% at January 31, 2016 and 39% at January 31, 2015.

At January 31, 2016, the Company was in compliance with all debt covenants.

Share Repurchases. In January 2011, the Company's Board of Directors approved a stock repurchase program ("2011 Program") and terminated a previously-existing program. The 2011 Program authorized the Company to repurchase up to $400.0 million of its Common Stock through open market or private transactions. The timing of repurchases and the actual number of shares to be repurchased depended on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions. The Company suspended share repurchases during the second quarter of 2012 in order to allow for a more effective allocation of resources consistent with the Company's growth strategies. In January 2013, the Board of Directors extended the expiration date of the 2011 Program to January 31, 2014. The 2011 Program expired on January 31, 2014 with $163.8 million of unused capacity.

In March 2014, the Company's Board of Directors approved a share repurchase program ("2014 Program") which authorized the Company to repurchase up to $300.0 million of its Common Stock through open market transactions. The program had an expiration date of March 31, 2017, but was terminated in January 2016 in connection with the authorization of a new program with increased repurchase capacity (as described in more detail below). Approximately $58.6 million remained available for repurchase under the 2014 Program at the time of its termination.

In January 2016, the Company's Board of Directors approved a new share repurchase program ("2016 Program") which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions and terminated the 2014 Program. Purchases under the 2014 Program were, and purchases under the 2016 Program have been, executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The 2016 Program will expire on January 31, 2019. Approximately $494.0 million remained available for repurchase under the 2016 Program at January 31, 2016.

The Company's share repurchase activity was as follows:

(in millions, except per share amounts)	2015	2014	2013
Cost of repurchases	$220.4	$27.0	$—
Shares repurchased and retired	2.8	0.3	—
Average cost per share	$78.40	$89.91	$—

Dividends. The cash dividend on the Company's Common Stock was increased once in each of 2015, 2014 and 2013. The Company's Board of Directors declared quarterly dividends which totaled $1.58, $1.48 and $1.34 per common share in 2015, 2014 and 2013 with cash dividends paid of $203.4 million, $191.2 million and $170.2 million in those respective years. The dividend payout ratio (dividends as a percentage of net earnings) was 44%, 39% and 94% in 2015, 2014 and 2013. Dividends as a percentage of adjusted net earnings (see "Non-GAAP Measures") were 41% in 2015 and 35% in both 2014 and 2013.

TIFFANY & CO.

At least annually, the Company's Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements.

Financing Arrangements with Diamond Mining and Exploration Companies

The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the output from mines owned by these companies. At January 31, 2016, there was $43.8 million of principal outstanding under a financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). The Loan, which was entered into between Koidu and Laurelton Diamonds, Inc., a wholly owned subsidiary of the Company, in March 2011, originally provided that repayments of principal would begin in March 2013. However, in March 2013, the Company agreed to Koidu's request to defer the principal and interest payments due in 2013 to subsequent years and, in March 2014, the Company agreed to Koidu's request to provide for monthly rather than semi-annual payments of the principal payments due in 2014. The Company received such scheduled monthly payments from Koidu in 2014. On April 30, 2015, the Company also agreed to defer Koidu's principal payment due on March 30, 2015 ("2015 Amendment"), subject to certain conditions set forth in the 2015 Amendment, which were met in June 2015.

In August 2015, Koidu requested that its interest payment due in July 2015 be deferred until a future date to be determined, and it advised the Company that it was likely to request a deferral of interest payments due in August and September of 2015. Based on these requests and other discussions with Koidu, in which Koidu had informed the Company that it was seeking additional sources of capital to fund ongoing operations of the mine, and with consideration given to the fact that Koidu did not respond to the Company's request for a proposed revised payment schedule for its obligations under the Loan, management believed that it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the Loan, and recorded an impairment charge, and related valuation allowance, of $9.6 million in the second quarter of 2015. Additionally, the Company ceased accruing interest income on the outstanding Loan balance as of July 31, 2015.

As of January 31, 2016, Koidu has not made any of its interest payments due in July 2015 and thereafter, nor its principal payment due in September 2015. The missed payments constitute events of default under the Loan. Koidu has yet to provide a proposed revised payment schedule for its obligations under the Loan. In February 2016, the Company received the results from two separate and independent reviews of Koidu's operational plans, forecasts, and cash flow projections for the mine, which were commissioned by the Company and by Koidu's largest creditor, respectively. Based on these factors, ongoing discussions with Koidu, and consideration of the possible actions that all parties, including the Government of Sierra Leone and Koidu's largest creditor, may take under the circumstances, management believes that it is probable that the portion of the amounts due under the contractual terms of the Loan that the Company will be unable to collect will be greater than originally estimated, and recorded an additional impairment charge, and related valuation allowance, of $28.3 million in the fourth quarter of 2015. The carrying amount of the Company’s loan receivable from Koidu, net of the valuation allowance, is $5.9 million at January 31, 2016.

The Company intends to continue to participate in discussions with Koidu regarding operational plans, forecasts and cash flow projections for the mine, as well as revisions to the payment schedule for the Loan. The Company also intends to continue to participate in discussions with certain of Koidu's stakeholders, including its largest creditor and the Government of Sierra Leone. The outcome of these discussions, as well as any other developments, will inform management's ongoing evaluation of the collectability of the Loan and the accrual of interest income. It is possible that such ongoing evaluation may result in additional changes to management's assessment of collectability. While such changes in management's assessment would not have a material adverse effect on the Company's financial position or cash flows, it is possible that such a change in assessment could affect the Company's earnings in the period in which such a change were to occur. Additionally, future developments may result in Koidu

TIFFANY & CO.

defaulting under its diamond supply agreement with the Company, in which case the Company would lose access to the mine's output, although management believes this would not have a material impact on the Company's operations. See "Item 8. Financial Statements and Supplementary Data - Note B - Summary of Significant Accounting Policies and Note J - Commitments and Contingencies" for additional information on this financing arrangement.

Contractual Cash Obligations and Commercial Commitments

The following is a summary of the Company's contractual cash obligations at January 31, 2016:

(in millions)	Total	2016	2017-2018	2019-2020	Thereafter
Unrecorded contractual obligations:
Operating leases [a]	$1,585.8	$273.6	$416.8	$297.7	$597.7
Inventory purchase obligations [b]	319.1	319.1
Interest on debt [c]	729.3	36.0	70.4	70.4	552.5
Other contractual obligations [d]	91.7	68.9	14.2	2.0	6.6
Recorded contractual obligations:
Short-term borrowings	221.6	221.6	—	—	—
Current portion of long-term debt	84.2	84.2	—	—	—
Long-term debt [e]	800.0	—	—	—	800.0
	$3,831.7	$1,003.4	$501.4	$370.1	$1,956.8

a)
Operating lease obligations do not include obligations for contingent rent, property taxes, insurance and maintenance that are required by most lease agreements. Contingent rent for the year ended January 31, 2016 totaled $34.9 million. See "Item 8. Financial Statements and Supplementary Data - Note J - Commitment and Contingencies" for a discussion of the Company’s operating leases.

b)
The Company will, from time to time, secure supplies of rough diamonds by agreeing to purchase a defined portion of a mine's output. Inventory purchase obligations associated with these agreements have been estimated at approximately $100.0 million for 2016 and included in this table. Purchases beyond 2016 that are contingent upon mine production have been excluded as they cannot be reasonably estimated.

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

The summary above does not include the following items:

•
Cash contributions to the Company's pension plan and cash payments for other postretirement obligations. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash contribution was required in 2015, and none is required in 2016, to meet the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA"). The Company

TIFFANY & CO.

periodically evaluates whether to make discretionary cash contributions to the Qualified Plan, and currently does not anticipate making such contributions in 2016. This expectation is subject to change based on management's assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions. The Company estimates cash payments for postretirement health-care and life insurance benefit obligations to be $1.7 million in 2016.

•
Unrecognized tax benefits at January 31, 2016 of $10.2 million and accrued interest and penalties of $7.8 million. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the examinations may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. At January 31, 2016, approximately $9.1 million of total unrecognized tax benefits, if recognized, would affect the effective income tax rate. Management believes it is reasonably possible that a majority of the total gross amount provided for unrecognized tax benefits will decrease in the next 12 months. Future developments may result in a change in this assessment.

The following is a summary of the Company's outstanding borrowings and available capacity under its credit facilities at January 31, 2016:

(in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit Issued	Available Capacity
Four-year revolving credit facility [a]	$375.0	$22.1	$—	$352.9
Five-year revolving credit facility [b]	375.0	54.5	5.6	314.9
Other credit facilities [c]	268.0	145.0	—	123.0
	$1,018.0	$221.6	$5.6	$790.8
a Matures in October 2018.
b Matures in October 2019.
c Maturities throughout 2016.

In addition, the Company has other available letters of credit and financial guarantees of $75.0 million of which $26.6 million was outstanding at January 31, 2016. Of those available letters of credit and financial guarantees, $60.2 million expires within one year.

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

TIFFANY & CO.

accounting policies that rely on assumptions and estimates were used in the preparation of the Company's consolidated financial statements:

Inventory. The Company writes down its inventory for discontinued and slow-moving products. This write-down is equal to the difference between the cost of inventory and its estimated market value, and is based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs might be required. The Company has not made any material changes in the accounting methodology used to establish its reserve for discontinued and slow-moving products during the past three years. At January 31, 2016, a 10% change in the reserve for discontinued and slow-moving products would have resulted in a change of $5.9 million in inventory and cost of sales.

Property, plant and equipment and intangibles assets and key money. The Company reviews its property, plant and equipment and intangibles assets and key money for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of these assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company did not record any material impairment charges in 2015, 2014 or 2013.

Goodwill. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed. A qualitative assessment is first performed for each reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, an evaluation, based upon discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions. The 2015, 2014 and 2013 evaluations resulted in no impairment charges.

Notes receivable and other financing arrangements. The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements and projections along with business, operational and other economic factors on a periodic basis. If the analyses indicate that the financing receivable is not recoverable, an impairment loss is recognized, in respect to all or a portion of the financing, during that period. In 2015, the Company recorded impairment charges totaling $37.9 million (see "Item 8. Financial Statements and Supplementary Data - Note B - Summary of Significant Accounting Policies and Note J - Commitments and Contingencies" for additional information). The Company did not record any material impairment charges in 2014 or 2013.

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

Foreign and domestic tax authorities periodically audit the Company's income tax returns. These audits often examine and test the factual and legal basis for positions the Company has taken in its tax filings with respect to its tax liabilities, including the timing and amount of deductions and the allocation of income among various tax jurisdictions ("tax filing positions"). Management believes that its tax filing positions are reasonable and legally supportable. However, in specific cases, various tax authorities may take a contrary position. In evaluating the exposures associated with the Company's various tax filing

TIFFANY & CO.

positions, management records reserves using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken. Earnings could be affected to the extent the Company prevails in matters for which reserves have been established or is required to pay amounts in excess of established reserves. At January 31, 2016, total unrecognized tax benefits were $10.2 million of which approximately $9.1 million, if recognized, would affect the effective income tax rate. Management believes it is reasonably possible that a majority of the total gross amount provided for unrecognized tax benefits will decrease in the next 12 months. Future developments may result in a change in this assessment.

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

The Company used discount rates of 3.75% to determine 2015 expense for its U.S. Qualified Plan as well as its Excess Plan/SRIP and 3.50% for its postretirement plans. Holding all other assumptions constant, a 0.5% increase in the discount rates would have decreased 2015 pension and postretirement expenses by $7.9 million and $1.2 million. A decrease of 0.5% in the discount rates would have increased the 2015 pension and postretirement expenses by $8.9 million and $1.4 million. The discount rate is subject to change each year, consistent with changes in the yield on applicable high-quality, long-term corporate bonds. Management selects a discount rate at which pension and postretirement benefits could be effectively settled based on (i) an analysis of expected benefit payments attributable to current employment service and (ii) appropriate yields related to such cash flows.

The Company used an expected long-term rate of return on pension plan assets of 7.50% to determine its 2015 pension expense. Holding all other assumptions constant, a 0.5% change in the long-term rate of return would have changed the 2015 pension expense by approximately $1.6 million. The expected long-term rate of return on pension plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan's current asset mix, investment strategy and the historical performance of plan assets.

For postretirement benefit measurement purposes, 7.25% annual rate of increase in the per capita cost of covered health care was assumed for 2016. The rate was assumed to decrease gradually to 4.75% by 2023 and remain at that level thereafter. A one-percentage-point increase in the assumed health-care cost trend rate would increase the Company's accumulated postretirement benefit obligation by approximately $3.9 million for the year ended January 31, 2016. Decreasing the assumed health-care cost trend rate by one-percentage point would decrease the Company's accumulated postretirement benefit obligation by approximately $2.8 million for the year ended January 31, 2016. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the Company's aggregate service and interest cost components of the 2015 postretirement expense.

TIFFANY & CO.

2016 Outlook

For the fiscal year ending January 31, 2017, management is forecasting full year earnings per diluted share will range from unchanged to a mid-single-digit decline compared with 2015's $3.83 per diluted share (excluding the loan impairment and staffing and occupancy charges noted in "Non-GAAP Measures"). Based on sales trends in the current quarter-to-date and an assumption of gradual improvement over the course of the year, management expects that earnings per diluted share in the first quarter may decline by 15-20%, followed by a 5-10% decline in the second quarter and a resumption of growth in the second half. This forecast is based on the following assumptions, which are approximate and may or may not prove valid, and which should be read in conjunction with "Item 1A. Risk Factors" on page K-13:

•	Worldwide net sales on a constant-exchange-rate basis increasing by a low-single-digit percentage, but approximately equal to the prior year when translated into U.S. dollars.

•	Increasing worldwide gross retail square footage by 2%, net through 11 store openings, 6 relocations and 9 closings.

•
Operating margin below the prior year’s 19.7% (excluding the prior year’s charges) due to an expected increase in gross margin but with SG&A expense growth (despite some benefit from lower pension costs) exceeding sales growth.

•	Interest and other expenses, net unchanged from 2015.

•	An effective income tax rate slightly lower than the prior year.

•	Net inventories unchanged from the prior year.

•	Capital expenditures of $260.0 million.

•	Free cash flow of at least $400.0 million.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts or put option contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of January 31, 2016 is 12 months. At January 31, 2016 and 2015, the fair value of the Company's outstanding foreign exchange forwards were net liabilities of $0.9 million and net assets of $20.1 million, respectively. At January 31, 2016, a 10% depreciation in the hedged foreign exchange rates from the prevailing market rates would have resulted in a liability with a fair value of approximately $40.0 million.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of forward contracts in order to manage the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. In 2015, the Company increased the term over which it is hedging its exposure to volatility in precious metal prices, as well as the portion of expected future metals purchases hedged, which has increased the number of precious metal derivative instruments outstanding at the end of the period. The maximum term of the Company's outstanding precious metal forward contracts as of January 31, 2016 is 24 months. At January 31, 2016 and 2015, the fair value of the Company's outstanding precious metal derivative instruments were net liabilities of $12.6 million and $2.9 million, respectively. At January 31, 2016, a 10% depreciation in precious metal prices from the prevailing market rates would have resulted in a liability with a fair value of approximately $26.0 million.

TIFFANY & CO.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Tiffany & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of comprehensive earnings, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Tiffany & Co. and its subsidiaries (the "Company") at January 31, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note B to the consolidated financial statements, in 2015, the Company changed the manner in which it classifies deferred taxes on the consolidated balance sheets.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 28, 2016

TIFFANY & CO.

CONSOLIDATED BALANCE SHEETS

	January 31,
(in millions, except per share amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$843.6	$730.0
Short-term investments	43.0	1.5
Accounts receivable, less allowances of $11.5 and $10.6	206.4	195.2
Inventories, net	2,225.0	2,362.1
Prepaid expenses and other current assets	190.4	220.0
Total current assets	3,508.4	3,508.8

Property, plant and equipment, net	935.8	899.5
Deferred income taxes	382.8	426.1
Other assets, net	302.7	346.2
	$5,129.7	$5,180.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$221.6	$234.0
Current portion of long-term debt	84.2	—
Accounts payable and accrued liabilities	329.1	318.0
Income taxes payable	27.1	39.9
Merchandise credits and deferred revenue	67.9	66.1
Total current liabilities	729.9	658.0

Long-term debt	798.1	882.5
Pension/postretirement benefit obligations	428.1	524.2
Deferred gains on sale-leasebacks	55.1	64.5
Other long-term liabilities	189.0	200.7

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 126.8 and 129.3	1.3	1.3
Additional paid-in capital	1,175.7	1,173.6
Retained earnings	2,012.5	1,950.7
Accumulated other comprehensive loss, net of tax	(278.1)	(290.5)
Total Tiffany & Co. stockholders' equity	2,911.4	2,835.1
Non-controlling interests	18.1	15.6
Total stockholders' equity	2,929.5	2,850.7
	$5,129.7	$5,180.6

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended January 31,
(in millions, except per share amounts)	2016	2015	2014
Net sales	$4,104.9	$4,249.9	$4,031.1
Cost of sales	1,613.6	1,712.7	1,690.7
Gross profit	2,491.3	2,537.2	2,340.4
Selling, general and administrative expenses	1,731.2	1,645.8	1,555.9
Arbitration award expense	—	—	480.2
Earnings from operations	760.1	891.4	304.3
Interest expense and financing costs	49.0	62.9	62.6
Other expense (income), net	1.2	(2.8)	(13.2)
Loss on extinguishment of debt	—	93.8	—
Earnings from operations before income taxes	709.9	737.5	254.9
Provision for income taxes	246.0	253.3	73.5
Net earnings	$463.9	$484.2	$181.4
Net earnings per share:
Basic	$3.61	$3.75	$1.42
Diluted	$3.59	$3.73	$1.41
Weighted-average number of common shares:
Basic	128.6	129.2	127.8
Diluted	129.1	129.9	128.9

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Years Ended January 31,
(in millions)	2016	2015	2014
Net earnings	$463.9	$484.2	$181.4
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	(59.0)	(93.1)	(27.2)
Unrealized (loss) gain on marketable securities	(2.9)	(0.8)	0.8
Unrealized (loss) gain on hedging instruments	(21.4)	1.2	(3.4)
Net unrealized gain (loss) on benefit plans	95.7	(139.2)	65.1
Total other comprehensive earnings (loss), net of tax	12.4	(231.9)	35.3
Comprehensive earnings	$476.3	$252.3	$216.7

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
(in millions)				Shares	Amount
Balance at January 31, 2013	$2,611.3	$1,671.3	$(93.9)	126.9	$1.3	$1,020.0	$12.6
Exercise of stock options and vesting of restricted stock units ("RSUs")	27.9	—	—	1.4	—	27.9	—
Tax effect of exercise of stock options and vesting of RSUs	14.9	—	—	—	—	14.9	—
Share-based compensation expense	32.5	—	—	—	—	32.5	—
Cash dividends on Common Stock	(170.2)	(170.2)	—	—	—	—	—
Other comprehensive earnings, net of tax	35.3	—	35.3	—	—	—	—
Net earnings	181.4	181.4	—	—	—	—	—
Non-controlling interests	0.9	—	—	—	—	—	0.9
Balance at January 31, 2014	2,734.0	1,682.5	(58.6)	128.3	1.3	1,095.3	13.5
Exercise of stock options and vesting of RSUs	36.9	—	—	1.3	—	36.9	—
Tax effect of exercise of stock options and vesting of RSUs	14.1	—	—	—	—	14.1	—
Share-based compensation expense	26.7	—	—	—	—	26.7	—
Issuance of Common Stock under Employee Profit Sharing and Retirement Savings Plan	3.9	—	—	—	—	3.9	—
Purchase and retirement of Common Stock	(27.0)	(24.8)	—	(0.3)	—	(2.2)	—
Cash dividends on Common Stock	(191.2)	(191.2)	—	—	—	—	—
Other comprehensive loss, net of tax	(231.9)	—	(231.9)	—	—	—	—
Net earnings	484.2	484.2	—	—	—	—	—
Redemption of non-controlling interest	—	—	—	—	—	(1.1)	1.1
Non-controlling interests	1.0	—	—	—	—	—	1.0
Balance at January 31, 2015	2,850.7	1,950.7	(290.5)	129.3	1.3	1,173.6	15.6
Exercise of stock options and vesting of RSUs	0.3	—	—	0.3	—	0.3	—
Tax effect of exercise of stock options and vesting of RSUs	2.1	—	—	—	—	2.1	—
Share-based compensation expense	24.8	—	—	—	—	24.8	—
Purchase and retirement of Common Stock	(220.4)	(198.7)	—	(2.8)	—	(21.7)	—
Cash dividends on Common Stock	(203.4)	(203.4)	—	—	—	—	—
Other comprehensive earnings, net of tax	12.4	—	12.4	—	—	—	—
Net earnings	463.9	463.9	—	—	—	—	—
Redemption of non-controlling interest	(2.2)	—	—	—	—	(3.4)	1.2
Non-controlling interests	1.3	—	—	—	—	—	1.3
Balance at January 31, 2016	$2,929.5	$2,012.5	$(278.1)	126.8	$1.3	$1,175.7	$18.1

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$463.9	$484.2	$181.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	202.5	194.2	180.6
Amortization of gain on sale-leasebacks	(8.3)	(9.2)	(9.5)
Excess tax benefits from share-based payment arrangements	(2.2)	(14.1)	(14.9)
Provision for inventories	25.4	33.6	31.7
Deferred income taxes	(1.9)	37.7	(27.9)
Provision for pension/postretirement benefits	65.8	39.2	49.0
Share-based compensation expense	24.5	26.5	32.2
Loan impairment charges	37.9	—	—
Changes in assets and liabilities:
Accounts receivable	(16.7)	(17.6)	(23.2)
Inventories	63.7	(167.6)	(168.3)
Prepaid expenses and other current assets	1.1	(20.9)	(14.7)
Other assets, net	(17.5)	(20.2)	(21.3)
Accounts payable and accrued liabilities	(15.3)	(5.9)	45.4
Income taxes payable	3.1	81.9	(70.1)
Merchandise credits and deferred revenue	3.0	(2.7)	4.7
Other long-term liabilities	(15.4)	(24.0)	(20.4)
Net cash provided by operating activities	813.6	615.1	154.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(100.0)	(40.1)	(23.5)
Proceeds from sales of marketable securities and short-term investments	73.6	55.3	—
Capital expenditures	(252.7)	(247.4)	(221.4)
Proceeds from sale of assets, net	0.9	—	—
Notes receivable funded	—	—	(3.1)
Proceeds from notes receivable	—	15.2	1.2
Net cash used in investing activities	(278.2)	(217.0)	(246.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from credit facility borrowings, net	(11.3)	(12.5)	49.9
Proceeds from other credit facility borrowings	24.8	19.8	89.8
Repayment of other credit facility borrowings	(16.0)	(3.4)	(69.7)
Proceeds from the issuance of long-term debt	—	548.0	—
Repayment of long-term debt	—	(400.0)	—
Payment for settlement of interest rate swaps	—	(4.2)	—
Repurchase of Common Stock	(220.4)	(27.0)	—
Proceeds from exercised stock options	2.0	42.9	27.9
Excess tax benefits from share-based payment arrangements	2.2	14.1	14.9
Cash dividends on Common Stock	(203.4)	(191.2)	(170.2)
Distribution to non-controlling interest	—	(1.9)	(0.7)
Financing fees	(0.2)	(8.0)	(7.3)
Net cash used in financing activities	(422.3)	(23.4)	(65.4)
Effect of exchange rate changes on cash and cash equivalents	0.5	9.5	(1.5)
Net increase/(decrease) in cash and cash equivalents	113.6	384.2	(159.0)
Cash and cash equivalents at beginning of year	730.0	345.8	504.8
Cash and cash equivalents at end of year	$843.6	$730.0	$345.8
See notes to consolidated financial statements.

TIFFANY & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	NATURE OF BUSINESS

Tiffany & Co. is a holding company that operates through its subsidiary companies (collectively, the "Company"). Its principal subsidiary, Tiffany and Company ("Tiffany"), is a jeweler and specialty retailer. Through its subsidiaries, the Company designs and manufactures products and operates TIFFANY & CO. retail stores worldwide, and also sells its products through Internet, catalog, business-to-business and wholesale operations. The Company's principal merchandise offering is jewelry (representing 93% of worldwide net sales in 2015); it also sells timepieces, leather goods, sterling silverware, china, crystal, stationery, fragrances and accessories.

The Company's reportable segments are as follows:

•
Americas includes sales in Company-operated TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through Internet, catalog, business-to-business and wholesale operations;

•	Asia-Pacific includes sales in Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in Company-operated TIFFANY & CO. stores, as well as sales of
TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•	Europe includes sales in Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through the Internet; and

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which consists of retail sales in Company-operated TIFFANY & CO. stores in the United Arab Emirates ("U.A.E.") and wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East). In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs as well as earnings received from third-party licensing agreements.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents include highly liquid investments with an original maturity of three months or less and consist of time deposits and/or money market fund investments with a number of U.S. and non-U.S. financial institutions with high credit ratings. The Company's policy restricts the amount invested with any one financial institution.

Short-Term Investments

Short-term investments are classified as available-for-sale and are carried at fair value. At January 31, 2016 and 2015, the Company's short-term available-for-sale investments consisted entirely of time deposits. At the time of purchase, management determines the appropriate classification of these investments and reevaluates such designation as of each balance sheet date.

Receivables and Financing Arrangements

Receivables. The Company's accounts receivable, net primarily consists of amounts due from Credit Receivables (defined below), department store operators that host TIFFANY & CO. boutiques in their stores, third-party credit card issuers and wholesale customers. The Company maintains an allowance for doubtful accounts for estimated losses associated with the accounts receivable recorded on the balance sheet. The allowance is determined based on a combination of factors including, but not limited to, the length of time that the receivables are past due, management's knowledge of the customer, economic and market conditions and historical write-off experiences.

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all Credit Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At January 31, 2016 and 2015, the carrying amount of the Credit Receivables (recorded in accounts receivable, net) was $75.2 million and $63.9 million, of which 97% and 98% were considered current, respectively. The allowance for doubtful accounts for estimated losses associated with the Credit Receivables (approximately $1.0 million at January 31, 2016 and 2015) was determined based on the factors discussed above. Finance charges earned on Credit Card accounts are not significant.

Financing Arrangements. The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output (see "Note J - Commitments and

TIFFANY & CO.

Contingencies"). Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements along with projections and business, operational and other economic factors on a periodic basis. At January 31, 2016 and 2015, the current portion of the carrying amount of financing arrangements including accrued interest was $2.1 million and $18.6 million and was recorded in prepaid expenses and other current assets. At January 31, 2016 and 2015, the non-current portion of the carrying amount of financing arrangements including accrued interest was $18.9 million and $40.7 million and was included in other assets, net.

As of January 31, 2016, the Company had a $43.8 million financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). On April 30, 2015, the Company agreed to defer Koidu's principal payment due on March 30, 2015 ("2015 Amendment"), subject to certain conditions set forth in the 2015 Amendment, which were met in June 2015.

In August 2015, Koidu requested that its interest payment due in July 2015 be deferred until a future date to be determined, and it advised the Company that it was likely to request a deferral of interest payments due in August and September of 2015. Based on these requests and other discussions with Koidu, in which Koidu had informed the Company that it was seeking additional sources of capital to fund ongoing operations of the mine, and with consideration given to the fact that Koidu did not respond to the Company's request for a proposed revised payment schedule for its obligations under the Loan, management believed that it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the Loan, and recorded an impairment charge, and related valuation allowance, of $9.6 million in the second quarter of 2015. Additionally, the Company ceased accruing interest income on the outstanding Loan balance as of July 31, 2015.

As of January 31, 2016, Koidu has not made any of its interest payments due in July 2015 and thereafter, nor its principal payment due in September 2015. The missed payments constitute events of default under the Loan. Koidu has yet to provide a proposed revised payment schedule for its obligations under the Loan. In February 2016, the Company received the results from two separate and independent reviews of Koidu's operational plans, forecasts, and cash flow projections for the mine, which were commissioned by the Company and by Koidu's largest creditor, respectively. Based on these factors, ongoing discussions with Koidu, and consideration of the possible actions that all parties, including the Government of Sierra Leone and Koidu's largest creditor, may take under the circumstances, management believes that it is probable that the portion of the amounts due under the contractual terms of the Loan that the Company will be unable to collect will be greater than originally estimated, and recorded an impairment charge, and related valuation allowance, of $28.3 million in the fourth quarter of 2015. The carrying amount of the Company’s loan receivable from Koidu, net of the valuation allowance, is $5.9 million at January 31, 2016. See "Note J. - Commitments and Contingencies" for additional information on this financing arrangement.

The Company recorded no material impairment charges on such loans as of January 31, 2015.

Inventories

Inventories are valued at the lower of cost or market using the average cost method except for certain diamond and gemstone jewelry which uses the specific identification method.

TIFFANY & CO.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company's capitalized interest costs were not significant in 2015, 2014 or 2013.

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

The following table summarizes intangible assets and key money, included in other assets, net, as follows:

	January 31, 2016		January 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product rights	$49.6	$(9.2)	$59.4	$(16.2)
Key money deposits	32.7	(3.3)	33.7	(2.4)
Trademarks	2.5	(2.5)	2.5	(2.5)
	$84.8	$(15.0)	$95.6	$(21.1)

Amortization of intangible assets and key money for the years ended January 31, 2016, 2015 and 2014 was $3.7 million, $7.8 million and $4.2 million. Amortization expense is estimated to be approximately $3.5 million in each of the next five years.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination. Goodwill is evaluated for impairment annually in the fourth quarter or when events or changes in circumstances indicate that the value of goodwill may be impaired. A qualitative assessment is first

TIFFANY & CO.

performed for each reporting unit to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation, based on discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions. If the quantitative evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. At January 31, 2016 and 2015, goodwill, included in other assets, net, consisted of the following by segment:

(in millions)	Americas	Asia-Pacific	Japan	Europe	Other	Total
January 31, 2014	$12.4	$0.3	$1.1	$1.1	$24.8	$39.7
Translation	(0.1)	—	—	—	(0.8)	(0.9)
January 31, 2015	12.3	0.3	1.1	1.1	24.0	38.8
Translation	(0.1)	—	—	(0.1)	(0.1)	(0.3)
January 31, 2016	$12.2	$0.3	$1.1	$1.0	$23.9	$38.5

The Company recorded no impairment charges in 2015, 2014 or 2013.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets (such as property, plant and equipment) other than goodwill for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with the estimated future undiscounted cash flows. If the comparisons indicate that the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company recorded no material impairment charges in 2015, 2014 or 2013.

Hedging Instruments

The Company uses derivative financial instruments to mitigate a portion of its foreign currency, precious metal price and interest rate exposures. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or other comprehensive earnings, depending on whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction.

Marketable Securities

The Company's marketable securities, recorded within other assets, net, are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are recorded in other expense (income), net. The marketable securities are held for an indefinite period of time, but may be sold in the future as changes in market conditions or economic factors occur. The fair value of the marketable securities is determined based on prevailing market prices. The Company recorded $0.9 million and $5.1 million of gross unrealized gains and $1.8 million and $1.9 million of gross unrealized losses within accumulated other comprehensive loss as of January 31, 2016 and 2015.

Realized gains or losses reclassified from other comprehensive earnings are determined on the basis of specific identification.

The Company's marketable securities primarily consist of investments in mutual funds. When evaluating the marketable securities for other-than-temporary impairment, the Company reviews factors such as the length of time and the extent to which fair value has been below cost basis, the financial condition of the

TIFFANY & CO.

issuer, and the Company's ability and intent to hold the investments for a period of time which may be sufficient for anticipated recovery in market value. Based on the Company's evaluations, it determined that any unrealized losses on its outstanding mutual funds were temporary in nature and, therefore, did not record any impairment charges as of January 31, 2016, 2015 or 2014.

Merchandise Credits and Deferred Revenue

Merchandise credits and deferred revenue primarily represent outstanding gift cards sold to customers and outstanding credits issued to customers for returned merchandise. All such outstanding items may be tendered for future merchandise purchases. A gift card liability is established when the gift card is sold. A merchandise credit liability is established when a merchandise credit is issued to a customer for a returned item and the original sale is reversed. The liabilities are relieved and revenue is recognized when merchandise is purchased and delivered to the customer and the merchandise credit or gift card is used as a form of payment.

If merchandise credits or gift cards are not redeemed over an extended period of time (for example, approximately three to five years in the U.S.), the value of the merchandise credits or gift cards is generally remitted to the applicable jurisdiction in accordance with unclaimed property laws.

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

TIFFANY & CO.

Advertising, Marketing, Public and Media Relations Costs

Advertising, marketing, public and media relations costs include media, production, catalogs, Internet, marketing events, visual merchandising costs (in-store and window displays) and other related costs. In 2015, 2014 and 2013, these costs totaled $302.0 million, $284.0 million and $253.2 million, representing 7.4%, 6.7% and 6.3% of worldwide net sales in each of those periods. Media and production costs for print and digital advertising are expensed as incurred, while catalog costs are expensed upon first distribution.

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

Foreign Currency

The functional currency of most of the Company's foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of other comprehensive earnings within stockholders' equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. Within other expense (income), net, the Company recorded net losses resulting from foreign currency transactions of $9.8 million and $3.7 million in 2015 and 2014 and a net gain of $4.7 million in 2013. Included within the amount for 2013 was a $7.5 million transaction gain related to amounts associated with the award issued in the arbitration between the Swatch Group Ltd. and the Company. See "Note J - Commitments and Contingencies."

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

TIFFANY & CO.

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

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Years Ended January 31,
(in millions)	2016	2015	2014
Net earnings for basic and diluted EPS	$463.9	$484.2	$181.4
Weighted-average shares for basic EPS	128.6	129.2	127.8
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.5	0.7	1.1
Weighted-average shares for diluted EPS	129.1	129.9	128.9

For the years ended January 31, 2016, 2015 and 2014, there were 0.8 million, 0.3 million and 0.4 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date for one year to interim and annual periods beginning after December 15, 2017. Early adoption is also permitted as of the original effective date (interim and annual periods beginning after December 15, 2016) and retrospective application is required. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

TIFFANY & CO.

In February 2015, the FASB issued ASU No. 2015-02 – Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE, and ends the deferral granted to investment companies for application of the VIE consolidation model. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and early adoption is permitted. This ASU is not expected to have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15 – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which indicates the Securities and Exchange Commission staff would not object to an entity deferring and continuing to present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective retrospectively for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company expects to adopt ASU 2015-03 beginning on February 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company's financial condition and financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-05 – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (an update to Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software), which provides guidance on accounting for cloud computing fees. If a cloud computing arrangement includes a software license, then the customer should account for the license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This ASU is effective for arrangements entered into, or materially modified, in interim and annual periods beginning after December 15, 2015. Retrospective application is permitted but not required. This ASU is not expected to have a material impact on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 – Inventory (Topic 330): Simplifying the Measurement of Inventory, which states an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to all inventory that is measured using the average costs or first-in first-out (FIFO) methods. This supersedes prior guidance which allowed entities to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. This ASU is effective for interim and annual periods beginning after December 15, 2016. The amendments should be applied prospectively and earlier application is permitted. This ASU is not expected to have a material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 – Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which states an entity should classify deferred tax liabilities and assets as noncurrent amounts. This supersedes prior guidance under which an entity was required to classify deferred tax liabilities and assets as current or noncurrent based on the classification of the related asset or liability. This ASU is effective for interim and annual periods beginning after December 15, 2016, with earlier adoption permitted. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this ASU retrospectively as of January 31, 2016. Accordingly, current deferred taxes were reclassified to noncurrent on the January 31, 2015 Consolidated Balance Sheet, which increased noncurrent assets by $102.6 million and noncurrent liabilities by $0.1 million.

TIFFANY & CO.

In February 2016, the FASB issued ASU No. 2016-02 – Leases, which requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and must be adopted using a modified retrospective approach. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

C.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:

	Years Ended January 31,
(in millions)	2016	2015	2014
Interest, net of interest capitalization	$42.5	$59.7	$58.5
Income taxes	$237.5	$133.4	$160.7

Supplemental noncash investing and financing activities:

	Years Ended January 31,
(in millions)	2016	2015	2014
Issuance of Common Stock under the Employee Profit Sharing and Retirement Savings Plan	$	$3.9	$

D.	INVENTORIES

	January 31,
(in millions)	2016	2015
Finished goods	$1,292.9	$1,386.8
Raw materials	813.7	866.9
Work-in-process	118.4	108.4
Inventories, net	$2,225.0	$2,362.1

TIFFANY & CO.

E.	PROPERTY, PLANT AND EQUIPMENT

	January 31,
(in millions)	2016	2015
Land	$45.6	$42.7
Buildings	120.9	125.8
Leasehold and building improvements	1,102.8	1,036.4
Office equipment	554.9	586.2
Furniture and fixtures	265.3	261.1
Machinery and equipment	169.2	155.2
Construction-in-progress	95.7	59.8
	2,354.4	2,267.2
Accumulated depreciation and amortization	(1,418.6)	(1,367.7)
	$935.8	$899.5

The provision for depreciation and amortization for the years ended January 31, 2016, 2015 and 2014 was $196.3 million, $182.8 million and $171.5 million.

F.	ACCOUNTS PAYABLE AND ACCRUED LIABILTIES

	January 31,
(in millions)	2016	2015
Accounts payable - trade	$127.8	$118.0
Accrued compensation and commissions	77.9	83.9
Accrued sales, withholding and other taxes	21.9	21.8
Other	101.5	94.3
	$329.1	$318.0

TIFFANY & CO.

G.	DEBT

		January 31,
(in millions)	2016	2015
Short-term borrowings:
Credit Facilities	$76.6	$92.5
Other credit facilities	145.0	141.5
	$221.6	$234.0

Long-term debt:
Unsecured Senior Notes:
2010 1.72% Notes, due September 2016 [a], b	$84.2	$84.5
2012 4.40% Series B Notes, due July 2042 [c]	250.0	250.0
2014 3.80% Senior Notes, due October 2024 [a,d]	249.3	249.3
2014 4.90% Senior Notes, due October 2044 [a,d]	298.8	298.7
	882.3	882.5
Less current portion of long-term debt	84.2	—
	$798.1	$882.5

[a]	These agreements require lump sum repayments upon maturity.

[b]	These Notes were issued, at par, ¥10.0 billion.

[c]	The agreements governing these Notes require repayments of $50.0 million in aggregate every five years beginning in 2022.

[d]	These Notes were issued at a discount which will be amortized until the debt maturity.

Credit Facilities

In 2014, Tiffany & Co. entered into a four-year $375.0 million and a five-year $375.0 million multi-bank, multi-currency, committed unsecured revolving credit facility, including letter of credit subfacilities, (collectively, the "New Credit Facilities") resulting in a total borrowing capacity of $750.0 million. The New Credit Facilities replaced the previously existing $275.0 million three-year unsecured revolving credit facility and $275.0 million five-year unsecured revolving credit facility, which were terminated and repaid concurrently with Tiffany & Co.'s entry into the New Credit Facilities. The New Credit Facilities are available for working capital and other corporate purposes. Borrowings under the New Credit Facilities will bear interest at a rate per annum equal to, at the option of the Company, (1) LIBOR (or other applicable reference rate) for the relevant currency plus an applicable margin based upon the Company's leverage ratio as defined under the New Credit Facilities, or (2) an alternate base rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate and (iii) one-month LIBOR plus 1%, plus an applicable margin based upon the Company's leverage ratio as defined under the New Credit Facilities. The New Credit Facilities also require payment to the lenders of a facility fee on the amount of the lenders’ commitments under the credit facilities from time to time at rates based upon the Company's leverage ratio as defined under the New Credit Facilities. Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the New Credit Facilities are permissible without penalty, subject to certain conditions pertaining to minimum notice and minimum reduction amounts.

TIFFANY & CO.

At January 31, 2016, there were $76.6 million of borrowings outstanding, $5.6 million of letters of credit issued but not outstanding and $667.8 million available for borrowing under the New Credit Facilities. At January 31, 2015, there were $92.5 million of borrowings outstanding, $5.7 million of letters of credit issued but not outstanding and $651.8 million available for borrowings. The weighted-average interest rate for borrowings outstanding was 1.54% at January 31, 2016 and 1.49% at January 31, 2015. The four-year credit facility will expire in October 2018. The five-year credit facility will expire in October 2019.

Other Credit Facilities

Tiffany-Shanghai Credit Agreement. In 2013, Tiffany & Co.'s wholly-owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 930.0 million ($141.4 million at January 31, 2016). The Tiffany-Shanghai Credit Agreement is available for Tiffany-Shanghai's general working capital requirements, which included repayment of a portion of the indebtedness under Tiffany-Shanghai's existing bank loan facilities. The six lenders that are party to the Tiffany-Shanghai Credit Agreement will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China. At January 31, 2016, there was $99.3 million available to be borrowed under the Tiffany-Shanghai Credit Agreement, of which $42.1 million was outstanding at a weighted-average interest rate of 4.72%. At January 31, 2015, there was $111.3 million available to be borrowed, of which $37.6 million was outstanding at a weighted-average interest rate of 6.00%. The Tiffany-Shanghai Credit Agreement matures in July 2016. In connection with this agreement, the Company entered into a guaranty agreement by and between the Company and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty").

Other. The Company has various other revolving credit facilities, primarily in Japan and China. At
January 31, 2016, the facilities totaled $126.6 million, of which $102.9 million was outstanding at a weighted-average interest rate of 3.16%. At January 31, 2015, the facilities totaled $113.0 million, of which $103.9 million was outstanding at a weighted-average interest rate of 3.90%.

Senior Notes

In 2014, Tiffany & Co. issued $250.0 million aggregate principal amount of 3.80% Senior Notes due 2024 (the "2024 Notes") and $300.0 million aggregate principal amount of 4.90% Senior Notes due 2044 (the "2044 Notes" and, together with the 2024 Notes, the "Notes"). The Notes were issued at a discount with aggregate net proceeds of $548.0 million (with an effective yield of 3.836% for the 2024 Notes and an effective yield of 4.926% for the 2044 Notes). Tiffany & Co. used the net proceeds from the issuance of the Notes to redeem all of the aggregate principal amount outstanding of its (i) $100.0 million principal amount of 9.05% Series A Senior Notes due December 23, 2015; (ii) $125.0 million principal amount of 10.0% Series A-2009 Senior Notes due February 13, 2017; (iii) $50.0 million principal amount of 10.0% Series A Senior Notes due April 9, 2018; and (iv) $125.0 million principal amount of 10.0% Series B-2009 Senior Notes due February 13, 2019 (collectively, the "Private Placement Notes") prior to maturity in accordance with the respective note purchase agreements governing each series of Private Placement Notes, which included provisions for make-whole payments in the event of early redemption. As a result of the redemptions, the Company recorded a loss on extinguishment of debt of $93.8 million in 2014. The Company used the remaining net proceeds from the sale of the Notes for general corporate purposes. The Notes are Tiffany & Co.’s general unsecured obligations and rank equally in right of payment with all of Tiffany & Co.’s existing and any future unsecured senior debt and rank senior in right of payment to any of Tiffany & Co.’s future subordinated debt.

TIFFANY & CO.

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

At January 31, 2016, the Company was in compliance with all debt covenants. In the event of any default of payment or performance obligations extending beyond applicable cure periods as set forth in the agreements governing the Company's applicable debt instruments, such agreements may be terminated or payment of the applicable debt may be accelerated. Further, each of the New Credit Facilities, the Tiffany-Shanghai Credit Agreement, the agreements governing the 2010 1.72% Notes and the 2012 4.40% Series B Notes, and certain other loan agreements contain cross default provisions permitting the

TIFFANY & CO.

termination and acceleration of the loans, or acceleration of the notes, as the case may be, in the event that certain of the Company's other debt obligations are terminated or accelerated prior to their maturity.

Long-Term Debt Maturities

Aggregate maturities of long-term debt as of January 31, 2016 are as follows:

Years Ending January 31,	Amount [a] (in millions)
2017	$84.2
2018	—
2019	—
2020	—
2021	—
Thereafter	800.0
$884.2

[a]	Amounts exclude any unamortized discount or premium.

Letters of Credit

The Company has available letters of credit and financial guarantees of $75.0 million of which $26.6 million was outstanding at January 31, 2016. Of those available letters of credit and financial guarantees, $60.2 million expires within one year. These amounts do not include letters of credit issued under the Credit Facilities.

H.    HEDGING INSTRUMENTS

Background Information

The Company uses derivative financial instruments, including interest rate swaps, forward contracts, put option contracts and net-zero-cost collar arrangements (combination of call and put option contracts) to mitigate a portion of its exposures to changes in interest rates, foreign currency and precious metal prices.

Derivative Instruments Designated as Hedging Instruments. If a derivative instrument meets certain hedge accounting criteria, it is recorded on the consolidated balance sheet at its fair value, as either an asset or a liability, with an offset to current or comprehensive earnings, depending on whether the hedge is designated as one of the following on the date it is entered into:

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

Derivative Instruments Not Designated as Hedging Instruments. Derivative instruments which do not meet the criteria to be designated as a hedge are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current earnings.

The Company does not use derivative financial instruments for trading or speculative purposes.

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of additional debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. As of January 31, 2016, $21.1 million remains recorded as an unrealized loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014 (refer to "Note G - Debt"). The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in 2014 and recorded an unrealized loss within accumulated other comprehensive loss. As of January 31, 2016, $4.0 million remains recorded as an unrealized loss and is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

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

TIFFANY & CO.

As of January 31, 2016, the notional amount of foreign exchange forward contracts accounted for as cash flow hedges was as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥17,444.7	$145.5
British pound		£15.0	23.0
Derivatives not designated as hedging instruments:
U.S. dollar		$52.8	$52.8
Euro		€15.1	16.5
British pound		£3.9	5.5
Japanese yen		¥1,048.5	8.8
Hong Kong dollar	HK$	58.2	7.4
Mexican peso	₱	215.2	12.3
Singapore dollar	S$	28.6	19.9
Swiss franc	Fr.	22.2	22.1

The maximum term of the Company's outstanding foreign exchange forward contracts as of January 31, 2016 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. In 2015, the Company increased the term over which it is hedging its exposure to volatility in precious metal prices, as well as the portion of expected future metals purchases hedged, which has increased the number of precious metal derivative instruments outstanding at the end of the period. As of January 31, 2016, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 24 months. As of January 31, 2016, there were precious metal derivative instruments outstanding for approximately 72,000 ounces of platinum, 1,440,000 ounces of silver and 50,000 ounces of gold.

TIFFANY & CO.

Information on the location and amounts of derivative gains and losses in the consolidated financial statements is as follows:

	Years Ended January 31,
	2016		2015
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$3.9	$20.2	$23.2	$18.7
Precious metal collars [a]	0.2	—	—	—
Precious metal forward contracts [a]	(26.3)	(7.0)	(4.4)	(4.2)
Forward-starting interest rate swaps [b]	—	(1.5)	(4.2)	(1.5)
	$(22.2)	$11.7	$14.6	$13.0

[a]	The gain or loss recognized in earnings is included within Cost of sales.

[b]	The gain or loss recognized in earnings is included within Interest expense and financing costs.

The gains and losses on derivatives not designated as hedging instruments were not significant in the year ended January 31, 2016. Such gains were $10.5 million in the year ended January 31, 2015 and were included in other expense (income), net. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended January 31, 2016 and 2015. The Company expects approximately $7.8 million of net pre-tax derivative losses included in accumulated other comprehensive income at January 31, 2016 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities and are considered to be most reliable.

TIFFANY & CO.

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs reflecting the reporting entity's own assumptions and require the most judgment.

The Company's derivative instruments are considered Level 2 instruments for the purposes of determining fair value. The Company's foreign exchange forward contracts, as well as its put option contracts, are primarily valued using the appropriate foreign exchange spot rates. The Company's precious metal forward contracts and collars are primarily valued using the relevant precious metal spot rate. The Company's interest rate swaps were primarily valued using the 3-month LIBOR rate. For further information on the Company's hedging instruments and program, see "Note H - Hedging Instruments."

Financial assets and liabilities carried at fair value at January 31, 2016 are classified in the table below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Marketable securities [a]	$31.8	$31.8	$—	$—	$31.8
Time deposits [b]	43.0	43.0	—	—	43.0
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	0.6	—	0.6	—	0.6
Precious metal collar contracts [c]	0.2	—	0.2	—	0.2
Foreign exchange forward contracts [c]	1.6	—	1.6	—	1.6
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	1.3	—	1.3	—	1.3
Total financial assets	$78.5	$74.8	$3.7	$—	$78.5

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$13.4	$—	$13.4	$—	$13.4
Foreign exchange forward contracts [d]	2.4	—	2.4	—	2.4
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	1.4	—	1.4	—	1.4
Total financial liabilities	$17.2	$—	$17.2	$—	$17.2

TIFFANY & CO.

Financial assets and liabilities carried at fair value at January 31, 2015 are classified in the table below in one of the three categories described above:

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Marketable securities [a]	$53.5	$53.5	$—	$—	$53.5
Time deposits [b]	1.5	1.5	—	—	1.5
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	0.3	—	0.3	—	0.3
Foreign exchange forward contracts [c]	15.1	—	15.1	—	15.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	7.1	—	7.1	—	7.1
Total financial assets	$77.5	$55.0	$22.5	$—	$77.5

	Carrying Value	Estimated Fair Value			Total Fair Value
(in millions)		Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$3.2	$—	$3.2	$—	$3.2
Foreign exchange forward contracts [d]	0.1	—	0.1	—	0.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	2.0	—	2.0	—	2.0
Total financial liabilities	$5.3	$—	$5.3	$—	$5.3

[a]	Included within Other assets, net.

[b]	Included within Short-term investments.

[c]	Included within Prepaid expenses and other current assets or Other assets, net evaluated based on the maturity of the contract.

[d]	Included within Accounts payable and accrued liabilities or Other long-term liabilities evaluated based on the maturity of the contract.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and as such is measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $1.1 billion and the corresponding fair value was approximately $1.1 billion and $1.2 billion at January 31, 2016 and 2015.

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

TIFFANY & CO.

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

The Company entered into sale-leaseback arrangements for its Retail Service Center, a distribution and administrative office facility in New Jersey, in 2005 and for the TIFFANY & CO. stores in Tokyo's Ginza shopping district and on London's Old Bond Street in 2007. These sale-leaseback arrangements resulted in total deferred gains of $144.5 million which are being amortized in SG&A expenses over periods that range from 15 to 20 years. As of January 31, 2016, $55.1 million of these deferred gains remained to be amortized.

Rent expense for the Company's operating leases consisted of the following:

	Years Ended January 31,
(in millions)	2016	2015	2014
Minimum rent for retail locations	$172.2	$158.2	$146.1
Contingent rent based on sales	34.9	38.6	36.3
Office, distribution and manufacturing facilities and equipment	37.0	35.8	42.5
	$244.1	$232.6	$224.9

In addition, the Company operates certain TIFFANY & CO. stores within various department stores outside the U.S. and has agreements where the department store operators provide store facilities and other services. The Company pays the department store operators a percentage fee based on sales generated in these locations (recorded as commission expense within SG&A expenses) which totaled $109.4 million, $113.7 million and $117.1 million in 2015, 2014 and 2013, and which are not included in the table above.

Aggregate annual minimum rental payments under non-cancelable operating leases are as follows:

Years Ending January 31,	Annual Minimum Rental Payments [a] (in millions)
2017	$273.6
2018	244.7
2019	172.1
2020	156.3
2021	141.4
Thereafter	597.7

[a]	Operating lease obligations do not include obligations for property taxes, insurance and maintenance that are required by most lease agreements.

TIFFANY & CO.

Diamond Sourcing Activities

The Company has agreements with various diamond producers to purchase defined portions of their mines' output at prevailing fair market prices. Under those agreements, management anticipates that it will purchase approximately $100.0 million of rough diamonds in 2016. Purchases beyond 2016 that are contingent upon mine production at then-prevailing fair market prices cannot be reasonably estimated. In addition, the Company also regularly purchases rough and polished diamonds from other suppliers, although it has no contractual obligations to do so.

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

At January 31, 2016, there was $43.8 million of principal outstanding under this Loan (see "Note B - Summary of Significant Accounting Policies"). In August 2015, Koidu requested that its interest payment due in July 2015 be deferred until a future date to be determined, and it advised the Company that it was likely to request a deferral of interest payments due in August and September of 2015. Based on these requests and other discussions with Koidu, in which Koidu had informed the Company that it was seeking additional sources of capital to fund ongoing operations of the mine, and with consideration given to the fact that Koidu did not respond to the Company's request for a proposed revised payment schedule for its obligations under the Loan, management believed that it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the Loan, and recorded an impairment charge, and related valuation allowance, of $9.6 million in the second quarter of 2015. Additionally, the Company ceased accruing interest income on the outstanding Loan balance as of July 31, 2015.

TIFFANY & CO.

As of January 31, 2016, Koidu has not made any of its interest payments due in July 2015 and thereafter, nor its principal payment due in September 2015. The missed payments constitute events of default under the Loan. Koidu has yet to provide a proposed revised payment schedule for its obligations under the Loan. In February 2016, the Company received the results from two separate and independent reviews of Koidu's operational plans, forecasts, and cash flow projections for the mine, which were commissioned by the Company and by Koidu's largest creditor, respectively. Based on these factors, ongoing discussions with Koidu, and consideration of the possible actions that all parties, including the Government of Sierra Leone and Koidu's largest creditor, may take under the circumstances, management believes that it is probable that the portion of the amounts due under the contractual terms of the Loan that the Company will be unable to collect will be greater than originally estimated, and recorded an impairment charge, and related valuation allowance, of $28.3 million in the fourth quarter of 2015. The carrying amount of the Company’s loan receivable from Koidu, net of the valuation allowance, is $5.9 million at January 31, 2016.

The Company intends to continue to participate in discussions with Koidu regarding operational plans, forecasts and cash flow projections for the mine, as well as revisions to the payment schedule for the Loan. The Company also intends to continue to participate in discussions with certain of Koidu's stakeholders, including its largest creditor and the Government of Sierra Leone. The outcome of these discussions, as well as any other developments, will inform management's ongoing evaluation of the collectability of the Loan and the accrual of interest income. It is possible that such ongoing evaluation may result in additional changes to management's assessment of collectability. While such changes in management's assessment would not have a material adverse effect on the Company's financial position or cash flows, it is possible that such a change in assessment could affect the Company's earnings in the period in which such a change were to occur.

The Company also provided financing of $3.1 million during the year ended January 31, 2014 to a diamond mining and exploration company.

Contractual Cash Obligations and Contingent Funding Commitments

At January 31, 2016, the Company's contractual cash obligations and contingent funding commitments were for inventory purchases of $319.1 million (which includes the $100.0 million obligation discussed in Diamond Sourcing Activities above), as well as for other contractual obligations of $91.7 million (primarily for construction-in-progress, technology licensing and service contracts, advertising and media agreements and fixed royalty commitments).

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
In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million

TIFFANY & CO.

(or approximately $72.0 million at January 31, 2016) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.7 billion at January 31, 2016) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $118.0 million at January 31, 2016) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $533.0 million at January 31, 2016) (calculated based on alleged future lost profits of the Tiffany Parties).

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

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award is set aside. However, the Swatch Parties have taken action in the Dutch courts to appeal the District Court's decision, and the Arbitration Award may ultimately be upheld by the courts of the Netherlands. Registrant’s management expects that the annulment action will not be ultimately resolved until at the earliest, Registrant's fiscal year ending January 31, 2017.

If the Arbitration Award is finally annulled, management anticipates that the claims and counterclaims that formed the basis of the Arbitration, and potentially additional claims and counterclaims, will be litigated in court proceedings between and among the Swatch Parties and the Tiffany Parties. The identity

TIFFANY & CO.

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

Although the District Court has issued a decision in favor of the Tiffany Parties, an amount will only be recorded for any return of amounts paid under the Arbitration Award when the District’s Court decision is final (i.e., after all rights of appeal have been exhausted) and return of these amounts is deemed probable and collection is reasonably assured. As such, the Company has not recorded any amounts in its consolidated financial statements related to the District Court’s decision.

Additionally, management has not established any accrual in the Company's consolidated financial statements for the year ended January 31, 2016 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

Royalties payable to the Tiffany Parties by Watch Company under the Agreements were not significant in any year and watches manufactured by Watch Company and sold in TIFFANY & CO. stores constituted 1% of worldwide net sales in 2013. In April 2015, management introduced new TIFFANY & CO. brand watches, which have been designed, produced, marketed and distributed through certain of the Company's Swiss subsidiaries.

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

Environmental Matter

In 2005, the US Environmental Protection Agency ("EPA") designated a 17-mile stretch of the Passaic River (the "River") part of the Diamond Alkali “Superfund” site. This designation resulted from the detection of hazardous substances emanating from the site, which was previously home to the Diamond Shamrock Corporation, a manufacturer of pesticides and herbicides. Under the Superfund law, the EPA will negotiate with potentially responsible parties to agree on remediation approaches.

TIFFANY & CO.

The Company, which operated a silverware manufacturing facility near a tributary of the River from approximately 1897 to 1985, is one of more than 300 parties (the "Potentially Responsible Parties") designated in litigation as potentially responsible parties with respect to the River. The EPA issued general notice letters to 125 of these parties. The Company, along with approximately 70 other Potentially Responsible Parties (collectively, the "Cooperating Parties Group" or "CPG") voluntarily entered into an Administrative Settlement Agreement and Order on Consent ("AOC") with the EPA in May 2007 to perform a Remedial Investigation/Feasibility Study (the "RI/FS") of the lower 17 miles of the River. In June 2012, most of the CPG voluntarily entered into a second AOC related to focused remediation actions at Mile 10.9 of the River. The actions under the Mile 10.9 AOC are complete (except for continued monitoring), the Remedial Investigation ("RI") portion of the RI/FS was submitted to the EPA on February 19, 2015, and the Feasibility Study ("FS") portion of the RI/FS was submitted to the EPA on April 30, 2015. The Company has accrued for its financial obligations under both AOCs, which have not been material to its financial position or results of operations in previous financial periods or on a cumulative basis.

The FS presented and evaluated three options for remediating the lower 17 miles of the River, including the approach recommended by the EPA in its Focused Feasibility Study discussed below, as well as a fourth option of taking no action, and recommended an approach for a targeted remediation of the entire 17-mile stretch of the River. The estimated cost of the approach recommended by the CPG in the FS is approximately $483.0 million. The RI and FS are being reviewed by the EPA and other governmental agencies and stakeholders. Ultimately, the Company expects that the EPA will identify and negotiate with any or all of the potentially responsible parties regarding any remediation action that may be necessary, and issue a Record of Decision with a proposed approach to remediating the entire lower 17-mile stretch of the River.

Separately, on April 11, 2014, the EPA issued a proposed plan for remediating just the lower eight miles of the River, which is supported by a Focused Feasibility Study (the "FFS"). The FFS evaluated three remediation options for the lower eight miles, as well as a fourth option of taking no action. Following a public review and comment period and the EPA's review of comments received, the EPA issued a Record of Decision on March 4, 2016 that set forth its decision on a remediation plan for the lower eight miles of the River. The identified remediation plan is estimated by the EPA to cost $1.38 billion. The Record of Decision did not identify any party or parties as being responsible for the design of the remediation or for the remediation itself. However, concurrent with issuing its Record of Decision, the EPA noted that it plans to begin discussions with the parties responsible for the contamination to seek their performance of, or payment for, the remediation work for the lower eight miles of the River. The EPA further noted that it expects the design of the necessary remediation activities, which is estimated to take three to four years, to be outlined in a legally binding document. The remediation is expected to follow the design process, and the EPA has estimated that remediation would take another six years to complete.

With respect to remediation of the lower eight miles of the River, until the EPA reaches an agreement, if any, with any potentially responsible party or parties to fund the design and remediation work (or pursues legal or administrative action to require any potentially responsible party or parties to perform, or pay for, the design and remediation work), it cannot be determined which potentially responsible party or parties will be responsible for such design and remediation, or how the estimated $1.38 billion cost identified in the Record of Decision will be allocated among any potentially responsible parties. Further, until a Record of Decision is issued with respect to the RI/FS, neither the ultimate remedial approach for the remaining upper nine miles of the relevant 17-mile stretch of the River and its cost, nor the Company's participation, if any, relative to the other potentially responsible parties in this approach and cost, can be determined.

As such, the Company's obligations, if any, beyond those already recorded for the 2007 AOC and the Mile 10.9 AOC cannot be determined at this time, and the Company has therefore not recorded any additional liability related to this matter. In light of the number of companies that have previously been identified as Potentially Responsible Parties (i.e., the more than 300 parties that were initially designated in litigation as potentially responsible parties), which includes, but goes well beyond those approximately 70

TIFFANY & CO.

companies in the CPG that participated in the 2007 AOC and the Mile 10.9 AOC, and the Company's relative participation in the costs related to the 2007 AOC and Mile 10.9 AOC, the Company does not expect that its ultimate liability, if any, related to these matters will be material to its financial position. It is, however, possible that, when the uncertainties discussed above are resolved, any resulting liability could be material to its results of operations or cash flows in the period in which such uncertainties are resolved.

Other

In the fourth quarter of 2015 and the first quarter of 2013, the Company implemented specific cost-reduction initiatives and recorded $8.8 million and $9.4 million, respectively, of expense within SG&A expenses. These unrelated cost-reduction initiatives included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

K.	RELATED PARTIES

The Company's Chairman of the Board was a member of the Board of Directors of The Bank of New York Mellon through April 14, 2015. The Bank of New York Mellon serves as the Company's trustee for its Senior Notes due in 2024 and 2044, participates as a co-syndication agent and lender for its New Credit Facilities, provides other general banking services and serves as the trustee and an investment manager for the Company's pension plan. Fees paid to the bank for services rendered and interest on debt amounted to $0.7 million, $1.3 million and $1.6 million in 2015, 2014 and 2013.

L.    STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

	January 31,
(in millions)	2016	2015
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(135.3)	$(76.3)
Unrealized (loss) gain on marketable securities	(1.0)	1.9
Deferred hedging loss	(26.8)	(5.4)
Net unrealized loss on benefit plans	(115.0)	(210.7)
	$(278.1)	$(290.5)

TIFFANY & CO.

Additions to and reclassifications out of accumulated other comprehensive earnings (loss) are as follows:

	Years Ended January 31,
(in millions)	2016	2015	2014
Foreign currency translation adjustments	$(59.9)	$(101.9)	$(31.7)
Income tax benefit	0.9	8.8	4.5
Foreign currency adjustments, net of tax	(59.0)	(93.1)	(27.2)
Unrealized (loss) gain on marketable securities	(4.1)	(0.9)	1.2
Reclassification for gain included in net earnings [a]	(0.4)	—	—
Income tax benefit (expense)	1.6	0.1	(0.4)
Unrealized (loss) gain on marketable securities, net of tax	(2.9)	(0.8)	0.8
Unrealized (loss) gain on hedging instruments	(22.2)	14.6	8.7
Reclassification adjustment for gain included in net earnings [b]	(11.7)	(13.0)	(14.0)
Income tax benefit (expense)	12.5	(0.4)	1.9
Unrealized (loss) gain on hedging instruments, net of tax	(21.4)	1.2	(3.4)
Prior service cost	—	(0.5)	—
Net actuarial gain (loss)	122.5	(234.6)	86.3
Amortization of net loss included in net earnings [c]	30.4	13.1	19.2
Amortization of prior service (credit) cost included in net earnings [c]	(0.6)	(0.4)	0.3
Income tax (expense) benefit	(56.6)	83.2	(40.7)
Net unrealized gain (loss) on benefit plans, net of tax	95.7	(139.2)	65.1
Total other comprehensive earnings (loss), net of tax	$12.4	$(231.9)	$35.3

[a]	These losses are reclassified into Other expense (income), net.

[b]	These gains are reclassified into Interest expense and financing costs and Cost of sales (see "Note H - Hedging Instruments" for additional details).

[c]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note N - Employee Benefit Plans" for additional details).

Stock Repurchase Program

In January 2011, the Company's Board of Directors approved a stock repurchase program ("2011 Program") and terminated a previously-existing program. The 2011 Program authorized the Company to repurchase up to $400.0 million of its Common Stock through open market or private transactions. The timing of repurchases and the actual number of shares to be repurchased depended on a variety of discretionary factors such as stock price, cash-flow forecasts and other market conditions. The Company suspended share repurchases during the second quarter of 2012. In January 2013, the Board of Directors extended the expiration date of the 2011 Program to January 31, 2014. The 2011 Program expired on January 31, 2014 with $163.8 million of unused capacity.

In March 2014, the Company's Board of Directors approved a share repurchase program ("2014 Program") which authorized the Company to repurchase up to $300.0 million of its Common Stock through open market transactions. The program had an expiration date of March 31, 2017, but was terminated in January 2016 in connection with the authorization of a new program with increased

TIFFANY & CO.

repurchase capacity (as described in more detail below). Approximately $58.6 million remained available for repurchase under the 2014 Program at the time of its termination.

In January 2016, the Company's Board of Directors approved a new share repurchase program ("2016 Program") which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions and terminated the 2014 Program. Purchases under the 2014 Program were, and purchases under the 2016 Program have been, executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The 2016 Program will expire on January 31, 2019. Approximately $494.0 million remained available for repurchase under the 2016 Program at January 31, 2016.

The Company's share repurchase activity was as follows:

	Years Ended January 31,
(in millions, except per share amounts)	2016	2015	2014
Cost of repurchases	$220.4	$27.0	$—
Shares repurchased and retired	2.8	0.3	—
Average cost per share	$78.40	$89.91	$—

Cash Dividends

The Company's Board of Directors declared quarterly dividends which, on an annual basis, totaled $1.58, $1.48 and $1.34 per share of Common Stock in 2015, 2014 and 2013.

On February 18, 2016, the Company's Board of Directors declared a quarterly dividend of $0.40 per share of Common Stock. This dividend will be paid on April 11, 2016 to stockholders of record on March 21, 2016.

M.        STOCK COMPENSATION PLANS

The Company has two stock compensation plans under which awards may be made: the Employee Incentive Plan and the Directors Equity Compensation Plan, both of which were approved by the stockholders. No award may be made under the Employee Incentive Plan after May 22, 2024 or under the Directors Equity Compensation Plan after May 15, 2018.

Under the Employee Incentive Plan, the maximum number of common shares authorized for issuance was 8.7 million. Awards may be made to employees of the Company or its related companies in the form of stock options, stock appreciation rights, shares of stock (or rights to receive shares of stock) and cash. Awards made in the form of non-qualified stock options, tax-qualified incentive stock options or stock appreciation rights have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair market value.

The Company has granted time-vesting restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs") and stock options under the Employee Incentive Plan. Stock options vest primarily in increments of 25% per year over four years. RSUs and PSUs issued to the executive officers vest primarily at the end of a three-year period. RSUs issued to other management employees vest primarily in increments of 25% per year over a four-year period. Vesting of all PSUs is contingent on the Company's performance against pre-set objectives established by the Compensation Committee of the Company's Board of Directors. The PSUs and RSUs require no payment from the employee. PSU and RSU payouts

TIFFANY & CO.

will be in shares of Company stock at vesting. Compensation expense is recognized using the fair market value at the date of grant and recorded ratably over the vesting period. However, PSU compensation expense may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Award holders are not entitled to receive dividends on unvested stock options, PSUs or RSUs.

Under the Directors Equity Compensation Plan, the maximum number of shares of Common Stock authorized for issuance was 1.0 million (subject to adjustment); awards may be made to non-employee directors of the Company in the form of stock options or shares of stock but may not exceed 25 thousand (subject to adjustment) shares per non-employee director in any fiscal year. Awards of shares (or rights to receive shares) reduce the above authorized amount by 1.58 shares for every share delivered pursuant to such an award. Awards made in the form of stock options may have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair market value unless the director has agreed to forego all or a portion of his or her annual cash retainer or other fees for service as a director in exchange for below-market exercise price options. Director options vest immediately. Director RSUs vest over a one-year period.

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

	Years Ended January 31,
	2016	2015	2014
Dividend yield	1.9%	1.3%	1.2%
Expected volatility	28.1%	30.2%	39.6%
Risk-free interest rate	1.5%	1.5%	1.4%
Expected term in years	5	5	5

A summary of the option activity for the Company's stock option plans is presented below:

	Number of Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in millions)
Outstanding at January 31, 2015	1.7	$68.76	7.38	$32.3
Granted	0.7	64.58
Exercised	(0.1)	38.19
Forfeited/canceled	(0.2)	76.61
Outstanding at January 31, 2016	2.1	$67.59	7.02	$7.9
Exercisable at January 31, 2016	1.1	$62.78	4.74	$7.3

TIFFANY & CO.

The weighted-average grant-date fair value of options granted for the years ended January 31, 2016, 2015 and 2014 was $14.42, $22.25 and $29.11. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended January 31, 2016, 2015 and 2014 was $2.4 million, $44.1 million and $39.5 million.

A summary of the activity for the Company's RSUs is presented below:

	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2015	0.6	$75.46
Granted	0.3	80.44
Vested	(0.3)	84.73
Forfeited	(0.1)	78.44
Non-vested at January 31, 2016	0.5	$79.02

A summary of the activity for the Company's PSUs is presented below:

	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2015	0.7	$70.80
Granted	0.3	58.09
Vested	(0.1)	57.06
Forfeited/canceled	(0.2)	61.96
Non-vested at January 31, 2016	0.7	$70.56

The weighted-average grant-date fair value of RSUs granted for the years ended January 31, 2015 and 2014 was $90.68 and $68.66. The weighted-average grant-date fair value of PSUs granted for the years ended January 31, 2015 and 2014 was $82.88 and $83.73.

As of January 31, 2016, there was $65.6 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Employee Incentive Plan and Directors Equity Compensation Plan. The expense is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of RSUs vested during the years ended January 31, 2016, 2015 and 2014 was $18.0 million, $27.7 million and $26.5 million. The total fair value of PSUs vested during the years ended January 31, 2016, 2015 and 2014 was $4.1 million, $8.1 million and $10.2 million.

Total compensation cost for stock-based compensation awards recognized in income and the related income tax benefit was $24.5 million and $7.9 million for the year ended January 31, 2016, $26.5 million and $8.9 million for the year ended January 31, 2015 and $32.2 million and $11.4 million for the year ended January 31, 2014. Total stock-based compensation cost capitalized in inventory was not significant.

N.	EMPLOYEE BENEFIT PLANS

Pensions and Other Postretirement Benefits

The Company maintains the following pension plans: a noncontributory defined benefit pension plan qualified in accordance with the Internal Revenue Service Code ("Qualified Plan") covering substantially all U.S. employees hired before January 1, 2006, a non-qualified unfunded retirement income plan

TIFFANY & CO.

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

Qualified Plan benefits are based on (i) average compensation in the highest paid five years of the last 10 years of employment ("average final compensation") and (ii) the number of years of service. Participants with at least 10 years of service who retire after attaining age 55 may receive reduced retirement benefits. Participants who have at least five years of service when their employment with the Company terminates may also receive certain benefits. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash contribution was required in 2015 and none is required in 2016 to meet the minimum funding requirements of the Employee Retirement Income Security Act. The Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan, did not make such contributions in 2015 and currently does not anticipate making such contributions in 2016. This expectation is subject to change based on management’s assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions.

The Qualified Plan, Excess Plan and SRIP exclude all employees hired on or after January 1, 2006. Instead, employees hired on or after January 1, 2006 are eligible to receive a defined contribution retirement benefit under the Employee Profit Sharing and Retirement Savings ("EPSRS") Plan (see "Employee Profit Sharing and Retirement Savings Plan" below). Employees hired before January 1, 2006 continue to be eligible for and accrue benefits under the Qualified Plan.

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

TIFFANY & CO.

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

Obligations and Funded Status

The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the pension and other postretirement benefit plans as of the measurement date:

	January 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$841.7	$615.9	$92.9	$54.7
Service cost	22.6	16.8	4.2	2.4
Interest cost	30.6	28.3	3.2	2.6
Participants' contributions	—	—	1.3	1.5
Amendments	—	0.8	—	—
MMA retiree drug subsidy	—	—	0.2	0.1
Actuarial (gain) loss	(128.8)	202.3	(20.4)	34.9
Benefits paid	(23.1)	(20.2)	(3.0)	(3.3)
Curtailments	(0.2)	—	—	—
Translation	(0.2)	(2.2)	—	—
Benefit obligation at end of year	742.6	841.7	78.4	92.9
Change in plan assets:
Fair value of plan assets at beginning of year	406.0	397.4	—	—
Actual return on plan assets	(2.2)	26.0	—	—
Employer contribution	5.1	2.8	1.5	1.7
Participants' contributions	—	—	1.3	1.5
MMA retiree drug subsidy	—	—	0.2	0.1
Benefits paid	(23.1)	(20.2)	(3.0)	(3.3)
Fair value of plan assets at end of year	385.8	406.0	—	—
Funded status at end of year	$(356.8)	$(435.7)	$(78.4)	$(92.9)

Actuarial gains in 2015 reflect increases in the discount rates for all plans. Actuarial losses in 2014 reflect decreases in the discount rates for all plans, and for the U.S. plans, also reflect the impact of adopting updated mortality assumptions issued by the Society of Actuaries in October 2014.

TIFFANY & CO.

The following tables provide additional information regarding the Company's pension plans' projected benefit obligations and assets (included in pension benefits in the table above) and accumulated benefit obligation:

	January 31, 2016
(in millions)	Qualified	Excess/SRIP	Other	Total
Projected benefit obligation	$620.8	$105.5	$16.3	$742.6
Fair value of plan assets	385.8	—	—	385.8
Funded status	$(235.0)	$(105.5)	$(16.3)	$(356.8)
Accumulated benefit obligation	$556.8	$92.1	$13.5	$662.4

	January 31, 2015
(in millions)	Qualified	Excess/SRIP	Other	Total
Projected benefit obligation	$693.3	$133.1	$15.3	$841.7
Fair value of plan assets	406.0	—	—	406.0
Funded status	$(287.3)	$(133.1)	$(15.3)	$(435.7)
Accumulated benefit obligation	$620.6	$97.4	$12.6	$730.6

At January 31, 2016, the Company had a current liability of $7.1 million and a non-current liability of $428.1 million for pension and other postretirement benefits. At January 31, 2015, the Company had a current liability of $4.3 million and a non-current liability of $524.2 million for pension and other postretirement benefits.

Amounts recognized in accumulated other comprehensive loss consist of:

	January 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2016	2015	2016	2015
Net actuarial loss	$180.1	$311.2	$10.4	$32.4
Prior service cost (credit)	0.8	0.9	(3.0)	(3.7)
Total before tax	$180.9	$312.1	$7.4	$28.7

The estimated pre-tax amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost within the next 12 months is as follows:

(in millions)	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$15.5	$0.2
Prior service credit	—	(0.7)
	$15.5	$(0.5)

TIFFANY & CO.

Components of Net Periodic Benefit Cost and
Other Amounts Recognized in Other Comprehensive Earnings

	Years Ended January 31,
	Pension Benefits			Other Postretirement Benefits
(in millions)	2016	2015	2014	2016	2015	2014
Service cost	$22.6	$16.8	$19.1	$4.2	$2.4	$2.8
Interest cost	30.6	28.3	27.0	3.2	2.6	2.8
Expected return on plan assets	(24.7)	(23.6)	(22.2)	—	—	—
Curtailments	0.2	—	—	—	—	—
Amortization of prior service cost	—	0.3	1.0	(0.7)	(0.7)	(0.7)
Amortization of net loss	28.9	13.1	19.0	1.5	—	0.2
Net periodic benefit cost	57.6	34.9	43.9	8.2	4.3	5.1

Net actuarial (gain) loss	(102.1)	199.8	(71.2)	(20.4)	34.8	(15.1)
Recognized actuarial loss	(28.9)	(13.1)	(19.0)	(1.5)	—	(0.2)
Prior service cost	—	0.5	—	—	—	—
Recognized prior service (cost) credit	(0.1)	(0.3)	(1.0)	0.7	0.7	0.7
Total recognized in other comprehensive earnings	(131.1)	186.9	(91.2)	(21.2)	35.5	(14.6)
Total recognized in net periodic benefit cost and other comprehensive earnings	$(73.5)	$221.8	$(47.3)	$(13.0)	$39.8	$(9.5)

Assumptions

Weighted-average assumptions used to determine benefit obligations:

	January 31,
	2016	2015
Discount rate:
Qualified Plan	4.50%	3.75%
Excess Plan/SRIP	4.25%	3.75%
Other Plans	1.05%	1.12%
Other Postretirement Benefits	4.50%	3.50%
Rate of increase in compensation:
Qualified Plan	3.00%	2.75%
Excess Plan	4.25%	4.25%
SRIP	6.50%	7.25%
Other Plans	1.18%	1.22%

TIFFANY & CO.

Weighted-average assumptions used to determine net periodic benefit cost:

	Years Ended January 31,
	2016	2015	2014
Discount rate:
Qualified Plan	3.75%	4.75%	4.50%
Excess Plan/SRIP	3.75%	5.00%	4.50%
Other Plans	1.71%	1.81%	1.25%
Other Postretirement Benefits	3.50%	5.00%	4.50%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation:
Qualified Plan	2.75%	2.75%	2.75%
Excess Plan	4.25%	4.25%	4.25%
SRIP	7.25%	7.25%	7.25%
Other Plans	1.56%	1.33%	1.00%

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

For postretirement benefit measurement purposes, a 7.25% annual rate of increase in the per capita cost of covered health care was assumed for 2016. This rate was assumed to decrease gradually to 4.75% by 2023 and remain at that level thereafter.

Assumed health-care cost trend rates affect amounts reported for the Company's postretirement health-care benefits plan. A one-percentage-point increase in the assumed health-care cost trend rate would increase the Company's accumulated postretirement benefit obligation by approximately $3.9 million for the year ended January 31, 2016. Decreasing the assumed health-care cost trend rate by one-percentage point would decrease the Company's accumulated postretirement benefit obligation by approximately $2.8 million for the year ended January 31, 2016. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the Company's aggregate service and interest cost components of the 2015 postretirement expense.

Plan Assets

The Company's investment objectives, related to the Qualified Plan's assets, are the preservation of principal and balancing the management of interest rate risk associated with the duration of the plan's liabilities with the achievement of a reasonable rate of return over time. The Qualified Plan's assets are allocated based on an expectation that equity securities will outperform debt securities over the long term, but that as the plan's funded status (assets relative to liabilities) increases, the amount of assets allocated to fixed income securities which match the interest rate risk profile of the plan's liabilities will increase. The Company's target asset allocations based on its funded status as of January 31, 2016 is as follows: approximately 50% in equity securities; approximately 35% in fixed income securities; and approximately 15% in other securities. The Company attempts to mitigate investment risk by rebalancing asset allocation periodically.

TIFFANY & CO.

The fair value of the Qualified Plan's assets at January 31, 2016 and 2015 by asset category is as follows:

	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in millions)	January 31, 2016	Level 1	Level 2	Level 3
Equity securities:
Common/collective trusts [a]	115.9	—	115.9	—
U.S. equity securities	45.6	45.6	—	—
Mutual fund	27.4	27.4	—	—
Fixed income securities:
Government bonds	62.3	61.3	1.0	—
Corporate bonds	87.7	—	87.7	—
Other types of investments:
Cash and cash equivalents	2.5	2.5	—	—
Mutual funds	25.6	25.6	—	—
Limited partnerships	18.8	—	—	18.8
	$385.8	$162.4	$204.6	$18.8

	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in millions)	January 31, 2015	Level 1	Level 2	Level 3
Equity securities:
Common/collective trusts [a]	$288.4	$—	$288.4	$—
Fixed income securities:
Government bonds	27.7	23.6	4.1	—
Corporate bonds	33.9	—	33.9	—
Mortgage obligations	37.0	—	37.0	—
Other types of investments:
Limited partnerships	19.0	—	—	19.0
	$406.0	$23.6	$363.4	$19.0

*	See "Note I - Fair Value of Financial Instruments" for a description of the levels of inputs.

[a]	Common/collective trusts include investments in U.S. and international large, middle and small capitalization equities.

TIFFANY & CO.

The changes in fair value of the Qualified Plan's Level 3 assets is as follows:

(in millions)	Limited partnerships
January 31, 2014	$14.4
Unrealized gain, net	1.4
Realized gain, net	0.6
Purchases	5.6
Settlements	(3.0)
January 31, 2015	19.0
Unrealized gain, net	1.2
Realized gain, net	0.1
Purchases	3.7
Settlements	(5.2)
January 31, 2016	$18.8

Valuation Techniques

Investments in common/collective trusts and mutual funds are stated at estimated fair value which represents the net asset value of shares held by the Qualified Plan as reported by the investment advisor. The net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of shares outstanding. Investments in limited partnerships are valued at estimated fair value based on financial information received from the investment advisor and/or general partner.

Securities traded on the national securities exchange (certain government bonds) are valued at the last reported sales price or closing price on the last business day of the fiscal year. Investments traded in the over-the-counter market and listed securities for which no sales were reported (certain government bonds, corporate bonds and mortgage obligations) are valued at the last reported bid price. Certain fixed income investments are held in separately managed accounts and those investments are valued using the underlying securities in the accounts.

Benefit Payments

The Company expects the following future benefit payments to be paid:

Years Ending January 31,	Pension Benefits (in millions)	Other Postretirement Benefits (in millions)
2017	$24.4	$1.7
2018	24.9	1.8
2019	26.6	1.9
2020	27.3	2.0
2021	28.9	2.1
2022-2026	166.4	12.9

Employee Profit Sharing and Retirement Savings ("EPSRS") Plan

The Company maintains an EPSRS Plan that covers substantially all U.S.-based employees. Under the profit-sharing feature of the EPSRS Plan, the Company made contributions, in the form of newly-issued

TIFFANY & CO.

Company Common Stock through 2014, to the employees' accounts based on the achievement of certain targeted earnings objectives established by, or as otherwise determined by, the Company's Board of Directors. Beginning in 2015, these contributions were made in cash. The Company recorded no expense in 2015 and recorded expense of $3.1 million in 2014 and $3.9 million in 2013. Under the retirement savings feature of the EPSRS Plan, employees who meet certain eligibility requirements may participate by contributing up to 50% of their annual compensation, not to exceed Internal Revenue Service limits, and the Company may provide a matching cash contribution of 50% of each participant's contributions, with a maximum matching contribution of 3% of each participant's total compensation. The Company recorded expense of $7.3 million, $7.7 million and $7.1 million in 2015, 2014 and 2013. Contributions to both features of the EPSRS Plan are made in the following year.

Under the profit-sharing feature of the EPSRS Plan, for contributions made in the Company's stock, the Company's stock contribution is required to be maintained in such stock until the employee has two or more years of service, at which time the employee may diversify his or her Company stock account into other investment options provided under the plan. For contributions made in cash, the contribution is allocated within the participant's account based on their investment elections under the EPSRS Plan. If the participant has made no election, the contribution will be invested in the appropriate default target fund as determined by each participant's date of birth. Under the retirement savings portion of the EPSRS Plan, the employees have the ability to elect to invest a portion of their contribution and the related matching contribution in Company stock. At January 31, 2016, investments in Company stock represented 21% of total EPSRS Plan assets.

The EPSRS Plan provides a defined contribution retirement benefit ("DCRB") to eligible employees hired on or after January 1, 2006. Under the DCRB, the Company makes contributions each year to each employee's account at a rate based upon age and years of service. These contributions are deposited into individual accounts in each employee's name to be invested in a manner similar to the retirement savings portion of the EPSRS Plan. The Company recorded expense of $3.2 million, $4.6 million and $3.6 million in 2015, 2014 and 2013.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for directors, executives and certain management employees, whereby eligible participants may defer a portion of their compensation for payment at specified future dates, upon retirement, death or termination of employment. This plan also provides for an excess defined contribution retirement benefit ("Excess DC benefit") for certain eligible executives and management employees, hired on or after January 1, 2006. The Excess DC benefit is credited to the eligible employee's account, based on the compensation paid to the employee in excess of the IRS limits for contribution under the DCRB Plan. Under the plan, the deferred compensation is adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. The amounts accrued under the plans were $24.9 million and $27.1 million at January 31, 2016 and 2015, and are reflected in other long-term liabilities. The Company does not promise or guarantee any rate of return on amounts deferred.

TIFFANY & CO.

O.        INCOME TAXES

Earnings from operations before income taxes consisted of the following:

	Years Ended January 31,
(in millions)	2016	2015	2014
United States	$502.5	$484.5	$65.2
Foreign	207.4	253.0	189.7
	$709.9	$737.5	$254.9

The settlement of the Arbitration Award, as discussed in "Note J - Commitments and Contingencies", resulted in a significant change in the composition of geographical earnings from operations for the year ended January 31, 2014. This change resulted in a lower effective tax rate for the year ended January 31, 2014 because of lower tax rates on foreign earnings.

Components of the provision for income taxes were as follows:

	Years Ended January 31,
(in millions)	2016	2015	2014
Current:
Federal	$175.8	$130.9	$39.0
State	22.3	18.2	9.9
Foreign	49.8	66.5	52.5
	247.9	215.6	101.4
Deferred:
Federal	(15.4)	25.2	(28.6)
State	3.9	13.2	(2.3)
Foreign	9.6	(0.7)	3.0
	(1.9)	37.7	(27.9)
	$246.0	$253.3	$73.5

Reconciliations of the provision for income taxes at the statutory Federal income tax rate to the Company's effective income tax rate were as follows:

	Years Ended January 31,
	2016	2015	2014
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.4	2.8	2.0
Foreign losses with no tax benefit	—	0.7	1.3
Undistributed foreign earnings	(2.5)	(4.2)	(7.8)
Net change in uncertain tax positions	0.5	0.3	0.5
Domestic manufacturing deduction	(1.3)	(1.3)	(2.5)
Other	0.6	1.1	0.3
	34.7%	34.4%	28.8%

TIFFANY & CO.

The Company has the intent to indefinitely reinvest any undistributed earnings of all foreign subsidiaries. As of January 31, 2016 and 2015, the Company has not provided deferred taxes on approximately $685.0 million and $612.0 million of undistributed earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. U.S. Federal income taxes of approximately $118.0 million and $107.0 million would be incurred if these earnings were distributed.

Deferred tax assets (liabilities) consisted of the following:

	January 31,
(in millions)	2016	2015
Deferred tax assets:
Pension/postretirement benefits	$166.7	$203.0
Accrued expenses	34.3	36.4
Share-based compensation	18.3	17.3
Depreciation	6.6	14.4
Amortization	11.4	11.4
Foreign and state net operating losses	23.5	22.9
Sale-leaseback	30.4	36.3
Inventory	50.9	72.7
Financial hedging instruments	19.7	14.1
Unearned income	11.3	11.2
Other	53.6	37.1
	426.7	476.8
Valuation allowance	(19.5)	(16.2)
	407.2	460.6
Deferred tax liabilities:
Foreign tax credit	(25.1)	(34.8)
Net deferred tax asset	$382.1	$425.8

The Company has recorded a valuation allowance against certain deferred tax assets related to foreign net operating loss carryforwards where management has determined it is more likely than not that deferred tax assets will not be realized in the future. The overall valuation allowance relates to tax loss carryforwards and temporary differences for which no benefit is expected to be realized. Tax loss carryforwards of approximately $84.0 million exist in certain foreign jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from 2018 through 2026.

TIFFANY & CO.

The following table reconciles the unrecognized tax benefits:

			January 31,
(in millions)	2016	2015	2014
Unrecognized tax benefits at beginning of year	$8.3	$27.6	$28.2
Gross increases – tax positions in prior period	1.0	1.0	0.3
Gross decreases – tax positions in prior period	(0.4)	(5.4)	(0.4)
Gross increases – tax positions in current period	1.4	0.1	0.1
Settlements	—	(14.8)	(0.3)
Lapse of statute of limitations	(0.1)	(0.2)	(0.3)
Unrecognized tax benefits at end of year	$10.2	$8.3	$27.6

Included in the balance of unrecognized tax benefits at January 31, 2016, 2015 and 2014 are $9.1 million, $5.3 million and $18.7 million of tax benefits that, if recognized, would affect the effective income tax rate.

The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income taxes. During the years ended January 31, 2016, 2015 and 2014, the Company recognized approximately $1.7 million, $1.8 million and $1.9 million of expense associated with interest and penalties. Accrued interest and penalties are included within accounts payable and accrued liabilities and other long-term liabilities, and were $7.8 million and $6.0 million at January 31, 2016 and 2015.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2013) and New York State (tax years 2012–2014), as well as an audit that is being conducted by the IRS (tax years 2010–2012). Tax years from 2010–present are open to examination in the U.S. Federal jurisdiction and 2006–present are open in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. At January 31, 2016, total unrecognized tax benefits were $10.2 million of which approximately $9.1 million, if recognized, would affect the effective income tax rate. Management believes it is reasonably possible that a majority of the total gross amount provided for unrecognized tax benefits will decrease in the next 12 months. Future developments may result in a change in this assessment.

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

TIFFANY & CO.

Certain information relating to the Company's segments is set forth below:

	Years Ended January 31,
(in millions)	2016	2015	2014
Net sales:
Americas	$1,947.0	$2,033.5	$1,926.9
Asia-Pacific	1,003.1	1,025.2	944.7
Japan	541.3	554.3	578.6
Europe	505.7	513.3	476.2
Total reportable segments	3,997.1	4,126.3	3,926.4
Other	107.8	123.6	104.7
	$4,104.9	$4,249.9	$4,031.1
Earnings (losses) from operations*:
Americas	$390.8	$435.5	$374.3
Asia-Pacific	264.4	281.6	244.1
Japan	199.9	196.0	215.6
Europe	97.4	110.5	102.4
Total reportable segments	952.5	1,023.6	936.4
Other	6.4	4.9	(1.8)
	$958.9	$1,028.5	$934.6

*
Represents earnings (losses) from operations before (i) unallocated corporate expenses, (ii) interest expense, financing costs and other expense (income), net, (iii) loss on extinguishment of debt, and (iv) other operating expenses.

The Company's Chief Operating Decision Maker does not evaluate the performance of the Company's assets on a segment basis for internal management reporting and, therefore, such information is not presented.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Years Ended January 31,
(in millions)	2016	2015	2014
Earnings from operations for segments	$958.9	$1,028.5	$934.6
Unallocated corporate expenses	(152.1)	(137.1)	(140.7)
Interest expense, financing costs and other expense (income), net	(50.2)	(60.1)	(49.4)
Loss on extinguishment of debt	—	(93.8)	—
Other operating expense	(46.7)	—	(489.6)
Earnings from operations before income taxes	$709.9	$737.5	$254.9

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

TIFFANY & CO.

Other operating expense in the year ended January 31, 2016 represents impairment charges related to a financing arrangement with Koidu and expenses related to specific cost-reduction initiatives. See "Note J - Commitments and Contingencies" for additional details.

Loss on extinguishment of debt in the year ended January 31, 2015 was related to the redemption of $400.0 million in aggregate principal amount of the Private Placement Notes prior to their scheduled maturities. See "Note G - Debt" for additional details.
Other operating expense in the year ended January 31, 2014 was related to specific cost-reduction initiatives and the Arbitration Award. See "Note J - Commitments and Contingencies" for additional details.

Sales to unaffiliated customers and long-lived assets by geographic areas were as follows:

	Years Ended January 31,
(in millions)	2016	2015	2014
Net sales:
United States	$1,795.5	$1,870.8	$1,770.7
Japan	541.3	554.3	578.6
Other countries	1,768.1	1,824.8	1,681.8
	$4,104.9	$4,249.9	$4,031.1
Long-lived assets:
United States	$706.9	$680.1	$632.9
Japan	20.6	24.4	21.6
Other countries	256.7	239.2	241.9
	$984.2	$943.7	$896.4

Classes of Similar Products

	Years Ended January 31,
(in millions)	2016	2015	2014
Net sales:
Statement, fine & solitaire jewelry	$910.8	$930.2	$916.8
Engagement jewelry & wedding bands	1,170.2	1,245.1	1,182.2
Fashion jewelry	1,716.1	1,755.2	1,618.2
All other	307.8	319.4	313.9
	$4,104.9	$4,249.9	$4,031.1

TIFFANY & CO.

Q.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015 Quarters Ended*
(in millions, except per share amounts)	April 30	July 31 [a]	October 31	January 31 [b]
Net sales	$962.4	$990.5	$938.2	$1,213.6
Gross profit	569.0	593.0	564.5	764.8
Earnings from operations	170.0	172.8	156.4	260.9
Net earnings	104.9	104.9	91.0	163.2
Net earnings per share:
Basic	$0.81	$0.81	$0.71	$1.28
Diluted	$0.81	$0.81	$0.70	$1.28

[a]
On a pre-tax basis, includes a charge of $9.6 million for the quarter ended July 31, 2015, which reduced net earnings per diluted share by $0.05, associated with an impairment charge related to a financing arrangement with Koidu Limited (see "Note B - Summary of Significant Accounting Policies" and "Note J - Commitments and Contingencies").

[b]	On a pre-tax basis, includes charges for the quarter ended January 31, 2016 of:

i.
$28.3 million, which reduced net earnings per diluted share by $0.14, associated with an impairment charge related to a financing arrangement with Koidu Limited (see "Note B - Summary of Significant Accounting Policies" and "Note J - Commitments and Contingencies"); and

ii.
$8.8 million, which reduced net earnings per diluted share by $0.04, associated with severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered (see "Note J - Commitments and Contingencies").

	2014 Quarters Ended*
(in millions, except per share amounts)	April 30	July 31	October 31 [c]	January 31
Net sales	$1,012.1	$992.9	$959.6	$1,285.3
Gross profit	589.5	595.2	570.9	781.6
Earnings from operations	209.8	208.5	168.5	304.6
Net earnings	125.6	124.1	38.3	196.2
Net earnings per share:
Basic	$0.97	$0.96	$0.30	$1.52
Diluted	$0.97	$0.96	$0.29	$1.51

[c]
On a pre-tax basis, includes a charge of $93.8 million for the quarter ended October 31, which reduced net earnings per diluted share by $0.47, associated with the redemption of $400.0 million in aggregate principal amount of the Private Placement Notes prior to their scheduled maturities (see "Note G - Debt").

*	The sum of quarterly amounts may not agree with full year amounts due to rounding.

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

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is shown on page K-54. The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the Company's management and the independent registered public accounting firm to discuss specific accounting, financial reporting and internal control matters. Both the independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee. Each year the Audit Committee selects the firm that is to perform audit services for the Company.

Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2016 based on criteria in Internal Control - Integrated Framework issued by the COSO. The effectiveness of the Company's internal control over financial reporting as of January 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown on page K-54.

/s/ Frederic Cumenal
Chief Executive Officer

/s/ Ralph Nicoletti
Executive Vice President and Chief Financial Officer

Item 9B. Other Information.

NONE

TIFFANY & CO.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the sections titled "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers of the Company," "Item 1. Election of the Board," and "Board of Directors and Corporate Governance" in Registrant's Proxy Statement dated April 8, 2016.

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

See Registrant's Proxy Statement dated April 8, 2016, for additional information within the section titled "Business Conduct Policy and Code of Ethics."

Item 11. Executive Compensation.

Incorporated by reference from the section titled "Board of Directors and Corporate Governance" and "Compensation of the CEO and Other Executive Officers" in Registrant's Proxy Statement dated April 8, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the section titled "Ownership of the Company" and "Compensation of the CEO and Other Executive Officers" in Registrant's Proxy Statement dated April 8, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the sections titled "Board of Directors and Corporate Governance" and "Transactions with Related Persons" in Registrant's Proxy Statement dated April 8, 2016.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference from the section titled "Relationship with Independent Registered Public Accounting Firm" in Registrant's Proxy Statement dated April 8, 2016.

TIFFANY & CO.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Documents Filed As Part of This Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of January 31, 2016 and 2015.

Consolidated Statements of Earnings for the years ended January 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Earnings for the years ended January 31, 2016, 2015 and 2014.

Consolidated Statements of Stockholders' Equity for the years ended January 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended January 31, 2016, 2015 and 2014.

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

Date: March 28, 2016	TIFFANY & CO.
(Registrant)

By: /s/ Frederic Cumenal
Frederic Cumenal
Chief Executive Officer

TIFFANY & CO.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Frederic Cumenal	By:	/s/ Ralph Nicoletti
	Frederic Cumenal		Ralph Nicoletti
	Chief Executive Officer		Executive Vice President,
	(Principal Executive Officer)		Chief Financial Officer
	(Director)		(Principal Financial Officer)

By:	/s/ John S. Barresi	By:	/s/ Michael J. Kowalski
	John S. Barresi		Michael J. Kowalski
	Vice President, Controller		Chairman of the Board
	(Principal Accounting Officer)		Director

By:	/s/ Rose Marie Bravo	By:	/s/ Gary E. Costley
	Rose Marie Bravo		Gary E. Costley
	Director		Director

By:	/s/ Lawrence K. Fish	By:	/s/ Abby F. Kohnstamm
	Lawrence K. Fish		Abby F. Kohnstamm
	Director		Director

By:	/s/ Charles K. Marquis	By:	/s/ Peter W. May
	Charles K. Marquis		Peter W. May
	Director		Director

By:	/s/ William A. Shutzer	By:	/s/ Robert S. Singer
	William A. Shutzer		Robert S. Singer
	Director		Director

March 28, 2016

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

4.8	Upon the request of the Securities and Exchange Commission, Registrant will furnish a copy of all instruments defining the rights of holders of all other long-term debt of Registrant.

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

TIFFANY & CO.

Exhibit No. Description

10.14d
Fourth Amendment Agreement dated as of March 31, 2014 with respect to the Amortising Term Loan Facility Agreement (see Exhibit 10.14 above) between and among Koidu Limited (as Borrower), BSG Resources Limited (as Guarantor) and Laurelton Diamonds, Inc. (as Original Lender). Incorporated by reference from Exhibit 10.15d filed with Registrant’s Report on Form 8-K dated March 31, 2014.

10.14e
Fifth Amendment Agreement dated as of April 30, 2015 with respect to the Amortising Term Loan Facility Agreement (see Exhibit 10.14 above) between and among Koidu Limited, Octea Limited, BSG Resources Limited and Laurelton Diamonds, Inc. Incorporated by reference from Exhibit 10.14e filed with Registrant’s Report on
Form 8-K dated May 6, 2015.

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

10.16a
First Amendment dated as of January 26, 2014, to the Guaranty Agreement (see Exhibit 10.16 above), by and between Registrant and Mizuho Corporate Bank (China), LTD., as Facility Agent. Incorporated by reference from Exhibit 10.36 filed with Registrant’s Report on Form 8-K dated February 4, 2014.

12.1	Ratio of Earnings to Fixed Charges.

14.1	Code of Business and Ethical Conduct. Incorporated by reference from Exhibit 14.1 filed with Registrant’s Report on Form 8-K dated March 22, 2016.

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TIFFANY & CO.

Exhibit No. Description

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to the Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts and Reserves.

Executive Compensation Plans and Arrangements
Exhibit No. Description

10.17
Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers (Corrected Version). Incorporated by reference from Exhibit 10.49a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.18
Tiffany and Company Amended and Restated Executive Deferral Plan originally made effective October 1, 1989, as amended and restated effective March 17, 2016. Incorporated by reference from Exhibit 10.18 filed with Registrant’s Report on Form 8-K dated March 22, 2016.

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

10.21
1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of March 17, 2016. Incorporated by reference from Exhibit 10.21 filed with Registrant’s Report on Form 8-K dated March 22, 2016.

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

10.25
2004 Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits, Amended and Restated as of March 17, 2016. Incorporated by reference from Exhibit 10.25 filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.26	Registrant’s 2005 Employee Incentive Plan as adopted May 19, 2005. Incorporated by reference from Exhibit 10.145 with Registrant’s Report on Form 8-K dated May 23, 2005.

10.26a	Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 18, 2006. Incorporated by reference from Exhibit 10.151a filed with Registrant’s Report on Form 8-K dated March 26, 2007.

10.26b	Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 21, 2009. Incorporated by reference from Exhibit 10.28b filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.26c
Form of Fiscal 2014 Cash Incentive Award Agreement for certain executive officers as adopted on March 19, 2014 under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.139d filed with Registrant’s Report on Form 8-K dated March 21, 2014.

10.26d
Terms of 2010 Performance-Based Restricted Stock Unit Grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan as adopted on January 20, 2010 for use with grants made that same date and on January 20, 2011, amended and restated effective December 29, 2011. Incorporated by reference from Exhibit 10.140c filed with Registrant’s Report on Form 8-K dated January 27, 2012.

TIFFANY & CO.

Exhibit No. Description

10.26e
Form of Non-Competition and Confidentiality Covenants for use in connection with Performance-Based Restricted Stock Unit Grants to Registrant’s Executive Officers and Time-Vested Restricted Unit Awards made to other officers of Registrant’s affiliated companies pursuant to the Registrant’s 2005 Employee Incentive Plan and pursuant to the Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits. Incorporated by reference from Exhibit 10.141a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.26f
Form of Notice of Grant as referenced in and attached to the Terms of 2010 Performance-Based Restricted Stock Unit grants to Executive Officers under Registrant’s 2005 Employee Incentive Plan as adopted on January 20, 2010 (see Exhibit 10.26d above) and completed on March 17, 2010 for use with the grants made on January 20, 2010. Incorporated by reference from Exhibit 10.140d filed with Registrant’s Report on Form 8-K dated March 25, 2010.

10.26g
Terms of Stock Option Award (Standard Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005. Incorporated by reference from Exhibit 10.143a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.26h
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised May 19, 2005 (form used for Executive Officers). Incorporated by reference from Exhibit 10.144a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.26i
Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to Executive Officers subsequent to that date). Incorporated by reference from Exhibit 10.144b filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.26j
Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to employees other than Executive Officers subsequent to that date). Incorporated by reference from Exhibit 10.150a filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.26k
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28n filed with Registrant’s Report on Form 8-K dated September 24, 2013.

10.26l
Terms of Restricted Stock Grant (Non-Transferable) under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28o filed with Registrant’s Report on Form 8-K dated September 24, 2013.

10.26m
Terms of Time-Vesting Restricted Stock Unit Grant to Executive Officers as adopted on November 20, 2013 under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28p filed with Registrant’s Report on Form 8-K dated
March 21, 2014.

TIFFANY & CO.

Exhibit No. Description

10.26n
Terms of Performance-Based Restricted Stock Unit Grants to Executive Officers, effective January 15, 2014, under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28s filed with Registrant’s Report on Form 8-K dated September 19, 2014.

10.26o
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

10.26p
Terms of 2014 Amended and Restated Performance-Based Restricted Stock Unit Grant for Michael J. Kowalski. Incorporated by reference from Exhibit 10.27s filed with Registrant’s Report on Form 8-K dated March 24, 2015.

10.26q
Terms of 2015 Amended and Restated Performance-Based Restricted Stock Unit Grant for Michael J. Kowalski. Incorporated by reference from Exhibit 10.27t filed with Registrant’s Report on Form 8-K dated March 24, 2015.

10.27	Registrant's 1998 Directors Option Plan. Incorporated by reference from Exhibit 4.3 to Registrant's Registration Statement on Form S-8, file number 333-67725, filed November 23, 1998.

10.27a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 1998 Directors Option Plan as revised March 7, 2005. Incorporated by reference from Exhibit 10.142 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.28	Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 4.3a filed with Registrant’s Report on Form 8-K dated March 23, 2009.

10.28a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 10.30a filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.28b
Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 10.30b filed with Registrant’s Report on Form 10-K dated March 28, 2013.

10.29	Registrant’s 2014 Employee Incentive Plan, amended and restated as of March 16, 2016. Incorporated by reference from Exhibit 10.29 filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.29a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31a filed with Registrant’s Report on Form 8-K dated July 18, 2014.

TIFFANY & CO.

Exhibit No. Description

10.29b
Terms of Cliff-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31b filed with Registrant’s Report on Form 8-K dated July 18, 2014.

10.29c
Terms of Tranche-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31c filed with Registrant’s Report on Form 8-K dated July 18, 2014.

10.29d
Terms of Time-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31d filed with Registrant’s Report on Form 8-K dated July 18, 2014.

10.29e
Form of Fiscal 2015 Cash Incentive Award Agreement for certain executive officers as adopted on March 16, 2016 under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.29e filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.29f
Form of Non-Competition and Confidentiality Covenants for use in connection with Performance-Based Restricted Stock Unit Grants to Registrant’s Executive Officers, and Time-Vesting Restricted Unit Awards and Certain Non-Qualified Retirement Contributions made to other officers of Registrant’s affiliated companies pursuant to Registrant’s 2014 Employee Incentive Plan and pursuant to the Tiffany and Company Amended and Restated Executive Deferral Plan. Incorporated by reference from Exhibit 10.29f filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.29g
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan, as revised March 16, 2016. Incorporated by reference from Exhibit 10.29g filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.29h
Terms of Performance-Based Restricted Stock Unit Grants to Executive Officers, effective March 16, 2016, under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.29h filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.29i
Terms of Cliff-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan, as revised March 16, 2016. Incorporated by reference from Exhibit 10.29i filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.29j
Terms of Tranche-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan, as revised March 16, 2016. Incorporated by reference from Exhibit 10.29j filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.29k
Terms of Time-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan, as revised March 16, 2016. Incorporated by reference from Exhibit 10.29k filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.30
Senior Executive Employment Agreement between Frederic Cumenal and Tiffany and Company, effective as of March 10, 2011. Incorporated by reference from Exhibit 10.154 filed with Registrant’s Report on Form 8-K dated March 21, 2011.

TIFFANY & CO.

Exhibit No. Description

10.31
Employment offer letter, dated as of March 7, 2014, between Ralph Nicoletti and Tiffany and Company. Incorporated by reference from Exhibit 10.33 filed with the Registrant’s Report on Form 10-K dated March 20, 2015.

10.32	Employment offer letter, dated as of April 18, 2014, between Jean-Marc Bellaiche and Tiffany and Company.

10.33	Employment offer letter, dated as of December 19, 2014, between Jennifer de Winter and Tiffany and Company.

10.34	Form of 2016 Retention Agreement with Registrant and Tiffany and Company. Incorporated by reference from Exhibit 10.34 filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.35
Share Ownership Policy for Executive Officers and Directors, Amended and Restated as of November 19, 2014. Incorporated by reference from Exhibit 10.152 filed with Registrant’s Report on Form 8-K dated December 1, 2014.

10.36	Corporate Governance Principles, amended and restated as of January 21, 2016. Incorporated by reference from Exhibit 10.35 filed with Registrant’s Report on Form 8-K dated January 21, 2016.

TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended January 31, 2016:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$1.8	$4.4	$—	$3.0	[a]	$3.2
Sales returns	8.8	3.5	—	4.0	[b]	8.3
Allowance for inventory liquidation and obsolescence	63.2	25.4	—	29.4	[c]	59.2
Allowance for inventory shrinkage	2.2	0.8	—	1.8	[d]	1.2
Deferred tax valuation allowance	16.2	5.3	—	2.0	[e]	19.5
a) Uncollectible accounts written off.
b) Adjustment related to sales returns previously provided for.
c) Liquidation of inventory previously written down to market.
d) Physical inventory losses.
e) Reversal of deferred tax valuation allowance and utilization of deferred tax loss carryforward.

TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended January 31, 2015:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$1.9	$1.9	$—	$2.0	[a]	$1.8
Sales returns	8.5	1.9	—	1.6	[b]	8.8
Allowance for inventory liquidation and obsolescence	64.1	33.6	—	34.5	[c]	63.2
Allowance for inventory shrinkage	1.5	2.6	—	1.9	[d]	2.2
Deferred tax valuation allowance	17.7	4.0	—	5.5	[e]	16.2
a) Uncollectible accounts written off.
b) Adjustment related to sales returns previously provided for.
c) Liquidation of inventory previously written down to market.
d) Physical inventory losses.
e) Reversal of deferred tax valuation allowance and utilization of deferred tax loss carryforward.

TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended January 31, 2014:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$2.1	$2.3	$—	$2.5	[a]	$1.9
Sales returns	7.6	2.5	—	1.6	[b]	8.5
Allowance for inventory liquidation and obsolescence	54.2	31.7	—	21.8	[c]	64.1
Allowance for inventory shrinkage	1.2	3.1	—	2.8	[d]	1.5
Deferred tax valuation allowance	14.2	5.6	—	2.1	[e]	17.7
a) Uncollectible accounts written off.
b) Adjustment related to sales returns previously provided for.
c) Liquidation of inventory previously written down to market.
d) Physical inventory losses.
e) Reversal of deferred tax valuation allowance and utilization of deferred tax loss carryforward.

TIFFANY & CO.