Form 10-Q
period 2016-04-30
TIFFANY & CO
filed 2016-05-25
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 126,017,551 shares outstanding at the close of business on April 30, 2016.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2016

PART I. Financial Information

Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	April 30, 2016	January 31, 2016	April 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$779.6	$843.6	$675.8
Short-term investments	10.3	43.0	39.6
Accounts receivable, less allowances of $11.6, $11.5 and $10.0	221.5	206.4	192.5
Inventories, net	2,320.1	2,225.0	2,363.0
Prepaid expenses and other current assets	190.7	190.4	207.6
Total current assets	3,522.2	3,508.4	3,478.5
Property, plant and equipment, net	946.0	935.8	897.0
Deferred income taxes	369.8	382.8	425.1
Other assets, net	310.2	294.6	340.8
	$5,148.2	$5,121.6	$5,141.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$220.1	$221.6	$197.1
Current portion of long-term debt	92.5	84.2	—
Accounts payable and accrued liabilities	300.4	329.1	271.2
Income taxes payable	36.6	27.1	44.6
Merchandise credits and deferred revenue	68.2	67.9	72.2
Total current liabilities	717.8	729.9	585.1
Long-term debt	790.2	790.0	873.6
Pension/postretirement benefit obligations	436.4	428.1	532.2
Deferred gains on sale-leasebacks	56.4	55.1	62.8
Other long-term liabilities	188.1	189.0	201.4
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 126.0, 126.8 and 129.2	1.3	1.3	1.3
Additional paid-in capital	1,179.5	1,175.7	1,178.1
Retained earnings	1,980.7	2,012.5	1,976.2
Accumulated other comprehensive loss, net of tax	(218.6)	(278.1)	(285.5)
Total Tiffany & Co. stockholders' equity	2,942.9	2,911.4	2,870.1
Non-controlling interests	16.4	18.1	16.2
Total stockholders' equity	2,959.3	2,929.5	2,886.3
	$5,148.2	$5,121.6	$5,141.4
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended April 30,
	2016	2015
Net sales	$891.3	$962.4
Cost of sales	345.7	393.4
Gross profit	545.6	569.0
Selling, general and administrative expenses	411.0	399.0
Earnings from operations	134.6	170.0
Interest and other expenses, net	11.5	9.3
Earnings from operations before income taxes	123.1	160.7
Provision for income taxes	35.6	55.8
Net earnings	$87.5	$104.9
Net earnings per share:
Basic	$0.69	$0.81
Diluted	$0.69	$0.81
Weighted-average number of common shares:
Basic	126.1	129.2
Diluted	126.5	129.8

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended April 30,
	2016	2015
Net earnings	$87.5	$104.9
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	51.7	3.6
Unrealized gain on marketable securities	1.2	1.1
Unrealized gain (loss) on hedging instruments	4.3	(4.4)
Net unrealized gain on benefit plans	2.3	4.7
Total other comprehensive earnings, net of tax	59.5	5.0
Comprehensive earnings	$147.0	$109.9

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balance at January 31, 2016	$2,929.5	$2,012.5	$(278.1)	126.8	$1.3	$1,175.7	$18.1
Exercise of stock options and vesting of restricted stock units ("RSUs")	8.3	—	—	0.4	—	8.3	—
Tax effect of exercise of stock options and vesting of RSUs	(0.6)	—	—	—	—	(0.6)	—
Share-based compensation expense	5.2	—	—	—	—	5.2	—
Purchase and retirement of Common Stock	(78.1)	(69.0)	—	(1.2)	—	(9.1)	—
Cash dividends on Common Stock	(50.3)	(50.3)	—	—	—	—	—
Other comprehensive earnings, net of tax	59.5	—	59.5	—	—	—	—
Net earnings	87.5	87.5	—	—	—	—	—
Non-controlling interests	(1.7)	—	—	—	—	—	(1.7)
Balance at April 30, 2016	$2,959.3	$1,980.7	$(218.6)	126.0	$1.3	$1,179.5	$16.4

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$87.5	$104.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52.1	48.9
Amortization of gain on sale-leasebacks	(2.1)	(2.1)
Excess tax benefits from share-based payment arrangements	(0.5)	(1.8)
Provision for inventories	4.3	8.9
Deferred income taxes	3.3	—
Provision for pension/postretirement benefits	12.4	17.1
Share-based compensation expense	5.1	6.7
Changes in assets and liabilities:
Accounts receivable	(7.3)	2.5
Inventories	(41.9)	(3.6)
Prepaid expenses and other current assets	9.7	2.3
Accounts payable and accrued liabilities	(37.7)	(59.1)
Income taxes payable	(5.2)	16.3
Merchandise credits and deferred revenue	(0.8)	5.7
Other, net	0.2	(3.1)
Net cash provided by operating activities	79.1	143.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(4.0)	(39.0)
Proceeds from sales of marketable securities and short-term investments	36.9	1.0
Capital expenditures	(45.6)	(37.4)
Net cash used in investing activities	(12.7)	(75.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility borrowings, net	(5.4)	(27.6)
Proceeds from other credit facility borrowings	7.1	—
Repayment of other credit facility borrowings	(14.2)	(11.3)
Repurchase of Common Stock	(78.1)	(33.1)
Proceeds from exercised stock options	11.0	0.5
Excess tax benefits from share-based payment arrangements	0.5	1.8
Cash dividends on Common Stock	(50.3)	(49.2)
Distribution to non-controlling interest	(2.1)	—
Financing fees	—	(0.1)
Net cash used in financing activities	(131.5)	(119.0)
Effect of exchange rate changes on cash and cash equivalents	1.1	(3.4)
Net decrease in cash and cash equivalents	(64.0)	(54.2)
Cash and cash equivalents at beginning of year	843.6	730.0
Cash and cash equivalents at end of three months	$779.6	$675.8

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the Registrant) and its subsidiaries (the “Company”) in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (“VIEs”), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of April 30, 2016 and 2015 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2016 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three months ended April 30, 2016 and 2015 are not necessarily indicative of the results of the entire fiscal year.

Certain prior year amounts have been reclassified to conform with the current year presentation. The Company adopted ASU No. 2015-17 – Income Taxes: Balance Sheet Classification of Deferred Taxes, on a restrospective basis, as of January 31, 2016. Accordingly, current deferred taxes were reclassified to noncurrent on the April 30, 2015 Condensed Consolidated Balance Sheet, which increased noncurrent assets by $101.5 million and noncurrent liabilities by $0.3 million. The Company also adopted ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs, on a retrospective basis, as of February 1, 2016. Accordingly, debt issuance costs of $8.1 million and $8.5 million were reclassified from other assets, net to a direct deduction from long-term debt at January 31, 2016 and April 30, 2015, respectively.

2.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 for one year to interim and annual periods beginning after December 15, 2017. Early adoption is also permitted as of the original effective date (interim and annual periods beginning after December 15, 2016) and retrospective application is required. In March 2016, the FASB issued ASU No. 2016-08 – Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations, specifically including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. In April 2016, the FASB issued ASU No. 2016-10 – Revenue from Contracts with Customers: Identifying Performance

TIFFANY & CO.

Obligations and Licensing, to clarify the identification of performance obligations as well as the licensing implementation guidance. The effective date and transition requirements for both amendments are the same as ASU 2014-09, as amended by ASU 2015-14. Management is currently evaluating the impact of the new guidance on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15 – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which indicates the Securities and Exchange Commission staff would not object to an entity deferring and continuing to present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective retrospectively for interim and annual periods beginning after December 15, 2015. The Company adopted the new guidance effective February 1, 2016, and, as a result, it has reclassified debt issuance costs related to long-term debt from other assets, net to a direct deduction from long-term debt, while continuing to present debt issuance costs related to line-of-credit arrangements as an asset. The adoption of the new guidance did not have a material impact on the Company's financial position or earnings. See "Note 1. Condensed Consolidated Financial Statements" and "Note 7. Debt" for additional information.

In February 2016, the FASB issued ASU No. 2016-02 – Leases, which requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Leases will be classified as either financing or operating, with the applicable classification determining the pattern of expense recognition in the statement of earnings. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and must be adopted using a modified retrospective approach. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05 – Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which states that a change in counterparty to a derivative instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge account criteria continue to be met. This ASU is effective for interim and annual periods beginning after December 15, 2016. The amendments should be applied on either a prospective basis or a modified retrospective basis and earlier application is permitted. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 – Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which provides guidance on several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. Most notably, the Company will be required to recognize all excess tax benefits and shortfalls as income tax expense or benefit in the statement of earnings within the reporting period in which they occur. This ASU is effective for interim and annual periods beginning after December 15, 2016 and early addition is permitted. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

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

TIFFANY & CO.

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all Credit Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At April 30, 2016 and 2015, the carrying amount of the Credit Receivables (recorded in accounts receivable, net) was $80.9 million and $68.0 million, of which 97% was considered current in both periods. The allowance for doubtful accounts for estimated losses associated with the Credit Receivables (approximately $1.4 million at April 30, 2016 and $1.0 million at April 30, 2015) was determined based on the factors discussed above. Finance charges earned on Credit Card Receivables are not significant.

Financing Arrangements. The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output (see "Note 10. Commitments and Contingencies"). Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements along with projections and business, operational and other economic factors on a periodic basis. At April 30, 2016 and 2015, the current portion of the carrying amount of financing arrangements including accrued interest was $2.5 million and $21.0 million and was recorded in prepaid expenses and other current assets. At April 30, 2016 and 2015, the non-current portion of the net carrying amount of financing arrangements including accrued interest was $19.9 million and $41.3 million and was included in other assets, net.

As of April 30, 2016, the Company had a $43.8 million loan receivable under a financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). The Company recorded impairment charges totaling $37.9 million during the fiscal year ended January 31, 2016 related to the Loan, and the net carrying amount of the Loan was $5.9 million as of April 30, 2016. The Company intends to continue to participate in discussions with Koidu and certain of Koidu's stakeholders as part of management's ongoing evaluation of the collectability of the Loan and the accrual of interest income. See "Note 10. Commitments and Contingencies" for additional information on this financing arrangement.

Management has not recorded any impairment charges on such loans in the three months ended April 30, 2016 and 2015.

4.	INVENTORIES

(in millions)	April 30, 2016	January 31, 2016	April 30, 2015
Finished goods	$1,361.9	$1,292.9	$1,396.5
Raw materials	847.3	813.7	872.8
Work-in-process	110.9	118.4	93.7
Inventories, net	$2,320.1	$2,225.0	$2,363.0

TIFFANY & CO.

5.	INCOME TAXES

The effective income tax rate for the three months ended April 30, 2016 was 29.0% versus 34.7% in the prior year.

At April 30, 2016, the Company's gross uncertain tax positions decreased by $6.6 million and gross accrued interest and penalties decreased by $0.8 million from January 31, 2016, primarily as a result of the conclusion of a tax examination. This settlement resulted in an income tax benefit of $6.6 million for the three months ended April 30, 2016, and reduced the effective income tax rate by 5.4 percentage points.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2013) and New York State (tax years 2012-2014). Tax years from 2010-present are open to examination in the U.S. Federal jurisdiction and 2006–present are open to examination in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of April 30, 2016, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended April 30,
(in millions)	2016	2015
Net earnings for basic and diluted EPS	$87.5	$104.9
Weighted-average shares for basic EPS	126.1	129.2
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.4	0.6
Weighted-average shares for diluted EPS	126.5	129.8

For the three months ended April 30, 2016 and 2015, there were 1.4 million and 0.7 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

TIFFANY & CO.

7.	DEBT

(in millions)	April 30, 2016	January 31, 2016	April 30, 2015
Short-term borrowings:
Credit Facilities	$77.3	$76.6	$66.3
Other credit facilities	142.8	145.0	130.8
	$220.1	$221.6	$197.1

Long-term debt:
Unsecured Senior Notes:
2010 1.72% Notes, due September 2016 [a,b]	$92.5	$84.2	$84.0
2012 4.40% Series B Notes, due July 2042 [c]	250.0	250.0	250.0
2014 3.80% Senior Notes, due October 2024 [a,d]	250.0	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [a,d]	300.0	300.0	300.0
	892.5	884.2	884.0
Less current portion of long-term debt	92.5	84.2	—
Less unamortized discounts and debt issuance costs	9.8	10.0	10.4
	$790.2	$790.0	$873.6

[a]	These agreements require lump sum repayments upon maturity.

[b]	These Notes were issued, at par, ¥10.0 billion.

[c]	The agreements governing these Notes require repayments of $50.0 million in aggregate every five years beginning in 2022.

[d]	These Notes were issued at a discount which will be amortized until the debt maturity.

There have been no material changes to the agreements governing the Credit Facilities or Senior Notes referenced in the table above since January 31, 2016.

At April 30, 2016, the Company was in compliance with all debt covenants.

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

TIFFANY & CO.

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

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of additional debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. As of April 30, 2016, $20.8 million remains recorded as an unrealized loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in 2014 and recorded an unrealized loss within accumulated other comprehensive loss. As of April 30, 2016, $3.9 million remains recorded as an unrealized loss and is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

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

TIFFANY & CO.

As of April 30, 2016, the notional amounts of foreign exchange forward contracts accounted for as cash flow hedges were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥17,520.5	$148.6
British pound		£17.8	26.3
Derivatives not designated as hedging instruments:
U.S. dollar		$59.6	$59.6
Euro		€21.5	23.9
British pound		£4.7	6.8
Chilean peso	₱	2,622.9	3.9
Japanese yen		¥423.5	3.8
Korean won	₩	15,011.6	12.5
Hong Kong dollar	HK$	58.2	7.4
Mexican peso	₱	180.2	10.2
New Zealand dollar	NZ$	3.1	2.1
Singapore dollar	S$	23.9	17.7
Swiss franc	Fr.	11.6	11.8

The maximum term of the Company's outstanding foreign exchange forward contracts as of April 30, 2016 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of April 30, 2016, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 24 months. As of April 30, 2016, there were precious metal derivative instruments outstanding for approximately 72,000 ounces of platinum, 1,440,000 ounces of silver and 42,500 ounces of gold.

TIFFANY & CO.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended April 30,
	2016		2015
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$(13.9)	$3.5	$1.0	$4.2
Precious metal forward contracts [a]	21.6	(2.7)	(5.1)	(1.0)
Precious metal collars [a]	0.3	—	—	—
Forward-starting interest rate swaps [b]	—	(0.4)	—	(0.4)
	$8.0	$0.4	$(4.1)	$2.8
aThe gain or loss recognized in earnings is included within Cost of sales.
bThe gain or loss recognized in earnings is included within Interest and other expenses, net.

The pre-tax losses on derivatives not designated as hedging instruments were $5.8 million and $4.8 million in the periods ended April 30, 2016 and April 30, 2015, respectively, and were included in interest and other expenses, net. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended April 30, 2016 and 2015. The Company expects approximately $16.6 million of net pre-tax derivative losses included in accumulated other comprehensive income at April 30, 2016 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Financial assets and liabilities carried at fair value at April 30, 2016 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Marketable securities [a]	$34.2	$—	$—	$34.2
Time deposits [b]	10.3	—	—	10.3
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	9.2	—	9.2
Precious metal collars [c]	—	0.9	—	0.9
Foreign exchange forward contracts [c]	—	0.6	—	0.6
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	0.2	—	0.2
Total financial assets	$44.5	$10.9	$—	$55.4

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal collars [d]	$—	$0.5	$—	$0.5
Foreign exchange forward contracts [d]	—	14.8	—	14.8
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	2.0	—	2.0
Total financial liabilities	$—	$17.3	$—	$17.3

TIFFANY & CO.

Financial assets and liabilities carried at fair value at April 30, 2015 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Marketable securities [a]	$55.5	$—	$—	$55.5
Time deposits [b]	39.6	—	—	39.6
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	0.3	—	0.3
Foreign exchange forward contracts [c]	—	10.3	—	10.3
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	1.0	—	1.0
Total financial assets	$95.1	$11.6	$—	$106.7

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$4.7	$—	$4.7
Foreign exchange forward contracts [d]	—	0.3	—	0.3
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	5.0	—	5.0
Total financial liabilities	$—	$10.0	$—	$10.0

[a]	Included within Other assets, net.

[b]	Included within Short-term investments.

[c]	Included within Prepaid expenses and other current assets or Other assets, net evaluated based on the maturity of the contract.

[d]	Included within Accounts payable and accrued liabilities or Other long-term liabilities evaluated based on the maturity of the contract.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and as such is measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings, current portion of long-term debt and long-term debt was $1.1 billion and the corresponding fair value was approximately $1.1 billion at April 30, 2016 and 2015.

10.	COMMITMENTS AND CONTINGENCIES

Diamond Sourcing Activities. The Company has agreements with various diamond producers to purchase defined portions of their mines' output at prevailing fair market prices. In addition, the Company also regularly purchases rough and polished diamonds from other suppliers, although it has no contractual obligations to do so.

In consideration of its diamond supply agreements, the Company has provided financing to certain suppliers of its rough diamonds. In March 2011, Laurelton Diamonds, Inc. ("Laurelton"), a wholly owned subsidiary of the Company, as lender, entered into a $50.0 million amortizing term loan facility agreement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"), as borrower, and BSG Resources Limited, as a limited guarantor. Koidu operates a kimberlite diamond mine in Sierra Leone (the "Mine") from which Laurelton acquires diamonds. Koidu was required under the terms of the

TIFFANY & CO.

Loan to apply the proceeds of the Loan to capital expenditures necessary to increase the output of the Mine, among other purposes. As of July 31, 2011, the Loan was fully funded. In consideration of the Loan, Laurelton entered into a supply agreement, pursuant to which Laurelton is required to purchase at fair market value certain diamonds recovered from the Mine that meet Laurelton's quality standards. The assets of Koidu, including all equipment and rights in respect of the Mine, are subject to the security interest of a lender that is not affiliated with the Company. The Loan is partially secured by the diamonds, if any, that have been extracted from the Mine and that have not been sold to third parties. The Company has evaluated the variable interest entity consolidation requirements with respect to this transaction and has determined that it is not the primary beneficiary, as it does not have the power to direct any of the activities that most significantly impact Koidu's economic performance.

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

As of January 31, 2016, Koidu had not made any of its interest payments due in July 2015 and thereafter, nor its principal payment due in September 2015. The missed payments constitute events of default under the Loan. In February 2016, the Company received the results from two separate and independent reviews of Koidu's operational plans, forecasts, and cash flow projections for the mine, which were commissioned by the Company and by Koidu's largest creditor, respectively. Based on these factors, ongoing discussions with Koidu, and consideration of the possible actions that all parties, including the Government of Sierra Leone and Koidu's largest creditor, might take under the circumstances, management determined that it is probable that it will be unable to collect a portion of the amounts due under the contractual terms of the Loan, and recorded impairment charges, and a related valuation allowance, of $37.9 million in the year ended January 31, 2016. Additionally, the Company ceased accruing interest income on the outstanding Loan balance as of July 31, 2015. At April 30, 2016, there was $43.8 million of principal outstanding under this Loan (see "Note 3. Receivables and Financing Arrangements").

During the three months ended April 30, 2016, Koidu did not make any payments due to the Company under the Loan. Koidu also has yet to provide a proposed revised payment schedule to the Company. The carrying amount of the Company’s loan receivable from Koidu, net of the valuation allowance, was $5.9 million at April 30, 2016 and January 31, 2016.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $76.0 million at April 30, 2016) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.9 billion at April 30, 2016) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $124.0 million at April 30, 2016) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $559.0 million at April 30, 2016) (calculated based on alleged future lost profits of the Tiffany Parties).

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

Additionally, management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended April 30, 2016 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

Royalties payable to the Tiffany Parties by Watch Company under the Agreements were not significant in any year. In 2015, management introduced new TIFFANY & CO. brand watches, which have been designed, produced, marketed and distributed through certain of the Company's Swiss subsidiaries.

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

Separately, on April 11, 2014, the EPA issued a proposed plan for remediating the lower eight miles of the River, which is supported by a Focused Feasibility Study (the "FFS"). The FFS evaluated three remediation options, as well as a fourth option of taking no action. Following a public review and comment period and the EPA's review of comments received, the EPA issued a Record of Decision on March 4, 2016 that set forth a remediation plan for the lower eight miles of the River (the "RoD Remediation"). The RoD Remediation is estimated by the EPA to cost $1.38 billion. The Record of Decision did not identify any party or parties as being responsible for the design of the remediation or for the remediation itself. The EPA did note that it estimates the design of the necessary remediation activities will take three to four years, with the remediation to follow, which is estimated to take an additional six years to complete.

On March 31, 2016, the EPA issued a letter to approximately 100 companies (including the Company) notifying them of potential liability for the RoD Remediation and of the EPA’s planned approach to addressing the cost of the RoD Remediation, which included the possibility of a de-minimis cash-out settlement (the "settlement option") for certain parties. In April of 2016, the Company notified the EPA of its interest in pursuing the settlement option, and accordingly recorded an immaterial liability representing its best estimate of its minimum liability for the RoD Remediation, which reflects the possibility of a de-minimis settlement. Although the EPA must determine which parties are eligible for the settlement option, the Company does not expect any settlement amount that it might agree with the EPA to be material to its financial position, results of operations or cash flows.

In the absence of a viable settlement option, the Company is unable to determine its participation in the RoD Remediation, if any, relative to the other potentially responsible parties or the allocation of the estimated cost thereof among the potentially responsible parties, until such time as the EPA reaches an agreement with any potentially responsible party or parties to fund the RoD Remediation (or pursues legal or administrative action to require any potentially responsible party or parties to perform, or pay for, the RoD Remediation). With respect to the RI/FS (which is distinct from the RoD Remediation), until a Record of Decision is issued with respect to the RI/FS, neither the ultimate remedial approach for the remaining upper nine miles of the relevant 17-mile stretch of the River and its cost, nor the Company's participation, if any, relative to the other potentially responsible parties in this approach and cost, can be determined.

TIFFANY & CO.

As such, the Company's liability, if any, beyond that already recorded for (1) its obligations under the 2007 AOC and the Mile 10.9 AOC, and (2) its estimate related to a de minimis cash-out settlement for the RoD Remediation, cannot be determined at this time. However, the Company does not expect that its ultimate liability related to the relevant 17-mile stretch of the River will be material to its financial position, in light of the number of companies that have previously been identified as Potentially Responsible Parties (i.e., the more than 300 parties that were initially designated in litigation as potentially responsible parties), which includes, but goes well beyond those approximately 70 companies in the CPG that participated in the 2007 AOC and the Mile 10.9 AOC, and the Company's relative participation in the costs related to the 2007 AOC and Mile 10.9 AOC. It is nonetheless possible that any resulting liability when the uncertainties discussed above are resolved could be material to the Company's results of operations or cash flows in the period in which such uncertainties are resolved.

11.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

(in millions)	April 30, 2016	January 31, 2016	April 30, 2015
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(83.6)	$(135.3)	$(72.7)
Unrealized gain (loss) on marketable securities	0.2	(1.0)	3.0
Deferred hedging loss	(22.5)	(26.8)	(9.8)
Net unrealized loss on benefit plans	(112.7)	(115.0)	(206.0)
	$(218.6)	$(278.1)	$(285.5)
Additions to and reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended April 30,
(in millions)	2016	2015
Foreign currency translation adjustments	$58.8	$3.8
Income tax expense	(7.1)	(0.2)
Foreign currency adjustments, net of tax	51.7	3.6
Unrealized gain on marketable securities	1.8	1.5
Income tax expense	(0.6)	(0.4)
Unrealized gain on marketable securities, net of tax	1.2	1.1
Unrealized gain (loss) on hedging instruments	8.0	(4.1)
Reclassification adjustment for gain included in net earnings [a]	(0.4)	(2.8)
Income tax (expense) benefit	(3.3)	2.5
Unrealized gain (loss) on hedging instruments, net of tax	4.3	(4.4)
Amortization of net loss included in net earnings [b]	3.9	7.8
Amortization of prior service credit included in net earnings [b]	(0.2)	(0.2)
Income tax expense	(1.4)	(2.9)
Net unrealized gain on benefit plans, net of tax	2.3	4.7
Total other comprehensive earnings, net of tax	$59.5	$5.0

[a]	These gains are reclassified into Cost of sales and Interest and other expenses, net (see "Note 8. Hedging Instruments" for additional details).

TIFFANY & CO.

[b]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note 12. Employee Benefit Plans" for additional details).

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

In January 2016, the Company's Board of Directors approved a new share repurchase program ("2016 Program") which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions and terminated the 2014 Program. Purchases under the 2014 Program were, and purchases under the 2016 Program have been, executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The 2016 Program will expire on January 31, 2019. Approximately $415.9 million remained available for repurchase under the 2016 Program at April 30, 2016.

The Company's share repurchase activity was as follows:

	Three Months Ended April 30,
(in millions, except per share amounts)	2016	2015
Cost of repurchases	$78.1	$33.1
Shares repurchased and retired	1.2	0.4
Average cost per share	$66.48	$87.16

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.40 and $0.38 per share of Common Stock in the three months ended April 30, 2016 and 2015.

12.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended April 30,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2016	2015	2016	2015
Net Periodic Benefit Cost:
Service cost	$4.8	$6.0	$0.8	$1.1
Interest cost	8.0	7.7	0.9	0.8
Expected return on plan assets	(5.8)	(6.1)	—	—
Amortization of prior service credit	—	—	(0.2)	(0.2)
Amortization of net loss	3.8	7.4	0.1	0.4
Net expense	$10.8	$15.0	$1.6	$2.1

TIFFANY & CO.

13.	SEGMENT INFORMATION

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

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which consists of retail sales in Company-operated TIFFANY & CO. stores in the United Arab Emirates and wholesale sales of TIFFANY & CO. merchandise to independent distributors for resale in certain emerging markets (primarily in the Middle East). In addition, Other includes wholesale sales of diamonds obtained through bulk purchases that were subsequently deemed not suitable for the Company's needs as well as earnings received from third-party licensing agreements.

Certain information relating to the Company's segments is set forth below:

	Three Months Ended April 30,
(in millions)	2016	2015
Net sales:
Americas	$403.4	$443.7
Asia-Pacific	238.2	259.0
Japan	131.1	121.8
Europe	97.1	106.7
Total reportable segments	869.8	931.2
Other	21.5	31.2
	$891.3	$962.4
Earnings from operations*:
Americas	$58.7	$72.3
Asia-Pacific	60.0	72.7
Japan	44.4	43.8
Europe	10.3	15.4
Total reportable segments	173.4	204.2
Other	1.8	2.0
	$175.2	$206.2

*	Represents earnings from operations before (i) unallocated corporate expenses, and (ii) interest and other expenses, net.

TIFFANY & CO.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended April 30,
(in millions)	2016	2015
Earnings from operations for segments	$175.2	$206.2
Unallocated corporate expenses	(40.6)	(36.2)
Interest and other expenses, net	(11.5)	(9.3)
Earnings from operations before income taxes	$123.1	$160.7

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

TIFFANY & CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Tiffany & Co. (the "Registrant") is a holding company that operates through its subsidiary companies (collectively, the "Company"). The Registrant's principal subsidiary, Tiffany and Company ("Tiffany"), is a jeweler and specialty retailer. Through its subsidiaries, the Company designs and manufactures products and operates TIFFANY & CO. retail stores worldwide, and also sells its products through Internet, catalog, business-to-business and wholesale operations. The Company's principal merchandise offering is jewelry (representing 93% of worldwide net sales in the fiscal year ended January 31, 2016); it also sells timepieces, leather goods, sterling silverware, china, crystal, stationery, fragrances and accessories.

The Company's reportable segments are as follows:

•
Americas includes sales in 124 Company-operated TIFFANY & CO. stores in the United States ("U.S."), Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through Internet, catalog, business-to-business and wholesale operations;

•	Asia-Pacific includes sales in 81 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 55 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•	Europe includes sales in 43 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through the Internet; and

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

SUMMARY OF FIRST QUARTER RESULTS

•
As reported, worldwide net sales decreased 7% to $891.3 million in the three months ("first quarter") ended April 30, 2016, and comparable store sales decreased 9%. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales decreased 7% in the first quarter due to sales declines in all regions except Japan, and comparable store sales decreased 9%.

•
Earnings from operations as a percentage of net sales ("operating margin") decreased 2.6 percentage points, as an increase in gross margin was more than offset by a lack of sales leverage on selling, general and administrative ("SG&A") expenses.

•
Net earnings declined 17% to $87.5 million, or $0.69 per diluted share, due to the decline in net sales as well as higher SG&A expenses. The decline in net earnings included an income tax benefit of $6.6 million, or $0.05 per diluted share, as a result of the conclusion of a tax examination.

•	Inventories, net decreased 2% from April 30, 2015.

•	The Company spent $78.1 million to repurchase 1.2 million shares of its Common Stock.

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

	First Quarter 2016 vs. 2015
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	(7)%	—%	(7)%
Americas	(9)	(1)	(8)
Asia-Pacific	(8)	(3)	(5)
Japan	8	7	1
Europe	(9)	(2)	(7)
Other	(30)	—	(30)
Comparable Store Sales:
Worldwide	(9)%	—%	(9)%
Americas	(10)	(1)	(9)
Asia-Pacific	(15)	(3)	(12)
Japan	12	7	5
Europe	(15)	(1)	(14)
Other	(21)	—	(21)

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

(in millions, except per share amounts)	GAAP	Impairment charges [a]	Specific cost-reduction initiatives [b]	Non-GAAP
Year Ended January 31, 2016
Selling, general and administrative expenses	$1,731.2	$(37.9)	$(8.8)	$1,684.5
Earnings from operations	760.1	37.9	8.8	806.8
Net earnings	463.9	24.3	5.6	493.8
Diluted earnings per share	3.59	0.19	0.05	3.83

[a]	Expenses associated with impairment charges related to a financing arrangement with Koidu Limited (see "Financing Arrangements with Diamond Mining and Exploration Companies").

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

Net Sales
Net sales by segment were as follows:

	First Quarter
(in millions)	2016	2015	Increase/(Decrease)
Americas	$403.4	$443.7	(9)%
Asia-Pacific	238.2	259.0	(8)
Japan	131.1	121.8	8
Europe	97.1	106.7	(9)
Other	21.5	31.2	(30)
	$891.3	$962.4	(7)%

In the first quarter of 2016, worldwide net sales decreased $71.1 million, or 7%, due to declines in all regions except Japan, with sales on a constant-exchange rate basis also declining 7%.

By product category, as reported in U.S. dollars on a GAAP basis, the statement, fine & solitaire jewelry category decreased $29.6 million, or 14% (reflecting decreases across the category); the fashion jewelry category decreased $23.0 million, or 6% (reflecting decreases across the category, led by silver jewelry); and the engagement jewelry & wedding bands category decreased $11.3 million, or 4% (reflecting a shift in sales mix to wedding bands).

TIFFANY & CO.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Store Sales	Non-comparable Store Sales	Wholesale/Other	Total
Americas	$(38.0)	$1.9	$(4.2)	$(40.3)
Asia-Pacific	(35.6)	15.9	(1.1)	(20.8)
Japan	12.5	(0.5)	(2.7)	9.3
Europe	(14.6)	4.2	0.8	(9.6)

Americas. Total sales decreased $40.3 million, or 9%, and comparable store sales decreased $38.0 million, or 10%. On a constant-exchange rate basis, total sales decreased 8% and comparable store sales decreased 9%, which management attributed to lower sales to U.S. customers as well as lower foreign tourist spending in the U.S.

Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold, as reported	Currency Translation	Average Price per Unit Sold, constant-exchange-rate basis	Number of Units Sold
Change in Jewelry Sales	(1)%	(1)%	—%	(7)%

The decrease in the number of jewelry units sold reflected decreases across all categories, particularly in fashion silver jewelry. The average price per jewelry unit sold, on a constant-exchange-rate basis, was in line with the prior year which management attributed to price increases offset by a shift in sales mix toward the fashion jewelry category and to wedding bands within the engagement jewelry & wedding bands category.

Asia-Pacific. Total sales decreased $20.8 million, or 8%, and comparable store sales decreased $35.6 million, or 15%. On a constant-exchange-rate basis, total sales decreased 5% as growth in China and Korea was offset by continued significant declines in Hong Kong and more moderate declines in other markets, and comparable store sales decreased 12%.

Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold, as reported	Currency Translation	Average Price per Unit Sold, constant-exchange-rate basis	Number of Units Sold
Change in Jewelry Sales	(4)%	(3)%	(1)%	(4)%

The decrease in the number of jewelry units sold was largely attributed to declines across the fashion jewelry category. Management attributed the decrease in the average price per jewelry unit sold, on a constant-exchange-rate basis, to a shift in sales mix toward wedding bands within the engagement jewelry & wedding band category and declines in statement jewelry sales.

Japan. Total sales increased $9.3 million, or 8%, and comparable store sales increased $12.5 million, or 12%. On a constant-exchange-rate basis, total sales increased 1% due to a 5% increase in comparable store sales offset by a decrease in wholesale sales. Management attributed the increase in total sales and comparable store sales on a constant-exchange-rate basis to increased spending by local customers.

Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold, as reported	Currency Translation	Average Price per Unit Sold, constant-exchange-rate basis	Number of Units Sold
Change in Jewelry Sales	(2)%	6%	(8)%	9%

TIFFANY & CO.

The increase in number of jewelry units sold primarily reflected increases in the fashion jewelry category. Management attributed the decrease in the average price per jewelry unit sold, on a constant-exchange-rate basis, to a shift in sales mix within the fashion jewelry category.

Europe. Total sales decreased $9.6 million, or 9%, and comparable store sales decreased $14.6 million, or 15%. On a constant-exchange-rate basis, total sales decreased 7% and comparable store sales decreased 14% due to declines across most of the region, led by France, which management attributed to lower spending by foreign tourists.

Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold, as reported	Currency Translation	Average Price per Unit Sold, constant-exchange-rate basis	Number of Units Sold
Change in Jewelry Sales	1%	(2)%	3%	(11)%

The decrease in the number of jewelry units sold reflected decreases across all categories, especially in fashion silver jewelry. Management attributed the increase in average price per jewelry unit sold, on a constant-exchange-rate basis, to price increases and a shift in sales mix toward higher-priced products within the statement, fine & solitaire jewelry category.

Other. Other sales decreased $9.7 million, or 30%, due to declines in retail and wholesale sales within the Emerging Markets region.

Store Data. In the first quarter of 2016, the Company opened two Company-operated stores in Europe (in Italy) while closing one in Japan.

Gross Margin

	First Quarter
(dollars in millions)	2016	2015
Gross profit	$545.6	$569.0
Gross profit as a percentage of net sales	61.2%	59.1%

Gross margin (gross profit as a percentage of net sales) increased 2.1 percentage points reflecting favorable product input costs and the effect of a shift in sales mix towards higher-margin products, as well as price increases, partly offset by the effect of currency translation and lack of sales leverage on fixed costs.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term unless and until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 8. Hedging Instruments"). Management increased retail prices in the first quarters of 2016 and 2015 across most geographic regions and product categories.

Selling, General and Administrative ("SG&A") Expenses

	First Quarter
(dollars in millions)	2016	2015
SG&A expenses	$411.0	$399.0
SG&A expenses as a percentage of net sales	46.1%	41.4%

TIFFANY & CO.

SG&A expenses increased $12.0 million, or 3%, in the first quarter of 2016, largely reflecting (i) increased store occupancy and depreciation expenses of $5.6 million (related to new and existing stores) and (ii) increased labor costs of $3.6 million. SG&A expenses as a percentage of net sales increased 4.7 percentage points due to the lack of sales leverage on operating expenses. There was no significant translation effect on SG&A expense growth from changes in foreign currencies.

Earnings from Operations

	First Quarter
(dollars in millions)	2016	2015
Earnings from operations	$134.6	$170.0
Operating margin	15.1%	17.7%
Percentage point change from prior year	(2.6)	(3.0)

Earnings from operations decreased $35.4 million, or 21%, in the first quarter of 2016 and operating margin decreased 2.6 percentage points reflecting higher SG&A expenses and the resulting lack of sales leverage on SG&A expenses, which was only partly offset by higher gross margin.

Results by segment are as follows:

(in millions)	First Quarter 2016	% of Net Sales	First Quarter 2015	% of Net Sales
Earnings from operations*:
Americas	$58.7	14.5%	$72.3	16.3%
Asia-Pacific	60.0	25.2	72.7	28.1
Japan	44.4	33.9	43.8	35.9
Europe	10.3	10.6	15.4	14.4
Other	1.8	8.4	2.0	6.8
	175.2		206.2
Unallocated corporate expenses	(40.6)	(4.6)%	(36.2)	(3.8)%
Earnings from operations	$134.6	15.1%	$170.0	17.7%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the first quarter of 2016 compared with 2015 was as follows:

•	Americas – the ratio decreased 1.8 percentage points due to a decrease in net sales resulting in a lack of sales leverage on operating expenses, partly offset by an improvement in gross margin;

•	Asia-Pacific – the ratio decreased 2.9 percentage points due to a decrease in net sales resulting in a lack of sales leverage on operating expenses, partly offset by an improvement in gross margin;

•	Japan – the ratio decreased 2.0 percentage points primarily due to a decrease in gross margin attributable to currency translation;

•	Europe – the ratio decreased 3.8 percentage points due to a decrease in net sales resulting in a lack of sales leverage on operating expenses, partly offset by an improvement in gross margin; and

•	Other – the ratio increased 1.6 percentage points primarily due to an improvement in gross margin offset by the lack of sales leverage on operating expenses.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance,

TIFFANY & CO.

legal and human resources departments. Unallocated corporate expenses increased by $4.4 million in the first quarter of 2016.

Interest and Other Expenses, net

Interest and other expenses, net increased $2.2 million, or 23%, in the first quarter of 2016 primarily due to lower interest income.

Provision for Income Taxes

The effective income tax rate for the first quarter of 2016 was 29.0% versus 34.7% in the prior year. The effective income tax rate for the first quarter of 2016 included a decrease of 5.4 percentage points due to an income tax benefit of $6.6 million, or $0.05 per diluted share, from the conclusion of a tax examination.

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

The following table summarizes cash flows from operating, investing and financing activities:

	First Quarter
(in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$79.1	$143.6
Investing activities	(12.7)	(75.4)
Financing activities	(131.5)	(119.0)
Effect of exchange rates on cash and cash equivalents	1.1	(3.4)
Net decrease in cash and cash equivalents	$(64.0)	$(54.2)

Operating Activities

The Company had a net cash inflow from operating activities of $79.1 million in the first quarter of 2016 compared with $143.6 million in the first quarter of 2015. The variance is primarily due to increased inventory purchases.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2.8 billion and 4.9 at April 30, 2016, compared with $2.8 billion and 4.8 at January 31, 2016 and $2.9 billion and 5.9 at April 30, 2015.

Accounts receivable, less allowances at April 30, 2016 were 7% higher than January 31, 2016 and 15% higher than April 30, 2015 partly reflecting the timing of collections at quarter end as well as in-house credit related to both statement jewelry and wholesale sales. The strengthening of the Japanese Yen had the effect of increasing accounts receivable, less allowances by 3% from January 31, 2016. Therefore, when excluding that effect, accounts receivable, less allowances would have increased 4% from January 31, 2016. There was no significant translation effect on the increase in accounts receivable, less allowances from April 30, 2015.

Inventories, net at April 30, 2016 were 4% higher than January 31, 2016 and 2% lower than April 30, 2015. When compared to January 31, 2016, finished goods inventories rose 5% and combined raw material and work-in-process inventories rose 3% due to increased purchases to support new products. When compared to April 30, 2015,

TIFFANY & CO.

finished goods inventories decreased 2% and combined raw material and work-in-process inventories decreased 1%. The strengthening of the Japanese Yen had the effect of increasing inventories, net by 2% from January 31, 2016. Therefore, when excluding that effect, inventories, net would have increased 2% from January 31, 2016. There was no significant translation effect on the change in inventories, net from April 30, 2015.

Investing Activities

The Company had net cash outflows from investing activities of $12.7 million in the first quarter of 2016 compared with $75.4 million in the first quarter of 2015 driven by net proceeds from the sale of marketable securities.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company received net proceeds from the sale of marketable securities and short-term investments of $32.9 million during the first quarter of 2016 compared with net purchases of $38.0 million during the first quarter of 2015.

Financing Activities

The Company had net cash outflows from financing activities of $131.5 million in the first quarter of 2016 compared with $119.0 million in 2015. Year-over-year changes in cash flows from financing activities were largely driven by increased share repurchases partly offset by lower repayments of borrowings and an increase in proceeds from the exercise of stock options.

Recent Borrowings. The Company had net repayments of borrowings as follows:

	First Quarter
(in millions)	2016	2015
Short-term borrowings:
Repayments of credit facility borrowings, net	$(5.4)	$(27.6)
Proceeds from other credit facility borrowings	7.1	—
Repayments of other credit facility borrowings	(14.2)	(11.3)
Net repayments of total borrowings	$(12.5)	$(38.9)

Under all of the Company's credit facilities, at April 30, 2016 there were $220.1 million of borrowings, $5.5 million of letters of credit issued but not outstanding and $804.3 million available for borrowing. At April 30, 2015, there were $197.1 million of borrowings, $6.4 million of letters of credit issued but not outstanding and $808.9 million available for borrowing. The weighted-average interest rate for the amount outstanding at April 30, 2016 was 2.78% compared with 3.40% at April 30, 2015.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 37% at April 30, 2016, January 31, 2016 and April 30, 2015.

At April 30, 2016, the Company was in compliance with all debt covenants.

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

TIFFANY & CO.

amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The 2016 Program will expire on January 31, 2019.
The Company's share repurchase activity was as follows:

	First Quarter
(in millions, except per share amounts)	2016	2015
Cost of repurchases	$78.1	$33.1
Shares repurchased and retired	1.2	0.4
Average cost per share	$66.48	$87.16

At April 30, 2016, approximately $415.9 million remained available for share repurchases under this authorization.

Financing Arrangements with Diamond Mining and Exploration Companies

The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the output from mines owned by these companies. At April 30, 2016, there was $43.8 million of principal outstanding under a financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). The Loan, which was entered into between Koidu and Laurelton Diamonds, Inc., a wholly owned subsidiary of the Company, in March 2011, originally provided that repayments of principal would begin in March 2013. However, in March 2013, the Company agreed to Koidu's request to defer the principal and interest payments due in 2013 to subsequent years and, in March 2014, the Company agreed to Koidu's request to provide for monthly rather than semi-annual payments of the principal payments due in 2014. The Company received such scheduled monthly payments from Koidu in 2014. On April 30, 2015, the Company also agreed to defer Koidu's principal payment due on March 30, 2015 ("2015 Amendment"), subject to certain conditions set forth in the 2015 Amendment, which were met in June 2015.

As of January 31, 2016, Koidu had not made any of its interest payments due in July 2015 and thereafter, nor its principal payment due in September 2015. The missed payments constitute events of default under the Loan. In February 2016, the Company received the results from two separate and independent reviews of Koidu's operational plans, forecasts, and cash flow projections for the mine, which were commissioned by the Company and by Koidu's largest creditor, respectively. Based on these factors, ongoing discussions with Koidu, and consideration of the possible actions that all parties, including the Government of Sierra Leone and Koidu's largest creditor, might take under the circumstances, management determined that it is probable that it will be unable to collect a portion of the amounts due under the contractual terms of the Loan, and recorded impairment charges, and a related valuation allowance, of $37.9 million in 2015. Additionally, the Company ceased accruing interest income on the outstanding Loan balance as of July 31, 2015.

During the first quarter of 2016, Koidu did not make any payments due to the Company under the Loan. Koidu also has yet to provide a proposed revised payment schedule to the Company.The carrying amount of the Company’s loan receivable from Koidu, net of the valuation allowance, was $5.9 million at April 30, 2016 and January 31, 2016.

The Company intends to continue to participate in discussions with Koidu regarding operational plans, forecasts and cash flow projections for the mine, as well as revisions to the payment schedule for the Loan. The Company also intends to continue to participate in discussions with certain of Koidu's stakeholders, including its largest creditor and the Government of Sierra Leone. The outcome of these discussions, as well as any other developments, will inform management's ongoing evaluation of the collectability of the Loan and the accrual of interest income. It is possible that such ongoing evaluation may result in additional changes to management's assessment of collectability. While such changes in management's assessment would not have a material adverse effect on the Company's financial position or cash flows, it is possible that such a change in assessment could affect the Company's earnings in the period in which such a change were to occur. Additionally, future developments may result in Koidu defaulting under its diamond supply agreement with the Company, in which case the Company would lose access to the mine's output, although management believes this would not have a material impact on the Company's operations. See "Item 1. Notes to Condensed Consolidated Financial Statements – Note 3. Receivables and Financing Arrangements and Note 10. Commitments and Contingencies" for additional information on this financing arrangement.

TIFFANY & CO.

Contractual Obligations

At April 30, 2016, the Company’s gross uncertain tax position decreased by $6.6 million from January 31, 2016 primarily as a result of the conclusion of a tax examination. As of April 30, 2016, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

The Company’s contractual cash obligations and commercial commitments at April 30, 2016 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2016.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

2016 Outlook

For the fiscal year ending January 31, 2017, management is now forecasting full year earnings per diluted share to decline by a mid-single-digit percentage from 2015's adjusted earnings per diluted share (which excluded the loan impairment and certain staffing and occupancy charges described above in "Non-GAAP Measures"). Management also expects earnings per diluted share in the second quarter to decline by a similar rate as occurred in the first quarter. The forecast is based on the following full-year assumptions, which are approximate and may or may not prove valid, and which should be read in conjunction with risk factors disclosed in Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2016:

•	Worldwide net sales declining by a low-single-digit percentage from the prior year.

•	Increasing worldwide gross retail square footage by 2%, net through 11 store openings, 6 relocations and 10 closings.

•
Operating margin below the prior year's 19.7% (excluding the prior year’s charges described above in "Non-GAAP Measures") due to an expected increase in gross margin more than offset by SG&A expense growth.

•	Interest and other expenses, net unchanged from 2015.

•	An effective income tax rate slightly lower than the prior year.

•	A modest year-over-year strengthening of the U.S. dollar.

•	Net inventories unchanged from the prior year.

•	Capital expenditures of $260.0 million.

•	Free cash flow (net cash provided by operating activities less capital expenditures) of at least $400.0 million.

TIFFANY & CO.

Forward-Looking Statements

The statements in this quarterly report on Form 10-Q that refer to plans and expectations for the current fiscal year and future periods are forward-looking statements that involve a number of risks and uncertainties. Words such as 'expects,' 'intends,' 'anticipates,' 'forecasts,' 'plans,' 'believes,' 'continues,' 'may,' 'will,' and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's objectives, expectations and beliefs with respect to store openings and closings, product introductions, sales, sales growth, retail prices, gross margin, expenses, operating margin, interest and other expenses, net, effective income tax rate, net earnings and net earnings per share, inventories, capital expenditures, cash flow, liquidity, currency translation and growth opportunities. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, which could cause the Company's actual results to differ materially from those indicated in these forward-looking statements. Such factors include, but are not limited to, risks from global economic conditions, decreases in consumer confidence, the Company's significant operations outside of the United States, regional instability and conflict that could disrupt tourist travel and local consumer spending, weakening foreign currencies, changes in the Company's product or geographic sales mix and changes in costs or reduced supply availability of diamonds and precious metals. Please also see the Company's risk factors, as they may be amended from time to time, set forth in the Company's filings with the Securities and Exchange Commission, including the Company's most recently filed Annual Report on Form 10-K for a discussion of these and other factors that could cause actual results to differ materially. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of April 30, 2016 is 12 months.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts in order to manage the effect of volatility in precious metal prices. The maximum term of the Company's outstanding precious metal collars and forward contracts as of April 30, 2016 is 24 months.

TIFFANY & CO.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on his evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the Registrant's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

The Registrant's principal executive officer and principal financial officer has determined that there have been no changes in the Registrant's internal control over financial reporting during the most recently completed fiscal quarter covered by this report identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

The Registrant's management, including its principal executive officer and principal financial officer, necessarily applied his judgment in assessing the costs and benefits of such controls and procedures. By their nature, such controls and procedures cannot provide absolute certainty, but can provide reasonable assurance regarding management's control objectives. Our principal executive officer and principal financial officer has concluded that the Registrant's disclosure controls and procedures are (i) designed to provide such reasonable assurance and (ii) are effective at that reasonable assurance level.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $76.0 million at April 30, 2016) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.9 billion at April 30, 2016) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $124.0 million at April 30, 2016) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $559.0 million at April 30, 2016) (calculated based on alleged future lost profits of the Tiffany Parties).

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

Additionally, management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended April 30, 2016 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

Royalties payable to the Tiffany Parties by Watch Company under the Agreements were not significant in any year. In 2015, management introduced new TIFANY & CO. brand watches, which have been designed, produced, marketed and distributed through certain of the Company's Swiss subsidiaries. The effective development and growth of this watch business has required and will continue to require additional resources and involves risks and uncertainties.

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

For information regarding risk factors, please refer to Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

TIFFANY & CO.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In January 2016, the Company's Board of Directors approved a new share repurchase program ("2016 Program") which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the 2016 Program have been executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The 2016 Program will expire on January 31, 2019.

The following table contains the Company's purchases of equity securities in the first quarter of 2016:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
February 1, 2016 to February 29, 2016	608,922	$ 63.25	608,922	$ 455.5
March 1, 2016 to March 31, 2016	398,611	$ 69.12	398,611	$ 427.9
April 1, 2016 to April 30, 2016	166,696	$ 71.99	166,696	$ 415.9
TOTAL	1,174,229	$ 66.48	1,174,229	$ 415.9

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 25, 2016	TIFFANY & CO.
(Registrant)

By: /s/ John S. Barresi
John S. Barresi
Vice President, Controller
(Chief Accounting Officer)

TIFFANY & CO.