Form 10-Q
period 2016-07-31
TIFFANY & CO
filed 2016-08-25
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 124,891,690 shares outstanding at the close of business on July 31, 2016.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2016

PART I. Financial Information

Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	July 31, 2016	January 31, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$666.3	$843.6	$758.5
Short-term investments	53.8	43.0	12.9
Accounts receivable, less allowances of $10.5, $11.5 and $9.8	216.4	206.4	180.3
Inventories, net	2,324.8	2,225.0	2,357.7
Prepaid expenses and other current assets	215.4	190.4	202.9
Total current assets	3,476.7	3,508.4	3,512.3
Property, plant and equipment, net	944.8	935.8	898.4
Deferred income taxes	367.0	382.8	435.7
Other assets, net	314.4	294.6	325.6
	$5,102.9	$5,121.6	$5,172.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$207.1	$221.6	$196.8
Current portion of long-term debt	94.8	84.2	—
Accounts payable and accrued liabilities	300.7	329.1	310.2
Income taxes payable	30.5	27.1	38.3
Merchandise credits and deferred revenue	64.5	67.9	73.9
Total current liabilities	697.6	729.9	619.2
Long-term debt	790.5	790.0	870.1
Pension/postretirement benefit obligations	442.1	428.1	538.9
Deferred gains on sale-leasebacks	53.2	55.1	59.5
Other long-term liabilities	190.8	189.0	189.6
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 124.9, 126.8 and 128.9	1.3	1.3	1.3
Additional paid-in capital	1,175.9	1,175.7	1,184.7
Retained earnings	1,967.2	2,012.5	2,008.7
Accumulated other comprehensive loss, net of tax	(232.2)	(278.1)	(316.7)
Total Tiffany & Co. stockholders' equity	2,912.2	2,911.4	2,878.0
Non-controlling interests	16.5	18.1	16.7
Total stockholders' equity	2,928.7	2,929.5	2,894.7
	$5,102.9	$5,121.6	$5,172.0
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net sales	$931.6	$990.5	$1,822.9	$1,953.0
Cost of sales	354.5	397.5	700.3	791.0
Gross profit	577.1	593.0	1,122.6	1,162.0
Selling, general and administrative expenses	402.2	420.2	813.1	819.2
Earnings from operations	174.9	172.8	309.5	342.8
Interest and other expenses, net	13.4	13.6	24.8	22.9
Earnings from operations before income taxes	161.5	159.2	284.7	319.9
Provision for income taxes	55.8	54.3	91.5	110.2
Net earnings	$105.7	$104.9	$193.2	$209.7
Net earnings per share:
Basic	$0.84	$0.81	$1.54	$1.62
Diluted	$0.84	$0.81	$1.53	$1.62
Weighted-average number of common shares:
Basic	125.3	129.0	125.7	129.1
Diluted	125.6	129.6	126.1	129.7

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net earnings	$105.7	$104.9	$193.2	$209.7
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	(24.6)	(31.8)	27.1	(28.2)
Unrealized gain (loss) on marketable securities	0.9	(1.2)	2.0	(0.1)
Unrealized gain (loss) on hedging instruments	8.1	(2.7)	12.4	(7.1)
Net unrealized gain on benefit plans	2.0	4.5	4.4	9.2
Total other comprehensive (loss) earnings, net of tax	(13.6)	(31.2)	45.9	(26.2)
Comprehensive earnings	$92.1	$73.7	$239.1	$183.5

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balance at January 31, 2016	$2,929.5	$2,012.5	$(278.1)	126.8	$1.3	$1,175.7	$18.1
Exercise of stock options and vesting of restricted stock units ("RSUs")	8.3	—	—	0.4	—	8.3	—
Tax effect of exercise of stock options and vesting of RSUs	(0.7)	—	—	—	—	(0.7)	—
Share-based compensation expense	10.7	—	—	—	—	10.7	—
Purchase and retirement of Common Stock	(149.9)	(131.8)	—	(2.3)	—	(18.1)	—
Cash dividends on Common Stock	(106.7)	(106.7)	—	—	—	—	—
Other comprehensive earnings, net of tax	45.9	—	45.9	—	—	—	—
Net earnings	193.2	193.2	—	—	—	—	—
Non-controlling interests	(1.6)	—	—	—	—	—	(1.6)
Balance at July 31, 2016	$2,928.7	$1,967.2	$(232.2)	124.9	$1.3	$1,175.9	$16.5

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$193.2	$209.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	105.0	98.4
Amortization of gain on sale-leasebacks	(4.3)	(4.1)
Excess tax benefits from share-based payment arrangements	(0.5)	(2.1)
Provision for inventories	8.6	13.7
Deferred income taxes	(1.9)	(10.8)
Provision for pension/postretirement benefits	22.7	32.8
Share-based compensation expense	10.5	14.2
Impairment charge	—	9.6
Changes in assets and liabilities:
Accounts receivable	(3.2)	9.9
Inventories	(62.9)	(36.0)
Prepaid expenses and other current assets	(1.8)	(4.7)
Accounts payable and accrued liabilities	(42.1)	(28.0)
Income taxes payable	(12.2)	5.7
Merchandise credits and deferred revenue	(4.2)	8.4
Other, net	(0.9)	(6.8)
Net cash provided by operating activities	206.0	309.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(46.5)	(52.3)
Proceeds from sales of marketable securities and short-term investments	36.9	59.8
Capital expenditures	(101.4)	(98.4)
Net cash used in investing activities	(111.0)	(90.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility borrowings, net	(5.9)	(28.1)
Proceeds from other credit facility borrowings	56.0	5.2
Repayment of other credit facility borrowings	(70.7)	(11.3)
Repurchase of Common Stock	(149.9)	(55.8)
Proceeds from exercised stock options	11.0	1.2
Excess tax benefits from share-based payment arrangements	0.5	2.1
Cash dividends on Common Stock	(106.7)	(100.7)
Distribution to non-controlling interest	(2.0)	—
Financing fees	(0.8)	(0.2)
Net cash used in financing activities	(268.5)	(187.6)
Effect of exchange rate changes on cash and cash equivalents	(3.8)	(2.9)
Net (decrease) increase in cash and cash equivalents	(177.3)	28.5
Cash and cash equivalents at beginning of year	843.6	730.0
Cash and cash equivalents at end of six months	$666.3	$758.5

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the Registrant) and its subsidiaries (the “Company”) in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (“VIEs”), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of July 31, 2016 and 2015 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2016 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and six months ended July 31, 2016 and 2015 are not necessarily indicative of the results of the entire fiscal year.

Certain prior year amounts have been reclassified to conform with the current year presentation. The Company adopted ASU No. 2015-17 – Income Taxes: Balance Sheet Classification of Deferred Taxes, on a retrospective basis, as of January 31, 2016. Accordingly, current deferred taxes were reclassified to noncurrent on the July 31, 2015 Condensed Consolidated Balance Sheet, which increased noncurrent assets by $101.4 million and noncurrent liabilities by $0.2 million. The Company also adopted ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs, on a retrospective basis, as of February 1, 2016. Accordingly, debt issuance costs of $8.1 million and $8.5 million were reclassified from other assets, net to a direct deduction from long-term debt at January 31, 2016 and July 31, 2015, respectively.

2.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 for one year to interim and annual periods beginning after December 15, 2017. Early adoption is also permitted as of the original effective date (interim and annual periods beginning after December 15, 2016) and full or modified retrospective application is permitted. Subsequently, the FASB has issued a number of ASU's amending ASU-2014-09 and providing further guidance related to revenue recognition, including:

•	In March 2016, ASU No. 2016-08 – Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation

TIFFANY & CO.

guidance on principal versus agent considerations, specifically including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer.

•
In April 2016, ASU No. 2016-10 – Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, to clarify the identification of performance obligations as well as the licensing implementation guidance.

•
In May 2016, ASU No. 2016-11 – Revenue Recognition and Derivatives and Hedging, updating ASU 2014-09 by rescinding certain Accounting Standards Codification including "Revenue and Expense Recognition for Freight Services in Process", "Accounting for Shipping and Handling Fees and Costs" and "Accounting for Consideration Given by a Vendor to a Customer".

•
In May 2016, ASU No. 2016-12 – Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients, which clarifies certain core recognition principles including collectability, sales tax presentation, and contract modifications, as well as identifies disclosures no longer required if the full retrospective transition method is adopted.

The effective date and transition requirements for these amendments are the same as ASU 2014-09, as amended by ASU 2015-14. Management is currently evaluating the impact of the new guidance on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 – Leases, which requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Leases will be classified as either financing or operating, with the applicable classification determining the pattern of expense recognition in the statement of earnings. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and must be adopted using a modified retrospective approach. Management is currently evaluating the impact of this ASU on the consolidated financial statements, but expects that adoption will result in a significant increase in the Company's assets and liabilities.

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

In March 2016, the FASB issued ASU No. 2016-09 – Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which provides guidance on several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. Most notably, the Company will be required to recognize all excess tax benefits and shortfalls as income tax expense or benefit in the statement of earnings within the reporting period in which they occur. This ASU is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. The ASU is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all Credit Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At July 31, 2016 and 2015, the carrying amount of the Credit Receivables (recorded in accounts receivable, net) was $70.9 million and $61.8 million, of which 97% was considered current in both periods. The allowance for doubtful accounts for estimated losses associated with the Credit Receivables (approximately $1.0 million at July 31, 2016 and July 31, 2015) was determined based on the factors discussed above. Finance charges earned on Credit Card Receivables are not significant.

Financing Arrangements. The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output (see "Note 10. Commitments and Contingencies"). Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements along with projections and business, operational and other economic factors on a periodic basis. At July 31, 2016 and 2015, the current portion of the carrying amount of financing arrangements including accrued interest was $3.0 million and $2.2 million and was recorded in prepaid expenses and other current assets. At July 31, 2016 and 2015, the non-current portion of the net carrying amount of financing arrangements including accrued interest was $19.2 million and $47.7 million and was included in other assets, net.

As of July 31, 2016, the Company had a $43.8 million loan receivable under a financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). The Company recorded impairment charges totaling $37.9 million during the fiscal year ended January 31, 2016 related to the Loan, including an impairment charge of $9.6 million recorded in the three months ended July 31, 2015. The net carrying amount of the Loan was $5.9 million as of July 31, 2016. The Company intends to continue to participate in discussions with Koidu and certain of Koidu's stakeholders as part of management's ongoing evaluation of the collectability of the Loan and the accrual of interest income. See "Note 10. Commitments and Contingencies" for additional information on this financing arrangement.

Management has not recorded any impairment charges on such loans in the three and six months ended July 31, 2016.

TIFFANY & CO.

4.	INVENTORIES

(in millions)	July 31, 2016	January 31, 2016	July 31, 2015
Finished goods	$1,362.0	$1,292.9	$1,347.8
Raw materials	843.5	813.7	896.9
Work-in-process	119.3	118.4	113.0
Inventories, net	$2,324.8	$2,225.0	$2,357.7

5.	INCOME TAXES

The effective income tax rate for the three months ended July 31, 2016 was 34.5% versus 34.2% in the prior year. The effective income tax rate for the six months ended July 31, 2016 was 32.1% versus 34.4% in the prior year.

At July 31, 2016, the Company's gross uncertain tax positions decreased by $7.0 million and gross accrued interest and penalties decreased by $0.4 million from January 31, 2016, primarily as a result of the conclusion of a tax examination during the three months ended April 30, 2016. This settlement resulted in an income tax benefit of $6.6 million for the six months ended July 31, 2016, and reduced the effective income tax rate by 2.3 percentage points versus the prior year. During the three months ended July 31, 2016, the change in the Company's gross uncertain tax positions and gross accrued interest and penalties was not significant.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2013) and New York State (tax years 2012-2014). Tax years from 2010-present are open to examination in the U.S. Federal jurisdiction and 2006–present are open to examination in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of July 31, 2016, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2016	2015	2016	2015
Net earnings for basic and diluted EPS	$105.7	$104.9	$193.2	$209.7
Weighted-average shares for basic EPS	125.3	129.0	125.7	129.1
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.3	0.6	0.4	0.6
Weighted-average shares for diluted EPS	125.6	129.6	126.1	129.7

TIFFANY & CO.

For the three months ended July 31, 2016 and 2015, there were 1.6 million and 0.7 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2016 and 2015, there were 1.5 million and 0.7 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

7.	DEBT

(in millions)	July 31, 2016	January 31, 2016	July 31, 2015
Short-term borrowings:
Credit Facilities	$73.8	$76.6	$62.4
Other credit facilities	133.3	145.0	134.4
	$207.1	$221.6	$196.8

Long-term debt:
Unsecured Senior Notes:
2010 1.72% Notes, due September 2016 [a,b]	$94.8	$84.2	$80.5
2012 4.40% Series B Notes, due July 2042 [c]	250.0	250.0	250.0
2014 3.80% Senior Notes, due October 2024 [a,d]	250.0	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [a,d]	300.0	300.0	300.0
	894.8	884.2	880.5
Less current portion of long-term debt	94.8	84.2	—
Less unamortized discounts and debt issuance costs	9.5	10.0	10.4
	$790.5	$790.0	$870.1

[a]	These agreements require lump sum repayments upon maturity.

[b]	These Notes were issued, at par, ¥10.0 billion.

[c]	The agreements governing these Notes require repayments of $50.0 million in aggregate every five years beginning in 2022.

[d]	These Notes were issued at a discount which will be amortized until the debt maturity.

In July 2016, the Registrant's wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 990.0 million ($148.7 million at July 31, 2016). The Tiffany-Shanghai Credit Agreement, which matures in July 2019, was made available to refinance amounts outstanding under Tiffany-Shanghai’s previously existing RMB 930.0 million three-year multi-bank revolving credit agreement (the "2013 Agreement"), which expired pursuant to its terms on July 19, 2016, as well as for Tiffany-Shanghai's ongoing general working capital requirements. The six lenders party to the Credit Agreement will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China (provided, that if such announced rate is below zero, the applicable interest rate shall be deemed to be zero). In connection with the Tiffany-Shanghai Credit Agreement, in July 2016 the Registrant entered into a Guaranty Agreement by and between the Registrant and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty"). At July 31, 2016, there was $107.1 million available to be borrowed under the Credit Agreement and $41.6 million was outstanding at a weighted-average interest rate of 4.35%.

The Tiffany-Shanghai Credit Agreement contains covenants affirmative and negative which are substantially similar to those set forth in the 2013 Agreement including, among others, covenants that limit Tiffany-Shanghai’s ability to pay certain dividends, incur liens and incur certain indebtedness, and

TIFFANY & CO.

the Guaranty requires maintenance by the Registrant of specific financial covenants and ratios, in addition to other requirements and limitations which are substantially similar to the guaranty entered into by the Registrant in respect of the 2013 Agreement.

Excluding the Tiffany-Shanghai Credit Agreement and Guaranty, there have been no material changes to the agreements governing the Credit Facilities or Senior Notes referenced in the table above since January 31, 2016.

At July 31, 2016, the Company was in compliance with all debt covenants.

8.	HEDGING INSTRUMENTS

Background Information

The Company uses derivative financial instruments, including interest rate swaps, cross-currency swaps, forward contracts, put option contracts and net-zero-cost collar arrangements (combination of call and put option contracts) to mitigate a portion of its exposures to changes in interest rates, foreign currency and precious metal prices.

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

TIFFANY & CO.

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of additional debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. As of July 31, 2016, $20.4 million remains recorded as an unrealized loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in 2014 and recorded an unrealized loss within accumulated other comprehensive loss. As of July 31, 2016, $3.9 million remains recorded as an unrealized loss and is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

Cross-currency Swaps – In July 2016, the Company entered into cross-currency swaps to hedge the foreign exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of July 31, 2016, the notional amount of cross-currency swaps accounted for as cash flow hedges was approximately ¥10.6 billion or $100.0 million. The cross-currency swaps have a term ending on October 1, 2024.

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

As of July 31, 2016, the notional amounts of foreign exchange forward contracts accounted for as cash flow hedges were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥17,255.1	$150.7
British pound		£15.1	21.9
Derivatives not designated as hedging instruments:
U.S. dollar		$73.1	$73.1
Euro		€25.4	28.6
British pound		£3.9	5.1
Chilean peso	₱	2,622.9	3.9
Chinese yuan		¥46.9	7.0
Japanese yen		¥483.5	4.6
Korean won	₩	15,011.6	12.5
Hong Kong dollar	HK$	58.2	7.4
Mexican peso	₱	196.1	10.7
New Zealand dollar	NZ$	5.1	3.6
Singapore dollar	S$	23.7	17.7
Swiss franc	Fr.	3.4	3.4

TIFFANY & CO.

The maximum term of the Company's outstanding foreign exchange forward contracts as of July 31, 2016 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of July 31, 2016, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 24 months. As of July 31, 2016, there were precious metal derivative instruments outstanding for approximately 72,000 ounces of platinum, 1,380,000 ounces of silver and 47,500 ounces of gold.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended July 31,
	2016		2015
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$(1.2)	$0.8	$6.9	$5.2
Precious metal forward contracts [a]	14.5	(2.4)	(7.9)	(1.4)
Precious metal collars [a]	0.2	—	—	—
Cross-currency swaps [b]	(3.6)	(0.7)	—	—
Forward-starting interest rate swaps [b]	—	(0.4)	—	(0.4)
	$9.9	$(2.7)	$(1.0)	$3.4

TIFFANY & CO.

	Six Months Ended July 31,
	2016		2015
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$(15.1)	$4.4	$8.0	$9.5
Precious metal forward contracts [a]	36.1	(5.1)	(13.1)	(2.5)
Precious metal collars [a]	0.5	—	—	—
Cross-currency swaps [b]	(3.6)	(0.7)	—	—
Forward-starting interest rate swaps [b]	—	(0.8)	—	(0.8)
	$17.9	$(2.2)	$(5.1)	$6.2

aThe gain or loss recognized in earnings is included within Cost of sales.
bThe gain or loss recognized in earnings is included within Interest and other expenses, net.

The pre-tax (losses) gains on derivatives not designated as hedging instruments were $(1.9) million and $3.9 million in the three months ended July 31, 2016 and 2015 and $(7.6) million and $0.9 million in the six months ended July 31, 2016 and 2015. These pre-tax (losses) gains on derivatives not designated as hedging instruments were included in interest and other expenses, net. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended July 31, 2016 and 2015. The Company expects approximately $16.6 million of net pre-tax derivative losses included in accumulated other comprehensive income at July 31, 2016 will be reclassified into earnings within the next 12 months. This amount will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

TIFFANY & CO.

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

The Company's derivative instruments are considered Level 2 instruments for the purposes of determining fair value. The Company's foreign exchange forward contracts, as well as put option contracts and cross-currency swaps, are primarily valued using the appropriate foreign exchange spot rates. The Company's precious metal forward contracts and collars are primarily valued using the relevant precious metal spot rate. The Company's interest rate swaps were primarily valued using the 3-month LIBOR rate. For further information on the Company's hedging instruments and program, see "Note 8. Hedging Instruments."

Financial assets and liabilities carried at fair value at July 31, 2016 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Marketable securities [a]	$35.5	$—	$—	$35.5
Time deposits [b]	53.8	—	—	53.8
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	22.2	—	22.2
Precious metal collars [c]	—	1.4	—	1.4
Foreign exchange forward contracts [c]	—	2.1	—	2.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	1.3	—	1.3
Total financial assets	$89.3	$27.0	$—	$116.3

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal collars [d]	$—	$0.7	$—	$0.7
Foreign exchange forward contracts [d]	—	14.3	—	14.3
Cross-currency swaps [d]	—	3.6	—	3.6
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	2.8	—	2.8
Total financial liabilities	$—	$21.4	$—	$21.4

TIFFANY & CO.

Financial assets and liabilities carried at fair value at July 31, 2015 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Marketable securities [a]	$35.5	$—	$—	$35.5
Time deposits [b]	12.9	—	—	12.9
Derivatives designated as hedging instruments:
Foreign exchange forward contracts [c]	—	11.1	—	11.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	3.6	—	3.6
Total financial assets	$48.4	$14.7	$—	$63.1

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$8.7	$—	$8.7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	0.1	—	0.1
Total financial liabilities	$—	$8.8	$—	$8.8

[a]	Included within Other assets, net.

[b]	Included within Short-term investments.

[c]	Included within Prepaid expenses and other current assets or Other assets, net evaluated based on the maturity of the contract.

[d]	Included within Accounts payable and accrued liabilities or Other long-term liabilities evaluated based on the maturity of the contract.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and as such is measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings, current portion of long-term debt and long-term debt was $1.1 billion and the corresponding fair value was approximately $1.1 billion at July 31, 2016 and 2015.

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

TIFFANY & CO.

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

As of January 31, 2016, Koidu had not made any of its interest payments due in July 2015 and thereafter, nor its principal payment due in September 2015. The missed payments constitute events of default under the Loan. In February 2016, the Company received the results from two separate and independent reviews of Koidu's operational plans, forecasts, and cash flow projections for the mine, which were commissioned by the Company and by Koidu's largest creditor, respectively. Based on these factors, ongoing discussions with Koidu, and consideration of the possible actions that all parties, including the Government of Sierra Leone and Koidu's largest creditor, might take under the circumstances, management determined that it is probable that it will be unable to collect a portion of the amounts due under the contractual terms of the Loan, and recorded impairment charges, and a related valuation allowance, of $37.9 million in the year ended January 31, 2016 (which included an impairment charge of $9.6 million recorded in the three months ended July 31, 2015). Additionally, the Company ceased accruing interest income on the outstanding Loan balance as of July 31, 2015. At July 31, 2016, there was $43.8 million of principal outstanding under this Loan (see "Note 3. Receivables and Financing Arrangements").

During the six months ended July 31, 2016, Koidu did not make any payments due to the Company under the Loan. Koidu also has yet to provide a proposed revised payment schedule to the Company. The carrying amount of the Company’s loan receivable from Koidu, net of the valuation allowance, was $5.9 million at July 31, 2016 and January 31, 2016.

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

TIFFANY & CO.

Arbitration Award. On December 21, 2013, an award was issued (the "Arbitration Award") in favor of The Swatch Group Ltd. ("Swatch") and its wholly owned subsidiary Tiffany Watch Co. ("Watch Company"; Swatch and Watch Company, together, the "Swatch Parties") in an arbitration proceeding (the "Arbitration") between the Registrant and its wholly owned subsidiaries, Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the "Tiffany Parties") and the Swatch Parties.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $74.0 million at July 31, 2016) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.9 billion at July 31, 2016) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $122.0 million at July 31, 2016) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $550.0 million at July 31, 2016) (calculated based on alleged future lost profits of the Tiffany Parties).

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

TIFFANY & CO.

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award is set aside. However, the Swatch Parties took action in the Dutch courts to appeal the District Court's decision, and a three-judge panel presided over an appellate hearing in respect of the annulment, and the related claim by the Tiffany Parties for return of the Arbitration Damages and related costs, on June 29, 2016. That panel's decision, which may be appealed to the Supreme Court of the Netherlands, is pending. As a result of this ongoing appellate process, the Arbitration Award may ultimately be upheld by the courts of the Netherlands. Registrant’s management expects that the annulment action will not be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2017.

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

Although the District Court issued a decision in favor of the Tiffany Parties, an amount will only be recorded for any return of amounts paid under the Arbitration Award when the District’s Court decision is final (i.e., after all rights of appeal have been exhausted) and return of these amounts is deemed probable and collection is reasonably assured. As such, the Company has not recorded any amounts in its consolidated financial statements related to the District Court’s decision.

Additionally, management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended July 31, 2016 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

TIFFANY & CO.

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

TIFFANY & CO.

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

11.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

(in millions)	July 31, 2016	January 31, 2016	July 31, 2015
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(108.2)	$(135.3)	$(104.5)
Unrealized gain (loss) on marketable securities	1.0	(1.0)	1.8
Deferred hedging loss	(14.4)	(26.8)	(12.5)
Net unrealized loss on benefit plans	(110.6)	(115.0)	(201.5)
	$(232.2)	$(278.1)	$(316.7)

TIFFANY & CO.

Additions to and reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2016	2015	2016	2015
Foreign currency translation adjustments	$(22.8)	$(34.6)	$36.0	$(30.9)
Income tax (expense) benefit	(1.8)	2.8	(8.9)	2.7
Foreign currency adjustments, net of tax	(24.6)	(31.8)	27.1	(28.2)
Unrealized (loss) gain on marketable securities	1.3	(1.3)	3.0	0.2
Reclassification for gain included in net earnings [a]	—	(0.4)	—	(0.4)
Income tax (expense) benefit	(0.4)	0.5	(1.0)	0.1
Unrealized gain (loss) on marketable securities, net of tax	0.9	(1.2)	2.0	(0.1)
Unrealized gain (loss) on hedging instruments	9.9	(1.0)	17.9	(5.1)
Reclassification adjustment for loss (gain) included in net earnings [b]	2.7	(3.4)	2.2	(6.2)
Income tax (expense) benefit	(4.5)	1.7	(7.7)	4.2
Unrealized gain (loss) on hedging instruments, net of tax	8.1	(2.7)	12.4	(7.1)
Amortization of net loss included in net earnings [c]	3.4	7.4	7.3	15.2
Amortization of prior service credit included in net earnings [c]	(0.2)	(0.2)	(0.4)	(0.4)
Income tax expense	(1.2)	(2.7)	(2.5)	(5.6)
Net unrealized gain on benefit plans, net of tax	2.0	4.5	4.4	9.2
Total other comprehensive earnings (loss), net of tax	$(13.6)	$(31.2)	$45.9	$(26.2)

[a]	These gains are reclassified into Interest and other expenses, net.

[b]	These losses (gains) are reclassified into Cost of sales and Interest and other expenses, net (see "Note 8. Hedging Instruments" for additional details).

[c]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note 12. Employee Benefit Plans" for additional details).

Stock Repurchase Program. In January 2016, the Company's Board of Directors approved the termination of the Company's then-existing share repurchase program, which was approved in March 2014 and had authorized the Company to repurchase up to $300.0 million of its Common Stock through open market transactions ( the "2014 Program") in favor of a new share repurchase program ("2016 Program"). The 2016 Program, which will expire on January 31, 2019, authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the 2014 Program were, and purchases under the 2016 Program have been, executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. Approximately $344.1 million remained available for repurchase under the 2016 Program at July 31, 2016.

TIFFANY & CO.

The Company's share repurchase activity was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions, except per share amounts)	2016	2015	2016	2015
Cost of repurchases	$71.8	$22.7	$149.9	$55.8
Shares repurchased and retired	1.1	0.3	2.3	0.6
Average cost per share	$62.71	$90.43	$64.62	$88.46

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.45 and $0.40 per share of Common Stock in the three months ended July 31, 2016 and 2015 and $0.85 and $0.78 in the six months ended July 31, 2016 and 2015.

12.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2016	2015	2016	2015
Net Periodic Benefit Cost:
Service cost	$3.9	$5.3	$0.6	$1.0
Interest cost	7.8	7.6	0.7	0.8
Expected return on plan assets	(5.9)	(6.2)	—	—
Amortization of prior service credit	—	—	(0.2)	(0.2)
Amortization of net loss	3.5	7.0	(0.1)	0.4
Net expense	$9.3	$13.7	$1.0	$2.0

	Six Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2016	2015	2016	2015
Net Periodic Benefit Cost:
Service cost	$8.7	$11.3	$1.4	$2.1
Interest cost	15.8	15.3	1.6	1.6
Expected return on plan assets	(11.7)	(12.3)	—	—
Amortization of prior service credit	—	—	(0.4)	(0.4)
Amortization of net loss	7.3	14.4	—	0.8
Net expense	$20.1	$28.7	$2.6	$4.1

TIFFANY & CO.

13.	SEGMENT INFORMATION

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

Certain information relating to the Company's segments is set forth below:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2016	2015	2016	2015
Net sales:
Americas	$434.1	$474.6	$837.4	$918.3
Asia-Pacific	230.3	245.3	468.5	504.3
Japan	138.0	125.5	269.1	247.3
Europe	110.7	126.1	207.7	232.8
Total reportable segments	913.1	971.5	1,782.7	1,902.7
Other	18.5	19.0	40.2	50.3
	$931.6	$990.5	$1,822.9	$1,953.0
Earnings from operations*:
Americas	$92.2	$94.8	$150.8	$167.1
Asia-Pacific	55.6	56.8	115.7	129.5
Japan	45.2	46.1	89.6	89.8
Europe	18.5	24.0	28.8	39.4
Total reportable segments	211.5	221.7	384.9	425.8
Other	1.3	0.8	3.1	2.9
	$212.8	$222.5	$388.0	$428.7

*	Represents earnings from operations before (i) unallocated corporate expenses, (ii) interest and other expenses, net, and (iii) other operating expense.

TIFFANY & CO.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2016	2015	2016	2015
Earnings from operations for segments	$212.8	$222.5	$388.0	$428.7
Unallocated corporate expenses	(37.9)	(40.1)	(78.5)	(76.3)
Interest and other expenses, net	(13.4)	(13.6)	(24.8)	(22.9)
Other operating expense	—	(9.6)	—	(9.6)
Earnings from operations before income taxes	$161.5	$159.2	$284.7	$319.9

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expense in the three and six months ended July 31, 2015 represents a loan impairment charge related to a financing arrangement with Koidu. See "Note 3. Receivables and Financing Arrangements" and "Note 10. Commitments and Contingencies" for additional information.

14.	SUBSEQUENT EVENT

On August 18, 2016, the Company's Board of Directors approved a quarterly dividend of $0.45 per share of Common Stock. This dividend will be paid on October 11, 2016 to shareholders of record on September 20, 2016.

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

•	Asia-Pacific includes sales in 83 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 55 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•	Europe includes sales in 43 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through the Internet; and

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

SUMMARY OF SECOND QUARTER AND FIRST HALF RESULTS

•
Worldwide net sales decreased 6% to $931.6 million in the three months ("second quarter") ended July 31, 2016 due to declines in most regions, and comparable store sales decreased 8%. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales decreased 6% in the second quarter and comparable store sales decreased 9%.

•
Worldwide net sales decreased 7% to $1,822.9 million in the six months ("first half") ended July 31, 2016 due to declines in most regions, and comparable store sales decreased 9%. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales decreased 6% and comparable store sales decreased 9%.

•
Earnings from operations as a percentage of net sales ("operating margin") increased 1.4 percentage points in the second quarter and decreased 0.6 percentage point in the first half. Excluding a loan impairment charge recorded in the second quarter of 2015 (see "Non-GAAP Measures" below), operating margin increased 0.4 percentage point in the second quarter due to an improvement in gross margin and decreased 1.0 percentage point in the first half as an improvement in gross margin was more than offset by a lack of sales leverage on selling, general and administrative ("SG&A") expenses.

•
Net earnings increased 1% to $105.7 million, or $0.84 per diluted share, in the second quarter and decreased 8% to $193.2 million, or $1.53 per diluted share, in the first half. Net earnings in the first half included an income tax benefit of $6.6 million, or $0.05 per diluted share, as a result of the conclusion of a tax examination during the three months ended April 30, 2016. Excluding a loan impairment charge

TIFFANY & CO.

recorded in the second quarter of 2015 (see "Non-GAAP Measures" below), net earnings decreased 5% in the second quarter and decreased 11% in the first half.

•	Inventories, net decreased 1% from July 31, 2015.

•	The Company spent $149.9 million to repurchase 2.3 million shares of its Common Stock in the first half.

•	In May 2016, the Board of Directors approved a 12.5% increase in the quarterly dividend rate to $0.45 per share of the Company's Common Stock, or an annual dividend rate of $1.80.

RESULTS OF OPERATIONS

Non-GAAP Measures

The Company reports information in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). Internally, management also monitors and measures its performance using certain sales and earnings measures that include or exclude amounts, or are subject to adjustments that have the effect of including or excluding amounts, from the most directly comparable GAAP measure ("non-GAAP financial measures"). The Company presents such non-GAAP financial measures in reporting its financial results to provide investors with useful supplemental information that will allow them to evaluate the Company's operating results using the same measures that management uses to monitor and measure its performance. The Company's management does not, nor does it suggest that investors should, consider non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. These non-GAAP financial measures presented here may not be comparable to similarly-titled measures used by other companies.

TIFFANY & CO.

Net Sales. The Company's reported net sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar. Internally, management monitors and measures its sales performance on a non-GAAP basis that eliminates the positive or negative effects that result from translating sales made outside the U.S. into U.S. dollars ("constant-exchange-rate basis"). Sales on a constant-exchange-rate basis are calculated by taking the current year's sales in local currencies and translating them into U.S. dollars using the prior year's foreign exchange rates. Management believes this constant-exchange-rate basis provides a useful supplemental basis for the assessment of sales performance and of comparability between reporting periods. The following table reconciles the sales percentage increases (decreases) from the GAAP to the non-GAAP basis versus the previous year:

	Second Quarter 2016 vs. 2015			First Half 2016 vs. 2015
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	(6)%	—%	(6)%	(7)%	(1)%	(6)%
Americas	(9)	(1)	(8)	(9)	(1)	(8)
Asia-Pacific	(6)	(3)	(3)	(7)	(3)	(4)
Japan	10	15	(5)	9	11	(2)
Europe	(12)	(4)	(8)	(11)	(4)	(7)
Other	(3)	—	(3)	(20)	—	(20)
Comparable Store Sales:
Worldwide	(8)%	1%	(9)%	(9)%	—%	(9)%
Americas	(9)	—	(9)	(10)	(1)	(9)
Asia-Pacific	(12)	(3)	(9)	(13)	(2)	(11)
Japan	13	16	(3)	12	11	1
Europe	(17)	(4)	(13)	(16)	(3)	(13)
Other	(22)	—	(22)	(21)	—	(21)

TIFFANY & CO.

Statements of Earnings. Internally, management monitors and measures its earnings performance excluding certain items listed below. Management believes excluding such items provides a useful supplemental basis for the assessment of the Company's results relative to the corresponding period in the prior year. The following tables reconcile certain GAAP amounts to non-GAAP amounts:

(in millions, except per share amounts)	GAAP	Impairment charge [a]	Non-GAAP
Three months ended July 31, 2015
Selling, general and administrative expenses	$420.2	$(9.6)	$410.6
As a % of net sales	42.4%		41.5%
Earnings from operations	172.8	9.6	182.4
As a % of net sales	17.4%		18.4%
Provision for income taxes [c]	54.3	3.3	57.6
Net earnings	104.9	6.3	111.2
Diluted earnings per share	0.81	0.05	0.86

Six months ended July 31, 2015
Selling, general and administrative expenses	$819.2	$(9.6)	$809.6
As a % of net sales	41.9%		41.5%
Earnings from operations	342.8	9.6	352.4
As a % of net sales	17.6%		18.0%
Provision for income taxes [c]	110.2	3.3	113.5
Net earnings	209.7	6.3	216.0
Diluted earnings per share	1.62	0.05	1.67

(in millions, except per share amounts)	GAAP	Impairment charges [a]	Specific cost-reduction initiatives [b]	Non-GAAP
Year Ended January 31, 2016
Selling, general and administrative expenses	$1,731.2	$(37.9)	$(8.8)	$1,684.5
As a % of net sales	42.2%			41.0%
Earnings from operations	760.1	37.9	8.8	806.8
As a % of net sales	18.5%			19.7%
Provision for income taxes [c]	246.0	13.6	3.2	262.8
Net earnings	463.9	24.3	5.6	493.8
Diluted earnings per share	3.59	0.19	0.05	3.83

[a]
Expenses associated with impairment charges related to a financing arrangement with Koidu Limited. See "Item 1. Notes to Condensed Consolidated Financial Statements – Note 3. Receivables and Financing Arrangements and Note 10. Commitments and Contingencies" for additional information.

[b]
Expenses associated with specific cost-reduction initiatives which included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

[c]
The income tax effect resulting from the adjustments set forth in the above tables has been calculated as both current and deferred tax benefit (expense), based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying adjustment.

TIFFANY & CO.

Comparable Store Sales

Comparable store sales include only sales transacted in Company-operated stores open for more than 12 months. Sales for relocated stores are included in comparable store sales if the relocation occurs within the same geographical market. Sales for a new store are not included in comparable store sales if that store was relocated from one department store to another or from a department store to a free-standing location. In all markets, the results of a store in which the square footage has been expanded or reduced remain in the comparable store base.

Net Sales
Net sales by segment were as follows:

	Second Quarter			First Half
(in millions)	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Americas	$434.1	$474.6	(9)%	$837.4	$918.3	(9)%
Asia-Pacific	230.3	245.3	(6)	468.5	504.3	(7)
Japan	138.0	125.5	10	269.1	247.3	9
Europe	110.7	126.1	(12)	207.7	232.8	(11)
Other	18.5	19.0	(3)	40.2	50.3	(20)
	$931.6	$990.5	(6)%	$1,822.9	$1,953.0	(7)%

Worldwide net sales decreased $58.9 million, or 6%, in the second quarter of 2016 and $130.1 million, or 7%, in the first half of 2016 due to declines in most regions. On a constant-exchange rate basis, total sales declined 6% in both the second quarter and first half of 2016.

Changes in jewelry sales by product category were as follows:

(in millions)	Second Quarter 2016		First Half 2016
Statement, fine & solitaire jewelry	$(26.9)	(12)%	$(56.6)	(13)%
Engagement jewelry & wedding bands	(9.4)	(3)	(20.7)	(4)
Fashion jewelry	(18.4)	(5)	(41.4)	(5)

The decrease in sales of statement, fine & solitaire jewelry reflected declines across the category, while the engagement jewelry & wedding bands category decreased due to a shift in sales mix towards wedding bands and fashion jewelry reflected decreases in both gold and silver jewelry.

TIFFANY & CO.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Store Sales	Non-comparable Store Sales	Wholesale/Other	Total
Second Quarter of 2016:
Americas	$(39.4)	$0.9	$(2.0)	$(40.5)
Asia-Pacific	(25.6)	10.6	—	(15.0)
Japan	14.5	0.1	(2.1)	12.5
Europe	(19.4)	3.8	0.2	(15.4)
First Half of 2016:
Americas	$(77.4)	$2.9	$(6.4)	$(80.9)
Asia-Pacific	(61.3)	26.6	(1.1)	(35.8)
Japan	27.0	(0.4)	(4.8)	21.8
Europe	(34.0)	8.0	0.9	(25.1)

Americas. Total sales decreased $40.5 million, or 9%, in the second quarter and $80.9 million or 9%, in the first half and comparable store sales decreased $39.4 million, or 9%, in the second quarter and $77.4 million, or 10%, in the first half. Management attributed the sales declines to lower sales to U.S. customers as well as lower Chinese and other foreign tourist spending in the U.S. On a constant-exchange rate basis, total sales and comparable store sales decreased 8% and 9%, respectively, in both the second quarter and first half.

Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold, as reported	Currency Translation	Average Price per Unit Sold, constant-exchange-rate basis	Number of Units Sold
Change in Jewelry Sales
Second Quarter of 2016	(1)%	(1)%	—%	(6)%
First Half of 2016	(1)%	(1)%	—%	(7)%

In the second quarter and first half, the decrease in the number of jewelry units sold reflected declines across all categories, particularly in fashion silver jewelry.

Asia-Pacific. Total sales decreased $15.0 million, or 6%, in the second quarter and $35.8 million, or 7%, in the first half and comparable store sales decreased $25.6 million, or 12%, in the second quarter and $61.3 million, or 13%, in the first half. Sales growth in China and Korea was offset by continued significant declines in Hong Kong and more moderate declines in other markets. On a constant-exchange-rate basis, total sales and comparable store sales decreased 3% and 9%, respectively, in the second quarter and 4% and 11%, respectively, in the first half.

Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold, as reported	Currency Translation	Average Price per Unit Sold, constant-exchange-rate basis	Number of Units Sold
Change in Jewelry Sales
Second Quarter of 2016	(5)%	(2)%	(3)%	(2)%
First Half of 2016	(5)%	(3)%	(2)%	(3)%

In the second quarter and first half, the decrease in the number of jewelry units sold was primarily attributed to declines across the fashion jewelry category, which were partially offset by increases in the engagement jewelry & wedding band category. Management attributed the decrease in the average price per jewelry unit sold in both

TIFFANY & CO.

periods to a shift in sales mix toward wedding bands within the engagement jewelry & wedding band category and declines in statement jewelry sales.

Japan. In the second quarter, total sales increased $12.5 million, or 10%, due to comparable store sales growth of $14.5 million, or 13%. The favorable effect of currency translation offset sales declines which management attributed to lower spending by Chinese tourists. On a constant-exchange-rate basis, total sales decreased 5% and comparable store sales decreased 3%.

In the first half, total sales increased $21.8 million, or 9%, due to comparable store sales growth of $27.0 million, or 12%. On a constant-exchange-rate basis, total sales decreased 2% and comparable store sales increased 1%.

Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold, as reported	Currency Translation	Average Price per Unit Sold, constant-exchange-rate basis	Number of Units Sold
Change in Jewelry Sales
Second Quarter of 2016	6%	9%	(3)%	4%
First Half of 2016	2%	9%	(7)%	6%

In the second quarter and first half, the increase in number of jewelry units sold primarily reflected increases in the fashion jewelry category. Management attributed the increase in the average price per jewelry unit sold for both periods to a benefit from foreign currency translation, which more than offset the effect of a shift in sales mix within the fashion jewelry category toward silver jewelry.

Europe. Total sales decreased $15.4 million, or 12%, in the second quarter and $25.1 million, or 11%, in the first half and comparable store sales decreased $19.4 million, or 17%, in the second quarter and $34.0 million, or 16%, in the first half. Sales declines reflected softness across continental Europe, which management attributed to lower spending by foreign tourists and local customers. On a constant-exchange-rate basis, total sales and comparable store sales decreased 8% and 13%, respectively, in the second quarter and decreased 7% and 13%, respectively, in the first half.

Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold, as reported	Currency Translation	Average Price per Unit Sold, constant-exchange-rate basis	Number of Units Sold
Change in Jewelry Sales
Second Quarter of 2016	(1)%	(3)%	2%	(12)%
First Half of 2016	—%	(3)%	3%	(12)%

In the second quarter and first half, the decrease in the number of jewelry units sold reflected decreases across all categories, especially in fashion silver jewelry.

Other. Other sales decreased $0.5 million, or 3%, in the second quarter and decreased $10.1 million, or 20%, in the first half due to declines in retail sales within the Emerging Markets region, largely offset by an increase in wholesale sales of diamonds. Comparable store sales declined 22% in the second quarter and 21% in the first half.

Store Data. In the first half of 2016, the Company opened six Company-operated stores – three in Europe (in Italy and the Netherlands), two in Asia-Pacific (in Australia) and one in the Americas (in Canada). The Company closed two Company-operated stores – one in Japan and one in Europe (in Germany).

TIFFANY & CO.

Gross Margin

	Second Quarter		First Half
(dollars in millions)	2016	2015	2016	2015
Gross profit	$577.1	$593.0	$1,122.6	$1,162.0
Gross profit as a percentage of net sales	61.9%	59.9%	61.6%	59.5%

Gross margin (gross profit as a percentage of net sales) increased 2.0 percentage points in the second quarter and increased 2.1 percentage points in the first half, primarily reflecting favorable product input costs and the effect of price increases taken in the past twelve months, as well as the effect of a shift in sales mix towards higher-margin fashion jewelry from the lower-margin statement, fine & solitaire jewelry category.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term unless and until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 8. Hedging Instruments"). Management increased retail prices in the first half of 2016 and 2015 across most geographic regions and product categories.

Selling, General and Administrative ("SG&A") Expenses

	Second Quarter		First Half
(dollars in millions)	2016	2015	2016	2015
As reported:
SG&A expenses	$402.2	$420.2	$813.1	$819.2
SG&A expenses as a percentage of net sales	43.2%	42.4%	44.6%	41.9%
Excluding items in "Non-GAAP Measures":
SG&A expenses	$402.2	$410.6	$813.1	$809.6
SG&A expenses as a percentage of net sales	43.2%	41.5%	44.6%	41.5%
SG&A expenses decreased $18.0 million, or 4%, in the second quarter of 2016, and $6.1 million, or 1%, in the first half of 2016. Included in prior year amounts is a loan impairment charge of $9.6 million recorded in the second quarter of 2015 (see "Non-GAAP Measures").
Excluding the charge noted above, SG&A expenses decreased $8.4 million, or 2%, in the second quarter primarily reflecting decreased labor, benefit and incentive compensation costs, lower sales related variable costs and decreased marketing expenses, partially offset by increased store occupancy and depreciation expenses. There was no significant effect on SG&A expense changes from foreign currency translation.
SG&A expenses as a percentage of net sales increased 0.8 percentage point, or 1.7 percentage points excluding the charge noted above, in the second quarter and 2.7 percentage points, or 3.1 percentage points excluding the charge noted above, in the first half due to the lack of sales leverage on operating expenses.

TIFFANY & CO.

Earnings from Operations

	Second Quarter		First Half
(dollars in millions)	2016	2015	2016	2015
As reported:
Earnings from operations	$174.9	$172.8	$309.5	$342.8
Operating margin	18.8%	17.4%	17.0%	17.6%
Excluding items in "Non-GAAP Measures":
Earnings from operations	$174.9	$182.4	$309.5	$352.4
Operating margin	18.8%	18.4%	17.0%	18.0%

Earnings from operations increased $2.1 million, or 1%, in the second quarter of 2016 and decreased $33.3 million, or 10%, in the first half of 2016. Included in prior year amounts is a loan impairment charge of $9.6 million recorded in the second quarter of 2015 (see "Non-GAAP Measures").

Excluding the charge noted above, earnings from operations decreased $7.5 million, or 4%, in the second quarter and $42.9 million, or 12%, in the first half of 2016 due to lower net sales, which was only partly offset by higher gross margin.

Operating margin increased 1.4 percentage points in the second quarter and decreased 0.6 percentage point in the first half. Excluding the charge noted above, operating margin increased 0.4 percentage point in the second quarter due to an improvement in gross margin and decreased 1.0 percentage point in the first half as an improvement in gross margin was more than offset by a lack of sales leverage on SG&A expenses.

Results by segment were as follows:

(in millions)	Second Quarter 2016	% of Net Sales	Second Quarter 2015	% of Net Sales
Earnings from operations*:
Americas	$92.2	21.2%	$94.8	20.0%
Asia-Pacific	55.6	24.1	56.8	23.2
Japan	45.2	32.7	46.1	36.7
Europe	18.5	16.7	24.0	19.0
Other	1.3	7.1	0.8	4.3
	212.8		222.5
Unallocated corporate expenses	(37.9)	(4.1)%	(40.1)	(4.1)%
Other operating expense	—	—	(9.6)	(1.0)
Earnings from operations	$174.9	18.8%	$172.8	17.4%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the second quarter of 2016 compared with 2015 was as follows:

•	Americas – the ratio increased 1.2 percentage points due to an improvement in gross margin, partly offset by a lack of sales leverage on operating expenses resulting from a decrease in net sales;

•	Asia-Pacific – the ratio increased 0.9 percentage point due to an improvement in gross margin, partly offset by a lack of sales leverage on operating expenses resulting from a decrease in net sales;

TIFFANY & CO.

•
Japan – the ratio decreased 4.0 percentage points primarily due to a decrease in gross margin, including an unfavorable impact from the Company's ongoing program to utilize Yen forward contracts for a portion of forecasted merchandise purchases, attributable to the strengthening of the Yen; and

•
Europe – the ratio decreased 2.3 percentage points due to a decrease in net sales resulting in a lack of sales leverage on operating expenses, which was only partly offset by an improvement in gross margin.

Results by segment were as follows:

(in millions)	First Half 2016	% of Net Sales	First Half 2015	% of Net Sales
Earnings from operations*:
Americas	$150.8	18.0%	$167.1	18.2%
Asia-Pacific	115.7	24.7	129.5	25.7
Japan	89.6	33.3	89.8	36.3
Europe	28.8	13.8	39.4	16.9
Other	3.1	7.8	2.9	5.8
	388.0		428.7
Unallocated corporate expenses	(78.5)	(4.3)%	(76.3)	(3.9)%
Other operating expense	—	—	(9.6)	—
Earnings from operations	$309.5	17.0%	$342.8	17.6%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the first half of 2016 compared with 2015 was as follows:

•	Americas – the ratio decreased 0.2 percentage point due to a decrease in net sales resulting in a lack of sales leverage on operating expenses, partly offset by an improvement in gross margin;

•	Asia-Pacific – the ratio decreased 1.0 percentage point due to a decrease in net sales resulting in a lack of sales leverage on operating expenses, partly offset by an improvement in gross margin;

•
Japan – the ratio decreased 3.0 percentage points primarily due to a decrease in gross margin, including an unfavorable impact from the Company's ongoing program to utilize Yen forward contracts for a portion of forecasted merchandise purchases, attributable to the strengthening of the Yen; and

•	Europe – the ratio decreased 3.1 percentage points due to a decrease in net sales resulting in a lack of sales leverage on operating expenses, partly offset by an improvement in gross margin.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses decreased by $2.2 million in the second quarter of 2016 and increased by $2.2 million in the first half of 2016.

Other operating expense in the second quarter and first half of 2015 represents a loan impairment charge related to a financing arrangement with Koidu. See "Item 1. Notes to Condensed Consolidated Financial Statements – Note 3. Receivables and Financing Arrangements and Note 10. Commitments and Contingencies" for additional information.

Interest and Other Expenses, net

Interest and other expenses, net decreased $0.2 million, or 1%, in the second quarter of 2016. Interest and other expenses, net increased $1.9 million, or 9%, in the first half of 2016 primarily due to lower interest income.

TIFFANY & CO.

Provision for Income Taxes

The effective income tax rate for the second quarter of 2016 was 34.5% versus 34.2% in the prior year. The effective income tax rate for the first half of 2016 was 32.1% versus 34.4% in the prior year. The effective income tax rate for the first half of 2016 included a decrease of 2.3 percentage points due to an income tax benefit of $6.6 million, or $0.05 per diluted share, from the conclusion of a tax examination during the first quarter of 2016.

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

The following table summarizes cash flows from operating, investing and financing activities:

	First Half
(in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$206.0	$309.9
Investing activities	(111.0)	(90.9)
Financing activities	(268.5)	(187.6)
Effect of exchange rates on cash and cash equivalents	(3.8)	(2.9)
Net (decrease) increase in cash and cash equivalents	$(177.3)	$28.5

Operating Activities

The Company had a net cash inflow from operating activities of $206.0 million in the first half of 2016 compared with $309.9 million in the first half of 2015. The variance is primarily due to increased inventory purchases as well as the timing of income tax payments and other payables.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2.8 billion and 5.0 at July 31, 2016, compared with $2.8 billion and 4.8 at January 31, 2016 and $2.9 billion and 5.7 at July 31, 2015.

Accounts receivable, less allowances at July 31, 2016 were 5% higher than January 31, 2016 and 20% higher than July 31, 2015 primarily reflecting the timing of third-party credit card collections at quarter-end and the greater use of in-house credit related to higher-priced jewelry products as well as the timing of wholesale sales. Currency translation had the effect of increasing accounts receivable, less allowances by 4% from January 31, 2016 and 3% from July 31, 2015, primarily from the strengthening of the Japanese yen. Therefore, when excluding that effect, accounts receivable, less allowances would have increased 1% from January 31, 2016 and 17% from July 31, 2015.

Inventories, net at July 31, 2016 were 4% higher than January 31, 2016 and 1% lower than July 31, 2015. When compared to January 31, 2016, finished goods inventories rose 5% and combined raw material and work-in-process inventories rose 3% due to increased purchases to support new products. When compared to July 31, 2015, finished goods inventories increased 1% and combined raw material and work-in-process inventories decreased 5%. Currency translation had the effect of increasing inventories, net by 2% from January 31, 2016, primarily from the strengthening of the Japanese yen. Therefore, when excluding that effect, inventories, net would have increased 2% from January 31, 2016. There was no significant translation effect on the change in inventories, net from July 31, 2015.

TIFFANY & CO.

Investing Activities

The Company had net cash outflows from investing activities of $111.0 million in the first half of 2016 compared with $90.9 million in the first half of 2015. The increase in net cash outflows was driven by net purchases of marketable securities.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net purchases of marketable securities and short-term investments of $9.6 million during the first half of 2016 compared with net proceeds from sales of $7.5 million during the first half of 2015.

Financing Activities

The Company had net cash outflows from financing activities of $268.5 million in the first half of 2016 compared with $187.6 million in 2015. Year-over-year changes in cash flows from financing activities were largely driven by increased share repurchases.

Recent Borrowings. The Company had net repayments of borrowings as follows:

	First Half
(in millions)	2016	2015
Short-term borrowings:
Repayments of credit facility borrowings, net	$(5.9)	$(28.1)
Proceeds from other credit facility borrowings	56.0	5.2
Repayments of other credit facility borrowings	(70.7)	(11.3)
Net repayments of total borrowings	$(20.6)	$(34.2)

In July 2016, the Registrant's wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 990.0 million ($148.7 million at July 31, 2016). The Tiffany-Shanghai Credit Agreement, which matures in July 2019, was made available to refinance amounts outstanding under Tiffany-Shanghai’s previously existing RMB 930.0 million three-year multi-bank revolving credit agreement (the "2013 Agreement"), which expired pursuant to its terms on July 19, 2016, as well as for Tiffany-Shanghai's ongoing general working capital requirements. The six lenders party to the Credit Agreement will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China (provided, that if such announced rate is below zero, the applicable interest rate shall be deemed to be zero). In connection with the Tiffany-Shanghai Credit Agreement, in July 2016 the Registrant entered into a Guaranty Agreement by and between the Registrant and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty"). At July 31, 2016, there was $107.1 million available to be borrowed under the Credit Agreement and $41.6 million was outstanding at a weighted-average interest rate of 4.35%.

The Tiffany-Shanghai Credit Agreement contains affirmative and negative covenants which are substantially similar to those set forth in the 2013 Agreement including, among others, covenants that limit Tiffany-Shanghai’s ability to pay certain dividends, incur liens and incur certain indebtedness, and the Guaranty requires maintenance by the Registrant of specific financial covenants and ratios, in addition to other requirements and limitations which are substantially similar to the guaranty entered into by Registrant in respect of the 2013 Agreement.

Under all of the Company's credit facilities, at July 31, 2016 there were $207.1 million of borrowings, $3.8 million of letters of credit issued but not outstanding and $847.8 million available for borrowing. At July 31, 2015, there were $196.8 million of borrowings, $9.0 million of letters of credit issued but not outstanding and $804.6 million available for borrowing. The weighted-average interest rate for the amount outstanding at July 31, 2016 was 2.65% compared with 3.15% at July 31, 2015.

TIFFANY & CO.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 37% at July 31, 2016, January 31, 2016 and July 31, 2015.

At July 31, 2016, the Company was in compliance with all debt covenants.

Share Repurchases. In January 2016, the Company's Board of Directors approved the termination of the Company's then-existing share repurchase program, which was approved in March 2014 and had authorized the Company to repurchase up to $300.0 million of its Common Stock through open market transactions ( the "2014 Program") in favor of a new share repurchase program ("2016 Program"). The 2016 Program, which will expire on January 31, 2019, authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the 2014 Program were, and purchases under the 2016 Program have been, executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs.

The Company's share repurchase activity was as follows:

	Second Quarter		First Half
(in millions, except per share amounts)	2016	2015	2016	2015
Cost of repurchases	$71.8	$22.7	$149.9	$55.8
Shares repurchased and retired	1.1	0.3	2.3	0.6
Average cost per share	$62.71	$90.43	$64.62	$88.46

At July 31, 2016, approximately $344.1 million remained available for share repurchases under the 2016 Program.

Financing Arrangements with Diamond Mining and Exploration Companies

The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the output from mines owned by these companies. At July 31, 2016, there was $43.8 million of principal outstanding under a financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"), with a carrying amount, net of valuation allowance, of $5.9 million. The Loan, which was entered into between Koidu and Laurelton Diamonds, Inc., a wholly owned subsidiary of the Company, in March 2011, originally provided that repayments of principal would begin in March 2013. However, in March 2013, the Company agreed to Koidu's request to defer the principal and interest payments due in 2013 to subsequent years and, in March 2014, the Company agreed to Koidu's request to provide for monthly rather than semi-annual payments of the principal payments due in 2014. The Company received such scheduled monthly payments from Koidu in 2014. On April 30, 2015, the Company also agreed to defer Koidu's principal payment due on March 30, 2015 ("2015 Amendment"), subject to certain conditions set forth in the 2015 Amendment, which were met in June 2015.

As of January 31, 2016, Koidu had not made any of its interest payments due in July 2015 and thereafter, nor its principal payment due in September 2015. The missed payments constitute events of default under the Loan. In February 2016, the Company received the results from two separate and independent reviews of Koidu's operational plans, forecasts, and cash flow projections for the mine, which were commissioned by the Company and by Koidu's largest creditor, respectively. Based on these factors, ongoing discussions with Koidu, and consideration of the possible actions that all parties, including the Government of Sierra Leone and Koidu's largest creditor, might take under the circumstances, management determined that it is probable that it will be unable to collect a portion of the amounts due under the contractual terms of the Loan, and recorded impairment charges, and a related valuation allowance, of $37.9 million in 2015 (which included an impairment charge of $9.6 million recorded in the second quarter). Additionally, the Company ceased accruing interest income on the outstanding Loan balance as of July 31, 2015.

During the first half of 2016, Koidu did not make any payments due to the Company under the Loan. Koidu also has yet to provide a proposed revised payment schedule to the Company. The carrying amount of the Company’s loan receivable from Koidu, net of the valuation allowance, was $5.9 million at July 31, 2016 and January 31, 2016.

TIFFANY & CO.

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

Contractual Obligations

At July 31, 2016, the Company’s gross uncertain tax position decreased by $7.0 million from January 31, 2016 primarily as a result of the conclusion of a tax examination during the first quarter of 2016. As of July 31, 2016, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

The Company’s contractual cash obligations and commercial commitments at July 31, 2016 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed materially since January 31, 2016.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

2016 Outlook

For the full 2016 fiscal year, management is maintaining its outlook to expect (i) worldwide net sales declining by a low single-digit percentage from the prior year and (ii) earnings per diluted share declining by a mid-single-digit percentage from 2015’s adjusted earnings of $3.83 per diluted share (which excluded loan impairment and certain staffing and occupancy charges - see "Non-GAAP Measures"). These expectations are approximations and are based on the Company's plans and assumptions, including: (i) worldwide gross retail square footage increasing 2%, net through 11 openings, 6 relocations and 9 closings; (ii) operating margin below the prior year’s 19.7% (excluding the prior year's charges - see "Non-GAAP Measures") due to an anticipated increase in gross margin (although at a considerably lesser rate in the second half than in the first half of the year) more than offset by SG&A expense growth; (iii) interest and other expenses, net unchanged from 2015; (iv) an effective income tax rate slightly lower than the prior year; (v) the U.S. dollar unchanged from current spot rates for the balance of the year; and (vi) weighted average diluted shares outstanding modestly lower than in fiscal 2015.

Management also expects for the full 2016 fiscal year: (i) net cash provided by operating activities of at least $660 million and (ii) free cash flow (net cash provided by operating activities less capital expenditures) of at least $400 million. These expectations are also based on the Company's plans and assumptions, including: (i) net inventories unchanged from the prior year, (ii) capital expenditures of $260 million and (iii) net earnings in line with management’s expectations as described above.

Forward-Looking Statements

The historical trends and results reported in this quarterly report on Form 10-Q should not be considered an indication of future performance. Further, statements contained in this quarterly report on Form 10-Q that are not statements of historical fact, including those that refer to plans, assumptions and expectations for the current fiscal year and future periods, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, the statements under "2016

TIFFANY & CO.

Outlook" as well as statements that can be identified by the use of words such as 'expects,' 'projects,' 'anticipates,' 'assumes,' 'forecasts,' 'plans,' 'believes,' 'intends,' 'estimates,' 'pursues,' 'continues,' 'outlook,' 'may,' 'will,' 'can,' 'should' and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's plans, assumptions, expectations, beliefs and objectives with respect to store openings and closings; product introductions; sales; sales growth; retail prices; gross margin; operating margin; expenses; interest and other expenses, net; effective income tax rate; net earnings and net earnings per share; share count; inventories; capital expenditures; cash flow; liquidity; currency translation; growth opportunities; the collectability of amounts due under financing arrangements with diamond mining and exploration companies; and certain ongoing or planned product, marketing, retail, manufacturing and other operational and strategic initiatives.

These forward-looking statements are based upon the current views and plans of management, speak only as of the date on which they are made and are subject to a number of risks and uncertainties, many of which are outside of our control. Actual results could therefore differ materially from the planned, assumed or expected results expressed in, or implied by, these forward-looking statements. While we cannot predict all of the factors that could form the basis of such differences, key factors include, but are not limited to: global macroeconomic and geopolitical developments; changes in interest and foreign currency rates; shifting tourism trends; regional instability, violence (including terrorist activities) and weather conditions that may affect local and tourist consumer spending; changes in consumer confidence, preferences and shopping patterns, as well our ability to accurately predict and timely respond to such changes; shifts in the Company's product and geographic sales mix; variations in the cost and availability of diamonds, gemstones and precious metals; changes in our competitive landscape; disruptions impacting the Company's business and operations; gains or losses in the trading value of the Company's stock, which may impact the amount of stock repurchased; and our ability to successfully control costs and execute on, and achieve the expected benefits from, the operational and strategic initiatives referenced above. Developments relating to these and other factors may also warrant changes to the Company's operating and strategic plans, including with respect to store openings, closings and renovations, capital expenditures, inventory management, and continuing execution on, or timing of, the aforementioned initiatives. Such changes could also cause actual results to differ materially from the expected results expressed in, or implied by, the forward-looking statements.

Additional information about potential risks and uncertainties that could affect the Company’s business and financial results is included under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2016 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should consider the risks, uncertainties and factors outlined above and in the Form 10-K in evaluating, and are cautioned not to place undue reliance on, the forward-looking statements contained herein. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of July 31, 2016 is 12 months.

In the July 2016, the Company entered into cross-currency swaps to hedge the foreign exchange risk associated with Japanese yen-denominated intercompany loans. As of July 31, 2016, the notional amount of these cross-currency swaps was approximately ¥10.6 billion or $100 million. The cross-currency swaps have a term ending on October 1, 2024.

TIFFANY & CO.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts in order to manage the effect of volatility in precious metal prices. The maximum term of the Company's outstanding precious metal collars and forward contracts as of July 31, 2016 is 24 months.

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

TIFFANY & CO.

PART II. Other Information

Item 1. Legal Proceedings.

Arbitration Award. On December 21, 2013, an award was issued (the "Arbitration Award") in favor of The Swatch Group Ltd. ("Swatch") and its wholly owned subsidiary Tiffany Watch Co. ("Watch Company"; Swatch and Watch Company, together, the "Swatch Parties") in an arbitration proceeding (the "Arbitration") between the Registrant and its wholly owned subsidiaries, Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the "Tiffany Parties") and the Swatch Parties.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $74.0 million at July 31, 2016) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.9 billion at July 31, 2016) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $122.0 million at July 31, 2016) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $550.0 million at July 31, 2016) (calculated based on alleged future lost profits of the Tiffany Parties).

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

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award is set aside. However, the Swatch Parties took action in the Dutch courts to appeal the District Court's decision, and a three-judge panel presided over an appellate hearing in respect of the annulment, and the related claim by the Tiffany Parties for return of the Arbitration Damages and related costs, on June 29, 2016. That panel's decision, which may be appealed to the Supreme Court of the Netherlands, is pending. As a result of this ongoing appellate process, the Arbitration Award may ultimately be upheld by the courts of the Netherlands. Registrant’s management expects that the annulment action will not be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2017.

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

Although the District Court issued a decision in favor of the Tiffany Parties, an amount will only be recorded for any return of amounts paid under the Arbitration Award when the District’s Court decision is final (i.e., after all rights of appeal have been exhausted) and return of these amounts is deemed probable and collection is reasonably assured. As such, the Company has not recorded any amounts in its consolidated financial statements related to the District Court’s decision.

Additionally, management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended July 31, 2016 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

TIFFANY & CO.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In January 2016, the Company's Board of Directors approved a new share repurchase program ("2016 Program"), which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the 2016 Program have been executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The 2016 Program will expire on January 31, 2019.

The following table contains the Company's purchases of equity securities in the second quarter of 2016:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
May 1, 2016 to May 31, 2016	319,542	$ 66.25	319,542	$ 394.8
June 1, 2016 to June 30, 2016	429,311	$ 61.73	429,311	$ 368.3
July 1, 2016 to July 31, 2016	396,096	$ 60.92	396,096	$ 344.1
TOTAL	1,144,949	$ 62.71	1,144,949	$ 344.1

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 25, 2016	TIFFANY & CO.
(Registrant)

By: /s/ John S. Barresi
John S. Barresi
Vice President, Controller
(Chief Accounting Officer)

TIFFANY & CO.