Form 10-Q
period 2016-10-31
TIFFANY & CO
filed 2016-11-29
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common Stock, $.01 par value, 124,454,956 shares outstanding at the close of business on October 31, 2016.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2016

PART I. Financial Information

Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	October 31, 2016	January 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$727.5	$843.6	$673.2
Short-term investments	59.2	43.0	51.9
Accounts receivable, less allowances of $10.9, $11.5 and $10.0	214.0	206.4	206.5
Inventories, net	2,303.1	2,225.0	2,347.0
Prepaid expenses and other current assets	205.4	190.4	204.2
Total current assets	3,509.2	3,508.4	3,482.8
Property, plant and equipment, net	951.8	935.8	912.2
Deferred income taxes	370.2	382.8	440.5
Other assets, net	307.9	294.6	322.0
	$5,139.1	$5,121.6	$5,157.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$219.5	$221.6	$198.3
Current portion of long-term debt	—	84.2	82.6
Accounts payable and accrued liabilities	313.1	329.1	323.4
Income taxes payable	32.6	27.1	30.6
Merchandise credits and deferred revenue	70.5	67.9	73.4
Total current liabilities	635.7	729.9	708.3
Long-term debt	885.7	790.0	789.8
Pension/postretirement benefit obligations	448.0	428.1	545.8
Deferred gains on sale-leasebacks	50.0	55.1	57.9
Other long-term liabilities	194.6	189.0	184.7
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 124.5, 126.8 and 128.2	1.2	1.3	1.3
Additional paid-in capital	1,179.6	1,175.7	1,181.6
Retained earnings	1,979.0	2,012.5	1,993.6
Accumulated other comprehensive loss, net of tax	(251.2)	(278.1)	(323.1)
Total Tiffany & Co. stockholders' equity	2,908.6	2,911.4	2,853.4
Non-controlling interests	16.5	18.1	17.6
Total stockholders' equity	2,925.1	2,929.5	2,871.0
	$5,139.1	$5,121.6	$5,157.5
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net sales	$949.3	$938.2	$2,772.2	$2,891.2
Cost of sales	369.8	373.7	1,070.1	1,164.7
Gross profit	579.5	564.5	1,702.1	1,726.5
Selling, general and administrative expenses	424.3	408.1	1,237.4	1,227.3
Earnings from operations	155.2	156.4	464.7	499.2
Interest and other expenses, net	9.7	15.2	34.5	38.1
Earnings from operations before income taxes	145.5	141.2	430.2	461.1
Provision for income taxes	50.4	50.2	141.9	160.4
Net earnings	$95.1	$91.0	$288.3	$300.7
Net earnings per share:
Basic	$0.76	$0.71	$2.30	$2.33
Diluted	$0.76	$0.70	$2.29	$2.32
Weighted-average number of common shares:
Basic	124.6	128.6	125.3	129.0
Diluted	124.9	129.1	125.7	129.5

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net earnings	$95.1	$91.0	$288.3	$300.7
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	(13.5)	(5.9)	13.6	(34.1)
Unrealized (loss) gain on marketable securities	(0.1)	(0.7)	1.9	(0.8)
Unrealized (loss) gain on hedging instruments	(7.6)	(4.4)	4.8	(11.5)
Net unrealized gain on benefit plans	2.2	4.6	6.6	13.8
Total other comprehensive (loss) earnings, net of tax	(19.0)	(6.4)	26.9	(32.6)
Comprehensive earnings	$76.1	$84.6	$315.2	$268.1

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balance at January 31, 2016	$2,929.5	$2,012.5	$(278.1)	126.8	$1.3	$1,175.7	$18.1
Exercise of stock options and vesting of restricted stock units ("RSUs")	8.7	—	—	0.5	—	8.7	—
Tax effect of exercise of stock options and vesting of RSUs	(0.7)	—	—	—	—	(0.7)	—
Share-based compensation expense	17.5	—	—	—	—	17.5	—
Purchase and retirement of Common Stock	(180.7)	(159.0)	—	(2.8)	(0.1)	(21.6)	—
Cash dividends on Common Stock	(162.8)	(162.8)	—	—	—	—	—
Other comprehensive earnings, net of tax	26.9	—	26.9	—	—	—	—
Net earnings	288.3	288.3	—	—	—	—	—
Non-controlling interests	(1.6)	—	—	—	—	—	(1.6)
Balance at October 31, 2016	$2,925.1	$1,979.0	$(251.2)	124.5	$1.2	$1,179.6	$16.5

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$288.3	$300.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	157.0	149.5
Amortization of gain on sale-leasebacks	(6.4)	(6.2)
Excess tax benefits from share-based payment arrangements	(0.5)	(2.2)
Provision for inventories	14.3	20.0
Deferred income taxes	(13.4)	(16.9)
Provision for pension/postretirement benefits	34.0	49.3
Share-based compensation expense	17.3	19.8
Impairment charge	—	9.6
Changes in assets and liabilities:
Accounts receivable	(1.2)	(16.2)
Inventories	(55.1)	(36.0)
Prepaid expenses and other current assets	16.8	(2.1)
Accounts payable and accrued liabilities	(40.1)	(23.1)
Income taxes payable	(6.7)	(12.6)
Merchandise credits and deferred revenue	3.7	8.1
Other, net	(4.4)	(14.2)
Net cash provided by operating activities	403.6	427.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(79.8)	(92.1)
Proceeds from sales of marketable securities and short-term investments	64.0	60.7
Capital expenditures	(156.9)	(158.5)
Net cash used in investing activities	(172.7)	(189.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) credit facility borrowings, net	4.7	(24.0)
Proceeds from other credit facility borrowings	66.4	9.1
Repayment of other credit facility borrowings	(75.7)	(16.0)
Proceeds from the issuance of long-term debt	98.1	—
Repayment of long-term debt	(97.1)	—
Repurchase of Common Stock	(180.7)	(116.2)
Proceeds from exercised stock options	11.4	1.6
Excess tax benefits from share-based payment arrangements	0.5	2.2
Cash dividends on Common Stock	(162.8)	(152.2)
Distribution to non-controlling interest	(2.1)	—
Financing fees	(1.5)	(0.2)
Net cash used in financing activities	(338.8)	(295.7)
Effect of exchange rate changes on cash and cash equivalents	(8.2)	1.3
Net decrease in cash and cash equivalents	(116.1)	(56.8)
Cash and cash equivalents at beginning of year	843.6	730.0
Cash and cash equivalents at end of nine months	$727.5	$673.2

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the Registrant) and its subsidiaries (the “Company”) in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (“VIEs”), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of October 31, 2016 and 2015 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2016 is derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and nine months ended October 31, 2016 and 2015 are not necessarily indicative of the results of the entire fiscal year.

Certain prior year amounts have been reclassified to conform with the current year presentation. The Company adopted ASU No. 2015-17 – Income Taxes: Balance Sheet Classification of Deferred Taxes, on a retrospective basis, as of January 31, 2016. Accordingly, current deferred taxes were reclassified to noncurrent on the October 31, 2015 Condensed Consolidated Balance Sheet, which increased noncurrent assets by $102.0 million and noncurrent liabilities by $0.2 million. The Company also adopted ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs, on a retrospective basis, as of February 1, 2016. Accordingly, debt issuance costs of $8.1 million and $8.3 million were reclassified from other assets, net to a direct deduction from long-term debt at January 31, 2016 and October 31, 2015, respectively.

2.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 for one year to interim and annual reporting periods beginning after December 15, 2017. Early adoption is also permitted as of the original effective date (interim and annual periods beginning after December 15, 2016) and full or modified retrospective application is permitted. Subsequently, the FASB has issued a number of ASU's amending ASU-2014-09 and providing further guidance related to revenue recognition, including:

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

In March 2016, the FASB issued ASU No. 2016-05 – Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which states that a change in counterparty to a derivative instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge account criteria continue to be met. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied on either a prospective basis or a modified retrospective basis and earlier application is permitted. Management does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

TIFFANY & CO.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the amendments should be applied using a retrospective method. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 – Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This ASU eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Therefore, under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the first interim period and the amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. For all Credit Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At October 31, 2016 and 2015, the carrying amount of the Credit Receivables (recorded in accounts receivable, net) was $71.2 million and $66.2 million, of which 96% was considered current in both periods. The allowance for doubtful accounts for estimated losses associated with the Credit Receivables (approximately $1.1 million at October 31, 2016 and $1.0 million October 31, 2015) was determined based on the factors discussed above. Finance charges earned on Credit Card Receivables are not significant.

Financing Arrangements. The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output (see "Note 10. Commitments and Contingencies"). Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements along with projections and business, operational and other economic factors on a periodic basis. At October 31, 2016 and 2015, the current portion of the carrying amount of financing arrangements including accrued interest was $2.3 million and $3.3 million and was recorded in prepaid expenses and other current assets. At October 31, 2016 and 2015, the non-current portion of the net carrying amount of financing arrangements including accrued interest was $19.7 million and $46.6 million and was included in other assets, net.

TIFFANY & CO.

As of October 31, 2016, the Company had a $43.8 million loan receivable under a financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). The Company recorded impairment charges totaling $37.9 million during the fiscal year ended January 31, 2016 related to the Loan, including an impairment charge of $9.6 million recorded in the nine months ended October 31, 2015 and ceased accruing interest income on the loan as of July 2015. The net carrying amount of the Loan was $5.9 million as of October 31, 2016. The Company intends to continue to participate in discussions with Koidu and certain of Koidu's stakeholders as part of management's ongoing evaluation of the collectability of the Loan and the accrual of interest income. See "Note 10. Commitments and Contingencies" for additional information on this financing arrangement.

Management has not recorded any impairment charges on such loans in the three and nine months ended October 31, 2016.

4.	INVENTORIES

(in millions)	October 31, 2016	January 31, 2016	October 31, 2015
Finished goods	$1,389.4	$1,292.9	$1,375.6
Raw materials	814.0	813.7	859.1
Work-in-process	99.7	118.4	112.3
Inventories, net	$2,303.1	$2,225.0	$2,347.0

5.	INCOME TAXES

The effective income tax rate for the three months ended October 31, 2016 was 34.6% versus 35.5% in the prior year. The effective income tax rate for the nine months ended October 31, 2016 was 33.0% versus 34.8% in the prior year.

At October 31, 2016, the Company's gross uncertain tax positions decreased by $6.8 million and gross accrued interest and penalties were unchanged from January 31, 2016, primarily as a result of the conclusion of a tax examination during the three months ended April 30, 2016. This settlement resulted in an income tax benefit of $6.6 million for the nine months ended October 31, 2016, and reduced the effective income tax rate by 1.5 percentage points versus the prior year. During the three months ended October 31, 2016, the change in the Company's gross uncertain tax positions and gross accrued interest and penalties was not significant.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2013) and New York State (tax years 2012–2014). Tax years from 2010–present are open to examination in the U.S. Federal jurisdiction and 2006–present are open to examination in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of October 31, 2016, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

TIFFANY & CO.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2016	2015	2016	2015
Net earnings for basic and diluted EPS	$95.1	$91.0	$288.3	$300.7
Weighted-average shares for basic EPS	124.6	128.6	125.3	129.0
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.3	0.5	0.4	0.5
Weighted-average shares for diluted EPS	124.9	129.1	125.7	129.5

For the three months ended October 31, 2016 and 2015, there were 1.2 million and 0.7 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2016 and 2015, there were 1.4 million and 0.7 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

7.	DEBT

(in millions)	October 31, 2016	January 31, 2016	October 31, 2015
Short-term borrowings:
Credit Facilities	$82.5	$76.6	$66.2
Other credit facilities	137.0	145.0	132.1
	$219.5	$221.6	$198.3

Long-term debt:
Unsecured Senior Notes:
2010 1.72% Senior Notes, due September 2016 [a,b]	$—	$84.2	$82.6
2012 4.40% Series B Senior Notes, due July 2042 [c]	250.0	250.0	250.0
2014 3.80% Senior Notes, due October 2024 [d,e]	250.0	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [d,e]	300.0	300.0	300.0
2016 0.78% Senior Notes, due August 2026 [b,d]	95.4	—	—
	895.4	884.2	882.6
Less current portion of long-term debt	—	84.2	82.6
Less unamortized discounts and debt issuance costs	9.7	10.0	10.2
	$885.7	$790.0	$789.8

[a]	These Senior Notes were repaid upon the maturity thereof during the three months ended October 31, 2016 using the proceeds from the issuance of the 0.78% Senior Notes due August 2026.

[b]	These Senior Notes were issued, at par, ¥10.0 billion.

[c]	The agreements governing these Senior Notes require repayments of $50.0 million in aggregate every five years beginning in 2022.

[d]	These agreements require lump sum repayments upon maturity.

[e]	These Senior Notes were issued at a discount which will be amortized until the debt maturity.

TIFFANY & CO.

Credit Facilities. In October 2014, the Registrant entered into a four-year $375.0 million and a five-year $375.0 million multi-bank, multi-currency, committed unsecured revolving credit facility, including letter of credit subfacilities, (collectively, the "Credit Facilities") resulting in a total borrowing capacity of $750.0 million. In October, 2016, the maturity for each of the Credit Facilities was extended for one additional year pursuant to the terms set forth in the respective agreements governing the Credit Facilities. Therefore, the four-year and five-year Credit Facilities will mature in October of 2019 and 2020, respectively. At October 31, 2016, there was $663.8 million available to be borrowed under the Credit Facilities, $3.7 million of letters of credit issued but not outstanding and $82.5 million of borrowings outstanding at a weighted-average interest rate of 1.70%.

Other credit facilities. In July 2016, the Registrant's wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 990.0 million ($146.0 million at October 31, 2016). The Tiffany-Shanghai Credit Agreement, which matures in July 2019, was made available to refinance amounts outstanding under Tiffany-Shanghai’s previously existing RMB 930.0 million three-year multi-bank revolving credit agreement (the "2013 Agreement"), which expired pursuant to its terms in July 2016, as well as for Tiffany-Shanghai's ongoing general working capital requirements. The six lenders party to the Tiffany-Shanghai Credit Agreement will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China (provided, that if such announced rate is below zero, the applicable interest rate shall be deemed to be zero). In connection with the Tiffany-Shanghai Credit Agreement, in July 2016 the Registrant entered into a Guaranty Agreement by and between the Registrant and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty"). At October 31, 2016, there was $105.2 million available to be borrowed under the Credit Agreement and $40.9 million was outstanding at a weighted-average interest rate of 4.35%.

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

Senior Notes. In August 2016, the Registrant issued ¥10.0 billion ($95.4 million at October 31, 2016) of 0.78% Senior Notes due August 2026 (the "Notes") in a private transaction. The proceeds from the issuance of the Notes were used to repay the Registrant's ¥10.0 billion 1.72% Senior Notes due September 2016 upon the maturity thereof. The Notes bear interest at a rate of 0.78% per annum, payable semi-annually on February 26 and August 26 of each year, commencing February 26, 2017. The Registrant may redeem all or part of the Notes upon not less than 30 nor more than 60 days' prior notice at a redemption price equal to the sum of (i) 100% of the principal amount of the Notes to be redeemed, plus (ii) accrued and unpaid interest, if any, on those Notes to the redemption date, plus (iii) a make-whole premium as of the redemption date.

At October 31, 2016, the Company was in compliance with all debt covenants.

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

TIFFANY & CO.

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

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of additional debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. As of October 31, 2016, $20.1 million remains recorded as an unrealized loss in accumulated other comprehensive loss, which is being amortized over the term of the Senior Notes due 2042 to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in 2014 and recorded an unrealized loss within accumulated other comprehensive loss. As of October 31, 2016, $3.9 million remains recorded as an unrealized loss and is being amortized over the terms of the respective Senior Notes due 2024 or Senior Notes due 2044 to which the interest rate swaps related.

Cross-currency Swaps – In July 2016, the Company entered into cross-currency swaps to hedge the foreign exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of October 31, 2016, the notional amount of cross-currency swaps accounted for as cash flow hedges was approximately ¥10.6 billion or $100.0 million. The cross-currency swaps have a term ending on October 1, 2024.

Foreign Exchange Forward Contracts – The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing

TIFFANY & CO.

functional currencies. The Company assesses hedge effectiveness based on the total changes in the foreign exchange forward contracts' cash flows. These foreign exchange forward contracts are designated and accounted for as either cash flow hedges or economic hedges that are not designated as hedging instruments.

As of October 31, 2016, the notional amounts of foreign exchange forward contracts accounted for as cash flow hedges were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥16,670.2	$152.8
British pound		£12.4	17.1
Derivatives not designated as hedging instruments:
U.S. dollar		$72.7	$72.7
Euro		€31.6	35.4
British pound		£5.8	7.1
Canadian dollar	C$	6.2	4.7
Japanese yen		¥1,207.6	11.5
Korean won	₩	15,011.6	12.5
Mexican peso	₱	135.2	7.1
New Zealand dollar	NZ$	7.1	5.0
Singapore dollar	S$	24.4	17.7
Swiss franc	Fr.	4.3	4.3

The maximum term of the Company's outstanding foreign exchange forward contracts as of October 31, 2016 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of October 31, 2016, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 24 months. As of October 31, 2016, there were precious metal derivative instruments outstanding for approximately 72,000 ounces of platinum, 1,440,000 ounces of silver and 52,500 ounces of gold.

TIFFANY & CO.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended October 31,
	2016		2015
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$1.1	$(2.5)	$(3.1)	$5.8
Precious metal forward contracts [a]	(18.6)	(1.9)	(0.3)	(1.9)
Precious metal collars [a]	(0.2)	—	—	—
Cross-currency swaps [b]	(0.1)	(0.6)	—	—
Forward-starting interest rate swaps [b]	—	(0.4)	—	(0.4)
	$(17.8)	$(5.4)	$(3.4)	$3.5

	Nine Months Ended October 31,
	2016		2015
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$(14.0)	$1.9	$4.9	$15.2
Precious metal forward contracts [a]	17.6	(7.0)	(13.4)	(4.3)
Precious metal collars [a]	0.3	—	—	—
Cross-currency swaps [b]	(3.7)	(1.4)	—	—
Forward-starting interest rate swaps [b]	—	(1.1)	—	(1.2)
	$0.2	$(7.6)	$(8.5)	$9.7

aThe gain or loss recognized in earnings is included within Cost of sales.
bThe gain or loss recognized in earnings is included within Interest and other expenses, net.

The pre-tax (losses) gains on derivatives not designated as hedging instruments were $(2.2) million and $0.6 million in the three months ended October 31, 2016 and 2015 and $(9.8) million and $(0.3) million in the nine months ended October 31, 2016 and 2015. These pre-tax (losses) gains on derivatives not designated as hedging instruments were included in interest and other expenses, net. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended October 31, 2016 and 2015. The Company expects approximately $16.3 million of net pre-tax

TIFFANY & CO.

derivative losses included in accumulated other comprehensive income at October 31, 2016 will be reclassified into earnings within the next 12 months. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Financial assets and liabilities carried at fair value at October 31, 2016 are classified in the table below in one of the three categories described above:

TIFFANY & CO.

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Marketable securities [a]	$35.4	$—	$—	$35.4
Time deposits [b]	59.2	—	—	59.2
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	6.0	—	6.0
Precious metal collars [c]	—	1.0	—	1.0
Foreign exchange forward contracts [c]	—	3.2	—	3.2
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	0.6	—	0.6
Total financial assets	$94.6	$10.8	$—	$105.4

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$4.3	$—	$4.3
Precious metal collars [d]	—	0.5	—	0.5
Foreign exchange forward contracts [d]	—	8.8	—	8.8
Cross-currency swaps [d]	—	3.7	—	3.7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	3.1	—	3.1
Total financial liabilities	$—	$20.4	$—	$20.4

TIFFANY & CO.

Financial assets and liabilities carried at fair value at October 31, 2015 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Marketable securities [a]	$33.8	$—	$—	$33.8
Time deposits [b]	51.9	—	—	51.9
Derivatives designated as hedging instruments:
Foreign exchange forward contracts [c]	—	2.9	—	2.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	1.9	—	1.9
Total financial assets	$85.7	$4.8	$—	$90.5

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$4.8	$—	$4.8
Foreign exchange forward contracts [d]	—	0.7	—	0.7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	0.7	—	0.7
Total financial liabilities	$—	$6.2	$—	$6.2

[a]	Included within Other assets, net.

[b]	Included within Short-term investments.

[c]	Included within Prepaid expenses and other current assets or Other assets, net evaluated based on the maturity of the contract.

[d]	Included within Accounts payable and accrued liabilities or Other long-term liabilities evaluated based on the maturity of the contract.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and as such is measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings, current portion of long-term debt and long-term debt was $1.1 billion and the corresponding fair value was approximately $1.1 billion at October 31, 2016 and 2015.

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

TIFFANY & CO.

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

As of January 31, 2016, Koidu had not made any of its interest payments due in July 2015 and thereafter, nor its principal payment due in September 2015. The missed payments constitute events of default under the Loan. In February 2016, the Company received the results from two separate and independent reviews of Koidu's operational plans, forecasts, and cash flow projections for the mine, which were commissioned by the Company and by Koidu's largest creditor, respectively. Based on these factors, ongoing discussions with Koidu, and consideration of the possible actions that all parties, including the Government of Sierra Leone and Koidu's largest creditor, might take under the circumstances, management determined that it is probable that it will be unable to collect a portion of the amounts due under the contractual terms of the Loan, and recorded impairment charges, and a related valuation allowance, of $37.9 million in the year ended January 31, 2016 (which included an impairment charge of $9.6 million recorded in the nine months ended October 31, 2015). Additionally, the Company ceased accruing interest income on the outstanding Loan balance as of July 31, 2015. At October 31, 2016, there was $43.8 million of principal outstanding under this Loan (see "Note 3. Receivables and Financing Arrangements").

During the nine months ended October 31, 2016, Koidu did not make any payments due to the Company under the Loan. Koidu also has yet to provide a proposed revised payment schedule to the Company. The carrying amount of the Company’s loan receivable from Koidu, net of the valuation allowance, was $5.9 million at October 31, 2016 and January 31, 2016.

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

TIFFANY & CO.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company's business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $74.0 million at October 31, 2016) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.8 billion at October 31, 2016) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties' claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $122.0 million at October 31, 2016) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $547.0 million at October 31, 2016) (calculated based on alleged future lost profits of the Tiffany Parties).

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

TIFFANY & CO.

grounds on which arbitral awards may be set aside. The Tiffany Parties petitioned to annul the Arbitration Award on these statutory grounds. These grounds include, for example, that the arbitral tribunal violated its mandate by changing the express terms of the Agreements.

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award is set aside. However, the Swatch Parties took action in the Dutch courts to appeal the District Court's decision, and a three-judge panel presided over an appellate hearing in respect of the annulment, and the related claim by the Tiffany Parties for return of the Arbitration Damages and related costs, on June 29, 2016. That panel's decision, which may be appealed to the Supreme Court of the Netherlands, is pending. As a result of this ongoing appellate process, the Arbitration Award may ultimately be upheld by the courts of the Netherlands. Registrant’s management expects that the annulment action is not likely to be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2018.

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

Although the District Court issued a decision in favor of the Tiffany Parties, an amount will only be recorded for any return of amounts paid under the Arbitration Award when the District Court's decision is final (i.e., after all rights of appeal have been exhausted) and return of these amounts is deemed probable and collection is reasonably assured. As such, the Company has not recorded any amounts in its consolidated financial statements related to the District Court’s decision.

Additionally, management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended October 31, 2016 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

TIFFANY & CO.

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

On March 31, 2016, the EPA issued a letter to approximately 100 companies (including the Company) (collectively, the "notified companies") notifying them of potential liability for the RoD Remediation and of the EPA’s planned approach to addressing the cost of the RoD Remediation, which included the possibility of a de-minimis cash-out settlement (the "settlement option") for certain parties. In April of 2016, the Company notified the EPA of its interest in pursuing the settlement option, and accordingly recorded an immaterial liability representing its best estimate of its minimum liability for the RoD Remediation, which reflects the possibility of a de-minimis settlement. Although the EPA must determine which parties are eligible for the settlement option, the Company does not expect any settlement amount that it might agree with the EPA to be material to its financial position, results of operations or cash flows.

In October 2016, the EPA announced that it entered into a legal agreement with one of the notified companies, pursuant to which such company agreed to spend $165 million to perform the engineering and design work required in advance of the clean-up contemplated by the RoD Remediation (the "RoD Design Phase"). In the absence of a viable settlement option, the Company is unable to determine its participation in the overall RoD Remediation (of which the RoD Design Phase is only a part), if any, relative to the other potentially responsible parties or the allocation of the estimated cost thereof among

TIFFANY & CO.

the potentially responsible parties, until such time as the EPA reaches an agreement with any potentially responsible party or parties to fund the overall RoD Remediation (or pursues legal or administrative action to require any potentially responsible party or parties to perform, or pay for, the overall RoD Remediation). With respect to the RI/FS (which is distinct from the RoD Remediation), until a Record of Decision is issued with respect to the RI/FS, neither the ultimate remedial approach for the remaining upper nine miles of the relevant 17-mile stretch of the River and its cost, nor the Company's participation, if any, relative to the other potentially responsible parties in this approach and cost, can be determined.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million is not final, and is subject to post-verdict motion practice and ultimately to adjustment by the Court. In such post-verdict motion practice, the Tiffany plaintiffs expect to assert that the profits award be trebled and that Costco also pay the Tiffany plaintiffs' legal fees in respect of this matter. Management expects that the Court will enter its final judgment as to the damages and other monetary recovery that Costco will be ordered to pay to the Tiffany plaintiffs during the Company's 2017 fiscal year. Management also expects that Costco will appeal this judgment, and that the Tiffany plaintiffs will be unable to enforce the judgment while the appeal is pending. As such, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of October 31, 2016, and expects that this matter will not ultimately be resolved until, at the earliest, the Company's fiscal year ending January 31, 2018.

TIFFANY & CO.

11.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

(in millions)	October 31, 2016	January 31, 2016	October 31, 2015
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(121.7)	$(135.3)	$(110.4)
Unrealized gain (loss) on marketable securities	1.0	(1.0)	1.1
Deferred hedging loss	(22.0)	(26.8)	(16.9)
Net unrealized loss on benefit plans	(108.5)	(115.0)	(196.9)
	$(251.2)	$(278.1)	$(323.1)
Additions to and reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2016	2015	2016	2015
Foreign currency translation adjustments	$(11.7)	$(5.0)	$24.3	$(35.9)
Income tax (expense) benefit	(1.8)	(0.9)	(10.7)	1.8
Foreign currency adjustments, net of tax	(13.5)	(5.9)	13.6	(34.1)
Unrealized (loss) gain on marketable securities	(0.2)	(1.0)	2.8	(0.8)
Reclassification for gain included in net earnings [a]	—	0.1	—	(0.4)
Income tax benefit (expense)	0.1	0.2	(0.9)	0.4
Unrealized (loss) gain on marketable securities, net of tax	(0.1)	(0.7)	1.9	(0.8)
Unrealized (loss) gain on hedging instruments	(17.8)	(3.4)	0.2	(8.5)
Reclassification adjustment for loss (gain) included in net earnings [b]	5.4	(3.5)	7.6	(9.7)
Income tax benefit (expense)	4.8	2.5	(3.0)	6.7
Unrealized (loss) gain on hedging instruments, net of tax	(7.6)	(4.4)	4.8	(11.5)
Amortization of net loss included in net earnings [c]	3.7	7.6	11.0	22.8
Amortization of prior service credit included in net earnings [c]	(0.2)	(0.2)	(0.5)	(0.5)
Income tax expense	(1.3)	(2.8)	(3.9)	(8.5)
Net unrealized gain on benefit plans, net of tax	2.2	4.6	6.6	13.8
Total other comprehensive (loss) earnings, net of tax	$(19.0)	$(6.4)	$26.9	$(32.6)

[a]	These gains are reclassified into Interest and other expenses, net.

[b]	These losses (gains) are reclassified into Cost of sales and Interest and other expenses, net (see "Note 8. Hedging Instruments" for additional details).

TIFFANY & CO.

[c]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note 12. Employee Benefit Plans" for additional details).

Stock Repurchase Program. In January 2016, the Registrant's Board of Directors approved the termination of the Company's then-existing share repurchase program, which was approved in March 2014 and had authorized the Company to repurchase up to $300.0 million of its Common Stock through open market transactions ( the "2014 Program") in favor of a new share repurchase program ("2016 Program"). The 2016 Program, which will expire on January 31, 2019, authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the 2014 Program were, and purchases under the 2016 Program have been, executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. Approximately $313.3 million remained available for repurchase under the 2016 Program at October 31, 2016.

The Company's share repurchase activity was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions, except per share amounts)	2016	2015	2016	2015
Cost of repurchases	$30.8	$60.5	$180.7	$116.2
Shares repurchased and retired	0.5	0.8	2.8	1.4
Average cost per share	$67.72	$80.31	$65.13	$84.03

Cash Dividends. The Registrant's Board of Directors declared quarterly dividends of $0.45 and $0.40 per share of Common Stock in the three months ended October 31, 2016 and 2015 and $1.30 and $1.18 in the nine months ended October 31, 2016 and 2015.

12.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2016	2015	2016	2015
Net Periodic Benefit Cost:
Service cost	$4.4	$5.8	$0.7	$1.1
Interest cost	7.9	7.6	0.8	0.8
Expected return on plan assets	(5.9)	(6.2)	—	—
Amortization of prior service credit	—	—	(0.2)	(0.2)
Amortization of net loss	3.7	7.2	—	0.4
Net expense	$10.1	$14.4	$1.3	$2.1

TIFFANY & CO.

	Nine Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2016	2015	2016	2015
Net Periodic Benefit Cost:
Service cost	$13.1	$17.0	$2.1	$3.2
Interest cost	23.7	22.9	2.3	2.4
Expected return on plan assets	(17.6)	(18.5)	—	—
Amortization of prior service credit	—	—	(0.5)	(0.5)
Amortization of net loss	11.0	21.7	—	1.1
Net expense	$30.2	$43.1	$3.9	$6.2

13.	SEGMENT INFORMATION

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

TIFFANY & CO.

Certain information relating to the Company's segments is set forth below:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2016	2015	2016	2015
Net sales:
Americas	$417.1	$425.1	$1,254.5	$1,343.4
Asia-Pacific	246.7	238.4	715.3	742.7
Japan	150.1	132.7	419.2	380.0
Europe	104.3	115.7	312.0	348.5
Total reportable segments	918.2	911.9	2,701.0	2,814.6
Other	31.1	26.3	71.2	76.6
	$949.3	$938.2	$2,772.2	$2,891.2
Earnings from operations*:
Americas	$65.0	$61.9	$215.8	$229.0
Asia-Pacific	63.0	63.9	178.7	193.4
Japan	47.8	50.8	137.4	140.7
Europe	14.8	17.6	43.5	57.1
Total reportable segments	190.6	194.2	575.4	620.2
Other	1.5	(0.4)	4.7	2.3
	$192.1	$193.8	$580.1	$622.5

*	Represents earnings from operations before (i) unallocated corporate expenses, (ii) interest and other expenses, net, and (iii) other operating expense.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2016	2015	2016	2015
Earnings from operations for segments	$192.1	$193.8	$580.1	$622.5
Unallocated corporate expenses	(36.9)	(37.4)	(115.4)	(113.7)
Interest and other expenses, net	(9.7)	(15.2)	(34.5)	(38.1)
Other operating expense	—	—	—	(9.6)
Earnings from operations before income taxes	$145.5	$141.2	$430.2	$461.1

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expense in the nine months ended October 31, 2015 represents a loan impairment charge related to a financing arrangement with Koidu. See "Note 3. Receivables and Financing Arrangements" and "Note 10. Commitments and Contingencies" for additional information.

TIFFANY & CO.

14.	SUBSEQUENT EVENT

On November 17, 2016, the Registrant's Board of Directors approved a quarterly dividend of $0.45 per share of Common Stock. This dividend will be paid on January 10, 2017 to shareholders of record on December 20, 2016.

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

•	Asia-Pacific includes sales in 85 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 55 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•	Europe includes sales in 43 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through the Internet; and

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

SUMMARY OF THIRD QUARTER AND YEAR-TO-DATE RESULTS

•
Worldwide net sales increased 1% to $949.3 million in the three months ("third quarter") ended October 31, 2016 and comparable store sales decreased 2% reflecting increases in Asia-Pacific and Japan and declines in the Americas and Europe. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales were unchanged in the third quarter while comparable store sales decreased 3%.

•
Worldwide net sales decreased 4% to $2,772.2 million in the nine months ("year-to-date") ended October 31, 2016 and comparable store sales decreased 6% due to declines in all regions except Japan. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales decreased 4% and comparable store sales decreased 7%.

•
Earnings from operations as a percentage of net sales ("operating margin") decreased 0.4 percentage point in the third quarter and 0.5 percentage point in the year-to-date as an improvement in gross margin was more than offset by a lack of sales leverage on selling, general and administrative ("SG&A") expenses. Excluding a loan impairment charge recorded in the nine months ended October 31, 2015 (see "Non-GAAP Measures" below), operating margin decreased 0.8 percentage point in the year-to-date ended October 31, 2016.

•	Net earnings increased 5% to $95.1 million, or $0.76 per diluted share, in the third quarter reflecting an improvement in gross margin and lower interest and other expenses, net.

•
Net earnings decreased 4% to $288.3 million, or $2.29 per diluted share, in the year-to-date. Net earnings in the year-to-date of 2016 included an income tax benefit of $6.6 million, or $0.05 per diluted share, as a

TIFFANY & CO.

result of the conclusion of a tax examination during the three months ended April 30, 2016. Net earnings in the nine months ended October 31, 2015 included an impairment charge of $0.05 per diluted share (see "Non-GAAP Measures" below).

•	Inventories, net decreased 2% from October 31, 2015.

•	The Company spent $30.8 million in the third quarter and $180.7 million in the year-to-date to repurchase shares of its Common Stock.

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

	Third Quarter 2016 vs. 2015			Year-to-date 2016 vs. 2015
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	1%	1%	—%	(4)%	—%	(4)%
Americas	(2)	—	(2)	(7)	(1)	(6)
Asia-Pacific	4	1	3	(4)	(2)	(2)
Japan	13	17	(4)	10	13	(3)
Europe	(10)	(8)	(2)	(10)	(4)	(6)
Other	18	—	18	(7)	—	(7)
Comparable Store Sales:
Worldwide	(2)%	1%	(3)%	(6)%	1%	(7)%
Americas	(2)	—	(2)	(7)	—	(7)
Asia-Pacific	(7)	—	(7)	(11)	(1)	(10)
Japan	20	18	2	15	14	1
Europe	(14)	(7)	(7)	(15)	(4)	(11)
Other	(12)	—	(12)	(19)	—	(19)

TIFFANY & CO.

Statements of Earnings. Internally, management monitors and measures its earnings performance excluding certain items listed below. Management believes excluding such items provides a useful supplemental basis for the assessment of the Company's results relative to the corresponding period in the prior year. The following tables reconcile certain GAAP amounts to non-GAAP amounts:

(in millions, except per share amounts)	GAAP	Impairment charge [a]	Non-GAAP
Nine months ended October 31, 2015
Selling, general and administrative expenses	$1,227.3	$(9.6)	$1,217.7
As a % of net sales	42.4%		42.1%
Earnings from operations	499.2	9.6	508.8
As a % of net sales	17.3%		17.6%
Provision for income taxes [c]	160.4	3.3	163.7
Net earnings	300.7	6.3	307.0
Diluted earnings per share	2.32	0.05	2.37

(in millions, except per share amounts)	GAAP	Impairment charges [a]	Specific cost-reduction initiatives [b]	Non-GAAP
Year Ended January 31, 2016
Selling, general and administrative expenses	$1,731.2	$(37.9)	$(8.8)	$1,684.5
As a % of net sales	42.2%			41.0%
Earnings from operations	760.1	37.9	8.8	806.8
As a % of net sales	18.5%			19.7%
Provision for income taxes [c]	246.0	13.6	3.2	262.8
Net earnings	463.9	24.3	5.6	493.8
Diluted earnings per share	3.59	0.19	0.05	3.83

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

Free Cash Flow. Internally, management monitors its cash flow on a non-GAAP basis. Free cash flow is calculated by deducting capital expenditures from net cash provided by operating activities. The ability to generate free cash flow demonstrates how much cash the Company has available for discretionary and non-discretionary purposes after deduction of capital expenditures. The Company's operations require regular capital expenditures for the opening, renovation and expansion of stores and distribution and manufacturing facilities as well as ongoing investments in information technology. Management believes this provides a useful supplemental basis for assessing the Company’s operating cash flows.

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

Net Sales
Net sales by segment were as follows:

	Third Quarter			Year-to-date
(in millions)	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Americas	$417.1	$425.1	(2)%	$1,254.5	$1,343.4	(7)%
Asia-Pacific	246.7	238.4	4	715.3	742.7	(4)
Japan	150.1	132.7	13	419.2	380.0	10
Europe	104.3	115.7	(10)	312.0	348.5	(10)
Other	31.1	26.3	18	71.2	76.6	(7)
	$949.3	$938.2	1%	$2,772.2	$2,891.2	(4)%

Worldwide net sales increased $11.1 million, or 1%, in the third quarter of 2016 reflecting increases in Asia-Pacific and Japan partially offset by declines in the Americas and Europe. Worldwide net sales decreased $119.0 million, or 4%, in the year-to-date of 2016 reflecting declines in all regions except Japan. On a constant-exchange rate basis, worldwide net sales in the third quarter were unchanged from the prior year and decreased 4% in the year-to-date of 2016.

Changes in jewelry sales by product category were as follows:

(in millions)	Third Quarter 2016		Year-to-date 2016
Statement, fine & solitaire jewelry	$(13.6)	(7)%	$(69.4)	(11)%
Engagement jewelry & wedding bands	0.2	—	(22.1)	(3)
Fashion jewelry	17.1	5	(23.5)	(2)

The decrease in sales of statement, fine & solitaire jewelry reflected declines across the category, while the engagement jewelry & wedding bands category in the third quarter was in line with the prior year and decreased in the year-to-date due to a shift in sales mix towards wedding bands. The fashion jewelry category increased during the third quarter reflecting increases in both gold and silver jewelry while in the year-to-date there were declines across the category.

TIFFANY & CO.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Store Sales	Non-comparable Store Sales	Wholesale/Other	Total
Third Quarter of 2016:
Americas	$(7.5)	$1.6	$(2.1)	$(8.0)
Asia-Pacific	(14.4)	16.8	5.9	8.3
Japan	23.7	(0.3)	(6.0)	17.4
Europe	(14.0)	2.5	0.1	(11.4)
Year-to-date of 2016:
Americas	$(84.8)	$4.5	$(8.6)	$(88.9)
Asia-Pacific	(75.6)	43.4	4.8	(27.4)
Japan	50.7	(0.7)	(10.8)	39.2
Europe	(48.0)	10.5	1.0	(36.5)

Americas. Total sales decreased $8.0 million, or 2%, in the third quarter, which management attributed to lower sales to U.S. customers, which was largely offset by an increase attributed to Japanese tourist spending. Total sales decreased $88.9 million or 7%, in the year-to-date, which management attributed to lower sales to U.S. customers as well as lower Chinese and other foreign tourist spending. Comparable store sales decreased $7.5 million, or 2%, in the third quarter and $84.8 million, or 7%, in the year-to-date. On a constant-exchange rate basis, total sales and comparable store sales both decreased 2% in the third quarter and 6% and 7%, respectively, in the year-to-date. Total sales in the Company's New York Flagship store represented less than 10% of worldwide net sales for the three and nine month periods ended October 31, 2016 as well as for every quarter during fiscal year 2015.

Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Change in Jewelry Sales
Third Quarter of 2016	2%	—%	(3)%
Year-to-date of 2016	—%	(1)%	(6)%

In the third quarter and year-to-date, the decrease in the number of jewelry units sold reflected declines across most categories, particularly in fashion silver jewelry.

Asia-Pacific. Total sales increased $8.3 million, or 4% in the third quarter and declined $27.4 million, or 4%, in the year-to-date. Comparable store sales declined $14.4 million, or 7%, in third quarter and $75.6 million, or 11%, in the year-to-date. In both periods, sales growth in China and Korea was offset by continued declines in Hong Kong (although at a decelerated rate in the third quarter) and more moderate declines in other markets. During the third quarter, there was also an increase in wholesale sales in Korea. On a constant-exchange-rate basis, total sales and comparable store sales increased 3% and decreased 7%, respectively, in the third quarter and decreased 2% and 10%, respectively, in the year-to-date.

TIFFANY & CO.

Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Change in Jewelry Sales
Third Quarter of 2016	(7)%	1%	12%
Year-to-date of 2016	(6)%	(2)%	2%

In the third quarter, the increase in the number of jewelry units sold was primarily attributed to increases across the fashion jewelry category, particularly in silver jewelry. Management attributed the decrease in the average price per jewelry unit sold in the third quarter to a shift in mix to the fashion jewelry category as well as to lower-priced products within both the engagement jewelry & wedding band category and the fashion jewelry category.

In the year-to-date, the increase in number of jewelry units sold was primarily attributed to increases in fashion silver jewelry and the engagement category, partially offset by declines in statement, fine & solitaire jewelry. The decrease in the average price per jewelry unit sold in the year-to-date was primarily attributed to a shift in sales mix toward wedding bands within the engagement jewelry & wedding band category and declines in statement jewelry sales.

Japan. In the third quarter, total sales increased $17.4 million, or 13%, due to comparable store sales growth of $23.7 million, or 20%. In the year-to-date, total sales increased $39.2 million, or 10%, due to comparable store sales growth of $50.7 million, or 15%. The favorable effect of currency translation offset sales declines, which management attributed to lower spending by Chinese tourists as well as lower wholesale sales, in contrast to an increase attributed to spending by local customers in both periods. On a constant-exchange-rate basis, total sales decreased 4% in the third quarter and 3% in the year-to-date, while comparable store sales increased 2% in the third quarter and 1% in the year-to-date.

Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Change in Jewelry Sales
Third Quarter of 2016	(7)%	(7)%	18%
Year-to-date of 2016	(1)%	13%	10%

In the third quarter and year-to-date, the increase in number of jewelry units sold primarily reflected increases in the fashion jewelry category. Management attributed the decrease in the average price per jewelry unit sold for both periods to a shift in sales mix to the fashion jewelry category from the statement, fine & solitaire jewelry category, as well as a shift in sales mix within the fashion jewelry category toward silver jewelry.

Europe. Total sales decreased $11.4 million, or 10%, in the third quarter and $36.5 million, or 10%, in the year-to-date and comparable store sales decreased $14.0 million, or 14%, in the third quarter and $48.0 million, or 15%, in the year-to-date. Sales declines reflected continued softness in demand across continental Europe, which management attributed to lower spending by foreign tourists and local customers, as well as the effect of currency translation. On a constant-exchange-rate basis, total sales and comparable store sales decreased 2% and 7%, respectively, in the third quarter and decreased 6% and 11%, respectively, in the year-to-date as softness across continental Europe was partially offset by sales increases in the UK (particularly in the third quarter, largely attributable to foreign tourist spending).

TIFFANY & CO.

Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Change in Jewelry Sales
Third Quarter of 2016	(3)%	(7)%	(7)%
Year-to-date of 2016	(1)%	(5)%	(10)%

In the third quarter and year-to-date, the decrease in the number of jewelry units sold reflected decreases across all categories, especially in fashion silver jewelry. Management attributed the decrease in average price per unit sold to the negative effect of currency translation, which offset a favorable shift toward higher-priced products within the engagement jewelry & wedding bands category.

Other. Other sales increased $4.8 million, or 18%, in the third quarter due to increased wholesale sales of diamonds and decreased $5.4 million, or 7%, in the year-to-date as an increase in wholesale sales of diamonds was offset by lower retail sales in the U.A.E. Comparable store sales declined 12% in the third quarter and 19% in the year-to-date.

Store Data. In the year-to-date of 2016, the Company opened ten Company-operated stores – six in Asia-Pacific (two each in Australia and China, as well as in Korea and New Zealand), three in Europe (two in Italy and one in the Netherlands) and one in the Americas (in Canada). The Company closed four Company-operated stores – two in Asia-Pacific (in China) and one each in Japan and Europe (in Germany).

Gross Margin

	Third Quarter		Year-to-date
(dollars in millions)	2016	2015	2016	2015
Gross profit	$579.5	$564.5	$1,702.1	$1,726.5
Gross profit as a percentage of net sales	61.0%	60.2%	61.4%	59.7%

Gross margin (gross profit as a percentage of net sales) increased 0.8 percentage point in the third quarter and 1.7 percentage points in the year-to-date. The increase in both periods primarily reflected favorable product input costs and the effect of price increases taken in the past twelve months, as well as a shift in sales mix towards higher-margin fashion jewelry from the lower-margin statement, fine & solitaire jewelry category. Gross margin in both periods was also negatively impacted by an increase in wholesale sales of diamonds.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term unless and until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 8. Hedging Instruments"). Management increased retail prices in the year-to-date of 2016 and 2015 across most geographic regions and product categories.

TIFFANY & CO.

Selling, General and Administrative ("SG&A") Expenses

	Third Quarter		Year-to-date
(dollars in millions)	2016	2015	2016	2015
As reported:
SG&A expenses	$424.3	$408.1	$1,237.4	$1,227.3
SG&A expenses as a percentage of net sales	44.7%	43.5%	44.6%	42.4%
SG&A expenses increased $16.2 million, or 4%, in the third quarter of 2016 primarily reflecting increased store occupancy and depreciation expenses, marketing expenses and labor and incentive compensation costs. SG&A expenses increased $10.1 million, or 1%, in the year-to-date primarily reflecting increased store occupancy and depreciation expenses as well as lower benefit costs. There was no significant effect on SG&A expense changes from foreign currency translation.
Included in SG&A expenses for the nine months ended October 31, 2015 is a loan impairment charge of $9.6 million (see "Non-GAAP Measures"). Excluding this charge, SG&A expenses increased $19.7 million, or 2%, in the year-to-date of 2016.
SG&A expenses as a percentage of net sales increased 1.2 percentage points in the third quarter and 2.2 percentage points in the year-to-date due to the lack of sales leverage on operating expenses. Excluding the charge mentioned above, SG&A expenses as a percentage of net sales increased 2.5 percentage points in the year-to-date of 2016.

Earnings from Operations

	Third Quarter		Year-to-date
(dollars in millions)	2016	2015	2016	2015
As reported:
Earnings from operations	$155.2	$156.4	$464.7	$499.2
Operating margin	16.3%	16.7%	16.8%	17.3%

Earnings from operations decreased $1.2 million, or 1%, in the third quarter of 2016 and decreased $34.5 million, or 7%, in the year-to-date of 2016 as an improvement in gross margin was more than offset by a lack of sales leverage on SG&A expenses. Included in earnings from operations for the nine months ended October 31, 2015 is a loan impairment charge of $9.6 million (see "Non-GAAP Measures").

Operating margin decreased 0.4 percentage point in the third quarter and 0.5 percentage point in the year-to-date as an improvement in gross margin was more than offset by a lack of sales leverage on SG&A expenses.

Excluding the charge noted above, earnings from operations decreased $44.1 million, or 9%, and operating margin decreased 0.8 percentage points in the year-to-date due to lower net sales and the resulting lack of sales leverage on SG&A expenses.

TIFFANY & CO.

Results by segment were as follows:

(in millions)	Third Quarter 2016	% of Net Sales	Third Quarter 2015	% of Net Sales
Earnings from operations*:
Americas	$65.0	15.6%	$61.9	14.6%
Asia-Pacific	63.0	25.5	63.9	26.8
Japan	47.8	31.9	50.8	38.3
Europe	14.8	14.2	17.6	15.3
Other	1.5	4.9	(0.4)	(1.9)
	192.1		193.8
Unallocated corporate expenses	(36.9)	(4.0)%	(37.4)	(4.0)%
Earnings from operations	$155.2	16.3%	$156.4	16.7%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the third quarter of 2016 compared with 2015 was as follows:

•	Americas – the ratio increased 1.0 percentage point due to an improvement in gross margin, partly offset by a lack of sales leverage on operating expenses resulting from a decrease in net sales;

•	Asia-Pacific – the ratio decreased 1.3 percentage points due to a lack of sales leverage on operating expenses, primarily attributable to increased store related expenses;

•
Japan – the ratio decreased 6.4 percentage points primarily due to a decrease in gross margin, including an unfavorable impact from the Company's ongoing program to utilize Yen forward contracts for a portion of forecasted merchandise purchases, attributable to the strengthening of the Yen; and

•
Europe – the ratio decreased 1.1 percentage points due to a decrease in net sales resulting in a lack of sales leverage on operating expenses, which was only partly offset by an improvement in gross margin.

Results by segment were as follows:

(in millions)	Year-to-date 2016	% of Net Sales	Year-to-date 2015	% of Net Sales
Earnings from operations*:
Americas	$215.8	17.2%	$229.0	17.0%
Asia-Pacific	178.7	25.0	193.4	26.0
Japan	137.4	32.8	140.7	37.0
Europe	43.5	14.0	57.1	16.4
Other	4.7	6.5	2.3	3.1
	580.1		622.5
Unallocated corporate expenses	(115.4)	(4.2)%	(113.7)	(3.9)%
Other operating expense	—	—	(9.6)	—
Earnings from operations	$464.7	16.8%	$499.2	17.3%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.

TIFFANY & CO.

On a segment basis, the ratio of earnings from operations to each segment's net sales in the year-to-date of 2016 compared with 2015 was as follows:

•	Americas – the ratio increased 0.2 percentage point due to an improvement in gross margin, partly offset by a lack of sales leverage on operating expenses resulting from a decrease in net sales;

•	Asia-Pacific – the ratio decreased 1.0 percentage point due to a decrease in net sales resulting in a lack of sales leverage on operating expenses, partly offset by an improvement in gross margin;

•
Japan – the ratio decreased 4.2 percentage points primarily due to a decrease in gross margin, including an unfavorable impact from the Company's ongoing program to utilize Yen forward contracts for a portion of forecasted merchandise purchases, attributable to the strengthening of the Yen; and

•	Europe – the ratio decreased 2.4 percentage points due to a decrease in net sales resulting in a lack of sales leverage on operating expenses, partly offset by an improvement in gross margin.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses decreased by $0.5 million in the third quarter of 2016 and increased by $1.7 million in the year-to-date of 2016.

Other operating expense in the nine months ended October 31, 2015 represents a loan impairment charge related to a financing arrangement with Koidu. See "Item 1. Notes to Condensed Consolidated Financial Statements – Note 3. Receivables and Financing Arrangements" and "Note 10. Commitments and Contingencies" for additional information.

Interest and Other Expenses, net

Interest and other expenses, net decreased $5.5 million, or 36%, in the third quarter of 2016 and $3.6 million, or 9%, in the year-to-date primarily due to a reduction in foreign currency losses.

Provision for Income Taxes

The effective income tax rate for the third quarter of 2016 was 34.6% versus 35.5% in the prior year. The effective income tax rate for the year-to-date of 2016 was 33.0% versus 34.8% in the prior year. The effective income tax rate for the year-to-date of 2016 included a decrease of 1.5 percentage points due to an income tax benefit of $6.6 million, or $0.05 per diluted share, from the conclusion of a tax examination during the first quarter of 2016.

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

TIFFANY & CO.

The following table summarizes cash flows from operating, investing and financing activities:

	Year-to-date
(in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$403.6	$427.5
Investing activities	(172.7)	(189.9)
Financing activities	(338.8)	(295.7)
Effect of exchange rates on cash and cash equivalents	(8.2)	1.3
Net decrease in cash and cash equivalents	$(116.1)	$(56.8)

Operating Activities

The Company had a net cash inflow from operating activities of $403.6 million in the year-to-date of 2016 compared with $427.5 million in the year-to-date of 2015. The variance is primarily due to increased inventory purchases as well as the timing of income tax payments and other payables.

Working Capital. Working capital (current assets less current liabilities) and the corresponding current ratio (current assets divided by current liabilities) were $2.9 billion and 5.5 at October 31, 2016, compared with $2.8 billion and 4.8 at January 31, 2016 and $2.8 billion and 4.9 at October 31, 2015. The change in working capital and the current ratio are primarily due to the repayment of the ¥10.0 billion Senior Notes due in September 2016 and the issuance of the ¥10.0 billion Senior Notes due in August 2026. See "Financing Activities" below for additional information.

Accounts receivable, less allowances at October 31, 2016 were 4% higher than January 31, 2016 and October 31, 2015. Currency translation had the effect of increasing accounts receivable, less allowances by 4% from January 31, 2016 and 3% from October 31, 2015, primarily from the strengthening of the Japanese yen.

Inventories, net at October 31, 2016 were 4% higher than January 31, 2016 and 2% lower than October 31, 2015. When compared to January 31, 2016, finished goods inventories rose 7% and combined raw material and work-in-process inventories declined 2%. When compared to October 31, 2015, finished goods inventories increased 1% and combined raw material and work-in-process inventories decreased 6%. Currency translation had the effect of increasing inventories, net by 2% from January 31, 2016 and 1% from October 31, 2015, primarily from the strengthening of the Japanese yen.

Investing Activities

The Company had net cash outflows from investing activities of $172.7 million in the year-to-date of 2016 compared with $189.9 million in the year-to-date of 2015. The decrease in net cash outflows was driven by decreased net purchases of marketable securities.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net purchases of marketable securities and short-term investments of $15.8 million during the year-to-date of 2016 compared with $31.4 million during the nine months ended October 31, 2015.

Financing Activities

The Company had net cash outflows from financing activities of $338.8 million in the year-to-date of 2016 compared with $295.7 million in 2015. Year-over-year changes in cash flows from financing activities were largely driven by increased share repurchases.

TIFFANY & CO.

Recent Borrowings. The Company had net repayments of borrowings as follows:

	Year-to-date
(in millions)	2016	2015
Short-term borrowings:
Proceeds from (repayments of) credit facility borrowings, net	$4.7	$(24.0)
Proceeds from other credit facility borrowings	66.4	9.1
Repayments of other credit facility borrowings	(75.7)	(16.0)
Net repayments of short-term borrowings	(4.6)	(30.9)
Long-term borrowings:
Proceeds from the issuance of long-term debt	98.1	—
Repayment of long-term debt	(97.1)	—
Net proceeds from long-term borrowings	$1.0	—
Net repayments of total borrowings	$(3.6)	$(30.9)

Credit Facilities. In October 2014, the Registrant entered into a four-year $375.0 million and a five-year $375.0 million multi-bank, multi-currency, committed unsecured revolving credit facility, including letter of credit subfacilities, (collectively, the "Credit Facilities") resulting in a total borrowing capacity of $750.0 million. In October 2016, the maturity for each of the Credit Facilities was extended for one additional year pursuant to the terms set forth in the respective agreements governing the Credit Facilities. Therefore, the four-year and five-year Credit Facilities will mature in October of 2019 and 2020, respectively.

Other credit facilities. In July 2016, the Registrant's wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 990.0 million ($146.0 million at October 31, 2016). The Tiffany-Shanghai Credit Agreement, which matures in July 2019, was made available to refinance amounts outstanding under Tiffany-Shanghai’s previously existing RMB 930.0 million three-year multi-bank revolving credit agreement (the "2013 Agreement"), which expired pursuant to its terms in July 2016, as well as for Tiffany-Shanghai's ongoing general working capital requirements. The six lenders party to the Tiffany-Shanghai Credit Agreement will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China (provided, that if such announced rate is below zero, the applicable interest rate shall be deemed to be zero). In connection with the Tiffany-Shanghai Credit Agreement, in July 2016 the Registrant entered into a Guaranty Agreement by and between the Registrant and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty"). At October 31, 2016, there was $105.2 million available to be borrowed under the Credit Agreement and $40.9 million was outstanding at a weighted-average interest rate of 4.35%.

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

Under all of the Company's credit facilities, at October 31, 2016 there were $219.5 million of borrowings, $3.7 million of letters of credit issued but not outstanding and $815.4 million available for borrowing. At October 31, 2015, there were $198.3 million of borrowings, $5.7 million of letters of credit issued but not outstanding and $818.4 million available for borrowing. The weighted-average interest rate for the amount outstanding at October 31, 2016 was 2.63% compared with 2.95% at October 31, 2015.

Senior Notes. In August 2016, the Registrant issued ¥10.0 billion ($95.4 million at October 31, 2016) of 0.78% Senior Notes due August 2026 (the "Notes") in a private transaction. The proceeds from the issuance of the Notes were used to repay the Registrant's ¥10.0 billion 1.72% Senior Notes due September 2016 upon the maturity thereof. The Notes bear interest at a rate of 0.78% per annum, payable semi-annually on February 26 and August 26 of each year, commencing February 26, 2017. The Registrant may redeem all or part of the Notes upon not less

TIFFANY & CO.

than 30 nor more than 60 days' prior notice at a redemption price equal to the sum of (i) 100% of the principal amount of the Notes to be redeemed, plus (ii) accrued and unpaid interest, if any, on those Notes to the redemption date, plus (iii) a make-whole premium as of the redemption date.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 38% at October 31, 2016 and 37% at January 31, 2016 and October 31, 2015.

At October 31, 2016, the Company was in compliance with all debt covenants.

Share Repurchases. In January 2016, the Registrant's Board of Directors approved the termination of the Company's then-existing share repurchase program, which was approved in March 2014 and had authorized the Company to repurchase up to $300.0 million of its Common Stock through open market transactions ( the "2014 Program") in favor of a new share repurchase program ("2016 Program"). The 2016 Program, which will expire on January 31, 2019, authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the 2014 Program were, and purchases under the 2016 Program have been, executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs.

The Company's share repurchase activity was as follows:

	Third Quarter		Year-to-date
(in millions, except per share amounts)	2016	2015	2016	2015
Cost of repurchases	$30.8	$60.5	$180.7	$116.2
Shares repurchased and retired	0.5	0.8	2.8	1.4
Average cost per share	$67.72	$80.31	$65.13	$84.03

At October 31, 2016, approximately $313.3 million remained available for share repurchases under the 2016 Program.

Financing Arrangements with Diamond Mining and Exploration Companies

The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the output from mines owned by these companies. At October 31, 2016, there was $43.8 million of principal outstanding under a financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"), with a carrying amount, net of valuation allowance, of $5.9 million. The Loan, which was entered into between Koidu and Laurelton Diamonds, Inc., a wholly owned subsidiary of the Company, in March 2011, originally provided that repayments of principal would begin in March 2013. However, in March 2013, the Company agreed to Koidu's request to defer the principal and interest payments due in 2013 to subsequent years and, in March 2014, the Company agreed to Koidu's request to provide for monthly rather than semi-annual payments of the principal payments due in 2014. The Company received such scheduled monthly payments from Koidu in 2014. On April 30, 2015, the Company also agreed to defer Koidu's principal payment due on March 30, 2015 ("2015 Amendment"), subject to certain conditions set forth in the 2015 Amendment, which were met in June 2015.

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

TIFFANY & CO.

During the year-to-date of 2016, Koidu did not make any payments due to the Company under the Loan. Koidu also has yet to provide a proposed revised payment schedule to the Company. The carrying amount of the Company’s loan receivable from Koidu, net of the valuation allowance, was $5.9 million at October 31, 2016 and January 31, 2016.

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

Information Systems Assessment

The Company is engaged in a multi-year program to evaluate and, where appropriate, upgrade and/or replace certain of its information systems. As a part of this program, the Company identified opportunities to enhance its finished goods inventory management and merchandising capabilities, and began development efforts to replace its existing systems and provide these enhanced capabilities. The replacement system, which is under development, is currently being assessed to evaluate whether the continued development of this system will deliver sufficiently improved operating capabilities. Should the Company determine that development of this system will be significantly modified or discontinued, the Company will evaluate the investment in this system for impairment in accordance with its policy on the review of long-lived assets. As of October 31, 2016, approximately $35 million is recorded in Construction-in-Progress within Property, Plant & Equipment related to this replacement system that is subject to the ongoing assessment discussed above.

Contractual Obligations

At October 31, 2016, the Company’s gross uncertain tax position decreased by $6.8 million from January 31, 2016 primarily as a result of the conclusion of a tax examination during the first quarter of 2016. As of October 31, 2016, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

In August 2016, the Company repaid its ¥10.0 billion Senior Notes due September 2016 and issued ¥10.0 billion Senior Notes due August 2026 (see "Financing Activities" above). The Company’s contractual cash obligations and commercial commitments at October 31, 2016 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed materially since January 31, 2016.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

2016 Outlook

For the full 2016 fiscal year, management is maintaining its outlook to expect (i) worldwide net sales declining by a low single-digit percentage from the prior year and (ii) earnings per diluted share declining by a mid-single-digit percentage from 2015’s adjusted earnings (which excluded loan impairment and certain staffing and occupancy charges - see "Non-GAAP Measures"). These expectations are approximations and are based on the Company's plans and assumptions, including: (i) worldwide gross retail square footage increasing 3%, net through 11 openings, 6

TIFFANY & CO.

relocations and 6 closings; (ii) operating margin below the prior year (excluding the prior year's charges - see "Non-GAAP Measures") due to an anticipated increase in gross margin more than offset by SG&A expense growth; (iii) interest and other expenses, net unchanged from 2015; (iv) an effective income tax rate lower than the prior year; (v) the U.S. dollar unchanged from current spot rates for the balance of the year; and (vi) weighted average diluted shares outstanding lower than in fiscal 2015.

Management also expects for the full 2016 fiscal year: (i) net cash provided by operating activities of at least $660 million and (ii) free cash flow (net cash provided by operating activities less capital expenditures - see "Non-GAAP Measures") of at least $400 million. These expectations are also based on the Company's plans and assumptions, including: (i) net inventories unchanged from the prior year, (ii) capital expenditures of $250 million and (iii) net earnings in line with management’s expectations as described above.

Forward-Looking Statements

The historical trends and results reported in this quarterly report on Form 10-Q should not be considered an indication of future performance. Further, statements contained in this quarterly report on Form 10-Q that are not statements of historical fact, including those that refer to plans, assumptions and expectations for the current fiscal year and future periods, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, the statements under "2016 Outlook" as well as statements that can be identified by the use of words such as 'expects,' 'projects,' 'anticipates,' 'assumes,' 'forecasts,' 'plans,' 'believes,' 'intends,' 'estimates,' 'pursues,' 'continues,' 'outlook,' 'may,' 'will,' 'can,' 'should' and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's plans, assumptions, expectations, beliefs and objectives with respect to store openings and closings; product introductions; sales; sales growth; sales trends; store traffic; retail prices; gross margin; operating margin; expenses; interest and other expenses, net; effective income tax rate; net earnings and net earnings per share; share count; inventories; capital expenditures; cash flow; liquidity; currency translation; growth opportunities; litigation outcomes and recovery related thereto; the collectability of amounts due under financing arrangements with diamond mining and exploration companies; and certain ongoing or planned product, marketing, retail, manufacturing, information systems development, upgrades and replacement, and other operational and strategic initiatives.

These forward-looking statements are based upon the current views and plans of management, speak only as of the date on which they are made and are subject to a number of risks and uncertainties, many of which are outside of our control. Actual results could therefore differ materially from the planned, assumed or expected results expressed in, or implied by, these forward-looking statements. While we cannot predict all of the factors that could form the basis of such differences, key factors include, but are not limited to: global macroeconomic and geopolitical developments; changes in interest and foreign currency rates; shifting tourism trends; regional instability, violence (including terrorist activities), election-related or other political activities or events, and weather conditions that may affect local and tourist consumer spending; changes in consumer confidence, preferences and shopping patterns, as well as our ability to accurately predict and timely respond to such changes; shifts in the Company's product and geographic sales mix; variations in the cost and availability of diamonds, gemstones and precious metals; changes in our competitive landscape; disruptions impacting the Company's business and operations; failure to successfully implement or make changes to the Company's information systems; gains or losses in the trading value of the Company's stock, which may impact the amount of stock repurchased; and our ability to successfully control costs and execute on, and achieve the expected benefits from, the operational and strategic initiatives referenced above. Developments relating to these and other factors may also warrant changes to the Company's operating and strategic plans, including with respect to store openings, closings and renovations, capital expenditures, information systems development, inventory management, and continuing execution on, or timing of, the aforementioned initiatives. Such changes could also cause actual results to differ materially from the expected results expressed in, or implied by, the forward-looking statements.

Additional information about potential risks and uncertainties that could affect the Company’s business and financial results is included under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2016 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should consider the risks, uncertainties and factors outlined above and in the Form 10-K in evaluating, and are cautioned not to place undue reliance on, the forward-

TIFFANY & CO.

looking statements contained herein. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of October 31, 2016 is 12 months.

In the July 2016, the Company entered into cross-currency swaps to hedge the foreign exchange risk associated with Japanese yen-denominated intercompany loans. As of October 31, 2016, the notional amount of these cross-currency swaps was approximately ¥10.6 billion or $100 million. The cross-currency swaps have a term ending on October 1, 2024.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts in order to manage the effect of volatility in precious metal prices. The maximum term of the Company's outstanding precious metal collars and forward contracts as of October 31, 2016 is 24 months.

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

The Registrant's principal executive officer and principal financial officer have determined that there have been no changes in the Registrant's internal control over financial reporting during the most recently completed fiscal quarter covered by this report identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

The Registrant's management, including its principal executive officer and principal financial officer, necessarily applied their judgment in assessing the costs and benefits of such controls and procedures. By their nature, such controls and procedures cannot provide absolute certainty, but can provide reasonable assurance regarding management's control objectives. Our principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures are (i) designed to provide such reasonable assurance and (ii) are effective at that reasonable assurance level.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company's business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $74.0 million at October 31, 2016) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.8 billion at October 31, 2016) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties' claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $122.0 million at October 31, 2016) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $547.0 million at October 31, 2016) (calculated based on alleged future lost profits of the Tiffany Parties).

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

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award is set aside. However, the Swatch Parties took action in the Dutch courts to appeal the District Court's decision, and a three-judge panel presided over an appellate hearing in respect of the annulment, and the related claim by the Tiffany Parties for return of the Arbitration Damages and related costs, on June 29, 2016. That panel's decision, which may be appealed to the Supreme Court of the Netherlands, is pending. As a result of this ongoing appellate process, the Arbitration Award may ultimately be upheld by the courts of the Netherlands. Registrant’s management expects that the annulment action is not likely to be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2018.

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

Although the District Court issued a decision in favor of the Tiffany Parties, an amount will only be recorded for any return of amounts paid under the Arbitration Award when the Districts Court's decision is final (i.e., after all rights of appeal have been exhausted) and return of these amounts is deemed probable and collection is reasonably assured. As such, the Company has not recorded any amounts in its consolidated financial statements related to the District Court’s decision.

Additionally, management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended October 31, 2016 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that

TIFFANY & CO.

respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million is not final, and is subject to post-verdict motion practice and ultimately to adjustment by the Court. In such post-verdict motion practice, the Tiffany plaintiffs expect to assert that the profits award be trebled and that Costco also pay the Tiffany plaintiffs' legal fees in respect of this matter. Management expects that the Court will enter its final judgment as to the damages and other monetary recovery that Costco will be ordered to pay to the Tiffany plaintiffs during the Company's 2017 fiscal year. Management also expects that Costco will appeal this judgment, and that the Tiffany plaintiffs will be unable to enforce the judgment while the appeal is pending. As such, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of October 31, 2016, and expects that this matter will not ultimately be resolved until, at the earliest, the Company's fiscal year ending January 31, 2018.

Item 1A.	Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

TIFFANY & CO.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In January 2016, the Registrant's Board of Directors approved a new share repurchase program ("2016 Program"), which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the 2016 Program have been executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The 2016 Program will expire on January 31, 2019.

The following table contains the Company's purchases of equity securities in the third quarter of 2016:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
August 1, 2016 to August 31, 2016	248,311	$ 64.38	248,311	$ 328.1
September 1, 2016 to September 30, 2016	91,245	$ 70.45	91,245	$ 321.7
October 1, 2016 to October 31, 2016	115,334	$ 72.75	115,334	$ 313.3
TOTAL	454,890	$ 67.72	454,890	$ 313.3

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2016, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 29, 2016	TIFFANY & CO.
(Registrant)

By: /s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.