Form 10-Q
period 2017-04-30
TIFFANY & CO
filed 2017-05-24
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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
Registrant’s telephone number, including area code: (212) 755-8000
Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 124,648,977 shares outstanding at the close of business on April 30, 2017.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2017

PART I. Financial Information

Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	April 30, 2017	January 31, 2017	April 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$838.8	$928.0	$779.6
Short-term investments	121.2	57.8	10.3
Accounts receivable, less allowances of $12.7, $11.5 and $11.6	233.1	226.8	221.5
Inventories, net	2,197.4	2,157.6	2,320.1
Prepaid expenses and other current assets	204.0	203.4	190.7
Total current assets	3,594.5	3,573.6	3,522.2
Property, plant and equipment, net	920.8	931.8	946.0
Deferred income taxes	296.9	301.8	369.8
Other assets, net	294.0	290.4	310.2
	$5,106.2	$5,097.6	$5,148.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$190.6	$228.7	$220.1
Current portion of long-term debt	—	—	92.5
Accounts payable and accrued liabilities	281.4	312.8	300.4
Income taxes payable	35.3	22.1	36.6
Merchandise credits and deferred revenue	75.2	69.2	68.2
Total current liabilities	582.5	632.8	717.8
Long-term debt	880.5	878.4	790.2
Pension/postretirement benefit obligations	322.8	318.6	436.4
Deferred gains on sale-leasebacks	44.9	45.9	56.4
Other long-term liabilities	200.8	193.5	188.1
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 124.7, 124.5 and 126.0	1.2	1.2	1.3
Additional paid-in capital	1,196.5	1,190.2	1,179.5
Retained earnings	2,104.6	2,078.3	1,980.7
Accumulated other comprehensive loss, net of tax	(242.8)	(256.2)	(218.6)
Total Tiffany & Co. stockholders' equity	3,059.5	3,013.5	2,942.9
Non-controlling interests	15.2	14.9	16.4
Total stockholders' equity	3,074.7	3,028.4	2,959.3
	$5,106.2	$5,097.6	$5,148.2
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended April 30,
	2017	2016
Net sales	$899.6	$891.3
Cost of sales	342.0	345.7
Gross profit	557.6	545.6
Selling, general and administrative expenses	412.0	411.0
Earnings from operations	145.6	134.6
Interest and other expenses, net	9.5	11.5
Earnings from operations before income taxes	136.1	123.1
Provision for income taxes	43.2	35.6
Net earnings	$92.9	$87.5
Net earnings per share:
Basic	$0.75	$0.69
Diluted	$0.74	$0.69
Weighted-average number of common shares:
Basic	124.6	126.1
Diluted	125.3	126.5

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended April 30,
	2017	2016
Net earnings	$92.9	$87.5
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	12.1	51.7
Unrealized gain on marketable securities	0.1	1.2
Unrealized (loss) gain on hedging instruments	(1.0)	4.3
Net unrealized gain on benefit plans	2.2	2.3
Total other comprehensive earnings, net of tax	13.4	59.5
Comprehensive earnings	$106.3	$147.0

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balance at January 31, 2017	$3,028.4	$2,078.3	$(256.2)	124.5	$1.2	$1,190.2	$14.9
Exercise of stock options and vesting of restricted stock units ("RSUs")	6.4	—	—	0.4	—	6.4	—
Shares withheld related to net share settlement of share-based compensation	(6.8)	—	—	(0.1)	—	(6.8)	—
Share-based compensation expense	7.7	—	—	—	—	7.7	—
Purchase and retirement of Common Stock	(11.5)	(10.5)	—	(0.1)	—	(1.0)	—
Cash dividends on Common Stock	(56.1)	(56.1)	—	—	—	—	—
Other comprehensive earnings, net of tax	13.4	—	13.4	—	—	—	—
Net earnings	92.9	92.9	—	—	—	—	—
Non-controlling interests	0.3	—	—	—	—	—	0.3
Balance at April 30, 2017	$3,074.7	$2,104.6	$(242.8)	124.7	$1.2	$1,196.5	$15.2

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$92.9	$87.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50.9	52.1
Amortization of gain on sale-leasebacks	(2.0)	(2.1)
Provision for inventories	4.8	4.3
Deferred income taxes	2.9	3.3
Provision for pension/postretirement benefits	9.4	12.4
Share-based compensation expense	7.5	5.1
Changes in assets and liabilities:
Accounts receivable	(6.3)	(7.3)
Inventories	(33.1)	(41.9)
Prepaid expenses and other current assets	(15.4)	9.7
Accounts payable and accrued liabilities	(38.4)	(35.1)
Income taxes payable	36.3	(5.2)
Merchandise credits and deferred revenue	7.9	(0.8)
Other, net	(3.7)	0.2
Net cash provided by operating activities	113.7	82.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(75.7)	(4.0)
Proceeds from sales of marketable securities and short-term investments	12.9	36.9
Capital expenditures	(35.3)	(45.6)
Proceeds from sale of notes receivable	1.7	—
Proceeds from notes receivable	0.1	—
Net cash used in investing activities	(96.3)	(12.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) credit facility borrowings, net	1.6	(5.4)
Proceeds from other credit facility borrowings	—	7.1
Repayment of other credit facility borrowings	(39.2)	(14.2)
Repurchase of Common Stock	(11.5)	(78.1)
Proceeds from exercised stock options	6.4	11.0
Payments related to tax withholding for share-based payment arrangements	(6.8)	(2.6)
Cash dividends on Common Stock	(56.1)	(50.3)
Distribution to non-controlling interest	—	(2.1)
Net cash used in financing activities	(105.6)	(134.6)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	1.1
Net decrease in cash and cash equivalents	(89.2)	(64.0)
Cash and cash equivalents at beginning of year	928.0	843.6
Cash and cash equivalents at end of three months	$838.8	$779.6

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the Registrant) and its subsidiaries (the “Company”) in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities (“VIEs”), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of April 30, 2017 and 2016 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2017 are derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three months ended April 30, 2017 and 2016 are not necessarily indicative of the results of the entire fiscal year.

2.	NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 for one year to interim and annual reporting periods beginning after December 15, 2017. Early adoption is also permitted as of the original effective date (interim and annual periods beginning after December 15, 2016) and full or modified retrospective application is permitted. Subsequently, the FASB has issued a number of ASU's amending ASU-2014-09 and providing further guidance related to revenue recognition, which management is collectively evaluating. The effective date and transition requirements for these amendments are the same as ASU 2014-09, as amended by ASU 2015-14. Management is currently evaluating the impact of the new guidance on the consolidated financial statements. The Company has identified an implementation project team and related oversight processes and is currently in the assessment phase of the project. The Company has not yet concluded as to whether the new guidance will be adopted on a full or modified retrospective basis, but will not apply the early adoption provisions of the new guidance.

In February 2016, the FASB issued ASU No. 2016-02 – Leases, which requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Leases will be classified as either financing or operating, similar to current accounting requirements, with the applicable classification determining the pattern of expense recognition in the

TIFFANY & CO.

statement of earnings. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and must be adopted using a modified retrospective approach. Management is currently evaluating the impact of this ASU on the consolidated financial statements, but expects that adoption will result in a significant increase in the Company's assets and liabilities. The Company has identified an implementation project team and related oversight processes and is currently in the assessment phase of the project.

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

In March 2017, the FASB issued ASU 2017-07 – Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under this ASU, the service cost component of the net periodic benefit cost will be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. This ASU also specifies that the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

TIFFANY & CO.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09 – Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which provides guidance on several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. The Company adopted this ASU beginning on February 1, 2017 as follows:

•
As required upon the adoption of this new guidance, on a prospective basis, the Company recognized excess tax benefits of $2.4 million (resulting from an increase in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item during the quarter ended April 30, 2017. This amount may not be indicative of future amounts that may be recognized, as any excess tax benefits and/or shortfalls recognized in future periods will be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to February 1, 2017, excess tax benefits were recognized in stockholders' equity.

•
The ASU also clarified that cash payments made to taxing authorities on the employees’ behalf for shares withheld should be presented as a financing activity. This aspect of the guidance was adopted retrospectively, as required; accordingly, the Company reclassified $2.6 million of such payments from operating activities to financing activities in the condensed consolidated statement of cash flows for the quarter ended April 30, 2016.

•
As permitted, the Company elected to classify excess tax benefits as an operating activity in the condensed consolidated statement of cash flows, instead of as a financing activity, and adopted this portion of the ASU retrospectively, reclassifying $0.5 million to operating activities from financing activities for the quarter ended April 30, 2016.

•
As permitted, the Company has elected to continue to estimate the impact of forfeitures when determining the amount of compensation cost to be recognized each period, rather than account for such forfeitures as they occur.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts needs to be received by the Company. For all Credit Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At April 30, 2017 and 2016, the carrying amount of the Credit Receivables (recorded in accounts receivable, net) was $76.0 million and $80.9 million, of which 97% were considered current in both periods. The allowance for doubtful accounts for estimated losses associated with the Credit Receivables (approximately $1.1 million at April 30, 2017 and $1.4 million

TIFFANY & CO.

at April 30, 2016) was determined based on the factors discussed above. Finance charges earned on Credit Card accounts are not significant.

Financing Arrangements. The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements along with projections and business, operational and other economic factors on a periodic basis. At April 30, 2017 and 2016, the current portion of the carrying amount of financing arrangements including accrued interest was $2.0 million and $2.5 million and was recorded in prepaid expenses and other current assets. At April 30, 2017 and 2016, the non-current portion of the net carrying amount of financing arrangements including accrued interest was $4.2 million and $19.9 million and was included in other assets, net.

As of January 31, 2017, the Company had a $43.8 million loan receivable under a financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). The Company recorded an impairment charge of $4.2 million during the fiscal year ended January 31, 2017 related to the Loan, resulting in a net carrying amount of $1.7 million as of January 31, 2017 compared with $5.9 million as of April 30, 2016. During the three months ended April 30, 2017, the Company sold its interest in the Loan to Koidu's largest creditor for $1.7 million. Additionally, the Company and Koidu entered into an agreement to terminate the supply agreement between the parties, pursuant to which Laurelton Diamonds, Inc., a wholly owned subsidiary of the Company, had previously been required to purchase at fair market value certain diamonds recovered from the mine operated by Koidu that met Laurelton's quality standards.

The Company also recorded an impairment charge, and a related valuation allowance, of $8.4 million during the fiscal year ended January 31, 2017 related to a separate financing arrangement with another diamond mining and exploration company.

Management has not recorded any impairment charges on such loans in the three months ended April 30, 2017 and 2016.

4.	INVENTORIES

(in millions)	April 30, 2017	January 31, 2017	April 30, 2016
Finished goods	$1,269.8	$1,249.4	$1,361.9
Raw materials	831.7	806.3	847.3
Work-in-process	95.9	101.9	110.9
Inventories, net	$2,197.4	$2,157.6	$2,320.1

5.	INCOME TAXES

The effective income tax rate for the three months ended April 30, 2017 was 31.7% versus 29.0% in the prior year. The effective income tax rate for the three months ended April 30, 2017 was reduced by 1.8 percentage points due to an income tax benefit of $2.4 million resulting from the implementation of ASU 2016-09 which now requires excess tax benefits and/or shortfalls related to exercises and vesting of share-based compensation to be recorded in the provision from income taxes rather than in additional paid in capital. The effective income tax rate for the three months ended April 30, 2016 was reduced by 5.4 percentage points due to an income tax benefit of $6.6 million resulting from the conclusion of a tax examination.

During the three months ended April 30, 2017, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

TIFFANY & CO.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2013) and New York State (tax years 2012-2014). Tax years from 2010-present are open to examination in the U.S. Federal jurisdiction and 2006–present are open to examination in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of April 30, 2017, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended April 30,
(in millions)	2017	2016
Net earnings for basic and diluted EPS	$92.9	$87.5
Weighted-average shares for basic EPS	124.6	126.1
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.7	0.4
Weighted-average shares for diluted EPS	125.3	126.5

For the three months ended April 30, 2017 and 2016, there were 0.9 million and 1.4 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

TIFFANY & CO.

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

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of additional debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. As of April 30, 2017, $19.5 million remains recorded as an unrealized loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in 2014 and recorded an unrealized loss within accumulated other comprehensive loss. As of April 30, 2017, $3.8 million remains recorded as an unrealized loss and is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

Cross-currency Swaps – In 2016 and in March 2017, the Company entered into cross-currency swaps to hedge the foreign exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of April 30, 2017, the notional amount of the 2016 cross-currency swaps accounted for as cash flow hedges was approximately ¥10.6 billion or $100.0 million and the notional amount of the 2017 cross-currency swaps was approximately ¥11.0 billion or $96.1 million. The 2016 cross-currency swaps have a term ending on October 1, 2024 and the 2017 cross-currency swaps have a term ending on April 1, 2027.

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

TIFFANY & CO.

As of April 30, 2017, the notional amounts of foreign exchange forward contracts accounted for as cash flow hedges were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥16,386.6	$153.9
British pound		£13.5	17.3
Derivatives not designated as hedging instruments:
U.S. dollar		$64.5	$64.5
Euro		€24.3	25.9
British pound		£9.9	12.2
Japanese yen		¥766.2	7.0
Korean won	₩	19,564.4	17.2
Mexican peso	₱	144.6	7.7
New Zealand dollar	NZ$	11.5	8.1
Singapore dollar	S$	24.7	17.7
Swiss franc	Fr.	0.9	0.9

The maximum term of the Company's outstanding foreign exchange forward contracts as of April 30, 2017 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of April 30, 2017, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is 24 months. As of April 30, 2017, there were precious metal derivative instruments outstanding for approximately 72,000 ounces of platinum, 1,440,000 ounces of silver and 48,500 ounces of gold.

TIFFANY & CO.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended April 30,
	2017		2016
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$(3.2)	$(2.8)	$(13.9)	$3.5
Precious metal forward contracts [a]	0.3	(0.9)	21.6	(2.7)
Precious metal collars [a]	0.1	—	0.3	—
Cross-currency swaps [b]	(7.5)	(4.9)	—	—
Forward-starting interest rate swaps [b]	—	(0.4)	—	(0.4)
	$(10.3)	$(9.0)	$8.0	$0.4
aThe gain or loss recognized in earnings is included within Cost of sales.
bThe gain or loss recognized in earnings is included within Interest and other expenses, net.

The pre-tax gains or losses on derivatives not designated as hedging instruments were not significant in the period ended April 30, 2017. The Company had pre-tax losses of $5.8 million on such instruments in the period ended April 30, 2016 which were included in interest and other expenses, net. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended April 30, 2017 and 2016. The Company expects approximately $3.4 million of net pre-tax derivative gains included in accumulated other comprehensive loss at April 30, 2017 will be reclassified into earnings within the next 12 months. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Financial assets and liabilities carried at fair value at April 30, 2017 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Marketable securities [a]	$36.9	$—	$—	$36.9
Time deposits [b]	121.2	—	—	121.2
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	3.9	—	3.9
Precious metal collars [c]	—	0.5	—	0.5
Foreign exchange forward contracts [c]	—	6.6	—	6.6
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	1.8	—	1.8
Total financial assets	$158.1	$12.8	$—	$170.9

TIFFANY & CO.

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$5.7	$—	$5.7
Precious metal collars [d]	—	0.4	—	0.4
Foreign exchange forward contracts [d]	—	1.7	—	1.7
Cross-currency swaps [d]	—	7.9	—	7.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	0.4	—	0.4
Total financial liabilities	$—	$16.1	$—	$16.1

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

TIFFANY & CO.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and as such is measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings, current portion of long-term debt and long-term debt was $1.1 billion and the corresponding fair value was approximately $1.1 billion at April 30, 2017 and 2016.

9.	COMMITMENTS AND CONTINGENCIES

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $73.0 million at April 30, 2017) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.8 billion at April 30, 2017) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $121.0 million at April 30, 2017) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $543.0 million at April 30, 2017) (calculated based on alleged future lost profits of the Tiffany Parties).

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

TIFFANY & CO.

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

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award was set aside. However, the Swatch Parties took action in the Dutch courts to appeal the District Court's decision, and a three-judge panel of the Appellate Court of Amsterdam presided over an appellate hearing in respect of the annulment, and the related claim by the Tiffany Parties for the return of the Arbitration Damages and related costs, on June 29, 2016. The Appellate Court issued its decision on April 25, 2017, finding in favor of the Swatch Parties and ordering the Tiffany Parties to reimburse the Swatch Parties EUR 6,340 in legal costs. However, the Tiffany Parties have a right to appeal the decision of the Appellate Court to the Supreme Court of the Netherlands, and intend to do so. As such, the Arbitration Award may ultimately be set aside by the Supreme Court. Registrant’s management expects that the annulment action will not be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2019.

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

In any litigation regarding the claims and counterclaims that formed the basis of the arbitration, issues of liability and damages will be pled and determined without regard to the findings of the arbitral panel. As such, it is possible that a court could find that the Swatch Parties were in material breach of their obligations under the Agreements, that the Tiffany Parties were in material breach of their obligations under the Agreements or that neither the Swatch Parties nor the Tiffany Parties were in material breach. If the Swatch Parties’ claims of liability were accepted by the court, the damages award cannot be reasonably estimated at this time, but could exceed the Arbitration Damages and could have a material adverse effect on the Registrant’s consolidated financial statements or liquidity.

Management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended April 30, 2017 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award by the Supreme Court and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

TIFFANY & CO.

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it is subject to post-verdict motion practice and ultimately to adjustment by the Court. In the post-verdict motion practice, in which briefing has been completed, the Tiffany plaintiffs asserted that the profits award should be trebled and that Costco should also pay the Tiffany plaintiffs' costs and attorneys' fees. Management expects that the Court will enter its final judgment as to the monetary recovery that Costco will be ordered to pay to the Tiffany plaintiffs during the Company's 2017 fiscal year. Management also expects that Costco will appeal the judgment finally entered by the Court, and that the Tiffany plaintiffs will be unable to enforce the judgment while the appeal is pending. As such, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of April 30, 2017, and expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2018.

Environmental Matter. In 2005, the U.S. Environmental Protection Agency ("EPA") designated a 17-mile stretch of the Passaic River (the "River") part of the Diamond Alkali "Superfund" site. This designation resulted from the detection of hazardous substances emanating from the site, which was previously home to the Diamond Shamrock Corporation, a manufacturer of pesticides and herbicides. Under the Superfund law, the EPA will negotiate with potentially responsible parties to agree on remediation approaches.

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

TIFFANY & CO.

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

On March 31, 2016, the EPA issued a letter to approximately 100 companies (including the Company) (collectively, the "notified companies") notifying them of potential liability for the RoD Remediation and of the EPA’s planned approach to addressing the cost of the RoD Remediation, which included the possibility of a de-minimis cash-out settlement (the "settlement option") for certain parties. In April of 2016, the Company notified the EPA of its interest in pursuing the settlement option, and accordingly recorded an immaterial liability representing its best estimate of its minimum liability for the RoD Remediation, which reflects the possibility of a de-minimis settlement. On March 30, 2017, the EPA issued offers related to the settlement option to 20 parties; while the Company was not one of the parties receiving such an offer, the EPA has indicated that the settlement option may be made available to additional parties beyond those notified on March 30, 2017. Although the EPA must determine which additional parties are eligible for the settlement option, the Company does not expect any settlement amount that it might agree with the EPA to be material to its financial position, results of operations or cash flows.

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

Other Regulatory Matters. The Company is subject to regulations in various jurisdictions in which the Company operates, including those related to the sale of consumer products. During the Company's regular internal quality testing, the Company identified a potential breach of the Company's sourcing and quality standards applicable to third party vendors. The Company is currently assessing the composition of certain of its gold products manufactured primarily by certain U.S. third-party vendors, which contain gold solder manufactured by other U.S. vendors, to determine whether such products are

TIFFANY & CO.

in compliance with applicable consumer products requirements and regulations. This assessment could result in the Company reporting instances of non-compliance to regulatory authorities in one or more markets, and incurring costs, including for the possible payment of fines and penalties. Management has not recorded any liability for these matters as it does not believe that such liability is probable and reasonably estimable. It is nonetheless possible that any resulting liability when the uncertainties discussed above are resolved could be material to the Company's results of operations or cash flows in the periods in which such uncertainties are resolved.

10.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

(in millions)	April 30, 2017	January 31, 2017	April 30, 2016
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(131.6)	$(143.7)	$(83.6)
Unrealized gain on marketable securities	0.9	0.8	0.2
Deferred hedging loss	(17.1)	(16.1)	(22.5)
Net unrealized loss on benefit plans	(95.0)	(97.2)	(112.7)
	$(242.8)	$(256.2)	$(218.6)
Additions to and reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended April 30,
(in millions)	2017	2016
Foreign currency translation adjustments	$12.4	$58.8
Income tax expense	(0.3)	(7.1)
Foreign currency adjustments, net of tax	12.1	51.7
Unrealized gain on marketable securities	0.4	1.8
Income tax expense	(0.3)	(0.6)
Unrealized gain on marketable securities, net of tax	0.1	1.2
Unrealized (loss) gain on hedging instruments	(10.3)	8.0
Reclassification adjustment for loss (gain) included in net earnings [a]	9.0	(0.4)
Income tax (expense) benefit	0.3	(3.3)
Unrealized (loss) gain on hedging instruments, net of tax	(1.0)	4.3
Amortization of net loss included in net earnings [b]	3.5	3.9
Amortization of prior service credit included in net earnings [b]	(0.1)	(0.2)
Income tax expense	(1.2)	(1.4)
Net unrealized gain on benefit plans, net of tax	2.2	2.3
Total other comprehensive earnings, net of tax	$13.4	$59.5

[a]	These losses (gains) are reclassified into Cost of sales and Interest and other expenses, net (see "Note 7. Hedging Instruments" for additional details).

[b]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note 11. Employee Benefit Plans" for additional details).

TIFFANY & CO.

Stock Repurchase Program. In January 2016, the Registrant's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the program have been executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The program will expire on January 31, 2019. Approximately $298.9 million remained available for repurchase under the program at April 30, 2017.

The Company's share repurchase activity was as follows:

	Three Months Ended April 30,
(in millions, except per share amounts)	2017	2016
Cost of repurchases	$11.5	$78.1
Shares repurchased and retired	0.1	1.2
Average cost per share	$93.48	$66.48

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.45 and $0.40 per share of Common Stock in the three months ended April 30, 2017 and 2016.

11.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended April 30,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2017	2016	2017	2016
Net Periodic Benefit Cost:
Service cost	$4.7	$4.8	$0.7	$0.8
Interest cost	8.0	8.0	0.8	0.9
Expected return on plan assets	(8.2)	(5.8)	—	—
Amortization of prior service cost (credit)	0.1	—	(0.2)	(0.2)
Amortization of net loss	3.5	3.8	—	0.1
Net expense	$8.1	$10.8	$1.3	$1.6

12.	SEGMENT INFORMATION

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

TIFFANY & CO.

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

Certain information relating to the Company's segments is set forth below:

	Three Months Ended April 30,
(in millions)	2017	2016
Net sales:
Americas	$391.7	$403.4
Asia-Pacific	257.3	238.2
Japan	128.4	131.1
Europe	93.8	97.1
Total reportable segments	871.2	869.8
Other	28.4	21.5
	$899.6	$891.3
Earnings from operations*:
Americas	$59.9	$58.7
Asia-Pacific	72.7	60.0
Japan	42.3	44.4
Europe	12.5	10.3
Total reportable segments	187.4	173.4
Other	4.0	1.8
	$191.4	$175.2

*	Represents earnings from operations before (i) unallocated corporate expenses, and (ii) interest and other expenses, net.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended April 30,
(in millions)	2017	2016
Earnings from operations for segments	$191.4	$175.2
Unallocated corporate expenses	(45.8)	(40.6)
Interest and other expenses, net	(9.5)	(11.5)
Earnings from operations before income taxes	$136.1	$123.1

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

TIFFANY & CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Tiffany & Co. (the "Registrant") is a holding company that operates through its subsidiary companies (collectively, the "Company"). The Registrant's principal subsidiary, Tiffany and Company ("Tiffany"), is a jeweler and specialty retailer. Through its subsidiaries, the Company designs and manufactures products and operates TIFFANY & CO. retail stores worldwide, and also sells its products through Internet, catalog, business-to-business and wholesale operations. The Company's principal merchandise offering is jewelry (representing 92% of worldwide net sales in the fiscal year ended January 31, 2017); it also sells timepieces, leather goods, sterling silverware, china, crystal, stationery, fragrances and accessories.

The Company's reportable segments are as follows:

•
Americas includes sales in 124 Company-operated TIFFANY & CO. stores in the United States ("U.S."), Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through Internet, catalog, business-to-business and wholesale operations;

•	Asia-Pacific includes sales in 84 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 54 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•	Europe includes sales in 43 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through the Internet and wholesale operations; and

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in five Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds as well as earnings received from third-party licensing agreements.

SUMMARY OF FIRST QUARTER RESULTS

•
Worldwide net sales increased 1% to $899.6 million in the three months ("first quarter") ended April 30, 2017, reflecting growth in Asia-Pacific and an increase in the wholesale sale of diamonds; comparable store sales decreased 3%. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 2% in the first quarter reflecting similar trends noted above as well as sales growth in Europe, and comparable store sales decreased 2%.

•
Earnings from operations as a percentage of net sales ("operating margin") increased 1.1 percentage points, due to an increase in gross margin as well as modest sales leverage on selling, general and administrative ("SG&A") expenses.

•	Net earnings increased 6% to $92.9 million, or $0.74 per diluted share, from $87.5 million, or $0.69 per diluted share, in the prior year primarily due to the improvement in operating margin.

•	Inventories, net decreased 5% from April 30, 2016.

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

	First Quarter 2017 vs. 2016
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	1%	(1)%	2%
Americas	(3)	—	(3)
Asia-Pacific	8	(1)	9
Japan	(2)	1	(3)
Europe	(3)	(7)	4
Other	32	—	32
Comparable Store Sales:
Worldwide	(3)%	(1)%	(2)%
Americas	(4)	—	(4)
Asia-Pacific	(3)	(1)	(2)
Japan	(1)	—	(1)
Europe	(3)	(6)	3
Other	1	—	1

TIFFANY & CO.

Statements of Earnings. Internally, management monitors and measures its earnings performance excluding certain items listed below. Management believes excluding such items provides a useful supplemental basis for the assessment of the Company's results relative to the corresponding period in the prior year. The following tables reconcile certain GAAP amounts to non-GAAP amounts:

(in millions, except per share amounts)	GAAP	Impairment charges [a]	Non-GAAP
Year Ended January 31, 2017
Selling, general and administrative expenses	$1,769.1	$(38.0)	$1,731.1
As a % of sales	44.2%		43.3%
Earnings from operations	721.2	38.0	759.2
As a % of sales	18.0%		19.0%
Provision for income taxes [b]	230.5	14.0	244.5
Net earnings	446.1	24.0	470.1
Diluted earnings per share*	3.55	0.19	3.75

*Amounts may not add due to rounding.

[a]	Expenses associated with the following:

•
$25.4 million of net pre-tax expense ($16.0 million net after tax expense, or $0.13 per diluted share) associated with an asset impairment charge related to software costs capitalized in connection with the development of a new finished goods inventory management and merchandising information system; and

•
$12.6 million of net pre-tax expense ($8.0 million net after tax expense, or $0.06 per diluted share) associated with impairment charges related to financing arrangements with diamond mining and exploration companies.

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

TIFFANY & CO.

Net Sales
Net sales by segment were as follows:

	First Quarter
(in millions)	2017	2016	Increase/(Decrease)
Americas	$391.7	$403.4	(3)%
Asia-Pacific	257.3	238.2	8
Japan	128.4	131.1	(2)
Europe	93.8	97.1	(3)
Other	28.4	21.5	32
	$899.6	$891.3	1%

In the first quarter of 2017, worldwide net sales increased $8.3 million, or 1%, reflecting growth in Asia-Pacific and an increase in the wholesale sale of diamonds; sales on a constant-exchange rate basis increased 2%.

Changes in jewelry sales by product category relative to the prior year were as follows:

(in millions)	$ Change	% Change
High, fine & solitaire jewelry	$(3.0)	(2)%
Engagement jewelry & wedding bands	(20.3)	(7)
Fashion jewelry	20.7	7
Designer jewelry	4.9	5

The decrease in sales of both high, fine & solitaire jewelry and engagement jewelry & wedding bands reflected declines across the respective categories. The fashion jewelry and designer jewelry categories increased due to increases in sales of both gold and silver jewelry, partly tied to the wholesale sales increase in Asia Pacific.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Store Sales	Non-comparable Store Sales	Wholesale/Other	Total
Americas	$(14.8)	$0.7	$2.4	$(11.7)
Asia-Pacific	(5.8)	8.9	16.0	19.1
Japan	(0.8)	(0.3)	(1.6)	(2.7)
Europe	(2.7)	0.2	(0.8)	(3.3)

Changes in jewelry sales relative to the prior year by reportable segment were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Change in Jewelry Sales
Americas	(1)%	—%	(2)%
Asia-Pacific	(20)	(1)	28
Japan	1	—	(3)
Europe	(2)	(7)	(1)

TIFFANY & CO.

Americas. Total sales decreased $11.7 million, or 3%, and comparable store sales decreased $14.8 million, or 4%. Sales results were geographically mixed across the region, and management attributed the overall sales declines to lower spending by both foreign tourists and local customers. There was no impact from currency translation on reported sales.

The decrease in the number of jewelry units sold reflected declines across most product categories.

Asia-Pacific. Total sales increased $19.1 million, or 8%, while comparable store sales decreased $5.8 million, or 3%. Management attributed total sales growth to increased wholesale sales and the effect of stores opened within the last 12 months, while comparable store sales were affected by the strong growth in mainland China and varying degrees of softness in other markets. On a constant-exchange-rate basis, total sales increased 9% and comparable store sales decreased 2%.

The increase in the number of jewelry units sold was largely attributed to increases in the fashion jewelry category. Management attributed the decrease in the average price per jewelry unit sold to a shift in sales mix to the fashion jewelry category that resulted from a significant increase in wholesale sales.

Japan. Total sales decreased $2.7 million, or 2%, and comparable store sales decreased $0.8 million, or 1%. Management attributed the sales declines to lower spending by Chinese tourists. On a constant-exchange-rate basis, total sales decreased 3% and comparable store sales decreased 1%.

The decrease in number of jewelry units sold primarily reflected declines in fashion jewelry.

Europe. Total sales decreased $3.3 million, or 3%, and comparable store sales decreased $2.7 million, or 3%. On a constant-exchange-rate basis, total sales and comparable store sales increased 4% and 3%, respectively. Performance was generally soft in continental Europe, while management attributed sales growth in the United Kingdom on a constant-exchange-rate basis to spending by local customers and foreign tourists.

Management attributed the decrease in average price per jewelry unit sold to the negative effect of currency translation, which offset the favorable shift in sales mix towards higher-priced products within the fashion jewelry category.

Other. Other sales increased $6.9 million, or 32%, primarily due to increases in wholesale sales of diamonds.

Store Data. In the first quarter of 2017, the Company closed three Company-operated stores in the Americas, Asia-Pacific and Japan.

Gross Margin

	First Quarter
(dollars in millions)	2017	2016
Gross profit	$557.6	$545.6
Gross profit as a percentage of net sales	62.0%	61.2%

Gross margin (gross profit as a percentage of net sales) increased 0.8 percentage point due to favorable product input costs and a shift in sales mix toward higher margin fashion jewelry, partly offset by the negative effect of an increase in wholesale sales of diamonds.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term unless and until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 7. Hedging Instruments"). Management

TIFFANY & CO.

adjusted retail prices in the first quarters of 2017 and 2016 across most geographic regions and product categories, some of which were intended to mitigate foreign currency fluctuations.

Selling, General and Administrative ("SG&A") Expenses

	First Quarter
(dollars in millions)	2017	2016
SG&A expenses	$412.0	$411.0
SG&A expenses as a percentage of net sales	45.8%	46.1%
SG&A expenses were approximately unchanged in the first quarter of 2017 despite higher severance costs. SG&A expenses as a percentage of net sales decreased 0.3 percentage points due to modest sales leverage on operating expenses. There was no significant translation effect on SG&A expense growth from changes in foreign currencies.

Earnings from Operations

	First Quarter
(dollars in millions)	2017	2016
Earnings from operations	$145.6	$134.6
Operating margin	16.2%	15.1%
Percentage point change from prior year	1.1	(2.6)

Earnings from operations increased $11.0 million, or 8%, in the first quarter of 2017 and operating margin increased 1.1 percentage points reflecting the increase in gross margin as well as modest sales leverage on SG&A expenses.

Results by segment were as follows:

(in millions)	First Quarter 2017	% of Net Sales	First Quarter 2016	% of Net Sales
Earnings from operations*:
Americas	$59.9	15.3%	$58.7	14.5%
Asia-Pacific	72.7	28.3	60.0	25.2
Japan	42.3	33.0	44.4	33.9
Europe	12.5	13.4	10.3	10.6
Other	4.0	13.5	1.8	8.4
	191.4		175.2
Unallocated corporate expenses	(45.8)	(5.1)%	(40.6)	(4.6)%
Earnings from operations	$145.6	16.2%	$134.6	15.1%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the first quarter of 2017 compared with 2016 was as follows:

•	Americas – the ratio increased 0.8 percentage point due to an increase in gross margin partly offset by sales deleverage on operating expenses;

•	Asia-Pacific – the ratio increased 3.1 percentage points due to an improvement in gross margin and sales leverage on operating expenses tied to the increase in wholesale sales;

TIFFANY & CO.

•
Japan – the ratio decreased 0.9 percentage point primarily due to a decrease in gross margin that reflected an unfavorable impact of the strengthening of the Yen, as a result of the Company's program to utilize Yen forward contracts for a portion of its forecasted merchandise purchases; and

•	Europe – the ratio increased 2.8 percentage points due to an improvement in gross margin and sales leverage on operating expenses.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased by $5.2 million in the first quarter of 2017 primarily due to higher severance costs associated with changes in corporate management.

Interest and Other Expenses, net

Interest and other expenses, net decreased $2.0 million, or 18%, in the first quarter of 2017 due to lower interest expense.

Provision for Income Taxes

The effective income tax rate for the first quarter of 2017 was 31.7% versus 29.0% in the prior year. The effective income tax rate for the first quarter of 2017 was reduced by 1.8 percentage points, or $0.02 per diluted share, due to an income tax benefit of $2.4 million resulting from the implementation of ASU 2016-09, which now requires excess tax benefits or shortfalls related to exercises and vesting of share-based compensation to be recorded in the provision from income taxes rather than in additional paid in capital. The effective income tax rate for the first quarter of 2016 included a decrease of 5.4 percentage points due to an income tax benefit of $6.6 million, or $0.05 per diluted share, from the conclusion of a tax examination.

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

The following table summarizes cash flows from operating, investing and financing activities:

	First Quarter
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$113.7	$82.2
Investing activities	(96.3)	(12.7)
Financing activities	(105.6)	(134.6)
Effect of exchange rates on cash and cash equivalents	(1.0)	1.1
Net decrease in cash and cash equivalents	$(89.2)	$(64.0)

Operating Activities

The Company had a net cash inflow from operating activities of $113.7 million in the first quarter of 2017 compared with $82.2 million in the first quarter of 2016. The variance is primarily due to the timing of income tax payments.

TIFFANY & CO.

Working Capital. Working capital (current assets less current liabilities) was $3.0 billion at April 30, 2017, compared with $2.9 billion at January 31, 2017 and $2.8 billion at April 30, 2016.

Accounts receivable, less allowances at April 30, 2017 were 3% higher than January 31, 2017 and 5% higher than April 30, 2016 partly reflecting the timing of collections. Currency translation had the effect of increasing accounts receivable, less allowances by 1% from January 31, 2017 and decreasing it by 2% from April 30, 2016.

Inventories, net at April 30, 2017 were 2% higher than January 31, 2017 and 5% lower than April 30, 2016. When compared to January 31, 2017, finished goods inventories rose 2% and combined raw material and work-in-process inventories rose 2%. When compared to April 30, 2016, finished goods inventories decreased 7% and combined raw material and work-in-process inventories decreased 3%. Currency translation had the effect of increasing inventories, net by 1% from January 31, 2017 and decreasing it by 1% from April 30, 2016.

Investing Activities

The Company had net cash outflows from investing activities of $96.3 million in the first quarter of 2017 compared with $12.7 million in the first quarter of 2016 driven by increased purchases of marketable securities and short-term investments.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net purchases of $62.8 million during the first quarter of 2017 compared with net proceeds from the sale of marketable securities and short-term investments of $32.9 million during the first quarter of 2016.

Financing Activities

The Company had net cash outflows from financing activities of $105.6 million in the first quarter of 2017 compared with $134.6 million in 2016. Year-over-year changes in cash flows from financing activities were largely driven by share repurchases and borrowings.

Recent Borrowings. The Company had net repayments of borrowings as follows:

	First Quarter
(in millions)	2017	2016
Short-term borrowings:
Proceeds from (repayments of) credit facility borrowings, net	$1.6	$(5.4)
Proceeds from other credit facility borrowings	—	7.1
Repayments of other credit facility borrowings	(39.2)	(14.2)
Net repayments of total borrowings	$(37.6)	$(12.5)

Under all of the Company's credit facilities, at April 30, 2017 there were $190.6 million of borrowings, $4.8 million of letters of credit issued but not outstanding and $835.3 million available for borrowing. At April 30, 2016, there were $220.1 million of borrowings, $5.5 million of letters of credit issued but not outstanding and $804.3 million available for borrowing. The weighted-average interest rate for the amount outstanding at April 30, 2017 was 2.69% compared with 2.78% at April 30, 2016.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 35% at April 30, 2017 and 37% at both January 31, 2017 and April 30, 2016.

At April 30, 2017, the Company was in compliance with all debt covenants.

Share Repurchases. In January 2016, the Registrant's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the program have been executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable

TIFFANY & CO.

securities laws, and are based on market conditions and the Company's liquidity needs. The program will expire on January 31, 2019. Approximately $298.9 million remained available for repurchase under the program at April 30, 2017.

The Company's share repurchase activity was as follows:

	First Quarter
(in millions, except per share amounts)	2017	2016
Cost of repurchases	$11.5	$78.1
Shares repurchased and retired	0.1	1.2
Average cost per share	$93.48	$66.48

Contractual Obligations

The Company’s contractual cash obligations and commercial commitments at April 30, 2017 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2017.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

2017 Outlook

For the fiscal year ending January 31, 2018 ("fiscal 2017"), management's outlook calls for: (i) worldwide net sales increasing over the prior year by a low-single-digit percentage as reported and on a constant-exchange-rate basis and (ii) net earnings per diluted share increasing by a high-single-digit percentage over 2016's earnings per diluted share of $3.55 and by a mid-single-digit percentage over 2016's earnings per diluted share (excluding charges) of $3.75 (see "Non-GAAP Measures"). These expectations are approximations and are based on the Company's plans and assumptions, including: (i) worldwide gross retail square footage increasing 2%, net through 10 store openings, 7 relocations and 7 closings; (ii) operating margin above the prior year entirely due to an expected increase in gross margin, with SG&A expenses increasing slightly faster than sales growth; (iii) interest and other expenses, net of approximately $40 million; (iv) an effective income tax rate consistent with the prior year; (v) the U.S. dollar in 2017 stronger overall than other foreign currencies on a year-over-year basis; and (vi) minimal benefit to net earnings per diluted share from share repurchases.

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

TIFFANY & CO.

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

Additional information about potential risks and uncertainties that could affect the Company’s business and financial results is included under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2017 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should consider the risks, uncertainties and factors outlined above and in the Form 10-K in evaluating, and are cautioned not to place undue reliance on, the forward-looking statements contained herein. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of April 30, 2017 is 12 months.

In July 2016 and in March 2017, the Company entered into cross-currency swaps to hedge the foreign exchange risk associated with Japanese yen-denominated intercompany loans. As of April 30, 2017, the notional amount of the 2016 cross-currency swaps was approximately ¥10.6 billion or $100.0 million and the notional amount of the 2017 cross-currency swaps was approximately ¥11.0 billion or $96.1 million. The 2016 cross-currency swaps have a term ending on October 1, 2024 and the 2017 cross-currency swaps have a term ending on April 1, 2027.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts in order to manage the effect of volatility in precious metal prices. The maximum term of the Company's outstanding precious metal collars and forward contracts as of April 30, 2017 is 24 months.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $73.0 million at April 30, 2017) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.8 billion at April 30, 2017) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $121.0 million at April 30, 2017) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $543.0 million at April 30, 2017) (calculated based on alleged future lost profits of the Tiffany Parties).

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

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award was set aside. However, the Swatch Parties took action in the Dutch courts to appeal the District Court's decision, and a three-judge panel of the Appellate Court of Amsterdam presided over an appellate hearing in respect of the annulment, and the related claim by the Tiffany Parties for the return of the Arbitration Damages and related costs, on June 29, 2016. The Appellate Court issued its decision on April 25, 2017, finding in favor of the Swatch Parties and ordering the Tiffany Parties to reimburse the Swatch Parties EUR 6,340 in legal costs. However, the Tiffany Parties have a right to appeal the decision of the Appellate Court to the Supreme Court of the Netherlands, and intend to do so. As such, the Arbitration Award may ultimately be set aside by the Supreme Court. Registrant’s management expects that the annulment action will not be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2019.

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

In any litigation regarding the claims and counterclaims that formed the basis of the arbitration, issues of liability and damages will be pled and determined without regard to the findings of the arbitral panel. As such, it is possible that a court could find that the Swatch Parties were in material breach of their obligations under the Agreements, that the Tiffany Parties were in material breach of their obligations under the Agreements or that neither the Swatch Parties nor the Tiffany Parties were in material breach. If the Swatch Parties’ claims of liability were accepted by the court, the damages award cannot be reasonably estimated at this time, but could exceed the Arbitration Damages and could have a material adverse effect on the Registrant’s consolidated financial statements or liquidity.

Management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended April 30, 2017 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award by the Supreme Court and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury

TIFFANY & CO.

awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it is subject to post-verdict motion practice and ultimately to adjustment by the Court. In the post-verdict motion practice, in which briefing has been completed, the Tiffany plaintiffs asserted that the profits award should be trebled and that Costco should also pay the Tiffany plaintiffs' costs and attorneys' fees. Management expects that the Court will enter its final judgment as to the monetary recovery that Costco will be ordered to pay to the Tiffany plaintiffs during the Company's 2017 fiscal year. Management also expects that Costco will appeal the judgment finally entered by the Court, and that the Tiffany plaintiffs will be unable to enforce the judgment while the appeal is pending. As such, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of April 30, 2017, and expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2018.

Item 1A.	Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In January 2016, the Company's Board of Directors approved a new share repurchase program which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the program have been executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The program will expire on January 31, 2019.

The following table contains the Company's purchases of equity securities in the first quarter of 2017:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
February 1, 2017 to February 28, 2017	—	$ —	—	$ 310.4
March 1, 2017 to March 31, 2017	20,953	$ 95.43	20,953	$ 308.4
April 1, 2017 to April 30, 2017	102,021	$ 93.08	102,021	$ 298.9
TOTAL	122,974	$ 93.48	122,974	$ 298.9

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 24, 2017	TIFFANY & CO.
(Registrant)

By: /s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.