Form 10-Q
period 2017-07-31
TIFFANY & CO
filed 2017-08-24
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 124,512,208 shares outstanding at the close of business on July 31, 2017.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2017

PART I. Financial Information

Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	July 31, 2017	January 31, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$820.8	$928.0	$666.3
Short-term investments	222.7	57.8	53.8
Accounts receivable, less allowances of $11.2, $11.5 and $10.5	223.3	226.8	216.4
Inventories, net	2,236.9	2,157.6	2,324.8
Prepaid expenses and other current assets	218.3	203.4	215.4
Total current assets	3,722.0	3,573.6	3,476.7
Property, plant and equipment, net	939.6	931.8	944.8
Deferred income taxes	300.0	301.8	367.0
Other assets, net	308.0	290.4	314.4
	$5,269.6	$5,097.6	$5,102.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$235.0	$228.7	$207.1
Current portion of long-term debt	—	—	94.8
Accounts payable and accrued liabilities	301.4	312.8	300.7
Income taxes payable	32.8	22.1	30.5
Merchandise credits and deferred revenue	78.6	69.2	64.5
Total current liabilities	647.8	632.8	697.6
Long-term debt	881.1	878.4	790.5
Pension/postretirement benefit obligations	326.1	318.6	442.1
Deferred gains on sale-leasebacks	43.3	45.9	53.2
Other long-term liabilities	213.3	193.5	190.8
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 124.5, 124.5 and 124.9	1.2	1.2	1.3
Additional paid-in capital	1,206.9	1,190.2	1,175.9
Retained earnings	2,137.9	2,078.3	1,967.2
Accumulated other comprehensive loss, net of tax	(203.2)	(256.2)	(232.2)
Total Tiffany & Co. stockholders' equity	3,142.8	3,013.5	2,912.2
Non-controlling interests	15.2	14.9	16.5
Total stockholders' equity	3,158.0	3,028.4	2,928.7
	$5,269.6	$5,097.6	$5,102.9
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net sales	$959.7	$931.6	$1,859.3	$1,822.9
Cost of sales	361.5	354.5	703.5	700.3
Gross profit	598.2	577.1	1,155.8	1,122.6
Selling, general and administrative expenses	416.9	402.2	828.9	813.1
Earnings from operations	181.3	174.9	326.9	309.5
Interest and other expenses, net	8.8	13.4	18.2	24.8
Earnings from operations before income taxes	172.5	161.5	308.7	284.7
Provision for income taxes	57.5	55.8	100.8	91.5
Net earnings	$115.0	$105.7	$207.9	$193.2
Net earnings per share:
Basic	$0.92	$0.84	$1.67	$1.54
Diluted	$0.92	$0.84	$1.66	$1.53
Weighted-average number of common shares:
Basic	124.5	125.3	124.6	125.7
Diluted	125.1	125.6	125.2	126.1

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net earnings	$115.0	$105.7	$207.9	$193.2
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	39.2	(24.6)	51.3	27.1
Unrealized (loss) gain on marketable securities	(0.4)	0.9	(0.3)	2.0
Unrealized (loss) gain on hedging instruments	(1.0)	8.1	(2.0)	12.4
Net unrealized gain on benefit plans	1.8	2.0	4.0	4.4
Total other comprehensive earnings (loss), net of tax	39.6	(13.6)	53.0	45.9
Comprehensive earnings	$154.6	$92.1	$260.9	$239.1

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balance at January 31, 2017	$3,028.4	$2,078.3	$(256.2)	124.5	$1.2	$1,190.2	$14.9
Exercise of stock options and vesting of restricted stock units ("RSUs")	10.7	—	—	0.4	—	10.7	—
Shares withheld related to net share settlement of share-based compensation	(7.2)	—	—	(0.1)	—	(7.2)	—
Share-based compensation expense	16.0	—	—	—	—	16.0	—
Purchase and retirement of Common Stock	(32.5)	(29.7)	—	(0.3)	—	(2.8)	—
Cash dividends on Common Stock	(118.3)	(118.3)	—	—	—	—	—
Accrued dividends on share-based awards	(0.3)	(0.3)	—	—	—	—	—
Other comprehensive earnings, net of tax	53.0	—	53.0	—	—	—	—
Net earnings	207.9	207.9	—	—	—	—	—
Non-controlling interests	0.3	—	—	—	—	—	0.3
Balance at July 31, 2017	$3,158.0	$2,137.9	$(203.2)	124.5	$1.2	$1,206.9	$15.2

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$207.9	$193.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	101.8	105.0
Amortization of gain on sale-leasebacks	(4.1)	(4.3)
Provision for inventories	10.2	8.6
Deferred income taxes	0.8	(1.9)
Provision for pension/postretirement benefits	17.5	22.7
Share-based compensation expense	15.9	10.5
Gain on sale of marketable securities	(0.8)	—
Changes in assets and liabilities:
Accounts receivable	14.0	(3.2)
Inventories	(48.8)	(62.9)
Prepaid expenses and other current assets	(22.4)	(1.8)
Accounts payable and accrued liabilities	(28.2)	(39.5)
Income taxes payable	30.0	(12.2)
Merchandise credits and deferred revenue	3.5	(4.2)
Other, net	(10.4)	(0.9)
Net cash provided by operating activities	286.9	209.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(270.2)	(46.5)
Proceeds from sales of marketable securities and short-term investments	109.6	36.9
Capital expenditures	(88.0)	(101.4)
Proceeds from sale of notes receivable	1.7	—
Proceeds from notes receivable	1.8	—
Net cash used in investing activities	(245.1)	(111.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) credit facility borrowings, net	29.2	(5.9)
Proceeds from other credit facility borrowings	25.7	56.0
Repayment of other credit facility borrowings	(57.3)	(70.7)
Repurchase of Common Stock	(32.5)	(149.9)
Proceeds from exercised stock options	10.7	11.0
Payments related to tax withholding for share-based payment arrangements	(7.2)	(2.6)
Cash dividends on Common Stock	(118.3)	(106.7)
Distribution to non-controlling interest	—	(2.0)
Financing fees	—	(0.8)
Net cash used in financing activities	(149.7)	(271.6)
Effect of exchange rate changes on cash and cash equivalents	0.7	(3.8)
Net decrease in cash and cash equivalents	(107.2)	(177.3)
Cash and cash equivalents at beginning of year	928.0	843.6
Cash and cash equivalents at end of six months	$820.8	$666.3

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the Registrant) and its subsidiaries (the "Company") in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities ("VIEs"), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of July 31, 2017 and 2016 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2017 are derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and six months ended July 31, 2017 and 2016 are not necessarily indicative of the results of the entire fiscal year.

2.	NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 for one year to interim and annual reporting periods beginning after December 15, 2017. Early adoption is also permitted as of the original effective date (interim and annual periods beginning after December 15, 2016) and full or modified retrospective application is permitted. Subsequently, the FASB has issued a number of ASU's amending ASU 2014-09 and providing further guidance related to revenue recognition, which management is collectively evaluating. The effective date and transition requirements for these amendments are the same as ASU 2014-09, as amended by ASU 2015-14. Management is currently evaluating the impact of the new guidance on the consolidated financial statements. The Company has identified an implementation project team and related oversight processes and is currently in the assessment phase of the project. The Company has not yet concluded whether the new guidance will be adopted on a full or modified retrospective basis, but will not apply the early adoption provisions of the new guidance.

In February 2016, the FASB issued ASU No. 2016-02 – Leases, which requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Leases will be classified as either financing or operating, similar to current accounting requirements, with the applicable classification determining the pattern of expense recognition in the

TIFFANY & CO.

statement of earnings. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and must be adopted using a modified retrospective approach. Management is currently evaluating the impact of this ASU on the consolidated financial statements, but expects that adoption will result in a significant increase in the Company's assets and liabilities. The Company has identified an implementation project team and related oversight processes and is currently in the assessment phase of the project. As part of this assessment, the Company's implementation project team has compiled information to evaluate the Company's real estate, personal property and other arrangements that may meet the definition of a lease under this ASU.

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09 – Compensation–Stock Compensation: Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. This ASU is effective prospectively for annual periods beginning after December 15, 2017, with early adoption permitted. Accordingly,

TIFFANY & CO.

management will apply this ASU prospectively to any share-based payment awards modified on or after its February 1, 2018 effective date.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09 – Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which provides guidance on several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this ASU beginning on February 1, 2017 as follows:

•
As required upon the adoption of this new guidance, on a prospective basis, the Company recognized excess tax benefits of $0.6 million and $3.0 million (resulting from an increase in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item during the three and six months ended July 31, 2017, respectively. This amount may not be indicative of future amounts that may be recognized, as any excess tax benefits and/or shortfalls recognized in future periods will be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to February 1, 2017, excess tax benefits were recognized in stockholders' equity.

•
The ASU also clarified that cash payments made to taxing authorities on the employees’ behalf for shares withheld should be presented as a financing activity. This aspect of the guidance was adopted retrospectively, as required; accordingly, the Company reclassified $2.6 million of such payments from operating activities to financing activities in the condensed consolidated statement of cash flows for the six months ended July 31, 2016.

•
As permitted, the Company elected to classify excess tax benefits as an operating activity in the condensed consolidated statement of cash flows, instead of as a financing activity, and adopted this portion of the ASU retrospectively, reclassifying $0.5 million to operating activities from financing activities for the six months ended July 31, 2016.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts needs to be received by the Company. For all Credit Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At July 31, 2017 and 2016, the carrying amount of the

TIFFANY & CO.

Credit Receivables (recorded in accounts receivable, net) was $63.0 million and $70.9 million, of which 96% and 97% were considered current in the respective periods. The allowance for doubtful accounts for estimated losses associated with the Credit Receivables ($1.1 million at July 31, 2017 and $1.0 million at July 31, 2016) was determined based on the factors discussed above. Finance charges earned on Credit Card accounts are not significant.

Financing Arrangements. The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements along with projections and business, operational and other economic factors on a periodic basis. At July 31, 2017 and 2016, the current portion of the carrying amount of financing arrangements including accrued interest was $1.5 million and $3.0 million, respectively, and was recorded in prepaid expenses and other current assets. At July 31, 2017 and 2016, the non-current portion of the net carrying amount of financing arrangements including accrued interest was $3.4 million and $19.2 million, respectively, and was included in other assets, net.

As of January 31, 2017, the Company had a $43.8 million loan receivable under a financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). The Company recorded an impairment charge of $4.2 million during the fiscal year ended January 31, 2017 related to the Loan, resulting in a net carrying amount of $1.7 million as of January 31, 2017 compared with $5.9 million as of July 31, 2016. During the three months ended April 30, 2017, the Company sold its interest in the Loan to Koidu's largest creditor for $1.7 million. Additionally, the Company and Koidu entered into an agreement to terminate the supply agreement between the parties, pursuant to which Laurelton Diamonds, Inc., a wholly owned subsidiary of the Company, had previously been required to purchase at fair market value certain diamonds recovered from the mine operated by Koidu that met Laurelton's quality standards.

The Company also recorded an impairment charge, and a related valuation allowance, of $8.4 million during the fiscal year ended January 31, 2017 related to a separate financing arrangement with another diamond mining and exploration company.

Management has not recorded any impairment charges on such loans in the three and six months ended July 31, 2017 and 2016.

4.	INVENTORIES

(in millions)	July 31, 2017	January 31, 2017	July 31, 2016
Finished goods	$1,281.8	$1,249.4	$1,362.0
Raw materials	840.6	806.3	843.5
Work-in-process	114.5	101.9	119.3
Inventories, net	$2,236.9	$2,157.6	$2,324.8

5.	INCOME TAXES

The effective income tax rate for the three months ended July 31, 2017 was 33.3% versus 34.5% in the prior year. The effective income tax rate for the six months ended July 31, 2017 was 32.6% versus 32.1% in the prior year. The effective income tax rate for the three and six months ended July 31, 2017 was reduced by 40 basis points and 100 basis points, respectively, due to an income tax benefit of $0.6 million and $3.0 million in those periods resulting from the implementation of ASU 2016-09, which now requires excess tax benefits and/or shortfalls related to exercises and vesting of share-based compensation to be recorded in the provision from income taxes, rather than in additional paid in capital. The effective income tax rate for the six months ended July 31, 2016 was reduced by 230 basis points due to an income tax benefit of $6.6 million resulting from the conclusion of a tax examination during the three months ended April 30, 2016.

TIFFANY & CO.

During the three and six months ended July 31, 2017, the change in the gross amount of unrecognized tax benefits and change in accrued interest and penalties was not significant.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011-2013) and New York State (tax years 2012-2014). Tax years from 2010-present are open to examination in the U.S. Federal jurisdiction and 2006-present are open to examination in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of July 31, 2017, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2017	2016	2017	2016
Net earnings for basic and diluted EPS	$115.0	$105.7	$207.9	$193.2
Weighted-average shares for basic EPS	124.5	125.3	124.6	125.7
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.6	0.3	0.6	0.4
Weighted-average shares for diluted EPS	125.1	125.6	125.2	126.1

For the three months ended July 31, 2017 and 2016, there were 0.7 million and 1.6 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2017 and 2016, there were 0.8 million and 1.5 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

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

TIFFANY & CO.

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

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of additional debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. As of July 31, 2017, $19.1 million remains recorded as an unrealized loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in 2014 and recorded an unrealized loss within accumulated other comprehensive loss. As of July 31, 2017, $3.8 million remains recorded as an unrealized loss and is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

Cross-currency Swaps – In 2016 and 2017, the Company entered into cross-currency swaps to hedge the foreign exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of July 31, 2017, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in billions)	(in millions)
July 2016	October 1, 2024	¥10.6	$100.0
March 2017	April 1, 2027	11.0	96.1
May 2017	April 1, 2027	5.6	50.0

TIFFANY & CO.

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

As of July 31, 2017, the notional amounts of foreign exchange forward contracts were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥16,557.2	$154.1
British pound		£13.6	17.2
Derivatives not designated as hedging instruments:
U.S. dollar		$58.6	$58.6
Euro		€33.8	38.2
Australian dollar	AU$	11.9	9.1
British pound		£11.0	14.4
Chinese renminbi		¥26.6	3.9
Japanese yen		¥964.4	8.7
Korean won	₩	19,564.4	17.2
Mexican peso	₱	130.0	7.3
New Zealand dollar	NZ$	11.1	8.1
Singapore dollar	S$	24.3	17.7
Swiss franc	Fr.	0.4	0.4

The maximum term of the Company's outstanding foreign exchange forward contracts as of July 31, 2017 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of July 31, 2017, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted precious metals transactions is 21 months. As of July 31, 2017, there were precious metal derivative instruments outstanding for 63,000 ounces of platinum, 1,260,000 ounces of silver and 43,000 ounces of gold.

TIFFANY & CO.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended July 31,
	2017		2016
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$(0.6)	$(0.9)	$(1.2)	$0.8
Precious metal forward contracts [a]	(3.0)	(0.3)	14.5	(2.4)
Precious metal collars [a]	—	0.1	0.2	—
Cross-currency swaps [b]	(1.3)	(2.1)	(3.6)	(0.7)
Forward-starting interest rate swaps [b]	—	(0.4)	—	(0.4)
	$(4.9)	$(3.6)	$9.9	$(2.7)

	Six Months Ended July 31,
	2017		2016
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$(3.8)	$(3.7)	$(15.1)	$4.4
Precious metal forward contracts [a]	(2.7)	(1.2)	36.1	(5.1)
Precious metal collars [a]	0.1	0.1	0.5	—
Cross-currency swaps [b]	(8.8)	(7.0)	(3.6)	(0.7)
Forward-starting interest rate swaps [b]	—	(0.7)	—	(0.8)
	$(15.2)	$(12.5)	$17.9	$(2.2)
aThe gain or loss recognized in earnings is included within Cost of sales.
bThe gain or loss recognized in earnings is included within Interest and other expenses, net.

The pre-tax losses on derivatives not designated as hedging instruments for the three and six months ended July 31, 2017 were $2.9 million and $2.5 million, respectively, and were included in interest and other expenses, net. The Company had pre-tax losses of $1.9 million and $7.6 million on such instruments in the three and six months ended July 31, 2016. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended July 31, 2017 and 2016. The Company estimates that $4.3 million of net pre-tax derivative gains included in accumulated other comprehensive loss at July 31, 2017 will be reclassified into earnings within the next 12 months. The

TIFFANY & CO.

actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities, which are considered to be most reliable.

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs reflecting the reporting entity's own assumptions, which require the most judgment.

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

TIFFANY & CO.

Financial assets and liabilities carried at fair value at July 31, 2017 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Marketable securities [a]	$33.7	$—	$—	$33.7
Time deposits [b]	222.7	—	—	222.7
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	2.3	—	2.3
Precious metal collars [c]	—	0.2	—	0.2
Foreign exchange forward contracts [c]	—	4.7	—	4.7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	0.9	—	0.9
Total financial assets	$256.4	$8.1	$—	$264.5

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$6.7	$—	$6.7
Precious metal collars [d]	—	0.4	—	0.4
Foreign exchange forward contracts [d]	—	2.3	—	2.3
Cross-currency swaps [d]	—	9.1	—	9.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	2.2	—	2.2
Total financial liabilities	$—	$20.7	$—	$20.7

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

Financial assets and liabilities carried at fair value at July 31, 2016 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Marketable securities [a]	$35.5	$—	$—	$35.5
Time deposits [b]	53.8	—	—	53.8
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	22.2	—	22.2
Precious metal collars [c]	—	1.4	—	1.4
Foreign exchange forward contracts [c]	—	2.1	—	2.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	1.3	—	1.3
Total financial assets	$89.3	$27.0	$—	$116.3

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal collars [d]	$—	$0.7	$—	$0.7
Foreign exchange forward contracts [d]	—	14.3	—	14.3
Cross-currency swaps [d]	—	3.6	—	3.6
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	2.8	—	2.8
Total financial liabilities	$—	$21.4	$—	$21.4

[a]	Included within Other assets, net.

[b]	Included within Short-term investments.

[c]	Included within Prepaid expenses and other current assets or Other assets, net based on the maturity of the contract.

[d]	Included within Accounts payable and accrued liabilities or Other long-term liabilities based on the maturity of the contract.

TIFFANY & CO.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities and as such is measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings, current portion of long-term debt and long-term debt was $1.1 billion and the corresponding fair value was approximately $1.1 billion at July 31, 2017, January 31, 2017 and July 31, 2016.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $75.0 million at July 31, 2017) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.9 billion at July 31, 2017) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $124.0 million at July 31, 2017) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $558.0 million at July 31, 2017) (calculated based on alleged future lost profits of the Tiffany Parties).

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

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award was set aside. However, the Swatch Parties took action in the Dutch courts to appeal the District Court's decision, and a three-judge panel of the Appellate Court of Amsterdam presided over an appellate hearing in respect of the annulment, and the related claim by the Tiffany Parties for the return of the Arbitration Damages and related costs, on June 29, 2016. The Appellate Court issued its decision on April 25, 2017, finding in favor of the Swatch Parties and ordering the Tiffany Parties to reimburse the Swatch Parties EUR 6,340 in legal costs. The Tiffany Parties have taken action to appeal the decision of the Appellate Court to the Supreme Court of the Netherlands. As such, the Arbitration Award may ultimately be set aside by the Supreme Court. Registrant’s management expects that the annulment action will not be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2019.

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

Management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended July 31, 2017 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award by the Supreme Court and a subsequent award of damages exceeding the Arbitration Damages is probable.

Other Litigation Matters. The Company is from time to time involved in routine litigation incidental to the conduct of its business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of patents and other intellectual property rights by the Company, litigation instituted by persons alleged to have been injured upon premises under the Company's control and litigation with present and former employees and customers. Although litigation with present and former employees is routine and incidental to the conduct of the Company's business, as well as for any business employing significant numbers of employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions such as those claiming discrimination on the basis of age, gender, race, religion, disability or other legally-protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, the Company believes that all such litigation currently pending to which it is a party or to which its properties are subject will be resolved without any material adverse effect on the Company's financial position, earnings or cash flows.

TIFFANY & CO.

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees, the specific amount of which will be established by the Court following certain post-judgment filings by the Tiffany plaintiffs. Management noted that Costco intends to appeal the judgment entered by the Court, and expects that the Tiffany plaintiffs will be unable to enforce the judgment while the appeal is pending. As such, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of July 31, 2017, and expects that this matter will not ultimately be resolved until, at the earliest, the Company's fiscal year ending January 31, 2019.

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

TIFFANY & CO.

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

TIFFANY & CO.

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

10.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

(in millions)	July 31, 2017	January 31, 2017	July 31, 2016
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(92.4)	$(143.7)	$(108.2)
Unrealized gain on marketable securities	0.5	0.8	1.0
Deferred hedging loss	(18.1)	(16.1)	(14.4)
Net unrealized loss on benefit plans	(93.2)	(97.2)	(110.6)
	$(203.2)	$(256.2)	$(232.2)

TIFFANY & CO.

Additions to and reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2017	2016	2017	2016
Foreign currency translation adjustments	$38.5	$(22.8)	$50.9	$36.0
Income tax benefit (expense)	0.7	(1.8)	0.4	(8.9)
Foreign currency translation adjustments, net of tax	39.2	(24.6)	51.3	27.1
Unrealized gain on marketable securities	0.3	1.3	0.7	3.0
Reclassification for gain included in net earnings [a]	(0.8)	—	(0.8)	—
Income tax benefit (expense)	0.1	(0.4)	(0.2)	(1.0)
Unrealized (loss) gain on marketable securities, net of tax	(0.4)	0.9	(0.3)	2.0
Unrealized (loss) gain on hedging instruments	(4.9)	9.9	(15.2)	17.9
Reclassification adjustment for loss included in net earnings [b]	3.6	2.7	12.5	2.2
Income tax benefit (expense)	0.3	(4.5)	0.7	(7.7)
Unrealized (loss) gain on hedging instruments, net of tax	(1.0)	8.1	(2.0)	12.4
Amortization of net loss included in net earnings [c]	3.0	3.4	6.6	7.3
Amortization of prior service credit included in net earnings [c]	(0.1)	(0.2)	(0.1)	(0.4)
Income tax expense	(1.1)	(1.2)	(2.5)	(2.5)
Net unrealized gain on benefit plans, net of tax	1.8	2.0	4.0	4.4
Total other comprehensive earnings (loss), net of tax	$39.6	$(13.6)	$53.0	$45.9

[a]	These gains are reclassified into Interest and other expenses, net.

[b]	These losses are reclassified into Cost of sales and Interest and other expenses, net (see "Note 7. Hedging Instruments" for additional details).

[c]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note 11. Employee Benefit Plans" for additional details).

Stock Repurchase Program. In January 2016, the Registrant's Board of Directors approved a stock repurchase program which authorizes the Company to repurchase up to $500.0 million of shares of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the program have been executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The program will expire on January 31, 2019. As of July 31, 2017, $278.0 million remained available for share repurchases under the program.

TIFFANY & CO.

The Company's share repurchase activity was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions, except per share amounts)	2017	2016	2017	2016
Cost of repurchases	$21.0	$71.8	$32.5	$149.9
Shares repurchased and retired	0.2	1.1	0.4	2.3
Average cost per share	$91.27	$62.71	$92.04	$64.62

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.50 and $0.45 per share of Common Stock in the three months ended July 31, 2017 and 2016, respectively, and $0.95 and $0.85 in the six months ended July 31, 2017 and 2016, respectively.

11.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2017	2016	2017	2016
Net Periodic Benefit Cost:
Service cost	$3.9	$3.9	$0.7	$0.6
Interest cost	8.0	7.8	0.7	0.7
Expected return on plan assets	(8.2)	(5.9)	—	—
Amortization of prior service cost (credit)	0.1	—	(0.2)	(0.2)
Amortization of net loss (gain)	3.0	3.5	—	(0.1)
Net expense	$6.8	$9.3	$1.2	$1.0

	Six Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2017	2016	2017	2016
Net Periodic Benefit Cost:
Service cost	$8.6	$8.7	$1.4	$1.4
Interest cost	16.0	15.8	1.5	1.6
Expected return on plan assets	(16.5)	(11.7)	—	—
Amortization of prior service cost (credit)	0.2	—	(0.3)	(0.4)
Amortization of net loss	6.6	7.3	—	—
Net expense	$14.9	$20.1	$2.6	$2.6

The Company maintains a noncontributory defined benefit pension plan qualified in accordance with the Internal Revenue Service Code ("Qualified Plan") covering substantially all U.S. employees hired before January 1, 2006. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash

TIFFANY & CO.

contribution was required in the fiscal year ending January 31, 2017 and none is required in the fiscal year ending January 31, 2018 ("fiscal 2017") to meet the minimum funding requirements of the Employee Retirement Income Security Act. The Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan and currently expects to make such contribution of $15.0 million for fiscal 2017. This expectation is subject to change based on management’s assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions.

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

TIFFANY & CO.

Certain information relating to the Company's segments is set forth below:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2017	2016	2017	2016
Net sales:
Americas	$438.6	$434.1	$830.2	$837.4
Asia-Pacific	234.7	230.3	492.0	468.5
Japan	139.8	138.0	268.1	269.1
Europe	114.4	110.7	208.2	207.7
Total reportable segments	927.5	913.1	1,798.5	1,782.7
Other	32.2	18.5	60.8	40.2
	$959.7	$931.6	$1,859.3	$1,822.9
Earnings from operations*:
Americas	$95.5	$92.2	$155.5	$150.8
Asia-Pacific	57.2	55.6	130.0	115.7
Japan	46.2	45.2	88.5	89.6
Europe	21.6	18.5	34.1	28.8
Total reportable segments	220.5	211.5	408.1	384.9
Other	1.1	1.3	4.9	3.1
	$221.6	$212.8	$413.0	$388.0

*	Represents earnings from operations before (i) unallocated corporate expenses, and (ii) interest and other expenses, net.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2017	2016	2017	2016
Earnings from operations for segments	$221.6	$212.8	$413.0	$388.0
Unallocated corporate expenses	(40.3)	(37.9)	(86.1)	(78.5)
Interest and other expenses, net	(8.8)	(13.4)	(18.2)	(24.8)
Earnings from operations before income taxes	$172.5	$161.5	$308.7	$284.7

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

13.	SUBSEQUENT EVENT

On August 17, 2017, the Company's Board of Directors approved a quarterly dividend of $0.50 per share of Common Stock. This dividend will be paid on October 10, 2017 to shareholders of record on September 20, 2017.

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

•	Asia-Pacific includes sales in 85 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 54 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•	Europe includes sales in 44 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through the Internet and wholesale operations; and

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in five Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds as well as earnings received from third-party licensing agreements.

SUMMARY OF SECOND QUARTER AND FIRST HALF RESULTS

•
Worldwide net sales increased 3% to $959.7 million in the three months ("second quarter") ended July 31, 2017, and increased 2% to $1,859.3 million in the six months ("first half") ended July 31, 2017, reflecting increased wholesale sales of diamonds, increased wholesale sales in Asia-Pacific and strong e-commerce sales growth; comparable store sales decreased 2% in both periods. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 4% and 3% in the second quarter and first half, respectively, reflecting similar trends noted above while comparable store sales decreased 1% in both periods.

•	Earnings from operations as a percentage of net sales ("operating margin") increased 10 basis points in the second quarter and 60 basis points in the first half, due to increases in gross margin.

•	Net earnings increased 9% to $115.0 million, or $0.92 per diluted share, in the second quarter and 8% to $207.9 million, or $1.66 per diluted share, in the first half.

•	Inventories, net decreased 4% to $2,236.9 million compared to July 31, 2016.

•	In May 2017, the Board of Directors approved an 11% increase in the quarterly dividend rate to $0.50 per share of the Company's Common Stock, or an annual dividend rate of $2.00.

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

Net Sales. The Company's reported net sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar. Internally, management monitors and measures its sales performance on a non-GAAP basis that eliminates the positive or negative effects that result from translating sales made outside the U.S. into U.S. dollars ("constant-exchange-rate basis"). Sales on a constant-exchange-rate basis are calculated by taking the current year's sales in local currencies and translating them into U.S. dollars using the prior year's foreign currency exchange rates. Management believes this constant-exchange-rate basis provides a useful supplemental basis for the assessment of sales performance and of comparability between reporting periods. The following table reconciles the sales percentage increases (decreases) from the GAAP to the non-GAAP basis versus the previous year:

	Second Quarter 2017 vs. 2016			First Half 2017 vs. 2016
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	3%	(1)%	4%	2%	(1)%	3%
Americas	1	—	1	(1)	—	(1)
Asia-Pacific	2	—	2	5	—	5
Japan	1	(6)	7	—	(2)	2
Europe	3	(2)	5	—	(4)	4
Other	74	—	74	51	—	51
Comparable Store Sales:
Worldwide	(2)%	(1)%	(1)%	(2)%	(1)%	(1)%
Americas	(1)	—	(1)	(2)	—	(2)
Asia-Pacific	(7)	—	(7)	(5)	(1)	(4)
Japan	3	(6)	9	1	(3)	4
Europe	(2)	(2)	—	(2)	(3)	1
Other	(8)	—	(8)	(3)	—	(3)

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

•
$25.4 million of pre-tax expense ($16.0 million after tax expense, or $0.13 per diluted share) associated with an asset impairment charge related to software costs capitalized in connection with the development of a new finished goods inventory management and merchandising information system; and

•
$12.6 million of pre-tax expense ($8.0 million after tax expense, or $0.06 per diluted share) associated with impairment charges related to financing arrangements with diamond mining and exploration companies.

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

TIFFANY & CO.

Net Sales
Net sales by segment were as follows:

	Second Quarter			First Half
(in millions)	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Americas	$438.6	$434.1	1%	$830.2	$837.4	(1)%
Asia-Pacific	234.7	230.3	2	492.0	468.5	5
Japan	139.8	138.0	1	268.1	269.1	—
Europe	114.4	110.7	3	208.2	207.7	—
Other	32.2	18.5	74	60.8	40.2	51
	$959.7	$931.6	3%	$1,859.3	$1,822.9	2%

Worldwide net sales increased $28.1 million, or 3%, in the second quarter of 2017 and increased $36.4 million, or 2%, in the first half of 2017, reflecting increased wholesale sales of diamonds (included in Other in the table above), increased wholesale sales in Asia-Pacific and strong e-commerce sales growth. On a constant-exchange rate basis, worldwide net sales increased 4% in the second quarter and 3% in the first half of 2017.

Changes in jewelry sales by product category relative to the prior year were as follows:

	Second Quarter 2017		First Half 2017
(in millions)	$ Change	% Change	$ Change	% Change
High, fine & solitaire jewelry	$(12.0)	(6)%	$(14.9)	(4)%
Engagement jewelry & wedding bands	(21.5)	(8)	(41.8)	(8)
Fashion jewelry	31.3	10	52.1	9
Designer jewelry	7.0	7	11.9	6

In both the second quarter and first half of 2017, the decrease in sales of both high, fine & solitaire jewelry and engagement jewelry & wedding bands reflected declines across the respective categories. Sales in the fashion jewelry and designer jewelry categories increased due to increases in sales of both gold and silver jewelry, partly attributed to sales increases in Asia-Pacific.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Store Sales	Non-comparable Store Sales	Wholesale/Other	Total
Second Quarter 2017:
Americas	$(2.5)	$(1.2)	$8.2	$4.5
Asia-Pacific	(14.7)	8.0	11.1	4.4
Japan	3.8	(0.7)	(1.3)	1.8
Europe	(1.7)	1.6	3.8	3.7
First Half 2017:
Americas	$(17.4)	$(0.5)	$10.7	$(7.2)
Asia-Pacific	(20.5)	16.9	27.1	23.5
Japan	3.1	(1.0)	(3.1)	(1.0)
Europe	(4.5)	1.8	3.2	0.5

TIFFANY & CO.

Changes in jewelry sales relative to the prior year by reportable segment were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Second Quarter 2017:
Americas	(6)%	—%	6%
Asia-Pacific	(17)	—	19
Japan	(3)	(6)	2
Europe	(3)	(2)	7
First Half 2017:
Americas	(4)%	—%	2%
Asia-Pacific	(18)	—	23
Japan	(1)	(2)	(1)
Europe	(2)	(4)	3

Americas. In the second quarter, total sales increased $4.5 million, or 1%, and comparable store sales decreased $2.5 million, or 1%. Management attributed the total sales increase primarily to increased e-commerce sales in the U.S. In the first half, total sales decreased $7.2 million, or 1%, and comparable store sales decreased $17.4 million, or 2%. In both periods, sales results were geographically mixed across the region and reflected the negative impact attributed by management to lower spending by foreign tourists. There was no impact from currency translation on reported sales.

The increase in the number of jewelry units sold in both the second quarter and first half reflected increases in the fashion jewelry and designer jewelry categories. Management attributed the decrease in the average price per jewelry unit sold in both periods to a shift in sales mix to the fashion jewelry and designer jewelry categories.

Asia-Pacific. In the second quarter, total sales increased $4.4 million, or 2%, while comparable store sales decreased $14.7 million, or 7%. In the first half, total sales increased $23.5 million, or 5%, while comparable store sales decreased $20.5 million, or 5%. In both periods, management attributed total sales growth to increased wholesale sales and the effect of stores opened within the last 12 months, while the decline in comparable store sales included strong growth in mainland China that was more than offset by sales performance in other markets. Management attributed this performance in other Asia-Pacific markets to lower foreign tourist spending. On a constant-exchange-rate basis, total sales increased 2% and 5% in the second quarter and first half, respectively, while comparable store sales decreased 7% and 4%, respectively, in those periods.

The increase in the number of jewelry units sold was attributed to increases in the fashion and designer jewelry categories in both periods. Management attributed the decrease in the average price per jewelry unit sold in both periods to a shift in sales mix to the fashion jewelry category and within the designer jewelry category that resulted from the increase in wholesale sales noted above.

Japan. In the second quarter, total sales increased $1.8 million, or 1%, and comparable store sales increased $3.8 million, or 3%. In the first half, total sales were approximately unchanged from the prior year, while comparable store sales increased $3.1 million, or 1%. Sales results in both periods reflected the favorable impact attributed by management to increased spending by local customers while wholesale sales declined in both periods. On a constant-exchange-rate basis, total sales increased 7% in the second quarter and 2% in the first half and comparable store sales increased 9% and 4%, respectively.

The increase in the number of jewelry units sold during the second quarter reflected increases in the designer jewelry category, while the number of jewelry units sold were approximately unchanged in the first half. Management attributed the decrease in the average price per jewelry unit sold in both periods to the negative effect of currency translation.

TIFFANY & CO.

Europe. In the second quarter, total sales increased $3.7 million, or 3%, and comparable store sales decreased $1.7 million, or 2%. In the first half, total sales were approximately unchanged from the prior year, while comparable store sales decreased $4.5 million, or 2%. Sales performance in both periods reflected increased wholesale sales and the effect of new stores opened within the last 12 months, partly offset by decreased comparable store sales. Retail sales results were geographically mixed across the region in both periods. On a constant-exchange-rate basis, total sales increased 5% in the second quarter and 4% in the first half and comparable store sales were approximately unchanged in the second quarter and increased 1% in the first half.

The increase in the number of jewelry units sold during both periods was attributed to increases across all jewelry categories. Management attributed the decrease in average price per jewelry unit sold in the second quarter and first half to the shift in sales mix towards the fashion and designer jewelry categories, as well as the negative effect of currency translation.

Other. Other sales increased $13.7 million, or 74%, in the second quarter and $20.6 million, or 51%, in the first half due to an increase in wholesale sales of diamonds in both periods. Comparable store sales declined in both periods.

Store Data. In the first half of 2017, the Company opened three Company-operated stores – two in Asia-Pacific (in Australia and Korea) and one in Europe (in Italy). The Company closed four Company-operated stores – one each in the Americas and Japan and two in Asia-Pacific (in China and Taiwan).

Gross Profit

	Second Quarter		First Half
(dollars in millions)	2017	2016	2017	2016
Gross profit	$598.2	$577.1	$1,155.8	$1,122.6
Gross profit as a percentage of net sales	62.3%	61.9%	62.2%	61.6%

Gross margin (gross profit as a percentage of net sales) increased 40 basis points in the second quarter and 60 basis points in the first half due to favorable product input costs and a shift in sales mix toward higher-margin jewelry, partly offset by the negative effect of an increase in wholesale sales of diamonds.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term unless and until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 7. Hedging Instruments"). Management adjusted retail prices in the first half of 2017 and 2016 across most geographic regions and product categories, some of which were intended to mitigate foreign currency fluctuations.

Selling, General and Administrative ("SG&A") Expenses

	Second Quarter		First Half
(dollars in millions)	2017	2016	2017	2016
SG&A expenses	$416.9	$402.2	$828.9	$813.1
SG&A expenses as a percentage of net sales	43.4%	43.2%	44.6%	44.6%
SG&A expenses increased $14.7 million, or 4%, in the second quarter and increased $15.8 million, or 2%, in the first half of 2017, largely reflecting increased labor and incentive compensation costs and increased marketing spending. SG&A expenses as a percentage of net sales ("SG&A expense ratio") increased 20 basis points in the second quarter and was unchanged in the first half. There was no significant translation effect on SG&A expense growth from changes in foreign currencies.

TIFFANY & CO.

Earnings from Operations

	Second Quarter		First Half
(dollars in millions)	2017	2016	2017	2016
Earnings from operations	$181.3	$174.9	$326.9	$309.5
Operating margin	18.9%	18.8%	17.6%	17.0%
Basis point change from prior year	10	140	60	(60)

Earnings from operations increased $6.4 million, or 4%, in the second quarter of 2017 and $17.4 million, or 6%, in the first half of 2017 and operating margin increased 10 basis points and 60 basis points, respectively, reflecting the increase in gross margin in both periods, partly offset by an increase in the SG&A expense ratio in the second quarter.

Results by segment were as follows:

(in millions)	Second Quarter 2017	% of Net Sales	Second Quarter 2016	% of Net Sales
Earnings from operations*:
Americas	$95.5	21.8%	$92.2	21.2%
Asia-Pacific	57.2	24.4	55.6	24.1
Japan	46.2	33.1	45.2	32.7
Europe	21.6	18.9	18.5	16.7
Other	1.1	3.2	1.3	7.1
	221.6		212.8
Unallocated corporate expenses	(40.3)	(4.3)%	(37.9)	(4.1)%
Earnings from operations	$181.3	18.9%	$174.9	18.8%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the second quarter of 2017 compared with 2016 was as follows:

•	Americas – the ratio increased 60 basis points due to an increase in gross margin, partly offset by sales deleverage on operating expenses;

•
Asia-Pacific – the ratio increased 30 basis points due to an improvement in gross margin largely offset by sales deleverage on operating expenses, primarily attributable to increased store related and marketing expenses;

•	Japan – the ratio increased 40 basis points primarily due to sales leverage on operating expenses; and

•	Europe – the ratio increased 220 basis points due to sales leverage on operating expenses and an increase in gross margin.

TIFFANY & CO.

Results by segment were as follows:

(in millions)	First Half 2017	% of Net Sales	First Half 2016	% of Net Sales
Earnings from operations*:
Americas	$155.5	18.7%	$150.8	18.0%
Asia-Pacific	130.0	26.4	115.7	24.7
Japan	88.5	33.0	89.6	33.3
Europe	34.1	16.4	28.8	13.8
Other	4.9	8.0	3.1	7.8
	413.0		388.0
Unallocated corporate expenses	(86.1)	(4.7)%	(78.5)	(4.3)%
Earnings from operations	$326.9	17.6%	$309.5	17.0%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the first half of 2017 compared with 2016 was as follows:

•	Americas – the ratio increased 70 basis points due to an increase in gross margin, partly offset by sales deleverage on operating expenses;

•
Asia-Pacific – the ratio increased 170 basis points due to an improvement in gross margin, partly offset by sales deleverage on operating expenses, primarily attributable to increased store related and marketing expenses;

•	Japan – the ratio decreased 30 basis points primarily due to a decrease in gross margin; and

•	Europe – the ratio increased 260 basis points due to an improvement in gross margin and sales leverage on operating expenses.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased by $2.4 million in the second quarter of 2017 and by $7.6 million in the first half of 2017 primarily due to higher severance costs associated with changes in corporate management in the first quarter of 2017.

Interest and Other Expenses, net

Interest and other expenses, net decreased $4.6 million, or 34%, in the second quarter of 2017 and $6.6 million, or 26%, in the first half of 2017 due to lower interest expense and a reduction in foreign currency transaction losses.

Provision for Income Taxes

The effective income tax rate for the second quarter of 2017 was 33.3% versus 34.5% in the prior year. The effective income tax rate for the first half of 2017 was 32.6% versus 32.1% in the prior year. The effective income tax rate was reduced by 40 basis points in the second quarter of 2017 and was reduced by 100 basis points, or $0.02 per diluted share, in first half of 2017 due to an income tax benefit of $0.6 million and $3.0 million, respectively, resulting from the implementation of ASU 2016-09, which now requires excess tax benefits or shortfalls related to exercises and vesting of share-based compensation to be recorded in the provision from income taxes rather than in additional paid in capital. The effective income tax rate for the first half of 2016 included a decrease of 230 basis points due to an income tax benefit of $6.6 million, or $0.05 per diluted share, resulting from the conclusion of a tax examination.

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

The following table summarizes cash flows from operating, investing and financing activities:

	First Half
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$286.9	$209.1
Investing activities	(245.1)	(111.0)
Financing activities	(149.7)	(271.6)
Effect of exchange rates on cash and cash equivalents	0.7	(3.8)
Net decrease in cash and cash equivalents	$(107.2)	$(177.3)

Operating Activities

The Company had net cash inflows from operating activities of $286.9 million in the first half of 2017 compared with $209.1 million in the first half of 2016. The variance is primarily due to an increase in net earnings and reduced income tax payments.

Working Capital. Working capital (current assets less current liabilities) was $3.1 billion at July 31, 2017, compared with $2.9 billion at January 31, 2017 and $2.8 billion at July 31, 2016.

Accounts receivable, less allowances at July 31, 2017 were 2% lower than January 31, 2017 and 3% higher than July 31, 2016. Currency translation had the effect of increasing accounts receivable, less allowances by 2% from January 31, 2017, but did not have a significant effect on the change in accounts receivable, less allowances from July 31, 2016.

Inventories, net at July 31, 2017 were 4% higher than January 31, 2017 and 4% lower than July 31, 2016. When compared to January 31, 2017, finished goods inventories rose 3% and combined raw material and work-in-process inventories rose 5%. When compared to July 31, 2016, finished goods inventories decreased 6% and combined raw material and work-in-process inventories decreased 1%. Currency translation had the effect of increasing inventories, net by 2% from January 31, 2017, but did not have a significant effect on the change in inventories, net from July 31, 2016.

Investing Activities

The Company had net cash outflows from investing activities of $245.1 million in the first half of 2017 compared with $111.0 million in the first half of 2016 driven by increased net purchases of marketable securities and short-term investments.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments and had related net cash outflows of $160.6 million during the first half of 2017 compared with $9.6 million during the first half of 2016.

TIFFANY & CO.

Financing Activities

The Company had net cash outflows from financing activities of $149.7 million in the first half of 2017 compared with $271.6 million in the first half of 2016. Year-over-year changes in cash flows from financing activities were largely driven by share repurchases.

Recent Borrowings. The Company had net repayments of borrowings as follows:

	First Half
(in millions)	2017	2016
Short-term borrowings:
Proceeds from (repayments of) credit facility borrowings, net	$29.2	$(5.9)
Proceeds from other credit facility borrowings	25.7	56.0
Repayments of other credit facility borrowings	(57.3)	(70.7)
Net repayments of total borrowings	$(2.4)	$(20.6)

Under all of the Company's credit facilities, at July 31, 2017 there were $235.0 million of borrowings, $5.7 million of letters of credit issued but not outstanding and $793.8 million available for borrowing. At July 31, 2016, there were $207.1 million of borrowings, $3.8 million of letters of credit issued but not outstanding and $847.8 million available for borrowing. The weighted-average interest rate for the amount outstanding at July 31, 2017 was 3.31% compared with 2.65% at July 31, 2016.

The ratio of total debt (short-term borrowings, current portion of long-term debt and long-term debt) to stockholders' equity was 35% at July 31, 2017 and 37% at both January 31, 2017 and July 31, 2016.

At July 31, 2017, the Company was in compliance with all debt covenants.

Share Repurchases. In January 2016, the Registrant's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the program have been executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The program will expire on January 31, 2019. As of July 31, 2017, $278.0 million remained available for repurchase under the program.

The Company's share repurchase activity was as follows:

	Second Quarter		First Half
(in millions, except per share amounts)	2017	2016	2017	2016
Cost of repurchases	$21.0	$71.8	$32.5	$149.9
Shares repurchased and retired	0.2	1.1	0.4	2.3
Average cost per share	$91.27	$62.71	$92.04	$64.62

Contractual Obligations

The Company’s contractual cash obligations and commercial commitments at July 31, 2017 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2017.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

TIFFANY & CO.

2017 Outlook

For the fiscal year ending January 31, 2018 ("fiscal 2017"), management's outlook calls for: (i) worldwide net sales increasing over the prior year by a low-single-digit percentage as reported and on a constant-exchange-rate basis, (ii) net earnings per diluted share increasing by a high-single-digit percentage over 2016's earnings per diluted share of $3.55 and by a mid-single-digit percentage over 2016's earnings per diluted share (excluding charges) of $3.75 (see "Non-GAAP Measures") and (iii) earnings per diluted share in the second half of fiscal 2017 increasing over the prior year's second half, with the growth occurring in the fourth quarter. These expectations are approximations and are based on the Company's plans and assumptions for the full year, including: (i) worldwide gross retail square footage increasing 2%, net through 10 store openings, 7 relocations and 7 closings; (ii) operating margin in line with the prior year due to an expected increase in gross margin offset by SG&A expense growth higher than sales growth; (iii) interest and other expenses, net of $35 million to $40 million; (iv) an effective income tax rate of approximately 33%; (v) no meaningful effect in fiscal 2017 from the U.S. dollar versus foreign currencies on a year-over-year basis; and (vi) minimal benefit to net earnings per diluted share from share repurchases.

Management also expects for fiscal 2017: (i) net cash provided by operating activities of approximately $700 million and (ii) free cash flow (see "Non-GAAP Measures") of approximately $450 million. These expectations are approximations and are based on the Company's plans and assumptions, including: (i) net inventories unchanged from the prior year, (ii) capital expenditures of $250 million and (iii) net earnings in line with management’s expectations, as described above.

Forward-Looking Statements

The historical trends and results reported in this quarterly report on Form 10-Q should not be considered an indication of future performance. Further, statements contained in this quarterly report on Form 10-Q that are not statements of historical fact, including those that refer to plans, assumptions and expectations for the current fiscal year and future periods, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, the statements under "2017 Outlook" as well as statements that can be identified by the use of words such as 'expects,' 'projects,' 'anticipates,' 'assumes,' 'forecasts,' 'plans,' 'believes,' 'intends,' 'estimates,' 'pursues,' 'scheduled,' 'continues,' 'outlook,' 'may,' 'will,' 'can,' 'should' and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's plans, assumptions, expectations, beliefs and objectives with respect to store openings and closings; product introductions; sales; sales growth; sales trends; store traffic; the Company's strategy and initiatives and the pace of execution thereon; the Company's objectives to compete in the global luxury market and to improve financial performance; retail prices; gross margin; operating margin; expenses; interest and other expenses, net; effective income tax rate; net earnings and net earnings per share; share count; inventories; capital expenditures; cash flow; liquidity; currency translation; macroeconomic conditions; growth opportunities; litigation outcomes and recovery related thereto; contributions to Company pension plans; and certain ongoing or planned real estate, product, marketing, retail, customer experience, manufacturing, supply chain, information systems development, upgrades and replacement, and other operational and strategic initiatives.

These forward-looking statements are based upon the current views and plans of management, speak only as of the date on which they are made and are subject to a number of risks and uncertainties, many of which are outside of the Company's control. Actual results could therefore differ materially from the planned, assumed or expected results expressed in, or implied by, these forward-looking statements. While we cannot predict all of the factors that could form the basis of such differences, key factors include, but are not limited to: global macroeconomic and geopolitical developments; changes in interest and foreign currency rates; changes in taxation policies and regulations; shifting tourism trends; regional instability; violence (including terrorist activities); political activities or events; weather conditions that may affect local and tourist consumer spending; changes in consumer confidence, preferences and shopping patterns, as well as the Company's ability to accurately predict and timely respond to such changes; shifts in the Company's product and geographic sales mix; variations in the cost and availability of diamonds, gemstones and precious metals; adverse publicity regarding the Company or its products, the Company’s third-party vendors or the diamond or jewelry industry more generally; any non-compliance by third-party vendors or suppliers with the Company’s sourcing and quality standards, codes of conduct, or contractual requirements as well as applicable laws and regulations; changes in the Company's competitive landscape; disruptions impacting the Company's business and operations; failure to successfully implement or make changes to the Company's information systems; gains or losses in the trading value of the Company's stock, which may impact the amount of stock repurchased; the

TIFFANY & CO.

Company's ability to successfully control costs and execute on, and achieve the expected benefits from, the operational and strategic initiatives; and any adverse developments or delays encountered by the Company in securing work authorization for, or otherwise on-boarding, its next chief executive officer. Developments relating to these and other factors may also warrant changes to the Company's operating and strategic plans, including with respect to store openings, closings and renovations, capital expenditures, information systems development, inventory management, and continuing execution on, or timing of, the aforementioned initiatives. Such changes could also cause actual results to differ materially from the expected results expressed in, or implied by, the forward-looking statements.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of July 31, 2017 is 12 months.

In 2016 and 2017, the Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. As of July 31, 2017, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in billions)	(in millions)
July 2016	October 1, 2024	¥10.6	$100.0
March 2017	April 1, 2027	11.0	96.1
May 2017	April 1, 2027	5.6	50.0

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts in order to manage the effect of volatility in precious metal prices. The maximum term of the Company's outstanding precious metal collars and forward contracts as of July 31, 2017 is 21 months.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $75.0 million at July 31, 2017) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.9 billion at July 31, 2017) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $124.0 million at July 31, 2017) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $558.0 million at July 31, 2017) (calculated based on alleged future lost profits of the Tiffany Parties).

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

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award was set aside. However, the Swatch Parties took action in the Dutch courts to appeal the District Court's decision, and a three-judge panel of the Appellate Court of Amsterdam presided over an appellate hearing in respect of the annulment, and the related claim by the Tiffany Parties for the return of the Arbitration Damages and related costs, on June 29, 2016. The Appellate Court issued its decision on April 25, 2017, finding in favor of the Swatch Parties and ordering the Tiffany Parties to reimburse the Swatch Parties EUR 6,340 in legal costs. The Tiffany Parties have taken action to appeal the decision of the Appellate Court to the Supreme Court of the Netherlands. As such, the Arbitration Award may ultimately be set aside by the Supreme Court. Registrant’s management expects that the annulment action will not be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2019.

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

Management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended July 31, 2017 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award by the Supreme Court and a subsequent award of damages exceeding the Arbitration Damages is probable.

Other Matters. The Company is from time to time involved in routine litigation incidental to the conduct of its business, including proceedings to protect its trademark rights, litigation with parties claiming infringement of patents and other intellectual property rights by the Company, litigation instituted by persons alleged to have been injured upon premises under the Company's control and litigation with present and former employees and customers. Although litigation with present and former employees is routine and incidental to the conduct of the Company's business, as well as for any business employing significant numbers of employees, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for actions such as those claiming discrimination on the basis of age, gender, race, religion, disability or other legally-protected characteristic or for termination of employment that is wrongful or in violation of implied contracts. However, the Company believes that all such litigation currently pending to which it is a party or to which its properties are subject will be resolved without any material adverse effect on the Company's financial position, earnings or cash flows.

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject

TIFFANY & CO.

to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees, the specific amount of which will be established by the Court following certain post-judgment filings by the Tiffany plaintiffs. Management noted that Costco intends to appeal the judgment entered by the Court, and expects that the Tiffany plaintiffs will be unable to enforce the judgment while the appeal is pending. As such, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of July 31, 2017, and expects that this matter will not ultimately be resolved until, at the earliest, the Company's fiscal year ending January 31, 2019.

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

The following table contains the Company's purchases of equity securities in the second quarter of 2017:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
May 1, 2017 to May 31, 2017	119,924	$ 91.65	119,924	$ 288.0
June 1, 2017 to June 30, 2017	109,897	$ 90.85	109,897	$ 278.0
July 1, 2017 to July 31, 2017	—	$ —	—	$ 278.0
TOTAL	229,821	$ 91.27	229,821	$ 278.0

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2017, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 24, 2017	TIFFANY & CO.
(Registrant)

By: /s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.