Form 10-Q
period 2017-10-31
TIFFANY & CO
filed 2017-11-29
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 124,277,409 shares outstanding at the close of business on October 31, 2017.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2017

PART I. Financial Information

Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	October 31, 2017	January 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$845.0	$928.0	$727.5
Short-term investments	164.4	57.8	59.2
Accounts receivable, less allowances of $11.5, $11.5 and $10.9	218.0	226.8	214.0
Inventories, net	2,327.4	2,157.6	2,303.1
Prepaid expenses and other current assets	223.4	203.4	205.4
Total current assets	3,778.2	3,573.6	3,509.2
Property, plant and equipment, net	948.7	931.8	951.8
Deferred income taxes	274.6	301.8	370.2
Other assets, net	312.5	290.4	307.9
	$5,314.0	$5,097.6	$5,139.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$193.2	$228.7	$219.5
Accounts payable and accrued liabilities	388.3	312.8	313.1
Income taxes payable	39.2	22.1	32.6
Merchandise credits and deferred revenue	73.6	69.2	70.5
Total current liabilities	694.3	632.8	635.7
Long-term debt	879.2	878.4	885.7
Pension/postretirement benefit obligations	314.1	318.6	448.0
Deferred gains on sale-leasebacks	40.7	45.9	50.0
Other long-term liabilities	216.6	193.5	194.6
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 124.3, 124.5 and 124.5	1.2	1.2	1.2
Additional paid-in capital	1,213.2	1,190.2	1,179.6
Retained earnings	2,150.4	2,078.3	1,979.0
Accumulated other comprehensive loss, net of tax	(210.9)	(256.2)	(251.2)
Total Tiffany & Co. stockholders' equity	3,153.9	3,013.5	2,908.6
Non-controlling interests	15.2	14.9	16.5
Total stockholders' equity	3,169.1	3,028.4	2,925.1
	$5,314.0	$5,097.6	$5,139.1
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net sales	$976.2	$949.3	$2,835.4	$2,772.2
Cost of sales	377.8	369.8	1,081.3	1,070.1
Gross profit	598.4	579.5	1,754.1	1,702.1
Selling, general and administrative expenses	438.1	424.3	1,266.8	1,237.4
Earnings from operations	160.3	155.2	487.3	464.7
Interest and other expenses, net	9.9	9.7	28.2	34.5
Earnings from operations before income taxes	150.4	145.5	459.1	430.2
Provision for income taxes	50.2	50.4	150.9	141.9
Net earnings	$100.2	$95.1	$308.2	$288.3
Net earnings per share:
Basic	$0.81	$0.76	$2.47	$2.30
Diluted	$0.80	$0.76	$2.46	$2.29
Weighted-average number of common shares:
Basic	124.4	124.6	124.5	125.3
Diluted	125.0	124.9	125.1	125.7

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net earnings	$100.2	$95.1	$308.2	$288.3
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(10.0)	(13.5)	41.3	13.6
Unrealized (loss) gain on marketable securities	(1.3)	(0.1)	(1.6)	1.9
Unrealized gain (loss) on hedging instruments	1.6	(7.6)	(0.4)	4.8
Net unrealized gain on benefit plans	2.0	2.2	6.0	6.6
Total other comprehensive (loss) earnings, net of tax	(7.7)	(19.0)	45.3	26.9
Comprehensive earnings	$92.5	$76.1	$353.5	$315.2

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- controlling Interests
				Shares	Amount
Balance at January 31, 2017	$3,028.4	$2,078.3	$(256.2)	124.5	$1.2	$1,190.2	$14.9
Exercise of stock options and vesting of restricted stock units ("RSUs")	13.9	—	—	0.6	—	13.9	—
Shares withheld related to net share settlement of share-based compensation	(7.5)	—	—	(0.1)	—	(7.5)	—
Share-based compensation expense	21.8	—	—	—	—	21.8	—
Purchase and retirement of Common Stock	(60.2)	(55.0)	—	(0.7)	—	(5.2)	—
Cash dividends on Common Stock	(180.6)	(180.6)	—	—	—	—	—
Accrued dividends on share-based awards	(0.5)	(0.5)	—	—	—	—	—
Other comprehensive earnings, net of tax	45.3	—	45.3	—	—	—	—
Net earnings	308.2	308.2	—	—	—	—	—
Non-controlling interests	0.3	—	—	—	—	—	0.3
Balance at October 31, 2017	$3,169.1	$2,150.4	$(210.9)	124.3	$1.2	$1,213.2	$15.2

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$308.2	$288.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	152.9	157.0
Amortization of gain on sale-leasebacks	(6.1)	(6.4)
Provision for inventories	19.7	14.3
Deferred income taxes	(2.6)	(13.4)
Provision for pension/postretirement benefits	26.1	34.0
Share-based compensation expense	21.6	17.3
Gain on sale of marketable securities	(2.2)	—
Changes in assets and liabilities:
Accounts receivable	12.0	(1.2)
Inventories	(161.9)	(55.1)
Prepaid expenses and other current assets	(22.6)	16.8
Accounts payable and accrued liabilities	42.0	(37.5)
Income taxes payable	64.8	(6.7)
Merchandise credits and deferred revenue	4.2	3.7
Other, net	(24.9)	(4.4)
Net cash provided by operating activities	431.2	406.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(275.4)	(79.8)
Proceeds from sales of marketable securities and short-term investments	174.3	64.0
Capital expenditures	(146.5)	(156.9)
Proceeds from sale of notes receivable	1.7	—
Proceeds from notes receivable	1.9	—
Net cash used in investing activities	(244.0)	(172.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) proceeds from credit facility borrowings, net	(41.1)	4.7
Proceeds from the issuance of commercial paper, net	43.0	—
Proceeds from other credit facility borrowings	25.9	66.4
Repayment of other credit facility borrowings	(74.3)	(75.7)
Proceeds from the issuance of long-term debt	—	98.1
Repayment of long-term debt	—	(97.1)
Repurchase of Common Stock	(60.2)	(180.7)
Proceeds from exercised stock options	13.9	11.4
Payments related to tax withholding for share-based payment arrangements	(7.5)	(2.6)
Cash dividends on Common Stock	(180.6)	(162.8)
Distribution to non-controlling interest	—	(2.1)
Financing fees	—	(1.5)
Net cash used in financing activities	(280.9)	(341.9)
Effect of exchange rate changes on cash and cash equivalents	10.7	(8.2)
Net decrease in cash and cash equivalents	(83.0)	(116.1)
Cash and cash equivalents at beginning of year	928.0	843.6
Cash and cash equivalents at end of nine months	$845.0	$727.5

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the Registrant) and its subsidiaries (the "Company") in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities ("VIEs"), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company’s financial position as of October 31, 2017 and 2016 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2017 are derived from the audited financial statements, which are included in the Company’s Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company’s business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and nine months ended October 31, 2017 and 2016 are not necessarily indicative of the results of the entire fiscal year.

2.	NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 for one year to interim and annual reporting periods beginning after December 15, 2017. Early adoption is also permitted as of the original effective date (interim and annual periods beginning after December 15, 2016) and full or modified retrospective application is permitted. Subsequently, the FASB has issued a number of ASU's amending ASU 2014-09 and providing further guidance related to revenue recognition, which management continues to evaluate. The effective date and transition requirements for these amendments are the same as ASU 2014-09, as amended by ASU 2015-14. Management is currently finalizing its assessment of the impact on the Company's consolidated financial statements. During the course of this assessment, management has considered the following:

•
The Company's revenue is primarily generated from the sale of finished products to customers (primarily through the retail, e-commerce or wholesale channels). Management currently anticipates that the Company's performance obligations underlying such sales, and the timing of revenue recognition related thereto, will remain substantially unchanged following the adoption of this ASU.

TIFFANY & CO.

•	Upon adoption of this ASU, the Company will recognize gift card breakage income based on the historical pattern of gift card redemptions.

•
Management expects the adoption of this ASU will result in a reclassification within the consolidated balance sheet of the portion of the Company's sales return reserve attributable to cost of sales from accounts receivable, net to inventories, net.

•
Management will adopt the guidance in this ASU beginning on February 1, 2018 using the modified retrospective transition approach, which will result in an adjustment to retained earnings to reflect the cumulative impact of applying this guidance as of the adoption date. Under this modified retrospective approach, the prior period financial statements presented are not restated. The guidance in this ASU will also require the Company to disclose the amount by which each financial statement line item is affected by such guidance in each reporting period during the Company's 2018 fiscal year, and to provide an explanation for such changes that management determines are significant, if any.

In February 2016, the FASB issued ASU No. 2016-02 – Leases, which requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Leases will be classified as either financing or operating, similar to current accounting requirements, with the applicable classification determining the pattern of expense recognition in the statement of earnings. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and must be adopted using a modified retrospective approach. Management continues to evaluate the impact of this ASU on the consolidated financial statements, but expects that adoption will result in a significant increase in the Company's assets and liabilities. The Company's implementation project team has completed the assessment phase of the project, during which the project team compiled information to evaluate the Company's real estate, personal property and other arrangements that may meet the definition of a lease under this ASU and identified areas that may require the development of additional processes and policies. The Company's implementation project team has begun the solution development phase of the project, during which it will develop and implement any such additional processes and policies, collect key data for each leased asset to be utilized throughout this phase of the project and select the practical expedients permitted under the ASU.

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. Management continues to evaluate the impact of this ASU on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the amendments should be applied using a retrospective method. Management continues to evaluate the impact of this ASU on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 – Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This ASU eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Therefore, under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the first interim period and the amendments should be applied on a modified retrospective basis

TIFFANY & CO.

through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This ASU is not expected to have a significant impact on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 – Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under this ASU, only the service cost component of the net periodic benefit cost will be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period, while the non-service cost components of net periodic benefit cost are required to be presented in the income statement separate from Earnings from operations. In addition, only the service cost component will be eligible for capitalization in assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments in this ASU will be applied retrospectively for the presentation of the components of net periodic benefit cost other than service cost in the statement of earnings, and prospectively for the capitalization of the service cost component. Management will adopt this ASU beginning on February 1, 2018. This ASU will be applied retrospectively using the practical expedient permitted by this ASU and will require the reclassification of the non-service cost components of the net periodic benefit cost from within Earnings from operations to Interest and other expenses, net. This will increase Earnings from operations for the three and nine months ended October 31, 2017 and the year ended January 31, 2017 by $3.7 million, $11.0 million and $25.2 million, respectively, but will have no impact on Net earnings for those periods. The requirement set forth under this ASU that allows only the service cost component of net periodic benefit cost to be capitalized is not expected to have a significant impact on the Company’s results of operations.

In May 2017, the FASB issued ASU 2017-09 – Compensation–Stock Compensation: Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. This ASU is effective prospectively for annual periods beginning after December 15, 2017, with early adoption permitted. Accordingly, management will apply this ASU prospectively to any share-based payment awards modified on or after its February 1, 2018 effective date.

In August 2017, the FASB issued ASU 2017-12 – Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied on a modified retrospective basis, while presentation and disclosure requirements set forth under this ASU are required prospectively in all interim periods and fiscal years ending after the date of adoption. Management is currently evaluating the impact of this ASU on the consolidated financial statements. The simplifications to the application of hedge accounting may result in management expanding its use of hedge accounting in future periods.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09 – Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which provides guidance on several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this ASU beginning on February 1, 2017 as follows:

•
As required upon the adoption of this new guidance, on a prospective basis, the Company recognized excess tax benefits of $0.4 million and $3.5 million (resulting from an increase in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item during the three and nine months ended October 31, 2017, respectively.

TIFFANY & CO.

This amount may not be indicative of future amounts that may be recognized, as any excess tax benefits and/or shortfalls recognized in future periods will be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to February 1, 2017, excess tax benefits were recognized in stockholders' equity.

•
The ASU also clarified that cash payments made to taxing authorities on the employees’ behalf for shares withheld should be presented as a financing activity. This aspect of the guidance was adopted retrospectively, as required; accordingly, the Company reclassified $2.6 million of such payments from operating activities to financing activities in the condensed consolidated statement of cash flows for the nine months ended October 31, 2016.

•
As permitted, the Company elected to classify excess tax benefits as an operating activity in the condensed consolidated statement of cash flows, instead of as a financing activity, and adopted this portion of the ASU retrospectively, reclassifying $0.5 million to operating activities from financing activities for the nine months ended October 31, 2016.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts needs to be received by the Company. For all Credit Receivables recorded on the balance sheet, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At October 31, 2017 and 2016, the carrying amount of the Credit Receivables (recorded in accounts receivable, net) was $62.6 million and $71.2 million, of which 95% and 96% were considered current in the respective periods. The allowance for doubtful accounts for estimated losses associated with the Credit Receivables ($1.2 million at October 31, 2017 and $1.1 million at October 31, 2016) was determined based on the factors discussed above. Finance charges earned on Credit Card accounts are not significant.

Financing Arrangements. The Company has provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements along with projections and business, operational and other economic factors on a periodic basis. At October 31, 2017 and 2016, the current portion of the carrying amount of financing arrangements including accrued interest was $1.5 million and $2.3 million, respectively, and was recorded in prepaid expenses and other current assets. At October 31, 2017 and 2016, the non-current portion of the net carrying amount of financing arrangements including accrued interest was $2.3 million and $19.7 million, respectively, and was included in other assets, net.

TIFFANY & CO.

As of January 31, 2017, the Company had a $43.8 million loan receivable under a financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). The Company recorded an impairment charge of $4.2 million during the fiscal year ended January 31, 2017 related to the Loan, resulting in a net carrying amount of $1.7 million as of January 31, 2017 compared with $5.9 million as of October 31, 2016. During the three months ended April 30, 2017, the Company sold its interest in the Loan to Koidu's largest creditor for $1.7 million. Additionally, the Company and Koidu entered into an agreement to terminate the supply agreement between the parties, pursuant to which Laurelton Diamonds, Inc., a wholly owned subsidiary of the Company, had previously been required to purchase at fair market value certain diamonds recovered from the mine operated by Koidu that met Laurelton's quality standards.

The Company also recorded an impairment charge, and a related valuation allowance, of $8.4 million during the fiscal year ended January 31, 2017 related to a separate financing arrangement with another diamond mining and exploration company.

Management has not recorded any impairment charges on such loans in the three and nine months ended October 31, 2017 and 2016.

4.	INVENTORIES

(in millions)	October 31, 2017	January 31, 2017	October 31, 2016
Finished goods	$1,328.9	$1,249.4	$1,389.4
Raw materials	869.2	806.3	814.0
Work-in-process	129.3	101.9	99.7
Inventories, net	$2,327.4	$2,157.6	$2,303.1

5.	INCOME TAXES

The effective income tax rate for the three months ended October 31, 2017 was 33.4% versus 34.6% in the prior year. The effective income tax rate for the nine months ended October 31, 2017 was 32.9% versus 33.0% in the prior year. The effective income tax rate for the three and nine months ended October 31, 2017 was reduced by 250 basis points and 80 basis points, respectively, as a result of the true-up of the Company's prior year tax provision in conjunction with the filing of its 2016 tax returns, partly offset by an increase of 80 basis points and 30 basis points, respectively, due to the impact of a change in federal tax legislation. Additionally, the effective income tax rate for the nine months ended October 31, 2017 was reduced by 80 basis points due to an income tax benefit of $3.5 million resulting from the implementation of ASU 2016-09, which now requires excess tax benefits and/or shortfalls related to exercises and vesting of share-based compensation to be recorded in the provision for income taxes, rather than in additional paid in capital. The effective income tax rate for the nine months ended October 31, 2016 included a decrease of 150 basis points due to an income tax benefit of $6.6 million resulting from the conclusion of a tax examination during the three months ended April 30, 2016.

During the three months ended October 31, 2017 and 2016 and nine months ended October 31, 2017, the change in the gross amount of unrecognized tax benefits and change in accrued interest and penalties was not significant. During the nine months ended October 31, 2016, the Company's gross uncertain tax positions decreased by $6.8 million and gross accrued interest and penalties were unchanged, primarily as a result of the conclusion of a tax examination during the three months ended April 30, 2016.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax

TIFFANY & CO.

years 2011-2013) and New York State (tax years 2012-2014). Tax years from 2010-present are open to examination in the U.S. Federal jurisdiction and 2006-present are open to examination in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of October 31, 2017, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2017	2016	2017	2016
Net earnings for basic and diluted EPS	$100.2	$95.1	$308.2	$288.3
Weighted-average shares for basic EPS	124.4	124.6	124.5	125.3
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.6	0.3	0.6	0.4
Weighted-average shares for diluted EPS	125.0	124.9	125.1	125.7

For the three months ended October 31, 2017 and 2016, there were 0.4 million and 1.2 million, respectively, stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect. For the nine months ended October 31, 2017 and 2016, there were 0.7 million and 1.4 million, respectively, stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect.

TIFFANY & CO.

7.	DEBT

(in millions)	October 31, 2017	January 31, 2017	October 31, 2016
Short-term borrowings:
Credit Facilities	$58.8	$93.0	$82.5
Commercial paper	43.0	—	—
Other credit facilities	91.4	135.7	137.0
	$193.2	$228.7	$219.5

Long-term debt:
Unsecured Senior Notes:
2012 4.40% Series B Senior Notes, due July 2042 [a]	250.0	250.0	250.0
2014 3.80% Senior Notes, due October 2024 [b,c]	250.0	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [b,c]	300.0	300.0	300.0
2016 0.78% Senior Notes, due August 2026 [b,d]	88.3	88.0	95.4
	888.3	888.0	895.4
Less unamortized discounts and debt issuance costs	9.1	9.6	9.7
	$879.2	$878.4	$885.7

[a]	The agreements governing these Senior Notes require repayments of $50.0 million in aggregate every five years beginning in 2022.

[b]	These agreements require lump sum repayments upon maturity.

[c]	These Senior Notes were issued at a discount, which will be amortized until the debt maturity.

[d]	These Senior Notes were issued, at par, ¥10.0 billion.

Commercial Paper

In August 2017, the Registrant and one of its wholly owned subsidiaries established a commercial paper program (the "Commercial Paper Program") for the issuance of commercial paper in the form of short-term promissory notes in an aggregate principal amount not to exceed $750.0 million. Borrowings under the Commercial Paper Program will be used for general corporate purposes. The aggregate amount of borrowings that the Company is currently authorized to have outstanding under the Commercial Paper Program and the Registrant's four-year $375.0 million and five-year $375.0 million multi-bank, multi-currency, committed unsecured revolving credit facilities is $750.0 million. The Registrant guarantees the obligations of its wholly owned subsidiary under the Commercial Paper Program. Maturities of commercial paper notes may vary, but cannot exceed 397 days from the date of issuance. Notes issued under the Commercial Paper Program will rank equally with the Registrant's present and future unsecured and unsubordinated indebtedness. As of October 31, 2017, there were $43.0 million of borrowings outstanding under the Commercial Paper Program with a weighted average interest rate of 1.28%.

Senior Notes

In August 2016, the Registrant issued ¥10.0 billion ($88.3 million at October 31, 2017) of 0.78% Senior Notes due August 2026 (the "Notes") in a private transaction. The proceeds from the issuance of the Notes were used to repay the Registrant's ¥10.0 billion 1.72% Senior Notes due September 2016 upon the maturity thereof. The Notes bear interest at a rate of 0.78% per annum, payable semi-annually on February 26 and August 26 of each year, commencing February 26, 2017. The Registrant may redeem all or part of the Notes upon not less than 30 nor more than 60 days' prior notice at a redemption price equal to the sum of (i) 100% of the principal amount of the Notes to be redeemed,

TIFFANY & CO.

plus (ii) accrued and unpaid interest, if any, on those Notes to the redemption date, plus (iii) a make-whole premium as of the redemption date.

There have been no material changes to the agreements governing the Credit Facilities or Senior Notes referenced in the table above since January 31, 2017.

At October 31, 2017, the Company was in compliance with all debt covenants.

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

•Cash Flow Hedge – A hedge of the exposure to variability in the cash flows of a recognized asset, liability or a forecasted transaction. For cash flow hedge transactions, the effective portion of the changes in fair value of derivatives is reported as other comprehensive income ("OCI") and is recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative are recognized in current earnings.

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

Derivative Instruments Not Designated as Hedging Instruments. Derivative instruments which do not meet the criteria to be designated as a hedge are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current earnings. The gains or losses on undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the underlying liabilities or transactions being hedged.

The Company does not use derivative financial instruments for trading or speculative purposes.

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of additional debt which was incurred in July 2012. The Company

TIFFANY & CO.

accounted for the forward-starting interest rate swaps as cash flow hedges. As of October 31, 2017, $18.8 million remains recorded as an unrealized loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in 2014 and recorded an unrealized loss within accumulated other comprehensive loss. As of October 31, 2017, $3.7 million remains recorded as an unrealized loss and is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

Cross-currency Swaps – In 2016 and 2017, the Company entered into cross-currency swaps to hedge the foreign exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of October 31, 2017, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

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

As of October 31, 2017, the notional amounts of foreign exchange forward contracts were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥17,145.0	$156.0
British pound		£13.5	17.7
Derivatives not designated as hedging instruments:
U.S. dollar		$58.9	$58.9
Euro		€49.0	58.2
Australian dollar	AU$	14.8	11.6
British pound		£3.8	5.1
Czech koruna	CZK	166.9	7.6
Japanese yen		¥465.6	4.1
Mexican peso	₱	97.0	5.1
New Zealand dollar	NZ$	11.2	8.0
Singapore dollar	S$	24.3	18.0
Swiss franc	Fr.	0.4	0.4

TIFFANY & CO.

The maximum term of the Company's outstanding foreign exchange forward contracts as of October 31, 2017 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of October 31, 2017, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted precious metals transactions is 18 months. As of October 31, 2017, there were precious metal derivative instruments outstanding for 54,000 ounces of platinum, 1,080,000 ounces of silver and 40,000 ounces of gold.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended October 31,
	2017		2016
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$4.3	$1.5	$1.1	$(2.5)
Precious metal forward contracts [a]	(0.1)	(0.1)	(18.6)	(1.9)
Precious metal collars [a]	0.3	0.1	(0.2)	—
Cross-currency swaps [b]	5.0	5.7	(0.1)	(0.6)
Forward-starting interest rate swaps [b]	—	(0.4)	—	(0.4)
	$9.5	$6.8	$(17.8)	$(5.4)

TIFFANY & CO.

	Nine Months Ended October 31,
	2017		2016
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$0.5	$(2.2)	$(14.0)	$1.9
Precious metal forward contracts [a]	(2.7)	(1.3)	17.6	(7.0)
Precious metal collars [a]	0.3	0.2	0.3	—
Cross-currency swaps [b]	(3.8)	(1.3)	(3.7)	(1.4)
Forward-starting interest rate swaps [b]	—	(1.1)	—	(1.1)
	$(5.7)	$(5.7)	$0.2	$(7.6)
aThe gain or loss recognized in earnings is included within Cost of sales.
bThe gain or loss recognized in earnings is included within Interest and other expenses, net.

The pre-tax gains (losses) on derivatives not designated as hedging instruments for the three and nine months ended October 31, 2017 were $2.3 million and $(0.2) million, respectively, and were included in interest and other expenses, net. The Company had pre-tax losses of $2.2 million and $9.8 million on such instruments in the three and nine months ended October 31, 2016, respectively. There was no material ineffectiveness related to the Company's hedging instruments for the three and nine months ended October 31, 2017 and 2016. The Company estimates that $5.4 million of net pre-tax derivative gains included in accumulated other comprehensive loss at October 31, 2017 will be reclassified into earnings within the next 12 months. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

For information regarding the location and amount of the derivative instruments in the Condensed Consolidated Balance Sheet, see "Note 9. Fair Value of Financial Instruments."

Concentration of Credit Risk

A number of major international financial institutions are counterparties to the Company's derivative financial instruments. The Company enters into derivative financial instrument agreements only with counterparties meeting certain credit standards (an investment grade credit rating at the time of the agreement) and limits the amount of agreements or contracts it enters into with any one party. The Company may be exposed to credit losses in the event of nonperformance by individual counterparties or the entire group of counterparties.

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

Financial assets and liabilities carried at fair value at October 31, 2017 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Marketable securities [a]	$32.1	$—	$—	$32.1
Time deposits [b]	164.4	—	—	164.4
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	1.9	—	1.9
Foreign exchange forward contracts [c]	—	3.4	—	3.4
Cross-currency swaps [c]	—	0.9	—	0.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	1.9	—	1.9
Total financial assets	$196.5	$8.1	$—	$204.6

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$6.2	$—	$6.2
Precious metal collars [d]	—	0.3	—	0.3
Foreign exchange forward contracts [d]	—	0.7	—	0.7
Cross-currency swaps [d]	—	5.1	—	5.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	0.6	—	0.6
Total financial liabilities	$—	$12.9	$—	$12.9

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate carrying value due to the short-term maturities of these assets and liabilities and as such are measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings, current portion of long-term debt and long-term debt was $1.1 billion and the corresponding fair value was approximately $1.1 billion at October 31, 2017, January 31, 2017 and October 31, 2016.

10.	COMMITMENTS AND CONTINGENCIES

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $73.0 million at October 31, 2017) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.8 billion at October 31, 2017) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September

TIFFANY & CO.

12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $121.0 million at October 31, 2017) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $543.0 million at October 31, 2017) (calculated based on alleged future lost profits of the Tiffany Parties).

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

TIFFANY & CO.

reasonably estimated at this time, but could exceed the Arbitration Damages and could have a material adverse effect on the Registrant’s consolidated financial statements or liquidity.

Management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended October 31, 2017 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award by the Supreme Court and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees (which will be determined at a later date), and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). Costco has filed an appeal from the judgment, as well as a motion in the Court for a new trial. The appeal has been automatically stayed pending determination of the Court motion. Costco has also filed an appeal bond to secure the amount of the judgment entered by the Court pending appeal, so the Tiffany plaintiffs will be unable to enforce the judgment while the motion for a new trial and the appeal are pending. As such, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of October 31, 2017, and expects that this matter will not ultimately be resolved until, at the earliest, the Company's fiscal year ending January 31, 2019.

Environmental Matter. In 2005, the U.S. Environmental Protection Agency ("EPA") designated a 17-mile stretch of the Passaic River (the "River") part of the Diamond Alkali "Superfund" site. This designation resulted from the detection of hazardous substances emanating from the site, which was previously home to the Diamond Shamrock Corporation, a manufacturer of pesticides and herbicides. Under the

TIFFANY & CO.

Superfund law, the EPA will negotiate with potentially responsible parties to agree on remediation approaches and may also enter into settlement agreements pursuant to an allocation process.

The Company, which operated a silverware manufacturing facility near a tributary of the River from approximately 1897 to 1985, is one of more than 300 parties (the "Potentially Responsible Parties") designated in litigation as potentially responsible parties with respect to the River. The EPA issued general notice letters to 125 of these parties. The Company, along with approximately 70 other Potentially Responsible Parties (collectively, the "Cooperating Parties Group" or "CPG") voluntarily entered into an Administrative Settlement Agreement and Order on Consent ("AOC") with the EPA in May 2007 to perform a Remedial Investigation/Feasibility Study (the "RI/FS") of the lower 17 miles of the River. In June 2012, most of the CPG voluntarily entered into a second AOC related to focused remediation actions at Mile 10.9 of the River. The actions under the Mile 10.9 AOC are complete (except for continued monitoring), the Remedial Investigation ("RI") portion of the RI/FS was submitted to the EPA on February 19, 2015, and the Feasibility Study ("FS") portion of the RI/FS was submitted to the EPA on April 30, 2015. The Company nonetheless remained in the CPG until October 24, 2017. The Company has accrued for its financial obligations under both AOCs, which have not been material to its financial position or results of operations in previous financial periods or on a cumulative basis.

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

On March 31, 2016, the EPA issued a letter to approximately 100 companies (including the Company) (collectively, the "notified companies") notifying them of potential liability for the RoD Remediation and of the EPA’s planned approach to addressing the cost of the RoD Remediation, which included the possibility of a de-minimis cash-out settlement (the "settlement option") for certain parties. In April of 2016, the Company notified the EPA of its interest in pursuing the settlement option, and accordingly recorded an immaterial liability representing its best estimate of its minimum liability for the RoD Remediation, which reflects the possibility of a de-minimis settlement. On March 30, 2017, the EPA issued offers related to the settlement option to 20 parties; while the Company was not one of the parties receiving such an offer, the EPA has indicated that the settlement option may be made available to additional parties beyond those notified on March 30, 2017. Although the EPA must determine which additional parties are eligible for the settlement option, the Company does not expect any settlement amount that it might agree with the EPA to be material to its financial position, results of operations or cash flows. Unrelated to the settlement option, the EPA also announced, in October 2016, that it entered into a legal agreement with one of the notified companies, pursuant to which such company agreed to spend $165.0 million to perform the engineering and design work required in advance of the clean-up contemplated by the RoD Remediation (the "RoD Design Phase"). That company has waived any rights to collect contribution for those costs from the Company.

TIFFANY & CO.

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

As such, the Company's liability, if any, beyond that already recorded for (1) its obligations under the 2007 AOC and the Mile 10.9 AOC, and (2) its estimate related to a de-minimis cash-out settlement for the RoD Remediation, cannot be determined at this time. However, the Company does not expect that its ultimate liability related to the relevant 17-mile stretch of the River will be material to its financial position, in light of the number of companies that have previously been identified as Potentially Responsible Parties (i.e., the more than 300 parties that were initially designated in litigation as potentially responsible parties), which includes, but goes well beyond those approximately 70 CPG member companies that participated in the 2007 AOC and the Mile 10.9 AOC, and the Company's relative participation in the costs related to the 2007 AOC and Mile 10.9 AOC. It is nonetheless possible that any resulting liability when the uncertainties discussed above are resolved could be material to the Company's results of operations or cash flows in the period in which such uncertainties are resolved.

Other Regulatory Matters. The Company is subject to regulations in various jurisdictions in which the Company operates, including those related to the sale of consumer products. During the Company's regular internal quality testing, the Company identified a potential breach of its sourcing and quality standards applicable to third party vendors. The Company assessed the composition of certain of its gold products manufactured primarily by certain U.S. third-party vendors, which contain gold solder manufactured by other U.S. vendors, to determine whether such products were in compliance with applicable consumer products requirements and regulations. Following this assessment, management determined that no liability was required to be recorded.

11.	STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

(in millions)	October 31, 2017	January 31, 2017	October 31, 2016
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(102.4)	$(143.7)	$(121.7)
Unrealized (loss) gain on marketable securities	(0.8)	0.8	1.0
Deferred hedging loss	(16.5)	(16.1)	(22.0)
Net unrealized loss on benefit plans	(91.2)	(97.2)	(108.5)
	$(210.9)	$(256.2)	$(251.2)

TIFFANY & CO.

Additions to and reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2017	2016	2017	2016
Foreign currency translation adjustments	$(10.0)	$(11.7)	$40.8	$24.3
Income tax (expense) benefit	—	(1.8)	0.5	(10.7)
Foreign currency translation adjustments, net of tax	(10.0)	(13.5)	41.3	13.6
Unrealized (loss) gain on marketable securities	(0.2)	(0.2)	0.5	2.8
Reclassification for gain included in net earnings [a]	(1.4)	—	(2.2)	—
Income tax benefit (expense)	0.3	0.1	0.1	(0.9)
Unrealized (loss) gain on marketable securities, net of tax	(1.3)	(0.1)	(1.6)	1.9
Unrealized gain (loss) on hedging instruments	9.5	(17.8)	(5.7)	0.2
Reclassification adjustment for (gain) loss included in net earnings [b]	(6.9)	5.4	5.7	7.6
Income tax (expense) benefit	(1.0)	4.8	(0.4)	(3.0)
Unrealized gain (loss) on hedging instruments, net of tax	1.6	(7.6)	(0.4)	4.8
Amortization of net loss included in net earnings [c]	3.3	3.7	9.9	11.0
Amortization of prior service credit included in net earnings [c]	(0.1)	(0.2)	(0.3)	(0.5)
Income tax expense	(1.2)	(1.3)	(3.6)	(3.9)
Net unrealized gain on benefit plans, net of tax	2.0	2.2	6.0	6.6
Total other comprehensive (loss) earnings, net of tax	$(7.7)	$(19.0)	$45.3	$26.9

[a]	These gains are reclassified into Interest and other expenses, net.

[b]	These (gains) losses are reclassified into Cost of sales and Interest and other expenses, net (see "Note 8. Hedging Instruments" for additional details).

[c]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note 12. Employee Benefit Plans" for additional details).

Share Repurchase Program. In January 2016, the Registrant's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the program have been executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The program will expire on January 31, 2019. As of October 31, 2017, $250.3 million remained available for share repurchases under the program.

TIFFANY & CO.

The Company's share repurchase activity was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions, except per share amounts)	2017	2016	2017	2016
Cost of repurchases	$27.7	$30.8	$60.2	$180.7
Shares repurchased and retired	0.3	0.5	0.7	2.8
Average cost per share	$92.31	$67.72	$92.16	$65.13

Cash Dividends. The Registrant's Board of Directors declared quarterly dividends of $0.50 and $0.45 per share of Common Stock in the three months ended October 31, 2017 and 2016, respectively, and $1.45 and $1.30 per share in the nine months ended October 31, 2017 and 2016, respectively.

12.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans, and also provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2017	2016	2017	2016
Net Periodic Benefit Cost:
Service cost	$4.3	$4.4	$0.7	$0.7
Interest cost	7.9	7.9	0.8	0.8
Expected return on plan assets	(8.2)	(5.9)	—	—
Amortization of prior service cost (credit)	0.1	—	(0.2)	(0.2)
Amortization of net loss	3.3	3.7	—	—
Net expense	$7.4	$10.1	$1.3	$1.3

	Nine Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2017	2016	2017	2016
Net Periodic Benefit Cost:
Service cost	$13.0	$13.1	$2.1	$2.1
Interest cost	23.9	23.7	2.2	2.3
Expected return on plan assets	(24.7)	(17.6)	—	—
Amortization of prior service cost (credit)	0.2	—	(0.5)	(0.5)
Amortization of net loss	9.9	11.0	—	—
Net expense	$22.3	$30.2	$3.8	$3.9

The Company maintains a noncontributory defined benefit pension plan qualified in accordance with the Internal Revenue Service Code ("Qualified Plan") covering substantially all U.S. employees hired before January 1, 2006. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the

TIFFANY & CO.

Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash contribution was required in the fiscal year ending January 31, 2017 and none is required in the fiscal year ending January 31, 2018 to meet the minimum funding requirements of the Employee Retirement Income Security Act. The Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan and made a voluntary cash contribution of $15.0 million in the three months ended October 31, 2017. The Company currently does not anticipate making additional discretionary contributions in the three months ending January 31, 2018. This expectation is subject to change based on management’s assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions.

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

TIFFANY & CO.

Certain information relating to the Company's segments is set forth below:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2017	2016	2017	2016
Net sales:
Americas	$421.4	$417.1	$1,251.7	$1,254.5
Asia-Pacific	283.2	246.7	775.2	715.3
Japan	138.7	150.1	406.8	419.2
Europe	109.7	104.3	317.9	312.0
Total reportable segments	953.0	918.2	2,751.6	2,701.0
Other	23.2	31.1	83.8	71.2
	$976.2	$949.3	$2,835.4	$2,772.2
Earnings from operations*:
Americas	$67.7	$65.0	$223.2	$215.8
Asia-Pacific	74.9	63.0	204.8	178.7
Japan	46.0	47.8	134.5	137.4
Europe	13.7	14.8	47.9	43.5
Total reportable segments	202.3	190.6	610.4	575.4
Other	1.4	1.5	6.2	4.7
	$203.7	$192.1	$616.6	$580.1

*	Represents earnings from operations before (i) unallocated corporate expenses, and (ii) interest and other expenses, net.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2017	2016	2017	2016
Earnings from operations for segments	$203.7	$192.1	$616.6	$580.1
Unallocated corporate expenses	(43.4)	(36.9)	(129.3)	(115.4)
Interest and other expenses, net	(9.9)	(9.7)	(28.2)	(34.5)
Earnings from operations before income taxes	$150.4	$145.5	$459.1	$430.2

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

14.	SUBSEQUENT EVENT

On November 16, 2017, the Company's Board of Directors approved a quarterly dividend of $0.50 per share of Common Stock. This dividend will be paid on January 10, 2018 to shareholders of record on December 20, 2017.

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

•	Asia-Pacific includes sales in 86 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 54 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•	Europe includes sales in 46 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through the Internet and wholesale operations; and

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in four Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds as well as earnings received from third-party licensing agreements.

SUMMARY OF THIRD QUARTER AND YEAR-TO-DATE RESULTS

•
Worldwide net sales increased 3% to $976.2 million in the three months ("third quarter") ended October 31, 2017, reflecting sales growth in most reportable segments; comparable store sales decreased 1%. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 3% in the third quarter, while comparable store sales were unchanged.

•
Worldwide net sales increased 2% to $2,835.4 million in the nine months ("year-to-date") ended October 31, 2017, reflecting increased wholesale sales in Asia-Pacific, increased wholesale sales of diamonds and e-commerce sales growth; comparable store sales decreased 2%. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 3% in the year-to-date, while comparable store sales decreased 1%.

•
Earnings from operations as a percentage of net sales ("operating margin") increased 10 basis points in the third quarter and 40 basis points in the year-to-date, due to increases in gross margin partly offset by an increase in the SG&A expense ratio in both periods.

•	Net earnings increased 5% to $100.2 million, or $0.80 per diluted share, in the third quarter and 7% to $308.2 million, or $2.46 per diluted share, in the year-to-date.

•	Inventories, net of $2,327.4 million were 1% above October 31, 2016.

•	In May 2017, the Board of Directors approved an 11% increase in the quarterly dividend rate to $0.50 per share of the Company's Common Stock, or an annual dividend rate of $2.00.

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

	Third Quarter 2017 vs. 2016			Year-to-date 2017 vs. 2016
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	3%	—%	3%	2%	(1)%	3%
Americas	1	—	1	—	—	—
Asia-Pacific	15	1	14	8	—	8
Japan	(8)	(8)	—	(3)	(5)	2
Europe	5	4	1	2	(1)	3
Other	(26)	—	(26)	18	—	18
Comparable Store Sales:
Worldwide	(1)%	(1)%	—%	(2)%	(1)%	(1)%
Americas	1	1	—	(1)	—	(1)
Asia-Pacific	2	—	2	(2)	—	(2)
Japan	(8)	(8)	—	(2)	(5)	3
Europe	(3)	5	(8)	(3)	(1)	(2)
Other	7	—	7	—	—	—

TIFFANY & CO.

Statements of Earnings. Internally, management monitors and measures its earnings performance excluding certain items listed below. Management believes excluding such items provides a useful supplemental basis for the assessment of the Company's results relative to the corresponding period in the prior year. The following table reconciles certain GAAP amounts to non-GAAP amounts for the fiscal year ended January 31, 2017 (there were no such adjustments in the third quarter or year-to-date of 2017 or 2016):

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

TIFFANY & CO.

Net Sales
Net sales by segment were as follows:

	Third Quarter			Year-to-date
(in millions)	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Americas	$421.4	$417.1	1%	$1,251.7	$1,254.5	—%
Asia-Pacific	283.2	246.7	15	775.2	715.3	8
Japan	138.7	150.1	(8)	406.8	419.2	(3)
Europe	109.7	104.3	5	317.9	312.0	2
Other	23.2	31.1	(26)	83.8	71.2	18
	$976.2	$949.3	3%	$2,835.4	$2,772.2	2%

Worldwide net sales increased $26.9 million, or 3%, in the third quarter of 2017, reflecting sales growth in Asia-Pacific, Europe and the Americas, partly offset by a decrease in sales in Japan (reflecting the negative impact of currency translation) and in the wholesale sales of diamonds (included in Other in the table above). Worldwide net sales increased $63.2 million, or 2%, in the year-to-date of 2017, reflecting increased wholesale sales in Asia-Pacific, increased wholesale sales of diamonds and e-commerce sales growth. In both periods, e-commerce sales increased 6%. On a constant-exchange rate basis, worldwide net sales increased 3% in both the third quarter and year-to-date of 2017.

Changes in jewelry sales by product category relative to the prior year were as follows:

	Third Quarter 2017		Year-to-date 2017
(in millions)	$ Change	% Change	$ Change	% Change
High, fine & solitaire jewelry	$18.2	10%	$3.2	1%
Engagement jewelry & wedding bands	(16.1)	(6)	(57.9)	(7)
Fashion jewelry	26.7	9	78.8	9
Designer jewelry	(2.2)	(2)	9.7	3

In the third quarter of 2017, sales in the fashion jewelry category increased due to increases in sales of gold jewelry. The increase in sales of high, fine & solitaire jewelry reflected sales growth across the category. The decrease in engagement jewelry & wedding bands reflected sales declines across the category. In the year-to-date of 2017, sales in the fashion jewelry and designer jewelry categories increased due to increases in sales of both gold and silver jewelry. The decrease in engagement jewelry & wedding bands reflected sales declines across the category.

TIFFANY & CO.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Store Sales	Non-comparable Store Sales	Wholesale/Other	Total
Third Quarter 2017:
Americas	$2.8	$(2.6)	$4.1	$4.3
Asia-Pacific	5.2	8.0	23.3	36.5
Japan	(10.5)	(0.7)	(0.2)	(11.4)
Europe	(3.1)	7.3	1.2	5.4
Year-to-date 2017:
Americas	$(14.6)	$(3.1)	$14.9	$(2.8)
Asia-Pacific	(15.3)	24.9	50.3	59.9
Japan	(7.5)	(1.7)	(3.2)	(12.4)
Europe	(7.6)	9.1	4.4	5.9

Changes in jewelry sales relative to the prior year by reportable segment were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Third Quarter 2017:
Americas	(3)%	—%	2%
Asia-Pacific	(5)	—	21
Japan	4	(8)	(13)
Europe	5	5	1
Year-to-date 2017:
Americas	(4)%	—%	2%
Asia-Pacific	(14)	—	22
Japan	1	(5)	(5)
Europe	—	(1)	2

Americas. In the third quarter, total sales increased $4.3 million, or 1%, and comparable store sales increased $2.8 million, or 1%. In the year-to-date, total sales decreased $2.8 million, or less than 1%, and comparable store sales decreased $14.6 million, or 1%. In both periods, sales results reflected lower spending that management attributed to foreign tourists, with no significant geographic variations across the region. There was no impact from currency translation on total sales.

The increase in the number of jewelry units sold in both the third quarter and year-to-date reflected increases in the fashion, designer and high, fine & solitaire jewelry categories. Management attributed the decrease in the average price per jewelry unit sold in the third quarter to a shift in sales mix within the jewelry categories and, in the year-to-date, to a shift in sales mix to the fashion jewelry and designer jewelry categories.

Asia-Pacific. In the third quarter, total sales increased $36.5 million, or 15%, and comparable store sales increased $5.2 million, or 2%. In the year-to-date, total sales increased $59.9 million, or 8%, while comparable store sales decreased $15.3 million, or 2%. Total sales growth in both periods is due to increased wholesale sales and the effect of new stores opened within the last 12 months, while comparable store sales in both periods reflected growth in mainland China versus declines in other countries. Management attributed the declines in other Asia-Pacific countries to lower foreign tourist spending. On a constant-exchange-rate basis, total sales increased 14% and 8% in

TIFFANY & CO.

the third quarter and year-to-date, respectively, while comparable store sales increased 2% and decreased 2%, respectively, in those periods.

The increase in the number of jewelry units sold was attributed to increases in the fashion, designer and high, fine & solitaire jewelry categories in both periods. Management attributed the decrease in the average price per jewelry unit sold in both periods to a shift in sales mix to the fashion jewelry and designer jewelry categories that partly resulted from the increase in wholesale sales noted above.

Japan. In the third quarter, total sales decreased $11.4 million, or 8%, and comparable store sales decreased $10.5 million, or 8%. In the year-to-date, total sales decreased $12.4 million, or 3%, while comparable store sales decreased $7.5 million, or 2%. Sales results in both periods reflected the negative effect of currency translation. On a constant-exchange-rate basis, total sales and comparable store sales were unchanged in the third quarter and increased 2% and 3%, respectively, in the year-to-date.

The decrease in the number of jewelry units sold in both periods reflected decreases in the fashion and designer jewelry categories. Management attributed the increase in the average price per jewelry unit sold in the third quarter to a shift in sales mix to the engagement jewelry & wedding bands and high, fine & solitaire jewelry categories, partly offset by the negative effect of currency translation.

Europe. In the third quarter, total sales increased $5.4 million, or 5%, and comparable store sales decreased $3.1 million, or 3%. In the year-to-date, total sales increased $5.9 million, or 2%, while comparable store sales decreased $7.6 million, or 3%. Sales performance in both periods reflected increased wholesale sales and the effect of new stores opened in the last 12 months, partly offset by decreased comparable store sales. Retail sales growth in continental Europe was partly offset by sales declines in the United Kingdom (which experienced sales growth in the third quarter of 2016 following the weakening of the British pound). On a constant-exchange-rate basis, total sales increased 1% in the third quarter and 3% in the year-to-date while comparable store sales decreased 8% and 2%, respectively.

Management attributed the increase in average price per jewelry unit sold in the third quarter to the positive effect of currency translation. The increase in the number of jewelry units sold in the year-to-date was attributed to increases in the fashion and designer jewelry categories.

Other. Other sales decreased $7.9 million, or 26%, in the third quarter and increased $12.6 million, or 18%, in the year-to-date, as wholesale sales of diamonds decreased in the third quarter and increased in the year-to-date. Comparable store sales increased 7% in the third quarter and were unchanged in the year-to-date.

Store Data. In the year-to-date of 2017, the Company opened seven Company-operated stores – one in the Americas (in the United States), three in Asia-Pacific (in Australia, China and Korea) and three in Europe (in Italy, Russia and the United Kingdom). The Company closed five Company-operated stores – one each in the Americas, Japan and the Emerging Markets and two in Asia-Pacific (in China and Taiwan).

Gross Profit

	Third Quarter		Year-to-date
(dollars in millions)	2017	2016	2017	2016
Gross profit	$598.4	$579.5	$1,754.1	$1,702.1
Gross profit as a percentage of net sales	61.3%	61.0%	61.9%	61.4%

Gross margin (gross profit as a percentage of net sales) increased 30 basis points in the third quarter due to favorable product input costs and the positive effect of a decrease in wholesale sales of diamonds, largely offset by the negative effect of an increase in sales for wholesale distribution (merchandise sold to independent distributors for resale) as well as increases in other product-related costs, including inventory reserves and distribution and logistics.

Gross margin increased 50 basis points in the year-to-date due to favorable product input costs, partly offset by the negative effects of increases in wholesale sales of diamonds and in sales for wholesale distribution.

TIFFANY & CO.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term unless and until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 8. Hedging Instruments"). Management adjusted retail prices in the third quarter and year-to-date of 2017 and year-to-date of 2016 across most geographic regions and product categories, some of which were intended to mitigate foreign currency fluctuations.

Selling, General and Administrative ("SG&A") Expenses

	Third Quarter		Year-to-date
(dollars in millions)	2017	2016	2017	2016
SG&A expenses	$438.1	$424.3	$1,266.8	$1,237.4
SG&A expenses as a percentage of net sales	44.9%	44.7%	44.7%	44.6%
SG&A expenses increased $13.8 million, or 3%, in the third quarter and increased $29.4 million, or 2%, in the year-to-date, largely reflecting increased labor and incentive compensation costs and increased store occupancy and depreciation expenses in both periods. SG&A expenses as a percentage of net sales ("SG&A expense ratio") increased 20 basis points in the third quarter and increased 10 basis points in the year-to-date. There was no significant translation effect on SG&A expense growth from changes in foreign currencies.

Earnings from Operations

	Third Quarter		Year-to-date
(dollars in millions)	2017	2016	2017	2016
Earnings from operations	$160.3	$155.2	$487.3	$464.7
Operating margin	16.4%	16.3%	17.2%	16.8%
Basis point change from prior year	10	(40)	40	(50)

Earnings from operations increased $5.1 million, or 3%, in the third quarter and $22.6 million, or 5%, in the year-to-date and operating margin increased 10 basis points and 40 basis points, respectively, reflecting the increase in gross margin, partly offset by an increase in the SG&A expense ratio in both periods.

Results by segment were as follows:

(in millions)	Third Quarter 2017	% of Net Sales	Third Quarter 2016	% of Net Sales
Earnings from operations*:
Americas	$67.7	16.1%	$65.0	15.6%
Asia-Pacific	74.9	26.4	63.0	25.5
Japan	46.0	33.1	47.8	31.9
Europe	13.7	12.5	14.8	14.2
Other	1.4	5.9	1.5	4.9
	203.7		192.1
Unallocated corporate expenses	(43.4)	(4.4)%	(36.9)	(4.0)%
Earnings from operations	$160.3	16.4%	$155.2	16.3%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.

TIFFANY & CO.

On a segment basis, the ratio of earnings from operations to each segment's net sales in the third quarter of 2017 compared with 2016 was as follows:

•	Americas – the ratio increased 50 basis points due to sales leverage on operating expenses and an increase in gross margin;

•
Asia-Pacific – the ratio increased 90 basis points due to sales leverage on operating expenses, partly offset by a decrease in gross margin, both attributable to increased wholesale sales in the region;

•
Japan – the ratio increased 120 basis points due to an increase in gross margin (which includes the effect of changes in exchange rates on inventory purchases), partly offset by sales deleverage on operating expenses; and

•	Europe – the ratio decreased 170 basis points due to sales deleverage on operating expenses (partly attributable to increased store-related expenses), partly offset by an increase in gross margin.

Results by segment were as follows:

(in millions)	Year-to-date 2017	% of Net Sales	Year-to-date 2016	% of Net Sales
Earnings from operations*:
Americas	$223.2	17.8%	$215.8	17.2%
Asia-Pacific	204.8	26.4	178.7	25.0
Japan	134.5	33.1	137.4	32.8
Europe	47.9	15.1	43.5	14.0
Other	6.2	7.5	4.7	6.5
	616.6		580.1
Unallocated corporate expenses	(129.3)	(4.6)%	(115.4)	(4.2)%
Earnings from operations	$487.3	17.2%	$464.7	16.8%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the year-to-date of 2017 compared with 2016 was as follows:

•	Americas – the ratio increased 60 basis points due to an increase in gross margin, partly offset by sales deleverage on operating expenses;

•	Asia-Pacific – the ratio increased 140 basis points due to sales leverage on operating expenses and an increase in gross margin;

•	Japan – the ratio increased 30 basis points due to an increase in gross margin, partly offset by sales deleverage on operating expenses; and

•	Europe – the ratio increased 110 basis points due to an improvement in gross margin.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased $6.5 million in the third quarter primarily due to an increase in charitable donations to the Tiffany & Co. Foundation, a private foundation organized to support 501(c)(3) charitable organizations, and increased costs associated with upgrades to the Company's information technology systems. Unallocated corporate expenses increased $13.9 million in the year-to-date reflecting the aforementioned expenses as well as higher severance costs associated with changes in corporate management in the first quarter of 2017.

TIFFANY & CO.

Interest and Other Expenses, net

Interest and other expenses, net was approximately unchanged in the third quarter, while it decreased $6.3 million, or 18%, in the year-to-date due to lower interest expense and gains on sales of marketable securities.

Provision for Income Taxes

The effective income tax rate for the third quarter was 33.4% versus 34.6% in the prior year. The effective income tax rate for the year-to-date was 32.9% versus 33.0% in the prior year. The effective income tax rate for the third quarter and year-to-date of 2017 was reduced by 250 basis points and 80 basis points, respectively, or $0.03 per diluted share in each period, as a result of the true-up of the Company's prior year tax provision in conjunction with the filing of its 2016 tax returns, partly offset by an increase of 80 basis points and 30 basis points, respectively, or $0.01 per diluted share in each period, due to the impact of a change in federal tax legislation. Additionally, the effective income tax rate was reduced by 80 basis points, or $0.03 per diluted share, in year-to-date of 2017 due to an income tax benefit of $3.5 million resulting from the implementation of ASU 2016-09, which now requires excess tax benefits and/or shortfalls related to exercises and vesting of share-based compensation to be recorded in the provision for income taxes rather than in additional paid in capital. The effective income tax rate for the year-to-date of 2016 included a decrease of 150 basis points due to an income tax benefit of $6.6 million, or $0.05 per diluted share, resulting from the conclusion of a tax examination.

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

The following table summarizes cash flows from operating, investing and financing activities:

	Year-to-date
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$431.2	$406.7
Investing activities	(244.0)	(172.7)
Financing activities	(280.9)	(341.9)
Effect of exchange rates on cash and cash equivalents	10.7	(8.2)
Net decrease in cash and cash equivalents	$(83.0)	$(116.1)

Operating Activities

The Company had net cash inflows from operating activities of $431.2 million in the year-to-date of 2017 compared with $406.7 million in the year-to-date of 2016. The variance was primarily due to an increase in net earnings and the timing of payables, partly offset by increased inventory purchases. Additionally, the Company made a $15.0 million voluntary cash contribution to its U.S. pension plan in the third quarter of 2017.

Working Capital. Working capital (current assets less current liabilities) was $3.1 billion at October 31, 2017, compared with $2.9 billion at January 31, 2017 and $2.9 billion at October 31, 2016.

Accounts receivable, less allowances at October 31, 2017 were 4% lower than January 31, 2017 and 2% higher than October 31, 2016. Currency translation did not have a significant effect on the change in accounts receivable, less allowances from either January 31, 2017 or October 31, 2016.

TIFFANY & CO.

Inventories, net at October 31, 2017 were 8% higher than January 31, 2017 and 1% higher than October 31, 2016. When compared to January 31, 2017, finished goods inventories rose 6% and combined raw material and work-in-process inventories rose 10%. When compared to October 31, 2016, finished goods inventories decreased 4% and combined raw material and work-in-process inventories increased 9%. The increase in raw material and work-in-process inventories as compared to both periods is related to an increased level and value of internally-produced jewelry. Currency translation did not have a significant effect on the change in inventories, net from either January 31, 2017 or October 31, 2016.

Investing Activities

The Company had net cash outflows from investing activities of $244.0 million in the year-to-date of 2017 compared with $172.7 million in the year-to-date of 2016 driven by increased net purchases of marketable securities and short-term investments.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments and had related net cash outflows of $101.1 million during the year-to-date of 2017 compared with $15.8 million during the year-to-date of 2016.

Financing Activities

The Company had net cash outflows from financing activities of $280.9 million in the year-to-date of 2017 compared with $341.9 million in the year-to-date of 2016. Year-over-year changes in cash flows from financing activities were largely driven by share repurchases, partly offset by net repayments of total borrowings and cash dividends on common stock.

Recent Borrowings. The Company had net repayments of borrowings as follows:

	Year-to-date
(in millions)	2017	2016
Short-term borrowings:
(Repayments of) proceeds from credit facility borrowings, net	$(41.1)	$4.7
Proceeds from the issuance of commercial paper, net	43.0	—
Proceeds from other credit facility borrowings	25.9	66.4
Repayment of other credit facility borrowings	(74.3)	(75.7)
Net repayments of short-term borrowings	$(46.5)	$(4.6)
Long-term borrowings:
Proceeds from the issuance of long-term debt	—	98.1
Repayment of long-term debt	—	(97.1)
Net proceeds from long-term borrowings	$—	$1.0
Net repayments of total borrowings	$(46.5)	$(3.6)

In August 2017, the Registrant and one of its wholly owned subsidiaries established a commercial paper program (the "Commercial Paper Program") for the issuance of commercial paper in the form of short-term promissory notes in an aggregate principal amount not to exceed $750.0 million. Borrowings under the Commercial Paper Program will be used for general corporate purposes. The aggregate amount of borrowings that the Company is currently authorized to have outstanding under the Commercial Paper Program and the Registrant's four-year $375.0 million and five-year $375.0 million multi-bank, multi-currency, committed unsecured revolving credit facilities is $750.0 million. The Registrant guarantees the obligations of its wholly owned subsidiary under the Commercial Paper Program. Maturities of commercial paper notes may vary, but cannot exceed 397 days from the date of issuance. Notes issued under the Commercial Paper Program will rank equally with the Registrant's present and future unsecured and unsubordinated indebtedness.

TIFFANY & CO.

Under all of the Company's credit facilities and the Commercial Paper Program, at October 31, 2017 there were $193.2 million of borrowings, $5.6 million of letters of credit issued but not outstanding and $836.6 million available for borrowing. At October 31, 2016, there were $219.5 million of borrowings, $3.7 million of letters of credit issued but not outstanding and $815.4 million available for borrowing. The weighted-average interest rate for the amount outstanding at October 31, 2017 was 3.63% compared with 2.63% at October 31, 2016.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders' equity was 34% at October 31, 2017, 37% at January 31, 2017 and 38% at October 31, 2016.

At October 31, 2017, the Company was in compliance with all debt covenants.

Share Repurchases. In January 2016, the Registrant's Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the program have been executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The program will expire on January 31, 2019. As of October 31, 2017, $250.3 million remained available for repurchase under the program.

The Company's share repurchase activity was as follows:

	Third Quarter		Year-to-date
(in millions, except per share amounts)	2017	2016	2017	2016
Cost of repurchases	$27.7	$30.8	$60.2	$180.7
Shares repurchased and retired	0.3	0.5	0.7	2.8
Average cost per share	$92.31	$67.72	$92.16	$65.13

Contractual Obligations

The Company’s contractual cash obligations and commercial commitments at October 31, 2017 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2017.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

TIFFANY & CO.

2017 Outlook

For the fiscal year ending January 31, 2018 ("fiscal 2017"), management's outlook calls for: (i) worldwide net sales increasing over the prior year by a low-single-digit percentage as reported and on a constant-exchange-rate basis and (ii) net earnings per diluted share increasing by a high-single-digit percentage over 2016's earnings per diluted share of $3.55 and by a mid-single-digit percentage over 2016's earnings per diluted share (excluding charges) of $3.75 (see "Non-GAAP Measures"). These expectations are approximations and are based on the Company's plans and assumptions for the full year, including: (i) worldwide gross retail square footage increasing 2%, net through nine store openings, seven relocations and seven closings; (ii) operating margin above the prior year as reported (and in line with the prior year when excluding prior year charges; see "Non-GAAP Measures") with gross margin unchanged from the prior year; (iii) interest and other expenses, net of $35 million to $37 million; (iv) an effective income tax rate of approximately 33%; (v) no meaningful effect in fiscal 2017 from the U.S. dollar versus foreign currencies on a year-over-year basis; and (vi) minimal benefit to net earnings per diluted share from share repurchases.

Management also expects for fiscal 2017: (i) net cash provided by operating activities of approximately $700 million and (ii) free cash flow (see "Non-GAAP Measures") of approximately $450 million. These expectations are approximations and are based on the Company's plans and assumptions, including: (i) net inventories increasing at approximately the same rate as sales growth, (ii) capital expenditures of $235 million to $250 million and (iii) net earnings in line with management’s expectations, as described above.

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

These forward-looking statements are based upon the current views and plans of management, speak only as of the date on which they are made and are subject to a number of risks and uncertainties, many of which are outside of the Company's control. Actual results could therefore differ materially from the planned, assumed or expected results expressed in, or implied by, these forward-looking statements. While we cannot predict all of the factors that could form the basis of such differences, key factors include, but are not limited to: global macroeconomic and geopolitical developments; changes in interest and foreign currency rates; changes in taxation policies and regulations; shifting tourism trends; regional instability; violence (including terrorist activities); political activities or events; weather conditions that may affect local and tourist consumer spending; changes in consumer confidence, preferences and shopping patterns, as well as the Company's ability to accurately predict and timely respond to such changes; shifts in the Company's product and geographic sales mix; variations in the cost and availability of diamonds, gemstones and precious metals; adverse publicity regarding the Company or its products, the Company’s third-party vendors or the diamond or jewelry industry more generally; any non-compliance by third-party vendors or suppliers with the Company’s sourcing and quality standards, codes of conduct, or contractual requirements as well as applicable laws and regulations; changes in the Company's competitive landscape; disruptions impacting the Company's business and operations; failure to successfully implement or make changes to the Company's information systems; gains or losses in the trading value of the Company's stock, which may impact the amount of stock repurchased; and the Company's ability to successfully control costs and execute on, and achieve the expected benefits from, the

TIFFANY & CO.

operational and strategic initiatives. Developments relating to these and other factors may also warrant changes to the Company's operating and strategic plans, including with respect to store openings, closings and renovations, capital expenditures, information systems development, inventory management, and continuing execution on, or timing of, the aforementioned initiatives. Such changes could also cause actual results to differ materially from the expected results expressed in, or implied by, the forward-looking statements.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of October 31, 2017 is 12 months.

In 2016 and 2017, the Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. As of October 31, 2017, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in billions)	(in millions)
July 2016	October 1, 2024	¥10.6	$100.0
March 2017	April 1, 2027	11.0	96.1
May 2017	April 1, 2027	5.6	50.0

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations through the use of a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts in order to manage the effect of volatility in precious metal prices. The maximum term of the Company's outstanding precious metal collars and forward contracts as of October 31, 2017 is 18 months.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $73.0 million at October 31, 2017) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.8 billion at October 31, 2017) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $121.0 million at October 31, 2017) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $543.0 million at October 31, 2017) (calculated based on alleged future lost profits of the Tiffany Parties).

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

Management has not established any accrual in the Company's condensed consolidated financial statements for the quarter ended October 31, 2017 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award by the Supreme Court and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject

TIFFANY & CO.

to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees (which will be determined at a later date), and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). Costco has filed an appeal from the judgment, as well as a motion in the Court for a new trial. The appeal has been automatically stayed pending determination of the Court motion. Costco has also filed an appeal bond to secure the amount of the judgment entered by the Court pending appeal, so the Tiffany plaintiffs will be unable to enforce the judgment while the motion for a new trial and the appeal are pending. As such, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of October 31, 2017, and expects that this matter will not ultimately be resolved until, at the earliest, the Company's fiscal year ending January 31, 2019.

Item 1A.	Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In January 2016, the Registrant's Board of Directors approved a new share repurchase program which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the program have been executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The program will expire on January 31, 2019.

The following table contains the Company's purchases of equity securities in the third quarter of 2017:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
August 1, 2017 to August 31, 2017	7,050	$ 89.33	7,050	$ 277.3
September 1, 2017 to September 30, 2017	144,949	$ 91.18	144,949	$ 264.1
October 1, 2017 to October 31, 2017	148,032	$ 93.55	148,032	$ 250.3
TOTAL	300,031	$ 92.31	300,031	$ 250.3

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2017, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 29, 2017	TIFFANY & CO.
(Registrant)

By: /s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.