Form 10-K
period 2018-01-31
TIFFANY & CO
filed 2018-03-16
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2018 OR
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2017, the aggregate market value of the registrant's voting and non-voting stock held by non-affiliates of the registrant was approximately $11,993,601,775 using the closing sales price on July 31, 2017 of $95.51. See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of March 12, 2018, the registrant had outstanding 124,398,512 shares of its common stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE.
The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant's Proxy Statement Dated April 6, 2018 (Part III).

TIFFANY & CO.

Tiffany & Co.

Form 10-K for the fiscal year ended January 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The historical trends and results reported in this annual report on Form 10-K should not be considered an indication of future performance. Further, statements contained in this annual report on Form 10-K that are not statements of historical fact, including those that refer to plans, assumptions and expectations for future periods, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, the statements under "2018 Outlook" as well as statements that can be identified by the use of words such as 'expects,' 'projects,' 'anticipates,' 'assumes,' 'forecasts,' 'plans,' 'believes,' 'intends,' 'estimates,' 'pursues,' 'scheduled,' 'continues,' 'outlook,' 'may,' 'will,' 'can,' 'should' and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's plans, assumptions, expectations, beliefs and objectives with respect to store openings and closings; product introductions; sales; sales growth; sales trends; store traffic; the Company's strategy and initiatives and the pace of execution thereon; the Company's objectives to compete in the global luxury market and to improve financial performance; retail prices; gross margin; operating margin; expenses; interest expense and financing costs; effective income tax rate; the nature, amount or scope of charges resulting from recent revisions to the U.S. tax code; net earnings and net earnings per share; share count; inventories; capital expenditures; cash flow; liquidity; currency translation; macroeconomic conditions; growth opportunities; litigation outcomes and recovery related thereto; contributions to Company pension plans; and certain ongoing or planned real estate, product, marketing, retail, customer experience, manufacturing, supply chain, information systems development, upgrades and replacement, and other operational initiatives and strategic priorities.

These forward-looking statements are based upon the current views and plans of management, speak only as of the date on which they are made and are subject to a number of risks and uncertainties, many of which are outside of our control. Actual results could therefore differ materially from the planned, assumed or expected results expressed in, or implied by, these forward-looking statements. While we cannot predict all of the factors that could form the basis of such differences, key factors include, but are not limited to: global macroeconomic and geopolitical developments; changes in interest and foreign currency rates; changes in taxation policies and regulations (including changes effected by the recent revisions to the U.S. tax code) or changes in the guidance related to, or interpretation of, such policies and regulations; shifting tourism trends; regional instability; violence (including terrorist activities); political activities or events; weather conditions that may affect local and tourist consumer spending; changes in consumer confidence, preferences and shopping patterns, as well as our ability to accurately predict and timely respond to such changes; shifts in the Company's product and geographic sales mix; variations in the cost and availability of diamonds, gemstones and precious metals; adverse publicity regarding the Company and its products, the Company’s third-party vendors or the diamond or jewelry industry more generally; any non-compliance by third-party vendors and suppliers with the Company’s sourcing and quality standards, codes of conduct, or contractual requirements as well as applicable laws and regulations; changes in our competitive landscape; disruptions impacting the Company's business and operations; failure to successfully implement or make changes to the Company's information systems; gains or losses in the trading value of the Company's stock, which may impact the amount of stock repurchased; and the Company's ability to successfully control costs and execute on, and achieve the expected benefits from, the operational initiatives and strategic priorities referenced above. Developments relating to these and other factors may also warrant changes to the Company's operating and strategic plans, including with respect to store openings, closings and renovations, capital expenditures, information systems development, inventory management, and continuing execution on, or timing of, the aforementioned initiatives and priorities. Such changes could also cause actual results to differ materially from the expected results expressed in, or implied by, the forward-looking statements.

Additional information about potential risks and uncertainties that could affect the Company’s business and financial results is included under "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report on Form 10-K for the fiscal year ended January 31, 2018. Readers of this annual report on Form 10-K should consider the risks, uncertainties and factors outlined above and in this Form 10-K in evaluating, and are cautioned not to place undue reliance on, the forward-looking statements contained herein. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

TIFFANY & CO.

PART I

Item 1. Business.

GENERAL HISTORY AND NARRATIVE DESCRIPTION OF BUSINESS

Tiffany & Co. (the "Registrant") is a holding company that operates through Tiffany and Company ("Tiffany") and the Registrant's other subsidiary companies (collectively, the "Company"). Charles Lewis Tiffany founded Tiffany's business in 1837. He incorporated Tiffany in New York in 1868. The Registrant acquired Tiffany in 1984 and completed the initial public offering of the Registrant's Common Stock in 1987. The Registrant, through its subsidiaries, sells jewelry and other items that it manufactures or has made by others to its specifications.

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

•
While the classic positioning of much of Tiffany's product line supports the Brand and requires sufficient display space in its stores, management's strategic priorities also include the accelerated introduction of new design collections primarily in jewelry, but also in non-jewelry products, which could result in a necessary reallocation of product display space;

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

FINANCIAL INFORMATION ABOUT REPORTABLE SEGMENTS

The Company has four reportable segments: (i) Americas, (ii) Asia-Pacific, (iii) Japan and (iv) Europe. All non-reportable segments are included within Other. The Company transacts business within certain of its segments through the following channels: (i) retail, (ii) Internet, (iii) catalog, (iv) business-to-business (products drawn from

TIFFANY & CO.

the retail product line and items specially developed for the business market) and (v) wholesale distribution (merchandise sold to independent distributors for resale). The Company's segment information for the fiscal years ended January 31, 2018, 2017 and 2016 is reported in "Item 8. Financial Statements and Supplementary Data - Note P. Segment Information."

Americas

Sales in the Americas represented 45% of worldwide net sales in 2017, while sales in the United States ("U.S.") represented approximately 90% of net sales in the Americas. Sales are transacted through the following channels: retail (in the U.S., Canada and Latin America), Internet and catalog (in the U.S. and Canada), business-to-business (in the U.S.) and wholesale distribution (in Latin America and the Caribbean).

Retail sales in the Americas are transacted in 124 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2018 included in parentheses): the U.S. (94), Canada (13), Mexico (11), Brazil (5) and Chile (1). Included within these totals are 10 Company-operated stores located within various department stores in Canada and Mexico. Included in the U.S. retail stores is the New York Flagship store, which represented less than 10% of worldwide net sales in 2017.

Asia-Pacific

Sales in Asia-Pacific represented 26% of worldwide net sales in 2017, while sales in Greater China represented approximately 60% of Asia-Pacific's net sales. Sales are transacted through the following channels: retail, Internet (in Australia) and wholesale distribution.

Retail sales in Asia-Pacific are transacted in 87 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2018 included in parentheses): China (31), Korea (15), Australia (11), Hong Kong (10), Taiwan (7), Singapore (5), Macau (4), Malaysia (2), New Zealand (1) and Thailand (1). Included within these totals are 34 Company-operated stores located within various department stores.

Japan

Sales in Japan represented 14% of worldwide net sales in 2017. Sales are transacted through the following channels: retail, Internet, business-to-business and wholesale distribution.

Retail sales in Japan are transacted in 54 Company-operated TIFFANY & CO. stores. Included within this total are 49 stores located within department stores, generating approximately 75% of Japan's net sales. There are four large department store groups in Japan. The Company operates TIFFANY & CO. stores in locations controlled by these groups as follows (number of locations at January 31, 2018 included in parentheses): Isetan Mitsukoshi Ltd. (13), J. Front Retailing Co., Ltd. (Daimaru and Matsuzakaya department stores) (8), Takashimaya Co., Ltd. (8) and Seven & i Holding Co., Ltd. (Sogo and Seibu department stores) (5). The Company also operates 15 stores in other department stores.

Europe

Sales in Europe represented 12% of worldwide net sales in 2017, while sales in the United Kingdom ("U.K.") represented approximately 40% of European net sales. Sales are transacted through the following channels: retail, Internet and wholesale distribution.

Retail sales in Europe are transacted in 46 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2018 included in parentheses): the U.K. (11), Italy (10), Germany (6), France (5), Spain (3), Switzerland (3), the Netherlands (2), Russia (2), Austria (1), Belgium (1), the Czech Republic (1) and Ireland (1). Included within these totals are nine Company-operated stores located within various department stores. The Company currently operates e-commerce enabled websites within the following countries: U.K., Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands and Spain.

TIFFANY & CO.

Other

Other consists of all non-reportable segments, including: (i) retail sales transacted in four Company-operated TIFFANY & CO. stores in the United Arab Emirates ("U.A.E.") and wholesale distribution in the Emerging Markets region (which represented approximately 50% of Other net sales in 2017); (ii) wholesale sales of diamonds (see "PRODUCT SUPPLY CHAIN – Supply of Diamonds" below); and (iii) licensing agreements.

Licensing Agreements. The Company receives earnings from a licensing agreement with Luxottica Group, for the development, production and distribution of TIFFANY & CO. brand eyewear, and from a licensing agreement with Coty Inc., for the development, production and distribution of a new line of TIFFANY & CO. brand fragrances. The earnings received from these licensing agreements represented less than 1% of worldwide net sales in 2017.

Retail Distribution Base

Management regularly evaluates opportunities to optimize its retail store base. This includes evaluating potential markets for new TIFFANY & CO. stores, as well as the renovation, relocation, or closing of existing stores. Considerations include the characteristics of the markets to be served, consumer demand and the proximity of other luxury brands and existing TIFFANY & CO. locations. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the Brand, but believes that there are a number of opportunities remaining in new and existing markets that will meet the requirements for a TIFFANY & CO. location in the future.

The following chart details the number of TIFFANY & CO. retail locations operated by the Company since 2013:

	Americas
Year:	U.S.	Canada & Latin America	Asia-Pacific	Japan	Europe	Emerging Markets	Total
2013	94	27	72	54	37	5	289
2014	95	27	73	56	39	5	295
2015	95	29	81	56	41	5	307
2016	95	30	85	55	43	5	313
2017	94	30	87	54	46	4	315

As part of the Company's long-term objectives, management plans to increase gross retail square footage by approximately 2%, net through the addition of new stores, relocations, renovations and closings in 2018. For a summary of the Company's existing retail square footage, see "Item 2. Properties".

E-Commerce, Catalog and Phone Orders

The Company currently operates e-commerce enabled websites in 13 countries as well as informational websites in several additional countries. To a lesser extent, sales are also generated through catalogs that the Company distributes in certain countries as well as orders placed via telephone in certain markets. Sales transacted on those websites, through catalogs or via telephone accounted for 7% of worldwide net sales in 2017, 2016 and 2015. The Company invests in ongoing website enhancements and is evaluating opportunities to expand its e-commerce sites to additional countries. In addition, management believes that these websites serve an important marketing role in attracting customers to the Company's stores.

Products

The Company's principal product category is jewelry, which represented 91%, 92% and 93% of worldwide net sales in 2017, 2016 and 2015. The Company offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. Designs are developed by employees, suppliers, independent designers and independent "named" designers (see "MATERIAL DESIGNER LICENSE" below).

The Company also sells timepieces, leather goods, sterling silver goods (other than jewelry), china, crystal, stationery, eyewear, fragrances and other accessories, which represented, in total, 7% of worldwide net sales in 2017, 2016 and 2015. The remainder of worldwide net sales were attributable to wholesale sales of diamonds and earnings received from third-party licensing agreements.

TIFFANY & CO.

Sales by Reportable Segment of TIFFANY & CO. Jewelry by Category

2017	% of total Americas Sales	% of total Asia-Pacific Sales	% of total Japan Sales	% of total Europe Sales	% of total Reportable Segment Sales
Jewelry collections [a]	54%	61%	31%	61%	53%
Engagement jewelry [b]	21%	30%	38%	24%	26%
Designer jewelry [c]	14%	8%	22%	12%	14%

2016
Jewelry collections [a]	54%	56%	31%	59%	52%
Engagement jewelry [b]	22%	35%	39%	26%	28%
Designer jewelry [c]	14%	7%	23%	11%	13%

2015
Jewelry collections [a]	53%	56%	33%	60%	52%
Engagement jewelry [b]	23%	35%	39%	25%	28%
Designer jewelry [c]	14%	8%	21%	11%	13%
a) This category includes jewelry in a wide range of prices within the Company's high jewelry and named jewelry collections such as Tiffany Victoria®, Tiffany Soleste®, Tiffany Keys, Tiffany T, Tiffany HardWear and Return to Tiffany®, among others. Jewelry in this category is primarily crafted using precious metals (platinum, gold or sterling silver) and may contain diamonds and/or other gemstones.
b) This category includes engagement rings (approximately 60% of the category) and wedding bands. Most jewelry in this category contains diamonds and is constructed of platinum and/or gold.

c)
This category includes only jewelry that is attributed to one of the Company’s "named" designers: Elsa Peretti (refer to "MATERIAL DESIGNER LICENSE" below), Paloma Picasso and Jean Schlumberger. Jewelry in this category is primarily crafted using precious metals (platinum, gold or sterling silver) and may contain diamonds and/or other gemstones.

The Jewelry collections category reflects the combination of the previously reported high, fine & solitaire jewelry and fashion jewelry categories. Additionally, jewelry bearing the name of and attributed to Jean Schlumberger, which was previously reported within the high, fine & solitaire jewelry category, has been reclassified into the Designer jewelry category. Such changes or reclassifications have been made to conform with management's current internal analysis of product sales and are reflected for each of the periods presented in the table above.

ADVERTISING, MARKETING, PUBLIC AND MEDIA RELATIONS

The Company's strategy is to invest in marketing and public relations programs designed to build awareness of the Brand, its heritage and its products, as well as to enhance the Brand’s association among consumers with quality and luxury. The Company regularly advertises in newspapers, magazines and through digital media. Public and media relations activities are also significant to the Company's business. The Company engages in a program of media activities and marketing events to maintain consumer awareness of the Brand and TIFFANY & CO. products. It also publishes its well-known Blue Book to showcase its high-end jewelry. In 2017, 2016 and 2015, the Company spent $314.9 million, $299.0 million and $302.0 million, representing 7.6%, 7.5% and 7.4% of worldwide net sales in those respective years, on advertising, marketing and public and media relations, which include costs for media, production, catalogs, Internet, visual merchandising (in-store and window displays), marketing events and other related items.

In addition, management believes that the Brand is enhanced by a program of charitable sponsorships, grants and merchandise donations. The Company also periodically makes donations to The Tiffany & Co. Foundation, a private

TIFFANY & CO.

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

MATERIAL DESIGNER LICENSE

Since 1974, Tiffany has been the sole licensee for the intellectual property rights necessary to make and sell jewelry and other products designed by Elsa Peretti and bearing her trademarks. The designs of Ms. Peretti accounted for 9%, 9% and 8% of the Company's worldwide net sales in 2017, 2016 and 2015.

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

TIFFANY & CO.

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

PRODUCT SUPPLY CHAIN

The Company's strategic priorities include maintaining substantial control over its product supply chain through internal jewelry manufacturing and direct diamond sourcing. The Company manufactures jewelry in New York, Rhode Island and Kentucky, polishes jewelry in the Dominican Republic and crafts silver hollowware in Rhode Island. In total, these internal manufacturing facilities produce approximately 60% of the jewelry sold by the Company. The balance, and almost all non-jewelry items, is purchased from third parties. The Company may increase the percentage of internally-manufactured jewelry in the future, but management does not expect that the Company will ever manufacture all of its needs. Factors considered by management in its decision to use third-party manufacturers include access to or mastery of various product-making skills and technology, support for alternative capacity, product cost and the cost of capital investments. To supply its internal manufacturing facilities, the Company processes, cuts and polishes rough diamonds at its facilities outside the U.S. and sources precious metals, rough diamonds, polished diamonds and other gemstones, as well as certain fabricated components, from third parties.

Supply of Diamonds. The Company regularly purchases parcels of rough diamonds for polishing and further processing. The vast majority of diamonds acquired by the Company originate from Botswana, Canada, Namibia, Russia and South Africa. The Company has diamond processing operations in Belgium, Botswana, Cambodia, Mauritius and Vietnam that prepare and/or cut and polish rough diamonds for its use. The Company conducts operations in Botswana through a subsidiary in which local third parties own minority, non-controlling interests, allowing the Company to access rough diamond allocations reserved for local manufacturers. The Company maintains a relationship and has an arrangement with these local third parties; however, if circumstances warrant, the Company could seek to replace its existing local partners or operate without local partners.

The Company secures supplies of rough diamonds primarily through arrangements with diamond producers and, to a lesser extent, on the secondary market. Most of this supply comes from arrangements in which the Company accesses rough diamonds that are offered for sale (including as a sightholder or through the right to purchase a defined portion of a mine's output), although with no contractual purchase obligation for such rough diamonds. A smaller portion of rough diamond purchases is made through agreements in which the Company is required to purchase a minimum volume of rough diamonds (anticipated to be approximately $45.0 million in 2018). All such supply arrangements are generally at the market price prevailing at the time of purchase.

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

In recent years, approximately 65% – 75% (by dollar value) of the polished diamonds used in the Company's jewelry have been produced from rough diamonds that the Company has purchased. The balance of the Company's needs for polished diamonds is purchased from polishers or polished-diamond dealers generally through purchase orders for fixed quantities. These relationships may be terminated at any time by either party, but such a termination would not discharge either party's obligations under unfulfilled purchase orders accepted prior to the termination. It is the Company's intention to continue to supply the majority of its needs for diamonds by purchasing and polishing rough diamonds.

TIFFANY & CO.

Products containing one or more diamonds of varying sizes, including diamonds used as accents, side-stones and center-stones, accounted for 57%, 59% and 59% of worldwide net sales in 2017, 2016 and 2015.

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

In addition, the supply and prices of rough and polished diamonds in the principal world markets have been and continue to be influenced by the Diamond Trading Company ("DTC"), an affiliate of the De Beers Group. Although the DTC's historical ability to control worldwide production has diminished due to its lower share of worldwide production and changing policies in diamond-producing countries, the DTC continues to supply a meaningful portion of the world market for rough, gem-quality diamonds and continues to impact diamond supply through its marketing and advertising initiatives. A significant portion of the diamonds that the Company purchased in 2017 had their source with the DTC.

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

Purchases of Precious Metals and Other Polished Gemstones. Precious metals and other polished gemstones used in making jewelry are purchased from a variety of sources for use in the Company's internal manufacturing operations and/or for use by third-party manufacturers contracted to supply Tiffany merchandise. The silver, gold and platinum sourced directly by the Company principally come from two sources: (i) in-ground, large-scale deposits of metals, primarily in the U.S., that meet the Company's standards for responsible mining and (ii) metals from recycled sources. While the Company may supply precious metals to a manufacturer, it cannot determine, in all

TIFFANY & CO.

circumstances, whether the finished goods provided by such manufacturer were actually produced with Company-supplied precious metals.

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

Finished Jewelry. Finished jewelry is purchased from approximately 50 manufacturers. However, the Company does not enter into long-term supply arrangements with its finished goods vendors. The Company does enter into merchandise vendor agreements with nearly all of its finished goods vendors. The merchandise vendor agreements establish non-price terms by which the Company may purchase and by which vendors may sell finished goods to the Company. These terms include payment terms, shipping procedures, product quality requirements, merchandise specifications and vendor social responsibility requirements. The Company generally enters into purchase orders for fixed quantities of merchandise with its vendors. These relationships may be terminated at any time by either party; such termination would not discharge either party's obligations under unfulfilled purchase orders accepted prior to termination. The Company actively seeks alternative sources for its best-selling jewelry items to mitigate any potential disruptions in supply. However, due to the craftsmanship involved in a small number of designs, the Company may have difficulty finding readily available alternative suppliers for those jewelry designs in the short term.

Watches. The Company sells TIFFANY & CO. brand watches, which are designed, produced, marketed and distributed through certain of the Company's Swiss subsidiaries. The Company has relationships with approximately 30 component and subassembly vendors to manufacture watches. The terms of the Company's contractual relationships with these vendors are substantially similar to those described under "Finished Jewelry" above. Sales of these TIFFANY & CO. brand watches represented approximately 1% of worldwide net sales in 2017, 2016 and 2015.

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

EMPLOYEES

As of January 31, 2018, the Company employed an aggregate of approximately 13,100 full-time and part-time persons. Of those employees, approximately 5,600 are employed in the United States.

TIFFANY & CO.

AVAILABLE INFORMATION

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the Securities and Exchange Commission's ("SEC") Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Tiffany & Co. and other companies that electronically file materials with the SEC. Copies of the Company's reports on Form 10-K, Form 10-Q and Form 8-K may be obtained, free of charge, on the Company's website at http://investor.tiffany.com/financials.cfm.

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

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Poor sales results during the fourth quarter would have an adverse effect on annual earnings and inventories in the short term.

TIFFANY & CO.

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

•	uncertainties from changes in U.S. or foreign taxation policies, including, for example, as a result of recent revisions to the U.S. tax code;

•	compliance by third party vendors and suppliers with the Company's sourcing and quality standards, codes of conduct, or contractual requirements as well as applicable laws and regulations;

•	import and export licensing requirements and regulations, as well as unforeseen changes in regulatory requirements;

•
political or economic instability in foreign countries, including the potential for rapid and unexpected changes in government, economic and political policies (including diplomatic and trade relations or agreements with other countries), political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation – as a result of, for example, (1) the United Kingdom's ("U.K.") referendum vote to exit the European Union ("E.U."), as discussed below, or (2) changes in government policies resulting from the change in the U.S. Presidential administration in 2017;

•	challenges inherent in oversight of foreign operations, systems and controls;

•	potential negative consequences from foreign governments' currency management practices;

•	uncertainties as to enforcement of certain contract and other rights; and

•	inventory risk exposures.

In June 2016, voters in the U.K. approved an advisory referendum to withdraw from the E.U., commonly referred to as "Brexit." Negotiations have commenced to determine the U.K.'s future relationship with the E.U., including terms of trade. However, there can be no assurance regarding the duration of such negotiations or the terms thereof. A withdrawal could significantly disrupt the free movement of goods, services, and people between the U.K. and the E.U., and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. There may be similar referendums or votes in other European countries in which the Company does business. The uncertainty surrounding the terms of the U.K.'s withdrawal and its consequences, as well as the impact of any similar circumstances that may arise elsewhere in Europe, could increase the Company's costs and adversely impact consumer and investor confidence, and the level of consumer discretionary purchases, including purchases of the Company’s products.

While these factors and the effect of these factors are difficult to predict, any one or more of them could lower the Company's revenues, increase its costs, reduce its earnings or disrupt its business.

(iv) Recent revisions to the U.S. tax code, including changes in the guidance related to, or interpretation and application of, such revisions could materially affect the Company's tax obligations, provision for income taxes and effective tax rate.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the 2017 U.S. Tax Cuts and Jobs Act (the "2017 Tax Act"), which significantly affected U.S. tax law by changing how the U.S. imposes income tax on U.S. taxpayers. In particular, these changes impact the U.S. taxation of earnings in the jurisdictions in which the Company operates, the measurement of its deferred tax assets and liabilities and the Company's plans to repatriate the earnings of its non-U.S. subsidiaries to the U.S. The provisions of the 2017 Tax Act will likely be subject to further interpretation by the Internal Revenue Service, which has broad authority to issue regulations and interpretative guidance that may significantly impact how the Company will apply such provisions.

Changes in tax law are accounted for in the period of enactment. As a result, the Company's 2017 consolidated financial statements reflect provisional estimates of the immediate tax effect of the 2017 Tax Act. As the Company

TIFFANY & CO.

refines its provisional estimate calculations, further analyzes provisions of the 2017 Tax Act and any subsequent guidance related thereto, these provisional estimates could be affected, which could have a material impact on the Company's future financial results, including its fiscal 2018 results (see "Item 7. Management's Discussion and Analysis - 2018 Outlook"). Additionally, further regulatory or GAAP accounting guidance regarding the 2017 Tax Act could also materially affect the Company's future financial results.

(v) A strengthening of the U.S. dollar against foreign currencies would negatively affect the Company's sales and profitability.

The Company operates retail stores in more than 20 countries outside of the U.S. and, as a result, is exposed to market risk from fluctuations in foreign currency exchange rates, including, among others, the Japanese Yen, Euro, British Pound and Chinese Yuan. In 2017, sales in countries outside of the U.S. in aggregate represented a substantial portion of the Company's net sales and earnings from operations. A strengthening of the U.S. dollar against foreign currencies would require the Company to raise its retail prices in various locations outside of the U.S. in order to maintain its worldwide relative pricing structure, or reduce its profit margins. Consumers in those markets may not accept significant price increases on the Company's goods; thus, there is a risk that a strengthening of the U.S. dollar would result in reduced sales and profitability. In addition, a weakening of any foreign currency relative to other currencies may negatively affect spending by foreign tourists in the various regions where the Company operates retail stores which would adversely affect its net sales and profitability.

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

(vi) Political activities, regional instability and/or conflict or similar events could disrupt tourist travel and local consumer spending.

Regional and global conflicts or crises, such as military actions, terrorist activities and natural disasters, geopolitical or regulatory developments (and any related protests) and other similar events and conditions in the various regions and cities where the Company operates retail stores may negatively affect spending by both foreign tourists and local consumers. The Company's retail stores, many of which are located in major metropolitan areas globally, may in fact have close proximity to the locations of such events – for example, the Company's New York Flagship store is located adjacent to a private residence of the U.S. President which has, at times, impacted consumer access as a result of security measures. The occurrence of the types of events or conditions described above, or the related effect of security measures implemented to address the possibility of such occurrences, could affect consumer traffic and/or spending in one or more of the Company's locations, which could adversely affect the Company's sales and earnings. While sales in the Company's largest store (the New York Flagship) represent less than 10% of worldwide net sales, the impact of significant sales declines in any one store could still be meaningful to consolidated results.

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

(viii) Increases in costs of diamonds, other gemstones and precious metals or reduced supply availability may adversely affect the Company's ability to produce and sell products at desired profit margins.

Most of the Company's jewelry offerings are made with diamonds, other gemstones and/or precious metals. A significant increase in the costs or change in the supply of these commodities could adversely affect the Company's business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial increase or

TIFFANY & CO.

decrease in the cost or supply of precious metals, high-quality rough and polished diamonds (within the quality grades, colors and sizes that customers demand) and/or other gemstones could affect, negatively or positively, customer demand, sales and gross profit margins. Additionally, should synthetic diamonds (diamonds manufactured but not naturally occurring) and/or treated diamonds (naturally occurring diamonds subject to treatment processes, such as irradiation) be offered in significant quantities and gain consumer acceptance, the supply of, demand for and prices for natural diamonds may be affected.

(ix) The Company may be unable to secure and retain sufficient space for its retail stores in prime locations, and maintaining the Company's brand image and desirability to consumers requires significant investment in store construction, maintenance and periodic renovation.

The Company, positioned as a luxury goods retailer, has established its retail presence in choice store locations. Management regularly evaluates opportunities to optimize its retail store base, including potential markets for new TIFFANY & CO. stores, as well as the renovation and relocation of its existing stores. Maintaining the Company's brand image and desirability to consumers requires that stores be constructed and maintained in a manner consistent with that brand image. This requires significant capital investment, including for periodic renovations of existing stores. Renovations of existing stores may also result in temporary disruptions to an individual store's business. For example, the Company is in the conceptual phase of a multi-year effort to renovate its New York Flagship store, which will require significant capital investment and may result in business and/or consumer traffic disruptions to that store, once such renovations begin. If the Company cannot secure and retain store locations on suitable terms in prime and desired luxury shopping locations, or if its investments to construct and/or renovate existing stores do not generate sufficient incremental sales and/or profitability or significantly disrupt sales and/or profitability during renovations, the Company's sales and/or earnings performance could be jeopardized.

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

The TIFFANY & CO. brand's association with quality and luxury is integral to the success of the Company's business. The Company's expansion plans for retail, e-commerce and other direct selling operations and merchandise development, production and management support the appeal of the TIFFANY & CO. brand. Consequently, poor maintenance, promotion and positioning of the TIFFANY & CO. brand, as well as market over-saturation, may adversely affect the business by diminishing the distinctive appeal of the TIFFANY & CO. brand and tarnishing its image. This could result in lower sales and earnings.

In addition, adverse publicity regarding TIFFANY & CO. and its products, as well as adverse publicity in respect of, or resulting from, the Company's third-party vendors or the diamond or jewelry industries more generally, could adversely affect the Company’s business. For example, the Company sources from third-party vendors certain products that, from time to time, may not, or may contain raw materials that do not, meet the Company's sourcing and quality standards as well as applicable requirements and regulations. In such instances, although the Company may have recourse against such third-party vendors, the Company may self-report to the relevant regulatory agencies, recall affected products and/or pay potential fines. By way of further example, during the Company's regular internal

TIFFANY & CO.

quality testing in 2016, the Company identified a potential breach of the Company's sourcing and quality standards applicable to third party vendors. The Company assessed the composition of certain of its gold products manufactured primarily by certain U.S. third-party vendors, which contained gold solder manufactured by other U.S. vendors, to determine whether such products were in compliance with applicable consumer products requirements and regulations. Following this assessment, management determined that no liability was required to be recorded.

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

The Company is increasingly dependent on its information systems to operate its business, including in designing, manufacturing, marketing and distributing its products, as well as processing transactions, managing inventory and accounting for and reporting its results. Given the complexity of the Company's global business, it is critical that the Company maintain the uninterrupted operation of its information systems. Despite the Company’s preventative efforts, its information systems may be vulnerable to damage, disruption or shutdown due to power outages, computer and telecommunications failures, computer viruses, systems failures, security breaches or natural disasters. Damage, disruption or shutdown of the Company’s information systems may require a significant investment to fix or replace them, and the Company could suffer interruptions in its operations in the interim.

In addition, in the ordinary course of business, the Company regularly evaluates and makes changes and upgrades to its information systems. The Company is in the process of executing its multi-year effort to evaluate and, where appropriate, to upgrade and/or replace certain of its information systems, including systems for global customer relationship management, order management and inventory management. These system changes and upgrades can require significant capital investments and dedication of resources. While the Company follows a disciplined methodology when evaluating and making such changes, there can be no assurances that the Company will successfully implement such changes, that such changes will occur without disruptions to its operations or that the new or upgraded systems will achieve the desired business objectives. For example, in 2016 the Company recorded a pre-tax impairment charge of $25.4 million related to software costs capitalized in connection with the development of a new finished goods inventory management and merchandising information system. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Information Systems Assessment" for a discussion of this impairment charge.

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

(xiii) New and existing data privacy laws and/or a significant data security breach of the Company's information systems could increase the Company’s operational costs, subject the Company to claims and otherwise adversely affect its business.

The protection of customer, employee and Company information is important to the Company, and its customers and employees expect that their personal data will be adequately protected. In addition, the regulatory environment surrounding information security and data privacy is becoming increasingly demanding, with evolving requirements in respect of personal data use and processing, including significant penalties for non-compliance, in the various jurisdictions in which the Company does business. Although the Company has developed and implemented systems, policies, procedures and controls that are designed to protect personal data and Company information, prevent data loss and other security breaches, and otherwise identify, assess and analyze cybersecurity risks, such measures cannot provide absolute security. For example, the Company faces a complex and evolving threat landscape in which cybercriminals, nation-states and "hacktivists" employ a complex array of techniques designed to access personal data and other information, including the use of stolen access credentials, malware, ransomware, phishing, structured query language ("SQL") injection attacks and distributed denial-of-service attacks, which may penetrate

TIFFANY & CO.

the Company's systems despite its extensive and evolving protective information security measures. Further, the Company relies on its software and hardware providers to issue timely patches for known vulnerabilities; however, the failure of software and hardware companies to release or to timely release effective patching and the Company's reliance on patches or inability to patch software and hardware vulnerabilities, could expose it to increased risk of attack, data loss and data breach.

Additionally, the Company's implementation of new information technology or information systems and/or increased use and reliance on web-based hosted (i.e., cloud computing) applications and systems for the storage, processing and transmission of information, including customer and employee personal data, could expose the Company, its employees and its customers to a risk of loss or misuse of such information. The Company’s efforts to protect personal data and Company information may also be adversely impacted by data security or privacy breaches that occur at its third-party vendors. While the Company's contractual arrangements with such third-party vendors provide for the protection of personal data and Company information, the Company cannot control these vendors or their systems and cannot guarantee that a data security or privacy breach of their systems will not occur in the future.

A significant violation of applicable privacy laws or the occurrence of a cybersecurity incident resulting in breach of personal data or Company information could result in the temporary suspension of some or all of the Company's operating and/or information systems, damage the Company's reputation, its relationships with customers, vendors and service providers and the TIFFANY & CO. brand and could result in lost data, lost sales, sizable fines, increased insurance premiums, substantial breach-notification and other remediation costs and lawsuits as well as adversely affect results of operations. The Company may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, to comply with state, federal and international laws that may be enacted to address personal data processing risks and data security threats or to investigate or address potential or actual data security or privacy breaches.

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

(xvi) There is no assurance that the Company will be able to successfully grow its watch business.

The Company sells TIFFANY & CO. brand watches, which are designed, produced, marketed and distributed through certain of the Company's Swiss subsidiaries. Sales of these TIFFANY & CO. brand watches represented approximately 1% of worldwide net sales in 2017, 2016 and 2015. The development of this watch business has required and will continue to require additional resources and involves risks and uncertainties, including: (i) significant ongoing expenditures; (ii) the need to employ highly specialized and experienced personnel; (iii) dependence on relatively small supply partners; and (iv) production and distribution inefficiencies. In addition, the Company is competing with businesses with stronger market positions and has invested and will continue to invest in marketing to build customer awareness and to establish product differentiation. There is, however, no assurance that the Company will be able to effectively grow its watch business or that such business will be successful in growing the Company's revenues or enhancing its profitability.

TIFFANY & CO.

(xvii) If the Company is unable to effectively anticipate and respond to changes in consumer preferences and shopping patterns, or introduce new products or programs that appeal to new or existing customers, the Company's sales and profitability could be adversely affected.

The Company's continued success depends on its ability to anticipate and respond in a timely and cost-effective manner to changes in consumer preferences for jewelry and other luxury goods, attitudes towards the global jewelry industry as a whole, as well as the manner and locations in which consumers purchase such goods. The Company recognizes that consumer tastes cannot be predicted with certainty and are subject to change, which is compounded by the expanding use of digital and social media by consumers and the speed by which information and opinions are shared. The Company's product development strategy is to introduce new design collections, primarily jewelry, and/or expand certain existing collections annually. If the Company is unable to anticipate and respond in a timely and cost-effective manner to changes in consumer preferences and shopping patterns, including the development of an engaging omnichannel experience for its customers, the Company’s sales and profitability could be adversely affected.

In addition, management intends to increase its spending in a number of areas, including technology, marketing communications, visual merchandising, digital, and store presentations, which it believes are necessary to achieve its longer term sales, margin and earnings growth objectives. Such investment is also intended to build awareness of the Brand, its heritage and its products, as well as to enhance the Brand's association among consumers with quality and luxury. There can, however, be no assurance these strategies will appeal to new or existing customers or will result in increased sales or profitability.

Lastly, approximately 75% of the Company's stores are located within luxury department stores and shopping malls and benefit from the ability of those locations to generate consumer traffic. A substantial decline in department store and/or mall traffic may negatively impact the Company's ability to maintain or increase its sales in existing stores, as well as its ability to open new stores.

(xviii) The price of the Company's common stock may periodically rise or fall based on the Company's achievement of earnings forecasts and investors' expectations.

The Company's strategic planning process is designed to maximize its long-term strength, growth, and profitability. Management believes that this longer-term focus is in the best interests of the Company and its stockholders. At the same time, however, the Company recognizes that, from time to time, it may be helpful to provide investors with guidance as to management's annual earnings forecast. If, or when, the Company announces actual results that differ from those that have been forecast by management or others, the market price of the Company's common stock could be adversely affected.

The Company returns value to its stockholders through common stock share repurchases and payment of quarterly cash dividends. The market price of the Company's common stock could be adversely affected if the Company’s share repurchase activity and/or cash dividend rate differs from investors' expectations.

(xix) Recent changes in the Company's executive management team may be disruptive to, or cause uncertainty in, its business, results of operations and the price of the Company's common stock.

Certain members of the Company's executive management team have left the Company in recent years, which has required the Company to focus time and resources on recruiting new members of its executive management team. For example, in February 2017, Frederic Cumenal stepped down from his position as Chief Executive Officer ("CEO") of the Company, and the Company’s Board of Directors appointed Michael J. Kowalski (Chairman of the Board and former CEO at the time of appointment) as the Company’s Interim CEO. In October 2017, Alessandro Bogliolo joined the Company as CEO replacing Mr. Kowalski, who stepped down from that role. Any further changes in the Company's executive management team may be disruptive to, or cause uncertainty in, the Company's business, and could have a negative impact on the Company's ability to manage and grow its business effectively, its results of operations and the price of the Company's common stock.

TIFFANY & CO.

(xx) Environmental and climate changes could affect the Company's business.

The Company operates retail stores in more than 20 countries and has both domestic and foreign manufacturing operations that are susceptible to the risks associated with climate change. Such risks include those related to the physical impacts of climate change, such as more frequent and severe weather events and/or long term shifts in climate patterns, and risks related to the transition to a lower-carbon economy, such as reputational, market and/or regulatory risks. Climate change and climate events could result in social, cultural and economic disruptions in these areas, including supply chain disruptions, the disruption of local infrastructure and transportation systems that could limit the ability of the Company's employees and/or its customers to access the Company's stores or manufacturing locations, damage to such stores or locations or reductions in material availability and quality. These events could also compound adverse economic conditions and impact consumer confidence and discretionary spending. Despite the fact that the Company is pursuing numerous initiatives to reduce its environmental footprint, including efforts related to energy efficiency, renewable energy use and carbon offsets, there remains the risk that insufficient global cooperation could lead to increased negative impacts from climate change. While the Company has an ongoing program for reviewing its vulnerability to the impacts of severe weather events and other risks associated with climate change, these events could nonetheless negatively affect the Company's business and operations.

Item 1B. Unresolved Staff Comments.

NONE

Item 2. Properties.

The Company leases its various store premises (other than the New York Flagship store, which is owned by the Company) under arrangements that generally range from 3 to 10 years. The following table provides information on the number of locations and square footage of Company-operated TIFFANY & CO. stores as of January 31, 2018:

	Total Stores	Total Gross Retail Square Footage	Gross Retail Square Footage Range	Average Gross Retail Square Footage
Americas:
New York Flagship	1	45,500	45,500	45,500
Other stores	123	684,700	1,000 - 17,600	5,600
Asia-Pacific	87	245,900	400 - 12,800	2,800
Japan:
Tokyo Ginza	1	13,300	13,300	13,300
Other stores	53	141,800	1,600 - 7,500	2,700
Europe:
London Old Bond Street	1	22,400	22,400	22,400
Other stores	45	160,700	600 - 18,200	3,600
Emerging Markets	4	6,900	400 - 3,600	1,700
Total	315	1,321,200	400 - 45,500	4,200

Excluded from the store count and square footage amounts above are pop-up stores (stores with lease terms of 24 months or less).

TIFFANY & CO.

NEW YORK FLAGSHIP STORE

The Company owns the building, but not the air rights above the building, housing its New York Flagship store at 727 Fifth Avenue, which was designed to be a retail store for Tiffany and is well located for this function. Approximately 45,500 gross square feet of this 124,000 square foot building are devoted to retail sales and The Blue Box Cafe, which opened in 2017. The balance is devoted to administrative offices, certain product services, jewelry manufacturing and storage. The New York Flagship store is also the focal point for marketing and public relations efforts. Sales in this store represent less than 10% of worldwide net sales.

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

MANUFACTURING AND DESIGN FACILITIES

The Company owns and operates jewelry manufacturing facilities in Cumberland, Rhode Island and Lexington, Kentucky, leases a jewelry manufacturing facility in Pelham, New York, leases a facility in the Dominican Republic which performs certain functions such as jewelry polishing and leases a facility containing its Jewelry Design and Innovation Workshop in New York, New York. Lease expiration dates range from 2019 to 2029. The owned and leased facilities total approximately 244,000 square feet.

The Company leases a facility in Belgium and owns facilities in Botswana, Cambodia, Mauritius and Vietnam (although the land in Botswana, Cambodia and Vietnam is leased) that prepare, cut and/or polish rough diamonds for use by Tiffany. These facilities total approximately 280,000 square feet and the lease expiration dates range from 2018 to 2062.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $78.0 million at January 31, 2018) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $4.1 billion at

TIFFANY & CO.

January 31, 2018) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $129.0 million at January 31, 2018) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $578.0 million at January 31, 2018) (calculated based on alleged future lost profits of the Tiffany Parties).

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

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award was set aside. However, the Swatch Parties took action in the Dutch courts to appeal the District Court's decision, and a three-judge panel of the Appellate Court of Amsterdam presided over an appellate hearing in respect of the annulment, and the related claim by the Tiffany Parties for the return of the Arbitration Damages and related costs, on June 29, 2016. The Appellate Court issued its decision on April 25, 2017, finding in favor of the Swatch Parties and ordering the Tiffany Parties to reimburse the Swatch Parties EUR 6,340 in legal costs. The Tiffany Parties have taken action to appeal the decision of the Appellate Court to the Supreme Court of the Netherlands. As such, the Arbitration Award may ultimately be set aside by the Supreme Court. Registrant's management believes it is likely that the Supreme Court will issue its decision during Registrant's fiscal year ending January 31, 2019. However, it is possible that such decision could be later issued or that such decision could require the Appellate Court to reconsider certain elements of the dispute and, as such, the annulment action may not be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2020.

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

Management has not established any accrual in the Company's consolidated financial statements for the year ended January 31, 2018 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees (which will be determined at a later date), and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). Costco has filed an appeal from the judgment, as well as a motion in the Court for a new trial. The appeal has been automatically stayed pending determination of the Court motion. Costco has also filed an appeal bond to secure the amount of the judgment entered by the Court pending appeal, so the Tiffany plaintiffs will be unable to enforce the judgment while the motion for a new trial and the appeal are pending. As such, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of January 31, 2018, and expects that this matter will not ultimately be resolved until, at the earliest, the Company's fiscal year ending January 31, 2019.

Item 4. Mine Safety Disclosures.

Not Applicable.

TIFFANY & CO.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In calculating the aggregate market value of the voting stock held by non-affiliates of the Company shown on the cover page of this Annual Report on Form 10-K, 1,062,096 shares of Common Stock beneficially owned by the executive officers and directors of the Company (exclusive of shares which may be acquired on exercise of employee stock options) were excluded, on the assumption that certain of those persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933, as amended.

Performance of Company Stock

The Registrant's Common Stock is traded on the New York Stock Exchange. In consolidated trading, the high and low selling prices per share for shares of such Common Stock for 2017 were:

	High	Low
First Quarter	$ 97.29	$ 77.52
Second Quarter	$ 96.94	$ 84.15
Third Quarter	$ 97.10	$ 86.15
Fourth Quarter	$ 111.44	$ 90.46

On March 12, 2018, the high and low selling prices quoted on such exchange were $102.75 and $99.78. On March 12, 2018, there were 13,756 holders of record of the Registrant's Common Stock.

In consolidated trading, the high and low selling prices per share for shares of such Common Stock for 2016 were:

	High	Low
First Quarter	$ 74.06	$ 59.75
Second Quarter	$ 72.18	$ 56.99
Third Quarter	$ 74.81	$ 58.77
Fourth Quarter	$ 85.44	$ 71.86

TIFFANY & CO.

The following graph compares changes in the cumulative total shareholder return on the Company's stock for the previous five fiscal years to returns for the same five-year period on (i) the Standard & Poor's 500 Stock Index and (ii) the Standard & Poor's 500 Consumer Discretionary Index. Cumulative shareholder return is defined as changes in the closing price of the stock and such indices, plus the reinvestment of any dividends paid. The graph assumes an investment of $100 on January 31, 2013 in the Company's common stock and in each of the two indices as well as the reinvestment of any subsequent dividends.
Total returns are based on market capitalization; indices are weighted at the beginning of each period for which a return is indicated. The stock performance shown in the graph is not intended to forecast or to be indicative of future performance.

	1/31/13	1/31/14	1/31/15	1/31/16	1/31/17	1/31/18
Tiffany & Co.	$ 100.00	$ 128.74	$ 136.13	$ 102.24	$ 129.23	$ 178.67
S&P 500 Stock Index	100.00	121.52	138.80	137.88	165.51	209.22
S&P 500 Consumer Discretionary Index	100.00	127.37	143.94	155.13	180.69	233.09

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

In 2017, a dividend of $0.45 per share of Common Stock was paid on April 10, 2017. On May 25, 2017, the Company announced an 11% increase in its regular quarterly dividend rate to a new rate of $0.50 per share of Common Stock which was paid on July 10, 2017, October 10, 2017 and January 10, 2018.

Issuer Purchases of Equity Securities

In January 2016, the Registrant's Board of Directors approved a new share repurchase program (the "2016 Program") and terminated the Company's then-existing share repurchase program, which was approved in March 2014 and had authorized the Company to repurchase up to $300.0 million of its Common Stock through open market transactions (the "2014 Program"). The 2016 Program, which will expire on January 31, 2019, authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the 2014 Program were, and purchases under the 2016 Program have been, executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. As of January 31, 2018, $211.2 million remained available for repurchase under the 2016 Program.

The following table contains the Company's purchases of equity securities in the fourth quarter of 2017:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
November 1, 2017 to November 30, 2017	141,881	$ 93.18	141,881	$ 237.1
December 1, 2017 to December 31, 2017	128,020	$ 98.32	128,020	$ 224.5
January 1, 2018 to January 31, 2018	122,985	$ 107.53	122,985	$ 211.2
TOTAL	392,886	$ 99.35	392,886	$ 211.2

TIFFANY & CO.

Item 6. Selected Financial Data.

The following table sets forth selected financial data, certain of which have been derived from the Company's consolidated financial statements for fiscal years 2013-2017, which ended on January 31 of the following calendar year:

(in millions, except per share amounts, percentages, ratios, stores and employees)	2017 [a]	2016 [b]	2015 [c]	2014 [d]	2013 [e]
EARNINGS DATA
Net sales	$4,169.8	$4,001.8	$4,104.9	$4,249.9	$4,031.1
Gross profit	2,604.7	2,490.3	2,491.3	2,537.2	2,340.4
Selling, general & administrative expenses	1,810.2	1,769.1	1,731.2	1,645.8	1,555.9
Net earnings	370.1	446.1	463.9	484.2	181.4
Net earnings per diluted share	2.96	3.55	3.59	3.73	1.41
Weighted-average number of diluted common shares	125.1	125.5	129.1	129.9	128.9
BALANCE SHEET AND CASH FLOW DATA
Total assets	$5,468.1	$5,097.6	$5,121.6	$5,171.8	$4,745.1
Cash and cash equivalents	970.7	928.0	843.6	730.0	345.8
Inventories, net	2,253.5	2,157.6	2,225.0	2,362.1	2,326.6
Short-term borrowings and long-term debt (including current portion)	1,003.5	1,107.1	1,095.8	1,107.8	996.3
Stockholders' equity	3,248.2	3,028.4	2,929.5	2,850.7	2,734.0
Working capital	3,258.5	2,940.8	2,778.5	2,850.8	2,431.1
Cash flows from operating activities *	932.2	705.7	817.4	633.5	174.1
Capital expenditures	239.3	222.8	252.7	247.4	221.4
Stockholders' equity per share	26.10	24.33	23.10	22.04	21.31
Cash dividends paid per share	1.95	1.75	1.58	1.48	1.34
RATIO ANALYSIS AND OTHER DATA
As a percentage of net sales:
Gross profit	62.5%	62.2%	60.7%	59.7%	58.1%
Selling, general & administrative expenses	43.4%	44.2%	42.2%	38.7%	38.6%
Earnings from operations	19.1%	18.0%	18.5%	21.0%	7.5%
Net earnings	8.9%	11.1%	11.3%	11.4%	4.5%
Capital expenditures	5.7%	5.6%	6.2%	5.8%	5.5%
Return on average assets	7.0%	8.7%	9.0%	9.8%	3.9%
Return on average stockholders' equity	11.8%	15.0%	16.1%	17.3%	6.8%
Total debt-to-equity ratio	30.9%	36.6%	37.4%	38.9%	36.4%
Dividends as a percentage of net earnings	65.5%	49.0%	43.8%	39.5%	93.9%
Company-operated TIFFANY & CO. stores	315	313	307	295	289
Number of employees	13,100	11,900	12,200	12,000	10,600

*
The Company adopted ASU No. 2016-09 – Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, as of February 1, 2017. Accordingly, cash payments made to taxing authorities on employees' behalf for shares withheld for taxes were reclassified retrospectively from operating activities to financing activities on the Consolidated Statements of Cash Flows in each of the years presented. Additionally, the Company elected to classify excess tax benefits as an operating activity instead of as a financing activity on the Consolidated Statements of Cash Flows and such amounts were reclassified retrospectively in each of the years presented. See "Item 8. Financial Statements and Supplementary Data - Note B. Summary of Significant Accounting Policies" for additional information.

TIFFANY & CO.

NOTES TO SELECTED FINANCIAL DATA

a.
Financial information and ratios for 2017 include $146.2 million, or $1.17 per diluted share, of net tax expense related to the enactment of the 2017 U.S. Tax Cuts and Jobs Act. See "Item 8. Financial Statements and Supplementary Data - Note O. Income Taxes" for additional information.

b.	Financial information and ratios for 2016 include the following amounts, totaling $38.0 million of pre-tax expense ($24.0 million after tax expense, or $0.19 per diluted share):

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

c.	Financial information and ratios for 2015 include the following amounts, totaling $46.7 million of pre-tax expense ($29.9 million after tax expense, or $0.24 per diluted share):

•
$37.9 million of pre-tax expense ($24.3 million after tax expense, or $0.19 per diluted share) associated with impairment charges related to a financing arrangement with Koidu Limited. See "Item 8. Financial Statements and Supplementary Data - Note B. Summary of Significant Accounting Policies" for additional information; and

•
$8.8 million of pre-tax expense ($5.6 million after tax expense, or $0.05 per diluted share) associated with severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

d.
Financial information and ratios for 2014 include $93.8 million of net pre-tax expense ($60.9 million net after tax expense, or $0.47 per diluted share) associated with the redemption of $400.0 million in aggregate principal amount of certain senior notes prior to their scheduled maturities. See "Item 8. Financial Statements and Supplementary Data - Note G. Debt" for additional information.

e.	Financial information and ratios for 2013 include the following amounts, totaling $482.1 million of net pre-tax expense ($299.2 million net after-tax expense, or $2.32 per diluted share):

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

KEY STRATEGIC PRIORITIES

The Company's key strategic priorities are to:

•	Amplify an evolved brand message.

The Brand is the single most important asset of Tiffany and, indirectly, of the Company. Management intends to increasingly invest in and evolve marketing and public relations programs through a variety of media designed to build awareness of the Brand, its heritage and its products, as well as to enhance the Brand's association with quality and luxury by consumers.

•	Renew the Company's product offerings and enhance in-store presentations.

The Company's product development strategy is to accelerate the introduction of new design collections, primarily in jewelry, but also in non-jewelry products, and/or expand certain existing collections annually, all of which are intended to appeal to existing and new customers.

To ensure a superior shopping experience, the Company is focused on enhancing the design of its stores, as well as the creative visual presentation of its merchandise, to provide an engaging luxury experience in both its new and existing stores.

•	Deliver an exciting omnichannel customer experience.

Management intends to continue to expand and optimize its global store base by evaluating potential markets for new TIFFANY & CO. stores, as well as through the renovation, relocation, or closing of existing stores. Management will also continue to pursue opportunities to grow sales through its e-commerce websites and utilize the websites to drive store traffic. In addition, the Company employs highly qualified sales and customer service professionals and is focused on developing effective omnichannel relationships with its customers.

•	Strengthen the Company's competitive position and lead in key markets.

The global jewelry industry is competitively fragmented. While the Company enjoys a strong reputation and large customer base, it encounters significant competition in all product categories and geographies. By focusing on enhanced marketing communications, product development and optimization of its store base and digital capabilities, the Company's objective is to be an industry leader in key markets.

•	Cultivate a more efficient operating model.

The Company is focused on improving its business operations through new systems, more effective processes and cost restraint, to drive margin growth. This includes realizing greater efficiencies in its product supply chain and other operations, and enhancing its global procurement capabilities. The Company has developed a substantial product supply infrastructure for the procurement and processing of diamonds and the manufacturing of jewelry. This infrastructure is intended to ensure adequate product supply and favorable product costs while adhering to the Company's quality and ethical standards.

•	Inspire an aligned and agile organization to win.

The Company's success depends upon its people and their effective execution of the Company's strategic priorities. The Company's management strives to motivate and develop employees with the core competencies and adaptability needed to achieve its objectives.

TIFFANY & CO.

By pursuing these key strategic priorities, management is committed to the following long-term financial objectives:

•	To achieve sustainable sales growth.

Management's objective is to generate mid-single-digit percentage worldwide sales increases, primarily through comparable store sales growth, as well as through modest square footage growth.

•	To increase retail productivity and profitability.

Management is focused on increasing the frequency of store and website visits and the percentage of store and website visitors who make a purchase, as well as optimal utilization of store square footage, to grow sales and sales per square foot.

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

•
To maintain a capital structure that provides financial strength and the ability to invest in strategic initiatives, while also allowing for the return of excess capital to shareholders through dividends and share repurchases.

2017 SUMMARY

•
Worldwide net sales increased 4% to $4.2 billion, reflecting sales growth in most reportable segments. Comparable store sales were unchanged from the prior year. There was no significant impact from currency translation (see "Non-GAAP Measures").

•
The Company added a net of two TIFFANY & CO. stores (opening five in Asia-Pacific, three in Europe and one in the Americas, while closing three in Asia-Pacific, two in the Americas and one each in Japan and the Emerging Markets and relocating seven stores), resulting in a 3% net increase in gross retail square footage.

•
The Company expanded its product offerings, including by introducing the new TIFFANY HARDWEAR jewelry collection, through additions to several existing jewelry collections, such as the TIFFANY T collection, and by introducing its new Home and Accessories collection, new watch designs and a new fragrance.

•
Earnings from operations as a percentage of net sales ("operating margin") increased 110 basis points, which includes the impact of certain impairment charges recorded in 2016, as described below under "Non-GAAP Measures". Excluding these charges, operating margin increased 10 basis points.

•
Net earnings decreased 17% to $370.1 million, or $2.96 per diluted share. However, net earnings in 2017 included a net charge of $146.2 million, or $1.17 per diluted share related to the enactment of the 2017 U.S. Tax Cuts and Jobs Act (the "2017 Tax Act") (see "Non-GAAP Measures"). Net earnings in 2016 included impairment charges of $0.19 per diluted share (see "Non-GAAP Measures"). Excluding these charges, net earnings per diluted share increased 10% to $4.13.

TIFFANY & CO.

•	Inventories, net increased 4%, with the majority of the increase attributed to currency translation.

•
Cash flow from operating activities was $932.2 million in 2017, compared with $705.7 million in 2016. Free cash flow (see "Non-GAAP Measures") was $692.9 million in 2017, compared with $482.9 million in 2016.

•
The Company returned capital to shareholders by paying regular quarterly dividends (which were increased 11% effective July 2017 to $0.50 per share, or an annualized rate of $2.00 per share) and by repurchasing 1.0 million shares of its Common Stock for $99.2 million.

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

	2017			2016
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	4%	—%	4%	(3)%	—%	(3)%
Americas	2	1	1	(5)	—	(5)
Asia-Pacific	10	2	8	—	(1)	1
Japan	(1)	(2)	1	12	12	—
Europe	6	3	3	(10)	(7)	(3)
Other	26	—	26	(8)	—	(8)

Comparable Store Sales:
Worldwide	—%	—%	—%	(5)%	—%	(5)%
Americas	1	1	—	(6)	(1)	(5)
Asia-Pacific	(1)	1	(2)	(9)	(2)	(7)
Japan	(1)	(3)	2	16	11	5
Europe	(2)	2	(4)	(14)	(5)	(9)
Other	2	—	2	(15)	—	(15)

Statements of Earnings. Internally, management monitors and measures its earnings performance excluding certain items listed below. Management believes excluding such items provides a useful supplemental basis for the assessment of the Company's results relative to the corresponding period in the prior year. The following tables reconcile certain GAAP amounts to non-GAAP amounts:

(in millions, except per share amounts)	GAAP	Charges related to the 2017 Tax Act [a]	Non-GAAP
Year Ended January 31, 2018
Provision for income taxes	$390.4	$(146.2)	$244.2
Effective income tax rate	51.3%	(19.2)%	32.1%
Net earnings	370.1	146.2	516.3
Diluted earnings per share*	2.96	1.17	4.13

[a]
Net expense recognized in 2017 related to the estimated impact of the 2017 Tax Act. See "Provision for Income Taxes" and "Item 8. Financial Statements and Supplementary Data - Note O. Income Taxes" for additional information.

TIFFANY & CO.

(in millions, except per share amounts)	GAAP	Impairment charges [b]	Non-GAAP
Year Ended January 31, 2017
SG&A expenses	$1,769.1	$(38.0)	$1,731.1
As a % of sales	44.2%		43.3%
Earnings from operations	721.2	38.0	759.2
As a % of sales	18.0%		19.0%
Provision for income taxes [c]	230.5	14.0	244.5
Net earnings	446.1	24.0	470.1
Diluted earnings per share*	3.55	0.19	3.75

*Amounts may not add due to rounding.

[b]	Expenses associated with the following:

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

[c]
The income tax effect resulting from the adjustments has been calculated as both current and deferred tax benefit (expense), based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying adjustment.

(in millions, except per share amounts)	GAAP	Impairment charges [d]	Specific cost-reduction initiatives [e]	Non-GAAP
Year Ended January 31, 2016
SG&A expenses	$1,731.2	$(37.9)	$(8.8)	$1,684.5
As a % of net sales	42.2%			41.0%
Earnings from operations	760.1	37.9	8.8	806.8
As a % of net sales	18.5%			19.7%
Provision for income taxes [c]	246.0	13.6	3.2	262.8
Net earnings	463.9	24.3	5.6	493.8
Diluted earnings per share	3.59	0.19	0.05	3.83

[d]	Expenses associated with impairment charges related to a financing arrangement with Koidu Limited (see "Financing Arrangements with Diamond Mining and Exploration Companies").

[e]
Expenses associated with specific cost-reduction initiatives, which included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

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

(in millions)	2017	2016
Net cash provided by operating activities	$932.2	$705.7
Less: Capital expenditures	(239.3)	(222.8)
Free cash flow [a]	$692.9	$482.9

[a]
Net cash provided by operating activities and free cash flow in 2017 reflected more effective management and timing of payables and reduced payments for income taxes, partly offset by increased inventory purchases. Additionally, net cash provided by operating activities and free cash flow in 2017 and 2016 reflected a voluntary cash contribution of $15.0 million and $120.0 million, respectively, made by the Company to its U.S. pension plan (See "Item 8. Financial Statements and Supplementary Data - Note N. Employee Benefit Plans").

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

Net sales by segment were as follows:

(in millions)	2017	% of Total Net Sales	2016	% of Total Net Sales	2015	% of Total Net Sales	2017 vs 2016 % Change in Net Sales	2016 vs 2015 % Change in Net Sales
Americas	$1,870.9	45%	$1,841.9	46%	$1,947.0	47%	2%	(5)%
Asia-Pacific	1,095.0	26	999.1	25	1,003.1	24	10	—
Japan	596.3	14	604.4	15	541.3	13	(1)	12
Europe	482.9	12	457.6	11	505.7	12	6	(10)
Other	124.7	3	98.8	3	107.8	4	26	(8)
	$4,169.8		$4,001.8		$4,104.9		4%	(3)%

TIFFANY & CO.

Net Sales — 2017 compared with 2016. In 2017, worldwide net sales increased $168.0 million, or 4%, reflecting an increase in net sales in most reportable segments. There was no impact from foreign currency translation on worldwide net sales.

In 2017, jewelry sales represented 91% of worldwide net sales. Changes in jewelry sales by product category relative to the prior year were as follows:

(in millions)	$ Change	% Change
Jewelry collections	$149.3	7%
Engagement jewelry	(56.6)	(5)
Designer jewelry	22.1	4

The increase in net sales of Jewelry collections was driven primarily by the Tiffany HardWear and Tiffany T collections, while the Engagement jewelry category reflected decreases across the category. The Designer jewelry category reflected increases across the category.

The Jewelry collections category reflects the combination of the previously reported high, fine & solitaire jewelry and fashion jewelry categories. Additionally, jewelry bearing the name of and attributed to Jean Schlumberger, which was previously reported within the high, fine & solitaire jewelry category, has been reclassified into the Designer jewelry category. Such changes or reclassifications have been made to conform with management's current internal analysis of product sales.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Store Sales	Non-comparable Store Sales	Wholesale/ E-Commerce/Other	Total
Americas	$8.3	$(0.8)	$21.5	$29.0
Asia-Pacific	(8.0)	38.8	65.1	95.9
Japan	(5.1)	(2.5)	(0.5)	(8.1)
Europe	(6.3)	22.1	9.5	25.3

In 2017, jewelry sales represented 89%, 99%, 91% and 97% of total net sales in the Americas, Asia-Pacific, Japan and Europe, respectively. Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Change in Jewelry Sales
Americas	(4)%	—%	5%
Asia-Pacific	(11)	1	21
Japan	—	(3)	(3)
Europe	2	2	4

Americas. In 2017, total net sales increased $29.0 million, or 2%, which included comparable store sales increasing $8.3 million, or 1%. The total net sales increase was primarily due to increased e-commerce sales growth in the U.S. and comparable store sales growth. Management attributed performance in this region to an increase in spending by local customers. On a constant-exchange-rate basis, total net sales increased 1% and comparable store sales were unchanged.

The increase in the number of jewelry units sold reflected increases in the Jewelry collections and Designer jewelry categories. The decrease in average price per jewelry unit sold reflected decreases across all categories.

TIFFANY & CO.

Asia-Pacific. In 2017, total net sales increased $95.9 million, or 10%, which included comparable store sales decreasing $8.0 million, or 1%. Total net sales growth was due to increased wholesale sales, primarily in Korea, and the effect of new stores, while comparable store sales reflected growth in mainland China offset by declines in most other countries. Management attributed the declines in other Asia-Pacific countries partly to lower spending by Chinese tourists. On a constant-exchange-rate basis, total net sales increased 8% and comparable store sales decreased 2%.

The increase in the number of jewelry units sold reflected increases in Jewelry collections and the Designer jewelry categories. Management attributed the decrease in the average price per jewelry unit sold to a shift in sales mix to the Jewelry collections and Designer jewelry categories that partly resulted from the increase in wholesale sales noted above.

Japan. In 2017, total net sales decreased $8.1 million, or 1%, which included comparable store sales decreasing $5.1 million, or 1%. The sales declines reflected the negative effect of currency translation. On a constant-exchange-rate basis, total net sales increased 1% and comparable store sales increased 2%.

The decrease in the number of jewelry units sold primarily reflected decreases in the Jewelry collections and the Designer jewelry categories, partly offset by increases in the Engagement jewelry category

Europe. In 2017, total net sales increased $25.3 million, or 6%, which included comparable store sales decreasing $6.3 million, or 2%, each benefiting from the positive effect of currency translation. Total net sales growth also reflected the effect of new stores and e-commerce sales growth. Management attributed retail sales growth to higher spending by local customers. On a constant-exchange-rate basis, total net sales increased 3% while comparable store sales decreased 4%, due to similar trends noted above.

The increase in the number of jewelry units sold reflected increases across all categories. Management attributed the increase in average price per unit sold to the positive effect of currency translation.

Other. In 2017, total net sales increased $25.9 million, or 26%, primarily due to an increase in wholesale sales of diamonds.

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

In 2016, jewelry sales represented 92% of worldwide net sales. Changes in jewelry sales by product category relative to the prior year were as follows:

(in millions)	$ Change	% Change
Jewelry collections	$(85.3)	(4)%
Engagement jewelry	(20.2)	(2)
Designer jewelry	2.7	1

The decrease in sales in the Jewelry collections category reflected declines across the category, while the Engagement jewelry category decreased due to a shift in sales mix towards wedding bands.

The Jewelry collections category reflects the combination of the previously reported high, fine & solitaire jewelry and fashion jewelry categories. Additionally, jewelry bearing the name of and attributed to Jean Schlumberger, which was previously reported within the high, fine & solitaire jewelry category, has been reclassified into the Designer jewelry category. Such changes or reclassifications have been made to conform with management's current internal analysis of product sales.

TIFFANY & CO.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Store Sales	Non-comparable Store Sales	Wholesale/ E-commerce/ Other	Total
Americas	$(96.1)	$2.3	$(11.3)	$(105.1)
Asia-Pacific	(80.1)	59.8	16.3	(4.0)
Japan	78.8	(1.3)	(14.4)	63.1
Europe	(59.7)	13.1	(1.5)	(48.1)

In 2016, jewelry sales represented 90%, 98%, 93% and 96% of total net sales in the Americas, Asia-Pacific, Japan and Europe, respectively. Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Change in Jewelry Sales
Americas	1%	—%	(6)%
Asia-Pacific	(5)	(2)	4
Japan	(2)	11	13
Europe	(1)	(6)	(9)

Americas. In 2016, total net sales decreased $105.1 million, or 5%, which management attributed to lower sales to U.S. customers and foreign tourist spending (primarily Chinese tourists). Comparable store sales decreased $96.1 million, or 6%. On a constant-exchange-rate basis, both total net sales and comparable store sales decreased 5%.

The decrease in the number of jewelry units sold reflected declines across all categories.

Asia-Pacific. In 2016, total net sales were approximately equal to the prior year, decreasing $4.0 million, partly reflecting new stores and increased wholesale sales; comparable store sales decreased $80.1 million, or 9%. Management attributed performance in this region to increased purchasing by local customers and declines in spending by foreign tourists. In addition, total net sales growth included sales growth in China, increased wholesale sales in Korea, a decelerating rate of retail sales declines in Hong Kong and varying performance in other countries. On a constant-exchange-rate basis, total net sales increased 1% and comparable store sales decreased 7%.

The increase in the number of jewelry units sold reflected increases in the Jewelry collections category and in wedding bands within the Engagement jewelry category. Management attributed the decrease in the average price per jewelry unit sold to a shift in mix within the Jewelry collections category and within the Engagement jewelry category toward wedding bands.

Japan. In 2016, total net sales increased $63.1 million, or 12%, and comparable store sales increased $78.8 million, or 16%. On a constant-exchange-rate basis, total net sales were in line with prior year and comparable store sales increased 5%. Management attributed this performance to higher spending by local customers and lower spending by Chinese tourists, as well as lower wholesale sales.

The increase in number of jewelry units sold reflected increases across all categories. Management attributed the decrease in the average price per jewelry unit sold to a shift in sales mix to the Designer jewelry category, as well as a shift in sales mix within the Jewelry collections category.

Europe. In 2016, total net sales decreased $48.1 million, or 10%, and comparable store sales decreased $59.7 million, or 14%, which management attributed to lower spending by foreign tourists and local customers across continental Europe. On a constant-exchange-rate basis, total net sales decreased 3% and comparable store sales

TIFFANY & CO.

decreased 9%, as softness across continental Europe was partially offset by sales increases in the U.K. (particularly in the second half of the year, largely attributable to foreign tourist spending).

The decrease in the number of jewelry units sold reflected decreases across all categories. Management attributed the decrease in average price per unit sold to the negative effect of currency translation, which offset a favorable shift toward higher-priced products within the Engagement jewelry category.

Other. In 2016, total net sales decreased $9.0 million, or 8%, partly due to a $16.9 million, or 22%, sales decline in the Emerging Markets region, partly offset by an increase in wholesale sales of diamonds.

Store Data. In 2017, the Company increased gross retail square footage by 3%, net, through store openings, closings and relocations. The Company opened nine stores and closed seven: opening five in Asia-Pacific (two in China, two in Australia and one in Korea), three in Europe (one each in Italy, Russia and the U.K.) and one in the Americas (in the U.S.) while closing three stores in Asia-Pacific (one each in China, Korea and Taiwan), two stores in the Americas (in the U.S.) and one each in Japan and the Emerging Markets. In addition, the Company relocated seven existing stores.

In 2016, the Company increased gross retail square footage by 3%, net, through store openings, closings and relocations. The Company opened 11 stores and closed five: opening seven in Asia-Pacific (three in China, two in Australia and one each in Korea and New Zealand), three in Europe (two in Italy and one in the Netherlands) and one in the Americas (in Canada) while closing three stores in Asia-Pacific (two in China and one in Singapore) and one each in Japan and Europe (in Germany). In addition, the Company relocated five existing stores.

Sales per gross square foot generated by all company-operated stores were approximately $2,700 in 2017, $2,700 in 2016 and $2,900 in 2015. The decline in 2016 reflected the effects of decreased sales and growth in retail square footage.

Excluded from the store counts and sales per gross square foot amounts above are pop-up stores (stores with lease terms of 24 months or less).

Gross Margin

(in millions)	2017	2016	2015
Gross profit	$2,604.7	$2,490.3	$2,491.3
Gross profit as a percentage of net sales	62.5%	62.2%	60.7%

Gross margin (gross profit as a percentage of net sales) increased 30 basis points in 2017 due to favorable product input costs, partly offset by the dilutive effects from increases in sales for wholesale distribution (merchandise sold to independent distributors for resale) and in wholesale sales of diamonds, as well as increases in certain product-related costs, including inventory reserves and distribution and logistics.

Gross margin increased 150 basis points in 2016 reflecting favorable product input costs and the effect of price increases, and, to a lesser extent, favorable changes in product sales mix.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence, and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 8. Financial Statements and Supplementary Data – Note H. Hedging Instruments"). Management increased retail prices in both 2017 and 2016 across most geographic regions and product categories, some of which were intended to mitigate foreign currency fluctuations.

TIFFANY & CO.

Selling, General and Administrative Expenses

(in millions)	2017	2016	2015
As reported:
SG&A expenses	$1,810.2	$1,769.1	$1,731.2
SG&A expenses as a percentage of net sales ("SG&A expense ratio")	43.4%	44.2%	42.2%
Excluding other operating expenses*:
SG&A expenses	$1,810.2	$1,731.1	$1,684.5
SG&A expense ratio	43.4%	43.3%	41.0%
*See "Non-GAAP Measures" above for a description of such excluded operating expenses.
SG&A expenses increased $41.1 million, or 2%, in 2017 and $37.9 million, or 2%, in 2016. SG&A expenses in 2016 and 2015 included certain other operating expenses. See "Non-GAAP Measures" for further details.

SG&A expenses in 2017 increased $79.1 million, or 5%, compared to 2016 (excluding the 2016 items noted in "Non-GAAP Measures"), largely reflecting increased labor and incentive compensation costs, store occupancy and depreciation expenses and marketing costs. There was no significant effect on SG&A expense changes from foreign currency translation.

SG&A expenses in 2016 increased $46.6 million, or 3%, compared to 2015 (excluding the 2016 and 2015 items noted in "Non-GAAP Measures"), largely reflecting increased store occupancy and depreciation expenses and labor and incentive compensation costs. There was no significant effect on SG&A expense changes from foreign currency translation.

The Company's SG&A expenses are largely fixed or controllable in nature (including, but not limited to, marketing costs, employees' salaries and benefits, fixed store rent and depreciation expenses), with the total of such costs representing approximately 80 - 85% of total SG&A expenses, and the remainder comprised of variable items (including, but not limited to, variable store rent, sales commissions and fees paid to credit card companies).

Earnings from Operations

(dollars in millions)	2017	2016	2015
As reported:
Earnings from operations	$794.5	$721.2	$760.1
Operating margin	19.1%	18.0%	18.5%
Basis point change from prior year	110	(50)	(250)
Excluding other operating expenses*:
Earnings from operations	$794.5	$759.2	$806.8
Operating margin	19.1%	19.0%	19.7%
Basis point change from prior year	10	(70)	(130)
*See "Non-GAAP Measures" above for a description of such excluded operating expenses.

The increase in operating margin in 2017 reflected impairment charges recorded in 2016 (see "Non-GAAP Measures"). When excluding such charges, the slight increase in 2017 resulted from a higher gross margin partly offset by an increase in the SG&A expense ratio. The decline in operating margin in 2016 resulted from sales deleveraging of SG&A expenses, which were only partly offset by higher gross margins.

TIFFANY & CO.

Results by segment are as follows:

(in millions)	2017	% of Net Sales	2016	% of Net Sales	2015	% of Net Sales
Earnings from operations*:
Americas	$390.3	20.9%	$373.0	20.3%	$390.8	20.1%
Asia-Pacific	286.1	26.1	256.0	25.6	264.4	26.4
Japan	207.3	34.8	204.6	33.9	199.9	36.9
Europe	86.3	17.9	81.6	17.8	97.4	19.3
Other	6.3	5.1	5.9	6.0	6.4	6.0
	976.3		921.1		958.9
Unallocated corporate expenses	(181.8)	(4.4)%	(161.9)	(4.0)%	(152.1)	(3.7)%
Earnings from operations before other operating expenses	794.5	19.1%	759.2	19.0%	806.8	19.7%
Other operating expenses	—		(38.0)		(46.7)
Earnings from operations	$794.5	19.1%	$721.2	18.0%	$760.1	18.5%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in 2017 compared with 2016 was as follows:

•	Americas – the ratio increased 60 basis points due to an improvement in gross margin, partly offset by sales deleverage on operating expenses;

•
Asia-Pacific – the ratio increased 50 basis points due to sales leverage on operating expenses, partly offset by a decrease in gross margin, both attributable to increased wholesale sales in the region;

•
Japan – the ratio increased 90 basis points due to an increase in gross margin (which includes the effect of changes in foreign currency exchange rates on inventory purchases), partly offset by sales deleverage on operating expenses; and

•	Europe – the ratio increased 10 basis points due to an increase in gross margin, largely offset by a sales deleverage on operating expenses.

On a segment basis, the ratio of earnings from operations to each segment's net sales in 2016 compared with 2015 was as follows:

•	Americas – the ratio increased 20 basis points due to an improvement in gross margin, largely offset by a lack of sales leverage on operating expenses resulting from a decrease in net sales;

•
Asia-Pacific – the ratio decreased 80 basis points due to a lack of sales leverage on operating expenses, primarily attributable to new store-related expenses, partly offset by an improvement in gross margin;

•
Japan – the ratio decreased 300 basis points primarily due to a decrease in gross margin that reflected an unfavorable impact tied to the strengthening of the Yen on the Company's program to utilize Yen forward contracts for a portion of its forecasted merchandise purchases; and

•	Europe – the ratio decreased 150 basis points due to a decrease in net sales resulting in a lack of sales leverage on operating expenses, partly offset by an improvement in gross margin.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased by $19.9 million in 2017 due

TIFFANY & CO.

to an increase in charitable donations to the Tiffany & Co. Foundation, a private foundation organized to support 501(c)(3) charitable organizations, increased costs associated with upgrades to the Company's information technology systems and higher severance costs associated with changes in corporate management. Such expenses increased $9.8 million in 2016, primarily due to increased costs, including depreciation and amortization expense, associated with upgrades to the Company's information technology systems as well as increased incentive compensation expense.

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

Included in other operating expenses in the table above, the 2015 amount represented $37.9 million associated with impairment charges related to a financing arrangement with Koidu Limited (see "Item 8. Financial Statements and Supplementary Data - Note B. Summary of Significant Accounting Policies") and $8.8 million of expenses associated with specific cost-reduction initiatives (see "Item 8. Financial Statements and Supplementary Data - Note J. Commitments and Contingencies").

Interest Expense and Financing Costs

Interest expense and financing costs decreased $4.0 million, or 9%, in 2017 and $3.0 million, or 6%, in 2016.

Other (Income) Expense, Net

Other (income) expense, net includes interest income as well as gains/losses on investment activities and foreign currency transactions. Net other income of $8.0 million in 2017 compared with net other income of $1.4 million in 2016. The $6.6 million increase in 2017 was primarily due to gains on sales of marketable securities and an increase in interest income. Net other income of $1.4 million in 2016 compared with net other expense of $1.2 million in 2015. The $2.6 million change was primarily due to reduced foreign currency transaction losses.

Provision for Income Taxes

On December 22, 2017, the 2017 Tax Act was enacted in the U.S. This enactment resulted in a number of significant changes to U.S. federal income tax law for U.S. taxpayers. On the same date, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which addresses the application of U.S. GAAP in situations in which a registrant does not have necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. Changes in tax law are accounted for in the period of enactment. As such, the 2017 consolidated financial statements reflect the estimated immediate tax effect of the 2017 Tax Act. See "Item 8. Financial Statements and Supplementary Data - Note O. Income Taxes" for additional information on the provisions and impacts of the 2017 Tax Act and SAB 118.

The effective income tax rate was 51.3% in 2017 compared with 34.1% in 2016 and 34.7% in 2015. The effective income tax rate in 2017 reflected the impact of a $146.2 million net charge, or $1.17 per diluted share, related to the enactment of the 2017 Tax Act in December 2017. The net charge recorded includes:

•	Estimated tax expense of $94.8 million, or $0.76 per diluted share, for the impact of the reduction in the U.S. tax rate on the Company’s deferred tax assets and liabilities,

•
Estimated tax expense of $56.0 million, or $0.45 per diluted share, for the one-time transition tax effected via a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits ("Transition Tax"), and

•
A tax benefit of $4.6 million, or $0.04 per diluted share, resulting from the effect of the 21% statutory tax rate for the month of January 2018 on the Company’s annual statutory tax rate for the year ended January

TIFFANY & CO.

31, 2018. Because the Company’s fiscal year ended on January 31, 2018, the Company’s statutory tax rate for fiscal 2017 is 33.8%, rather than 35.0%.

Excluding this net charge, the effective income tax rate was 32.1% (see "Non-GAAP Measures"). This differs from the effective tax rate in 2016 of 34.1% primarily due to an increase in the domestic manufacturing deduction, the implementation of ASU 2016-09, which now requires excess tax benefits and/or shortfalls related to exercises and vesting of share-based compensation to be recorded in the provision for income taxes rather than in additional paid-in capital and lower state taxes, partially offset by the impact of a change in uncertain tax positions primarily attributable to the conclusion of a tax examination during the first quarter of 2016.

In connection with the implementation of ASU 2016-09, the Company recognized an income tax benefit of $6.8 million, or $0.05 per diluted share, in 2017. In connection with the conclusion of the tax examination during the first quarter of 2016, the Company recognized an income tax benefit of $6.6 million, or $0.05 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditure needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position that provides flexibility to pursue strategic priorities. Management regularly assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments. Management believes that cash on hand, internally generated cash flows, the funds available under its revolving credit facilities and the ability to access the debt and capital markets are sufficient to support the Company's liquidity and capital requirements for the foreseeable future.

At January 31, 2018, the Company's cash and cash equivalents totaled $970.7 million, of which approximately 25% was held in locations outside the U.S. where, prior to the enactment of the 2017 Tax Act, the Company had asserted to indefinitely reinvest any undistributed earnings to support its continued expansion and investments in such foreign locations. As a result of the 2017 Tax Act, the Company is currently evaluating such assertion. This evaluation is incomplete and will be completed during the measurement period allowed for under SAB 118. If the Company's assertion to indefinitely reinvest earnings is maintained, such cash balances would not be available to fund U.S. cash requirements unless the Company were to decide to repatriate such funds and incur applicable tax charges. The applicable tax charges may include withholding taxes and tax on foreign currency gains and losses. The Company believes it has sufficient sources of cash in the U.S. to fund its U.S. operations without the need to repatriate any of those funds held outside the U.S. See "Item 8. Financial Statements and Supplementary Data - Note O. Income Taxes" for additional information. In addition, the Company had Short-term investments of $320.5 million at January 31, 2018 compared with $57.8 million at January 31, 2017.

The following table summarizes cash flows from operating, investing and financing activities:

(in millions)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$932.2	$705.7	$817.4
Investing activities	(481.1)	(236.8)	(278.2)
Financing activities	(421.1)	(386.4)	(426.1)
Effect of exchange rates on cash and cash equivalents	12.7	1.9	0.5
Net increase in cash and cash equivalents	$42.7	$84.4	$113.6

TIFFANY & CO.

Operating Activities

The Company had net cash inflows from operating activities of $932.2 million in 2017, $705.7 million in 2016 and $817.4 million in 2015. The increase in 2017 compared to 2016 reflected more effective management and timing of payables and reduced payments for income taxes, partly offset by increased inventory purchases. Additionally, the Company made a $15.0 million voluntary cash contribution to its U.S. pension plan in the third quarter of 2017. The decrease in 2016 compared to 2015 was primarily due to a $120.0 million voluntary contribution made by the Company to its U.S. pension plan in 2016.

Working Capital. Working capital (current assets less current liabilities) increased to $3.3 billion at January 31, 2018 from $2.9 billion at January 31, 2017. The increase in 2017 was due to an increase in Short-term investments and a decrease in Short-term borrowings.

Accounts receivable, less allowances at January 31, 2018 were 2% higher than at January 31, 2017. Currency translation had the effect of increasing accounts receivable, less allowances by 4% from January 31, 2017.

Inventories, net at January 31, 2018 were 4% higher than at January 31, 2017, which reflected similar increases in both finished goods inventories and combined raw material and work-in-process inventories. Currency translation had the effect of increasing inventories, net by 3% from January 31, 2017.

Accounts payable and accrued liabilities at January 31, 2018 were 40% higher than at January 31, 2017, which reflected more effective management of payables, as well as the timing of payments.

Investing Activities

The Company had net cash outflows from investing activities of $481.1 million in 2017, $236.8 million in 2016 and $278.2 million in 2015. The increase in net cash outflows in 2017 compared to 2016 was driven by increased net purchases of marketable securities and short-term investments. The decrease in net cash outflows in 2016 compared to 2015 was driven by decreased capital expenditures as well as reduced net purchases of marketable securities and short-term investments.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had $246.6 million of net purchases of marketable securities and short-term investments during 2017, compared with $15.7 million during 2016 and $26.4 million during 2015.

Capital Expenditures. Capital expenditures are typically related to the opening, renovation and/or relocation of stores (which represented approximately 60%, 60% and 50% of capital expenditures in 2017, 2016 and 2015, respectively), as well as distribution and manufacturing facilities and ongoing investments in information technology. Capital expenditures were $239.3 million in 2017, $222.8 million in 2016 and $252.7 million in 2015, representing 6% of worldwide net sales in each year.

Financing Activities

The Company had net cash outflows from financing activities of $421.1 million in 2017, $386.4 million in 2016 and $426.1 million in 2015.

TIFFANY & CO.

Recent Borrowings. The Company had net (repayments of) proceeds from short-term and long-term borrowings as follows:

(in millions)	2017	2016	2015
Short-term borrowings:
(Repayments of) proceeds from credit facility borrowings, net	$(67.8)	$14.2	$(11.3)
Proceeds from other credit facility borrowings	39.2	76.8	24.8
Repayments of other credit facility borrowings	(96.1)	(83.1)	(16.0)
Net (repayments of) proceeds from short-term borrowings	(124.7)	7.9	(2.5)
Long-term borrowings:
Proceeds from the issuance of long-term debt	—	98.1	—
Repayment of long-term debt	—	(97.1)	—
Net proceeds from long-term borrowings	—	1.0	—
Net (repayments of) proceeds from total borrowings	$(124.7)	$8.9	$(2.5)

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

Commercial Paper. In August 2017, the Registrant and one of its wholly owned subsidiaries established a commercial paper program (the "Commercial Paper Program") for the issuance of commercial paper in the form of short-term promissory notes in an aggregate principal amount not to exceed $750.0 million. Borrowings under the Commercial Paper Program are used for general corporate purposes. The aggregate amount of borrowings that the Company is currently authorized to have outstanding under the Commercial Paper Program and the Credit Facilities is $750.0 million. The Registrant guarantees the obligations of its wholly owned subsidiary under the Commercial Paper Program. Maturities of commercial paper notes may vary, but cannot exceed 397 days from the date of issuance. Notes issued under the Commercial Paper Program rank equally with the Registrant's present and future unsecured and unsubordinated indebtedness.

Other Credit Facilities. In 2016, the Registrant's wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 990.0 million ($156.5 million at January 31, 2018) and matures in July 2019.

Under all of the Company's credit facilities and the Commercial Paper Program, at January 31, 2018, there were $120.6 million of borrowings outstanding, $6.8 million of letters of credit issued but not outstanding and $918.1 million available for borrowing. At January 31, 2017, there were $228.7 million of borrowings outstanding, $4.0 million of letters of credit issued but not outstanding and $798.4 million available for borrowing. The weighted-average interest rate for borrowings outstanding was 4.35% at January 31, 2018 and 2.71% at January 31, 2017.

Senior Notes. In August 2016, the Registrant issued ¥10.0 billion ($91.9 million at January 31, 2018) of 0.78% Senior Notes due August 2026 (the "Yen Notes") in a private transaction. The Yen Notes bear interest at a rate of 0.78% per annum, payable semi-annually on February 26 and August 26 of each year, commencing February 26, 2017. The proceeds from the issuance of the Yen Notes were used to repay the Registrant's ¥10.0 billion 1.72% Senior Notes due September 2016 upon the maturity thereof.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders' equity was 31% at January 31, 2018 and 37% at 2017.

At January 31, 2018, the Company was in compliance with all debt covenants.

TIFFANY & CO.

For additional information regarding all of the Company's credit facilities, senior note issuances and other outstanding indebtedness, see "Item 8. Financial Statements and Supplementary Data - Note G. Debt."

Share Repurchases. In March 2014, the Company's Board of Directors approved a share repurchase program (the "2014 Program"), which authorized the Company to repurchase up to $300.0 million of its Common Stock through open market transactions. The 2014 Program had an expiration date of March 31, 2017, but was terminated in January 2016 in connection with the authorization of a new program with increased repurchase capacity (as described in more detail below). Approximately $58.6 million remained available for repurchase under the 2014 Program at the time of its termination.

In January 2016, the Company's Board of Directors approved a new share repurchase program (the "2016 Program"), which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions and terminated the 2014 Program. Purchases under the 2014 Program were, and purchases under the 2016 Program have been, executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The 2016 Program will expire on January 31, 2019. At January 31, 2018, $211.2 million remained available for repurchase under the 2016 Program.

The Company's share repurchase activity was as follows:

(in millions, except per share amounts)	2017	2016	2015
Cost of repurchases	$99.2	$183.6	$220.4
Shares repurchased and retired	1.0	2.8	2.8
Average cost per share	$94.86	$65.24	$78.40

Proceeds from exercised stock options. The Company's proceeds from exercised stock options were $54.6 million, $15.3 million and $2.0 million in 2017, 2016 and 2015, respectively.

Dividends. The cash dividend on the Company's Common Stock was increased once in each of 2017, 2016 and 2015. The Company's Board of Directors declared quarterly dividends which totaled $1.95, $1.75 and $1.58 per common share in 2017, 2016 and 2015, respectively, with cash dividends paid of $242.6 million, $218.8 million and $203.4 million in those respective years. The dividend payout ratio (dividends as a percentage of net earnings) was 66%, 49% and 44% in 2017, 2016 and 2015, respectively. Dividends as a percentage of adjusted net earnings (see "Non-GAAP Measures") were 47%, 47% and 41% in 2017, 2016 and 2015, respectively.

At least annually, the Company's Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements.

Financing Arrangements with Diamond Mining and Exploration Companies

The Company provided financing to diamond mining and exploration companies in order to obtain rights to purchase the output from mines owned by these companies. At January 31, 2017, there was $43.8 million of principal outstanding under a financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). However, the Company recorded impairment charges totaling $4.2 million and $37.9 million during the fiscal years ended January 31, 2017 and 2016, respectively, related to the Loan and ceased accruing interest income on the loan as of July 2015, resulting in a net carrying amount of the Loan of $1.7 million at January 31, 2017. In 2017, the Company sold its interest in the Loan to Koidu's largest creditor for $1.7 million. Additionally, the Company and Koidu entered into an agreement to terminate the supply agreement between the parties, pursuant to which Laurelton Diamonds, Inc., a wholly owned subsidiary of the Company, had previously been required to purchase at fair market value certain diamonds recovered from the mine operated by Koidu that met Laurelton's quality standards.

The Company also recorded an impairment charge of $8.4 million during the fiscal year ended January 31, 2017 related to a separate financing arrangement with another diamond mining and exploration company.

TIFFANY & CO.

Impairment charges recorded on such arrangements were not significant during the fiscal year ended January 31, 2018.

Information Systems Assessment

The Company is engaged in a multi-year program to evaluate and, where appropriate, upgrade and/or replace certain of its information systems. As part of this program, the Company identified opportunities to enhance its finished goods inventory management and merchandising capabilities, and began development efforts to replace certain of its existing systems and provide these enhanced capabilities. In 2016, the Company completed an assessment of the replacement system that was under development to evaluate whether the continued development of this system would deliver sufficiently improved operating capabilities. Following the completion of this assessment, in the fourth quarter of 2016, the Company concluded that the development of this system should be modified such that the finished goods inventory management and merchandising capabilities that were intended to be delivered utilizing this new system will instead be delivered through further development of the Company's current Enterprise Resource Planning system and continued implementation of a new order management system. Accordingly, the Company evaluated the costs capitalized for the development of the replacement system for impairment in accordance with its policy on the review of long-lived assets, and determined, based on specific identification of costs capitalized pertaining to the development of specific capabilities in the new system, that $25.4 million of such capitalized costs related to software functionality which will not be utilized, and therefore will not have future benefit to the Company. As such, the Company recorded a pre-tax impairment charge of $25.4 million as a component of Selling, General and Administrative expenses in the fourth quarter of 2016. This multi-year program is ongoing and, as previously disclosed, may require significant capital expenditures and dedication of resources in both current and future periods, though management believes that the modified approach referenced above will ultimately result in a lower overall cost to the Company in delivering these capabilities.

Contractual Cash Obligations and Commercial Commitments

The following is a summary of the Company's contractual cash obligations at January 31, 2018:

(in millions)	Total	2018	2019-2020	2021-2022	Thereafter
Unrecorded contractual obligations:
Operating leases [a]	$1,685.7	$313.6	$458.9	$349.4	$563.8
Inventory purchase obligations [b]	268.4	268.4	—	—	—
Interest on debt [c]	629.2	35.9	71.8	70.7	450.8
Other contractual obligations [d]	86.6	58.1	17.8	4.1	6.6
Recorded contractual obligations:
Short-term borrowings	120.6	120.6	—	—	—
Long-term debt [e]	891.9	—	—	50.0	841.9
2017 Tax Act - Transition Tax liability [f]	56.5	5.9	8.8	8.8	33.0
	$3,738.9	$802.5	$557.3	$483.0	$1,896.1

a)
Operating lease obligations do not include obligations for contingent rent, property taxes, insurance and maintenance that are required by most lease agreements. Contingent rent for the year ended January 31, 2018 totaled $32.7 million. See "Item 8. Financial Statements and Supplementary Data - Note J. Commitments and Contingencies" for a discussion of the Company's operating leases.

b)
The Company will, from time to time, enter into arrangements to purchase rough diamonds that contain minimum purchase obligations. Inventory purchase obligations associated with these agreements have been estimated at approximately $45.0 million for 2018 and are included in this table. Purchases beyond 2018 that are contingent upon mine production have been excluded as they cannot be reasonably estimated.

c)	Excludes interest payments on amounts outstanding under available lines of credit, as the outstanding amounts fluctuate based on the Company's working capital needs.

TIFFANY & CO.

d)	Consists primarily of technology licensing and service contracts, fixed royalty commitments, construction-in-progress and packaging supplies.

e)	Amounts exclude any unamortized discount or premium.

f)
Under the 2017 Tax Act, the Company recorded estimated income tax expense of $56.0 million in respect of the Transition Tax and a related income tax liability, which is payable over eight years, and of which $5.9 million is current and $50.6 million is non-current, as of January 31, 2018. See "Item 8. Financial Statements and Supplementary Data - Note O. Income Taxes" for additional information.

The summary above does not include the following items:

•
Cash contributions to the Company's pension plan and cash payments for other postretirement obligations. The Company funds its U.S. pension plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash contribution was required in 2017, and none is required in 2018, to meet the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA"). However, the Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan and made voluntary cash contributions of $15.0 million in 2017 and $120.0 million in 2016, but currently does not expect to make such contributions in 2018. This expectation is subject to change based on management's assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions. The Company estimates cash payments for postretirement health-care and life insurance benefit obligations will not be significant in 2018.

•
Unrecognized tax benefits at January 31, 2018 of $10.1 million and accrued interest and penalties of $10.3 million. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the examinations may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes.

The following is a summary of the Company's outstanding borrowings and available capacity under its credit facilities at January 31, 2018:

(in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit Issued	Available Capacity
Four-year revolving credit facility [a,c]	$375.0	$8.7	$—	$366.3
Five-year revolving credit facility [b,c]	375.0	24.8	6.8	343.4
Other credit facilities [d]	295.5	87.1	—	208.4
	$1,045.5	$120.6	$6.8	$918.1

a)	Matures in October 2019.

b)	Matures in October 2020.

c)
In August 2017, the Registrant and one of its wholly owned subsidiaries established a commercial paper program (the "Commercial Paper Program") for the issuance of commercial paper in the form of short-term promissory notes in an aggregate principal amount not to exceed $750.0 million. The aggregate amount of borrowings that the Company is currently authorized to have outstanding under the Commercial Paper Program and the Credit Facilities is $750.0 million. As of January 31, 2018, there were no borrowings outstanding under the Commercial Paper Program.

d)	Maturities through 2019.

In addition, the Company has other available letters of credit and financial guarantees of $81.2 million, of which $22.6 million was outstanding at January 31, 2018. Of those available letters of credit and financial guarantees, $60.1 million expires within one year.

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

The development and selection of critical accounting estimates and the related disclosures below have been reviewed with the Audit Committee of the Company's Board of Directors. The following critical accounting policies that rely on assumptions and estimates were used in the preparation of the Company's consolidated financial statements.

Inventory. The Company writes down its inventory for discontinued and slow-moving products. This write-down is equal to the difference between the cost of inventory and its net realizable value, and is based on assumptions about future demand and market conditions. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company has not made any material changes in the accounting methodology used to establish its reserve for discontinued and slow-moving products during the past three years. At January 31, 2018, a 10% change in the reserve for discontinued and slow-moving products would have resulted in a change of $7.5 million in inventory and cost of sales.

Property, plant and equipment and intangibles assets and key money. The Company reviews its property, plant and equipment and intangibles assets and key money for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of these assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. In 2017, the Company recorded aggregate impairment charges of $10.0 million related to property, plant and equipment. In 2016, the Company recorded an impairment charge of $25.4 million associated with software costs capitalized in connection with the development of a new finished goods inventory management and merchandising information system (see "Item 8. Financial Statements and Supplementary Data - Note B. Summary of Significant Accounting Policies and Note E. Property, Plant and Equipment" for additional information). The Company did not record any significant impairment charges in 2015.

Goodwill. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year or when circumstances otherwise indicate an evaluation should be performed. A qualitative assessment is first performed for each reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, an evaluation, based upon discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions. The 2017, 2016 and 2015 evaluations resulted in no impairment charges.

Income taxes. The Company is subject to income taxes in U.S. federal and state, as well as foreign, jurisdictions. The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations. Significant judgments and estimates are required in determining consolidated income tax expense. The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best assessment of estimated future taxes to be paid.

Foreign and domestic tax authorities periodically audit the Company's income tax returns. These audits often examine and test the factual and legal basis for positions the Company has taken in its tax filings with respect to its tax liabilities, including the timing and amount of deductions and the allocation of income among various tax jurisdictions ("tax filing positions"). Management believes that its tax filing positions are reasonable and legally

TIFFANY & CO.

supportable. However, in specific cases, various tax authorities may take a contrary position. In evaluating the exposures associated with the Company's various tax filing positions, management records reserves using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken. Earnings could be affected to the extent the Company prevails in matters for which reserves have been established or is required to pay amounts in excess of established reserves. At January 31, 2018, total unrecognized tax benefits were $10.1 million of which approximately $1.1 million, if recognized, would affect the effective income tax rate. As of January 31, 2018, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

In evaluating the Company's ability to recover its deferred tax assets within the jurisdiction from which they arise, management considers all available evidence. The Company records valuation allowances when management determines it is more likely than not that deferred tax assets will not be realized in the future.

Following the enactment of the 2017 Tax Act on December 22, 2017, the SEC issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. Specifically, SAB 118 provides a measurement period for companies to evaluate the impacts of the 2017 Tax Act on their financial statements. This measurement period begins in the reporting period that includes the enactment date and ends when an entity has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements, and cannot exceed one year. The Company has adopted the provisions of SAB 118 with respect to the impact of the 2017 Tax Act on its consolidated financial statements.

Consistent with SAB 118, the Company calculated and recorded reasonable estimates for the impact of the Transition Tax and the remeasurement of its deferred tax assets and deferred tax liabilities, as set forth above. The Company also adopted the provisions of SAB 118 as it relates to the assertion of the indefinite reinvestment of foreign earnings and profits. The charges associated with the Transition Tax and the remeasurement of the Company's deferred tax assets and deferred tax liabilities, as a result of applying the 2017 Tax Act, represent provisional amounts for which the Company’s analysis is incomplete but a reasonable estimate could be determined and recorded during the fourth quarter of 2017. Further, the impact of the 2017 Tax Act on the Company's assertion to indefinitely reinvest foreign earnings is incomplete as the Company is analyzing the relevant provisions of the 2017 Tax Act and related accounting guidance. Therefore, a provisional estimate has not been recorded or disclosed as it relates to the potential tax consequences of an actual repatriation of unremitted foreign earnings.

As the Company refines its provisional estimate calculations, further analyzes provisions of the 2017 Tax Act and any subsequent guidance related thereto, these provisional estimates could be affected, which could have a material impact on the Company's future financial results, including its fiscal 2018 results (see "Item 7. Management's Discussion and Analysis - 2018 Outlook"). Additionally, further regulatory or GAAP accounting guidance regarding the 2017 Tax Act could also materially affect the Company's future financial results.

For additional information, see "Item 8. Financial Statements and Supplementary Data - Note O. Income Taxes".

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

The Company used a discount rate of 4.25% to determine 2017 expense for its U.S. Qualified Plan, its postretirement plans and its Excess Plan/SRIP. Holding all other assumptions constant, a 0.5% increase in the discount rates would have decreased 2017 pension and postretirement expenses by $5.8 million and $0.5 million. A decrease of 0.5% in the discount rates would have increased the 2017 pension and postretirement expenses by $6.5 million and $0.3 million. The discount rate is subject to change each year, consistent with changes in the yield on applicable high-quality, long-term corporate bonds. Management selects a discount rate at which pension and postretirement benefits could be effectively settled based on (i) an analysis of expected benefit payments attributable to current employment service and (ii) appropriate yields related to such cash flows.

TIFFANY & CO.

The Company used an expected long-term rate of return on pension plan assets of 7.00% to determine its 2017 pension expense. Holding all other assumptions constant, a 0.5% change in the long-term rate of return would have changed the 2017 pension expense by approximately $2.4 million. The expected long-term rate of return on pension plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan's current asset mix, investment strategy and the historical performance of plan assets.

For postretirement benefit measurement purposes, a 7.00% annual rate of increase in the per capita cost of covered health care was assumed for 2018. The rate was assumed to decrease gradually to 4.75% by 2023 and remain at that level thereafter. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the Company's accumulated postretirement benefit obligation for the year ended January 31, 2018 or aggregate service and interest cost components of the 2017 postretirement expense.

2018 Outlook

For the fiscal year ending January 31, 2019 ("fiscal 2018"), management's guidance includes: (i) worldwide net sales increasing by a mid-single-digit percentage over the prior year both as reported and on a constant-exchange-rate basis; (ii) earnings before income taxes equal to or slightly below the prior year; (iii) net earnings increasing to a range of $4.25 – $4.45 per diluted share and (iv) net earnings and EPS increasing in the first quarter with subsequent quarters' earnings over the balance of the year affected by the amount and timing of anticipated higher investment spending. These expectations are approximations and are based on the Company's plans and assumptions for the full year, including: (i) low-to-mid-single-digit comparable sales growth (which, beginning in 2018, will include Company-operated stores, e-commerce and catalog sales for the periods that are presented), with varying degrees of growth in all regions; (ii) worldwide gross retail square footage increasing 2%, net through nine store openings, two closings and at least 15 relocations; (iii) operating margin below the prior year as a result of SG&A expense growth (affected by higher investment spending in technology, marketing communications, visual merchandising, digital and store presentations) at a higher rate than sales growth, partly offset by a higher gross margin; (iv) interest and other expenses, net in line with the prior year; (v) an effective income tax rate in the high 20's; (vi) no meaningful effect in fiscal 2018 from the U.S. dollar versus foreign currencies on a year-over-year basis; and (vii) minimal benefit to net earnings per diluted share from share repurchases.

Management also expects: (i) net cash provided by operating activities of $660 million and (ii) free cash flow (see "Non-GAAP Measures") of $380 million. These expectations are approximations and are based on the Company’s plans and assumptions for the full year, including: (i) net inventories increasing approximately in line with sales growth, (ii) capital expenditures of $280 million and (iii) net earnings in line with management's expectations, as described above.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts or put option contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of January 31, 2018 is 12 months. At January 31, 2018 and 2017, the aggregate fair value of the Company's outstanding foreign exchange forwards was a net liability of $5.1 million and a net asset of $7.1 million, respectively.

The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of January 31, 2018, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in billions)	(in millions)
July 2016	October 1, 2024	¥10.6	$100.0
March 2017	April 1, 2027	11.0	96.1
May 2017	April 1, 2027	5.6	50.0

At January 31, 2018, the aggregate fair value of the Company's outstanding cross-currency swaps was a net liability of $20.2 million.

At January 31, 2018, for all of the contracts and swaps noted above, a 10% decrease in the hedged foreign currency exchange rates from the prevailing market rates would have resulted in a liability with a fair value of approximately $90.0 million.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. If the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The maximum term of the Company's outstanding precious metal forward contracts and collars as of January 31, 2018 is 17 months. At January 31, 2018 and 2017, the aggregate fair value of the Company's outstanding precious metal derivative instruments was a net asset of $1.7 million and a net liability of $1.7 million, respectively. At January 31, 2018, a 10% decrease in precious metal prices from the prevailing market rates would have resulted in a liability with a fair value of approximately $9.0 million.

TIFFANY & CO.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Tiffany & Co.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tiffany & Co. and its subsidiaries as of January 31, 2018 and 2017, and the related consolidated statements of earnings, of comprehensive earnings, of stockholders’ equity, and of cash flows for each of the three years in the period ended January 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

TIFFANY & CO.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 16, 2018

We have served as the Company’s auditor since 1984.

TIFFANY & CO.

CONSOLIDATED BALANCE SHEETS

	January 31,
(in millions, except per share amounts)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$970.7	$928.0
Short-term investments	320.5	57.8
Accounts receivable, less allowances of $17.2 and $11.5	231.2	226.8
Inventories, net	2,253.5	2,157.6
Prepaid expenses and other current assets	207.4	203.4
Total current assets	3,983.3	3,573.6

Property, plant and equipment, net	990.5	931.8
Deferred income taxes	188.2	301.8
Other assets, net	306.1	290.4
	$5,468.1	$5,097.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$120.6	$228.7
Accounts payable and accrued liabilities	437.4	312.8
Income taxes payable	89.4	22.1
Merchandise credits and deferred revenue	77.4	69.2
Total current liabilities	724.8	632.8

Long-term debt	882.9	878.4
Pension/postretirement benefit obligations	287.4	318.6
Deferred gains on sale-leasebacks	40.5	45.9
Other long-term liabilities	284.3	193.5

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 124.5 and 124.5	1.2	1.2
Additional paid-in capital	1,256.0	1,190.2
Retained earnings	2,114.2	2,078.3
Accumulated other comprehensive loss, net of tax	(138.0)	(256.2)
Total Tiffany & Co. stockholders' equity	3,233.4	3,013.5
Non-controlling interests	14.8	14.9
Total stockholders' equity	3,248.2	3,028.4
	$5,468.1	$5,097.6

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended January 31,
(in millions, except per share amounts)	2018	2017	2016
Net sales	$4,169.8	$4,001.8	$4,104.9
Cost of sales	1,565.1	1,511.5	1,613.6
Gross profit	2,604.7	2,490.3	2,491.3
Selling, general and administrative expenses	1,810.2	1,769.1	1,731.2
Earnings from operations	794.5	721.2	760.1
Interest expense and financing costs	42.0	46.0	49.0
Other (income) expense, net	(8.0)	(1.4)	1.2
Earnings from operations before income taxes	760.5	676.6	709.9
Provision for income taxes	390.4	230.5	246.0
Net earnings	$370.1	$446.1	$463.9
Net earnings per share:
Basic	$2.97	$3.57	$3.61
Diluted	$2.96	$3.55	$3.59
Weighted-average number of common shares:
Basic	124.5	125.1	128.6
Diluted	125.1	125.5	129.1

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Years Ended January 31,
(in millions)	2018	2017	2016
Net earnings	$370.1	$446.1	$463.9
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	95.7	(8.4)	(59.0)
Unrealized (loss) gain on marketable securities	(2.6)	1.8	(2.9)
Unrealized (loss) gain on hedging instruments	(6.8)	10.7	(21.4)
Unrealized gain on benefit plans	31.9	17.8	95.7
Total other comprehensive earnings, net of tax	118.2	21.9	12.4
Comprehensive earnings	$488.3	$468.0	$476.3

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
(in millions)				Shares	Amount
Balance at January 31, 2015	$2,850.7	$1,950.7	$(290.5)	129.3	$1.3	$1,173.6	$15.6
Exercise of stock options and vesting of restricted stock units ("RSUs")	0.3	—	—	0.3	—	0.3	—
Tax effect of exercise of stock options and vesting of RSUs	2.1	—	—	—	—	2.1	—
Share-based compensation expense	24.8	—	—	—	—	24.8	—
Purchase and retirement of Common Stock	(220.4)	(198.7)	—	(2.8)	—	(21.7)	—
Cash dividends on Common Stock	(203.4)	(203.4)	—	—	—	—	—
Other comprehensive earnings, net of tax	12.4	—	12.4	—	—	—	—
Net earnings	463.9	463.9	—	—	—	—	—
Redemption of non-controlling interest	(2.2)	—	—	—	—	(3.4)	1.2
Non-controlling interests	1.3	—	—	—	—	—	1.3
Balance at January 31, 2016	2,929.5	2,012.5	(278.1)	126.8	1.3	1,175.7	18.1
Exercise of stock options and vesting of RSUs	12.5	—	—	0.5	—	12.5	—
Tax effect of exercise of stock options and vesting of RSUs	(0.5)	—	—	—	—	(0.5)	—
Share-based compensation expense	24.5	—	—	—	—	24.5	—
Purchase and retirement of Common Stock	(183.6)	(161.5)	—	(2.8)	(0.1)	(22.0)	—
Cash dividends on Common Stock	(218.8)	(218.8)	—	—	—	—	—
Other comprehensive earnings, net of tax	21.9	—	21.9	—	—	—	—
Net earnings	446.1	446.1	—	—	—	—	—
Non-controlling interests	(3.2)	—	—	—	—	—	(3.2)
Balance at January 31, 2017	3,028.4	2,078.3	(256.2)	124.5	1.2	1,190.2	14.9
Exercise of stock options and vesting of RSUs	54.6	—	—	1.1	—	54.6	—
Shares withheld related to net share settlement of share-based compensation	(8.6)	—	—	(0.1)	—	(8.6)	—
Share-based compensation expense	28.2	—	—	—	—	28.2	—
Purchase and retirement of Common Stock	(99.2)	(90.8)	—	(1.0)	—	(8.4)	—
Cash dividends on Common Stock	(242.6)	(242.6)	—	—	—	—	—
Accrued dividends on share-based awards	(0.8)	(0.8)	—	—	—	—	—
Other comprehensive earnings, net of tax	118.2	—	118.2	—	—	—	—
Net earnings	370.1	370.1	—	—	—	—	—
Non-controlling interests	(0.1)	—	—	—	—	—	(0.1)
Balance at January 31, 2018	$3,248.2	$2,114.2	$(138.0)	124.5	$1.2	$1,256.0	$14.8

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$370.1	$446.1	$463.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	206.9	208.5	202.5
Amortization of gain on sale-leasebacks	(8.2)	(8.5)	(8.3)
Provision for inventories	28.9	19.2	25.4
Deferred income taxes	96.8	46.1	(1.9)
Provision for pension/postretirement benefits	35.0	45.4	65.8
Share-based compensation expense	28.0	24.3	24.5
Loan impairment charges	3.0	12.6	37.9
Asset impairment charges	10.0	25.4	—
Gains on sales of marketable securities	(3.5)	—	—
Changes in assets and liabilities:
Accounts receivable	7.0	(19.2)	(16.7)
Inventories	(52.9)	54.8	63.7
Prepaid expenses and other current assets	(28.8)	33.6	1.1
Other assets, net	(3.7)	0.8	(17.5)
Accounts payable and accrued liabilities	98.8	(21.7)	(13.7)
Income taxes payable	149.7	(39.3)	3.1
Merchandise credits and deferred revenue	6.2	1.5	3.0
Other long-term liabilities	(11.1)	(123.9)	(15.4)
Net cash provided by operating activities	932.2	705.7	817.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(598.0)	(125.5)	(100.0)
Proceeds from sales of marketable securities and short-term investments	351.4	109.8	73.6
Capital expenditures	(239.3)	(222.8)	(252.7)
Other, net	4.8	1.7	0.9
Net cash used in investing activities	(481.1)	(236.8)	(278.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from credit facility borrowings, net	(67.8)	14.2	(11.3)
Proceeds from other credit facility borrowings	39.2	76.8	24.8
Repayment of other credit facility borrowings	(96.1)	(83.1)	(16.0)
Proceeds from the issuance of long-term debt	—	98.1	—
Repayment of long-term debt	—	(97.1)	—
Repurchase of Common Stock	(99.2)	(183.6)	(220.4)
Proceeds from exercised stock options	54.6	15.3	2.0
Payments related to tax withholding for share-based payment arrangements	(8.7)	(2.9)	(1.6)
Cash dividends on Common Stock	(242.6)	(218.8)	(203.4)
Distribution to non-controlling interest	(0.5)	(3.8)	—
Financing fees	—	(1.5)	(0.2)
Net cash used in financing activities	(421.1)	(386.4)	(426.1)
Effect of exchange rate changes on cash and cash equivalents	12.7	1.9	0.5
Net increase in cash and cash equivalents	42.7	84.4	113.6
Cash and cash equivalents at beginning of year	928.0	843.6	730.0
Cash and cash equivalents at end of year	$970.7	$928.0	$843.6
See notes to consolidated financial statements.

TIFFANY & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	NATURE OF BUSINESS

Tiffany & Co. (the "Registrant") is a holding company that operates through Tiffany and Company ("Tiffany") and the Registrant's other subsidiary companies (collectively, the "Company"). The Registrant, through its subsidiaries, designs and manufactures products and operates TIFFANY & CO. retail stores worldwide, and also sells its products through Internet, catalog, business-to-business and wholesale distribution. The Company's principal merchandise offering is jewelry (representing 91% of worldwide net sales in 2017); it also sells timepieces, leather goods, sterling silver goods (other than jewelry), china, crystal, stationery, eyewear, fragrances and other accessories.

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

Certain prior year amounts have been reclassified to conform with the current year presentation. In connection with the adoption of ASU No. 2016-09 – Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, certain items have been reclassified on the consolidated statement of cash flows for the years ended January 31, 2017 and 2016. See "Recently Adopted Accounting Standards" below for additional information.

TIFFANY & CO.

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"); these principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes to the consolidated financial statements. Actual results could differ from these estimates and the differences could be material. Periodically, the Company reviews all significant estimates and assumptions affecting the consolidated financial statements relative to current conditions and records the effect of any necessary adjustments.

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

Short-Term Investments

Short-term investments are classified as available-for-sale and are carried at fair value. At January 31, 2018 and 2017, the Company's short-term available-for-sale investments consisted entirely of time deposits. At the time of purchase, management determines the appropriate classification of these investments and reevaluates such designation as of each balance sheet date.

Receivables and Financing Arrangements

Receivables. The Company's accounts receivable, net primarily consists of amounts due from Credit Receivables (defined below), department store operators that host TIFFANY & CO. boutiques in their stores, third-party credit card issuers and wholesale customers. The Company maintains an allowance for doubtful accounts for estimated losses associated with outstanding accounts receivable. The allowance is determined based on a combination of factors including, but not limited to, the length of time that the receivables are past due, management's knowledge of the customer, economic and market conditions and historical write-off experiences.

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts must be received by the Company. For all Credit Receivables, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At January 31, 2018 and 2017, the carrying amount of the Credit Receivables (recorded in Accounts receivable, net) was $67.1 million and $71.9 million, of which 95% and 97% were considered current, respectively. The allowance for doubtful accounts for estimated losses associated with the Credit Receivables ($1.3 million at January 31, 2018 and $1.1 million at January 31, 2017) was determined based on the factors discussed above. Finance charges earned on Credit Receivables accounts were not significant.

Financing Arrangements. The Company provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. Management evaluates these financing arrangements for potential impairment by reviewing the parties' financial statements along with projections and business, operational and other economic factors on a periodic basis.

As of January 31, 2017, the Company had a $43.8 million financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). However, the Company recorded impairment charges totaling $4.2 million and $37.9 million during the fiscal years ended January 31, 2017 and 2016, respectively, related to the Loan and ceased accruing interest income on the loan as of July 2015, resulting in a net carrying amount of $1.7

TIFFANY & CO.

million as of January 31, 2017. In 2017, the Company sold its interest in the Loan to Koidu's largest creditor for $1.7 million. Additionally, the Company and Koidu entered into an agreement to terminate the supply agreement between the parties, pursuant to which Laurelton Diamonds, Inc., a wholly owned subsidiary of the Company, had previously been required to purchase at fair market value certain diamonds recovered from the mine operated by Koidu that met Laurelton's quality standards.

The Company also recorded an impairment charge of $8.4 million during the fiscal year ended January 31, 2017 related to a separate financing arrangement with another diamond mining and exploration company.

At January 31, 2017, the current portion of the carrying amount of financing arrangements including accrued interest was $4.6 million and was recorded in Prepaid expenses and other current assets. At January 31, 2017, the non-current portion of the carrying amount of all such financing arrangements including accrued interest was $4.4 million and was included in Other assets, net. At January 31, 2018, the carrying amount of financing arrangements was not significant. Impairment charges recorded on such arrangements were not significant during 2017.

Inventories

Inventories are valued at the lower of cost or net realizable value using the average cost method except for certain diamond and gemstone jewelry which uses the specific identification method.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company's capitalized interest costs were not significant in 2017, 2016 or 2015.

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

TIFFANY & CO.

Intangible Assets and Key Money

Intangible assets, consisting of product rights and trademarks, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, which range from 15 to 20 years. Intangible assets are reviewed for impairment in accordance with the Company's policy for impairment of long-lived assets (see "Impairment of Long-Lived Assets" below).

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

The following table summarizes intangible assets and key money, included in Other assets, net, as follows:

	January 31, 2018		January 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product rights	$48.9	$(13.5)	$48.9	$(11.0)
Key money	36.8	(5.5)	31.9	(4.1)
Trademarks	2.5	(2.5)	2.5	(2.5)
	$88.2	$(21.5)	$83.3	$(17.6)

Amortization of intangible assets and key money for the years ended January 31, 2018, 2017 and 2016 was $3.4 million, $3.4 million and $3.7 million, respectively. Amortization expense is estimated to be approximately $3.6 million in each of the next five years.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination. Goodwill is evaluated for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the value of goodwill may be impaired. A qualitative assessment is first performed for each reporting unit to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation, based on discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions. If the quantitative evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. At January 31, 2018 and 2017, goodwill, included in Other assets, net, consisted of the following by reportable segment:

(in millions)	Americas	Asia-Pacific	Japan	Europe	Other	Total
January 31, 2016	$12.2	$0.3	$1.1	$1.0	$23.9	$38.5
Translation	(0.1)	—	(0.1)	0.1	—	(0.1)
January 31, 2017	12.1	0.3	1.0	1.1	23.9	38.4
Translation	0.1	—	—	—	0.6	0.7
January 31, 2018	$12.2	$0.3	$1.0	$1.1	$24.5	$39.1

The Company recorded no impairment charges related to goodwill in 2017, 2016 or 2015.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets (such as property, plant and equipment) other than goodwill for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the comparisons indicate that the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the

TIFFANY & CO.

asset and the loss is recognized during that period. In 2017, the Company recorded aggregate impairment charges of $10.0 million related to property, plant and equipment. In 2016, the Company recorded an impairment charge of $25.4 million associated with the costs capitalized in connection with the development of a new finished goods inventory management and merchandising information system (see "Note E. Property, Plant and Equipment" for additional information). The Company recorded no significant impairment charges related to long-lived assets in 2015.

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

Marketable Securities

The Company's marketable securities, recorded within Other assets, net, are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses are recorded in Other (income) expense, net. The marketable securities are held for an indefinite period of time, but may be sold in the future as changes in market conditions or economic factors occur. The fair value of the marketable securities is determined based on prevailing market prices. Gross unrealized gains and gross unrealized losses recorded within Accumulated other comprehensive loss, net of tax as of January 31, 2018 and 2017 were not significant.

Realized gains or losses reclassified from other comprehensive earnings are determined on the basis of specific identification.

The Company's marketable securities primarily consist of investments in mutual funds. When evaluating marketable securities for other-than-temporary impairment, the Company reviews factors such as the length of time and the extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company's ability and intent to hold the investments for a period of time which may be sufficient for anticipated recovery in market value. Based on the Company's evaluations, it determined that any unrealized losses on its outstanding mutual funds were temporary in nature and, therefore, did not record any impairment charges during 2017, 2016 or 2015.

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

Advertising, Marketing, Public and Media Relations Costs

Advertising, marketing, public and media relations costs include media, production, catalogs, Internet, marketing events, visual merchandising costs (in-store and window displays) and other related costs. In 2017, 2016 and 2015, these costs totaled $314.9 million, $299.0 million and $302.0 million, respectively, representing 7.6%, 7.5% and 7.4% of worldwide net sales, respectively. Media and production costs for print and digital advertising are expensed as incurred, while catalog costs are expensed upon first distribution.

Pre-Opening Costs

Costs associated with the opening of new retail stores are expensed in the period incurred.

Stock-Based Compensation

New, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock units, are measured at fair value and recognized as compensation expense over the requisite service period. Compensation expense recognized reflects an estimate of the number of awards expected to vest and incorporates an estimate of award forfeitures based on actual experience. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period required to obtain full vesting.

Merchandise Design Activities

Merchandise design activities consist of conceptual formulation and design of possible products and creation of pre-production prototypes and molds. Costs associated with these activities are expensed as incurred.

Foreign Currency

The functional currency of most of the Company's foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss, net of tax within stockholders' equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded net losses resulting from foreign currency transactions of $5.3 million, $4.8 million and $9.8 million within Other (income) expense, net in 2017, 2016 and 2015, respectively.

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

The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, the Company considers all available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. In the event management were to determine that the Company would be able to realize its deferred income tax assets in the future in excess of their net recorded amounts, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

In evaluating the exposures associated with the Company's various tax filing positions, management records reserves using a more-likely-than-not recognition threshold for income tax positions taken or expected to be taken.

The Registrant, its U.S. subsidiaries and the foreign branches of its U.S. subsidiaries file a consolidated Federal income tax return.

The Company accounts for the impact of changes in tax legislation in the period in which the legislation is enacted. The 2017 U.S. Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted on December 22, 2017 in the U.S. On that date, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 118 ("SAB 118"), which addresses the application of U.S. GAAP in situations in which a registrant does not have necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company has accounted for the 2017 Tax Act in accordance with the provisions of SAB 118. See "Note O. Income Taxes" for additional information on the provisions and impacts of the 2017 Tax Act and SAB 118.

Earnings Per Share ("EPS")

Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Years Ended January 31,
(in millions)	2018	2017	2016
Net earnings for basic and diluted EPS	$370.1	$446.1	$463.9
Weighted-average shares for basic EPS	124.5	125.1	128.6
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.6	0.4	0.5
Weighted-average shares for diluted EPS	125.1	125.5	129.1

For the years ended January 31, 2018, 2017 and 2016, there were 0.6 million, 1.3 million and 0.8 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect, respectively.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 – Revenue From Contracts with Customers, to clarify the principles of recognizing revenue and create

TIFFANY & CO.

common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under ASC 605 – Revenue Recognition. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 for one year to interim and annual reporting periods beginning after December 15, 2017. Early adoption was also permitted as of the original effective date (interim and annual periods beginning after December 15, 2016) and full or modified retrospective application is permitted. Subsequently, the FASB has issued a number of ASU's amending ASU 2014-09 and providing further guidance related to revenue recognition, which management continues to evaluate. The effective date and transition requirements for these amendments are the same as ASU 2014-09, as amended by ASU 2015-14. Management expects the impact of the adoption of ASU 2014-09 on the Company's consolidated financial statements will be as follows:

•
The Company's revenue is primarily generated from the sale of finished products to customers (primarily through the retail, e-commerce or wholesale channels). The Company's performance obligations underlying such sales, and the timing of revenue recognition related thereto, will remain substantially unchanged following the adoption of this ASU.

•	The Company will now recognize gift card breakage income based on the historical pattern of gift card redemptions.

•
The adoption of this ASU will result in a reclassification within the consolidated balance sheet of the portion of the Company's sales return reserve attributable to cost of sales from Accounts receivable, net to Other current assets beginning with the quarter ending April 30, 2018.

•
Management will adopt the guidance in this ASU beginning on February 1, 2018 using the modified retrospective transition approach, with the related adjustment to retained earnings reflecting the cumulative impact of applying this guidance as of the adoption date. Under this modified retrospective approach, the prior period financial statements presented are not restated. Management does not believe the adoption of this ASU will have a significant impact to the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02 – Leases, which requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Leases will be classified as either financing or operating, similar to current accounting requirements, with the applicable classification determining the pattern of expense recognition in the statement of earnings. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and currently must be adopted using a modified retrospective approach. Management continues to evaluate the impact of this ASU on the consolidated financial statements, but expects that adoption will result in a significant increase in the Company's assets and liabilities. The Company's implementation project team has completed the assessment phase of the project, during which the project team compiled information to evaluate the Company's real estate, personal property and other arrangements that may meet the definition of a lease under this ASU and identified areas that may require the development of additional processes and policies. The Company's implementation project team is in the solution development phase of the project, which includes the development and implementation of any such additional processes and policies, collection of key data for each leased asset to be utilized throughout this phase of the project and selection of the practical expedients permitted under the ASU.

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

TIFFANY & CO.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption was permitted and the amendments should be applied using a retrospective method. Management will adopt this ASU beginning on February 1, 2018 using the retrospective method. Management does not believe the adoption of this ASU will have a significant impact to the consolidated statements of cash flows and related disclosures.

In October 2016, the FASB issued ASU 2016-16 – Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This ASU eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Therefore, under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted as of the first interim period of 2017 and the amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management will adopt this ASU beginning on February 1, 2018 using the modified retrospective method. Management does not believe the adoption of this ASU will have a significant impact on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under this ASU, only the service cost component of the net periodic benefit cost will be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period, while the non-service cost components of net periodic benefit cost are required to be presented in the income statement separate from Earnings from operations. In addition, only the service cost component will be eligible for capitalization in assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments in this ASU will be applied retrospectively for the presentation of the components of net periodic benefit cost other than service cost in the statement of earnings, and prospectively for the capitalization of the service cost component. Management will adopt this ASU beginning on February 1, 2018. This ASU will be applied retrospectively using the practical expedient permitted by this ASU and will require the reclassification of the non-service cost components of the net periodic benefit cost from within Earnings from operations to Interest and other expenses, net. This will increase Earnings from operations for the years ended January 31, 2018 and 2017 by $14.9 million (with $6.0 million reclassified from Cost of sales and $8.9 million reclassified from SG&A expenses) and $25.2 million (with $8.7 million reclassified from Cost of sales and $16.5 million reclassified from SG&A expenses), respectively, but will have no impact on Net earnings for those periods. The requirement set forth under this ASU that allows only the service cost component of net periodic benefit cost to be capitalized is not expected to have a significant impact on the Company’s results of operations.

In May 2017, the FASB issued ASU 2017-09 - Compensation-Stock Compensation: Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. This ASU is effective prospectively for annual periods beginning after December 15, 2017 and early adoption was permitted. Accordingly, management will adopt this ASU beginning on February 1, 2018 and will apply this ASU prospectively to any share-based payment awards modified on or after February 1, 2018.

In August 2017, the FASB issued ASU 2017-12 - Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied on a modified retrospective basis, while presentation and disclosure requirements set forth under this ASU are required prospectively in all interim periods and fiscal years ending after the date of adoption. Management is currently evaluating the impact of this ASU on the consolidated financial statements. The simplifications to the application of hedge accounting may result in management's expanding the use of hedge accounting in future periods.

TIFFANY & CO.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09 - Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which provides guidance on several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this ASU beginning on February 1, 2017 as follows:

•
As required upon the adoption of this new guidance, on a prospective basis, the Company recognized excess tax benefits of $6.8 million (resulting from an increase in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item during the year ended January 31, 2018. This amount may not be indicative of future amounts that may be recognized, as any excess tax benefits and/or shortfalls recognized in future periods will be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to February 1, 2017, excess tax benefits were recognized in stockholders' equity.

•
The ASU also clarified that cash payments made to taxing authorities on the employees’ behalf for shares withheld for taxes should be presented as a financing activity. This aspect of the guidance was adopted retrospectively, as required; accordingly, the Company reclassified $2.9 million and $1.6 million of such payments from operating activities to financing activities in the consolidated statement of cash flows for the years ended January 31, 2017 and 2016, respectively.

•
As permitted, the Company elected to classify excess tax benefits as an operating activity in the consolidated statement of cash flows, instead of as a financing activity, and adopted this portion of the ASU retrospectively, reclassifying $0.7 million and $2.2 million to operating activities from financing activities for the years ended January 31, 2017 and 2016, respectively.

•
As permitted, the Company has elected to continue to estimate the impact of forfeitures when determining the amount of compensation cost to be recognized each period, rather than account for such forfeitures as they occur.

C.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:

	Years Ended January 31,
(in millions)	2018	2017	2016
Interest, net of interest capitalization	$41.5	$40.6	$42.5
Income taxes	$156.2	$213.9	$237.5

Supplemental noncash investing and financing activities:

	January 31,
(in millions)	2018	2017	2016
Accrued capital expenditures	$20.1	$10.7	$8.2

TIFFANY & CO.

D.	INVENTORIES

	January 31,
(in millions)	2018	2017
Finished goods	$1,314.6	$1,249.4
Raw materials	821.4	806.3
Work-in-process	117.5	101.9
Inventories, net	$2,253.5	$2,157.6

E.	PROPERTY, PLANT AND EQUIPMENT

	January 31,
(in millions)	2018	2017
Land	$41.8	$41.8
Buildings	123.0	122.5
Leasehold and building improvements	1,328.6	1,195.8
Office equipment	267.4	245.7
Software	353.2	312.4
Furniture and fixtures	311.6	281.2
Machinery and equipment	187.4	177.7
Construction-in-progress	105.1	78.6
	2,718.1	2,455.7
Accumulated depreciation and amortization	(1,727.6)	(1,523.9)
	$990.5	$931.8

Depreciation and amortization expense for the years ended January 31, 2018, 2017 and 2016 was $200.8 million, $202.5 million and $196.3 million, respectively.

Information Systems Assessment. The Company is engaged in a multi-year program to evaluate and, where appropriate, upgrade and/or replace certain of its information systems. As part of this program, the Company identified opportunities to enhance its finished goods inventory management and merchandising capabilities, and began development efforts to replace certain of its existing systems and provide these enhanced capabilities. In 2016, the Company completed an assessment of the replacement system that was under development to evaluate whether the continued development of this system would deliver sufficiently improved operating capabilities. Following the completion of this assessment, in the three months ended January 31, 2017, the Company concluded that the development of this system should be modified such that the finished goods inventory management and merchandising capabilities that were intended to be delivered utilizing this new system will instead be delivered through further development of the Company’s current Enterprise Resource Planning system and continued implementation of a new order management system. Accordingly, the Company evaluated the costs capitalized for the development of the replacement system for impairment in accordance with its policy on the review of long-lived assets (see "Note B. Summary of Significant Accounting Policies"), and determined, based on specific identification of costs capitalized pertaining to the development of specific capabilities in the new system, that $25.4 million of such capitalized costs related to software functionality which will not be utilized, and therefore will not have future benefit to the Company. As such, the Company recorded a pre-tax impairment charge of $25.4 million as a component of SG&A expenses in the three months ended January 31, 2017.

TIFFANY & CO.

F.	ACCOUNTS PAYABLE AND ACCRUED LIABILTIES

	January 31,
(in millions)	2018	2017
Accounts payable - trade	$201.5	$108.6
Accrued compensation and commissions	110.0	96.3
Accrued sales, withholding and other taxes	24.6	26.7
Other	101.3	81.2
	$437.4	$312.8

G.	DEBT

		January 31,
(in millions)	2018	2017
Short-term borrowings:
Credit Facilities	$33.5	$93.0
Other credit facilities	87.1	135.7
	$120.6	$228.7

Long-term debt:
Unsecured Senior Notes:
2012 4.40% Series B Notes, due July 2042 [a]	$250.0	$250.0
2014 3.80% Senior Notes, due October 2024 [b,c]	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [b,c]	300.0	300.0
2016 0.78% Senior Notes, due August 2026 [b,d]	91.9	88.0
	891.9	888.0
Less unamortized discounts and debt issuance costs	9.0	9.6
	$882.9	$878.4

[a]	The agreements governing these Senior Notes require repayments of $50.0 million in aggregate every five years beginning in July 2022.

[b]	These agreements require lump sum repayments upon maturity.

[c]	These Senior Notes were issued at a discount, which will be amortized until the debt maturity.

[d]	These Senior Notes were issued at par, ¥10.0 billion.

Credit Facilities

In 2014, the Registrant entered into a four-year $375.0 million and a five-year $375.0 million multi-bank, multi-currency, committed unsecured revolving credit facility, including letter of credit subfacilities, (collectively, the "Credit Facilities") resulting in a total borrowing capacity of $750.0 million. The Credit Facilities are available for working capital and other corporate purposes. Borrowings under the Credit Facilities will bear interest at a rate per annum equal to, at the option of the Company, (1) LIBOR (or other applicable reference rate) for the relevant currency plus an applicable margin based upon the Company's leverage ratio as defined under the Credit Facilities, or (2) an alternate base rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate and (iii) one-month LIBOR plus 1%, plus an applicable margin based upon the Company's leverage ratio as defined under the Credit Facilities. The Credit Facilities also require payment to the lenders of a facility fee

TIFFANY & CO.

on the amount of the lenders’ commitments under the credit facilities from time to time at rates based upon the Company's leverage ratio as defined under the Credit Facilities. Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the Credit Facilities are permissible without penalty, subject to certain conditions pertaining to minimum notice and minimum reduction amounts.

In October 2016, the maturity for each of the Credit Facilities was extended for one additional year pursuant to the terms set forth in the respective agreements governing the Credit Facilities. Therefore, the four-year and five-year Credit Facilities will mature in October of 2019 and 2020, respectively.

At January 31, 2018, there were $33.5 million of borrowings outstanding, $6.8 million of letters of credit issued but not outstanding and $709.7 million available for borrowing under the Credit Facilities. At January 31, 2017, there were $93.0 million of borrowings outstanding, $4.0 million of letters of credit issued but not outstanding and $653.0 million available for borrowings. The weighted-average interest rate for borrowings outstanding was 1.10% at January 31, 2018 and 1.72% at January 31, 2017.

Commercial Paper

In August 2017, the Registrant and one of its wholly owned subsidiaries established a commercial paper program (the "Commercial Paper Program") for the issuance of commercial paper in the form of short-term promissory notes in an aggregate principal amount not to exceed $750.0 million. Borrowings under the Commercial Paper Program are used for general corporate purposes. The aggregate amount of borrowings that the Company is currently authorized to have outstanding under the Commercial Paper Program and the Credit Facilities is $750.0 million. The Registrant guarantees the obligations of its wholly owned subsidiary under the Commercial Paper Program. Maturities of commercial paper notes may vary, but cannot exceed 397 days from the date of issuance. Notes issued under the Commercial Paper Program rank equally with the Registrant's present and future unsecured and unsubordinated indebtedness. At January 31, 2018, there were no borrowings outstanding under the Commercial Paper Program.

Other Credit Facilities

Tiffany-Shanghai Credit Agreement. In July 2016, the Registrant's wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 990.0 million ($156.5 million at January 31, 2018). The Tiffany-Shanghai Credit Agreement, which matures in July 2019, was made available to refinance amounts outstanding under Tiffany-Shanghai’s previously existing RMB 930.0 million three-year multi-bank revolving credit agreement (the "2013 Agreement"), which expired pursuant to its terms in July 2016, as well as for Tiffany-Shanghai's ongoing general working capital requirements. The six lenders party to the Tiffany-Shanghai Credit Agreement will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China (provided, that if such announced rate is below zero, the applicable interest rate shall be deemed to be zero). In connection with the Tiffany-Shanghai Credit Agreement, in July 2016, the Registrant entered into a Guaranty Agreement by and between the Registrant and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty"). At January 31, 2018, there was $112.7 million available to be borrowed under the Tiffany-Shanghai Credit Agreement and $43.8 million was outstanding at a weighted-average interest rate of 4.35%. At January 31, 2017, there was $103.6 million available to be borrowed under the Tiffany-Shanghai Credit Agreement and $40.2 million was outstanding at a weighted-average interest rate of 4.35%.

Other. The Company has various other revolving credit facilities, primarily in Japan and China. At January 31, 2018, the facilities totaled $139.0 million and $43.3 million was outstanding at a weighted-average interest rate of 6.87%. At January 31, 2017, the facilities totaled $137.3 million and $95.5 million was outstanding at a weighted-average interest rate of 2.99%.

Senior Notes

2016 Senior Notes. In August 2016, the Registrant issued ¥10.0 billion ($91.9 million at January 31, 2018) of 0.78% Senior Notes due August 2026 (the "Yen Notes") in a private transaction. The proceeds from the issuance of the Yen Notes were used to repay the Registrant's ¥10.0 billion 1.72% Senior Notes due September 2016 upon the maturity thereof. The Yen Notes bear interest at a rate of 0.78% per annum, payable semi-annually on February 26 and August 26 of each year, commencing February 26, 2017. the Registrant may redeem all or part of the Yen Notes

TIFFANY & CO.

upon not less than 30 nor more than 60 days' prior notice at a redemption price equal to the sum of (i) 100% of the principal amount of the Yen Notes to be redeemed, plus (ii) accrued and unpaid interest, if any, on those Yen Notes to the redemption date, plus (iii) a make-whole premium as of the redemption date.

Debt Covenants

The agreements governing the Credit Facilities include specific financial covenants, as well as other covenants that limit the ability of the Registrant to incur certain subsidiary indebtedness, incur liens, impose restrictions on subsidiary distributions and engage in mergers, consolidations and sales of all or substantially all of Registrant and its subsidiaries' assets, in addition to other requirements and "Events of Default" (as defined in the agreements governing the Credit Facilities) customary to such borrowings.

The Tiffany-Shanghai Credit Agreement includes certain covenants that limit Tiffany-Shanghai's ability to pay certain dividends, make certain investments and incur certain indebtedness, and the Guaranty requires maintenance by the Registrant of specific financial covenants and ratios, in addition to other requirements and limitations customary to such borrowings.

The indenture governing the 2014 3.80% Senior Notes and 2014 4.90% Senior Notes, as amended and supplemented in respect of each such series of Notes (the "Indenture"), contains covenants that, among other things, limit the ability of the Registrant and its subsidiaries under certain circumstances to create liens and impose conditions on the Registrant’s ability to engage in mergers, consolidations and sales of all or substantially all of its or its subsidiaries’ assets. The Indenture also contains certain "Events of Default" (as defined in the Indenture) customary for indentures of this type. The Indenture does not contain any specific financial covenants.

The agreements governing the 2012 4.40% Series B Senior Notes and the Yen Notes require maintenance of specific financial covenants and ratios and limit certain changes to indebtedness of the Registrant and its subsidiaries and the general nature of the business, in addition to other requirements customary to such borrowings.

At January 31, 2018, the Company was in compliance with all debt covenants. In the event of any default of payment or performance obligations extending beyond applicable cure periods as set forth in the agreements governing the Company's applicable debt instruments, such agreements may be terminated or payment of the applicable debt may be accelerated. Further, each of the Credit Facilities, the Tiffany-Shanghai Credit Agreement, the agreements governing the 2012 4.40% Series B Senior Notes and the Yen Notes, and certain other loan agreements contain cross default provisions permitting the termination and acceleration of the loans, or acceleration of the notes, as the case may be, in the event that certain of the Company's other debt obligations are terminated or accelerated prior to their maturity.

Long-Term Debt Maturities

Aggregate maturities of long-term debt as of January 31, 2018 are as follows:

Years Ending January 31,	Amount [a] (in millions)
2019	$
2020	—
2021	—
2022	—
2023	50.0
Thereafter	841.9
$891.9

[a]	Amounts exclude any unamortized discount or premium.

TIFFANY & CO.

Letters of Credit

The Company has available letters of credit and financial guarantees of $81.2 million, of which $22.6 million was outstanding at January 31, 2018. Of those available letters of credit and financial guarantees, $60.1 million expires within one year. These amounts do not include letters of credit issued under the Credit Facilities.

H.    HEDGING INSTRUMENTS

Background Information

The Company uses derivative financial instruments, including interest rate swaps, cross-currency swaps, forward contracts and net-zero-cost collar arrangements (combination of call and put option contracts) to mitigate a portion of its exposures to changes in interest rates, foreign currency exchange rates and precious metal prices.

Derivative Instruments Designated as Hedging Instruments. If a derivative instrument meets certain hedge accounting criteria, it is recorded on the consolidated balance sheet at its fair value, as either an asset or a liability, with an offset to current or other comprehensive earnings, depending on whether the hedge is designated as one of the following on the date it is entered into:

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

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of additional debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in 2012 and recorded an unrealized loss within accumulated other comprehensive loss. As of January 31, 2018, $18.5 million remains recorded as an

TIFFANY & CO.

unrealized loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in 2014 and recorded an unrealized loss within accumulated other comprehensive loss. As of January 31, 2018, $3.7 million remains recorded as an unrealized loss and is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

Cross-currency Swaps – In 2016 and 2017, the Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of January 31, 2018, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

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

As of January 31, 2018, the notional amounts of foreign exchange forward contracts were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥16,996.8	$154.9
British pound		£14.4	19.3
Derivatives not designated as hedging instruments:
U.S. dollar		$39.8	$39.8
Euro		€13.3	15.9
Australian Dollar	AU$	16.8	13.3
British pound		£5.2	7.0
Czech koruna	CZK	123.7	5.8
Japanese yen		¥876.0	8.0
Mexican peso	₱	100.4	5.2
New Zealand dollar	NZ$	11.3	8.2
Singapore dollar	S$	29.2	21.9
Swiss franc	Fr.	6.2	6.4

The maximum term of the Company's outstanding foreign exchange forward contracts as of January 31, 2018 is 12 months.

TIFFANY & CO.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of January 31, 2018, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted precious metals transactions is 17 months. As of January 31, 2018, there were precious metal derivative instruments outstanding for approximately 45,000 ounces of platinum, 900,000 ounces of silver and 37,200 ounces of gold.

Information on the location and amounts of derivative gains and losses in the consolidated financial statements is as follows:

	Years Ended January 31,
	2018		2017
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$(6.3)	$0.1	$(1.5)	$(1.5)
Precious metal collars [a]	1.0	0.3	—	—
Precious metal forward contracts [a]	4.2	(0.9)	14.0	(8.5)
Cross-currency swaps [b]	(19.9)	(11.1)	(0.4)	6.6
Forward-starting interest rate swaps [c]	—	(1.4)	—	(1.5)
	$(21.0)	$(13.0)	$12.1	$(4.9)

[a]	The gain or loss recognized in earnings is included within Cost of sales.

[b]	The gain or loss recognized in earnings is included within Other (income) expenses, net.

[c]	The gain or loss recognized in earnings is included within Interest expense and financing costs.

The pre-tax gains (losses) on derivatives not designated as hedging instruments were not significant in the year ended January 31, 2018. The Company had pre-tax losses of $9.2 million on such instruments in the year ended January 31, 2017 and were included in Other (income) expense, net. There was no material ineffectiveness related to the Company's hedging instruments for the periods ended January 31, 2018 and 2017. The Company expects approximately $0.5 million of net pre-tax derivative gains included in accumulated other comprehensive loss at January 31, 2018 will be reclassified into earnings within the next 12 months. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Financial assets and liabilities carried at fair value at January 31, 2018 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Marketable securities [a]	$22.5	$—	$—	$22.5
Time deposits [b]	320.5	—	—	320.5
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	3.6	—	3.6
Foreign exchange forward contracts [c]	—	0.1	—	0.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	1.0	—	1.0
Total financial assets	$343.0	$4.7	$—	$347.7

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$1.9	$—	$1.9
Foreign exchange forward contracts [d]	—	4.8	—	4.8
Cross-currency swaps [d]	—	20.2	—	20.2
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	1.4	—	1.4
Total financial liabilities	$—	$28.3	$—	$28.3

TIFFANY & CO.

Financial assets and liabilities carried at fair value at January 31, 2017 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Marketable securities [a]	$36.4	$—	$—	$36.4
Time deposits [b]	57.8	—	—	57.8
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	3.6	—	3.6
Precious metal collar contracts [c]	—	0.4	—	0.4
Foreign exchange forward contracts [c]	—	9.6	—	9.6
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	0.3	—	0.3
Total financial assets	$94.2	$13.9	$—	$108.1

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$5.4	$—	$5.4
Precious metal collars [d]	—	0.3	—	0.3
Foreign exchange forward contracts [d]	—	0.6	—	0.6
Cross-currency swaps [d]	—	0.4	—	0.4
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	2.2	—	2.2
Total financial liabilities	$—	$8.9	$—	$8.9

[a]	Included within Other assets, net.

[b]	Included within Short-term investments.

[c]	Included within Prepaid expenses and other current assets or Other assets, net based on the maturity of the contract.

[d]	Included within Accounts payable and accrued liabilities or Other long-term liabilities based on the maturity of the contract.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the short-term maturities of these assets and liabilities and as such are measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $1.0 billion and $1.1 billion at January 31, 2018 and 2017 and the corresponding fair value was $1.0 billion and $1.1 billion, respectively.

J.    COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office, distribution, retail and manufacturing facilities, land and equipment. Retail store leases may require the payment of minimum rentals and contingent rent based on a percentage of sales exceeding a

TIFFANY & CO.

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

The Company entered into sale-leaseback arrangements for its Retail Service Center, a distribution and administrative office facility in New Jersey, in 2005 and for the TIFFANY & CO. stores in Tokyo's Ginza shopping district and on London's Old Bond Street in 2007. These sale-leaseback arrangements resulted in total deferred gains of $144.5 million, which are being amortized in SG&A expenses over periods that range from 15 to 20 years. As of January 31, 2018, $40.5 million of these deferred gains remained to be amortized.

Rent expense for the Company's operating leases consisted of the following:

	Years Ended January 31,
(in millions)	2018	2017	2016
Minimum rent for retail locations	$198.7	$184.1	$172.2
Contingent rent based on sales	32.7	32.4	34.9
Office, distribution and manufacturing facilities and equipment	40.0	40.0	37.0
	$271.4	$256.5	$244.1

In addition, the Company operates certain TIFFANY & CO. stores within various department stores outside the U.S. and has agreements where the department store operators provide store facilities and other services. The Company pays the department store operators a percentage fee based on sales generated in these locations (recorded as commission expense within SG&A expenses) which totaled $118.9 million, $117.9 million and $109.4 million in 2017, 2016 and 2015, respectively, and which are not included in the table above.

Aggregate annual minimum rental payments under non-cancelable operating leases are as follows:

Years Ending January 31,	Annual Minimum Rental Payments [a] (in millions)
2019	$313.6
2020	249.4
2021	209.5
2022	185.8
2023	163.6
Thereafter	563.8

[a]	Operating lease obligations do not include obligations for property taxes, insurance and maintenance that are required by most lease agreements.

Diamond Sourcing Activities

The Company has agreements with various diamond producers to purchase a minimum volume of rough diamonds at prevailing fair market prices. Under those agreements, management anticipates that it will purchase approximately $45.0 million of rough diamonds in 2018. Purchases beyond 2018 that are contingent upon mine production at

TIFFANY & CO.

then-prevailing fair market prices cannot be reasonably estimated. In addition, the Company also regularly purchases rough and polished diamonds from other suppliers, although it has no contractual obligations to do so.

Contractual Cash Obligations and Contingent Funding Commitments

At January 31, 2018, the Company's contractual cash obligations and contingent funding commitments were for inventory purchases of $268.4 million (which includes the $45.0 million obligation discussed in Diamond Sourcing Activities above), as well as for other contractual obligations of $86.6 million (primarily for construction-in-progress, technology licensing and service contracts, advertising and media agreements and fixed royalty commitments).

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $78.0 million at January 31, 2018) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $4.1 billion at January 31, 2018) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $129.0 million at January 31, 2018) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $578.0 million at January 31, 2018) (calculated based on alleged future lost profits of the Tiffany Parties).

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

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award was set aside. However, the Swatch Parties took action in the Dutch courts to appeal the District Court's decision, and a three-judge panel of the Appellate Court of Amsterdam presided over an appellate hearing in respect of the annulment, and the related claim by the Tiffany Parties for the return of the Arbitration Damages and related costs, on June 29, 2016. The Appellate Court issued its decision on April 25, 2017, finding in favor of the Swatch Parties and ordering the Tiffany Parties to reimburse the Swatch Parties EUR 6,340 in legal costs. The Tiffany Parties have taken action to appeal the decision of the Appellate Court to the Supreme Court of the Netherlands. As such, the Arbitration Award may ultimately be set aside by the Supreme Court. Registrant's management believes it is likely that the Supreme Court will issue its decision during Registrant's fiscal year ending January 31, 2019. However, it is possible that such decision could be later issued or that such decision could require the Appellate Court to reconsider certain elements of the dispute and, as such, the annulment action may not be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2020.

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

Management has not established any accrual in the Company's consolidated financial statements for the year ended January 31, 2018 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation

TIFFANY & CO.

of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees (which will be determined at a later date), and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). Costco has filed an appeal from the judgment, as well as a motion in the Court for a new trial. The appeal has been automatically stayed pending determination of the Court motion. Costco has also filed an appeal bond to secure the amount of the judgment entered by the Court pending appeal, so the Tiffany plaintiffs will be unable to enforce the judgment while the motion for a new trial and the appeal are pending. As such, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of January 31, 2018, and expects that this matter will not ultimately be resolved until, at the earliest, the Company's fiscal year ending January 31, 2019.

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

Other Regulatory Matters
The Company is subject to regulations in various jurisdictions in which the Company operates, including those related to the sale of consumer products. During the Company's regular internal quality testing in 2016, the Company identified a potential breach of its sourcing and quality standards applicable to third party vendors. The Company assessed the composition of certain of its gold products manufactured primarily by certain U.S. third-party vendors, which contained gold solder manufactured by other U.S. vendors, to determine whether such products were in compliance with applicable consumer products requirements and regulations. Following this assessment, management determined that no liability was required to be recorded.

TIFFANY & CO.

Other

In the fourth quarter of 2015, the Company implemented specific cost-reduction initiatives and recorded $8.8 million of expense within SG&A expenses. These unrelated cost-reduction initiatives included severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered.

K.	RELATED PARTIES

A director of the Company who previously served as Chief Executive Officer until April 1, 2015, was a member of the Board of Directors of The Bank of New York Mellon through April 14, 2015. The Bank of New York Mellon serves as the Company's trustee for its Senior Notes due in 2024 and 2044, participates as a co-syndication agent and lender for its Credit Facilities, provides other general banking services and serves as the trustee for the Company's pension plan. Fees paid to the bank for services rendered and interest on debt amounted to $0.7 million in 2015.

L.    STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

	January 31,
(in millions)	2018	2017
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(48.0)	$(143.7)
Unrealized (loss) gain on marketable securities	(1.8)	0.8
Deferred hedging loss	(22.9)	(16.1)
Net unrealized loss on benefit plans	(65.3)	(97.2)
	$(138.0)	$(256.2)

TIFFANY & CO.

Additions to and reclassifications out of accumulated other comprehensive earnings (loss) were as follows:

	Years Ended January 31,
(in millions)	2018	2017	2016
Foreign currency translation adjustments	$97.9	$8.3	$(59.9)
Income tax (expense) benefit	(2.2)	(16.7)	0.9
Foreign currency translation adjustments, net of tax	95.7	(8.4)	(59.0)
Unrealized gain (loss) on marketable securities	0.2	2.7	(4.1)
Reclassification for gain included in net earnings [a]	(3.5)	—	(0.4)
Income tax benefit (expense)	0.7	(0.9)	1.6
Unrealized (loss) gain on marketable securities, net of tax	(2.6)	1.8	(2.9)
Unrealized (loss) gain on hedging instruments	(21.0)	12.1	(22.2)
Reclassification adjustment for loss (gain) included in net earnings [b]	13.0	4.9	(11.7)
Income tax benefit (expense)	1.2	(6.3)	12.5
Unrealized (loss) gain on hedging instruments, net of tax	(6.8)	10.7	(21.4)
Net actuarial gain	30.6	14.1	122.5
Amortization of net loss included in net earnings [c]	13.3	14.7	30.4
Amortization of prior service credit included in net earnings [c]	(0.5)	(0.7)	(0.6)
Income tax expense	(11.5)	(10.3)	(56.6)
Net unrealized gain on benefit plans, net of tax	31.9	17.8	95.7
Total other comprehensive earnings, net of tax	$118.2	$21.9	$12.4

[a]	These gains are reclassified into Other (income) expense, net.

[b]	These losses (gains) are reclassified into Interest expense and financing costs and Cost of sales (see "Note H. Hedging Instruments" for additional details).

[c]	These losses (gains) are included in the computation of net periodic pension costs (see "Note N. Employee Benefit Plans" for additional details).

Stock Repurchase Program

In January 2016, the Registrant's Board of Directors approved a new share repurchase program (the "2016 Program") and terminated the Company's then-existing share repurchase program, which was approved in March 2014 and had authorized the Company to repurchase up to $300.0 million of its Common Stock through open market transactions (the "2014 Program"). The 2016 Program, which will expire on January 31, 2019, authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the 2014 Program were, and purchases under the 2016 Program have been, executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. As of January 31, 2018, $211.2 million remained available for repurchase under the 2016 Program.

TIFFANY & CO.

The Company's share repurchase activity was as follows:

	Years Ended January 31,
(in millions, except per share amounts)	2018	2017	2016
Cost of repurchases	$99.2	$183.6	$220.4
Shares repurchased and retired	1.0	2.8	2.8
Average cost per share	$94.86	$65.24	$78.40

Cash Dividends

The Company's Board of Directors declared quarterly dividends which, on an annual basis, totaled $1.95, $1.75 and $1.58 per share of Common Stock in 2017, 2016 and 2015, respectively.

On February 15, 2018, the Company's Board of Directors declared a quarterly dividend of $0.50 per share of Common Stock. This dividend will be paid on April 10, 2018 to stockholders of record on March 20, 2018.

M.        STOCK COMPENSATION PLANS

The Company has two stock compensation plans under which awards may be made: the Employee Incentive Plan and the Directors Equity Compensation Plan, both of which were approved by the Company's stockholders. No award may be made under the Employee Incentive Plan after May 22, 2024 or under the Directors Equity Compensation Plan after May 25, 2027.

Under the Employee Incentive Plan, the maximum number of common shares authorized for issuance is 8.7 million. Awards may be made to employees of the Company in the form of stock options, stock appreciation rights, shares of stock (or rights to receive shares of stock) and cash. Awards made in the form of non-qualified stock options, tax-qualified incentive stock options or stock appreciation rights have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair market value.

The Company has granted time-vesting restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs") and stock options under the Employee Incentive Plan. Stock options and RSUs vest primarily in increments of 25% per year over four years. PSUs vest at the end of a three-year period. Vesting of all PSUs is contingent on the Company's performance against objectives established by the Compensation Committee of the Company's Board of Directors. The PSUs and RSUs require no payment from the employee. PSU and RSU payouts will be in shares of Company stock at vesting (aside from fractional dividend equivalents, which are settled in cash). Compensation expense is recognized using the fair market value of the award at the date of grant and recorded ratably over the vesting period. However, PSU compensation expense may be adjusted over the vesting period based on interim estimates of performance against the established objectives. Award holders are not entitled to receive dividends or dividend equivalents on PSUs or RSUs granted prior to January 2017 or on unvested stock options. PSUs and RSUs granted in or after January 2017 accrue dividend equivalents that may only be paid or delivered upon vesting of the underlying stock units.

Under the Directors Equity Compensation Plan, the maximum number of shares of Common Stock authorized for issuance is 1.0 million (subject to adjustment); awards may be made to non-employee directors of the Company in the form of stock options or shares of stock but may not exceed $750,000 of total compensation (including without limitation non-equity compensation and the grant-date fair value of options or stock awards, or any combination of options and stock awards) that may be awarded to any one participant in any single fiscal year of the Company in connection with his or her service as a member of the Board; provided, however, that this limitation shall not apply to a non-executive chairperson of the Board. Awards made in the form of stock options may have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair market value. Director options vest immediately. Director RSUs vest at the end of a one-year period.

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

	Years Ended January 31,
	2018	2017	2016
Dividend yield	1.8%	2.0%	1.9%
Expected volatility	22.0%	23.8%	28.1%
Risk-free interest rate	2.2%	1.8%	1.5%
Expected term in years	5	5	5

A summary of the Company's stock option activity is presented below:

	Number of Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in millions)
Outstanding at January 31, 2017	2.3	$70.72	7.50	$23.8
Granted	0.7	100.25
Exercised	(0.8)	65.72
Forfeited/canceled	(0.5)	74.15
Outstanding at January 31, 2018	1.7	$84.25	7.87	$41.1
Exercisable at January 31, 2018	0.7	$73.46	5.99	$23.6

The weighted-average grant-date fair value of options granted for the years ended January 31, 2018, 2017 and 2016 was $18.33, $14.36 and $14.42, respectively. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended January 31, 2018, 2017 and 2016 was $31.2 million, $4.5 million and $2.4 million, respectively.

A summary of the Company's RSU activity is presented below:

	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2017	0.6	$73.33
Granted	0.3	91.69
Vested	(0.2)	92.95
Forfeited	(0.1)	78.58
Non-vested at January 31, 2018	0.6	$81.12

TIFFANY & CO.

A summary of the Company's PSU activity is presented below:

	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2017	0.7	$73.52
Granted	0.2	108.99
Vested	—	83.45
Forfeited/canceled	(0.4)	72.49
Non-vested at January 31, 2018	0.5	$84.85

The weighted-average grant-date fair value of RSUs granted for the years ended January 31, 2017 and 2016 was $67.46 and $80.44, respectively. The weighted-average grant-date fair value of PSUs granted for the years ended January 31, 2017 and 2016 was $79.23 and $58.09, respectively.

As of January 31, 2018, there was $69.4 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Employee Incentive Plan and Directors Equity Compensation Plan. The expense is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of RSUs vested during the years ended January 31, 2018, 2017 and 2016 was $22.2 million, $13.6 million and $18.0 million, respectively. The total fair value of PSUs vested during the years ended January 31, 2018, 2017 and 2016 was $3.4 million, $6.3 million and $4.1 million, respectively.

Total compensation cost for stock-based compensation awards recognized in income and the related income tax benefit was $28.0 million and $8.5 million for the year ended January 31, 2018, $24.3 million and $7.7 million for the year ended January 31, 2017 and $24.5 million and $7.9 million for the year ended January 31, 2016. Total stock-based compensation cost capitalized in inventory was not significant.

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

Qualified Plan benefits are based on (i) average compensation in the highest paid five years of the last 10 years of employment ("average final compensation") and (ii) the number of years of service. The normal retirement age under the Qualified Plan is age 65; however, participants who retire with at least 10 years of service may elect to receive reduced retirement benefits starting at age 55. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash contribution was required in 2017 and none is required in 2018 to meet the minimum funding requirements of the Employee Retirement Income Security Act. However, the Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan and made voluntary cash contributions of $15.0 million in 2017 and $120.0 million in 2016, but currently does not expect to make such contributions in 2018. This expectation is subject to change based on management's assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions.

The Qualified Plan, Excess Plan and SRIP exclude all employees hired on or after January 1, 2006. Instead, employees hired on or after January 1, 2006 are eligible to receive a defined contribution retirement benefit under the Employee Profit Sharing and Retirement Savings ("EPSRS") Plan (see "Employee Profit Sharing and Retirement

TIFFANY & CO.

Savings Plan" below). Employees hired before January 1, 2006 continue to be eligible for and accrue benefits under the Qualified Plan.

The Excess Plan uses the same retirement benefit formula set forth in the Qualified Plan, but includes earnings that are excluded under the Qualified Plan due to Internal Revenue Service Code qualified pension plan limitations. Benefits payable under the Qualified Plan offset benefits payable under the Excess Plan. Employees vested under the Qualified Plan are vested under the Excess Plan; however, benefits under the Excess Plan are subject to forfeiture if employment is terminated for cause and, for those who leave the Company prior to age 65, if they fail to execute and adhere to noncompetition and confidentiality covenants. Under the Excess Plan, participants who retire with at least 10 years of service may elect to receive reduced retirement benefits starting at age 55.

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

The Company provides certain health-care and life insurance benefits ("Other Postretirement Benefits") for certain retired employees and accrues the cost of providing these benefits throughout the employees' active service period until they attain full eligibility for those benefits. Substantially all of the Company's U.S. full-time employees hired on or before March 31, 2012 may become eligible for these benefits if they reach normal or early retirement age while working for the Company. The cost of providing postretirement health-care benefits is shared by the retiree and the Company, with retiree contributions evaluated annually and adjusted in order to maintain the Company/retiree cost-sharing target ratio. The life insurance benefits are noncontributory. The Company's employee and retiree health-care benefits are administered by an insurance company, and premiums on life insurance are based on prior years' claims experience.

TIFFANY & CO.

Obligations and Funded Status

The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the pension and other postretirement benefit plans as of the measurement date:

	January 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2018	2017	2018	2017
Change in benefit obligation:
Projected benefit obligation at beginning of year	$783.7	$742.6	$72.5	$78.4
Service cost	17.3	17.4	2.8	2.8
Interest cost	32.0	31.6	3.0	3.1
Participants' contributions	—	—	1.0	1.2
MMA retiree drug subsidy	—	—	0.2	—
Actuarial loss (gain)	21.1	15.9	1.5	(10.5)
Benefits paid	(59.4)	(24.3)	(2.5)	(2.5)
Translation	0.9	0.5	—	—
Projected benefit obligation at end of year	795.6	783.7	78.5	72.5
Change in plan assets:
Fair value of plan assets at beginning of year	530.1	385.8	—	—
Actual return on plan assets	86.1	42.9	—	—
Employer contribution	21.3	125.7	1.3	1.3
Participants' contributions	—	—	1.0	1.2
MMA retiree drug subsidy	—	—	0.2	—
Benefits paid	(59.4)	(24.3)	(2.5)	(2.5)
Fair value of plan assets at end of year	578.1	530.1	—	—
Funded status at end of year	$(217.5)	$(253.6)	$(78.5)	$(72.5)

The following tables provide additional information regarding the Company's pension plans' projected benefit obligations and assets (included in pension benefits in the table above) and accumulated benefit obligation:

	January 31, 2018
(in millions)	Qualified	Excess/SRIP	Other	Total
Projected benefit obligation	$662.0	$112.6	$21.0	$795.6
Fair value of plan assets	578.1	—	—	578.1
Funded status	$(83.9)	$(112.6)	$(21.0)	$(217.5)
Accumulated benefit obligation	$600.2	$98.5	$19.3	$718.0

TIFFANY & CO.

	January 31, 2017
(in millions)	Qualified	Excess/SRIP	Other	Total
Projected benefit obligation	$661.5	$103.6	$18.6	$783.7
Fair value of plan assets	530.1	—	—	530.1
Funded status	$(131.4)	$(103.6)	$(18.6)	$(253.6)
Accumulated benefit obligation	$599.0	$90.9	$16.9	$706.8

At January 31, 2018, the Company had a current liability of $8.6 million and a non-current liability of $287.4 million for pension and other postretirement benefits. At January 31, 2017, the Company had a current liability of $7.5 million and a non-current liability of $318.6 million for pension and other postretirement benefits.

Amounts recognized in accumulated other comprehensive loss consist of:

	January 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2018	2017	2018	2017
Net actuarial loss (gain)	$116.5	$161.8	$1.3	$(0.1)
Prior service cost (credit)	0.6	0.8	(1.7)	(2.4)
Total before tax	$117.1	$162.6	$(0.4)	$(2.5)

The estimated pre-tax amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost within the next 12 months is as follows:

(in millions)	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$13.2	$0.1
Prior service cost (credit)	0.1	(0.7)
	$13.3	$(0.6)

TIFFANY & CO.

Components of Net Periodic Benefit Cost and
Other Amounts Recognized in Other Comprehensive Earnings

	Years Ended January 31,
	Pension Benefits			Other Postretirement Benefits
(in millions)	2018	2017	2016	2018	2017	2016
Service cost	$17.3	$17.4	$22.6	$2.8	$2.8	$4.2
Interest cost	32.0	31.6	30.6	3.0	3.1	3.2
Expected return on plan assets	(32.9)	(23.5)	(24.7)	—	—	—
Curtailments	—	—	0.2	—	—	—
Amortization of prior service cost	0.2	—	—	(0.7)	(0.7)	(0.7)
Amortization of net loss	13.2	14.7	28.9	0.1	—	1.5
Net periodic benefit cost	29.8	40.2	57.6	5.2	5.2	8.2

Net actuarial (gain) loss	(32.1)	(3.6)	(102.1)	1.5	(10.5)	(20.4)
Recognized actuarial loss	(13.2)	(14.7)	(28.9)	(0.1)	—	(1.5)
Recognized prior service (cost) credit	(0.2)	—	(0.1)	0.7	0.7	0.7
Total recognized in other comprehensive earnings	(45.5)	(18.3)	(131.1)	2.1	(9.8)	(21.2)
Total recognized in net periodic benefit cost and other comprehensive earnings	$(15.7)	$21.9	$(73.5)	$7.3	$(4.6)	$(13.0)

Assumptions

Weighted-average assumptions used to determine benefit obligations:

	January 31,
	2018	2017
Discount rate:
Qualified Plan	4.00%	4.25%
Excess Plan/SRIP	3.75%	4.25%
Other Plans	0.83%	0.81%
Other Postretirement Benefits	4.00%	4.25%
Rate of increase in compensation:
Qualified Plan	3.00%	3.00%
Excess Plan	4.25%	4.25%
SRIP	6.50%	6.50%
Other Plans	1.13%	1.12%

TIFFANY & CO.

Weighted-average assumptions used to determine net periodic benefit cost:

	Years Ended January 31,
	2018	2017	2016
Discount rate:
Qualified Plan	4.25%	4.50%	3.75%
Excess Plan/SRIP	4.25%	4.25%	3.75%
Other Plans	1.49%	1.40%	1.71%
Other Postretirement Benefits	4.25%	4.50%	3.50%
Expected return on plan assets	7.00%	7.00%	7.50%
Rate of increase in compensation:
Qualified Plan	3.00%	3.00%	2.75%
Excess Plan	4.25%	4.25%	4.25%
SRIP	6.50%	6.50%	7.25%
Other Plans	1.38%	1.38%	1.56%

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

For postretirement benefit measurement purposes, a 7.00% annual rate of increase in the per capita cost of covered health care was assumed for 2018. This rate was assumed to decrease gradually to 4.75% by 2023 and remain at that level thereafter.

Assumed health-care cost trend rates can affect amounts reported for the Company's postretirement health-care benefits plan. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the Company's accumulated postretirement benefit obligation for the year ended January 31, 2018 or aggregate service and interest cost components of the 2017 postretirement expense.

Plan Assets

The Company's investment objectives related to the Qualified Plan's assets are the preservation of principal and balancing the management of interest rate risk associated with the duration of the plan's liabilities with the achievement of a reasonable rate of return over time. The Qualified Plan's assets are allocated based on an expectation that equity securities will outperform debt securities over the long term, but that as the plan's funded status (assets relative to liabilities) increases, the amount of assets allocated to fixed income securities which match the interest rate risk profile of the plan's liabilities will increase. The Company's target asset allocations based on its funded status as of January 31, 2018 is as follows: approximately 50% in equity securities; approximately 35% in fixed income securities; and approximately 15% in other securities. The Company attempts to mitigate investment risk by rebalancing asset allocation periodically.

TIFFANY & CO.

The fair value of the Qualified Plan's assets at January 31, 2018 and 2017 by asset category is as follows:

	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in millions)	January 31, 2018	Level 1	Level 2	Level 3
Equity securities:
U.S. equity securities	$74.3	$74.3	$—	$—
Mutual fund	44.7	44.7	—	—
Fixed income securities:
Government bonds	79.0	77.3	1.7	—
Corporate bonds	115.2	—	115.2	—
Other types of investments:
Cash and cash equivalents	2.3	2.3	—	—
Mutual funds	49.6	49.6	—	—
Net assets in fair value hierarchy	365.1	248.2	116.9	—
Investments at NAV practical expedient [a]	213.0
Plan assets at fair value	$578.1	$248.2	$116.9	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in millions)	January 31, 2017	Level 1	Level 2	Level 3
Equity securities:
U.S. equity securities	$56.2	$56.2	$—	$—
Mutual fund	35.1	35.1	—	—
Fixed income securities:
Government bonds	78.2	77.8	0.4	—
Corporate bonds	83.8	—	83.8	—
Other types of investments:
Cash and cash equivalents	7.8	7.8	—	—
Mutual funds	36.7	36.7	—	—
Net assets in fair value hierarchy	297.8	213.6	84.2	—
Investments at NAV practical expedient [a]	232.3
Plan assets at fair value	$530.1	$213.6	$84.2	$—

*	See "Note I. Fair Value of Financial Instruments" for a description of the levels of inputs.

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

Investments in mutual funds are stated at fair value as determined by quoted market prices based on the NAV of shares held by the Qualified Plan at year-end. Investments in U.S. equity securities are valued at the closing price reported on the active market on which the individual securities are traded.

Investments measured at NAV. This category consists of common/collective trusts and limited partnerships.
Common/collective trusts include investments in U.S. and international large, middle and small capitalization equities. Investments in common/collective trusts are stated at estimated fair value, which represents the NAV of shares held by the Qualified Plan as reported by the investment advisor. The NAV is based on the value of the underlying assets owned by the common/collective trusts, minus its liabilities and then divided by the number of shares outstanding. The NAV is used as a practical expedient to estimate fair value.
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

Benefit Payments

The Company estimates the following future benefit payments to be paid:

Years Ending January 31,	Pension Benefits (in millions)	Other Postretirement Benefits (in millions)
2019	$27.1	$1.9
2020	27.4	2.0
2021	28.5	2.1
2022	29.8	2.2
2023	30.6	2.4
2024-2028	175.1	14.8

Employee Profit Sharing and Retirement Savings ("EPSRS") Plan

The Company maintains an EPSRS Plan that covers substantially all U.S.-based employees. Under the profit-sharing feature of the EPSRS Plan, the Company made contributions, in the form of newly issued Company Common Stock through 2014, to the employees' accounts based on the achievement of certain targeted earnings objectives established by, or as otherwise determined by, the Company's Board of Directors. Beginning in 2015, these contributions were made in cash. The Company recorded related expense of $3.9 million in 2017, $2.3 million in 2016 and no expense in 2015. Under the retirement savings feature of the EPSRS Plan, employees who meet certain eligibility requirements may participate by contributing up to 50% of their annual compensation, not to exceed Internal Revenue Service limits, and the Company may provide a matching cash contribution of 50% of each participant's contributions, with a maximum matching contribution of 3% of each participant's total compensation. The Company recorded related expense of $8.2 million, $7.5 million and $7.3 million in 2017, 2016 and 2015, respectively. Contributions to both features of the EPSRS Plan are made in the following year.

Under the profit-sharing feature of the EPSRS Plan, contributions are made in cash and are allocated within the respective participant's account based on investment elections made under the EPSRS Plan. If the participant has made no election, the contribution will be invested in the appropriate default target fund as determined by each participant's date of birth. Under the retirement savings portion of the EPSRS Plan, employees may invest their contributions and the related matching contribution to their accounts in a similar manner. Under both the profit-sharing and retirement savings feature, employees may elect to invest a portion of the contributions to their accounts in Company stock. At January 31, 2018, investments in Company stock represented 20% of total EPSRS Plan assets.

TIFFANY & CO.

The EPSRS Plan provides a defined contribution retirement benefit ("DCRB") to eligible employees hired on or after January 1, 2006. Under the DCRB, the Company makes contributions each year to each employee's account at a rate based upon age and years of service. These contributions are deposited into individual accounts in each employee's name to be invested in a manner similar to the profit-sharing and retirement savings portions of the EPSRS Plan (except that DCRB contributions may not be invested in Company stock). The Company recorded related expense of $5.2 million, $4.6 million and $3.2 million in 2017, 2016 and 2015, respectively.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for directors, executives and certain management employees, whereby eligible participants may defer a portion of their compensation for payment at specified future dates, upon retirement, death or termination of employment. This plan also provides for an excess defined contribution retirement benefit ("Excess DC benefit") for certain eligible executives and management employees, hired on or after January 1, 2006. The Excess DC benefit is credited to the eligible employee's account, based on the compensation paid to the employee in excess of the IRS limits for contributions under the DCRB Plan. Under the plan, the deferred compensation is adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. The amounts accrued under the plans were $28.9 million and $26.5 million at January 31, 2018 and 2017, respectively, and are reflected in Other long-term liabilities. The Company does not promise or guarantee any rate of return on amounts deferred.

O.        INCOME TAXES

U.S. Federal Income Tax Reform

On December 22, 2017, the 2017 Tax Act was enacted in the U.S. This enactment resulted in a number of significant changes to U.S. federal income tax law for U.S. taxpayers. Changes in tax law are accounted for in the period of enactment. As such, the 2017 consolidated financial statements reflect the estimated immediate tax effect of the 2017 Tax Act. The 2017 Tax Act contains a number of key provisions, including, among other items:

•	The reduction of the statutory U.S. federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018;

•	A one-time transition tax via a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (the "Transition Tax");

•	The introduction of a deduction for Foreign Derived Intangible Income ("FDII") for tax years beginning after December 31, 2017;

•	The introduction of a tax on global intangible low-taxed income ("GILTI") for tax years beginning after December 31, 2017;

•	A limitation on net interest expense deductions to 30% of adjusted taxable income for tax years beginning after December 31, 2017;

•	Broader limitations on the deductibility of compensation of certain highly compensated employees;

•	The ability to elect to accelerate tax depreciation on certain qualified assets;

•	The introduction of a territorial tax system providing a 100% dividends received deduction on certain qualified dividends from foreign subsidiaries for tax years beginning after December 31, 2017;

•	The introduction of the Base Erosion and Anti-Abuse Tax ("BEAT") for tax years beginning after December 31, 2017; and

•	Changes in the application of the U.S. foreign tax credit regulations for tax years beginning after December 31, 2017.

Additionally, on December 22, 2017, the SEC issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. Specifically, SAB 118 provides a measurement period for companies to evaluate the impacts of the 2017 Tax Act on their financial statements. This measurement period begins in the reporting period that includes the enactment date and ends when an entity has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements, and cannot exceed one year. The Company has adopted the provisions of SAB 118 with respect to the impact of the 2017 Tax Act on its consolidated financial statements.

TIFFANY & CO.

The Company has recorded an estimated net tax expense of $146.2 million as a result of the effects of the 2017 Tax Act. The tax effects recorded include:

•	Estimated tax expense of $94.8 million for the impact of the reduction in the U.S. statutory tax rate on the Company’s deferred tax assets and liabilities;

•	Estimated tax expense of $56.0 million for the Transition Tax; and

•
A tax benefit of $4.6 million resulting from the effect of the 21% statutory tax rate for the month of January 2018 on the Company’s annual statutory tax rate for the year ended January 31, 2018. Because the Company’s fiscal year ended on January 31, 2018, the Company’s statutory tax rate for fiscal 2017 is 33.8% rather than 35.0%.

Consistent with SAB 118, the Company calculated and recorded reasonable estimates for the impact of the Transition Tax and the remeasurement of its deferred tax assets and deferred tax liabilities, as set forth above. The Company also adopted the provisions of SAB 118 as it relates to the assertion of the indefinite reinvestment of foreign earnings and profits. The charges associated with the Transition Tax and the remeasurement of the Company's deferred tax assets and deferred tax liabilities, as a result of applying the 2017 Tax Act, represent provisional amounts for which the Company’s analysis is incomplete but a reasonable estimate could be determined and recorded during the fourth quarter of 2017. Further, the impact of the 2017 Tax Act on the Company's assertion to indefinitely reinvest foreign earnings is incomplete as the Company is analyzing the relevant provisions of the 2017 Tax Act and related accounting guidance. Therefore, a provisional estimate has not been recorded or disclosed as it relates to the potential tax consequences of an actual repatriation of unremitted foreign earnings. The Company expects to account for the tax on GILTI as a period cost and thus has not adjusted any of the deferred tax assets and liabilities of its foreign subsidiaries in connection with the 2017 Tax Act. While the Company's provisional estimate for GILTI in 2017 is zero, the Company continues to evaluate this position in accordance with SAB 118 as it awaits further regulatory and accounting guidance. As the Company refines its provisional estimate calculations, further analyzes provisions of the 2017 Tax Act and any subsequent guidance related thereto, these provisional estimates could be affected, which could have a material impact on the Company's future financial results. Additionally, further regulatory or GAAP accounting guidance regarding the 2017 Tax Act could also materially affect the Company's future financial results.

Income Taxes

Earnings from operations before income taxes consisted of the following:

	Years Ended January 31,
(in millions)	2018	2017	2016
United States	$597.1	$478.2	$502.5
Foreign	163.4	198.4	207.4
	$760.5	$676.6	$709.9

TIFFANY & CO.

Components of the provision for income taxes were as follows:

	Years Ended January 31,
(in millions)	2018	2017	2016
Current:
Federal	$227.9	$125.5	$175.8
State	16.7	15.4	22.3
Foreign	49.0	43.5	49.8
	293.6	184.4	247.9
Deferred:
Federal	94.1	36.7	(15.4)
State	1.1	7.1	3.9
Foreign	1.6	2.3	9.6
	96.8	46.1	(1.9)
	$390.4	$230.5	$246.0

Reconciliations of the provision for income taxes at the statutory Federal income tax rate to the Company's effective income tax rate were as follows:

	Years Ended January 31,
	2018	2017	2016
Statutory Federal income tax rate	33.8%	35.0%	35.0%
State income taxes, net of Federal benefit	1.5	2.2	2.4
Foreign losses with no tax benefit	0.2	0.2	—
Foreign tax rate differences	(1.4)	(2.3)	(2.5)
Net change in uncertain tax positions	0.2	(0.7)	0.5
Domestic manufacturing deduction	(1.8)	(0.9)	(1.3)
2017 Tax Act	19.8	—	—
Other	(1.0)	0.6	0.6
	51.3%	34.1%	34.7%

TIFFANY & CO.

Deferred tax assets (liabilities) consisted of the following:

	January 31,
(in millions)	2018	2017
Deferred tax assets:
Pension/postretirement benefits	$81.2	$124.7
Accrued expenses	22.9	36.1
Share-based compensation	7.2	17.3
Depreciation	0.6	6.5
Amortization	6.4	10.8
Foreign and state net operating losses	9.2	25.5
Sale-leaseback	17.2	25.8
Inventory	35.8	57.6
Financial hedging instruments	8.4	11.9
Unearned income	7.7	10.6
Other	25.1	23.0
	221.7	349.8
Valuation allowance	(9.6)	(24.1)
	212.1	325.7
Deferred tax liabilities:
Foreign tax credit	(24.9)	(25.8)
Net deferred tax asset	$187.2	$299.9

The Company has recorded a valuation allowance against certain deferred tax assets related to foreign net operating loss carryforwards where management has determined it is more likely than not that deferred tax assets will not be realized in the future. The overall valuation allowance relates to tax loss carryforwards and temporary differences for which no benefit is expected to be realized. Tax loss carryforwards of approximately $32.7 million exist in certain foreign jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from 2019 through 2025.

The following table reconciles the unrecognized tax benefits:

	Years ended January 31,
(in millions)	2018	2017	2016
Unrecognized tax benefits at beginning of year	$7.2	$14.0	$12.1
Gross increases – tax positions in prior period	3.2	0.9	1.0
Gross decreases – tax positions in prior period	(0.9)	(5.0)	(0.4)
Gross increases – tax positions in current period	0.6	0.3	1.4
Settlements	—	(3.0)	—
Lapse of statute of limitations	—	—	(0.1)
Unrecognized tax benefits at end of year	$10.1	$7.2	$14.0

Included in the balance of unrecognized tax benefits at January 31, 2018, 2017 and 2016 are $1.1 million, $1.0 million and $9.1 million of tax benefits that, if recognized, would affect the effective income tax rate.

The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income taxes. The Company recognized expense of $2.0 million and $1.7 million for interest and penalties during

TIFFANY & CO.

2017 and 2015, respectively. No expense for interest and penalties was recognized in 2016. Accrued interest and penalties are included within Accounts payable and accrued liabilities and Other long-term liabilities, and were $10.3 million and $8.3 million at January 31, 2018 and 2017, respectively.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2013) and New York State (tax years 2012–2014). Tax years from 2010–present are open to examination in the U.S. Federal jurisdiction and 2006–present are open in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of January 31, 2018, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

P.        SEGMENT INFORMATION

The Company's products are primarily sold in TIFFANY & CO. retail locations around the world. Net sales by geographic area are presented by attributing revenues from external customers on the basis of the country in which the merchandise is sold.

In deciding how to allocate resources and assess performance, the Company's Chief Operating Decision Maker regularly evaluates the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers. The accounting policies of the reportable segments are the same as those described in "Note B. Summary of Significant Accounting Policies."

Certain information relating to the Company's segments is set forth below:

	Years Ended January 31,
(in millions)	2018	2017	2016
Net sales:
Americas	$1,870.9	$1,841.9	$1,947.0
Asia-Pacific	1,095.0	999.1	1,003.1
Japan	596.3	604.4	541.3
Europe	482.9	457.6	505.7
Total reportable segments	4,045.1	3,903.0	3,997.1
Other	124.7	98.8	107.8
	$4,169.8	$4,001.8	$4,104.9
Earnings from operations*:
Americas	$390.3	$373.0	$390.8
Asia-Pacific	286.1	256.0	264.4
Japan	207.3	204.6	199.9
Europe	86.3	81.6	97.4
Total reportable segments	970.0	915.2	952.5
Other	6.3	5.9	6.4
	$976.3	$921.1	$958.9

*	Represents earnings from operations before (i) unallocated corporate expenses, (ii) interest expense, financing costs and other (income) expense, net, and (iii) other operating expenses.

The Company's Chief Operating Decision Maker does not evaluate the performance of the Company's assets on a segment basis for internal management reporting and, therefore, such information is not presented.

TIFFANY & CO.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Years Ended January 31,
(in millions)	2018	2017	2016
Earnings from operations for segments	$976.3	$921.1	$958.9
Unallocated corporate expenses	(181.8)	(161.9)	(152.1)
Interest expense, financing costs and other (income) expense, net	(34.0)	(44.6)	(50.2)
Other operating expenses	—	(38.0)	(46.7)
Earnings from operations before income taxes	$760.5	$676.6	$709.9

Unallocated corporate expenses includes certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expenses in the year ended January 31, 2017 represent an impairment charge related to software costs capitalized in connection with the development of a new finished goods inventory management and merchandising information system and impairment charges related to financing arrangements with diamond mining and exploration companies. See "Note B. Summary of Significant Accounting Policies" and "Note E. Property, Plant and Equipment" for additional details on the asset impairment and "Note B. Summary of Significant Accounting Policies" for additional details on the loan impairments.

Other operating expense in the year ended January 31, 2016 represents impairment charges related to a financing arrangement with Koidu and expenses related to specific cost-reduction initiatives. See "Note B. Summary of Significant Accounting Policies" for additional details on the impairment charges and "Note J. Commitments and Contingencies" for additional details related to the specific cost-reduction initiatives.

Sales to unaffiliated customers and long-lived assets by geographic areas were as follows:

	Years Ended January 31,
(in millions)	2018	2017	2016
Net sales:
United States	$1,739.0	$1,691.4	$1,795.5
Japan	596.3	604.4	541.3
Other countries	1,834.5	1,706.0	1,768.1
	$4,169.8	$4,001.8	$4,104.9
Long-lived assets:
United States	$724.5	$691.3	$706.9
Japan	21.4	21.7	20.6
Other countries	301.4	269.0	256.7
	$1,047.3	$982.0	$984.2

TIFFANY & CO.

Classes of Similar Products

	Years Ended January 31,
(in millions)	2018	2017	2016
Net sales:
Jewelry collections	$2,193.2	$2,043.9	$2,129.2
Engagement jewelry	1,065.4	1,122.0	1,142.2
Designer jewelry	551.2	529.1	526.4
All other	360.0	306.8	307.1
	$4,169.8	$4,001.8	$4,104.9

The Jewelry collections category reflects the combination of the previously reported high, fine & solitaire jewelry and fashion jewelry categories. Additionally, jewelry bearing the name of and attributed to Jean Schlumberger, which was previously reported within the high, fine & solitaire jewelry category, has been reclassified into the Designer jewelry category. Such changes or reclassifications have been made to conform with management's current internal analysis of product sales and are reflected for each of the periods presented in the table above.

Q.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	2017 Quarters Ended*
(in millions, except per share amounts)	April 30	July 31	October 31	January 31 [a]
Net sales	$899.6	$959.7	$976.2	$1,334.3
Gross profit	557.6	598.2	598.4	850.6
Earnings from operations	145.6	181.3	160.3	307.2
Net earnings	92.9	115.0	100.2	61.9
Net earnings per share:
Basic	$0.75	$0.92	$0.81	$0.50
Diluted	$0.74	$0.92	$0.80	$0.50

[a]	For the quarter ended January 31, 2018, includes net tax expense of $146.2 million, or $1.17 per diluted share, related to the estimated impact of the 2017 Tax Act (see "Note O. Income Taxes").

	2016 Quarters Ended*
(in millions, except per share amounts)	April 30	July 31	October 31	January 31 [b]
Net sales	$891.3	$931.6	$949.3	$1,229.6
Gross profit	545.6	577.1	579.5	788.2
Earnings from operations	134.6	174.9	155.2	256.5
Net earnings	87.5	105.7	95.1	157.8
Net earnings per share:
Basic	$0.69	$0.84	$0.76	$1.27
Diluted	$0.69	$0.84	$0.76	$1.26

[b]	On a pre-tax basis, includes charges for the quarter ended January 31, 2017 of:

i.
$25.4 million, which reduced net earnings per diluted share by $0.13, associated with an impairment charge related to software costs capitalized in connection with the development of a new finished goods

TIFFANY & CO.

inventory management and merchandising information system (see "Note B. Summary of Significant Accounting Policies" and "Note E. Property, Plant and Equipment"); and

ii.
$12.6 million, which reduced net earnings per diluted share by $0.06, associated with impairment charges related to financing arrangements with diamond mining and exploration companies (see "Note B. Summary of Significant Accounting Policies").

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

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is shown on page K-50. The Audit Committee of the Board of Directors, which is composed solely of independent directors, reviewed and discussed with the Company's management and the independent registered public accounting firm, as appropriate, specific accounting, financial reporting and internal control matters. Both the independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee. Each year the Audit Committee selects the firm that is to perform audit services for the Company.

Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2018 based on criteria in Internal Control - Integrated Framework issued by the COSO. The effectiveness of the Company's internal control over financial reporting as of January 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown on page K-50.

/s/ Alessandro Bogliolo
Chief Executive Officer

/s/ Mark J. Erceg
Executive Vice President and Chief Financial Officer

Item 9B. Other Information.

NONE

TIFFANY & CO.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the sections titled "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers of the Company," "Item 1. Election of the Board," and "Board of Directors and Corporate Governance" in Registrant's Proxy Statement dated April 6, 2018.

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

See Registrant's Proxy Statement dated April 6, 2018, for additional information within the section titled "Business Conduct Policy and Code of Ethics."

Item 11. Executive Compensation.

Incorporated by reference from the sections titled "Board of Directors and Corporate Governance" and "Compensation of the CEO and Other Executive Officers" in Registrant's Proxy Statement dated April 6, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the sections titled "Ownership of the Company" and "Compensation of the CEO and Other Executive Officers" in Registrant's Proxy Statement dated April 6, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the sections titled "Board of Directors and Corporate Governance" and "Transactions with Related Persons" in Registrant's Proxy Statement dated April 6, 2018.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference from the section titled "Relationship with Independent Registered Public Accounting Firm" in Registrant's Proxy Statement dated April 6, 2018.

TIFFANY & CO.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Documents Filed As Part of This Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of January 31, 2018 and 2017.

Consolidated Statements of Earnings for the years ended January 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Earnings for the years ended January 31, 2018, 2017 and 2016.

Consolidated Statements of Stockholders' Equity for the years ended January 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for the years ended January 31, 2018, 2017 and 2016.

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

Not Applicable.

TIFFANY & CO.

EXHIBIT INDEX

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)
Exhibit No. Description

3.1
Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 to Registrant's Report on Form 8-K dated May 16, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 20, 1999. Incorporated by reference from Exhibit 3.1 filed with Registrant's Report on Form 10-Q for the Fiscal Quarter ended July 31, 1999.

3.1a
Amendment to Certificate of Incorporation of Registrant dated May 18, 2000. Incorporated by reference from Exhibit 3.1b to Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 2001.

3.2	Restated By-laws of Registrant, as last amended January 18, 2018. Incorporated by reference from Exhibit 3.2 to Registrant’s Report on Form 8-K dated January 19, 2018.

4.5
Indenture, dated September 25, 2014, between Registrant, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference from Exhibit 4.5 to Registrant’s Report on Form 8-K dated September 26, 2014.

4.6
Supplemental Indenture No. 1, dated September 25, 2014, among Registrant, as issuer, certain subsidiaries of Registrant, as guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference from Exhibit 4.6 to Registrant’s Report on Form 8-K dated September 26, 2014.

4.7
Supplemental Indenture No. 2, dated September 25, 2014, among Registrant, as issuer, certain subsidiaries of Registrant, as guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference from Exhibit 4.7 to Registrant’s Report on Form 8-K dated September 26, 2014.

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

10.10
Guaranty Agreement dated as of July 11, 2016, with respect to the Credit Agreement (see Exhibit 10.9 above) by and between Registrant and Mizuho Bank (China), Ltd. as Facility Agent. Incorporated by reference from Exhibit 10.16 filed with Registrant’s Report on Form 8-K dated July 15, 2016.

10.11
Cooperation Agreement, dated February 20, 2017, between JANA Partners LLC and Registrant. Incorporated by reference from Exhibit 10.37 filed with Registrant’s Report on Form 8-K dated February 21, 2017.

10.12
Cooperation Agreement, dated February 20, 2017, between Francesco Trapani and Registrant. Incorporated by reference from Exhibit 10.38 filed with Registrant’s Report on Form 8-K dated February 21, 2017.

12.1	Ratio of Earnings to Fixed Charges.

TIFFANY & CO.

Exhibit No. Description

14.1	Code of Business and Ethical Conduct. Incorporated by reference from Exhibit 14.1 filed with Registrant’s Report on Form 8-K dated September 27, 2017.

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to the Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts and Reserves.

Executive Compensation Plans and Arrangements
Exhibit No. Description

10.13
Form of Indemnity Agreement, approved by the Board of Directors on March 11, 2005 for use with all directors and executive officers (Corrected Version). Incorporated by reference from Exhibit 10.49a filed with Registrant’s Report on Form 8-K dated May 23, 2005.

10.14
Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as amended and restated effective January 19, 2017. Incorporated by reference from Exhibit 10.18 filed with Registrant’s Report on Form 8-K dated January 25, 2017.

10.15
Registrant's Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit 10.108 filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.16	Summary of informal incentive cash bonus plan for managerial employees. Incorporated by reference from Exhibit 10.109 filed with Registrant’s Report on Form 8-K dated March 16, 2005.

10.17
1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of March 17, 2016. Incorporated by reference from Exhibit 10.21 filed with Registrant’s Report on Form 8-K dated March 22, 2016.

TIFFANY & CO.

Exhibit No. Description

10.18
Form of 2009 Retention Agreement between and among Registrant and Tiffany and Company and those executive officers indicated within the form and Appendices I and II to such Agreement. Incorporated by reference from Exhibit 10.127c filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.19
Summary of Executive Long Term Disability Plan available to executive officers. Incorporated by reference from Exhibit 10.24 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.19a
Group Long Term Disability Insurance Policy issued by First Unum Life Insurance, Policy No. 533717 001. Incorporated by reference from Exhibit 10.24a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.19b
Individual Disability Insurance Policy issued by Provident Life and Casualty Insurance Company. Incorporated by reference from Exhibit 10.24b filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.19c
Individual Disability Insurance Policy issued by Lloyd’s of London. Incorporated by reference from Exhibit 10.24c filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.20
Summary of arrangements for the payment of premiums on life insurance policies owned by executive officers. Incorporated by reference from Exhibit 10.137 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.21
2004 Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits, Amended and Restated as of November 16, 2017. Incorporated by reference from Exhibit 10.22 filed with Registrant’s Report on Form 8-K dated November 21, 2017.

10.22
Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 21, 2009. Incorporated by reference from Exhibit 10.28b filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.22a
Form of Fiscal 2014 Cash Incentive Award Agreement for certain executive officers as adopted on March 19, 2014 under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.139d filed with Registrant’s Report on Form 8-K dated March 21, 2014.

10.22b
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

10.22c
Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to executive officers subsequent to that date). Incorporated by reference from Exhibit 10.144b filed with Registrant’s Report on Form 8-K dated February 2, 2009.

TIFFANY & CO.

Exhibit No. Description

10.22d
Terms of Time-Vested Restricted Stock Unit Grants under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to employees other than executive officers subsequent to that date). Incorporated by reference from Exhibit 10.150a filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.22e
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28n filed with Registrant’s Report on Form 8-K dated September 24, 2013.

10.22f
Terms of Restricted Stock Grant (Non-Transferable) under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28o filed with Registrant’s Report on Form 8-K dated September 24, 2013.

10.22g
Terms of Time-Vesting Restricted Stock Unit Grant to executive officers as adopted on November 20, 2013 under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28p filed with Registrant’s Report on Form 8-K dated March 21, 2014.

10.22h
Terms of Performance-Based Restricted Stock Unit Grants to executive officers, effective January 15, 2014, under Registrant’s 2005 Employee Incentive Plan. Incorporated by reference from Exhibit 10.28s filed with Registrant’s Report on Form 8-K dated September 19, 2014.

10.22i
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

10.22j
Terms of 2014 Amended and Restated Performance-Based Restricted Stock Unit Grant for Michael J. Kowalski. Incorporated by reference from Exhibit 10.27s filed with Registrant’s Report on Form 8-K dated March 24, 2015.

10.22k
Terms of 2015 Amended and Restated Performance-Based Restricted Stock Unit Grant for Michael J. Kowalski. Incorporated by reference from Exhibit 10.27t filed with Registrant’s Report on Form 8-K dated March 24, 2015.

10.23	Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 4.3a filed with Registrant’s Report on Form 8-K dated March 23, 2009.

10.23a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 10.30a filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.23b
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2008 Directors Equity Compensation Plan, effective May 26, 2016. Incorporated by reference from Exhibit 10.28c filed with Registrant's Report on Form 8-K dated June 2, 2016.

10.23c
Terms of Restricted Stock Unit Grant under Registrant's 2008 Directors Equity Compensation Plan, effective May 26, 2016. Incorporated by reference from Exhibit 10.28d filed with Registrant’s Report on Form 8-K dated June 2, 2016.

TIFFANY & CO.

Exhibit No. Description

10.23d
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2008 Directors Equity Compensation Plan, effective March 16, 2017. Incorporated by reference from Exhibit 10.25d filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31 2017.

10.23e
Terms of Restricted Stock Unit Grant under Registrant’s 2008 Directors Equity Compensation Plan, effective March 16, 2017. Incorporated by reference from Exhibit 10.25e filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2017.

10.24	Registrant’s 2017 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 10.38 filed with Registrant's Report on Form 8-K dated June 1, 2017.

10.24a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant's 2017 Directors Equity Compensation Plan, effective November 16, 2017. Incorporated by reference from Exhibit 10.38a filed with Registrant’s Report on Form 8-K dated November 21, 2017.

10.24b
Terms of Restricted Stock Unit Grant under Registrant's 2017 Directors Equity Compensation Plan, effective November 16, 2017. Incorporated by reference from Exhibit 10.38b filed with Registrant’s Report on Form 8-K dated November 21, 2017.

10.25	Registrant’s 2014 Employee Incentive Plan, amended and restated as of March 16, 2016. Incorporated by reference from Exhibit 10.29 filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.25a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31a filed with Registrant’s Report on Form 8-K dated July 18, 2014.

10.25b
Terms of Cliff-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31b filed with Registrant’s Report on Form 8-K dated July 18, 2014.

10.25c
Terms of Tranche-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31c filed with Registrant’s Report on Form 8-K dated July 18, 2014.

10.25d
Terms of Time-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31d filed with Registrant’s Report on Form 8-K dated July 18, 2014.

10.25e
Amended and Restated Terms of Performance-Based Restricted Stock Unit Grant (Non-Transferable) to executive officers under Registrant’s 2014 Employee Incentive Plan, effective January 14, 2015. Incorporated by reference from Exhibit 10.26e filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 2017.

10.25f
Form of Fiscal 2016 Cash Incentive Award Agreement for certain executive officers as adopted on March 16, 2016 under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.29e filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.25g
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

TIFFANY & CO.

Exhibit No. Description

10.25h
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan, as revised March 16, 2016. Incorporated by reference from Exhibit 10.29g filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.25i
Terms of Tranche-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan, as revised March 16, 2016. Incorporated by reference from Exhibit 10.29j filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.25j
Terms of Time-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan, as revised March 16, 2016. Incorporated by reference from Exhibit 10.29k filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.25k
Form of Cash Incentive Award Agreement for executive officers as adopted on January 19, 2017 under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.29l filed with Registrant’s Report on Form 8-K dated January 25, 2017.

10.25l
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

10.25m
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan, as revised January 19, 2017. Incorporated by reference from Exhibit 10.29n filed with Registrant’s Report on Form 8-K dated January 25, 2017.

10.25n
Terms of Performance-Based Restricted Stock Unit Grant (Non-Transferable) to executive officers under Registrant’s 2014 Employee Incentive Plan, as revised January 19, 2017. Incorporated by reference from Exhibit 10.29o filed with Registrant’s Report on Form 8-K dated January 25, 2017.

10.25o
Terms of Restricted Stock Unit Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan, as revised January 19, 2017. Incorporated by reference from Exhibit 10.29p filed with Registrant’s Report on Form 8-K dated January 25, 2017.

10.25p
Terms of Stock Option Award (Transferable Non-Qualified Option) granted to Michael J. Kowalski under Registrant’s 2014 Employee Incentive Plan on February 15, 2017. Incorporated by reference from Exhibit 10.39 filed with Registrant’s Report on Form 8-K/A dated February 22, 2017.

10.25q	Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant's 2014 Employee Incentive Plan, approved March 16, 2017.

10.25r	Terms of Restricted Stock Unit Grant (Non-Transferable) under Registrant's 2014 Employee Incentive Plan, approved March 16, 2017.

10.25s
Terms of Restricted Stock Unit Grant (Non-Transferable) under Registrant's 2014 Employee Incentive Plan, as revised January 17, 2018. Incorporated by reference from Exhibit 10.26q filed with Registrant’s Report on Form 8-K dated January 19, 2018.

TIFFANY & CO.

Exhibit No. Description

10.25t
Terms of Performance-Based Restricted Stock Unit Grant (Non-Transferable) to executive officers under Registrant's 2014 Employee Incentive Plan, as revised January 17, 2018. Incorporated by reference from Exhibit 10.26r filed with Registrant’s Report on Form 8-K dated January 19, 2018.

10.25u
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant's 2014 Employee Incentive Plan, as revised January 17, 2018. Incorporated by reference from Exhibit 10.26s filed with Registrant’s Report on Form 8-K dated January 19, 2018.

10.26
Senior Executive Employment Agreement between Frederic Cumenal and Tiffany and Company, effective as of March 10, 2011. Incorporated by reference from Exhibit 10.154 filed with Registrant’s Report on Form 8-K dated March 21, 2011.

10.27
Employment offer letter, dated as of September 7, 2016, between Mark J. Erceg and Tiffany and Company. Incorporated by reference from Exhibit 10.29 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2017.

10.28
Employment offer letter, dated as of April 18, 2014, between Jean-Marc Bellaiche and Tiffany and Company. Incorporated by reference from Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2016.

10.29
Employment offer letter, dated as of June 15, 2015, between Philippe Galtie and Tiffany and Company. Incorporated by reference from Exhibit 10.32 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2017.

10.30
Employment offer letter, dated as of July 12, 2017, by and among Alessandro Bogliolo, Registrant and Tiffany and Company. Incorporated by reference from Exhibit 10.39 filed with Registrant's Report on Form 8-K dated July 12, 2017.

10.31	Form of 2016 Retention Agreement with Registrant and Tiffany and Company. Incorporated by reference from Exhibit 10.34 filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.32
Share Ownership Policy for Executive Officers and Directors, Amended and Restated as of November 15, 2017. Incorporated by reference from Exhibit 10.34 filed with Registrant’s Report on Form 8-K dated November 21, 2017.

10.33
Separation Agreement and Release, dated as of March 6, 2017, by and among Registrant, Tiffany and Company and Frederic Cumenal. Incorporated by reference from Exhibit 10.41 filed with the Registrant’s Report on Form 8-K dated March 6, 2017.

10.34
Form of Retention Agreement with Registrant and Tiffany and Company, adopted March 15, 2017. Incorporated by reference from Exhibit 10.36 filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 2017.

10.35	Corporate Governance Principles, amended and restated effective October 2, 2017.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2018	TIFFANY & CO.
(Registrant)

By: /s/ Alessandro Bogliolo
Alessandro Bogliolo
Chief Executive Officer

TIFFANY & CO.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Alessandro Bogliolo	By:	/s/ Mark J. Erceg
	Alessandro Bogliolo		Mark J. Erceg
	Chief Executive Officer		Executive Vice President,
	(Principal Executive Officer) (Director)		Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael Rinaldo	By:	/s/ Rose Marie Bravo
	Michael Rinaldo		Rose Marie Bravo
	Vice President, Controller		Director
(Principal Accounting Officer)

By:	/s/ Gary E. Costley	By:	/s/ Roger N. Farah
	Gary E. Costley		Roger N. Farah
	Director		Director

By:	/s/ Lawrence K. Fish	By:	/s/ Abby F. Kohnstamm
	Lawrence K. Fish		Abby F. Kohnstamm
	Director		Director

By:	/s/ Michael J. Kowalski	By:	/s/ James E. Lillie
	Michael J. Kowalski		James E. Lillie
	Director		Director

By:	/s/ Charles K. Marquis	By:	/s/ William A. Shutzer
	Charles K. Marquis		William A. Shutzer
	Director		Director

By:	/s/ Robert S. Singer	By:	/s/ Francesco Trapani
	Robert S. Singer		Francesco Trapani
	Director		Director

March 16, 2018

TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended January 31, 2018:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$1.9	$3.3	$—	$3.0	[a]	$2.2
Sales returns	9.6	7.5	—	2.1	[b]	15.0
Allowance for inventory liquidation and obsolescence	65.4	28.9	—	19.3	[c]	75.0
Allowance for inventory shrinkage	1.0	1.1	—	1.4	[d]	0.7
Deferred tax valuation allowance	24.1	2.3	—	16.8	[e]	9.6
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