Form 10-Q
period 2018-04-30
TIFFANY & CO
filed 2018-05-23
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 124,241,267 shares outstanding at the close of business on April 30, 2018

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2018

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	April 30, 2018	January 31, 2018	April 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$999.2	$970.7	$838.8
Short-term investments	212.7	320.5	121.2
Accounts receivable, net	227.7	231.2	233.1
Inventories, net	2,317.6	2,253.5	2,197.4
Prepaid expenses and other current assets	223.0	207.4	204.0
Total current assets	3,980.2	3,983.3	3,594.5
Property, plant and equipment, net	965.6	990.5	920.8
Deferred income taxes	187.3	188.2	296.9
Other assets, net	317.5	306.1	294.0
	$5,450.6	$5,468.1	$5,106.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$96.7	$120.6	$190.6
Accounts payable and accrued liabilities	380.6	437.4	281.4
Income taxes payable	124.3	89.4	35.3
Merchandise credits and deferred revenue	82.7	77.4	75.2
Total current liabilities	684.3	724.8	582.5
Long-term debt	882.9	882.9	880.5
Pension/postretirement benefit obligations	290.7	287.4	322.8
Deferred gains on sale-leasebacks	38.0	40.5	44.9
Other long-term liabilities	286.1	284.3	200.8
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 124.2, 124.5, 124.7	1.2	1.2	1.2
Additional paid-in capital	1,259.6	1,256.0	1,196.5
Retained earnings	2,159.0	2,114.2	2,104.6
Accumulated other comprehensive loss, net of tax	(166.1)	(138.0)	(242.8)
Total Tiffany & Co. stockholders' equity	3,253.7	3,233.4	3,059.5
Non-controlling interests	14.9	14.8	15.2
Total stockholders' equity	3,268.6	3,248.2	3,074.7
	$5,450.6	$5,468.1	$5,106.2
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended April 30,
	2018	2017
Net sales	$1,033.2	$899.6
Cost of sales	382.3	340.5
Gross profit	650.9	559.1
Selling, general and administrative expenses	446.6	409.5
Earnings from operations	204.3	149.6
Interest expense and financing costs	9.9	10.6
Other expense, net	3.9	2.9
Earnings from operations before income taxes	190.5	136.1
Provision for income taxes	48.2	43.2
Net earnings	$142.3	$92.9
Net earnings per share:
Basic	$1.14	$0.75
Diluted	$1.14	$0.74
Weighted-average number of common shares:
Basic	124.4	124.6
Diluted	125.0	125.3

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended April 30,
	2018	2017
Net earnings	$142.3	$92.9
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(25.0)	12.1
Unrealized gain on marketable securities	—	0.1
Unrealized loss on hedging instruments	(7.3)	(1.0)
Unrealized gain on benefit plans	2.4	2.2
Total other comprehensive (loss) earnings, net of tax	(29.9)	13.4
Comprehensive earnings	$112.4	$106.3

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2018	$3,248.2	$2,114.2	$(138.0)	124.5	$1.2	$1,256.0	$14.8
Exercise of stock options and vesting of restricted stock units	4.5	—	—	0.2	—	4.5	—
Shares withheld related to net share settlement of share-based compensation	(6.5)	—	—	(0.1)	—	(6.5)	—
Share-based compensation expense	9.0	—	—	—	—	9.0	—
Purchase and retirement of Common Stock	(40.5)	(37.1)	—	(0.4)	—	(3.4)	—
Cash dividends on Common Stock	(62.2)	(62.2)	—	—	—	—	—
Accrued dividends on share-based awards	(0.3)	(0.3)	—	—	—	—	—
Other comprehensive loss, net of tax	(29.9)	—	(29.9)	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	3.9	2.1	1.8	—	—	—	—
Net earnings	142.3	142.3	—	—	—	—	—
Non-controlling interests	0.1	—	—	—	—	—	0.1
Balance at April 30, 2018	$3,268.6	$2,159.0	$(166.1)	124.2	$1.2	$1,259.6	$14.9

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$142.3	$92.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53.8	50.9
Amortization of gain on sale-leasebacks	(2.2)	(2.0)
Provision for inventories	11.2	4.8
Deferred income taxes	1.5	2.9
Provision for pension/postretirement benefits	8.4	9.4
Share-based compensation expense	9.0	7.5
Changes in assets and liabilities:
Accounts receivable	(11.8)	(6.3)
Inventories	(93.7)	(33.1)
Prepaid expenses and other current assets	(1.8)	(15.4)
Accounts payable and accrued liabilities	(54.1)	(38.4)
Income taxes payable	25.3	36.3
Merchandise credits and deferred revenue	11.5	7.9
Other, net	0.4	(3.7)
Net cash provided by operating activities	99.8	113.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(15.9)	(75.7)
Proceeds from sales of marketable securities and short-term investments	107.7	12.9
Capital expenditures	(36.9)	(35.3)
Other, net	—	1.8
Net cash provided by (used in) investing activities	54.9	(96.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) proceeds from credit facility borrowings, net	(6.8)	1.6
Repayment of other credit facility borrowings	(14.5)	(39.2)
Repurchase of Common Stock	(40.5)	(11.5)
Proceeds from exercised stock options	4.3	6.4
Payments related to tax withholding for share-based payment arrangements	(6.3)	(6.8)
Cash dividends on Common Stock	(62.2)	(56.1)
Net cash used in financing activities	(126.0)	(105.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.0)
Net increase (decrease) in cash and cash equivalents	28.5	(89.2)
Cash and cash equivalents at beginning of year	970.7	928.0
Cash and cash equivalents at end of three months	$999.2	$838.8
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the "Registrant") and its subsidiaries (the "Company") in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities ("VIEs"), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company's financial position as of April 30, 2018 and 2017 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2018 are derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three months ended April 30, 2018 and 2017 are not necessarily indicative of the results of the entire fiscal year.

Certain prior year amounts have been reclassified to conform with the current year presentation. The Company adopted Accounting Standards Update ("ASU") 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on February 1, 2018. Certain provisions of this ASU require retrospective application and, as a result, non-service cost components of the net periodic benefit cost for the three months ended April 30, 2017 were reclassified within the Condensed Consolidated Statement of Earnings. See "Note 2. New Accounting Standards" for additional information.

2.    NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 – Leases, which requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Leases will be classified as either financing or operating, similar to current accounting requirements, with the applicable classification determining the pattern of expense recognition in the statement of earnings. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and must be adopted using a modified retrospective approach, which currently requires lessees and lessors to recognize and measure all leases within the scope of this ASU as of the beginning of the earliest comparative period presented in the Company's financial statements. Management continues to evaluate the impact of this ASU on the consolidated financial statements, but expects that adoption will result in a significant increase in the Company's assets and liabilities. The Company's implementation project team has completed the assessment phase of the project, during which the project team compiled information to evaluate the Company's real estate, personal property and other arrangements that may meet the definition of a lease under this ASU and identified areas that may require the development of additional processes and policies. The Company's implementation project team is continuing the solution development phase of the project, which includes the development and implementation of any such additional processes and policies, collection of key data for each leased asset to be utilized throughout this phase of the project and selection of the practical expedients permitted under the ASU.

TIFFANY & CO.

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

In August 2017, the FASB issued ASU 2017-12 - Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU must be applied on a modified retrospective basis, while presentation and disclosure requirements set forth under this ASU are required prospectively in all interim periods and fiscal years ending after the date of adoption. Management is currently evaluating the impact of this ASU on the consolidated financial statements. The simplifications to the application of hedge accounting may result in management's expanding the use of hedge accounting in future periods.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income, which allows for the reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the tax effects on deferred tax items included within AOCI (referred to in the ASU as "stranded tax effects") resulting from the reduction of the U.S. federal statutory income tax rate to 21% from 35% that was effected by the 2017 U.S. Tax Cuts and Jobs Act (the "2017 Tax Act"). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2018-02 will result in a reclassification from AOCI to retained earnings, and will have no impact on the Company's results of operations, financial position or cash flows. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 for one year to interim and annual reporting periods beginning after December 15, 2017. Early adoption was also permitted as of the original effective date (interim and annual periods beginning after December 15, 2016) and full or modified retrospective application was permitted. Subsequently, the FASB issued a number of ASU's amending ASU 2014-09 and providing further guidance related to revenue recognition, which management evaluated. The effective date and transition requirements for these amendments are the same as ASU 2014-09, as amended by ASU 2015-14. Management adopted this guidance on February 1, 2018 using the modified retrospective approach. The impact of the adoption of ASU 2014-09 on the Company's condensed consolidated financial statements is as follows:

•
The Company's revenue is primarily generated from the sale of finished products to customers (primarily through the retail, e-commerce or wholesale channels). The Company's performance obligations underlying such sales, and the timing of revenue recognition related thereto, remain substantially unchanged following the adoption of this ASU.

TIFFANY & CO.

•
The Company now recognizes breakage income on gift cards and merchandise credits (which represents income recognized from the customer's unexercised right to receive merchandise through the redemption of such gift cards and merchandise credits) based on the historical pattern of gift card and merchandise credit redemptions. Breakage income recognized during the three months ended April 30, 2018 was not significant.

•
This ASU requires sales returns reserves to be presented on a gross basis on the condensed consolidated balance sheet, with the asset related to inventory expected to be returned recorded outside of Accounts receivable, net. Prior to the adoption of this ASU, sales returns reserves were recorded on a net basis within Accounts receivable, net.

The impact of the adoption of ASU 2014-09 on the Company's condensed consolidated balance sheet was as follows:

	April 30, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)
Assets
Accounts receivable, net	$227.7	$241.0	$(13.3)
Prepaid expenses and other current assets	223.0	209.7	13.3

There was no significant impact from the adoption of ASU 2014-09 on the Company's condensed consolidated statement of earnings or condensed consolidated statement of cash flows.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption was permitted and the amendments are applied using a retrospective method. Management adopted this ASU on February 1, 2018. The adoption of this ASU did not have any impact on the condensed consolidated statements of cash flows and related disclosures.

In October 2016, the FASB issued ASU 2016-16 – Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This ASU eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Therefore, under the new guidance, an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption was permitted as of the first interim period of 2017. The amendments in this ASU are applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management adopted this ASU on February 1, 2018. The adoption of this ASU did not have any impact on the condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under this ASU, only the service cost component of the net periodic benefit cost is presented in the same income statement line item as other employee compensation costs arising from services rendered during the period, while the non-service cost components of net periodic benefit cost are required to be presented in the income statement separate from Earnings from operations. In addition, only the service cost component is eligible for capitalization in assets. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments in this ASU are applied retrospectively for the presentation of the components of net periodic benefit cost other than service cost in the statement of earnings, and prospectively for the capitalization of the service cost component. Management adopted this ASU on February 1, 2018 using the practical expedient permitted by this ASU and reclassified the non-service cost components of the net periodic benefit cost from within Earnings

TIFFANY & CO.

from operations to Other expenses, net. This increased Earnings from operations for the three months ended April 30, 2017 by $4.0 million (with $1.5 million reclassified from Cost of sales and $2.5 million reclassified from Selling, general and administrative expenses), but had no impact on Net earnings. The requirement set forth under this ASU that allows only the service cost component of net periodic benefit cost to be capitalized did not have a significant impact on the Company's results of operations.

In May 2017, the FASB issued ASU 2017-09 - Compensation-Stock Compensation: Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. This ASU is effective prospectively for annual periods beginning after December 15, 2017 and early adoption was permitted. Management adopted this ASU on February 1, 2018 and will apply the provisions of this ASU to any share-based payment awards modified on or after February 1, 2018.

3.	RECEIVABLES AND REVENUE RECOGNITION

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted time frame (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts must be received by the Company. For all Credit Receivables, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At April 30, 2018 and 2017, the carrying amount of the Credit Receivables (recorded in Accounts receivable, net) was $72.8 million and $76.0 million, respectively, of which 97% was considered current in both periods. The allowance for doubtful accounts for estimated losses associated with the Credit Receivables ($1.3 million at April 30, 2018 and $1.1 million at April 30, 2017) was determined based on the factors discussed above. Finance charges earned on Credit Receivables were not significant.

At April 30, 2018, accounts receivable allowances totaled $29.9 million compared to $17.2 million at January 31, 2018 and $12.7 million at April 30, 2017, with $13.3 million of the increase at April 30, 2018 due to the adoption of ASU 2014-09, which requires sales returns reserves to be presented on a gross basis on the condensed consolidated balance sheet, with the asset related to inventory expected to be returned recorded outside of Accounts receivable, net.

TIFFANY & CO.

Revenue Recognition. The following table disaggregates the Company's net sales by major source:

	Three Months Ended April 30,
(in millions)	2018	2017
Net sales*:
Jewelry collections	$529.3	$449.9
Engagement jewelry	294.5	264.6
Designer jewelry	128.4	115.4
All other	81.0	69.7
	$1,033.2	$899.6
*Certain reclassifications within the jewelry categories have been made to the prior year amounts to conform to the current year category presentation.

The Company's performance obligations consist primarily of transferring control of merchandise to customers. Sales are recognized upon transfer of control, which occurs when merchandise is taken in an "over-the-counter" transaction or upon receipt by a customer in a shipped transaction, such as through the Internet and catalog channels. Sales are reported net of returns, sales tax and other similar taxes. The Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority and collected by the entity from a customer.

Shipping and handling fees billed to customers are recognized in net sales when control of the underlying merchandise is transferred to the customer. The related shipping and handling charges incurred by the Company are included in Cost of sales.

The Company maintains a reserve for potential product returns and records (as a reduction to sales and cost of sales) its provision for estimated product returns, which is determined based on historical experience.

As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component when management expects, at contract inception, that the period between the transfer of a product to a customer and when the customer pays for that product is one year or less.

Additionally, outside of the U.S., the Company operates certain TIFFANY & CO. stores within various department stores. Sales transacted at these store locations are recognized upon transfer of control, which occurs when merchandise is taken in an "over-the-counter" transaction. The Company and these department store operators have distinct responsibilities and risks in the operation of such TIFFANY & CO. stores. The Company (i) owns and manages the merchandise; (ii) establishes retail prices; (iii) has merchandising, marketing and display responsibilities; and (iv) in almost all locations provides retail staff and bears the risk of inventory loss. The department store operators (i) provide and maintain store facilities; (ii) in almost all locations assume retail credit and certain other risks; and (iii) act for the Company in the sale of merchandise. In return for their services and use of their facilities, the department store operators retain a portion of net retail sales made in TIFFANY & CO. stores which is recorded as commission expense within Selling, general and administrative expenses.

Merchandise Credits and Deferred Revenue. Merchandise credits and deferred revenue primarily represent outstanding gift cards sold to customers and outstanding credits issued to customers for returned merchandise. All such outstanding items may be tendered for future merchandise purchases. A gift card liability is established when the gift card is sold. A merchandise credit liability is established when a merchandise credit is issued to a customer for a returned item and the original sale is reversed. These liabilities are relieved when revenue is recognized for transactions in which a merchandise credit or gift card is used as a form of payment.

If merchandise credits or gift cards are not redeemed over an extended period of time (for example, approximately three to five years in the U.S.), the value associated with the merchandise credits or gift cards may be subject to remittance to the applicable jurisdiction in accordance with unclaimed property laws. The

TIFFANY & CO.

Company determines the amount of breakage income to be recognized on gift cards and merchandise credits using historical experience to estimate amounts that will ultimately not be redeemed. The Company recognizes such breakage income in proportion to redemption rates of the overall population of gift cards and merchandise credits.

In the three months ended April 30, 2018, the Company recognized net sales of approximately $17.0 million related to the Merchandise credits and deferred revenue balance that existed at January 31, 2018.

4.    INVENTORIES

(in millions)	April 30, 2018	January 31, 2018	April 30, 2017
Finished goods	$1,309.9	$1,314.6	$1,269.8
Raw materials	871.7	821.4	831.7
Work-in-process	136.0	117.5	95.9
Inventories, net	$2,317.6	$2,253.5	$2,197.4

5.    INCOME TAXES

In December 2017, the 2017 Tax Act was enacted in the U.S. This enactment resulted in a number of significant changes to U.S. federal income tax law for U.S. taxpayers, including a reduction of the statutory U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. Changes in tax law are accounted for in the period of enactment. As such, the Company's consolidated financial statements for its fiscal year ended January 31, 2018 reflected the estimated immediate tax effect of the 2017 Tax Act, which included an estimated net tax expense of $146.2 million consisting of:

•	Estimated tax expense of $94.8 million for the impact of the reduction in the U.S statutory tax rate on the Company's deferred tax assets and liabilities;

•	Estimated tax expense of $56.0 million for the one-time transition tax via a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (the "Transition Tax"); and

•	A tax benefit of $4.6 million resulting from the effect of the 21% statutory tax rate for the month of January 2018 on the Company's annual statutory tax rate for the year ended January 31, 2018.

Additionally, in December 2017, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 also provides a measurement period for companies to evaluate the impacts of the 2017 Tax Act on their financial statements. This measurement period begins in the reporting period that includes the enactment date and ends when an entity has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements, and cannot exceed one year. The Company adopted the provisions of SAB 118 in the fourth quarter of fiscal 2017.

Consistent with SAB 118, for the year ended January 31, 2018, the Company calculated and recorded reasonable estimates for the impact of the Transition Tax and the remeasurement of its deferred tax assets and deferred tax liabilities, as set forth above. The resulting charges represented provisional amounts for which the Company's analysis was incomplete but a reasonable estimate could be determined and recorded during the fourth quarter of 2017.

During the three months ended April 30, 2018, on the basis of additional guidance that became available, the Company recognized a measurement-period adjustment to decrease the estimated Transition Tax obligation by $3.2 million, with a corresponding offset to the Provision for income taxes, resulting in a total estimated Transition Tax obligation recognized to date of $52.8 million. However, the Company is continuing to gather additional information and refine its analysis to more precisely compute the amount of the Transition Tax and, as a result, the Company's accounting for this item is not yet complete.

TIFFANY & CO.

The Company also adopted the provisions of SAB 118 as it relates to the assertion of the indefinite reinvestment of foreign earnings and profits. The impact of the 2017 Tax Act on the Company's assertion to indefinitely reinvest foreign earnings remains incomplete as the Company continues to analyze the relevant provisions of the 2017 Tax Act and related accounting guidance. Therefore, a provisional estimate has not been recorded or disclosed as it relates to the potential tax consequences of an actual repatriation of unremitted foreign earnings. The Company will account for the tax on global intangible low-taxed income ("GILTI") as a period cost and thus has not adjusted any of the deferred tax assets and liabilities of its foreign subsidiaries in connection with the 2017 Tax Act. As the Company refines its provisional estimate calculations, further analyzes provisions of the 2017 Tax Act and any subsequent guidance related thereto, these provisional estimates could be affected, which could have a material impact on the Company's future financial results. Additionally, further regulatory or GAAP accounting guidance regarding the 2017 Tax Act could also materially affect the Company's future financial results.

The effective income tax rate for the three months ended April 30, 2018 was 25.3% compared to 31.7% in the prior year. The effective income tax rate for the three months ended April 30, 2018 was reduced by 170 basis points due to the recognition of an income tax benefit of $3.2 million related to a reduction in the estimated obligation for the Transition Tax. The effective income tax rate for the three months ended April 30, 2017 was reduced by 180 basis points due to an income tax benefit of $2.4 million resulting from the implementation of ASU 2016-09, which requires excess tax benefits and/or shortfalls related to exercises and vesting of share-based compensation to be recorded in the provision for income taxes rather than in additional paid in capital. The remaining decrease in the effective income tax rate for the three months ended April 30, 2018 compared to the prior year is primarily due to the enactment of 2017 Tax Act, including the reduction in the statutory U.S. federal corporate income tax rate and the introduction of the foreign derived intangible income deduction, which are partly offset by the GILTI inclusion.

During the three months ended April 30, 2018, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2013) and New York State (tax years 2012–2014). Tax years from 2010–present are open to examination in the U.S. Federal jurisdiction and 2006–present are open in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of April 30, 2018, unrecognized tax benefits are not expected to change significantly in the next 12 months. Future developments may result in a change in this assessment.

6.    EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended April 30,
(in millions)	2018	2017
Net earnings for basic and diluted EPS	$142.3	$92.9
Weighted-average shares for basic EPS	124.4	124.6
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.6	0.7
Weighted-average shares for diluted EPS	125.0	125.3

TIFFANY & CO.

For the three months ended April 30, 2018 and 2017, there were 0.9 million stock options and restricted stock units in each period that were excluded from the computations of earnings per diluted share due to their antidilutive effect.

7.	DEBT

(in millions)	April 30, 2018	January 31, 2018	April 30, 2017
Short-term borrowings:
Credit Facilities	$26.1	$33.5	$93.6
Other credit facilities	70.6	87.1	97.0
	$96.7	$120.6	$190.6

Long-term debt:
Unsecured Senior Notes:
2012 4.40% Series B Senior Notes, due July 2042 [a]	$250.0	$250.0	$250.0
2014 3.80% Senior Notes, due October 2024 [b,c]	250.0	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [b,c]	300.0	300.0	300.0
2016 0.78% Senior Notes, due August 2026 [b,d]	91.7	91.9	89.9
	891.7	891.9	889.9
Less unamortized discounts and debt issuance costs	8.8	9.0	9.4
	$882.9	$882.9	$880.5

[a]	The agreements governing these Senior Notes require repayments of $50.0 million in aggregate every five years beginning in 2022.

[b]	These agreements require lump sum repayments upon maturity.

[c]	These Senior Notes were issued at a discount, which will be amortized until the debt maturity.

[d]	These Senior Notes were issued at par, ¥10.0 billion.

At April 30, 2018, the Company was in compliance with all debt covenants.

8.    HEDGING INSTRUMENTS

Background Information

The Company uses derivative financial instruments, including interest rate swaps, cross-currency swaps, forward contracts and net-zero-cost collar arrangements (combination of call and put option contracts) to mitigate a portion of its exposures to changes in interest rates, foreign currency exchange rates and precious metal prices.

Derivative Instruments Designated as Hedging Instruments. If a derivative instrument meets certain hedge accounting criteria, it is recorded on the condensed consolidated balance sheet at its fair value, as either an asset or a liability, with an offset to current or other comprehensive earnings, depending on whether the hedge is designated as one of the following on the date it is entered into:

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

Derivative Instruments Not Designated as Hedging Instruments. Derivative instruments which do not meet the criteria to be designated as a hedge are recorded on the condensed consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current earnings. The gains or losses on undesignated foreign exchange forward contracts substantially offset foreign exchange losses or gains on the underlying liabilities or transactions being hedged.

The Company does not use derivative financial instruments for trading or speculative purposes.

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of additional debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in 2012 and recorded an unrealized loss within accumulated other comprehensive loss. As of April 30, 2018, $18.2 million remains recorded as an unrealized loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in 2014 and recorded an unrealized loss within accumulated other comprehensive loss. As of April 30, 2018, $3.6 million remains recorded as an unrealized loss in accumulated other comprehensive loss, which is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

Cross-currency Swaps – The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of April 30, 2018, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

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

As of April 30, 2018, the notional amounts of foreign exchange forward contracts were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥16,124.5	$148.7
British pound		£12.7	17.4
Derivatives not designated as hedging instruments:
U.S. dollar		$59.3	$59.3
Euro		€10.1	13.9
Australian dollar	AU$	23.7	18.4
British pound		£7.4	10.5
Czech koruna	CZK	124.6	6.1
Chinese yuan	CNY	18.1	2.9
Hong Kong dollar	HKD	39.0	5.0
Japanese yen		¥1,080.7	10.0
Korean won	₩	20,498.4	19.2
New Zealand dollar	NZ$	11.7	8.6
Singapore dollar	S$	29.9	22.8

The maximum term of the Company's outstanding foreign exchange forward contracts as of April 30, 2018 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of April 30, 2018, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted precious metals transactions is 14 months. As of April 30, 2018, there were precious metal derivative instruments outstanding for approximately 36,000 ounces of platinum, 720,000 ounces of silver and 28,800 ounces of gold.

TIFFANY & CO.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended April 30,
	2018		2017
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$1.8	$1.6	$(3.2)	$(2.8)
Precious metal collars [a]	—	0.1	0.1	—
Precious metal forward contracts [a]	(5.6)	0.4	0.3	(0.9)
Cross-currency swaps [b]	(3.4)	0.6	(7.5)	(4.9)
Forward-starting interest rate swaps [c]	—	(0.4)	—	(0.4)
	$(7.2)	$2.3	$(10.3)	$(9.0)
aThe gain or loss recognized in earnings is included within Cost of sales.
bThe gain or loss recognized in earnings is included within Other expense, net.
cThe gain or loss recognized in earnings is included within Interest expense and financing costs.

The pre-tax gains (losses) on derivatives not designated as hedging instruments were not significant in the three months ended April 30, 2018 and 2017. There was no material ineffectiveness related to the Company's hedging instruments for the three months ended April 30, 2018 and 2017. The Company expects approximately $3.4 million of net pre-tax derivative losses included in accumulated other comprehensive loss at April 30, 2018 will be reclassified into earnings within the next 12 months. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Financial assets and liabilities carried at fair value at April 30, 2018 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Marketable securities [a]	$37.1	$—	$—	$37.1
Time deposits [b]	212.7	—	—	212.7
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	1.8	—	1.8
Foreign exchange forward contracts [c]	—	0.9	—	0.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	1.4	—	1.4
Total financial assets	$249.8	$4.1	$—	$253.9

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$5.0	$—	$5.0
Foreign exchange forward contracts [d]	—	2.4	—	2.4
Cross-currency swaps [d]	—	23.6	—	23.6
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	0.8	—	0.8
Total financial liabilities	$—	$31.8	$—	$31.8

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the short-term maturities of these assets and liabilities and as such are measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $1.0 billion and $1.1 billion at April 30, 2018 and 2017 and the corresponding fair value was $1.0 billion and $1.1 billion, respectively.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $74.0 million at April 30, 2018) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.8 billion at April 30, 2018) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12,

TIFFANY & CO.

2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $121.0 million at April 30, 2018) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $547.0 million at April 30, 2018) (calculated based on alleged future lost profits of the Tiffany Parties).

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

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award was set aside. However, the Swatch Parties took action in the Dutch courts to appeal the District Court's decision, and a three-judge panel of the Appellate Court of Amsterdam presided over an appellate hearing in respect of the annulment, and the related claim by the Tiffany Parties for the return of the Arbitration Damages and related costs, on June 29, 2016. The Appellate Court issued its decision on April 25, 2017, finding in favor of the Swatch Parties and ordering the Tiffany Parties to reimburse the Swatch Parties EUR 6,340 in legal costs. The Tiffany Parties have taken action to appeal the decision of the Appellate Court to the Supreme Court of the Netherlands. As such, the Arbitration Award may ultimately be set aside by the Supreme Court. Registrant's management believes it is likely that the Supreme Court will issue its decision at a future date during Registrant's fiscal year ending January 31, 2019. However, it is possible that such decision could be later issued or that such decision could require the Appellate Court to reconsider certain elements of the dispute and, as such, the annulment action may not be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2020.

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

TIFFANY & CO.

the Agreements or that neither the Swatch Parties nor the Tiffany Parties were in material breach. If the Swatch Parties’ claims of liability were accepted by the court, the damages award cannot be reasonably estimated at this time, but could exceed the Arbitration Damages and could have a material adverse effect on the Registrant’s consolidated financial statements or liquidity.

Management has not established any accrual in the Company's condensed consolidated financial statements for the month ended April 30, 2018 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees (which will be determined at a later date), and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). Costco has filed an appeal from the judgment, as well as a motion in the Court for a new trial. The appeal has been automatically stayed pending determination of the Court motion. Costco has also filed an appeal bond to secure the amount of the judgment entered by the Court pending appeal, so the Tiffany plaintiffs will be unable to enforce the judgment while the motion for a new trial and the appeal are pending. As such, the Company has not recorded any amount in its condensed consolidated financial statements related to this gain contingency as of April 30, 2018, and expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2019.

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

TIFFANY & CO.

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

11.    STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

(in millions)	April 30, 2018	January 31, 2018	April 30, 2017
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(73.0)	$(48.0)	$(131.6)
Unrealized (loss) gain on marketable securities [a]	—	(1.8)	0.9
Deferred hedging loss	(30.2)	(22.9)	(17.1)
Net unrealized loss on benefit plans	(62.9)	(65.3)	(95.0)
	$(166.1)	$(138.0)	$(242.8)

[a]
The Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on February 1, 2018 using the modified retrospective method. Under ASU 2016-01, the Company recognizes both realized and unrealized gains and losses on marketable securities in Other expense, net. Previously, unrealized gains and losses were recorded as a separate component of stockholders' equity.

TIFFANY & CO.

Additions to and reclassifications out of accumulated other comprehensive earnings (loss) were as follows:

	Three Months Ended April 30,
(in millions)	2018	2017
Foreign currency translation adjustments	$(25.4)	$12.4
Income tax benefit (expense)	0.4	(0.3)
Foreign currency translation adjustments, net of tax	(25.0)	12.1
Unrealized gain on marketable securities	—	0.4
Income tax expense	—	(0.3)
Unrealized gain on marketable securities, net of tax	—	0.1
Unrealized loss on hedging instruments	(7.2)	(10.3)
Reclassification adjustment for (gain) loss included in net earnings [a]	(2.3)	9.0
Income tax benefit	2.2	0.3
Unrealized loss on hedging instruments, net of tax	(7.3)	(1.0)
Amortization of net loss included in net earnings [b]	3.3	3.5
Amortization of prior service credit included in net earnings [b]	(0.2)	(0.1)
Income tax expense	(0.7)	(1.2)
Net unrealized gain on benefit plans, net of tax	2.4	2.2
Total other comprehensive (loss) earnings, net of tax	$(29.9)	$13.4

[a]	These (gains) losses are reclassified into Cost of Sales, Interest expense and financing costs and Other expense, net (see "Note 8. Hedging Instruments" for additional details).

b	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note 12. Employee Benefit Plans" for additional details).

Share Repurchase Program. In January 2016, the Registrant's Board of Directors approved a share repurchase program (the "2016 Program") which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the 2016 Program have been executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. As of April 30, 2018, $170.8 million remained available for share repurchases under the 2016 Program. The 2016 Program was originally scheduled to expire on January 31, 2019. However, on May 22, 2018, the Registrant's Board of Directors approved a new share repurchase program, which will replace the 2016 Program. Approximately $160.0 million remained available for repurchase under the 2016 Program at May 22, 2018. See "Note 14. Subsequent Events" for additional information regarding the new share repurchase program.

The Company's share repurchase activity was as follows:

	Three Months Ended April 30,
(in millions, except per share amounts)	2018	2017
Cost of repurchases	$40.5	$11.5
Shares repurchased and retired	0.4	0.1
Average cost per share	$99.48	$93.48

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.50 and $0.45 per share of Common Stock in the three months ended April 30, 2018 and 2017, respectively.

TIFFANY & CO.

Cumulative effect adjustment from adoption of new accounting standards. The amounts presented within this line item on the condensed consolidated statement of stockholders' equity represent the effects of the Company's adoption, on a modified retrospective basis, of ASU 2014-09, Revenue from Contracts with Customers (as discussed in "Note 2. New Accounting Standards") and ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (as discussed above).

12.    EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans and provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended April 30,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2018	2017	2018	2017
Net Periodic Benefit Cost:
Service cost	$4.5	$4.7	$0.7	$0.7
Interest cost	7.6	8.0	0.8	0.8
Expected return on plan assets	(8.3)	(8.2)	—	—
Amortization of prior service cost (credit)	—	0.1	(0.2)	(0.2)
Amortization of net loss	3.3	3.5	—	—
Net expense	$7.1	$8.1	$1.3	$1.3

The components of net periodic benefit cost other than the service cost component are included in Other expense, net on the condensed consolidated statements of earnings.

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

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds, as well as earnings received from third-party licensing agreements.

TIFFANY & CO.

Certain information relating to the Company's segments is set forth below:

	Three Months Ended April 30,
(in millions)	2018	2017
Net sales:
Americas	$425.3	$391.7
Asia-Pacific	328.6	257.3
Japan	150.6	128.4
Europe	107.0	94.6
Total reportable segments	1,011.5	872.0
Other	21.7	27.6
	$1,033.2	$899.6
Earnings from operations*:
Americas	$74.9	$62.4
Asia-Pacific	100.1	73.1
Japan	58.3	42.8
Europe	14.2	13.6
Total reportable segments	247.5	191.9
Other	2.3	3.1
	$249.8	$195.0
* Represents earnings from operations before (i) unallocated corporate expenses, (ii) Interest expense and financing costs and (iii) Other expense, net.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended April 30,
(in millions)	2018	2017
Earnings from operations for segments	$249.8	$195.0
Unallocated corporate expenses	(45.5)	(45.4)
Interest expense and financing costs	(9.9)	(10.6)
Other expenses, net	(3.9)	(2.9)
Earnings from operations before income taxes	$190.5	$136.1

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

TIFFANY & CO.

14.	Subsequent Event

On May 22, 2018, the Registrant's Board of Directors approved a new share repurchase program. This new program, which is effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under this new program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. This new program will replace the Company's 2016 Program announced in January 2016 (see "Note 11. Stockholders' Equity").

Under this new program, the Registrant's Board of Directors also approved the repurchase of $250.0 million of the Company's Common Stock through an accelerated share repurchase transaction, which the Company expects to enter into during its fiscal quarter ending July 31, 2018, subject to market conditions.

TIFFANY & CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Tiffany & Co. (the "Registrant") is a holding company that operates through Tiffany and Company ("Tiffany") and the Registrant's other subsidiary companies (collectively, the "Company"). The Registrant, through its subsidiaries, designs and manufactures products and operates TIFFANY & CO. retail stores worldwide, and also sells its products through Internet, catalog, business-to-business and wholesale operations. The Company's principal merchandise offering is jewelry (representing 91% of worldwide net sales in the fiscal year ended January 31, 2018); it also sells timepieces, leather goods, sterling silverware (other than jewelry), china, crystal, stationery, eyewear, fragrances and other accessories.

The Company's reportable segments are as follows:

•
Americas includes sales in 123 Company-operated TIFFANY & CO. stores in the United States ("U.S."), Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through Internet, catalog, business-to-business and wholesale operations;

•	Asia-Pacific includes sales in 87 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 54 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•	Europe includes sales in 46 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in four Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds, as well as earnings received from third-party licensing agreements.

SUMMARY OF FIRST QUARTER RESULTS

•
Worldwide net sales increased 15% to $1,033.2 million in the three months ("first quarter") ended April 30, 2018, reflecting geographically broad-based sales growth; comparable sales increased 10%. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 11% in the first quarter and comparable sales increased 7%.

•
Earnings from operations as a percentage of net sales ("operating margin") increased 320 basis points due to sales leverage on selling, general and administrative ("SG&A") expenses and an increase in gross margin.

•
Net earnings increased 53% to $142.3 million, or $1.14 per diluted share, from $92.9 million, or $0.74 per diluted share, in the prior year due to the above factors and a lower effective income tax rate.

•	Inventories, net increased 5% from April 30, 2017.

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

	First Quarter 2018 vs. 2017
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	15%	4%	11%
Americas	9	1	8
Asia-Pacific	28	5	23
Japan	17	5	12
Europe	13	12	1
Other	(21)	—	(21)

Comparable Sales:
Worldwide	10%	3%	7%
Americas	9	—	9
Asia-Pacific	14	5	9
Japan	14	5	9
Europe	2	11	(9)
Other	(7)	—	(7)

TIFFANY & CO.

Beginning in the first quarter of 2018, the Company revised its definition of comparable sales (see "Comparable Sales" below) to include e-commerce and catalog sales, in addition to sales transacted in Company-operated stores open for more than 12 months. The following table reconciles the comparable sales percentage increases (decreases) from the GAAP to the non-GAAP basis versus the previous year for the first quarter of 2017:

	First Quarter 2017 vs. 2016 As Revised			First Quarter 2017 vs. 2016 As Previously Reported
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Comparable Sales:
Worldwide	(3)%	(1)%	(2)%	(3)%	(1)%	(2)%
Americas	(4)	—	(4)	(4)	—	(4)
Asia-Pacific	(3)	(1)	(2)	(3)	(1)	(2)
Japan	(1)	—	(1)	(1)	—	(1)
Europe	(4)	(7)	3	(3)	(6)	3
Other	1	—	1	1	—	1

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

Comparable Sales

Comparable sales include sales transacted in Company-operated stores open for more than 12 months. Sales from e-commerce sites are included in comparable sales for those sites that have been operating for more than 12 months. Sales for relocated stores are included in comparable sales if the relocation occurs within the same geographical market. In all markets, the results of a store in which the square footage has been expanded or reduced remain in the comparable sales base.

Net Sales

Net sales by segment were as follows:

	First Quarter
(in millions)	2018	2017	Increase/(Decrease)
Americas	$425.3	$391.7	9%
Asia-Pacific	328.6	257.3	28
Japan	150.6	128.4	17
Europe	107.0	94.6	13
Other	21.7	27.6	(21)
	$1,033.2	$899.6	15

Worldwide net sales increased $133.6 million, or 15%, in the first quarter of 2018, reflecting geographically broad-based sales growth. On a constant-exchange-rate basis, worldwide net sales increased 11%.

TIFFANY & CO.

Jewelry sales by product category relative to the prior year were as follows:

	First Quarter
(in millions)	2018	2017	$ Change	% Change
Jewelry collections	$529.3	$449.9	$79.4	18%
Engagement jewelry	294.5	264.6	29.9	11
Designer jewelry	128.4	115.4	13.0	11

The increase in net sales in the Jewelry collections category was due to growth primarily in the Tiffany T and Tiffany HardWear collections, and to a lesser extent other collections, while the Engagement jewelry and Designer jewelry categories reflected increases across the categories.

Certain reclassifications within the jewelry categories have been made to the prior year amounts to conform to the current year category presentation.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Sales	Non-comparable Sales	Wholesale/Other	Total
Americas	$34.7	$0.9	$(2.0)	$33.6
Asia-Pacific	30.6	19.1	21.6	71.3
Japan	17.5	(0.3)	5.0	22.2
Europe	2.2	8.6	1.6	12.4

Changes in jewelry sales relative to the prior year by reportable segment were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Change in Jewelry Sales
Americas	(4)%	—%	10%
Asia-Pacific	16	5	11
Japan	6	5	10
Europe	5	12	7

Americas. Total sales increased $33.6 million, or 9%, which included comparable sales increasing $34.7 million, or 9%. Management attributed the growth to increased sales across the region and to higher spending by both local customers and foreign tourists. On a constant-exchange-rate basis, total sales increased 8% and comparable sales increased 9%.

The increase in the number of jewelry units sold reflected increases across all product categories. Management attributed the decrease in the average price per jewelry unit sold to a shift in sales mix.

Asia-Pacific. Total sales increased $71.3 million, or 28%, which included comparable sales increasing $30.6 million, or 14%. Management attributed the growth to increased retail sales in Greater China and in most other markets across the region and to higher spending by both local customers and foreign tourists, as well as higher wholesale sales in Korea. On a constant-exchange-rate basis, total sales increased by 23% and comparable sales increased 9%.

The increase in the number of jewelry units sold reflected increases across all product categories. Management attributed the increase in the average price per jewelry unit sold to a shift in sales mix.

TIFFANY & CO.

Japan. Total sales increased $22.2 million, or 17%, which included comparable sales increasing $17.5 million, or 14%. Management attributed the sales increases to higher spending by local customers, as well as foreign tourists. On a constant-exchange-rate basis, total sales increased 12% and comparable sales increased 9%.

The increase in the number of jewelry units sold reflected increases in the Jewelry collections and Engagement jewelry categories. Management attributed the increase in the average price per jewelry unit sold primarily to the positive effect of currency translation.

Europe. Total sales increased $12.4 million, or 13%, which included comparable sales increasing $2.2 million, or 2%, each benefiting primarily from the positive effect of currency translation. Total sales growth also reflected the effect of new stores. On a constant-exchange-rate basis, total sales increased 1% and comparable sales decreased 9%, due to softness across much of the region, which management attributed to lower spending by foreign tourists. Comparable sales also reflected the negative effects from new stores on existing store sales.

The increase in the number of jewelry units sold reflected increases across all product categories. Management attributed the increase in the average price per jewelry unit sold to the positive effect of currency translation.

Other. Other sales decreased by $5.9 million, or 21%, primarily due to a decrease in wholesale sales of diamonds.

Store Data. In the first quarter of 2018, the Company opened one Company-operated store in Asia-Pacific and closed one Company-operated store each in the Americas and Asia-Pacific.

Gross Margin

	First Quarter
(dollars in millions)	2018	2017
Gross profit	$650.9	$559.1
Gross profit as a percentage of net sales	63.0%	62.1%

Gross margin (gross profit as a percentage of net sales) increased 90 basis points in the first quarter of 2018 largely due to sales leverage on fixed costs and the favorable effect from a decrease in wholesale sales of diamonds, which was partly offset by increases in product-related costs, such as inventory reserves.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 8. Hedging Instruments"). Management increased retail prices in the first quarter of 2018 and 2017 across most geographic regions and product categories, some of which were intended to mitigate foreign currency fluctuations.

Selling, General and Administrative ("SG&A") Expenses

	First Quarter
(dollars in millions)	2018	2017
SG&A expenses	$446.6	$409.5
SG&A expenses as a percentage of net sales	43.2%	45.5%
SG&A expenses increased $37.1 million, or 9%, in the first quarter of 2018, largely reflecting increased labor and incentive compensation costs and store occupancy and depreciation expenses. SG&A expenses as a percentage of net sales decreased 230 basis points due to sales leverage on operating expenses. Changes in foreign currency exchange rates had the effect of increasing SG&A expenses by 3% as compared with the prior year.

TIFFANY & CO.

Earnings from Operations

	First Quarter
(in millions)	2018	2017
Earnings from operations	$204.3	$149.6
Operating margin	19.8%	16.6%

Earnings from operations increased $54.7 million, or 37%, in the first quarter of 2018 and operating margin increased 320 basis points, reflecting sales leverage on SG&A expenses and the increase in gross margin.

Results by segment are as follows:

(in millions)	First Quarter 2018	% of Net Sales	First Quarter 2017	% of Net Sales
Earnings from operations*:
Americas	$74.9	17.6%	$62.4	15.9%
Asia-Pacific	100.1	30.5	73.1	28.4
Japan	58.3	38.7	42.8	33.4
Europe	14.2	13.3	13.6	14.4
Other	2.3	10.7	3.1	11.1
	249.8		195.0
Unallocated corporate expenses	(45.5)	(4.4)%	(45.4)	(5.1)%
Earnings from operations	$204.3	19.8%	$149.6	16.6%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the first quarter of 2018 compared with 2017 was as follows:

•	Americas – the ratio increased 170 basis points primarily due to sales leverage on operating expenses;

•
Asia-Pacific – the ratio increased 210 basis points due to sales leverage on operating expenses, partly offset by a decrease in gross margin, both partly attributable to increased wholesale sales in the region;

•
Japan – the ratio increased 530 basis points due an increase in gross margin (which includes the effect of changes in foreign currency exchange rates on inventory purchases) and sales leverage on operating expenses; and

•	Europe – the ratio decreased 110 basis points due to sales deleverage on operating expenses, partly offset by an increase in gross margin.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses in the first quarter of 2018 were approximately unchanged from the prior year.

Interest Expense and Financing Costs

Interest expense and financing costs decreased $0.7 million, or 7%, in the first quarter of 2018.

Other Expenses, net

Other expenses, net increased $1.0 million, or 41%, in the first quarter of 2018.

TIFFANY & CO.

Provision for Income Taxes

The effective income tax rate for the first quarter of 2018 was 25.3% compared to 31.7% in the prior year. The effective income tax rate for the first quarter of 2018 was reduced by 170 basis points due to the recognition of an income tax benefit of $3.2 million related to a reduction in the estimated obligation for the Transition Tax (see "Item 1. Notes to Condensed Consolidated Financial Statements - Note 5. Income Taxes" for additional information). The effective income tax rate for the first quarter of 2017 was reduced by 180 basis points due to an income tax benefit of $2.4 million resulting from the implementation of ASU 2016-09, which requires excess tax benefits and/or shortfalls related to exercises and vesting of share-based compensation to be recorded in the provision for income taxes rather than in additional paid in capital. The remaining decrease in the effective income tax rate for the first quarter of 2018 compared to the prior year is primarily due to the enactment of 2017 Tax Act, including the reduction in the statutory U.S. federal corporate income tax rate and the introduction of the foreign derived intangible income deduction, which are partly offset by the GILTI inclusion.

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

At April 30, 2018, the Company's cash and cash equivalents totaled $999.2 million, of which approximately one-third was held in locations outside the U.S. where, prior to the enactment of the 2017 Tax Act, the Company had asserted to indefinitely reinvest any undistributed earnings to support its continued expansion and investments in such foreign locations. As a result of the 2017 Tax Act, the Company is currently evaluating such assertion. This evaluation is incomplete and will be completed during the measurement period allowed for under SAB 118. If the Company's assertion to indefinitely reinvest earnings is maintained, such cash balances would not be available to fund U.S. cash requirements unless the Company were to decide to repatriate such funds and incur applicable tax charges. The applicable tax charges may include withholding taxes and tax on foreign currency gains and losses. The Company believes it has sufficient sources of cash in the U.S. to fund its U.S. operations without the need to repatriate any of those funds held outside the U.S. See "Item 1. Notes to Condensed Consolidated Financial Statements - Note 5. Income Taxes" for additional information. In addition, the Company had Short-term investments of $212.7 million at April 30, 2018.

The following table summarizes cash flows from operating, investing and financing activities:

	First Quarter
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities	$99.8	$113.7
Investing activities	54.9	(96.3)
Financing activities	(126.0)	(105.6)
Effect of exchange rates on cash and cash equivalents	(0.2)	(1.0)
Net increase (decrease) in cash and cash equivalents	$28.5	$(89.2)

Operating Activities

The Company had net cash inflows from operating activities of $99.8 million in the first quarter of 2018 compared with $113.7 million in the first quarter of 2017. The variance was primarily due to increased inventory purchases partly offset by growth in net earnings.

TIFFANY & CO.

Working Capital. Working capital (current assets less current liabilities) was $3.3 billion at April 30, 2018, compared with $3.3 billion at January 31, 2018 and $3.0 billion at April 30, 2017. The increase in first quarter of 2018 compared with the first quarter of 2017 was due to an increase in Cash and cash equivalents and Inventories, net.

Accounts receivable, net at April 30, 2018 were 2% lower than at January 31, 2018 and April 30, 2017. The decrease in Accounts receivable, net at April 30, 2018 reflected the adoption of ASU 2014-09, which requires sales returns reserves to be presented on a gross basis on the condensed consolidated balance sheet, with the asset related to inventory expected to be returned recorded outside of Accounts receivable, net. See "Item 1. Notes to Condensed Consolidated Financial Statements - Note 2. New Accounting Standards" for additional information. Currency translation had the effect of increasing Accounts receivable, net by 2% compared to April 30, 2017, but did not have a significant effect on the change from January 31, 2018.

Inventories, net at April 30, 2018 were 3% higher than at January 31, 2018 and 5% higher than April 30, 2017, which reflected increases in raw material and work-in-process inventories compared to both periods, as well as an increase in finished goods inventories when compared to April 30, 2017. Currency translation had the effect of increasing Inventories, net by 2% compared to April 30, 2017, but did not have a significant effect on the change from January 31, 2018.

Accounts payable and accrued liabilities at April 30, 2018 were 13% lower than at January 31, 2018 and 35% higher than at April 30, 2017. The increase compared to April 30, 2017 reflected more effective management of payables, as well as the timing of payments.

Investing Activities

The Company had net cash inflows from investing activities of $54.9 million in the first quarter of 2018 compared with net cash outflows of $96.3 million in the first quarter of 2017. The increase was driven by net activity related to sales and purchases of marketable securities and short-term investments.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net proceeds from the sales of marketable securities and short-term investments of $91.8 million during the first quarter of 2018 compared with net purchases of marketable securities and short-term investments of $62.8 million during the first quarter of 2017.

Financing Activities

The Company had net cash outflows from financing activities of $126.0 million in the first quarter of 2018 compared with $105.6 million in the first quarter of 2017. Year-over-year changes in cash flows from financing activities were largely driven by increased share repurchases and cash dividends paid on the Company's Common Stock, partly offset by changes in borrowings.

Recent Borrowings. The Company had net repayments of borrowings as follows:

	First Quarter
(in millions)	2018	2017
Short-term borrowings:
(Repayments of) proceeds from credit facility borrowings, net	$(6.8)	$1.6
Repayments of other credit facility borrowings	(14.5)	(39.2)
Net repayments of total borrowings	$(21.3)	$(37.6)

Under all of the Company's credit facilities, at April 30, 2018, there were $96.7 million of borrowings outstanding, $6.6 million of letters of credit issued but not outstanding and $939.8 million available for borrowing. At April 30, 2017, there were $190.6 million of borrowings outstanding, $4.8 million of letters of credit issued but not outstanding and $835.3 million available for borrowing. The weighted-average interest rate for the amount outstanding at April 30, 2018 was 4.49% compared with 2.69% at April 30, 2017.

TIFFANY & CO.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders' equity was 30% at April 30, 2018, 31% at January 31, 2018 and 35% at April 30, 2017.

At April 30, 2018, the Company was in compliance with all debt covenants.

Share Repurchases. In January 2016, the Registrant's Board of Directors approved a share repurchase program (the "2016 Program"), which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the 2016 Program have been executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. At April 30, 2018, $170.8 million remained available for repurchase under the 2016 Program. The 2016 Program was originally scheduled to expire on January 31, 2019. However, on May 22, 2018, the Registrants's Board of Directors approved a new share repurchase program (the "2018 Program"), which will replace the 2016 Program. Approximately $160.0 million remained available for repurchase under the 2016 Program at May 22, 2018. The 2018 Program, which is effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under the 2018 Program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund any repurchases under the 2018 Program from existing cash at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt.

Under this new program, the Registrant's Board of Directors also approved the repurchase of $250.0 million of the Company's Common Stock through an accelerated share repurchase transaction, which the Company expects to enter into during its fiscal quarter ending July 31, 2018, subject to market conditions. The repurchases under this accelerated share repurchase transaction will be funded from available cash on hand.
The Company's share repurchase activity during the first quarter of 2018 and 2017 was as follows:

	First Quarter
(in millions, except per share amounts)	2018	2017
Cost of repurchases	$40.5	$11.5
Shares repurchased and retired	0.4	0.1
Average cost per share	$99.48	$93.48

Contractual Obligations

The Company’s contractual cash obligations and commercial commitments at April 30, 2018 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2018.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

2018 Outlook

For the fiscal year ending January 31, 2019 ("fiscal 2018"), management's guidance includes: (i) worldwide net sales increasing by a high-single-digit percentage over the prior year both as reported and on a constant-exchange-rate basis; and (ii) net earnings increasing to a range of $4.50 – $4.70 per diluted share. These expectations are approximations and are based on the Company's plans and assumptions for the full year, including: (i) mid-to-high-single-digit comparable sales growth, with varying degrees of growth in all regions; (ii) worldwide gross retail square footage increasing 2%, net through eight store openings, two closings and at least 15 relocations; (iii) operating margin below the prior year as a result of significant SG&A expense growth (affected by anticipated higher

TIFFANY & CO.

investment spending in technology, marketing communications, visual merchandising, digital and store presentations) at a higher rate than sales growth for the remainder of the year, partly offset by a higher gross margin; (iv) interest and other expenses, net in line with the prior year; (v) an effective income tax rate in the high 20's; (vi) net earnings and EPS over the balance of the year affected by the amount and timing of the anticipated higher investment spending; (vii) no meaningful effect in fiscal 2018 from the U.S. dollar versus foreign currencies on a year-over-year basis; and (viii) some benefit to net earnings per diluted share from share repurchases.

Management also expects: (i) net cash provided by operating activities of approximately $700 million and (ii) free cash flow (see "Non-GAAP Measures") of at least $400 million. These expectations are approximations and are based on the Company’s plans and assumptions for the full year, including: (i) net inventories increasing at or below the rate of sales growth, (ii) capital expenditures of $280 million and (iii) net earnings in line with management's expectations, as described above.

Forward-Looking Statements

The historical trends and results reported in this quarterly report on Form 10-Q should not be considered an indication of future performance. Further, statements contained in this quarterly report on Form 10-Q that are not statements of historical fact, including those that refer to plans, assumptions and expectations for future periods, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, the statements under "2018 Outlook" as well as statements that can be identified by the use of words such as 'expects,' 'projects,' 'anticipates,' 'assumes,' 'forecasts,' 'plans,' 'believes,' 'intends,' 'estimates,' 'pursues,' 'scheduled,' 'continues,' 'outlook,' 'may,' 'will,' 'can,' 'should' and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's plans, assumptions, expectations, beliefs and objectives with respect to store openings and closings; product introductions; sales; sales growth; sales trends; store traffic; the Company's strategy and initiatives and the pace of execution thereon; the amount and timing of investment spending; the Company's objectives to compete in the global luxury market and to improve financial performance; retail prices; gross margin; operating margin; expenses; interest expense and financing costs; effective income tax rate; the nature, amount or scope of charges resulting from recent revisions to the U.S. tax code; net earnings and net earnings per share; share count; inventories; capital expenditures; cash flow; liquidity; currency translation; macroeconomic and geopolitical conditions; growth opportunities; litigation outcomes and recovery related thereto; contributions to Company pension plans; and certain ongoing or planned real estate, product, marketing, retail, customer experience, manufacturing, supply chain, information systems development, upgrades and replacement, and other operational initiatives and strategic priorities.

These forward-looking statements are based upon the current views and plans of management, speak only as of the date on which they are made and are subject to a number of risks and uncertainties, many of which are outside of our control. Actual results could therefore differ materially from the planned, assumed or expected results expressed in, or implied by, these forward-looking statements. While we cannot predict all of the factors that could form the basis of such differences, key factors include, but are not limited to: global macroeconomic and geopolitical developments; changes in interest and foreign currency rates; changes in taxation policies and regulations (including changes effected by the recent revisions to the U.S. tax code) or changes in the guidance related to, or interpretation of, such policies and regulations; shifting tourism trends; regional instability; violence (including terrorist activities); political activities or events; weather conditions that may affect local and tourist consumer spending; changes in consumer confidence, preferences and shopping patterns, as well as our ability to accurately predict and timely respond to such changes; shifts in the Company's product and geographic sales mix; variations in the cost and availability of diamonds, gemstones and precious metals; adverse publicity regarding the Company and its products, the Company's third-party vendors or the diamond or jewelry industry more generally; any non-compliance by third-party vendors and suppliers with the Company's sourcing and quality standards, codes of conduct, or contractual requirements as well as applicable laws and regulations; changes in our competitive landscape; disruptions impacting the Company's business and operations; failure to successfully implement or make changes to the Company's information systems; gains or losses in the trading value of the Company's stock, which may impact the amount of stock repurchased through open market transactions, including through Rule 10b5-1 plans and accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions; and the Company's ability to successfully control costs and execute on, and achieve the expected benefits from, the operational initiatives and strategic priorities referenced above. Developments relating to these and other factors may also warrant changes to the Company's operating and strategic plans, including with respect to store openings, closings and renovations, capital expenditures, information systems development, inventory management, and

TIFFANY & CO.

continuing execution on, or timing of, the aforementioned initiatives and priorities. Such changes could also cause actual results to differ materially from the expected results expressed in, or implied by, the forward-looking statements.

Additional information about potential risks and uncertainties that could affect the Company’s business and financial results is included under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2018 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should consider the risks, uncertainties and factors outlined above and in the Form 10-K in evaluating, and are cautioned not to place undue reliance on, the forward-looking statements contained herein. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of April 30, 2018 is 12 months.

The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. As of April 30, 2018, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in billions)	(in millions)
July 2016	October 1, 2024	¥10.6	$100.0
March 2017	April 1, 2027	11.0	96.1
May 2017	April 1, 2027	5.6	50.0

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. If the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The maximum term of the Company's outstanding precious metal collars and forward contracts as of April 30, 2018 is 14 months.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $74.0 million at April 30, 2018) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.8 billion at April 30, 2018) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $121.0 million at April 30, 2018) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $547.0 million at April 30, 2018) (calculated based on alleged future lost profits of the Tiffany Parties).

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

Prior to the ruling of the arbitral panel, no accrual was established in the Company's consolidated financial statements because management did not believe the likelihood of an award of damages to the Swatch Parties was probable. As a result of the ruling, in the fourth quarter of 2013, the Company recorded a charge of $480.2 million, which included the damages, interest, and other costs associated with the ruling and which was classified as Arbitration award expense in the condensed consolidated statement of earnings.

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

A three-judge panel presided over the annulment hearing on January 19, 2015, and, on March 4, 2015, issued a decision in favor of the Tiffany Parties. Under this decision, the Arbitration Award was set aside. However, the Swatch Parties took action in the Dutch courts to appeal the District Court's decision, and a three-judge panel of the Appellate Court of Amsterdam presided over an appellate hearing in respect of the annulment, and the related claim by the Tiffany Parties for the return of the Arbitration Damages and related costs, on June 29, 2016. The Appellate Court issued its decision on April 25, 2017, finding in favor of the Swatch Parties and ordering the Tiffany Parties to reimburse the Swatch Parties EUR 6,340 in legal costs. The Tiffany Parties have taken action to appeal the decision of the Appellate Court to the Supreme Court of the Netherlands. As such, the Arbitration Award may ultimately be set aside by the Supreme Court. Registrant's management believes it is likely that the Supreme Court will issue its decision at a future date during Registrant's fiscal year ending January 31, 2019. However, it is possible that such decision could be later issued or that such decision could require the Appellate Court to reconsider certain elements of the dispute and, as such, the annulment action may not be ultimately resolved until, at the earliest, Registrant's fiscal year ending January 31, 2020.

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

Management has not established any accrual in the Company's condensed consolidated financial statements for the first quarter of 2018 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at

TIFFANY & CO.

$5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees (which will be determined at a later date), and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). Costco has filed an appeal from the judgment, as well as a motion in the Court for a new trial. The appeal has been automatically stayed pending determination of the Court motion. Costco has also filed an appeal bond to secure the amount of the judgment entered by the Court pending appeal, so the Tiffany plaintiffs will be unable to enforce the judgment while the motion for a new trial and the appeal are pending. As such, the Company has not recorded any amount in its condensed consolidated financial statements related to this gain contingency as of April 30, 2018, and expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2019.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

TIFFANY & CO.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In January 2016, the Registrant's Board of Directors approved a share repurchase program (the "2016 Program") which authorizes the Company to repurchase up to $500.0 million of its Common Stock through open market transactions, block trades or privately negotiated transactions. Purchases under the 2016 Program have been executed under a written plan for trading securities as specified under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, the terms of which are within the Company's discretion, subject to applicable securities laws, and are based on market conditions and the Company's liquidity needs. The 2016 Program was originally scheduled to expire on January 31, 2019. However, on May 22, 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"), which will replace the 2016 Program. Approximately $160.0 million remained available for repurchase under the 2016 Program at May 22, 2018. The 2018 Program, which is effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under the 2018 Program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund any repurchases under the 2018 Program from existing cash at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt.

Under this new program, the Registrant's Board of Directors also approved the repurchase of $250.0 million of the Company's Common Stock through an accelerated share repurchase transaction, which the Company expects to enter into during its fiscal quarter ending July 31, 2018, subject to market conditions. The repurchases under this accelerated share repurchase transaction will be funded from available cash on hand.
The following table contains the Company's purchases of equity securities in the first quarter of 2018:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
February 1, 2018 to February 28, 2018	77,721	$ 103.51	77,721	$ 203.2
March 1, 2018 to March 31, 2018	121,042	$ 98.96	121,042	$ 191.2
April 1, 2018 to April 30, 2018	207,982	$ 98.27	207,982	$ 170.8
TOTAL	406,745	$ 99.48	406,745	$ 170.8

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

10.13	Form of Indemnity Agreement, approved by the Board of Directors on March 15, 2018 for use with directors, officers and certain other employees of the Company or its subsidiaries.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2018, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2018	TIFFANY & CO.
(Registrant)

By: /s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.