Form 10-Q
period 2018-07-31
TIFFANY & CO
filed 2018-08-28
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 122,411,035 shares outstanding at the close of business on July 31, 2018.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED July 31, 2018

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	July 31, 2018	January 31, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$752.8	$970.7	$820.8
Short-term investments	61.3	320.5	222.7
Accounts receivable, net	207.0	231.2	223.3
Inventories, net	2,411.8	2,253.5	2,236.9
Prepaid expenses and other current assets	256.4	207.4	218.3
Total current assets	3,689.3	3,983.3	3,722.0
Property, plant and equipment, net	970.5	990.5	939.6
Deferred income taxes	190.7	188.2	300.0
Other assets, net	319.7	306.1	308.0
	$5,170.2	$5,468.1	$5,269.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$90.3	$120.6	$235.0
Accounts payable and accrued liabilities	428.4	437.4	301.4
Income taxes payable	24.3	89.4	32.8
Merchandise credits and deferred revenue	67.3	77.4	78.6
Total current liabilities	610.3	724.8	647.8
Long-term debt	881.4	882.9	881.1
Pension/postretirement benefit obligations	293.5	287.4	326.1
Deferred gains on sale-leasebacks	34.9	40.5	43.3
Other long-term liabilities	278.6	284.3	213.3
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 122.4, 124.5, 124.5	1.2	1.2	1.2
Additional paid-in capital	1,265.6	1,256.0	1,206.9
Retained earnings	1,986.8	2,114.2	2,137.9
Accumulated other comprehensive loss, net of tax	(196.7)	(138.0)	(203.2)
Total Tiffany & Co. stockholders' equity	3,056.9	3,233.4	3,142.8
Non-controlling interests	14.6	14.8	15.2
Total stockholders' equity	3,071.5	3,248.2	3,158.0
	$5,170.2	$5,468.1	$5,269.6

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net sales	$1,075.9	$959.7	$2,109.1	$1,859.3
Cost of sales	387.1	360.1	769.4	700.6
Gross profit	688.8	599.6	1,339.7	1,158.7
Selling, general and administrative expenses	497.6	414.9	944.2	824.3
Earnings from operations	191.2	184.7	395.5	334.4
Interest expense and financing costs	9.7	10.4	19.6	21.1
Other (income) expense, net	(0.5)	1.8	3.4	4.6
Earnings from operations before income taxes	182.0	172.5	372.5	308.7
Provision for income taxes	37.3	57.5	85.5	100.8
Net earnings	$144.7	$115.0	$287.0	$207.9
Net earnings per share:
Basic	$1.17	$0.92	$2.32	$1.67
Diluted	$1.17	$0.92	$2.31	$1.66
Weighted-average number of common shares:
Basic	123.2	124.5	123.8	124.6
Diluted	124.0	125.1	124.5	125.2

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net earnings	$144.7	$115.0	$287.0	$207.9
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(33.3)	39.2	(58.3)	51.3
Unrealized loss on marketable securities	—	(0.4)	—	(0.3)
Unrealized loss on hedging instruments	(0.4)	(1.0)	(7.7)	(2.0)
Unrealized gain on benefit plans	3.1	1.8	5.5	4.0
Total other comprehensive (loss) earnings, net of tax	(30.6)	39.6	(60.5)	53.0
Comprehensive earnings	$114.1	$154.6	$226.5	$260.9

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2018	$3,248.2	$2,114.2	$(138.0)	124.5	$1.2	$1,256.0	$14.8
Exercise of stock options and vesting of restricted stock units	16.8	—	—	0.5	—	16.8	—
Shares withheld related to net share settlement of share-based compensation	(6.8)	—	—	(0.1)	—	(6.8)	—
Share-based compensation expense	19.8	—	—	—	—	19.8	—
Purchase and retirement of Common Stock	(306.3)	(285.9)	—	(2.5)	—	(20.4)	—
Cash dividends on Common Stock	(129.7)	(129.7)	—	—	—	—	—
Accrued dividends on share-based awards	(0.7)	(0.9)	—	—	—	0.2	—
Other comprehensive loss, net of tax	(60.5)	—	(60.5)	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	3.9	2.1	1.8	—	—	—	—
Net earnings	287.0	287.0	—	—	—	—	—
Non-controlling interests	(0.2)	—	—	—	—	—	(0.2)
Balance at July 31, 2018	$3,071.5	$1,986.8	$(196.7)	122.4	$1.2	$1,265.6	$14.6

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$287.0	$207.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	110.9	101.8
Amortization of gain on sale-leasebacks	(4.3)	(4.1)
Provision for inventories	15.3	10.2
Deferred income taxes	(3.8)	0.8
Provision for pension/postretirement benefits	17.8	17.5
Share-based compensation expense	19.7	15.9
Gain on sale of marketable securities	—	(0.8)
Changes in assets and liabilities:
Accounts receivable	5.0	14.0
Inventories	(220.4)	(48.8)
Prepaid expenses and other current assets	(30.1)	(22.4)
Accounts payable and accrued liabilities	(13.0)	(28.2)
Income taxes payable	(94.6)	30.0
Merchandise credits and deferred revenue	(3.3)	3.5
Other, net	4.9	(10.4)
Net cash provided by operating activities	91.1	286.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(78.7)	(270.2)
Proceeds from sales of marketable securities and short-term investments	320.4	109.6
Capital expenditures	(101.7)	(88.0)
Other, net	—	3.5
Net cash provided by (used in) investing activities	140.0	(245.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) proceeds from credit facility borrowings, net	(12.6)	29.2
Proceeds from other credit facility borrowings	7.7	25.7
Repayment of other credit facility borrowings	(18.4)	(57.3)
Repurchase of Common Stock	(306.3)	(32.5)
Proceeds from exercised stock options	16.8	10.7
Payments related to tax withholding for share-based payment arrangements	(6.6)	(7.2)
Cash dividends on Common Stock	(129.7)	(118.3)
Net cash used in financing activities	(449.1)	(149.7)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.7
Net decrease in cash and cash equivalents	(217.9)	(107.2)
Cash and cash equivalents at beginning of year	970.7	928.0
Cash and cash equivalents at end of six months	$752.8	$820.8

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the "Registrant") and its subsidiaries (the "Company") in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities ("VIEs"), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company's financial position as of July 31, 2018 and 2017 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2018 are derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and six months ended July 31, 2018 and 2017 are not necessarily indicative of the results of the entire fiscal year.

Certain prior year amounts have been reclassified to conform with the current year presentation. The Company adopted Accounting Standards Update ("ASU") 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on February 1, 2018. Certain provisions of this ASU require retrospective application and, as a result, non-service cost components of the net periodic benefit cost for the three and six months ended July 31, 2017 were reclassified within the condensed consolidated statement of earnings. See "Note 2. New Accounting Standards" for additional information.

2.    NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 – Leases, which requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Leases will be classified as either financing or operating, similar to current accounting requirements, with the applicable classification determining the pattern of expense recognition in the statement of earnings. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and must be adopted using a modified retrospective approach, which now requires lessees and lessors to recognize and measure all leases within the scope of this ASU using one of the following transition methods: (i) as of the beginning of the earliest comparative period presented in the financial statements, or (ii) as of the beginning of the period in which this ASU is adopted. Management continues to evaluate the impact of this ASU on the consolidated financial statements, but expects that adoption will result in a significant increase in the Company's assets and liabilities. The Company's implementation project team has completed the assessment phase of the project, during which the project team compiled information to evaluate the Company's real estate, personal property and other arrangements that may meet the definition of a lease under this ASU and identified areas that may require the development of additional processes and policies. The Company's implementation project team is continuing the solution development phase of the project, which includes the development and implementation of any such additional processes and policies, collection of key data for each leased asset to be utilized throughout this phase of the project and selection of the practical expedients permitted under the ASU.

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 for one year to interim and annual reporting periods beginning after December 15, 2017. Early adoption was also permitted as of the original effective date (interim and annual periods beginning after December 15, 2016) and full or modified retrospective application was permitted. Subsequently, the FASB issued a number of ASU's amending ASU 2014-09 and providing further guidance related to revenue recognition, which management evaluated. The effective date and transition requirements for these amendments were the same as ASU 2014-09, as amended by ASU 2015-14. Management adopted this guidance on February 1, 2018 using the modified retrospective approach. The impact of the adoption of ASU 2014-09 on the Company's condensed consolidated financial statements is as follows:

•
The Company's revenue is primarily generated from the sale of finished products to customers (primarily through the retail, e-commerce or wholesale channels). The Company's performance obligations underlying such sales, and the timing of revenue recognition related thereto, remain substantially unchanged following the adoption of this ASU.

TIFFANY & CO.

•
The Company now recognizes breakage income on gift cards and merchandise credits (which represents income recognized from the customer's unexercised right to receive merchandise through the redemption of such gift cards and merchandise credits) based on the historical pattern of gift card and merchandise credit redemptions. Breakage income recognized during the three and six months ended July 31, 2018 was not significant.

•
This ASU requires sales returns reserves to be presented on a gross basis on the condensed consolidated balance sheet, with the asset related to merchandise expected to be returned recorded outside of Accounts receivable, net. Prior to the adoption of this ASU, sales returns reserves were recorded on a net basis within Accounts receivable, net.

The impact of the adoption of ASU 2014-09 on the Company's condensed consolidated balance sheet was as follows:

	July 31, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)
Assets
Accounts receivable, net	$207.0	$220.8	$(13.8)
Prepaid expenses and other current assets	256.4	242.6	13.8

There was no significant impact from the adoption of ASU 2014-09 on the Company's condensed consolidated statement of earnings or condensed consolidated statement of cash flows.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption was permitted and the amendments are applied using a retrospective method. Management adopted this ASU on February 1, 2018. The adoption of this ASU did not have any impact on the condensed consolidated statements of cash flows and related disclosures.

In October 2016, the FASB issued ASU 2016-16 – Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This ASU eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Therefore, under the new guidance, an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption was permitted as of the first interim period of 2017. The amendments in this ASU are applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management adopted this ASU on February 1, 2018. The adoption of this ASU did not have any impact on the condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under this ASU, only the service cost component of the net periodic benefit cost is presented in the same income statement line item as other employee compensation costs arising from services rendered during the period, while the non-service cost components of net periodic benefit cost are required to be presented in the income statement separate from Earnings from operations. In addition, only the service cost component is eligible for capitalization in assets. This ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments in this ASU are applied retrospectively for the presentation of the components of net periodic benefit cost other than service cost in the statement of earnings, and prospectively for the capitalization of the service cost component. Management adopted this ASU on February 1, 2018 using the practical expedient permitted by this ASU and reclassified the non-service cost components of the net periodic benefit cost from within

TIFFANY & CO.

Earnings from operations to Other (income) expense, net. This increased Earnings from operations for the three months ended July 31, 2017 by $3.4 million (with $1.4 million reclassified from Cost of sales and $2.0 million reclassified from Selling, general and administrative expenses), but had no impact on Net earnings. This also increased Earnings from operations for the six months ended July 31, 2017 by $7.5 million (with $2.9 million reclassified from Cost of sales and $4.6 million reclassified from Selling, general and administrative expenses), but had no impact on Net earnings. The requirement set forth under this ASU that allows only the service cost component of net periodic benefit cost to be capitalized did not have a significant impact on the Company's results of operations in 2018.

In May 2017, the FASB issued ASU 2017-09 - Compensation-Stock Compensation: Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. This ASU was effective prospectively for annual periods beginning after December 15, 2017 and early adoption was permitted. Management adopted this ASU on February 1, 2018 and will apply the provisions of this ASU to any share-based payment awards modified on or after February 1, 2018.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted time frame (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts must be received by the Company. For all Credit Receivables, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At July 31, 2018 and 2017, the carrying amount of the Credit Receivables (recorded in Accounts receivable, net) was $64.4 million and $63.0 million, respectively, of which 97% was considered current at July 31, 2018 and 96% was considered current at July 31, 2017. The allowance for doubtful accounts for estimated losses associated with the Credit Receivables ($1.1 million at July 31, 2018 and 2017) was determined based on the factors discussed above. Finance charges earned on Credit Receivables were not significant.

At July 31, 2018, accounts receivable allowances totaled $28.8 million compared to $17.2 million at January 31, 2018 and $11.2 million at July 31, 2017, with $13.8 million of the increase at July 31, 2018 due to the adoption of ASU 2014-09, which requires sales returns reserves to be presented on a gross basis on the condensed consolidated balance sheet, with the asset related to merchandise expected to be returned recorded outside of Accounts receivable, net.

TIFFANY & CO.

Revenue Recognition. The following table disaggregates the Company's net sales by major source:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2018	2017	2018	2017
Net sales*:
Jewelry collections	$574.6	$485.5	$1,103.7	$935.3
Engagement jewelry	282.2	260.1	576.9	524.9
Designer jewelry	128.1	121.9	256.4	237.2
All other	91.0	92.2	172.1	161.9
	$1,075.9	$959.7	$2,109.1	$1,859.3
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

In the six months ended July 31, 2018, the Company recognized net sales of approximately $27.0 million related to the Merchandise credits and deferred revenue balance that existed at January 31, 2018.

4.    INVENTORIES

(in millions)	July 31, 2018	January 31, 2018	July 31, 2017
Finished goods	$1,335.8	$1,314.6	$1,281.8
Raw materials	888.6	821.4	840.6
Work-in-process	187.4	117.5	114.5
Inventories, net	$2,411.8	$2,253.5	$2,236.9

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

TIFFANY & CO.

The Company also adopted the provisions of SAB 118 as it relates to the assertion of the indefinite reinvestment of foreign earnings and profits. The impact of the 2017 Tax Act on the Company's assertion to indefinitely reinvest foreign earnings remains incomplete as the Company continues to analyze the relevant provisions of the 2017 Tax Act and related accounting guidance. Therefore, a provisional estimate has not been recorded or disclosed as it relates to the potential tax consequences of an actual repatriation of unremitted foreign earnings. The Company will account for the tax on global intangible low-taxed income ("GILTI") as a period cost and thus has not adjusted any of the deferred tax assets and liabilities of its foreign subsidiaries in connection with the 2017 Tax Act. As the Company refines its provisional estimate calculations, and further analyzes provisions of the 2017 Tax Act and any subsequent guidance related thereto, these provisional estimates could be affected, which could have a material impact on the Company's future financial results. Additionally, further regulatory or GAAP accounting guidance regarding the 2017 Tax Act could also materially affect the Company's future financial results.

The effective income tax rate for the three months ended July 31, 2018 was 20.5% compared to 33.3% in the prior year. The effective income tax rate for the six months ended July 31, 2018 was 23.0% compared to 32.6% in the prior year. The effective income tax rate for the three and six months ended July 31, 2018 was reduced by 440 basis points and 210 basis points, respectively, due to the recognition of an income tax benefit of $8.0 million in the three months ended July 31, 2018 primarily as a result of a decrease in the gross amount of unrecognized tax benefits and accrued interest and penalties related thereto due to a lapse in a statute of limitations. The effective income tax rate for the six months ended July 31, 2018 was reduced by 90 basis points due to the recognition of an income tax benefit of $3.2 million related to a reduction in the estimated obligation for the Transition Tax. The remaining decrease in the effective income tax rate for the three and six months ended July 31, 2018 compared to the prior year is primarily due to the enactment of 2017 Tax Act, including the reduction in the statutory U.S. federal corporate income tax rate and the introduction of the foreign derived intangible income deduction, which are partly offset by the GILTI inclusion.

During the three and six months ended July 31, 2018, the gross amount of unrecognized tax benefits and accrued interest and penalties decreased by $7.7 million and $2.9 million, respectively, primarily due to a lapse in a statute of limitations referenced above.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2013) and New York State (tax years 2012–2014). Tax years from 2010–present are open to examination in the U.S. Federal jurisdiction and 2006–present are open in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of July 31, 2018, unrecognized tax benefits are not expected to change significantly in the next 12 months. Future developments may result in a change in this assessment.

6.    EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

TIFFANY & CO.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2018	2017	2018	2017
Net earnings for basic and diluted EPS	$144.7	$115.0	$287.0	$207.9
Weighted-average shares for basic EPS	123.2	124.5	123.8	124.6
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.8	0.6	0.7	0.6
Weighted-average shares for diluted EPS	124.0	125.1	124.5	125.2

For the three and six months ended July 31, 2018, there were 0.4 million and 0.7 million, respectively, stock options and restricted stock units that were excluded from the computations of earnings per diluted share due to their antidilutive effect. For the three and six months ended July 31, 2017, there were 0.7 million and 0.8 million, respectively, stock options and restricted stock units that were excluded from the computations of earnings per diluted share due to their antidilutive effect.

During the three months ended July 31, 2018, the Company entered into and completed an accelerated share repurchase transaction, pursuant to which the Company repurchased $250.0 million of its Common Stock. See "Note 11. Stockholders' Equity" for additional information.

7.	DEBT

(in millions)	July 31, 2018	January 31, 2018	July 31, 2017
Short-term borrowings:
Credit Facilities	$19.3	$33.5	$128.5
Other credit facilities	71.0	87.1	106.5
	$90.3	$120.6	$235.0

Long-term debt:
Unsecured Senior Notes:
2012 4.40% Series B Senior Notes, due July 2042 [a]	$250.0	$250.0	$250.0
2014 3.80% Senior Notes, due October 2024 [b,c]	250.0	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [b,c]	300.0	300.0	300.0
2016 0.78% Senior Notes, due August 2026 [b,d]	90.1	91.9	90.4
	890.1	891.9	890.4
Less unamortized discounts and debt issuance costs	8.7	9.0	9.3
	$881.4	$882.9	$881.1

[a]	The agreements governing these Senior Notes require repayments of $50.0 million in aggregate every five years beginning in July 2022.

[b]	These agreements require lump sum repayments upon maturity.

[c]	These Senior Notes were issued at a discount, which will be amortized until the debt maturity.

[d]	These Senior Notes were issued at par, ¥10.0 billion.

At July 31, 2018, the Company was in compliance with all debt covenants.

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

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of additional debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in 2012 and recorded an unrealized loss within accumulated other comprehensive loss. As of July 31, 2018, $17.9 million remains recorded as an unrealized loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash

TIFFANY & CO.

flow hedges. The Company settled the interest rate swaps in 2014 and recorded an unrealized loss within accumulated other comprehensive loss. As of July 31, 2018, $3.6 million remains recorded as an unrealized loss in accumulated other comprehensive loss, which is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

Cross-currency Swaps – The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of July 31, 2018, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

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

As of July 31, 2018, the notional amounts of foreign exchange forward contracts were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥16,382.5	$151.7
British pound		£12.7	17.5
Derivatives not designated as hedging instruments:
U.S. dollar		$47.0	$47.0
Euro		€6.4	7.6
Australian dollar	AU$	23.7	17.6
British pound		£3.3	4.4
Czech koruna	CZK	124.6	6.1
Chinese yuan	CNY	39.1	5.8
Hong Kong dollar	HKD	36.7	4.7
Japanese yen		¥1,600.8	14.4
Korean won	₩	20,785.8	19.2
New Zealand dollar	NZ$	11.7	8.6
Singapore dollar	S$	29.9	22.8

The maximum term of the Company's outstanding foreign exchange forward contracts as of July 31, 2018 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious

TIFFANY & CO.

metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of July 31, 2018, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted precious metals transactions is 18 months. As of July 31, 2018, there were precious metal derivative instruments outstanding for approximately 42,200 ounces of platinum, 810,000 ounces of silver and 85,700 ounces of gold.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended July 31,
	2018		2017
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$4.6	$0.7	$(0.6)	$(0.9)
Precious metal collars [a]	—	0.2	—	0.1
Precious metal forward contracts [a]	(6.6)	—	(3.0)	(0.3)
Cross-currency swaps [b]	6.3	4.5	(1.3)	(2.1)
Forward-starting interest rate swaps [c]	—	(0.3)	—	(0.4)
	$4.3	$5.1	$(4.9)	$(3.6)

	Six Months Ended July 31,
	2018		2017
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$6.4	$2.3	$(3.8)	$(3.7)
Precious metal collars [a]	—	0.3	0.1	0.1
Precious metal forward contracts [a]	(12.2)	0.4	(2.7)	(1.2)
Cross-currency swaps [b]	2.9	5.1	(8.8)	(7.0)
Forward-starting interest rate swaps [c]	—	(0.7)	—	(0.7)
	$(2.9)	$7.4	$(15.2)	$(12.5)

aThe gain or loss recognized in earnings is included within Cost of sales.
bThe gain or loss recognized in earnings is included within Other (income) expense, net.
cThe gain or loss recognized in earnings is included within Interest expense and financing costs.

The pre-tax gains (losses) on derivatives not designated as hedging instruments were not significant in the three and six months ended July 31, 2018. The Company had pre-tax losses of $2.9 million and $2.5 million on such instruments in the three and six months ended July 31, 2017, respectively, which were included in Other (income) expense, net. There was no material ineffectiveness related to the Company's

TIFFANY & CO.

hedging instruments for the three and six months ended July 31, 2018 and 2017. The Company expects approximately $3.6 million of net pre-tax derivative losses included in accumulated other comprehensive loss at July 31, 2018 will be reclassified into earnings within the next 12 months. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

TIFFANY & CO.

Financial assets and liabilities carried at fair value at July 31, 2018 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Marketable securities [a]	$37.5	$—	$—	$37.5
Time deposits [b]	61.3	—	—	61.3
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	0.1	—	0.1
Foreign exchange forward contracts [c]	—	3.1	—	3.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	2.1	—	2.1
Total financial assets	$98.8	$5.3	$—	$104.1

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$7.9	$—	$7.9
Foreign exchange forward contracts [d]	—	0.3	—	0.3
Cross-currency swaps [d]	—	17.3	—	17.3
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	0.4	—	0.4
Total financial liabilities	$—	$25.9	$—	$25.9

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the short-term maturities of these assets and liabilities and as such are measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $1.0 billion and $1.1 billion at July 31, 2018 and 2017 and the corresponding fair value was $1.0 billion and $1.1 billion, respectively.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $74.0 million at July 31, 2018) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.8 billion at July 31, 2018) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12,

TIFFANY & CO.

2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $121.0 million at July 31, 2018) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $547.0 million at July 31, 2018) (calculated based on alleged future lost profits of the Tiffany Parties).

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

Management has not established any accrual in the Company's condensed consolidated financial statements for the six months ended July 31, 2018 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees (which will be determined at a later date), and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). Costco has filed an appeal from the judgment, as well as a motion in the Court for a new trial. The appeal has been automatically stayed pending determination of the Court motion. Costco has also filed an appeal bond to secure the amount of the judgment entered by the Court pending appeal, so the Tiffany plaintiffs will be unable to enforce the judgment while the motion for a new trial and the appeal are pending. As such, the Company has not recorded any amount in its condensed consolidated financial statements related to this gain contingency as of July 31, 2018, and expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2019.

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

In the absence of a viable settlement option with the EPA, the Company is unable to determine its participation in the overall RoD Remediation, if any, relative to the other potentially responsible parties, or the allocation of the estimated cost thereof among the potentially responsible parties, until such time as the EPA reaches an agreement with any potentially responsible party or parties to fund the RoD Remediation (or pursues legal or administrative action to require any potentially responsible party or parties to perform, or pay for, the RoD Remediation). With respect to the RI/FS (which is distinct from the RoD Remediation), until a Record of Decision is issued with respect to the RI/FS, neither the ultimate remedial approach for the remaining upper nine miles of the relevant 17-mile stretch of the River and its cost, nor the Company's

TIFFANY & CO.

participation, if any, relative to the other potentially responsible parties in this approach and cost, can be determined.

In October 2016, the EPA announced that it entered into a legal agreement with Occidental Chemical Corporation ("OCC"), pursuant to which OCC agreed to spend $165.0 million to perform the engineering and design work required in advance of the clean-up contemplated by the RoD Remediation (the "RoD Design Phase"). OCC has waived any rights to collect contribution from the Company (the "Waiver") for certain costs, including those associated with such engineering and design work, incurred by OCC through July 14, 2016. However, on June 29, 2018, OCC filed a lawsuit in the United States District Court for the District of New Jersey against Tiffany and Company and 119 other companies (the "defendant companies") seeking to have the defendant companies reimburse OCC for certain response costs incurred by OCC in connection with its and its predecessors' remediation work relating to the River, other than those costs subject to the Waiver. OCC is also seeking a declaratory judgment to hold the defendant companies liable for their alleged shares of future response costs, including costs related to the RoD Remediation. The suit does not quantify damages sought, and the Company is unable to determine at this time whether, or to what extent, the OCC lawsuit will impact the cost allocation described in the immediately preceding paragraph or will otherwise result in any liabilities for the Company.

Given the uncertainties described above, the Company's liability, if any, beyond that already recorded for (1) its obligations under the 2007 AOC and the Mile 10.9 AOC, and (2) its estimate related to a de-minimis cash-out settlement for the RoD Remediation, cannot be determined at this time. However, the Company does not expect that its ultimate liability related to the relevant 17-mile stretch of the River will be material to its financial position, in light of the number of companies that have previously been identified as Potentially Responsible Parties (i.e., the more than 300 parties that were initially designated in litigation as potentially responsible parties), which includes, but goes well beyond those approximately 70 CPG member companies that participated in the 2007 AOC and the Mile 10.9 AOC, and the Company's relative participation in the costs related to the 2007 AOC and Mile 10.9 AOC. It is nonetheless possible that any resulting liability when the uncertainties discussed above are resolved could be material to the Company's results of operations or cash flows in the period in which such uncertainties are resolved.

11.    STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

(in millions)	July 31, 2018	January 31, 2018	July 31, 2017
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(106.3)	$(48.0)	$(92.4)
Unrealized (loss) gain on marketable securities [a]	—	(1.8)	0.5
Deferred hedging loss	(30.6)	(22.9)	(18.1)
Net unrealized loss on benefit plans	(59.8)	(65.3)	(93.2)
	$(196.7)	$(138.0)	$(203.2)

[a]
The Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on February 1, 2018 using the modified retrospective method. Under ASU 2016-01, the Company recognizes both realized and unrealized gains and losses on marketable securities in Other (income) expense, net. Previously, unrealized gains and losses were recorded as a separate component of stockholders' equity.

TIFFANY & CO.

Additions to and reclassifications out of accumulated other comprehensive (loss) earnings were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2018	2017	2018	2017
Foreign currency translation adjustments	$(33.3)	$38.5	$(58.7)	$50.9
Income tax benefit	—	0.7	0.4	0.4
Foreign currency translation adjustments, net of tax	(33.3)	39.2	(58.3)	51.3
Unrealized gain on marketable securities	—	0.3	—	0.7
Reclassification for gain included in net earnings [a]	—	(0.8)	—	(0.8)
Income tax benefit (expense)	—	0.1	—	(0.2)
Unrealized loss on marketable securities, net of tax	—	(0.4)	—	(0.3)
Unrealized gain (loss) on hedging instruments	4.3	(4.9)	(2.9)	(15.2)
Reclassification adjustment for (gain) loss included in net earnings [b]	(5.1)	3.6	(7.4)	12.5
Income tax benefit	0.4	0.3	2.6	0.7
Unrealized loss on hedging instruments, net of tax	(0.4)	(1.0)	(7.7)	(2.0)
Amortization of net loss included in net earnings [c]	4.2	3.0	7.5	6.6
Amortization of prior service credit included in net earnings [c]	(0.2)	(0.1)	(0.4)	(0.1)
Income tax expense	(0.9)	(1.1)	(1.6)	(2.5)
Net unrealized gain on benefit plans, net of tax	3.1	1.8	5.5	4.0
Total other comprehensive (loss) earnings, net of tax	$(30.6)	$39.6	$(60.5)	$53.0

[a]	These gains were reclassified into Other (income) expense, net.

[b]	These (gains) losses are reclassified into Cost of Sales, Interest expense and financing costs and Other (income) expense, net (see "Note 8. Hedging Instruments" for additional details).

[c]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note 12. Employee Benefit Plans" for additional details).

Share Repurchase Program. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase ("ASR") or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under this program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund repurchases under the 2018 Program from existing cash at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for repurchase under the 2016 Program. As of July 31, 2018, $750.0 million remained available under the 2018 Program.

TIFFANY & CO.

During the three months ended July 31, 2018, the Company entered into ASR agreements with two third-party financial institutions to repurchase an aggregate of $250.0 million of its Common Stock. The ASR agreements were entered into under the 2018 Program. Pursuant to the ASR agreements, the Company made an aggregate payment of $250.0 million from available cash on hand in exchange for an initial delivery of 1,529,286 shares of its Common Stock. Final settlement of the ASR agreements was completed in July 2018, pursuant to which the Company received an additional 353,112 shares of its Common Stock.  In total, 1,882,398 shares of the Company's Common Stock were repurchased under these ASR agreements at an average cost per share of $132.81 over the term of the agreements. The Company also spent $15.9 million to repurchase shares under the 2016 Program during the three months ended July 31, 2018, prior to the replacement of that program with the 2018 Program.

The Company's share repurchase activity was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions, except per share amounts)	2018	2017	2018	2017
Cost of repurchases	$265.9	$21.0	$306.3	$32.5
Shares repurchased and retired	2.0	0.2	2.4	0.4
Average cost per share	$130.54	$91.27	$125.37	$92.04

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.55 and $0.50 per share of Common Stock in the three months ended July 31, 2018 and 2017, respectively, and $1.05 and $0.95 per share of Common Stock in the six months ended July 31, 2018 and 2017, respectively.

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

12.    EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans and provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2018	2017	2018	2017
Net Periodic Benefit Cost:
Service cost	$4.4	$3.9	$0.7	$0.7
Interest cost	7.8	8.0	0.8	0.7
Expected return on plan assets	(8.4)	(8.2)	—	—
Amortization of prior service cost (credit)	—	0.1	(0.2)	(0.2)
Amortization of net loss	4.2	3.0	—	—
Net expense	$8.0	$6.8	$1.3	$1.2

TIFFANY & CO.

	Six Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2018	2017	2018	2017
Net Periodic Benefit Cost:
Service cost	$8.9	$8.6	$1.5	$1.4
Interest cost	15.4	16.0	1.6	1.5
Expected return on plan assets	(16.7)	(16.5)	—	—
Amortization of prior service cost (credit)	—	0.2	(0.4)	(0.3)
Amortization of net loss	7.5	6.6	—	—
Net expense	$15.1	$14.9	$2.7	$2.6

The components of net periodic benefit cost other than the service cost component are included in Other (income) expense, net on the condensed consolidated statements of earnings.

The Company maintains a noncontributory defined benefit pension qualified in accordance with the Internal Revenue Service Code ("Qualified Plan") covering substantially all U.S. employees hired before January 1, 2006. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash contribution was required in the fiscal year ending January 31, 2018 and none is required in the fiscal year ending January 31, 2019 ("fiscal 2018") to meet the minimum funding requirements of the Employee Retirement Income Security Act. However, the Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan and currently expects to make such a contribution of approximately $12.0 million for fiscal 2018. This expectation is subject to change based on management's assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions.

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

TIFFANY & CO.

Certain information relating to the Company's segments is set forth below:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2018	2017	2018	2017
Net sales:
Americas	$474.9	$438.6	$900.1	$830.2
Asia-Pacific	300.5	234.7	629.1	492.0
Japan	154.6	139.8	305.2	268.1
Europe	121.4	115.8	228.4	210.4
Total reportable segments	1,051.4	928.9	2,062.8	1,800.7
Other	24.5	30.8	46.3	58.6
	$1,075.9	$959.7	$2,109.1	$1,859.3
Earnings from operations*:
Americas	$95.8	$98.0	$170.4	$160.2
Asia-Pacific	79.6	57.5	179.6	130.6
Japan	57.6	46.6	115.9	89.5
Europe	17.6	22.2	31.9	35.8
Total reportable segments	250.6	224.3	497.8	416.1
Other	(0.8)	0.8	1.5	3.9
	$249.8	$225.1	$499.3	$420.0
* Represents earnings from operations before (i) unallocated corporate expenses, (ii) Interest expense and financing costs and (iii) Other (income) expense, net.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2018	2017	2018	2017
Earnings from operations for segments	$249.8	$225.1	$499.3	$420.0
Unallocated corporate expenses	(58.6)	(40.4)	(103.8)	(85.6)
Interest expense and financing costs	(9.7)	(10.4)	(19.6)	(21.1)
Other (income) expense, net	0.5	(1.8)	(3.4)	(4.6)
Earnings from operations before income taxes	$182.0	$172.5	$372.5	$308.7

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

14.	Subsequent Event

On August 16, 2018, the Company's Board of Directors approved a quarterly dividend of $0.55 per share of Common Stock. This dividend will be paid on October 10, 2018 to shareholders of record on September 20, 2018.

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

•	Asia-Pacific includes sales in 90 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 54 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•	Europe includes sales in 48 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in five Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds, as well as earnings received from third-party licensing agreements.

SUMMARY OF SECOND QUARTER AND FIRST HALF RESULTS

•
Worldwide net sales increased 12% to $1.1 billion in the three months ("second quarter") and 13% to $2.1 billion in the six months ("first half") ended July 31, 2018, reflecting geographically broad-based sales growth; comparable sales increased 8% in the second quarter and 9% in the first half. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 11% in both the second quarter and first half and comparable sales increased 7% in both the second quarter and first half.

•
Earnings from operations increased $6.5 million, or 3%, in the second quarter and $61.1 million, or 18%, in the first half, with earnings from operations as a percentage of net sales ("operating margin") decreasing 150 basis points and increasing 80 basis points in the second quarter and first half, respectively.

•	The effective income tax rate declined in both the second quarter and first half.

•
Net earnings increased 26% to $144.7 million, or $1.17 per diluted share, in the second quarter from $115.0 million, or $0.92 per diluted share, in the prior year. Net earnings increased 38% to $287.0 million, or $2.31, per diluted share in the first half from $207.9 million, or $1.66 per diluted share, in the prior year.

•	Inventories, net increased 8% to $2.4 billion from July 31, 2017.

•	The Company repurchased $265.9 million of the Company's Common Stock in the second quarter and $306.3 million of the Company's Common Stock in the first half.

•	In May 2018, the Board of Directors approved a 10% increase in the quarterly dividend rate to $0.55 per share of the Company's Common Stock, or an annual dividend rate of $2.20 per share.

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

	Second Quarter 2018 vs. 2017			First Half 2018 vs. 2017
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	12%	1%	11%	13%	2%	11%
Americas	8	—	8	8	—	8
Asia-Pacific	28	2	26	28	4	24
Japan	11	2	9	14	3	11
Europe	5	3	2	9	7	2
Other	(21)	—	(21)	(21)	—	(21)

Comparable Sales:
Worldwide	8%	1%	7%	9%	2%	7%
Americas	8	—	8	9	—	9
Asia-Pacific	12	2	10	13	4	9
Japan	9	1	8	12	3	9
Europe	(1)	3	(4)	1	7	(6)
Other	5	—	5	(2)	—	(2)

TIFFANY & CO.

Beginning in the first quarter of 2018, the Company revised its definition of comparable sales (see "Comparable Sales" below) to include e-commerce and catalog sales, in addition to sales transacted in Company-operated stores open for more than 12 months. For reference purposes, the following tables reconcile the comparable sales percentage increases (decreases) from the GAAP to the non-GAAP basis versus the previous year for the second quarter and first half of 2017:

	Second Quarter 2017 vs. 2016 As Revised			Second Quarter 2017 vs. 2016 As Previously Reported
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Comparable Sales:
Worldwide	(1)%	(1)%	—%	(2)%	(1)%	(1)%
Americas	—	—	—	(1)	—	(1)
Asia-Pacific	(7)	—	(7)	(7)	—	(7)
Japan	3	(6)	9	3	(6)	9
Europe	(1)	(2)	1	(2)	(2)	—
Other	(8)	—	(8)	(8)	—	(8)

	First Half 2017 vs. 2016 As Revised			First Half 2017 vs. 2016 As Previously Reported
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Comparable Sales:
Worldwide	(2)%	(1)%	(1)%	(2)%	(1)%	(1)%
Americas	(2)	—	(2)	(2)	—	(2)
Asia-Pacific	(5)	(1)	(4)	(5)	(1)	(4)
Japan	1	(3)	4	1	(3)	4
Europe	(2)	(4)	2	(2)	(3)	1
Other	(3)	—	(3)	(3)	—	(3)

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

TIFFANY & CO.

Net Sales

Net sales by segment were as follows:

	Second Quarter			First Half
(in millions)	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Americas	$474.9	$438.6	8%	$900.1	$830.2	8%
Asia-Pacific	300.5	234.7	28	629.1	492.0	28
Japan	154.6	139.8	11	305.2	268.1	14
Europe	121.4	115.8	5	228.4	210.4	9
Other	24.5	30.8	(21)	46.3	58.6	(21)
	$1,075.9	$959.7	12	$2,109.1	$1,859.3	13

Worldwide net sales increased $116.2 million, or 12%, in the second quarter of 2018 and increased $249.8 million, or 13%, in the first half of 2018, reflecting geographically broad-based sales growth in both periods. On a constant-exchange-rate basis, worldwide net sales increased 11% in both the second quarter and first half of 2018.

Jewelry sales by product category relative to the prior year were as follows;

	Second Quarter
(in millions)	2018	2017	$ Change	% Change
Jewelry collections	$574.6	$485.5	$89.1	18%
Engagement jewelry	282.2	260.1	22.1	8
Designer jewelry	128.1	121.9	6.2	5

	First Half
	2018	2017	$ Change	% Change
Jewelry collections	$1,103.7	$935.3	$168.4	18%
Engagement jewelry	576.9	524.9	$52.0	10
Designer jewelry	256.4	237.2	$19.2	8

In both the second quarter and first half of 2018, the increase in net sales in the Jewelry collections category was due to growth primarily in the Tiffany T collection, and to a lesser extent other collections, while the Engagement jewelry and Designer jewelry categories reflected increases across the categories.

Certain reclassifications within the jewelry categories have been made to the prior year amounts to conform to the current year category presentation.

TIFFANY & CO.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Sales	Non-comparable Sales	Wholesale/Other	Total
Second Quarter 2018:
Americas	$34.3	$3.0	$(1.0)	$36.3
Asia-Pacific	23.5	18.2	24.1	65.8
Japan	12.5	0.2	2.1	14.8
Europe	(0.9)	8.8	(2.3)	5.6
First Half 2018:
Americas	$69.2	$3.8	$(3.1)	$69.9
Asia-Pacific	54.1	37.3	45.7	137.1
Japan	30.0	(0.1)	7.2	37.1
Europe	1.3	17.4	(0.7)	18.0

Changes in jewelry sales relative to the prior year by reportable segment were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Second Quarter 2018:
Americas	(2)%	—%	10%
Asia-Pacific	15	2	13
Japan	(7)	2	20
Europe	2	2	2
First Half 2018:
Americas	(3)%	—%	10%
Asia-Pacific	15	3	12
Japan	(1)	3	15
Europe	3	7	4

Americas. In the second quarter, total net sales increased $36.3 million, or 8%, which included comparable sales increasing $34.3 million, or 8%. In the first half, total net sales increased $69.9 million, or 8%, which included comparable sales increasing $69.2 million, or 9%. Sales increased across most of the region, and management attributed the growth in both periods to higher spending by local customers. On a constant-exchange-rate basis, total net sales increased 8% in both the second quarter and first half, while comparable sales increased 8% and 9%, respectively, in those periods.

The increase in the number of jewelry units sold in both the second quarter and first half reflected increases in the Jewelry collections and Engagement jewelry categories. Management attributed the decrease in the average price per jewelry unit sold in both periods to a shift in sales mix.

Asia-Pacific. In the second quarter, total net sales increased $65.8 million, or 28%, which included comparable sales increasing $23.5 million, or 12%. In the first half, total net sales increased $137.1 million, or 28%, which included comparable sales increasing $54.1 million, or 13%. Total net sales growth also reflected increased wholesale sales and the effect of new stores in both periods. Management attributed the growth in both periods to increased retail sales in Greater China and in most other markets across the region, as well as to higher spending by local customers and, to a lesser extent, foreign tourists. On a constant-exchange-rate basis, total net sales increased

TIFFANY & CO.

26% and 24% in the second quarter and first half, respectively, while comparable sales increased 10% and 9%, respectively, in those periods.

The increase in the number of jewelry units sold in both the second quarter and first half reflected increases across the Jewelry collections and Engagement jewelry categories. Management attributed the increase in the average price per jewelry unit sold in both periods to a shift in sales mix.

Japan. In the second quarter, total net sales increased $14.8 million, or 11%, which included comparable sales increasing $12.5 million, or 9%. In the first half, total net sales increased $37.1 million, or 14%, which included comparable sales increasing $30.0 million, or 12%. Management attributed the sales increases in both periods to higher spending by local customers. On a constant-exchange-rate basis, total net sales increased 9% and 11% in the second quarter and first half, respectively, while comparable sales increased 8% and 9%, respectively, in those periods.

The increase in the number of jewelry units sold in both the second quarter and first half reflected increases in the Jewelry collections and Engagement jewelry categories. Management attributed the decrease in the average price per jewelry unit sold in the second quarter to a shift in sales mix.

Europe. In the second quarter, total net sales increased $5.6 million, or 5%, which included comparable sales decreasing $0.9 million, or 1%. In the first half, total net sales increased $18.0 million, or 9%, which included comparable sales increasing $1.3 million, or 1%. Total net sales growth also reflected the effect of new stores. On a constant-exchange-rate basis, total net sales increased 2% in both the second quarter and first half, while comparable sales decreased 4% and 6%, respectively. Sales results were negatively impacted in those periods by softness across much of the region, which management attributed to lower spending by foreign tourists. Comparable sales also reflected the negative effects from new stores on existing store sales.

The increase in the number of jewelry units sold in both the second quarter and first half reflected increases across the Jewelry collections category. Management attributed the increase in the average price per jewelry unit sold in both periods to the positive effect of currency translation.

Other. Other net sales decreased by $6.3 million, or 21%, in the second quarter and $12.3 million, or 21%, in the first half primarily due to a decrease in wholesale sales of diamonds.

Store Data. In the first half of 2018, the Company opened seven Company-operated stores (four in Asia-Pacific, two in Europe and one in the Emerging Markets) and closed one Company-operated store each in the Americas and Asia-Pacific.

Gross Margin

	Second Quarter		First Half
(dollars in millions)	2018	2017	2018	2017
Gross profit	$688.8	$599.6	$1,339.7	$1,158.7
Gross profit as a percentage of net sales	64.0%	62.5%	63.5%	62.3%

Gross margin (gross profit as a percentage of net sales) increased 150 basis points in the second quarter and 120 basis points in the first half largely reflecting the favorable effect from a decrease in wholesale sales of diamonds, favorable product input costs and sales leverage on fixed costs, partly offset by increased investment spending.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 8. Hedging Instruments"). Management

TIFFANY & CO.

adjusted retail prices in the first half of 2018 and 2017 across most geographic regions and product categories, some of which were intended to mitigate foreign currency fluctuations.

Selling, General and Administrative ("SG&A") Expenses

	Second Quarter		First Half
(dollars in millions)	2018	2017	2018	2017
SG&A expenses	$497.6	$414.9	$944.2	$824.3
SG&A expenses as a percentage of net sales	46.3%	43.2%	44.8%	44.3%
SG&A expenses increased $82.7 million, or 20%, in the second quarter and increased $119.9 million, or 15%, in the first half of 2018, largely reflecting increased labor and incentive compensation costs and store occupancy and depreciation expenses in both periods, as well as higher marketing spending that began in the second quarter. SG&A expenses as a percentage of net sales increased 310 basis points in the second quarter and increased 50 basis points in the first half due to sales deleverage on operating expenses resulting from the aforementioned increased investment spending that began in the second quarter. Changes in foreign currency exchange rates had the effect of increasing SG&A expenses by 2% in the first half but did not have a significant impact in the second quarter as compared with the applicable prior year periods.

Earnings from Operations

	Second Quarter		First Half
(in millions)	2018	2017	2018	2017
Earnings from operations	$191.2	$184.7	$395.5	$334.4
Operating margin	17.8%	19.3%	18.8%	18.0%

Earnings from operations increased $6.5 million, or 3%, in the second quarter of 2018 and $61.1 million, or 18%, in the first half of 2018 and operating margin decreased 150 basis points and increased 80 basis points in the second quarter and first half, respectively, reflecting sales deleverage on SG&A expenses due to the increased investment spending that began in the second quarter of 2018 and an increase in gross margin in both periods.

Results by segment are as follows:

(in millions)	Second Quarter 2018	% of Net Sales	Second Quarter 2017	% of Net Sales
Earnings from operations*:
Americas	$95.8	20.2%	$98.0	22.4%
Asia-Pacific	79.6	26.5	57.5	24.5
Japan	57.6	37.3	46.6	33.4
Europe	17.6	14.5	22.2	19.2
Other	(0.8)	(3.3)	0.8	2.5
	249.8		225.1
Unallocated corporate expenses	(58.6)	(5.4)	(40.4)	(4.2)
Earnings from operations	$191.2	17.8%	$184.7	19.3%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the second quarter of 2018 compared with 2017 was as follows:

•	Americas – the ratio decreased 220 basis points due to sales deleverage on operating expenses;

TIFFANY & CO.

•	Asia-Pacific – the ratio increased 200 basis points due to sales leverage on operating expenses, partly attributable to increased wholesale sales in the region, and an increase in gross margin;

•	Japan – the ratio increased 390 basis points primarily due to an increase in gross margin (which includes the effect of changes in foreign currency exchange rates on inventory purchases); and

•	Europe – the ratio decreased 470 basis points due to sales deleverage on operating expenses, partly offset by an increase in gross margin.

(in millions)	First Half 2018	% of Net Sales	First Half 2017	% of Net Sales
Earnings from operations*:
Americas	$170.4	18.9%	$160.2	19.3%
Asia-Pacific	179.6	28.6	130.6	26.5
Japan	115.9	38.0	89.5	33.4
Europe	31.9	13.9	35.8	17.0
Other	1.5	3.3	3.9	6.6
	499.3		420.0
Unallocated corporate expenses	(103.8)	(4.9)	(85.6)	(4.6)
Earnings from operations	$395.5	18.8%	$334.4	18.0%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the first half of 2018 compared with 2017 was as follows:

•	Americas – the ratio decreased 40 basis points due to sales deleverage on operating expenses;

•	Asia-Pacific – the ratio increased 210 basis points primarily due to sales leverage on operating expenses, partly attributable to increased wholesale sales in the region;

•
Japan – the ratio increased 460 basis points due to an increase in gross margin (which includes the effect of changes in foreign currency exchange rates on inventory purchases) and sales leverage on operating expenses; and

•	Europe – the ratio decreased 310 basis points due to sales deleverage on operating expenses, partly offset by an increase in gross margin.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased $18.2 million in both the second quarter and first half of 2018 from the prior year due to (i) expense incurred in the second quarter of 2018 associated with the subleasing of certain office space for which only a portion of the Company's future rent obligations will be recovered, (ii) increased costs associated with upgrades to the Company's information technology systems, and (iii) increased incentive compensation expense.

Interest Expense and Financing Costs

Changes in Interest expense and financing costs were not significant in both the second quarter and first half of 2018.

Other (Income) Expense, net

Changes in Other (income) expense, net were not significant in both the second quarter and first half of 2018.

TIFFANY & CO.

Provision for Income Taxes

The effective income tax rate for the second quarter of 2018 was 20.5% compared to 33.3% in the prior year. The effective income tax rate for the first half of 2018 was 23.0% versus 32.6% in the prior year. The effective income tax rate for the second quarter and first half of 2018 was reduced by 440 basis points and 210 basis points, respectively, or $0.06 per diluted share in each period, due to the recognition of an income tax benefit of $8.0 million in the second quarter of 2018 primarily as a result of a decrease in the gross amount of unrecognized tax benefits and accrued interest and penalties related thereto due to a lapse in a statute of limitations. Additionally, the effective income tax rate was reduced by 90 basis points, or $0.03 per diluted share, in the first half of 2018 due to the recognition of an income tax benefit of $3.2 million related to a reduction in the estimated obligation for the Transition Tax (see "Item 1. Notes to Condensed Consolidated Financial Statements - Note 5. Income Taxes" for additional information). The remaining decrease in the effective income tax rate for the second quarter and first half of 2018 compared to the prior year is primarily due to the enactment of 2017 Tax Act, including the reduction in the statutory U.S. federal corporate income tax rate and the introduction of the foreign derived intangible income deduction, which are partly offset by the GILTI inclusion.

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

At July 31, 2018, the Company's cash and cash equivalents totaled $752.8 million, of which approximately one-third was held in locations outside the U.S. where, prior to the enactment of the 2017 Tax Act, the Company had asserted to indefinitely reinvest any undistributed earnings to support its continued expansion and investments in such foreign locations. As a result of the 2017 Tax Act, the Company is currently evaluating such assertion. This evaluation is incomplete and will be completed during the measurement period allowed for under SAB 118. If the Company's assertion to indefinitely reinvest earnings is maintained, such cash balances would not be available to fund U.S. cash requirements unless the Company were to decide to repatriate such funds and incur applicable tax charges. The applicable tax charges may include withholding taxes and tax on foreign currency gains and losses. The Company believes it has sufficient sources of cash in the U.S. to fund its U.S. operations without the need to repatriate any of those funds held outside the U.S. See "Item 1. Notes to Condensed Consolidated Financial Statements - Note 5. Income Taxes" for additional information. In addition, the Company had Short-term investments of $61.3 million at July 31, 2018.

The following table summarizes cash flows from operating, investing and financing activities:

	First Half
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities	$91.1	$286.9
Investing activities	140.0	(245.1)
Financing activities	(449.1)	(149.7)
Effect of exchange rates on cash and cash equivalents	0.1	0.7
Net decrease in cash and cash equivalents	$(217.9)	$(107.2)

TIFFANY & CO.

Operating Activities

The Company had net cash inflows from operating activities of $91.1 million in the first half of 2018 compared with $286.9 million in the first half of 2017. The variance was primarily due to increased inventory purchases and the timing of income tax payments, partly offset by growth in net earnings.

Working Capital. Working capital (current assets less current liabilities) was $3.1 billion at July 31, 2018, compared with $3.3 billion at January 31, 2018 and $3.1 billion at July 31, 2017.

Accounts receivable, net at July 31, 2018 were 11% lower than at January 31, 2018 and 7% lower than at July 31, 2017. The decrease in Accounts receivable, net at July 31, 2018 reflected the adoption of ASU 2014-09, which requires sales returns reserves to be presented on a gross basis on the condensed consolidated balance sheet, with the asset related to merchandise expected to be returned recorded outside of Accounts receivable, net. See "Item 1. Notes to Condensed Consolidated Financial Statements - Note 2. New Accounting Standards" for additional information. Currency translation had the effect of decreasing Accounts receivable, net by 2% compared to January 31, 2018, but did not have a significant effect on the change in Accounts receivable, net from July 31, 2017.

Inventories, net at July 31, 2018 were 7% higher than at January 31, 2018 and 8% higher than at July 31, 2017, which reflected increases in raw material, work-in-process and finished goods inventories compared to the aforementioned dates. Currency translation had the effect of decreasing inventories, net by 2% compared to January 31, 2018, but did not have a significant effect on the change from July 31, 2017.

Accounts payable and accrued liabilities at July 31, 2018 were 2% lower than at January 31, 2018 and 42% higher than at July 31, 2017. The increase compared to July 31, 2017 reflected more effective management of payables, as well as the timing of payments.

Investing Activities

The Company had net cash inflows from investing activities of $140.0 million in the first half of 2018 compared with net cash outflows of $245.1 million in the first half of 2017. The increase was driven by net activity related to sales and purchases of marketable securities and short-term investments.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net proceeds from the sales of marketable securities and short-term investments of $241.7 million during the first half of 2018 compared with net purchases of marketable securities and short-term investments of $160.6 million during the first half of 2017.

Capital Expenditures. Capital expenditures are typically related to the opening, renovation and/or relocation of stores, as well as distribution and manufacturing facilities and ongoing investments in information technology. Capital expenditures represented 6% of worldwide net sales in fiscal 2017, 2016 and 2015. The Company currently anticipates capital expenditures to be 7 - 9% of worldwide net sales during the fiscal years 2019 through 2021, which includes the expected expenditures for the renovation of its New York City flagship store. Additionally, the renovation of the New York City flagship store is expected to lower diluted earnings per share by approximately $0.10 - $0.15 in fiscal years 2019 through 2021 due to accelerated depreciation charges related to the existing store, preliminary development costs and the incremental costs associated with renting and fitting out the adjacent space that will be utilized to minimize disruptions during the renovation period.

Financing Activities

The Company had net cash outflows from financing activities of $449.1 million in the first half of 2018 compared with $149.7 million in the first half of 2017. Year-over-year changes in cash flows from financing activities were largely driven by increased share repurchases.

TIFFANY & CO.

Recent Borrowings. The Company had net repayments of borrowings as follows:

	First Half
(in millions)	2018	2017
Short-term borrowings:
(Repayments of) proceeds from credit facility borrowings, net	$(12.6)	$29.2
Proceeds from other credit facility borrowings	7.7	25.7
Repayments of other credit facility borrowings	(18.4)	(57.3)
Net repayments of total borrowings	$(23.3)	$(2.4)

Under all of the Company's credit facilities, at July 31, 2018, there were $90.3 million of borrowings outstanding, $6.5 million of letters of credit issued but not outstanding and $934.3 million available for borrowing. At July 31, 2017, there were $235.0 million of borrowings outstanding, $5.7 million of letters of credit issued but not outstanding and $793.8 million available for borrowing. The weighted-average interest rate for the amount outstanding at July 31, 2018 was 4.7% compared with 3.3% at July 31, 2017.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders' equity was 32% at July 31, 2018, 31% at January 31, 2018 and 35% at July 31, 2017.

At July 31, 2018, the Company was in compliance with all debt covenants.

Share Repurchase Program. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase ("ASR") or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under this program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund repurchases under the 2018 Program from existing cash at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for share repurchase under the 2016 Program. As of July 31, 2018, $750.0 million remained available under the 2018 Program, prior to the replacement of that program with the 2018 Program.

During the second quarter of 2018, the Company entered into ASR agreements with two third-party financial institutions to repurchase an aggregate of $250.0 million of its Common Stock. The ASR agreements were entered into under the 2018 Program. Pursuant to the ASR agreements, the Company made an aggregate payment of $250.0 million from available cash on hand in exchange for an initial delivery of 1,529,286 shares of its Common Stock. Final settlement of the ASR agreements was completed in July 2018, pursuant to which the Company received an additional 353,112 shares of its Common Stock.  In total, 1,882,398 shares of the Company's Common Stock were repurchased under these ASR agreements at an average cost per share of $132.81 over the term of the agreements. The Company also spent $15.9 million to repurchase shares under the 2016 Program during the second quarter of 2018.

The Company's share repurchase activity was as follows:

	Second Quarter		First Half
(in millions, except per share amounts)	2018	2017	2018	2017
Cost of repurchases	$265.9	$21.0	$306.3	$32.5
Shares repurchased and retired	2.0	0.2	2.4	0.4
Average cost per share	$130.54	$91.27	$125.37	$92.04

TIFFANY & CO.

Contractual Obligations

The Company’s contractual cash obligations and commercial commitments at July 31, 2018 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2018.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

2018 Outlook

Management's guidance for fiscal 2018 includes: (i) worldwide net sales increasing by a high-single-digit percentage over the prior year both as reported and on a constant-exchange-rate basis; (ii) net earnings increasing to a range of $4.65 - $4.80 per diluted share (from a previous range of $4.50 - $4.70 per diluted share); and (iii) net earnings and earnings per share ("EPS") in the third quarter expected to be below the prior year. These expectations are approximations and are based on the Company's plans and assumptions for the full year, including: (i) mid-to-high-single-digit comparable sales growth, with varying degrees of growth in all regions; (ii) worldwide gross retail square footage increasing 2%, net through eight store openings, two closings and at least 15 relocations; (iii) operating margin below the prior year as a result of significant SG&A expense growth (affected by anticipated higher investment spending in technology, marketing communications, visual merchandising, digital and store presentations, as well as expenses related to the renovation of the Company's New York City flagship store) at a higher rate than sales growth for the remainder of the year, partly offset by a higher gross margin; (iv) interest and other expenses, net in line with the prior year; (v) an effective income tax rate in the mid 20's; (vi) net earnings and EPS over the balance of the year affected by the amount and timing of the anticipated higher investment spending; (vii) the U.S. dollar in the second half of the year stronger on a year-over-year basis; and (viii) EPS benefitting from share repurchases, which are expected to total approximately $400 million for the full year.

Management also expects: (i) net cash provided by operating activities of approximately $600 million and (ii) free cash flow (see "Non-GAAP Measures") of at least $300 million. These expectations are approximations and are based on the Company’s plans and assumptions for the full year, including: (i) net inventories increasing at or below the rate of sales growth, (ii) capital expenditures of $280 million and (iii) net earnings in line with management's expectations, as described above.

Forward-Looking Statements

The historical trends and results reported in this quarterly report on Form 10-Q should not be considered an indication of future performance. Further, statements contained in this quarterly report on Form 10-Q that are not statements of historical fact, including those that refer to plans, assumptions and expectations for future periods, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, the statements under "2018 Outlook" as well as statements that can be identified by the use of words such as 'expects,' 'projects,' 'anticipates,' 'assumes,' 'forecasts,' 'plans,' 'believes,' 'intends,' 'estimates,' 'pursues,' 'scheduled,' 'continues,' 'outlook,' 'may,' 'will,' 'can,' 'should' and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's plans, assumptions, expectations, beliefs and objectives with respect to store openings and closings; store productivity; the renovation of the Company's New York City flagship store, including the timing and cost thereof, and the temporary expansion of its retail operations to 6 East 57th Street; product introductions; sales; sales growth; sales trends; store traffic; the Company's strategy and initiatives and the pace of execution thereon; the amount and timing of investment spending; the Company's objectives to compete in the global luxury market and to improve financial performance; retail prices; gross margin; operating margin; expenses; interest expense and financing costs; effective income tax rate; the nature, amount or scope of charges resulting from recent revisions to the U.S. tax code; net earnings and net earnings per share; share count; inventories; capital expenditures; cash flow; liquidity; currency translation; macroeconomic and geopolitical conditions; growth opportunities; litigation outcomes and recovery related thereto; contributions to Company pension plans; and certain ongoing or planned real estate, product, marketing, retail, customer experience, manufacturing,

TIFFANY & CO.

supply chain, information systems development, upgrades and replacement, and other operational initiatives and strategic priorities.

These forward-looking statements are based upon the current views and plans of management, speak only as of the date on which they are made and are subject to a number of risks and uncertainties, many of which are outside of our control. Actual results could therefore differ materially from the planned, assumed or expected results expressed in, or implied by, these forward-looking statements. While we cannot predict all of the factors that could form the basis of such differences, key factors include, but are not limited to: global macroeconomic and geopolitical developments; changes in interest and foreign currency rates; changes in taxation policies and regulations (including changes effected by the recent revisions to the U.S. tax code) or changes in the guidance related to, or interpretation of, such policies and regulations; shifting tourism trends; regional instability; violence (including terrorist activities); political activities or events (including the potential for rapid and unexpected changes in government, economic and political policies, the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade, including as a result of changes in diplomatic and trade relations or agreements with other countries); weather conditions that may affect local and tourist consumer spending; changes in consumer confidence, preferences and shopping patterns, as well as our ability to accurately predict and timely respond to such changes; shifts in the Company's product and geographic sales mix; variations in the cost and availability of diamonds, gemstones and precious metals; adverse publicity regarding the Company and its products, the Company's third-party vendors or the diamond or jewelry industry more generally; any non-compliance by third-party vendors and suppliers with the Company's sourcing and quality standards, codes of conduct, or contractual requirements as well as applicable laws and regulations; changes in our competitive landscape; disruptions impacting the Company's business and operations; failure to successfully implement or make changes to the Company's information systems; gains or losses in the trading value of the Company's stock, which may impact the amount of stock repurchased through open market transactions, including through Rule 10b5-1 plans and accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions; the Company's receipt of any required approvals to the aforementioned renovation of its New York City flagship store and expansion of its retail operations to 6 East 57th Street, as well as the timing of such approvals; changes in the cost and timing estimates associated with the aforementioned renovation and expansion; delays caused by third parties involved in the aforementioned renovation and expansion; any casualty, damage or destruction to the Company's flagship store or 6 East 57th Street; and the Company's ability to successfully control costs and execute on, and achieve the expected benefits from, the operational initiatives and strategic priorities referenced above. Developments relating to these and other factors may also warrant changes to the Company's operating and strategic plans, including with respect to store openings, closings and renovations, capital expenditures, information systems development, inventory management, and continuing execution on, or timing of, the aforementioned initiatives and priorities. Such changes could also cause actual results to differ materially from the expected results expressed in, or implied by, the forward-looking statements.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of July 31, 2018 is 12 months.

The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. As of July 31, 2018, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in billions)	(in millions)
July 2016	October 1, 2024	¥10.6	$100.0
March 2017	April 1, 2027	11.0	96.1
May 2017	April 1, 2027	5.6	50.0

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The maximum term of the Company's outstanding precious metal collars and forward contracts as of July 31, 2018 is 18 months.

TIFFANY & CO.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation of the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the Registrant's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Registrant's management, including the Registrant's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

The Registrant's management, including its principal executive officer and principal financial officer, necessarily applied their judgment in assessing the costs and benefits of such controls and procedures. By their nature, such controls and procedures cannot provide absolute certainty, but can provide reasonable assurance regarding management's control objectives. The Registrant's principal executive officer and its principal financial officer have concluded that the Registrant's disclosure controls and procedures are (i) designed to provide such reasonable assurance and (ii) are effective at that reasonable assurance level.

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

In general terms, the Swatch Parties alleged that the Tiffany Parties breached the Agreements by obstructing and delaying development of Watch Company’s business and otherwise failing to proceed in good faith. The Swatch Parties sought damages based on alternate theories ranging from CHF 73.0 million (or approximately $74.0 million at July 31, 2018) (based on its alleged wasted investment) to CHF 3.8 billion (or approximately $3.8 billion at July 31, 2018) (calculated based on alleged future lost profits of the Swatch Parties and their affiliates over the entire term of the Agreements).

The Registrant believes that the claims of the Swatch Parties are without merit. In the Arbitration, the Tiffany Parties defended against the Swatch Parties’ claims vigorously, disputing both the merits of the claims and the calculation of the alleged damages. The Tiffany Parties also asserted counterclaims for damages attributable to breach by the Swatch Parties, stemming from the Swatch Parties’ September 12, 2011 public issuance of a Notice of Termination purporting to terminate the Agreements due to alleged material breach by the Tiffany Parties, and for termination due to such breach. In general terms, the Tiffany Parties alleged that the Swatch Parties did not have grounds for termination, failed to meet the high standard for proving material breach set forth in the Agreements and failed to provide appropriate management, distribution, marketing and other resources for TIFFANY & CO. brand watches and to honor their contractual obligations to the Tiffany Parties regarding brand management. The Tiffany Parties’ counterclaims sought damages based on alternate theories ranging from CHF 120.0 million (or approximately $121.0 million at July 31, 2018) (based on its wasted investment) to approximately CHF 540.0 million (or approximately $547.0 million at July 31, 2018) (calculated based on alleged future lost profits of the Tiffany Parties).

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

Management has not established any accrual in the Company's condensed consolidated financial statements for the six months ended July 31, 2018 related to the annulment process or any potential subsequent litigation because it does not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages is probable.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a

TIFFANY & CO.

civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees (which will be determined at a later date), and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). Costco has filed an appeal from the judgment, as well as a motion in the Court for a new trial. The appeal has been automatically stayed pending determination of the Court motion. Costco has also filed an appeal bond to secure the amount of the judgment entered by the Court pending appeal, so the Tiffany plaintiffs will be unable to enforce the judgment while the motion for a new trial and the appeal are pending. As such, the Company has not recorded any amount in its condensed consolidated financial statements related to this gain contingency as of July 31, 2018, and expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2019.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

TIFFANY & CO.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase ("ASR") or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under this program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund repurchases under the 2018 Program from existing cash at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for share repurchase under the 2016 Program.
The following table contains the Company's purchases of equity securities in the second quarter of 2018:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
May 1, 2018 to May 31, 2018 *	154,417	$ 102.88	154,417	$ —
June 1, 2018 to June 30, 2018 **	1,529,286	$ 132.81	1,529,286	$ 750.0
July 1, 2018 to July 31, 2018 **	353,112	$ 132.81	353,112	$ 750.0
TOTAL	2,036,815	$ 130.54	2,036,815	$ 750.0

*	Shares were repurchased under the 2016 Program through May 31, 2018. Beginning on June 1, 2018, shares were purchased under the 2018 Program.

**
During the second quarter of 2018, the Company entered into ASR agreements with two third-party financial institutions to repurchase an aggregate of $250.0 million of its Common Stock. The ASR agreements were entered into under the 2018 Program. Pursuant to the ASR agreements, the Company made an aggregate payment of $250.0 million from available cash on hand in exchange for an initial delivery of 1,529,286 shares of its Common Stock. Final settlement of the ASR agreements was completed in July 2018, pursuant to which the Company received an additional 353,112 shares of its Common Stock.  In total, 1,882,398 shares of the Company's Common Stock were repurchased under these ASR agreements at an average cost per share of $132.81 over the term of the agreements.

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	News Release dated August 14, 2018. Incorporated by reference from Exhibit 99.1 filed with the Registrant's Report on Form 8-K dated August 14, 2018.

101
The following financial information from Tiffany & Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2018, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 2018	TIFFANY & CO.
(Registrant)

By: /s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.