Form 10-Q
period 2018-10-31
TIFFANY & CO
filed 2018-11-28
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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
Registrant’s telephone number, including area code: (212) 755-8000
Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 121,897,160 shares outstanding at the close of business on October 31, 2018.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED October 31, 2018

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	October 31, 2018	January 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$642.6	$970.7	$845.0
Short-term investments	12.8	320.5	164.4
Accounts receivable, net	212.4	231.2	218.0
Inventories, net	2,473.4	2,253.5	2,327.4
Prepaid expenses and other current assets	267.3	207.4	223.4
Total current assets	3,608.5	3,983.3	3,778.2
Property, plant and equipment, net	974.5	990.5	948.7
Deferred income taxes	185.2	188.2	274.6
Other assets, net	332.5	306.1	312.5
	$5,100.7	$5,468.1	$5,314.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$68.9	$120.6	$193.2
Accounts payable and accrued liabilities	443.9	437.4	388.3
Income taxes payable	21.5	89.4	39.2
Merchandise credits and deferred revenue	81.2	77.4	73.6
Total current liabilities	615.5	724.8	694.3
Long-term debt	880.0	882.9	879.2
Pension/postretirement benefit obligations	284.9	287.4	314.1
Deferred gains on sale-leasebacks	32.1	40.5	40.7
Other long-term liabilities	265.8	284.3	216.6
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 121.9, 124.5, 124.3	1.2	1.2	1.2
Additional paid-in capital	1,275.9	1,256.0	1,213.2
Retained earnings	1,948.6	2,114.2	2,150.4
Accumulated other comprehensive loss, net of tax	(217.7)	(138.0)	(210.9)
Total Tiffany & Co. stockholders' equity	3,008.0	3,233.4	3,153.9
Non-controlling interests	14.4	14.8	15.2
Total stockholders' equity	3,022.4	3,248.2	3,169.1
	$5,100.7	$5,468.1	$5,314.0

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net sales	$1,012.4	$976.2	$3,121.5	$2,835.4
Cost of sales	383.1	376.2	1,152.5	1,076.8
Gross profit	629.3	600.0	1,969.0	1,758.6
Selling, general and administrative expenses	502.9	436.0	1,447.1	1,260.3
Earnings from operations	126.4	164.0	521.9	498.3
Interest expense and financing costs	10.1	10.8	29.7	31.9
Other expense, net	1.8	2.8	5.1	7.3
Earnings from operations before income taxes	114.5	150.4	487.1	459.1
Provision for income taxes	19.6	50.2	105.2	150.9
Net earnings	$94.9	$100.2	$381.9	$308.2
Net earnings per share:
Basic	$0.78	$0.81	$3.10	$2.47
Diluted	$0.77	$0.80	$3.08	$2.46
Weighted-average number of common shares:
Basic	122.3	124.4	123.3	124.5
Diluted	123.1	125.0	124.0	125.1

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net earnings	$94.9	$100.2	$381.9	$308.2
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(25.6)	(10.0)	(83.9)	41.3
Unrealized (loss) on marketable securities	—	(1.3)	—	(1.6)
Unrealized gain (loss) on hedging instruments	1.9	1.6	(5.8)	(0.4)
Unrealized gain on benefit plans	2.7	2.0	8.2	6.0
Total other comprehensive (loss) earnings, net of tax	(21.0)	(7.7)	(81.5)	45.3
Comprehensive earnings	$73.9	$92.5	$300.4	$353.5

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2018	$3,248.2	$2,114.2	$(138.0)	124.5	$1.2	$1,256.0	$14.8
Exercise of stock options and vesting of restricted stock units	22.6	—	—	0.5		22.6	—
Shares withheld related to net share settlement of share-based compensation	(7.6)	—	—	(0.1)	—	(7.6)	—
Share-based compensation expense	30.3	—	—	—	—	30.3	—
Purchase and retirement of Common Stock	(377.3)	(351.8)	—	(3.0)	—	(25.5)	—
Cash dividends on Common Stock	(196.9)	(196.9)	—	—	—	—	—
Accrued dividends on share-based awards	(0.8)	(0.9)	—	—	—	0.1	—
Other comprehensive loss, net of tax	(81.5)	—	(81.5)	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	3.9	2.1	1.8	—	—	—	—
Net earnings	381.9	381.9	—	—	—	—	—
Non-controlling interests	(0.4)	—	—	—	—	—	(0.4)
Balance at October 31, 2018	$3,022.4	$1,948.6	$(217.7)	121.9	$1.2	$1,275.9	$14.4

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$381.9	$308.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	169.2	152.9
Amortization of gain on sale-leasebacks	(6.3)	(6.1)
Provision for inventories	41.2	19.7
Deferred income taxes	(5.6)	(2.6)
Provision for pension/postretirement benefits	26.6	26.1
Share-based compensation expense	30.3	21.6
Gain on sale of marketable securities	—	(2.2)
Changes in assets and liabilities:
Accounts receivable	(2.7)	12.0
Inventories	(330.8)	(161.9)
Prepaid expenses and other current assets	(34.7)	(22.6)
Accounts payable and accrued liabilities	9.2	42.0
Income taxes payable	(110.4)	64.8
Merchandise credits and deferred revenue	10.9	4.2
Other, net	(21.6)	(24.9)
Net cash provided by operating activities	157.2	431.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(91.5)	(275.4)
Proceeds from sales of marketable securities and short-term investments	381.3	174.3
Capital expenditures	(174.7)	(146.5)
Other, net	—	3.6
Net cash provided by (used in) investing activities	115.1	(244.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of credit facility borrowings, net	(31.7)	(41.1)
Proceeds from the issuance of commercial paper, net	—	43.0
Proceeds from other credit facility borrowings	7.7	25.9
Repayments of other credit facility borrowings	(18.4)	(74.3)
Repurchase of Common Stock	(377.3)	(60.2)
Proceeds from exercised stock options	22.6	13.9
Payments related to tax withholding for share-based payment arrangements	(7.6)	(7.5)
Cash dividends on Common Stock	(196.9)	(180.6)
Payment of Deferred Financing Costs	(1.9)	—
Net cash used in financing activities	(603.5)	(280.9)
Effect of exchange rate changes on cash and cash equivalents	3.1	10.7
Net decrease in cash and cash equivalents	(328.1)	(83.0)
Cash and cash equivalents at beginning of year	970.7	928.0
Cash and cash equivalents at end of nine months	$642.6	$845.0
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the "Registrant") and its subsidiaries (the "Company") in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities ("VIEs"), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company's financial position as of October 31, 2018 and 2017 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2018 are derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, (the "SEC"), these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and nine months ended October 31, 2018 and 2017 are not necessarily indicative of the results of the entire fiscal year.

Certain prior year amounts have been reclassified to conform with the current year presentation. The Company adopted Accounting Standards Update ("ASU") 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on February 1, 2018. Certain provisions of this ASU require retrospective application and, as a result, non-service cost components of the net periodic benefit cost for the three and nine months ended October 31, 2017 were reclassified within the condensed consolidated statement of earnings. See "Note 2. New Accounting Standards" for additional information.

2.    NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 – Leases, which was amended in January 2018 and requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Leases will be classified as either financing or operating, similar to current accounting requirements, with the applicable classification determining the pattern of expense recognition in the statement of earnings.

This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and must be adopted using a modified retrospective approach, which requires lessees and lessors to recognize and measure all leases within the scope of this ASU using one of the following transition methods: (i) as of the beginning of the earliest comparative period presented in the financial statements, or (ii) as of the beginning of the period in which this ASU is adopted. The Company will adopt the ASU in the first quarter of 2019 by applying its provisions prospectively and recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of February 1, 2019. The Company has also elected the package of practical expedients permitted under the transition guidance, which provides that an entity need not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases.

Management continues to evaluate the impact of this ASU on the consolidated financial statements, but expects that adoption will result in a significant increase in the Company's assets and liabilities. The

TIFFANY & CO.

Company's implementation project team has developed additional processes and policies to support the requirements of this ASU and has collected key data for each leased asset.

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. Management continues to evaluate the impact of this ASU on the consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12 - Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The amendments in this ASU must be applied on a modified retrospective basis, while presentation and disclosure requirements set forth under this ASU are required prospectively in all interim periods and fiscal years ending after the date of adoption. Management is currently evaluating the impact of this ASU on the consolidated financial statements. The simplifications to the application of hedge accounting may result in management's expanding the use of hedge accounting in future periods.

In February 2018, the FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income, which allows for the reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the tax effects on deferred tax items included within AOCI (referred to in the ASU as "stranded tax effects") resulting from the reduction of the U.S. federal statutory income tax rate to 21% from 35% that was effected by the 2017 U.S. Tax Cuts and Jobs Act (the "2017 Tax Act"). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2018-02 will result in a reclassification from AOCI to retained earnings, and will have no impact on the Company's results of operations, financial position or cash flows. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 for one year to interim and annual reporting periods beginning after December 15, 2017. Early adoption was also permitted as of the original effective date (interim and annual periods beginning after December 15, 2016) and full or

TIFFANY & CO.

modified retrospective application was permitted. Subsequently, the FASB issued a number of ASU's amending ASU 2014-09 and providing further guidance related to revenue recognition, which management evaluated. The effective date and transition requirements for these amendments were the same as ASU 2014-09, as amended by ASU 2015-14. Management adopted this guidance on February 1, 2018 using the modified retrospective approach. The impact of the adoption of ASU 2014-09 on the Company's condensed consolidated financial statements is as follows:

•
The Company's revenue is primarily generated from the sale of finished products to customers (primarily through the retail, e-commerce or wholesale channels). The Company's performance obligations underlying such sales, and the timing of revenue recognition related thereto, remain substantially unchanged following the adoption of this ASU.

•
The Company now recognizes breakage income on gift cards and merchandise credits (which represents income recognized from the customer's unexercised right to receive merchandise through the redemption of such gift cards and merchandise credits) based on the historical pattern of gift card and merchandise credit redemptions. Breakage income recognized during the three and nine months ended October 31, 2018 was not significant.

•
This ASU requires sales returns reserves to be presented on a gross basis on the condensed consolidated balance sheet, with the asset related to merchandise expected to be returned recorded outside of Accounts receivable, net. Prior to the adoption of this ASU, sales returns reserves were recorded on a net basis within Accounts receivable, net.

The impact of the adoption of ASU 2014-09 on the Company's condensed consolidated balance sheet was as follows:

	October 31, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)
Assets
Accounts receivable, net	$212.4	$226.9	$(14.5)
Prepaid expenses and other current assets	267.3	252.8	14.5

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

In October 2016, the FASB issued ASU 2016-16 – Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This ASU eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Therefore, under this guidance, an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption was permitted as of the first interim period of 2017. The amendments in this ASU are applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management adopted this ASU on February 1, 2018. The adoption of this ASU did not have any impact on the condensed consolidated financial statements.

TIFFANY & CO.

In March 2017, the FASB issued ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under this ASU, only the service cost component of the net periodic benefit cost is presented in the same income statement line item as other employee compensation costs arising from services rendered during the period, while the non-service cost components of net periodic benefit cost are required to be presented in the income statement separate from Earnings from operations. In addition, only the service cost component is eligible for capitalization in assets. This ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments in this ASU are applied retrospectively for the presentation of the components of net periodic benefit cost other than service cost in the statement of earnings, and prospectively for the capitalization of the service cost component. Management adopted this ASU on February 1, 2018 using the practical expedient permitted by this ASU and reclassified the non-service cost components of the net periodic benefit cost from within Earnings from operations to Other expense, net. This increased Earnings from operations for the three months ended October 31, 2017 by $3.7 million (with $1.6 million reclassified from Cost of sales and $2.1 million reclassified from Selling, general and administrative expenses), but had no impact on Net earnings. This also increased Earnings from operations for the nine months ended October 31, 2017 by $11.0 million (with $4.5 million reclassified from Cost of sales and $6.5 million reclassified from Selling, general and administrative expenses), but had no impact on Net earnings. The requirement set forth under this ASU that allows only the service cost component of net periodic benefit cost to be capitalized did not have a significant impact on the Company's results of operations in 2018.

In May 2017, the FASB issued ASU 2017-09 - Compensation-Stock Compensation: Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. This guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. This ASU was effective prospectively for annual periods beginning after December 15, 2017 and early adoption was permitted. Management adopted this ASU on February 1, 2018 and will apply the provisions of this ASU to any share-based payment awards modified on or after February 1, 2018.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted time frame (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts must be received by the Company. For all Credit Receivables, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At October 31, 2018 and 2017, the carrying amount of the Credit Receivables (recorded in Accounts receivable, net) was $79.9 million and $62.6 million, respectively, of which 97% was considered current at October 31, 2018 and 95% was considered current at October 31, 2017. The allowance for doubtful accounts for estimated losses associated with the Credit Receivables ($1.1 million at October 31, 2018 and $1.2 million at October 31, 2017) was determined based on the factors discussed above. Finance charges earned on Credit Receivables were not significant.

TIFFANY & CO.

At October 31, 2018, accounts receivable allowances totaled $28.3 million compared to $17.2 million at January 31, 2018 and $11.5 million at October 31, 2017, with $14.5 million of the increase at October 31, 2018 due to the adoption of ASU 2014-09, which requires sales returns reserves to be presented on a gross basis on the condensed consolidated balance sheet, with the asset related to merchandise expected to be returned recorded outside of Accounts receivable, net.

Revenue Recognition. The following table disaggregates the Company's net sales by major source:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2018	2017	2018	2017
Net sales*:
Jewelry collections	$543.3	$503.8	$1,642.6	$1,433.4
Engagement jewelry	276.2	272.0	857.6	802.5
Designer jewelry	111.1	120.9	367.5	358.1
All other	81.8	79.5	253.8	241.4
	$1,012.4	$976.2	$3,121.5	$2,835.4
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

TIFFANY & CO.

liability is established when the gift card is sold. A merchandise credit liability is established when a merchandise credit is issued to a customer for a returned item and the original sale is reversed. These liabilities are relieved when revenue is recognized for transactions in which a merchandise credit or gift card is used as a form of payment.

If merchandise credits or gift cards are not redeemed over an extended period of time (for example, approximately three to five years in the U.S.), the value associated with the merchandise credits or gift cards may be subject to remittance to the applicable jurisdiction in accordance with unclaimed property laws. The Company determines the amount of breakage income to be recognized on gift cards and merchandise credits using historical experience to estimate amounts that will ultimately not be redeemed. The Company recognizes such breakage income in proportion to redemption rates of the overall population of gift cards and merchandise credits.

In the nine months ended October 31, 2018, the Company recognized net sales of approximately $30.0 million related to the Merchandise credits and deferred revenue balance that existed at January 31, 2018.

4.    INVENTORIES

(in millions)	October 31, 2018	January 31, 2018	October 31, 2017
Finished goods	$1,448.1	$1,314.6	$1,328.9
Raw materials	849.0	821.4	869.2
Work-in-process	176.3	117.5	129.3
Inventories, net	$2,473.4	$2,253.5	$2,327.4

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

Additionally, in December 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 also provides a measurement period for companies to evaluate the impacts of the 2017 Tax Act on their financial statements. This measurement period begins in the reporting period that includes the enactment date and ends when an entity has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements, and cannot exceed one year. The Company adopted the provisions of SAB 118 in the fourth quarter of fiscal 2017.

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

TIFFANY & CO.

During the nine months ended October 31, 2018, on the basis of additional guidance that became available, the Company recognized measurement-period adjustments to decrease the estimated Transition Tax obligation by $5.0 million, with a corresponding offset to the Provision for income taxes, resulting in a total estimated Transition Tax obligation recognized to date of $51.0 million. However, the Company is continuing to gather additional information and refine its analysis to more precisely compute the amount of the Transition Tax and, as a result, the Company's accounting for this item is not yet complete.

The Company also adopted the provisions of SAB 118 as it relates to the assertion of the indefinite reinvestment of foreign earnings and profits. The impact of the 2017 Tax Act on the Company's assertion to indefinitely reinvest foreign earnings remains incomplete as the Company continues to analyze the relevant provisions of the 2017 Tax Act and related accounting guidance. Therefore, a provisional estimate has not been recorded or disclosed as it relates to the potential tax consequences of an actual repatriation of unremitted foreign earnings. The Company will account for the tax on global intangible low-taxed income ("GILTI") as a period cost and thus has not adjusted any of the deferred tax assets and liabilities of its foreign subsidiaries in connection with the 2017 Tax Act. As the Company continues to refine its provisional estimate calculations, and further analyzes provisions of the 2017 Tax Act and any subsequent guidance related thereto, these provisional estimates could be affected, which could have a material impact on the Company's future financial results. Additionally, further regulatory or GAAP accounting guidance regarding the 2017 Tax Act could also materially affect the Company's future financial results.

The effective income tax rate for the three months ended October 31, 2018 was 17.1% compared to 33.4% in the prior year. The effective income tax rate for the nine months ended October 31, 2018 was 21.6% compared to 32.9% in the prior year. The effective income tax rate for the three and nine months ended October 31, 2018 was reduced by 380 basis points and 90 basis points, respectively as a result of the true-up of $4.4 million of the Company's prior year tax provision in conjunction with the filing of the 2017 tax returns. The effective income tax rate for the three months ended October 31, 2018 was reduced by 240 basis points due to an income tax benefit of $2.7 million recognized as a result of additional guidance issued in respect of the 2017 Tax Act during the third quarter. The effective income tax rate for the nine months ended October 31, 2018 was reduced by (i) 160 basis points due to the recognition of an income tax benefit of $8.0 million primarily as a result of a decrease in the gross amount of unrecognized tax benefits and accrued interest and penalties related thereto due to a lapse in a statute of limitations and (ii) 100 basis points due to the recognition of an income tax benefit of $5.0 million related to a reduction in the estimated obligation for the Transition Tax. The remaining decrease in the effective income tax rate for the three and nine months ended October 31, 2018 compared to the prior year was primarily due to the enactment of 2017 Tax Act, including the reduction in the statutory U.S. federal corporate income tax rate and the introduction of the foreign derived intangible income deduction, which were partly offset by the GILTI inclusion.

During the three months ended October 31, 2018, the gross amount of unrecognized tax benefits, accrued interest and penalties increased by $1.1 million. During the nine months ended October 31, 2018, the gross amount of unrecognized tax benefits increased by $2.7 million and accrued interest and penalties decreased by $4.4 million, primarily due to a lapse in a statute of limitations referenced above.

The Company conducts business globally, and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities in several jurisdictions, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2014) and New York State (tax years 2012–2014). Tax years from 2010–present are open to examination in the U.S. Federal jurisdiction and 2006–present are open in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of October 31, 2018, unrecognized tax benefits are not expected to change significantly in the next 12 months. Future developments may result in a change in this assessment.

TIFFANY & CO.

6.    EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2018	2017	2018	2017
Net earnings for basic and diluted EPS	$94.9	$100.2	$381.9	$308.2
Weighted-average shares for basic EPS	122.3	124.4	123.3	124.5
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.8	0.6	0.7	0.6
Weighted-average shares for diluted EPS	123.1	125.0	124.0	125.1

For the three and nine months ended October 31, 2018, there were 0.4 million and 0.6 million, respectively, stock options and restricted stock units that were excluded from the computations of earnings per diluted share due to their antidilutive effect. For the three and nine months ended October 31, 2017, there were 0.4 million and 0.7 million, respectively, stock options and restricted stock units that were excluded from the computations of earnings per diluted share due to their antidilutive effect.

7.	DEBT

(in millions)	October 31, 2018	January 31, 2018	October 31, 2017
Short-term borrowings:
Credit Facilities	$—	$33.5	$58.8
Commercial Paper	—	—	43.0
Other credit facilities	68.9	87.1	91.4
	$68.9	$120.6	$193.2

Long-term debt:
Unsecured Senior Notes:
2012 4.40% Series B Senior Notes, due July 2042 [a]	$250.0	$250.0	$250.0
2014 3.80% Senior Notes, due October 2024 [b,c]	250.0	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [b,c]	300.0	300.0	300.0
2016 0.78% Senior Notes, due August 2026 [b,d]	88.5	91.9	88.3
	888.5	891.9	888.3
Less unamortized discounts and debt issuance costs	8.5	9.0	9.1
	$880.0	$882.9	$879.2

[a]	The agreements governing these Senior Notes require repayments of $50.0 million in aggregate every five years beginning in July 2022.

[b]	These agreements require lump sum repayments upon maturity.

[c]	These Senior Notes were issued at a discount, which will be amortized until the debt maturity.

[d]	These Senior Notes were issued at par, ¥10.0 billion.

TIFFANY & CO.

Commercial Paper

In August 2017, the Registrant and one of its wholly owned subsidiaries established a commercial paper program (the "Commercial Paper Program") for the issuance of commercial paper in the form of short-term promissory notes in an aggregate principal amount not to exceed $750.0 million. Borrowings under the Commercial Paper Program will be used for general corporate purposes. The aggregate amount of borrowings that the Company is currently authorized to have outstanding under the Commercial Paper Program and the Registrant's five-year $750.0 million multi-bank, multi-currency, committed unsecured revolving credit facility is $750.0 million. The Registrant guarantees the obligations of its wholly owned subsidiary under the Commercial Paper Program. Maturities of commercial paper notes may vary, but cannot exceed 397 days from the date of issuance. Notes issued under the Commercial Paper Program will rank equally with the Registrant's present and future unsecured and unsubordinated indebtedness. As of October 31, 2018 and January 31, 2018, there were no borrowings outstanding under the Commercial Paper Program. As of October 31, 2017, there were $43.0 million of borrowings outstanding under the Commercial Paper Program with a weighted average interest rate of 1.28%.

Credit Facilities

On October 25, 2018, the Registrant, along with certain of its subsidiaries designated as borrowers thereunder, entered into a five-year multi-bank, multi-currency committed unsecured revolving credit facility, including a letter of credit subfacility, consisting of basic commitments in an amount up to $750.0 million (which commitments may be increased, subject to certain conditions and limitations, at the request of the Registrant) (the “New Credit Facility”). The New Credit Facility replaced the Registrant’s previously existing $375.0 million four-year unsecured revolving credit facility and $375.0 million five-year unsecured revolving credit facility, which were each terminated and repaid in connection with the Registrant’s entry into the New Credit Facility.

Borrowings under the New Credit Facility bear interest at a rate per annum equal to, at the option of the Registrant, (1) LIBOR (or other applicable or successor reference rate) for the relevant currency plus an applicable margin based upon the more favorable to the Registrant of (i) a leverage financial metric of the Registrant and (ii) the Registrant’s debt rating for long-term unsecured senior, non-credit enhanced debt, or (2) an alternate base rate equal to the highest of (i) the federal funds effective rate plus 0.50%, (ii) MUFG Bank, Ltd.’s prime rate and (iii) one-month LIBOR plus 1.00%, plus an applicable margin based upon the more favorable to the Registrant of (x) a leverage financial metric of the Registrant and (y) the Registrant’s debt rating for long-term unsecured senior, non-credit enhanced debt.

The New Credit Facility also requires payment to the lenders of a facility fee on the amount of the lenders’ commitments under the credit facility from time to time at rates based upon the more favorable to the Registrant of (1) a leverage financial metric of the Registrant and (2) the Registrant’s debt rating for long-term unsecured senior, non-credit enhanced debt. Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the credit facility are permissible without penalty, subject to certain conditions pertaining to minimum notice and minimum reduction amounts.

The New Credit Facility is available for working capital and other corporate purposes.

The New Credit Facility matures in 2023, provided that such maturity may be extended for one or two additional one-year periods at any time with the consent of the applicable lenders, as further described in the agreement governing such facility.

TIFFANY & CO.

Debt Covenants

The agreement governing the New Credit Facility includes a specific financial covenant, as well as other covenants that limit the ability of the Company to incur certain subsidiary indebtedness, incur liens and engage in mergers, consolidations and sales of all or substantially all of its and its subsidiaries' assets, in addition to other requirements and "Events of Default" (as defined in the agreement governing the New Credit Facility) customary to such borrowings.

At October 31, 2018, the Company was in compliance with all debt covenants.

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

TIFFANY & CO.

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of additional debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swap in 2012 and recorded an unrealized loss within accumulated other comprehensive loss. As of October 31, 2018, $17.6 million remains recorded as an unrealized loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2014 and recorded an unrealized loss within accumulated other comprehensive loss. As of October 31, 2018, $3.5 million remains recorded as an unrealized loss in accumulated other comprehensive loss, which is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

Cross-currency Swaps – The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of October 31, 2018, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

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

TIFFANY & CO.

As of October 31, 2018, the notional amounts of foreign exchange forward contracts were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥16,606.2	$154.0
British pound		£14.6	19.7
Derivatives not designated as hedging instruments:
U.S. dollar		$72.6	$72.6
Euro		€10.4	12.1
Australian dollar	AU$	44.2	31.5
British pound		£7.7	10.0
Czech koruna	CZK	129.1	5.8
Swiss Franc	CHF	10.2	10.3
Hong Kong dollar	HKD	64.8	8.3
Japanese yen		¥894.0	7.9
Korean won	₩	21,466.5	19.2
New Zealand dollar	NZ$	11.2	7.3
Danish Kroner	DKK	37.7	5.9
Singapore dollar	S$	30.0	21.8

The maximum term of the Company's outstanding foreign exchange forward contracts as of October 31, 2018 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of October 31, 2018, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted precious metals transactions is 18 months. As of October 31, 2018, there were precious metal derivative instruments outstanding for approximately 40,300 ounces of platinum, 756,000 ounces of silver and 94,700 ounces of gold.

TIFFANY & CO.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended October 31,
	2018		2017
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$4.3	$(0.1)	$4.3	$1.5
Precious metal collars [a]	—	0.2	0.3	0.1
Precious metal forward contracts [a]	(1.4)	(0.6)	(0.1)	(0.1)
Cross-currency swaps [b]	2.8	4.2	5.0	5.7
Forward-starting interest rate swaps [c]	—	(0.3)	—	(0.4)
	$5.7	$3.4	$9.5	$6.8

	Nine Months Ended October 31,
	2018		2017
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$10.6	$2.2	$0.5	$(2.2)
Precious metal collars [a]	—	0.4	0.3	0.2
Precious metal forward contracts [a]	(13.5)	(0.1)	(2.7)	(1.3)
Cross-currency swaps [b]	5.7	9.3	(3.8)	(1.3)
Forward-starting interest rate swaps [c]	—	(1.0)	—	(1.1)
	$2.8	$10.8	$(5.7)	$(5.7)

aThe gain or loss recognized in earnings is included within Cost of sales.
bThe gain or loss recognized in earnings is included within Other expense, net.
cThe gain or loss recognized in earnings is included within Interest expense and financing costs.

The pre-tax gains (losses) on derivatives not designated as hedging instruments were not significant in the three and nine months ended October 31, 2018. The Company had pre-tax gains (losses) of $2.3 million and $(0.2) million on such instruments in the three and nine months ended October 31, 2017, respectively, which were included in Other expense, net. There was no material ineffectiveness related to the Company's hedging instruments for the three and nine months ended October 31, 2018 and 2017. The Company expects approximately $0.9 million of net pre-tax derivative losses included in accumulated other comprehensive loss at October 31, 2018 will be reclassified into earnings within the next 12 months. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

TIFFANY & CO.

Financial assets and liabilities carried at fair value at October 31, 2018 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Marketable securities [a]	$35.9	$—	$—	$35.9
Time deposits [b]	12.8	—	—	12.8
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	0.4	—	0.4
Foreign exchange forward contracts [c]	—	5.6	—	5.6
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	1.8	—	1.8
Total financial assets	$48.7	$7.8	$—	$56.5

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$6.4	$—	$6.4
Foreign exchange forward contracts [d]	—	0.1	—	0.1
Cross-currency swaps [d]	—	14.5	—	14.5
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	0.9	—	0.9
Total financial liabilities	$—	$21.9	$—	$21.9

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

Financial assets and liabilities carried at fair value at October 31, 2017 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Marketable securities [a]	$32.1	$—	$—	$32.1
Time deposits [b]	164.4	—	—	164.4
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	1.9	—	1.9
Cross-currency swaps [c]	—	0.9	—	0.9
Foreign exchange forward contracts [c]	—	3.4	—	3.4
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	1.9	—	1.9
Total financial assets	$196.5	$8.1	$—	$204.6

TIFFANY & CO.

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$6.2	$—	$6.2
Precious metal collars [d]	—	0.3	—	0.3
Foreign exchange forward contracts [d]	—	0.7	—	0.7
Cross-currency swaps [d]	—	5.1	—	5.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	0.6	—	0.6
Total financial liabilities	$—	$12.9	$—	$12.9

[a]	Included within Other assets, net.

[b]	Included within Short-term investments.

[c]	Included within Prepaid expenses and other current assets or Other assets, net based on the maturity of the contract.

[d]	Included within Accounts payable and accrued liabilities or Other long-term liabilities based on the maturity of the contract.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the short-term maturities of these assets and liabilities and as such are measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was $0.9 billion and $1.1 billion at October 31, 2018 and 2017 and the corresponding fair value was $0.9 billion and $1.1 billion, respectively.

10.    COMMITMENTS AND CONTINGENCIES

Arbitration Award. As most recently disclosed by the Registrant in its quarterly report on Form 10-Q filed on August 28, 2018, the Registrant and its wholly owned subsidiaries, Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the "Tiffany Parties") took action in the courts of the Netherlands to annul the arbitration award issued on December 21, 2013 (the “Arbitration Award”) in favor of the Swatch Group Ltd. (“Swatch”) and its wholly owned subsidiary Tiffany Watch Co. (together with Swatch, the “Swatch Parties”). The Arbitration Award was issued by a three-member arbitral panel convened in the Netherlands pursuant to the Arbitration Rules of the Netherlands Arbitration Institute, and reflected the panel’s ruling with respect to certain claims and counterclaims among the Swatch Parties and the Tiffany Parties under the agreements entered into by and among the Swatch Parties and the Tiffany Parties in December 2007 (the “Agreements”). Pursuant to the Arbitration Award, the Tiffany Parties paid the Swatch Parties damages of CHF 402.7 million (the "Arbitration Damages"), as well as interest from June 30, 2012 to the date of payment, two-thirds of the cost of the Arbitration and two-thirds of the Swatch Parties' legal fees, expenses and costs. These amounts were paid in full in January 2014, and, in the fourth quarter of 2013, the Company recorded a charge of $480.2 million, which included the damages, interest, and other costs associated with the ruling and which was classified as Arbitration award expense in the consolidated statement of earnings.

On March 4, 2015, the District Court of Amsterdam issued a decision in respect of the Tiffany Parties’ petition to annul the Arbitration Award. Under the District Court’s decision, which was in favor of the Tiffany Parties, the Arbitration Award was set aside. However, the Swatch Parties took action in the Dutch courts to appeal the District Court's decision, and a three-judge panel of the Appellate Court of Amsterdam issued its decision on April 25, 2017, finding in favor of the Swatch Parties and ordering the Tiffany Parties to reimburse the Swatch Parties a de-minimis amount for their legal costs. The Tiffany Parties subsequently took action to appeal the decision of the Appellate Court to the Supreme Court of the Netherlands, and the

TIFFANY & CO.

Supreme Court issued its decision on November 23, 2018, dismissing the appeal and ordering the Tiffany Parties to reimburse the Swatch Parties a de-minimis amount for their legal costs. As the Supreme Court is the highest court of appeal in the Netherlands, the Tiffany Parties have exhausted all rights of appeal with respect to the Appellate Court's decision and, as a consequence, the Tiffany Parties' annulment action, and their related claim for the return of the Arbitration Damages and related costs, have been ultimately resolved and the Arbitration Award has been rendered final.

Management had not established any accrual in the Company's condensed consolidated financial statements related to the annulment process or any potential subsequent litigation because it did not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages was probable. Therefore, the Supreme Court’s decision has no impact on the Company's financial position, results of operations, or cash flows, other than with respect to the de-minimis reimbursement noted above.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees (which will be determined at a later date), and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). Costco has filed an appeal from the judgment, as well as a motion in the Court for a new trial. The appeal has been automatically stayed pending determination of the Court motion. Costco has also filed an appeal bond to secure the amount of the judgment entered by the Court pending appeal, so the Tiffany plaintiffs will be unable to enforce the judgment while the motion for a new trial and the appeal are pending. As such, the Company has not recorded any amount in its condensed consolidated financial statements related to this gain contingency as of October 31, 2018, and expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2020.

TIFFANY & CO.

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

TIFFANY & CO.

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

11.    STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

(in millions)	October 31, 2018	January 31, 2018	October 31, 2017
Accumulated other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	$(131.9)	$(48.0)	$(102.4)
Unrealized (loss) on marketable securities [a]	—	(1.8)	(0.8)
Deferred hedging loss	(28.7)	(22.9)	(16.5)
Net unrealized loss on benefit plans	(57.1)	(65.3)	(91.2)
	$(217.7)	$(138.0)	$(210.9)

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

TIFFANY & CO.

Additions to and reclassifications out of accumulated other comprehensive (loss) earnings were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2018	2017	2018	2017
Foreign currency translation adjustments	$(25.0)	$(10.0)	$(83.8)	$40.8
Income tax (expense) benefit	(0.6)	—	(0.1)	0.5
Foreign currency translation adjustments, net of tax	(25.6)	(10.0)	(83.9)	41.3
Unrealized (loss) gain on marketable securities	—	(0.2)	—	0.5
Reclassification for gain included in net earnings [a]	—	(1.4)	—	(2.2)
Income tax benefit	—	0.3	—	0.1
Unrealized loss on marketable securities, net of tax	—	(1.3)	—	(1.6)
Unrealized gain (loss) on hedging instruments	5.7	9.5	2.8	(5.7)
Reclassification adjustment for (gain) loss included in net earnings [b]	(3.4)	(6.9)	(10.8)	5.7
Income tax (expense) benefit	(0.4)	(1.0)	2.2	(0.4)
Unrealized gain (loss) on hedging instruments, net of tax	1.9	1.6	(5.8)	(0.4)
Amortization of net loss included in net earnings [c]	3.7	3.3	11.2	9.9
Amortization of prior service credit included in net earnings [c]	(0.2)	(0.1)	(0.5)	(0.3)
Income tax expense	(0.8)	(1.2)	(2.5)	(3.6)
Net unrealized gain on benefit plans, net of tax	2.7	2.0	8.2	6.0
Total other comprehensive (loss) earnings, net of tax	$(21.0)	$(7.7)	$(81.5)	$45.3

[a]	These gains were reclassified into Other expense, net.

[b]	These (gains) losses are reclassified into Cost of Sales, Interest expense and financing costs and Other expense, net (see "Note 8. Hedging Instruments" for additional details).

[c]	These accumulated other comprehensive income components are included in the computation of net periodic pension costs (see "Note 12. Employee Benefit Plans" for additional details).

Share Repurchase Program. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase ("ASR") or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under this program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund repurchases under the 2018 Program from existing cash at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for repurchase under the 2016 Program. As of October 31, 2018, $679.1 million remained available under the 2018 Program.

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

The Company's share repurchase activity was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions, except per share amounts)	2018	2017	2018	2017
Cost of repurchases	$71.0	$27.7	$377.3	$60.2
Shares repurchased and retired	0.6	0.3	3.0	0.7
Average cost per share	$118.36	$92.31	$123.99	$92.16

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.55 and $0.50 per share of Common Stock in the three months ended October 31, 2018 and 2017, respectively, and $1.60 and $1.45 per share of Common Stock in the nine months ended October 31, 2018 and 2017, respectively.

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

12.    EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans and provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2018	2017	2018	2017
Net Periodic Benefit Cost:
Service cost	$4.5	$4.3	$0.7	$0.7
Interest cost	7.7	7.9	0.8	0.8
Expected return on plan assets	(8.4)	(8.2)	—	—
Amortization of prior service cost (credit)	—	0.1	(0.2)	(0.2)
Amortization of net loss	3.7	3.3	—	—
Net expense	$7.5	$7.4	$1.3	$1.3

TIFFANY & CO.

	Nine Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2018	2017	2018	2017
Net Periodic Benefit Cost:
Service cost	$13.4	$13.0	$2.2	$2.1
Interest cost	23.1	23.9	2.3	2.2
Expected return on plan assets	(25.1)	(24.7)	—	—
Amortization of prior service cost (credit)	—	0.2	(0.5)	(0.5)
Amortization of net loss	11.2	9.9	—	—
Net expense	$22.6	$22.3	$4.0	$3.8

The components of net periodic benefit cost other than the service cost component are included in Other expense, net on the condensed consolidated statements of earnings.

The Company maintains a noncontributory defined benefit pension qualified in accordance with the Internal Revenue Service Code ("Qualified Plan") covering substantially all U.S. employees hired before January 1, 2006. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash contribution was required in the fiscal year ending January 31, 2018 and none is required in the fiscal year ending January 31, 2019 ("fiscal 2018") to meet the minimum funding requirements of the Employee Retirement Income Security Act. However, the Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan and made a voluntary cash contribution of $11.8 million in the three months ended October 31, 2018. The Company currently does not anticipate making additional discretionary contributions in the three months ending January 31, 2019. This expectation is subject to change based on management's assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions.

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

TIFFANY & CO.

Certain information relating to the Company's segments is set forth below:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2018	2017	2018	2017
Net sales:
Americas	$442.1	$421.4	$1,342.2	$1,251.7
Asia-Pacific	294.0	283.2	923.1	775.2
Japan	142.1	138.7	447.3	406.8
Europe	114.1	111.3	342.6	321.7
Total reportable segments	992.3	954.6	3,055.2	2,755.4
Other	20.1	21.6	66.3	80.0
	$1,012.4	$976.2	$3,121.5	$2,835.4
Earnings from operations*:
Americas	$60.0	$69.5	$230.4	$229.7
Asia-Pacific	66.2	75.4	245.8	206.0
Japan	49.3	46.5	165.3	136.0
Europe	12.3	14.9	44.2	50.7
Total reportable segments	187.8	206.3	685.7	622.4
Other	(2.0)	0.6	(0.5)	4.4
	$185.8	$206.9	$685.2	$626.8
* Represents earnings from operations before (i) unallocated corporate expenses, (ii) Interest expense and financing costs and (iii) Other expense, net.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2018	2017	2018	2017
Earnings from operations for segments	$185.8	$206.9	$685.2	$626.8
Unallocated corporate expenses	(59.4)	(42.9)	(163.3)	(128.5)
Interest expense and financing costs	(10.1)	(10.8)	(29.7)	(31.9)
Other expense, net	(1.8)	(2.8)	(5.1)	(7.3)
Earnings from operations before income taxes	$114.5	$150.4	$487.1	$459.1

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

TIFFANY & CO.

14.	SUBSEQUENT EVENTS

On November 15, 2018, the Company's Board of Directors approved a quarterly dividend of $0.55 per share of Common Stock. This dividend will be paid on January 10, 2019 to shareholders of record on December 20, 2018.
In the normal course of business, the Company entrusts precious scrap metals generated through its internal manufacturing operations to metal refiners. In November 2018, one such refiner filed for relief under chapter 11 of the U.S. Bankruptcy Code. As a result, the Company recognized a charge of $8.5 million during the three months ended October 31, 2018, which represents the carrying value of such precious scrap metals entrusted to the refiner, net of expected insurance recoveries.

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

•	Asia-Pacific includes sales in 89 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 55 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•	Europe includes sales in 48 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in five Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds, as well as earnings received from third-party licensing agreements.

SUMMARY OF THIRD QUARTER AND YEAR-TO-DATE RESULTS

•
Worldwide net sales increased 4% to $1.0 billion in the three months ("third quarter") and 10% to $3.1 billion in the nine months ("year-to-date") ended October 31, 2018. Management attributed sales growth in the third quarter to higher spending by local customers, partly offset by lower spending by foreign tourists, primarily Chinese. Management attributed sales growth in the year-to-date to higher spending by local customers and foreign tourists. Sales reflected growth in most product categories in the third quarter and in all product categories in the year-to-date. Comparable sales increased 2% in the third quarter and 7% in the year-to-date. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 5% in the third quarter and 9% in the year-to-date and comparable sales increased 3% in the third quarter and 6% in the year-to-date.

•
Earnings from operations decreased $37.6 million, or 23%, in the third quarter and increased $23.6 million, or 5%, in the year-to-date. Earnings from operations as a percentage of net sales ("operating margin") decreased 430 basis points in the third quarter and 90 basis points in the year-to-date. In both periods, an increase in gross margin was more than offset by higher Selling, general, and administrative expenses, which included increased marketing and other strategic investment spending, which management believes will support long-term sales growth.

•	The effective income tax rate declined in both the third quarter and year-to-date.

•
In the third quarter, net earnings decreased 5% to $94.9 million, from $100.2 million a year ago and net earnings per diluted share declined 4% to $0.77, from $0.80 a year ago. In the year-to-date, net earnings rose 24% to $381.9 million, from $308.2 million a year ago and net earnings per diluted share rose 25% to $3.08, from $2.46 a year ago.

•	Inventories, net increased 6% to $2.5 billion from October 31, 2017.

TIFFANY & CO.

•	The Company repurchased $71.0 million of the Company's Common Stock in the third quarter and $377.3 million of the Company's Common Stock in the year-to-date.

•	In May 2018, the Board of Directors approved a 10% increase in the quarterly dividend rate to $0.55 per share of the Company's Common Stock, or an annual dividend rate of $2.20 per share.

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

	Third Quarter 2018 vs. 2017			Year-to-date 2018 vs. 2017
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	4%	(1)%	5%	10%	1%	9%
Americas	5	(1)	6	7	—	7
Asia-Pacific	4	(2)	6	19	1	18
Japan	2	(1)	3	10	2	8
Europe	3	(2)	5	6	3	3
Other	(7)	—	(7)	(17)	—	(17)

Comparable Sales:
Worldwide	2%	(1)%	3%	7%	1%	6%
Americas	5	—	5	7	—	7
Asia-Pacific	1	(3)	4	8	1	7
Japan	1	(1)	2	8	2	6
Europe	(3)	(3)	—	—	4	(4)
Other	(21)	—	(21)	(8)	—	(8)

TIFFANY & CO.

Beginning in the first quarter of 2018, the Company revised its definition of comparable sales (see "Comparable Sales" below) to include e-commerce and catalog sales, in addition to sales transacted in Company-operated stores open for more than 12 months. For reference purposes, the following tables reconcile the comparable sales percentage increases (decreases) from the GAAP to the non-GAAP basis versus the previous year for the third quarter year-to-date of 2017:

	Third Quarter 2017 vs. 2016 As Revised			Third Quarter 2017 vs. 2016 As Previously Reported
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Comparable Sales:
Worldwide	—%	—%	—%	(1)%	(1)%	—%
Americas	1	—	1	1	1	—
Asia-Pacific	3	1	2	2	—	2
Japan	(8)	(8)	—	(8)	(8)	—
Europe	(2)	4	(6)	(3)	5	(8)
Other	7	—	7	7	—	7

	Year-to-date 2017 vs. 2016 As Revised			Year-to-date 2017 vs. 2016 As Previously Reported
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Comparable Sales:
Worldwide	(1)%	—%	(1)%	(2)%	(1)%	(1)%
Americas	(1)	—	(1)	(1)	—	(1)
Asia-Pacific	(2)	—	(2)	(2)	—	(2)
Japan	(2)	(5)	3	(2)	(5)	3
Europe	(2)	(1)	(1)	(3)	(1)	(2)
Other	—	—	—	—	—	—

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

TIFFANY & CO.

Net Sales

Net sales by segment were as follows:

	Third Quarter			Year-to-date
(in millions)	2018	2017	Increase/(Decrease)	2018	2017	Increase/(Decrease)
Americas	$442.1	$421.4	5%	$1,342.2	$1,251.7	7%
Asia-Pacific	294.0	283.2	4	923.1	775.2	19
Japan	142.1	138.7	2	447.3	406.8	10
Europe	114.1	111.3	3	342.6	321.7	6
Other	20.1	21.6	(7)	66.3	80.0	(17)
	$1,012.4	$976.2	4	$3,121.5	$2,835.4	10

Jewelry sales by product category relative to the prior year were as follows:

	Third Quarter
(in millions)	2018	2017	$ Change	% Change
Jewelry collections	$543.3	$503.8	$39.5	8%
Engagement jewelry	276.2	272.0	4.2	2
Designer jewelry	111.1	120.9	(9.8)	(8)

	Year-to-date
	2018	2017	$ Change	% Change
Jewelry collections	$1,642.6	$1,433.4	$209.2	15%
Engagement jewelry	857.6	802.5	55.1	7
Designer jewelry	367.5	358.1	9.4	3

In both the third quarter and year-to-date of 2018, the increase in net sales in the Jewelry collections category was due to growth primarily in the Tiffany T collection, and to a lesser extent other collections. The increase in net sales in the Engagement jewelry category reflected growth in sales of band rings in the third quarter and growth across the category in the year-to-date.

Certain reclassifications within the jewelry categories have been made to the prior year amounts to conform to the current year category presentation.

TIFFANY & CO.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Sales	Non-comparable Sales	Wholesale/Other	Total
Third Quarter 2018:
Americas	$18.4	$2.2	$0.1	$20.7
Asia-Pacific	1.9	16.7	(7.8)	10.8
Japan	1.7	0.4	1.3	3.4
Europe	(2.7)	4.7	0.8	2.8
Year-to-date 2018:
Americas	$87.6	$6.0	$(3.1)	$90.5
Asia-Pacific	55.9	54.0	38.0	147.9
Japan	31.6	0.3	8.6	40.5
Europe	(1.5)	22.2	0.2	20.9

Changes in jewelry sales relative to the prior year by reportable segment were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Third Quarter 2018:
Americas	—%	(1)%	6%
Asia-Pacific	14	(2)	(12)
Japan	(4)	(1)	9
Europe	(5)	(3)	6
Year-to-date 2018:
Americas	(2)%	—%	9%
Asia-Pacific	15	2	3
Japan	(2)	2	13
Europe	—	4	5

Americas. In the third quarter, total net sales increased $20.7 million, or 5%, which included comparable sales increasing $18.4 million, or 5%. In the year-to-date, total net sales increased $90.5 million, or 7%, which included comparable sales increasing $87.6 million, or 7%. Sales increased across much of the region, and management attributed the growth in both periods to higher spending by local customers, partly offset by lower spending by foreign tourists in the third quarter. On a constant-exchange-rate basis, total net sales increased 6% in the third quarter and 7% in the year-to-date, while comparable sales increased 5% and 7%, respectively, in those periods.

The increase in the number of jewelry units sold in both the third quarter and year-to-date reflected increases in the Jewelry collections and Engagement jewelry categories. Management attributed the decrease in the average price per jewelry unit sold in the year-to-date to a shift in sales mix.

Asia-Pacific. In the third quarter, total net sales increased $10.8 million, or 4%, which included comparable sales increasing $1.9 million, or 1%. In the year-to-date, total net sales increased $147.9 million, or 19%, which included comparable sales increasing $55.9 million, or 8%. Management attributed the growth in the third quarter to increased spending by local customers, including increased retail sales in mainland China. Management attributed the growth in the year-to-date to increased spending by local customers and to a lesser extent, foreign tourists. Total sales growth also reflected the effect of new stores in both periods, a decline in wholesale travel retail sales in the third quarter and an increase in wholesale travel retail sales in the year-to-date. On a constant-exchange-rate basis,

TIFFANY & CO.

total net sales increased 6% in the third quarter and 18% in the year-to-date, while comparable sales increased 4% and 7%, respectively, in those periods.

The decrease in the number of jewelry units sold in the third quarter reflected decreases across the Jewelry Collections and Designer jewelry categories. The increase in the number of jewelry units sold in the year-to-date reflected increases across the Jewelry collections and Engagement jewelry categories. Management attributed the increase in the average price per jewelry unit sold to a shift in sales mix.

Japan. In the third quarter, total net sales increased $3.4 million, or 2%, which included comparable sales increasing $1.7 million, or 1%. In the year-to-date, total net sales increased $40.5 million, or 10%, which included comparable sales increasing $31.6 million, or 8%. Management attributed the sales increases in both periods to higher spending by local customers and foreign tourists. On a constant-exchange-rate basis, total net sales increased 3% and 8% in the third quarter and year-to-date, respectively, while comparable sales increased 2% and 6%, respectively, in those periods.

The increase in the number of jewelry units sold in both the third quarter and year-to-date reflected increases in the Jewelry collections category. Management attributed the decrease in the average price per jewelry unit sold to a shift in sales mix.

Europe. In the third quarter, total net sales increased $2.8 million, or 3%, which included comparable sales decreasing $2.7 million, or 3%. In the year-to-date, total net sales increased $20.9 million, or 6%, which included comparable sales decreasing $1.5 million. Sales results were varied by country, with higher spending attributed to local customers more than offsetting lower spending attributed to foreign tourists. Total net sales growth in both periods also reflected the effect of new stores, while comparable sales reflected the negative effects from new stores on existing store sales. On a constant-exchange-rate basis, total net sales increased 5% in the third quarter and 3% in the year-to-date, while comparable sales were unchanged in the third quarter and decreased 4% in the year-to-date.

The increase in the number of jewelry units sold in both the third quarter and year-to-date reflected increases across the Jewelry collections category. Management attributed the decrease in the average price per jewelry unit sold in the third quarter to a shift in sales mix.

Other. Other net sales decreased by $1.5 million, or 7%, in the third quarter and $13.7 million, or 17%, in the year-to-date primarily due to a decrease in wholesale sales of diamonds.

Store Data. In the year-to-date of 2018, the Company opened nine Company-operated stores (two in the Americas, three in Asia-Pacific, one in Japan, two in Europe and one in the Emerging Markets) and closed three Company-operated stores (two in the Americas and one in Asia-Pacific).

Gross Margin

	Third Quarter		Year-to-date
(dollars in millions)	2018	2017	2018	2017
Gross profit	$629.3	$600.0	$1,969.0	$1,758.6
Gross profit as a percentage of net sales	62.2%	61.5%	63.1%	62.0%

Gross margin (gross profit as a percentage of net sales) increased 70 basis points in the third quarter and 110 basis points in the year-to-date, largely reflecting favorable product input costs, and a decrease in wholesale sales of diamonds, partially offset by the impact of an $8.5 million charge recorded in the third quarter of 2018 related to the recent bankruptcy filing of a metal refiner to which the Company entrusted precious scrap metal and an increase in investment spending. Gross margin in the year-to-date of 2018 was also favorably impacted by sales leverage on fixed costs.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term until management makes necessary price

TIFFANY & CO.

adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Notes to Condensed Consolidated Financial Statements – Note 8. Hedging Instruments"). Management adjusted retail prices in the third quarter and year-to-date of 2018 and 2017 across most geographic regions and product categories, some of which were intended to mitigate foreign currency fluctuations.

Selling, General and Administrative ("SG&A") Expenses

	Third Quarter		Year-to-date
(dollars in millions)	2018	2017	2018	2017
SG&A expenses	$502.9	$436.0	$1,447.1	$1,260.3
SG&A expenses as a percentage of net sales	49.7%	44.7%	46.4%	44.4%
SG&A expenses increased $66.9 million, or 15%, in the third quarter and increased $186.8 million, or 15%, in the year-to-date of 2018, largely reflecting increased marketing and other strategic investment spending (that began in the second quarter of 2018), as well as higher labor and incentive compensation costs and store occupancy and depreciation expenses in both periods. SG&A expenses as a percentage of net sales increased 500 basis points in the third quarter and increased 200 basis points in the year-to-date due to increased marketing and other strategic investment spending, which management believes will support long-term sales growth. Changes in foreign currency exchange rates did not have a significant impact on SG&A expenses in the third quarter and year-to-date as compared with the applicable prior year periods.

Earnings from Operations

	Third Quarter		Year-to-date
(in millions)	2018	2017	2018	2017
Earnings from operations	$126.4	$164.0	$521.9	$498.3
Operating margin	12.5%	16.8%	16.7%	17.6%

Earnings from operations decreased $37.6 million, or 23%, in the third quarter and increased $23.6 million, or 5%, in the year-to-date. Earnings from operations as a percentage of net sales ("operating margin") decreased 430 basis points in the third quarter and 90 basis points in the year-to-date. In both periods, an increase in gross margin was more than offset by higher Selling, general and administrative expenses, which included increased marketing and other strategic investment spending.

Results by segment are as follows:

(in millions)	Third Quarter 2018	% of Net Sales	Third Quarter 2017	% of Net Sales
Earnings from operations*:
Americas	$60.0	13.6%	$69.5	16.5%
Asia-Pacific	66.2	22.5	75.4	26.6
Japan	49.3	34.7	46.5	33.5
Europe	12.3	10.8	14.9	13.4
Other	(2.0)	(10.0)	0.6	2.8
	185.8		206.9
Unallocated corporate expenses	(59.4)	(5.9)	(42.9)	(4.4)
Earnings from operations	$126.4	12.5%	$164.0	16.8%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.

TIFFANY & CO.

On a segment basis, the ratio of earnings from operations to each segment's net sales in the third quarter of 2018 compared with 2017 was as follows:

•
Americas – the ratio decreased 290 basis points due to an increase in Selling, general and administrative expenses, including increased marketing and other strategic investment spending and sales deleverage on operating expenses;

•
Asia-Pacific – the ratio decreased 410 basis points due to an increase in Selling, general and administrative expenses, including increased marketing and other strategic investment spending, partly offset by an increase in gross margin due to the benefits of pricing actions and a decrease in wholesale sales in the region;

•	Japan – the ratio increased 120 basis points primarily due to an increase in gross margin mostly attributable to a favorable product mix; and

•
Europe – the ratio decreased 260 basis points due to an increase in Selling, general and administrative expenses, including increased marketing and other strategic investment spending, partly offset by an increase in gross margin.

(in millions)	Year-to-date 2018	% of Net Sales	Year-to-date 2017	% of Net Sales
Earnings from operations*:
Americas	$230.4	17.2%	$229.7	18.4%
Asia-Pacific	245.8	26.6	206.0	26.6
Japan	165.3	37.0	136.0	33.4
Europe	44.2	12.9	50.7	15.8
Other	(0.5)	(0.8)	4.4	5.5
	685.2		626.8
Unallocated corporate expenses	(163.3)	(5.2)	(128.5)	(4.5)
Earnings from operations	$521.9	16.7%	$498.3	17.6%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the year-to-date of 2018 compared with 2017 was as follows:

•
Americas – the ratio decreased 120 basis points due to an increase in Selling, general and administrative expenses, including increased marketing and other strategic investment spending and sales deleverage on operating expenses;

•
Asia-Pacific – the ratio was unchanged from the prior year, reflecting a higher gross margin, offset by an increase in Selling, general and administrative expenses, including increased marketing and other strategic investment spending;

•
Japan – the ratio increased 360 basis points due to an increase in gross margin (which includes the effect of favorable product mix and of changes in foreign currency exchange rates on inventory purchases) and sales leverage on operating expenses; and

•
Europe – the ratio decreased 290 basis points due to an increase in Selling, general and administrative expenses, including increased marketing and other strategic investment spending, partly offset by an increase in gross margin.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased $16.5 million and $34.8 million in the third quarter and year-to-date of 2018, respectively, from the prior year primarily due to (i) increased costs associated with upgrades to the Company's information technology systems, (ii) increased incentive

TIFFANY & CO.

compensation expense, and (iii) an $8.5 million charge recorded in the third quarter of 2018 related to the recent bankruptcy filing of a metal refiner to which the Company entrusted precious scrap metal.

Interest Expense and Financing Costs

Interest expense and financing costs in both the third quarter and year-to-date of 2018 were not significantly different from the prior year.

Other Expense, net

Other expense, net in both the third quarter and year-to-date of 2018 were not significantly different from the prior year.

Provision for Income Taxes

The effective income tax rate for the third quarter of 2018 was 17.1% compared to 33.4% in the prior year. The effective income tax rate for the year-to-date of 2018 was 21.6% versus 32.9% in the prior year. The effective income tax rate for the third quarter and year-to-date of 2018 was reduced by 380 basis points and 90 basis points, respectively, or $0.04 per diluted share in each period, as a result of the true-up of $4.4 million of the Company's prior year tax provision in conjunction with the filing of the 2017 tax returns. The effective income tax rate for the third quarter of 2018 was reduced by 240 basis points, or $0.02 per diluted share due to an income tax benefit of $2.7 million recognized as a result of additional guidance issued in respect of the 2017 Tax Act during the third quarter. The effective income tax rate for the year-to-date of 2018 was reduced by (i) 160 basis points, or $0.06 per diluted share due to the recognition of an income tax benefit of $8.0 million primarily as a result of a decrease in the gross amount of unrecognized tax benefits and accrued interest and penalties related thereto due to a lapse in a statute of limitations and (ii) 100 basis points, or $0.04 per diluted share due to the recognition of an income tax benefit of $5.0 million related to a reduction in the estimated obligation for the Transition Tax (see "Item 1. Notes to Condensed Consolidated Financial Statements - Note 5. Income Taxes" for additional information). The remaining decrease in the effective income tax rate for the third quarter and year-to-date of 2018 compared to the prior year was primarily due to the enactment of 2017 Tax Act, including the reduction in the statutory U.S. federal corporate income tax rate and the introduction of the foreign derived intangible income deduction, which were partly offset by the GILTI inclusion.

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

At October 31, 2018, the Company's cash and cash equivalents totaled $642.6 million, of which approximately 45% was held in locations outside the U.S. where, prior to the enactment of the 2017 Tax Act, the Company had asserted to indefinitely reinvest any undistributed earnings to support its continued expansion and investments in such foreign locations. As a result of the 2017 Tax Act, the Company is currently evaluating such assertion. This evaluation is incomplete and will be completed during the measurement period allowed for under SAB 118. If the Company's assertion to indefinitely reinvest earnings is maintained, such cash balances would not be available to fund U.S. cash requirements unless the Company were to decide to repatriate such funds and incur applicable tax charges. The applicable tax charges may include withholding taxes and tax on foreign currency gains and losses. The Company believes it has sufficient sources of cash in the U.S. to fund its U.S. operations without the need to repatriate any of those funds held outside the U.S. See "Item 1. Notes to Condensed Consolidated Financial Statements - Note 5. Income Taxes" for additional information.

The following table summarizes cash flows from operating, investing and financing activities:

	Year-to-date
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities	$157.2	$431.2
Investing activities	115.1	(244.0)
Financing activities	(603.5)	(280.9)
Effect of exchange rate changes on cash and cash equivalents	3.1	10.7
Net decrease in cash and cash equivalents	$(328.1)	$(83.0)

Operating Activities

The Company had net cash inflows from operating activities of $157.2 million in the year-to-date of 2018 compared with $431.2 million in the year-to-date of 2017. The variance was primarily due to increased inventory purchases and the timing of income tax payments, partly offset by growth in earnings.

Working Capital. Working capital (current assets less current liabilities) was $3.0 billion at October 31, 2018, compared with $3.3 billion at January 31, 2018 and $3.1 billion at October 31, 2017.

Accounts receivable, net at October 31, 2018 were 8% lower than at January 31, 2018 and 3% lower than at October 31, 2017. The decrease in Accounts receivable, net at October 31, 2018 reflected the adoption of ASU 2014-09, which requires sales returns reserves to be presented on a gross basis on the condensed consolidated balance sheet, with the asset related to merchandise expected to be returned recorded outside of Accounts receivable, net. See "Item 1. Notes to Condensed Consolidated Financial Statements - Note 2. New Accounting Standards" for additional information. Currency translation had the effect of decreasing Accounts receivable, net by 3% compared to January 31, 2018, but did not have a significant effect on the change in Accounts receivable, net from October 31, 2017.

Inventories, net at October 31, 2018 were 10% higher than at January 31, 2018 and 6% higher than at October 31, 2017, which reflected increases in work-in-process and finished goods inventories and an increase in

TIFFANY & CO.

raw materials compared to January 31, 2018. Currency translation had the effect of decreasing inventories, net by 3% compared to January 31, 2018, but did not have a significant effect on the change from October 31, 2017.

Accounts payable and accrued liabilities at October 31, 2018 were 1% higher than at January 31, 2018 and 14% higher than at October 31, 2017. The increase compared to October 31, 2017 reflected more effective management of payables, as well as the timing of payments.

Investing Activities

The Company had net cash inflows from investing activities of $115.1 million in the year-to-date of 2018 compared with net cash outflows of $244.0 million in the year-to-date of 2017. The increase was driven by net activity related to sales and purchases of marketable securities and short-term investments, partially offset by an increase in capital expenditures in the year-to-date of 2018.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net proceeds from the sales of marketable securities and short-term investments of $289.8 million during the year-to-date of 2018 compared with net purchases of marketable securities and short-term investments of $101.1 million during the year-to-date of 2017.

Capital Expenditures. The Company used $174.7 million and $146.5 million of cash for capital expenditures during the year-to-date of 2018 and 2017, respectively. Capital expenditures are typically related to the opening, renovation and/or relocation of stores, as well as distribution and manufacturing facilities and ongoing investments in information technology. Capital expenditures represented 6% of worldwide net sales in fiscal 2017, 2016 and 2015. The Company currently anticipates capital expenditures to be 7 - 9% of worldwide net sales during the fiscal years 2019 through 2021, which includes the expected expenditures for the previously announced renovation and transformation of its New York City flagship store. Additionally, this flagship store project is expected to lower diluted earnings per share by approximately $0.10 - $0.15 in fiscal years 2019 through 2021 due to accelerated depreciation charges related to the existing store, preliminary development costs and the incremental costs associated with renting and fitting out the adjacent space that will be utilized to minimize disruptions during the renovation period.

Financing Activities

The Company had net cash outflows from financing activities of $603.5 million in the year-to-date of 2018 compared with $280.9 million in the year-to-date of 2017. Year-over-year changes in cash flows from financing activities were largely driven by increased share repurchases.

TIFFANY & CO.

Recent Borrowings. The Company had net repayments of borrowings as follows:

	Year-to-date
(in millions)	2018	2017
Short-term borrowings:
Repayments of credit facility borrowings, net	$(31.7)	$(41.1)
Proceeds from the issuance of commercial paper, net	—	43.0
Proceeds from other credit facility borrowings	7.7	25.9
Repayments of other credit facility borrowings	(18.4)	(74.3)
Net repayments of total borrowings	$(42.4)	$(46.5)

Under all of the Company's credit facilities, at October 31, 2018, there were $68.9 million of borrowings outstanding, $6.0 million of letters of credit issued but not outstanding and $951.4 million available for borrowing. At October 31, 2017, there were $193.2 million of borrowings outstanding, $5.6 million of letters of credit issued but not outstanding and $836.6 million available for borrowing. The weighted-average interest rate for the amount outstanding at October 31, 2018 was 5.7% compared with 3.6% at October 31, 2017.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders' equity was 31% at October 31, 2018, 31% at January 31, 2018 and 34% at October 31, 2017.

At October 31, 2018, the Company was in compliance with all debt covenants.

Share Repurchase Program. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase ("ASR") or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under this program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund repurchases under the 2018 Program from existing cash at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for share repurchase under the 2016 Program. As of October 31, 2018, $679.1 million remained available under the 2018 Program.

During the second quarter of 2018, the Company entered into ASR agreements with two third-party financial institutions to repurchase an aggregate of $250.0 million of its Common Stock. The ASR agreements were entered into under the 2018 Program. Pursuant to the ASR agreements, the Company made an aggregate payment of $250.0 million from available cash on hand in exchange for an initial delivery of 1,529,286 shares of its Common Stock. Final settlement of the ASR agreements was completed in July 2018, pursuant to which the Company received an additional 353,112 shares of its Common Stock.  In total, 1,882,398 shares of the Company's Common Stock were repurchased under these ASR agreements at an average cost per share of $132.81 over the term of the agreements. The Company also spent $15.9 million to repurchase shares under the 2016 Program during the second quarter of 2018, prior to the replacement of that program with the 2018 Program.

TIFFANY & CO.

The Company's share repurchase activity was as follows:

	Third Quarter		Year-to-date
(in millions, except per share amounts)	2018	2017	2018	2017
Cost of repurchases	$71.0	$27.7	$377.3	$60.2
Shares repurchased and retired	0.6	0.3	3.0	0.7
Average cost per share	$118.36	$92.31	$123.99	$92.16

Contractual Obligations

The Company’s contractual cash obligations and commercial commitments at October 31, 2018 and the effects such obligations and commitments are expected to have on the Company’s liquidity and cash flows in future periods have not changed significantly since January 31, 2018.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

2018 Outlook

Management’s guidance for fiscal 2018 includes: (i) worldwide net sales increasing by a high-single-digit percentage over the prior year both as reported and on a constant-exchange-rate basis; and (ii) net earnings in a range of $4.65 - $4.80 per diluted share (unchanged from previous guidance). These expectations are approximations and are based on the Company’s plans and assumptions for the full year, including: (i) mid-single-digit comparable sales growth, with varying degrees of growth in all regions; (ii) worldwide gross retail square footage increasing 2%, net through 10 store openings, four closings and at least 15 relocations; (iii) operating margin below the prior year as a result of significant SG&A expense growth (affected by anticipated higher investment spending in technology, marketing communications, visual merchandising, digital and store presentations, as well as initial expenses related to the renovation of the Company’s New York City flagship store) at a higher rate than sales growth for the remainder of the year, partly offset by a higher gross margin; (iv) interest and other expenses, net in line with the prior year; (v) an effective income tax rate in the low-to-mid-20’s; (vi) the U.S. dollar in the fourth quarter of the year stronger on a year-over-year basis; and (vii) EPS benefitting from share repurchases which are expected to total approximately $400 million for the full year.

Management also expects: (i) net cash provided by operating activities approaching $600 million and (ii) free cash flow (see “Non-GAAP Measures”) approaching $300 million. These expectations are approximations and are based on the Company’s plans and assumptions for the full year, including: (i) net inventories increasing at or below the rate of sales growth, (ii) capital expenditures of $280 million and (iii) net earnings in line with management’s expectations, as described above.

Forward-Looking Statements

The historical trends and results reported in this quarterly report on Form 10-Q should not be considered an indication of future performance. Further, statements contained in this quarterly report on Form 10-Q that are not statements of historical fact, including those that refer to plans, assumptions and expectations for future periods, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, the statements under "2018 Outlook" as well as statements that can be identified by the use of words such as 'expects,' 'projects,' 'anticipates,' 'assumes,' 'forecasts,' 'plans,' 'believes,' 'intends,' 'estimates,' 'pursues,' 'scheduled,' 'continues,' 'outlook,' 'may,' 'will,' 'can,' 'should' and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's plans, assumptions, expectations, beliefs and objectives with respect to store openings and closings; store productivity; the renovation of the Company's New York City flagship store, including the timing and cost thereof, and the temporary expansion of its retail operations to 6 East 57th Street; product introductions; sales; sales growth; sales trends; store traffic; the Company's strategy and initiatives and the pace of execution thereon; the amount and timing of investment spending; the Company's objectives to compete in the global luxury market and to improve financial performance; retail prices; gross margin; operating margin; expenses; interest expense and financing costs; effective income tax rate; the nature, amount or scope of charges resulting from recent revisions to the U.S. tax code; net earnings and net earnings per share; share count; inventories; capital expenditures; cash flow; liquidity; currency translation; macroeconomic and geopolitical conditions; growth opportunities; litigation outcomes and recovery related thereto; amounts recovered under Company insurance policies; contributions to Company pension plans; and certain ongoing or planned real estate, product, marketing, retail, customer experience, manufacturing, supply chain, information systems development, upgrades and replacement, and other operational initiatives and strategic priorities.

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

TIFFANY & CO.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of October 31, 2018 is 12 months.

The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. As of October 31, 2018, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in billions)	(in millions)
July 2016	October 1, 2024	¥10.6	$100.0
March 2017	April 1, 2027	11.0	96.1
May 2017	April 1, 2027	5.6	50.0

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The maximum term of the Company's outstanding precious metal collars and forward contracts as of October 31, 2018 is 18 months.

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

TIFFANY & CO.

PART II. Other Information

Item 1. Legal Proceedings.

Arbitration Award. As most recently disclosed by the Registrant in its quarterly report on Form 10-Q filed on August 28, 2018, the Registrant and its wholly owned subsidiaries, Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the "Tiffany Parties") took action in the courts of the Netherlands to annul the arbitration award issued on December 21, 2013 (the “Arbitration Award”) in favor of the Swatch Group Ltd. (“Swatch”) and its wholly owned subsidiary Tiffany Watch Co. (together with Swatch, the “Swatch Parties”). The Arbitration Award was issued by a three-member arbitral panel convened in the Netherlands pursuant to the Arbitration Rules of the Netherlands Arbitration Institute, and reflected the panel’s ruling with respect to certain claims and counterclaims among the Swatch Parties and the Tiffany Parties under the agreements entered into by and among the Swatch Parties and the Tiffany Parties in December 2007 (the “Agreements”). Pursuant to the Arbitration Award, the Tiffany Parties paid the Swatch Parties damages of CHF 402.7 million (the "Arbitration Damages"), as well as interest from June 30, 2012 to the date of payment, two-thirds of the cost of the Arbitration and two-thirds of the Swatch Parties' legal fees, expenses and costs. These amounts were paid in full in January 2014, and, in the fourth quarter of 2013, the Company recorded a charge of $480.2 million, which included the damages, interest, and other costs associated with the ruling and which was classified as Arbitration award expense in the consolidated statement of earnings.

On March 4, 2015, the District Court of Amsterdam issued a decision in respect of the Tiffany Parties’ petition to annul the Arbitration Award. Under the District Court’s decision, which was in favor of the Tiffany Parties, the Arbitration Award was set aside. However, the Swatch Parties took action in the Dutch courts to appeal the District Court's decision, and a three-judge panel of the Appellate Court of Amsterdam issued its decision on April 25, 2017, finding in favor of the Swatch Parties and ordering the Tiffany Parties to reimburse the Swatch Parties a de-minimis amount for their legal costs. The Tiffany Parties subsequently took action to appeal the decision of the Appellate Court to the Supreme Court of the Netherlands, and the Supreme Court issued its decision on November 23, 2018, dismissing the appeal and ordering the Tiffany Parties to reimburse the Swatch Parties a de-minimis amount for their legal costs. As the Supreme Court is the highest court of appeal in the Netherlands, the Tiffany Parties have exhausted all rights of appeal with respect to the Appellate Court's decision and, as a consequence, the Tiffany Parties' annulment action, and their related claim for the return of the Arbitration Damages and related costs, have been ultimately resolved and the Arbitration Award has been rendered final.

Management had not established any accrual in the Company's condensed consolidated financial statements related to the annulment process or any potential subsequent litigation because it did not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages was probable. Therefore, the Supreme Court’s decision has no impact on the Company's financial position, results of operating or cash flows, other than with respect to the de-minimis reimbursement noted above.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that

TIFFANY & CO.

respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees (which will be determined at a later date), and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). Costco has filed an appeal from the judgment, as well as a motion in the Court for a new trial. The appeal has been automatically stayed pending determination of the Court motion. Costco has also filed an appeal bond to secure the amount of the judgment entered by the Court pending appeal, so the Tiffany plaintiffs will be unable to enforce the judgment while the motion for a new trial and the appeal are pending. As such, the Company has not recorded any amount in its condensed consolidated financial statements related to this gain contingency as of October 31, 2018, and expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2020.

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
The following table contains the Company's purchases of equity securities in the third quarter of 2018:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
August 1, 2018 to August 31, 2018	—	$ —	—	$ 750.0
September 1, 2018 to September 30, 2018 **	233,835	$ 124.56	233,835	$ 720.9
October 1, 2018 to October 31, 2018	365,406	$ 114.39	365,406	$ 679.1
TOTAL	599,241	$ 118.36	599,241	$ 679.1

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2018, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statement of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 28, 2018	TIFFANY & CO.
(Registrant)

By: /s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.