Form 10-K
period 2019-01-31
TIFFANY & CO
filed 2019-03-22
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2019 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2018, the aggregate market value of the registrant's voting and non-voting stock held by non-affiliates of the registrant was approximately $16,707,436,188 using the closing sales price on July 31, 2018 of $137.56.
As of March 18, 2019, the registrant had outstanding 121,454,192 shares of its common stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE.
The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant's Proxy Statement Dated April 17, 2019 (Part III).

TIFFANY & CO.

Tiffany & Co.

Form 10-K for the fiscal year ended January 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The historical trends and results reported in this annual report on Form 10-K should not be considered an indication of future performance. Further, statements contained in this annual report on Form 10-K that are not statements of historical fact, including those that refer to plans, assumptions and expectations for future periods, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, the statements under "2019 Outlook" as well as statements that can be identified by the use of words such as 'expects,' 'projects,' 'anticipates,' 'assumes,' 'forecasts,' 'plans,' 'believes,' 'intends,' 'estimates,' 'pursues,' 'scheduled,' 'continues,' 'outlook,' 'may,' 'will,' 'can,' 'should' and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's plans, assumptions, expectations, beliefs and objectives with respect to store openings and closings; store productivity; the renovation of the Company's New York Flagship store, including the timing and cost thereof, and the temporary expansion of its retail operations to 6 East 57th Street; product introductions; sales; sales growth; sales trends; store traffic; the Company's strategy and initiatives and the pace of execution thereon; the amount and timing of investment spending; the Company's objectives to compete in the global luxury market and to improve financial performance; retail prices; gross margin; operating margin; expenses; interest expense and financing costs; effective income tax rate; the nature, amount or scope of charges resulting from recent revisions to the U.S. tax code; net earnings and net earnings per share; share count; inventories; capital expenditures; cash flow; liquidity; currency translation; macroeconomic and geopolitical conditions; growth opportunities; litigation outcomes and recovery related thereto; amounts recovered under Company insurance policies; contributions to Company pension plans; and certain ongoing or planned real estate, product, marketing, retail, customer experience, manufacturing, supply chain, information systems development, upgrades and replacement, and other operational initiatives and strategic priorities.

These forward-looking statements are based upon the current views and plans of management, speak only as of the date on which they are made and are subject to a number of risks and uncertainties, many of which are outside of our control. Actual results could therefore differ materially from the planned, assumed or expected results expressed in, or implied by, these forward-looking statements. While we cannot predict all of the factors that could form the basis of such differences, key factors include, but are not limited to: global macroeconomic and geopolitical developments; changes in interest and foreign currency rates; changes in taxation policies and regulations (including changes effected by the recent revisions to the U.S. tax code) or changes in the guidance related to, or interpretation of, such policies and regulations; shifting tourism trends; regional instability; violence (including terrorist activities); political activities or events (including the potential for rapid and unexpected changes in government, economic and political policies, the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade, including as a result of changes in diplomatic and trade relations or agreements with other countries); weather conditions that may affect local and tourist consumer spending; changes in consumer confidence, preferences and shopping patterns, as well as our ability to accurately predict and timely respond to such changes; shifts in the Company's product and geographic sales mix; variations in the cost and availability of diamonds, gemstones and precious metals; adverse publicity regarding the Company and its products, the Company's third-party vendors or the diamond or jewelry industry more generally; any non-compliance by third-party vendors and suppliers with the Company's sourcing and quality standards, codes of conduct, or contractual requirements as well as applicable laws and regulations; changes in our competitive landscape; disruptions impacting the Company's business and operations; failure to successfully implement or make changes to the Company's information systems; gains or losses in the trading value of the Company's stock, which may impact the amount of stock repurchased through open market transactions, including through Rule 10b5-1 plans and accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions; the Company's receipt of any required approvals to the aforementioned renovation of its New York Flagship store and expansion of its retail operations to 6 East 57th Street, as well as the timing of such approvals; changes in the cost and timing estimates associated with the aforementioned renovation and expansion; delays caused by third parties involved in the aforementioned renovation and expansion; any casualty, damage or destruction to the Company's New York Flagship store or 6 East 57th Street; and the Company's ability to successfully control costs and execute on, and achieve the expected benefits from, the operational initiatives and strategic priorities referenced above. Developments relating to these and other factors may also warrant changes to the Company's operating and strategic plans, including with respect to store openings, closings and renovations, capital expenditures, information systems development, inventory management, and continuing execution on, or timing of, the aforementioned initiatives and priorities. Such changes could also cause actual results to differ materially from the expected results expressed in, or implied by, the forward-looking statements.

TIFFANY & CO.

Additional information about potential risks and uncertainties that could affect the Company's business and financial results is included under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for the fiscal year ended January 31, 2019. Readers of this Annual Report on Form 10-K should consider the risks, uncertainties and factors outlined above and in this Form 10-K in evaluating, and are cautioned not to place undue reliance on, the forward-looking statements contained herein. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

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

•
While the "classic" positioning of much of Tiffany's product line supports the Brand and requires sufficient display space in its stores, management's strategic priorities also include the accelerated introduction of new design collections primarily in jewelry, but also in non-jewelry products, which could result in a necessary reallocation of product display space;

•	Tiffany's packaging supports consumer expectations with respect to the Brand but is expensive; and

•
A significant amount of marketing across print, digital and social media, as well as public relations events are required to both reinforce the Brand's association with luxury, sophistication, style and romance, as well as to market specific products.

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

REPORTABLE SEGMENTS

The Company has four reportable segments: (i) Americas, (ii) Asia-Pacific, (iii) Japan and (iv) Europe. All non-reportable segments are included within Other. The Company transacts business within certain of its segments through the following channels: (i) retail, (ii) Internet, (iii) catalog, (iv) business-to-business (products drawn from

TIFFANY & CO.

the retail product line and items specially developed for the business market) and (v) wholesale distribution (merchandise sold to independent distributors for resale). The Company's segment information for the fiscal years ended January 31, 2019, 2018 and 2017 is reported in "Item 8. Financial Statements and Supplementary Data - Note O. Segment Information."

Americas

Sales in the Americas represented 44% of worldwide net sales in 2018, while sales in the United States ("U.S.") represented more than 90% of net sales in the Americas. Sales are transacted through the following channels: retail (in the U.S., Canada and Latin America), Internet and catalog (in the U.S. and Canada), business-to-business (in the U.S.) and wholesale distribution (in Latin America and the Caribbean).

Retail sales in the Americas are transacted in 124 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2019 included in parentheses): the U.S. (93), Canada (13), Mexico (11), Brazil (6) and Chile (1). Included within these totals are 12 Company-operated stores located within various department stores in Canada and Mexico. Included in the U.S. retail stores is the New York Flagship store, which represented less than 10% of worldwide net sales in 2018.

Asia-Pacific

Sales in Asia-Pacific represented 28% of worldwide net sales in 2018, while sales in Greater China represented approximately 60% of net sales in Asia-Pacific. Sales are transacted through the following channels: retail, Internet (in Australia) and wholesale distribution.

Retail sales in Asia-Pacific are transacted in 90 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2019 included in parentheses): China (33), Korea (15), Australia (11), Hong Kong (10), Taiwan (7), Singapore (5), Macau (4), Malaysia (2), New Zealand (1) and Thailand (2). Included within these totals are 35 Company-operated stores located within various department stores.

Japan

Sales in Japan represented 15% of worldwide net sales in 2018. Sales are transacted through the following channels: retail, Internet, business-to-business and wholesale distribution.

Retail sales in Japan are transacted in 55 Company-operated TIFFANY & CO. stores. Included within this total are 52 stores located within department stores, generating approximately 75% of net sales in Japan. There are four large department store groups in Japan. The Company operates TIFFANY & CO. stores in locations controlled by these groups as follows (number of locations at January 31, 2019 included in parentheses): Isetan Mitsukoshi Ltd. (16), J. Front Retailing Co., Ltd. (Daimaru and Matsuzakaya department stores) (8), Takashimaya Co., Ltd. (8) and Seven & i Holding Co., Ltd. (Sogo and Seibu department stores) (5). The Company also operates 15 stores in other department stores.

Europe

Sales in Europe represented 11% of worldwide net sales in 2018, while sales in the United Kingdom ("U.K.") represented approximately 40% of net sales in Europe. Sales are transacted through the following channels: retail, Internet and wholesale distribution.

Retail sales in Europe are transacted in 47 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2019 included in parentheses): the U.K. (11), Italy (9), Germany (7), France (5), Spain (3), Switzerland (3), the Netherlands (2), Russia (2), Austria (1), Belgium (1), the Czech Republic (1), Denmark (1) and Ireland (1). Included within these totals are 11 Company-operated stores located within various department stores. The Company currently operates e-commerce enabled websites within the following countries: U.K., Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands and Spain.

TIFFANY & CO.

Other

Other consists of all non-reportable segments, including: (i) retail sales transacted in five Company-operated TIFFANY & CO. stores in the United Arab Emirates ("U.A.E.") and wholesale distribution in the Emerging Markets region; (ii) wholesale sales of diamonds (see "PRODUCT SUPPLY CHAIN – Supply of Diamonds" below); and (iii) licensing agreements.

Licensing Agreements. The Company receives earnings from a licensing agreement with Luxottica Group S.p.A., for the development, production and distribution of TIFFANY & CO. brand eyewear, and from a licensing agreement with Coty Inc., for the development, production and distribution of TIFFANY & CO. brand fragrance products. The earnings received from these licensing agreements represented less than 1% of worldwide net sales in 2018.

Retail Distribution Base

Management regularly evaluates opportunities to optimize its retail store base. This includes evaluating potential markets for new TIFFANY & CO. stores, as well as the renovation, relocation, or closure of existing stores. Considerations include the characteristics of the markets to be served, consumer demand and the proximity of other luxury brands and existing TIFFANY & CO. locations. Management recognizes that over-saturation of any market could diminish the distinctive appeal of the Brand, but believes that there are a number of opportunities remaining in new and existing markets that will meet the requirements for a TIFFANY & CO. location in the future.

The following chart details the number of TIFFANY & CO. retail locations operated by the Company since 2014:

	Americas
Year:	U.S.	Canada & Latin America	Asia-Pacific	Japan	Europe	Emerging Markets	Total
2014	95	27	73	56	39	5	295
2015	95	29	81	56	41	5	307
2016	95	30	85	55	43	5	313
2017	94	30	87	54	46	4	315
2018	93	31	90	55	47	5	321

As part of the Company's long-term objectives, management plans to increase gross retail square footage by a low-single-digit percentage, net through the addition of new stores, relocations, renovations and closings.

E-Commerce, Catalog and Phone Orders

The Company currently operates e-commerce enabled websites in 13 countries, as well as informational websites in several additional countries. To a lesser extent, sales are also generated through catalogs that the Company distributes in certain countries as well as orders placed via telephone in certain markets. Sales transacted on those websites, through catalogs or via telephone accounted for 7% of worldwide net sales in 2018, 2017 and 2016. The Company invests in ongoing website enhancements and is evaluating opportunities to expand its e-commerce sites to additional countries. For example, the Company expects to launch an e-commerce enabled website in China in 2019. Management believes that its websites serve an important marketing role in building brand awareness and attracting customers to the Company's stores. In addition, the Company offers a select assortment of its products through third party websites.

Products

The Company's principal product category is jewelry, which represented 92%, 91% and 92% of worldwide net sales in 2018, 2017 and 2016. The Company offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. Designs are developed by employees, suppliers, independent designers and independent "named" designers (see "MATERIAL DESIGNER LICENSE" below).

The Company also sells watches, home and accessories products and fragrances, which represented, in total, 7% of worldwide net sales in 2018, 2017 and 2016. The remainder of worldwide net sales was attributable to wholesale sales of diamonds and earnings from third-party licensing agreements.

TIFFANY & CO.

Sales by Reportable Segment of TIFFANY & CO. Jewelry by Category

2018	% of total Americas Sales	% of total Asia-Pacific Sales	% of total Japan Sales	% of total Europe Sales	% of total Reportable Segment Sales
Jewelry collections [a]	53%	61%	37%	60%	54%
Engagement jewelry [b]	21%	31%	37%	23%	26%
Designer jewelry [c]	14%	7%	18%	12%	12%

2017
Jewelry collections [a]	53%	59%	30%	60%	52%
Engagement jewelry [b]	22%	31%	39%	25%	27%
Designer jewelry [c]	14%	8%	22%	12%	13%

2016
Jewelry collections [a]	52%	54%	30%	59%	50%
Engagement jewelry [b]	24%	37%	40%	26%	30%
Designer jewelry [c]	14%	7%	23%	11%	13%
a) This category includes jewelry in a wide range of prices within the Company's high jewelry and named jewelry collections such as Tiffany Paper Flowers®, Tiffany Victoria®, Tiffany Soleste®, Tiffany Keys, Tiffany T, Tiffany HardWear and Return to Tiffany®, among others. Jewelry in this category is primarily crafted using precious metals (platinum, gold or sterling silver) and may contain diamonds and/or other gemstones.
b) This category includes engagement rings and wedding bands. Most jewelry in this category contains diamonds and is constructed of platinum and/or gold.

c)
This category includes only jewelry that is attributed to one of the Company's "named" designers: Elsa Peretti (see "MATERIAL DESIGNER LICENSE" below), Paloma Picasso and Jean Schlumberger. Jewelry in this category is primarily crafted using precious metals (platinum, gold or sterling silver) and may contain diamonds and/or other gemstones.

ADVERTISING, MARKETING, PUBLIC AND MEDIA RELATIONS

The Company's strategy is to invest in marketing and public relations programs designed to build awareness of the Brand, its heritage and its products, as well as to enhance the Brand’s relevance and association among consumers with quality and luxury. The Company regularly advertises in newspapers and magazines, as well as through digital and social media. Public and media relations activities are also significant to the Company's business. The Company engages in a program of media activities and marketing events to maintain consumer awareness of the Brand and TIFFANY & CO. products. It also publishes its well-known Blue Book to showcase its high-end jewelry. In 2018, 2017 and 2016, the Company spent $394.1 million, $314.9 million and $299.0 million, representing 8.9%, 7.6% and 7.5% of worldwide net sales in those respective years, on advertising, marketing and public and media relations, which include costs for media, production, catalogs, Internet, visual merchandising (in-store and window displays), marketing events and other related items.

In addition, management believes that the Brand is enhanced by a program of charitable sponsorships, grants and merchandise donations. The Company also periodically makes donations to The Tiffany & Co. Foundation, a private foundation organized to support 501(c)(3) charitable organizations. The efforts of this Foundation are primarily focused on environmental conservation.

TIFFANY & CO.

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

MATERIAL DESIGNER LICENSE

Since 1974, Tiffany has been the sole licensee for the intellectual property rights necessary to make and sell jewelry and other products designed by Elsa Peretti and bearing her trademarks. The designs of Ms. Peretti accounted for 8%, 9% and 9% of the Company's worldwide net sales in 2018, 2017 and 2016.

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

TIFFANY & CO.

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

PRODUCT SUPPLY CHAIN

The Company's strategic priorities include maintaining substantial control over its product supply chain through internal jewelry manufacturing and direct diamond sourcing. The Company manufactures jewelry in New York, Rhode Island and Kentucky, polishes and performs certain assembly work on jewelry in the Dominican Republic and crafts silver hollowware in Rhode Island. In total, these internal manufacturing facilities produce approximately 60% of the jewelry sold by the Company. The balance, and almost all non-jewelry items, is purchased from third parties. The Company may increase the percentage of internally-manufactured jewelry in the future, but management does not expect that the Company will ever manufacture all of its needs. Factors considered by management in its decision to use third-party manufacturers include access to or mastery of various product-making skills and technology, support for alternative capacity, product cost and the cost of capital investments. To supply its internal manufacturing facilities, the Company processes, cuts and polishes rough diamonds at its facilities outside the U.S. and sources precious metals, rough diamonds, polished diamonds and other gemstones, as well as certain fabricated components, from third parties.

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

The Company secures supplies of rough diamonds primarily through arrangements with diamond producers and, to a lesser extent, on the secondary market. Most of this supply comes from arrangements in which the Company accesses rough diamonds that are offered for sale (including as a sightholder), although with no contractual purchase obligation for such rough diamonds. A smaller portion of rough diamond purchases is made through agreements in which the Company is required to purchase a minimum volume of rough diamonds (anticipated to be approximately $60.0 million in 2019). All such supply arrangements are generally at the market price prevailing at the time of purchase.

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

In recent years, an average of approximately 80% (by volume) of the polished diamonds used in the Company's jewelry that are 0.18 carats and larger and individually registered ("individually registered diamonds") has been produced from rough diamonds that the Company has purchased. The balance of the Company's needs for individually registered diamonds is purchased from polishers or polished-diamond dealers generally through purchase orders for fixed quantities. The Company's relationships with polishers and polished-diamond dealers may be terminated at any time by either party, but such a termination would not discharge either party's obligations under unfulfilled purchase orders accepted prior to the termination. It is the Company's intention to continue to supply the substantial majority of its needs for individually registered diamonds, as well as a majority of its needs for melee diamonds of less than 0.18 carats used in the Company's jewelry, by purchasing rough diamonds.

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

TIFFANY & CO.

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

Beginning in 2019, as part of its diamond source initiative, the Company will also require its vendors to affirmatively state the region or country of origin of any polished diamonds sold to the Company that are 0.18 carats and larger and individually registered.

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

In addition, the supply and prices of rough and polished diamonds in the principal world markets have been and continue to be influenced by the Diamond Trading Company ("DTC"), an affiliate of the De Beers Group. Although the DTC's historical ability to control worldwide production has diminished due to its lower share of worldwide production and changing policies in diamond-producing countries, the DTC continues to supply a meaningful portion of the world market for rough, gem-quality diamonds and continues to impact diamond supply through its marketing and advertising initiatives. A significant portion of the diamonds that the Company purchased in 2018 had their source with the DTC.

Sustained interruption in the supply of diamonds, an overabundance of supply or a substantial change in the marketing arrangements described above could adversely affect the Company and the retail jewelry industry as a whole. Changes in the marketing and advertising spending of the DTC and its direct purchasers could affect consumer demand for diamonds.

The Company purchases conflict-free rough and polished diamonds, in highly graded color and clarity ranges. Management does not foresee a shortage of diamonds in these quality ranges in the short term but believes that, unless new mines are developed, rising demand will eventually create such a shortage and lead to higher prices.

Synthetic and Treated Diamonds. Synthetic diamonds (diamonds manufactured but not naturally occurring) and treated diamonds (naturally occurring diamonds subject to treatment processes, such as irradiation) are produced in growing quantities. Although significant questions remain as to the ability of producers to generate synthetic and/or treated diamonds economically within a full range of sizes and natural diamond colors, and as to consumer acceptance of these diamonds, such diamonds are becoming a larger factor in the market. Should synthetic and/or treated diamonds be offered in significant quantities, the supply of and prices for natural diamonds may be affected. The Company does not produce and does not intend to purchase or sell such diamonds.

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

TIFFANY & CO.

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

Finished Jewelry. Finished jewelry is purchased from approximately 40 manufacturers. However, the Company does not enter into long-term supply arrangements with its finished goods vendors. The Company does enter into merchandise vendor agreements with nearly all of its finished goods vendors. The merchandise vendor agreements establish non-price terms by which the Company may purchase and by which vendors may sell finished goods to the Company. These terms include payment terms, shipping procedures, product quality requirements, merchandise specifications and vendor social responsibility requirements. The Company generally enters into purchase orders for fixed quantities of merchandise with its vendors. These relationships may be terminated at any time by either party; such termination would not discharge either party's obligations under unfulfilled purchase orders accepted prior to termination. The Company actively seeks alternative sources for its best-selling jewelry items to mitigate any potential disruptions in supply. However, due to the craftsmanship involved in a small number of designs, the Company may have difficulty finding readily available alternative suppliers for those jewelry designs in the short term.

Watches. The Company sells TIFFANY & CO. brand watches, which are designed, produced, marketed and distributed through certain of the Company's subsidiaries. The Company has relationships with approximately 30 component and subassembly vendors to manufacture watches. The terms of the Company's contractual relationships with these vendors are substantially similar to those described under "Finished Jewelry" above. Sales of these TIFFANY & CO. brand watches represented approximately 1% of worldwide net sales in 2018, 2017 and 2016.

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

Competition for engagement jewelry sales is particularly and increasingly intense. The Company's retail prices for diamond jewelry reflect the rarity of the stones it offers and the rigid parameters it exercises with respect to the cut, clarity and other diamond quality factors which increase the beauty of the diamonds, but which also increase the Company's cost. The Company competes in this market by emphasizing quality.

SEASONALITY

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

EMPLOYEES

As of January 31, 2019, the Company employed an aggregate of approximately 14,200 full-time and part-time persons. Of those employees, approximately 5,900 are employed in the United States.

AVAILABLE INFORMATION

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. Copies of these reports and statements may be obtained, free of charge, on the Company's website at https://investor.tiffany.com/financial-information.

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

As a retailer of goods which are discretionary purchases, the Company's sales results are particularly sensitive to changes in economic conditions and consumer confidence. Consumer confidence is affected by general business conditions; domestic and international political uncertainties and/or developments; changes in the market value of equity securities and real estate; inflation; interest rates and the availability of consumer credit; tax rates; and expectations of future economic conditions and employment prospects.

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

TIFFANY & CO.

•
political or economic instability in foreign countries, including the potential for rapid and unexpected changes in government, economic and political policies, such as the United Kingdom's ("U.K.") referendum vote to exit the European Union ("E.U."), as discussed below;

•
political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation as a result of, for example, changes in government policies of foreign countries in response to actions taken by the U.S. government;

•	the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade, including as a result of changes in diplomatic and trade relations or agreements with other countries;

•	challenges inherent in oversight of foreign operations, systems and controls;

•	potential negative consequences from foreign governments' currency management practices;

•	uncertainties as to enforcement of certain contract and other rights; and

•	inventory risk exposures.

Changes in these regulatory, political, economic, or monetary policies and other factors could require the Company to significantly modify its current business practices and may adversely affect its future financial results. For example, the Company could be adversely impacted by U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting China, the E.U., Canada and Mexico, as well as retaliatory tariffs by such countries. Such tariffs and, if enacted, any further legislation or actions taken by the U.S. government that restrict trade, such as additional tariffs or trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia and elsewhere, could have a negative effect on the Company's ability to sell products in those markets.

Additionally, in June 2016, voters in the U.K. approved an advisory referendum to withdraw from the E.U., commonly referred to as "Brexit." In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a two year period for the U.K. and the other E.U. member states to negotiate the terms of the U.K.'s withdrawal, with such period scheduled to expire on March 29, 2019, unless extended. In November 2018, the U.K. and E.U. agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.'s withdrawal which, among other terms, includes a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade deal to be agreed upon. On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament, creating significant uncertainty about the terms (and timing) under which the U.K. will exit the E.U. If the U.K. leaves the E.U. with no agreement, it will likely have an adverse impact on labor and trade, in addition to creating further short-term uncertainty and currency volatility. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations in the U.K. and E.U. The Company may incur additional costs and expenses as it adapts to these potentially divergent regulatory frameworks, and may face additional complexity with regard to immigration and travel rights for its employees located in the U.K. and the E.U. There may also be similar referendums or votes in other European countries in which the Company does business. The uncertainty surrounding the terms of the U.K.'s withdrawal and its consequences, as well as the impact of any similar circumstances that may arise elsewhere in Europe, could increase the Company's costs and adversely impact consumer and investor confidence.

While these factors, and the effect thereof, are difficult to predict, any one or more of them could lower the Company's revenues, increase its costs, reduce its earnings or disrupt its business.

(iv) Recent revisions to the U.S. tax code, including changes in the guidance related to, or interpretation and application of, such revisions could materially affect the Company's tax obligations, provision for income taxes and effective tax rate.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the 2017 U.S. Tax Cuts and Jobs Act (the "2017 Tax Act"), which significantly affected U.S. tax law by changing how the U.S. imposes income tax on U.S. taxpayers. In particular, these changes impact the U.S. taxation of earnings in the jurisdictions in which the Company operates, the measurement of its deferred tax assets and liabilities and the tax impact in the event the Company were to repatriate the earnings of its non-U.S. subsidiaries to the U.S. The provisions of the 2017 Tax Act may be subject to further interpretation by the Internal Revenue Service, which has broad authority to issue regulations and interpretative guidance that may significantly impact how the Company will apply such provisions.

TIFFANY & CO.

Changes in tax law are accounted for in the period of enactment. As a result, the Company's 2017 consolidated financial statements reflected provisional estimates of the immediate tax effect of the 2017 Tax Act. During 2018, as permitted by the Securities and Exchange Commission's Staff Accounting Bulletin No. 118 ("SAB 118"), the Company (i) recorded tax benefits totaling $12.6 million to adjust the provisional estimate recorded in 2017 to remeasure the Company’s deferred tax assets and liabilities; (ii) recorded tax benefits totaling $3.3 million to adjust the provisional estimate recorded in 2017 for the Transition Tax; and (iii) determined to maintain its assertion to indefinitely reinvest undistributed foreign earnings and profits. Further regulatory or accounting guidance regarding the 2017 Tax Act could materially affect the Company's future financial results.

(v) A strengthening of the U.S. dollar against foreign currencies would negatively affect the Company's sales and profitability.

The Company operates retail stores in more than 20 countries outside of the U.S. and, as a result, is exposed to market risk from fluctuations in foreign currency exchange rates, including, among others, the Japanese Yen, Euro, British Pound and Chinese Yuan. In 2018, sales in countries outside of the U.S. in aggregate represented a substantial portion of the Company's net sales and earnings from operations. A strengthening of the U.S. dollar against foreign currencies would require the Company to raise its retail prices in various locations outside of the U.S. in order to maintain its worldwide relative pricing structure, or reduce its profit margins. Consumers in those markets may not accept significant price increases on the Company's goods; thus, there is a risk that a strengthening of the U.S. dollar would result in reduced sales and profitability. In addition, a weakening of any foreign currency relative to other currencies may negatively affect spending by foreign tourists in the various regions where the Company operates retail stores which would adversely affect its net sales and profitability.

The reported results of operations of the Company's international subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars during the process of financial statement consolidation. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions would decrease consolidated net sales and profitability. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of such impacts.

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

TIFFANY & CO.

(viii) Increases in costs of diamonds, other gemstones and precious metals or reduced supply availability may adversely affect the Company's ability to produce and sell products at desired profit margins.

Most of the Company's jewelry offerings are made with diamonds, other gemstones and/or precious metals. A significant increase in the costs or change in the supply of these commodities could adversely affect the Company's business, which is vulnerable to the risks inherent in the trade for such commodities. A substantial increase or decrease in the cost or supply of precious metals, high-quality rough and polished diamonds (within the quality grades, colors and sizes that customers demand) and/or other gemstones could affect, negatively or positively, customer demand, sales and gross profit margins. Additionally, should synthetic diamonds (diamonds manufactured but not naturally occurring) and/or treated diamonds (naturally occurring diamonds subject to treatment processes, such as irradiation) be offered in significant quantities and gain consumer acceptance, the supply of, demand for and prices for natural diamonds may be affected.

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

For example, in 2018 the Company announced its plans to undertake a complete renovation of its New York Flagship store, beginning in the spring of 2019 and with an anticipated completion date in the fourth quarter of 2021. This renovation project will require significant capital investment, and while the Company has secured an adjacent temporary retail location, it may result in business and/or consumer traffic disruptions to that location. Significant delays or cost overruns are also possible during the three year construction period, which could significantly increase the cost of this renovation project and adversely impact the Company's future financial results. There can be no assurance that the results of this renovation project will appeal to the Company's customers or will increase the Company's sales or profitability.

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

In addition, adverse publicity regarding TIFFANY & CO. and its products, as well as adverse publicity in respect of, or resulting from, the Company's third-party vendors or the diamond or jewelry industries more generally, could adversely affect the Company's business. For example, the Company sources from third-party vendors certain products that, from time to time, may not, or may contain raw materials that do not, meet the Company's sourcing and quality standards as well as applicable requirements and regulations. In such instances, although the Company may have recourse against such third-party vendors, the Company may self-report to the relevant regulatory agencies, recall affected products and/or pay potential fines.

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

The Company is increasingly dependent on its information systems to operate its business, including in designing, manufacturing, marketing and distributing its products, as well as processing transactions, managing inventory and accounting for and reporting its results. Given the complexity of the Company's global business, it is critical that the Company maintain the uninterrupted operation of its information systems. Despite the Company's preventative efforts, its information systems may be vulnerable to damage, disruption or shutdown due to power outages, computer and telecommunications failures, computer viruses, systems failures, security breaches or natural disasters. Damage, disruption or shutdown of the Company's information systems may require a significant investment to repair or replace them, and the Company could suffer interruptions in its operations in the interim.

In addition, in the ordinary course of business, the Company regularly evaluates and makes changes and upgrades to its information systems. The Company is in the process of executing its multi-year effort to evaluate and, where appropriate, to upgrade and/or replace certain of its information systems, including systems for global customer relationship management, order management and inventory management. These system changes and upgrades can require significant capital investments and dedication of resources. While the Company follows a disciplined methodology when evaluating and making such changes, there can be no assurances that the Company will successfully implement such changes, that such changes will be implemented without delays, that such changes will occur without disruptions to its operations or that the new or upgraded systems will achieve the desired business objectives.

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

(xiii) New and existing data privacy laws and/or a significant data security breach of the Company's information systems could increase the Company's operational costs, subject the Company to claims and otherwise adversely affect its business.

The protection of customer, employee and Company information is important to the Company, and its customers and employees expect that their personal data will be adequately protected. In addition, the regulatory environment surrounding information security and data privacy is becoming increasingly demanding, with evolving requirements

TIFFANY & CO.

in respect of personal data use and processing, including significant penalties for non-compliance, in the various jurisdictions in which the Company does business. For example, the General Data Protection Regulation that came into force in the E.U. in May 2018 has caused, and will continue to cause, the Company to incur additional compliance costs related thereto. Although the Company has developed and implemented systems, policies, procedures and internal controls that are designed to protect personal data and Company information, prevent data loss and other security breaches, and otherwise identify, assess and analyze cybersecurity risks, such measures cannot provide absolute security. For example, the Company faces a complex and evolving threat landscape in which cybercriminals, nation-states and "hacktivists" employ a complex array of techniques designed to access personal data and other information, including the use of stolen access credentials, malware, ransomware, phishing, structured query language ("SQL") injection attacks and distributed denial-of-service attacks, which may penetrate the Company's systems despite its extensive and evolving protective information security measures. Further, the Company relies on its software and hardware providers to issue timely patches for known vulnerabilities; however, the failure of software and hardware companies to release or to timely release effective patching and the Company's reliance on patches or inability to patch software and hardware vulnerabilities, could expose it to increased risk of attack, data loss and data breach. The Company has experienced, and expects to continue to experience, attempts from cybercriminals and other third parties to gain unauthorized access to its information technology and other information systems. Although these attempts have not had a material impact on the Company to date, in the future the Company could experience attacks that could have a material adverse effect on its business, financial condition or results of operations.

Additionally, the Company's implementation of new information technology or information systems and/or increased use and reliance on web-based hosted (i.e., cloud computing) applications and systems for the storage, processing and transmission of information, including customer and employee personal data, could expose the Company, its employees and its customers to a risk of loss or misuse of such information. The Company's efforts to protect personal data and Company information may also be adversely impacted by data security or privacy breaches that occur at its third-party vendors. While the Company's contractual arrangements with such third-party vendors provide for the protection of personal data and Company information, the Company cannot control these vendors or their systems and cannot guarantee that a data security or privacy breach of their systems will not occur in the future.

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

The Company's internal manufacturing facilities produce approximately 60% of the jewelry sold by the Company. Any prolonged disruption to their operations would require the Company to seek alternate sources of production and could have a negative effect on inventory availability and sales until such sources are established.

TIFFANY & CO.

(xvi) There is no assurance that the Company will be able to successfully grow its watch business.

The Company sells TIFFANY & CO. brand watches, which are designed, produced, marketed and distributed through certain of the Company's subsidiaries. Sales of these TIFFANY & CO. brand watches represented approximately 1% of worldwide net sales in 2018, 2017 and 2016. The development of this watch business has required and will continue to require additional resources and involves risks and uncertainties, including: (i) significant ongoing expenditures; (ii) the need to employ highly specialized and experienced personnel; (iii) dependence on relatively small supply partners; and (iv) production and distribution inefficiencies. In addition, the Company is competing with businesses with stronger market positions and has invested and will continue to invest in marketing to build customer awareness and to establish product differentiation. There is, however, no assurance that the Company will be able to effectively grow its watch business or that such business will be successful in growing the Company's revenues or enhancing its profitability.

(xvii) If the Company is unable to effectively anticipate and respond to changes in consumer preferences and shopping patterns, or introduce new products or programs that appeal to new or existing customers, the Company's sales and profitability could be adversely affected.

The Company's continued success depends on its ability to anticipate and respond in a timely and cost-effective manner to changes in consumer preferences for jewelry and other luxury goods, attitudes towards the global jewelry industry as a whole, as well as the manner and locations in which consumers purchase such goods. The Company recognizes that consumer tastes cannot be predicted with certainty and are subject to change, which is compounded by the expanding use of digital and social media by consumers and the speed by which information and opinions are shared. The Company's product development strategy is to introduce new design collections, primarily jewelry, and/or expand certain existing collections annually. If the Company is unable to anticipate and respond in a timely and cost-effective manner to changes in consumer preferences and shopping patterns, including the development of an engaging omnichannel experience for its customers, the Company's sales and profitability could be adversely affected.

In addition, beginning in the second quarter of 2018 management increased its spending in a number of areas, including technology, marketing communications, visual merchandising, digital, and store presentations, which it believes are necessary to achieve its longer term sales, margin and earnings growth objectives. Such investment is also intended to build awareness of the Brand, its heritage and its products, as well as to enhance the Brand's association among consumers with quality and luxury. Management intends to maintain comparable levels of spending in these areas in 2019. However, there can be no assurance these strategies will appeal to new or existing customers or that these expenditures will result in increased sales or profitability.

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

The Company returns value to its stockholders through common stock share repurchases and payment of quarterly cash dividends. The market price of the Company's common stock could be adversely affected if the Company's share repurchase activity and/or cash dividend rate differs from investors' expectations.

TIFFANY & CO.

(xix) Environmental and climate changes could affect the Company's business.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company leases its various store premises (other than the New York Flagship store, which is owned by the Company) under arrangements that generally range from 3 to 10 years. The following table provides information on the number of locations and square footage of Company-operated TIFFANY & CO. stores as of January 31, 2019:

	Total Stores	Total Gross Retail Square Footage	Gross Retail Square Footage Range	Average Gross Retail Square Footage
Americas:
New York Flagship	1	45,500	45,500	45,500
Other stores	123	681,200	1,000 - 17,600	5,500
Asia-Pacific	90	257,400	400 - 12,800	2,900
Japan:
Tokyo Ginza	1	13,300	13,300	13,300
Other stores	54	144,000	1,500 - 7,500	2,700
Europe:
London Old Bond Street	1	22,400	22,400	22,400
Other stores	46	163,200	400 - 18,200	3,500
Emerging Markets	5	9,200	400 - 3,600	1,800
Total	321	1,336,200	400 - 45,500	4,200

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

In 2018, the Company announced its plans to undertake a complete renovation of the New York Flagship store, beginning in the spring of 2019 and with an anticipated completion date in the fourth quarter of 2021. In order to minimize any disruptions during this renovation, the Company has secured an adjacent temporary retail location.

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

MANUFACTURING AND DESIGN FACILITIES

The Company owns and operates jewelry manufacturing facilities in Cumberland, Rhode Island and Lexington, Kentucky, leases a jewelry manufacturing facility in Pelham, New York, leases a facility in the Dominican Republic which performs certain functions such as jewelry polishing and assembly and leases a facility containing its Jewelry Design and Innovation Workshop in New York, New York. Lease expiration dates range from 2019 to 2029. The owned and leased facilities total approximately 244,000 square feet.

The Company leases a facility in Belgium and owns facilities in Botswana, Cambodia, Mauritius and Vietnam (although the land in Botswana, Cambodia and Vietnam is leased) that prepare, cut and/or polish rough diamonds for use by Tiffany. These facilities total approximately 280,000 square feet and the lease expiration dates range from 2019 to 2062.

Item 3. Legal Proceedings.

Arbitration Award. As the Registrant has previously disclosed, the Registrant and its wholly owned subsidiaries, Tiffany and Company and Tiffany (NJ) Inc. (the Registrant and such subsidiaries, together, the "Tiffany Parties") took action in the courts of the Netherlands to annul the arbitration award issued on December 21, 2013 (the “Arbitration Award”) in favor of the Swatch Group Ltd. (“Swatch”) and its wholly owned subsidiary Tiffany Watch Co. (together with Swatch, the “Swatch Parties”). The Arbitration Award was issued by a three-member arbitral panel convened in the Netherlands pursuant to the Arbitration Rules of the Netherlands Arbitration Institute, and reflected the panel’s ruling with respect to certain claims and counterclaims among the Swatch Parties and the Tiffany Parties under the agreements entered into by and among the Swatch Parties and the Tiffany Parties in December 2007 (the “Agreements”). Pursuant to the Arbitration Award, the Tiffany Parties paid the Swatch Parties damages of CHF 402.7 million (the "Arbitration Damages"), as well as interest from June 30, 2012 to the date of payment, two-thirds of the cost of the Arbitration and two-thirds of the Swatch Parties' legal fees, expenses and costs. These amounts were paid in full in January 2014, and, in the fourth quarter of 2013, the Company recorded a charge of $480.2 million, which included the damages, interest, and other costs associated with the ruling and which was classified as Arbitration award expense in the consolidated statement of earnings.

TIFFANY & CO.

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

Management had not established any accrual in the Company's consolidated financial statements related to the annulment process or any potential subsequent litigation because it did not believe that the final annulment of the Arbitration Award and a subsequent award of damages exceeding the Arbitration Damages was probable. Therefore, the Supreme Court's decision has no impact on the Company's financial position, results of operations, or cash flows, other than with respect to the de-minimis reimbursement noted above.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. The Court has denied a motion made by Costco for a new trial; however, Costco has also filed an appeal from the judgment, which is pending before the Second Circuit Court of Appeals. As the Tiffany plaintiffs may not enforce the Court's judgment during the appeals process, the Company has not recorded any amount in its consolidated financial

TIFFANY & CO.

statements related to this gain contingency as of January 31, 2019. The Company expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2020.

Item 4. Mine Safety Disclosures.

Not Applicable.

TIFFANY & CO.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In calculating the aggregate market value of the voting stock held by non-affiliates of the Company shown on the cover page of this Annual Report on Form 10-K, 955,407 shares of Common Stock beneficially owned by the executive officers and directors of the Company (exclusive of shares which may be acquired on exercise of stock options) were excluded, on the assumption that certain of those persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933, as amended.

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "TIF". On March 18, 2019, the high and low selling prices quoted on such exchange were $97.46 and $96.30. On March 18, 2019, there were 13,442 holders of record of the Company's Common Stock.

The following graph compares changes in the cumulative total shareholder return on the Company's Common Stock for the previous five fiscal years to returns for the same five-year period on (i) the Standard & Poor's 500 Stock Index and (ii) the Standard & Poor's 500 Consumer Discretionary Index. Cumulative shareholder return is defined as changes in the closing price of the stock and such indices, plus the reinvestment of any dividends paid. The graph assumes an investment of $100 on January 31, 2014 in the Company's Common Stock and in each of the two indices, as well as the reinvestment of any subsequent dividends.

Total returns are based on market capitalization; indices are weighted at the beginning of each period for which a return is indicated. The stock performance shown in the graph is not intended to forecast or to be indicative of future performance.

TIFFANY & CO.

	1/31/14	1/31/15	1/31/16	1/31/17	1/31/18	1/31/19
Tiffany & Co.	$ 100.00	$ 105.72	$ 79.39	$ 100.36	$ 138.86	$ 117.92
S&P 500 Stock Index	100.00	114.22	113.46	136.20	172.17	168.19
S&P 500 Consumer Discretionary Index	100.00	113.01	121.80	141.86	183.00	186.14

Dividends

It is the Company's policy to pay a quarterly dividend on its Common Stock, subject to declaration by its Board of Directors. In 2017, a dividend of $0.45 per share of Common Stock was paid on April 10, 2017. On May 25, 2017, the Company announced an 11% increase in its regular quarterly dividend rate to a new rate of $0.50 per share of Common Stock, which was paid on July 10, 2017, October 10, 2017 and January 10, 2018.

A dividend of $0.50 per share of Common Stock was paid on April 10, 2018. On May 24, 2018, the Company announced a 10% increase in its regular quarterly dividend rate to a new rate of $0.55 per share of Common Stock, which was paid on July 10, 2018, October 10, 2018 and January 10, 2019.

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

The following table contains the Company's purchases of equity securities in the fourth quarter of 2018:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
November 1, 2018 to November 30, 2018	262,014	$ 110.96	262,014	$ 650.0
December 1, 2018 to December 31, 2018	—	$ —	—	$ 650.0
January 1, 2019 to January 31, 2019	169,239	$ 88.63	169,239	$ 635.0
TOTAL	431,253	$ 102.20	431,253	$ 635.0

TIFFANY & CO.

Item 6. Selected Financial Data.

The following table sets forth selected financial data, certain of which have been derived from the Company's consolidated financial statements for fiscal years 2014-2018, which ended on January 31 of the following calendar year:

(in millions, except per share amounts, percentages, ratios, stores and employees)	2018 [b]	2017 [c]	2016 [d]	2015 [e]	2014 [f]
EARNINGS DATA
Net sales	$4,442.1	$4,169.8	$4,001.8	$4,104.9	$4,249.9
Gross profit [a]	2,811.0	2,610.7	2,499.0	2,505.2	2,544.3
Selling, general & administrative expenses [a]	2,020.7	1,801.3	1,752.6	1,706.1	1,632.8
Earnings from operations [a]	790.3	809.4	746.4	799.1	911.5
Net earnings	586.4	370.1	446.1	463.9	484.2
Net earnings per diluted share	4.75	2.96	3.55	3.59	3.73
Weighted-average number of diluted common shares	123.5	125.1	125.5	129.1	129.9
BALANCE SHEET AND CASH FLOW DATA
Total assets	$5,333.0	$5,468.1	$5,097.6	$5,121.6	$5,171.8
Cash and cash equivalents	792.6	970.7	928.0	843.6	730.0
Inventories, net	2,428.0	2,253.5	2,157.6	2,225.0	2,362.1
Short-term borrowings and long-term debt (including current portion)	996.8	1,003.5	1,107.1	1,095.8	1,107.8
Stockholders' equity	3,130.9	3,248.2	3,028.4	2,929.5	2,850.7
Working capital	3,041.4	3,258.5	2,940.8	2,778.5	2,850.8
Cash flows from operating activities	531.8	932.2	705.7	817.4	633.5
Capital expenditures	282.1	239.3	222.8	252.7	247.4
Stockholders' equity per share	25.77	26.10	24.33	23.10	22.04
Cash dividends paid per share	2.15	1.95	1.75	1.58	1.48
RATIO ANALYSIS AND OTHER DATA
As a percentage of net sales:
Gross profit	63.3%	62.6%	62.4%	61.0%	59.9%
Selling, general & administrative expenses	45.5%	43.2%	43.8%	41.6%	38.4%
Earnings from operations	17.8%	19.4%	18.7%	19.5%	21.4%
Net earnings	13.2%	8.9%	11.1%	11.3%	11.4%
Capital expenditures	6.4%	5.7%	5.6%	6.2%	5.8%
Return on average assets	10.9%	7.0%	8.7%	9.0%	9.8%
Return on average stockholders' equity	18.4%	11.8%	15.0%	16.1%	17.3%
Total debt-to-equity ratio	31.8%	30.9%	36.6%	37.4%	38.9%
Dividends as a percentage of net earnings	45.0%	65.5%	49.0%	43.8%	39.5%
Company-operated TIFFANY & CO. stores	321	315	313	307	295
Number of employees	14,200	13,100	11,900	12,200	12,000

TIFFANY & CO.

NOTES TO SELECTED FINANCIAL DATA

a.
In connection with the implementation of ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, effective February 1, 2018 (see "Item 8. Financial Statements and Supplementary Data - Note B. Summary of Significant Accounting Policies"), the non-service cost components of net periodic benefit cost have been reclassified on the consolidated statements of earnings from Cost of sales and from Selling, general and administrative expenses to Other expense, net for fiscal years 2014 through 2017. Those reclassifications had no impact on Net earnings, but increased Earnings from operations by: (i) $14.9 million (with $6.0 million reclassified from Cost of sales and $8.9 million reclassified from SG&A expenses) for 2017; (ii) $25.2 million (with $8.7 million reclassified from Cost of sales and $16.5 million reclassified from SG&A expenses) for 2016; (iii) $39.0 million (with $13.9 million reclassified from Cost of sales and $25.1 million reclassified from SG&A expenses) for 2015; and (iv) $20.1 million (with $7.1 million reclassified from Cost of sales and $13.0 million reclassified from SG&A expenses) for 2014.

b.
Financial information and ratios for 2018 reflect a lower effective income tax rate, primarily resulting from the 2017 U.S. Tax Cuts and Jobs Act. See "Item 8. Financial Statements and Supplementary Data - Note N. Income Taxes" for additional information.

c.
Financial information and ratios for 2017 include $146.2 million, or $1.17 per diluted share, of net tax expense related to the enactment of the 2017 U.S. Tax Cuts and Jobs Act. See "Item 8. Financial Statements and Supplementary Data - Note N. Income Taxes" for additional information.

d.	Financial information and ratios for 2016 include the following amounts, totaling $38.0 million of pre-tax expense ($24.0 million after tax expense, or $0.19 per diluted share):

•
$25.4 million of pre-tax expense ($16.0 million after tax expense, or $0.13 per diluted share) associated with an asset impairment charge related to software costs capitalized in connection with the development of a finished goods inventory management and merchandising information system. See "Item 8. Financial Statements and Supplementary Data - Note B. Summary of Significant Accounting Policies" and "Note E. Property, Plant and Equipment" for additional information; and

•
$12.6 million of pre-tax expense ($8.0 million after tax expense, or $0.06 per diluted share) associated with impairment charges related to financing arrangements with diamond mining and exploration companies. See "Item 8. Financial Statements and Supplementary Data - Note B. Summary of Significant Accounting Policies" for additional information.

e.	Financial information and ratios for 2015 include the following amounts, totaling $46.7 million of pre-tax expense ($29.9 million after tax expense, or $0.24 per diluted share):

•	$37.9 million of pre-tax expense ($24.3 million after tax expense, or $0.19 per diluted share) associated with impairment charges related to a financing arrangement with Koidu Limited; and

•
$8.8 million of pre-tax expense ($5.6 million after tax expense, or $0.05 per diluted share) associated with severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations would be recovered.

f.
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

Management's objective is to generate mid-single-digit percentage worldwide sales increases, primarily through comparable sales growth, as well as through modest store square footage growth.

•	To increase retail productivity and profitability.

Management is focused on increasing the frequency of store and website visits and the percentage of store and website visitors who make a purchase, as well as optimal utilization of store square footage, to grow sales and sales per square foot.

•	To achieve improved operating margins, through both improved gross margins and efficient expense management.

Management's long-term objective is to improve gross margins, including through controlling product input costs, realizing greater efficiencies in its product supply chain and adjusting retail prices when appropriate. Additionally, management is focused on efficient selling, general and administrative expense management, thereby generating sales leverage on fixed costs. These efforts are collectively intended to generate a higher rate of operating earnings growth relative to sales growth, and management targets an improvement in operating margin of 50 basis points per year over the long term.

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

2018 SUMMARY

•
Worldwide net sales increased 7% to $4.4 billion, reflecting sales growth in all reportable segments. Comparable sales increased 4% from the prior year. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 6% and comparable sales increased 4%.

•
The Company added a net of six TIFFANY & CO. stores (opening four in Asia-Pacific, two in the Americas two in Europe, one in Japan and one in the Emerging Markets, while closing two in the Americas, one in Asia-Pacific and one in Europe) which resulted in a 1% net increase in gross retail square footage. In addition, the Company relocated 10 existing stores.

•	The Company introduced its Tiffany Paper Flowers® jewelry collection and Tiffany True engagement rings and expanded existing collections.

•
Earnings from operations decreased $19.1 million, or 2% in 2018 compared to the prior year. Earnings from operations as a percentage of net sales ("operating margin") decreased 160 basis points, due to an increase in gross margin which was more than offset by a higher Selling, general, and administrative expense ratio, which included increased marketing and other strategic investment spending which management believes are necessary to support long-term sales growth.

•	The Company's effective income tax rate decreased to 21.1% in 2018 from 51.3%, or 32.1% on an adjusted basis in 2017 (see "Non-GAAP Measures").

•
Net earnings increased to $586.4 million, or $4.75 per diluted share, in 2018 from $370.1 million, or $2.96 per diluted share, in 2017. Net earnings in 2017 included a net charge of $146.2 million, or $1.17

TIFFANY & CO.

per diluted share, related to the enactment of the 2017 U.S. Tax Cuts and Jobs Act (the "2017 Tax Act"). Excluding that net charge, net earnings were $516.3 million, or $4.13 per diluted share, in 2017 (see "Non-GAAP Measures").

•	Inventories, net increased 8% to $2.4 billion.

•
Cash flow from operating activities was $531.8 million in 2018, compared with $932.2 million in 2017. Free cash flow (see "Non-GAAP Measures") was $249.7 million in 2018, compared with $692.9 million in 2017.

•
The Company returned capital to shareholders by paying regular quarterly dividends (which were increased 10% effective July 2018 to $0.55 per share, or an annualized rate of $2.20 per share) and by repurchasing 3.5 million shares of its Common Stock for $421.4 million.

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

	2018			2017
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	7%	1%	6%	4%	—%	4%
Americas	5	—	5	2	1	1
Asia-Pacific	13	—	13	10	2	8
Japan	8	2	6	(1)	(2)	1
Europe	3	1	2	6	3	3
Other	(20)	—	(20)	26	—	26

Comparable Sales:
Worldwide	4%	—%	4%	—%	—%	—%
Americas	5	—	5	1	—	1
Asia-Pacific	5	—	5	(1)	1	(2)
Japan	7	2	5	(1)	(3)	2
Europe	(2)	1	(3)	—	2	(2)
Other	(15)	—	(15)	2	—	2

TIFFANY & CO.

Beginning in the first quarter of 2018, the Company revised its definition of comparable sales (see "Comparable Sales" below) to include e-commerce and catalog sales, in addition to sales transacted in Company-operated stores open for more than 12 months. For reference purposes, the following table reconciles the comparable sales percentage increases (decreases) from the GAAP to the non-GAAP basis versus the previous year for 2017:

	2017 As Previously Reported
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Comparable Sales:
Worldwide	—%	—%	—%
Americas	1	1	—
Asia-Pacific	(1)	1	(2)
Japan	(1)	(3)	2
Europe	(2)	2	(4)
Other	2	—	2

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

[a]
Net expense recognized in 2017 related to the estimated impact of the 2017 Tax Act. See "Provision for Income Taxes" and "Item 8. Financial Statements and Supplementary Data - Note N. Income Taxes" for additional information.

(in millions, except per share amounts)	GAAP	Impairment charges [b]	Non-GAAP
Year Ended January 31, 2017
SG&A expenses	$1,752.6	$(38.0)	$1,714.6
As a % of sales	43.8%		42.8%
Earnings from operations	746.4	38.0	784.4
As a % of sales	18.7%		19.6%
Provision for income taxes [c]	230.5	14.0	244.5
Net earnings	446.1	24.0	470.1
Diluted earnings per share*	3.55	0.19	3.75

[b]	Expenses associated with the following:

•
$25.4 million of pre-tax expense ($16.0 million after-tax expense, or $0.13 per diluted share) associated with an asset impairment charge related to software costs capitalized in connection with the development of

TIFFANY & CO.

a finished goods inventory management and merchandising information system (see "Information Systems Assessment"); and

•
$12.6 million of pre-tax expense ($8.0 million after-tax expense, or $0.06 per diluted share) associated with impairment charges related to financing arrangements with diamond mining and exploration companies (see "Financing Arrangements with Diamond Mining and Exploration Companies").

[c]
The income tax effect resulting from the adjustments has been calculated as both current and deferred tax benefit (expense), based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying adjustment.

*Amounts may not add due to rounding.

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

(in millions)	2018	2017	2016
Net cash provided by operating activities [a]	$531.8	$932.2	$705.7
Less: Capital expenditures [a]	(282.1)	(239.3)	(222.8)
Free cash flow	$249.7	$692.9	$482.9

[a]	See "Liquidity and Capital Resources" below for further information on the Company's cash flows.

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

Net Sales

The Company generates sales through its retail, Internet, wholesale, business-to-business and catalog channels (see "Item 1. Business - Reportable Segments").

Net sales by segment were as follows:

(in millions)	2018	% of Total Net Sales	2017	% of Total Net Sales	2016	% of Total Net Sales	2018 vs 2017 % Change in Net Sales	2017 vs 2016 % Change in Net Sales
Americas	$1,960.3	44%	$1,870.9	45%	$1,841.9	46%	5%	2%
Asia-Pacific	1,239.0	28	1,095.0	26	999.1	25	13	10
Japan	643.0	15	596.3	14	604.4	15	8	(1)
Europe	504.4	11	489.0	12	462.5	12	3	6
Other	95.4	2	118.6	3	93.9	2	(20)	26
	$4,442.1		$4,169.8		$4,001.8		7%	4%

TIFFANY & CO.

Net Sales — 2018 compared with 2017. In 2018, worldwide net sales increased $272.3 million, or 7%, reflecting an increase in net sales in all reportable segments.

In 2018, jewelry sales represented 92% of worldwide net sales. Jewelry sales by product category were as follows:

(in millions)	2018	2017	$ Change	% Change
Jewelry collections	$2,374.1	$2,146.6	$227.5	11%
Engagement jewelry	1,157.4	1,111.9	45.5	4
Designer jewelry	544.5	551.2	(6.7)	(1)

The increase in net sales of the Jewelry collections category was driven primarily by the Tiffany T collection, and to a lesser extent other collections, while the Engagement jewelry category reflected increases in band rings and diamond rings.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Sales	Non-comparable Sales	Wholesale/ Other	Total
Americas	$87.7	$3.0	$(1.3)	$89.4
Asia-Pacific	48.2	62.2	33.6	144.0
Japan	37.6	1.5	7.6	46.7
Europe	(10.1)	24.7	0.8	15.4

In 2018, jewelry sales represented 88%, 98%, 92% and 96% of total net sales in the Americas, Asia-Pacific, Japan and Europe, respectively. Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Change in Jewelry Sales
Americas	(2)%	—%	6%
Asia-Pacific	12	—	—
Japan	1	1	8
Europe	(1)	1	3

Americas. In 2018, total net sales increased $89.4 million, or 5%, which included comparable sales increasing $87.7 million, or 5%. Sales increased across most of the region, which management attributed to higher spending by local customers. On a constant-exchange-rate basis, total net sales and comparable sales increased 5%.

The increase in the number of jewelry units sold reflected increases across all product categories. Management attributed the decrease in the average price per jewelry unit sold to a shift in sales mix.

Asia-Pacific. In 2018, total net sales increased $144.0 million, or 13%, which included comparable sales increasing $48.2 million, or 5%. Total sales growth reflected increased retail sales in Greater China and most of the other countries in the region and an increase in wholesale travel retail sales in Korea. Management attributed the growth in the region to increased spending by local customers and foreign tourists. On a constant-exchange-rate basis, total net sales increased 13% and comparable sales increased 5%.

TIFFANY & CO.

Management attributed the increase in the average price per jewelry unit sold to greater growth in retail sales compared to wholesale sales in 2018 and to a shift in sales mix, which had an unfavorable effect on the number of units sold.

Japan. In 2018, total net sales increased $46.7 million, or 8%, which included comparable sales increasing $37.6 million, or 7%. Management attributed the sales increase in the region to higher spending by local customers and foreign tourists. On a constant-exchange-rate basis, total net sales increased 6% and comparable sales increased 5%.

The increase in the number of jewelry units sold primarily reflected increases in the Jewelry collections and the Engagement jewelry categories, partly offset by a decrease in the Designer jewelry category.

Europe. In 2018, total net sales increased $15.4 million, or 3%, which included comparable sales decreasing $10.1 million, or 2%. Sales results were varied by country, with higher spending attributed to local customers more than offsetting lower spending attributed to foreign tourists. Total net sales growth reflected the effect of new stores, while comparable sales reflected the negative effects from new stores on existing store sales. On a constant-exchange-rate basis, total net sales increased 2% and comparable sales decreased 3%.

The increase in the number of jewelry units sold reflected increases in the Jewelry collections and the Designer jewelry categories, partially offset by a decrease in the Engagement jewelry category.

Other. In 2018, total net sales decreased $23.2 million, or 20%, primarily due to a decrease in wholesale sales of diamonds and lower comparable sales.

Net Sales — 2017 compared with 2016. In 2017, worldwide net sales increased $168.0 million, or 4%, reflecting an increase in net sales in most reportable segments.

In 2017, jewelry sales represented 91% of worldwide net sales. Jewelry sales by product category were as follows:

(in millions)	2017	2016	$ Change	% Change
Jewelry collections	$2,146.6	$1,991.0	$155.6	8%
Engagement jewelry	1,111.9	1,174.9	(63.0)	(5)
Designer jewelry	551.2	529.1	22.1	4

The increase in net sales of Jewelry collections was driven primarily by the Tiffany HardWear and Tiffany T collections, while the Engagement jewelry category reflected decreases across the category. The Designer jewelry category reflected increases across the category.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Sales	Non-comparable Sales	Wholesale/ Other	Total
Americas	$19.9	$(0.8)	$9.9	$29.0
Asia-Pacific	(6.2)	38.8	63.3	95.9
Japan	(3.6)	(2.5)	(2.0)	(8.1)
Europe	(1.4)	22.1	5.8	26.5

In 2017, jewelry sales represented 89%, 99%, 91% and 97% of total net sales in the Americas, Asia-Pacific, Japan and Europe, respectively. Changes in jewelry sales relative to the prior year were as follows:

TIFFANY & CO.

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Change in Jewelry Sales
Americas	(4)%	—%	5%
Asia-Pacific	(11)	1	21
Japan	—	(3)	(3)
Europe	2	2	4

Americas. In 2017, total net sales increased $29.0 million, or 2%, which included comparable sales increasing $19.9 million, or 1%. Management attributed performance in this region to an increase in spending by local customers. On a constant-exchange-rate basis, total net sales increased 1% and comparable sales increased 1%.

The increase in the number of jewelry units sold reflected increases in the Jewelry collections and Designer jewelry categories. The decrease in average price per jewelry unit sold reflected decreases across all categories.

Asia-Pacific. In 2017, total net sales increased $95.9 million, or 10%, which included comparable sales decreasing $6.2 million, or 1%. Total net sales growth was due to increased wholesale sales, primarily in Korea, and the effect of new stores, while comparable store sales reflected growth in mainland China offset by declines in most other countries. Management attributed the declines in other Asia-Pacific countries partly to lower spending by Chinese tourists. On a constant-exchange-rate basis, total net sales increased 8% and comparable sales decreased 2%.

The increase in the number of jewelry units sold reflected increases in Jewelry collections and the Designer jewelry categories. Management attributed the decrease in the average price per jewelry unit sold to a shift in sales mix to the Jewelry collections and Designer jewelry categories that partly resulted from the increase in wholesale sales noted above.

Japan. In 2017, total net sales decreased $8.1 million, or 1%, which included comparable sales decreasing $3.6 million, or 1%. The sales declines reflected the negative effect of currency translation. On a constant-exchange-rate basis, total net sales increased 1% and comparable sales increased 2%.

The decrease in the number of jewelry units sold primarily reflected decreases in the Jewelry collections and the Designer jewelry categories, partly offset by increases in the Engagement jewelry category.

Europe. In 2017, total net sales increased $26.5 million, or 6%, which included comparable sales decreasing $1.4 million, each benefiting from the positive effect of currency translation. Total net sales growth also reflected the effect of new stores and e-commerce sales growth. Management attributed retail sales growth to higher spending by local customers. On a constant-exchange-rate basis, total net sales increased 3% while comparable sales decreased 2%, due to similar trends noted above.

The increase in the number of jewelry units sold reflected increases across all categories. Management attributed the increase in average price per unit sold to the positive effect of currency translation.

Other. In 2017, total net sales increased $24.7 million, or 26%, primarily due to an increase in wholesale sales of diamonds.

Store Data. In 2018, the Company increased gross retail square footage by 1%, net, through store openings, closings and relocations. The Company opened 10 stores and closed four: opening four in Asia-Pacific (three in China and one in Thailand), two in the Americas (one each in the U.S. and Latin America), two in Europe (one each in Germany and Denmark), one in Japan and one in the Emerging Markets, while closing two stores in the Americas (in the U.S.), one store in Asia-Pacific (in China) and one store in Europe (in Italy). In addition, the Company relocated 10 existing stores.

In 2017, the Company increased gross retail square footage by 3%, net, through store openings, closings and relocations. The Company opened nine stores and closed seven: opening five in Asia-Pacific (two in China, two in

TIFFANY & CO.

Australia and one in Korea), three in Europe (one each in Italy, Russia and the U.K.) and one in the Americas (in the U.S.) while closing three stores in Asia-Pacific (one each in China, Korea and Taiwan), two stores in the Americas (in the U.S.) and one each in Japan and the Emerging Markets. In addition, the Company relocated seven existing stores.

Sales per gross square foot generated by all company-operated stores were approximately $2,800 in 2018, $2,700 in 2017 and $2,700 in 2016.

Excluded from the store counts and sales per gross square foot amounts above are pop-up stores (stores with lease terms of 24 months or less).

Gross Margin

(in millions)	2018	2017	2016
Gross profit	$2,811.0	$2,610.7	$2,499.0
Gross profit as a percentage of net sales	63.3%	62.6%	62.4%

Gross margin (gross profit as a percentage of net sales) increased 70 basis points in 2018, largely reflecting favorable product input costs, a decrease in wholesale sales of diamonds and sales leverage on fixed costs, partially offset by the impact of an $8.5 million charge recorded in the third quarter of 2018 related to the bankruptcy filing of a metal refiner to which the Company entrusted precious scrap metal.

Gross margin increased 20 basis points in 2017 due to favorable product input costs, partly offset by the dilutive effects from increases in wholesale sales and in wholesale sales of diamonds, as well as increases in certain product-related costs, including inventory reserves and distribution and logistics.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 8. Financial Statements and Supplementary Data – Note H. Hedging Instruments"). Management increased retail prices in both 2018 and 2017 across most geographic regions and product categories, some of which were intended to mitigate the impact of foreign currency fluctuations.

Selling, General and Administrative Expenses

(in millions)	2018	2017	2016
As reported:
SG&A expenses	$2,020.7	$1,801.3	$1,752.6
SG&A expenses as a percentage of net sales ("SG&A expense ratio")	45.5%	43.2%	43.8%
Excluding other operating expenses*:
SG&A expenses			$1,714.6
SG&A expense ratio			42.8%
*See "Non-GAAP Measures" above for a description of such excluded operating expenses.
SG&A expenses increased $219.4 million, or 12%, in 2018, largely reflecting marketing and other strategic investment spending (that began in the second quarter of 2018), increased labor and incentive compensation costs and store occupancy and depreciation expenses. There was no significant effect on SG&A expense changes from foreign currency translation. SG&A expenses as a percentage of net sales increased 230 basis points compared to 2017, which included the impact of increased marketing and other strategic investment spending, which

TIFFANY & CO.

management believes are necessary to support long-term sales growth. Management intends to maintain such spending at these higher levels for the foreseeable future.

SG&A expenses increased $48.7 million, or 3%, in 2017. Excluding the 2016 items noted in "Non-GAAP Measures," SG&A expenses in 2017 increased $86.7 million, or 5% compared to 2016, largely reflecting increased store occupancy and depreciation expenses and labor and incentive compensation costs. There was no significant effect on SG&A expense changes from foreign currency translation.

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

Earnings from Operations

(in millions)	2018	2017	2016
As reported:
Earnings from operations	$790.3	$809.4	$746.4
Operating margin	17.8%	19.4%	18.7%
Excluding other operating expenses*:
Earnings from operations			$784.4
Operating margin			19.6%
*See "Non-GAAP Measures" above for a description of such excluded operating expenses.
Earnings from operations decreased $19.1 million, or 2% in 2018 and operating margin decreased 160 basis points, reflecting an increase in gross margin, which was more than offset by a higher SG&A expense ratio.

Earnings from operations increased $63.0 million, or 8% in 2017 and operating margin increased 70 basis points, which reflected impairment charges recorded in 2016 (see "Non-GAAP Measures"). When excluding such charges, the decrease in operating margin in 2017 resulted from a higher SG&A expense ratio, partly offset by a higher gross margin.

TIFFANY & CO.

Results by segment were as follows:

(in millions)	2018	% of Net Sales	2017	% of Net Sales	2016	% of Net Sales
Earnings from operations*:
Americas	$386.7	19.7%	$399.0	21.3%	$387.9	21.1%
Asia-Pacific	311.5	25.1	287.7	26.3	258.4	25.9
Japan	237.2	36.9	209.3	35.1	208.1	34.4
Europe	86.2	17.1	90.4	18.5	85.9	18.6
Other	(6.4)	(6.7)	3.6	3.0	4.0	4.3
	1,015.2		990.0		944.3
Unallocated corporate expenses	(224.9)	(5.1)%	(180.6)	(4.3)%	(159.9)	(4.0)%
Earnings from operations before other operating expenses	790.3	17.8%	809.4	19.4%	784.4	19.6%
Other operating expenses	—		—		(38.0)
Earnings from operations	$790.3	17.8%	$809.4	19.4%	$746.4	18.7%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in 2018 compared with 2017 was as follows:

•
Americas – the ratio decreased 160 basis points due to an increase in Selling, general and administrative expenses, including increased marketing and other strategic investment spending and sales deleverage on operating expenses;

•
Asia-Pacific – the ratio decreased 120 basis points due to an increase in Selling, general and administrative expenses, including increased marketing and other strategic investment spending, partly offset by an increase in gross margin;

•
Japan – the ratio increased 180 basis points due to an increase in gross margin (which included the effect of changes in foreign currency exchange rates on inventory purchases), as well as the impact of sales leverage on operating expenses; and

•
Europe – the ratio decreased 140 basis points due to an increase in Selling, general and administrative expenses, including increased marketing and other strategic investment spending, partly offset by an increase in gross margin.

On a segment basis, the ratio of earnings from operations to each segment's net sales in 2017 compared with 2016 was as follows:

•	Americas – the ratio increased 20 basis points due to an improvement in gross margin, partly offset by sales deleverage on operating expenses;

•
Asia-Pacific – the ratio increased 40 basis points due to sales leverage on operating expenses, partly offset by a decrease in gross margin, both attributable to increased wholesale sales in the region;

•
Japan – the ratio increased 70 basis points due to an increase in gross margin (which included the effect of changes in foreign currency exchange rates on inventory purchases), partly offset by sales deleverage on operating expenses; and

•	Europe – the ratio decreased 10 basis points due to sales deleverage on operating expenses, partly offset by an increase in gross margin.

TIFFANY & CO.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased by $44.3 million in 2018 due to (i) increased costs associated with upgrades to the Company's information technology systems, (ii) an $8.5 million charge recorded in the third quarter of 2018 related to the bankruptcy filing of a metals refiner to which the Company entrusted precious scrap metal, and (iii) increased incentive compensation expense. Such expenses increased $20.7 million in 2017, primarily due to an increase in charitable donations to the Tiffany & Co. Foundation, a private foundation organized to support 501(c)(3) charitable organizations, increased costs associated with upgrades to the Company's information technology systems and higher severance costs associated with changes in corporate management.

Interest Expense and Financing Costs

Interest expense and financing costs decreased $2.3 million, or 5%, in 2018 and $4.0 million, or 9%, in 2017.

Other Expense, Net

Other expense, net includes the non-service cost components of net periodic benefit cost, interest income and gains/losses on investment activities and foreign currency transactions. Other expense, net was $7.1 million in 2018, $6.9 million in 2017 and $23.8 million in 2016. The $16.9 million decrease in Other expense, net in 2017 compared to 2016 was primarily due to a decrease in the non-service cost components of net periodic benefit cost and due to increases in gains on sales of marketable securities and interest income.

Provision for Income Taxes

The effective income tax rate was 21.1% in 2018, compared with 51.3% in 2017 and 34.1% in 2016. The effective income tax rate in 2017 reflected the impact of a $146.2 million net charge, or $1.17 per diluted share, related to the enactment of the 2017 Tax Act in December 2017. Excluding this net charge, the effective income tax rate was 32.1% in 2017 (see "Non-GAAP Measures").
The effective income tax rate in 2018 of 21.1% benefited from the favorable impact of the 2017 Tax Act, including the reduction of the U.S. statutory income tax rate to 21% and the introduction of the Foreign Derived Intangible Income deduction. In addition, the effective income tax rate in 2018 was decreased by 210 basis points due to benefits of $15.9 million, or $0.13 per diluted share, recorded in 2018 to adjust charges related to the 2017 Tax Act that were recorded in 2017 and are described below.
The effective income tax rate in 2017 of 51.3% differed from the effective income tax rate in 2016 of 34.1% primarily due to the $146.2 million net charge referenced above. The effective income tax rate in 2017 also differed from 2016 as a result of an increase in the domestic manufacturing deduction, the implementation of ASU 2016-09, which requires excess tax benefits and/or shortfalls related to exercises and vesting of share-based compensation to be recorded in the provision for income taxes rather than in additional paid in capital and lower state taxes, partially offset by the impact of a change in uncertain tax positions primarily attributable to the conclusion of a tax examination during the first quarter of 2016.
On December 22, 2017, the 2017 Tax Act was enacted in the U.S. This enactment resulted in a number of significant changes to U.S. federal income tax law for U.S. taxpayers. On the same date, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which addressed the application of U.S. GAAP in situations in which a registrant did not have necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. Changes in tax law are accounted for in the period of enactment. As such, the Company's 2017 consolidated financial statements reflected the estimated immediate tax effect of the 2017 Tax Act. See "Item 8. Financial Statements and Supplementary Data - Note N. Income Taxes" for additional information on the provisions and impacts of the 2017 Tax Act and SAB 118.

The net charge of $146.2 million recognized in 2017 related to the enactment of the 2017 Tax Act consisted of:

•	Estimated tax expense of $94.8 million, or $0.76 per diluted share, for the impact of the reduction in the U.S. statutory income tax rate on the Company’s deferred tax assets and liabilities,

TIFFANY & CO.

•
Estimated tax expense of $56.0 million, or $0.45 per diluted share, for the one-time transition tax effected via a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits ("Transition Tax"), and

•
A tax benefit of $4.6 million, or $0.04 per diluted share, resulting from the effect of the 21% statutory income tax rate for the month of January 2018 on the Company’s annual statutory income tax rate for the year ended January 31, 2018. Because the Company’s fiscal year ended on January 31, 2018, the Company’s statutory income tax rate for fiscal 2017 was 33.8%, rather than 35.0%.

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

At January 31, 2019, the Company's cash and cash equivalents totaled $792.6 million, of which approximately 25% was held in locations outside the U.S. where the Company has determined to maintain its assertion to indefinitely reinvest undistributed earnings to support its continued expansion and investments in such foreign locations. To the extent the Company were to repatriate such funds, it may incur withholding taxes, state income taxes and the tax expense or benefit associated with foreign currency gains or losses. The Company believes it has sufficient sources of cash in the U.S. to fund its U.S. operations without the need to repatriate those funds held outside the U.S. See "Item 8. Financial Statements and Supplementary Data - Note N. Income Taxes" for additional information. In addition, the Company had Short-term investments of $62.7 million at January 31, 2019.

The following table summarizes cash flows from operating, investing and financing activities:

(in millions)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$531.8	$932.2	$705.7
Investing activities	(29.9)	(481.1)	(236.8)
Financing activities	(674.3)	(421.1)	(386.4)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	12.7	1.9
Net increase in cash and cash equivalents	$(178.1)	$42.7	$84.4

Operating Activities

The Company had net cash inflows from operating activities of $531.8 million in 2018, $932.2 million in 2017 and $705.7 million in 2016. The decrease in 2018 compared to 2017 primarily reflected increases in inventory purchases and cash payments for income taxes. The increase in 2017 compared to 2016 reflected more effective management and timing of payables and reduced payments for income taxes, partly offset by increased inventory purchases. Additionally, the Company made a $120.0 million voluntary contribution to its U.S. pension plan in 2016.

Working Capital. Working capital (current assets less current liabilities) decreased to $3.0 billion at January 31, 2019 from $3.3 billion at January 31, 2018.

Accounts receivable, net at January 31, 2019 were 6% higher than at January 31, 2018.

Inventories, net at January 31, 2019 were 8% higher than at January 31, 2018, which primarily reflected an increase in finished goods inventories. Currency translation had the effect of decreasing Inventories, net by 3% from January 31, 2018.

TIFFANY & CO.

Accounts payable and accrued liabilities at January 31, 2019 were 17% higher than at January 31, 2018, partly reflecting the receipt of an advance payment of $31.1 million during 2018 related to the previous acquisition of the premises containing one of the Company's leased retail stores and an administrative office under compulsory acquisition laws in Australia (see "Item 8. Financial Statements and Supplementary Data – Note J. Commitments and Contingencies" for additional information).

Investing Activities

The Company had net cash outflows from investing activities of $29.9 million in 2018, $481.1 million in 2017 and $236.8 million in 2016. The decrease in net cash outflows in 2018 compared to 2017 was driven by net cash flows resulting from purchases and sales of marketable securities and short-term investments. The increase in net cash outflows in 2017 compared to 2016 was driven by increased net purchases of marketable securities and short-term investments.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had $240.0 million of net sales of marketable securities and short-term investments during 2018, compared with net purchases of marketable securities and short-term investments of $246.6 million in 2017 and $15.7 million in 2016.

Capital Expenditures. Capital expenditures are typically related to the opening, renovation and/or relocation of stores (which represented approximately 60% of capital expenditures in 2018, 2017 and 2016), as well as distribution and manufacturing facilities and ongoing investments in information technology. Capital expenditures were $282.1 million in 2018, $239.3 million in 2017 and $222.8 million in 2016, representing 6% of worldwide net sales in each year.

The Company currently anticipates capital expenditures to be 7 - 9% of worldwide net sales during the fiscal years 2019 through 2021, which includes the expected expenditures for the renovation of its New York Flagship store. Additionally, the renovation of the New York Flagship store is expected to lower diluted earnings per share by approximately $0.10 - $0.15 in fiscal years 2019 through 2021 due to accelerated depreciation charges related to the existing store, preliminary development costs and the incremental costs associated with renting and fitting out the adjacent space that will be utilized to minimize disruptions during the renovation period. Following the completion of this renovation project, the Company currently anticipates capital expenditures returning to historical levels as a percentage of worldwide net sales.

Financing Activities

The Company had net cash outflows from financing activities of $674.3 million in 2018, $421.1 million in 2017 and $386.4 million in 2016.

TIFFANY & CO.

Borrowings. The Company had net (repayments of) proceeds from short-term and long-term borrowings as follows:

(in millions)	2018	2017	2016
Short-term borrowings:
(Repayments of) proceeds from credit facility borrowings, net	$(18.4)	$(67.8)	$14.2
Proceeds from other credit facility borrowings	49.3	39.2	76.8
Repayments of other credit facility borrowings	(32.0)	(96.1)	(83.1)
Net (repayments of) proceeds from short-term borrowings	(1.1)	(124.7)	7.9
Long-term borrowings:
Proceeds from the issuance of long-term debt	—	—	98.1
Repayment of long-term debt	—	—	(97.1)
Net proceeds from long-term borrowings	—	—	1.0
Net (repayments of) proceeds from total borrowings	$(1.1)	$(124.7)	$8.9

Credit Facilities. On October 25, 2018, the Registrant, along with certain of its subsidiaries designated as borrowers thereunder, entered into a five-year multi-bank, multi-currency committed unsecured revolving credit facility, including a letter of credit subfacility, consisting of basic commitments in an amount up to $750.0 million (which commitments may be increased, subject to certain conditions and limitations, at the request of the Registrant) (the “Credit Facility”). The Credit Facility replaced the Registrant’s previously existing $375.0 million four-year unsecured revolving credit facility and $375.0 million five-year unsecured revolving credit facility, which were each terminated and repaid in connection with the Registrant’s entry into the Credit Facility.

The Credit Facility matures in 2023, provided that such maturity may be extended for one or two additional one-year periods at any time with the consent of the applicable lenders, as further described in the agreement governing such facility.

Commercial Paper. In August 2017, the Registrant and one of its wholly owned subsidiaries established a commercial paper program (the "Commercial Paper Program") for the issuance of commercial paper in the form of short-term promissory notes in an aggregate principal amount not to exceed $750.0 million. Borrowings under the Commercial Paper Program may be used for general corporate purposes. The aggregate amount of borrowings that the Company is currently authorized to have outstanding under the Commercial Paper Program and the Registrant's Credit Facility is $750.0 million. The Registrant guarantees the obligations of its wholly owned subsidiary under the Commercial Paper Program. Maturities of commercial paper notes may vary, but cannot exceed 397 days from the date of issuance. Notes issued under the Commercial Paper Program rank equally with the Registrant's present and future unsecured and unsubordinated indebtedness.

Other Credit Facilities. In 2016, the Registrant's wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited, entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 990.0 million ($147.4 million at January 31, 2019) and matures in July 2019.

The weighted-average interest rate for borrowings outstanding under all the Company's credit facilities was 3.69% at January 31, 2019 and 4.35% at January 31, 2018.

Senior Notes. In August 2016, the Registrant issued ¥10.0 billion ($91.8 million at January 31, 2019) of 0.78% Senior Notes due August 2026 (the "Yen Notes") in a private transaction. The Yen Notes bear interest at a rate of 0.78% per annum, payable semi-annually on February 26 and August 26 of each year, commencing February 26, 2017. The proceeds from the issuance of the Yen Notes were used to repay the Registrant's ¥10.0 billion 1.72% Senior Notes due September 2016 upon the maturity thereof.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders' equity was 32% at January 31, 2019 and 31% at January 31, 2018.

TIFFANY & CO.

At January 31, 2019, the Company was in compliance with all debt covenants.

For additional information regarding all of the Company's credit facilities, senior note issuances and other outstanding indebtedness, see "Item 8. Financial Statements and Supplementary Data - Note G. Debt."

In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase ("ASR") or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under this program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund repurchases under the 2018 Program from existing cash at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for repurchase under the 2016 Program. As of January 31, 2019, $635.0 million remained available under the 2018 Program.

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

The Company's share repurchase activity was as follows:

(in millions, except per share amounts)	2018	2017	2016
Cost of repurchases	$421.4	$99.2	$183.6
Shares repurchased and retired	3.5	1.0	2.8
Average cost per share	$121.28	$94.86	$65.24

Proceeds from exercised stock options. The Company's proceeds from exercised stock options were $23.1 million, $54.6 million and $15.3 million in 2018, 2017 and 2016, respectively.

Dividends. The cash dividend on the Company's Common Stock was increased once in each of 2018, 2017 and 2016. The Company's Board of Directors declared quarterly dividends which totaled $2.15, $1.95 and $1.75 per common share in 2018, 2017 and 2016, respectively, with cash dividends paid of $263.8 million, $242.6 million and $218.8 million in those respective years. The dividend payout ratio (dividends as a percentage of net earnings) was 45%, 66% and 49% in 2018, 2017 and 2016, respectively. Dividends as a percentage of adjusted net earnings (see "Non-GAAP Measures") were 47% in 2017 and 2016.

At least annually, the Company's Board of Directors reviews its policies with respect to dividends and share repurchases with a view to actual and projected earnings, cash flows and capital requirements.

Financing Arrangements with Diamond Mining and Exploration Companies

The Company previously provided financing to diamond mining and exploration companies in order to obtain rights to purchase the output from mines owned by these companies. The Company recorded impairment charges totaling $12.6 million during 2016 related to such loans receivable from two diamond mining and exploration companies (see "Item 8. Financial Statements and Supplementary Data - Note B. Summary of Significant Accounting Policies”).

TIFFANY & CO.

Information Systems Assessment

The Company is engaged in a multi-year program to upgrade and/or replace certain of its information systems. As part of this program, the Company concluded that the development of a previous system originally intended to deliver enhanced finished goods inventory management and merchandising capabilities would instead be delivered through further development of the Company’s Enterprise Resource Planning system and the continued implementation of a new order management system. Accordingly, the Company evaluated the costs capitalized in connection with the development of the previous system for impairment in accordance with its policy on the review of long-lived assets (see "Item 8. Financial Statements and Supplementary Data - Note B. Summary of Significant Accounting Policies” and “Note E. Property, Plant and Equipment") and recorded a related pre-tax impairment charge of $25.4 million within SG&A during 2016. The multi-year program is ongoing and, as previously disclosed, may require significant capital expenditures and dedication of resources in both current and future periods.

Contractual Cash Obligations and Commercial Commitments

The following is a summary of the Company's contractual cash obligations at January 31, 2019:

(in millions)	Total	2019	2020-2021	2022-2023	Thereafter
Unrecorded contractual obligations:
Operating leases [a]	$1,507.0	$292.8	$452.0	$324.2	$438.0
Inventory purchase obligations [b]	283.9	283.9	—	—	—
Interest on debt [c]	592.8	35.9	71.8	68.6	416.5
Other contractual obligations [d]	113.8	72.1	21.7	2.7	17.3
Recorded contractual obligations:
Short-term borrowings	113.4	113.4	—	—	—
Long-term debt [e]	891.8	—	—	50.0	841.8
	$3,502.7	$798.1	$545.5	$445.5	$1,713.6

a)
Operating lease obligations do not include obligations for contingent rent, property taxes, insurance and maintenance that are required by most lease agreements. See "Item 8. Financial Statements and Supplementary Data - Note J. Commitments and Contingencies" for a discussion of the Company's operating leases.

b)
The Company will, from time to time, enter into arrangements to purchase rough diamonds that contain minimum purchase obligations. Inventory purchase obligations associated with these agreements have been estimated at approximately $60.0 million for 2019 and are included in this table. Purchases beyond 2019 that are contingent upon mine production have been excluded as they cannot be reasonably estimated.

c)	Excludes interest payments on amounts outstanding under available lines of credit, as the outstanding amounts fluctuate based on the Company's working capital needs.

d)
Consists primarily of technology licensing and service contracts, fixed royalty commitments, construction-in-progress and packaging supplies; also includes the remaining Transition Tax liability. See "Item 8. Financial Statements and Supplementary Data - Note N. Income Taxes" for additional information.

e)	Amounts exclude any unamortized discount or premium.

The summary above does not include the following items:

•
Cash contributions to the Company's pension plan and cash payments for other postretirement obligations. The Company funds its U.S. pension plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash contribution was required in 2018 and none is required in 2019 to meet the minimum funding requirements of the Employee Retirement Income Security Act. However, the Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan and made voluntary cash contributions of $11.8 million in 2018, $15.0 million in 2017 and $120.0 million in 2016. The Company also made such a contribution of $30.0 million

TIFFANY & CO.

in March 2019. The Company does not currently expect to make any additional contributions in 2019. This expectation is subject to change based on management's assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions.

•
Unrecognized tax benefits of $17.3 million and accrued interest and penalties of $4.2 million at January 31, 2019. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the examinations may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes.

The following is a summary of the Company's outstanding borrowings and available capacity under its credit facilities at January 31, 2019:

(in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit Issued	Available Capacity
Five-year revolving credit facility a, b	$750.0	$13.5	$6.1	$730.4
Other credit facilities [c]	283.0	99.9	—	183.1
	$1,033.0	$113.4	$6.1	$913.5

a)	Matures in 2023.

b)
The aggregate amount of borrowings that the Company is currently authorized to have outstanding under the Commercial Paper Program and the Credit Facility is $750.0 million. As of January 31, 2019, there were no borrowings outstanding under the Commercial Paper Program.

c)	Maturities through 2019.

In addition, the Company has other available letters of credit and financial guarantees of $77.7 million, of which $28.3 million was outstanding at January 31, 2019. Of those available letters of credit and financial guarantees, $64.1 million expires within one year.

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

Inventory. The Company writes down its inventory for discontinued and slow-moving products. This write-down is equal to the difference between the cost of inventory and its net realizable value, and is based on assumptions about future demand and market conditions. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company has not made any material changes in the accounting methodology used to establish its reserve for discontinued and slow-moving products during the past three years. At January 31, 2019, a 10% change in the reserve for discontinued and slow-moving products would have resulted in a change of $8.1 million in inventory and cost of sales.

TIFFANY & CO.

Property, plant and equipment and intangible assets and key money. The Company reviews its property, plant and equipment and intangible assets and key money for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of these assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company did not record any significant impairment charges in 2018. In 2017, the Company recorded aggregate impairment charges of $10.0 million related to property, plant and equipment. In 2016, the Company recorded an impairment charge of $25.4 million associated with software costs capitalized in connection with the development of a finished goods inventory management and merchandising information system (see "Item 8. Financial Statements and Supplementary Data - Note B. Summary of Significant Accounting Policies" and "Note E. Property, Plant and Equipment" for additional information).

Goodwill. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year, or when circumstances otherwise indicate an evaluation should be performed. A qualitative assessment is first performed for each reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, an evaluation, based upon discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions. The 2018, 2017 and 2016 evaluations resulted in no impairment charges.

Income taxes. The Company is subject to income taxes in U.S. federal and state, as well as foreign, jurisdictions. The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations. Significant judgments, interpretations and estimates are required in determining consolidated income tax expense. The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best assessment of estimated current and future taxes to be paid.

Foreign and domestic tax authorities periodically audit the Company's income tax returns. These audits often examine and test the factual and legal basis for positions the Company has taken in its tax filings with respect to its tax liabilities, including the timing and amount of income and deductions and the allocation of income among various tax jurisdictions ("tax filing positions"). Management believes that its tax filing positions are reasonable and legally supportable. However, in specific cases, various tax authorities may take a contrary position. In evaluating the exposures associated with the Company's various tax filing positions, management records reserves using a more likely-than-not recognition threshold for tax benefits related to the income tax positions taken or expected to be taken. Earnings could be affected to the extent the Company prevails in matters for which reserves have been established or is required to pay amounts in excess of established reserves. At January 31, 2019, total unrecognized tax benefits were $17.3 million. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $6.0 million in the next 12 months; however management does not currently anticipate a corresponding impact on net earnings. Future developments may result in a change in this assessment.
In evaluating the Company's likelihood to recover its deferred tax assets within the jurisdiction from which they arise, management considers all available evidence. The Company records valuation allowances when management determines it is more likely than not that deferred tax assets will not be realized in the future.
Following the enactment of the 2017 Tax Act on December 22, 2017, the SEC issued SAB 118 to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. Specifically, SAB 118 provided a measurement period for companies to evaluate the impacts of the 2017 Tax Act on their financial statements. This measurement period began in the reporting period that included the enactment date and ended when an entity obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements, but could not exceed one year. The Company adopted the provisions of SAB 118 with respect to the impact of the 2017 Tax Act on its 2017 consolidated financial statements.
Consistent with SAB 118, the Company calculated and recorded reasonable estimates in its 2017 consolidated financial statements for the impact of the Transition Tax and the remeasurement of its deferred tax assets and deferred tax liabilities. The Company also adopted the provisions of SAB 118 as it related to the assertion of the indefinite reinvestment of foreign earnings and profits. The charges recorded during the fourth quarter of 2017 associated with the Transition Tax and the remeasurement of the Company's deferred tax assets and deferred tax

TIFFANY & CO.

liabilities, as a result of applying the 2017 Tax Act, represented provisional amounts for which the Company's analysis was incomplete but reasonable estimates could be determined. Further, the impact of the 2017 Tax Act on the Company's assertion to indefinitely reinvest foreign earnings and profits was incomplete, as the Company continued to analyze the relevant provisions of the 2017 Tax Act and related accounting guidance.
During 2018, as permitted by SAB 118, the Company completed its analyses under the 2017 Tax Act, including those related to: (i) the provisional estimate recorded during 2017 for the Transition Tax; (ii) the provisional estimate recorded during 2017 to remeasure the Company's deferred tax assets and liabilities; and (iii) the Company's assertion to indefinitely reinvest undistributed foreign earnings and profits.

As a result of completing these analyses, during 2018, the Company: (i) recorded tax benefits totaling $12.6 million to adjust the provisional estimate recorded in 2017 to remeasure the Company's deferred tax assets and liabilities; (ii) recorded tax benefits totaling $3.3 million to adjust the provisional estimate recorded in 2017 for the Transition Tax; and (iii) determined to maintain its assertion to indefinitely reinvest undistributed foreign earnings and profits.
For additional information, see "Item 8. Financial Statements and Supplementary Data - Note N. Income Taxes."
Employee benefit plans. The Company maintains several pension and retirement plans and provides certain postretirement healthcare and life insurance benefits for retired employees. The Company makes certain assumptions that affect the underlying estimates related to pension and other postretirement costs. Significant changes in interest rates, the market value of securities and projected healthcare costs would require the Company to revise key assumptions and could result in a higher or lower charge to earnings.

The Company used a discount rate of 4.0% to determine 2018 expense for its U.S. Qualified Plan and its postretirement plans and 3.75% for its Excess Plan/SRIP. Holding all other assumptions constant, a 0.5% increase in the discount rates would have decreased 2018 pension and postretirement expenses by $6.1 million and $0.6 million, respectively. A decrease of 0.5% in the discount rates would have increased the 2018 pension and postretirement expenses by $6.8 million and $0.7 million, respectively. The discount rate is subject to change each year, consistent with changes in the yield on applicable high-quality, long-term corporate bonds. Management selects a discount rate at which pension and postretirement benefits could be effectively settled based on (i) an analysis of expected benefit payments attributable to current employment service and (ii) appropriate yields related to such cash flows.

The Company used an expected long-term rate of return on pension plan assets of 7.00% to determine its 2018 pension expense. Holding all other assumptions constant, a 0.5% change in the long-term rate of return would have changed the 2018 pension expense by $2.4 million. The expected long-term rate of return on pension plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan's current asset mix, investment strategy and the historical performance of plan assets.

For postretirement benefit measurement purposes, a 6.75% annual rate of increase in the per capita cost of covered health care was assumed for 2018. The rate was assumed to decrease gradually to 4.75% by 2023 and remain at that level thereafter. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the Company's accumulated postretirement benefit obligation for the year ended January 31, 2019 or aggregate service and interest cost components of the 2018 postretirement expense.

2019 Outlook

Management's guidance for fiscal 2019 includes: (i) worldwide net sales increasing by a low-single-digit percentage over the prior year as reported (and slightly higher on a constant-exchange-rate basis); (ii) net earnings per diluted share increasing by a mid-single-digit percentage; and (iii) an expected decline in net earnings per diluted share in the first half of the year, reflecting sales pressures (from the effect of a stronger U.S. dollar, lower foreign tourist spending and comparisons to strong growth in last year's first half) as well as expenses related to higher strategic investment spending that began in the second quarter of 2018, among other factors. These expectations are approximations and are based on the Company's plans and assumptions for the full year, including: (i) a low-single-digit increase in comparable sales, with varying results across the regions; (ii) worldwide gross retail square footage increasing 3%, net through eight store openings, six closings and 15 relocations; (iii) operating margin slightly above the prior year; (iv) interest and other expenses, net slightly lower than the prior year; (v) an effective income tax rate

TIFFANY & CO.

of approximately 23%; (vi) a stronger U.S. dollar on a year-over-year basis; and (vii) a modest effect on EPS from share repurchases.

Management also expects: (i) net cash provided by operating activities of at least $750 million and (ii) free cash flow (see "Non-GAAP Measures") of at least $400 million. These expectations are approximations and are based on the Company's plans and assumptions for the full year, including: (i) minimal growth in net inventories for the full year, (ii) capital expenditures of $350 million and (iii) net earnings in line with management's expectations, as described above.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts or put option contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of January 31, 2019 is 12 months. At January 31, 2019 and 2018, the aggregate fair value of the Company's outstanding foreign exchange forwards was a net liability of $2.1 million and a net liability of $5.1 million, respectively.

The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of January 31, 2019, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in billions)	(in millions)
July 2016	October 1, 2024	¥10.6	$100.0
March 2017	April 1, 2027	11.0	96.1
May 2017	April 1, 2027	5.6	50.0

At January 31, 2019, the aggregate fair value of the Company's outstanding cross-currency swaps was a net liability of $19.9 million.

At January 31, 2019, for all of the contracts and swaps noted above, a 10% decrease in the hedged foreign currency exchange rates from the prevailing market rates would have resulted in a liability with a fair value of approximately $101.0 million.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. If the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The maximum term of the Company's outstanding precious metal forward contracts and collars as of January 31, 2019 is 17 months. At January 31, 2019 and 2018, the aggregate fair value of the Company's outstanding precious metal derivative instruments was a net asset of $2.5 million and a net asset of $1.7 million, respectively. At January 31, 2019, a 10% decrease in precious metal prices from the prevailing market rates would have resulted in a liability with a fair value of approximately $12.0 million.

TIFFANY & CO.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Tiffany & Co.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tiffany & Co. (the "Company") and its subsidiaries as of January 31, 2019 and 2018, and the related consolidated statements of earnings, of comprehensive earnings, of stockholders' equity, and of cash flows for each of the three years in the period ended January 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

TIFFANY & CO.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 22, 2019

We have served as the Company's auditor since 1984.

TIFFANY & CO.

CONSOLIDATED BALANCE SHEETS

	January 31,
(in millions, except per share amounts)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$792.6	$970.7
Short-term investments	62.7	320.5
Accounts receivable, net	245.4	231.2
Inventories, net	2,428.0	2,253.5
Prepaid expenses and other current assets	230.8	207.4
Total current assets	3,759.5	3,983.3

Property, plant and equipment, net	1,026.7	990.5
Deferred income taxes	215.8	188.2
Other assets, net	331.0	306.1
	$5,333.0	$5,468.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$113.4	$120.6
Accounts payable and accrued liabilities	513.4	437.4
Income taxes payable	21.4	89.4
Merchandise credits and deferred revenue	69.9	77.4
Total current liabilities	718.1	724.8

Long-term debt	883.4	882.9
Pension/postretirement benefit obligations	312.4	287.4
Deferred gains on sale-leasebacks	31.1	40.5
Other long-term liabilities	257.1	284.3

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 121.5 and 124.5	1.2	1.2
Additional paid-in capital	1,275.4	1,256.0
Retained earnings	2,045.6	2,114.2
Accumulated other comprehensive loss, net of tax	(204.8)	(138.0)
Total Tiffany & Co. stockholders' equity	3,117.4	3,233.4
Non-controlling interests	13.5	14.8
Total stockholders' equity	3,130.9	3,248.2
	$5,333.0	$5,468.1

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended January 31,
(in millions, except per share amounts)	2019	2018	2017
Net sales	$4,442.1	$4,169.8	$4,001.8
Cost of sales	1,631.1	1,559.1	1,502.8
Gross profit	2,811.0	2,610.7	2,499.0
Selling, general and administrative expenses	2,020.7	1,801.3	1,752.6
Earnings from operations	790.3	809.4	746.4
Interest expense and financing costs	39.7	42.0	46.0
Other expense, net	7.1	6.9	23.8
Earnings from operations before income taxes	743.5	760.5	676.6
Provision for income taxes	157.1	390.4	230.5
Net earnings	$586.4	$370.1	$446.1
Net earnings per share:
Basic	$4.77	$2.97	$3.57
Diluted	$4.75	$2.96	$3.55
Weighted-average number of common shares:
Basic	122.9	124.5	125.1
Diluted	123.5	125.1	125.5

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Years Ended January 31,
(in millions)	2019	2018	2017
Net earnings	$586.4	$370.1	$446.1
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(60.2)	95.7	(8.4)
Unrealized (loss) gain on marketable securities	—	(2.6)	1.8
Unrealized (loss) gain on hedging instruments	(1.6)	(6.8)	10.7
Unrealized (loss) gain on benefit plans	(6.8)	31.9	17.8
Total other comprehensive (loss) earnings, net of tax	(68.6)	118.2	21.9
Comprehensive earnings	$517.8	$488.3	$468.0

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
(in millions)				Shares	Amount
Balance at January 31, 2016	$2,929.5	$2,012.5	$(278.1)	126.8	$1.3	$1,175.7	$18.1
Exercise of stock options and vesting of restricted stock units ("RSUs")	12.5	—	—	0.5	—	12.5	—
Tax effect of exercise of stock options and vesting of RSUs	(0.5)	—	—	—	—	(0.5)	—
Share-based compensation expense	24.5	—	—	—	—	24.5	—
Purchase and retirement of Common Stock	(183.6)	(161.5)	—	(2.8)	(0.1)	(22.0)	—
Cash dividends on Common Stock	(218.8)	(218.8)	—	—	—	—	—
Other comprehensive earnings, net of tax	21.9	—	21.9	—	—	—	—
Net earnings	446.1	446.1	—	—	—	—	—
Non-controlling interests	(3.2)	—	—	—	—	—	(3.2)
Balance at January 31, 2017	3,028.4	2,078.3	(256.2)	124.5	1.2	1,190.2	14.9
Exercise of stock options and vesting of RSUs	54.6	—	—	1.1	—	54.6	—
Shares withheld related to net share settlement of share-based compensation	(8.6)	—	—	(0.1)	—	(8.6)	—
Share-based compensation expense	28.2	—	—	—	—	28.2	—
Purchase and retirement of Common Stock	(99.2)	(90.8)	—	(1.0)	—	(8.4)	—
Cash dividends on Common Stock	(242.6)	(242.6)	—	—	—	—	—
Accrued dividends on share-based awards	(0.8)	(0.8)	—	—	—	—	—
Other comprehensive earnings, net of tax	118.2	—	118.2	—	—	—	—
Net earnings	370.1	370.1	—	—	—	—	—
Non-controlling interests	(0.1)	—	—	—	—	—	(0.1)
Balance at January 31, 2018	3,248.2	2,114.2	(138.0)	124.5	1.2	1,256.0	14.8
Exercise of stock options and vesting of RSUs	23.1	—	—	0.6	—	23.1	—
Shares withheld related to net share settlement of share-based compensation	(8.6)	—	—	(0.1)	—	(8.6)	—
Share-based compensation expense	34.1	—	—	—	—	34.1	—
Purchase and retirement of Common Stock	(421.4)	(392.1)	—	(3.5)	—	(29.3)	—
Cash dividends on Common Stock	(263.8)	(263.8)	—	—	—	—	—
Accrued dividends on share-based awards	(1.1)	(1.2)	—	—	—	0.1	—
Cumulative effect adjustment from adoption of new accounting standards	3.9	2.1	1.8	—	—	—	—
Other comprehensive earnings, net of tax	(68.6)	—	(68.6)	—	—	—	—
Net earnings	586.4	586.4	—	—	—	—	—
Non-controlling interests	(1.3)	—	—	—	—	—	(1.3)
Balance at January 31, 2019	$3,130.9	$2,045.6	$(204.8)	121.5	$1.2	$1,275.4	$13.5

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in millions)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$586.4	$370.1	$446.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	229.0	206.9	208.5
Amortization of gain on sale-leasebacks	(8.4)	(8.2)	(8.5)
Provision for inventories	54.4	28.9	19.2
Deferred income taxes	(21.3)	96.8	46.1
Provision for pension/postretirement benefits	35.7	35.0	45.4
Share-based compensation expense	34.1	28.0	24.3
Loan impairment charges	—	3.0	12.6
Asset impairment charges	—	10.0	25.4
Gains on sales of marketable securities	2.3	(3.5)	—
Changes in assets and liabilities:
Accounts receivable	(30.8)	7.0	(19.2)
Inventories	(270.5)	(52.9)	54.8
Prepaid expenses and other current assets	(11.3)	(28.8)	33.6
Other assets, net	(22.2)	(3.7)	0.8
Accounts payable and accrued liabilities	53.7	98.8	(21.7)
Income taxes payable	(104.6)	149.7	(39.3)
Merchandise credits and deferred revenue	(1.0)	6.2	1.5
Other long-term liabilities	6.3	(11.1)	(123.9)
Net cash provided by operating activities	531.8	932.2	705.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(154.1)	(598.0)	(125.5)
Proceeds from sales of marketable securities and short-term investments	394.1	351.4	109.8
Capital expenditures	(282.1)	(239.3)	(222.8)
Other, net	12.2	4.8	1.7
Net cash used in investing activities	(29.9)	(481.1)	(236.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from credit facility borrowings, net	(18.4)	(67.8)	14.2
Proceeds from other credit facility borrowings	49.3	39.2	76.8
Repayment of other credit facility borrowings	(32.0)	(96.1)	(83.1)
Proceeds from the issuance of long-term debt	—	—	98.1
Repayment of long-term debt	—	—	(97.1)
Repurchase of Common Stock	(421.4)	(99.2)	(183.6)
Proceeds from exercised stock options	23.1	54.6	15.3
Payments related to tax withholding for share-based payment arrangements	(8.6)	(8.7)	(2.9)
Cash dividends on Common Stock	(263.8)	(242.6)	(218.8)
Distribution to non-controlling interest	(0.3)	(0.5)	(3.8)
Financing fees	(2.2)	—	(1.5)
Net cash used in financing activities	(674.3)	(421.1)	(386.4)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	12.7	1.9
Net (decrease) increase in cash and cash equivalents	(178.1)	42.7	84.4
Cash and cash equivalents at beginning of year	970.7	928.0	843.6
Cash and cash equivalents at end of year	$792.6	$970.7	$928.0
See notes to consolidated financial statements.

TIFFANY & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	NATURE OF BUSINESS

Tiffany & Co. (the "Registrant") is a holding company that operates through Tiffany and Company ("Tiffany") and the Registrant's other subsidiary companies (collectively, the "Company"). The Registrant, through its subsidiaries, designs and manufactures products and operates TIFFANY & CO. retail stores worldwide, and also sells its products through Internet, catalog, business-to-business and wholesale distribution. The Company's principal merchandise offering is jewelry (representing 92% of worldwide net sales in 2018); it also sells watches, home and accessories products and fragrances.

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

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds as well as earnings from third-party licensing agreements.

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

Certain prior year amounts have been reclassified to conform with the current year presentation. In connection with the adoption of ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, certain items have been reclassified on the consolidated statements of earnings for the years ended January 31, 2018 and 2017. See "Recently Adopted Accounting Standards" below for additional information.

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

Short-Term Investments

The Company's short-term investments consist of time deposits and are carried at fair value. At the time of purchase, management determines the appropriate classification of these investments and reevaluates such designation as of each balance sheet date.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts must be received by the Company. For all Credit Receivables, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At January 31, 2019, the carrying amount of the Credit Receivables (recorded in Accounts receivable, net) was $87.0 million, of which 98% was considered current. Finance charges earned on Credit Receivables accounts were not significant.

Financing Arrangements. The Company previously provided financing to diamond mining and exploration companies in order to obtain rights to purchase the mine's output. As of January 31, 2017, the Company had a $43.8 million financing arrangement (the "Loan") with Koidu Limited (previously Koidu Holdings S.A.) ("Koidu"). However, the Company previously recorded impairment charges totaling $42.1 million related to the Loan (including $4.2 million in 2016), resulting in a net carrying amount of $1.7 million as of January 31, 2017. In 2017, the Company sold its interest in the Loan to Koidu's largest creditor for $1.7 million. Additionally, the Company and Koidu entered into an agreement to terminate the supply agreement between the parties.

The Company also recorded an impairment charge of $8.4 million during the fiscal year ended January 31, 2017 related to a separate financing arrangement with another diamond mining and exploration company.

At January 31, 2019, accounts receivable allowances totaled $31.5 million compared to $17.2 million at January 31, 2018, with $12.2 million of the increase at January 31, 2019 due to the adoption of ASU 2014-09, which

TIFFANY & CO.

requires sales returns reserves to be presented on a gross basis on the consolidated balance sheet, with the asset related to merchandise expected to be returned recorded outside of Accounts receivable, net.

Inventories

Inventories are valued at the lower of cost or net realizable value using the average cost method, except for certain diamond and gemstone jewelry, which uses the specific identification method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Machinery and equipment	5-15 years
Office equipment	3-8 years
Software	5-10 years
Furniture and fixtures	3-10 years

Leasehold improvements and building improvements are amortized over the shorter of their estimated useful lives (primarily ranging from 8-10 years) or the related lease terms or building life, respectively. Maintenance and repair costs are charged to earnings while expenditures for major renewals and improvements are capitalized. Upon the disposition of property, plant and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss is reflected in current earnings.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company's capitalized interest costs were not significant in 2018, 2017 or 2016.

Information Systems Development Costs

Eligible costs incurred during the development stage of information systems projects are capitalized and amortized over the estimated useful life of the related project. Eligible costs include those related to the purchase, development, and installation of the related software. Costs incurred prior to the development stage, as well as costs for maintenance, data conversion, training, and other general and administrative costs, are expensed as incurred. Costs that are capitalized are included in Property, plant and equipment, net in Construction-in-progress while in the development stage and in Software once placed into service.

Capitalized software costs are subject to the Company's accounting policy related to the review of long-lived assets for impairment. See "Impairment of Long-Lived Assets" below for further details.

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

TIFFANY & CO.

The following table summarizes intangible assets and key money, included in Other assets, net, as follows:

	January 31, 2019		January 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product rights	$48.9	$(16.0)	$48.9	$(13.5)
Key money	34.1	(6.0)	36.8	(5.5)
Trademarks	2.5	(2.5)	2.5	(2.5)
	$85.5	$(24.5)	$88.2	$(21.5)

Amortization of intangible assets and key money was $3.4 million for the years ended January 31, 2019, 2018 and 2017. Amortization expense is estimated to be $3.5 million in each of the next five years.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination. Goodwill is evaluated for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the value of goodwill may be impaired. A qualitative assessment is first performed for each reporting unit to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation, based on discounted cash flows, is performed and requires management to estimate future cash flows, growth rates and economic and market conditions. If the quantitative evaluation indicates that goodwill is not recoverable, an impairment loss is calculated and recognized during that period. At January 31, 2019 and 2018, goodwill, included in Other assets, net, consisted of the following by reportable segment:

(in millions)	Americas	Asia-Pacific	Japan	Europe	Other	Total
January 31, 2017	$12.1	$0.3	$1.0	$1.1	$23.9	$38.4
Translation	0.1	—	—	—	0.6	0.7
January 31, 2018	12.2	0.3	1.0	1.1	24.5	39.1
Translation	(0.1)	—	—	—	(0.3)	(0.4)
January 31, 2019	$12.1	$0.3	$1.0	$1.1	$24.2	$38.7

The Company recorded no impairment charges related to goodwill in 2018, 2017 or 2016.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets (such as property, plant and equipment) other than goodwill for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. There were no significant impairment charges related to long-lived assets during 2018. In 2017, the Company recorded aggregate impairment charges of $10.0 million related to property, plant and equipment. In 2016, the Company recorded an impairment charge of $25.4 million associated with the software costs capitalized in connection with the development of a finished goods inventory management and merchandising information system (see "Note E. Property, Plant and Equipment" for additional information).

Hedging Instruments

The Company uses derivative financial instruments to mitigate a portion of its foreign currency, precious metal price and interest rate exposures. Derivative instruments are recorded on the consolidated balance sheet at their fair values, as either assets or liabilities, with an offset to current or other comprehensive earnings, depending on

TIFFANY & CO.

whether a derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction.
Marketable Securities

The Company's marketable securities primarily consist of investments in mutual funds and are recorded within Other assets, net, at fair value with realized and unrealized gains and losses recorded in earnings. Marketable securities are held for an indefinite period of time, but may be sold in the future as changes in market conditions or economic factors occur. The fair value of marketable securities is determined based on prevailing market prices.

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

In 2018, the Company recognized net sales of approximately $34.0 million related to the Merchandise credits and deferred revenue balance that existed at January 31, 2018.

Revenue Recognition

The following table disaggregates the Company's net sales by major source:

	Years Ended January 31,
(in millions)	2019	2018	2017
Net sales*:
Jewelry collections	$2,374.1	$2,146.6	$1,991.0
Engagement jewelry	1,157.4	1,111.9	1,174.9
Designer jewelry	544.5	551.2	529.1
All other	366.1	360.1	306.8
	$4,442.1	$4,169.8	$4,001.8
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

Shipping and handling fees billed to customers are recognized in net sales when control of the underlying merchandise is transferred to the customer. The related shipping and handling charges incurred by the Company represent fulfillment activities and are included in Cost of sales.

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

Cost of Sales

Cost of sales includes costs to internally manufacture merchandise (primarily metals, gemstones, labor and overhead), costs related to the purchase of merchandise from third-parties, inbound freight, purchasing and receiving, inspection, warehousing, internal transfers and other costs associated with distribution and merchandising. Cost of sales also includes royalty fees paid to outside designers and customer shipping and handling charges.

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

Advertising, Marketing, Public and Media Relations Costs

Advertising, marketing, public and media relations costs include media, production, catalogs, Internet, marketing events, visual merchandising costs (in-store and window displays) and other related costs. In 2018, 2017 and 2016, these costs totaled $394.1 million, $314.9 million and $299.0 million, respectively, representing 8.9%, 7.6% and 7.5% of worldwide net sales, respectively. Media and production costs for print and digital advertising are expensed as incurred, while catalog costs are expensed upon first distribution.

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

TIFFANY & CO.

Foreign Currency

The functional currency of most of the Company's foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss, net of tax within stockholders' equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded net losses resulting from foreign currency transactions of $5.3 million, $5.3 million and $4.8 million within Other expense, net in 2018, 2017 and 2016, respectively.

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

The Company accounts for the impact of changes in tax legislation in the period in which the legislation is enacted. The 2017 U.S. Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted on December 22, 2017 in the U.S. On that date, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 118 ("SAB 118"), which addressed the application of U.S. GAAP in situations in which a registrant did not have necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company accounted for the 2017 Tax Act in accordance with the provisions of SAB 118. See "Note N. Income Taxes" for additional information on the provisions and impacts of the 2017 Tax Act and the completion of the related analyses during 2018, as permitted by SAB 118.

Earnings Per Share ("EPS")

Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

TIFFANY & CO.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Years Ended January 31,
(in millions)	2019	2018	2017
Net earnings for basic and diluted EPS	$586.4	$370.1	$446.1
Weighted-average shares for basic EPS	122.9	124.5	125.1
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.6	0.6	0.4
Weighted-average shares for diluted EPS	123.5	125.1	125.5

For the years ended January 31, 2019, 2018 and 2017, there were 0.7 million, 0.6 million and 1.3 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect, respectively.

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

This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and must be adopted using a modified retrospective approach, which requires lessees and lessors to recognize and measure all leases within the scope of this ASU using one of the following transition methods: (i) as of the beginning of the earliest comparative period presented in the financial statements, or (ii) as of the beginning of the period in which this ASU is adopted. The Company elected to adopt the ASU in the first quarter of 2019 by applying its provisions prospectively and recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of February 1, 2019. The Company also elected the package of practical expedients permitted under the transition guidance, which provides that an entity need not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company also elected to not reassess lease terms using hindsight and expects to combine lease and non-lease components for new leases subsequent to February 1, 2019.

The Company estimates the following impacts to its consolidated balance sheet as of February 1, 2019:

•	The establishment of a lease liability of approximately $1.2 billion and

•	The reclassification of $31.1 million of deferred gains on sale-leasebacks to opening retained earnings.

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

TIFFANY & CO.

ASU are required prospectively in all interim periods and fiscal years ending after the date of adoption. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for the reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the tax effects on deferred tax items included within AOCI (referred to in the ASU as "stranded tax effects") resulting from the reduction of the U.S. federal statutory income tax rate to 21% from 35% that was effected by the 2017 Tax Act. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2018-02 will result in a reclassification from AOCI to retained earnings, and will have no impact on the Company's results of operations, financial position or cash flows.

In August 2018, the FASB issued ASU 2018-15 - Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The core principle of the guidance is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 for one year to interim and annual reporting periods beginning after December 15, 2017. Early adoption was also permitted as of the original effective date (interim and annual periods beginning after December 15, 2016) and full or modified retrospective application was permitted. Subsequently, the FASB issued a number of ASU's amending ASU 2014-09 and providing further guidance related to revenue recognition, which management evaluated. The effective date and transition requirements for these amendments were the same as ASU 2014-09, as amended by ASU 2015-14. Management adopted this guidance on February 1, 2018 using the modified retrospective approach. The impact of the adoption of ASU 2014-09 on the Company's consolidated financial statements is as follows:

•
The Company's revenue is primarily generated from the sale of finished products to customers (primarily through the retail, e-commerce or wholesale channels). The Company's performance obligations underlying such sales, and the timing of revenue recognition related thereto, remain substantially unchanged following the adoption of this ASU.

•
The Company now recognizes breakage income on gift cards and merchandise credits (which represents income recognized from the customer's unexercised right to receive merchandise through the redemption of such gift cards and merchandise credits) based on the historical pattern of gift card and merchandise credit redemptions. Breakage income recognized during 2018 was not significant.

•
This ASU requires sales returns reserves to be presented on a gross basis on the consolidated balance sheet, with the asset related to merchandise expected to be returned recorded outside of Accounts receivable, net. Prior to the adoption of this ASU, sales returns reserves were recorded on a net basis within Accounts receivable, net.

TIFFANY & CO.

The impact of the adoption of ASU 2014-09 on the Company's consolidated balance sheet was as follows:

	January 31, 2019
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Increase/(Decrease)
Assets
Accounts receivable, net	$245.4	$257.6	$(12.2)
Prepaid expenses and other current assets	230.8	218.6	12.2

There was no significant impact from the adoption of ASU 2014-09 on the Company's consolidated statement of earnings or consolidated statement of cash flows.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption was permitted and the amendments are applied using a retrospective method. Management adopted this ASU on February 1, 2018. The adoption of this ASU did not have any impact on the consolidated statements of cash flows and related disclosures.

In October 2016, the FASB issued ASU 2016-16 – Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This ASU eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Therefore, under this guidance, an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption was permitted as of the first interim period of 2017. The amendments in this ASU were required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management adopted this ASU on February 1, 2018. The adoption of this ASU did not have any impact on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07 - Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under this ASU, only the service cost component of the net periodic benefit cost is presented in the same income statement line item as other employee compensation costs arising from services rendered during the period, while the non-service cost components of net periodic benefit cost are required to be presented in the income statement separate from Earnings from operations. In addition, only the service cost component is eligible for capitalization in assets. This ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments in this ASU were applied retrospectively for the presentation of the components of net periodic benefit cost other than service cost in the statement of earnings, and prospectively for the capitalization of the service cost component. Management adopted this ASU on February 1, 2018 using the practical expedient permitted by this ASU and reclassified the non-service cost components of the net periodic benefit cost from within Earnings from operations to Other expense, net. This increased Earnings from operations for the years ended January 31, 2018 and 2017 by $14.9 million (with $6.0 million reclassified from Cost of sales and $8.9 million reclassified from SG&A expenses) and $25.2 million (with $8.7 million reclassified from Cost of sales and $16.5 million reclassified from SG&A expenses), respectively, but had no impact on Net earnings for those periods. The requirement set forth under this ASU that allows only the service cost component of net periodic benefit cost to be capitalized did not have a significant impact on the Company's results of operations in 2018.

In May 2017, the FASB issued ASU 2017-09 - Compensation-Stock Compensation: Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. This guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. This ASU was effective prospectively for annual periods beginning after December 15, 2017 and early adoption was permitted. Management adopted this ASU on February 1, 2018 and applies the provisions of this ASU to any share-based payment awards modified on or after February 1, 2018.

TIFFANY & CO.

C.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:

	Years Ended January 31,
(in millions)	2019	2018	2017
Interest, net of interest capitalization	$40.6	$41.5	$40.6
Income taxes	$291.4	$156.2	$213.9

Supplemental noncash investing and financing activities:

	January 31,
(in millions)	2019	2018	2017
Accrued capital expenditures	$11.0	$20.1	$10.7

D.	INVENTORIES

	January 31,
(in millions)	2019	2018
Finished goods	$1,484.3	$1,314.6
Raw materials	781.8	821.4
Work-in-process	161.9	117.5
Inventories, net	$2,428.0	$2,253.5

E.	PROPERTY, PLANT AND EQUIPMENT

	January 31,
(in millions)	2019	2018
Land	$41.8	$41.8
Buildings	122.6	123.0
Leasehold and building improvements	1,378.1	1,328.6
Office equipment	286.0	267.4
Software	452.2	353.2
Furniture and fixtures	315.0	311.6
Machinery and equipment	197.8	187.4
Construction-in-progress	98.7	105.1
	2,892.2	2,718.1
Accumulated depreciation and amortization	(1,865.5)	(1,727.6)
	$1,026.7	$990.5

Depreciation and amortization expense for the years ended January 31, 2019, 2018 and 2017 was $223.6 million, $200.8 million and $202.5 million, respectively.

TIFFANY & CO.

Information Systems Assessment. The Company is engaged in a multi-year program to upgrade and/or replace certain of its information systems. As part of this program, the Company concluded that the development of a previous system originally intended to deliver enhanced finished goods inventory management and merchandising capabilities would instead be delivered through further development of the Company's Enterprise Resource Planning system and the continued implementation of a new order management system. Accordingly, the Company evaluated the costs capitalized in connection with the development of the previous system for impairment in accordance with its policy on the review of long-lived assets (see "Note B. Summary of Significant Accounting Policies”) and recorded a related pre-tax impairment charge of $25.4 million within SG&A during 2016.

F.	ACCOUNTS PAYABLE AND ACCRUED LIABILTIES

	January 31,
(in millions)	2019	2018
Accounts payable - trade	$217.1	$201.5
Accrued compensation and commissions	120.9	110.0
Other	175.4	125.9
	$513.4	$437.4

G.	DEBT

		January 31,
(in millions)	2019	2018
Short-term borrowings:
Credit Facilities	$13.5	$33.5
Other credit facilities	99.9	87.1
	$113.4	$120.6

Long-term debt:
Unsecured Senior Notes:
2012 4.40% Series B Notes, due July 2042 [a]	$250.0	$250.0
2014 3.80% Senior Notes, due October 2024 [b,c]	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [b,c]	300.0	300.0
2016 0.78% Senior Notes, due August 2026 [b,d]	91.8	91.9
	891.8	891.9
Less unamortized discounts and debt issuance costs	8.4	9.0
	$883.4	$882.9

[a]	The agreements governing these Senior Notes require repayments of $50.0 million in aggregate every five years beginning in July 2022.

[b]	These agreements require lump sum repayments upon maturity.

[c]	These Senior Notes were issued at a discount, which will be amortized until the debt maturity.

[d]	These Senior Notes were issued at par, ¥10.0 billion.

TIFFANY & CO.

Credit Facilities

On October 25, 2018, the Registrant, along with certain of its subsidiaries designated as borrowers thereunder, entered into a five-year multi-bank, multi-currency committed unsecured revolving credit facility, including a letter of credit subfacility, consisting of basic commitments in an amount up to $750.0 million (which commitments may be increased, subject to certain conditions and limitations, at the request of the Registrant) (“Credit Facility”). The Credit Facility replaced the Registrant's previously existing $375.0 million four-year unsecured revolving credit facility and $375.0 million five-year unsecured revolving credit facility, which were each terminated and repaid in connection with the Registrant’s entry into the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of the Registrant, (1) LIBOR (or other applicable or successor reference rate) for the relevant currency plus an applicable margin based upon the more favorable to the Registrant of (i) a leverage financial metric of the Registrant and (ii) the Registrant's debt rating for long-term unsecured senior, non-credit enhanced debt, or (2) an alternate base rate equal to the highest of (i) the federal funds effective rate plus 0.50%, (ii) MUFG Bank, Ltd.'s prime rate and (iii) one-month LIBOR plus 1.00%, plus an applicable margin based upon the more favorable to the Registrant of (x) a leverage financial metric of the Registrant and (y) the Registrant's debt rating for long-term unsecured senior, non-credit enhanced debt.

The Credit Facility also requires payment to the lenders of a facility fee on the amount of the lenders' commitments under the credit facility from time to time at rates based upon the more favorable to the Registrant of (1) a leverage financial metric of the Registrant and (2) the Registrant's debt rating for long-term unsecured senior, non-credit enhanced debt. Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the Credit Facility are permissible without penalty, subject to certain conditions pertaining to minimum notice and minimum reduction amounts.

The Credit Facility is available for working capital and other corporate purposes.

The Credit Facility matures in 2023, provided that such maturity may be extended for one or two additional one-year periods at any time with the consent of the applicable lenders, as further described in the agreement governing such facility.

At January 31, 2019, there were $13.5 million of borrowings outstanding, $6.1 million of letters of credit issued and $730.4 million available for borrowing under the Credit Facility. At January 31, 2018, there were $33.5 million of borrowings outstanding, $6.8 million of letters of credit issued and $709.7 million available for borrowing under the previously existing revolving credit facilities. The weighted-average interest rate for borrowings outstanding was 1.05% at January 31, 2019 and 1.10% at January 31, 2018.

Commercial Paper

In August 2017, the Registrant and one of its wholly owned subsidiaries established a commercial paper program (the "Commercial Paper Program") for the issuance of commercial paper in the form of short-term promissory notes in an aggregate principal amount not to exceed $750.0 million. Borrowings under the Commercial Paper Program may be used for general corporate purposes. The aggregate amount of borrowings that the Company is currently authorized to have outstanding under the Commercial Paper Program and the Registrant's Credit Facility is $750.0 million. The Registrant guarantees the obligations of its wholly owned subsidiary under the Commercial Paper Program. Maturities of commercial paper notes may vary, but cannot exceed 397 days from the date of issuance. Notes issued under the Commercial Paper Program rank equally with the Registrant's present and future unsecured and unsubordinated indebtedness. As of January 31, 2019 and 2018, there were no borrowings outstanding under the Commercial Paper Program.

Other Credit Facilities

Tiffany-Shanghai Credit Agreement. In July 2016, the Registrant's wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 990.0 million ($147.4 million at January 31, 2019) and matures in July 2019. The six lenders party to the

TIFFANY & CO.

Tiffany-Shanghai Credit Agreement will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates as announced by the People's Bank of China (provided, that if such announced rate is below zero, the applicable interest rate shall be deemed to be zero). In connection with the Tiffany-Shanghai Credit Agreement, in July 2016, the Registrant entered into a Guaranty Agreement by and between the Registrant and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty"). At January 31, 2019, there was $120.6 million available to be borrowed under the Tiffany-Shanghai Credit Agreement and $26.8 million was outstanding at a weighted-average interest rate of 4.35%. At January 31, 2018, there was $112.7 million available to be borrowed under the Tiffany-Shanghai Credit Agreement and $43.8 million was outstanding at a weighted-average interest rate of 4.35%.

Other. The Company has various other revolving credit facilities, primarily in Japan and China. At January 31, 2019, the facilities totaled $135.6 million and $73.1 million was outstanding at a weighted-average interest rate of 3.93%. At January 31, 2018, the facilities totaled $139.0 million and $43.3 million was outstanding at a weighted-average interest rate of 6.87%.

Senior Notes

2016 Senior Notes. In August 2016, the Registrant issued ¥10.0 billion ($91.8 million at January 31, 2019) of 0.78% Senior Notes due August 2026 (the "Yen Notes") in a private transaction. The proceeds from the issuance of the Yen Notes were used to repay the Registrant's ¥10.0 billion 1.72% Senior Notes due September 2016 upon the maturity thereof. Interest on the Yen Notes is payable semi-annually on February 26 and August 26 of each year, commencing February 26, 2017. The Registrant may redeem all or part of the Yen Notes upon not less than 30 nor more than 60 days' prior notice at a redemption price equal to the sum of (i) 100% of the principal amount of the Yen Notes to be redeemed, plus (ii) accrued and unpaid interest, if any, on those Yen Notes to the redemption date, plus (iii) a make-whole premium as of the redemption date.

Debt Covenants

The agreement governing the Credit Facility includes a specific financial covenant, as well as other covenants that limit the ability of the Company to incur certain subsidiary indebtedness, incur liens and engage in mergers, consolidations and sales of all or substantially all of its and its subsidiaries' assets, in addition to other requirements and "Events of Default" (as defined in the agreement governing the Credit Facility) customary to such borrowings.

The Tiffany-Shanghai Credit Agreement includes certain covenants that limit Tiffany-Shanghai's ability to pay certain dividends, make certain investments and incur certain indebtedness, and the Guaranty requires maintenance by the Registrant of specific financial covenants, in addition to other requirements and limitations customary to such borrowings.

The indenture governing the 2014 3.80% Senior Notes and 2014 4.90% Senior Notes, as amended and supplemented in respect of each such series of Notes (the "Indenture"), contains covenants that, among other things, limit the ability of the Registrant and its subsidiaries under certain circumstances to create liens and impose conditions on the Registrant's ability to engage in mergers, consolidations and sales of all or substantially all of its or its subsidiaries' assets. The Indenture also contains certain "Events of Default" (as defined in the Indenture) customary for indentures of this type. The Indenture does not contain any specific financial covenants.

The agreements governing the 2012 4.40% Series B Senior Notes and the Yen Notes require maintenance of a specific financial covenant and limit certain changes to indebtedness of the Registrant and its subsidiaries and the general nature of the business, in addition to other requirements customary to such borrowings.

At January 31, 2019, the Company was in compliance with all debt covenants. In the event of any default of payment or performance obligations extending beyond applicable cure periods as set forth in the agreements governing the Company's applicable debt instruments, such agreements may be terminated or payment of the applicable debt may be accelerated. Further, each of the Credit Facility, the Tiffany-Shanghai Credit Agreement, the agreements governing the 2012 4.40% Series B Senior Notes and the Yen Notes, and certain other loan agreements contain cross default provisions permitting the termination and acceleration of the loans, or acceleration of the notes, as the case may be, in the event that certain of the Company's other debt obligations are terminated or accelerated prior to their maturity.

TIFFANY & CO.

Long-Term Debt Maturities

Aggregate maturities of long-term debt as of January 31, 2019 are as follows:

Years Ending January 31,	Amount [a] (in millions)
2020	$
2021	—
2022	—
2023	50.0
2024	—
Thereafter	841.8
$891.8

[a]	Amounts exclude any unamortized discount or premium.

Letters of Credit

The Company has available letters of credit and financial guarantees of $77.7 million, of which $28.3 million was outstanding at January 31, 2019. Of those available letters of credit and financial guarantees, $64.1 million expires within one year. These amounts do not include letters of credit issued under the Credit Facility.

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

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of debt, which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2012 and recorded a loss within accumulated other comprehensive loss. As of January 31, 2019, $17.3 million remains recorded as a loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2014 and recorded a loss within accumulated other comprehensive loss. As of January 31, 2019, $3.5 million remains recorded as a loss in accumulated other comprehensive loss, which is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

Cross-currency Swaps – In 2016 and 2017, the Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of January 31, 2019, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

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

TIFFANY & CO.

As of January 31, 2019, the notional amounts of foreign exchange forward contracts were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥16,902.4	$157.4
British pound		£14.7	19.4
Derivatives not designated as hedging instruments:
U.S. dollar		$47.4	$47.4
Euro		€6.6	7.7
Australian dollar	AU$	44.0	31.8
British pound		£6.3	8.3
Czech koruna	CZK	134.1	6.0
Japanese yen		¥1,816.6	16.6
Hong Kong dollar	HKD	63.7	8.1
New Zealand dollar	NZ$	11.2	7.3
Singapore dollar	S$	20.3	15.0
Korean won	W	21,516.5	19.2
Danish kroner	DKK	50.4	7.7

The maximum term of the Company's outstanding foreign exchange forward contracts as of January 31, 2019 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of January 31, 2019, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted precious metals transactions is 17 months. As of January 31, 2019, there were precious metal derivative instruments outstanding for approximately 34,000 ounces of platinum, 624,000 ounces of silver and 83,300 ounces of gold.

TIFFANY & CO.

Information on the location and amounts of derivative gains and losses in the consolidated financial statements is as follows:

	Years Ended January 31,
	2019		2018
(in millions)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)	Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts [a]	$5.8	$2.6	$(6.3)	$0.1
Precious metal collars [a]	—	0.6	1.0	0.3
Precious metal forward contracts [a]	(7.2)	(1.0)	4.2	(0.9)
Cross-currency swaps [b]	0.3	0.4	(19.9)	(11.1)
Forward-starting interest rate swaps [c]	—	(1.4)	—	(1.4)
	$(1.1)	$1.2	$(21.0)	$(13.0)

[a]	The gain or loss recognized in earnings is included within Cost of sales.

[b]	The gain or loss recognized in earnings is included within Other expense, net.

[c]	The gain or loss recognized in earnings is included within Interest expense and financing costs.

The pre-tax gains (losses) on derivatives not designated as hedging instruments were not significant for the years ended January 31, 2019 and 2018 and were included in Other expense, net. There was no material ineffectiveness related to the Company's hedging instruments for the years ended January 31, 2019 and 2018. The Company expects approximately $2.5 million of net pre-tax derivative losses included in accumulated other comprehensive loss at January 31, 2019 will be reclassified into earnings within the next 12 months. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

TIFFANY & CO.

The Company's derivative instruments are considered Level 2 instruments for the purpose of determining fair value. The Company's foreign exchange forward contracts, as well as its put option contracts and cross-currency swaps, are primarily valued using the appropriate foreign exchange spot rates. The Company's precious metal forward contracts and collars are primarily valued using the relevant precious metal spot rate. For further information on the Company's hedging instruments and program, see "Note H. Hedging Instruments."

Financial assets and liabilities carried at fair value at January 31, 2019 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Time deposits [a]	$62.7	$—	$—	$62.7
Marketable securities [b]	36.3	—	—	36.3
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	5.2	—	5.2
Foreign exchange forward contracts [c]	—	1.8	—	1.8
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	0.9	—	0.9
Total financial assets	$99.0	$7.9	$—	$106.9

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$2.7	$—	$2.7
Foreign exchange forward contracts [d]	—	2.1	—	2.1
Cross-currency swaps [d]	—	19.9	—	19.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	2.7	—	2.7
Total financial liabilities	$—	$27.4	$—	$27.4

TIFFANY & CO.

Financial assets and liabilities carried at fair value at January 31, 2018 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Time deposits [a]	$320.5	$—	$—	$320.5
Marketable securities [b]	22.5	—	—	22.5
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	3.6	—	3.6
Foreign exchange forward contracts [c]	—	0.1	—	0.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	1.0	—	1.0
Total financial assets	$343.0	$4.7	$—	$347.7

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$1.9	$—	$1.9
Foreign exchange forward contracts [d]	—	4.8	—	4.8
Cross-currency swaps [d]	—	20.2	—	20.2
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	1.4	—	1.4
Total financial liabilities	$—	$28.3	$—	$28.3

[a]	Included within Short-term investments.

[b]	Included within Other assets, net.

[c]	Included within Prepaid expenses and other current assets or Other assets, net based on the maturity of the contract.

[d]	Included within Accounts payable and accrued liabilities or Other long-term liabilities based on the maturity of the contract.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the short-term maturities of these assets and liabilities and as such are measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was approximately $1.0 billion at January 31, 2019 and 2018 and the corresponding fair value was approximately $1.0 billion at January 31, 2019 and 2018.

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

The Company entered into sale-leaseback arrangements for its Retail Service Center, a distribution and administrative office facility in New Jersey, in 2005 and for the TIFFANY & CO. stores in Tokyo's Ginza shopping district and on London's Old Bond Street in 2007. These sale-leaseback arrangements resulted in total deferred gains of $144.5 million, which have been amortized in SG&A expenses over periods that range from 15 to 20 years. As of January 31, 2019, $31.1 million of these deferred gains remained on the Company's consolidated balance sheet and were reclassified to opening retained earnings in the first quarter of 2019 in accordance with ASU 2016-02 (see "Note B. Summary of Significant Accounting Policies–New Accounting Standards" for additional information).

Rent expense for the Company's operating leases consisted of the following:

	Years Ended January 31,
(in millions)	2019	2018	2017
Minimum rent for retail locations	$217.0	$198.7	$184.1
Contingent rent based on sales	38.9	32.7	32.4
Office, distribution and manufacturing facilities and equipment	38.3	40.0	40.0
	$294.2	$271.4	$256.5

In addition, the Company operates certain TIFFANY & CO. stores within various department stores outside the U.S. and has agreements where the department store operators provide store facilities and other services. The Company pays the department store operators a percentage fee based on sales generated in these locations (recorded as commission expense within SG&A expenses) which totaled $129.0 million, $118.9 million and $117.9 million in 2018, 2017 and 2016, respectively, and which are not included in the table above.

Aggregate annual minimum rental payments under non-cancelable operating leases are as follows:

Years Ending January 31,	Annual Minimum Rental Payments [a] (in millions)
2020	$292.8
2021	239.2
2022	212.8
2023	177.4
2024	146.8
Thereafter	438.0

[a]	Operating lease obligations do not include obligations for property taxes, insurance and maintenance that are required by most lease agreements.

Diamond Sourcing Activities

The Company has agreements with various diamond producers to purchase a minimum volume of rough diamonds at prevailing fair market prices. Under those agreements, management anticipates that it will purchase approximately $60.0 million of rough diamonds in 2019. The Company also regularly purchases rough and polished diamonds from

TIFFANY & CO.

other suppliers, although it has no contractual obligations to do so. Purchases beyond 2019 under the aforementioned agreements cannot be reasonably estimated.

Contractual Cash Obligations and Contingent Funding Commitments

At January 31, 2019, the Company's contractual cash obligations and contingent funding commitments were for inventory purchases of $283.9 million (which includes the $60.0 million obligation discussed in Diamond Sourcing Activities above), as well as for other contractual obligations of $113.8 million (primarily for construction-in-progress, technology licensing and service contracts, advertising and media agreements, fixed royalty commitments and the Transition Tax liability).

Litigation

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. The Court has denied a motion made by Costco for a new trial; however, Costco has also filed an appeal from the judgment, which is pending before the Second Circuit Court of Appeals. As the Tiffany plaintiffs may not enforce the Court's judgment during the appeals process, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of January 31, 2019. The Company expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2020.

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

On March 31, 2016, the EPA issued a letter to approximately 100 companies (including the Company) (collectively, the "notified companies") notifying them of potential liability for the RoD Remediation and of the EPA's planned approach to addressing the cost of the RoD Remediation, which included the possibility of a de-minimis cash-out settlement (the "settlement option") for certain parties. In April of 2016, the Company notified the EPA of its interest in pursuing the settlement option, and accordingly recorded an immaterial liability representing its best estimate of its minimum liability for the RoD Remediation, which reflects the possibility of a de-minimis settlement. On March 30, 2017, the EPA issued offers related to the settlement option to 20 parties; while the Company was not one of the parties receiving such an offer, the EPA has indicated that the settlement option may be made available to additional parties beyond those notified on March 30, 2017. Although the EPA must determine which additional parties are eligible for the settlement option, the Company does not expect any settlement amount that it might agree with the EPA to be material to its financial position, results of operations or cash flows.

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

TIFFANY & CO.

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

Other

In the normal course of business, the Company entrusts precious scrap metals generated through its internal manufacturing operations to metal refiners. In November 2018, one such refiner filed for relief under chapter 11 of the U.S. Bankruptcy Code. As a result, the Company recognized a charge of $8.5 million during the three months ended October 31, 2018, which represented the carrying value of such precious scrap metals entrusted to the refiner, net of expected insurance recoveries.
During 2018, the Company received an offer of AUD $48.0 million as compensation for the previous acquisition of the premises containing one of its leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in Australia. The Company did not accept the offer of compensation and has filed an appeal of the compensation amount with the Land and Environment Court in Australia. In accordance with local law, the Company received an advance payment of 90% ($31.1 million, based on foreign currency exchange rates on the date of receipt) of the offered compensation during the fourth quarter of 2018. The appeal process is inherently uncertain and the Land and Environment Court will make an independent assessment of the amount of compensation in this matter, which may require the Company to repay all or a portion of the advance payment. Therefore, the Company cannot currently determine an amount, or any minimum amount, it ultimately expects to realize in connection with this matter. Accordingly, the Company did not recognize any gain in the accompanying consolidated statement of earnings for the year ended January 31, 2019. Instead, the Company recognized the advance payment within Cash and cash equivalents and as a liability within Accounts payable and accrued liabilities as of January 31, 2019. The Company classified $19.2 million of the advance payment within operating cash flows and $11.9 million within investing cash flows on the consolidated statement of cash flows, with such classification determined by the nature of the underlying components of the cash receipt.

TIFFANY & CO.

K.    STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

	January 31,
(in millions)	2019	2018
Accumulated other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(108.2)	$(48.0)
Unrealized loss on marketable securities [a]	—	(1.8)
Deferred hedging loss	(24.5)	(22.9)
Net unrealized loss on benefit plans	(72.1)	(65.3)
	$(204.8)	$(138.0)

[a]
The Company adopted ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities on February 1, 2018 using the modified retrospective method. Under ASU 2016-01, the Company recognizes both realized and unrealized gains and losses on marketable securities in Other expense, net. Previously, unrealized gains and losses were recorded as a separate component of stockholders' equity.

Additions to and reclassifications out of accumulated other comprehensive earnings (loss) were as follows:

	Years Ended January 31,
(in millions)	2019	2018	2017
Foreign currency translation adjustments	$(62.9)	$97.9	$8.3
Income tax benefit (expense)	2.7	(2.2)	(16.7)
Foreign currency translation adjustments, net of tax	(60.2)	95.7	(8.4)
Unrealized gain on marketable securities	—	0.2	2.7
Reclassification for gain included in net earnings	—	(3.5)	—
Income tax benefit (expense)	—	0.7	(0.9)
Unrealized (loss) gain on marketable securities, net of tax	—	(2.6)	1.8
Unrealized (loss) gain on hedging instruments	(1.1)	(21.0)	12.1
Reclassification adjustment for (gain) loss included in net earnings [a]	(1.2)	13.0	4.9
Income tax benefit (expense)	0.7	1.2	(6.3)
Unrealized (loss) gain on hedging instruments, net of tax	(1.6)	(6.8)	10.7
Net actuarial (loss) gain	(24.2)	30.6	14.1
Amortization of net loss included in net earnings [b]	15.1	13.3	14.7
Amortization of prior service credit included in net earnings [b]	(0.6)	(0.5)	(0.7)
Income tax benefit (expense)	2.9	(11.5)	(10.3)
Net unrealized (loss) gain on benefit plans, net of tax	(6.8)	31.9	17.8
Total other comprehensive (loss) earnings, net of tax	$(68.6)	$118.2	$21.9

[a]	These losses (gains) are reclassified into Interest expense and financing costs and Cost of sales (see "Note H. Hedging Instruments" for additional details).

[b]	These losses (gains) are included in the computation of net periodic benefit cost (see "Note M. Employee Benefit Plans" for additional details) and are reclassified into Other expense, net.

TIFFANY & CO.

Stock Repurchase Program
In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase ("ASR") or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under this program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund repurchases under the 2018 Program from existing cash at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for repurchase under the 2016 Program. As of January 31, 2019, $635.0 million remained available under the 2018 Program.

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

The Company's share repurchase activity was as follows:

	Years Ended January 31,
(in millions, except per share amounts)	2019	2018	2017
Cost of repurchases	$421.4	$99.2	$183.6
Shares repurchased and retired	3.5	1.0	2.8
Average cost per share	$121.28	$94.86	$65.24

Cash Dividends

The Company's Board of Directors declared quarterly dividends which, on an annual basis, totaled $2.15, $1.95 and $1.75 per share of Common Stock in 2018, 2017 and 2016, respectively.

On February 21, 2019, the Company's Board of Directors declared a quarterly dividend of $0.55 per share of Common Stock. This dividend will be paid on April 10, 2019 to stockholders of record on March 20, 2019.

L.    STOCK COMPENSATION PLANS

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

The Company has granted time-vesting restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs") and stock options under the Employee Incentive Plan. Stock options and RSUs typically vest in increments of 25% per year over four years. PSUs vest at the end of a three-year period. Vesting of all PSUs is contingent on the Company's performance against objectives established by the Compensation Committee of the Company's Board of Directors. The PSUs and RSUs require no payment from the employee. PSU and RSU payouts are in shares of Company stock at vesting (aside from fractional dividend equivalents, which are settled in cash). Compensation expense is recognized using the fair market value of the award at the date of grant and recorded ratably over the vesting period. However, PSU compensation expense may be adjusted over the vesting period based on interim estimates of performance against the established objectives. Award holders are not entitled to receive dividends or dividend equivalents on PSUs or RSUs granted prior to January 2017 or on unvested stock options. PSUs and RSUs granted in or after January 2017 accrue dividend equivalents that may only be paid or delivered upon vesting of the underlying stock units.

Under the Directors Equity Compensation Plan, the maximum number of shares of Common Stock authorized for issuance is 1.0 million (subject to adjustment); awards may be made to non-employee directors of the Company in the form of stock options or shares of stock but may not exceed $750,000 of total compensation (including without limitation, non-equity compensation and the grant-date fair value of options or stock awards, or any combination of options and stock awards) that may be awarded to any one participant in any single fiscal year of the Company in connection with his or her service as a member of the Board; provided, however, that this limitation shall not apply to a non-executive chairperson of the Board. Awards made in the form of stock options may have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair market value. Director options vest immediately. Director RSUs vest at the end of a one-year period.

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

	Years Ended January 31,
	2019	2018	2017
Dividend yield	2.2%	1.8%	2.0%
Expected volatility	24.2%	22.0%	23.8%
Risk-free interest rate	2.5%	2.2%	1.8%
Expected term in years	4	5	5

TIFFANY & CO.

A summary of the Company's stock option activity is presented below:

	Number of Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in millions)
Outstanding at January 31, 2018	1.7	$84.25	7.87	$41.1
Granted	1.1	92.05
Exercised	(0.3)	70.35
Forfeited/canceled	(0.1)	76.46
Outstanding at January 31, 2019	2.4	$89.84	8.33	$11.3
Exercisable at January 31, 2019	0.7	$84.21	6.45	$7.0

The weighted-average grant-date fair value of options granted for the years ended January 31, 2019, 2018 and 2017 was $16.97, $18.33 and $14.36, respectively. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended January 31, 2019, 2018 and 2017 was $16.3 million, $31.2 million and $4.5 million, respectively.

A summary of the Company's RSU activity is presented below:

	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2018	0.6	$81.12
Granted	0.3	103.40
Vested	(0.2)	103.47
Forfeited	(0.1)	88.57
Non-vested at January 31, 2019	0.6	$88.49

A summary of the Company's PSU activity is presented below:

	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2018	0.5	$84.85
Granted	0.2	85.26
Vested	(0.1)	84.16
Forfeited/canceled	(0.1)	83.46
Non-vested at January 31, 2019	0.5	$85.30

The weighted-average grant-date fair value of RSUs granted for the years ended January 31, 2018 and 2017 was $91.69 and $67.46, respectively. The weighted-average grant-date fair value of PSUs granted for the years ended January 31, 2018 and 2017 was $108.99 and $79.23, respectively. The total fair value of RSUs vested during the years ended January 31, 2019, 2018 and 2017 was $24.3 million, $22.2 million and $13.6 million, respectively. The total fair value of PSUs vested during the years ended January 31, 2019, 2018 and 2017 was $2.7 million, $3.4 million and $6.3 million, respectively.

As of January 31, 2019, there was $87.3 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Employee Incentive Plan and Directors Equity Compensation Plan. The expense is expected to be recognized over a weighted-average period of 2.7 years.

TIFFANY & CO.

Total compensation cost for stock-based compensation awards recognized in income and the related income tax benefit was $34.1 million and $6.8 million for the year ended January 31, 2019, $28.0 million and $8.5 million for the year ended January 31, 2018 and $24.3 million and $7.7 million for the year ended January 31, 2017. Total stock-based compensation cost capitalized in inventory was not significant.

M.	EMPLOYEE BENEFIT PLANS

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

Qualified Plan benefits are based on (i) average compensation in the highest paid five years of the last 10 years of employment ("average final compensation") and (ii) the number of years of service. The normal retirement age under the Qualified Plan is age 65; however, participants who retire with at least 10 years of service may elect to receive reduced retirement benefits starting at age 55. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash contribution was required in 2018 and none is required in 2019 to meet the minimum funding requirements of the Employee Retirement Income Security Act. However, the Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan and made voluntary cash contributions of $11.8 million in 2018, $15.0 million in 2017 and $120.0 million in 2016. The Company also made such a contribution of $30.0 million in March 2019. The Company does not currently expect to make any additional contributions in 2019. This expectation is subject to change based on management's assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions.

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

TIFFANY & CO.

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

Obligations and Funded Status

The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the pension and other postretirement benefit plans as of the measurement date:

	Years Ended January 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2019	2018	2019	2018
Change in benefit obligation:
Projected benefit obligation at beginning of year	$795.6	$783.7	$78.5	$72.5
Service cost	17.9	17.3	3.0	2.8
Interest cost	30.7	32.0	3.0	3.0
Participants' contributions	—	—	1.3	1.0
MMA retiree drug subsidy	—	—	0.1	0.2
Actuarial (gain) loss	(22.4)	21.1	(7.0)	1.5
Benefits paid	(26.8)	(59.4)	(2.8)	(2.5)
Translation	—	0.9	—	—
Projected benefit obligation at end of year	795.0	795.6	76.1	78.5
Change in plan assets:
Fair value of plan assets at beginning of year	578.1	530.1	—	—
Actual return on plan assets	(20.1)	86.1	—	—
Employer contribution	18.5	21.3	1.4	1.3
Participants' contributions	—	—	1.3	1.0
MMA retiree drug subsidy	—	—	0.1	0.2
Benefits paid	(26.8)	(59.4)	(2.8)	(2.5)
Fair value of plan assets at end of year	549.7	578.1	—	—
Funded status at end of year	$(245.3)	$(217.5)	$(76.1)	$(78.5)

TIFFANY & CO.

The following tables provide additional information regarding the Company's pension plans' projected benefit obligations and assets (included in pension benefits in the table above) and accumulated benefit obligation:

	January 31, 2019
(in millions)	Qualified	Excess/SRIP	Other	Total
Projected benefit obligation	$658.5	$109.4	$27.1	$795.0
Fair value of plan assets	549.7	—	—	549.7
Funded status	$(108.8)	$(109.4)	$(27.1)	$(245.3)
Accumulated benefit obligation	$598.8	$94.0	$22.2	$715.0

	January 31, 2018
(in millions)	Qualified	Excess/SRIP	Other	Total
Projected benefit obligation	$662.0	$112.6	$21.0	$795.6
Fair value of plan assets	578.1	—	—	578.1
Funded status	$(83.9)	$(112.6)	$(21.0)	$(217.5)
Accumulated benefit obligation	$600.2	$98.5	$19.3	$718.0

At January 31, 2019, the Company had a current liability of $9.0 million and a non-current liability of $312.4 million for pension and other postretirement benefits. At January 31, 2018, the Company had a current liability of $8.6 million and a non-current liability of $287.4 million for pension and other postretirement benefits.

Pre-tax amounts recognized in accumulated other comprehensive loss consisted of:

	Years Ended January 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2019	2018	2019	2018
Net actuarial loss (gain)	$132.7	$116.5	$(5.8)	$1.3
Prior service cost (credit)	0.5	0.6	(1.0)	(1.7)
Total before tax	$133.2	$117.1	$(6.8)	$(0.4)

The estimated pre-tax amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost within the next 12 months is as follows:

(in millions)	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$10.5	$
Prior service cost (credit)	0.1	(0.7)
	$10.6	$(0.7)

TIFFANY & CO.

Components of Net Periodic Benefit Cost and
Other Amounts Recognized in Other Comprehensive Earnings

	Years Ended January 31,
	Pension Benefits			Other Postretirement Benefits
(in millions)	2019	2018	2017	2019	2018	2017
Service cost	$17.9	$17.3	$17.4	$3.0	$2.8	$2.8
Interest cost	30.7	32.0	31.6	3.0	3.0	3.1
Expected return on plan assets	(33.4)	(32.9)	(23.5)	—	—	—
Amortization of prior service cost	0.1	0.2	—	(0.7)	(0.7)	(0.7)
Amortization of net loss	15.0	13.2	14.7	0.1	0.1	—
Net periodic benefit cost	30.3	29.8	40.2	5.4	5.2	5.2

Net actuarial loss (gain)	31.2	(32.1)	(3.6)	(7.0)	1.5	(10.5)
Recognized actuarial loss	(15.0)	(13.2)	(14.7)	(0.1)	(0.1)	—
Recognized prior service (cost) credit	(0.1)	(0.2)	—	0.7	0.7	0.7
Total recognized in other comprehensive earnings	16.1	(45.5)	(18.3)	(6.4)	2.1	(9.8)
Total recognized in net periodic benefit cost and other comprehensive earnings	$46.4	$(15.7)	$21.9	$(1.0)	$7.3	$(4.6)

Assumptions

Weighted-average assumptions used to determine benefit obligations:

	January 31,
	2019	2018
Discount rate:
Qualified Plan	4.25%	4.00%
Excess Plan/SRIP	4.25%	3.75%
Other Plans	0.81%	0.83%
Other Postretirement Benefits	4.50%	4.00%
Rate of increase in compensation:
Qualified Plan	3.00%	3.00%
Excess Plan	4.25%	4.25%
SRIP	6.50%	6.50%
Other Plans	2.56%	1.13%

TIFFANY & CO.

Weighted-average assumptions used to determine net periodic benefit cost:

	Years Ended January 31,
	2019	2018	2017
Discount rate:
Qualified Plan	4.00%	4.25%	4.50%
Excess Plan/SRIP	3.75%	4.25%	4.25%
Other Plans	1.54%	1.49%	1.40%
Other Postretirement Benefits	4.00%	4.25%	4.50%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of increase in compensation:
Qualified Plan	3.00%	3.00%	3.00%
Excess Plan	4.25%	4.25%	4.25%
SRIP	6.50%	6.50%	6.50%
Other Plans	1.41%	1.38%	1.38%

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

For postretirement benefit measurement purposes, a 6.75% annual rate of increase in the per capita cost of covered health care was assumed for 2019. This rate was assumed to decrease gradually to 4.75% by 2023 and remain at that level thereafter.

Assumed health-care cost trend rates can affect amounts reported for the Company's postretirement health-care benefits plan. A one-percentage-point change in the assumed health-care cost trend rate would not have had a significant effect on the Company's accumulated postretirement benefit obligation as of January 31, 2019 or aggregate service and interest cost components of the 2018 postretirement expense.

Plan Assets

The Company's investment objectives related to the Qualified Plan's assets are the preservation of principal and balancing the management of interest rate risk associated with the duration of the plan's liabilities with the achievement of a reasonable rate of return over time. The Qualified Plan's assets are allocated based on an expectation that equity securities will outperform debt securities over the long term, but that as the plan's funded status (assets relative to liabilities) increases, the amount of assets allocated to fixed income securities which match the interest rate risk profile of the plan's liabilities will increase. The Company's target asset allocation based on its funded status as of January 31, 2019 is as follows: approximately 50% in equity securities; approximately 35% in fixed income securities; and approximately 15% in other securities. The Company attempts to mitigate investment risk by rebalancing the asset allocation periodically.

TIFFANY & CO.

The fair value of the Qualified Plan's assets at January 31, 2019 and 2018 by asset category is as follows:

	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in millions)	January 31, 2019	Level 1	Level 2	Level 3
Equity securities:
U.S. equity securities	$63.4	$63.4	$—	$—
Mutual fund	38.7	38.7	—	—
Fixed income securities:
Government bonds	80.8	79.6	1.2	—
Corporate bonds	122.7	—	122.7	—
Other types of investments:
Cash and cash equivalents	2.7	2.7	—	—
Mutual funds	52.0	52.0	—	—
Net assets in fair value hierarchy	360.3	236.4	123.9	—
Investments at NAV practical expedient [a]	189.4
Plan assets at fair value	$549.7	$236.4	$123.9	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in millions)	January 31, 2018	Level 1	Level 2	Level 3
Equity securities:
U.S. equity securities	$74.3	$74.3	$—	$—
Mutual fund	44.7	44.7	—	—
Fixed income securities:
Government bonds	79.0	77.3	1.7	—
Corporate bonds	115.2	—	115.2	—
Other types of investments:
Cash and cash equivalents	2.3	2.3	—	—
Mutual funds	49.6	49.6	—	—
Net assets in fair value hierarchy	365.1	248.2	116.9	—
Investments at NAV practical expedient [a]	213.0
Plan assets at fair value	$578.1	$248.2	$116.9	$—

*	See "Note I. Fair Value of Financial Instruments" for a description of the levels of inputs.

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

Common/collective trusts include investments in U.S. and international large, middle and small capitalization equities. Investments in common/collective trusts are stated at estimated fair value, which represents the NAV of shares held by the Qualified Plan as reported by the investment advisor. The NAV is based on the value of the underlying assets owned by the common/collective trust, minus its liabilities and then divided by the number of shares outstanding. The NAV is used as a practical expedient to estimate fair value.

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

Benefit Payments

The Company estimates the following future benefit payments:

Years Ending January 31,	Pension Benefits (in millions)	Other Postretirement Benefits (in millions)
2020	$28.4	$2.0
2021	29.3	2.1
2022	30.3	2.2
2023	31.3	2.4
2024	32.5	2.6
2025-2029	188.0	16.1

Employee Profit Sharing and Retirement Savings ("EPSRS") Plan

The Company maintains an EPSRS Plan that covers substantially all U.S.-based employees. Under the profit-sharing feature of the EPSRS Plan, the Company made contributions, in the form of newly issued Company Common Stock through 2014, to the employees' accounts based on the achievement of certain targeted earnings objectives established by, or as otherwise determined by, the Company's Board of Directors. Beginning in 2015, these contributions were made in cash. The EPSRS Plan provides a retirement savings feature, a profit sharing feature and a defined contribution retirement benefit (“DCRB”). The DCRB is provided to eligible employees hired on or after January 1, 2006. Contributions related to the retirement savings feature and profit sharing feature for a particular plan year are made the following year.

Under the retirement savings feature of the EPSRS Plan, employees who meet certain eligibility requirements may participate by contributing up to 50% of their annual compensation, not to exceed Internal Revenue Service limits, and the Company may provide a matching cash contribution of 50% of each participant's contributions, with a maximum matching contribution of 3% of each participant's total compensation. The Company recorded expense of $8.6 million, $8.2 million and $7.5 million in 2018, 2017 and 2016, respectively, related to the retirement savings feature of the EPSRS Plan.

Under the profit-sharing feature of the EPSRS Plan, contributions are made in cash and are allocated within the respective participant's account based on investment elections made under the EPSRS Plan. If the participant has made no election, the contribution will be invested in the appropriate default target fund as determined by each participant's date of birth. Under the retirement savings portion of the EPSRS Plan, employees may invest their contributions and the related matching contribution to their accounts in a similar manner. Under both the profit-

TIFFANY & CO.

sharing and retirement savings features, employees may elect to invest a portion of the contributions to their accounts in Company stock. At January 31, 2019, investments in Company stock represented 17% of total EPSRS Plan assets. The Company recorded expense of $4.9 million, $3.9 million and $2.3 million in 2018, 2017 and 2016, respectively, related to the profit sharing feature of the EPSRS Plan.

Under the DCRB, the Company makes contributions each year to each employee's account at a rate based upon age and years of service. These contributions are deposited into individual accounts in each employee's name to be invested in a manner similar to the profit-sharing and retirement savings portions of the EPSRS Plan (except that DCRB contributions may not be invested in Company stock). The Company recorded expense of $4.7 million, $5.2 million and $4.6 million in 2018, 2017 and 2016, respectively, related to the DCRB.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for directors, executives and certain management employees, whereby eligible participants may defer a portion of their compensation for payment at specified future dates, upon retirement, death or termination of employment. This plan also provides for an excess defined contribution retirement benefit ("Excess DC benefit") for certain eligible executives and management employees, hired on or after January 1, 2006. The Excess DC benefit is credited to the eligible employee's account, based on the compensation paid to the employee in excess of the IRS limits for contributions under the DCRB Plan. Under the plan, the deferred compensation is adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. The amounts accrued under the plans were $22.6 million and $28.9 million at January 31, 2019 and 2018, respectively, and are reflected in Other long-term liabilities. The Company does not promise or guarantee any rate of return on amounts deferred.

N.    INCOME TAXES

U.S. Federal Income Tax Reform

On December 22, 2017, the 2017 Tax Act was enacted in the U.S. This enactment resulted in a number of significant changes to U.S. federal income tax law for U.S. taxpayers. Changes in tax law are accounted for in the period of enactment. As such, the 2017 consolidated financial statements reflected the estimated immediate tax effect of the 2017 Tax Act. The 2017 Tax Act contains a number of key provisions, including, among other items:

•	The reduction of the statutory U.S. federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018;

•	A one-time transition tax via a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (the "Transition Tax");

•	A deduction for Foreign Derived Intangible Income ("FDII") for tax years beginning after December 31, 2017;

•	A tax on global intangible low-taxed income ("GILTI") for tax years beginning after December 31, 2017;

•	A limitation on net interest expense deductions to 30% of adjusted taxable income for tax years beginning after December 31, 2017;

•	Broader limitations on the deductibility of compensation of certain highly compensated employees;

•	The ability to elect to accelerate tax depreciation on certain qualified assets;

•	A territorial tax system providing a 100% dividends received deduction on certain qualified dividends from foreign subsidiaries for tax years beginning after December 31, 2017;

•	The Base Erosion and Anti-Abuse Tax ("BEAT") for tax years beginning after December 31, 2017; and

•	Changes in the application of the U.S. foreign tax credit regulations for tax years beginning after December 31, 2017.

Additionally, on December 22, 2017, the SEC issued SAB 118 to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. Specifically, SAB 118 provided a measurement period for companies to evaluate the impacts of the 2017 Tax Act on their financial statements. This measurement period began in the reporting period that included the enactment date and ended when an entity obtained, prepared and analyzed the information that was needed in order to complete the

TIFFANY & CO.

accounting requirements, but could not exceed one year. The Company adopted the provisions of SAB 118 with respect to the impact of the 2017 Tax Act on its 2017 consolidated financial statements.

During the year ended January 31, 2018, the Company recorded an estimated net tax expense of $146.2 million as a result of the effects of the 2017 Tax Act. The tax effects recorded included:

•	Estimated tax expense of $94.8 million for the impact of the reduction in the U.S. statutory tax rate on the Company's deferred tax assets and liabilities;

•	Estimated tax expense of $56.0 million for the Transition Tax; and

•
A tax benefit of $4.6 million resulting from the effect of the 21% statutory income tax rate for the month of January 2018 on the Company's annual statutory income tax rate for the year ended January 31, 2018. Because the Company's fiscal year ended on January 31, 2018, the Company’s statutory income tax rate for fiscal 2017 was 33.8% rather than 35.0%.

Consistent with SAB 118, the Company calculated and recorded reasonable estimates for the impact of the Transition Tax and the remeasurement of its deferred tax assets and deferred tax liabilities, as set forth above. The Company also adopted the provisions of SAB 118 as it related to the assertion of the indefinite reinvestment of foreign earnings and profits. The charges associated with the Transition Tax and the remeasurement of the Company's deferred tax assets and deferred tax liabilities, as a result of applying the 2017 Tax Act, represented provisional amounts for which the Company's analysis was incomplete but reasonable estimates could be determined and were recorded during the fourth quarter of 2017. Further, the impact of the 2017 Tax Act on the Company's assertion to indefinitely reinvest foreign earnings was incomplete as the Company was analyzing the relevant provisions of the 2017 Tax Act and related accounting guidance.

During the year ended January 31, 2019, as permitted by SAB 118, the Company completed its analyses under the 2017 Tax Act, including those related to: (i) the provisional estimate recorded during the year ended January 31, 2018 for the Transition Tax; (ii) the provisional estimate recorded during the year ended January 31, 2018 to remeasure the Company's deferred tax assets and liabilities; and (iii) the Company's assertion to indefinitely reinvest undistributed foreign earnings and profits.

As a result of completing these analyses, during the year ended January 31, 2019, the Company: (i) recorded tax benefits totaling $12.6 million to adjust the provisional estimate recorded in the year ended January 31, 2018 to remeasure the Company's deferred tax assets and liabilities; (ii) recorded tax benefits totaling $3.3 million to adjust the provisional estimate recorded in the year ended January 31, 2018 for the Transition Tax; and (iii) determined to maintain its assertion to indefinitely reinvest undistributed foreign earnings and profits, which amounted to approximately $900.0 million as of January 31, 2019.

Upon distribution of those foreign earnings and profits in the form of dividends or otherwise, the Company would be subject to U.S. state and local taxes, taxes on foreign currency gains and withholding taxes payable in various jurisdictions, which may be partially offset by foreign tax credits. Determination of the amount of the unrecognized deferred tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Company expects to continue to account for the tax on GILTI as a period cost and therefore has not adjusted any of the deferred tax assets and liabilities of its foreign subsidiaries in connection with the 2017 Tax Act.

Income Taxes

Earnings from operations before income taxes consisted of the following:

	Years Ended January 31,
(in millions)	2019	2018	2017
United States	$584.5	$597.1	$478.2
Foreign	159.0	163.4	198.4
	$743.5	$760.5	$676.6

TIFFANY & CO.

Components of the provision for income taxes were as follows:

	Years Ended January 31,
(in millions)	2019	2018	2017
Current:
Federal	$112.5	$227.9	$125.5
State	18.2	16.7	15.4
Foreign	47.7	49.0	43.5
	178.4	293.6	184.4
Deferred:
Federal	(23.2)	94.1	36.7
State	(2.0)	1.1	7.1
Foreign	3.9	1.6	2.3
	(21.3)	96.8	46.1
	$157.1	$390.4	$230.5

Reconciliations of the provision for income taxes at the statutory Federal income tax rate to the Company's effective income tax rate were as follows:

	Years Ended January 31,
	2019	2018	2017
Statutory Federal income tax rate	21.0%	33.8%	35.0%
State income taxes, net of Federal benefit	1.5	1.5	2.2
Foreign losses with no tax benefit	—	0.2	0.2
Foreign tax rate differences	1.1	(1.4)	(2.3)
Net change in uncertain tax positions	(0.4)	0.2	(0.7)
Domestic manufacturing deduction	—	(1.8)	(0.9)
Foreign Derived Intangible Income deduction	(2.6)	—	—
Impact of the 2017 Tax Act	1.3	19.8	—
Other	(0.8)	(1.0)	0.6
	21.1%	51.3%	34.1%

TIFFANY & CO.

Deferred tax assets (liabilities) consisted of the following:

	January 31,
(in millions)	2019	2018
Deferred tax assets:
Pension/postretirement benefits	$82.1	$81.2
Accrued expenses	31.3	25.4
Share-based compensation	7.9	7.2
Depreciation and amortization	18.1	14.8
Foreign and state net operating losses	7.0	9.2
Sale-leasebacks	13.1	17.2
Inventory	42.5	35.8
Unearned income	7.2	7.7
Other	28.8	23.2
	238.0	221.7
Valuation allowance	(8.5)	(9.6)
	229.5	212.1
Deferred tax liabilities:
Foreign tax credit and other tax liabilities	(21.5)	(24.9)
Net deferred tax asset	$208.0	$187.2

The Company has recorded a valuation allowance against certain deferred tax assets related to foreign net operating loss carryforwards where management has determined it is more likely than not that deferred tax assets will not be realized in the future. The overall valuation allowance relates to tax loss carryforwards and temporary differences for which no benefit is expected to be realized. Tax loss carryforwards of $23.3 million exist in certain foreign jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from 2019 through 2035.

The following table reconciles the unrecognized tax benefits:

	Years ended January 31,
(in millions)	2019	2018	2017
Unrecognized tax benefits at beginning of year	$10.1	$7.2	$14.0
Gross increases – tax positions in prior period	8.0	3.2	0.9
Gross decreases – tax positions in prior period	—	(0.9)	(5.0)
Gross increases – tax positions in current period	1.3	0.6	0.3
Settlements	—	—	(3.0)
Lapse of statute of limitations	(2.1)	—	—
Unrecognized tax benefits at end of year	$17.3	$10.1	$7.2

The amount of tax benefits included in the balance of unrecognized tax benefits at January 31, 2019 that, if recognized, would affect the effective income tax rate was not significant.

The Company recognizes expense for interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company recognized a benefit of $6.2 million in 2018 and recognized expense of $2.0 million for interest and penalties during 2017. No expense for interest and penalties was recognized in 2016. Accrued interest and penalties, which amounted to $4.2 million and $10.3 million at January 31, 2019 and 2018,

TIFFANY & CO.

respectively, is included within Accounts payable and accrued liabilities and Other long-term liabilities on the consolidated balance sheets.

The Company conducts business globally and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011-2014), New York State (tax years 2012-2014) and Japan (tax years 2015-2017). Tax years from 2010-present are open to examination in the U.S. Federal jurisdiction and 2006-present are open in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $6.0 million in the next 12 months; however management does not currently anticipate a corresponding impact on net earnings. Future developments may result in a change in this assessment.

O.    SEGMENT INFORMATION

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

Certain information relating to the Company's segments is set forth below:

	Years Ended January 31,
(in millions)	2019	2018	2017
Net sales:
Americas	$1,960.3	$1,870.9	$1,841.9
Asia-Pacific	1,239.0	1,095.0	999.1
Japan	643.0	596.3	604.4
Europe	504.4	489.0	462.5
Total reportable segments	4,346.7	4,051.2	3,907.9
Other	95.4	118.6	93.9
	$4,442.1	$4,169.8	$4,001.8
Earnings from operations*:
Americas	$386.7	$399.0	$387.9
Asia-Pacific	311.5	287.7	258.4
Japan	237.2	209.3	208.1
Europe	86.2	90.4	85.9
Total reportable segments	1,021.6	986.4	940.3
Other	(6.4)	3.6	4.0
	$1,015.2	$990.0	$944.3

*	Represents earnings from operations before (i) unallocated corporate expenses, (ii) Interest expense and financing costs and Other expense, net, and (iii) other operating expenses.

The Company's Chief Operating Decision Maker does not evaluate the performance of the Company's assets on a segment basis for internal management reporting and, therefore, such information is not presented. The following

TIFFANY & CO.

table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Years Ended January 31,
(in millions)	2019	2018	2017
Earnings from operations for segments	$1,015.2	$990.0	$944.3
Unallocated corporate expenses	(224.9)	(180.6)	(159.9)
Interest expense and financing costs and Other expense, net	(46.8)	(48.9)	(69.8)
Other operating expenses	—	—	(38.0)
Earnings from operations before income taxes	$743.5	$760.5	$676.6

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expenses in the year ended January 31, 2017 represented an impairment charge related to software costs capitalized in connection with the development of a finished goods inventory management and merchandising information system and impairment charges related to financing arrangements with diamond mining and exploration companies. See "Note B. Summary of Significant Accounting Policies" and "Note E. Property, Plant and Equipment" for additional details on the asset impairment and "Note B. Summary of Significant Accounting Policies" for additional details on the loan impairments.

Sales to unaffiliated customers by geographic area were as follows:

	Years Ended January 31,
(in millions)	2019	2018	2017
Net sales:
United States	$1,837.5	$1,739.0	$1,691.4
Japan	643.0	596.3	604.4
Other countries	1,961.6	1,834.5	1,706.0
	$4,442.1	$4,169.8	$4,001.8

Net sales information for classes of similar products is presented in "Note B. Summary of Significant Accounting Policies."

Long-lived assets by geographic area were as follows:

	January 31,
(in millions)	2019	2018
Long-lived assets:
United States	$762.9	$724.5
Japan	18.9	21.4
Other countries	306.1	301.4
	$1,087.9	$1,047.3

TIFFANY & CO.

P.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	2018 Quarters Ended
(in millions, except per share amounts)	April 30	July 31	October 31	January 31
Net sales	$1,033.2	$1,075.9	$1,012.4	$1,320.6
Gross profit	650.9	688.8	629.3	842.0
Earnings from operations	204.3	191.2	126.4	268.4
Net earnings	142.3	144.7	94.9	204.5
Net earnings per share:
Basic	$1.14	$1.17	$0.78	$1.68
Diluted	$1.14	$1.17	$0.77	$1.67

	2017 Quarters Ended
(in millions, except per share amounts)	April 30	July 31	October 31	January 31 [a]
Net sales	$899.6	$959.7	$976.2	$1,334.3
Gross profit	559.1	599.6	600.0	852.0
Earnings from operations	149.6	184.7	164.0	311.1
Net earnings	92.9	115.0	100.2	61.9
Net earnings per share:
Basic	$0.75	$0.92	$0.81	$0.50
Diluted	$0.74	$0.92	$0.80	$0.50

[a]
Net earnings included a net charge of $146.2 million, or $1.17 per diluted share, related to the estimated impact of the 2017 Tax Act (see "Note N. Income Taxes") for the quarter ended January 31, 2018.

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

The Registrant's management, including its principal executive officer and principal financial officer, necessarily applied their judgment in assessing the costs and benefits of such controls and procedures. By their nature, such controls and procedures cannot provide absolute certainty, but can provide reasonable assurance regarding management's control objectives. Our principal executive officer and our principal financial officer have concluded that the Registrant's disclosure controls and procedures are (i) designed to provide such reasonable assurance and (ii) effective at that reasonable assurance level.

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

Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2019 based on criteria in Internal Control - Integrated Framework issued by the COSO. The effectiveness of the Company's internal control over financial reporting as of January 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown on page K-50.

/s/ Alessandro Bogliolo
Chief Executive Officer

/s/ Mark J. Erceg
Executive Vice President and Chief Financial Officer

Item 9B. Other Information.

None

TIFFANY & CO.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the sections titled "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers of the Company," "Item 1. Election of the Board," and "Board of Directors and Corporate Governance" in Registrant's Proxy Statement dated April 17, 2019.

CODE OF ETHICS AND OTHER CORPORATE GOVERNANCE DISCLOSURES

Registrant has adopted a Code of Business and Ethical Conduct for its Directors, Chief Executive Officer, Chief Financial Officer and all other officers of the Registrant. A copy of this Code is posted on the corporate governance section of the Registrant's website, https://investor.tiffany.com/index.php/corporate-governance; go to "Code of Conduct."

See Registrant's Proxy Statement dated April 17, 2019, for additional information within the section titled "Business Conduct Policy and Code of Ethics."

Item 11. Executive Compensation.

Incorporated by reference from the sections titled "Board of Directors and Corporate Governance" and "Compensation of the CEO and Other Executive Officers" in Registrant's Proxy Statement dated April 17, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the sections titled "Ownership of the Company" and "Compensation of the CEO and Other Executive Officers" in Registrant's Proxy Statement dated April 17, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the sections titled "Board of Directors and Corporate Governance" and "Transactions with Related Persons" in Registrant's Proxy Statement dated April 17, 2019.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference from the section titled "Relationship with Independent Registered Public Accounting Firm" in Registrant's Proxy Statement dated April 17, 2019.

TIFFANY & CO.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Documents Filed As Part of This Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of January 31, 2019 and 2018.

Consolidated Statements of Earnings for the years ended January 31, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive Earnings for the years ended January 31, 2019, 2018 and 2017.

Consolidated Statements of Stockholders' Equity for the years ended January 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for the years ended January 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements:

Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended January 31, 2019, 2018 and 2017, appearing on pages K-112 to K-114.

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

10.4
Five Year Credit Agreement dated as of October 25, 2018 by and among Registrant and each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and MUFG Bank Ltd., as Administrative Agent, and various lenders party thereto. Incorporated by reference from Exhibit 10.43 filed with Registrant’s Report on Form 8-K dated October 31, 2018.

TIFFANY & CO.

Exhibit No. Description

10.5
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

10.5a
Amendment dated as of January 14, 2014 to the Amended and Restated Note Purchase and Private Shelf Agreement (see Exhibit 10.5 above) by and among Registrant, and various institutional note purchasers. Incorporated by reference from Exhibit 10.157 filed with Registrant’s Report on Form 8-K dated January 17, 2014.

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

10.6a
Amendment dated as of January 14, 2014 to the Amended and Restated Note Purchase and Private Shelf Agreement, dated as of July 25, 2012 (see Exhibit 10.6 above), by and among Registrant and various institutional note purchasers. Incorporated by reference from Exhibit 10.161 filed with Registrant’s Report on Form 8-K dated January 17, 2014.

10.7
Note Purchase Agreement dated as of August 26, 2016 by and between Registrant and the institutional note purchasers with respect to Registrant’s ¥ 10,000,000,000 principal amount of 0.78% Senior Notes due August 26, 2026. Incorporated by reference from Exhibit 10.37 filed with Registrant’s Report on Form 8-K dated September 1, 2016.

10.8
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

10.9
Guaranty Agreement dated as of July 11, 2016, with respect to the Credit Agreement (see Exhibit 10.8 above) by and between Registrant and Mizuho Bank (China), Ltd. as Facility Agent. Incorporated by reference from Exhibit 10.16 filed with Registrant’s Report on Form 8-K dated July 15, 2016.

10.10
Master Confirmation-Accelerated Share Repurchase dated May 31, 2018 between Registrant and MUFG Securities EMEA plc. Incorporated by reference from Exhibit 10.38 filed with Registrant’s Report on Form 8-K dated May 31, 2018.

10.11
Master Confirmation-Accelerated Share Repurchase dated May 31, 2018 between Registrant and UBS AG, London Branch. Incorporated by reference from Exhibit 10.39 filed with Registrant’s Report on Form 8-K dated May 31, 2018.

10.12
Cooperation Agreement, dated February 20, 2017, between JANA Partners LLC and Registrant. Incorporated by reference from Exhibit 10.37 filed with Registrant’s Report on Form 8-K dated February 21, 2017.

TIFFANY & CO.

Exhibit No. Description

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

101
The following financial information from Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to the Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts and Reserves.

Executive Compensation Plans and Arrangements
Exhibit No. Description

10.14
Form of Indemnity Agreement, approved by the Board of Directors on March 15, 2018 for use with directors, officers and certain other employees of the Registrant or its subsidiaries. Incorporated by reference from Exhibit 10.13 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended April 30, 2018.

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

10.18
Summary of Executive Long Term Disability Plan available to executive officers. Incorporated by reference from Exhibit 10.24 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.18a
Group Long Term Disability Insurance Policy issued by First Unum Life Insurance, Policy No. 533717 001. Incorporated by reference from Exhibit 10.24a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.18b
Individual Disability Insurance Policy issued by Provident Life and Casualty Insurance Company. Incorporated by reference from Exhibit 10.24b filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.18c
Individual Disability Insurance Policy issued by Lloyd’s of London. Incorporated by reference from Exhibit 10.24c filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.19
Summary of arrangements for the payment of premiums on life insurance policies owned by executive officers. Incorporated by reference from Exhibit 10.137 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.20
2004 Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits, Amended and Restated as of November 16, 2017. Incorporated by reference from Exhibit 10.22 filed with Registrant’s Report on Form 8-K dated November 21, 2017.

10.21
Registrant’s 2005 Employee Incentive Plan Amended and Adopted as of May 21, 2009. Incorporated by reference from Exhibit 10.28b filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.21a
Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2005 Employee Incentive Plan as revised January 14, 2009 (form used for grants made to executive officers subsequent to that date). Incorporated by reference from Exhibit 10.144b filed with Registrant’s Report on Form 8-K dated February 2, 2009.

10.21b
Terms of 2014 Amended and Restated Performance-Based Restricted Stock Unit Grant for Michael J. Kowalski. Incorporated by reference from Exhibit 10.27s filed with Registrant’s Report on Form 8-K dated March 24, 2015.

10.21c
Terms of 2015 Amended and Restated Performance-Based Restricted Stock Unit Grant for Michael J. Kowalski. Incorporated by reference from Exhibit 10.27t filed with Registrant’s Report on Form 8-K dated March 24, 2015.

10.22	Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 4.3a filed with Registrant’s Report on Form 8-K dated March 23, 2009.

10.22a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 10.30a filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

TIFFANY & CO.

Exhibit No. Description

10.22b
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2008 Directors Equity Compensation Plan, effective May 26, 2016. Incorporated by reference from Exhibit 10.28c filed with Registrant's Report on Form 8-K dated June 2, 2016.

10.22c
Terms of Restricted Stock Unit Grant under Registrant's 2008 Directors Equity Compensation Plan, effective May 26, 2016. Incorporated by reference from Exhibit 10.28d filed with Registrant’s Report on Form 8-K dated June 2, 2016.

10.22d
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2008 Directors Equity Compensation Plan, effective March 16, 2017. Incorporated by reference from Exhibit 10.25d filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31 2017.

10.22e
Terms of Restricted Stock Unit Grant under Registrant’s 2008 Directors Equity Compensation Plan, effective March 16, 2017. Incorporated by reference from Exhibit 10.25e filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2017.

10.23	Registrant’s 2017 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 10.38 filed with Registrant's Report on Form 8-K dated June 1, 2017.

10.23a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant's 2017 Directors Equity Compensation Plan, effective November 16, 2017. Incorporated by reference from Exhibit 10.38a filed with Registrant’s Report on Form 8-K dated November 21, 2017.

10.23b
Terms of Restricted Stock Unit Grant under Registrant's 2017 Directors Equity Compensation Plan, effective November 16, 2017. Incorporated by reference from Exhibit 10.38b filed with Registrant’s Report on Form 8-K dated November 21, 2017.

10.24	Registrant’s 2014 Employee Incentive Plan, amended and restated as of March 16, 2016. Incorporated by reference from Exhibit 10.29 filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.24a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31a filed with Registrant’s Report on Form 8-K dated July 18, 2014.

10.24b
Terms of Time-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31d filed with Registrant’s Report on Form 8-K dated July 18, 2014.

10.24c
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan, as revised March 16, 2016. Incorporated by reference from Exhibit 10.29g filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.24d
Terms of Tranche-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan, as revised March 16, 2016. Incorporated by reference from Exhibit 10.29j filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.24e
Form of Cash Incentive Award Agreement for executive officers as adopted on January 19, 2017 under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.29l filed with Registrant’s Report on Form 8-K dated January 25, 2017.

TIFFANY & CO.

Exhibit No. Description

10.24f
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

10.24g
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan, as revised January 19, 2017. Incorporated by reference from Exhibit 10.29n filed with Registrant’s Report on Form 8-K dated January 25, 2017.

10.24h
Terms of Performance-Based Restricted Stock Unit Grant (Non-Transferable) to executive officers under Registrant’s 2014 Employee Incentive Plan, as revised January 19, 2017. Incorporated by reference from Exhibit 10.29o filed with Registrant’s Report on Form 8-K dated January 25, 2017.

10.24i
Terms of Restricted Stock Unit Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan, as revised January 19, 2017. Incorporated by reference from Exhibit 10.29p filed with Registrant’s Report on Form 8-K dated January 25, 2017.

10.24j
Terms of Stock Option Award (Transferable Non-Qualified Option) granted to Michael J. Kowalski under Registrant’s 2014 Employee Incentive Plan on February 15, 2017. Incorporated by reference from Exhibit 10.39 filed with Registrant’s Report on Form 8-K/A dated February 22, 2017.

10.24k
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant's 2014 Employee Incentive Plan, approved March 16, 2017. Incorporated by reference from Exhibit 10.25q filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 2018.

10.24l
Terms of Restricted Stock Unit Grant (Non-Transferable) under Registrant's 2014 Employee Incentive Plan, approved March 16, 2017. Incorporated by reference from Exhibit 10.25r filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 2018.

10.24m
Terms of Restricted Stock Unit Grant (Non-Transferable) under Registrant's 2014 Employee Incentive Plan, as revised January 17, 2018. Incorporated by reference from Exhibit 10.26q filed with Registrant’s Report on Form 8-K dated January 19, 2018.

10.24n
Terms of Performance-Based Restricted Stock Unit Grant (Non-Transferable) to executive officers under Registrant's 2014 Employee Incentive Plan, as revised January 17, 2018. Incorporated by reference from Exhibit 10.26r filed with Registrant’s Report on Form 8-K dated January 19, 2018.

10.24o
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant's 2014 Employee Incentive Plan, as revised January 17, 2018. Incorporated by reference from Exhibit 10.26s filed with Registrant’s Report on Form 8-K dated January 19, 2018.

10.24p
Terms of Restricted Stock Unit Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan, as revised September 20, 2018. Incorporated by reference from Exhibit 10.25v filed with Registrant’s Report on Form 8-K dated September 26, 2018.

TIFFANY & CO.

Exhibit No. Description

10.24q
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan, as revised September 20, 2018. Incorporated by reference from Exhibit 10.25w filed with Registrant’s Report on Form 8-K dated September 26, 2018.

10.24r
Terms of Performance-Based Restricted Stock Unit Grant (Non-Transferable) under Registrant's 2014 Employee Incentive Plan, as amended January 17, 2019. Incorporated by reference from Exhibit 10.25x filed with Registrant's Report on Form 8-K dated January 24, 2019.

10.25
Employment offer letter, dated as of September 7, 2016, between Mark J. Erceg and Tiffany and Company. Incorporated by reference from Exhibit 10.29 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2017.

10.26
Separation Agreement and Release, dated as of March 14, 2018 by and among Registrant and Tiffany and Company and Jean-Marc Bellaiche. Incorporated by reference from Exhibit 10.36 to Registrant’s Report on Form 8-K/A dated March 19, 2018.

10.27
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

10.29
Share Ownership Policy for Executive Officers and Directors, Amended and Restated as of November 15, 2017. Incorporated by reference from Exhibit 10.34 filed with Registrant’s Report on Form 8-K dated November 21, 2017.

10.30
Form of Retention Agreement with Registrant and Tiffany and Company, adopted September 20, 2018. Incorporated by reference from Exhibit 10.40 filed with Registrant's Report on Form 8-K dated September 26, 2018.

10.31	Tiffany & Co. Executive Severance Plan. Incorporated by reference from Exhibit 10.41 filed with the Registrant’s Report on Form 8-K dated September 26, 2018.

10.32	Tiffany & Co. Director Fee Deferral Plan. Incorporated by reference from Exhibit 10.42 filed with the Registrant’s Report on Form 8-K dated September 26, 2018.

10.33	Corporate Governance Principles, amended and restated effective January 17, 2019. Incorporated by reference from Exhibit 10.37 filed with Registrant’s Report on Form 8-K dated January 24, 2019.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2019	TIFFANY & CO.
(Registrant)

By: /s/ Alessandro Bogliolo
Alessandro Bogliolo
Chief Executive Officer

TIFFANY & CO.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Alessandro Bogliolo	By:	/s/ Mark J. Erceg
	Alessandro Bogliolo		Mark J. Erceg
	Chief Executive Officer		Executive Vice President,
	(Principal Executive Officer) (Director)		Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael Rinaldo	By:	/s/ Rose Marie Bravo
	Michael Rinaldo		Rose Marie Bravo
	Vice President, Controller		Director
(Principal Accounting Officer)

By:	/s/ Roger N. Farah	By:	/s/ Lawrence K. Fish
	Roger N. Farah		Lawrence K. Fish
	Director		Director

By:	/s/ Abby F. Kohnstamm	By:	/s/ James E. Lillie
	Abby F. Kohnstamm		James E. Lillie
	Director		Director

By:	/s/ Robert S. Singer	By:	/s/ William A. Shutzer
	Robert S. Singer		William A. Shutzer
	Director		Director

By:	/s/ Francesco Trapani	By:	/s/ Annie Young - Scrivner
	Francesco Trapani		Annie Young - Scrivner
	Director		Director

March 22, 2019

TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended January 31, 2019:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$2.2	$4.1	$—	$4.7	[a]	$1.6
Sales returns	15.0	12.6	—	10.1	[b]	17.5
Allowance for inventory liquidation and obsolescence	75.0	31.9	—	25.4	[c]	81.5
Allowance for inventory shrinkage	0.7	1.7	—	1.1	[d]	1.3
Deferred tax valuation allowance	9.6	0.2	—	1.3	[e]	8.5
a) Uncollectible accounts written off.
b) Adjustment related to sales returns previously provided for.
c) Liquidation of inventory previously written down to net realizable value.
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
c) Liquidation of inventory previously written down to net realizable value.
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
c) Liquidation of inventory previously written down to net realizable value.
d) Physical inventory losses.
e) Reversal of deferred tax valuation allowance and utilization of deferred tax loss carryforward.

TIFFANY & CO.