Form 10-Q
period 2019-04-30
TIFFANY & CO
filed 2019-06-04
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-9494
TIFFANY & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-3228013
(State of incorporation)	(I.R.S. Employer Identification No.)

727 Fifth Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 755-8000
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TIF	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 121,407,389 shares outstanding at the close of business on April 30, 2019.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2019

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	April 30, 2019	January 31, 2019	April 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$709.5	$792.6	$999.2
Short-term investments	53.2	62.7	212.7
Accounts receivable, net	210.5	245.4	227.7
Inventories, net	2,453.8	2,428.0	2,317.6
Prepaid expenses and other current assets	215.8	230.8	223.0
Total current assets	3,642.8	3,759.5	3,980.2
Operating lease right-of-use assets	1,066.1	—	—
Property, plant and equipment, net	1,019.2	1,026.7	965.6
Deferred income taxes	214.5	215.8	187.3
Other assets, net	333.1	331.0	317.5
	$6,275.7	$5,333.0	$5,450.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$142.1	$113.4	$96.7
Accounts payable and accrued liabilities	392.6	513.4	380.6
Current portion of operating lease liabilities	226.3	—	—
Income taxes payable	40.6	21.4	124.3
Merchandise credits and deferred revenue	72.1	69.9	82.7
Total current liabilities	873.7	718.1	684.3
Long-term debt	881.2	883.4	882.9
Pension/postretirement benefit obligations	284.9	312.4	290.7
Deferred gains on sale-leasebacks	—	31.1	38.0
Long-term portion of operating lease liabilities	952.1	—	—
Other long-term liabilities	111.8	257.1	286.1
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 121.4, 121.5, 124.2	1.2	1.2	1.2
Additional paid-in capital	1,273.1	1,275.4	1,259.6
Retained earnings	2,128.3	2,045.6	2,159.0
Accumulated other comprehensive loss, net of tax	(244.0)	(204.8)	(166.1)
Total Tiffany & Co. stockholders' equity	3,158.6	3,117.4	3,253.7
Non-controlling interests	13.4	13.5	14.9
Total stockholders' equity	3,172.0	3,130.9	3,268.6
	$6,275.7	$5,333.0	$5,450.6
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended April 30,
	2019	2018
Net sales	$1,003.1	$1,033.2
Cost of sales	383.9	382.3
Gross profit	619.2	650.9
Selling, general and administrative expenses	458.3	446.6
Earnings from operations	160.9	204.3
Interest expense and financing costs	10.4	9.9
Other (income) expense, net	(1.0)	3.9
Earnings from operations before income taxes	151.5	190.5
Provision for income taxes	26.3	48.2
Net earnings	$125.2	$142.3
Net earnings per share:
Basic	$1.03	$1.14
Diluted	$1.03	$1.14
Weighted-average number of common shares:
Basic	121.4	124.4
Diluted	121.9	125.0

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended April 30,
	2019	2018
Net earnings	$125.2	$142.3
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(24.2)	(25.0)
Unrealized gain (loss) on hedging instruments	8.8	(7.3)
Unrealized gain on benefit plans	2.2	2.4
Total other comprehensive loss, net of tax	(13.2)	(29.9)
Comprehensive earnings	$112.0	$112.4

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Three Months Ended April 30, 2019
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2019	$3,130.9	$2,045.6	$(204.8)	121.5	$1.2	$1,275.4	$13.5
Exercise of stock options and vesting of restricted stock units	2.0	—	—	0.3	—	2.0	—
Shares withheld related to net share settlement of share-based compensation	(8.1)	—	—	(0.1)	—	(8.1)	—
Share-based compensation expense	5.9	—	—	—	—	5.9	—
Purchase and retirement of Common Stock	(25.4)	(23.1)	—	(0.3)	—	(2.3)	—
Cash dividends on Common Stock ($0.55 per share)	(66.7)	(66.7)	—	—	—	—	—
Accrued dividends on share-based awards	(0.3)	(0.5)	—	—	—	0.2	—
Other comprehensive loss, net of tax	(13.2)	—	(13.2)	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	21.8	47.8	(26.0)	—	—	—	—
Net earnings	125.2	125.2	—	—	—	—	—
Non-controlling interests	(0.1)	—	—	—	—	—	(0.1)
Balance at April 30, 2019	$3,172.0	$2,128.3	$(244.0)	121.4	$1.2	$1,273.1	$13.4

	Three months ended April 30, 2018
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2018	$3,248.2	$2,114.2	$(138.0)	124.5	$1.2	$1,256.0	$14.8
Exercise of stock options and vesting of restricted stock units	4.5	—	—	0.2	—	4.5	—
Shares withheld related to net share settlement of share-based compensation	(6.5)	—	—	(0.1)	—	(6.5)	—
Share-based compensation expense	9.0	—	—	—	—	9.0	—
Purchase and retirement of Common Stock	(40.5)	(37.1)	—	(0.4)	—	(3.4)	—
Cash dividends on Common Stock ($0.50 per share)	(62.2)	(62.2)	—	—	—	—	—
Accrued dividends on share-based awards	(0.3)	(0.3)	—	—	—	—	—
Other comprehensive loss, net of tax	(29.9)	—	(29.9)	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	3.9	2.1	1.8	—	—	—	—
Net earnings	142.3	142.3	—	—	—	—	—
Non-controlling interests	0.1	—	—	—	—	—	0.1
Balance at April 30, 2018	$3,268.6	$2,159.0	$(166.1)	124.2	$1.2	$1,259.6	$14.9

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$125.2	$142.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60.9	53.8
Amortization of gain on sale-leasebacks	—	(2.2)
Provision for inventories	5.3	11.2
Deferred income taxes	(6.6)	1.5
Provision for pension/postretirement benefits	7.7	8.4
Share-based compensation expense	5.9	9.0
Changes in assets and liabilities:
Accounts receivable	32.5	(11.8)
Inventories	(53.0)	(93.7)
Prepaid expenses and other current assets	(21.5)	(1.8)
Accounts payable and accrued liabilities	(113.7)	(54.1)
Income taxes payable	13.3	25.3
Merchandise credits and deferred revenue	2.5	11.5
Other, net	(27.4)	0.4
Net cash provided by operating activities	31.1	99.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(10.1)	(15.9)
Proceeds from sales of marketable securities and short-term investments	17.5	107.7
Capital expenditures	(59.5)	(36.9)
Net cash (used in) provided by investing activities	(52.1)	54.9
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) credit facility borrowings, net	16.8	(6.8)
Proceeds from other credit facility borrowings	26.6	—
Repayment of other credit facility borrowings	(14.5)	(14.5)
Repurchase of Common Stock	(25.4)	(40.5)
Proceeds from exercised stock options	2.0	4.3
Payments related to tax withholding for share-based payment arrangements	(7.9)	(6.3)
Cash dividends on Common Stock	(66.7)	(62.2)
Net cash used in financing activities	(69.1)	(126.0)
Effect of exchange rate changes on cash and cash equivalents	7.0	(0.2)
Net (decrease) increase in cash and cash equivalents	(83.1)	28.5
Cash and cash equivalents at beginning of year	792.6	970.7
Cash and cash equivalents at end of three months	$709.5	$999.2
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the "Registrant") and its subsidiaries (the "Company") in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities ("VIEs"), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company's financial position as of April 30, 2019 and 2018 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2019 are derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three months ended April 30, 2019 and 2018 are not necessarily indicative of the results of the entire fiscal year.

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

In August 2018, the FASB issued ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. Management continues to evaluate the impact of this ASU on the consolidated financial statements.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02 – Leases (ASC 842), which was amended in January 2018 and requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Leases are classified as either financing or operating with the applicable classification determining the pattern of expense recognition in the statement of earnings.

The Company adopted this ASU on February 1, 2019 by applying its provisions prospectively and recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of February 1, 2019. The Company also elected the package of practical expedients permitted under the transition

TIFFANY & CO.

guidance, which provides that an entity need not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company also elected to not reassess lease terms using hindsight and to combine lease and non-lease components for new leases subsequent to February 1, 2019.

The adoption of ASU 2016-02 resulted in the following impacts to the Company's Condensed Consolidated Balance Sheet as of February 1, 2019:

•	The establishment of a lease liability of approximately $1.2 billion and a corresponding right-of-use asset;

•	The reclassification of existing balances in respect of unamortized lease incentives and lease straight-line liabilities from Other long-term liabilities to Operating lease right-of-use assets; and

•	The reclassification of $31.1 million of deferred gains on sale-leasebacks, and related deferred tax assets of $9.5 million, to opening retained earnings.

In August 2017, the FASB issued ASU 2017-12 – Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of previous guidance related to the assessment of hedge effectiveness. This ASU was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The amendments in this ASU must be applied on a modified retrospective basis, while presentation and disclosure requirements set forth under this ASU are required prospectively in all interim periods and fiscal years ending after the date of adoption. Management adopted this ASU on February 1, 2019. The adoption of this ASU did not have any impact on the condensed consolidated financial statements. The disclosures required by this ASU are included in "Note 8. Hedging Instruments."

In February 2018, the FASB issued ASU 2018-02 – Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for the reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the tax effects on deferred tax items included within AOCI (referred to in the ASU as "stranded tax effects") resulting from the reduction of the U.S. federal statutory income tax rate to 21% from 35% that was effected by the 2017 U.S. Tax Cuts and Jobs Act. ASU 2018-02 was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Management adopted this ASU on February 1, 2019. The adoption of ASU 2018-02 resulted in a reclassification of $26.2 million from AOCI to retained earnings, and had no impact on the Company's results of operations, financial position or cash flows.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted time frame (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts must be received by the Company. For all Credit Receivables, once all internal

TIFFANY & CO.

collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At April 30, 2019 and 2018, the carrying amount of the Credit Receivables (recorded in Accounts receivable, net) was $83.7 million and $72.8 million, respectively, of which 97% was considered current in both periods. Finance charges earned on Credit Receivables were not significant.

At April 30, 2019, accounts receivable allowances totaled $31.5 million, compared to $31.5 million at January 31, 2019 and $29.9 million at April 30, 2018.

Revenue Recognition. The following table disaggregates the Company's net sales by major source:

	Three Months Ended April 30,
(in millions)	2019	2018
Net sales*:
Jewelry collections	$532.3	$527.1
Engagement jewelry	280.4	296.7
Designer jewelry	110.9	128.4
All other	79.5	81.0
	$1,003.1	$1,033.2
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

Additionally, outside of the U.S., the Company operates certain TIFFANY & CO. stores within various department stores. Sales transacted at these store locations are recognized upon transfer of control, which occurs when merchandise is taken in an "over-the-counter" transaction. The Company and these department store operators have distinct responsibilities and risks in the operation of such TIFFANY & CO. stores. The Company (i) owns and manages the merchandise; (ii) establishes retail prices; (iii) has merchandising, marketing and display responsibilities; and (iv) in almost all locations provides retail staff and bears the risk of inventory loss. The department store operators (i) provide and maintain store facilities; (ii) in almost all locations assume retail credit and certain other risks; and (iii) act for the Company in the sale of merchandise. In return for their services and use of their facilities, the department store operators retain a portion of net retail sales made in TIFFANY & CO. stores, which is recorded as rent expense within Selling, general and administrative expenses.

Merchandise Credits and Deferred Revenue. Merchandise credits and deferred revenue primarily represent outstanding gift cards sold to customers and outstanding credits issued to customers for returned

TIFFANY & CO.

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

In the three months ended April 30, 2019, the Company recognized net sales of approximately $14.0 million related to the Merchandise credits and deferred revenue balance that existed at January 31, 2019 in respect of merchandise credits or gift cards redeemed subsequent to that date.

4.	INVENTORIES

(in millions)	April 30, 2019	January 31, 2019	April 30, 2018
Finished goods	$1,492.2	$1,484.3	$1,309.9
Raw materials	843.8	781.8	871.7
Work-in-process	117.8	161.9	136.0
Inventories, net	$2,453.8	$2,428.0	$2,317.6

5.	INCOME TAXES

The effective income tax rate for the three months ended April 30, 2019 was 17.3% versus 25.3% in the prior year. The effective income tax rate for the three months ended April 30, 2019 included the recognition of an income tax benefit of $7.5 million, or 500 basis points, related to an increase in the estimated 2018 Foreign Derived Intangible Income ("FDII") benefit as a result of new U.S. Treasury guidance issued during the three months ended April 30, 2019.

During the three months ended April 30, 2019, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company conducts business globally and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011-2014) and New York State (tax years 2012-2014). Tax years from 2010-present are open to examination in the U.S. Federal jurisdiction and 2006-present are open in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $6.0 million in the next 12 months; however management does not currently anticipate a corresponding impact on net earnings. Future developments may result in a change in this assessment.

6.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

TIFFANY & CO.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended April 30,
(in millions)	2019	2018
Net earnings for basic and diluted EPS	$125.2	$142.3
Weighted-average shares for basic EPS	121.4	124.4
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.5	0.6
Weighted-average shares for diluted EPS	121.9	125.0

For the three months ended April 30, 2019 and 2018, there were 1.7 million and 0.9 million, respectively, stock options and restricted stock units that were excluded from the computations of earnings per diluted share due to their antidilutive effect.

7.	DEBT

(in millions)	April 30, 2019	January 31, 2019	April 30, 2018
Short-term borrowings:
Credit Facilities	$30.1	$13.5	$26.1
Other credit facilities	112.0	99.9	70.6
	$142.1	$113.4	$96.7

Long-term debt:
Unsecured Senior Notes:
2012 4.40% Series B Senior Notes, due July 2042 [a]	$250.0	$250.0	$250.0
2014 3.80% Senior Notes, due October 2024 [b,c]	250.0	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [b,c]	300.0	300.0	300.0
2016 0.78% Senior Notes, due August 2026 [b,d]	89.5	91.8	91.7
	889.5	891.8	891.7
Less: unamortized discounts and debt issuance costs	(8.3)	(8.4)	(8.8)
	$881.2	$883.4	$882.9

[a]	The agreements governing these Senior Notes require repayments of $50.0 million in aggregate every five years beginning in July 2022.

[b]	These agreements require lump sum repayments upon maturity.

[c]	These Senior Notes were issued at a discount, which will be amortized until the debt maturity.

[d]	These Senior Notes were issued at par, ¥10.0 billion.

At April 30, 2019, the Company was in compliance with all debt covenants.

TIFFANY & CO.

8.	HEDGING INSTRUMENTS

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

Derivative Instruments Designated as Hedging Instruments. If a derivative instrument meets certain hedge accounting criteria, it is recorded on the Condensed Consolidated Balance Sheet at its fair value, as either an asset or a liability, with an offset to current or other comprehensive earnings, depending on whether the hedge is designated as one of the following on the date it is entered into:

•
Fair Value Hedge – A hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. For fair value hedge transactions, the changes in the fair value of the derivative and changes in the fair value of the item being hedged are recorded in current earnings.

•
Cash Flow Hedge – A hedge of the exposure to variability in the cash flows of a recognized asset, liability or a forecasted transaction. For cash flow hedge transactions, the changes in fair value of derivatives is reported as other comprehensive income ("OCI") and is recognized in current earnings in the period or periods during which the hedged transaction affects current earnings.

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

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2012 and recorded a loss within accumulated other comprehensive loss. As of April 30, 2019, $17.0 million remains recorded as a loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2014 and recorded a loss within accumulated other comprehensive loss. As of April 30, 2019, $3.5 million remains recorded as a loss in accumulated

TIFFANY & CO.

other comprehensive loss, which is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

Cross-currency Swaps – In 2016 and 2017, the Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of April 30, 2019, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

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

As of April 30, 2019, the notional amounts of foreign exchange forward contracts were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥18,653.1	172.6
British pound		£11.5	15.1
Derivatives not designated as hedging instruments:
U.S. dollar		$57.7	57.7
Euro		€6.6	7.4
Australian dollar	AU$	30.4	21.7
British pound		£19.4	25.5
Czech koruna	CZK	133.5	5.9
Japanese yen		¥888.2	8.0
Korean won	₩	45,292.2	40.4
Hong Kong dollar	HKD	63.7	8.1
New Zealand dollar	NZ$	10.7	7.2
Singapore dollar	S$	19.8	14.6
Swiss franc	CHF	5.5	5.5
Danish kroner	DKK	52.0	7.9

The maximum term of the Company's outstanding foreign exchange forward contracts as of April 30, 2019 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option

TIFFANY & CO.

contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of April 30, 2019, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted precious metals transactions is 18 months. As of April 30, 2019, there were precious metal derivative instruments outstanding for approximately 30,000 ounces of platinum, 497,000 ounces of silver and 70,000 ounces of gold.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended April 30, 2019
(in millions)	Cost of sales	Interest expense and financing costs	Other (income) expense, net	Other comprehensive loss, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$383.9	$10.4	$(1.0)	$(13.2)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax gain recognized in OCI	—	—	—	5.7
Pre-tax loss reclassified from accumulated OCI into earnings	(1.1)	—	—	1.1
Precious metal collars
Pre-tax loss reclassified from accumulated OCI into earnings	(0.1)	—	—	0.1
Precious metal forward contracts
Pre-tax loss recognized in OCI	—	—	—	(1.4)
Pre-tax gain reclassified from accumulated OCI into earnings	1.1	—	—	(1.1)
Cross-currency swaps
Pre-tax gain recognized in OCI	—	—	—	13.4
Pre-tax loss reclassified from accumulated OCI into earnings	—	—	(7.8)	7.8
Forward-starting interest rate swaps
Pre-tax gain reclassified from accumulated OCI into earnings	—	0.3	—	(0.3)

TIFFANY & CO.

	Three months ended April 30, 2018
(in millions)	Cost of sales	Interest expense and financing costs	Other (income) expense, net	Other comprehensive loss, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$382.3	$9.9	$3.9	$(29.9)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax gain recognized in OCI	—	—	—	1.8
Pre-tax loss reclassified from accumulated OCI into earnings	(1.6)	—	—	1.6
Precious metal collars
Pre-tax loss reclassified from accumulated OCI into earnings	(0.1)	—	—	0.1
Precious metal forward contracts
Pre-tax loss recognized in OCI	—	—	—	(5.6)
Pre-tax loss reclassified from accumulated OCI into earnings	(0.4)	—	—	0.4
Cross-currency swaps
Pre-tax loss recognized in OCI	—	—	—	(3.4)
Pre-tax loss reclassified from accumulated OCI into earnings	—	—	(0.6)	0.6
Forward-starting interest rate swaps
Pre-tax gain reclassified from accumulated OCI into earnings	—	0.4	—	(0.4)

The pre-tax gains (losses) on derivatives not designated as hedging instruments were not significant in the three months ended April 30, 2019 and 2018. The Company expects the net amount of pre-tax derivative gains and losses included in accumulated other comprehensive loss at April 30, 2019 to be reclassified into earnings within the next 12 months will not be significant. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Financial assets and liabilities carried at fair value at April 30, 2019 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Time deposits [a]	$53.2	$—	$—	$53.2
Marketable securities [b]	37.4	—	—	37.4
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	3.3	—	3.3
Foreign exchange forward contracts [c]	—	3.4	—	3.4
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	2.1	—	2.1
Total financial assets	$90.6	$8.8	$—	$99.4

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$0.8	$—	$0.8
Foreign exchange forward contracts [d]	—	0.1	—	0.1
Cross-currency swaps [d]	—	8.1	—	8.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	0.5	—	0.5
Total financial liabilities	$—	$9.5	$—	$9.5

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

Financial assets and liabilities carried at fair value at April 30, 2018 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Time deposits [a]	$212.7	$—	$—	$212.7
Marketable securities [b]	37.1	—	—	37.1
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	1.8	—	1.8
Foreign exchange forward contracts [c]	—	0.9	—	0.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	1.4	—	1.4
Total financial assets	$249.8	$4.1	$—	$253.9

TIFFANY & CO.

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$5.0	$—	$5.0
Foreign exchange forward contracts [d]	—	2.4	—	2.4
Cross-currency swaps [d]	—	23.6	—	23.6
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	0.8	—	0.8
Total financial liabilities	$—	$31.8	$—	$31.8

[a]	Included within Short-term investments.

[b]	Included within Other assets, net.

[c]	Included within Prepaid expenses and other current assets or Other assets, net based on the maturity of the contract.

[d]	Included within Accounts payable and accrued liabilities or Other long-term liabilities based on the maturity of the contract.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the short-term maturities of these assets and liabilities and as such are measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was approximately $1.0 billion at both April 30, 2019 and 2018 and the corresponding fair value was approximately $1.0 billion at April 30, 2019 and 2018.

10.	LEASES

The Company leases certain office, distribution, retail and manufacturing facilities, land and equipment. Retail store leases may require the payment of minimum rentals and contingent rent based on a percentage of sales exceeding a stipulated amount. The lease agreements, which expire at various dates through 2062, are subject, in many cases, to renewal options and provide for the payment of taxes, insurance and maintenance. Certain leases contain escalation clauses resulting from the pass through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices.

The Company determines its lease payments based on predetermined rent escalations (including escalations based on consumer price indices), rent-free periods and other incentives. The Company recognizes rent expense on a straight-line basis over the related terms of such leases, beginning from when the Company takes possession of the leased facility. Variable rents, including contingent rent based on a percentage of sales and adjustments to consumer price indices, are recorded in the period such amounts and adjustments are determined. Lease terms include renewal options when exercise of such options is reasonably certain and within the control of the Company. There is generally no readily determinable discount rate implicit in the Company's leases. Accordingly, the Company uses its incremental borrowing rate for a term that corresponds to the applicable lease term in order to measure its lease liabilities and has elected to use such rates based on lease terms remaining as of February 1, 2019.

The amounts of the Company's right-of-use asset and current and non-current lease liabilities are presented separately on the Condensed Consolidated Balance Sheet as of April 30, 2019. Substantially all of the Company's leases are operating leases as of April 30, 2019. The Company records lease expense within Cost of sales for leases of manufacturing facilities and within Selling, general and administrative expenses for all other leases.

TIFFANY & CO.

Amounts recognized in the Condensed Consolidated Statement of Earnings were as follows:

(in millions)	Three Months Ended April 30, 2019
Fixed operating lease expense	$77.3
Variable operating lease expense	34.6
Sublease income	(1.2)
Net lease expense	$110.7

The weighted average remaining lease term was seven years and the weighted average discount rate was 4.2% for all of the Company's operating leases as of April 30, 2019.

The following table provides supplemental cash flow information related to the Company's operating leases:

(in millions)	Three Months Ended April 30, 2019
Cash flows from operating activities attributable to operating leases	$70.9
Right-of-use assets obtained in exchange for operating lease liabilities	52.9

The following table reconciles the undiscounted cash flows expected to be paid in each of the next five fiscal years and thereafter to the operating lease liability recorded on the Condensed Consolidated Balance Sheet for operating leases existing as of April 30, 2019:

Years ending January 31,	Minimum Lease Payments as of April 30, 2019 (in millions)
2020 *	$202.9
2021	244.2
2022	214.4
2023	175.5
2024	142.6
Thereafter	403.3
Total minimum lease payments	1,382.9
Less: amount of total minimum lease payments representing interest	(204.5)
Present value of future total minimum lease payments	1,178.4
Less: current portion of lease liabilities	(226.3)
Long-term lease liabilities	$952.1

* This amount represents minimum lease payments for the nine month period from May 1, 2019 to January 31, 2020.

TIFFANY & CO.

As previously disclosed in "Note J. Commitments and Contingencies" to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 2019, under previous lease accounting, future minimum lease payments for operating leases having an initial or remaining non-cancelable lease term in excess of one year were as follows:

Years ending January 31,	Minimum Lease Payments as of January 31, 2019 (in millions)
2020	$292.8
2021	239.2
2022	212.8
2023	177.4
2024	146.8
Thereafter	438.0
Total minimum lease payments	$1,507.0

As of April 30, 2019, there were 11 executed agreements in respect of store relocations, new stores, office space and other facilities without commencement dates, which had total commitments of $109.2 million.

11.	COMMITMENTS AND CONTINGENCIES

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory

TIFFANY & CO.

rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. The Court has denied a motion made by Costco for a new trial; however, Costco has also filed an appeal from the judgment, which is pending before the Second Circuit Court of Appeals. As the Tiffany plaintiffs may not enforce the Court's judgment during the appeals process, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of April 30, 2019. The Company expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2020.

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

TIFFANY & CO.

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

TIFFANY & CO.

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

12.	STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

(in millions)	April 30, 2019	January 31, 2019	April 30, 2018
Accumulated other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(132.2)	$(108.2)	$(73.0)
Deferred hedging loss	(20.5)	(24.5)	(30.2)
Net unrealized loss on benefit plans	(91.3)	(72.1)	(62.9)
	$(244.0)	$(204.8)	$(166.1)

Additions to and reclassifications out of accumulated other comprehensive earnings (loss) were as follows:

	Three Months Ended April 30,
(in millions)	2019	2018
Foreign currency translation adjustments	$(21.8)	$(25.4)
Income tax (expense) benefit	(2.4)	0.4
Foreign currency translation adjustments, net of tax	(24.2)	(25.0)
Unrealized gain (loss) on hedging instruments	17.7	(7.2)
Reclassification adjustment for gain included in net earnings [a]	(7.6)	(2.3)
Income tax (expense) benefit	(1.3)	2.2
Unrealized gain (loss) on hedging instruments, net of tax	8.8	(7.3)
Amortization of net loss included in net earnings [b]	2.8	3.3
Amortization of prior service credit included in net earnings [b]	(0.2)	(0.2)
Income tax expense	(0.4)	(0.7)
Net unrealized gain on benefit plans, net of tax	2.2	2.4
Total other comprehensive loss, net of tax	$(13.2)	$(29.9)

[a]	These gains are reclassified into Cost of sales, Interest expense and financing costs and Other (income) expense, net (see "Note 8. Hedging Instruments" for additional details).

[b]	These losses (gains) are included in the computation of net periodic benefit cost (see "Note 13. Employee Benefit Plans" for additional details) and are reclassified into Other (income) expense, net.

Share Repurchase Program. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under this program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund repurchases under the 2018 Program from existing cash

TIFFANY & CO.

at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for repurchase under the 2016 Program. As of April 30, 2019, $609.6 million remained available under the 2018 Program.

The Company's share repurchase activity was as follows:

	Three Months Ended April 30,
(in millions, except per share amounts)	2019	2018
Cost of repurchases	$25.4	$40.5
Shares repurchased and retired	0.3	0.4
Average cost per share	$93.77	$99.48

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.55 and $0.50 per share of Common Stock in the three months ended April 30, 2019 and 2018, respectively.

Cumulative effect adjustment from adoption of new accounting standards. The amounts presented within this line item on the Condensed Consolidated Statement of Stockholders' Equity represent the effects of the Company's adoption, on a modified retrospective basis, of ASU 2016-02 – Leases and ASU 2018-02 – Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (each as discussed in "Note 2. New Accounting Standards") for the three months ended April 30, 2019, and ASU 2014-09 – Revenue from Contracts with Customers and ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities for the three months ended April 30, 2018.

13.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans and provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended April 30,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2019	2018	2019	2018
Net Periodic Benefit Cost:
Service cost	$4.2	$4.5	$0.7	$0.7
Interest cost	8.1	7.6	0.8	0.8
Expected return on plan assets	(8.7)	(8.3)	—	—
Amortization of prior service credit	—	—	(0.2)	(0.2)
Amortization of net loss	2.6	3.3	0.2	—
Net expense	$6.2	$7.1	$1.5	$1.3

The components of net periodic benefit cost other than the service cost component are included in Other (income) expense, net on the Condensed Consolidated Statement of Earnings.

The Company maintains a noncontributory defined benefit pension plan qualified in accordance with the Internal Revenue Service Code ("Qualified Plan") covering substantially all U.S. employees hired before January 1, 2006. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified

TIFFANY & CO.

Plan, the Company may elect not to make any contribution in a particular year. No cash contribution was required in the fiscal year ending January 31, 2019 and none is required in the fiscal year ending January 31, 2020 ("fiscal 2019") to meet the minimum funding requirements of the Employee Retirement Income Security Act. However, the Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan and made a voluntary cash contribution of $30.0 million in the three months ended April 30, 2019. The Company does not currently expect to make any additional discretionary contributions in fiscal 2019. This expectation is subject to change based on management's assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions.

14.	SEGMENT INFORMATION

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

TIFFANY & CO.

Certain information relating to the Company's segments is set forth below:

	Three Months Ended April 30,
(in millions)	2019	2018
Net sales:
Americas	$406.3	$425.3
Asia-Pacific	324.1	328.6
Japan	144.7	150.6
Europe	102.5	107.0
Total reportable segments	977.6	1,011.5
Other	25.5	21.7
	$1,003.1	$1,033.2
Earnings from operations*:
Americas	$56.8	$74.9
Asia-Pacific	86.0	100.1
Japan	53.4	58.3
Europe	12.2	14.2
Total reportable segments	208.4	247.5
Other	1.2	2.3
	$209.6	$249.8
* Represents earnings from operations before (i) unallocated corporate expenses, (ii) Interest expense and financing costs and (iii) Other (income) expense, net.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated Earnings from operations before income taxes:

	Three Months Ended April 30,
(in millions)	2019	2018
Earnings from operations for segments	$209.6	$249.8
Unallocated corporate expenses	(48.7)	(45.5)
Interest expense and financing costs	(10.4)	(9.9)
Other income (expense), net	1.0	(3.9)
Earnings from operations before income taxes	$151.5	$190.5

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

15.	SUBSEQUENT EVENT

On June 4, 2019, the Company's Board of Directors approved a 5% increase in the quarterly dividend rate on its Common Stock, increasing such quarterly dividend from $0.55 per share of Common Stock to a new rate of $0.58 per share of Common Stock. This increased quarterly dividend will be paid on July 10, 2019 to shareholders of record on June 20, 2019.

TIFFANY & CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Tiffany & Co. (the "Registrant") is a holding company that operates through Tiffany and Company ("Tiffany") and the Registrant's other subsidiary companies (collectively, the "Company"). The Registrant, through its subsidiaries, designs and manufactures products and operates TIFFANY & CO. retail stores worldwide, and also sells its products through Internet, catalog, business-to-business and wholesale operations. The Company's principal merchandise offering is jewelry (representing 92% of worldwide net sales in the fiscal year ended January 31, 2019); it also sells watches, home and accessories products and fragrances.

The Company's reportable segments are as follows:

•
Americas includes sales in 124 Company-operated TIFFANY & CO. stores in the United States ("U.S."), Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through Internet, catalog, business-to-business and wholesale operations;

•	Asia-Pacific includes sales in 89 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•	Japan includes sales in 56 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•	Europe includes sales in 47 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in five Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds as well as earnings received from third-party licensing agreements.

SUMMARY OF FIRST QUARTER RESULTS

•
Worldwide net sales decreased 3% to $1,003.1 million in the three months ("first quarter") ended April 30, 2019, reflecting lower sales in all reportable segments; comparable sales decreased 5%. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales were equal to the prior year and comparable sales decreased 2%.

•
Earnings from operations as a percentage of net sales ("operating margin") decreased 380 basis points due to sales deleverage on selling, general and administrative expenses and a decrease in gross margin.

•
Net earnings decreased to $125.2 million, or $1.03 per diluted share, from $142.3 million, or $1.14 per diluted share, in the prior year reflecting the above factors, partially offset by a lower effective income tax rate.

•	Inventories, net increased 6% from April 30, 2018.

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

Net Sales. The Company's reported net sales reflect either a translation-related benefit from strengthening foreign currencies or a detriment from a strengthening U.S. dollar. Internally, management monitors and measures its sales performance on a non-GAAP basis that eliminates the positive or negative effects that result from translating sales made outside the U.S. into U.S. dollars ("constant-exchange-rate basis"). Sales on a constant-exchange-rate basis are calculated by taking the current year's sales in local currencies and translating them into U.S. dollars using the prior year's foreign currency exchange rates. Management believes this constant-exchange-rate basis provides a useful supplemental basis for the assessment of sales performance and of comparability between reporting periods. The following tables reconcile the sales percentage increases (decreases) from the GAAP to the non-GAAP basis versus the previous year:

	First Quarter 2019 vs. 2018
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	(3)%	(3)%	—%
Americas	(4)	—	(4)
Asia-Pacific	(1)	(4)	3
Japan	(4)	(4)	—
Europe	(4)	(8)	4
Other	17	—	17

Comparable Sales:
Worldwide	(5)%	(3)%	(2)%
Americas	(5)	(1)	(4)
Asia-Pacific	(5)	(5)	—
Japan	(4)	(4)	—
Europe	(7)	(8)	1
Other	(17)	—	(17)

TIFFANY & CO.

	First Quarter 2019 vs. 2018
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Jewelry sales by product category:
Jewelry collections	1%	(3)%	4%
Engagement jewelry	(6)	(4)	(2)
Designer jewelry	(14)	(3)	(11)

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

Net Sales

Net sales by segment were as follows:

	First Quarter
(in millions)	2019	2018	Increase/(Decrease)
Americas	$406.3	$425.3	(4)%
Asia-Pacific	324.1	328.6	(1)
Japan	144.7	150.6	(4)
Europe	102.5	107.0	(4)
Other	25.5	21.7	17
	$1,003.1	$1,033.2	(3)

Worldwide net sales decreased $30.1 million, or 3%, in the first quarter of 2019 reflecting lower sales in all reportable segments. On a constant-exchange-rate basis, worldwide net sales were equal to the prior year.

TIFFANY & CO.

Jewelry sales by product category were as follows:

	First Quarter
(in millions)	2019	2018	$ Change	% Change
Jewelry collections	$532.3	$527.1	$5.2	1%
Engagement jewelry	280.4	296.7	(16.3)	(6)
Designer jewelry	110.9	128.4	(17.5)	(14)

Net sales in the Jewelry collections category remained largely unchanged from the prior year, benefiting from increased sales of Tiffany T and High jewelry, while the Engagement jewelry and Designer jewelry categories reflected decreases across the categories.

Certain reclassifications within the jewelry categories have been made to the prior year amounts to conform to the current year category presentation.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Sales	Non-comparable Sales	Wholesale/Other	Total
Americas	$(19.8)	$(0.3)	$1.1	$(19.0)
Asia-Pacific	(12.3)	3.6	4.2	(4.5)
Japan	(5.5)	1.4	(1.8)	(5.9)
Europe	(7.0)	2.4	0.1	(4.5)

Changes in jewelry sales relative to the prior year by reportable segment were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Change in Jewelry Sales
Americas	3%	(1)%	(7)%
Asia-Pacific	7	(4)	(8)
Japan	(4)	(4)	(1)
Europe	(2)	(8)	(2)

Americas. Total net sales decreased $19.0 million, or 4%, which included comparable sales decreasing $19.8 million, or 5%. Sales decreased across most of the region, which management attributed primarily to lower spending by foreign tourists. On a constant-exchange-rate basis, total net sales and comparable sales each decreased 4%.

The decrease in the number of jewelry units sold reflected decreases across all product categories. Management attributed the increase in the average price per jewelry unit sold to a shift in sales mix.

Asia-Pacific. Total net sales decreased $4.5 million, or 1%, which included comparable sales decreasing $12.3 million, or 5%, due to the effect of foreign currency translation. On a constant-exchange-rate basis, total net sales increased by 3% and comparable sales were equal to the prior year, reflecting a continuation of strong growth in mainland China offset by mixed results in other markets in the region. Management attributed these results to higher spending by local customers that was largely offset by lower spending by foreign tourists.

The decrease in the number of jewelry units sold reflected decreases across most product categories. Management attributed the increase in the average price per jewelry unit sold to a shift in sales mix.

TIFFANY & CO.

Japan. Total net sales decreased $5.9 million, or 4%, which included comparable sales decreasing $5.5 million, or 4%, while on a constant-exchange-rate basis, total net sales and comparable sales were equal to the prior year, with sales attributed to foreign tourists below the prior year.

Management attributed the decrease in the average price per jewelry unit sold to the negative effect of currency translation.

Europe. Total net sales decreased $4.5 million, or 4%, which included comparable sales decreasing $7.0 million, or 7%, while on a constant-exchange-rate basis, total net sales increased 4% and comparable sales increased 1%. These results reflected mixed geographic performance across the region, which management attributed to modest changes in spending by local customers and foreign tourists.

Management attributed the decrease in the average price per jewelry unit sold to the negative effect of currency translation.

Other. Other sales increased by $3.8 million, or 17%, primarily due to an increase in wholesale sales of diamonds.

Store Data. In the first quarter of 2019, the Company opened one Company-operated store each in the Americas and Japan and closed one Company-operated store each in the Americas and Asia-Pacific.

Gross Margin

	First Quarter
(dollars in millions)	2019	2018
Gross profit	$619.2	$650.9
Gross profit as a percentage of net sales	61.7%	63.0%

Gross margin (gross profit as a percentage of net sales) decreased 130 basis points in the first quarter of 2019 largely due to sales deleverage on fixed costs, a shift in sales mix toward higher price point jewelry (that generates a lower gross margin) and the unfavorable effect from an increase in wholesale sales of diamonds, which was partly offset by decreases in product-related costs, such as charges related to inventory obsolescence.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Financial Statements – Note 8. Hedging Instruments"). Management adjusted retail prices in the first quarter of 2019 and 2018 across most geographic regions and product categories, some of which were intended to mitigate foreign currency fluctuations.

Selling, General and Administrative ("SG&A") Expenses

	First Quarter
(dollars in millions)	2019	2018
SG&A expenses	$458.3	$446.6
SG&A expenses as a percentage of net sales	45.7%	43.2%
SG&A expenses increased $11.7 million, or 3%, in the first quarter of 2019, largely due to increased store occupancy and depreciation expenses. SG&A expenses as a percentage of net sales increased 250 basis points due to sales deleverage on operating expenses. Changes in foreign currency exchange rates had the effect of decreasing SG&A expenses by 2% as compared with the prior year.

TIFFANY & CO.

Earnings from Operations

	First Quarter
(in millions)	2019	2018
Earnings from operations	$160.9	$204.3
Operating margin	16.0%	19.8%

Earnings from operations decreased $43.4 million, or 21%, in the first quarter of 2019 and operating margin decreased 380 basis points, reflecting sales deleverage on SG&A expenses and a decrease in gross margin.

Results by segment are as follows:

(in millions)	First Quarter 2019	% of Net Sales	First Quarter 2018	% of Net Sales
Earnings from operations*:
Americas	$56.8	14.0%	$74.9	17.6%
Asia-Pacific	86.0	26.5	100.1	30.5
Japan	53.4	36.9	58.3	38.7
Europe	12.2	11.9	14.2	13.3
Other	1.2	4.8	2.3	10.7
	209.6		249.8
Unallocated corporate expenses	(48.7)	(4.9)%	(45.5)	(4.4)%
Earnings from operations	$160.9	16.0%	$204.3	19.8%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the first quarter of 2019 compared with 2018 was as follows:

•	Americas – the ratio decreased 360 basis points due to sales deleverage on operating expenses and a decrease in gross margin;

•	Asia-Pacific – the ratio decreased 400 basis points due to an increase in SG&A expenses, primarily attributable to store-related expenses, and a decrease in gross margin;

•	Japan – the ratio decreased 180 basis points due to sales deleverage on operating expenses; and

•	Europe – the ratio decreased 140 basis points due to a decline in gross margin and sales deleverage on operating expenses.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased $3.2 million, or 7%, in the first quarter of 2019 when compared to the prior year.

Interest Expense and Financing Costs

Interest expense and financing costs increased $0.5 million, or 5%, in the first quarter of 2019 compared to the prior year.

Other (Income) Expense, net

Other income, net of $1.0 million in the first quarter of 2019 compared to other expense, net of $3.9 million in the prior year.

TIFFANY & CO.

Provision for Income Taxes

The effective income tax rate for the first quarter of 2019 was 17.3% versus 25.3% in the prior year. The effective income tax rate for the first quarter of 2019 included the recognition of an income tax benefit of $7.5 million, or 500 basis points or $0.06 per diluted share, related to an increase in the estimated 2018 Foreign Derived Intangible Income ("FDII") benefit as a result of new U.S. Treasury guidance issued during the first quarter of 2019.

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

The following table summarizes cash flows from operating, investing and financing activities:

	First Quarter
(in millions)	2019	2018
Net cash provided by (used in):
Operating activities	$31.1	$99.8
Investing activities	(52.1)	54.9
Financing activities	(69.1)	(126.0)
Effect of exchange rate changes on cash and cash equivalents	7.0	(0.2)
Net (decrease) increase in cash and cash equivalents	$(83.1)	$28.5

Operating Activities

The Company had net cash inflows from operating activities of $31.1 million in the first quarter of 2019 compared with $99.8 million in the first quarter of 2018. The variance was primarily due to a decrease in earnings and the $30.0 million voluntary cash contribution made by the Company to its U.S. pension plan in the first quarter of 2019.

Working Capital. Working capital (current assets less current liabilities) was $2.8 billion at April 30, 2019, compared with $3.0 billion at January 31, 2019 and $3.3 billion at April 30, 2018. The decrease in first quarter of 2019 compared with the first quarter of 2018 was primarily due to a decrease in Cash and cash equivalents and Short-term investments (which includes the effect of the $250.0 million accelerated share repurchase transaction executed by the Company in the three months ended July 31, 2018), and an increase in current liabilities (which reflects the adoption of ASC 842 – Leases in the current period, which established the Current portion of operating lease liabilities on the Condensed Consolidated Balance Sheet).

Accounts receivable, net at April 30, 2019 were 14% lower than at January 31, 2019 and 8% lower than at April 30, 2018. The decrease in Accounts receivable, net at April 30, 2019 primarily reflected the decrease in sales during the first quarter of 2019 and the timing of collections. Currency translation had the effect of decreasing Accounts receivable, net by 2% compared to April 30, 2018, but did not have a significant effect on the change from January 31, 2019.

Inventories, net at April 30, 2019 were 1% higher than at January 31, 2019 and 6% higher than April 30, 2018, due to increases in finished goods inventories compared to both periods, reflecting recent sales performance and strategic investments in High jewelry. Currency translation had the effect of decreasing Inventories, net by 3% compared to April 30, 2018, but did not have a significant effect on the change from January 31, 2019.

TIFFANY & CO.

Accounts payable and accrued liabilities at April 30, 2019 were 24% lower than at January 31, 2019 and 3% higher than at April 30, 2018. The increase compared to April 30, 2018 included the deferral of an advanced payment received in the fourth quarter of 2018 (see "Item 1. Financial Statements - Note 11. Commitments and Contingencies" for further information).

The decrease in Other long-term liabilities at April 30, 2019 when compared to January 31, 2019 and April 30, 2018 includes the impact of the adoption of ASC 842 – Leases, which resulted in the reclassification of the balances for unamortized lease incentives and the lease straight-line liability from Other long-term liabilities to Operating lease right-of-use assets during the first quarter of 2019.

Investing Activities

The Company had net cash outflows from investing activities of $52.1 million in the first quarter of 2019 compared with net cash inflows of $54.9 million in the first quarter of 2018. The decrease was driven by net activity related to sales and purchases of marketable securities and short-term investments.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net proceeds from the sales of marketable securities and short-term investments of $7.4 million during the first quarter of 2019 compared with net proceeds of $91.8 million during the first quarter of 2018.

Financing Activities

The Company had net cash outflows from financing activities of $69.1 million in the first quarter of 2019 compared with $126.0 million in the first quarter of 2018. Year-over-year changes in cash flows from financing activities were largely driven by changes in borrowings and share repurchases.

Recent Borrowings. The Company had net repayments of borrowings as follows:

	First Quarter
(in millions)	2019	2018
Short-term borrowings:
Proceeds from (repayments of) credit facility borrowings, net	$16.8	$(6.8)
Proceeds from other credit facility borrowings	26.6	—
Repayments of other credit facility borrowings	(14.5)	(14.5)
Net proceeds from (repayments of) total borrowings	$28.9	$(21.3)

Under all of the Company's credit facilities, at April 30, 2019, there were $142.1 million of borrowings outstanding, $3.6 million of letters of credit issued and $886.1 million available for borrowing. At April 30, 2018, there were $96.7 million of borrowings outstanding, $6.6 million of letters of credit issued and $939.8 million available for borrowing. The weighted-average interest rate for the amounts outstanding at April 30, 2019 and 2018 was 4.4% and 4.5%, respectively.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders' equity was 32% at April 30, 2019, 32% at January 31, 2019 and 30% at April 30, 2018.

At April 30, 2019, the Company was in compliance with all debt covenants.

Share Repurchases. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under this program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund repurchases under the 2018 Program from existing cash at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt. The 2018 Program replaced the Company's previous share

TIFFANY & CO.

repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for repurchase under the 2016 Program. As of April 30, 2019, $609.6 million remained available under the 2018 Program.

The Company's share repurchase activity during the first quarter of 2019 and 2018 was as follows:

	First Quarter
(in millions, except per share amounts)	2019	2018
Cost of repurchases	$25.4	$40.5
Shares repurchased and retired	0.3	0.4
Average cost per share	$93.77	$99.48

Contractual Obligations

The Company's contractual cash obligations and commercial commitments at April 30, 2019 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not changed significantly since January 31, 2019.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

2019 Outlook

Management's guidance for fiscal 2019 includes: (i) worldwide net sales increasing by a low-single-digit percentage over the prior year; (ii) net earnings per diluted share increasing by a low-to-mid-single-digit percentage; and (iii) a continued expectation for a decline in net earnings per diluted share in the second quarter of the year, largely reflecting continuing sales pressures from the effect of lower foreign tourist spending, difficult comparisons to strong growth in last year's second quarter and sales deleverage on fixed costs. These expectations are approximations and are based on the Company's plans and assumptions for the full year, including, to varying degrees: (i) a low-single-digit increase in comparable sales, with varying results across the regions; (ii) worldwide gross retail square footage increasing 3%, net through eight store openings, six closings and 15 relocations; (iii) tariffs increasing on jewelry that the Company exports from the U.S. to China from its current levels to a new level of 25% on average; (iv) operating margin equal to or slightly above the prior year; (v) interest and other expenses, net lower than the prior year; (vi) an effective income tax rate in the low-20's%; (vii) a stronger U.S. dollar on a year-over-year basis; and (viii) a modest effect on EPS from share repurchases.

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

Forward-Looking Statements

The historical trends and results reported in this quarterly report on Form 10-Q should not be considered an indication of future performance. Further, statements contained in this quarterly report on Form 10-Q that are not statements of historical fact, including those that refer to plans, assumptions and expectations for the current fiscal year and future periods, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, the statements under "2019 Outlook" as well as statements that can be identified by the use of words such as 'expects,' 'projects,' 'anticipates,' 'assumes,' 'forecasts,' 'plans,' 'believes,' 'intends,' 'estimates,' 'indicates,' 'pursues,' 'scheduled,' 'continues,' 'outlook,' 'may,' 'will,' 'can,' 'should' and variations of such words and similar expressions. Examples of forward-

TIFFANY & CO.

looking statements include, but are not limited to, statements we make regarding the Company's plans, assumptions, expectations, beliefs and objectives with respect to store openings and closings; store productivity; the renovation of the Company's New York City flagship store, including the timing and cost thereof, and the temporary expansion of its retail operations to 6 East 57th Street; product introductions; sales; sales growth; sales trends; store traffic; the Company's strategy and initiatives and the pace of execution thereon; the amount and timing of investment spending; the Company's objectives to compete in the global luxury market and to improve financial performance; retail prices; gross margin; operating margin; expenses; interest and other expenses, net; effective income tax rate; the nature, amount or scope of charges resulting from recent revisions to the U.S. tax code; net earnings and net earnings per share; share count; inventories; capital expenditures; cash flow; liquidity; currency translation; macroeconomic and geopolitical conditions; the imposition of increased tariffs on jewelry that the Company exports from the U.S. to China; growth opportunities; litigation outcomes and recovery related thereto; amounts recovered under Company insurance policies; contributions to Company pension plans; and certain ongoing or planned real estate, product, marketing, retail, customer experience, manufacturing, supply chain, information systems development, upgrades and replacement, and other operational initiatives and strategic priorities.

These forward-looking statements are based upon the current views and plans of management, speak only as of the date on which they are made and are subject to a number of risks and uncertainties, many of which are outside of our control. Actual results could therefore differ materially from the planned, assumed or expected results expressed in, or implied by, these forward-looking statements. While we cannot predict all of the factors that could form the basis of such differences, key factors include, but are not limited to: global macroeconomic and geopolitical developments; changes in interest and foreign currency rates; changes in taxation policies and regulations (including changes effected by the recent revisions to the U.S. tax code) or changes in the guidance related to, or interpretation of, such policies and regulations; shifting tourism trends; regional instability; violence (including terrorist activities); political activities or events (including the potential for rapid and unexpected changes in government, economic and political policies, the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade, including as a result of changes in diplomatic and trade relations or agreements with other countries); weather conditions that may affect local and tourist consumer spending; changes in consumer confidence, preferences and shopping patterns, as well as our ability to accurately predict and timely respond to such changes; shifts in the Company's product and geographic sales mix; variations in the cost and availability of diamonds, gemstones and precious metals; adverse publicity regarding the Company and its products, the Company's third-party vendors or the diamond or jewelry industry more generally; any non-compliance by third-party vendors or suppliers with the Company's sourcing and quality standards, codes of conduct, or contractual requirements as well as applicable laws and regulations; changes in our competitive landscape; disruptions impacting the Company's business and operations; failure to successfully implement or make changes to the Company's information systems; gains or losses in the trading value of the Company's stock, which may impact the amount of stock repurchased through open market transactions, including through Rule 10b5-1 plans and accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions; the Company's receipt of any required approvals to the aforementioned renovation of its New York City flagship store and expansion of its retail operations to 6 East 57th Street, as well as the timing of such approvals; changes in the cost and timing estimates associated with the aforementioned renovation and expansion; delays caused by third parties involved in the aforementioned renovation and expansion; any casualty, damage or destruction to the Company's flagship store or 6 East 57th Street; and the Company's ability to successfully control costs and execute on, and achieve the expected benefits from, the operational initiatives and strategic priorities referenced above. Developments relating to these and other factors may also warrant changes to the Company's operating and strategic plans, including with respect to store openings, closings and renovations, capital expenditures, information systems development, inventory management, and continuing execution on, or timing of, the aforementioned initiatives and priorities. Such changes could also cause actual results to differ materially from the expected results expressed in, or implied by, the forward-looking statements.

Additional information about potential risks and uncertainties that could affect the Company's business and financial results is included under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should consider the risks, uncertainties and factors outlined above and in the Form 10-K in evaluating, and are cautioned not to place undue reliance on, the forward-looking statements contained herein. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of April 30, 2019 is 12 months.

The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of April 30, 2019, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in billions)	(in millions)
July 2016	October 1, 2024	¥10.6	$100.0
March 2017	April 1, 2027	11.0	96.1
May 2017	April 1, 2027	5.6	50.0

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. If the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The maximum term of the Company's outstanding precious metal collars and forward contracts as of April 30, 2019 is 18 months.

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

The Registrant implemented changes to its internal controls due to the adoption of Accounting Standard Update No. 2016-02, Leases (Accounting Standard Codification Topic 842) effective February 1, 2019. These changes include implementing a new lease accounting system and processes to evaluate and account for contracts under the new accounting standard. The Registrant's principal executive officer and principal financial officer have determined that there have been no other changes in the Registrant's internal control over financial reporting during the most recently completed fiscal quarter covered by this report identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

TIFFANY & CO.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under this program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund repurchases under the 2018 Program from existing cash at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for repurchase under the 2016 Program. As of April 30, 2019, $609.6 million remained available under the 2018 Program.

The following table contains the Company's purchases of equity securities in the first quarter of 2019:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
February 1, 2019 to February 28, 2019	160,066	$ 90.21	160,066	$ 620.6
March 1, 2019 to March 31, 2019	81,092	$ 96.84	81,092	$ 612.7
April 1, 2019 to April 30, 2019	29,456	$ 104.71	29,456	$ 609.6
TOTAL	270,614	$ 93.77	270,614	$ 609.6

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2019, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 4, 2019	TIFFANY & CO.
(Registrant)

By: /s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.