Form 10-Q
period 2019-07-31
TIFFANY & CO
filed 2019-08-28
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-9494
TIFFANY & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-3228013
(State of incorporation)	(I.R.S. Employer Identification No.)

727 Fifth Avenue, New York, NY 10022
(Address of principal executive offices and zip code)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 120,798,663 shares outstanding at the close of business on July 31, 2019.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED July 31, 2019

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	July 31, 2019	January 31, 2019	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$641.0	$792.6	$752.8
Short-term investments	39.6	62.7	61.3
Accounts receivable, net	241.0	245.4	207.0
Inventories, net	2,487.7	2,428.0	2,411.8
Prepaid expenses and other current assets	264.4	230.8	256.4
Total current assets	3,673.7	3,759.5	3,689.3
Operating lease right-of-use assets	1,073.4	—	—
Property, plant and equipment, net	1,021.2	1,026.7	970.5
Deferred income taxes	209.7	215.8	190.7
Other assets, net	337.9	331.0	319.7
	$6,315.9	$5,333.0	$5,170.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$135.2	$113.4	$90.3
Accounts payable and accrued liabilities	430.3	513.4	428.4
Current portion of operating lease liabilities	217.1	—	—
Income taxes payable	17.1	21.4	24.3
Merchandise credits and deferred revenue	71.4	69.9	67.3
Total current liabilities	871.1	718.1	610.3
Long-term debt	884.0	883.4	881.4
Pension/postretirement benefit obligations	287.7	312.4	293.5
Deferred gains on sale-leasebacks	—	31.1	34.9
Long-term portion of operating lease liabilities	969.6	—	—
Other long-term liabilities	110.4	257.1	278.6
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 120.8, 121.5, 122.4	1.2	1.2	1.2
Additional paid-in capital	1,276.5	1,275.4	1,265.6
Retained earnings	2,139.4	2,045.6	1,986.8
Accumulated other comprehensive loss, net of tax	(237.0)	(204.8)	(196.7)
Total Tiffany & Co. stockholders' equity	3,180.1	3,117.4	3,056.9
Non-controlling interests	13.0	13.5	14.6
Total stockholders' equity	3,193.1	3,130.9	3,071.5
	$6,315.9	$5,333.0	$5,170.2
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net sales	$1,048.5	$1,075.9	$2,051.6	$2,109.1
Cost of sales	390.8	387.1	774.7	769.4
Gross profit	657.7	688.8	1,276.9	1,339.7
Selling, general and administrative expenses	473.4	497.6	931.7	944.2
Earnings from operations	184.3	191.2	345.2	395.5
Interest expense and financing costs	9.8	9.7	20.2	19.6
Other (income) expense, net	(0.9)	(0.5)	(1.9)	3.4
Earnings from operations before income taxes	175.4	182.0	326.9	372.5
Provision for income taxes	39.1	37.3	65.4	85.5
Net earnings	$136.3	$144.7	$261.5	$287.0
Net earnings per share:
Basic	$1.13	$1.17	$2.16	$2.32
Diluted	$1.12	$1.17	$2.15	$2.31
Weighted-average number of common shares:
Basic	121.1	123.2	121.3	123.8
Diluted	121.4	124.0	121.6	124.5

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net earnings	$136.3	$144.7	$261.5	$287.0
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(2.7)	(33.3)	(26.9)	(58.3)
Unrealized gain (loss) on hedging instruments	7.6	(0.4)	16.4	(7.7)
Unrealized gain on benefit plans	2.1	3.1	4.3	5.5
Total other comprehensive earnings (loss), net of tax	7.0	(30.6)	(6.2)	(60.5)
Comprehensive earnings	$143.3	$114.1	$255.3	$226.5

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Three Months Ended July 31, 2019
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at April 30, 2019	$3,172.0	$2,128.3	$(244.0)	121.4	$1.2	$1,273.1	$13.4
Exercise of stock options and vesting of restricted stock units	0.6	—	—	—	—	0.6	—
Shares withheld related to net share settlement of share-based compensation	(1.0)	—	—	—	—	(1.0)	—
Share-based compensation expense	9.3	—	—	—	—	9.3	—
Purchase and retirement of Common Stock	(60.0)	(54.5)	—	(0.6)	—	(5.5)	—
Cash dividends on Common Stock ($0.58 per share)	(70.2)	(70.2)	—	—	—	—	—
Accrued dividends on share-based awards	(0.5)	(0.5)	—	—	—	—	—
Other comprehensive earnings, net of tax	7.0	—	7.0	—	—	—	—
Net earnings	136.3	136.3	—	—	—	—	—
Non-controlling interests	(0.4)	—	—	—	—	—	(0.4)
Balance at July 31, 2019	$3,193.1	$2,139.4	$(237.0)	120.8	$1.2	$1,276.5	$13.0

	Three Months Ended July 31, 2018
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at April 30, 2018	$3,268.6	$2,159.0	$(166.1)	124.2	$1.2	$1,259.6	$14.9
Exercise of stock options and vesting of restricted stock units	12.3	—	—	0.2	—	12.3	—
Shares withheld related to net share settlement of share-based compensation	(0.3)	—	—	—	—	(0.3)	—
Share-based compensation expense	10.8	—	—	—	—	10.8	—
Purchase and retirement of Common Stock	(265.9)	(248.9)	—	(2.0)	—	(17.0)	—
Cash dividends on Common Stock ($0.55 per share)	(67.5)	(67.5)	—	—	—	—	—
Accrued dividends on share-based awards	(0.3)	(0.5)	—	—	—	0.2	—
Other comprehensive loss, net of tax	(30.6)	—	(30.6)	—	—	—	—
Net earnings	144.7	144.7	—	—	—	—	—
Non-controlling interests	(0.3)	—	—	—	—	—	(0.3)
Balance at July 31, 2018	$3,071.5	$1,986.8	$(196.7)	122.4	$1.2	$1,265.6	$14.6

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Six Months Ended July 31, 2019
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2019	$3,130.9	$2,045.6	$(204.8)	121.5	$1.2	$1,275.4	$13.5
Exercise of stock options and vesting of restricted stock units	2.6	—	—	0.3	—	2.6	—
Shares withheld related to net share settlement of share-based compensation	(9.1)	—	—	(0.1)	—	(9.1)	—
Share-based compensation expense	15.2	—	—	—	—	15.2	—
Purchase and retirement of Common Stock	(85.4)	(77.6)	—	(0.9)	—	(7.8)	—
Cash dividends on Common Stock ($1.13 per share)	(137.0)	(137.0)	—	—	—	—	—
Accrued dividends on share-based awards	(0.7)	(0.9)	—	—	—	0.2	—
Other comprehensive loss, net of tax	(6.2)	—	(6.2)	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	21.8	47.8	(26.0)	—	—	—	—
Net earnings	261.5	261.5	—	—	—	—	—
Non-controlling interests	(0.5)	—	—	—	—	—	(0.5)
Balance at July 31, 2019	$3,193.1	$2,139.4	$(237.0)	120.8	$1.2	$1,276.5	$13.0

	Six Months Ended July 31, 2018
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2018	$3,248.2	$2,114.2	$(138.0)	124.5	$1.2	$1,256.0	$14.8
Exercise of stock options and vesting of restricted stock units	16.8	—	—	0.4	—	16.8	—
Shares withheld related to net share settlement of share-based compensation	(6.8)	—	—	(0.1)	—	(6.8)	—
Share-based compensation expense	19.8	—	—	—	—	19.8	—
Purchase and retirement of Common Stock	(306.3)	(285.9)	—	(2.4)	—	(20.4)	—
Cash dividends on Common Stock ($1.05 per share)	(129.7)	(129.7)	—	—	—	—	—
Accrued dividends on share-based awards	(0.7)	(0.9)	—	—	—	0.2	—
Other comprehensive loss, net of tax	(60.5)	—	(60.5)	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	3.9	2.1	1.8	—	—	—	—
Net earnings	287.0	287.0	—	—	—	—	—
Non-controlling interests	(0.2)	—	—	—	—	—	(0.2)
Balance at July 31, 2018	$3,071.5	$1,986.8	$(196.7)	122.4	$1.2	$1,265.6	$14.6

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$261.5	$287.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	125.6	110.9
Amortization of gain on sale-leasebacks	—	(4.3)
Provision for inventories	11.1	15.3
Deferred income taxes	(9.6)	(3.8)
Provision for pension/postretirement benefits	14.7	17.8
Share-based compensation expense	15.1	19.7
Changes in assets and liabilities:
Accounts receivable	3.0	5.0
Inventories	(91.4)	(220.4)
Prepaid expenses and other current assets	(36.4)	(30.1)
Accounts payable and accrued liabilities	(78.3)	(13.0)
Income taxes payable	(28.9)	(94.6)
Merchandise credits and deferred revenue	2.0	(3.3)
Other, net	(34.5)	4.9
Net cash provided by operating activities	153.9	91.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(39.8)	(78.7)
Proceeds from sales of marketable securities and short-term investments	59.8	320.4
Capital expenditures	(121.9)	(101.7)
Net cash (used in) provided by investing activities	(101.9)	140.0
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) credit facility borrowings, net	11.5	(12.6)
Proceeds from other credit facility borrowings	48.9	7.7
Repayment of other credit facility borrowings	(34.9)	(18.4)
Repurchase of Common Stock	(85.4)	(306.3)
Proceeds from exercised stock options	2.6	16.8
Payments related to tax withholding for share-based payment arrangements	(8.8)	(6.6)
Cash dividends on Common Stock	(137.0)	(129.7)
Net cash used in financing activities	(203.1)	(449.1)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.1
Net decrease in cash and cash equivalents	(151.6)	(217.9)
Cash and cash equivalents at beginning of year	792.6	970.7
Cash and cash equivalents at end of six months	$641.0	$752.8
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the "Registrant") and its subsidiaries (the "Company") in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities ("VIEs"), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company's financial position as of July 31, 2019 and 2018 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2019 are derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and six months ended July 31, 2019 and 2018 are not necessarily indicative of the results of the entire fiscal year.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted time frame (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts must be received by the Company. For all Credit Receivables, once all internal

TIFFANY & CO.

collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At July 31, 2019 and 2018, the carrying amount of the Credit Receivables (recorded in Accounts receivable, net) was $98.1 million and $64.4 million, respectively, of which 98% was considered current at July 31, 2019 and 97% was considered current at July 31, 2018. Finance charges earned on Credit Receivables were not significant.

At July 31, 2019, accounts receivable allowances totaled $30.9 million, compared to $31.5 million at January 31, 2019 and $28.8 million at July 31, 2018.

Revenue Recognition. The following table disaggregates the Company's net sales by major source:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2019	2018	2019	2018
Net sales*:
Jewelry collections	$570.2	$572.2	$1,102.6	$1,099.3
Engagement jewelry	276.6	284.7	557.0	581.4
Designer jewelry	114.9	128.1	225.7	256.4
All other	86.8	90.9	166.3	172.0
	$1,048.5	$1,075.9	$2,051.6	$2,109.1

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

In the six months ended July 31, 2019, the Company recognized net sales of approximately $18.0 million related to the Merchandise credits and deferred revenue balance that existed at January 31, 2019 in respect of merchandise credits or gift cards redeemed subsequent to that date.

4.	INVENTORIES

(in millions)	July 31, 2019	January 31, 2019	July 31, 2018
Finished goods	$1,535.1	$1,484.3	$1,335.8
Raw materials	832.2	781.8	888.6
Work-in-process	120.4	161.9	187.4
Inventories, net	$2,487.7	$2,428.0	$2,411.8

5.	INCOME TAXES

The effective income tax rate for the three months ended July 31, 2019 was 22.3% versus 20.5% in the prior year. The effective income tax rate for the six months ended July 31, 2019 was 20.0% versus 23.0% in the prior year. The effective income tax rate for the six months ended July 31, 2019 included the recognition of an income tax benefit of $7.5 million, or 230 basis points, related to an increase in the estimated 2018 Foreign Derived Intangible Income ("FDII") benefit as a result of new U.S. Treasury guidance issued during the three months ended April 30, 2019. The effective income tax rate for the three and six months ended July 31, 2018 was reduced by 440 basis points and 210 basis points, respectively, due to the recognition of an income tax benefit of $8.0 million in the three months ended July 31, 2018 primarily as a result of a decrease in the gross amount of unrecognized tax benefits and accrued interest and penalties related thereto due to a lapse in a statute of limitations.

During the three and six months ended July 31, 2019, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company conducts business globally and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011-2014) and New York State (tax years 2012-2014). Tax years from 2010-present are open to examination in the U.S. Federal jurisdiction and 2006-present are open in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. Management anticipates that it is reasonably possible that the total gross amount of unrecognized tax benefits will decrease by approximately $6.0 million in the next 12 months; however, management does not currently anticipate a corresponding impact on net earnings. Future developments may result in a change in this assessment.

TIFFANY & CO.

6.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2019	2018	2019	2018
Net earnings for basic and diluted EPS	$136.3	$144.7	$261.5	$287.0
Weighted-average shares for basic EPS	121.1	123.2	121.3	123.8
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.3	0.8	0.3	0.7
Weighted-average shares for diluted EPS	121.4	124.0	121.6	124.5

For both the three and six months ended July 31, 2019, there were 1.7 million stock options and restricted stock units that were excluded from the computations of earnings per diluted share due to their antidilutive effect. For the three and six months ended July 31, 2018, there were 0.4 million and 0.7 million, respectively, stock options and restricted stock units that were excluded from the computations of earnings per diluted share due to their antidilutive effect.

7.	DEBT

(in millions)	July 31, 2019	January 31, 2019	July 31, 2018
Short-term borrowings:
Credit Facilities	$23.1	$13.5	$19.3
Other credit facilities	112.1	99.9	71.0
	$135.2	$113.4	$90.3

Long-term debt:
Unsecured Senior Notes:
2012 4.40% Series B Senior Notes, due July 2042 [a]	$250.0	$250.0	$250.0
2014 3.80% Senior Notes, due October 2024 [b,c]	250.0	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [b,c]	300.0	300.0	300.0
2016 0.78% Senior Notes, due August 2026 [b,d]	92.1	91.8	90.1
	892.1	891.8	890.1
Less: unamortized discounts and debt issuance costs	(8.1)	(8.4)	(8.7)
	$884.0	$883.4	$881.4

[a]	The agreements governing these Senior Notes require repayments of $50.0 million in aggregate every five years beginning in July 2022.

[b]	These agreements require lump sum repayments upon maturity.

[c]	These Senior Notes were issued at a discount, which will be amortized until the debt maturity.

[d]	These Senior Notes were issued at par, ¥10.0 billion.

TIFFANY & CO.

In June 2019, the Registrant's indirect, wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 408.0 million ($59.3 million at July 31, 2019), which may be increased to the RMB equivalent of $100.0 million, subject to certain conditions and limitations, at the request of Tiffany-Shanghai. The Tiffany-Shanghai Credit Agreement, which matures in July 2022, was made available to refinance amounts outstanding under Tiffany-Shanghai's previously existing RMB 990.0 million three-year multi-bank revolving credit agreement (the "2016 Agreement"), which expired pursuant to its terms on July 11, 2019, as well as for Tiffany-Shanghai's ongoing general working capital requirements. The participating lenders will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates equal to 95% of the applicable rate as announced by the People's Bank of China (provided, that if such announced rate is below zero, the applicable interest rate shall be deemed to be zero). In connection with the Tiffany-Shanghai Credit Agreement, in June 2019, the Registrant entered into a Guaranty Agreement by and between the Registrant and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty").

The Tiffany-Shanghai Credit Agreement contains affirmative and negative covenants which are substantially similar to those set forth in the 2016 Agreement including, among others, covenants that limit Tiffany-Shanghai’s ability to incur liens and incur certain indebtedness, and the Guaranty requires maintenance by the Registrant of a specific leverage ratio, in addition to other requirements and limitations which are substantially similar to the guaranty entered into by the Registrant in respect of the 2016 Agreement.

There have been no material changes to the agreements governing the Credit Facilities or Senior Notes referenced in the table above since January 31, 2019.

At July 31, 2019, the Company was in compliance with all debt covenants.

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

TIFFANY & CO.

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

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2012 and recorded a loss within accumulated other comprehensive loss. As of July 31, 2019, $16.7 million remains recorded as a loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2014 and recorded a loss within accumulated other comprehensive loss. As of July 31, 2019, $3.4 million remains recorded as a loss in accumulated other comprehensive loss, which is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

Cross-currency Swaps – In 2016 and 2017, the Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of July 31, 2019, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

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

TIFFANY & CO.

As of July 31, 2019, the notional amounts of foreign exchange forward contracts were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥19,580.8	181.9
British pound		£11.1	14.5
Derivatives not designated as hedging instruments:
U.S. dollar		$111.1	111.1
Euro		€6.6	7.4
Australian dollar	AU$	31.9	22.2
British pound		£5.8	7.2
Czech koruna	CZK	133.5	5.9
Danish kroner	DKK	52.0	7.9
Japanese yen		¥1,577.4	14.6
Korean won	₩	23,775.7	21.2
New Zealand dollar	NZ$	10.7	7.2
Singapore dollar	S$	20.4	15.0

The maximum term of the Company's outstanding foreign exchange forward contracts as of July 31, 2019 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of July 31, 2019, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted precious metals transactions is 17 months. As of July 31, 2019, there were precious metal derivative instruments outstanding for approximately 26,000 ounces of platinum, 431,000 ounces of silver and 55,000 ounces of gold.

TIFFANY & CO.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended July 31, 2019
(in millions)	Cost of sales	Interest expense and financing costs	Other (income) expense, net	Other comprehensive earnings, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$390.8	$9.8	$(0.9)	$7.0
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax loss recognized in OCI	—	—	—	(2.6)
Pre-tax gain reclassified from accumulated OCI into earnings	(1.4)	—	—	1.4
Precious metal collars
Pre-tax gain reclassified from accumulated OCI into earnings	(0.1)	—	—	0.1
Precious metal forward contracts
Pre-tax gain recognized in OCI	—	—	—	8.0
Pre-tax loss reclassified from accumulated OCI into earnings	1.1	—	—	(1.1)
Cross-currency swaps
Pre-tax loss recognized in OCI	—	—	—	(0.9)
Pre-tax loss reclassified from accumulated OCI into earnings	—	—	5.5	(5.5)
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	0.3	—	(0.3)

TIFFANY & CO.

	Six Months Ended July 31, 2019
(in millions)	Cost of sales	Interest expense and financing costs	Other (income) expense, net	Other comprehensive loss, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$774.7	$20.2	$(1.9)	$(6.2)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax gain recognized in OCI	—	—	—	3.1
Pre-tax gain reclassified from accumulated OCI into earnings	(2.5)	—	—	2.5
Precious metal collars
Pre-tax gain reclassified from accumulated OCI into earnings	(0.2)	—	—	0.2
Precious metal forward contracts
Pre-tax gain recognized in OCI	—	—	—	6.6
Pre-tax loss reclassified from accumulated OCI into earnings	2.2	—	—	(2.2)
Cross-currency swaps
Pre-tax gain recognized in OCI	—	—	—	12.5
Pre-tax gain reclassified from accumulated OCI into earnings	—	—	(2.3)	2.3
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	0.6	—	(0.6)

TIFFANY & CO.

	Three Months Ended July 31, 2018
(in millions)	Cost of sales	Interest expense and financing costs	Other (income) expense, net	Other comprehensive loss, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$387.1	$9.7	$(0.5)	$(30.6)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax gain recognized in OCI	—	—	—	4.6
Pre-tax gain reclassified from accumulated OCI into earnings	(0.7)	—	—	0.7
Precious metal collars
Pre-tax gain reclassified from accumulated OCI into earnings	(0.2)	—	—	0.2
Precious metal forward contracts
Pre-tax loss recognized in OCI	—	—	—	(6.6)
Cross-currency swaps
Pre-tax gain recognized in OCI	—	—	—	6.3
Pre-tax gain reclassified from accumulated OCI into earnings	—	—	(4.5)	4.5
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	0.3	—	(0.3)

TIFFANY & CO.

	Six Months Ended July 31, 2018
(in millions)	Cost of sales	Interest expense and financing costs	Other (income) expense, net	Other comprehensive loss, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$769.4	$19.6	$3.4	$(60.5)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax gain recognized in OCI	—	—	—	6.4
Pre-tax gain reclassified from accumulated OCI into earnings	(2.3)	—	—	2.3
Precious metal collars
Pre-tax gain reclassified from accumulated OCI into earnings	(0.3)	—	—	0.3
Precious metal forward contracts
Pre-tax loss recognized in OCI	—	—	—	(12.2)
Pre-tax gain reclassified from accumulated OCI into earnings	(0.4)	—	—	0.4
Cross-currency swaps
Pre-tax gain recognized in OCI	—	—	—	2.9
Pre-tax gain reclassified from accumulated OCI into earnings	—	—	(5.1)	5.1
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	0.7	—	(0.7)

The pre-tax gains or losses on derivatives not designated as hedging instruments were not significant in the three and six months ended July 31, 2019 and 2018. The Company expects the net amount of pre-tax derivative gains and losses included in accumulated other comprehensive loss at July 31, 2019 to be reclassified into earnings within the next 12 months will not be significant. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Financial assets and liabilities carried at fair value at July 31, 2019 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Time deposits [a]	$39.6	$—	$—	$39.6
Marketable securities [b]	37.6	—	—	37.6
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	9.4	—	9.4
Foreign exchange forward contracts [c]	—	1.5	—	1.5
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	2.8	—	2.8
Total financial assets	$77.2	$13.7	$—	$90.9

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$0.1	$—	$0.1
Foreign exchange forward contracts [d]	—	1.4	—	1.4
Cross-currency swaps [d]	—	10.5	—	10.5
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	2.0	—	2.0
Total financial liabilities	$—	$14.0	$—	$14.0

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

Financial assets and liabilities carried at fair value at July 31, 2018 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Time deposits [a]	$61.3	$—	$—	$61.3
Marketable securities [b]	37.5	—	—	37.5
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	0.1	—	0.1
Foreign exchange forward contracts [c]	—	3.1	—	3.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	2.1	—	2.1
Total financial assets	$98.8	$5.3	$—	$104.1

TIFFANY & CO.

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$7.9	$—	$7.9
Foreign exchange forward contracts [d]	—	0.3	—	0.3
Cross-currency swaps [d]	—	17.3	—	17.3
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	0.4	—	0.4
Total financial liabilities	$—	$25.9	$—	$25.9

[a]	Included within Short-term investments.

[b]	Included within Other assets, net.

[c]	Included within Prepaid expenses and other current assets or Other assets, net based on the maturity of the contract.

[d]	Included within Accounts payable and accrued liabilities or Other long-term liabilities based on the maturity of the contract.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the short-term maturities of these assets and liabilities and as such are measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was approximately $1.0 billion at both July 31, 2019 and 2018 and the corresponding fair value was approximately $1.1 billion at July 31, 2019 and $1.0 billion at July 31, 2018.

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

The amounts of the Company's right-of-use asset and current and non-current lease liabilities are presented separately on the Condensed Consolidated Balance Sheet as of July 31, 2019. Substantially all of the Company's leases are operating leases as of July 31, 2019. The Company records lease expense within Cost of sales for leases of manufacturing facilities and within Selling, general and administrative expenses for all other leases.

TIFFANY & CO.

Amounts recognized in the Condensed Consolidated Statement of Earnings were as follows:

(in millions)	Three Months Ended July 31, 2019
Fixed operating lease expense	$77.7
Variable operating lease expense	35.8
Sublease income	(1.2)
Net lease expense	$112.3

(in millions)	Six Months Ended July 31, 2019
Fixed operating lease expense	$155.0
Variable operating lease expense	70.4
Sublease income	(2.4)
Net lease expense	$223.0

The weighted average remaining lease term was seven years and the weighted average discount rate was 4.0% for all of the Company's operating leases as of July 31, 2019.

The following table provides supplemental cash flow information related to the Company's operating leases:

(in millions)	Six Months Ended July 31, 2019
Cash outflows from operating activities attributable to operating leases	$147.8
Right-of-use assets obtained in exchange for operating lease liabilities	144.9

The following table reconciles the undiscounted cash flows expected to be paid in each of the next five fiscal years and thereafter to the operating lease liability recorded on the Condensed Consolidated Balance Sheet for operating leases existing as of July 31, 2019.

Years ending January 31,	Minimum Lease Payments as of July 31, 2019 (in millions)
2020 *	$122.1
2021	262.7
2022	232.7
2023	191.1
2024	156.8
Thereafter	415.8
Total minimum lease payments	1,381.2
Less: amount of total minimum lease payments representing interest	(194.5)
Present value of future total minimum lease payments	1,186.7
Less: current portion of lease liabilities	(217.1)
Long-term lease liabilities	$969.6

* This amount represents minimum lease payments for the six month period from August 1, 2019 to January 31, 2020.

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

As of July 31, 2019, there were 10 executed agreements in respect of store relocations, new stores, office space and other facilities without commencement dates, which had total commitments of $113.9 million.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory

TIFFANY & CO.

rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. The Court has denied a motion made by Costco for a new trial; however, Costco has also filed an appeal from the judgment, which is pending before the Second Circuit Court of Appeals. As the Tiffany plaintiffs may not enforce the Court's judgment during the appeals process, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of July 31, 2019. The Company expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2020.

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

Other

During 2018, the Company received an offer of AUD $48.0 million as compensation for the previous acquisition of the premises containing one of its leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in Australia. The Company did not accept the offer of compensation and has filed an appeal of the compensation amount with the Land and Environment Court in Australia. In accordance with local law, the Company received an advance payment of 90% ($31.1 million, based on foreign currency exchange rates on the date of receipt) of the offered compensation during the fourth quarter of 2018. The appeal process is inherently uncertain and the Land and Environment Court will

TIFFANY & CO.

make an independent assessment of the amount of compensation in this matter, which may require the Company to repay all or a portion of the advance payment. Therefore, the Company cannot currently determine an amount, or any minimum amount, it ultimately expects to realize in connection with this matter. Accordingly, the Company did not recognize any gain in the consolidated statement of earnings for the year ended January 31, 2019 or the six months ended July 31, 2019. Instead, the Company recognized the advance payment within Cash and cash equivalents and as a liability within Accounts payable and accrued liabilities as of January 31, 2019.

12.	STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

(in millions)	July 31, 2019	January 31, 2019	July 31, 2018
Accumulated other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(134.9)	$(108.2)	$(106.3)
Deferred hedging loss	(12.9)	(24.5)	(30.6)
Net unrealized loss on benefit plans	(89.2)	(72.1)	(59.8)
	$(237.0)	$(204.8)	$(196.7)

Additions to and reclassifications out of accumulated other comprehensive earnings (loss) were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2019	2018	2019	2018
Foreign currency translation adjustments	$(4.3)	$(33.3)	$(26.1)	$(58.7)
Income tax benefit (expense)	1.6	—	(0.8)	0.4
Foreign currency translation adjustments, net of tax	(2.7)	(33.3)	(26.9)	(58.3)
Unrealized gain (loss) on hedging instruments	4.5	4.3	22.2	(2.9)
Reclassification adjustment for loss (gain) included in net earnings [a]	5.4	(5.1)	(2.2)	(7.4)
Income tax (expense) benefit	(2.3)	0.4	(3.6)	2.6
Unrealized gain (loss) on hedging instruments, net of tax	7.6	(0.4)	16.4	(7.7)
Amortization of net loss included in net earnings [b]	2.8	4.2	5.6	7.5
Amortization of prior service credit included in net earnings [b]	(0.1)	(0.2)	(0.3)	(0.4)
Income tax expense	(0.6)	(0.9)	(1.0)	(1.6)
Net unrealized gain on benefit plans, net of tax	2.1	3.1	4.3	5.5
Total other comprehensive earnings (loss), net of tax	$7.0	$(30.6)	$(6.2)	$(60.5)

[a]	These losses (gains) are reclassified into Cost of sales, Interest expense and financing costs and Other (income) expense, net (see "Note 8. Hedging Instruments" for additional details).

[b]	These losses (gains) are included in the computation of net periodic benefit cost (see "Note 13. Employee Benefit Plans" for additional details) and are reclassified into Other (income) expense, net.

TIFFANY & CO.

Share Repurchase Program. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under this program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund repurchases under the 2018 Program from existing cash at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for repurchase under the 2016 Program. As of July 31, 2019, $549.6 million remained available under the 2018 Program.

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

The Company's share repurchase activity was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions, except per share amounts)	2019	2018	2019	2018
Cost of repurchases	$60.0	$265.9	$85.4	$306.3
Shares repurchased and retired	0.6	2.0	0.9	2.4
Average cost per share	$93.82	$130.54	$93.80	$125.37

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.58 and $0.55 per share of Common Stock in the three months ended July 31, 2019 and 2018, respectively, and $1.13 and $1.05 per share of Common Stock in the six months ended July 31, 2019 and 2018, respectively.

Cumulative effect adjustment from adoption of new accounting standards. The amounts presented within this line item on the Condensed Consolidated Statements of Stockholders' Equity represent the effects of the Company's adoption, on a modified retrospective basis, of ASU 2016-02 – Leases and ASU 2018-02 – Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (each as discussed in "Note 2. New Accounting Standards") for the six months ended July 31, 2019, and ASU 2014-09 – Revenue from Contracts with Customers and ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities for the six months ended July 31, 2018.

TIFFANY & CO.

13.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans and provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2019	2018	2019	2018
Net Periodic Benefit Cost:
Service cost	$4.3	$4.4	$0.6	$0.7
Interest cost	8.2	7.8	0.9	0.8
Expected return on plan assets	(9.7)	(8.4)	—	—
Amortization of prior service credit	—	—	(0.1)	(0.2)
Amortization of net loss (gain)	3.0	4.2	(0.2)	—
Net expense	$5.8	$8.0	$1.2	$1.3

	Six Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2019	2018	2019	2018
Net Periodic Benefit Cost:
Service cost	$8.5	$8.9	$1.3	$1.5
Interest cost	16.3	15.4	1.7	1.6
Expected return on plan assets	(18.4)	(16.7)	—	—
Amortization of prior service credit	—	—	(0.3)	(0.4)
Amortization of net loss	5.6	7.5	—	—
Net expense	$12.0	$15.1	$2.7	$2.7

The components of net periodic benefit cost other than the service cost component are included in Other (income) expense, net on the Condensed Consolidated Statements of Earnings.

The Company maintains a noncontributory defined benefit pension plan qualified in accordance with the Internal Revenue Service Code ("Qualified Plan") covering substantially all U.S. employees hired before January 1, 2006. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash contribution was required in the fiscal year ending January 31, 2019 and none is required in the fiscal year ending January 31, 2020 ("fiscal 2019") to meet the minimum funding requirements of the Employee Retirement Income Security Act. However, the Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan and made a voluntary cash contribution of $30.0 million in the six months ended July 31, 2019. The Company does not currently expect to make any additional discretionary contributions in fiscal 2019. This expectation is subject to change based on management's assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions.

TIFFANY & CO.

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

Certain information relating to the Company's segments is set forth below:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2019	2018	2019	2018
Net sales:
Americas	$454.8	$474.9	$861.1	$900.1
Asia-Pacific	297.6	300.5	621.7	629.1
Japan	155.3	154.6	300.0	305.2
Europe	116.3	121.4	218.8	228.4
Total reportable segments	1,024.0	1,051.4	2,001.6	2,062.8
Other	24.5	24.5	50.0	46.3
	$1,048.5	$1,075.9	$2,051.6	$2,109.1
Earnings from operations*:
Americas	$86.9	$95.8	$143.8	$170.4
Asia-Pacific	73.2	79.6	159.2	179.6
Japan	56.2	57.6	109.6	115.9
Europe	19.7	17.6	31.9	31.9
Total reportable segments	236.0	250.6	444.5	497.8
Other	0.2	(0.8)	1.5	1.5
	$236.2	$249.8	$446.0	$499.3
* Represents earnings from operations before (i) unallocated corporate expenses, (ii) Interest expense and financing costs and (iii) Other (income) expense, net.

TIFFANY & CO.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated Earnings from operations before income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2019	2018	2019	2018
Earnings from operations for segments	$236.2	$249.8	$446.0	$499.3
Unallocated corporate expenses	(51.9)	(58.6)	(100.8)	(103.8)
Interest expense and financing costs	(9.8)	(9.7)	(20.2)	(19.6)
Other income (expense), net	0.9	0.5	1.9	(3.4)
Earnings from operations before income taxes	$175.4	$182.0	$326.9	$372.5

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

15.	SUBSEQUENT EVENT

On August 15, 2019, the Company's Board of Directors approved a quarterly dividend of $0.58 per share of Common Stock. This quarterly dividend will be paid on October 10, 2019 to shareholders of record on September 20, 2019.

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

SUMMARY OF SECOND QUARTER AND FIRST HALF RESULTS

•
Worldwide net sales decreased 3% to $1.0 billion in the three months ("second quarter") and 3% to $2.1 billion in the six months ("first half") ended July 31, 2019; comparable sales decreased 4% in both the second quarter and in the first half. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales decreased 1% in both the second quarter and first half, while comparable sales decreased 3% and 2% in the second quarter and first half, respectively.

•
Earnings from operations decreased $6.9 million, or 4%, in the second quarter and $50.3 million, or 13%, in the first half, with earnings from operations as a percentage of net sales ("operating margin") decreasing 20 basis points and 200 basis points in the second quarter and first half, respectively.

•
Net earnings decreased 6% to $136.3 million, or $1.12 per diluted share, in the second quarter from $144.7 million, or $1.17 per diluted share, in the prior year. Net earnings decreased 9% to $261.5 million, or $2.15 per diluted share in the first half from $287.0 million, or $2.31 per diluted share, in the prior year.

•	Inventories, net increased 3% from July 31, 2018.

•	In June 2019, the Board of Directors approved a 5% increase in the quarterly dividend rate to $0.58 per share of the Company's Common Stock, or an annual dividend rate of $2.32 per share.

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

	Second Quarter 2019 vs. 2018			First Half 2019 vs. 2018
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	(3)%	(2)%	(1)%	(3)%	(2)%	(1)%
Americas	(4)	—	(4)	(4)	—	(4)
Asia-Pacific	(1)	(4)	3	(1)	(4)	3
Japan	—	1	(1)	(2)	(1)	(1)
Europe	(4)	(4)	—	(4)	(6)	2
Other	—	—	—	8	—	8

Comparable Sales:
Worldwide	(4)%	(1)%	(3)%	(4)%	(2)%	(2)%
Americas	(4)	—	(4)	(5)	(1)	(4)
Asia-Pacific	(3)	(4)	1	(4)	(4)	—
Japan	(1)	2	(3)	(2)	—	(2)
Europe	(6)	(4)	(2)	(7)	(6)	(1)
Other	(29)	—	(29)	(22)	—	(22)

TIFFANY & CO.

	Second Quarter 2019 vs. 2018			First Half 2019 vs. 2018
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Jewelry sales by product category:
Jewelry collections	—%	(1)%	1%	—%	(3)%	3%
Engagement jewelry	(3)	(2)	(1)	(4)	(2)	(2)
Designer jewelry	(10)	—	(10)	(12)	(2)	(10)

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

Net Sales

Net sales by segment were as follows:

	Second Quarter			First Half
(in millions)	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Americas	$454.8	$474.9	(4)%	$861.1	$900.1	(4)%
Asia-Pacific	297.6	300.5	(1)	621.7	629.1	(1)
Japan	155.3	154.6	—	300.0	305.2	(2)
Europe	116.3	121.4	(4)	218.8	228.4	(4)
Other	24.5	24.5	—	50.0	46.3	8
	$1,048.5	$1,075.9	(3)%	$2,051.6	$2,109.1	(3)%

Worldwide net sales decreased $27.4 million, or 3%, in the second quarter of 2019 and decreased $57.5 million, or 3%, in the first half of 2019. On a constant-exchange-rate basis, worldwide net sales decreased 1% in both the second quarter and first half of 2019.

TIFFANY & CO.

Jewelry sales by product category were as follows:

	Second Quarter
(in millions)	2019	2018	$ Change	% Change
Jewelry collections	$570.2	$572.2	$(2.0)	—%
Engagement jewelry	276.6	284.7	(8.1)	(3)
Designer jewelry	114.9	128.1	(13.2)	(10)

	First Half
(in millions)	2019	2018	$ Change	% Change
Jewelry collections	$1,102.6	$1,099.3	$3.3	—%
Engagement jewelry	557.0	581.4	(24.4)	(4)
Designer jewelry	225.7	256.4	(30.7)	(12)

In both the second quarter and first half of 2019, net sales in the Jewelry collections category remained largely unchanged from the prior year, benefiting from increased sales of Tiffany T and High jewelry, while the Engagement jewelry and Designer jewelry categories reflected decreases across the categories. On a constant-exchange-rate basis, the Jewelry collections category increased 1% in the second quarter and 3% in the first half, while the engagement jewelry category decreased 1% and 2%, respectively, and the designer jewelry category decreased 10% in each period.

Certain reclassifications within the jewelry categories have been made to the prior year amounts to conform to the current year category presentation.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Sales	Non-comparable Sales	Wholesale/Other	Total
Second Quarter 2019:
Americas	$(20.3)	$0.6	$(0.4)	$(20.1)
Asia-Pacific	(6.7)	1.3	2.5	(2.9)
Japan	(1.7)	2.4	—	0.7
Europe	(7.5)	2.0	0.4	(5.1)
First Half 2019:
Americas	$(40.1)	$0.3	$0.8	$(39.0)
Asia-Pacific	(19.1)	4.9	6.8	(7.4)
Japan	(7.1)	3.7	(1.8)	(5.2)
Europe	(14.5)	4.3	0.6	(9.6)

TIFFANY & CO.

Changes in jewelry sales relative to the prior year by reportable segment were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Second Quarter 2019:
Americas	13%	—%	(16)%
Asia-Pacific	7	(4)	(7)
Japan	9	2	(10)
Europe	7	(4)	(11)
First Half 2019:
Americas	8%	—%	(12)%
Asia-Pacific	7	(4)	(8)
Japan	3	(1)	(6)
Europe	3	(6)	(7)

Management believes the changes in average price per jewelry unit sold and the number of jewelry units sold include the effect of the Company's strategy of increasing average price per unit sold by growing sales of High jewelry and other gold and diamond jewelry within the Jewelry collections category at a faster rate than sales within the Engagement jewelry category and silver jewelry within the Jewelry collections category.

Americas. In the second quarter, total net sales decreased $20.1 million, or 4%, which included comparable sales decreasing $20.3 million, or 4%. In the first half, total net sales decreased $39.0 million, or 4%, which included comparable sales decreasing $40.1 million, or 5%. In both periods, sales decreased across most of the region, which management attributed to lower spending by foreign tourists and, to a lesser extent, local customers. On a constant-exchange-rate basis, total net sales and comparable sales each decreased 4% in the second quarter and first half.

The decrease in the number of jewelry units sold in both the second quarter and first half reflected decreases across all product categories. Management attributed the increase in the average price per jewelry unit sold in both periods to a shift in sales mix to High jewelry within the Jewelry collections category.

Asia-Pacific. In the second quarter, total net sales decreased $2.9 million, or 1%, which included comparable sales decreasing $6.7 million, or 3%. In the first half, total net sales decreased $7.4 million, or 1%, which included comparable sales decreasing $19.1 million, or 4%. Management attributed the decrease in sales in both periods to the effect of foreign currency translation. On a constant-exchange-rate basis, total net sales increased by 3% in both the second quarter and first half, while comparable sales increased 1% in the second quarter and were approximately unchanged in the first half. Sales results in both periods reflected continued strong growth in mainland China, softness in Hong Kong and mixed results in other markets in the region. Management also attributed these sales results to higher spending by local customers, largely offset by lower spending by foreign tourists.

The decrease in the number of jewelry units sold in both the second quarter and first half reflected decreases across all product categories. Management attributed the increase in the average price per jewelry unit sold in both periods to a shift in sales mix to gold jewelry within the Jewelry collections category.

Japan. In the second quarter, total net sales were approximately unchanged, which included comparable sales decreasing $1.7 million, or 1%. In the first half, total net sales decreased $5.2 million, or 2%, which included comparable sales decreasing $7.1 million, or 2%. On a constant-exchange-rate basis, total net sales decreased by 1% in both the second quarter and first half, while comparable sales decreased 3% and 2%, respectively, in those periods.

The decrease in the number of jewelry units sold in both the second quarter and first half reflected decreases in the Jewelry collections and Designer jewelry categories. Management attributed the increase in the average price per

TIFFANY & CO.

jewelry unit sold in both periods to a shift in sales mix within the Jewelry collections category and to the Engagement jewelry category.

Europe. In the second quarter, total net sales decreased $5.1 million, or 4%, which included comparable sales decreasing $7.5 million, or 6%. In the first half, total net sales decreased $9.6 million, or 4%, which included comparable sales decreasing $14.5 million, or 7%. Management attributed the decrease in total net sales in both periods to the effect of foreign currency translation. On a constant-exchange-rate basis, total net sales were approximately unchanged in the second quarter and increased 2% in the first half, while comparable sales decreased 2% and 1%, respectively, in those periods. Results in both periods reflected broad-based softness across the region.

The decrease in the number of jewelry units sold in both the second quarter and first half reflected decreases in the Jewelry collections and Designer jewelry categories. Management attributed the increase in the average price per jewelry unit sold in both periods to a shift in sales mix within the Jewelry collections category.

Other. Other net sales were unchanged in the second quarter and increased $3.7 million, or 8%, in the first half.

Store Data. In the first half of 2019, the Company opened one Company-operated store each in the Americas, Asia-Pacific and Japan and closed one Company-operated store each in the Americas and Asia-Pacific.

Gross Margin

	Second Quarter		First Half
(dollars in millions)	2019	2018	2019	2018
Gross profit	$657.7	$688.8	$1,276.9	$1,339.7
Gross profit as a percentage of net sales	62.7%	64.0%	62.2%	63.5%

Gross margin (gross profit as a percentage of net sales) decreased 130 basis points in both the second quarter and first half of 2019 largely due to a shift in sales mix toward High jewelry and other higher price point jewelry (that generates a lower gross margin). Additionally, in the first half, gross margin reflected the unfavorable effect from an increase in wholesale sales of diamonds, which was partly offset by decreases in product-related costs, such as charges related to inventory obsolescence.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Financial Statements – Note 8. Hedging Instruments"). Management adjusted retail prices in the second quarter and first half of 2019 and 2018 across most geographic regions and product categories, some of which were intended to mitigate foreign currency fluctuations.

Selling, General and Administrative ("SG&A") Expenses

	Second Quarter		First Half
(dollars in millions)	2019	2018	2019	2018
SG&A expenses	$473.4	$497.6	$931.7	$944.2
SG&A expenses as a percentage of net sales	45.2%	46.3%	45.4%	44.8%
SG&A expenses decreased $24.2 million, or 5%, in the second quarter and decreased $12.5 million, or 1%, in the first half of 2019, due to a decrease in marketing spending (some of which management expects to shift into the second half of 2019) and a decrease in labor and incentive compensation costs, partly offset by increased store occupancy and depreciation expenses. The SG&A expense ratio (SG&A expenses as a percentage of net sales) decreased 110 basis points in the second quarter as SG&A expenses decreased at a higher rate than sales. The SG&A expense ratio increased 60 basis points in the first half due to sales deleverage on operating expenses.

TIFFANY & CO.

Changes in foreign currency exchange rates did not have a meaningful effect on SG&A expenses in the second quarter of 2019 but had the effect of decreasing SG&A expenses by 2% in the first half of 2019 as compared with the prior year.

Earnings from Operations

	Second Quarter		First Half
(in millions)	2019	2018	2019	2018
Earnings from operations	$184.3	$191.2	$345.2	$395.5
Operating margin	17.6%	17.8%	16.8%	18.8%

Earnings from operations decreased $6.9 million, or 4%, in the second quarter of 2019 and the operating margin decreased 20 basis points due to a decrease in gross margin, largely offset by a decrease in the SG&A expense ratio. Earnings from operations decreased $50.3 million, or 13%, in the first half of 2019 and the operating margin decreased 200 basis points, reflecting a decrease in gross margin and sales deleverage on SG&A expenses.

Results by segment are as follows:

(in millions)	Second Quarter 2019	% of Net Sales	Second Quarter 2018	% of Net Sales
Earnings from operations*:
Americas	$86.9	19.1%	$95.8	20.2%
Asia-Pacific	73.2	24.6	79.6	26.5
Japan	56.2	36.2	57.6	37.3
Europe	19.7	17.0	17.6	14.5
Other	0.2	1.0	(0.8)	(3.3)
	236.2		249.8
Unallocated corporate expenses	(51.9)	(5.0)	(58.6)	(5.4)
Earnings from operations	$184.3	17.6%	$191.2	17.8%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the second quarter of 2019 compared with 2018 was as follows:

•
Americas – the ratio decreased 110 basis points due a decrease in gross margin attributable to the increase in sales of High jewelry within the Jewelry collections category, partly offset by a decrease in the SG&A expense ratio;

•	Asia-Pacific – the ratio decreased 190 basis points due to sales deleverage on operating expenses, primarily attributable to store-related expenses;

•	Japan – the ratio decreased 110 basis points due to a decrease in gross margin and sales deleverage on operating expenses; and

•	Europe – the ratio increased 250 basis points due to a decrease in the SG&A expense ratio attributable to the decrease in marketing spending, partly offset by a decrease in gross margin.

TIFFANY & CO.

(in millions)	First Half 2019	% of Net Sales	First Half 2018	% of Net Sales
Earnings from operations*:
Americas	$143.8	16.7%	$170.4	18.9%
Asia-Pacific	159.2	25.6	179.6	28.6
Japan	109.6	36.5	115.9	38.0
Europe	31.9	14.6	31.9	13.9
Other	1.5	3.0	1.5	3.3
	446.0		499.3
Unallocated corporate expenses	(100.8)	(4.9)	(103.8)	(4.9)
Earnings from operations	$345.2	16.8%	$395.5	18.8%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the first half of 2019 compared with 2018 was as follows:

•	Americas – the ratio decreased 220 basis points due to a decrease in gross margin attributable to the increase in sales of High jewelry within the Jewelry collections category;

•	Asia-Pacific – the ratio decreased 300 basis points due to sales deleverage on operating expenses, primarily attributable to store-related expenses, and a decrease in gross margin;

•	Japan – the ratio decreased 150 basis points due to sales deleverage on operating expenses and a decrease in gross margin; and

•	Europe – the ratio increased 70 basis points due to a decrease in the SG&A expense ratio attributable to the decrease in marketing spending, partly offset by a decrease in gross margin.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses decreased $6.7 million, or 11%, in the second quarter of 2019 and $3.0 million, or 3%, in the first half of 2019 when compared to corresponding periods in the prior year.

Interest Expense and Financing Costs

Interest expense and financing costs were $9.8 million in the second quarter 2019, compared with $9.7 million in the prior year. Interest expense and financing costs were $20.2 million in the first half of 2019, compared with $19.6 million in the prior year.

Other (Income) Expense, net

Other income, net was $0.9 million in the second quarter of 2019, compared with $0.5 million in the prior year. Other income, net was $1.9 million in the first half of 2019, compared with Other expense, net of $3.4 million in the prior year.

Provision for Income Taxes

The effective income tax rate for the second quarter of 2019 was 22.3% versus 20.5% in the prior year. The effective income tax rate for the first half of 2019 was 20.0% versus 23.0% in the prior year. The effective income tax rate for the first half of 2019 included the recognition of an income tax benefit of $7.5 million, or 230 basis points or $0.06 per diluted share, related to an increase in the estimated 2018 Foreign Derived Intangible Income ("FDII") benefit as a result of new U.S. Treasury guidance issued during the first quarter of 2019. The effective income tax rate for the second quarter and first half of 2018 was reduced by 440 basis points and 210 basis points, respectively, or $0.06 per diluted share in each period, due to the recognition of an income tax benefit of $8.0

TIFFANY & CO.

million in the second quarter of 2018 primarily as a result of a decrease in the gross amount of unrecognized tax benefits and accrued interest and penalties related thereto due to a lapse in a statute of limitations.

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

The following table summarizes cash flows from operating, investing and financing activities:

	First Half
(in millions)	2019	2018
Net cash provided by (used in):
Operating activities	$153.9	$91.1
Investing activities	(101.9)	140.0
Financing activities	(203.1)	(449.1)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.1
Net decrease in cash and cash equivalents	$(151.6)	$(217.9)

Operating Activities

The Company had net cash inflows from operating activities of $153.9 million in the first half of 2019, compared with $91.1 million in the first half of 2018. The variance was primarily due to decreases in inventory purchases and income tax payments, partly offset by activity within accounts payable and accrued liabilities and decreased earnings. Additionally, the Company made a $30.0 million voluntary cash contribution to its U.S. pension plan in the first half of 2019.

Working Capital. Working capital (current assets less current liabilities) was $2.8 billion at July 31, 2019, compared with $3.0 billion at January 31, 2019 and $3.1 billion at July 31, 2018. The decrease in second quarter of 2019 compared with the second quarter of 2018 was primarily due to an increase in current liabilities (which reflects the adoption of ASC 842 – Leases in the current period, which established the Current portion of operating lease liabilities on the Condensed Consolidated Balance Sheet).

Accounts receivable, net at July 31, 2019 were 2% lower than at January 31, 2019 and 16% higher than at July 31, 2018. The increase in Accounts receivable, net at July 31, 2019 when compared to July 31, 2018 was primarily due to an increase in High jewelry sales in the second quarter of 2019 and the timing of collections. Currency translation did not have a significant effect on the change compared to January 31, 2019 or July 31, 2018.

Inventories, net at July 31, 2019 were 2% higher than at January 31, 2019 and 3% higher than at July 31, 2018, due to increases in finished goods inventories compared to both periods. Currency translation did not have a significant effect on the change compared to January 31, 2019 or July 31, 2018.

Accounts payable and accrued liabilities at July 31, 2019 were 16% lower than at January 31, 2019 and remained largely unchanged from July 31, 2018.

The decrease in Other long-term liabilities at July 31, 2019 when compared to January 31, 2019 and July 31, 2018 includes the impact of the adoption of ASC 842 – Leases, which resulted in the reclassification of the balances for

TIFFANY & CO.

unamortized lease incentives and the lease straight-line liability from Other long-term liabilities to Operating lease right-of-use assets during the first quarter of 2019.

Investing Activities

The Company had net cash outflows from investing activities of $101.9 million in the first half of 2019, compared with net cash inflows of $140.0 million in the first half of 2018. The decrease was driven by net activity related to sales and purchases of marketable securities and short-term investments.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net proceeds from the sales of marketable securities and short-term investments of $20.0 million during the first half of 2019, compared with $241.7 million during the first half of 2018.

Financing Activities

The Company had net cash outflows from financing activities of $203.1 million in the first half of 2019, compared with $449.1 million in the first half of 2018. Year-over-year changes in cash flows from financing activities were largely driven by changes share repurchases.

Recent Borrowings. The Company had net proceeds from (repayments of) borrowings as follows:

	First Half
(in millions)	2019	2018
Short-term borrowings:
Proceeds from (repayments of) credit facility borrowings, net	$11.5	$(12.6)
Proceeds from other credit facility borrowings	48.9	7.7
Repayment of other credit facility borrowings	(34.9)	(18.4)
Net proceeds from (repayments of) total borrowings	$25.5	$(23.3)

In June 2019, the Registrant's indirect, wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 408.0 million ($59.3 million at July 31, 2019), which may be increased to the RMB equivalent of $100.0 million, subject to certain conditions and limitations, at the request of Tiffany-Shanghai. The Tiffany-Shanghai Credit Agreement, which matures in July 2022, was made available to refinance amounts outstanding under Tiffany-Shanghai's previously existing RMB 990.0 million three-year multi-bank revolving credit agreement (the "2016 Agreement"), which expired pursuant to its terms on July 11, 2019, as well as for Tiffany-Shanghai's ongoing general working capital requirements. The participating lenders will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates equal to 95% of the applicable rate as announced by the People's Bank of China (provided, that if such announced rate is below zero, the applicable interest rate shall be deemed to be zero). In connection with the Tiffany-Shanghai Credit Agreement, in June 2019, the Registrant entered into a Guaranty Agreement by and between the Registrant and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty").

Under all of the Company's credit facilities, at July 31, 2019, there were $135.2 million of borrowings outstanding, $3.6 million of letters of credit issued and $849.2 million available for borrowing. At July 31, 2018, there were $90.3 million of borrowings outstanding, $6.5 million of letters of credit issued and $934.3 million available for borrowing. The weighted-average interest rate for the amounts outstanding at July 31, 2019 and 2018 was 4.0% and 4.7%, respectively.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders' equity was 32% at July 31, 2019, January 31, 2019 and July 31, 2018.

At July 31, 2019, the Company was in compliance with all debt covenants.

TIFFANY & CO.

Share Repurchases. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under this program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund repurchases under the 2018 Program from existing cash at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for repurchase under the 2016 Program. As of July 31, 2019, $549.6 million remained available under the 2018 Program.

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

The Company's share repurchase activity was as follows:

	Second Quarter		First Half
(in millions, except per share amounts)	2019	2018	2019	2018
Cost of repurchases	$60.0	$265.9	$85.4	$306.3
Shares repurchased and retired	0.6	2.0	0.9	2.4
Average cost per share	$93.82	$130.54	$93.80	$125.37

Contractual Obligations

The Company's contractual cash obligations and commercial commitments at July 31, 2019 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not changed significantly since January 31, 2019.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

2019 Outlook

Management's guidance for fiscal 2019 includes: (i) worldwide net sales increasing by a low-single-digit percentage over the prior year; and (ii) net earnings per diluted share increasing by a low-to-mid-single-digit percentage over the prior year. These expectations are approximations and are based on the Company's plans and assumptions for the full year, including, to varying degrees: (i) worldwide comparable sales approximately unchanged as compared to the prior year; (ii) worldwide gross retail square footage increasing 3%, net through 10 store openings, five closings and 17 renovations/relocations; (iii) operating margin approximately unchanged from the prior year; (iv) interest and other expenses, net lower than the prior year; (v) an effective income tax rate in the low-20's%; and (vi) a modest effect on EPS from share repurchases.

Management also expects: (i) net cash provided by operating activities of at least $750 million and (ii) free cash flow (see "Non-GAAP Measures") of at least $400 million. These expectations are approximations and are based on the

TIFFANY & CO.

Company's plans and assumptions for the full year, including: (i) minimal growth in net inventories for the full year, (ii) capital expenditures of approximately $350 million and (iii) net earnings in line with management's expectations, as described above.

Forward-Looking Statements

The historical trends and results reported in this quarterly report on Form 10-Q should not be considered an indication of future performance. Further, statements contained in this quarterly report on Form 10-Q that are not statements of historical fact, including those that refer to plans, assumptions and expectations for the current fiscal year and future periods, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, the statements under "2019 Outlook" as well as statements that can be identified by the use of words such as 'expects,' 'projects,' 'anticipates,' 'assumes,' 'forecasts,' 'plans,' 'believes,' 'intends,' 'estimates,' 'indicates,' 'pursues,' 'scheduled,' 'continues,' 'outlook,' 'may,' 'will,' 'can,' 'should' and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's plans, assumptions, expectations, beliefs and objectives with respect to store openings and closings; store productivity; the renovation of the Company's New York City flagship store, including the timing and cost thereof, and the temporary expansion of its retail operations to 6 East 57th Street; product introductions; sales; sales growth; sales trends; store traffic; the Company's strategies and initiatives and the pace of execution thereon; the amount and timing of investment spending; the Company's objectives to compete in the global luxury market and to improve financial performance; retail prices; gross margin; operating margin; expenses; interest and other expenses, net; effective income tax rate; the nature, amount or scope of charges resulting from recent revisions to the U.S. tax code; net earnings and net earnings per share; share count; inventories; capital expenditures; cash flow; liquidity; currency translation; macroeconomic and geopolitical conditions; the imposition of increased tariffs on jewelry that the Company exports from the U.S. to China; growth opportunities; litigation outcomes and recovery related thereto; amounts recovered under Company insurance policies; contributions to Company pension plans; and certain ongoing or planned real estate, product, marketing, retail, customer experience, manufacturing, supply chain, information systems development, upgrades and replacement, and other operational initiatives and strategic priorities.

These forward-looking statements are based upon the current views and plans of management, speak only as of the date on which they are made and are subject to a number of risks and uncertainties, many of which are outside of our control. Actual results could therefore differ materially from the planned, assumed or expected results expressed in, or implied by, these forward-looking statements. While we cannot predict all of the factors that could form the basis of such differences, key factors include, but are not limited to: global macroeconomic and geopolitical developments; changes in interest and foreign currency rates; changes in taxation policies and regulations (including changes effected by the recent revisions to the U.S. tax code) or changes in the guidance related to, or interpretation of, such policies and regulations; shifting tourism trends as well as our ability to accurately capture tourism trend data and timely respond to changes in such data; regional instability; violence (including terrorist activities); political activities or events (including the potential for rapid and unexpected changes in government, economic and political policies, the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade, including as a result of changes in diplomatic and trade relations or agreements with other countries); weather conditions that may affect local and tourist consumer spending; changes in consumer confidence, preferences and shopping patterns, as well as our ability to accurately predict and timely respond to such changes; shifts in the Company's product and geographic sales mix; variations in the cost and availability of diamonds, gemstones and precious metals; adverse publicity regarding the Company and its products, the Company's third-party vendors or the diamond or jewelry industry more generally; any non-compliance by third-party vendors or suppliers with the Company's sourcing and quality standards, codes of conduct, or contractual requirements as well as applicable laws and regulations; changes in our competitive landscape; disruptions impacting the Company's business and operations; failure to successfully implement or make changes to the Company's information systems; gains or losses in the trading value of the Company's stock, which may impact the amount of stock repurchased through open market transactions, including through Rule 10b5-1 plans and accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions; the Company's receipt of any required approvals to the aforementioned renovation of its New York City flagship store and expansion of its retail operations to 6 East 57th Street, as well as the timing of such approvals; changes in the cost and timing estimates associated with the aforementioned renovation and expansion; delays caused by third parties involved in the aforementioned renovation and expansion; any casualty, damage or destruction to the Company's flagship store or 6 East 57th Street; and the Company's ability to successfully control costs and execute on, and achieve the expected benefits from, the operational initiatives and strategic priorities referenced above. Developments relating to these and other factors may also warrant changes to

TIFFANY & CO.

the Company's operating and strategic plans, including with respect to store openings, closings and renovations, capital expenditures, information systems development, inventory management, and continuing execution on, or timing of, the aforementioned initiatives and priorities. Such changes could also cause actual results to differ materially from the expected results expressed in, or implied by, the forward-looking statements.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of July 31, 2019 is 12 months.

The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of July 31, 2019, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in billions)	(in millions)
July 2016	October 1, 2024	¥10.6	$100.0
March 2017	April 1, 2027	11.0	96.1
May 2017	April 1, 2027	5.6	50.0

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. If the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The maximum term of the Company's outstanding precious metal collars and forward contracts as of July 31, 2019 is 17 months.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. The Court has denied a motion made by Costco for a new trial; however, Costco has also filed an appeal from the judgment, which is pending before the Second Circuit Court of Appeals. As the Tiffany plaintiffs may not enforce the Court's judgment during the appeals process, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of July 31, 2019. The Company expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2020.

Item 1A. Risk Factors.

Except as presented below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

(i) Metrics the Company may report that are based on customer data it collects are subject to inherent challenges in measurement, and inaccuracies in that data or the resulting metrics could lead to decisions that adversely impact the Company's business.

The Company regularly reviews customer sales and similar data to evaluate retail sales trends, measure its performance and make strategic decisions. The Company reviews its sales data attributed to local customers, which the Company defines as sales to customers who identify themselves as being residents of the same country as the retail store in which the applicable sale was completed, and sales attributed to foreign tourists, which the Company defines as sales to customers who identify themselves as being residents of a different country than the country of

TIFFANY & CO.

the retail store in which the applicable sale was completed, to evaluate growth and other sales trends within the Company's global customer base. These metrics are calculated using internal Company data that reflects residency information self-reported by its customers at the time of sale, or, for customers who do not self-report, that is based on certain pre-established default assumptions. While the Company believes this to be a reasonable method for collecting the applicable data, there are inherent challenges in collecting such data and measuring these aspects of its sales performance across its global customer population. For example, the default assumptions referred to above could result in a significant understatement or overstatement of sales attributed to local customers or foreign tourists. In addition, the collected data has not been validated by an independent third party, and the resulting metrics may differ from similar estimates published by third parties or from similarly titled metrics of other retailers.

Errors or inaccuracies in the Company's data or metrics could result in incomplete or inaccurate internal analyses, which may compromise the validity and reliability of conclusions the Company draws from such analyses and may further result in ineffective decision-making. For instance, such inaccuracies could result in an overstatement of sales to foreign tourists, which could lead the Company to allocate sales and marketing resources in a manner that would not result in optimal retail sales performance. If these metrics or the underlying data are used to inform management's strategies or initiatives, but reflect material errors or inaccuracies, the Company's business may be negatively affected.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. Purchases under this program are discretionary and will be made from time to time based on market conditions and the Company's liquidity needs. The Company may fund repurchases under the 2018 Program from existing cash at such time or from proceeds of any existing borrowing facilities at such time and/or the issuance of new debt. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for repurchase under the 2016 Program. As of July 31, 2019, $549.6 million remained available under the 2018 Program.

The following table contains the Company's purchases of equity securities in the second quarter of 2019:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
May 1, 2019 to May 31, 2019	178,497	$ 97.43	178,497	$ 592.2
June 1, 2019 to June 30, 2019	236,952	$ 91.56	236,952	$ 570.5
July 1, 2019 to July 31, 2019	223,879	$ 93.32	223,879	$ 549.6
TOTAL	639,328	$ 93.82	639,328	$ 549.6

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2019, filed with the SEC, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 2019	TIFFANY & CO.
(Registrant)

By: /s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.