Form 10-Q
period 2019-10-31
TIFFANY & CO
filed 2019-12-05
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 119,943,050 shares outstanding at the close of business on October 31, 2019.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED October 31, 2019

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	October 31, 2019	January 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$489.6	$792.6	$642.6
Short-term investments	40.0	62.7	12.8
Accounts receivable, net	218.0	245.4	212.4
Inventories, net	2,577.0	2,428.0	2,473.4
Prepaid expenses and other current assets	276.2	230.8	267.3
Total current assets	3,600.8	3,759.5	3,608.5
Operating lease right-of-use assets	1,065.5	—	—
Property, plant and equipment, net	1,043.5	1,026.7	974.5
Deferred income taxes	217.7	215.8	185.2
Other assets, net	331.5	331.0	332.5
	$6,259.0	$5,333.0	$5,100.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$89.9	$113.4	$68.9
Accounts payable and accrued liabilities	491.9	513.4	443.9
Current portion of operating lease liabilities	211.2	—	—
Income taxes payable	21.8	21.4	21.5
Merchandise credits and deferred revenue	62.4	69.9	81.2
Total current liabilities	877.2	718.1	615.5
Long-term debt	883.8	883.4	880.0
Pension/postretirement benefit obligations	289.8	312.4	284.9
Deferred gains on sale-leasebacks	—	31.1	32.1
Long-term portion of operating lease liabilities	966.7	—	—
Other long-term liabilities	99.0	257.1	265.8
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 119.9, 121.5, 121.9	1.2	1.2	1.2
Additional paid-in capital	1,275.0	1,275.4	1,275.9
Retained earnings	2,076.7	2,045.6	1,948.6
Accumulated other comprehensive loss, net of tax	(223.0)	(204.8)	(217.7)
Total Tiffany & Co. stockholders' equity	3,129.9	3,117.4	3,008.0
Non-controlling interests	12.6	13.5	14.4
Total stockholders' equity	3,142.5	3,130.9	3,022.4
	$6,259.0	$5,333.0	$5,100.7
See notes to condensed consolidated financial statements.
TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net sales	$1,014.6	$1,012.4	$3,066.1	$3,121.5
Cost of sales	388.9	383.1	1,163.4	1,152.5
Gross profit	625.7	629.3	1,902.7	1,969.0
Selling, general and administrative expenses	507.2	502.9	1,439.1	1,447.1
Earnings from operations	118.5	126.4	463.6	521.9
Interest expense and financing costs	9.2	10.1	29.4	29.7
Other expense, net	4.2	1.8	2.2	5.1
Earnings from operations before income taxes	105.1	114.5	432.0	487.1
Provision for income taxes	26.7	19.6	92.1	105.2
Net earnings	$78.4	$94.9	$339.9	$381.9
Net earnings per share:
Basic	$0.65	$0.78	$2.81	$3.10
Diluted	$0.65	$0.77	$2.80	$3.08
Weighted-average number of common shares:
Basic	120.3	122.3	121.0	123.3
Diluted	120.6	123.1	121.3	124.0

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net earnings	$78.4	$94.9	$339.9	$381.9
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	3.1	(25.6)	(23.8)	(83.9)
Unrealized gain (loss) on hedging instruments	8.9	1.9	25.3	(5.8)
Unrealized gain on benefit plans	2.0	2.7	6.3	8.2
Total other comprehensive earnings (loss), net of tax	14.0	(21.0)	7.8	(81.5)
Comprehensive earnings	$92.4	$73.9	$347.7	$300.4

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Three Months Ended October 31, 2019
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at July 31, 2019	$3,193.1	$2,139.4	$(237.0)	120.8	$1.2	$1,276.5	$13.0
Exercise of stock options and vesting of restricted stock units	1.7	—	—	—	—	1.7	—
Shares withheld related to net share settlement of share-based compensation	(0.5)	—	—	—	—	(0.5)	—
Share-based compensation expense	4.8	—	—	—	—	4.8	—
Purchase and retirement of Common Stock	(78.0)	(70.4)	—	(0.9)	—	(7.6)	—
Cash dividends on Common Stock ($0.58 per share)	(69.7)	(69.7)	—	—	—	—	—
Accrued dividends on share-based awards	(0.9)	(1.0)	—	—	—	0.1	—
Other comprehensive earnings, net of tax	14.0	—	14.0	—	—	—	—
Net earnings	78.4	78.4	—	—	—	—	—
Non-controlling interests	(0.4)	—	—	—	—	—	(0.4)
Balance at October 31, 2019	$3,142.5	$2,076.7	$(223.0)	119.9	$1.2	$1,275.0	$12.6

	Three Months Ended October 31, 2018
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at July 31, 2018	$3,071.5	$1,986.8	$(196.7)	122.4	$1.2	$1,265.6	$14.6
Exercise of stock options and vesting of restricted stock units	5.8	—	—	0.1	—	5.8	—
Shares withheld related to net share settlement of share-based compensation	(0.8)	—	—	—	—	(0.8)	—
Share-based compensation expense	10.5	—	—	—	—	10.5	—
Purchase and retirement of Common Stock	(71.0)	(65.9)	—	(0.6)	—	(5.1)	—
Cash dividends on Common Stock ($0.55 per share)	(67.2)	(67.2)	—	—	—	—	—
Accrued dividends on share-based awards	(0.1)	—	—	—	—	(0.1)	—
Other comprehensive loss, net of tax	(21.0)	—	(21.0)	—	—	—	—
Net earnings	94.9	94.9	—	—	—	—	—
Non-controlling interests	(0.2)	—	—	—	—	—	(0.2)
Balance at October 31, 2018	$3,022.4	$1,948.6	$(217.7)	121.9	$1.2	$1,275.9	$14.4

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Nine Months Ended October 31, 2019
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2019	$3,130.9	$2,045.6	$(204.8)	121.5	$1.2	$1,275.4	$13.5
Exercise of stock options and vesting of restricted stock units	4.3	—	—	0.3	—	4.3	—
Shares withheld related to net share settlement of share-based compensation	(9.6)	—	—	(0.1)	—	(9.6)	—
Share-based compensation expense	20.0	—	—	—	—	20.0	—
Purchase and retirement of Common Stock	(163.4)	(148.0)	—	(1.8)	—	(15.4)	—
Cash dividends on Common Stock ($1.71 per share)	(206.7)	(206.7)	—	—	—	—	—
Accrued dividends on share-based awards	(1.6)	(1.9)	—	—	—	0.3	—
Other comprehensive earnings, net of tax	7.8	—	7.8	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	21.8	47.8	(26.0)	—	—	—	—
Net earnings	339.9	339.9	—	—	—	—	—
Non-controlling interests	(0.9)	—	—	—	—	—	(0.9)
Balance at October 31, 2019	$3,142.5	$2,076.7	$(223.0)	119.9	$1.2	$1,275.0	$12.6

	Nine Months Ended October 31, 2018
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2018	$3,248.2	$2,114.2	$(138.0)	124.5	$1.2	$1,256.0	$14.8
Exercise of stock options and vesting of restricted stock units	22.6	—	—	0.5	—	22.6	—
Shares withheld related to net share settlement of share-based compensation	(7.6)	—	—	(0.1)	—	(7.6)	—
Share-based compensation expense	30.3	—	—	—	—	30.3	—
Purchase and retirement of Common Stock	(377.3)	(351.8)	—	(3.0)	—	(25.5)	—
Cash dividends on Common Stock ($1.60 per share)	(196.9)	(196.9)	—	—	—	—	—
Accrued dividends on share-based awards	(0.8)	(0.9)	—	—	—	0.1	—
Other comprehensive loss, net of tax	(81.5)	—	(81.5)	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	3.9	2.1	1.8	—	—	—	—
Net earnings	381.9	381.9	—	—	—	—	—
Non-controlling interests	(0.4)	—	—	—	—	—	(0.4)
Balance at October 31, 2018	$3,022.4	$1,948.6	$(217.7)	121.9	$1.2	$1,275.9	$14.4
See notes to condensed consolidated financial statements.
TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$339.9	$381.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	189.9	169.2
Amortization of gain on sale-leasebacks	—	(6.3)
Provision for inventories	17.2	41.2
Deferred income taxes	(19.4)	(5.6)
Provision for pension/postretirement benefits	22.0	26.6
Share-based compensation expense	19.9	30.3
Changes in assets and liabilities:
Accounts receivable	25.3	(2.7)
Inventories	(186.6)	(330.8)
Prepaid expenses and other current assets	(31.6)	(34.7)
Accounts payable and accrued liabilities	(21.0)	9.2
Income taxes payable	(45.0)	(110.4)
Merchandise credits and deferred revenue	(6.8)	10.9
Other, net	(40.1)	(21.6)
Net cash provided by operating activities	263.7	157.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(39.9)	(91.5)
Proceeds from sales of marketable securities and short-term investments	59.8	381.3
Capital expenditures	(194.0)	(174.7)
Net cash (used in) provided by investing activities	(174.1)	115.1
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) credit facility borrowings, net	10.4	(31.7)
Proceeds from other credit facility borrowings	55.3	7.7
Repayment of other credit facility borrowings	(83.5)	(18.4)
Repurchase of Common Stock	(163.4)	(377.3)
Proceeds from exercised stock options	4.3	22.6
Payments related to tax withholding for share-based payment arrangements	(9.3)	(7.6)
Cash dividends on Common Stock	(206.7)	(196.9)
Payment of deferred financing costs	—	(1.9)
Net cash used in financing activities	(392.9)	(603.5)
Effect of exchange rate changes on cash and cash equivalents	0.3	3.1
Net decrease in cash and cash equivalents	(303.0)	(328.1)
Cash and cash equivalents at beginning of year	792.6	970.7
Cash and cash equivalents at end of nine months	$489.6	$642.6
See notes to condensed consolidated financial statements.
TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the "Registrant") and its subsidiaries (the "Company") in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities ("VIEs"), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company's financial position as of October 31, 2019 and 2018 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2019 are derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and nine months ended October 31, 2019 and 2018 are not necessarily indicative of the results of the entire fiscal year.

2. NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption was permitted for fiscal years beginning after December 15, 2018. Management does not expect the adoption of this ASU will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption was permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company does not currently expect that the adoption of ASU 2018-15 will have a significant impact on its consolidated financial statements. However, the impact of adopting this ASU will ultimately depend on the composition of the Company's cloud computing software arrangements under development at that time.

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

TIFFANY & CO.

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

The adoption of ASU 2016-02 resulted in the following impacts to the Company's Condensed Consolidated Balance Sheet as of February 1, 2019:

•The establishment of a lease liability of approximately $1.2 billion and a corresponding right-of-use asset;
•The reclassification of existing balances in respect of unamortized lease incentives and lease straight-line liabilities from Other long-term liabilities to Operating lease right-of-use assets; and
•The reclassification of $31.1 million of deferred gains on sale-leasebacks, and related deferred tax assets of $9.5 million, to opening retained earnings.

In August 2017, the FASB issued ASU 2017-12 – Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of previous guidance related to the assessment of hedge effectiveness. This ASU was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The amendments in this ASU were required to be applied on a modified retrospective basis, while presentation and disclosure requirements set forth under this ASU are required prospectively in all interim periods and fiscal years ending after the date of adoption. Management adopted this ASU on February 1, 2019. The adoption of this ASU did not have any impact on the condensed consolidated financial statements. The disclosures required by this ASU are included in "Note 8. Hedging Instruments."

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if
TIFFANY & CO.

a minimum balance payment has not been received within the allotted time frame (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts must be received by the Company. For all Credit Receivables, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At October 31, 2019 and 2018, the carrying amount of the Credit Receivables (recorded in Accounts receivable, net) was $95.6 million and $79.9 million, respectively, of which 97% was considered current in both periods. Finance charges earned on Credit Receivables were not significant.

At October 31, 2019, accounts receivable allowances totaled $33.4 million, compared to $31.5 million at January 31, 2019 and $28.3 million at October 31, 2018.

Revenue Recognition. The following table disaggregates the Company's net sales by major source:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2019	2018	2019	2018
Net sales*:
Jewelry collections	$541.8	$543.5	$1,644.7	$1,642.7
Engagement jewelry	276.8	276.5	833.6	857.9
Designer jewelry	112.0	111.1	337.8	367.6
All other	84.0	81.3	250.0	253.3
	$1,014.6	$1,012.4	$3,066.1	$3,121.5
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

TIFFANY & CO.

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

In the nine months ended October 31, 2019, the Company recognized net sales of approximately $27.0 million related to the Merchandise credits and deferred revenue balance that existed at January 31, 2019 in respect of merchandise credits or gift cards redeemed subsequent to that date.

4. INVENTORIES

(in millions)	October 31, 2019	January 31, 2019	October 31, 2018
Finished goods	$1,543.9	$1,484.3	$1,448.1
Raw materials	886.5	781.8	849.0
Work-in-process	146.6	161.9	176.3
Inventories, net	$2,577.0	$2,428.0	$2,473.4

5. INCOME TAXES

The effective income tax rate for the three months ended October 31, 2019 was 25.4% versus 17.1% in the prior year. The effective income tax rate for the nine months ended October 31, 2019 was 21.3% versus 21.6% in the prior year.

The effective income tax rate for the three and nine months ended October 31, 2019 was increased by an income tax expense of $5.8 million, or 550 basis points and 130 basis points, respectively, due to a reduction in the estimated Foreign Derived Intangible Income ("FDII") benefit for fiscal 2019. The effective income tax rate for the nine months ended October 31, 2019 also included the recognition of an income tax benefit of $7.5 million, or 170 basis points, related to an increase in the estimated fiscal 2018 FDII benefit as a result of new U.S. Treasury guidance issued during the three months ended April 30, 2019. The effective income tax rate for the three and nine months ended October 31, 2018 was reduced by 380 basis points and 90 basis points, respectively, as a result of the true-up of $4.4 million of the Company's prior year tax provision in conjunction with the filing of the 2017 tax returns. The effective income tax rate for the nine months ended October 31, 2018 was also reduced by 160 basis points due to the recognition of an income tax benefit of $8.0 million primarily as a result of a decrease in the gross amount of unrecognized tax benefits and accrued interest and penalties related thereto due to a lapse in a statute of limitations.

During the three and nine months ended October 31, 2019, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company conducts business globally and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011-2014) and New York State (tax years 2012-2018). Tax years from 2010-present are open to examination in the U.S. Federal jurisdiction and 2006-present are open in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding
TIFFANY & CO.

tax positions. As of October 31, 2019, unrecognized tax benefits are not expected to change significantly in the next 12 months. Future developments may result in a change in this assessment.

6. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2019	2018	2019	2018
Net earnings for basic and diluted EPS	$78.4	$94.9	$339.9	$381.9
Weighted-average shares for basic EPS	120.3	122.3	121.0	123.3
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.3	0.8	0.3	0.7
Weighted-average shares for diluted EPS	120.6	123.1	121.3	124.0

For the three and nine months ended October 31, 2019, there were 1.8 million and 1.7 million, respectively, stock options and restricted stock units that were excluded from the computations of earnings per diluted share due to their antidilutive effect. For the three and nine months ended October 31, 2018, there were 0.4 million and 0.6 million, respectively, stock options and restricted stock units that were excluded from the computations of earnings per diluted share due to their antidilutive effect.

TIFFANY & CO.

7. DEBT

(in millions)	October 31, 2019	January 31, 2019	October 31, 2018
Short-term borrowings:
Credit Facilities	$22.6	$13.5	$—
Other credit facilities	67.3	99.9	68.9
	$89.9	$113.4	$68.9

Long-term debt:
Unsecured Senior Notes:
2012 4.40% Series B Senior Notes, due July 2042 [a]	$250.0	$250.0	$250.0
2014 3.80% Senior Notes, due October 2024 [b,c]	250.0	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [b,c]	300.0	300.0	300.0
2016 0.78% Senior Notes, due August 2026 [b,d]	91.8	91.8	88.5
	891.8	891.8	888.5
Less: unamortized discounts and debt issuance costs	(8.0)	(8.4)	(8.5)
	$883.8	$883.4	$880.0
aThe agreements governing these Senior Notes require repayments of $50.0 million in aggregate every five years beginning in July 2022.
bThese agreements require lump sum repayments upon maturity.
cThese Senior Notes were issued at a discount, which will be amortized until the debt maturity.
dThese Senior Notes were issued at par, ¥10.0 billion.

In June 2019, the Registrant's indirect, wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 408.0 million ($57.8 million at October 31, 2019), which may be increased to the RMB equivalent of $100.0 million, subject to certain conditions and limitations, at the request of Tiffany-Shanghai. The Tiffany-Shanghai Credit Agreement, which matures in July 2022, was made available to refinance amounts outstanding under Tiffany-Shanghai's previously existing RMB 990.0 million three-year multi-bank revolving credit agreement (the "2016 Agreement"), which expired pursuant to its terms on July 11, 2019, as well as for Tiffany-Shanghai's ongoing general working capital requirements. The participating lenders will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates equal to 95% of the applicable rate as announced by the People's Bank of China (provided, that if such announced rate is below zero, the applicable interest rate shall be deemed to be zero). In connection with the Tiffany-Shanghai Credit Agreement, in June 2019, the Registrant entered into a Guaranty Agreement by and between the Registrant and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty").

The Tiffany-Shanghai Credit Agreement contains affirmative and negative covenants which are substantially similar to those set forth in the 2016 Agreement including, among others, covenants that limit Tiffany-Shanghai's ability to incur liens and incur certain indebtedness, and the Guaranty requires maintenance by the Registrant of a specific leverage ratio, in addition to other requirements and limitations which are substantially similar to the guaranty entered into by the Registrant in respect of the 2016 Agreement.

There have been no material changes to the agreements governing the Credit Facilities or Senior Notes referenced in the table above since January 31, 2019.

At October 31, 2019, the Company was in compliance with all debt covenants.
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

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2012 and recorded a loss within accumulated other comprehensive loss. As of October 31, 2019, $16.4 million remains recorded as a loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2014 and recorded a loss within accumulated other comprehensive loss. As of October 31, 2019, $3.4 million remains recorded as a loss in accumulated
TIFFANY & CO.

other comprehensive loss, which is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

Cross-currency Swaps – In 2016, 2017 and 2019, the Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated and Euro-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of October 31, 2019, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in millions)	(in millions)
July 2016	October 2024	¥10,620.0	$100.0
March 2017	April 2027	¥11,000.0	$96.1
May 2017	April 2027	¥5,634.5	$50.0
August 2019	August 2026	€21.1	$23.6

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

As of October 31, 2019, the notional amounts of foreign exchange forward contracts were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥19,844.1	186.2
British pound		£12.4	15.8
Derivatives not designated as hedging instruments:
U.S. dollar		$131.5	131.5
Euro		€6.8	7.5
Australian dollar	AU$	33.2	22.4
British pound		£5.6	7.2
Czech koruna	CZK	142.7	6.1
Danish kroner	DKK	52.0	7.7
Japanese yen		¥1,715.7	15.8
Korean won	₩	25,538.2	21.2
New Zealand dollar	NZ$	13.7	8.6
Singapore dollar	S$	20.9	15.2
Chinese renminbi	CNY	361.2	51.6
Canadian dollar	CAD	14.8	11.3

The maximum term of the Company's outstanding foreign exchange forward contracts as of October 31, 2019 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of
TIFFANY & CO.

volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of October 31, 2019, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted precious metals transactions is 18 months. As of October 31, 2019, there were precious metal derivative instruments outstanding for approximately 29,000 ounces of platinum, 560,000 ounces of silver and 80,000 ounces of gold.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended October 31, 2019
(in millions)	Cost of sales	Interest expense and financing costs	Other expense, net	Other comprehensive earnings, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$388.9	$9.2	$4.2	$14.0
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax gain recognized in OCI	—	—	—	1.4
Pre-tax gain reclassified from accumulated OCI into earnings	(1.0)	—	—	1.0
Precious metal collars
Pre-tax gain reclassified from accumulated OCI into earnings	(0.1)	—	—	0.1
Precious metal forward contracts
Pre-tax gain recognized in OCI	—	—	—	3.8
Pre-tax loss reclassified from accumulated OCI into earnings	0.6	—	—	(0.6)
Cross-currency swaps
Pre-tax gain recognized in OCI	—	—	—	9.2
Pre-tax gain reclassified from accumulated OCI into earnings	—	(1.5)	(1.0)	2.5
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	0.3	—	(0.3)

TIFFANY & CO.

	Nine Months Ended October 31, 2019
(in millions)	Cost of sales	Interest expense and financing costs	Other expense, net	Other comprehensive earnings, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$1,163.4	$29.4	$2.2	$7.8
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax gain recognized in OCI	—	—	—	4.5
Pre-tax gain reclassified from accumulated OCI into earnings	(3.5)	—	—	3.5
Precious metal collars
Pre-tax gain reclassified from accumulated OCI into earnings	(0.3)	—	—	0.3
Precious metal forward contracts
Pre-tax gain recognized in OCI	—	—	—	10.4
Pre-tax loss reclassified from accumulated OCI into earnings	2.8	—	—	(2.8)
Cross-currency swaps
Pre-tax gain recognized in OCI	—	—	—	21.7
Pre-tax gain reclassified from accumulated OCI into earnings	—	(4.6)	(0.2)	4.8
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	1.0	—	(1.0)

TIFFANY & CO.

	Three Months Ended October 31, 2018
(in millions)	Cost of sales	Interest expense and financing costs	Other expense, net	Other comprehensive loss, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$383.1	$10.1	$1.8	$(21.0)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax gain recognized in OCI	—	—	—	4.3
Pre-tax loss reclassified from accumulated OCI into earnings	0.1	—	—	(0.1)
Precious metal collars
Pre-tax gain reclassified from accumulated OCI into earnings	(0.2)	—	—	0.2
Precious metal forward contracts
Pre-tax loss recognized in OCI	—	—	—	(1.4)
Pre-tax loss reclassified from accumulated OCI into earnings	0.6	—	—	(0.6)
Cross-currency swaps
Pre-tax gain recognized in OCI	—	—	—	2.8
Pre-tax gain reclassified from accumulated OCI into earnings	—	—	(4.2)	4.2
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	0.3	—	(0.3)

TIFFANY & CO.

	Nine Months Ended October 31, 2018
(in millions)	Cost of sales	Interest expense and financing costs	Other expense, net	Other comprehensive loss, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$1,152.5	$29.7	$5.1	$(81.5)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax gain recognized in OCI	—	—	—	10.6
Pre-tax gain reclassified from accumulated OCI into earnings	(2.2)	—	—	2.2
Precious metal collars
Pre-tax gain reclassified from accumulated OCI into earnings	(0.4)	—	—	0.4
Precious metal forward contracts
Pre-tax loss recognized in OCI	—	—	—	(13.5)
Pre-tax loss reclassified from accumulated OCI into earnings	0.1	—	—	(0.1)
Cross-currency swaps
Pre-tax gain recognized in OCI	—	—	—	5.7
Pre-tax gain reclassified from accumulated OCI into earnings	—	—	(9.3)	9.3
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	1.0	—	(1.0)

The pre-tax gains or losses on derivatives not designated as hedging instruments were not significant in the three and nine months ended October 31, 2019 and 2018. The Company expects approximately $3.0 million of net pre-tax derivative gains included in accumulated other comprehensive loss at October 31, 2019 will be reclassified into earnings within the next 12 months. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Financial assets and liabilities carried at fair value at October 31, 2019 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Time deposits [a]	$40.0	$—	$—	$40.0
Marketable securities [b]	38.3	—	—	38.3
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	9.6	—	9.6
Foreign exchange forward contracts [c]	—	2.4	—	2.4
Cross-currency swaps [c]	—	1.3	—	1.3
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	1.5	—	1.5
Total financial assets	$78.3	$14.8	$—	$93.1

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$1.0	$—	$1.0
Foreign exchange forward contracts [d]	—	0.6	—	0.6
Cross-currency swaps [d]	—	4.2	—	4.2
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	3.8	—	3.8
Total financial liabilities	$—	$9.6	$—	$9.6

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

Financial assets and liabilities carried at fair value at October 31, 2018 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Time deposits [a]	$12.8	$—	$—	$12.8
Marketable securities [b]	35.9	—	—	35.9
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	0.4	—	0.4
Foreign exchange forward contracts [c]	—	5.6	—	5.6
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	1.8	—	1.8
Total financial assets	$48.7	$7.8	$—	$56.5

TIFFANY & CO.

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$6.4	$—	$6.4
Foreign exchange forward contracts [d]	—	0.1	—	0.1
Cross-currency swaps [d]	—	14.5	—	14.5
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	0.9	—	0.9
Total financial liabilities	$—	$21.9	$—	$21.9
aIncluded within Short-term investments.
bIncluded within Other assets, net.
cIncluded within Prepaid expenses and other current assets or Other assets, net based on the maturity of the contract.
dIncluded within Accounts payable and accrued liabilities or Other long-term liabilities based on the maturity of the contract.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the short-term maturities of these assets and liabilities and as such are measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was approximately $1.0 billion at October 31, 2019 and $0.9 billion at October 31, 2018, and the corresponding fair value was approximately $1.1 billion at October 31, 2019 and $0.9 billion at October 31, 2018.

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

The amounts of the Company's right-of-use asset and current and non-current lease liabilities are presented separately on the Condensed Consolidated Balance Sheet as of October 31, 2019. Substantially all of the Company's leases are operating leases as of October 31, 2019. The Company records lease expense within Cost of sales for leases of manufacturing facilities and within Selling, general and administrative expenses for all other leases.

TIFFANY & CO.

Amounts recognized in the Condensed Consolidated Statement of Earnings were as follows:

(in millions)	Three Months Ended October 31, 2019
Fixed operating lease expense	$79.2
Variable operating lease expense	40.3
Sublease income	(1.7)
Net lease expense	$117.8

(in millions)	Nine Months Ended October 31, 2019
Fixed operating lease expense	$234.2
Variable operating lease expense	110.7
Sublease income	(4.1)
Net lease expense	$340.8

The weighted average remaining lease term was seven years and the weighted average discount rate was 4.0% for all of the Company's operating leases as of October 31, 2019.

The following table provides supplemental cash flow information related to the Company's operating leases:

(in millions)	Nine Months Ended October 31, 2019
Cash outflows from operating activities attributable to operating leases	$228.1
Right-of-use assets obtained in exchange for operating lease liabilities	206.4

The following table reconciles the undiscounted cash flows expected to be paid in each of the next five fiscal years and thereafter to the operating lease liability recorded on the Condensed Consolidated Balance Sheet for operating leases existing as of October 31, 2019.

Years ending January 31,	Minimum Lease Payments as of October 31, 2019 (in millions)
2020 *	$45.8
2021	273.3
2022	241.5
2023	198.1
2024	164.9
Thereafter	445.3
Total minimum lease payments	1,368.9
Less: amount of total minimum lease payments representing interest	(191.0)
Present value of future total minimum lease payments	1,177.9
Less: current portion of lease liabilities	(211.2)
Long-term lease liabilities	$966.7

* This amount represents minimum lease payments for the three month period from November 1, 2019 to January 31, 2020.

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

As of October 31, 2019, there were seven executed agreements in respect of store relocations, new stores, office space and other facilities without commencement dates, which had total commitments of $104.8 million.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the
TIFFANY & CO.

Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. The Court has denied a motion made by Costco for a new trial; however, Costco has also filed an appeal from the judgment, which is pending before the Second Circuit Court of Appeals. As the Tiffany plaintiffs may not enforce the Court's judgment during the appeals process, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of October 31, 2019. The Company expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2021.

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

On March 31, 2016, the EPA issued a letter to approximately 100 companies (including the Company) (collectively, the "notified companies") notifying them of potential liability for the RoD Remediation and of
TIFFANY & CO.

the EPA's planned approach to addressing the cost of the RoD Remediation, which included the possibility of a de-minimis cash-out settlement (the "settlement option") for certain parties. In April of 2016, the Company notified the EPA of its interest in pursuing the settlement option, and accordingly recorded an immaterial liability representing its best estimate of its minimum liability for the RoD Remediation, which was based on the amount of a potential de-minimis settlement. On March 30, 2017, the EPA issued offers related to the settlement option to 20 parties; while the Company was not one of the parties receiving such an offer, the EPA indicated at that time that the settlement option might be made available to additional parties beyond those notified on March 30, 2017. On October 24, 2019, the EPA informed certain of the notified parties (including the Company) that the early settlement option would not be made available to them at that time.

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

Given the uncertainties described above, the Company's liability, if any, beyond that already recorded for its obligation under the 2007 AOC and the Mile 10.9 AOC, cannot be determined at this time. However, the Company does not expect that its ultimate liability related to the relevant 17-mile stretch of the River will be material to its financial position, in light of the number of companies that have previously been identified as Potentially Responsible Parties (i.e., the more than 300 parties that were initially designated in litigation as potentially responsible parties), which includes, but goes well beyond those approximately 70 CPG member companies that participated in the 2007 AOC and the Mile 10.9 AOC, and the Company's relative participation in the costs related to the 2007 AOC and Mile 10.9 AOC. It is nonetheless possible that any resulting liability when the uncertainties discussed above are resolved could be material to the Company's results of operations or cash flows in the period in which such uncertainties are resolved.

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

During 2018, the Company received an offer of AUD $48.0 million as compensation for the previous acquisition of the premises containing one of its leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in Australia. The Company did not accept the offer of
TIFFANY & CO.

compensation and has filed an appeal of the compensation amount with the Land and Environment Court in Australia. In accordance with local law, the Company received an advance payment of 90% ($31.1 million, based on foreign currency exchange rates on the date of receipt) of the offered compensation during the fourth quarter of 2018. The appeal process is inherently uncertain and the Land and Environment Court will make an independent assessment of the amount of compensation in this matter, which may require the Company to repay all or a portion of the advance payment. Therefore, the Company cannot currently determine an amount, or any minimum amount, it ultimately expects to realize in connection with this matter. Accordingly, the Company did not recognize any gain in the consolidated statement of earnings for the year ended January 31, 2019 or the nine months ended October 31, 2019. Instead, the Company recognized the advance payment within Cash and cash equivalents and as a liability within Accounts payable and accrued liabilities as of January 31, 2019.

12. STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

(in millions)	October 31, 2019	January 31, 2019	October 31, 2018
Accumulated other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(131.8)	$(108.2)	$(131.9)
Deferred hedging loss	(4.0)	(24.5)	(28.7)
Net unrealized loss on benefit plans	(87.2)	(72.1)	(57.1)
	$(223.0)	$(204.8)	$(217.7)

Additions to and reclassifications out of accumulated other comprehensive earnings (loss) were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2019	2018	2019	2018
Foreign currency translation adjustments	$2.8	$(25.0)	$(23.5)	$(83.8)
Income tax benefit (expense)	0.3	(0.6)	(0.3)	(0.1)
Foreign currency translation adjustments, net of tax	3.1	(25.6)	(23.8)	(83.9)
Unrealized gain on hedging instruments	14.4	5.7	36.6	2.8
Reclassification adjustment for gain included in net earnings [a]	(2.7)	(3.4)	(4.8)	(10.8)
Income tax (expense) benefit	(2.8)	(0.4)	(6.5)	2.2
Unrealized gain (loss) on hedging instruments, net of tax	8.9	1.9	25.3	(5.8)
Amortization of net loss included in net earnings [b]	2.8	3.7	8.4	11.2
Amortization of prior service credit included in net earnings [b]	(0.1)	(0.2)	(0.4)	(0.5)
Income tax expense	(0.7)	(0.8)	(1.7)	(2.5)
Net unrealized gain on benefit plans, net of tax	2.0	2.7	6.3	8.2
Total other comprehensive earnings (loss), net of tax	$14.0	$(21.0)	$7.8	$(81.5)
aThese gains are reclassified into Cost of sales, Interest expense and financing costs and Other expense, net (see "Note 8. Hedging Instruments" for additional details).
TIFFANY & CO.

bThese losses (gains) are included in the computation of net periodic benefit cost (see "Note 13. Employee Benefit Plans" for additional details) and are reclassified into Other expense, net.

Share Repurchase Program. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase ("ASR") or other structured repurchase transactions, and/or privately negotiated transactions. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for repurchase under the 2016 Program. As of October 31, 2019, $471.6 million remained available under the 2018 Program; however, pursuant to the terms of the Merger Agreement (as defined in "Note 15. Subsequent Events"), and subject to certain limited exceptions, the Company may not repurchase its Common Stock other than in connection with the forfeiture provisions of Company equity awards or the cashless exercise or tax withholding provisions of such Company equity awards, in each case, granted under the Company's stock-based compensation plans.

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

The Company's share repurchase activity was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions, except per share amounts)	2019	2018	2019	2018
Cost of repurchases	$78.0	$71.0	$163.4	$377.3
Shares repurchased and retired	0.9	0.6	1.8	3.0
Average cost per share	$88.42	$118.36	$91.15	$123.99

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.58 and $0.55 per share of Common Stock in the three months ended October 31, 2019 and 2018, respectively, and $1.71 and $1.60 per share of Common Stock in the nine months ended October 31, 2019 and 2018, respectively.

Cumulative effect adjustment from adoption of new accounting standards. The amounts presented within this line item on the Condensed Consolidated Statements of Stockholders' Equity represent the effects of the Company's adoption, on a modified retrospective basis, of ASU 2016-02 – Leases and ASU 2018-02 – Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (each as discussed in "Note 2. New Accounting Standards") for the nine months ended October 31, 2019, and ASU 2014-09 – Revenue from Contracts with Customers and ASU 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities for the nine months ended October 31, 2018.

TIFFANY & CO.

13. EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans and provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2019	2018	2019	2018
Net Periodic Benefit Cost:
Service cost	$4.3	$4.5	$0.6	$0.7
Interest cost	8.1	7.7	0.8	0.8
Expected return on plan assets	(9.2)	(8.4)	—	—
Amortization of prior service credit	—	—	(0.1)	(0.2)
Amortization of net loss	2.8	3.7	—	—
Net expense	$6.0	$7.5	$1.3	$1.3

	Nine Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2019	2018	2019	2018
Net Periodic Benefit Cost:
Service cost	$12.8	$13.4	$1.9	$2.2
Interest cost	24.4	23.1	2.5	2.3
Expected return on plan assets	(27.6)	(25.1)	—	—
Amortization of prior service credit	—	—	(0.4)	(0.5)
Amortization of net loss	8.4	11.2	—	—
Net expense	$18.0	$22.6	$4.0	$4.0

The components of net periodic benefit cost other than the service cost component are included in Other expense, net on the Condensed Consolidated Statements of Earnings.

The Company maintains a noncontributory defined benefit pension plan qualified in accordance with the Internal Revenue Service Code ("Qualified Plan") covering substantially all U.S. employees hired before January 1, 2006. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash contribution was required in the fiscal year ending January 31, 2019 and none is required in the fiscal year ending January 31, 2020 ("fiscal 2019") to meet the minimum funding requirements of the Employee Retirement Income Security Act. However, the Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan and made a voluntary cash contribution of $30.0 million in the nine months ended October 31, 2019. The Company does not currently expect to make any additional discretionary contributions in fiscal 2019. This expectation is subject to change based on management's assessment of a variety of factors, including, but not limited to, asset performance, interest rates and changes in actuarial assumptions.

TIFFANY & CO.

14. SEGMENT INFORMATION

The Company's reportable segments are as follows:

•Americas includes sales in Company-operated TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through Internet, catalog, business-to-business and wholesale operations;

•Asia-Pacific includes sales in Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•Japan includes sales in Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•Europe includes sales in Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds as well as earnings received from third-party licensing agreements.

Certain information relating to the Company's segments is set forth below:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2019	2018	2019	2018
Net sales:
Americas	$422.5	$442.1	$1,283.6	$1,342.2
Asia-Pacific	294.1	294.0	915.8	923.1
Japan	169.3	142.1	469.3	447.3
Europe	111.3	114.1	330.0	342.6
Total reportable segments	997.2	992.3	2,998.7	3,055.2
Other	17.4	20.1	67.4	66.3
	$1,014.6	$1,012.4	$3,066.1	$3,121.5
Earnings from operations*:
Americas	$60.5	$60.0	$204.3	$230.4
Asia-Pacific	42.9	66.2	202.1	245.8
Japan	57.4	49.3	167.0	165.3
Europe	12.1	12.3	44.1	44.2
Total reportable segments	172.9	187.8	617.5	685.7
Other	(3.6)	(2.0)	(2.2)	(0.5)
	$169.3	$185.8	$615.3	$685.2
* Represents earnings from operations before (i) unallocated corporate expenses, (ii) Interest expense and financing costs and (iii) Other expense, net.

TIFFANY & CO.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated Earnings from operations before income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2019	2018	2019	2018
Earnings from operations for segments	$169.3	$185.8	$615.3	$685.2
Unallocated corporate expenses	(50.8)	(59.4)	(151.7)	(163.3)
Interest expense and financing costs	(9.2)	(10.1)	(29.4)	(29.7)
Other expense, net	(4.2)	(1.8)	(2.2)	(5.1)
Earnings from operations before income taxes	$105.1	$114.5	$432.0	$487.1

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

15. SUBSEQUENT EVENTS

Dividend declaration. On November 21, 2019, the Company's Board of Directors approved a quarterly dividend of $0.58 per share of Common Stock. This quarterly dividend will be paid on January 10, 2020 to shareholders of record on December 20, 2019.

Entry into Merger Agreement. On November 24, 2019, the Registrant entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Registrant, LVMH Moët Hennessy - Louis Vuitton SE, a societas Europaea (European company) organized under the laws of France ("Parent"), Breakfast Holdings Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent ("Holding"), and Breakfast Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Holding ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Registrant (the "Merger"), with the Registrant continuing as the surviving company in the Merger and a wholly owned indirect subsidiary of Parent.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of common stock, $0.01 par value, of the Registrant ("Common Stock") issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock owned by the Registrant, Parent or any of their respective wholly owned subsidiaries, and shares of Common Stock owned by stockholders of the Registrant who have properly demanded and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $135.00 in cash, without interest and less any required tax withholding (the "Per Share Merger Consideration").

The consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to (i) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of the Registrant's Common Stock entitled to vote on such matter at the meeting of stockholders of the Registrant (the "Stockholders Meeting") to be held to vote on the adoption of the Merger Agreement (or any postponement or adjournment thereof), (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as certain non-U.S. regulatory approvals, (iii) clearance by the Committee on Foreign Investment in the United States ("CFIUS"), (iv) the absence of a law or order in effect that enjoins, prevents or otherwise prohibits the consummation of the Merger or any other transactions contemplated under the Merger Agreement issued by a governmental entity; (v) the absence of any legal proceeding seeking to enjoin, prevent or otherwise prohibit the consummation of the Merger or any other transactions contemplated under the Merger Agreement instituted by a governmental entity of competent jurisdiction; and (vi) the absence of a Material Adverse Effect (as defined in the Merger Agreement). The obligation of each party to consummate the Merger is also conditioned on the accuracy of the other party's representations and warranties (subject to certain materiality exceptions) and the other party's compliance, in all material respects, with its covenants and agreements under the Merger Agreement.
TIFFANY & CO.

The Merger Agreement provides for certain customary termination rights of the Registrant and Parent, including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before August 24, 2020 (the "Outside Date"), provided that the Outside Date may be extended up to an additional 90 days by either party if all conditions are satisfied other than the receipt of regulatory approvals and CFIUS clearance or absence of legal restraints. The Registrant may terminate the Merger Agreement, in certain circumstances, including, prior to obtaining the adoption of the Merger Agreement by holders of a majority of the outstanding shares of the Registrant's Common Stock entitled to vote on such matter at the Stockholders Meeting, to enter into an acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement) on the terms set forth in the Merger Agreement. The Merger Agreement also provides that the Registrant will be required to pay Parent a termination fee of $575.0 million in certain circumstances, including if the Registrant terminates the Merger Agreement to enter into an acquisition agreement with respect to a Superior Proposal.

Additional information about the Merger Agreement is set forth in the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 25, 2019.

The Merger Agreement did not impact the Company's consolidated financial statements as of and for the three and nine months ended October 31, 2019.

Income Taxes. Regulatory guidance continues to be issued related to the 2017 U.S. Tax Cuts and Jobs Act. On December 2, 2019, the U.S. Department of Treasury issued guidance related to the Base Erosion Anti-Abuse Tax ("BEAT") as well as U.S. foreign tax credits regulations. The Company is currently evaluating this guidance and will record the impact, if any, in the three months ended January 31, 2020.

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

The Company's reportable segments are as follows:

•Americas includes sales in 124 Company-operated TIFFANY & CO. stores in the United States ("U.S."), Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through Internet, catalog, business-to-business and wholesale operations;

•Asia-Pacific includes sales in 90 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations;

•Japan includes sales in 56 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•Europe includes sales in 48 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in five Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds as well as earnings received from third-party licensing agreements.

ENTRY INTO MERGER AGREEMENT

On November 24, 2019, the Registrant entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Registrant, LVMH Moët Hennessy - Louis Vuitton SE, a societas Europaea (European company) organized under the laws of France ("Parent"), Breakfast Holdings Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent ("Holding"), and Breakfast Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Holding ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Registrant (the "Merger"), with the Registrant continuing as the surviving company in the Merger and a wholly owned indirect subsidiary of Parent.

For additional information related to the Merger Agreement, please refer to the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the "SEC") on November 25, 2019 and "Item 1. Financial Statements – Note 15. Subsequent Events".

SUMMARY OF THIRD QUARTER AND YEAR-TO-DATE RESULTS

•Worldwide net sales were approximately unchanged in the three months ("third quarter") ended October 31, 2019 and decreased 2% to $3.1 billion in the nine months ("year-to-date") ended October 31, 2019; comparable sales were approximately unchanged in the third quarter and decreased 3% in the year-to-date. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 1% in the third quarter and were approximately unchanged in the year-to-date, while comparable sales increased 1% in the third quarter and decreased 1% in the year-to-date.

•Earnings from operations decreased $7.9 million, or 6%, in the third quarter and $58.3 million, or 11%, in the year-to-date, with earnings from operations as a percentage of net sales ("operating margin") decreasing 80 basis points and 160 basis points in the third quarter and year-to-date, respectively.

TIFFANY & CO.

•Net earnings decreased 17% to $78.4 million, or $0.65 per diluted share, in the third quarter from $94.9 million, or $0.77 per diluted share, in the prior year. Net earnings decreased 11% to $339.9 million, or $2.80 per diluted share, in the year-to-date from $381.9 million, or $3.08 per diluted share, in the prior year.

•Inventories, net increased 4% from October 31, 2018.

•In June 2019, the Board of Directors approved a 5% increase in the quarterly dividend rate to $0.58 per share of the Company's Common Stock, or an annual dividend rate of $2.32 per share.

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

	Third Quarter 2019 vs. 2018			Year-to-date 2019 vs. 2018
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	—%	(1)%	1%	(2)%	(2)%	—%
Americas	(4)	—	(4)	(4)	—	(4)
Asia-Pacific	—	(3)	3	(1)	(4)	3
Japan	19	5	14	5	1	4
Europe	(3)	(4)	1	(4)	(5)	1
Other	(13)	—	(13)	2	—	2

Comparable Sales:
Worldwide	—%	(1)%	1%	(3)%	(2)%	(1)%
Americas	(4)	—	(4)	(5)	(1)	(4)
Asia-Pacific	(2)	(3)	1	(3)	(4)	1
Japan	19	5	14	4	1	3
Europe	—	(4)	4	(4)	(5)	1
Other	(3)	—	(3)	(17)	—	(17)

TIFFANY & CO.

	Third Quarter 2019 vs. 2018			Year-to-date 2019 vs. 2018
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Jewelry sales by product category:
Jewelry collections	—%	(1)%	1%	—%	(2)%	2%
Engagement jewelry	—	(1)	1	(3)	(2)	(1)
Designer jewelry	1	—	1	(8)	(1)	(7)

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

Net Sales

Net sales by segment were as follows:

	Third Quarter			Year-to-date
(in millions)	2019	2018	Increase/(Decrease)	2019	2018	Increase/(Decrease)
Americas	$422.5	$442.1	(4)%	$1,283.6	$1,342.2	(4)%
Asia-Pacific	294.1	294.0	—	915.8	923.1	(1)
Japan	169.3	142.1	19	469.3	447.3	5
Europe	111.3	114.1	(3)	330.0	342.6	(4)
Other	17.4	20.1	(13)	67.4	66.3	2
	$1,014.6	$1,012.4	—%	$3,066.1	$3,121.5	(2)%

Worldwide net sales were approximately unchanged in the third quarter of 2019 and decreased $55.4 million, or 2%, in the year-to-date. On a constant-exchange-rate basis, worldwide net sales increased 1% in the third quarter of 2019 and were approximately unchanged in the year-to-date.
TIFFANY & CO.

Jewelry sales by product category were as follows:

	Third Quarter
(in millions)	2019	2018	$ Change	% Change
Jewelry collections	$541.8	$543.5	$(1.7)	—%
Engagement jewelry	276.8	276.5	0.3	—
Designer jewelry	112.0	111.1	0.9	1

	Year-to-date
(in millions)	2019	2018	$ Change	% Change
Jewelry collections	$1,644.7	$1,642.7	$2.0	—%
Engagement jewelry	833.6	857.9	(24.3)	(3)
Designer jewelry	337.8	367.6	(29.8)	(8)

In both the third quarter and year-to-date of 2019, net sales in the Jewelry collections category were largely unchanged from the prior year, which included the benefit of increased sales of Tiffany T and High jewelry offset by softness in other collections. In the year-to-date, net sales in the Engagement jewelry and Designer jewelry categories reflected decreases across the categories. On a constant-exchange-rate basis, net sales in each jewelry product category increased 1% in the third quarter, while in the year-to-date net sales increased 2% in the Jewelry collections category, decreased 1% in the Engagement jewelry category and decreased 7% in the Designer jewelry category.

Certain reclassifications within the jewelry categories have been made to the prior year amounts to conform to the current year category presentation.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Sales	Non-comparable Sales	Wholesale/Other	Total
Third Quarter 2019:
Americas	$(18.6)	$0.3	$(1.3)	$(19.6)
Asia-Pacific	(4.7)	(2.0)	6.8	0.1
Japan	24.7	2.8	(0.3)	27.2
Europe	(0.1)	(1.3)	(1.4)	(2.8)
Year-to-date 2019:
Americas	$(58.8)	$0.6	$(0.4)	$(58.6)
Asia-Pacific	(23.8)	2.9	13.6	(7.3)
Japan	17.6	6.5	(2.1)	22.0
Europe	(14.6)	3.0	(1.0)	(12.6)

TIFFANY & CO.

Changes in jewelry sales relative to the prior year by reportable segment were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Third Quarter 2019:
Americas	10%	—%	(15)%
Asia-Pacific	10	(3)	(10)
Japan	15	5	3
Europe	14	(4)	(15)
Year-to-date 2019:
Americas	9%	—%	(13)%
Asia-Pacific	8	(4)	(9)
Japan	7	1	(3)
Europe	6	(5)	(10)

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

Americas. In the third quarter, total net sales decreased $19.6 million, or 4%, which included comparable sales decreasing $18.6 million, or 4%. In the year-to-date, total net sales decreased $58.6 million, or 4%, which included comparable sales decreasing $58.8 million, or 5%. In both periods, sales decreased across most of the region, which management attributed to lower spending by foreign tourists and, to a lesser extent, local customers. On a constant-exchange-rate basis, total net sales and comparable sales decreased 4% in both the third quarter and year-to-date.

The decrease in the number of jewelry units sold in both the third quarter and year-to-date reflected decreases in all product categories. Management attributed the increase in the average price per jewelry unit sold to a shift in sales mix to gold jewelry within the Jewelry collections category in both periods, as well as to High jewelry in the year-to-date.

Asia-Pacific. In the third quarter, total net sales were largely unchanged from the prior year, which included comparable sales decreasing $4.7 million, or 2%. In the year-to-date, total net sales decreased $7.3 million, or 1%, which included comparable sales decreasing $23.8 million, or 3%. Management attributed the decrease in sales in the year-to-date to the effect of foreign currency translation. On a constant-exchange-rate basis, total net sales increased by 3% in both the third quarter and year-to-date, while comparable sales increased 1% in both periods. Sales results reflected double-digit growth in the Chinese Mainland in both periods, which was offset by a decrease in net sales in Hong Kong of 49% in the third quarter and 27% in the year-to-date, which management attributed to significant disruptions that began earlier this year. Sales performance was mixed in other markets in the region in both periods. Management also attributed these sales results to higher spending by local customers, largely offset by lower spending by foreign tourists.

The decrease in the number of jewelry units sold in both the third quarter and year-to-date reflected decreases in all product categories. Management attributed the increase in the average price per jewelry unit sold in both periods to a shift in sales mix to High jewelry and gold jewelry within the Jewelry collections category.

Japan. In the third quarter, total net sales increased $27.2 million, or 19%, which included comparable sales increasing $24.7 million, or 19%. In the year-to-date, total net sales increased $22.0 million, or 5%, which included comparable sales increasing $17.6 million, or 4%. On a constant-exchange-rate basis, total net sales increased by 14% in the third quarter and 4% in the year-to-date, while comparable sales increased 14% and 3%, respectively, in those periods. Management believes that strong sales growth in the quarter prior to October 1, 2019
TIFFANY & CO.

reflected the response of Japanese consumers to the increase in Japan's consumption tax that took effect on that date.

The increase in the number of jewelry units sold in the third quarter reflected increases in the Designer jewelry and Engagement jewelry categories. The decrease in the number of jewelry units sold in the year-to-date reflected decreases in the Jewelry collections and Designer jewelry categories. Management attributed the increase in the average price per jewelry unit sold to a shift in sales mix within the Engagement jewelry category in the third quarter and within the Jewelry collections category in both periods.

Europe. In the third quarter, total net sales decreased $2.8 million, or 3%, and comparable sales were largely unchanged from the prior year. In the year-to-date, total net sales decreased $12.6 million, or 4%, which included comparable sales decreasing $14.6 million, or 4%. Management attributed the decrease in total net sales in both periods to the effect of foreign currency translation. On a constant-exchange-rate basis, total net sales increased by 1% in both the third quarter and the year-to-date, while comparable sales increased 4% and 1%, respectively, in those periods. Results in both periods reflected broad-based softness across the region, which management attributed to modest changes in spending by local customers and foreign tourists.

The decrease in the number of jewelry units sold in both the third quarter and year-to-date reflected decreases in the Jewelry collections and Designer jewelry categories. Management attributed the increase in the average price per jewelry unit sold in both periods to a shift in sales mix to gold jewelry within the Jewelry collections category.

Other. Other net sales decreased $2.7 million, or 13%, in the third quarter and increased $1.1 million, or 2%, in the year-to-date.

Store Data. In the year-to-date of 2019, the Company opened five Company-operated stores (one in the Americas, one in Asia-Pacific, two in Japan and one in Europe) and closed one Company-operated store each in the Americas, Asia-Pacific and Japan.

Gross Margin

	Third Quarter		Year-to-date
(dollars in millions)	2019	2018	2019	2018
Gross profit	$625.7	$629.3	$1,902.7	$1,969.0
Gross profit as a percentage of net sales	61.7%	62.2%	62.1%	63.1%

Gross margin (gross profit as a percentage of net sales) decreased 50 basis points in the third quarter and 100 basis points in the year-to-date of 2019 primarily due to a shift in sales mix toward higher price point jewelry in both periods, as well as the unfavorable effect from an increase in wholesale sales of diamonds in the year-to-date. Additionally, the prior year periods included the impact of an $8.5 million charge recorded in the third quarter of 2018 related to the bankruptcy filing of a metal refiner to which the Company entrusted precious scrap metal.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Financial Statements – Note 8. Hedging Instruments"). Management adjusted retail prices in the third quarter and year-to-date of 2019 and 2018 across most geographic regions and product categories, some of which were intended to mitigate foreign currency fluctuations.

TIFFANY & CO.

Selling, General and Administrative ("SG&A") Expenses

	Third Quarter		Year-to-date
(dollars in millions)	2019	2018	2019	2018
SG&A expenses	$507.2	$502.9	$1,439.1	$1,447.1
SG&A expenses as a percentage of net sales	50.0%	49.7%	46.9%	46.4%
SG&A expenses increased $4.3 million, or 1%, in the third quarter of 2019 and decreased $8.0 million, or 1%, in the year-to-date of 2019. These changes reflected an increase in store occupancy and depreciation expenses, a decrease in labor and incentive compensation costs and a decrease in marketing spending. The SG&A expense ratio (SG&A expenses as a percentage of net sales) increased 30 basis points in the third quarter and 50 basis points in the year-to-date due to sales deleverage on operating expenses. Changes in foreign currency exchange rates did not have a meaningful effect on SG&A expenses in the third quarter or year-to-date of 2019 as compared with each of the prior year periods.

Earnings from Operations

	Third Quarter		Year-to-date
(in millions)	2019	2018	2019	2018
Earnings from operations	$118.5	$126.4	$463.6	$521.9
Operating margin	11.7%	12.5%	15.1%	16.7%

Earnings from operations decreased $7.9 million, or 6%, in the third quarter of 2019 and $58.3 million, or 11%, in the year-to-date of 2019 and the operating margin decreased 80 basis points and 160 basis points, respectively, due to a decrease in gross margin and an increase in the SG&A expense ratio.

Results by segment were as follows:

(in millions)	Third Quarter 2019	% of Net Sales	Third Quarter 2018	% of Net Sales
Earnings from operations*:
Americas	$60.5	14.3%	$60.0	13.6%
Asia-Pacific	42.9	14.6	66.2	22.5
Japan	57.4	33.9	49.3	34.7
Europe	12.1	10.9	12.3	10.8
Other	(3.6)	(20.9)	(2.0)	(10.0)
	169.3		185.8
Unallocated corporate expenses	(50.8)	(5.0)	(59.4)	(5.9)
Earnings from operations	$118.5	11.7%	$126.4	12.5%
* Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the third quarter of 2019 compared with 2018 was as follows:
•Americas – the ratio increased 70 basis points due to a decrease in the SG&A expense ratio, primarily due to a decrease in labor and incentive compensation costs, and an increase in gross margin primarily attributable to an increase in sales of gold jewelry within the Jewelry collections category;
•Asia-Pacific – the ratio decreased 790 basis points due to sales deleverage on operating expenses largely attributed to business disruptions in Hong Kong, with store-related expenses in Asia Pacific growing while net sales were approximately unchanged, and a decrease in gross margin;
•Japan – the ratio decreased 80 basis points due to a decrease in gross margin attributable to growth in net sales of Engagement jewelry, partly offset by a decrease in the SG&A expense ratio; and
TIFFANY & CO.

•Europe – the ratio increased 10 basis points due to a decrease in the SG&A expense ratio attributable to a decrease in marketing spending, partly offset by a decrease in gross margin.

(in millions)	Year-to-date 2019	% of Net Sales	Year-to-date 2018	% of Net Sales
Earnings from operations*:
Americas	$204.3	15.9%	$230.4	17.2%
Asia-Pacific	202.1	22.1	245.8	26.6
Japan	167.0	35.6	165.3	37.0
Europe	44.1	13.4	44.2	12.9
Other	(2.2)	(3.2)	(0.5)	(0.8)
	615.3		685.2
Unallocated corporate expenses	(151.7)	(4.9)	(163.3)	(5.2)
Earnings from operations	$463.6	15.1%	$521.9	16.7%
* Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in the year-to-date of 2019 compared with 2018 was as follows:
•Americas – the ratio decreased 130 basis points due to a decrease in gross margin primarily attributable to the increase in sales of High jewelry within the Jewelry collections category;
•Asia-Pacific – the ratio decreased 450 basis points due to sales deleverage on operating expenses largely attributed to business disruptions in Hong Kong, with store-related expenses in Asia Pacific growing while net sales decreased, and a decrease in gross margin;
•Japan – the ratio decreased 140 basis points due to sales deleverage on operating expenses and a decrease in gross margin; and
•Europe – the ratio increased 50 basis points due to a decrease in the SG&A expense ratio attributable to a decrease in marketing spending, partly offset by a decrease in gross margin.
Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses decreased $8.6 million, or 14%, in the third quarter of 2019 and $11.6 million, or 7%, in the year-to-date of 2019 when compared to corresponding periods in the prior year, primarily due to an $8.5 million charge recorded in the third quarter of 2018 related to the bankruptcy filing of a metal refiner to which the Company entrusted precious scrap metal.

Interest Expense and Financing Costs

Interest expense and financing costs were $9.2 million in the third quarter of 2019, compared with $10.1 million in the prior year. Interest expense and financing costs were $29.4 million in the year-to-date of 2019, compared with $29.7 million in the prior year.

Other Expense, net

Other expense, net was $4.2 million in the third quarter of 2019, compared with $1.8 million in the prior year. Other expense, net was $2.2 million in the year-to-date of 2019, compared with $5.1 million in the prior year.

TIFFANY & CO.

Provision for Income Taxes

The effective income tax rate for the third quarter of 2019 was 25.4% versus 17.1% in the prior year. The effective income tax rate for the year-to-date of 2019 was 21.3% versus 21.6% in the prior year. The effective income tax rate for the third quarter and year-to-date of 2019 was increased by an income tax expense of $5.8 million, or 550 basis points and 130 basis points, respectively, due to a reduction in the estimated Foreign Derived Intangible Income ("FDII") benefit for fiscal 2019. The effective income tax rate for the year-to-date of 2019 also included the recognition of an income tax benefit of $7.5 million, or 170 basis points or $0.06 per diluted share, related to an increase in the estimated fiscal 2018 FDII benefit as a result of new U.S. Treasury guidance issued during the first quarter of 2019. The effective income tax rate for the third quarter and year-to-date of 2018 was reduced by 380 basis points and 90 basis points, respectively, or $0.04 per diluted share in each period, as a result of the true-up of $4.4 million of the Company's prior year tax provision in conjunction with the filing of the 2017 tax returns. The effective income tax rate in the year-to-date of 2018 was also reduced by 160 basis points, or $0.06 per diluted share, due to the recognition of an income tax benefit of $8.0 million primarily as a result of a decrease in the gross amount of unrecognized tax benefits and accrued interest and penalties related thereto due to a lapse in a statute of limitations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditure needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position that provides flexibility to pursue strategic priorities. Management regularly assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments. Management believes that cash on hand, internally generated cash flows and the funds available under its revolving credit facilities are sufficient to support the Company's liquidity and capital requirements for the foreseeable future.

The following table summarizes cash flows from operating, investing and financing activities:

	Year-to-date
(in millions)	2019	2018
Net cash provided by (used in):
Operating activities	$263.7	$157.2
Investing activities	(174.1)	115.1
Financing activities	(392.9)	(603.5)
Effect of exchange rate changes on cash and cash equivalents	0.3	3.1
Net decrease in cash and cash equivalents	$(303.0)	$(328.1)

Operating Activities

The Company had net cash inflows from operating activities of $263.7 million in the year-to-date of 2019, compared with $157.2 million in the year-to-date of 2018. The variance was primarily due to decreases in inventory purchases and income tax payments, partly offset by activity within accounts payable and accrued liabilities and decreased earnings. Additionally, the Company made a $30.0 million voluntary cash contribution to its U.S. pension plan in the year-to-date of 2019, compared with an $11.8 million voluntary cash contribution made in the prior year.

Working Capital. Working capital (current assets less current liabilities) was $2.7 billion at October 31, 2019, compared with $3.0 billion at January 31, 2019 and $3.0 billion at October 31, 2018. The decrease in the third quarter of 2019 compared with the third quarter of 2018 was primarily due to a decrease in cash and cash equivalents, an increase in inventories, net and an increase in current liabilities (which reflects the adoption of ASC 842 – Leases in the current period, which established the Current portion of operating lease liabilities on the Condensed Consolidated Balance Sheet).
TIFFANY & CO.

Accounts receivable, net at October 31, 2019 were 11% lower than at January 31, 2019 and 3% higher than at October 31, 2018. Currency translation did not have a significant effect on the change compared to January 31, 2019 or October 31, 2018.

Inventories, net at October 31, 2019 were 6% higher than at January 31, 2019 and 4% higher than at October 31, 2018, due to increases in finished goods inventories compared to both periods, as well as increases in raw materials inventories compared to January 31, 2019. Currency translation did not have a significant effect on the change compared to January 31, 2019 or October 31, 2018.

Accounts payable and accrued liabilities at October 31, 2019 were 4% lower than at January 31, 2019 and 11% higher from October 31, 2018.

The decrease in Other long-term liabilities at October 31, 2019 when compared to January 31, 2019 and October 31, 2018 included the impact of the adoption of ASC 842 – Leases, which resulted in the reclassification of the balances for unamortized lease incentives and the lease straight-line liability from Other long-term liabilities to Operating lease right-of-use assets during the first quarter of 2019.

Investing Activities

The Company had net cash outflows from investing activities of $174.1 million in the year-to-date of 2019, compared with net cash inflows of $115.1 million in the year-to-date of 2018. The decrease was driven primarily by net activity related to sales and purchases of marketable securities and short-term investments.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net proceeds from the sales of marketable securities and short-term investments of $19.9 million during the year-to-date of 2019, compared with $289.8 million during the year-to-date of 2018.

Financing Activities

The Company had net cash outflows from financing activities of $392.9 million in the year-to-date of 2019, compared with $603.5 million in the year-to-date of 2018. Year-over-year changes in cash flows from financing activities were largely driven by changes in share repurchases.

Recent Borrowings. The Company had net repayments of borrowings as follows:

	Year-to-date
(in millions)	2019	2018
Short-term borrowings:
Proceeds from (repayments of) credit facility borrowings, net	$10.4	$(31.7)
Proceeds from other credit facility borrowings	55.3	7.7
Repayment of other credit facility borrowings	(83.5)	(18.4)
Net repayments of total borrowings	$(17.8)	$(42.4)

In June 2019, the Registrant's indirect, wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 408.0 million ($57.8 million at October 31, 2019), which may be increased to the RMB equivalent of 100.0 million, subject to certain conditions and limitations, at the request of Tiffany-Shanghai. The Tiffany-Shanghai Credit Agreement, which matures in July 2022, was made available to refinance amounts outstanding under Tiffany-Shanghai's previously existing RMB 990.0 million three-year multi-bank revolving credit agreement (the "2016 Agreement"), which expired pursuant to its terms on July 11, 2019, as well as for Tiffany-Shanghai's ongoing general working capital requirements. The participating lenders will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates equal to 95% of the applicable rate as announced by the People's Bank of China (provided, that if such announced rate is below zero, the applicable interest rate shall be deemed to be zero). In connection with the Tiffany-Shanghai Credit Agreement, in June 2019, the Registrant entered into a Guaranty
TIFFANY & CO.

Agreement by and between the Registrant and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty").

Under all of the Company's credit facilities, at October 31, 2019, there were $89.9 million of borrowings outstanding, $3.6 million of letters of credit issued and $892.7 million available for borrowing. At October 31, 2018, there were $68.9 million of borrowings outstanding, $6.0 million of letters of credit issued and $951.4 million available for borrowing. The weighted-average interest rate for the amounts outstanding at October 31, 2019 and 2018 was 4.0% and 5.7%, respectively.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders' equity was 31% at October 31, 2019, 32% at January 31, 2019 and 31% at October 31, 2018.

At October 31, 2019, the Company was in compliance with all debt covenants.

Share Repurchases. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase ("ASR") or other structured repurchase transactions, and/or privately negotiated transactions. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for repurchase under the 2016 Program. As of October 31, 2019, $471.6 million remained available under the 2018 Program; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its Common Stock other than in connection with the forfeiture provisions of Company equity awards or the cashless exercise or tax withholding provisions of such Company equity awards, in each case, granted under the Company's stock-based compensation plans. Accordingly, the Company does not expect to repurchase any shares of its Common Stock in connection with the 2018 Program prior to the Merger or earlier termination of the Merger Agreement.

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

The Company's share repurchase activity was as follows:

	Third Quarter		Year-to-date
(in millions, except per share amounts)	2019	2018	2019	2018
Cost of repurchases	$78.0	$71.0	$163.4	$377.3
Shares repurchased and retired	0.9	0.6	1.8	3.0
Average cost per share	$88.42	$118.36	$91.15	$123.99

Contractual Obligations

The Company's contractual cash obligations and commercial commitments at October 31, 2019 and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods have not changed significantly since January 31, 2019.

TIFFANY & CO.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, each as amended. Forward-looking statements provide current expectations of future events and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "intends," "plans," "projects," or other similar expressions may identify such forward-looking statements.

Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over which we have no control. These factors, risks and uncertainties include, but are not limited to, the following: (i) conditions to the completion of the proposed acquisition, including stockholder approval of the proposed acquisition, may not be satisfied or the regulatory approvals required for the proposed acquisition may not be obtained on the terms expected or on the anticipated schedule; (ii) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement between the parties to the proposed acquisition; (iii) the effect of the announcement or pendency of the proposed acquisition on the Company's business relationships, operating results, and business generally; (iv) risks that the proposed acquisition disrupts the Company's current plans and operations and potential difficulties in the Company's employee retention as a result of the proposed acquisition; (v) risks related to diverting management's attention from the Company's ongoing business operations; (vi) potential litigation that may be instituted against the Company or its directors or officers related to the proposed acquisition or the merger agreement between the parties to the proposed acquisition; (vii) the amount of the costs, fees, expenses and other charges related to the proposed acquisition; and (viii) such other factors as are set forth in the Company's periodic public filings with the SEC, including but not limited to those described under the headings "Risk Factors" and "Forward Looking Statements" in its Form 10-K for the fiscal year ended January 31, 2019, this quarterly report on Form 10-Q and in its other filings made with the SEC from time to time, which are available via the SEC's website at www.sec.gov.

Forward-looking statements reflect the views and assumptions of management as of the date of this communication with respect to future events. The Company does not undertake, and hereby disclaims, any obligation, unless required to do so by applicable securities laws, to update any forward-looking statements as a result of new information, future events or other factors. The inclusion of any statement in this communication does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of October 31, 2019 is 12 months.

The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated and Euro-denominated intercompany loans. These cross-currency swaps are designated
TIFFANY & CO.

and accounted for as cash flow hedges. As of October 31, 2019, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in millions)	(in millions)
July 2016	October 2024	¥10,620.0	$100.0
March 2017	April 2027	¥11,000.0	96.1
May 2017	April 2027	¥5,634.5	50.0
August 2019	August 2026	€21.1	23.6

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. If the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The maximum term of the Company's outstanding precious metal collars and forward contracts as of October 31, 2019 is 18 months.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. The Court has denied a motion made by Costco for a new trial; however, Costco has also filed an appeal from the judgment, which is pending before the Second Circuit Court of Appeals. As the Tiffany plaintiffs may not enforce the Court's judgment during the appeals process, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of October 31, 2019. The Company expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2021.

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

(ii) The announcement and pendency of the proposed Merger may adversely affect the Company's business, financial condition and results of operations.

Uncertainty about the effect of the proposed Merger on the Company's employees, customers, and other parties may have an adverse effect on the Company's business, financial condition and results of operations regardless of whether the proposed Merger is completed. These risks to the Company's business include the following, all of which may be exacerbated by a delay in the completion of the proposed Merger: (i) the impairment of the Company's ability to attract, retain, and motivate its employees; (ii) the diversion of significant management time and attention from ongoing business operations towards the completion of the proposed Merger; (iii) difficulties maintaining relationships with customers, suppliers, and other business partners; (iv) delays or deferments of certain business decisions by the Company's customers, suppliers, and other business partners; (v) the inability to pursue alternative business opportunities or make appropriate changes to the Company's business because the Merger Agreement requires the Company to conduct its business in the ordinary course of business and not engage in certain kinds of transactions prior to the completion of the proposed Merger without the prior written consent of Parent, even if such actions could prove beneficial; (vi) litigation relating to the proposed Merger and the costs related thereto; and (vii) the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger.

(iii) Failure to consummate the proposed Merger within the expected time frame or at all may have a material adverse impact on the Company's business, financial condition and results of operations.

There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to various conditions, including, among others, customary conditions relating to (i) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of the Company's Common Stock entitled to vote on such matter at the meeting of stockholders of the Company to be held for that purpose, (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as certain non-U.S. regulatory approvals, (iii) clearance by the Committee on Foreign Investment in the United States, (iv) the absence of a law or order in effect that enjoins, prevents or otherwise prohibits the consummation of the proposed Merger or any other transactions contemplated under the Merger Agreement issued by a governmental entity; (v) the absence of any legal proceeding seeking to enjoin, prevent or otherwise prohibit the consummation of the proposed Merger or any other transactions contemplated under the Merger Agreement instituted by a governmental entity of competent jurisdiction; and (vi) the absence of a Material Adverse Effect (as defined in the Merger Agreement). There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also provides that the Merger Agreement may be terminated by the Company or Parent under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement the Company will be required to pay Parent a termination fee of $575.0 million. Depending on the circumstances requiring the Company to make this payment, doing so may materially adversely affect its business, financial condition and results of operations.

TIFFANY & CO.

There can be no assurance that an adequate remedy will be available to the Company in the event of a breach of the Merger Agreement by Parent or its affiliates or that the Company will wholly or partially recover for any damages incurred by it in connection with the proposed Merger. A failed transaction may result in negative publicity and a negative impression of the Company among its customers or in the investment community or business community generally. Further, any disruptions to the Company's business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in the Company's relationships with its customers, partners, suppliers and employees, may continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $135.00 per share or higher, on terms acceptable to the Company, the share price of the Company's Common Stock will likely decline to the extent that the current market price of the Company's Common Stock reflects an assumption that the proposed Merger will be completed. Also, the Company has incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger, for which it will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by the Company if the proposed Merger is not completed and may relate to activities that the Company would not have undertaken other than to complete the proposed Merger.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016 (the "2016 Program"), under which the Company was authorized to repurchase up to $500.0 million of its Common Stock. At the time of termination, $154.9 million remained available for repurchase under the 2016 Program. As of October 31, 2019, $471.6 million remained available under the 2018 Program; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its Common Stock other than in connection with the forfeiture provisions of Company equity awards or the cashless exercise or tax withholding provisions of such Company equity awards, in each case, granted under the Company's stock-based compensation plans. Accordingly, the Company does not expect to repurchase any shares of its Common Stock in connection with the 2018 Program prior to the Merger or earlier termination of the Merger Agreement.

The following table contains the Company's purchases of equity securities in the third quarter of 2019:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
August 1, 2019 to August 31, 2019	351,542	$ 85.89	351,542	$ 519.4
September 1, 2019 to September 30, 2019	249,111	$ 89.94	249,111	$ 497.0
October 1, 2019 to October 31, 2019	281,884	$ 90.22	281,884	$ 471.6
TOTAL	882,537	$ 88.42	882,537	$ 471.6

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Tiffany & Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2019, filed with the SEC, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 5, 2019	TIFFANY & CO.
(Registrant)

By: /s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.